Form 10-Q
period 1996-06-30
TELETECH HOLDINGS INC
filed 1996-08-13
CIK 1013880

- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------


                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:   June 30, 1996

                                     OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               For the transition period from __________ to __________

                        Commission file number  0-21055

                           TELETECH  HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                           84-1291044
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification  No.)

  1700 LINCOLN STREET, SUITE 1400
  DENVER, COLORADO                                                 80203
  (Address of principal                                          (Zip Code)
    executive office)


                                      (303)  894-4000
                  (Registrant's telephone number, including area code)

                                 Not Applicable
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

          YES                                NO   X
             -------                           -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
          Class of Common Stock                       August 7, 1996
     Common Stock, par value $.01 per share             54,947,430


- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

                           TELETECH  HOLDINGS, INC.

                                  FORM 10-Q

                                    INDEX

                                                                           PAGE
                                                                          NUMBER
PART  I.  FINANCIAL  INFORMATION

Item 1.   Financial  Statements  (Unaudited)

     Condensed consolidated balance sheets--June 30, 1996 and
     December 31, 1995                                                       3

     Condensed consolidated statements of income--Three months ended
     June 30, 1996 and 1995; Six months ended June 30, 1996 and 1995.        5

     Condensed consolidated statements of cash flows--Six months ended
     June 30, 1996 and 1995.                                                 6

     Notes to condensed consolidated financial statements--June 30, 1996     7

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                            9


PART II   OTHER  INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders               11

Item 6.   Exhibits and Reports on Form 8-K                                  11

SIGNATURES                                                                  12

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                      ASSETS



                                                                        December 31,   June 30,
                                                                           1995          1996
                                                                         --------     ----------
                                                                                      (unaudited)
CURRENT  ASSETS:
  Cash and cash equivalents...........................................   $     42      $  1,327
  Short-term investments..............................................     10,361         8,304
  Accounts receivable, net of allowance for doubtful
    accounts of $789 and $1,272, respectively.........................      9,786        26,295
  Prepaids and other assets...........................................        238           592
  Deposits............................................................        220           436
  Deferred tax asset..................................................        486           638
                                                                         --------      --------
      Total current assets............................................     21,133        37,592
                                                                         --------      --------

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $6,059 and $7,837, respectively......................      9,104        19,244
                                                                         --------      --------

OTHER ASSETS:
  Deferred contract costs (net of amortization of $506 at June 30)...         346         1,907
  Goodwill (net of amortization of $132 )............................         -           2,130
  Investment in affiliated company accounted for under the
    method...........................................................         -             693
  Deferred tax asset.................................................         -             496
  Other assets.......................................................         -           1,189
                                                                         --------      --------
      Total assets...................................................    $ 30,583      $ 63,251
                                                                         --------      --------
                                                                         --------      --------


     The accompanying notes are an integral part of these balance sheets.

              TELETECH HOLDINGS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                     (dollars in thousands)

   LIABILITIES AND STOCKHOLDERS  EQUITY

                                                     December 31,    June 30,
                                                         1995          1996
                                                     ------------   -----------
                                                                    (unaudited)
CURRENT LIABILITIES:
 Bank overdraft......................................  $ 1,427       $   -
 Short term borrowings...............................    1,000         9,000
 Current portion of capital lease obligations........    1,256         3,286
 Current portion of other long-term debt.............      196           171
 Accounts payable....................................    2,604         6,538
 Accrued employee compensation.......................    1,743         4,266
 Other accrued expenses..............................    1,262         5,892
 Customer advances, deposits and deferred income.....      340         1,706
                                                       -------       -------
   Total current liabilities.........................    9,828        30,859

DEFERRED TAX LIABILITIES                                   507           -

LONG-TERM DEBT, net of current portion:
 Capital lease obligations...........................    3,193         6,778
 Other debt..........................................      397           577
                                                       -------       -------
   Total liabilities.................................   13,925        38,214
                                                       -------       -------

MANDATORILY REDEEMABLE CONVERTIBLE
 PREFERRED STOCK:
   $6.45 par value, 1,860,000 shares
   authorized 1,860,000 shares issued and
   outstanding including accrued dividends
   of $867 and $1,290, respectively..................   12,867        13,290
                                                       -------       -------
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 50,000,000
   shares authorized, 40,700,000 and 41,746,200
   shares issued and outstanding.....................      407           417
   Additional paid-in capital........................    1,847         7,067
   Cumulative translation adjustment.................      -             147
   Unearned compensation-restricted stock............      -            (317)
   Retained earnings.................................    1,537         4,433
                                                       -------       -------
     Total stockholders' equity......................    3,791        11,747
                                                       -------       -------
     Total liabilities and stockholders' equity......  $30,583       $63,251
                                                       -------       -------
                                                       -------       -------


    The accompanying notes are an integral part of these balance sheets.

                  TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (amounts in thousands except per share amounts)
                                (Unaudited)

                                      Three Months Ended     Six Months Ended
                                           June 30,               June 30,
                                      ------------------    ------------------
                                        1995      1996       1995       1996
                                      --------   -------    -------    -------

REVENUES                               $11,879   $34,599    $22,291    $56,619

OPERATING EXPENSES:
  Costs of Services..................    6,407    20,526     11,876     31,721
  Selling, general and
    administrative expenses..........    4,265    10,517      8,594     18,619
                                       -------   -------    -------    -------
  Total operating expenses...........   10,672    31,043     20,470     50,340
                                       -------   -------    -------    -------

INCOME FROM OPERATIONS                   1,207     3,556      1,821      6,279
                                       -------   -------    -------    -------

OTHER INCOME (EXPENSES):
  Interest expense...................     (124)     (226)      (227)      (460)
  Interest income....................       32       103        185        214
  Equity in losses of affiliated
   company...........................       -        (56)        -         (56)
  Other..............................      127       101      2,415       (242)
                                       -------   -------    -------    -------
                                            35       (78)     2,373       (544)
                                       -------   -------    -------    -------
 Income before income taxes..........    1,242     3,478      4,194      5,735

PROVISION FOR INCOME TAXES                 449     1,415      1,774      2,417
                                       -------   -------    -------    -------
 Net income..........................  $   793   $ 2,063    $ 2,420    $ 3,318
                                       -------   -------    -------    -------
                                       -------   -------    -------    -------

SHARES USED IN COMPUTING PRO
 FORMA NET INCOME PER
 COMMON AND COMMON
 EQUIVALENT SHARE....................   54,328    54,328     54,280     54,328
                                       -------   -------    -------    -------
                                       -------   -------    -------    -------

PRO FORMA NET INCOME PER
 COMMON AND COMMON
 EQUIVALENT SHARE....................  $   .01   $   .04    $   .04    $   .06
                                       -------   -------    -------    -------
                                       -------   -------    -------    -------




       The accompanying notes are an integral part of these statements.

             TELETECH HOLDINGS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                       (dollars in thousands)
                             (Unaudited)

                                                            1995       1996
                                                          --------   --------
CASH FLOWS FROM  OPERATING ACTIVITIES:
 Net Income.............................................. $  2,420   $  3,318
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities-
  Depreciation and amortization..........................      973      2,380
  Allowance for doubtful accounts........................       67        482
  Equity in loss of affiliated company...................        -         56
  Deferred taxes on income...............................      156       (161)
  Deferred compensation expense..........................        -         63
  Changes in assets and  liabilities-
   Accounts receivable...................................   (3,149)   (15,704)
   Prepaids and other current assets.....................      (66)      (374)
   Deferred contract costs...............................        -     (2,067)
   Other assets..........................................      (81)      (842)
   Accounts payable and accrued liabilities..............    1,750      9,065
   Customer advances and deferred income.................      928        926
   Other current liabilities.............................     (123)         -
                                                          --------   --------
   Net cash provided by (used in) operating activities...    2,875     (2,858)
                                                          --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment...................... $   (439)  $ (4,022)
 Purchase of Access 24, net of cash acquired.............        -     (2,431)
 Proceeds from sale of Access 24 UK Limited..............        -      3,946
 (Increase) decrease in short-term investments...........  (10.421)     2,057
                                                          --------   --------
 Net cash used in investing activities...................  (10,860)      (450)
                                                          --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in short-term borrowings........ $   (138)  $  8,000
 Net increase (decrease) in bank overdraft...............     (510)    (1,427)
 Payments on long-term debt..............................     (181)      (756)
 Payments under capital leases...........................     (416)    (1,325)
 Distributions to stockholder............................   (1,695)         -
 Issuance of preferred stock.............................   12,000          -
 Payments under subordinated notes payable
    to stockholder.......................................   (1,104)         -
                                                          --------   --------
 Net cash provided by  financing activities..............    7,956      4,492
                                                          --------   --------
 Effect of exchange rate changes on cash.................        -        101
                                                          --------   --------
NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS......      (29)     1,285
                                                          --------   --------
CASH AND CASH EQUIVALENTS, beginning of period...........       38         42
                                                          --------   --------
CASH AND CASH EQUIVALENTS, end of period................. $      9   $  1,327
                                                          --------   --------
                                                          --------   --------

     The accompanying notes are an integral part of these statements.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

NOTE (1)--BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of TeleTech Holdings, Inc. and subsidiaries as of June 30, 1996 and 1995 and for the periods then ended. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

     The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and footnotes thereto included in the Company's registration statement on Form S-1 dated July 31, 1996.

NOTE (2)--INITIAL PUBLIC OFFERING OF COMMON STOCK

     On August 6, 1996 the Company completed an initial public offering of its common stock. The Company sold 4,000,000 shares of common stock at an offering price of $14.50 per share. Total proceeds after deducting $5,430,000 in estimated costs associated with the offering were $52,570,000. Immediately prior to the closing of the offering the Company completed a five for one share common stock split. All common stock amounts, equivalent share amounts and per share amounts included in the accompanying financial statements and related notes have been adjusted to give effect to the stock split. In connection with the public offering, 9,300,000 shares of common stock were issued upon the conversion of all 1,860,000 outstanding shares of preferred stock.

NOTE (3)--ACQUISITION OF ACCESS 24 SERVICE CORPORATION PTY. LIMITED AND SALE OF
          ACCESS 24 LIMITED COMMON STOCK

     On January 1, 1996, the Company acquired 100% of the common stock of Access 24 Service Corporation Pty. Limited (with its subsidiaries "Access 24"), for consideration of $7.1 million, consisting of $2.27 million plus 970,240 shares of common stock. Access 24 provides inbound, toll-free customer service, primarily to the health care and financial services sector in Australia, the United Kingdom and New Zealand.

     On April 30, 1996, the Company completed the sale of 50% of the common stock of Access 24 Limited ("Access 24 UK") to PPP Health Care Group plc ("PPP") for cash of $3.8 million. Access 24 UK is the United Kingdom subsidiary, acquired by the Company as part of the Access 24 acquisition, which operates a call center in London, England. In addition PPP also purchased 1,000,000 preferred shares of Access 24 UK for consideration of $1.5 million. The preferred shares have a par value of 1 pound each and dividends are cumulative at the rate of 7% per annum. A portion of the proceeds from the preferred stock were used to repay outstanding advances from Access 24.

     This acquisition of Access 24 has been accounted for using the purchase method. The proceeds from the sale of 50% of the stock of Access 24 UK in excess of the proportionate share of the carrying amounts of the Access 24
UK assets and liabilities has been reflected as a reduction of the goodwill arising from the Access 24 acquisition. The remaining 50% interest in Access 24 UK is accounted for using the equity method of accounting. Under the equity method, the Company's investment is initially recorded at cost and is adjusted to recognize the Company's 50% share of net earnings or losses of the affiliated company. The excess of the cost of the investment over the underlying net assets of Access 24 UK is being amortized using the straight line method over 15 years.

                           TELETECH HOLDINGS, INC.
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                 JUNE 30, 1996

     The pro forma results of operations for the six months ended June 30, 1995, as if the acquisition of Access 24 and the subsequent sale of Access 24, UK had occurred on January 1, 1995 are as follows (in thousands except per share amounts):

                                     As         Access      Pro
                                  Reported       24        Forma

     Revenue                       $22,291     $4,400      $26,691
                                   -------     ------      -------
                                   -------     ------      -------
     Net income                    $ 2,420     $  180      $ 2,600
                                   -------     ------      -------
                                   -------     ------      -------
     Pro Forma Earnings per share  $  0.04                 $  0.05
                                   -------                 -------
                                   -------                 -------

NOTE (4)--EARNINGS PER SHARE

     Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company at prices below the public offering price during the 12 month period prior to the offering date (using the treasury stock method) have been included in the calculation as if they were outstanding for all periods presented. Common stock amounts and equivalent share amounts have been adjusted retroactively to give effect to the stock split. The shares of convertible preferred stock are considered common stock equivalents due to the mandatory conversion provision. The weighted average number of common shares and common share equivalents was calculated as follows (in thousands):

                                     Three Months Ended    Six Months Ended
                                           June 30,              June 30,
                                     ------------------    ----------------
                                      1995        1996      1995      1996
                                     -------     ------    ------    ------
Common shares outstanding            40,700      41,746    40,700    41,746
Convertible preferred stock           9,300       9,300     9,300     9,300
Common equivalent shares              4,328       3,282     4,280     3,282
                                     -------     ------    ------    ------
Shares used in computing pro forma
  net income per common and
  common equivalent share            54,328      54,328    54,280    54,328
                                     -------     ------    ------    ------
                                     -------     ------    ------    ------

NOTE (5)--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH INVESTING
          AND FINANCING ACTIVITIES (IN THOUSANDS):

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                   1996            1995
Cash  paid for interest                          $   438          $  224
Cash paid for income taxes                       $ 1,050          $ 1,024

Noncash investing and financing activities:
  Assets acquired through capital leases         $ 5,752          $ 2,900
  Stock issued in purchase of Access 24          $ 4,851          $  -
  Restricted stock issued under employment
    agreements                                   $   380          $  -

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     Revenues increased $22.7 million or 191%, to $34.6 million for the second quarter of 1996 from $11.9 million for the second quarter of 1995. The increase resulted from $2.4 million in revenues of Access 24, which was acquired in the first quarter of 1996, $17.3 million in revenues from new clients (including $7.1 million attributable to the Company's facilities management agreement with United Parcel Service) and $8.7 million in increased revenue from existing clients. These increases were offset by terminations and other client reductions including the loss of $2.4 million in revenues due to the expiration of the Company's contract with Continental Airlines in the first quarter of 1996. Revenues in the second quarter reflect the additional capacity provided by the opening of the Thornton Call Center in April 1996.

     Costs of services increased $14.1 million, or 220%, to $20.5 million for the second quarter of 1996 from $6.4 million for the second quarter of 1995. Costs of services as a percentage of revenues increased from 54% in the second quarter of 1995 to 59% in the second quarter of 1996. The increase in costs of services as a percentage of revenues is a result of the $7.1 million of revenues received in the second quarter of 1996 from the Company's facilities management program, under which the Company commenced significant operations in April 1996. This program has lower billing rates and, accordingly, higher costs of services as a percentage of revenues than fully outsourced programs. There were no facility management program revenues in the three months ended June 30, 1995.

     Selling, General and Administrative expenses ("SG&A") increased
$6.3 million, or 147%, to $10.5 million for the second quarter of 1996 from $4.3 million in the second quarter of 1995. This increase is primarily the result of increased revenues during the period. SG&A expenses as a percentage of revenues decreased from 36% for the quarter ended June 30, 1995 to 30% for the quarter ended June 30, 1996, primarily due to the impact of the Company's facilities management program, which provided $7.1 million in revenues but resulted in insignificant additional SG&A expenses, and also as a result of the spreading of fixed costs over a larger revenue base.

     As a result of the foregoing factors, operating income increased $2.3 million, or 195% in the second quarter of 1996 from $1.2 million in the second quarter of 1995.

     Other expense increased $113,000 to $78,000 during the second quarter of 1996. The second quarter of 1995 reflected other income of $35,000. This is due to increased interest expense during the period resulting from higher balances of short term borrowings and capital lease obligations.

     As a result of the foregoing factors, net income increased $1.3 million or 160%, to $2.1 million for the second quarter of 1996 from $793,000 for the second quarter of 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     Revenues increased $34.3 million or 154%, to $56.6 million for the six months ended June 30, 1996 from $22.3 million for the six months ended June 30, 1995. The increase resulted from $5.8 million in revenues of Access 24, which was acquired in the first quarter of 1996, $22.1 million in revenues from new clients (including $7.1 million attributable to the facilities management agreement with United Parcel Service) and $14.0 million in increased revenue from existing clients. These increases were offset by contract expirations and other client reductions, including the loss of $3.5 million in revenues due to the expiration of the Continental Airlines contract in the first quarter of 1996. Revenues in the six months ended June 30, 1996 reflect the additional capacity provided by the opening of the Thornton Call Center in April 1996.

               MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     Costs of services increased $19.8 million, or 167%, to $31.7 million for the six months ended June 30, 1996 from $11.9 million for the six months ended June 30, 1995. Costs of services as a percentage of revenues increased from 53% in the six months ended June 30, 1995 to 56% for the six months ended June 30, 1996. The increase in costs of services as a percentage of revenues is a result of the $7.1 million of revenues received in the second quarter of 1996 from the Company's facilities management program, under which the Company commenced significant operations in April 1996. This program has lower billing rates and, accordingly, higher costs of services as a percentage of revenues than fully outsourced programs. There were no facility management program revenues in the six months ended June 30, 1995.

     Selling, General and Administrative expenses increased $10.0 million, or 117%, to $18.6 million for the six months ended June 30, 1996 from $8.6 million in the six months ended June 30, 1995. This increase is primarily the result of increased revenues during the period. SG&A expenses as a percentage of revenues decreased from 39% for the six months ended June 30, 1995 to 33% for the six months ended June 30, 1996, primarily due to the impact of the Company's facilities management program, which provided $7.1 million in revenues but resulted in insignificant additional SG&A expenses, and also as a result of the spreading of fixed costs over a larger revenue base.

     As a result of the foregoing factors, operating income increased $4.5 million, or 245% to $6.3 million for the six months ended June 30, 1996 from $1.8 million in the six months ended June 30, 1995. Operating income as a percent of revenues increased from 8% for the six months ended June 30, 1995 to 11% for the six months ended June 30, 1996.

     Other expense increased $2.9 million to $544,000 during the six months ended June 30, 1996 compared with other income of $2.4 million for the six months ended June 30, 1995. This is primarily due to impact of a $2.4 million one time payment made during the first quarter of 1995 by a former client in connection with the early termination of a contract .

     As a result of the foregoing factors, net income increased $898,000 or 37%, to $3.3 million for the six months ended June 30, 1996 from $2.4 million for the six months ended June 30, 1995. Excluding the one-time Payment, net income for the six months ended June 30, 1995 would have been $908,000. Accordingly net income would have increased $2.4 million, or 265%, in the first six months of 1996 compared with 1995.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996 the Company had cash and cash equivalents of $1.3 million and short-term investments of $8.3 million. Cash used in operating activities was $2.9 million for the six months ended June 30, 1996 due primarily to a significant increase in accounts receivable resulting from the increased revenues during the second quarter of 1996.

     Cash used in financing activities was $450,000 for the six months ended June 30, 1996. The Company incurred capital expenditures of $4.0 million and the Company used $2.4 million in connection with the Access 24 acquisition. These expenditures were offset by a $2.0 million reduction in short-term investments and the receipt of $3.9 million from the sale of 50% of Access 24 UK. See Note 3 to the unaudited consolidated financial statements.

     Cash requirements for operating and financing activities for the 6 months ended June 30, 1996 were financed with $4.5 million in cash flow from financing activities consisting of $8.0 million in borrowings on the Company's line of credit, net of capital lease payments and the reduction of the bank overdraft.

                   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995


     The Company has a $15 million unsecured revolving operating line of credit which expires on May 31, 1998. At June 30, 1996 the outstanding borrowings under this agreement were $9.0 million. These borrowings accrue interest at rates varying from 6.63% to 6.75%. As of July 31, 1996 borrowings under this agreement had been reduced to $6.5 million. In addition, the Company has two master lease agreements. Under one agreement the Company may lease equipment up to an aggregate value of $15.0 million.
As of June 30, 1996, amounts outstanding under this agreement were approximately $6.0 million. Under the second agreement, the Company's borrowings are approved, and specific terms are set, on a case-by-case basis. As of June 30, 1996, the total amount outstanding under this agreement was approximately $576,000.

     The Company believes that the net proceeds from the initial public offering of common stock, together with cash from operations, existing cash and available borrowings under the line of credit and master lease agreements, will be sufficient to finance the Company's operations, planned capital expenditures and anticipated growth through 1997.



PART II.  OTHER  INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

     By Written Consent of the Stockholders of the Company dated June 30, 1996, the holders of all of the 10,209,248 shares of the Company's voting securities (51,046,240 shares after giving effect to the five-for-one stock split effected on July 31, 1996) voted in favor of amending and restating the Company's Certificate of Incorporation immediately prior and subject to the closing of the Company's initial public offering of its common stock. The Company's amended and restated Certificate of Incorporation was filed with the Secretary of State of Delaware and became effective on August 1, 1996.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The following document is filed as an exhibit to this report:

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TELETECH HOLDINGS, INC.
                                           (Registrant)



Date: AUGUST 13, 1996                /s/ KENNETH D. TUCHMAN
     ----------------------          --------------------------------------
                                     Kenneth D. Tuchman
                                     Chairman of the Board, President and
                                       Chief Executive Officer


Date: AUGUST 13, 1996                /s/ STEVEN B. COBURN
     ----------------------          --------------------------------------
                                     Steven B. Coburn, Chief Financial
                                       Officer