Form 10-Q
period 1996-09-30
TELETECH HOLDINGS INC
filed 1996-11-14
CIK 1013880

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C. 20549


   [X] QUARTERLY REPORT PURSUANT TO Section 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  SEPTEMBER 30, 1996

                                      OR

   [ ] TRANSITION REPORT PURSUANT TO Section 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

          YES    X                           NO
              -------                           --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
          Class of Common Stock                       November 8, 1996
     Common Stock, par value $.01 per share              55,103,030


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           TELETECH HOLDINGS, INC.

                                 FORM  10-Q

                                    INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART  I.    FINANCIAL  INFORMATION

Item 1.    Financial  Statements  (Unaudited)

     Condensed consolidated balance sheets--September 30, 1996 and
     December 31, 1995                                                       3

     Condensed consolidated statements of income--Three months ended
     September 30, 1996 and 1995;  Nine months ended September 30, 1996
     and 1995.                                                               5

     Condensed consolidated statements of cash flows--Nine months ended
     September 30, 1996 and 1995.                                            6

     Notes to condensed consolidated financial statements--
     September 30, 1996                                                      7

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                            9


PART II.  OTHER  INFORMATION

Item 4.   Submission of Matters to a Vote of  Security Holders              11

Item 6.   Exhibits and Reports on Form 8-K                                  11


SIGNATURES                                                                  12











PART I.   FINANCIAL   INFORMATION

                  TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                           (DOLLARS IN THOUSANDS)


               ASSETS

                                                            December 31,        September 30,
                                                              1995                   1996
                                                            ------------        -------------
                                                                                 (unaudited)
CURRENT  ASSETS:
   Cash and cash equivalents . . . . . . . . . . . . . . .     $    42            $  5,972
   Short-term investments. . . . . . . . . . . . . . . . .      10,361              53,301
   Accounts receivable, net of allowance for doubtful
      accounts of  $789 and $1,316, respectively . . . . .       9,786              27,949
   Prepaids and other assets . . . . . . . . . . . . . . .         238                 493
   Deposits. . . . . . . . . . . . . . . . . . . . . . . .         220                 526
   Deferred tax asset. . . . . . . . . . . . . . . . . . .         486                 848
                                                               -------            --------
        Total current assets . . . . . . . . . . . . . . .      21,133              89,089
                                                               -------            --------
PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $6,059 and $9,225, respectively . . . .       9,104              22,959
                                                               -------            --------
OTHER ASSETS:
   Deferred contract costs (net of amortization of $1,081
       at September 30). . . . . . . . . . . . . . . . . .         346               1,528
   Goodwill (net of amortization of $184). . . . . . . . .           -               3,102
   Investment in affiliated company accounted for under the
       equity method . . . . . . . . . . . . . . . . . . .           -                 681
   Other assets. . . . . . . . . . . . . . . . . . . . . .           -                 548
                                                               -------            --------
      Total assets . . . . . . . . . . . . . . . . . . . .     $30,583            $117,907
                                                               -------            --------
                                                               -------            --------








     The accompanying notes are an integral part of these balance sheets.

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)


     LIABILITIES AND STOCKHOLDERS EQUITY
                                                            December 31,     September 30,
                                                                1995             1996
                                                            ------------     -------------
                                                                              (unaudited)

CURRENT LIABILITIES:
   Bank overdraft. . . . . . . . . . . . . . . . . . . . .   $   1,427         $       -
   Short term borrowings . . . . . . . . . . . . . . . . .       1,000                 -
   Current portion of capital lease obligations. . . . . .       1,256             4,154
   Current portion of other long-term debt . . . . . . . .         196               205
   Accounts payable. . . . . . . . . . . . . . . . . . . .       2,604             5,148
   Accrued employee compensation . . . . . . . . . . . . .       1,743             7,795
   Other accrued expenses. . . . . . . . . . . . . . . . .       1,262             8,194
   Customer advances, deposits and deferred income . . . .         340             1,078
                                                             ---------         ---------
       Total current liabilities . . . . . . . . . . . . .       9,828            26,574

DEFERRED TAX LIABILITIES . . . . . . . . . . . . . . . . .         507               596

LONG-TERM DEBT, net of current portion:
   Capital lease obligations . . . . . . . . . . . . . . .       3,193             9,780
   Other debt. . . . . . . . . . . . . . . . . . . . . . .         397               242
                                                             ---------         ---------
       Total liabilities . . . . . . . . . . . . . . . . .      13,925            37,192
                                                             ---------         ---------

MANDATORILY REDEEMABLE CONVERTIBLE
   PREFERRED STOCK:
   $6.45 par value, 1,860,000 shares authorized 1,860,000
    and zero shares issued and outstanding including accrued
    dividends of $867 . . . . . . . . . . . . . . . . . . .     12,867              -
                                                             ---------         ---------
STOCKHOLDERS  EQUITY:
   Common stock, $.01 par value, 150,000,000 shares
   authorized, 40,700,000 and 55,046,240 shares issued,
   40,700,000 and 54,947,430 shares outstanding. . . . . .         407               550
   Additional paid-in capital. . . . . . . . . . . . . . .       1,847            72,789
   Cumulative translation adjustment . . . . . . . . . . .           -               167
   Unearned compensation-restricted stock. . . . . . . . .           -              (296)
   Treasury stock, 98,810 shares, at cost. . . . . . . . .           -              (988)
   Retained earnings . . . . . . . . . . . . . . . . . . .       1,537             8,493
                                                             ---------         ---------
      Total stockholders equity. . . . . . . . . . . . . .       3,791            80,715
                                                             ---------         ---------
      Total liabilities and stockholders equity. . . . . .    $ 30,583         $ 117,907
                                                             ---------         ---------
                                                             ---------         ---------


The accompanying notes are an integral part of these balance sheets.

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                  (Unaudited)

                                                             Three  Months Ended         Nine Months Ended
                                                                 September 30,              September 30,
                                                             --------------------       ------------------
                                                               1995       1996            1995       1996

REVENUES . . . . . . . . . . . . . . . . . . . . . . . . .   $12,692     $50,057        $34,983    $106,675
                                                             -------     -------        -------    --------
OPERATING EXPENSES:
   Costs of Services . . . . . . . . . . . . . . . . . . .     6,899      31,376         18,775      63,097
   Selling, general and
       administrative expenses . . . . . . . . . . . . . .     4,575      11,780         13,169      30,399
                                                             -------     -------        -------    --------
   Total operating expenses. . . . . . . . . . . . . . . .    11,474      43,156         31,944      93,496
                                                             -------     -------        -------    --------

INCOME FROM OPERATIONS . . . . . . . . . . . . . . . . . .     1,218       6,901          3,039      13,179
                                                             -------     -------        -------    --------

OTHER INCOME (EXPENSES):
   Interest expense. . . . . . . . . . . . . . . . . . . .      (109)       (339)         ( 336)       (799)
   Interest income . . . . . . . . . . . . . . . . . . . .       249         411            434         625
   Equity in losses of affiliated company. . . . . . . . .         -         (10)             -         (66)
   Other . . . . . . . . . . . . . . . . . . . . . . . . .      (102)         37          2,313        (205)
                                                             -------     -------        -------    --------
                                                                  38          99          2,411        (445)
                                                             -------     -------        -------    --------
   Income before income taxes. . . . . . . . . . . . . . .     1,256       7,000          5,450      12,734

PROVISION FOR INCOME TAXES . . . . . . . . . . . . . . . .       394       2,941          2,167       5,357
                                                             -------     -------        -------    --------
   Net income. . . . . . . . . . . . . . . . . . . . . . .   $   862     $ 4,059        $ 3,283    $  7,377
                                                             -------     -------        -------    --------
                                                             -------     -------        -------    --------

SHARES USED IN COMPUTING PRO FORMA NET INCOME
   PER COMMON AND COMMON EQUIVALENT SHARE. . . . . . . . .    54,328      57,448         54,296      55,368
                                                             -------     -------        -------    --------
                                                             -------     -------        -------    --------

PRO FORMA NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE. . . . . . . . . . . . . . . . . . . .   $   .02     $   .07        $   .06    $    .13
                                                             -------     -------        -------    --------
                                                             -------     -------        -------    --------



The accompanying notes are an integral part of these statements.

                  TELETECH HOLDINGS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                          (DOLLARS IN THOUSANDS)
                                (Unaudited)

                                                                     1995             1996
                                                                   --------       --------
CASH FLOWS FROM  OPERATING ACTIVITIES:
   Net Income. . . . . . . . . . . . . . . . . . . . . . .         $  3,283       $  7,377
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities-
     Depreciation and amortization . . . . . . . . . . . .            1,554          4,431
     Allowance for doubtful accounts . . . . . . . . . . .               67            527
     Equity in loss of affiliated company. . . . . . . . .                -             66
     Deferred taxes on income. . . . . . . . . . . . . . .              127           (273)
     Deferred compensation expense . . . . . . . . . . . .                -             84
     Changes in assets and  liabilities-
       Accounts receivable . . . . . . . . . . . . . . . .           (3,583)       (17,403)
       Prepaids and other current assets . . . . . . . . .             (140)          (365)
       Deferred contract costs . . . . . . . . . . . . . .                -         (2,263)
       Other assets. . . . . . . . . . . . . . . . . . . .               54           (201)
       Accounts payable and accrued liabilities. . . . . .            1,153         13,506
       Customer advances and deferred income . . . . . . .              610            301
                                                                   --------       --------
       Net cash provided by
        operating activities . . . . . . . . . . . . . . .            3,125          5,787
                                                                   --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment. . . . . . . . . . .         $   (649)      $ (5,410)
   Purchase of Access 24, net of cash acquired . . . . . .                -         (2,431)
   Proceeds from sale of Access 24 UK Limited. . . . . . .                -          3,903
   Increase  in short-term investments . . . . . . . . . .          (10,219)       (42,940)
                                                                   --------       --------
   Net cash used in investing activities . . . . . . . . .          (10,868)       (46,878)
                                                                   --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in short-term borrowings. . . .         $    861       $ (1,000)
   Net decrease in bank overdraft. . . . . . . . . . . . .             (560)        (1,427)
   Payments on long-term debt. . . . . . . . . . . . . . .             (577)          (640)
   Payments under capital leases . . . . . . . . . . . . .             (820)        (1,587)
   Proceeds from issuance of common stock, net
       of offering costs . . . . . . . . . . . . . . . . .                -         52,565
   Acquisition of treasury stock . . . . . . . . . . . . .                            (988)
   Distributions to stockholder. . . . . . . . . . . . . .           (1,695)             -
   Issuance of preferred stock . . . . . . . . . . . . . .           12,000              -
   Payments under subordinated notes payable
      to stockholder . . . . . . . . . . . . . . . . . . .           (1,104)             -
                                                                   --------       --------
   Net cash provided by  financing activities. . . . . . .            8,105         46,923
                                                                   --------       --------
Effect of exchange rate changes on cash. . . . . . . . . .                -             98
NET INCREASE  IN CASH  AND CASH EQUIVALENTS. . . . . . . .              362          5,930
CASH AND CASH EQUIVALENTS, beginning of period . . . . . .               38             42
                                                                   --------       --------
CASH AND CASH EQUIVALENTS, end of period . . . . . . . . .         $    400       $  5,972
                                                                   --------       --------
                                                                   --------       --------



        The accompanying notes are an integral part of these statements.

                  TELETECH HOLDINGS, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1996

NOTE (1)--BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the
Securities and Exchange Commission.   The condensed consolidated financial
statements reflect all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of TeleTech Holdings, Inc. and subsidiaries as of September 30, 1996 and 1995 and for the
periods then ended.   Operating results for the three and nine month periods
ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

     The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and footnotes thereto included in the Companys registration statement on Form S-1 dated October 31, 1996.

NOTE (2)--INITIAL PUBLIC OFFERING OF COMMON STOCK

          On August 6, 1996 the Company completed an initial public offering of its common stock. The Company sold 4,000,000 shares of common stock at an offering price of $14.50 per share. Total proceeds after deducting $5,435,000 in estimated costs associated with the offering were $52,565,000. Immediately prior to the closing of the offering the Company completed a five-for-one share common stock split. All common stock amounts, equivalent share amounts and per share amounts included in the accompanying financial statements and related notes have been adjusted to give effect to the stock split. In connection with the public offering, 9,300,000 shares of common stock were issued upon the conversion of all 1,860,000 outstanding shares of preferred stock and 98,810 shares of treasury stock were acquired at a cost of $988,100.

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

     On April 30, 1996, the Company completed the sale of 50% of the common stock of Access 24 Limited ("Access 24 UK") to PPP Health Care Group plc ("PPP") for cash of $3.8 million. Access 24 UK is the United Kingdom subsidiary, acquired by the Company as part of the Access 24 acquisition, which operates a call center in London, England, In addition PPP also purchased 1,000,000 preferred shares of Access 24 UK for consideration of $1.5 million. The preferred shares have a par value of 1 pound each and dividends are cumulative
at the rate of 7% per annum.   A portion of the proceeds from the preferred
stock were used to repay outstanding advances from Access 24.

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

                           TELETECH HOLDINGS, INC.
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                             SEPTEMBER 30, 1996

affiliated company.   The excess of the cost of the investment over the
underlying net assets of Access 24 UK is being amortized using the straight line method over 15 years.

     The pro forma results of operations for the nine months ended September 30, 1995, as if the acquisition of Access 24 and the subsequent sale of Access 24 UK occurred on January 1, 1995 are as follows (in thousands except per share amounts):
                                      As          Access   Pro
                                      Reported    24       Forma
                                      --------    ------   -------
     Revenue                          $34,983     $7,300   $42,283
                                      -------     ------   -------
                                      -------     ------   -------
     Net income                       $ 3,283     $  (80)  $ 3,203
                                      -------     ------   -------
                                      -------     ------   -------
     Pro Forma Earnings per share     $  0.06              $  0.06
                                      -------              -------
                                      -------              -------

NOTE (4)--EARNINGS PER SHARE

     Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, for purposes of determining the average number of common shares outstanding for periods prior to completion of the public offering, common stock and common stock equivalent shares issued by the Company at prices below the public offering price during the 12 month period prior to the offering date (using the treasury stock method) have been included in the calculation as if they were outstanding for all periods presented. Common stock amounts and equivalent share amounts have been adjusted retroactively to give effect to the stock split. The shares of convertible preferred stock were considered common stock equivalents due to the mandatory conversion provision.

NOTE (5)--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH INVESTING
          AND FINANCING ACTIVITIES (IN THOUSANDS):

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   1996           1995
                                                 -------        -------
Cash paid for interest                           $   746        $   330
Cash paid for income taxes                       $ 2,541        $ 1,700

Noncash investing and financing activities:
     Assets acquired through capital leases      $ 9,467        $ 3,500
     Stock issued in purchase of Access 24       $ 4,851        $   -
     Restricted stock issued under employment
          agreements                             $   380        $   -

NOTE (6)-SUBSEQUENT EVENTS

     On November 6, 1996 the Company completed a secondary offering covering the sale of 4.0 million shares of common stock at a price of $31 per share. All 4.0 million shares were sold by selling stockholders. The Company granted an over-allotment option to the underwriters providing for the sale of up to 600,000 shares by the Company. This option was subsequently exercised. Expenses of the offering will be paid pro-rata by the selling shareholders and
the Company based upon the number of shares sold.   Total proceeds to the
Company from the over allotment after deducting commissions and the pro-rata share of the offering costs will be approximately $17.5 million.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED
 SEPTEMBER 30,1995

     Revenues increased $71.7 million or 205%, to $106.7 million for the nine months ended September 30, 1996 from $35.0 million for the nine months ended September 30, 1995. The increase resulted from $9.1 million in revenues of Access 24, which was acquired in the first quarter of 1996, $26.2 million in revenues from new clients and $48.3 million in increased revenue from existing
clients.   These increases were  offset in part by contract expirations and other client reductions, including the loss of $6.1 million in revenues due to the expiration of the Continental Airlines contract in the first quarter of 1996. Revenues in the nine months ended September 30, 1996 reflect the additional capacity provided by the opening of the Thornton Call Center in April 1996 and to a lessor extent the additional capacity provided by the opening of the Van Nuys Call Center in July 1996.

     The Company's three largest clients for the nine months ended September 30, 1996 were AT&T, United Parcel Service and CompuServe, which accounted for 30%,22% and 17%, respectively, of the Company's revenues. In September 1996 the Company and CompuServe agreed to limit the monthly fees the Company charges CompuServe under the largest program the Company provides to CompuServe, which will effectively reduce the number of workstations that the Company dedicates to such program. The Company has redeployed most, and in the near future expects to have redeployed all, of the workstations previously dedicated to such CompuServe program to new programs, including another program that the Company provides for CompuServe. Consequently, the Company does not expect this reduction to materially decrease the Company's capacity utilization. Although the Company expects that the revenues it will realize under this program in the fourth quarter of 1996 and in the first quarter of 1997 will be lower than amounts received in the second and third quarters of 1996, the Company currently expects that increased revenues from existing and new client programs will more than offset such loss in revenues.

      Costs of services increased $44.3 million, or 236%, to $63.1 million for the nine months ended September 30, 1996 from $18.8 million for the nine months ended September 30, 1995. Costs of services as a percentage of revenues increased from 54% for the nine months ended September 30, 1995 to 59% for the nine months ended September 30, 1996. The increase in the costs of services as a percentage of revenues is a result of the significant revenues received in 1996 from the Company's facilities management program, under which the Company commenced significant operations in April 1996. Facilities management programs have higher costs of services as a percentage of revenues than fully outsourced programs. The Company did not generate any revenues in the nine months ended September 30, 1995 from facilities management programs.

     Selling, general and administrative expenses increased $17.2 million, or 131% to $30.4 million for the nine months ended September 30, 1996 from $13.2 million for the nine months ended September 30, 1995. This increase is primarily the result of increased revenues during the period. Selling, general and administrative expenses as a percentage of revenues decreased from 38% for the nine months ended September 30, 1995 to 29% for the nine months ended September 30, 1996 primarily as a result of spreading fixed costs over a larger revenue base as well as the impact of the Company's facilities management program, which has insignificant additional selling, general and administrative expenses.

     As a result of the foregoing factors, income from operations increased $10.1 million or 334%, to $13.2 million for the nine months ended September 30, 1996 from $3.0 million for the six months ended September 30, 1995. Operating income as a percentage of revenues increased from 8.7% for the nine months ended September 30, 1995 to 12.4% for the nine months ended September 30, 1996.
This is primarily the result of the spreading of fixed costs over a larger revenue base.

                      MANAGEMENTS DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

      Other expense totaled $445,000 for the nine months ended September 30, 1996 compared with other income of $2.4 million during the nine months ended September 30, 1996. This is primarily due to 1995 reflecting the impact of the $2.4 million one time payment made during the first quarter of 1995 by a former client in connection with the early termination of a contract.

     As a result of the foregoing factors, net income increased $4.1 or 125%, to $7.4 million for the nine months ended September 30, 1996 from $3.3 million for the nine months ended September 30, 1995. Excluding the one-time payment, net income for the nine months ended September 30, 1995 would have been $1.8 million ($0.03 per share). Accordingly net income would have increased $5.6 million, or 311%, in the first nine months of 1996 compared with 1995.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED
 SEPTEMBER 30, 1995

     Revenues increased $37.4 million or 294%, to $50.1 million for the three months ended September 30, 1996 from $12.7 million for the three months ended September 30, 1995. The increase resulted from $3.3 million in revenues of Access 24, which was acquired in the first quarter of 1996, $17.4 million in revenues from new clients and $22.1 million in increased revenue from existing
clients.   These increases were offset by contract expirations and other client reductions, including the loss of $2.6 million in revenues due to the expiration of the Continental Airlines contract in the first quarter of 1996. Revenues in the three months ended September 30, 1996 reflect the additional capacity provided by the opening of the Thornton Call Center in April 1996 and to a lessor extent the additional capacity provided by the opening of the Van Nuys Call Center in July 1996.

       Costs of services increased $24.5 million, or 355%, to $31.4 million for the three months ended September 30, 1996 from $6.9 million for the three months ended September 30, 1995. Costs of services as a percentage of revenues increased from 54% for the three months ended September 30, 1995 to 63% for the three months ended September 30, 1996. The increase in the costs of services as a percentage of revenues is a result of the significant revenues received in 1996 from the Company's facilities management program, under which the Company commenced significant operations in April 1996. Facilities management programs have higher costs of services as a percentage of revenues than fully outsourced programs. The Company did not generate any revenues in the nine months ended September 30, 1995 from facilities management programs. Facilities management programs have higher costs of services as a percentage of revenues than fully outsourced programs. The Company did not generate any revenues in the three months ended September 30, 1995 from facilities management programs.

     Selling, general and administrative expenses increased $7.2 million, or 158% to $11.8 million for the three months ended September 30, 1996 from $4.6 million for the three months ended September 30, 1995. This increase is primarily the result of increased revenues during the period. Selling, general and administrative expenses as a percentage of revenues decreased from 36% for the three months ended September 30, 1995 to 24% for the three months ended September 30, 1996 primarily as a result of spreading fixed costs over a larger revenue base as well as the impact of the Company's facilities management program, which has insignificant additional selling, general and administrative expenses.

     As a result of the foregoing factors, income from operations increased $5.7 million, or 467%, to $6.9 million for the three months ended September 30, 1996 from $1.2 million for the three months ended September 30, 1995. Operating income as a percentage of revenues increased from 10% for the three months ended September 30, 1995 to 14% for the three months ended September 30, 1996.

      Other income increased $61,000 to $99,000 during the three months ended September 30, 1996 compared with $38,000 for the three months ended September 30, 1995. This is a result of increased interest income resulting from the invested proceeds from the initial public offering.

                      MANAGEMENTS DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

     As a result of the foregoing factors, net income increased $3.2 million or 371%, to $4.1 million for the three months ended September 30, 1996 from $862,000 for the three months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996 the Company had cash and cash equivalents of $5.9 million and short-term investments of $53.3 million. Cash provided by operating activities was $5.8 million for the nine months ended September 30, 1996.

     Cash used in investing activities was $46.9 million for the nine months ended September 30, 1996 which includes $42.9 million in increased short-term investments resulting from the net proceeds from the initial public offering. The Company incurred capital expenditures of $5.4 million, excluding $9.5 million in assets acquired under capital leases. In addition, the Company used $2.4 million in connection with the Access 24 acquisition. These expenditures were offset by the receipt of $3.9 million from the sale of 50% of Access 24 UK. See Note 3 to the unaudited consolidated financial statements.

     Cash requirements for operating and financing activities for the nine months ended September 30, 1996 were financed with $46.9 million in cash flow from financing activities consisting of $52.6 million in net proceeds from the initial public offering , net of capital lease payments, reduction in short term borrowing and the reduction of the bank overdraft.

     The Company has a $15 million unsecured revolving operating line of credit which expires on May 31, 1998. At September 30, 1996 there were no outstanding borrowings under this agreement. In addition, the Company has two master lease agreements. Under one agreement the Company may lease equipment up to an aggregate value of $15.0 million. As of September 30, 1996, amounts outstanding under this agreement were approximately$9.4 million. Under the second agreement, the Company's borrowings are approved, and specific terms are set, on a case-by-case basis. As of September 30, 1996, the total amount outstanding under this agreement was approximately $2.0 million.

     The Company believes that existing cash on hand together with cash from operations and available borrowings under the line of credit and master lease agreements, will be sufficient to finance the Company's operations, planned capital expenditures and anticipated growth through 1997.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The following document is filed as an exhibit to this report:

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K
          The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TELETECH HOLDINGS, INC.
                                             (Registrant)



Date: November 8, 1996                  /s/ KENNETH D. TUCHMAN
     -----------------------------     -------------------------------------
                                       Kenneth D. Tuchman
                                       Chairman of the Board, President and
                                         Chief Executive Officer


Date: November 8, 1996                  /s/ STEVEN B. COBURN
     -----------------------------     -------------------------------------
                                       Steven B. Coburn, Chief Financial
                                         Officer