Form 10-K
period 1996-12-31
TELETECH HOLDINGS INC
filed 1997-03-25
CIK 1013880

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

     (Mark One)

     /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1996 or

     / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________________ to ________________

     Commission file number   0-21055
                           --------------

                             TELETECH HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


             DELAWARE                                    84-1291044
  -------------------------------          ------------------------------------
  (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)


1700 LINCOLN STREET, SUITE 1400, DENVER, COLORADO            80203
-------------------------------------------------          ----------
   (Address of Principal Executive Offices)                (Zip Code)


                                 (303) 894-4000
              (Registrant's Telephone Number, Including Area Code)

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X       No
                                                -------       -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of March 7, 1997, there were 55,716,521 shares of the registrant's common stock outstanding. The aggregate market value of the registrant's voting stock that was held by non-affiliates on such date was $413,711,475, based on the closing sale price of the registrant's common stock on such date as reported on the Nasdaq National Market.


                      Documents Incorporated by Reference:

     Portions of TeleTech Holdings, Inc.'s proxy statement for its annual meeting of stockholders to be held on May 20, 1997 are incorporated by reference into Part III of this Form 10-K, as indicated.

                                    PART I

ITEM 1.  BUSINESS.

OVERVIEW

     TeleTech Holdings Inc. (together with its wholly-owned subsidiaries or, for periods prior to December 1994, TeleTech Telecommunications, Inc. and TeleTech Teleservices, Inc., collectively, the "Company" or "TeleTech") is a leading provider of customer care solutions for Fortune 1000 companies. TeleTech's customer care solutions encompass a wide range of telephone- and computer-based customer acquisition, retention and satisfaction programs designed to maximize the long-term value of the relationships between TeleTech's clients and their customers. Such programs involve all stages of the customer relationship and consist of a variety of customer service and product support activities, such as providing new product information, enrolling customers in client programs, providing 24-hour technical and help desk support, resolving customer complaints and conducting satisfaction surveys. TeleTech works closely with its clients to rapidly design and implement large scale, tailored customer care programs that provide comprehensive solutions to their specific business needs.

     TeleTech delivers its customer care services primarily through customer-initiated ("inbound") telephone calls and also over the Internet. Services are provided by trained customer care representatives ("Representatives") in response to an inquiry that a customer makes by calling a toll-free telephone number or by sending an Internet message. Representatives respond to these inquiries from TeleTech call centers ("Call Centers") utilizing state-of-the-art workstations, which operate on TeleTech's advanced technology platform, enabling the Representatives to provide rapid, single-call resolution. This technology platform incorporates digital switching, client/server technology, object-oriented software modules, relational database management systems, proprietary call tracking management software, computer telephony integration and interactive voice response. TeleTech provides services from Call Centers leased and equipped by TeleTech ("fully outsourced") and, since April 1996, also from Call Centers leased and equipped by clients ("facilities management").

     TeleTech typically establishes long-term, strategic relationships, formalized by multi-year contracts, with selected clients in the telecommunications, technology, transportation, health care and financial services industries. TeleTech targets clients in these industries because of their complex product and service offerings and large customer bases, which require frequent, often sophisticated, customer interactions. For example, in the second half of 1995 the Company entered into a significant, multi-year contract with United Parcel Service. In 1996, the Company obtained significant, additional business from AT&T and entered into a multi-year contract with the United States Postal Service (the "Postal Service").

     The Company was founded in 1982 and has been providing inbound customer care solutions since its inception. Between December 31, 1995 and March 1, 1997, the Company opened, acquired or initiated management of 11 Call Centers. As of March 1, 1997, TeleTech leased or managed 11 Call Centers in the United States and one in each of the United Kingdom, Australia and New Zealand, equipped with a total of 5,500 state-of-the-art workstations.

TeleTech has signed leases for three facilities in the United States in which it expects to open two additional Call Centers in 1997 and a third additional Call Center by early 1998. In 1996, approximately 98% of the Company's call handling revenues were derived from inbound customer inquiries.

SERVICES

     TeleTech offers a wide range of services designed to provide superior customer care. An integral component of these services is process reengineering, by which the Company develops and applies improved processes to make a client's customer service or product support processes more cost-effective, productive and valuable. At the start of a potential new client relationship, TeleTech assesses the client's existing capabilities, goals and strategies, customer service or product support processes and related software, hardware and telecommunications systems and training. After presenting a proposed solution and being awarded a contract, TeleTech works closely with the client to further develop, refine and implement more efficient and productive customer interaction processes and technological solutions that link the customer, the client and TeleTech. These processes generally include the development of event-driven software programs for telephone interactions, where the script being followed by a Representative changes depending upon information contained in the customer file or on information gathered during the Representative's interaction with the customer.

     After the Company designs and develops a customer care program, Representatives provide a wide range of on-going voice and data communications services incorporating one or more customer acquisition, service and retention and satisfaction and loyalty programs. In a typical inbound customer interaction, a customer calls a toll-free number to request product, service or technical information or assistance. TeleTech's advanced telecommunications system automatically identifies each inbound call by its telephone number and routes the call to an appropriate Representative who is trained for that particular client program. Upon receipt of the call, the Representative's computer screen automatically displays the client's specific product, service or technical information to enable the Representative to assist the customer.

     Each customer interaction, even in its simplest form, presents TeleTech and its clients with an opportunity to gather valuable customer information, including the customer's demographic profile and preferences. This information can prompt the Representative to make logical, progressive inquiries about the customer's interest in additional services, identify additional revenue generating and cross-selling opportunities or resolve other customer issues relating to a client's products or services. TeleTech frequently provides several of the services listed below in an integrated program tailored to its clients' needs.

     CUSTOMER ACQUISITION PROGRAMS. Customer acquisition programs are designed to secure new customers and can include a wide range of activities depending upon the customer inquiry. A sampling of these services includes:

     -    providing pre-sales product or service education

     - processing and fulfilling information requests for product or service offerings

     -    verifying sales and activating services

     -    directing callers to product or service sources

     -    receiving orders for and processing purchases of products or services

     - providing initial post-sales support, including operating instructions for new product or service use

     CUSTOMER SERVICE AND RETENTION PROGRAMS. Customer service and retention programs are designed to maintain and extend the customer relationship and maximize the long-term value of a client's relationships with its customers. These programs are generally driven by the customer's purchase of a product or service, or by the customer's need for on-going help-desk resources. The majority of the Company's revenues are generated by the provision of customer service and retention programs. A sampling of these services includes:

     -    providing technical help desk, product or service support

     -    activating product or service upgrades

     -    responding to billing and other account inquiries

     -    resolving complaints and product or service problems

     -    registering warranty information

     -    dispatching on-site service

     CUSTOMER SATISFACTION AND LOYALTY PROGRAMS. Customer satisfaction and loyalty programs enable clients to learn from their customers, to be more responsive to the customer's needs and concerns and to reward customers for their continued patronage. A sampling of these services includes:

     -    responding to client promotional, affinity-building programs

     -    developing and implementing client-branded loyalty programs

     -    conducting satisfaction assessments

     -    confirming receipt of promised products or services

     -    reserving and reconfirming space at product or service seminars

     An example of a client-branded loyalty program is TeleTech's Emergency Home Assist, which it implements for many of Australia's leading insurers and financial institutions. Under Emergency Home Assist, if, for example, a storm damages the roof of a customer insured by a TeleTech client, the customer calls the toll-free number provided by the client. A Representative answers the telephone on the client's behalf and contacts, books and dispatches tradesmen to the customer's home to make repairs, while simultaneously opening an insurance claims file. TeleTech's insurance company client, which directly pays the tradesmen's invoices, is positioned as a caring, total solution provider, rather than just a reimbursement agent. In addition, the insurer is able to control costs by its early intervention and contracting in advance with qualified tradesmen to provide services at a reasonable price.

MARKETS AND CLIENTS

     TeleTech focuses its marketing efforts on Fortune 1000 companies in the telecommunications, technology, transportation, health care and financial services industries, which accounted for approximately 15%, 33%, 28%, 6% and 8%, respectively, of the Company's revenues in 1996. The Company's three largest clients in 1996 were United Parcel Service, AT&T and CompuServe, which accounted for approximately 28%, 27% and 14%, respectively, of the Company's revenues.
See "--Risk Factors--Reliance on a Few Major Clients." To provide effective customer care solutions, TeleTech has developed a separate strategic business unit (an "SBU") to serve each of these industries. Each SBU is comprised of dedicated business development personnel and client service specialists, most of whom have prior industry experience. The SBUs are responsible for developing and implementing customized, industry-specific customer service and product support for clients in their respective target industries. TeleTech's health care and financial services SBUs were introduced only recently and are still in the development stage. TeleTech may introduce additional SBUs in 1997 as it develops technology for other industries and broadens its client base.

     TELECOMMUNICATIONS. The Telecommunications SBU primarily services long-distance, local and wireless telephone service providers, including AT&T and certain regional Bell operating companies. Services include verifying long-distance service sales, responding to customer inquiries, providing consumer and business telephone service account management and providing on-going product and service support. TeleTech believes that the Telecommunications Act of 1996, which has removed barriers to competition in and between the local and long-distance telephone markets, and the development of new wireless products, including those utilizing personal communication services
(PCS) technology, is expanding the breadth of products and services that require customer service and support and will create additional demand for TeleTech's services within the telecommunications market.

     TECHNOLOGY. The growth of high technology products and service, including Internet-related products and services, has increased demand for consumer and technical product support services. Clients include AT&T, Apple Computer, Inc. and Novell. The Company currently provides telephone and real-time, on-line interactive support to customers of AT&T and to subscribers of other Internet service providers. In December 1996, the Company entered into a five-year agreement to provide customer care and technical support services, through its Australian subsidiary, to users of Telstra Multimedia's "Big Pond" Internet service. Telstra Corporation Ltd., the parent of Telstra Multimedia, is a leading provider of telecommunications services in Australia and provides electronic communications and information services in 30 countries, including throughout Australia and the Asia Pacific region. TeleTech intends to further utilize its technological capabilities to serve customers over the Internet and is exploring business opportunities related to new interactive media.

     TRANSPORTATION. TeleTech's Transportation SBU provides a variety of services to clients in the package delivery and travel industries. In
October 1995, TeleTech was awarded a contract to manage several Call Centers and provide customer service and support on behalf of United Parcel Service, one of the nation's largest parcel delivery companies. Under its five-year contract, TeleTech provides services to United Parcel Service from three Call Centers leased by United Parcel Service but staffed and managed by TeleTech. TeleTech also provides reservation call handling services for Reno Air and Midway Airlines. In September 1996, the Postal Service awarded TeleTech a contract to staff and manage the Postal Service's Call Center in Denver, Colorado and to provide customer service and support to Postal Service customers. The Postal Service contract has an initial two-year term and is renewable by the Postal Service for up to three additional one-year terms.

     HEALTH CARE. TeleTech provides customer care solutions on behalf of health care providers in the United Kingdom, Australia and New Zealand, including Medical Benefits Funds of Australia Limited, Hospital Benefits Fund of Western Australia, Inc., Southern Cross Medical Care Society and PPP Healthcare Group plc ("PPP"). These services include emergency and non-emergency medical information and referral services, information and assistance to parents of newborns, information about drug interventions, referrals to community support organizations such as home care, child care and counseling options, and medical claims review services. The Company provides these services to customers by means of telephone access to registered nurses, counselors, pharmacists, medical librarians, dieticians and other specially trained Representatives. TeleTech has begun to provide comparable services in the U.S. market. In November 1996, TeleTech began providing telephone-based health care counseling and information services to customers or members of Health Decisions International, LLC's ("HDI") clients, which include corporations and health maintenance organizations. Pursuant to a three-year facilities management agreement with HDI, nurses and other health care professionals employed by TeleTech answer customers' questions regarding a variety of health care and medical concerns, including common ailments, nutritional matters and health care options and risks.

     FINANCIAL SERVICES. From its Call Centers in Australia and New Zealand, TeleTech provides customer care solutions to customers of insurance company and automobile club clients, such as Mercantile Mutual Insurance (Australia) Ltd, Zurich Australian Insurance Ltd and Royal Automobile Club of Victoria (RACV) Insurance Pty Ltd. Solutions include providing emergency home repair assistance, responding to customer inquiries regarding property damage and insurance coverage, procuring emergency roadside automobile and medical assistance and facilitating motor vehicle insurance claims. TeleTech believes that many of these customer care solutions are readily transferable to the U.S. market. TeleTech also is developing new and more responsive delivery capabilities to satisfy the demands of financial institutions seeking to reduce customer reliance on face-to-face interactions and increase customer utilization of electronic and telephone banking and automated teller machines. See "--International Operations."

 SALES AND MARKETING

     As most companies consider the customer care function to be critical, the Company's business development personnel generally focus their marketing efforts on potential clients' senior executives. TeleTech hires business development personnel for each SBU who have substantial industry expertise and can identify and generate sales leads.

     TeleTech employs a consultative approach in assessing the current and prospective needs of a potential client. Following initial discussions with a client, a carefully chosen TeleTech team, usually comprised of applications and systems specialists, operations experts, human resources professionals and other appropriate management personnel, thoroughly studies the client's operations. The Company invests significant resources during the development of a client relationship to understand the client's existing customer service processes, culture, decision parameters and goals and strategies. TeleTech assesses the client's customer care needs and, with input from the client, develops and implements tailored customer care solutions.

     As a result of its consultative approach, TeleTech can identify new revenue generating opportunities, customer communication possibilities and product or service improvements previously overlooked or not adequately addressed by the client. TeleTech's technological capabilities enable it to develop working prototypes of proposed customer care programs and to rapidly implement strategic customer care solutions, generally with minimal capital investment by the client.

     TeleTech generally provides customer care solutions pursuant to written contracts with terms ranging from one to five years, which often contain renewal or extension options. Under substantially all of its significant contracts, TeleTech generates revenues based on the amount of time Representatives devote to a client's program. In addition, clients typically are required to pay fees relating to TeleTech's training of Representatives to implement the client's program, set-up and management of the program, and development of computer software and technology. TeleTech utilizes a standard Form of Client Services Agreement ("CSA") in contractual negotiations with its clients. The CSA generally contains provisions that (i) allow TeleTech or the client to terminate the contract upon the occurrence of certain events, (ii) designate the manner by which TeleTech is to receive payment for its services, (iii) limit TeleTech's maximum liability to the client thereunder, and (iv) protect the confidentiality and ownership of information and materials owned by TeleTech or the client that are used in connection with the performance of the contract. Many of TeleTech's contracts also require the client to pay TeleTech a contractually agreed amount in the event of early termination. TeleTech's contracts generally have terms of at least two years and, in some cases, contain contractual provisions adjusting the amount of TeleTech's fees if there are significant variances from estimated implementation expenses.

OPERATIONS

     TeleTech provides its customer care services through the operation of state-of-the-art Call Centers located in the United States, the United Kingdom, Australia and New Zealand. As of March 1, 1997, TeleTech leased nine Call Centers and also managed five Call Centers on behalf of three clients. TeleTech expects to open two additional Call Centers in 1997 in Moundsville, Virginia and Niagara Falls, New York and one additional Call Center by early 1998 in Charles Town, West Virginia. TeleTech has received ISO 9002 certification for all of its leased U.S. Call Centers.

     TeleTech uses its standardized development procedures to minimize the time it takes to open a new Call Center. The Company applies predetermined site selection criteria to identify locations conducive to operating large scale, sophisticated customer care facilities in a cost-effective manner. TeleTech can establish a new, fully operational, inbound Call Center containing 450 or more workstations within 90-180 days. Between December 31, 1995 and March 1, 1997, TeleTech established or acquired six Call Centers and initiated management of five Call Centers, containing a total of approximately 4,100 workstations.

     The Company's five leased, full-scale U.S. Call Centers range in size from 26,000 to 56,000 square feet and contain between 374 and 556 production workstations. Although the dimensions of its existing Call Centers currently are not uniform, the Company has developed a prototype for TeleTech-leased U.S. Call Centers. The Company expects that new U.S. Call Centers will contain approximately 50,000 to 60,000 square feet of space and approximately 350 to 450 workstations. Call Center capacity can vary based on the complexity and type of customer care programs provided. All TeleTech Call Centers are designed to operate 24 hours a day, seven days a week.

     CALL CENTER MANAGEMENT. TeleTech manages its U.S. Call Centers through its Technology Command Center in Colorado (the "Command Center"). The Command Center operates 24 hours per day, 7 days a week, and is responsible for monitoring, coordinating and managing TeleTech's U.S. operations. Each U.S. Call Center is connected to the Command Center and to other U.S. Call Centers through multiple fiber optic voice/data T-1 circuits to form an integrated and redundant wide area network. This network connectivity provides a high level of security and redundancy that is integral to TeleTech's ability to ensure recovery capabilities in the event of a disaster or structural failure. If a Call Center were to experience extreme excess call volume or become non-operational, the Command Center would coordinate the re-routing of incoming calls to an appropriate site.

     TeleTech also has established uniform operational policies and procedures to ensure the consistent delivery of high-quality service at each Call Center. These policies and procedures detail specific performance standards, productivity and profitability objectives and daily administrative routines designed to ensure efficient operation. TeleTech believes that recruiting, training and managing full-time Representatives who are dedicated to a single client facilitates integration between client and Representative, enhances service quality and efficiency and differentiates TeleTech from its competitors.

     TeleTech utilizes a number of sophisticated applications designed to minimize administrative burdens and maximize productivity. Such applications include a proprietary, "agent performance system" that tracks Representative activity at each workstation and a proprietary billing system that tracks time spent on administration, training, data processing and other processes conducted in support of client or internal tasks.

     QUALITY ASSURANCE. TeleTech monitors and measures the quality and accuracy of its customer interactions through a quality assurance department located at each Call Center. Each department evaluates, on a real-time basis, approximately 1.0% of calls per day. TeleTech also has the capabilities to enable its clients to monitor customer interactions as they occur. Quality assurance professionals monitor customer interactions and simultaneously evaluate Representatives according to criteria mutually determined by the Company and the client. Representatives are evaluated and provided with feedback on their performance on a weekly basis and, as appropriate, recognized for superior performance or scheduled for additional training and coaching.

TECHNOLOGY

     Utilizing industry standard tools and upon request, the Company creates relational database management systems customized for a client. These systems enable it to track the details of each customer interaction and consolidate that information into a customer file, which can be accessed and referred to by Representatives as they deliver services. TeleTech Call Centers employ state-of-the-art technology that incorporates digital switching technology, object-oriented software modules, relational database management systems, proprietary call tracking and workforce management systems, CTI and interactive voice response. TeleTech's digital switching technology enables calls to be routed to the next available Representative who has the appropriate knowledge, skill and language sets. Call tracking and workforce management systems generate and track historical call volumes
by client, enabling the Company to   schedule personnel efficiently to
accommodate anticipated fluctuations in call volume. TeleTech's technology base enables it to provide single call resolution and decrease customer hold times, thereby enhancing customer satisfaction.

     TeleTech-leased Call Centers utilize "Universal Representative" workstations with inbound, outbound, Internet and faxback capabilities, the majority of which run on Pentium-Registered Trademark--based computers. All workstations are PC-based and utilize CTI technology, which connects the computer to a telephone switch allowing calls and computer data to be transferred simultaneously. By using simple, intuitive graphical user interfaces (GUI), which substitute easy to understand graphics for text, TeleTech enables its Representatives to focus on assisting the customer, rather than on the technology, and obtain customer information using significantly fewer keystrokes. The user-friendly interface also helps to decrease training time and increase the speed of call handling.

     TeleTech's applications software uses products developed by Microsoft, Oracle, Novell, IBM and others. TeleTech has invested significant resources in designing, developing and debugging industry-specific and open-systems software applications and tools. As a result, TeleTech maintains an extensive library of reusable object-oriented software codes that are used by TeleTech's applications development professionals to develop customized customer care software. TeleTech's systems capture and download a variety of information obtained during each customer interaction into relational databases for real-time, daily, weekly or monthly reporting to clients. TeleTech runs its applications software on open-systems, client-server architecture that utilizes computer processors, server components and hardware platforms produced by manufacturers such as Compaq, Hewlett Packard, IBM and Sun Microsystems. TeleTech has and will continue to invest significant resources into the development of new and emerging customer care and technical support technologies.

HUMAN RESOURCES

     TeleTech's success in recruiting, hiring and training large numbers of skilled employees is critical to its ability to provide high-quality customer care solutions to its clients. TeleTech generally locates its Call Centers in metropolitan areas that have access to higher education and a major transportation infrastructure. TeleTech generally offers a competitive pay scale, hires primarily full-time employees who are eligible to receive the full range of employee benefits and provides employees with a clear, viable career path.

     TeleTech is committed to the continued education and development of its employees and believes that providing TeleTech employees with access to new learning opportunities produces job satisfaction, ensures a higher quality labor force and fosters loyalty between TeleTech's employees and the clients they serve. Before taking customer calls, Representatives receive from one to five weeks of on-site training in TeleTech's or the client's training facilities to learn about the client's corporate culture, specific product or service offerings and the customer care program that TeleTech and the client will be undertaking. Representatives generally receive a minimum of six to eight hours of on-going training per month and often receive supplemental laboratory training as needed to provide high-quality customer service and product support.

     As of March 1, 1997, TeleTech had 7,550 employees. Of its total employees, 5,239 were full-time Representatives, constituting approximately 80% of its total Representatives. Although the Company's industry is very labor intensive and has experienced significant personnel turnover, the Company believes that its quality of life initiatives and its high percentage of full-time Representatives has resulted in relative stability in its work force. None of TeleTech's employees are subject to a collective bargaining agreement and TeleTech believes its relations with its employees are good.

     The Company's success is largely dependent on its ability to recruit, hire, train and retain qualified employees. The Company's industry is very labor intensive and has experienced high personnel turnover. A significant increase in the Company's employee turnover rate could increase the Company's recruiting and training costs and decrease operating effectiveness and productivity.

INTERNATIONAL OPERATIONS

     TeleTech leases and operates one Call Center in each of the United Kingdom, Australia and New Zealand, and jointly leases a Call Center located in the United Kingdom through the Company's joint venture with PPP Healthcare Group plc ("PPP"), one of the largest private medical insurers in the United Kingdom. In January 1996, TeleTech acquired Access 24 Service Corporation Pty. Limited ("Access 24"), a leading provider of customer care solutions to Australian and New Zealand companies primarily in the health care and financial services industries. The operations of Access 24 have been substantially integrated with TeleTech's operations through the standardization of Access 24's technology, workstation configuration, business processes and operational and financial reporting with the Company's systems. TeleTech has begun to leverage Access 24's experience in other markets. Pursuant to its facilities management agreement with HDI, in November 1996 the Company began to provide health care information services in the United States similar to those offered by Access 24.

     On April 30, 1996, TeleTech entered into a joint venture with PPP, which currently serves more than 2.3 million customers throughout the United Kingdom and owns long-term health insurance, dental care and finance companies.
TeleTech and PPP have agreed to provide, exclusively through the joint venture and initially solely in the United Kingdom and Ireland, distinct, value-added customer care services. The joint venture, which operates from a 64-workstation Call Center located in London, currently provides services primarily to PPP customers but intends to progressively increase the proportion of its services that it provides to customers of other companies. Apart from the joint venture, TeleTech provides traditional outsourcing services in the United Kingdom, similar to the type TeleTech provides in the United States. TeleTech intends to further develop its traditional customer care outsourcing business in Australia and New Zealand.

     A key component of the Company's growth strategy is to continue its international expansion, which may include the acquisition of businesses with products or technologies that extend or complement TeleTech's existing businesses. The Company is engaged in ongoing evaluations of, and discussions with, third parties regarding possible acquisitions; however, the Company currently has no agreements, commitments or understandings with respect to any material acquisitions.

COMPETITION

     The Company believes that it competes primarily with the in-house teleservices and customer service operations of its current and potential clients. TeleTech also competes with certain companies that provide teleservices and customer services on an outsourced basis, including Access Health, Inc., APAC Teleservices, AT&T American Transtech, Electronic Data Systems, MATRIXX Marketing Inc., Precision Response Corporation, SITEL Corporation, STREAM and Sykes Enterprises Incorporated. TeleTech competes primarily on the basis of quality and scope of services provided, speed and flexibility of implementation and technological expertise. Although the teleservices industry is very competitive and highly fragmented with numerous small participants, management believes that TeleTech generally does not directly compete with traditional telemarketing companies, which provide primarily outbound "cold calling" services.

RISK FACTORS

     RELIANCE ON A FEW MAJOR CLIENTS. The Company has strategically focused its marketing efforts on developing long-term relationships with Fortune 1000 companies in targeted industries. As a result, a substantial portion of the Company's revenues is derived from relatively few clients. Collectively, the Company's 10 largest clients in 1996 accounted for approximately 83% of the Company's 1996 revenues. The Company's three largest clients in 1996, United Parcel Service, AT&T and CompuServe, accounted for 28%, 27% and 14%, respectively, of the Company's revenues. There can be no assurance that the Company will be able to retain any of its largest clients or that the volumes of its most profitable or largest programs will not be reduced, or that the Company would be able to replace such clients or programs with clients or programs that generate a comparable amount of revenues or profits. Consequently, the loss of one or more of its significant clients could have a material adverse effect on the Company's business, results of operations or financial condition. In September 1996, the Company and CompuServe agreed to temporary limit the monthly fees the Company charged for services it provided to users of CompuServe's WOW! Internet service. CompuServe subsequently announced that it was withdrawing the WOW! service from the marketplace and notified the Company that, effective January 31, 1997, CompuServe intended to terminate all of the programs provided to it by the Company. The Company has redeployed most of the workstations previously dedicated to CompuServe projects to other projects and believes that it will obtain sufficient future business to utilize all of the workstations previously dedicated to the CompuServe programs. Consequently, the termination of the CompuServe programs has not had, and the Company believes it will not have, a material adverse effect on the Company's capacity utilization. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "--Risks Associated with the Company's Contracts" and "--Dependence on Key Industries."

     Substantially all of the Company's significant arrangements with its clients generate revenues based, in large part, on the amount of time which the Company's personnel devotes to such clients' customers. Consequently, and due to the primarily inbound nature of the Company's business, the amount of revenues generated from any particular client is generally dependent upon consumers' interest in, and use of, the client's products and/or services. Furthermore, a significant portion of the Company's expected revenues and planned capacity utilization relate to recently-introduced product or service offerings of the Company's clients. There can be no assurance as to the number of consumers who will be attracted to the products and services of the Company's clients and who will therefore need the Company's services, or that the Company's clients will develop new products or services that will require the Company's services.

     DIFFICULTIES OF MANAGING RAPID GROWTH. The Company has experienced rapid growth over the past several years and anticipates continued future growth. Continued growth depends on a number of factors, including the Company's ability to (i) initiate, develop and maintain new client relationships and expand its marketing operations, (ii) recruit, motivate and retain qualified management and hourly personnel, (iii) rapidly identify, acquire or lease suitable Call Center facilities on acceptable terms and complete build-outs of such facilities in a timely and economic fashion, and (iv) maintain the high quality of the services and products that it provides to its clients. The Company's continued rapid growth may significantly strain the Company's management, operations, employees and resources. There can be no assurance that the Company will be able to maintain or accelerate its current growth rate, effectively manage its expanding operations or maintain its profitability. If the Company is unable to manage its growth effectively, its business, results of operations or financial condition could be materially adversely affected.

     The Company's profitability is significantly influenced by its Call Center capacity utilization. The Company attempts to maximize utilization; however, because almost all of the Company's business is inbound, the Company has significantly higher utilization during peak (weekday) periods than during off-peak (night and weekend) periods. In addition, the Company has experienced, and in the future may experience, at least short-term, excess peak period capacity when it opens a new Call Center or terminates or completes a large client program. There can be no assurance that the Company will be able to achieve or maintain optimal Call Center capacity utilization. See "--Reliance on a Few Major Clients."

     RISKS ASSOCIATED WITH THE COMPANY'S CONTRACTS. Although the Company currently seeks to sign multi-year contracts with its clients, the Company's contracts do not assure the Company a specific level of revenues and they generally do not designate the Company as the client's exclusive service provider. The Company believes maintaining satisfactory relationships with its clients has a more significant impact on the Company's revenues than the specific terms of its client contracts. Certain of the Company's current contracts (representing approximately 12% of the Company's 1996 revenues) have terms of one year or less and there can be no assurance that the clients will renew or extend such contracts. In addition, the Company's contracts are terminable by its clients on relatively short notice. Although many of such contracts require the client to pay a contractually agreed amount in the event of early termination, there can be no assurance that the Company will be able to collect such amount or that such amount, if received, will sufficiently compensate the Company for its investment in the cancelled program or for the revenues it may lose as a result of the early termination. In addition, some of the Company's contracts limit the aggregate amount the Company can charge for its services and several prohibit the Company from providing services to the client's direct competitor that are similar to the services the Company provides to such client.

     A few of the Company's more recently executed contracts allow the Company to increase its service fees if and to the extent certain cost or price indices increase; however, most of the Company's contracts do not contain such provisions and some contracts require the Company to decrease its service fees if the Company does not achieve certain performance objectives or, in at least one case, if a specified price index decreases. Furthermore, adjustments in the Company's service fees based upon increases in cost or price indices may not fully compensate the Company for increases in labor and other costs incurred in providing services. Although several of the Company's clients have elected not to renew or extend short-term contracts, or have terminated contracts or reduced program volumes on relatively short notice to the Company, to date none of the foregoing types of contractual provisions has had a material adverse effect on the Company's business, results of operations or financial condition. See "--Reliance on a Few Major Clients," "--Sales and Marketing," "--Services" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     DEPENDENCE ON LABOR FORCE. The Company's success is largely dependent on its ability to recruit, hire, train and retain qualified employees. The Company's industry is very labor intensive and has experienced high personnel turnover. A significant increase in the Company's employee turnover rate could increase the Company's recruiting and training costs and decrease operating effectiveness and productivity. Also, if the Company obtains several significant new clients or implements several new large-scale programs, it would be required to recruit, hire and train qualified personnel at an accelerated rate. The Company may not be able to continue to hire, train and retain sufficient qualified personnel to adequately staff new customer care programs. Because a significant portion of the Company's operating costs relate to labor costs, an increase in wages, costs of employee benefits or employment taxes could have a material adverse effect on the Company's business, results of operations or financial condition. In addition, certain of the Company's Call Centers are located in geographic areas with relatively low unemployment rates, which could make it more difficult and costly to hire qualified personnel. See "--Difficulties of Managing Rapid Growth," "--Human Resources" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     DEPENDENCE ON KEY PERSONNEL. The Company's success to date has depended in large part on the skills and efforts of Kenneth D. Tuchman, the Company's founder, Chairman of the Board, President and Chief Executive Officer. There can be no assurance that the Company will be able to hire or retain the services of other officers or key employees. The loss of Mr. Tuchman or the Company's inability to hire or retain such other officers or key employees could have a material adverse effect on the Company's business, results of operations or financial condition. The Company's success and achievement of its growth plans depend on its ability to recruit, hire, train and retain other highly qualified technical and managerial personnel, including individuals with significant experience in the industries targeted by the Company. The inability of the Company to attract and retain the necessary technical and managerial personnel could have a material adverse effect on the Company's business, results of operations or financial condition. See "--Difficulties of Managing Rapid Growth."

     DEPENDENCE ON KEY INDUSTRIES. The Company's clients are concentrated primarily in the telecommunications, technology and transportation industries and, to a lesser extent, the health care and financial services industries. The Company's business and growth is largely dependent on the continued demand for the Company's services from clients in these industries and current trends in such industries to outsource certain customer care services. A general economic downturn in any of these industries or a slowdown or reversal of the trend in any of these industries to outsource certain customer care services could have a material adverse effect on the Company's business, results of operations or financial condition. In addition, the Company's newest SBUs, health care and financial, and are still in the development stage. There can be no assurance that the Company can successfully develop these SBUs or that such development can occur in accordance with the Company's current time schedule. Additionally, a substantial percentage of the revenues generated by clients in the telecommunications industry relate to the Company's provision of third-party verification of long-distance service sales, which is required by the rules of the Federal Communications Commission. Such verification services accounted for 19% and 8% of the Company's total revenues in 1995 and 1996, respectively. Although the Company is not aware of any proposed changes to these rules, the elimination of this requirement could have a material adverse effect on the Company's business, results of operations or financial condition. See "--Highly Competitive Market" and "--Markets and Clients."

     RISK OF BUSINESS INTERRUPTION. The Company's operations are dependent upon its ability to protect its Call Centers, computer and telecommunications equipment and software systems against damage from fire, power loss, telecommunications interruption or failure, natural disaster and other similar events. In the event the Company experiences a temporary or permanent interruption at one or more of its Call Centers, through casualty, operating malfunction or otherwise, the Company's business could be materially adversely affected and the Company may be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts with the Company. The Company maintains property and business interruption insurance; however, such insurance may not adequately compensate the Company for any losses it may incur. See "--Operations."

     RISKS ASSOCIATED WITH RAPIDLY CHANGING TECHNOLOGY. The Company's business is highly dependent on its computer and telecommunications equipment and software systems. The Company's failure to maintain the superiority of its technological capabilities or to respond effectively to technological changes could have a material adverse effect on the Company's business, results of operations or financial condition. The Company's future success also is highly dependent upon its ability to enhance existing services and introduce new services and products to respond to changing technological developments. There can be no assurance that the

Company can successfully develop and market any new services or products; that any such new services or products will be commercially successful; or that technologies or services developed by the Company's competitors will not render the Company's products or services noncompetitive or obsolete. See "--Highly Competitive Market" and "--Technology."

     HIGHLY COMPETITIVE MARKET. The Company believes that the market in which it operates is fragmented and highly competitive, and that competition is likely to intensify in the future. The Company competes with small firms offering specific applications, divisions of large entities, large independent firms and, most significantly, the in-house operations of clients or potential clients. A number of competitors have or may develop greater capabilities and resources than those of the Company. Similarly, there can be no assurance that additional competitors with greater resources than the Company will not enter the Company's market. Because the Company's primary competitors are the in-house operations of existing or potential clients, the Company's performance and growth could be adversely affected if its existing or potential clients decide to provide in-house customer care services that currently are outsourced, or retain or increase their in-house customer service and product support capabilities. For example, Continental Airlines, one of the Company's largest clients in 1995, decided not to renew a program completed by the Company in March 1996 due to Continental Airlines' excess in-house call center capacity. In addition, competitive pressures from current or future competitors could cause the Company's services to lose market acceptance or result in significant price erosion, with a material adverse effect upon the Company's business, results of operations or financial condition. See "--Competition."

     DIFFICULTIES OF COMPLETING AND INTEGRATING ACQUISITIONS AND JOINT VENTURES. One component of the Company's growth strategy is to pursue strategic acquisitions of companies that have services, products, technologies, industry specializations or geographic coverage that extend or complement the Company's existing business. There can be no assurance that the Company will be successful in identifying, acquiring on favorable terms or integrating such companies. There can be no assurance that any completed acquisition will enhance the Company's business, results of operations or financial condition. The Company in the future may face increased competition for acquisition opportunities, which may inhibit the Company's ability to consummate suitable acquisitions on terms favorable to the Company. The Company may require additional debt or equity financing for future acquisitions, which financing may not be available on terms favorable to the Company, if at all. As part of its growth strategy, the Company may also pursue opportunities to undertake strategic alliances in the form of joint ventures. Joint ventures involve many of the same risks as acquisitions, as well as additional risks associated with possible lack of control of the joint ventures. See "--Difficulties of Managing Rapid Growth."

     In January 1996, the Company acquired Access 24 Service Corporation Pty Limited, an Australian company ("Access 24"), which provides customer care solutions to Australian and New Zealand companies, primarily in the health care and financial services industries. In April 1996, the Company entered into a joint venture with PPP Healthcare Group plc ("PPP") to provide services in the United Kingdom and Ireland similar to those provided by Access 24.

Certain of the services provided by Access 24 and PPP to health care and financial services clients differ from the traditional outsourcing services of the Company's U.S. business. Several of the services currently provided by Access 24 and PPP may be subject to extensive government regulation if introduced as planned in the U.S. market. There can be no assurance that compliance with applicable U.S. laws and regulations will not limit the scope, or significantly increase the cost to the Company, of providing services in the U.S. market that are comparable to such services currently provided by Access 24 and the joint venture outside the United States. Although in November 1996 the Company began providing health care services in the United States for Health Decisions International, LLC ("HDI") that are similar to the health care services provided by Access 24 and PPP, there can be no assurance that the anticipated benefits of the Access 24 acquisition and the joint venture with PPP will be fully achieved. See "--Health Care Regulation and Risk Management," "--Markets and Clients--Health Care," "--Markets and Clients--Financial Services" and "--International Operations."

     RISK ASSOCIATED WITH INTERNATIONAL OPERATIONS AND EXPANSION. As a result of the recent acquisition of Access 24 and the joint venture with PPP, the Company now conducts business in the United Kingdom, Australia and New Zealand. The Company's international operations accounted for approximately 8% of the Company's revenues in 1996 and, on a pro forma basis reflecting the Company's acquisition of Access 24 as if it had occurred on January 1, 1995, approximately 16.9% of the Company's revenues during 1995. A key component of the Company's growth strategy is its continued international expansion. There can be no assurance that the Company will be able successfully to market, sell and deliver its services in international markets, or that it will be able successfully to acquire companies, or integrate acquired companies, to expand international operations. In addition, there are certain risks inherent in conducting international business, including exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws, unexpected changes in regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences. Any one or more of such factors could have a material adverse effect on the Company's international operations and, consequently, on the Company's business, results of operations or financial condition. See "--International Operations."

     VARIABILITY OF QUARTERLY OPERATING RESULTS. The Company has experienced, and in the future could experience, quarterly variations in revenues as a result of a variety of factors, many of which are outside the Company's control, including: the timing of new contracts; the timing of new product or service offerings or modifications in client strategies; the expiration or termination of existing contracts; the timing of increased expenses incurred to obtain and support new business; changes in the Company's revenue mix among its various service offerings; and the seasonal pattern of certain of the businesses serviced by the Company. In addition, the Company's planned staffing levels, investments and other operating expenditures are based on revenue forecasts. If revenues are below expectations in any given quarter, the Company's operating results would likely be materially adversely affected for that quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"

     HEALTH CARE REGULATION AND RISK MANAGEMENT. In November 1996, the Company began providing telephone-based health care counseling and information services on behalf of HDI to customers or members of HDI's clients, which include corporations and health maintenance organizations. Pursuant to a facilities management agreement with HDI, nurses and other health care professionals employed by the Company will answer customers' questions regarding a variety of health care and medical concerns, including nutritional matters, common ailments and health care options and risks. The Company's provision of services for HDI, and any similar services that the Company may provide for other health care providers, may be subject to governmental regulations not applicable to other portions of the Company's business.

     The health care industry is subject to extensive and evolving Federal and state government regulation relating to many aspects of health care delivery services, including health care referral programs and the operation of health maintenance organizations. Many of these statutes and regulations predate the development of telephone-based and other interstate communication of health care information and services. The literal language of certain of these statutes and regulations, including those regulating the practice of nursing and the practice of medicine, could be construed to apply to certain of the health care services that the Company provides. If so, the Company or its employees could be required to obtain additional licenses or registrations or the Company may be required to modify the scope of the services it provides.

     In recent years, participants in the health care industry, including nurses and other health care professionals, have been subject to an increasing number of lawsuits alleging malpractice, product liability and related legal theories, many of which involve substantial claims and significant defense costs. The Company may be exposed to the risk of professional liability claims relating to the health care services it expects to provide. Although the Company maintains malpractice liability insurance, there can be no assurance that claims in excess of the Company's insurance coverage will not arise or that all claims would be covered by such insurance.

     COMPLIANCE WITH OTHER GOVERNMENT REGULATION. Because the Company's current business consists primarily of responding to inbound telephone calls, it is not highly regulated. However, in connection with the limited amount of outbound telemarketing services the Company provides, the Company must comply with the Federal Communications Commission's rules under the Federal Telephone Consumer Protection Act of 1991 and the Federal Trade Commission's regulations under the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994, both of which govern telephone solicitation. In the event that the Company decides to expand its outbound telemarketing services to improve off-peak Call Center utilization, such rules and regulations would apply to a larger percentage of the Company's business. Under its contract with the Postal Service, the Company has agreed to comply with the Privacy Act of 1974, which governs the recording of telephone conversations. The Company believes that it currently is, and will continue to be, in compliance with such statute. Furthermore, there may be additional federal or state legislation, or changes in regulatory implementation, that limit the activities of the Company or its clients in the future or significantly increase the cost of compliance. Additionally, the Company could be responsible for its failure, or the failure of its clients, to comply with regulations applicable to its clients. See "--Health Care Regulation and Risk Management."

ITEM 2.  PROPERTIES.

     TeleTech's corporate headquarters are located in Denver, Colorado in approximately 39,000 square feet of leased office space, with an adjacent 55,000 square foot Call Center containing at least 600 workstations. As of March 1, 1997, TeleTech leased (unless otherwise noted) and operated the following Call Centers, containing an aggregate of approximately 790,000 square feet:

                                    YEAR      NUMBER OF     NUMBER OF        TOTAL
                                  OPENED OR   PRODUCTION     TRAINING      NUMBER OF
LOCATION                          ACQUIRED   WORKSTATIONS WORKSTATIONS(1) WORKSTATIONS
--------                          ---------- ------------ --------------- ------------
U.S. CALL CENTERS (2)
Sherman Oaks, California..........   1985        556           90              646
Denver, Colorado..................   1993        450          120              570
Burbank, California...............   1995        374           57              431
Thornton, Colorado--Center 1 (3)..   1996        417           58              475
Thornton, Colorado--Center 2 (3)..   1996        497           80              577
Van Nuys, California..............   1996        137           --              137

INTERNATIONAL CALL CENTERS
Sydney, Australia (4).............   1996        380           40              420
Auckland, New Zealand (4).........   1996         54            6               60
London, United Kingdom (5)........   1996         72           20               92

MANAGED CALL CENTERS (6)
Greenville, South Carolina (7)....   1996        652           72              724
Tucson, Arizona (7)...............   1996        672          118              790
Tampa, Florida (7)................   1996        652          116              768
Golden, Colorado (8)..............   1996         75           20               95
Montbello, Colorado (9)...........   1996        500          125              625
                                               -----          ---             -----
  Total number of workstations....             5,488          922             6,410
                                               -----          ---             -----
                                               -----          ---             -----

______________

(1) The training workstations are fully operative as production workstations when the Company requires additional capacity.

(2) The Company has executed leases for facilities in each of Moundsville, West Virginia and Niagara Falls, New York, in which it intends to open Call Centers in 1997, and in Charles Town, West Virginia, in which it intends to open a Call Center by early 1998.

(3) TeleTech commenced operations on the second floor of the Thornton Call Center in April 1996 and, in September 1996, commenced operations on the first floor of the facility.

     TeleTech operates each floor in the Thornton facility as an independent Call Center and each of Thornton Call Center 1 and Thornton Call Center 2 employs its own Call Center management and Representatives.

(4)  Acquired January 1, 1996 through TeleTech's acquisition of Access 24.

(5) The Company provides traditional outsourcing services in the United Kingdom. Through its joint venture with PPP, the Company also provides value-added services in a separate call center.

(6) Managed by TeleTech on behalf of clients pursuant to facilities management agreements.

(7)  Managed by TeleTech on behalf of United Parcel Service.

(8) In November 1996, the Company commenced management of a Call Center on behalf of HDI.

(9) The Company began managing this Call Center on behalf of the Postal Service in December 1996 and the Call Center will be fully utilized by mid-1997.

     The leases for TeleTech's U.S. Call Centers have terms ranging from one to 15 years and generally contain renewal options. Pursuant to its agreement with United Parcel Service, if United Parcel Service opens another U.S. call center, TeleTech has the option to staff and manage such Call Center. TeleTech will manage this additional Call Center pursuant to the same terms and conditions as the three Call Centers currently managed by TeleTech for United Parcel Service, unless the nature of the services to be provided at such Call Center is significantly different.

     The Company believes that its existing Call Centers are suitable and adequate for its current operations and that each Call Center currently is substantially or fully utilized during peak (weekday) periods. The Company believes that additional Call Center capacity, including the three Call Centers it expects to open in 1997 and early 1998, will be required to support continued growth. Due to the inbound nature of the Company's business, the Company experiences significantly higher capacity utilization during peak periods than during off-peak (night and weekend) periods. The Company has been and will be required to open or expand Call Centers to create the additional peak period capacity necessary to accommodate new or expanded customer care programs. The opening or expansion of a Call Center may result, at least in the short-term, in excess capacity during peak periods until any new or expanded program is fully implemented. The Company may enter into additional contracts to provide certain outbound customer care services, and consider acquiring a complementary service provider, such as a company that provides primarily outbound teleservices to improve Call Center utilization during off-peak periods.

ITEM 3.  LEGAL PROCEEDINGS.

     In late November 1996, CompuServe Incorporated ("CompuServe") notified TeleTech that CompuServe was withdrawing its WOW! Internet service from the marketplace and that, effective January 31, 1997, it would terminate all the TeleTech programs provided to Compuserve. Pursuant to the provisions of its agreement with TeleTech, CompuServe is entitled to terminate the agreement for reasonable business purposes by giving TeleTech 120 days advance notice and by paying to TeleTech a certain amount calculated in accordance with a formula contained in the agreement. In December 1996, TeleTech filed suit against CompuServe in the Federal District Court for the Southern District of Ohio to enforce these termination provisions and collect the termination fee. CompuServe filed a counterclaim in December 1996 alleging that the Company breached other provisions of this agreement and seeking unspecified monetary damages. In March 1997, CompuServe asserted a right to offset certain accounts receivable it owes to the Company for services rendered against the amount that may be awarded to CompuServe on its counterclaim, if any. These accounts receivable totalled $3.1 million at December 31, 1996 and had increased to $4.3 million by March 1, 1997. The Company intends to amend its complaint to seek recovery of the outstanding accounts receivable and to assert additional claims for damages. While the Company believes that these legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations, the proceedings are in an early stage and the ultimate outcome is uncertain. See Note 9 of Notes to Consolidated and Combined Financial Statements.

     From time to time the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of its fiscal year ended December 31, 1996.

                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     In August 1996, the Company completed an initial public offering of the Common Stock (the "Initial Public Offering") at an initial price to public of $14.50 per share. The market price of the Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of new contracts or contract cancellations, announcements of technological innovations or new products or services by the Company or its competitors, changes in financial estimates by securities analysts or other events or factors. The market price of the Common Stock also may be affected by the Company's ability to meet analysts' expectations, and any failure to meet such expectations, even if minor, could have a material adverse effect on the market price of the Common Stock.

     The Common Stock is traded on the Nasdaq National Market under the symbol "TTEC." The following table sets forth the range of the high and low closing sale prices of the Common Stock, for the fiscal quarters indicated, as reported on the Nasdaq National Market:

                                                      HIGH      LOW

Third Quarter 1996 (from August 1, 1996)...........  38        16-7/8
Fourth Quarter 1996 ...............................  36-1/2    25


     As of December 31, 1996, there were 55,715,021 shares of Common Stock outstanding, held by approximately 127 shareholders of record.

     In 1995 TeleTech paid a dividend of approximately $452,000 to its principal stockholder. TeleTech did not declare, nor did it pay, any dividends on its Common Stock in 1996, nor does it expect to do so in the foreseeable future.
The Board of Directors anticipates that all cash flow generated from operations in the foreseeable future will be retained and used to develop and expand TeleTech's business. Any future payment of dividends will depend upon TeleTech's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and the related notes appearing elsewhere in this Report.

                             SELECTED FINANCIAL DATA



                        (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA) STATEMENT OF OPERATIONS
  DATA:


                                        ELEVEN MONTHS
                            YEAR ENDED      ENDED              YEAR ENDED DECEMBER 31,
                            JANUARY 31,  DECEMBER 31,   ----------------------------------
                               1993          1993         1994        1995          1996
                               ----          ----         ----        ----          ----
REVENUES ................... $13,814      $19,520       $35,462      $50,467      $165,504
  Costs of services.........   7,324       10,727        17,406       27,246        99,539
  SG&A expenses ............   6,240        7,956        15,860       18,625        42,753
                             -------      -------       -------      -------      --------

Income from operations .....     250          837         2,196        4,596        23,212
Other income (expense) .....    (125)        (299)         (481)       2,489 (1)       133
Provision for (benefit of)
  income taxes .............      73          (10)           20        2,929         9,589
                             -------      -------       -------      -------      --------
Net income ................. $    52      $   548       $ 1,695      $ 4,156 (1)  $ 13,756
                             -------      -------       -------      -------      --------

Pro forma net income........              $   299 (2)   $ 1,037 (2)


Pro forma net income per
  share of common stock
  and equivalents .......... $    --      $   .01 (2)   $   .02 (2)  $   .08 (1)  $    .24
Weighted average shares
  outstanding ..............  43,753       43,753        43,753       54,304        56,409


OPERATING DATA:
Number of production
  workstations .............     300          560           560          960         5,500
Number of Call Centers .....       1            2             2            3            14


BALANCE SHEET  DATA:
Working capital (deficit)... $  (250)     $  (228)      $  (780)     $11,305      $ 87,575
Total assets ...............   4,617       12,034        10,102       30,583       143,378
Long-term debt,  net of
  current portion ..........   1,416        3,528         2,463        3,590         9,937
Total stockholder's equity..     394          942         2,197        3,791       106,315

-----------
(1) Includes the $2.4 million pre-tax net proceeds of a one-time payment made by a former client to TeleTech in connection with such client's early termination of a contract.

(2) During 1993 and 1994, the Company was an S corporation and, accordingly, was not subject to federal income taxes. Pro forma net income includes a provision for income taxes at an effective rate of 44.4% for the 11 months ended December 31, 1993, and 39.5% for the year ended December 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
 OVERVIEW

     TeleTech generates its revenues by providing customer care solutions, both from TeleTech-leased Call Centers (fully outsourced) and client-owned Call Centers (facilities management). The Company normally bills for its services based on the amount of time Representatives devote to a client's program and revenues are typically recognized as services are provided. The Company seeks to enter into multi-year contracts with its clients that cannot be terminated early except upon the payment of a contractually agreed amount. The majority of the Company's revenues are, and the Company anticipates that the majority of its future revenues will be from multi-year contracts. However, the Company does provide some significant programs on a short-term basis. Short-term programs are used to maintain call center utilization in the event that workstations become available as a result of the unexpected termination or reduction in a client program.

     TeleTech's profitability is influenced significantly by its Call Center capacity utilization. The Company seeks to optimize new and existing Call Center capacity utilization during both peak (weekday) and off-peak (night and weekend) periods to achieve maximum fixed cost absorption. The Company carefully plans the development and opening of new Call Centers to minimize the financial impact resulting from excess capacity. To enable the Company to respond rapidly to changing market demands, implement new programs and expand existing programs, TeleTech may require additional Call Center capacity. TeleTech currently has signed leases for facilities in Moundsville, West Virginia, and Niagra Falls, New York, in which it expects to open additional Call Centers in 1997. In addition, the Company has signed a lease on a facility in Charles Town, West Virginia in which it intends to open a Call Center in late 1997 or early 1998. The Company's obligation to make lease payments under each of these leases does not begin until the Company first occupies each facility, which gives the Company flexibility in determining when to commence Call Center operations in each facility. In planning the opening of new Call Centers or the expansion of existing Call Centers, management considers numerous factors that effect its capacity utilization, including anticipated expirations, reductions, terminations or expansions of existing programs, and the size and timing of new client contracts that the Company expects to obtain. Management anticipates sufficient future business to utilize the additional peak period Call Center Capacity that will be provided by these facilities. If, prior to the opening or expansion of a Call Center, the Company has not contracted with clients for the provision of services that will fully utilize peak period capacity, TeleTech may experience, at least in the short term, excess Call Center capacity. The Company's results of operations have not been materially adversely affected by peak period capacity underutilization other than for a brief period during 1995 following the Company's opening of its Burbank Call Center (see "1995 Compared to 1994").

     The Company records costs specifically associated with client programs as costs of services. These costs, which include direct labor wages and benefits, telecommunication charges, sales commissions and certain facility costs, are primarily variable in nature. All other expenses of operations, including expenses attributable to technology support, sales and marketing, human resource management, and other administrative functions and Call Center operational expenses that are not allocable to specific programs, are recorded as selling, general and administrative ("SG&A") expenses. SG&A expenses tend to be either semi-variable or fixed in nature. Historically, the majority of the Company's operating expenses have consisted of labor costs. Accordingly, Representative wage rates, which comprise the majority of the Company's labor costs, have been and are expected to continue to be a key component of the Company's expenses.

     The cost characteristics of TeleTech's fully outsourced programs differ significantly from the cost characteristics of its facilities management programs. Under facilities management programs, Call Centers are owned by the client but are staffed and managed by TeleTech. Accordingly, facilities management programs have higher costs of services as a percentage of revenues and lower SG&A expenses as a percentage of revenues than fully outsourced programs. As a result, the Company expects that its overall gross margin will continue to fluctuate as revenues attributable to fully outsourced programs vary in proportion to revenues attributable to facilities management programs. Based on the foregoing, management believes that the Company's operating margin, which is income from operations expressed as a percentage of revenues is a better measure of "profitability" on a period-to-period basis than gross margin. Operating margin may be less subject to fluctuation as the proportion of the Company's business portfolio attributable to fully outsourced programs versus facilities management programs changes. Significant operations under the Company's first facilities management agreement, with United Parcel Service, began in the second quarter of 1996. In the fourth quarter of 1996, the Company began operations under facilities management agreements with the United States Postal Service and Health Decisions International, LLC; however these operations did not have a material impact on 1996 results of operations.

     TeleTech's revenues and income from operations have grown significantly over the past three years. During this period, the Company's revenues have grown from $35.5 million in 1994, to $165.5 million in 1996, and operating margin has increased from 6.2% in 1994 to 14.0% in 1996. Management attributes this growth to the successful implementation of the Company's strategy of developing long-term strategic relationships with large corporate clients in targeted industries and the Company's resulting ability to spread its fixed costs over a larger revenue base.

     The Company acquired TeleTech International Pty Limited, formerly Access 24 Service Corporation Pty Limited (together with its subsidiaries, "Access 24"), effective January 1, 1996, for consideration of $2.3 million in cash and 970,240 shares of common stock and costs of the acquisition for a total consideration of $7.6 million. Access 24's consolidated results of operations are included in the Company's operating results beginning with the first quarter of 1996. The operations of Access 24, which consist of inbound, client-branded customer care services, have been substantially integrated into TeleTech's operations through the standardization of Access 24's technology, workstation configuration, business processes and operational and financial reporting with TeleTech's systems. Access 24 is headquartered in Sydney, Australia, with Call Centers in Australia and New Zealand.

     On April 30, 1996, the Company sold a 50% interest in Access 24 Limited, the Company's United Kingdom subsidiary that leases and operates a Call Center in London, for $3.8 million to PPP Healthcare Group plc, a large, private health insurer in the United Kingdom. TeleTech accounts for its investment in Access 24 Limited as an unconsolidated subsidiary using the equity method of accounting.

     During 1994, the Company was an S corporation and, accordingly, was not subject to income taxes. Pro forma net income includes a provision for federal income taxes at an effective rate of 39.5% for the year ended December 31, 1994.

RESULTS OF OPERATIONS

     The following table sets forth certain income statement data as a percentage of revenues:

                                   1994      1995       1996
                                   -----     ----       ----
     Revenues ................... 100.0%    100.0%     100.0%
         Costs of services ......  49.1      54.0       60.1
         SG&A expenses ..........  44.7      36.9       25.8
     Income from operations .....   6.2       9.1       14.0
     Other income (expense) .....  (1.4)      4.9 (1)    0.1
     Provision for income taxes..     n       5.8        5.8
     Net income .................   4.8       8.2 (1)    8.3
     Pro forma net income (2)....   2.9        --         --

--------------------
  (1) Includes the $2.4 million pre-tax net proceeds of a one-time payment made by a former client to TeleTech in the first quarter of 1995 in connection with such client's early termination of a contract (the "One-Time Payment").

   (2) During 1994 the Company was an S corporation and, accordingly, was not subject to federal income taxes. Pro forma net income includes a provision for income taxes at an effective rate of 39.5% for the year ended December 31, 1994.


 1996 COMPARED TO 1995

     REVENUES. Revenues increased $115.0 million, or 228%, to $165.5 million in 1996, from $50.5 million in 1995. The increase resulted from $13.3 million in revenues of Access 24, which was acquired in the first quarter of 1996, $55.9 million in revenues from new clients (including $48.4 million attributable to the facilities management agreements); and $61.3 million in increased revenues from existing clients. These increases were offset in part by contract expirations and other client reductions, including the loss of $7.9 million in revenues due to the expiration of the Continental Airlines contract in the first quarter of 1996.

     In September 1996, the Company and CompuServe, which accounted for approximately 14% of the Company's 1996 revenues, agreed to limit the monthly fees the Company charged for services it provided to users of WOW!, a recently-introduced Internet service offered by CompuServe.

Compuserve subsequently announced that it was discontinuing its WOW! Internet service and in December 1996, notified the Company that CompuServe intended to terminate all of the programs provided to it by the Company. The Company redeployed most of the workstations previously dedicated to CompuServe projects to other projects, including a short-term project that the Company expects will continue into the second quarter of 1997. For the three months ended December 31, 1996, the percentage of the Company's revenue attributable to CompuServe had declined to 7% or $4.2 million, from 15%, or $7.5 million for the three months ended September 1996. The Company has initiated legal proceedings against CompuServe and has not received payment of certain accounts receivable from CompuServe for services rendered. See Item 3--Legal Proceedings and Note 9 of Notes to the Consolidated and Combined Financial Statements. The Company believes that it will obtain sufficient future business to utilize all of the workstations previously dedicated to the CompuServe programs, including those workstations dedicated to the short-term project. Consequently, the termination of the CompuServe programs has not had, and the Company believes it will not have, a material adverse effect on the Company's capacity utilization.

     COSTS OF SERVICES. Costs of services increased $72.3 million, or 265%, to $99.5 million in 1996, from $27.2 million in 1995. Costs of services as a percentage of revenues increased from 54.0% in 1995, to 60.1% in 1996. This increase in the costs of services as a percentage of revenues is a result of the higher proportion of revenues received in 1996 from the Company's facilities management programs, under which the Company commenced significant operations in April 1996. These programs have higher costs of services as a percentage of revenues than fully outsourced programs and correspondingly lower levels of SG&A. There were no facilities management program revenues in 1995.

     SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased $24.1 million, or 130%, to $42.8 million in 1996, from $18.6 million in 1995. This increase is almost entirely the result of the increased level of operations during 1996. SG&A expenses as a percentage of revenues decreased from 36.9% in 1995, to 25.8% in 1996, primarily due to the impact of the Company's facilities management programs, which have significantly lower levels of SG&A expenses, and also as a result of the spreading of fixed costs over a larger revenue base.

     INCOME FROM OPERATIONS. As a result of the foregoing factors, income from operations increased $18.6 million, or 405%, to $23.2 million in 1996, from $4.6 million in 1995. Income from operations as a percentage of revenues increased from 9.1% in 1995, to 14.0% in 1996.

     OTHER INCOME (EXPENSE). Other income decreased $2.4 million to $133,000 in 1996 compared to $2.5 million in 1995, which is primarily due to the impact of
the One-Time Payment during the first quarter of 1995.   Interest expense
increased $621,000 to $1.1 million in 1996, compared to $459,000 in 1995.
This increase is primarily the result of increased borrowings under capital leases during 1996. Interest income increased $762,000 to $1.3 million in 1996, compared to $577,000 in 1995. This increase is the result of the significant increase in invested funds arising from the proceeds of the Company's two public stock offerings during the second half of 1996.

     NET INCOME. As a result of the foregoing factors, net income increased $9.6 million, or 231%, to $13.8 million in 1996, from $4.2 million in 1995. Excluding the One-Time Payment, net income for the 1995, would have been $2.6 million. Accordingly net income would have increased $11.2 million, or 430%, in 1996 compared to 1995.

1995 COMPARED TO 1994

     REVENUES. Revenues increased $15.0 million, or 42.3%, to $50.5 million in 1995 from $35.5 million in 1994, reflecting revenues from new clients of approximately $17.8 million and an increase in revenues from existing clients of approximately $6.4 million. These increases were partially offset by the expiration without renewal of certain other client contracts (see "Other Income (Expense)").

     COSTS OF SERVICES. Costs of services increased $9.8 million, or 56.5%, to $27.2 million in 1995 from $17.4 million in 1994. The increase in costs of services is primarily the result of the $15.0 million increase in revenues for the period and the related increase in direct costs. Costs of services as a percentage of revenues increased to 54.0% in 1995 from 49.1% in 1994. The majority of this percentage increase resulted from the start-up of the Burbank Call Center in February 1995, which was not fully utilized immediately after opening. Consequently, operating costs represented a comparatively higher percentage of revenues. In addition, during 1995 a higher proportion of total expenses were classified as costs of services as the Company was able to allocate to specific client programs costs that previously had been allocated among multiple client programs as SG&A expenses. The Company's enhanced ability to identify costs related to specific programs resulted from improvements in the Company's systems as well as from the consolidation of accounting and financial functions at the Company's headquarters in Denver.

     SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased $2.8 million, or 17.4%, to $18.6 million in 1995 from $15.9 million in 1994. As a percentage of revenues, SG&A expenses decreased to 36.9% in 1995 from 44.7% in 1994. A substantial part of this change resulted from a 4% reduction in wage expense as a percentage of revenues.

     INCOME FROM OPERATIONS. Income from operations increased $2.4 million, or 109.3%, to $4.6 million in 1995 from $2.2 million in 1994. Operating income as a percentage of revenues increased to 9.1% in 1995 from 6.2% in 1994.

     OTHER INCOME (EXPENSE). Other income (expense) increased $3.0 million to $2.5 million in 1995 from ($481,000) in 1994. This increase resulted from the One-Time Payment as well as increased interest income attributable to the $12.0 million proceeds received by the Company from the sale of preferred stock in 1995.

     NET INCOME AND PRO FORMA NET INCOME. Net income increased $2.5 million, or 145.2%, to $4.2 million in 1995 from $1.7 million in 1994. As a result of the foregoing factors, net income in 1995 increased $3.1 million, or 300.8%, to $4.2 million from pro forma net income of $1.0 million in 1994. Excluding the One-Time Payment, net income for 1995 would have been $2.6 million. Accordingly, net income for 1995 would have increased $1.6 million, or 155%, over pro forma income of $1.0 million for 1994.

LIQUIDITY AND CAPITAL RESOURCES

     In August 1996, the Company completed an initial public offering in which it sold 4 million shares of common stock and in November 1996, the Company completed a second public offering in which it sold 600,000 shares of common stock. The net proceeds from these offerings totaled $69.9 million. Prior to the offerings, TeleTech funded its operations and capital expenditures primarily through cash flow from operations, borrowings under several lines of credit and the sale of $12.0 million of preferred stock in January 1995.

      The Company has a $15.0 million unsecured revolving operating line of credit, which expires on May 31, 1998. Borrowings under this line bear interest at various rates that are selected by TeleTech each time a draw is made. There currently are no outstanding borrowings under this facility. Under this line of credit, the Company has agreed to maintain certain financial ratios and capital expenditure limits. The Company is in compliance with all covenants of this agreement.

     In addition, the Company has two master lease agreements. Under one agreement, the Company may lease equipment up to an aggregate value of $15.0 million. As of December 31, 1996, amounts outstanding under this agreement were approximately $10.6 million. Lease rates under this agreement are based upon a 125 basis points spread over three-year U.S. Treasury notes. Under the second agreement, the Company's borrowings are approved, and specific terms are set, on a case-by-case basis.

     Cash provided by operating activities was $8.8 million in 1996. Cash provided by operating activities consists of $21.1 million of total net income before depreciation, amortization and other non-cash charges, offset in part by $12.3 million of changes in working capital. Changes in working capital consist primarily of fluctuations in accounts receivable, accounts payable and accruals arising from the growth of the Company's operations. Cash provided by operating activities was $3.3 million during 1995.

     The amount of cash used by the Company in investing activities was $69.2 million in 1996. During 1996, the Company's capital expenditures (exclusive of $10.2 million in assets acquired under capital leases) were $7.4 million, and the Company used $2.5 million for the Access 24 acquisition. In addition, the Company provided an interest bearing refundable deposit of $3.0 million to assist the developer of one of the Company's new Call Centers in obtaining financing. This deposit is secured by the building and is anticipated to be repaid by March 31, 1997. The Company also received $3.9 million from the sale of a 50% interest in Access 24 UK Limited, and short-term investments increased by $61.2 million as a result of the public stock offerings. Cash used in investing activities was $12.1 million for 1995 resulting from $1.7 million in capital expenditures and $10.4 million in increased short-term investments resulting from the preferred stock sale.

     Historically, capital expenditures have been, and future capital expenditures are anticipated to be, primarily for the development of Call Center facilities and the acquisition of equipment to support expansion of the Company's existing Call Centers as well as expansion of and improvements to the Company's call and data management systems and management information systems. Capital expenditures, including new capital leases, equaled $17.6 million in 1996. The Company currently expects total capital expenditures in 1997 to be approximately $36 million. The Company expects that approximately $9 million of such capital expenditures will be used in connection with the expansion of two of the Company's existing U.S. Call Centers, and that $23 million of such capital expenditures may be used to open up to three new U.S. and two new international Call Centers during 1997. Such expenditures will be financed with internally generated funds, existing cash investments and additional borrowing. As of December 31, 1996, the Company had not contractually committed to any significant capital expenditures. The level of capital expenditures incurred in 1997 will be dependent upon new contracts obtained by the Company and the corresponding need for additional capacity. In addition, if the Company's future growth is generated through significant facilities management contracts, the anticipated level of capital expenditures could be reduced significantly.

     Cash provided by financing activities in 1996, was $65.9 million. This primarily resulted from the receipt of approximately $69.9 million of net proceeds from the public offerings and $1.6 million from the tax benefit of stock option exercises offset in part by repayments of short-term borrowing and capital lease payments. In 1995, cash provided by financing activities of $8.8 million resulted primarily from the sale of $12.0 million of preferred stock in January 1995, which was partially offset by $2.8 million of loan repayments, tax distributions and dividends paid by the Company to its principal stockholder.

     The Company believes that existing cash and short-term investments together with available borrowing under its line of credit and master lease agreements will be sufficient to finance the Company's current operations, planned capital expenditures and anticipated growth at least through 1997. However, if the Company were to make any significant acquisitions for cash, it may be necessary for the Company to obtain additional debt or equity financing. The Company is engaged in ongoing evaluations of, and discussions with, third parties regarding possible acquisitions; however the Company currently has no definitive agreements with respect to any significant acquisitions.

FORWARD-LOOKING STATEMENTS

     All statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this annual report, that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward looking statements include (i) the expected opening of additional Call Centers in 1997 and the Company's expectation that there will be sufficient business to utilize existing and additional Call Center capacity; (ii) the expected effect of the termination of the CompuServe programs on the Company's capacity utilization and the Company's expectation that it will obtain sufficient future business to utilize all of the workstations previously dedicated to the CompuServe programs; (iii) the amount and nature of planned capital expenditures; (iv) the Company's belief that existing cash, short-term investments and available borrowing will be sufficient to finance the Company near term operations; and
(v) statements relating to the Company or its operations that are preceded by terms such as "anticipates", "expects", "believes" and similar expressions.

     The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements. Among the factors that could cause actual results to differ materially are the following: TeleTech's agreements with clients may be canceled by the client on short notice and do not ensure that TeleTech will generate a specific level of revenue. The amount of revenue TeleTech generates from a particular client is dependent upon customers' interest in and use of the client's products or services, some of which are recently-introduced or untested. The loss of a significant client or the termination, reduction or completion of a significant client program may have a material adverse effect on TeleTech's capacity utilization and results of operations. See "Business-Risk Factors" for other factors that may cause actual results to differ materially from the forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements required by this item are located beginning on page 38 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     There is hereby incorporated by reference the information to appear in TeleTech's definitive proxy statement for its 1997 Annual Meeting of Stockholders under the captions "Information Concerning the Nominees for Election as Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers."


ITEM 11.  EXECUTIVE COMPENSATION.

     There is hereby incorporated by reference the information to appear under the caption "Executive Officers--Executive Compensation" in TeleTech's definitive proxy statement for its 1997 Annual Meeting of Stockholders; provided, however, that neither the Report of the Compensation Committee on Executive Compensation nor the Performance Graph set forth therein shall be incorporated by reference herein or in any of the Company's previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     There is hereby incorporated by reference the information to appear under the caption "Security Ownership of Certain Beneficial Owners and Management" in TeleTech's definitive proxy statement for its 1997 Annual Meeting of Stockholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

     There is hereby incorporated by reference the information to appear under the caption "Certain Relationships and Related Party Transactions" in TeleTech's definitive proxy statement for its 1997 Annual Meeting of Stockholders.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

     (1)  Consolidated Financial Statements

          The Index to Financial Statements is set forth on page 36 of this report.

     (2)  Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts and Reserves of
                        TeleTech Holdings, Inc. for periods ending December 31, 1996, 1995 and 1994
     (3)  Exhibits


 EXHIBIT
   NO.    DESCRIPTION
   ---    -----------

   3.1    Restated Certificate of Incorporation of TeleTech [1] {Exhibit 3.1}

   3.2    Amended and Restated By-laws of TeleTech [1] {Exhibit 3.2}

   4.1 Amended and Restated Investment Agreement dated August 6, 1996 among TeleTech, TeleTech Investors General Partnership, Alan Silverman, Susan Silverman and Jack Silverman [1] {Exhibit 4.1}

   4.2    Stock Transfer and Registration Rights Agreement dated as of
          January 1, 1996 among TeleTech, Access 24 Holdings Pty Limited, Bevero Pty Limited and Access 24 Service Corporation Pty Limited [1] {Exhibit 4.2}

   4.3    Specimen Common Stock Certificate [1] {Exhibit 4.3}

  10.1 Employment Agreement dated as of January 1, 1995 between Kenneth D. Tuchman and TeleTech [1] {Exhibit 10.1}

  10.2 Employment Agreement dated as of January 1, 1995 between Joseph D. Livingston and TeleTech [1] {Exhibit 10.2}

  10.3 Amendment to the Employment Agreement between Joseph D. Livingston and TeleTech dated May 14, 1996 [1] {Exhibit 10.3}

  10.4 Employment Agreement dated as of April 1, 1996 between Steven B. Coburn and TeleTech [1] {Exhibit 10.4}

  10.5 Preferred Stock Purchase Agreement dated as of December 22, 1994 among TeleTech Teleservices, Inc., TeleTech Telecommunications, Inc., TeleTech, TeleTech Investors General Partnership and Essaness Theaters Corporation [1] {Exhibit 10.5}

  10.6 Subscription and Shareholders Agreement dated April 30, 1996 among TeleTech, Access 24 Limited and Priplan Investments Limited [1] {Exhibit 10.6}

 EXHIBIT
   NO.    DESCRIPTION
   ---    -----------

  10.7    TeleTech Holdings, Inc. Stock Plan [1] {Exhibit 10.7}

  10.8    TeleTech Holdings, Inc. Directors Stock Option Plan [1]
          {Exhibit 10.8}

  10.9 Sublease Agreement dated September 26, 1994 between International Business Machines Corporation and TeleTech Telecommunications, Inc. [1] {Exhibit 10.9}

  10.10 Agreement dated March 16, 1993 between 1700 Lincoln Limited and TeleTech Telecommunications, Inc. and TeleTech Teleservices, Inc. [1] {Exhibit 10.10}

  10.11 Lease dated September 21, 1995 between First Union Management, Inc. and TeleTech Teleservices and TeleTech [1] {Exhibit 10.11}

  10.12   Form of Client Services Agreement [1] {Exhibit 10.12}

  10.13 Agreement for Call Center Management between United Parcel General Services Co. and TeleTech [1] {Exhibit 10.13}

  10.14 Office Lease dated June 24, 1996 between Sam Menlo, Trustee of the Menlo Trust, U.T.I. 5/2/83, and TeleTech Telecommunications [1] {Exhibit 10.14}

  10.15 Business Loan Agreement dated March 29, 1996 among TeleTech Telecommunications, Inc., TeleTech Teleservices, Inc. and TeleTech, as Borrower, and First Interstate Bank of California, as Lender; Addendum dated March 29, 1996 [1] {Exhibit 10.15}

  10.16 Stock Purchase Agreement dated as of January 1, 1996 among Access 24 Holdings Pty Limited, Bevero Pty Limited, Access 24 Service Corporation Pty Limited and TeleTech [1] {Exhibit 10.16}

  10.17 Master Lease Agreement dated as of July 11, 1995 among First Interstate Bank of California, TeleTech, TeleTech Telecommunications, Inc. and TeleTech Teleservices, Inc. [1] {Exhibit 10.17}

  10.18 Master Equipment Lease Agreement dated as of August 16, 1995 between NationsBanc Leasing Corporation and TeleTech [1] {Exhibit 10.18}

  10.19 Sublease dated as of September 28, 1995 between Norwest Bank Colorado, National Association, and TeleTech Teleservices, Inc., TeleTech Telecommunications, Inc. and TeleTech Holdings, Inc. [1] {Exhibit 10.19}

 EXHIBIT
   NO.    DESCRIPTION
   ---    -----------

  10.20 Sublease dated as of September 28, 1995 between Norwest Bank Colorado, National Association, and TeleTech Teleservices, Inc., TeleTech Telecommunications, Inc. and TeleTech Holdings, Inc. [1] {Exhibit 10.20}

  10.21 Consulting Agreement dated as of August 15, 1996, between TeleTech and Richard Weingarten & Company, Inc. [2] {Exhibit 10.21}

  10.22   TeleTech Holdings, Inc. Employee Stock Purchase Plan

  21.1    List of subsidiaries

  23.1 Consent of Arthur Andersen LLP to incorporation by reference of the financial statements into TeleTech's previously filed Registration Statement on Form S-8 (Registration No. 333-17569)

  27      Financial Data Schedule

---------------

[  ] Such Exhibit previously has been filed with the Securities and Exchange
     Commission as exhibits to the filings indicated below, under the exhibit number indicated in brackets { }, and is incorporated herein by reference.

[1] TeleTech's Registration Statement on Form S-1, as amended (Registration Statement No. 333-04097).

[2] TeleTech's Registration Statements on Form S-1, as amended (Registration Statement Nos. 333-13833 and 333-15297).


(c)  Report on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on March 24, 1997.

                                       TELETECH HOLDINGS, INC.

                                       /s/ Kenneth D. Tuchman
                                       --------------------------------------
                                       By:  Kenneth D. Tuchman
                                       CHAIRMAN OF THE BOARD OF DIRECTORS,
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 24, 1997 by the following persons on behalf of the registrant and in the capacities indicated:

        SIGNATURE                                 TITLE
        ---------                                 -----

/s/ KENNETH D. TUCHMAN           Chairman of the Board, President and Chief
--------------------------       Executive Officer (Principal Executive Officer)
Kenneth D. Tuchman


/s/ STEVEN B. COBURN             Chief Financial Officer (Principal Financial
--------------------------       and Accounting Officer)
Steven B. Coburn


/s/ ROD DAMMEYER                 Director
--------------------------
Rod Dammeyer


/s/ ALAN SILVERMAN               Director
--------------------------
Alan Silverman


/s/ STUART SLOAN                 Director
--------------------------
Stuart Sloan

                        INDEX TO FINANCIAL STATEMENTS
                           TELETECH HOLDINGS, INC.


                                                                          PAGE
                                                                          ----
Report of Independent Public Accountants.................................  37
Consolidated Balance Sheets as of December 31, 1995 and 1996.............  38
Consolidated and Combined Statements of Income for the Years Ended
  December 31, 1994, 1995 and 1996.......................................  40
Consolidated and Combined Statements of Stockholders' Equity for
  the Years Ended December 31, 1994, 1995 and 1996.......................  41
Consolidated and Combined Statements of Cash Flows for the Years Ended
  December 31, 1994, 1995 and 1996.......................................  42
Notes to Consolidated and Combined Financial Statements for the Years
  Ended December 31, 1994, 1995 and 1996.................................  44

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TeleTech Holdings, Inc.:

    We have audited the accompanying consolidated balance sheets of TELETECH HOLDINGS, INC. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated and combined statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleTech Holdings, Inc. and subsidiaries as of December 31, 1995 and 1996, and the consolidated and combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Denver, Colorado,
March 14, 1997

                              TELETECH HOLDINGS, INC.
                                 AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                (AMOUNTS IN THOUSANDS)

                                                               DECEMBER 31,
                          ASSETS                              1995      1996
                          ------                            -------   --------
CURRENT ASSETS:
  Cash and cash equivalents..............................   $    42   $  5,564
  Short-term investments.................................    10,361     71,573
  Accounts receivable, net of allowance for doubtful
   accounts of $789 and $1,462, respectively.............     9,786     31,731
  Prepaids and other assets..............................       458      4,141
  Deferred tax asset.....................................       486      1,128
                                                            -------   --------
    Total current assets.................................    21,133    114,137
                                                            -------   --------
PROPERTY AND EQUIPMENT, net of accumulated depreciation
 of $6,059 and $11,231, respectively.....................     9,104     23,684
                                                            -------   --------
OTHER ASSETS:
  Deferred contract costs (net of amortization of
   zero and $1,658, respectively)........................       346        703
  Goodwill (net of amortization of $238).................         -      3,257
  Investment in affiliated company accounted for
   under the equity method...............................         -        679
  Other assets...........................................         -        918
                                                            -------   --------
    Total assets.........................................   $30,583   $143,378
                                                            -------   --------
                                                            -------   --------

    The accompanying notes are an integral part of these balance sheets.

                              TELETECH HOLDINGS, INC.
                                 AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                          DECEMBER 31,
         LIABILITIES AND STOCKHOLDERS' EQUITY           1995        1996
                                                      -------    --------
CURRENT LIABILITIES:
  Bank overdraft....................................  $ 1,427    $      -
  Short-term borrowings.............................    1,000           -
  Current portion of long-term debt.................    1,452       4,985
  Accounts payable..................................    2,604       6,108
  Accrued employee compensation.....................    1,743       8,484
  Accrued income taxes..............................      311       2,952
  Other accrued expenses............................      951       3,246
  Customer advances, deposits and deferred income...      340         787
                                                      -------    --------
    Total current liabilities.......................    9,828      26,562
DEFERRED TAX LIABILITIES............................      507         564
LONG-TERM DEBT, net of current portion:
  Capital lease obligations.........................    3,193       9,675
  Other debt........................................      397         262
                                                      -------    --------
    Total liabilities...............................   13,925      37,063
                                                      -------    --------

COMMITMENTS AND CONTINGENCIES (Note 9)

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:
  $6.45 par value; 1,860,000 shares authorized;
   1,860,000, and zero shares issued and
   outstanding, respectively (including
   accrued dividends of $867).......................   12,867           -
                                                      -------    --------
STOCKHOLDERS' EQUITY:
  Common stock; $.01 par value; 150,000,000 shares
   authorized; 40,700,000 and 55,811,840 shares,
   respectively, issued; and 40,700,000 and
   55,713,030 shares, respectively, outstanding.....      407         558
  Additional paid-in capital........................    1,847      92,030
  Cumulative translation adjustment.................        -          98
  Unearned compensation-restricted stock............        -        (254)
  Treasury stock; 98,810 shares, at cost............        -        (988)
  Retained earnings.................................    1,537      14,871
                                                      -------    --------
    Total stockholders' equity......................    3,791     106,315
                                                      -------    --------
    Total liabilities and stockholders' equity......  $30,583    $143,378
                                                      -------    --------
                                                      -------    --------

     The accompanying notes are an integral part of these balance sheets.

                            TELETECH HOLDINGS, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                        1994      1995      1996
                                                      -------   -------   --------
REVENUES...........................................   $35,462   $50,467   $165,504
                                                      -------   -------   --------
OPERATING EXPENSES:
  Costs of services................................    17,406    27,246     99,539
  Selling, general and administrative expenses.....    15,860    18,625     42,753
                                                      -------   -------   --------
    Total operating expenses.......................    33,266    45,871    142,292
                                                      -------   -------   --------
INCOME FROM OPERATIONS.............................     2,196     4,596     23,212
                                                      -------   -------   --------
OTHER INCOME (EXPENSE):
  Interest expense.................................      (481)     (459)    (1,080)
  Interest income..................................         -       577      1,339
  Equity in losses of affiliated company...........         -         -        (70)
  Other (Note 15)..................................         -     2,371        (56)
                                                      -------   -------   --------
                                                         (481)    2,489        133
                                                      -------   -------   --------
    Income before income taxes.....................     1,715     7,085     23,345
PROVISION FOR INCOME TAXES.........................        20     2,929      9,589
                                                      -------   -------   --------
    Net income.....................................   $ 1,695   $ 4,156   $ 13,756
                                                      -------   -------   --------
                                                      -------   -------   --------

SHARES USED IN COMPUTING PRO FORMA NET INCOME
  PER COMMON AND COMMON EQUIVALENT SHARE...........              54,304     56,409
                                                                -------   --------
                                                                -------   --------

PRO FORMA NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE.................................             $   .08   $    .24
                                                                -------   --------
                                                                -------   --------

PRO FORMA NET INCOME AND EARNINGS PER COMMON
  SHARE (UNAUDITED)
  (Notes 1 and 8):
    Historical net income before income taxes......   $ 1,715
    Historical provision for income taxes..........        20
    Pro forma income tax effects...................       658
                                                      -------
    Pro forma net income...........................   $ 1,037
                                                      -------
                                                      -------

    Pro forma common shares outstanding............    43,753
                                                      -------
                                                      -------

    Pro forma earnings per common share............   $   .02
                                                      -------
                                                      -------



        The accompanying notes are an integral part of these statements.

                           TELETECH HOLDINGS, INC.
                              AND SUBSIDIARIES

        CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                           (AMOUNTS IN THOUSANDS)

                         MANDATORILY
                         REDEEMABLE,                                                     CUMU-
                         CONVERTIBLE                                                    LATIVE    UNEARNED
                          PREFERRED        TREASURY      COMMON       COMMON    ADDI-   TRANS-     COMPEN-              TOTAL
                            STOCK           STOCK         STOCK      STOCK OF   TIONAL  LATION     SATION-              STOCK-
                        --------------- ------------- -------------  COMBINED  PAID-IN  ADJUST-  RESTRICTED  RETAINED  HOLDERS'
                        SHARES AMOUNT   SHARES AMOUNT SHARES AMOUNT  ENTITIES  CAPITAL   MENT       STOCK    EARNINGS  EQUITY
                        ------ -------  ------ ------ ------ ------  --------  -------  -------  ----------  --------  --------
BALANCES, January 1,
  1994................      -  $     -      -  $   -       -  $  -     $ 25    $     -   $  -       $  -      $   917   $   942
Distribution to
  stockholder.........                                                                                           (440)     (440)
Net income............      -        -      -      -       -     -        -          -      -          -        1,695     1,695
                       ------  -------     --  -----  ------  ----     ----    -------   ----       -----     -------  --------
BALANCES, December
  31, 1994............      -        -      -      -       -     -       25          -      -          -        2,172     2,197
Issuance of preferred
  stock...............  1,860   12,000                                                                                        -
Adjustment to
  reclassify retained
  earnings to
  additional paid in
  capital upon
  termination of S
  corporation
  election............                                                           2,172                         (2,172)        -
Stock exchange........                                40,700   407      (25)      (325)                           (57)        -
Distribution to
  stockholder.........                                                                                         (1,695)   (1,695)
Net income............                                                                                          4,156     4,156
Dividends accrued on
  preferred stock.....             867                                                                           (867)     (867)
                       ------  -------     --  -----  ------  ----     ----    -------   ----       -----     -------  --------
BALANCES, December
  31, 1995............  1,860   12,867      -      -  40,700   407        -      1,847      -          -        1,537     3,791
Purchase of
  Access 24...........                                   970    10               4,841                                    4,851
Cumulative translation
  adjustments.........                                                                     98                                98
Dividends accrued on
  preferred stock.....             422                                                                           (422)     (422)
Issuance of restricted
  stock for
  compensation........                                    76     1                 379              (380)                     -
Compensation expense
  with respect to
  restricted stock....                                                                               126                    126
Conversion of
  mandatorily
  redeemable preferred
  stock to common
  stock............... (1,860) (13,289)                9,300    93              13,196                                   13,289
Public offerings of
  common stock........                                 4,600    46              69,910                                   69,956
Acquisition of
  treasury stock......                     99   (988)                                                                      (988)
Exercise of stock
  options.............                                   166     1                 249                                      250
Tax benefit of stock
  option exercises....                                                           1,608                                    1,608
Net income............                                                                                         13,756    13,756
                       ------  -------     --  -----  ------  ----     ----    -------   ----       -----     -------  --------
BALANCES, December
  31, 1996............      -  $     -     99  $(988) 55,812  $558     $  -    $92,030   $ 98       $(254)    $14,871  $106,315
                       ------  -------     --  -----  ------  ----     ----    -------   ----       -----     -------  --------
                       ------  -------     --  -----  ------  ----     ----    -------   ----       -----     -------  --------

       The accompanying notes are an integral part of these statements.

                            TELETECH HOLDINGS, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                               (AMOUNTS IN THOUSANDS)

                                                                    1994        1995       1996
                                                                   -------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..................................................... $ 1,695    $  4,156    $ 13,756

  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization ................................   1,165       2,124       7,068
    Allowance for doubtful accounts ..............................     (20)        616         673
    Deferred income taxes ........................................       -          21        (585)
    Equity in loss of affiliated company .........................       -           -          70
    Deferred compensation expense ................................       -           -         126
    Changes in assets and liabilities:
      Accounts receivable ........................................   2,288      (6,104)    (21,330)
      Prepaids and other assets ..................................      50         (79)     (1,059)
      Deferred contract costs ....................................       -        (346)     (2,015)
      Accounts payable and accrued expenses ......................  (1,332)      2,730      12,044
      Customer advances, deposits and deferred income ............    (681)        149           7
                                                                   -------    --------    --------
      Net cash provided by operating activities ..................   3,165       3,267       8,755
                                                                   -------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .............................  (1,932)     (1,735)     (7,361)
  Purchase of Access 24, net of cash acquired ....................       -           -      (2,461)
  Proceeds from sale of interest in Access 24 UK Limited .........       -           -       3,905
  Temporary deposit on new Call Center ...........................       -           -      (3,000)
  Changes in accounts payable and accrued liabilities related
   to investing activities .......................................       -           -         916
  Increase in short-term investments .............................       -     (10,361)    (61,212)
                                                                   -------    --------    --------
      Net cash used in investing activities ......................  (1,932)    (12,096)    (69,213)
                                                                   -------    --------    --------


       The accompanying notes are an integral part of these statements.

                              TELETECH HOLDINGS, INC.
                                 AND SUBSIDIARIES

                 CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                (AMOUNTS IN THOUSANDS)

                                                              1994        1995        1996
                                                             -------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in bank overdraft ................ $   479    $    867    $ (1,427)
  Net increase (decrease) in short-term borrowings .........    (840)        361      (1,000)
  Payments on long-term debt ...............................    (418)       (625)       (936)
  Proceeds from long-term debt borrowings ..................     475           -           -
  Payments under capital lease obligations .................    (325)       (971)     (1,530)
  Proceeds from common stock issuances .....................       -           -      69,956
  Proceeds from exercise of stock options ..................       -           -         250
  Tax benefit from stock option exercises ..................       -           -       1,608
  Acquisition of treasury stock ............................       -           -        (988)
  Payments under subordinated notes payable to stockholder      (126)     (1,104)          -
  Distributions to stockholder .............................    (440)     (1,695)          -
  Issuance of preferred stock ..............................       -      12,000           -
                                                             -------    --------    --------
      Net cash provided by (used in) financing activities...  (1,195)      8,833      65,933
                                                             -------    --------    --------
Effect of exchange rate changes on cash ....................       -           -          47
NET INCREASE IN CASH AND CASH EQUIVALENTS ..................      38           4       5,522
CASH AND CASH EQUIVALENTS, beginning of period .............       -          38          42
                                                             -------    --------    --------
CASH AND CASH EQUIVALENTS, end of period ................... $    38    $     42    $  5,564
                                                             -------    --------    --------
                                                             -------    --------    --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid for interest ................................... $   455    $    465    $  1,019
                                                             -------    --------    --------
                                                             -------    --------    --------

  Cash paid for income taxes ............................... $    14    $  2,424    $  6,599
                                                             -------    --------    --------
                                                             -------    --------    --------

SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
  Assets acquired through capital leases ................... $   211    $  4,106    $ 10,247
                                                             -------    --------    --------
                                                             -------    --------    --------

  Stock issued in purchase of Access 24 .................... $     -    $      -    $  4,851
                                                             -------    --------    --------
                                                             -------    --------    --------

  Restricted stock issued under employment agreements ...... $     -    $      -    $    380
                                                             -------    --------    --------
                                                             -------    --------    --------


         The accompanying notes are an integral part of these statements.

                          TELETECH HOLDINGS, INC.
                             AND SUBSIDIARIES

           NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
            FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

TeleTech Holdings, Inc. ("THI" or the "Company") is a provider of outsourced strategic customer care solutions for Fortune 1000 corporations in targeted industries in the United States, United Kingdom, Australia and New Zealand. Customer care encompasses a wide range of customer acquisition, retention and satisfaction programs designed to maximize the lifetime value of the relationship between the Company's clients and their customers.

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements are comprised of the accounts of THI and its wholly owned subsidiaries, including TeleTech Telecommunications, Inc., a California corporation ("TTC"); TeleTech Teleservices, Inc., a Colorado corporation ("TTS"); TeleTech UK Limited, a UK corporation; and TeleTech International Pty Ltd and subsidiaries ("Access 24"), an Australian corporation (Note 17), (jointly, "the Group"). Prior to January 1, 1995, the Group comprised TTC and TTS, held under the common ownership of a sole stockholder ("the Stockholder"). Financial statements for 1994 represent the combined financial statements of TTC and TTS.

     In January 1995, a Preferred Stock Purchase Agreement and an Investment Agreement (collectively the "Agreements") were executed by TeleTech Investors General Partnership ("TIGP"), Essaness Theaters Corporation ("Essaness") and the Stockholder. The Stockholder of TTC and TTS contributed 100% of his shares in these companies to THI, a newly formed Delaware corporation, in exchange for 40,700,000 shares of THI's common stock, which constituted 100% of THI's outstanding stock. Concurrent with this stock exchange, TIGP and Essaness purchased an aggregate of 1,860,000 shares of THI's convertible preferred stock ("Preferred Stock") for $12 million. The Preferred Stock was initially convertible into 9,300,000 shares of THI's common stock (Note 12). TIGP and Essaness purchased 1,705,000 and 155,000 shares of the Preferred Stock, respectively.

     The exchange of stock constituted a reorganization of entities under common control and the assets and liabilities of TTC and TTS are reflected in the consolidated financial statements of THI based on their historical cost to TTC and TTS.

     All intercompany balances and transactions have been eliminated in the consolidated and combined financial statements.

FOREIGN CURRENCY TRANSLATION

     The assets and liabilities of the Company's foreign subsidiaries whose functional currency is other than the U.S. Dollar are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income, but is accumulated as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in determining net income. Such gains and losses were not material for any period presented.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. Amounts paid for software licenses and third-party packaged software are capitalized. Costs relating to the internal development of software are expensed as incurred.

                      TELETECH HOLDINGS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (CONTINUED)

     Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, as follows:

     Computer equipment and software..............................    5 years
     Telephone equipment..........................................    5 years
     Furniture and fixtures.......................................  5-7 years
     Leasehold improvements.......................................  5-7 years
     Vehicles.....................................................    5 years

     Assets acquired under capital lease obligations are amortized over the life of the applicable lease of four to seven years (or the estimated useful lives of the assets, of four to seven years, where title to the leased assets passes to the Company on termination of the lease).

REVENUE RECOGNITION

     The Company recognizes revenues at the time services are performed. The Company has certain contracts that are billed in advance. Accordingly, amounts billed but not earned under these contracts are excluded from revenues and included in deferred income.

RESEARCH AND DEVELOPMENT

     Research and development costs are charged to operations when incurred and are included in operating expenses. Research and development costs amounted to approximately $684,000, $458,000 and $347,000 for the years ended December 31, 1994, 1995, and 1996, respectively.

DEFERRED CONTRACT COSTS

     The Company defers certain incremental direct costs incurred in connection with preparing to provide services under certain long-term facilities management agreements. Costs that have been deferred include the costs of hiring dedicated personnel to manage client-owned facilities, their related payroll and other directly associated costs from the time long-term facilities management agreements were entered into until the beginning of providing services. Such costs are amortized over twelve months. Deferred contract costs at December 31, 1995 and 1996, include costs incurred in preparing to provide services under a five-year agreement entered into in October 1995, under which the Company began providing services during April 1996. For the year ended December 31, 1996, the Company recorded amortization expense of $1,658,000. There was no amortization expense in prior periods.

INTANGIBLE ASSETS

     The excess of cost over the fair market value of tangible net assets and trademarks of acquired businesses is amortized on a straight-line basis over the periods of expected benefit of 15 years. Amortization of goodwill for the year ended December 31, 1996, was $238,000. There was no amortization expense in prior periods.

     Subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of an intangible asset may warrant revision or that the remaining balance of an intangible asset may not be recoverable. When factors indicate that an intangible asset should be evaluated

                      TELETECH HOLDINGS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (CONTINUED)

for possible impairment, the Company uses an estimate of the related business' undiscounted future cash flows over the remaining life of the asset in measuring whether the intangible asset is recoverable. Management does not consider that any provision for impairment of intangible assets is required.

INCOME TAXES

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets may then be reduced by a valuation allowance for amounts that do not satisfy the realization criteria of SFAS 109.

     During 1994, TTC and TTS were S corporations and their income was taxable to the Stockholder rather than the companies. Effective January 1, 1995, S corporation status terminated and THI and its domestic subsidiaries began to file consolidated corporate federal and state income tax returns. Access 24 will file separate tax returns in Australia, and TeleTech UK Limited will file separate tax returns in the UK. As required by SFAS 109, this change in tax status was recognized by establishing deferred tax assets and liabilities for temporary differences between the tax basis and amounts reported in the accompanying consolidated balance sheet.

EARNINGS PER SHARE

     Earnings per share are computed based upon the weighted average number of common shares and common share equivalents outstanding. The shares of convertible Preferred Stock were considered common stock equivalents due to the mandatory conversion provision (Note 12). Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company at prices below the initial public offering price during the twelve month period prior to the July 1996 offering (using the treasury stock method) have been included in the calculation as if they were outstanding for all the periods presented regardless of whether they are antidilutive. On May 14, 1996, the Company approved a five-for-one share common stock split, which was effective on July 31, 1996. Common stock amounts, equivalent share amounts and per share amounts have been adjusted retroactively to give effect to the stock split.

     For comparative purposes, the earnings per share for 1994 has been calculated on a pro forma basis as the historical earnings per share is not meaningful due to the Company's reorganization on January 1, 1995.

INCREASE IN AUTHORIZED SHARES

     On May 14, 1996, the board of directors authorized an amendment to the Company's Certificate of Incorporation that was effective immediately prior to the closing of the initial public offering of the Company's common stock. The amendment increased the authorized shares of common stock to 150,000,000 shares and also authorized the Company to issue up to 10,000,000 shares of Preferred Stock.

                      TELETECH HOLDINGS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (CONTINUED)

RESTRICTED STOCK AWARDS

     In January 1996, the Company awarded 76,000 restricted shares of the Company's common stock to certain employees as compensation to be earned over the term of the employees' related employment agreements (three years). The market value of the stock at the date of award was $380,000. This amount has been recorded as unearned compensation-restricted stock and is shown as a separate component of stockholders' equity. For the year ended December 31, 1996, the Company recognized $126,000 of compensation expense related to these awards.

CASH AND CASH EQUIVALENTS

     For the purposes of the statement of cash flows, the Company considers all cash and investments with an original maturity of 90 days or less to be cash equivalents.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

LONG-LIVED ASSETS

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The adoption of SFAS 121 on January 1, 1996, had no impact on the Company's consolidated financial position or results of operations.

(2)   CONCENTRATIONS

     The Company's revenues from major customers (revenues in excess of 10% of total sales) are from entities involved in the telecommunications, technology and transportation industries. The revenues from such customers as a percentage of total sales for each of the three years in the period ended December 31, 1996, are as follows:

                                                        1994    1995    1996
                                                        ----    ----    ----
    Customer A........................................   18%     31%     27%
    Customer B........................................    5%     18%      1%
    Customer C........................................   17%      9%      2%
    Customer D........................................   13%      -       -
    Customer E........................................    -       3%     14%
    Customer F........................................    -       -      28%
                                                         --      --      --
                                                         53%     61%     72%
                                                         --      --      --
                                                         --      --      --

                      TELETECH HOLDINGS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (CONTINUED)

     At December 31, 1996 accounts receivable from Customers A, E and F were $8.9 million, $3.1 million and $6.3 million, respectively. At December 31, 1995 accounts receivable from customer A was $4.0 million. There were no other customers with receivable balances in excess of 10% of consolidated accounts receivable.

     The loss of one or more of its significant customers could have a material adverse effect on the Company's business, operating results or financial condition. To limit the Company's credit risk, management performs ongoing credit evaluations of its customers and maintains allowances for potentially uncollectible accounts. Although the Company is directly impacted by economic conditions in the telecommunications, technology, transportation, healthcare and financial services industries, management does not believe significant credit risk exists at December 31, 1996.

GEOGRAPHIC AREA INFORMATION

     Prior to the acquisition of Access 24 in January 1996, the Company operated exclusively within the United States. Geographic area information for the year ended December 31, 1996, is as follows (in thousands):

                                          UNITED               ASIA
                                          STATES    EUROPE    PACIFIC     TOTAL
                                         --------   ------    -------   --------
  Revenues.............................  $151,596   $  644    $13,264   $165,504
  Income (loss) before income taxes....    22,163     (568)     1,750     23,345
  Assets...............................   131,027    2,025     10,326    143,378


(3)   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 1995, and 1996 (in thousands):

                                                           1995        1996
                                                         -------     --------
 Computer equipment and software......................   $ 9,807     $ 20,228
 Telephone equipment..................................     1,220        2,051
 Furniture and fixtures...............................     2,938        7,433
 Leasehold improvements...............................     1,198        5,042
 Other................................................         -          161
                                                         -------     --------
                                                          15,163       34,915
  Less-accumulated depreciation........................   (6,059)     (11,231)
                                                         -------     --------
                                                         $ 9,104     $ 23,684
                                                         -------     --------
                                                         -------     --------

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                (CONTINUED)


     Included in the cost of property and equipment above is equipment obtained through capitalized leases. The following is a summary of equipment under capital leases as of December 31, 1995, and 1996 (in thousands):

                                               1995       1996
                                             -------    -------

     Computer equipment and software ....... $ 3,227    $12,079
     Telephone equipment ...................     310        845
     Furniture and fixtures ................   2,039      5,413
     Other .................................       -         92
                                             -------    -------
                                               5,576     18,429
     Less-accumulated depreciation .........  (1,292)    (4,371)
                                             -------    -------
                                             $ 4,284    $14,058
                                             -------    -------
                                             -------    -------


     Depreciation expense related to leased equipment under capital leases was $410,000, $985,000 and $3,069,000 for the years ended December 31, 1994,
1995, and 1996, respectively.

(4)  CAPITAL LEASE OBLIGATIONS

     On July 11, 1995, the Company negotiated a master lease agreement with a bank under which it may lease equipment up to a value of $8 million. In May 1996, the master lease was amended to increase the lease line to $15 million. The term of the leases are 48 months and interest is payable at the then most recent weekly average of three-year Treasury notes plus 125 basis points. In August 1995, the Company entered into another master lease agreement with a bank under which it may lease equipment. Under the agreement, individual lease terms are negotiated on a lease-by-lease basis.

     The Company finances a substantial portion of its property and equipment under non-cancelable capital lease obligations. Accordingly, the fair value of the equipment has been capitalized and the related obligation recorded. The average implicit interest rate on these leases was 8.3% at December 31, 1996. Interest is charged to expense at a level rate applied to declining principal over the period of the obligation.

     The future minimum lease payments under capitalized lease obligations as of December 31, 1996, are as follows (in thousands):

          Year ending December 31,
               1997  ............................................... $ 5,544
               1998  ...............................................   5,039
               1999  ...............................................   4,027
               2000  ...............................................   1,607
               2001  ...............................................       -
                                                                     -------
                                                                      16,217
               Less-amount representing interest....................  (1,691)
                                                                     -------
                                                                      14,526
               Less-current portion of capital lease obligations ...  (4,851)
                                                                     -------
                                                                     $ 9,675
                                                                     -------
                                                                     -------

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                (CONTINUED)


     Interest expense on the outstanding obligations under such leases was $160,000, $313,000 and $866,000 for the years ended December 31, 1994, 1995, and 1996, respectively.

(5)  LONG-TERM DEBT

     As of December 31, 1995 and 1996, long-term debt consisted of the following unsecured notes (in thousands, except monthly payments):

                                                                                    1995      1996
                                                                                   -----     -----
        Note payable, interest at 8% per annum, principal and interest payable
          monthly at $3,594, maturing May 2000 ..................................  $ 160     $ 129
        Note payable, interest at 6% per annum, principal and interest payable
          monthly at $4,563, maturing January 1997 ..............................     58         4
        Note payable, interest at 6% per annum, principal and interest payable
          monthly at $3,598, maturing June 1997 .................................     62        21
        Note payable, interest at 5% per annum, principal and interest payable
          monthly at $7,077, maturing January 2000 ..............................    313       242
                                                                                   -----     -----
                                                                                     593       396
                                                                                   -----     -----
        Less-current portion ....................................................   (196)     (134)
                                                                                   -----     -----
                                                                                   $ 397     $ 262
                                                                                   -----     -----
                                                                                   -----     -----

     Annual maturities of the long-term debt described above are as follows (in thousands):

          Year ending December 31,
               1997  ............................................... $134
               1998  ...............................................  115
               1999  ...............................................  122
               2000  ...............................................   25
               2001  ...............................................    -
               Thereafter ..........................................    -
                                                                     ----
                                                                     $396
                                                                     ----
                                                                     ----


(6)  SHORT-TERM BORROWINGS

     The Company has an unsecured revolving line of credit agreement with a commercial bank under which it may borrow up to $15 million which expires in May 1998. Interest is payable at various interest rates. The borrowings can be made at (i) the bank's prime rate; (ii) a certificate of deposit rate plus 125 basis points for periods of 7 to 90 days with minimum advances of $500,000 with $100,000 increments; (iii) LIBOR plus 125 basis points for borrowing periods of 1, 2, 3 or 6 months; or (iv) agreed upon rates. At December 31, 1995 and 1996, the amount outstanding under this facility was $1 million and zero, respectively.

     The Company is required to comply with certain minimum financial ratios under covenants in connection with the borrowings described above.

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                (CONTINUED)


(7)  SUBORDINATED NOTES PAYABLE TO COMMON STOCKHOLDER

     At December 31, 1994, subordinated notes payable to the Stockholder with interest at 8% per annum amounted to $1,104,000. These notes payable were subordinated to the long-term debt and the short-term borrowings as specified in the credit agreements. Interest incurred on indebtedness to the stockholder amounted to approximately $96,000 and $11,000 for the years ended December 31, 1994 and 1995, respectively. The Company repaid these notes in February 1995.

(8)  INCOME TAXES

     As stated in Note 1, TTC and TTS terminated their S corporation status effective January 1, 1995. This change in tax status was recognized by establishing net deferred tax liabilities of approximately $213,000 on that date for temporary differences between tax basis and amounts reported in the accompanying combined balance sheets of TTC and TTS. The current provision for income taxes for 1994 reflects only amounts payable to certain state tax jurisdictions that do not recognize S corporation status. Beginning in 1995, THI and its domestic subsidiaries filed consolidated corporate federal and state income tax returns. Access 24 and TeleTech UK, Limited file separate tax returns in the various countries in which they provide services.

     The components of income before income taxes are as follows (in thousands):

                                                 1994    1995     1996
                                                 ----    ----     ----

          Domestic ...........................  $1,715  $7,085  $22,163
          Foreign ............................       -       -    1,182
                                                ------  ------  -------
          Total ..............................  $1,715  $7,085  $23,345
                                                ------  ------  -------
                                                ------  ------  -------

The components of the provision for income taxes are as follows (in thousands):

                                                                       1995      1996
                                                                       ----      ----
     Current provision:
          Federal ................................................... $2,473   $ 7,653
          State .....................................................    434     1,784
          Foreign ...................................................      -       737
                                                                      ------   -------
                                                                       2,907    10,174
                                                                      ------   -------

     Deferred provision:
          Federal ...................................................   (154)     (474)
          State .....................................................    (37)     (111)
                                                                      ------   -------
                                                                        (191)     (585)
          Change in tax status from S corporation to C corporation ..    213         -
                                                                      ------   -------
                                                                      $2,929   $ 9,589
                                                                      ------   -------
                                                                      ------   -------

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (CONTINUED)


     The following reconciles the Company's effective tax rate to the federal statutory rate for the years ended December 31, 1995 and 1996 (in thousands):


                                                              1995      1996
                                                             ------    ------
  Income tax expense per federal statutory rate............  $2,408    $8,171
  State income taxes, net of federal deduction.............     262     1,144
  Effect of change in tax status from S corporation
   to C corporation........................................     213         -
  Permanent differences....................................      46       150
  Foreign income taxed at higher rate......................       -       124
                                                             ------    ------
                                                             $2,929    $9,589
                                                             ------    ------
                                                             ------    ------

     The Company's deferred income tax assets and liabilities are summarized as follows (in thousands):

                                                           1995      1996
                                                          -----    ------
    Deferred tax assets:
      Allowance for doubtful accounts.................... $ 308    $  540
      Vacation accrual...................................   178       588
                                                          -----    ------
                                                            486     1,128
    Deferred tax liabilities:
      Excess depreciation for tax........................  (507)     (564)
                                                          -----    ------
    Net deferred income tax (liability) asset............ $ (21)   $  564
                                                          -----    ------
                                                          -----    ------


     A valuation allowance has not been recorded as the Company expects that all deferred tax assets will be realized in the future.

     The combined statement of income for 1994 presents, on an unaudited pro forma basis, net income as if the Company had filed consolidated C corporation federal and state income tax returns for that year. The pro forma tax effects assume that the deferred tax assets established effective January 1, 1995, as described above, would have been provided for as the related temporary differences arose. The unaudited pro forma provision for income taxes for 1994 is reconciled to the amount computed by applying the statutory federal tax rate to income before taxes as follows (in thousands):

                                                                    1994
                                                                (PRO FORMA)
                                                                -----------
     Income tax expense per federal statutory rate..............   $583
     State income taxes, net of federal deduction...............     82
     Permanent differences......................................     13
                                                                   ----
       Total pro forma provision for income taxes...............    678
     Historical provision for income taxes......................     20
                                                                   ----
     Pro forma tax effects......................................   $658
                                                                   ----
                                                                   ----

(9)   COMMITMENTS AND CONTINGENCIES

     The Company has various operating leases for equipment, Call Center facilities and office space. Lease expense under operating leases was approximately $1,366,000, $2,023,000 and $4,206,000 for the years ended December 31, 1994, 1995, and 1996, respectively.

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (CONTINUED)


     The future minimum rental payments required under non-cancelable operating leases as of December 31, 1996, are as follows (in thousands):

    Year ended December 31,
      1997......................................................  $ 4,908
      1998......................................................    4,872
      1999......................................................    4,922
      2000......................................................    3,674
      2001......................................................    3,172
      Thereafter................................................   18,129
                                                                  -------
                                                                  $39,677
                                                                  -------
                                                                  -------

     The Company has outstanding two irrevocable standby letters of credit totaling approximately $1.6 million at December 31, 1996. One letter of credit for $375,000 secures commitments under a facilities lease and expires in February 1999. The second letter of credit for approximately $1.2 million was issued as security to an Australian bank for any outstanding bank borrowings of Access 24 and expired in February 1997.

     LEGAL PROCEEDINGS. In late November 1996, CompuServe Incorporated ("CompuServe") notified the Company that CompuServe was withdrawing its WOW! Internet service from the marketplace and that, effective January 31, 1997, it would terminate all the Company programs provided to CompuServe. Pursuant to the provisions of its agreement with the Company, CompuServe was entitled to terminate the agreement for reasonable business purposes by giving the Company 120 days advance notice and by paying to the Company a certain amount calculated in accordance with a formula contained in the agreement. In December 1996, the Company filed suit against CompuServe to enforce these termination provisions and collect the termination fee. CompuServe filed a counterclaim in December 1996 alleging that the Company breached other provisions of this agreement and seeking unspecified monetary damages. In March 1997, CompuServe asserted a right to offset certain accounts receivable it owes to the Company for services rendered against the amount that may be awarded to CompuServe on its counterclaim, if any. These accounts receivable totaled $3.1 million at December 31, 1996 and $4.3 million at March 1, 1997. The Company intends to amend its complaint to seek recovery of the outstanding accounts receivable and to assert additional claims for damages. While the Company believes that these legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations, the proceedings are in an early stage and the ultimate outcome is uncertain.

(10)  COMMON STOCK OFFERINGS

     In August 1996, the Company completed an initial public offering of 4 million shares of common stock at a price of $14.50 per share. Selling shareholders sold an additional 3.2 million shares of common stock in the Company's initial public offering. Immediately prior to the offering, the Company acquired 98,810 shares of treasury stock at a price of $10 per share.

     In November 1996, the Company completed a secondary offering of 600,000 shares of common stock at a price of $31 per share. Selling shareholders sold an additional 4 million shares of common stock in connection with the secondary offering of which 155,600 were shares sold upon the exercise of stock options.

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (CONTINUED)


(11) EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) Profit Sharing Plan that covers all employees who have completed one year of service, as defined, and are 21 or older. Participants may defer up to 19% of their gross pay up to a maximum limit determined by law. Participants are always 100% vested in their contributions.

     The Company may make discretionary contributions to the plan which are distributed to participants in accordance with the plan. Participants are vested in these contributions at a rate of 20% per year. For the years ended December 31, 1994, 1995, and 1996, the Company's contributions to the plan were $64,000, $131,000 and $280,000, respectively.

(12) MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In January 1995, the Company issued 1,860,000 shares of convertible preferred stock at $6.45 per share for gross proceeds of $12 million. The 1,860,000 shares of preferred stock initially were convertible, at the option of the preferred stockholders, into 9.3 million shares of common stock. In the event that the holders of preferred stock had not exercised their conversion rights prior to May 18, 2002, they would have been entitled to either convert their Preferred Stock to shares of common stock or redeem their shares for cash. Such conversion was to have provided an internal rate of return to the preferred stockholders of 7% per annum. Accordingly, dividends were accrued cumulatively at the rate of 0.5833% per month. In connection with and immediately prior to the Company's initial public offering in July 1996, all 1,860,000 outstanding shares of Preferred Stock together with all accrued dividends thereon were converted into 9.3 million shares of common stock.

(13) STOCK COMPENSATION PLANS

     The Company adopted a stock option plan during 1995 and amended and restated the plan in January 1996, for directors, officers, employees, consultants and independent contractors. The plan reserves 7.0 million shares of common stock and permits the award of incentive stock options, non-qualified options, stock appreciation rights and restricted stock. Outstanding options vest over a three- or five-year period and are exercisable for ten years from the date of grant.

     In January 1996, the Company adopted a stock option plan for non-employee directors (the "Director Plan") covering 750,000 shares of common stock. All options are to be granted at fair market value at the date of grant. Options vest as of the date of the option and are not exercisable until six months after the option date. Options granted are exercisable for ten years from the date of grant unless a participant is terminated for cause or one year after a participant's death. The Director Plan had options to purchase 262,500 shares outstanding at December 31, 1996.

     In July 1996, the Company adopted an employee stock purchase plan (the "ESPP"). Pursuant to the ESPP, an aggregate of 200,000 shares of common stock of the Company will be sold in periodic offerings to eligible employees of the Company. The price per share purchased in any offering period is equal to the lesser of 90% of the fair market value of the common stock on the first day of the offering period or 90% of the fair market value of the common stock on the purchase date. The offering periods have a term of six months. The first offering period under the ESPP commenced October 1, 1996, and will end on March 31, 1997. As of December 31, 1996, $166,000 had been contributed to the plan.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 ("SFAS 123")

     During 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock Based Compensation," which defines a fair value based method of accounting for an employee stock option, employee stock purchase plan or similar equity instrument and encourages all entities to adopt that method of accounting for all of their

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (CONTINUED)



employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by the Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS 123 has been applied.

     The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1995 and 1996 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the following weighted average assumptions used for grants:

     Risk-free interest rate...........................       6.32%
     Expected dividend yield...........................          0%
     Expected lives....................................  4.11 years
     Expected volatility...............................         59%

Options were assumed to be exercised upon vesting for the purpose of this valuation. Adjustments are made for options forfeited prior to vesting. The pro forma compensation expense was computed to be the following approximate amounts:

     Year ended December 31, 1995.....................     $341,000
     Year ended December 31, 1996.....................   $3,922,000

If the Company had accounted for these plans in accordance with SFAS 123, the Company's net income and pro forma net income per share would have been reported as follows:

NET INCOME (IN THOUSANDS)

                                                      1995     1996
                                                     ------   -------
         As reported..............................   $4,156   $13,756
         Pro forma................................    3,815    11,383

PRO FORMA NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

                                                      1995     1996
                                                     ------   -------
         As reported..............................    $.08      $.24
         Pro forma................................    $.07      $.20

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (CONTINUED)

     A summary of the status of the Company's two stock option plans at December 31, 1995 and 1996 together with changes during the periods then ended are presented in the following table:

                                                         1995                    1996
                                                       WEIGHTED                WEIGHTED
                                                    AVERAGE PRICE           AVERAGE PRICE
                                            SHARES    PER SHARE     SHARES    PER SHARE
                                          --------- ------------- --------- -------------
Outstanding at beginning of period......          -               2,355,000     $1.90
Grants..................................  2,355,000     $1.90     2,929,405      8.78
Exercises...............................          -       -        (165,600)     1.51
Forfeitures.............................          -       -         (79,115)     9.36
                                          ---------               ---------
Outstanding at end of period............  2,355,000     $1.90     5,039,690     $5.79
                                          ---------               ---------
                                          ---------               ---------
Options exercisable at year-end.........    285,854                 990,234
                                          ---------               ---------
                                          ---------               ---------
Weighted-average fair value of options
 granted during the year................     $0.82                    $4.25
                                          ---------               ---------
                                          ---------               ---------

     The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant date:

                                                                 WEIGHTED
                                                                  AVERAGE
          EXERCISE           NUMBER OF     WEIGHTED AVERAGE     CONTRACTUAL
        PRICE RANGE           SHARES        EXERCISE PRICE          LIFE
       --------------        ---------     ----------------     -----------
       $1.29 - $1.30         1,253,600          $1.29                 9
       $2.00 - $3.00           838,000          $2.53                 9
           $5.00               853,440          $5.00                 9
       $8.00 - $10.00        1,675,195          $8.20                 9
          $14.50               231,955         $14.50                 9
      $18.00 - $27.13          187,500         $21.91                10

(14)   FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair values of cash equivalents and other current amounts receivable and payable approximate the carrying amounts due to their short-term nature. Short-term investments include primarily U.S. government Treasury bills, investments in commercial paper, corporate bonds and other corporate obligations. These investments are classified as held-to-maturity securities and are measured at amortized cost. The carrying values of these investments approximate their fair values.

     Debt carried on the Company's consolidated balance sheet of $593,000 and $396,000 at December 31, 1995 and 1996, has a carrying value that is not significantly different than its estimated fair value. The fair value of the long-term portion of the Company's debt is based on discounting future cash flows using current interest rates adjusted for risk. The fair value of the short-term debt approximates its recorded value due to its short-term nature.

(15)   OTHER INCOME

     Other income for the year ended December 31, 1995, includes $2.4 million received in settlement of a premature termination of a contract.

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (CONTINUED)

(16)   RELATED PARTY TRANSACTIONS

     The Company provides reservation call handling services to Midway Airlines Corporation ("Midway"), a majority-owned subsidiary of Zell/Chilmark Fund, L.P. Samuel Zell, a director of the Company, is an affiliate of Zell/Chilmark Fund, L.P. and Rod Dammeyer, a director of the Company and a member of the Audit Committee of the board of directors, is the managing director of Zell/Chilmark Fund, L.P. During the years ended December 31, 1995 and 1996, the Company charged Midway an aggregate of $1,292,000 and $2,324,000, respectively, for services rendered by the Company. As of December 31, 1995 and 1996, the amount due from Midway for services rendered by the Company was $536,000 and zero, respectively.

     In April 1996, the Company agreed to accept from Midway a promissory note in the principal amount of $500,000 to evidence a portion of the total amount due. The note carried interest at a rate of 8% per annum, and was payable in 12 equal installments of principal, together with interest, commencing May 1, 1996. On December 31, 1996, the note was paid in full. The Company is continuing to provide call handling services to Midway.

     The Company utilizes the services of The Riverside Agency, Inc. for reviewing, obtaining and/or renewing various insurance policies. The Riverside Agency, Inc. is a wholly owned subsidiary of Equity Group Investments, Inc., of which Samuel Zell, a director of the Company, is Chairman of the Board. During the years ended December 31, 1995 and 1996, the Company incurred $24,000 and $448,000, respectively, for such services.

     During 1996, the Company paid an aggregate of $115,000 to various subsidiaries of Jacor Communications, Inc., an owner and operator of radio stations throughout the United States, for broadcasting radio advertisements regarding employment opportunities at TeleTech. Rod Dammeyer, a director of the Company, is a director of Jacor Communications, Inc.

     On August 15, 1996, the Company entered into a one-year consulting agreement with Richard Weingarten & Company, Inc. ("RWCO"). Under the consulting agreement, RWCO receives a monthly consulting fee of $10,000. Mr. Weingarten, who is the founder and president of RWCO, tendered his resignation as a member of the Board of Directors of the Company effective as of the date of the consulting agreement. Mr. Weingarten also received an option to acquire 55,000 shares of common stock at an exercise price of $18 per share.

     In May 1996, the board of directors approved the payment of fees to the Equity Group Investments, Inc., an affiliate of Samuel Zell, a director of the Company, for advice and assistance in consummating the following transactions:

     Access 24 purchase.........................................  $  300,000
     The Company's initial public offering of stock.............     500,000
     Sale of Access 24, Limited stock to PPP (Note 17)..........     200,000
                                                                  ----------
                                                                  $1,000,000
                                                                  ----------
                                                                  ----------

     Fees associated with the Access 24 purchase have been allocated to the purchase price. Fees associated with the initial public offering of common stock have been netted against the offering proceeds received by the Company. Fees associated with the sale of stock to PPP have been netted against the proceeds from this sale.

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                (CONTINUED)

(17) ACQUISITIONS

     On January 1, 1996, the Company acquired 100% of the common stock of Access 24 Services Corporation Pty Limited (with its subsidiaries, "Access 24") for consideration of $7.6 million, consisting of cash of $2.27 million, 970,240 shares of common stock in the Company and expenses related to the acquisition. Access 24 provides inbound, toll-free customer service primarily to the healthcare and financial services sector in Australia, the United Kingdom and New Zealand.

     On April 30, 1996, the Company completed the sale of 50% of the common stock of Access 24 Limited ("Access 24 UK") to PPP Health Care Group plc ("PPP") for $3.8 million cash. Access 24 UK was the United Kingdom subsidiary of Access 24, acquired by the Company as part of the Access 24 acquisition, which operates a Call Center in London, England. In addition PPP also purchased 1.0 million preferred shares of Access 24 UK for consideration of $1.5 million. The preferred shares have a par value of 1 British pound per share and dividends are cumulative at the rate of 7% per annum. A portion of the proceeds from the sale of the Preferred Stock was used to repay outstanding advances from Access 24.

     The acquisition of Access 24 has been accounted for using the purchase method. The proceeds from the sale of 50% of the stock of Access 24 UK in excess of the proportionate share of the carrying amounts of the Access 24 UK assets and liabilities have been reflected as a reduction of the goodwill arising from the Access 24 acquisition. The Company's remaining 50% interest in Access 24 UK is being accounted for using the equity method of accounting. Under the equity method, the Company's investment is recorded initially at cost and is adjusted to recognize the Company's 50% share of net earnings or losses of the affiliated company. Access 24 UK did not contribute significantly to the results of operations of the Company for any period presented. The excess of the cost of the investment over the underlying net assets of Access 24 UK is being amortized using the straight-line method over 15 years.

     The following unaudited pro forma consolidated income statement for the year ending December 31, 1995, gives effect to the consummation of the acquisition as if it had occurred on January 1, 1995 (in thousands, except per share data):

                                                  THI     ACCESS 24   PRO FORMA
                                                -------    -------    ---------

Revenue ....................................... $50,467    $10,239     $60,706
                                                -------    -------     -------
                                                -------    -------     -------

Net income (loss) ............................. $ 4,156    $  (166)    $ 3,990
                                                -------    -------     -------
                                                -------    -------     -------

Pro forma net income per common and common
  equivalent share ............................ $   .08                $   .07
                                                -------                -------
                                                -------                -------

Shares used in computing pro forma net income
  per common and common equivalent share ......  54,304                 54,304
                                                -------                -------
                                                -------                -------

                      TELETECH HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                    (CONTINUED)


(18) QUARTERLY FINANCIAL DATA (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                     FIRST     SECOND     THIRD    FOURTH
                                    QUARTER    QUARTER   QUARTER   QUARTER
                                    -------    -------   -------   -------

YEAR ENDED DECEMBER 31, 1996:

Revenues                            $22,019    $34,600   $50,057   $58,828

Income from operations                2,723      3,556     6,901    10,032

Net income                            1,258      2,060     4,059     6,379

Pro forma net income per common
and common equivalent share             .02        .04       .07       .11


YEAR ENDED DECEMBER 31, 1995:

Revenues                             10,412     11,879    12,692    15,484

Income from operations                  614      1,207     1,218     1,557

Net income                            1,628(1)     793       862       873

Pro forma net income per common         .03        .01       .02       .02
and common equivalent share


(1) Includes the $2.4 million pre-tax net proceeds of a one-time payment made by a former client to TeleTech in connection with such client's early termination of a contract.

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To TeleTech Holdings, Inc.:

We have audited in accordance with generally accepted auditing standards the financial statements of TeleTech Holdings, Inc. for each of the three years in the period ended December 31, 1996 included in this Form 10-K and have issued our report thereon dated March 14, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II following this report is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Denver, Colorado

March 14, 1997

                                                                  SCHEDULE II

                     TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                              (AMOUNTS IN THOUSANDS)

                                                   ADDITIONS
                                      BALANCE AT    CHARGED
                                      BEGINNING       TO         CHARGED TO     DEDUCTIONS FROM   BALANCE AT END
                                      OF PERIOD     INCOME     OTHER ACCOUNTS     RESERVES(a)       OF PERIOD
                                      ----------   ---------   --------------   ---------------   --------------
Allowance for Doubtful Accounts:

Year Ended December 31, 1994........     $193         $145           $0              $(165)           $  173
                                         ----         ----           --              -----            ------
                                         ----         ----           --              -----            ------
Year Ended December 31, 1995........     $173         $631           $0              $ (15)           $  789
                                         ----         ----           --              -----            ------
                                         ----         ----           --              -----            ------
Year Ended December 31, 1996........     $789         $771           $0              $ (98)           $1,462
                                         ----         ----           --              -----            ------
                                         ----         ----           --              -----            ------

-------------------
(a)  Uncollectible accounts written off.