Form 10-Q
period 1997-03-31
TELETECH HOLDINGS INC
filed 1997-05-15
CIK 1013880

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON,  D. C.  20549

                          -------------------------

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:   March 31, 1997

                                     OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
          For the transition period from__________to___________

                      Commission file number  0-21055

                         TELETECH  HOLDINGS,  INC.
                         -------------------------
         (Exact name of registrant as specified in its charter)

           DELAWARE                                              84-1291044
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification  No.)

  1700 LINCOLN STREET, SUITE 1400
  DENVER, COLORADO                                                 80203
  (Address of principal                                          (Zip Code)
   executive office)

                              (303)  894-4000
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

          YES     X                           NO
             ----------                         ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
           Class of Common Stock                      April 30, 1997
  Common Stock, par value $.01 per share                55,729,020


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           TELETECH HOLDINGS, INC.

                                 FORM 10-Q

                                   INDEX


                                                                                      PAGE
                                                                                      NUMBER
PART I. FINANCIAL INFORMATION
------------------------------
Item   1.  Financial  Statements  (Unaudited)

       Condensed consolidated balance sheets--March 31, 1997 and December 31, 1996       3

       Condensed consolidated statements of income--Three months ended March 31,
       1997 and 1996                                                                     5

       Condensed consolidated statements of cash flows--Three months ended
       March 31, 1997 and 1996                                                           6

       Notes to condensed consolidated financial statements--March 31, 1997              7

Item   2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                         9


PART II. OTHER INFORMATION
--------------------------

Item   1.  Legal Proceedings                                                            11

Item   4.  Submission of Matters to a Vote of  Security Holders                         11

Item   6.  Exhibits and Reports on Form 8-K                                             11


SIGNATURES                                                                              12
----------



PART I. FINANCIAL INFORMATION
-----------------------------

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)


                     ASSETS
                     ------
                                                                             December 31,      March 31,
                                                                                1996             1997
                                                                             --------        ----------
                                                                                             (Unaudited)
CURRENT  ASSETS:
  Cash and cash equivalents.............................................     $   5,564       $    9,037
  Short-term investments................................................        71,573           70,857
  Accounts receivable, net of allowance for doubtful
    accounts of  $1,462 and $1,611, respectively........................        31,731           36,393
  Prepaids and other assets.............................................         4,141              933
  Deferred tax asset....................................................         1,128            1,699
                                                                              --------         --------
    Total current assets................................................       114,137          118,919
                                                                              --------         --------
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $11,231 and $13,042, respectively.....................        23,684           25,850
                                                                              --------         --------

OTHER ASSETS:
  Deferred contract costs (net of amortization of $1,658
    and $2,199, respectively)...........................................           703              162
  Goodwill (net of amortization of $238 and
     $296, respectively)................................................         3,257            3,199
  Investment in affiliated company accounted for under the
    equity method.......................................................           679              732
  Other assets..........................................................           918              917
                                                                              --------         --------
     Total assets.......................................................      $143,378         $149,779
                                                                              --------         --------
                                                                              --------         --------






         The accompanying notes are an integral part of these balance sheets.

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                  (amounts in thousands except share amounts)


      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 December 31,        March  31,
                                                                     1996                1997
                                                                 ----------          ----------
                                                                                     (unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt........................           4,985              4,833
  Accounts payable.........................................           6,108              5,797
  Accrued employee compensation............................           8,484              8,234
  Accrued income taxes.....................................           2,952              4,711
  Other accrued expenses...................................           3,246              3,906
  Customer advances, deposits and deferred income..........             787                955
                                                                   --------           --------
    Total current liabilities..............................          26,562             28,436

DEFERRED TAX LIABILITIES                                                564                564

LONG-TERM DEBT, net of current portion:
  Capital lease obligations................................           9,675              8,986
  Other debt...............................................             262                212
                                                                   --------           --------
    Total liabilities......................................          37,063             38,198
                                                                   --------           --------


STOCKHOLDERS' EQUITY:
  Preferred stock, 10,000,000 shares authorized , zero
    shares issued and outstanding..........................            -                  -
  Common stock, $.01 par value, 150,000,000 shares
    authorized, 55,811,840 and 55,813,340 shares issued,
    55,713,030 and 55,714,530 shares outstanding...........             558                558
  Additional paid-in capital...............................          92,030             92,043
  Cumulative translation adjustment........................              98                 26
  Unearned compensation-restricted stock...................            (254)              (222)
  Treasury stock, 98,810 shares, at cost...................            (988)              (988)
  Retained earnings........................................          14,871             20,164
                                                                   --------           --------
    Total stockholders' equity.............................         106,315            111,581
                                                                   --------           --------
    Total liabilities and stockholders' equity.............        $143,378           $149,779
                                                                   --------           --------
                                                                   --------           --------







     The accompanying notes are an integral part of these balance sheets.

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (amounts in thousands except per share amounts)
                                (Unaudited)

                                                                Three Months Ended
                                                                    March  31,
                                                           --------------------------
                                                              1996              1997
                                                           ---------         --------
REVENUES                                                   $  22,019         $ 59,198
                                                           ---------         --------
OPERATING EXPENSES:
     Costs of services.............................           11,194           37,462
     Selling, general and
       administrative expenses.....................            8,102           13,389
                                                           ---------         --------
     Total operating expenses......................           19,296           50,851
                                                           ---------         --------

  INCOME FROM OPERATIONS                                       2,723            8,347
                                                           ---------         --------

OTHER INCOME (EXPENSES):
     Interest expense.............................              (234)            (303)
     Investment income............................               111              873
     Equity in income (loss) of
       affiliated company.........................              -                  53
     Other........................................              (341)             (21)
                                                           ---------         --------
                                                                (464)             602
                                                           ---------         --------
  Income before income taxes......................             2,259            8,949

  PROVISION FOR INCOME TAXES                                   1,001            3,656
                                                           ---------         --------
     Net income...................................         $   1,258         $  5,293
                                                           ---------         --------
                                                           ---------         --------

  WEIGHTED AVERAGE SHARES
     OUTSTANDING.................................             54,328           59,488
                                                           ---------         --------
                                                           ---------         --------

  NET INCOME PER COMMON SHARE....................               $.02             $.09
                                                           ---------         --------
                                                           ---------         --------




        The accompanying notes are an integral part of these statements.

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                           (dollars in thousands)
                                (Unaudited)

                                                                   1996          1997
                                                                 --------       -------
CASH FLOWS FROM  OPERATING ACTIVITIES:
  Net Income..............................................       $  1,258       $ 5,293
  Adjustments to reconcile net income to net cash
   provided by operating activities-
    Depreciation and amortization.........................          1,047         2,410
    Allowance for doubtful accounts.......................            108           149
    Equity in (income) loss of affiliated company.........            -             (53)
    Deferred taxes on income..............................           (161)         (571)
    Deferred compensation expense.........................            -              32
    Changes in assets and  liabilities-
      Accounts receivable.................................         (3,136)       (4,811)
      Prepaids and other assets...........................           (197)          209
      Deferred contract costs.............................         (1,385)          -
      Accounts payable and accrued liabilities............          5,299         2,054
      Customer advances and deferred income...............            228           168
                                                                 --------       -------
  Net cash provided by
       operating activities...............................          3,061         4,880
                                                                 --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment......................       $ (3,302)      $(3,977)
  Purchase of Access 24, net of cash acquired.............         (2,218)          -
  Return of deposit on new Call Center....................            -           3,000
  Changes in accounts payable and accrued
    liabilities relating to investing activities..........            -            (196)
  Decrease in short-term investments......................          2,499           716
                                                                 --------       -------
  Net cash used in investing activities...................         (3,021)         (457)
                                                                 --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in short-term borrowings...................       $  2,500       $    -
  Net decrease in bank overdraft..........................         (1,572)           -
  Payments on long-term debt and capital leases...........           (405)         (891)
  Exercise of stock options...............................            -              13
                                                                 --------       -------
  Net cash provided by (used in) financing activities.....            523          (878)
                                                                 --------       -------
  Effect of exchange rate changes on cash.................            123           (72)
                                                                 --------       -------
NET INCREASE IN CASH AND CASH EQUIVALENTS.................            686         3,473
  CASH AND CASH EQUIVALENTS,
    beginning of period...................................             42         5,564
                                                                 --------       -------
  CASH AND CASH EQUIVALENTS,
   end of period..........................................       $    728       $ 9,037
                                                                 --------       -------
                                                                 --------       -------


     The accompanying notes are an integral part of these statements.

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1997

NOTE (1)--BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of
the  Securities and Exchange Commission.   The condensed consolidated
financial statements reflect all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of TeleTech Holdings, Inc. and subsidiaries as of March 31, 1997 and 1996 and
for the periods then ended.   Operating results for the three month period
ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

     The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

NOTE (2)--EARNINGS PER SHARE

     Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, for purposes of determining the average number of common shares outstanding for periods prior to completion of the Company's initial public offering in August 1996, common stock and common stock equivalent shares issued by the Company at prices below the initial public offering price during the 12 month period prior to the offering date (using the treasury stock method) have been included in the calculation as if they were outstanding for all periods presented. The shares of convertible preferred stock were considered common stock equivalents due to the mandatory conversion provision.

     The weighted average number of common shares for the three months ended March 31, 1997 and 1996 were calculated as follows:


                                                   1996        1997
                                                   ----        ----

     Average common shares outstanding            41,746     55,714

     Convertible Preferred Stock                   9,300        -

     Equivalent common shares from
     outstanding stock options                     3,282      3,774
                                                  ------     ------
                                                  54,328     59,488
                                                  ------     ------
                                                  ------     ------


     In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings Per Share". Under SFAS 128 primary earnings per share previously required under Accounting Principles Board No. 15 is replaced with basic earnings per share. Basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Fully diluted earnings per share as defined under Accounting Principles Board No. 15 is called diluted earnings per share under SFAS 128. Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. SFAS 128 is effective for financial statements for periods ending after December 17, 1997. The pro forma earnings per share for the three months ended March 31, 1997 and 1996 utilizing the requirements of SFAS 128 is as follows:

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1997-CONTINUED



                                       1996      1997
                                       ----      ----

     Basic Earnings Per Share         $ .03     $ .10
     Diluted Earnings Per Share         .02       .09


     For purposes of the calculation of basic earnings per share for the three months ended March 31, 1996 net income was reduced by $211,000, representing dividends on preferred stock, to arrive at net income available for common shareholders.

NOTE (3)--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES (IN THOUSANDS):


                                                  Three Months Ended March 31,
                                                 -----------------------------
                                                        1996          1997
                                                        ----          ----

Cash paid for interest                                $   156       $   313
Cash paid for income taxes                            $   525       $ 1,753

Noncash investing and financing activities:
        Assets acquired through capital leases        $ 1,713       $   -
        Stock issued in purchase of Access 24         $ 4,851       $   -
        Restricted stock issued under employment
                 agreements                           $   380       $   -

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

INTRODUCTION

     Management's discussion and analysis of financial condition and results of operations in this Form 10-Q should be read in conjunction with the risk factors included in the Company's Form 10-K for the year ended December 31, 1996. Specifically, the Company has experienced, and in the future could experience, quarterly variations in revenues and earnings as a result of a variety of factors, many of which are outside the Company's control, including: the timing of new contracts; the timing of new product or service offerings or modifications in client strategies; the expiration or termination of existing contracts; the timing of increased expenses incurred to obtain and support new business; and the seasonal pattern of certain of the businesses serviced by the Company. In addition, the Company has concentrated its marketing efforts towards obtaining larger, more complex, strategic customer care programs. As a result, the time required to negotiate and execute an agreement with the client has increased. This may lead to short-term delays in the anticipated start-up of new client programs and in the Company achieving full capacity utilization. The Company's planned staffing levels, investments and other operating expenditures are also based on revenue forecasts. If revenues are below expectations in any given quarter as a result of such delay or for other reasons, the Company's operating results would likely be adversely affected for that quarter.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     Revenues increased $37.2 million or 168.8% to $59.2 million for the three months ended March 31, 1997 from $22.0 million for the three months ended March 31, 1996. The increase resulted from $15.4 million in revenues from new clients and $29.6 million in increased revenue from existing clients. These increases were offset in part by contract expirations and other client reductions. Revenues for the three months ended March 31, 1997 include approximately $21.9 million from facilities management contracts. There were no significant revenues from facilities management contracts for the three months ended March 31, 1996.

     Costs of services increased $26.3 million, or 234.7%, to $37.5 million for the three months ended March 31, 1997 from $11.2 million for the three months ended March 31, 1996. Costs of services as a percentage of revenues increased from 50.8% for the three months ended March 31, 1996 to 63.3% for the three months ended March 31, 1997. The increase in the costs of services as a percentage of revenues is a result of the significant revenues received in 1997 from the Company's facilities management programs, under which the Company commenced significant operations in April 1996. Facilities management programs, underwhich the Company provides services from facilities owned or leased by the clients, have higher costs of services as a percentage of revenues than fully outsourced programs.

     Selling, general and administrative expenses increased $5.3 million, or 65.3% to $13.4 million for the three months ended March 31, 1997 from $8.1 million for the three months ended March 31, 1996. This increase is primarily the result of increased revenues during the period. Selling, general and administrative expenses as a percentage of revenues decreased from 36.8% for the three months ended March 31, 1996 to 22.6% for the three months ended March 31, 1997 primarily as a result of spreading fixed costs over a larger revenue base as well as the impact of the Company's facilities management programs, which have insignificant incremental selling, general and administrative expenses.

     As a result of the foregoing factors, income from operations increased $5.6 million or 206.5%, to $8.3 million for the three months ended March 31, 1997 from $2.7 million for the three months ended March 31, 1996. Operating income as a percentage of revenues increased from 12.4% for the three months ended March 31, 1996 to 14.1% for the three months ended March 31, 1997. This is primarily the result of the spreading of fixed costs over a larger revenue base.

     Other income totaled $602,000 for the three months ended March 31, 1997 compared with other expense of $464,000 during the three months ended March 31, 1996. This is primarily related to the increase in investment income of $762,000 to $863,000 for the three months ended March 31,1997 from $111,000 for the three months ended March 31, 1996. This increase is a result of the increase in short-term investments resulting from the July 1996 and October 1996 public stock offerings.

     As a result of the foregoing factors, net income increased $4.0 million or 320.7%, to $5.3 million for the three months ended March 31, 1997 from $1.3 million for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997 the Company had cash and cash equivalents of $9.0 million and short-term investments of $70.9 million. Cash provided by operating activities was $4.9 million for the three months ended March 31, 1997.

     Cash used in investing activities was $457,000 for the three months ended March 31, 1997 resulting primarily from $4.0 million in capital expenditures offset in part by the return of a $3.0 million temporary deposit on a new call center which was made by the Company in December 1996.

     Cash used in financing activities was $878,000 resulting from the pay down of capital leases.

     The Company has a $15 million unsecured revolving operating line of credit which expires on May 31, 1998. At March 31, 1997, there were no outstanding borrowings under this agreement. In addition, the Company has two master lease agreements. Under one agreement the Company may lease equipment up to an aggregate value of $15.0 million. As of March 31, 1997, amounts outstanding under this agreement were approximately $9.0 million. Under the second agreement, the Company's borrowings are approved, and specific terms are set, on a case-by-case basis.

     The Company currently expects total capital expenditures in 1997 to be approximately $36 million of which $4.0 million was expended in the first quarter. The Company believes that existing cash on hand together with cash from operations and available borrowings under the line of credit and master lease agreements, will be sufficient to finance the Company's operations, planned capital expenditures and anticipated growth through 1997.

FORWARD-LOOKING STATEMENTS

     All statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this quarterly report, that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward looking statements include (i) the anticipated level of capital expenditures for 1997; (ii) the Company's belief that existing cash, short-term investments and available borrowing will be sufficient to finance the Company's near term operations; and (iii) statements relating to the Company or its operations that are preceded by terms such as "anticipates", "expects", "believes" and similar expressions.

     The Company's actual results, performance or achievements may differ materially from those implied by such forward-looking statements as a result of various factors, including the following: TeleTech's agreements with its clients do not ensure that TeleTech will generate a specific level of revenue and may be canceled by the clients on short notice. The amount of revenue TeleTech generates from a particular client is dependent upon customers' interest in and use of the client's products or services, some of which are recently-introduced or untested. The loss of a significant client or the termination or completion of a significant client program may have a material adverse effect on TeleTech's capacity utilization and results of operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     As disclosed in the Company's 1996 Annual Report on Form 10-K, in late November 1996, CompuServe Incorporated ("CompuServe") terminated all the
programs the Company provided to CompuServe effective January 31, 1997.   In
December 1996, the Company filed suit against CompuServe to enforce certain contract termination provisions and to collect the termination fee specified in the agreement with CompuServe. CompuServe filed a counterclaim in December 1996 alleging that the Company breached other provisions of the agreement and seeking unspecified monetary damages.

     In March 1997, CompuServe asserted a right to offset $4.3 million of accounts receivable it owes to the Company for services it rendered to CompuServe against the amount that may be awarded to CompuServe on its counterclaim, in the event it were to be successful in its counterclaim against the Company and the Company were to be unsuccessful in its claims against CompuServe. While the Company believes that the adjudication of CompuServe's counterclaim will not have a material adverse effect on the Company's financial condition or results of operations, the proceedings are still in an early stage and the ultimate outcome is uncertain.

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

        None

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

              The following document is filed as an exhibit to this report:

              27.1 Financial Data Schedule

        (b)   Reports on Form 8-K
                      The Company did not file any reports on Form 8-K during
              the three months ended March 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     TELETECH HOLDINGS, INC.
                                     -----------------------
                                           (Registrant)



Date: May 12, 1997                  /s/ KENNETH D. TUCHMAN
     ----------------------         ------------------------------------
                                    Kenneth D. Tuchman
                                    Chairman of the Board, President and
                                      Chief Executive Officer


Date: May 12, 1997                  /s/ STEVEN B. COBURN
     ----------------------         ------------------------------------
                                    Steven B. Coburn, Chief Financial
                                      Officer