Form 10-Q
period 1997-06-30
TELETECH HOLDINGS INC
filed 1997-08-13
CIK 1013880

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                            ------------------------

       [X]   QUARTERLY REPORT PURSUANT TO Section 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended:   June 30, 1997
                                                     -------------
                                          OR

       [  ]  TRANSITION REPORT PURSUANT TO Section 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                For the transition period from             to
                                                --------       -------
                           Commission file number  0-21055

                              TELETECH  HOLDINGS,  INC.
                              --------------------------
                (Exact name of registrant as specified in its charter)

         DELAWARE                                              84-1291044
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification  No.)

1700 LINCOLN STREET, SUITE 1400
DENVER, COLORADO                                                80203
(Address of principal                                          (Zip Code)
  executive office)

                                   (303)  894-4000
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

         YES         X                           NO
             ----------------                         ------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
         Class of Common Stock                   August 8, 1997
    Common Stock, par value $.01 per share        56,265,486


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              TELETECH  HOLDINGS,  INC.

                                      FORM  10-Q

                                        INDEX



                                                                                      PAGE
                                                                                      NUMBER
PART  I.    FINANCIAL  INFORMATION


Item     1.    Financial  Statements  (Unaudited)

         Condensed consolidated balance sheets--June 30, 1997  and December 31, 1996      3

         Condensed consolidated statements of income--Three months ended June 30,
         1997 and 1996                                                                    5

         Condensed consolidated statements of income--Six months ended June 30,
         1997 and 1996                                                                    6

         Condensed consolidated statements of cash flows--Six months ended
         June 30, 1997 and 1996                                                           7

         Notes to condensed consolidated financial statements--June 30, 1997              8

Item     2.   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                   10


PART  II .   OTHER  INFORMATION
Item     1.   Legal Proceedings                                                          14

Item     4.   Submission of Matters to a Vote of  Security Holders                       14

Item     6.   Exhibits and Reports on Form 8-K                                           15

SIGNATURES                                                                               16




PART I.   FINANCIAL   INFORMATION

                     TELETECH  HOLDINGS,  INC.  AND  SUBSIDIARIES
                       CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                                (DOLLARS IN THOUSANDS)

          ASSETS
          ------


                                      December 31,     June 30,
                                          1996           1997
                                      ------------    -------------
                                                        (Unaudited)
CURRENT  ASSETS:
    Cash and cash equivalents......    $   5,564      $    4,335
    Short-term investments.........       71,573          66,952
    Accounts receivable, net of
         allowance for doubtful
         accounts of  $1,462 and
         $1,766, respectively......       31,731          38,475
    Prepaids and other assets......        4,141           1,267
    Deferred tax asset.............        1,128           1,699
                                        --------        --------
         Total current assets......      114,137         112,728
                                        --------        --------

PROPERTY AND EQUIPMENT, net of
    accumulated depreciation of
    $11,231 and $14,948,
    respectively...................       23,684          38,620
                                        --------        --------

OTHER ASSETS:
    Deferred contract costs (net
    of amortization of $1,658
    and $2,361, respectively)......          703             -
    Goodwill (net of amortization
      of $238 and $493,
      respectively).................       3,257           7,286
    Long-term accounts receivable...          -            4,274
    Investment in affiliated company
    accounted for under the equity
    method..........................         679             782
    Other assets....................         918             950
                                        --------        --------

         Total assets...............    $143,378        $164,640
                                        --------        --------
                                        --------        --------






  The accompanying notes are an integral part of these balance sheets.

                     TELETECH  HOLDINGS,  INC.  AND  SUBSIDIARIES
                       CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                     (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)



      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
                                                                     December 31,      June 30,
                                                                        1996             1997
                                                                     ------------    -----------
                                                                                      (Unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt..............................     4,985            5,667
    Accounts payable...............................................     6,108            7,995
    Accrued employee compensation..................................     8,484            7,368
    Accrued income taxes...........................................     2,952              543
    Other accrued expenses.........................................     3,246            7,464
    Customer advances, deposits and deferred income................       787              982
                                                                       ------           -------
       Total current liabilities...................................    26,562           30,019

DEFERRED TAX LIABILITIES                                                  564              717

LONG-TERM DEBT, net of current portion:
    Capital lease obligations......................................     9,675            9,041
    Other debt.....................................................       262              162
                                                                       ------          -------
       Total liabilities...........................................    37,063           39,939
                                                                       ------          -------


STOCKHOLDERS'  EQUITY:
   Preferred stock, 10,000,000 shares authorized  zero shares
       issued and outstanding......................................       -                -
   Common stock, $.01 par value, 150,000,000 shares
       authorized, 55,811,840 and 56,364,296 shares issued,
       55,713,030 and 56,265,486 shares outstanding................       558              564
   Additional paid-in capital......................................    92,030           99,138
   Cumulative translation adjustment...............................        98             (183)
   Unearned compensation-restricted stock..........................      (254)            (190)
   Treasury stock, 98,810 shares, at cost..........................      (988)            (988)
   Retained earnings...............................................    14,871           26,360
                                                                        ------         -------
    Total stockholders' equity.....................................   106,315          124,701
                                                                       -------         -------
         Total liabilities and stockholders' equity................  $143,378        $ 164,640
                                                                       -------         -------
                                                                       -------         -------


         The accompanying notes are an integral part of these balance sheets.

                     TELETECH  HOLDINGS,  INC.  AND  SUBSIDIARIES
                    CONDENSED  CONSOLIDATED  STATEMENTS OF INCOME
                   (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                     (Unaudited)

                                                  Three  Months Ended
                                                        June  30,
                                                    1996          1997

REVENUES                                          $ 34,599       $ 65,134
                                                -----------    ----------
OPERATING EXPENSES:
    Costs of services.........................      20,526         40,911
    Selling, general and
        administrative expenses...............      10,517         14,490
                                                -----------    ----------
    Total operating expenses..................      31,043         55,401
                                                -----------    ----------

INCOME FROM OPERATIONS                               3,556          9,733
                                                -----------    ----------

OTHER INCOME (EXPENSE):
    Interest expense..........................        (226)          (314)
    Investment income.........................         103            818
    Equity in income (loss) of
        affiliated company....................         (56)            50
        Other.................................         101             (5)
                                                -----------    ----------
                                                     (  78)           549
                                                -----------    ----------
    Income before income taxes................       3,478         10,282

PROVISION FOR INCOME TAXES                           1,415          4,086
                                                -----------    ----------
    Net income................................   $   2,063     $    6,196
                                                -----------    ----------
                                                -----------    ----------

WEIGHTED AVERAGE SHARES
    OUTSTANDING...............................      54,328         59,580
                                                -----------    ----------
                                                -----------    ----------

NET INCOME PER COMMON SHARE...................        $.04           $.10
                                                -----------    ----------
                                                -----------    ----------


           The accompanying notes are an integral part of these statements.

                     TELETECH  HOLDINGS,  INC.  AND  SUBSIDIARIES
                    CONDENSED  CONSOLIDATED  STATEMENTS OF INCOME
                   (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                     (Unaudited)

                                             Six  Months Ended
                                                 June  30,
                                       --------------------------
                                            1996          1997
                                       -----------    ----------

REVENUES                                 $ 56,619       $124,332
                                       -----------    ----------
OPERATING EXPENSES:
    Costs of services................      31,721         78,373
    Selling, general and
        administrative expenses......      18,619         27,879
                                       -----------    ----------
    Total operating expenses.........      50,340        106,252
                                       -----------    ----------

INCOME FROM OPERATIONS                      6,279         18,080
                                       -----------    ----------

OTHER INCOME (EXPENSE):
    Interest expense.................        (460)          (617)
    Investment income................         214          1,691
    Equity in income (loss) of
        affiliated company...........         (56)           103
    Other............................       ( 242)           (26)
                                       -----------    ----------
                                             (544)         1,151
                                       -----------    ----------
    Income before income taxes.......       5,735         19,231

PROVISION FOR INCOME TAXES                  2,417          7,742
                                       -----------    ----------
    Net income.......................  $    3,318       $ 11,489
                                       -----------    ----------
                                       -----------    ----------

WEIGHTED AVERAGE SHARES
    OUTSTANDING......................      54,328         59,534
                                       -----------    ----------
                                       -----------    ----------

NET INCOME PER COMMON SHARE..........        $.06           $.19
                                       -----------    ----------
                                       -----------    ----------


     The accompanying notes are an integral part of these statements.

                     TELETECH  HOLDINGS,  INC.  AND  SUBSIDIARIES
                  CONDENSED  CONSOLIDATED  STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                                (DOLLARS IN THOUSANDS)
                                     (Unaudited)

                                                            1996       1997
                                                            ----       ----
CASH FLOWS FROM  OPERATING ACTIVITIES:
    Net Income.........................................  $  3,318    $11,489
    Adjustments to reconcile net income to net cash
     provided by operating activities-
    Depreciation and amortization......................     2,380      4,675
    Allowance for doubtful accounts....................       482        304
    Equity in (income) loss of affiliated company......        56       (103)
    Deferred taxes on income...........................      (161)      (571)
    Deferred compensation expense......................        63         64
    Changes in assets and  liabilities-
      Accounts receivable..............................   (15,704)   (10,924)
      Prepaids and other assets........................    (1,216)        58
      Deferred contract costs..........................    (2,067)       -
      Accounts payable and accrued liabilities.........     9,065      2,053
      Customer advances and deferred income............       926         -
                                                         ---------   --------
Net cash provided by (used in)
      operating activities.............................    (2,858)     7,045
                                                         ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment.................  $ (4,022)  $(15,890)
    Purchase of Access 24..............................    (2,431)        -
    Proceeds from sale of interest in Access 24 UK
       Limited.........................................     3,946         -
    Purchase of TMI....................................        -     ( 2,337)
    Return of deposit on new Call Center...............        -       3,000
    Changes in accounts payable and accrued
         liabilities relating to investing activities..        -         912
    Decrease in short-term investments.................     2,057      4,621
                                                         ---------   --------
    Net cash used in investing activities..............      (450)    (9,694)
                                                         ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in short-term borrowings..............  $  8,000     $   -
    Net decrease in bank overdraft.....................    (1,427)        -
    Payments on long-term debt and capital leases......    (2,081)    (2,507)
    Exercise of stock options including tax benefit....        -       4,208
                                                         ---------   --------
    Net cash provided by financing activities..........     4,492      1,701
                                                         ---------   --------
Effect of exchange rate changes on cash................       101       (281)
                                                         ---------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS... 1,285 (1,229) CASH AND CASH EQUIVALENTS,
    beginning of period................................        42      5,564
                                                         ---------   --------
CASH AND CASH EQUIVALENTS,
    end of period......................................  $  1,327    $ 4,335
                                                         ---------   --------
                                                         ---------   --------

      The accompanying notes are an integral part of these statements.

                     TELETECH  HOLDINGS,  INC.  AND  SUBSIDIARIES
         NOTES  TO  UNAUDITED CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                                    JUNE 30, 1997

NOTE (1)--BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of
the  Securities and Exchange Commission.   The condensed consolidated
financial statements reflect all adjustments (consisting of only normal recurring accruals) which, in the opinion of management , are necessary to present fairly the financial position, results of operations and cash flows of TeleTech Holdings, Inc. and subsidiaries as of June 30, 1997 and 1996
and for the periods then ended.   Operating results for the three and six
month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

     The weighted average number of common shares for the three and six months ended June 30, 1997 and 1996 were calculated as follows:

                                           Three Months    Six Months Ended
                                          Ended June 30,       June 30,
                                         1996      1997     1996      1997
                                         ----      ----     ----      ----
     Average common shares outstanding  41,746    56,014  41,746     55,864
     Convertible Preferred Stock         9,300       -     9,300      -
     Equivalent common shares from
     outstanding stock options           3,282     3,566   3,282      3,670
                                      ---------  -------  ------    --------
                                        54,328    59,580  54,328     59,534
                                      ---------  -------  ------    --------
                                      ---------  -------  ------    --------

     In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings Per Share". Under SFAS 128 primary earnings per share previously required under Accounting Principles Board No. 15 is replaced with basic earnings per share. Basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Fully diluted earnings per share as defined under Accounting Principles Board No. 15 is called diluted earnings per share under SFAS 128. Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. SFAS 128 is effective for financial statements for periods ending after December 15, 1997. The pro forma earnings per share for the three and six months ended June 30, 1997 and 1996 utilizing the requirements of SFAS 128 is as follows:

                 TELETECH  HOLDINGS,  INC.  AND  SUBSIDIARIES
     NOTES  TO  UNAUDITED CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                           JUNE 30, 1997-CONTINUED


                                   Three Months Ended    Six Months Ended
                                        June 30,             June 30,
                                    1996    1997          1996      1997
                                    ----    ----          ----      ----
     Basic Earnings Per Share      $0.04   $0.11         $0.06     $0.21

     Diluted Earnings Per Share     0.04    0.10          0.06      0.19

     For purposes of the calculation of basic earnings per share for the three and six months ended June 30, 1996 net income was reduced by $211,000 and $422,000, respectively, representing dividends on preferred stock, to arrive at net income available for common shareholders.

NOTE (3)--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES (IN THOUSANDS):
                                             Six Months Ended June 30,
                                             ---------------------------
                                                   1996         1997
                                                  -------       --------
Cash paid for interest                            $   438        $   633
Cash paid for income taxes                        $ 1,050        $ 9,360

Noncash investing and financing activities:
     Assets acquired through capital leases       $ 5,752        $ 2,148
     Stock issued in purchase of Access 24        $ 4,851        $   -

     Stock issued in purchase of TMI              $     -        $ 1,797
     Restricted stock issued under employment
          agreements                              $    380       $   -


NOTE (4)--ACQUISITION OF TELEMERCADEO INTERNATIONAL, S.A.:

     In May 1997 the Company acquired 100% of the common stock of Telemercadeo Integral, S.A. ("TMI") for consideration of $4.2 million, consisting of 100,000 shares of the Company's common stock and cash of $2.2
million.  TMI is an inbound customer care provider in Mexico.   The
acquisition was accounted for using the purchase method. The excess of cost of the acquistion over the underlying net assets of TMI is being amortized using the straight-line method over 25 years. The operations of TMI for all periods prior to the acquistion are immaterial to the results of the Company and accordingly no pro forma financial information has been presented.

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

     During the second quarter of 1997 the Company and GTE announced that they entered into a five-year master agreement, which is renewable for two additional one-year terms, under which the Company will provide support for a new national sales service and marketing unit of GTE. Initially, the Company is expected to use approximately 1,200 production workstations in several dedicated call centers in support of this contract. The Company anticipates that GTE will become a major customer and that revenues from GTE will exceed 10% of the Company's consolidated revenues for the year ended December 31, 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30,
1996
     Revenues increased $30.5 million or 88.3% to $65.1 million for the three months ended June 30, 1997 from $34.6 million for the three months ended June 30, 1996. The increase resulted primarily from $25.4 million in revenues from new clients and $16.0 million in increased revenue from existing clients. These increases were offset in part by contract expirations and other client reductions. Revenues for the three months ended June 30, 1997 include approximately $20.8 million from facilities management contracts as compared with $6.6 million for the three months ended June 30, 1996.

      Costs of services increased $20.4 million, or 99.3%, to $40.9 million for the three months ended June 30, 1997 from $20.5 million for the three months ended June 30, 1996. Costs of services as a percentage of revenues increased from 59.3% for the three months ended June 30, 1996 to 62.8% for the three months ended June 30, 1997. The increase in the costs of services as a percentage of revenues is a result of the significant incremental revenues received in 1997 from the Company's facilities
management programs.   Facilities management programs, under which the
Company provides services from facilities owned or leased by the clients, have higher costs of services as a percentage of revenues than fully outsourced programs.

     Selling, general and administrative expenses increased $4.0 million, or 37.8% to $14.5 million for the three months ended June 30, 1997 from $10.5 million for the three months ended June 30, 1996. This increase is primarily the result of increased revenues during the period. Selling, general and administrative expenses as a percentage of revenues decreased from 30.4% for the three months ended June 30, 1996 to 22.2% for the three months ended June 30, 1997 primarily as a result of spreading fixed costs over a larger revenue base as well as the impact of the increased revenue

                   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

during the quarter from the Company's facilities management programs, which have insignificant incremental selling, general and administrative expenses.

     As a result of the foregoing factors, income from operations increased $6.2 million or 173.7%, to $9.7 million for the three months ended June 30, 1997 from $3.6 million for the three months ended June 30, 1996. Operating income as a percentage of revenues increased from 10.3% for the three months ended June 30, 1996 to 14.9% for the three months ended June 30, 1997. This is primarily the result of the spreading of fixed costs over a larger revenue base.

     Other income totaled $549,000 for the three months ended June 30, 1997 compared with other expense of $78,000 during the three months ended June 30, 1996. This is primarily related to the $715,000 increase in investment income to $818,000 for the three months ended June 30,1997 from $103,000 for the three months ended June 30, 1996. This increase is a result of the increase in short-term investments resulting from the Company's July 1996 and October 1996 public stock offerings.

    As a result of the foregoing factors, net income increased $4.1 million or 200.3%, to $6.2 million for the three months ended June 30, 1997 from $2.1 million for the three months ended June 30, 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996
    Revenues increased $67.7 million or 119.6% to $124.3 million for the six months ended June 30, 1997 from $56.6 million for the six months ended June 30, 1996. The increase resulted from $40.9 million in revenues from new clients and
$43.9 million in increased revenue from existing clients.   These increases were
offset in part by contract expirations and other client reductions. Revenues for the six months ended June 30, 1997 include approximately $42.7 million from facilities management contracts as compared with $7.1 million in the six months ended June 30, 1996.

     Costs of services increased $46.7 million, or 147.1%, to $78.4 million for the six months ended June 30, 1997 from $31.7 million for the six months ended June 30, 1996. Costs of services as a percentage of revenues increased from 56.0% for the six months ended June 30, 1996 to 63.0% for the six months ended June 30, 1997. The increase in the costs of services as a percentage of revenues is a result of the significant incremental revenues received in 1997 from the Company's facilities management programs. Facilities management programs, under which the Company provides services from facilities owned or leased by the clients, have higher costs of services as a percentage of revenues than fully outsourced programs.

    Selling, general and administrative expenses increased $9.3 million, or 49.7% to $27.9 million for the six months ended June 30, 1997 from $18.6 million for the six months ended June 30, 1996. This increase is primarily the result of increased revenues during the period. Selling, general and administrative expenses as a percentage of revenues decreased from 32.9% for the six months ended June 30, 1996 to 22.4% for the six months ended June 30, 1997 primarily as a result of spreading fixed costs over a larger revenue base as well as the impact of the Company's facilities management programs, which have insignificant incremental selling, general and administrative expenses.

    As a result of the foregoing factors, income from operations increased
$11.8 million or 187.9%, to $18.1 million for the six months ended June 30, 1997 from $6.3 million for the six months ended June 30, 1996. Operating income as a percentage of revenues increased from 11.1% for the six months ended June 30, 1996 to 14.5% for the six months ended June 30, 1997. This is primarily the result of the spreading of fixed costs over a larger revenue base.

                   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

     Other income totaled $1.2 million for the six months ended June 30, 1997 compared with other expense of $544,000 during the six months ended June 30, 1996. This is primarily related to the $1.5 million increase in investment income to $1.7 million for the six months ended June 30,1997 from $214,000 for the six months ended June 30, 1996. This increase is a result of the increase in short-term investments resulting from the Company's July 1996 and October 1996 public stock offerings.

    As a result of the foregoing factors, net income increased $8.2 million or 246.3%, to $11.5 million for the six months ended June 30, 1997 from $3.3 million for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1997 the Company had cash and cash equivalents of $4.3 million and short-term investments of $67.0 million. Cash provided by operating activities was $7.0 million for the six months ended June 30, 1997.

    Cash used in investing activities was $9.7 million for the six months ended June 30, 1997 resulting primarily from $15.9 million in capital expenditures and $2.3 million in cash used to acquire TMI offset in part by the reduction in short-term investments of $4.6 million and the return of a $3.0 million temporary deposit on a new call center which was made by the Company in December 1996.

    Cash provided by financing activities was $1.7 resulting primarily from $4.2 million of proceeds from the exercise of stock options and the related tax benefit offset in part by debt and capital lease repayments.

    The Company has a $15 million unsecured revolving operating line of credit which expires on May 31, 1998. At June 30, 1997, there were no outstanding borrowings under this agreement. In addition, the Company has two master lease agreements. Under one agreement the Company may lease equipment up to an aggregate value of $15.0 million. As of June 30, 1997, amounts outstanding under this agreement were approximately $8.0 million. Under the second agreement, the Company's borrowings are approved, and specific terms are set, on a case-by-case basis.

     The Company currently expects total capital expenditures in 1997 to be approximately $36 million of which $18.0 million was expended in the first six months of 1997 (inclusive of expenditures under capital leases), most of which will be used for the expansion and development of the Company's call centers . The Company believes that existing cash on hand together with cash from operations and available borrowings under the line of credit and master lease agreements, will be sufficient to finance the Company's operations, planned capital expenditures and anticipated growth through mid 1998.

RECENT DEVELOPMENTS

    The Company's facilities management contract with United Parcel Service ("UPS") accounted for 24% and 26% of the Company's revenues during the three and six month periods ended June 30, 1997, respectively. On August 4, 1997 the International Brotherhood of Teamsters commenced a strike against UPS. UPS reports that it continues to operate on a contingency basis, relying on management and other non union employees, and that the strike has caused a significant loss in its volume. The Company's contracts with UPS do not ensure that TeleTech will generate any minimum level of revenue. In addition, the amount of revenue the Company generates is dependent upon customers' use of UPS's services. A decline in the volume of UPS customer calls as a result of the strike would likely lead to reductions in the Company's operations for UPS and a corresponding decline in revenues generated by the Company from the UPS contracts. A prolonged strike could force the Company to reduce or even discontinue operations at any or all of the three UPS sites the Company manages.

                   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


This could have a material adverse impact on the Company's future revenues and profitablility levels. At this time management does not believe that the Company will suffer a material adverse impact if the strike does not continue beyond two weeks, however the long-term effects of the strike on UPS's business are unknown. If the strike were to result in a significant loss of UPS's market share, the Company could incur a long-term reduction in the level of revenues attributable to the UPS project. At this time the Company is unable to determine the long-term effects of this strike.

FORWARD-LOOKING STATEMENTS

    All statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this quarterly report, that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward looking statements include (i) the anticipated level of capital expenditures for 1997; (ii) the Company's belief that existing cash, short-term investments and available borrowing will be sufficient to finance the Company's near term operations; (iii) the significance of GTE, the anticipated percentage of 1997 revenues represented by the GTE contract and the number of workstations to be dedicated initially to the GTE program (iv) the anticipated short-term and long-term impact of the UPS strike; and (iv) statements relating to the Company or its operations that are preceded by terms such as "anticipates", "expects", "believes" and similar expressions.

    The Company's actual results, performance or achievements may differ materially from those implied by such forward-looking statements as a result of various factors, including the following: TeleTech's agreements with its clients do not ensure that TeleTech will generate a specific level of revenue and may be canceled by the clients on short notice. The amount of revenue TeleTech generates from a particular client is dependent upon customers' interest in and use of the client's products or services, some of which are recently-introduced or untested. Any event that adversely affects the demand for and customers' use of a client's products or services, whether increased competition, labor shortage or strike, unavailability of raw materials or otherwise, may adversely affect the Company's revenues attributable to such client's program. The loss of a significant client or the termination, completion or substantial reduction of a significant client program may have a material adverse effect on TeleTech's capacity utilization and results of operations.

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

    In March 1997, CompuServe asserted a right to offset $4.3 million of accounts receivable it owes to the Company for services it rendered to CompuServe against the amount that may be awarded to CompuServe on its counterclaim, in the event it were to be successful in its counterclaim against the Company and the Company were to be unsuccessful in its claims against
CompuServe.   While the Company believes that the adjudication of CompuServe's counterclaim will not have a material adverse effect on the Company's financial condition or results of operations, the proceedings are still in an early stage and the ultimate outcome is uncertain. It is possible that a settlement or trial may take in excesss of 12 months and accordingly the Company has reclassified the CompuServe receivable as a long-term asset in the accompanying June 30, 1997 condensed consolidated balance sheet.

    From time to time the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations or financial condition.

Item  4. Submission of Matters to a Vote of Security Holders.

    On May 20, 1997, the Company held its annual meeting of stockholders, at which there were 49,595,037 shares present or represented by proxy, which is approximately 89% of the shares entitled to vote, . At the annual meeting, the following matters were approved by more than the requisite number of stockholders:

    All of the directors of the Company were re-elected. The number of votes cast for and withheld for each director were as follows:

                                       Votes  Cast
                           -------------------------------
                                For             Withheld
                           -------------      ------------
    Kenneth D. Tuchman       49,571,489            23,548
    Rod Dammeyer             49,571,839            23,198
    Alan Silverman           49,571,839            23,198
    Sturart M. Sloan         49,571,839            23,198
    Samuel Zell              49,570,839            24,198

    A performance-based comensation arrangement for the Company's President and Chief Executive Officer was approved with 47,930,476 shares voted for the arrangement, 73,771 shares voted against and 21,394 shares abstaining. In addition, there were 1,569,396 broker non-votes.

    The engagement of Arthur Andersen LLP as the Company's independent auditors for fiscal 1997 was ratified by the affirmative vote of 49,579,006 shares, with 9,536 shares voted against and 6,495 shares abstaining and no broker non-votes.

Item  6. Exhibits and Reports on Form 8-K

    (a)  Exhibits

         The following document is filed as an exhibit to this report:

         27.1 Financial Data Schedule

    (b)  Reports on Form 8-K
         The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

                                SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           TELETECH HOLDINGS, INC.
                                           ------------------------
                                           (Registrant)



Date: August 8, 1997                     /s/ KENNETH D. TUCHMAN
      ---------------------              -----------------------
                                          Kenneth D. Tuchman
                                          Chairman of the Board, President and
                                           Chief Executive Officer


Date: August 8, 1997                     /s/ STEVEN B. COBURN
      ---------------------              -----------------------
                                          Steven B. Coburn, Chief Financial
                                             Officer