Form 10-Q
period 1997-09-30
TELETECH HOLDINGS INC
filed 1997-11-13
CIK 1013880

===============================================================================

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON,  D. C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:   September 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to _____________

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

                 YES    X                           NO
                     -------                           --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
         Class of Common Stock                     November 7,
    Common Stock, par value $.01 per share         56,284,965

===============================================================================

                           TELETECH HOLDINGS, INC.

                                   FORM 10-Q

                                    INDEX

                                                                       PAGE
                                                                      NUMBER
PART I.  FINANCIAL INFORMATION

Item 1. Financial  Statements  (Unaudited)

    Condensed consolidated balance sheets--September 30, 1997
    and December 31, 1996                                                 3

    Condensed consolidated statements of income--Three months ended
    September 30, 1997 and 1996                                           5

    Condensed consolidated statements of income--Nine months ended
    September 30, 1997 and 1996                                           6

    Condensed consolidated statements of cash flows--Nine months ended
    September 30, 1997 and 1996                                           7

    Notes to condensed consolidated financial statements--
    September 30, 1997                                                    8

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                           10


PART II. OTHER  INFORMATION

Item 1. Legal Proceedings                                                14

Item 2. Changes in Securities and Use of Proceeds                        14

Item 6. Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                               16



PART I.  FINANCIAL INFORMATION

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                   ASSETS
                                                                December 31,   September 30,
                                                                     1996          1997
                                                                ------------   -------------
                                                                                (Unaudited)
CURRENT  ASSETS:
    Cash and cash equivalents. . . . . . . . . . . . . . . . .    $  5,564       $  5,282
    Short-term investments.. . . . . . . . . . . . . . . . . .      71,573         64,768
    Accounts receivable, net of allowance for doubtful
      accounts of  $1,462 and $1,924, respectively . . . . . .      31,731         40,355
    Prepaids and other assets. . . . . . . . . . . . . . . . .       4,141          2,069
    Deferred tax asset . . . . . . . . . . . . . . . . . . . .       1,128          1,903
                                                                  --------       --------
      Total current assets.. . . . . . . . . . . . . . . . . .     114,137        114,377
                                                                  --------       --------

PROPERTY AND EQUIPMENT, net of accumulated
    depreciation of $11,231 and $17,457, respectively. . . . .      23,684         44,213
                                                                  --------       --------

OTHER ASSETS:
    Deferred contract costs (net of amortization of $1,658
      and $2,361, respectively). . . . . . . . . . . . . . . .         703              -
    Goodwill (net of amortization of $238 and
      $548, respectively). . . . . . . . . . . . . . . . . . .       3,257          7,231
    Long-term accounts receivable. . . . . . . . . . . . . . .          -           4,274
    Investment in affiliated company accounted for under the
      equity method. . . . . . . . . . . . . . . . . . . . . .         679            949
    Other assets . . . . . . . . . . . . . . . . . . . . . . .         918          1,007
                                                                  --------       --------

      Total assets . . . . . . . . . . . . . . . . . . . . . .    $143,378       $172,051
                                                                  --------       --------
                                                                  --------       --------


     The accompanying notes are an integral part of these balance sheets.

                  TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

               LIABILITIES AND STOCKHOLDERS EQUITY
                                                                December 31,   September 30,
                                                                     1996          1997
                                                                ------------   -------------
                                                                                (Unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt. . . . . . . . . . . . .       4,985          5,273
    Accounts payable . . . . . . . . . . . . . . . . . . . . .       6,108          9,276
    Accrued employee compensation. . . . . . . . . . . . . . .       8,484          9,353
    Accrued income taxes . . . . . . . . . . . . . . . . . . .       2,952              -
    Other accrued expenses.. . . . . . . . . . . . . . . . . .       3,246          8,713
    Customer advances, deposits and deferred income. . . . . .         787          1,180
                                                                  --------       --------
        Total current liabilities. . . . . . . . . . . . . . .      26,562         33,795

DEFERRED TAX LIABILITIES . . . . . . . . . . . . . . . . . . .         564            717

LONG-TERM DEBT, net of current portion:
    Capital lease obligations. . . . . . . . . . . . . . . . .       9,675          7,857
    Other debt . . . . . . . . . . . . . . . . . . . . . . . .         262            801
                                                                  --------       --------
        Total liabilities. . . . . . . . . . . . . . . . . . .      37,063         43,170
                                                                  --------       --------


STOCKHOLDERS   EQUITY:
    Preferred stock, 10,000,000 shares authorized, zero shares
     issued and outstanding. . . . . . . . . . . . . . . . . .        -              -
    Common stock, $.01 par value, 150,000,000 shares
     authorized, 55,811,840 and 56,383,775 shares issued,
     55,713,030 and 56,284,965 shares outstanding. . . . . . .         558            564
    Additional paid-in capital . . . . . . . . . . . . . . . .      92,030         99,339
    Cumulative translation adjustment. . . . . . . . . . . . .          98           (418)
    Unearned compensation-restricted stock.. . . . . . . . . .        (254)          (158)
    Treasury stock, 98,810 shares, at cost.. . . . . . . . . .        (988)          (988)
    Retained earnings. . . . . . . . . . . . . . . . . . . . .      14,871         30,542
                                                                  --------       --------
      Total stockholders equity. . . . . . . . . . . . . . . .     106,315        128,881
                                                                  --------       --------
        Total liabilities and stockholders equity. . . . . . .    $143,378      $ 172,051
                                                                  --------       --------
                                                                  --------       --------


     The accompanying notes are an integral part of these balance sheets.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)

                                                       Three Months Ended
                                                          September 30,
                                                     ----------------------
                                                       1996          1997
                                                     --------      --------
REVENUES . . . . . . . . . . . . . . . . . . . .     $ 50,057      $ 65,505
                                                     --------      --------
OPERATING EXPENSES:
    Costs of services .. . . . . . . . . . . . .       31,376        42,728
    Selling, general and
     administrative expenses . . . . . . . . . .       11,780        16,647
                                                     --------      --------
    Total operating expenses . . . . . . . . . .       43,156        59,375
                                                     --------      --------

INCOME FROM OPERATIONS . . . . . . . . . . . . .        6,901         6,130
                                                     --------      --------

OTHER INCOME (EXPENSE):
    Interest expense . . . . . . . . . . . . . .         (339)         (249)
    Investment income. . . . . . . . . . . . . .          411           791
    Equity in income (loss) of
     affiliated company. . . . . . . . . . . . .          (10)          160
    Other. . . . . . . . . . . . . . . . . . . .           37            24
                                                     --------      --------
                                                           99           726
                                                     --------      --------
  Income before income taxes . . . . . . . . . .        7,000         6,856

PROVISION FOR INCOME TAXES . . . . . . . . . . .        2,941         2,674
                                                     --------      --------
  Net income . . . . . . . . . . . . . . . . . .       $4,059      $  4,182
                                                     --------      --------
                                                     --------      --------
WEIGHTED AVERAGE SHARES
    OUTSTANDING. . . . . . . . . . . . . . . . .       57,448        59,222
                                                     --------      --------
                                                     --------      --------

NET INCOME PER COMMON SHARE. . . . . . . . . . .         $.07          $.07
                                                     --------      --------
                                                     --------      --------


       The accompanying notes are an integral part of these statements.

                 TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                       ---------------------
                                                         1996         1997
                                                       --------     --------
REVENUES . . . . . . . . . . . . . . . . . . . . . .   $106,675     $189,837
                                                       --------     --------
OPERATING EXPENSES:
    Costs of services .. . . . . . . . . . . . . . .     63,097      121,101
    Selling, general and
     administrative expenses . . . . . . . . . . . .     30,399       44,526
                                                       --------     --------
    Total operating expenses . . . . . . . . . . . .     93,496      165,627
                                                       --------     --------

INCOME FROM OPERATIONS . . . . . . . . . . . . . . .     13,179       24,210
                                                       --------     --------

OTHER INCOME (EXPENSE):
    Interest expense . . . . . . . . . . . . . . . .       (799)        (866)
    Investment income. . . . . . . . . . . . . . . .        625        2,482
    Equity in income (loss) of
     affiliated company. . . . . . . . . . . . . . .        (66)         263
    Other. . . . . . . . . . . . . . . . . . . . . .       (205)          (2)
                                                       --------     --------
                                                           (445)       1,877
                                                       --------     --------
  Income before income taxes . . . . . . . . . . . .     12,734       26,087

PROVISION FOR INCOME TAXES . . . . . . . . . . . . .      5,357       10,416
                                                       --------     --------
  Net income . . . . . . . . . . . . . . . . . . . .     $7,377      $15,671
                                                       --------     --------
                                                       --------     --------

WEIGHTED AVERAGE SHARES
    OUTSTANDING. . . . . . . . . . . . . . . . . . .     55,368       59,430
                                                       --------     --------
                                                       --------     --------

NET INCOME PER COMMON SHARE. . . . . . . . . . . . .       $.13         $.26
                                                       --------     --------
                                                       --------     --------


       The accompanying notes are an integral part of these statements.

                TELETECH HOLDINGS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                           (DOLLARS IN THOUSANDS)
                                 (Unaudited)

                                                               1996         1997
                                                             --------     --------
CASH FLOWS FROM  OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . .   $  7,377     $ 15,671
  Adjustments to reconcile net income to net cash
   provided by operating activities-
    Depreciation and amortization. . . . . . . . . . . . .      4,431        7,240
    Allowance for doubtful accounts. . . . . . . . . . . .        527          462
    Equity in (income) loss of affiliated company. . . . .         66         (263)
    Deferred taxes on income.. . . . . . . . . . . . . . .       (273)        (785)
    Deferred compensation expense. . . . . . . . . . . . .         84           96
    Changes in assets and  liabilities-
     Accounts receivable . . . . . . . . . . . . . . . . .    (17,403)     (12,859)
     Prepaids and other assets . . . . . . . . . . . . . .       (566)        (903)
     Deferred contract costs . . . . . . . . . . . . . . .     (2,263)         -
     Accounts payable and accrued liabilities. . . . . . .     13,506        5,581
     Customer advances and deferred income . . . . . . . .        301          393
                                                             --------     --------
  Net cash provided by operating activities . . . .. . . .      5,787       14,633
                                                             --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.. . . . . . . . . . .   $ (5,410)    $(23,875)
  Purchase of Access 24. . . . . . . . . . . . . . . . . .     (2,431)         -
  Proceeds from sale of interest in Access 24 UK
   Limited . . . . . . . . . . . . . . . . . . . . . . . .      3,903          -
  Purchase of TMI. . . . . . . . . . . . . . . . . . . . .        -         (2,337)
  Return of deposit on new Call Center.. . . . . . . . . .        -          3,000
  Changes in accounts payable and accrued
    liabilities relating to investing activities.. . . . .        -             56
  Decrease (increase) in short-term investments. . . . . .    (42,940)       6,805
                                                             --------     --------
  Net cash used in investing activities. . . . . . . . . .    (46,878)     (16,351)
                                                             --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in short-term borrowings. . . . . . . . . .   $ (1,000)    $    -
  Net decrease in bank overdraft . . . . . . . . . . . . .     (1,427)         -
  Payments on long-term debt and capital leases. . . . . .     (2,227)      (3,565)
  Proceeds from issuance of common stock, net
   of offering costs . . . . . . . . . . . . . . . . . . .     52,565          -
  Acquisition of treasury stock. . . . . . . . . . . . . .       (988)         -
  Exercise of stock options including tax benefit. . . . .        -          5,517
                                                             --------     --------
  Net cash provided by financing activities. . . . . . . .     46,923        1,952
                                                             --------     --------
Effect of exchange rate changes on cash. . . . . . . . . .         98         (516)
                                                             --------     --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . .      5,930         (282)
CASH AND CASH EQUIVALENTS,
  beginning of period. . . . . . . . . . . . . . . . . . .         42        5,564
                                                             --------     --------
CASH AND CASH EQUIVALENTS,
  end of period. . . . . . . . . . . . . . . . . . . . . .   $  5,972     $  5,282
                                                             --------     --------
                                                             --------     --------


           The accompanying notes are an integral part of these statements.

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1997

NOTE (1)--BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of TeleTech Holdings, Inc. and subsidiaries as of September 30, 1997 and 1996 and for the periods then ended. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

    The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and footnotes thereto included in the Company s Form 10-K for the year ended December 31, 1996.

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

    The weighted average number of common shares for the three and nine months ended September 30, 1997 and 1996 were calculated as follows (average common shares outstanding for all periods presented in 1996 include 9.3 million shares issued upon conversion of the convertible preferred stock as if they were outstanding for the entire period):


                                       Three Months Ended    Nine Months Ended
                                         September 30,        September 30,

                                           1996     1997         1996       1997
                                          ------   ------       ------    ------

Average common shares outstanding         53,647   56,279       51,913    56,002


Equivalent common shares from
outstanding stock options                  3,801    2,943        3,455     3,428
                                          ------   ------       ------    ------
                                          57,448   59,222       55,368    59,430
                                          ------   ------       ------    ------
                                          ------   ------       ------    ------

    In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings Per Share". Under SFAS 128 primary earnings per share previously required under Accounting Principles Board No. 15 is replaced with basic earnings per share. Basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Fully diluted earnings per share as defined under Accounting Principles Board No. 15 is called diluted earnings per share under SFAS 128. Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. SFAS 128 is effective for financial statements for periods ending after December 15, 1997. The pro forma earnings per share for the three and nine months ended September 30, 1997 and 1996 utilizing the requirements of SFAS 128 is as follows:

                     TELETECH HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1997-CONTINUED


                                 Three Months Ended     Nine months Ended
                                    September 30,          September 30,

                                   1996      1997        1996        1997
                                  -----      -----      -----       ------

Basic Earnings Per Share          $0.08      $0.07      $0.13       $ 0.28

Diluted Earnings Per Share         0.07       0.07       0.13         0.26

    For purposes of the calculation of basic earnings per share for the three and nine months ended September 30, 1996 net income was reduced by zero and $422,000, respectively, representing dividends on preferred stock, to arrive at net income available for common shareholders.

NOTE (3)--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES (IN THOUSANDS):

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                   1996          1997
                                                   ----          ----
Cash paid for interest                           $    746       $   887
Cash paid for income taxes                       $  2,541       $10,897

Noncash investing and financing activities:
    Assets acquired through capital leases       $  9,467       $ 2,266
    Stock issued in purchase of Access 24        $  4,851       $     -
    Stock issued in purchase of TMI              $      -       $ 1,797
    Restricted stock issued under employment
         agreements                              $    380       $     -

NOTE (4)--ACQUISITION OF TELEMERCADEO INTERNATIONAL, S.A.:

    In May 1997 the Company acquired 100% of the common stock of Telemercadeo Integral, S.A. ("TMI") for consideration of $4.2 million, consisting of 100,000 shares of the Company's common stock and cash of $2.2 million. TMI is an inbound customer care provider in Mexico. The acquisition was accounted for using the purchase method. The excess of cost of the acquisition over the underlying net assets of TMI is being amortized using the straight-line method over 25 years. The operations of TMI for all periods prior to the acquisition are immaterial to the results of the Company and accordingly no pro forma financial information has been presented.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

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

    During the third quarter of 1997 the Company announced that third and fourth quarter 1997 results would be negatively impacted by several factors including: (1) lower call volumes and revenues in certain facility management programs, due largely to a labor strike experienced by a significant client ;
(2) lower projected call volumes with a large telecommunications client due to a change in their marketing programs, and (3) a longer sales cycle associated with the Company's focus on large, complex customer care programs.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER
30, 1996     Revenues increased $15.4 million or 30.9% to $65.5 million for the three months ended September 30, 1997 from $50.1 million for the three months ended September 30, 1996. The increase resulted primarily from $30.1 million in revenues from new clients and $3.9 million in increased revenue from existing clients. These increases were offset in part by contract expirations and other client reductions. These reductions and terminations include $7.3 million in revenues due to the cancellation of the CompuServe contract in the first quarter of 1997 and $7.4 million in revenues due to lower call volumes from two significant client programs in the telecommunications and transportation industries. Revenues for the three months ended September 30, 1997 include approximately $19.0 million from facilities management contracts as compared with $16.7 million for the three months ended September 30, 1996.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

     Costs of services increased $11.4 million, or 36.2%, to $42.7 million for the three months ended September 30, 1997 from $31.4 million for the three months ended September 30, 1996. Costs of services as a percentage of revenues increased from 62.7% for the three months ended September 30, 1996 to 65.2% for the three months ended September 30, 1997. The increase in the costs of services as a percentage of revenues is a result of lower volumes from two significant client programs in the telecommunications and transportation industries. As a result of a labor strike experienced by one of these clients, the Company continued to incur labor costs that were not billable to the client in an effort to preserve the workforce.

    Selling, general and administrative expenses increased $4.9 million, or 41.3% to $16.6 million for the three months ended September 30, 1997 from $11.7 million for the three months ended September 30, 1996. Selling, general and administrative expenses as a percentage of revenues increased from 23.5% for the three months ended September 30, 1996 to 25.4% for the three months ended September 30, 1997 primarily as a result of increased depreciation and infrastructure costs associated with the opening of call centers in Niagara Falls, NY and Melbourne, Australia.

    As a result of the foregoing factors, income from operations decreased $771,000 or 11.2%, to $6.1 million for the three months ended September 30, 1997 from $6.9 million for the three months ended September 30, 1996. Operating income as a percentage of revenues decreased from 13.8% for the three months ended September 30, 1996 to 9.4% for the three months ended September 30, 1997.

    Other income totaled $726,000 for the three months ended September 30, 1997 compared with $99,000 during the three months ended September 30, 1996. This is primarily related to increased investment income and decreased interest expense. Investment income increased $380,000 to $791,000 for the three months ended September 30,1997 from $411,000 for the three months ended September 30, 1996. This increase is a result of the increase in short-term investments resulting from the Company's July 1996 and October 1996 public stock offerings. Interest expense decreased $90,000 resulting from reductions in outstanding capital lease obligations.

    As a result of the foregoing factors, net income increased $123,000 or 3.0%, to $4.2 million for the three months ended September 30, 1997 from $4.1 million for the three months ended September 30, 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

    Revenues increased $83.2 million or 77.9% to $189.8 million for the nine months ended September 30, 1997 from $106.7 million for the nine months ended September 30, 1996. The increase resulted from $71.5 million in revenues from new clients and $38.9 million in increased revenue from existing clients. These increases were offset in part by contract expirations and other client reductions, including the loss of $17.1 million from the termination of the CompuServe contract in the first quarter of 1997. Revenues for the nine months ended September 30, 1997 include approximately $61.7 million from facilities management contracts as compared with $23.8 million in the nine months ended September 30, 1996.

    Costs of services increased $58.0 million, or 91.9%, to $121.1 million for the nine months ended September 30, 1997 from $63.1 million for the nine months ended September 30, 1996. Costs of services as a percentage of revenues increased from 59.1% for the nine months ended September 30, 1996 to 63.8% for the nine months ended September 30, 1997. The increase in the costs of services as a percentage of revenues is primarily the result of the significant incremental revenues received in 1997 from the Company's facilities management programs. Facilities management

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

programs, under which the Company provides services from facilities owned or leased by the clients, have higher costs of services as a percentage of revenues than fully outsourced programs.

    Selling, general and administrative expenses increased $14.1 million, or 46.5% to $44.5 million for the nine months ended September 30, 1997 from $30.4 million for the nine months ended September 30, 1996. This increase is primarily the result of increased revenues during the period. Selling, general and administrative expenses as a percentage of revenues decreased from 28.5% for the nine months ended September 30, 1996 to 23.5% for the nine months ended September 30, 1997 primarily as a result of spreading fixed costs over a larger revenue base as well as the impact of the Company's facilities management programs, which have insignificant incremental selling, general and administrative expenses.

    As a result of the foregoing factors, income from operations increased $11.0 million or 83.7%, to $24.2 million for the nine months ended September 30, 1997 from $13.2 million for the nine months ended September 30, 1996. Operating income as a percentage of revenues increased from 12.4% for the nine months ended September 30, 1996 to 12.7% for the nine months ended September 30, 1997.

    Other income totaled $1.9 million for the nine months ended September 30, 1997 compared with other expense of $445,000 during the nine months ended September 30, 1996. This is primarily related to the $1.9 million increase in investment income to $2.5 million for the nine months ended September 30,1997 from $625,000 for the nine months ended September 30, 1996. This increase is a result of the increase in short-term investments resulting from the Company's July 1996 and October 1996 public stock offerings.

    As a result of the foregoing factors, net income increased $8.3 million or 112.4%, to $15.7 million for the nine months ended September 30, 1997 from $7.4 million for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1997 the Company had cash and cash equivalents of $5.3 million and short-term investments of $64.8 million. Cash provided by operating activities was $14.6 million for the nine months ended September 30, 1997.

    Cash used in investing activities was $16.4 million for the nine months ended September 30, 1997 resulting primarily from $23.9 million in capital expenditures and $2.3 million in cash used to acquire TMI offset in part by the reduction in short-term investments of $6.8 million and the return of a $3.0 million temporary deposit on a new call center which was made by the Company in December 1996.

    Cash provided by financing activities was $1.9 million resulting primarily from $5.5 million of proceeds from the exercise of stock options and the related tax benefit offset in part by debt and capital lease repayments.

    The Company has a $15 million unsecured revolving operating line of credit with a commercial bank which expires on May 31, 1998. At September 30, 1997, there were no outstanding borrowings under this agreement. The Company is currently in negotiations to extend the term and increase the amount of available borrowings. In addition, the Company has a master lease agreement under which the Company may lease equipment up to an aggregate value of $15.0 million. As of September 30, 1997, amounts outstanding under this agreement were approximately $8.0 million.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

    The Company currently expects total capital expenditures in 1997 to be approximately $36 million of which $26.1 million was expended in the first nine months of 1997 (inclusive of expenditures under capital leases), most of which will be used for the expansion and development of the Company's call centers. The Company believes that existing cash on hand together with cash from operations and available borrowings under the line of credit and master lease agreement, will be sufficient to finance the Company's operations, planned capital expenditures and anticipated growth through 1998.

FORWARD-LOOKING STATEMENTS

    All statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this quarterly report, that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward looking statements include (i) the anticipated level of capital expenditures for 1997; (ii) the Company's belief that existing cash, short-term investments and available borrowing will be sufficient to finance the Company's near term operations; (iii) the percentage of 1997 revenues represented by the GTE contract and the number of workstations to be dedicated to the GTE program; and (iv) statements relating to the Company or its operations that are preceded by terms such as "anticipates", "expects", "believes" and similar expressions.

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

    In March 1997, CompuServe asserted a right to offset $4.3 million of accounts receivable it owes to the Company for services it rendered to CompuServe against the amount that may be awarded to CompuServe on its counterclaim, in the event it were to be successful in its counterclaim against the Company and the Company were to be unsuccessful in its claims against CompuServe. While the Company believes that the adjudication of CompuServe's counterclaim will not have a material adverse effect on the Company's financial condition or results of operations, the ultimate outcome is uncertain. It is possible that a settlement or trial may take in excess of 12 months and accordingly the Company has reclassified the CompuServe receivable as a long-term asset in the accompanying September 30, 1997 condensed consolidated balance sheet.

    From time to time the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations or financial condition.


Item 2.  Changes in Securities and Use of Proceeds

    The registration statement for the Company's initial public offering was effective July 30, 1996. As previously reported on Form SR filed for the period ending April 30, 1997, the net proceeds to the Company from the initial public offering were $52,565,000. The following is the amount of net offering proceeds used by the Company for each of the purposes listed below. The following use of proceed does not represent a material change in the use of proceeds described in the initial public offering prospectus.


                               Direct or indirect         Direct or indirect
                               payments to directors,     payments to others
                               officers, general
                               partners of the issuer or
                               their associates: to
                               persons owning ten
                               percent of more of any
                               class of equity
                               securities of the issuer:
                               and to affiliates of the
                               issuer

Purchase and installation of
machinery and equipment                                          $   968,000

Acquisition of other
business                                                           2,337,000

Repayment of indebtedness                                          9,950,000



Working Capital                        $500,000                    9,545,000

TEMPORARY INVESTMENT

Morgan Stanley Cash                                               26,077,000
Management Account

Wells Fargo Cash                                                   2,200,000
Management Account

OTHER PURPOSES

Acquisition of 98,810                                                988,000
shares of Treasury Stock


Item  6. Exhibits and Reports on Form 8-K

    (a)  Exhibits

         The following document is filed as an exhibit to this report:

         27.1     Financial Data Schedule

    (b)  Reports on Form 8-K

         In a current report filed on Form 8-K dated September 16, 1997, the Company updated its anticipated results for third and fourth quarters of 1997 previously included in a press release dated September 10, 1997.

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TELETECH HOLDINGS, INC.
                                          ------------------------------------
                                                 (Registrant)



Date: November 7, 1997                    /s/ KENNETH D. TUCHMAN
      ----------------                    -----------------------------------
                                          Kenneth D. Tuchman
                                          Chairman of the Board, President and
                                              Chief Executive Officer


Date: November 7, 1997                    /s/ STEVEN B. COBURN
      ----------------                    -----------------------------------
                                          Steven B. Coburn, Chief Financial
                                              Officer