Form 10-K405
period 1997-12-31
TELETECH HOLDINGS INC
filed 1998-03-30
CIK 1013880

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-K

(Mark One)
     X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended December 31, 1997, or
     _ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________ to ______________

     Commission file number   0-21055
                           -------------

                               TELETECH HOLDINGS, INC.
                ------------------------------------------------------
                (Exact Name of Registrant as Specified in Its Charter)

             Delaware                               84-1291044
  --------------------------------      ------------------------------------
  (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
  Incorporation or Organization)

1700 Lincoln Street, Suite 1400, Denver, Colorado             80203
-------------------------------------------------          ----------
   (Address of Principal Executive Offices)                (Zip Code)

                                    (303) 894-4000
                 ----------------------------------------------------
                 (Registrant's Telephone Number, Including Area Code)

    Securities registered pursuant to Section 12(b) of the Act:  None

    Securities registered pursuant to Section 12(g)of the Act: Common Stock, $.01 par value per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X       No
                                                -----        -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. Yes    X       No
                     -----        -----

     As of March 13, 1998, there were 56,691,555 shares of the registrant's common stock outstanding. The aggregate market value of the registrant's voting stock that was held by non-affiliates on such date was $217,903,025 based on the closing sale price of the registrant's common stock on such date as reported on the Nasdaq National Market.

                         Documents Incorporated by Reference:

     Portions of TeleTech Holdings, Inc.'s proxy statement for its annual meeting of stockholders to be held on May 8, 1998, are incorporated by reference into Part III of this Form 10-K, as indicated.

PART I

ITEM 1.  BUSINESS.

OVERVIEW

     TeleTech Holdings, Inc. (together with its wholly owned subsidiaries or, for periods prior to December 1994, its predecessors, the Company or TeleTech) is a leading provider of customer care solutions for large and multinational companies. TeleTech's customer care solutions encompass a wide range of telephone- and computer-based customer acquisition, retention and satisfaction programs designed to maximize the long-term value of the relationships between TeleTech's clients and their customers. Such programs involve all stages of the customer relationship and consist of a variety of customer service and product support activities, such as providing new product information, enrolling customers in client programs, providing 24-hour technical and help desk support, resolving customer complaints and conducting satisfaction surveys. TeleTech works closely with its clients to rapidly design and implement large-scale, tailored customer care programs that provide comprehensive solutions to their specific business needs.

     TeleTech delivers its customer care services primarily through customer-initiated (inbound) telephone calls and also over the Internet. Services are provided by trained customer care representatives (representatives) in response to an inquiry that a customer makes by calling a toll-free telephone number or by sending an Internet message. Additionally, in 1997 the Company first used interactive video technology to provide customers of a major technology company with information and presales support. In this application, potential customers can use a video phone, located in retail stores that sell the client's products, to obtain immediate sales assistance from TeleTech representatives working in a TeleTech call center (call centers). TeleTech believes that interactive video will be a growing factor in its customer care architecture as use of the medium increases.

     Representatives respond to customer inquiries from call centers utilizing state-of-the-art workstations, which operate on TeleTech's advanced technology platform, enabling the representatives to provide rapid, single-call resolution. This technology platform incorporates digital switching, client/server technology, object-oriented software modules, relational database management systems, proprietary call tracking management software, computer telephony integration and interactive voice response. TeleTech provides services from call centers leased, equipped and staffed by TeleTech (fully outsourced programs) and from call centers leased and equipped by its clients and staffed by TeleTech (facilities management programs).

     TeleTech typically establishes long-term, strategic relationships, formalized by multiyear contracts, with selected clients in the telecommunications, transportation, technology, government services, healthcare, financial services and utilities industries. TeleTech targets clients in these industries because of their complex product and service offerings and large customer bases, which require frequent, increasingly sophisticated, customer interactions. For example, since 1996 the Company has entered into a multiyear contract with the U.S. Postal Service (the Postal Service) and entered into a multiyear, multifacility contract with GTE.

     The Company was founded in 1982 and has been providing inbound customer care solutions since its inception. As of December 31, 1997, TeleTech leased or managed a total of 17 call centers, 12 located in the United States, two in Australia and one each in the United Kingdom, New Zealand and Mexico, equipped with a total of 6,500 state-of-the-art workstations. TeleTech expects to open three new U.S. and three new international call centers in 1998. The Company is also engaged in ongoing evaluations of possible strategic acquisitions. In 1997, approximately 98% of the Company's call handling revenues were derived from inbound customer inquiries.

SERVICES

     TeleTech offers a wide range of services designed to provide superior customer care. An integral component of TeleTech's services is process re-engineering, by which the Company develops and applies improved processes to make a client's customer service or product support processes more cost-effective, productive and valuable. At the start of a potential new client relationship, TeleTech assesses the client's existing capabilities; goals and strategies; customer service or product support processes and related software, hardware and telecommunications systems; training;

real-estate project development; and facilities management and develops a tailored customer care solution based on its assessment. After presenting a proposed solution and being awarded a contract, TeleTech works closely with the client to further develop, refine and implement more efficient and productive customer interaction processes and technological solutions that link the customer, the client and TeleTech. These processes generally include the development of event-driven software programs for customer interactions where the script being followed by a representative changes depending upon information contained in the customer file or on information gathered during the representative's interaction with the customer.

     After the Company designs and develops a customer care program, representatives provide a wide range of ongoing voice and data communications services incorporating one or more customer acquisition, service and retention or satisfaction and loyalty programs. In a typical inbound customer interaction, a customer calls a toll-free number to request product, service or technical information or assistance. TeleTech's advanced telecommunications system identifies each inbound call by its telephone number and routes the call to an appropriate representative who is trained for that particular client program. Upon receipt of the call, the representative's computer screen automatically displays the client's specific product, service or technical information to enable the representative to assist the customer. TeleTech has also extended its capabilities to incorporate multimedia technology for customer interactions, including e-mail and interactive video.

     Each customer interaction, even in its simplest form, presents TeleTech and its clients with an opportunity to gather valuable customer information, including the customer's demographic profile and preferences. This information can prompt the representative to make logical, progressive inquiries about the customer's interest in additional services, identify additional revenue-generating and cross-selling opportunities, or resolve other customer issues relating to a client's products or services. TeleTech frequently provides several of the services listed below in an integrated program tailored to its clients' needs.

     CUSTOMER ACQUISITION PROGRAMS. Customer acquisition programs are designed to secure new customers and can include a wide range of activities depending upon the customer inquiry. A sampling of these services includes:

     -   providing presales product or service education

     - processing and fulfilling information requests for product or service offerings

     -   verifying sales and activating services

     -   directing callers to product or service sources

     -   receiving orders for and processing purchases of products or services

     - providing initial post-sales support, including operating instructions for new product or service use

     CUSTOMER SERVICE AND RETENTION PROGRAMS. Customer service and retention programs are designed to maintain and extend the customer relationship and maximize the long-term value of a client's relationships with its customers. These programs generally are driven by the customer's purchase of a product or service, or by the customer's need for ongoing help desk resources. The majority of the Company's revenues are generated by the provision of customer service and retention programs. A sampling of these services includes:

     -   providing technical help desk, product or service support

     -   activating product or service upgrades

     -   responding to billing and other account inquiries

     -   resolving complaints and product or service problems

     -   registering warranty information

     -   dispatching on-site service

     CUSTOMER SATISFACTION AND LOYALTY PROGRAMS. Customer satisfaction and loyalty programs enable clients to learn from their customers, be more responsive to customers' needs and concerns, and reward customers for their continued patronage. A sampling of these services includes:

     -   responding to client promotional, affinity-building programs

     -   developing and implementing client-branded loyalty programs

     -   conducting satisfaction assessments

     -   confirming receipt of promised products or services

     -   reserving and reconfirming reservations at product or service seminars

MARKETS AND CLIENTS

     TeleTech focuses its marketing efforts on large and multinational companies in the telecommunications, transportation, technology, government services, healthcare, financial services and utilities industries, which accounted for approximately 35%, 25%, 21%, 7%, 5%, 4% and 1%, respectively, of the Company's revenues in 1997. The Company's three largest clients in 1997 were United Parcel Service, AT&T and GTE, which accounted for approximately 24%, 18% and 16%, respectively, of the Company's revenues. (See "Risk Factors - Reliance on a Few Major Clients.") The SBUs are responsible for developing and implementing customized, industry-specific customer service and product support for clients in their respective target industries. TeleTech's healthcare, financial services and utilities SBUs are still in the development stage. TeleTech may introduce additional SBUs in 1998 as it develops technologies for other industries and broadens its client base.

     TELECOMMUNICATIONS. The telecommunications SBU primarily services long-distance, local and wireless telephone service providers, including GTE, AT&T and certain regional Bell operating companies. Services include verifying long-distance service sales, responding to customer inquiries, providing consumer and business telephone service account management and providing ongoing product and service support. In 1997, TeleTech entered into a five-year agreement with GTE to provide support for GTE's new national sales, service and marketing unit. Under the agreement, TeleTech provides turnkey customer acquisition, retention and loyalty solutions across multiple GTE product offerings. TeleTech believes that the Telecommunications Act of 1996, which has removed barriers to competition in and between the local and long-distance telephone markets within the United States, and the development of new wireless products, including those utilizing personal communication services (PCS) technology, are expanding the breadth of products and services that require customer service and support and will create additional demand for TeleTech's services within the telecommunications industry.

     TRANSPORTATION. TeleTech's transportation SBU provides a variety of services to clients in the package delivery and travel industries. Since 1996, TeleTech has managed three call centers and provided customer service and support on behalf of United Parcel Service, one of the nation's largest parcel delivery companies. Under its five-year contract, TeleTech provides services to United Parcel Service from three call centers leased by United Parcel Service but staffed and managed by TeleTech.

     TECHNOLOGY. The growth of high technology products and services, including Internet-related products and services, has increased demand for consumer and technical product support. TeleTech intends to further utilize its technological capabilities to serve customers over the Internet and is exploring business opportunities related to new interactive media.

     GOVERNMENT SERVICES. In September 1996, the Postal Service awarded TeleTech a contract to staff and manage the Postal Service's call center in Montbello, Colorado, and to provide customer service and support to Postal Service customers. The Postal Service contract has an initial two-year term and is renewable by the Postal Service for up to three additional one-year terms.

     HEALTHCARE. TeleTech provides customer care solutions on behalf of healthcare providers located primarily in the United Kingdom, Australia and New Zealand. Services include emergency and non-emergency medical information and referral services; information and assistance to parents of newborns; information about drug interventions; referrals to community support organizations such as home care, child care and counseling options; and medical claims review services. The Company provides these services to customers by means of telephone access to registered nurses, counselors, pharmacists, medical librarians, dieticians and other specially trained representatives.

     FINANCIAL SERVICES. From its call centers in Australia and New Zealand, TeleTech provides customer services for several large Australian banks. The Australia and New Zealand operations also provide customer care solutions to customers of insurance companies and automobile club clients. Solutions include providing emergency home repair assistance, responding to customer inquiries regarding property damage and insurance coverage, procuring emergency roadside automobile and medical assistance and facilitating motor vehicle insurance claims. TeleTech has begun to provide some financial services in the U.S. market. TeleTech also is developing new and more responsive delivery capabilities to satisfy the demands of financial institutions seeking to reduce customer reliance on face-to-face interactions and increase customer utilization of electronic and telephone banking and automated teller machines. (See "International Operations.")

     UTILITIES. TeleTech's utilities SBU is currently developing opportunities in this marketplace given the deregulation and privatization taking place in the industry.

SALES AND MARKETING

     As most companies consider the customer care function to be strategic in nature, the Company's business development personnel generally focus their marketing efforts on potential clients' senior executives. For each SBU, TeleTech hires business development personnel who have substantial industry expertise and can identify and generate sales leads.

     TeleTech employs a consultative approach in assessing the current and prospective needs of a potential client. Following initial discussions with a potentially significant client, a carefully chosen TeleTech team, usually composed of applications and systems specialists, operations experts, human resources professionals and other appropriate management personnel, thoroughly studies the client's operations. The Company invests significant resources during the development of a potentially large client relationship to understand the client's existing customer service processes, culture, decision parameters and goals and strategies. TeleTech assesses the client's customer care needs and, with input from the client, develops and implements tailored customer care solutions.

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

     TeleTech generally provides customer care solutions pursuant to written contracts with terms ranging from one to five years, which often contain renewal or extension options. Under substantially all of its significant contracts, TeleTech generates revenues based on the amount of time representatives devote to a client's program. In addition, clients typically are required to pay fees relating to TeleTech's training of representatives to implement the client's program, setup and management of the program, and development of computer software and technology. TeleTech utilizes a standard Form of Client Services Agreement (CSA) in contractual negotiations with its clients. The CSA generally contains provisions that (i) allow TeleTech or the client to terminate the contract upon the occurrence of certain events, (ii) designate the manner by which TeleTech is to receive payment for its services, (iii) limit TeleTech's maximum liability to the client thereunder and (iv) protect the confidentiality and ownership of information and materials owned by TeleTech or the client that are used in connection with the performance of the contract. Many of TeleTech's contracts also require the client to pay TeleTech a contractually agreed amount in the event of early termination. TeleTech's material contracts generally have terms of at least two years and, in some cases, contain contractual provisions adjusting the amount of TeleTech's fees if there are significant variances from estimated implementation expenses.

OPERATIONS

     TeleTech provides its customer care services through the operation of state-of-the-art call centers located in the United States, the United Kingdom, Australia, New Zealand and Mexico. As of December 31, 1997, TeleTech leased 12 call centers and also managed five call centers on behalf of three clients. TeleTech expects to open three new U.S. and three new international call centers in 1998. TeleTech has received ISO 9002 certification for five of its U.S. call centers and for its Sydney, Australia, call center. The Australia call center is the first international location to be a part of the multisite quality system. TeleTech plans to certify additional call centers in 1998.

     TeleTech uses standardized development procedures to minimize the time it takes to open a new call center. The Company applies predetermined site selection criteria to identify locations conducive to operating large-scale, sophisticated customer care facilities in a cost-effective manner. TeleTech can establish a new, fully operational, inbound call center containing 450 or more workstations within 90 to 180 days. TeleTech's corporate real estate delivery practices and processes drive the development and management of world-class call centers. TeleTech site selection processes are based on extensive geographic analyses of labor demographics, economic incentives and competitive market development costs.

     Call center capacity is determined both by geographical analysis and site selection as well as complexity and type of customer care programs provided. The Company's U.S.-leased, full-scale call centers range in size from 39,000 to 105,000 square feet and contain between 312 and 512 production workstations. Although the dimensions of its existing call centers currently are not uniform, the Company has developed a standardized technology and infrastructure platform for TeleTech-leased call centers. The Company expects that new U.S. call centers will contain approximately 65,000 to 75,000 square feet of space and between 450 to 650 workstations.

     CALL CENTER MANAGEMENT. TeleTech manages its U.S. call centers through its Technology Command Center in Colorado (the Command Center). The Command Center operates 24 hours per day, 7 days a week, and is responsible for monitoring, coordinating and managing TeleTech's U.S. operations. Each U.S. call center is connected to the Command Center and to other U.S. call centers through multiple fiber-optic voice/data T-1 circuits to form an integrated and redundant wide area network. This network connectivity provides a high level of security and redundancy that is integral to TeleTech's ability to ensure recovery capabilities in the event of a disaster or structural failure. If a call center were to experience extreme excess call volume or become non-operational, the Command Center would coordinate the rerouting of incoming calls to an appropriate site.

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

     TeleTech utilizes a number of sophisticated applications designed to minimize administrative burdens and maximize productivity. Such applications include a proprietary agent performance system that tracks representative activity at each workstation and a proprietary billing system that tracks time spent on administration, training, data processing and other processes conducted in support of client or internal tasks.

     QUALITY ASSURANCE. TeleTech monitors and measures the quality and accuracy of its customer interactions through a quality assurance department located at each center. Each department evaluates, on a real-time basis, approximately 1% of calls per day. TeleTech also has the capabilities to enable its clients to monitor customer interactions as they occur. Quality assurance professionals monitor customer interactions and simultaneously evaluate representatives according to criteria mutually determined by the Company and the client. Representatives are evaluated and provided with feedback on their performance on a weekly basis and, as appropriate, recognized for superior performance or scheduled for additional training and coaching.

TECHNOLOGY

     Utilizing industry standard tools and upon request, the Company creates relational database management systems customized for a client. These systems enable the Company to track the details of each customer interaction and consolidate that information into a customer file that can be accessed and referred to by representatives as they deliver services. TeleTech call centers employ state-of-the-art technology that incorporates digital switching technology, object-oriented software modules, relational database management systems, proprietary call tracking and work force management systems, CTI and interactive voice response. TeleTech's digital switching technology enables calls to be routed to the next available representative who has the appropriate knowledge, skill and language sets. Call tracking and workforce management systems generate and track historical call volumes by client, enabling the Company to schedule personnel efficiently to accommodate anticipated fluctuations in call volume. TeleTech's technology base enables it to provide single call resolution and decrease customer hold times, thereby enhancing customer satisfaction.

     TeleTech-leased call centers utilize "Universal Representative" workstations with inbound, outbound, Internet and faxback capabilities, the majority of which run on Pentium 7-based computers. All workstations are PC-based and utilize CTI technology, which connects the computer to a telephone switch allowing calls and computer data to be transferred simultaneously. By using simple, intuitive graphical user interfaces (GUI), which substitute easy-to-understand graphics for text, TeleTech enables its representatives to focus on assisting the customer rather than on the technology and to obtain customer information using significantly fewer keystrokes. The user-friendly interface also helps to decrease training time and increase the speed of call handling.

     TeleTech's applications software uses products developed by Microsoft, Oracle, Novell, IBM and others. TeleTech has invested significant resources in designing, developing and debugging industry-specific and open-systems software applications and tools. As a result, TeleTech maintains an extensive library of reusable, object-oriented software codes that are used by TeleTech's applications development professionals to develop customized customer care software. TeleTech's systems capture and download a variety of information obtained during each customer interaction into relational databases for real-time, daily, weekly or monthly reporting to clients. TeleTech runs its applications software on open-system, client-server architecture that utilizes computer processors, server components and hardware platforms produced by manufacturers such as Compaq, Hewlett Packard, IBM and Sun Microsystems. TeleTech has and will continue to invest significant resources into the development of new and emerging customer care and technical support technologies.

     The Company continually evaluates acquisitions of companies that would enhance TeleTech's technological capabilities. In February 1998, TeleTech acquired Intellisystems, Inc., a leading manufacturer of automated product support systems. Intellisystems, through its patented technology, provides systems that automatically answer and resolve a significant percentage of calls coming into customer support centers. It allows customers to diagnose their own problems and receive product information 24 hours a day, seven days a week. The information that customers need is contained in a knowledge base, which is accessible with a touch tone telephone, the Internet or a modem. The system's rule-based design enables each of the callers' answers to be stored and used to determine which questions or information will follow. Conversely, typical decision-tree systems are set up in a fixed format, requiring callers to answer all questions in the order presented regardless of its applicability to the inquiry. Additionally, Intellisystems' product allows for specific solutions to be delivered immediately over the phone, faxed directly to a caller's fax machine or displayed on a computer screen. If a resolution is not found, the caller is transferred to a TeleTech representative who can review a summary of the caller's session and continue troubleshooting where the system left off.

     Intellisystems' products are installed at 75 high technology companies, including Digital Equipment Corporation, Gateway 2000, Intuit, Netscape Communications Corporation and Quantum Corporation. TeleTech management believes Intellisystems' capabilities will enable TeleTech to provide its clients with enhanced customer care solutions and greater operating efficiencies.

     The Company utilizes a significant number of computer software programs and operating systems over its entire organization. In addition, the Company's systems must interface with various information systems of its clients. The Company has made a preliminary determination that it will not incur any significant costs to prepare its systems for the Year 2000. The Company will begin working with its clients in 1998 to determine if there are Year 2000 issues that may impact the client systems in which the Company interfaces.

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

     TeleTech is committed to the continued education and development of its employees and believes that providing TeleTech employees with access to new learning opportunities produces job satisfaction, ensures a higher quality labor force and fosters loyalty between TeleTech's employees and the clients they serve. Before taking customer calls, representatives receive from one to five weeks of on-site training in TeleTech's or the client's training facilities to learn about the client's corporate culture, specific product or service offerings, and the customer care program that TeleTech and the client will be undertaking. Representatives generally receive a minimum of six to eight hours of ongoing training per month and often receive supplemental laboratory training as needed to provide high-quality customer service and product support.

     As of January 1, 1998, TeleTech had approximately 7,200 representatives, of which approximately 85% were full time. Although the Company's industry is very labor intensive and has experienced significant personnel turnover, the Company seeks to manage employee turnover through proactive initiatives. None of TeleTech's employees are subject to a collective bargaining agreement, and TeleTech believes its relations with its employees are good.

     The Company's success is largely dependent on its ability to recruit, hire, train and retain qualified employees. The Company's industry is very labor intensive and has experienced high rates of personnel turnover. A significant increase in the Company's employee turnover rate could increase the Company's recruiting and training costs and decrease operating effectiveness and productivity.

INTERNATIONAL OPERATIONS

     TeleTech leases and operates two call centers in Australia, one call center in each of the United Kingdom, New Zealand and Mexico, and jointly leases a call center located in the United Kingdom through the Company's joint venture with PPP, one of the largest private medical insurers in the United Kingdom. The joint venture, which operates from a 64-workstation call center located in London, currently provides services primarily to PPP customers but intends to progressively increase the proportion of its services that it provides to customers of other companies. Apart from the joint venture, TeleTech provides traditional outsourcing services in the United Kingdom, similar to the type TeleTech provides in the United States.

     In May 1997, TeleTech acquired Telemercadeo Integral (TMI), a Mexico-based provider of inbound customer care services. TMI employs more than 400 customer care representatives and provides services including customer acquisition, support and satisfaction to major Mexican and U.S. companies. This acquisition has allowed TeleTech to introduce its services to large Mexican companies and to aid U.S. companies in serving their Mexican customers. In March 1998, TeleTech announced its plans to build a customer care center in Glasgow, Scotland. The Company plans to construct a 78,000 square-foot center with 550 to 650 workstations, targeted to open in early 1999. An interim facility with more than 200 seats is expected to open mid-1998. TeleTech employees will provide customer acquisition, retention, loyalty and technical support services via the telephone and Internet for customers of TeleTech's international clients, especially in Europe.

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

COMPETITION

     The Company believes that it competes primarily with the in-house teleservices and customer service operations of its current and potential clients. TeleTech also competes with certain companies that provide teleservices and customer services on an outsourced basis, including APAC Teleservices, MATRIXX Marketing, Precision Response Corporation, SITEL Corporation, Sykes Enterprises Incorporated, TeleSpectrum Worldwide, Inc. and West TeleServices Corporation. TeleTech competes primarily on the basis of quality and scope of services provided, speed and flexibility of implementation, and technological expertise. Although the teleservices industry is very competitive and highly fragmented with numerous small participants, management believes that TeleTech generally does not directly compete with traditional telemarketing companies, which provide primarily outbound "cold calling" services.

RISK FACTORS

     RELIANCE ON A FEW MAJOR CLIENTS. The Company strategically focuses its marketing efforts on developing long-term relationships with large and multinational companies in targeted industries. As a result, the Company derives a substantial portion of its revenues from relatively few clients. The Company's three largest clients in 1997, United Parcel Service, AT&T and GTE, accounted for 24%, 18% and 16%, respectively, of the Company's 1997 revenues. The Company's three largest clients in 1996, United Parcel Service, AT&T and CompuServe Incorporated ("Compuserve"), accounted for 28%, 27% and 14%, respectively, of the Company's 1996 revenues. The Company believes its customer concentration will continue because the Company's programs are becoming larger and more complex and because the lead time necessary to execute a new sales agreement with a client has been steadily increasing. In at least one instance, almost two years elapsed from the time of the Company's initial sales presentation until the time a written agreement was signed and the client program commenced. As a result of the longer sales cycle, it may become more difficult for the Company to replace lost clients or completed programs in a timely manner. There can be no assurance that the Company will not become more dependent on a few significant clients, that the Company will be able to retain any of its largest clients, that the volumes or profit margins of its most significant programs will not be reduced, or that the Company would be able to replace such clients or programs with clients or programs that generate a comparable amount of profits. Consequently, the loss of one or more of the Company's significant clients could have a material adverse effect on the business, results of operations or financial condition of the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risks Associated with the Company's Contracts" and "Dependence on Key Industries.")

     RISKS ASSOCIATED WITH THE COMPANY'S CONTRACTS. The Company's contracts do not ensure that it will generate a minimum level of revenues and the profitability of each client program may fluctuate, sometimes significantly, throughout the various stages of such program. Although the Company seeks to sign multiyear contracts with its clients, the Company's contracts generally enable the clients to terminate the contract, or terminate or reduce program call volumes, on relatively short notice. Although many of such contracts require the client to pay a contractually agreed amount in the event of early termination, there can be no assurance that the Company will be able to collect such amount or that such amount, if received, will sufficiently compensate the Company for its investment in the canceled program or for the revenues it may lose as a result of the early termination. The Company usually is not designated as its client's exclusive service provider; however, the Company believes that meeting its clients' expectations can have a more significant impact on revenues generated by the Company than the specific terms of its client contracts. In addition, some of the Company's contracts limit the aggregate amount the Company can charge for its services, and several prohibit the Company from providing services to the client's direct competitor that are similar to the services the Company provides to such client.

     A few of the Company's contracts allow the Company to increase its service fees if and to the extent certain cost or price indices increase; however, a few of the Company's significant contracts do not contain such provisions and some contracts require the Company to decrease its service fees if, among other things, the Company does not achieve certain performance objectives. Increases in the Company's service fees that are based upon increases in cost or price indices may not fully compensate the Company for increases in labor and other costs incurred in providing services. Although several of the Company's clients have terminated contracts or reduced program volumes on relatively short notice to the Company, to date none of the foregoing types of contractual provisions has had a material adverse effect on the Company's business, results of operations or financial condition. (See "Reliance on a Few Major Clients," "Sales and Marketing," "Services" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

     DEPENDENCE ON THE SUCCESS OF ITS CLIENT'S PRODUCTS. In substantially all of its client programs, the Company generates revenues based, in large part, on the amount of time that the Company's personnel devotes to a client's customers. Consequently, and due to the inbound nature of the Company's business, the amount of revenues generated from any particular client program is dependent upon consumers' interest in, and use of, the client's products and/or services. Furthermore, a significant portion of the Company's expected revenues and planned capacity utilization relate to recently introduced product or service offerings of the Company's clients. There can be no assurance as to the number of consumers who will be attracted to the products and services of the Company's clients and who will therefore need the Company's services, or that the Company's clients will develop new products or services that will require the Company's services.

     DIFFICULTIES OF MANAGING RAPID GROWTH. The Company has experienced rapid growth over the past several years. Continued future growth will depend on a number of factors, including the Company's ability to (i) initiate, develop and maintain new client relationships and expand its existing client programs;
(ii) recruit, motivate and retain qualified management and hourly personnel;
(iii) rapidly identify, acquire or lease suitable call center facilities on acceptable terms and complete build-outs of such facilities in a timely and economic fashion; and (iv) maintain the high quality of the services and products that it provides to its clients. There can be no assurance that the Company will be able to maintain or accelerate its growth rate, effectively manage its expanding operations or maintain its profitability. If the Company is unable to maintain its historical growth rate or effectively manage its growth, its business, results of operations or financial condition could be materially adversely affected.

     The Company's profitability is influenced significantly by its call center capacity utilization. The Company attempts to maximize utilization; however, because almost all of the Company's business is inbound, the Company has significantly higher utilization during peak (weekday) periods than during off-peak (night and weekend) periods. In addition, the Company has experienced, and in the future may experience, at least short-term, excess peak period capacity when it opens a new call center or terminates or completes a large client program. There can be no assurance that the Company will be able to achieve or maintain optimal call center capacity utilization. (See "Reliance on a Few Major Clients.")

     RISKS ASSOCIATED WITH RAPIDLY CHANGING TECHNOLOGY. The Company's business is highly dependent on its computer and telecommunications equipment and software capabilities. The Company's failure to maintain the superiority of its technological capabilities or to respond effectively to technological changes could have a material adverse effect on the Company's business, results of operations or financial condition. In addition, a variety of automated customer support technologies, such as interactive voice response (IVR) and interactive Internet e-mail, have been and are being developed that could supplement, compete with or replace the Company's services. For some client applications, these alternative automated customer support technologies may achieve similar results and be more cost-effective to the client than the services currently provided by the Company. The Company's continued growth and future profitability will be highly dependent on a number of factors, including the Company's ability to (i) expand its existing service offerings to include automated customer support capabilities; (ii) achieve cost efficiencies in the Company's existing call center operations through the integration of alternative automated technologies; and (iii) introduce new services and products that leverage and respond to changing technological developments. There can be no assurance that technologies or services developed by the Company's competitors will not render the Company's products or services non-competitive or obsolete, that the Company can successfully develop and market any new services or products, that any such new services or products will be commercially successful or that the integration of automated customer support capabilities will achieve intended cost reductions. (See "Technology" and "Highly Competitive Market.")

     DEPENDENCE ON LABOR FORCE. The Company's success is largely dependent on its ability to recruit, hire, train and retain qualified employees. The Company's industry is very labor intensive and has experienced high personnel turnover. A significant increase in the Company's employee turnover rate could increase the Company's recruiting and training costs and decrease operating effectiveness and productivity. Also, if the Company obtains several significant new clients or implements several new large-scale programs, it would be required to recruit, hire and train qualified personnel at an accelerated rate. The Company may not be able to continue to hire, train and retain sufficient qualified personnel to adequately staff new customer care programs. Because a significant portion of the Company's operating costs relate to labor costs, an increase in wages, costs of employee benefits or employment taxes could have a material adverse effect on the Company's business, results of operations or financial condition. In addition, certain of the Company's call centers are located in geographic areas with relatively low unemployment rates, which could make it more difficult and costly to hire qualified personnel. (See "Difficulties of Managing Rapid Growth," "Human Resources" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

     DEPENDENCE ON KEY PERSONNEL. The Company's success to date has largely been the result of the skills and efforts of Kenneth D. Tuchman, the Company's founder, chairman of the board, president and chief executive officer.
Continued growth and profitability will depend upon the Company's ability to strengthen its leadership infrastructure by recruiting and retaining qualified, experienced executive personnel. Competition in the Company's industry for executive-level personnel is fierce and there can be no assurance that the Company will be able to hire, motivate and retain other executive employees, or that the Company can do so on economically feasible terms. The loss of
Mr. Tuchman or the Company's inability to hire or retain such other executive employees could have a material adverse effect on the Company's business,
growth, results of operations or financial condition.   The Company's success
and achievement of its growth plans also depend on its ability to recruit, hire, train and retain other highly qualified technical and managerial personnel, including individuals with significant experience in the industries targeted by the Company. The inability of the Company to attract and retain the necessary technical and managerial personnel could have a material adverse effect on the Company's business, results of operations or financial condition. (See "Difficulties of Managing Rapid Growth.")

     CLIENTS' POTENTIAL YEAR 2000 PROBLEM. Many of the Company's programs depend upon the Company's application software interfacing with and accessing data stored on its clients' computer systems. The Company has made a preliminary determination that it will not incur any significant costs to make its software programs and operating systems Year 2000 compliant; however, the Company currently is unable to ascertain the magnitude of any Year 2000 problems that may be resident in its clients' computer and information systems, or the impact any such problems could have on the programs provided by the Company to such clients. The occurrence of Year 2000 related failures in the computer and information systems of any of the Company's significant clients could have a materially adverse effect on the business, results of operations or financial condition of the Company.

     DEPENDENCE ON KEY INDUSTRIES. The Company generates a majority of its revenues from clients in the telecommunications, technology and transportation industries. The Company's growth and financial results are largely dependent on continued demand for the Company's services from clients in these industries and current trends in such industries to outsource certain customer care services.
A general economic downturn in any of these industries or a slowdown or reversal of the trend in any of these industries to outsource certain customer care services could have a material adverse effect on the Company's business, results of operations or financial condition. The Company also provides services to clients in the healthcare, financial services, government services and utilities industries; however, these SBUs are still in the development stage and there can be no assurance that the Company can successfully develop them.

     A significant percentage of the revenues generated from clients in the telecommunications industry relate to the Company's provision of third-party verification of long-distance telephone service sales. Third-party verification services, which are required by the rules of the Federal Communications Commission, accounted for 8% of the Company's total revenues in both 1997 and 1996. Revenues generated from third-party verification services were significantly lower than expected in the second half of 1997 as a result of reductions implemented by a large telecommunications client in its direct marketing program. The Company's business, results of operations or financial condition could be materially adversely affected if its clients further reduce their direct marketing expenditures and their corresponding need for third-party sales verification and/or the Federal Communications Commission no longer requires such verification. (See "Highly Competitive Market" and "Markets and Clients.")

     RISK OF BUSINESS INTERRUPTION. The Company's operations are dependent upon its ability to protect its call centers, computer and telecommunications equipment and software systems against damage from fire, power loss, telecommunications interruption or failure, natural disaster and other similar events. In the event the Company experiences a temporary or permanent interruption at one or more of its call centers, through casualty, operating malfunction or otherwise, the Company's business could be materially adversely affected and the Company may be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts with the Company. The Company maintains property and business interruption insurance; however, such insurance may not adequately compensate the Company for any losses it may incur. (See "Operations.")

     HIGHLY COMPETITIVE MARKET. The Company believes that the market in which it operates is fragmented and highly competitive and that competition is likely to intensify in the future. The Company competes with small firms offering specific applications, divisions of large entities, large independent firms and, most significantly, the in-house operations of clients or potential clients. A number of competitors have or may develop greater capabilities and resources than those of the Company. Similarly, there can be no assurance that additional competitors with greater resources than the Company will not enter the Company's market. Because the Company's primary competitors are the in-house operations of existing or potential clients, the Company's performance and growth could be adversely affected if its existing or potential clients decide to provide in-house customer care services that currently are outsourced, or retain or increase their in-house customer service and product support capabilities. A variety of automated customer support technologies have been developed that may make it easier and more cost-effective for clients and potential clients to provide customer care services in-house. In addition, competitive pressures from current or future competitors also could cause the Company's services to lose market acceptance or result in significant price erosion, with a material adverse effect upon the Company's business, results of operations or financial condition. (See "Competition" and "Risks Associated with Rapidly Changing Technology.")

     DIFFICULTIES OF COMPLETING AND INTEGRATING ACQUISITIONS AND JOINT VENTURES. One component of the Company's growth strategy is to pursue strategic acquisitions of companies that have services, products, technologies, industry specializations or geographic coverage that extend or complement the Company's existing business. There can be no assurance that the Company will be successful in acquiring such companies on favorable terms or in integrating such companies into the Company's existing businesses, or that any completed acquisition will enhance the Company's business, results of operations or financial condition. The Company has faced, and in the future may continue to face, increased competition for acquisition opportunities, which may inhibit the Company's ability to consummate suitable acquisitions on favorable terms. The Company may require additional debt or equity financing for future acquisitions, which financing may not be available on terms favorable to the Company, if at all. As part of its growth strategy, the Company also may pursue strategic alliances in the form of joint ventures. Joint ventures involve many of the same risks as acquisitions, as well as additional risks associated with possible lack of control of the joint ventures. (See "Difficulties of Managing Rapid Growth.")

     RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND EXPANSION. The Company currently conducts business in Australia, New Zealand, Mexico and the United Kingdom, and intends to begin conducting business in Scotland in 1998. The Company's international operations accounted for approximately 14% and 8% of its revenues for 1997 and 1996, respectively. In addition, a key component of the Company's growth strategy is continued international expansion. There can be no assurance that the Company will be able to (i) increase its market share in the international markets in which the Company currently conducts business,
(ii) successfully market, sell and deliver its services in additional international markets or (iii) acquire companies that expand its international operations or successfully integrate acquired companies. In addition, there are certain risks inherent in conducting international business, including exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws, unexpected changes in regulatory requirements, difficulties in staffing and managing foreign operations, political instability and potentially adverse tax consequences. Any one or more of such factors could have a material adverse effect on the Company's international operations and, consequently, on the Company's business, results of operations or financial condition. (See "International Operations.")

     VARIABILITY OF QUARTERLY OPERATING RESULTS. The Company has experienced and could continue to experience quarterly variations in revenues as a result of a variety of factors, many of which are outside the Company's control. Such factors include the timing of new contracts; labor strikes and slowdowns; reductions or other modifications in its clients' marketing and sales strategies; the timing of new product or service offerings; the expiration or termination of existing contracts or the reduction in existing programs; the timing of increased expenses incurred to obtain and support new business; changes in the revenue mix among the Company's various service offerings; and the seasonal pattern of certain of the businesses serviced by the Company. In addition, the Company makes decisions regarding staffing levels, investments and other operating expenditures based on its revenue forecasts. If the Company's revenues are below expectations in any given quarter, its operating results for that quarter would likely be materially adversely affected. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations." )

     COMPLIANCE WITH GOVERNMENT REGULATION. Because the Company's current business consists primarily of responding to inbound telephone calls, it is not highly regulated. However, in connection with the limited amount of outbound telemarketing services the Company provides, the Company must comply with various rules and regulations governing telephone solicitation that were promulgated by the Federal Communications Commission under the Federal Telephone Consumer Protection Act of 1991 and the Federal Trade Commission under the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994. The Company has considered expanding its outbound telemarketing services to improve off-peak call center utilization, in which case such rules and regulations would apply to a larger percentage of the Company's business. In addition, the Company's contract with the Postal Service requires the Company to comply with the Privacy Act of 1974, which governs the recording of telephone conversations. The Company believes that it currently is, and will continue to be, in compliance with such statute. There may be additional federal or state legislation, or changes in regulatory implementation, that limit the future activities of the Company or its clients or significantly increase the cost of compliance. Additionally, the Company could be responsible for its failure, or the failure of its clients, to comply with regulations applicable to its clients.

ITEM 2.  PROPERTIES.

     TeleTech's corporate headquarters are located in Denver, Colorado, in approximately 39,000 square feet of leased office space, with an adjacent 55,000-square-foot call center containing at least 500 workstations. As of December 31, 1997, TeleTech leased (unless otherwise noted) and operated the following call centers, containing an aggregate of approximately 940,000 square feet:



                                                        NUMBER OF                            TOTAL
                                       YEAR OPENED OR   PRODUCTION   NUMBER OF TRAINING    NUMBER OF
LOCATION                                  ACQUIRED     WORKSTATIONS    WORKSTATIONS (1)   WORKSTATIONS
--------                                  --------     ------------    ----------------   ------------
U.S. CALL CENTERS
Sherman Oaks, California . . . . . . . .    1985           512               90               602
Denver, Colorado . . . . . . . . . . . .    1993           438               76               514
Burbank, California. . . . . . . . . . .    1995           388               57               445
Niagara Falls, New York. . . . . . . . .    1997           502               60               562
Thornton, Colorado, Center 1 (2) . . . .    1996           483               60               543
Thornton, Colorado, Center 2 (2) . . . .    1996           503               58               561
Van Nuys, California . . . . . . . . . .    1996           312               50               362

INTERNATIONAL CALL CENTERS
Melbourne, Australia . . . . . . . . . .    1997           223               24               247
Sydney, Australia (3). . . . . . . . . .    1996           206               20               226
Mexico City, Mexico (4). . . . . . . . .    1997           250                n               250
Auckland, New Zealand (3). . . . . . . .    1996            83               14                97
London, United Kingdom (5) . . . . . . .    1996           136               20               156

MANAGED CALL CENTERS (6)
Greenville, South Carolina . . . . . . .    1996           648               72               720
Tucson, Arizona. . . . . . . . . . . . .    1996           628              118               746
Tampa, Florida . . . . . . . . . . . . .    1996           672              116               788
Golden, Colorado (7) . . . . . . . . . .    1996            75               20                95
Montbello, Colorado. . . . . . . . . . .    1996           521              200               721
  Total number of workstations . . . . .                 6,580            1,055             7,635

------------------------

(1) The training workstations are fully operative as production workstations when the Company requires additional capacity.

(2) TeleTech operates each floor in the Thornton facility as an independent call center and each of Thornton Call Center 1 and Thornton Call Center 2 employs its own call center management and representatives.

(3) Acquired January 1, 1996, through TeleTech's acquisition of its Australian subsidiary.

(4) Acquired May 27, 1997, through TeleTech's acquisition of TMI. The Company will open a new 750-workstation call center in Mexico City, Mexico, in the first quarter of 1998 and the existing call center will be closed.

(5) The Company plans to construct a 78,000 square-foot center with 550 to 650 workstations in Glasgow, Scotland, targeted to open in early 1999. An interim facility with more than 200 seats is expected to open in Scotland in 1998. Through its joint venture with PPP, the Company also provides value-added services in a separate call center.

(6) Managed by TeleTech on behalf of clients pursuant to facilities management agreements.

(7) As of January 1, 1998, the Company terminated management of this call center on behalf of Health Decisions International, LLC.

     The leases for TeleTech's U.S. call centers have terms ranging from one to 15 years and generally contain renewal options. These leases are being structured with specific business terms that allow for flexibility in response to changing business conditions. Pursuant to its agreement with United Parcel Service, if United Parcel Service opens another U.S. call center, TeleTech has the option to staff and manage such call center. TeleTech would manage this additional call center pursuant to the same terms and conditions as the three call centers currently managed by TeleTech for United Parcel Service, unless the nature of the services to be provided at such call center is significantly different.

     The Company believes that its existing call centers are suitable and adequate for its current operations and that each call center currently is substantially or fully utilized during peak (weekday) periods. The Company believes that additional call centers will be required in 1998 and 1999 to support continued growth. Due to the inbound nature of the Company's business, the Company experiences significantly higher capacity utilization during peak periods than during off-peak (night and weekend) periods. The Company has been and will be required to open or expand call centers to create the additional peak period capacity necessary to accommodate new or expanded customer care programs. The opening or expansion of a call center may result, at least in the short term, in excess capacity during peak periods until any new or expanded program is implemented fully. The Company may enter into additional contracts to provide certain outbound customer care services and consider acquiring a complementary service provider, such as a company that provides primarily outbound teleservices to improve call center utilization during off-peak periods.

ITEM 3.  LEGAL PROCEEDINGS.

     In late November 1996, CompuServe notified TeleTech that CompuServe was withdrawing its WOW! Internet service from the marketplace and that effective January 31, 1997, it would terminate all the programs TeleTech provided to CompuServe. Pursuant to its agreement with TeleTech, CompuServe was entitled to terminate the agreement for reasonable business purposes upon 20 days' advance notice and payment to TeleTech of a termination fee calculated in accordance with the agreement. In December 1996, TeleTech filed suit against CompuServe in the Federal District Court for the Southern District of Ohio to enforce these termination provisions and collect the termination fee. CompuServe filed a counterclaim in December 1996 alleging that the Company breached other provisions of this agreement and seeking unspecified monetary damages. In March 1997, CompuServe asserted a right to offset certain accounts receivable it owes to the Company for services rendered against the amount that may be awarded to CompuServe on its counterclaim, if any. These accounts receivable total $4.3 million. In mid-1997, because of the proposed acquisition of CompuServe by WorldCom, the parties agreed to delay proceedings in the lawsuit. In December 1997, proceedings related to the lawsuit were recommenced and currently are moving forward. Although the Company believes that these legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations, the ultimate outcome of the proceedings is uncertain. (See Note 8 of "Notes to Consolidated and Combined Financial Statements.")

     From time to time, the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of its fiscal year ended December 31, 1997.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         In August 1996, the Company completed an initial public offering of the common stock (the Initial Public Offering) at an initial price to public of $14.50 per share. The market price of the common stock has been highly volatile and could continue to be subject to wide fluctuations in response to quarterly variations in operating results; announcements of new contracts or contract cancellations; announcements of technological innovations or new products or services by the Company or its competitors; changes in financial estimates by securities analysts; or other events or factors. The market price of the common stock also may be affected by the Company's ability to meet analysts' expectations, and any failure to meet such expectations, even if minor, could have a material adverse effect on the market price of the common stock.

         The common stock is traded on the Nasdaq National Market under the symbol "TTEC." The following table sets forth the range of the high and low closing sale prices of the common stock for the fiscal quarters indicated as reported on the Nasdaq National Market:

                                                            HIGH       LOW
Third Quarter 1996 (from August 1, 1996) . . . . . . .      38         16-7/8
Fourth Quarter 1996. . . . . . . . . . . . . . . . . .      36-1/2     25
First Quarter 1997 . . . . . . . . . . . . . . . . . .      34-1/4     17-1/4
Second Quarter 1997. . . . . . . . . . . . . . . . . .      27-1/8     16-5/8
Third Quarter 1997 . . . . . . . . . . . . . . . . . .      25-1/2     12-7/8
Fourth Quarter 1997. . . . . . . . . . . . . . . . . .      14-5/16    9-7/8

         As of December 31, 1997, there were 56,311,143 shares of common stock outstanding, held by approximately 124 shareholders of record.

         TeleTech did not declare or pay any dividends on its common stock in 1997 and it does not expect to do so in the foreseeable future. The board of directors anticipates that all cash flow generated from operations in the foreseeable future will be retained and used to develop and expand TeleTech's business. Any future payment of dividends will depend upon TeleTech's results of operations, financial condition, cash requirements and other factors deemed relevant by the board of directors.

         The registration statement for the Company's Initial Public Offering
was declared effective on July 30, 1996.   The net proceeds to the Company
from the Initial Public Offering were $52,565,000. The following is the amount of net offering proceeds used by the Company for each of the purposes listed below. The following use of proceeds does not represent a material change in the use of proceeds described in the Initial Public Offering prospectus.

                           Direct or indirect payments to
                           directors, officers, general
                           partners of the issuer or their
                           associates; to persons owning
                           10% or more of any class of
                           equity securities of the issuer;   Direct or indirect
                           and to affiliates of the issuer    payments to others
                           -------------------------------    ------------------
Purchase and installation
 of machinery and equipment                                        $   968,000

Acquisition of other
 business                                                            2,337,000

Repayment of indebtedness                                            9,950,000

Working capital                        $500,000                      9,545,000

TEMPORARY INVESTMENT

Morgan Stanley Cash
 Management Account                                                 26,077,000
Wells Fargo Cash
 Management Account                                                  2,200,000

OTHER PURPOSES

Acquisition of 98,810
 shares of Treasury stock                                             988,000

ITEM 6.  SELECTED FINANCIAL DATA.

          The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and the related notes appearing elsewhere in this report.

                                      ELEVEN
                                   MONTHS ENDED            YEAR ENDED DECEMBER 31,
                                   DECEMBER 31,  -------------------------------------------
                                       1993        1994        1995        1996       1997
                                   ------------  -------     -------     --------   --------
                                       (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
STATEMENT OF OPERATIONS DATA:
Revenues                             $19,520     $35,462     $50,467     $165,504   $263,477
  Costs of services                   10,727      17,406      27,246       99,539    167,798
  SG&A expenses                        7,956      15,860      18,625       42,753     64,636
                                     -------     -------     -------     --------   --------
Income from operations                   837       2,196       4,596       23,212     31,043
Other income (expense)                  (299)       (481)      2,489(1)       133      2,526
Provision for (benefit of)
 income taxes                            (10)         20       2,929        9,589     13,296
                                     -------     -------     -------     --------   --------
Net income                           $   548     $ 1,695     $ 4,156(1)  $ 13,756   $ 20,273
                                     -------     -------     -------     --------   --------
                                     -------     -------     -------     --------   --------

Pro forma net income                 $   299(2)  $ 1,037(2)
                                     -------     -------     -------     --------   --------
                                     -------     -------     -------     --------   --------
Net income per share:
  Basic                              $   .01(2)  $   .03(2)  $   .08(1)  $    .26   $    .36

  Diluted                            $   .01(2)  $   .02(2)  $   .08(1)  $    .24   $    .34

Average shares outstanding:
  Basic                               40,700      40,700      51,046       52,779     56,079
  Diluted                             43,753      43,753      54,304       56,409     59,247

OPERATING DATA:
Number of production
 workstations                            560         560         960        5,500      6,500
Number of call centers                     2           2           3           14         17

BALANCE SHEET DATA:
Working capital (deficit)            $  (228)    $  (780)    $11,305     $ 87,575   $ 79,436
Total assets                          12,034      10,102      30,583      143,378     81,803
Long-term debt, net of
 current portion                       3,528       2,463       3,590        9,937      8,915

  Total stockholders' equity             942       2,197       3,791      106,315    133,010

-------------
(1) Includes the $2.4 million pretax net proceeds of a one-time payment made by a former client to TeleTech in connection with such client's early termination of a contract.

(2) During 1993 and 1994, the Company was an S corporation and, accordingly, was not subject to federal income taxes. Pro forma net income includes a provision for income taxes at an effective rate of 44.4% for the 11 months ended December 31, 1993, and 39.5% for the year ended December 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     TeleTech generates its revenues by providing customer care solutions, both from TeleTech-leased call centers (fully outsourced) and client-owned call centers (facilities management). The Company bills for its services based on the amount of time representatives devote to a client's program, and revenues are recognized as services are provided. The Company seeks to enter into multiyear contracts with its clients that cannot be terminated early except upon the payment of a contractually agreed amount. The majority of the Company's revenues are, and the Company anticipates that the majority of its future revenues will continue to be, from multiyear contracts. However, the Company does provide some significant programs on a short-term basis. The Company's agreements with its clients do not ensure that TeleTech will generate a specific level of revenue and may be canceled by the clients on short notice.

     TeleTech's profitability is influenced significantly by its call center capacity utilization. The Company seeks to optimize new and existing call center capacity utilization during both peak (weekday) and off-peak (night and weekend) periods to achieve maximum fixed cost absorption. The Company has experienced excess capacity when a large client program is terminated, completed or significantly reduced. For example, the Company's capacity utilization was adversely affected in the second half of 1997 when one of the Company's telecommunications clients changed its marketing strategy, which resulted in significantly reduced call volumes in the Company's program for this client.
The Company carefully plans the development and opening of new call centers to minimize the financial impact resulting from excess capacity. To enable the Company to respond rapidly to changing market demands, implement new programs and expand existing programs, TeleTech may require additional call center capacity. TeleTech expects to open call centers in Moundsville, West Virginia; Uniontown, Pennsylvania; and Mexico City in the first half of 1998.
Typically, the Company's obligation to make lease payments under new leases does not begin until the Company first occupies the facility, which gives the Company flexibility in determining when to commence call center operations in each facility. In planning the opening of new call centers or the expansion of existing call centers, management considers numerous factors that affect its capacity utilization, including anticipated expirations, reductions, terminations or expansions of existing programs, and the size and timing of new client contracts that the Company expects to obtain. In addition, the Company has concentrated its marketing efforts toward obtaining larger, more complex, strategic customer care programs. As a result, the time required to negotiate and execute an agreement with the client has increased. If, prior to the opening or expansion of a call center, the Company has not contracted with clients for the provision of services, TeleTech may experience, at least in the short term, excess call center capacity. Management anticipates sufficient future business to utilize the additional capacity that will be provided by these facilities.

     The Company records costs specifically associated with client programs as costs of services. These costs, which include direct labor wages and benefits, telecommunication charges, sales commissions and certain facility costs, are primarily variable in nature. All other expenses of operations, including technology support, sales and marketing, human resource management and other administrative functions and call center operational expenses that are not allocable to specific programs, are recorded as selling, general and administrative (SG&A) expenses. SG&A expenses tend to be either semivariable or fixed in nature. Historically, the majority of the Company's operating expenses have consisted of labor costs. Accordingly, representative wage rates, which comprise the majority of the Company's labor costs, have been and are expected to continue to be a key component of the Company's expenses.

     The cost characteristics of TeleTech's fully outsourced programs differ significantly from the cost characteristics of its facilities management programs. Under facilities management programs, call centers and the related equipment are owned by the client but are staffed and managed by TeleTech. Accordingly, facilities management programs have higher costs of services as a percentage of revenues and lower SG&A expenses as a percentage of revenues than fully outsourced programs. As a result, the Company expects that its overall gross margin will continue to fluctuate as revenues attributable to fully outsourced programs vary in proportion to revenues attributable to facilities management programs. Based on the foregoing, management believes that the Company's operating margin, which is income from operations expressed as a percentage of revenues, is a better measure of "profitability" on a period-to-period basis than gross margin. Operating margin may be less subject to fluctuation as the proportion of the Company's business portfolio attributable to fully outsourced programs versus facilities management programs changes. The Company's first facilities management agreement began in the second quarter of 1996, and revenue from facilities management contracts represented 32% of consolidated revenues in 1997.

     TeleTech's revenues and income from operations have grown significantly over the past three years. During this period, the Company's revenues have grown from $50.5 million in 1995 to $263.5 million in 1997, and operating income has increased from $4.6 million in 1995 to $31.0 million in 1997. Management attributes this growth to the successful implementation of the Company's strategy of developing long-term relationships with large corporate clients in targeted industries and the Company's resulting ability to spread its fixed costs over a larger revenue base.

     During the second quarter of 1997, the Company and GTE announced that they entered into a five-year master agreement, which is renewable for two additional one-year terms, under which the Company will provide support for a new national sales service and marketing unit of GTE. Revenues from GTE represented 16% of the Company's consolidated revenues for the year ended December 31, 1997.

     The Company acquired Telemercadeo Integral, S.A. (TMI) in May 1997 for consideration of $4.2 million, consisting of 100,000 shares of the Company's common stock and cash of $2.2 million. TMI is an inbound customer care provider in Mexico City. The results of TMI were not significant to the 1997 consolidated results of the Company.

     The Company acquired TeleTech International Pty Limited, formerly Access 24 Services Corporation Pty Limited (together with its subsidiaries, "Access 24"), effective January 1, 1996, for consideration of $2.3 million in cash, 970,240 shares of common stock and costs of the acquisition for a total consideration of $7.6 million. Access 24 is headquartered in Sydney, Australia, with call centers in Australia and New Zealand.

RESULTS OF OPERATIONS

     The following table sets forth certain income statement data as a percentage of revenues:

                                            1995      1996      1997
                                           ------    ------    ------
        Revenues                           100.0%    100.0%    100.0%
        Costs of service                    54.0      60.1      63.7
        SG&A expenses                       36.9      25.8      24.5
        Income from operations               9.1      14.0      11.8
        Other income (expense)               4.9(1)    0.1       1.0
        Provision for income taxes           5.8       5.8       5.0
        Net income                           8.2(1)    8.3       7.7

--------------------
(1) Includes the $2.4 million pretax net proceeds of a one-time payment made by a former client to TeleTech in the first quarter of 1995 in connection with such client's early termination of a contract (the One-Time Payment).

1997 COMPARED TO 1996

     REVENUES. Revenues increased $98.0 million, or 59.2%, to $263.5 million in 1997 from $165.5 million in 1996. The increase resulted from $73.1 million in revenues from new clients and $62.8 million in increased revenues from existing clients. These increases were offset in part by contract expirations and other client reductions, including the loss of $21.3 million from the termination of the CompuServe contract in the first quarter of 1997, which in 1996 accounted for 14% of consolidated revenues. Revenues for 1997 include approximately $84.0 million from facilities management contracts as compared with $48.4 million during 1996.

     COSTS OF SERVICES. Costs of services increased $68.3 million, or 68.6%, to $167.8 million in 1997 from $99.5 million in 1996. Costs of services as a percentage of revenues increased from 60.1% in 1996 to 63.7% in 1997. This increase in the costs of services as a percentage of revenues is a result of reduced capacity utilization due to lower third and fourth quarter volumes in two significant client programs. These lower volumes resulted from a labor strike experienced by a client in the transportation industry coupled with increased efficiencies in this client's call centers and a reduction in marketing spending by a telecommunications client.

     SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased $21.9 million, or 51.2%, to $64.6 million in 1997, from $42.8 million in 1996. This increase is almost entirely the result of the increased level of operations during 1997. SG&A expenses as a percentage of revenues decreased from 25.8% in 1996 to 24.5% in 1997.

     INCOME FROM OPERATIONS. As a result of the foregoing factors, income from operations increased $7.8 million, or 33.7%, to $31.0 million in 1997 from $23.2 million in 1996. Income from operations as a percentage of revenues decreased from 14% in 1996 to 11.8% in 1997. Income from operations as a percentage of revenues has declined from 14.1% in the first quarter of 1997 to 9.3% in the fourth quarter of 1997. This decline resulted from the reduced capacity utilization and lower revenue due to lower third and fourth quarter volumes associated with two significant clients in the telecommunications and transportation industries. The Company believes its operating margin in the first half of 1998 will approximate the 1997 fourth quarter operating margin of 9.3% as the Company replaces volumes lost during the second half of 1997 from these two programs. Operating margin is expected to improve in the last half of 1998 as capacity utilization increases as new clients are added.

     OTHER INCOME (EXPENSE). Other income increased $2.4 million to $2.5 million in 1997 compared to $133,000 in 1996. Interest expense decreased $42,000 to $1.0 million in 1997, compared to $1.1 million in 1996. This decrease is primarily the result of a slight decrease in borrowings under capital leases during 1997. Interest income increased $2.0 million to $3.3 million in 1997 compared to $1.3 million in 1996. This increase is the result of the increase in invested funds during 1997 arising from the proceeds of the Company's two public stock offerings during the second half of 1996.

      INCOME TAXES. The Company's effective tax rate decreased from 41.1% in 1996 to 39.6% in 1997. This is primarily the result of decreased state income taxes resulting from tax credits received from certain states for employment incentives as well as an increased tax benefit on the Company's United Kingdom operations.

      NET INCOME. As a result of the foregoing factors, net income increased $6.5 million, or 47.4 %, to $20.3 million in 1997 from $13.8 million in 1996.

1996 COMPARED TO 1995

     REVENUES. Revenues increased $115.0 million, or 228%, to $165.5 million in 1996 from $50.5 million in 1995. The increase resulted from $13.3 million in revenues of Access 24, acquired in the first quarter of 1996; $55.9 million in revenues from new clients (including $48.4 million attributable to facilities management agreements); and $61.3 million in increased revenues from existing clients. These increases were offset in part by contract expirations and other client reductions, including the loss of $7.9 million in revenues due to the expiration of the Continental Airlines contract in the first quarter of 1996.

     COSTS OF SERVICES. Costs of services increased $72.3 million, or 265%, to $99.5 million in 1996 from $27.2 million in 1995. Costs of services as a percentage of revenues increased from 54% in 1995 to 60.1% in 1996. This increase in the costs of services as a percentage of revenues is a result of the higher proportion of revenues received in 1996 from the Company's facilities management programs, under which the Company commenced significant operations in April 1996. These programs have higher costs of services as a percentage of revenues than fully outsourced programs and correspondingly lower levels of SG&A. There were no facilities management program revenues in 1995.

     SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased $24.1 million, or 129.5%, to $42.8 million in 1996 from $18.6 million in 1995. This increase is almost entirely the result of the increased level of operations during 1996. SG&A expenses as a percentage of revenues decreased from 36.9% in 1995 to 25.8% in 1996, primarily due to the impact of the Company's facilities management programs, which have significantly lower levels of SG&A expenses, and also as a result of the spreading of fixed costs over a larger revenue base.

     INCOME FROM OPERATIONS. As a result of the foregoing factors, income from operations increased $18.6 million, or 405%, to $23.2 million in 1996 from $4.6 million in 1995. Income from operations as a percentage of revenues increased from 9.1% in 1995 to 14% in 1996.

     OTHER INCOME (EXPENSE). Other income decreased $2.4 million to $133,000 in 1996 compared to $2.5 million in 1995, which is primarily due to the impact of the One-Time Payment during the first quarter of 1995. Interest expense increased $621,000 to $1.1 million in 1996 compared to $459,000 in 1995. This increase is primarily the result of increased borrowings under capital leases during 1996. Interest income increased $762,000 to $1.3 million in 1996 compared to $577,000 in 1995. This increase is the result of the significant increase in invested funds arising from the proceeds of the Company's two public stock offerings during the second half of 1996.

     NET INCOME. As a result of the foregoing factors, net income increased $9.6 million, or 231%, to $13.8 million in 1996 from $4.2 million in 1995. Excluding the One-Time Payment, net income in 1995 would have been $2.6 million. Accordingly, net income would have increased $11.2 million, or 430%, in 1996 compared to 1995.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has a $15.0 million unsecured revolving operating line of credit that expires on May 31, 1998. Borrowings under this line bear interest at various rates that are selected by the Company each time a draw is made. There currently are no outstanding borrowings under this facility. Under this line of credit, the Company has agreed to maintain certain financial ratios and capital expenditure limits. The Company is in compliance with all covenants of this agreement. The Company currently is negotiating a new, unsecured revolving line of credit that will increase the amount available for borrowing.

     In addition, the Company has a master lease agreement under which the Company may lease equipment up to an aggregate value of $15.0 million. As of December 31, 1997, amounts outstanding under this agreement were approximately $8.0 million. Lease rates under this agreement are based upon a 125 basis point spread over three-year

U.S. Treasury notes.

     Cash provided by operating activities was $30.2 million in 1997 as compared to $8.8 million in 1996. Cash provided by operating activities consists of $30.9 million of total net income before depreciation, amortization and other non-cash charges, offset in part by $653,000 of changes in working capital.

     The amount of cash used by the Company in investing activities was $30.2 million in 1997. During 1997, the Company's capital expenditures (exclusive of $4.3 million in assets acquired under capital leases) were $32.5 million, and the Company used $2.4 million for the TMI acquisition. Cash used in investing activities was $69.2 million for 1996 resulting primarily from $7.4 million in capital expenditures and $61.2 million in increased short-term investments resulting from the public stock offerings.

     Historically, capital expenditures have been, and future capital expenditures are anticipated to be, primarily for the development of call center facilities, the acquisition of equipment to support expansion of the Company's existing call centers, and expansion of the Company's call and data management systems and management information systems. The Company currently expects total capital expenditures in 1998 to be approximately $45.0 million to $50.0 million. The Company expects that such capital expenditures will be used primarily to open up to three new U.S. and three new international call centers during 1998. Such expenditures will be financed with internally generated funds, existing cash investments and additional borrowings. As of December 31, 1997, the Company had not contractually committed to any significant capital expenditures. The level of capital expenditures incurred in 1998 will be dependent upon new client contracts obtained by the Company and the corresponding need for additional capacity. In addition, if the Company's future growth is generated through facilities management contracts, the anticipated level of capital expenditures could be reduced significantly.

     Cash provided by financing activities in 1997 was $944,000. This primarily resulted from the exercise of stock options and the related tax benefit offset in part by capital lease and long-term debt payments. In 1996, cash provided by financing activities of $65.9 million resulted primarily from the proceeds from the Company's two public stock offerings during 1996.

     The Company believes that existing cash and short-term investments together with available borrowings under its line of credit and master lease agreements will be sufficient to finance the Company's current operations, planned capital expenditures and anticipated growth through 1998. However, if the Company were to make any significant acquisitions for cash, it may be necessary for the Company to obtain additional debt or equity financing. The Company is engaged in ongoing evaluations of, and discussions with, third parties regarding possible acquisitions; however, the Company currently has no definitive agreements with respect to any significant acquisitions.

YEAR 2000 ISSUES

     The Company utilizes a significant number of computer software programs and operating systems over its entire organization. In addition, the Company's systems must interface with various information systems of its clients. The Company has made a preliminary determination that it will not incur any significant costs to prepare its systems for the Year 2000. The Company will begin working with its clients in 1998 to determine if there are Year 2000 issues that may impact the client systems in which the Company interfaces.

FORWARD-LOOKING STATEMENTS

     All statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this annual report that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements include (i) anticipated operating margins for the first half of 1998 and the Company's expectation that operating margins will improve in the second half of

1998; (ii) the expected opening of additional call centers in 1998 and the Company's expectation that there will be sufficient business to utilize existing and additional call center capacity; (iii) the amount and nature of planned capital expenditures; (iv) the Company's belief that existing cash, short-term investments and available borrowing will be sufficient to finance the Company's near-term operations; (v) the Company's assessment of the impact of the Year 2000 issues; and (vi) statements relating to the Company or its operations that are preceded by terms such as "anticipates," "expects," "believes" and similar expressions.

     The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements as a result of various factors, including the following: TeleTech's agreements with clients do not ensure that TeleTech will generate a specific level of revenue and may be canceled by the clients on short notice. The amount of revenue TeleTech generates from a particular client is dependent upon customers' interest in and use of the client's products or services, some of which are recently introduced or untested. Any event that adversely affects the demand for and customers' use of a client's products or services, whether increased competition, labor shortage or strike, unavailability of raw materials or otherwise, may adversely affect the Company's revenues attributable to such client program. The loss of a significant client or the termination, reduction or completion of a significant client program may have a material adverse effect on TeleTech's capacity utilization and results of operations. See "Business-Risk Factors" in the Company's annual report on Form 10-K for other factors that may cause actual results to differ materially from the forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements required by this item are located beginning on page 32 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          There is hereby incorporated by reference the information to appear in TeleTech's definitive proxy statement for its 1998 Annual Meeting of Stockholders under the captions "Information Concerning the Nominees for Election as Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers."


ITEM 11.  EXECUTIVE COMPENSATION.

          There is hereby incorporated by reference the information to appear under the caption "Executive Officers Executive Compensation" in TeleTech's definitive proxy statement for its 1998 Annual Meeting of Stockholders, provided, however, that neither the Report of the Compensation Committee on Executive Compensation nor the performance graph set forth therein shall be incorporated by reference herein or in any of the Company's previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          There is hereby incorporated by reference the information to appear under the caption "Security Ownership of Certain Beneficial Owners and Management" in TeleTech's definitive proxy statement for its 1998 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

          There is hereby incorporated by reference the information to appear under the caption "Certain Relationships and Related Party Transactions" in TeleTech's definitive proxy statement for its 1998 Annual Meeting of Stockholders.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

     (1)  Consolidated Financial Statements
          The Index to Financial Statements is set forth on page 30 of this report.

     (2)  Financial Statement Schedules
          Schedule II - Valuation and Qualifying Accounts and Reserves of TeleTech Holdings, Inc. for periods ending December 31, 1997, 1996, and 1995

     (3)  Exhibits

EXHIBIT
   NO.    DESCRIPTION
-------   -----------
  3.1     Restated Certificate of Incorporation of TeleTech [1] {Exhibit 3.1}

  3.2     Amended and Restated Bylaws of TeleTech [1] {Exhibit 3.2}

  4.1     Amended and Restated Investment Agreement dated August 6, 1996, among
          TeleTech, TeleTech Investors General Partnership, Alan Silverman,
          Susan Silverman and Jack Silverman [1] {Exhibit 4.1}

  4.2     Stock Transfer and Registration Rights Agreement dated as of
          January 1, 1996, among TeleTech, Access 24 Holdings Pty Limited,
          Bevero Pty Limited and Access 24 Service Corporation Pty Limited [1]
          {Exhibit 4.2}

 10.1     Employment Agreement dated as of January 1, 1995, between Joseph D.
          Livingston and TeleTech [1] {Exhibit 10.2}

 10.2     Amendment to the Employment Agreement between Joseph D. Livingston and
          TeleTech dated May 14, 1996 [1] {Exhibit 10.3}

 10.3     Employment Agreement dated as of April 1, 1996, between Steven B.
          Coburn and TeleTech [1] {Exhibit 10.4}

 10.4     TeleTech Holdings, Inc. Stock Plan, as amended and restated [1]
          {Exhibit 10.7}

 10.5     TeleTech Holdings, Inc. Directors Stock Option Plan [1] {Exhibit 10.8}

 10.6     Form of Client Services Agreement, 1996 version [1] {Exhibit 10.12}

 10.7     Agreement for Call Center Management between United Parcel General
          Services Co. and TeleTech [1] {Exhibit 10.13}

EXHIBIT
   NO.    DESCRIPTION
-------   -----------
 10.8     Business Loan Agreement dated March 29, 1996, among TeleTech
          Telecommunications, Inc., TeleTech Teleservices, Inc. and TeleTech, as
          borrower, and First Interstate Bank of California, as lender; addendum dated March 29, 1996 [1] {Exhibit 10.15}

 10.9     Master Lease Agreement dated as of July 11, 1995, among First
          Interstate Bank of California, TeleTech, TeleTech Telecommunications,
          Inc. and TeleTech Teleservices, Inc. [1] {Exhibit 10.17}

 10.10    TeleTech Holdings, Inc. Employee Stock Purchase Plan [3]
          {Exhibit 10.22}

 10.11*   Employment Agreement dated as of January 1, 1998, between Kenneth D.
          Tuchman and TeleTech

 10.12*   Client Services Agreement dated May 1, 1997, between TeleTech Customer
          Care Management (Telecommunications), Inc. and GTE Card Services
          Incorporated d/b/a GTE Solutions

 21.1*    List of subsidiaries

 23.1* Consent of Arthur Andersen LLP to incorporation by reference of the financial statements into TeleTech's previously filed Registration
          Statement on Form S-8 (Registration No. 333-17569)

 27*      Financial Data Schedule

--------------
*    Filed herewith.

[ ] Such exhibit previously filed with the Securities and Exchange Commission as exhibits to the filings indicated below, under the exhibit number indicated in brackets { }, and is incorporated by reference.

[1] TeleTech's Registration Statement on Form S-1, as amended (Registration Statement No. 333-04097).

[2] TeleTech's Registration Statements on Form S-1, as amended (Registration Statement Nos. 333-13833 and 333-15297).

[3]  TeleTech's Annual Report on Form 10-K for the year ended December 31, 1996.


(b)  Report on Form 8-K
        None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on March 20, 1998.

                               TELETECH HOLDINGS, INC.


                               /s/ Kenneth D. Tuchman
                               -------------------------------------
                               Kenneth D. Tuchman
                               Chairman of the Board of Directors,
                               President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 20, 1998, by the following persons on behalf of the registrant and in the capacities indicated:

SIGNATURE                   TITLE
---------                   -----

/s/ KENNETH D. TUCHMAN      Chairman of the Board, President and Chief
----------------------      Executive Officer (Principal Executive Officer)
Kenneth D. Tuchman


/s/ STEVEN B. COBURN        Chief Financial Officer (Principal Financial
----------------------      and Accounting Officer)
Steven B. Coburn


/s/ ROD DAMMEYER            Director
----------------------
Rod Dammeyer

/s/ ALAN SILVERMAN          Director
----------------------
Alan Silverman

/s/ STUART SLOAN            Director
----------------------
Stuart Sloan

/s/ SAMUEL ZELL             Director
----------------------
Samuel Zell

                         INDEX TO FINANCIAL STATEMENTS
                            TELETECH HOLDINGS, INC.


                                                                PAGE
                                                                ----
Report of Independent Public Accountants                          31
Consolidated Balance Sheets as of December 31, 1996, and 1997     32
Consolidated Statements of Income for the Years Ended
 December 31, 1995, 1996, and 1997                                34
Consolidated Statements of Stockholders' Equity for
 the Years Ended December 31, 1995, 1996, and 1997                35
Consolidated Statements of Cash Flows for the Years
 Ended December 31, 1995, 1996, and 1997                          37
Notes to Consolidated Financial Statements for the
 Years Ended December 31, 1995, 1996, and 1997                    39

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TeleTech Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of TELETECH HOLDINGS, INC. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleTech Holdings, Inc. and subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Denver, Colorado
February 6, 1998 (except for the matter discussed in Note 17, as to which the date is February 17, 1998)

                            TELETECH HOLDINGS, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                                 DECEMBER 31,
                             ASSETS                                            1996       1997
                             ------                                          --------   --------
CURRENT ASSETS:
   Cash and cash equivalents                                                 $  5,564   $  6,673
   Short-term investments                                                      71,573     69,633
   Accounts receivable, net of allowance for
       doubtful accounts of $1,462 and $2,312, respectively                    31,731     37,818
   Prepaids and other assets                                                    4,141      1,141
   Deferred tax asset                                                           1,128      2,902
                                                                             --------   --------

       Total current assets                                                   114,137    118,167
                                                                             --------   --------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
       of $11,231 and $20,593, respectively                                    23,684     49,948
                                                                             --------   --------

OTHER ASSETS:
   Deferred contract costs, net of amortization
       of $1,658 and $2,361, respectively                                         703          -
   Long-term accounts receivable                                                   -       4,274
   Goodwill, net of amortization of $238 and $587,
       respectively                                                             3,257      7,295
   Investment in affiliated company accounted for
       under the equity method                                                    679        981
   Other assets                                                                   918      1,138
                                                                             --------   --------

       Total assets                                                          $143,378   $181,803
                                                                             --------   --------
                                                                             --------   --------

     The accompanying notes are an integral part of these balance sheets.

                             TELETECH HOLDINGS, INC.
                                 AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                  DECEMBER 31,
            LIABILITIES AND STOCKHOLDERS' EQUITY                               1996           1997
                                                                             --------       --------
CURRENT LIABILITIES:
   Current portion of long-term debt                                         $  4,985       $  5,561
   Accounts payable                                                             6,108          7,359
   Accrued employee compensation                                                8,484         12,012
   Accrued income taxes                                                         2,952          1,803
   Other accrued expenses                                                       3,246         10,524
   Customer advances, deposits and deferred income                                787          1,472
                                                                             --------       --------
       Total current liabilities                                               26,562         38,731

DEFERRED TAX LIABILITIES                                                          564          1,147

LONG-TERM DEBT, net of current portion:
   Capital lease obligations                                                    9,675          8,547
   Other debt                                                                     262            368
                                                                             --------       --------
       Total liabilities                                                       37,063         48,793
                                                                             --------       --------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
   Common stock; $.01 par value; 150,000,000 shares authorized;
    55,811,840 and 56,409,953 shares, respectively, issued; and
    55,713,030 and 56,311,143 shares, respectively, outstanding                   558            564
   Additional paid-in capital                                                  92,030         99,339
   Cumulative translation adjustment                                               98           (922)
   Unearned compensation-restricted stock                                        (254)          (127)
   Treasury stock, 98,810 shares, at cost                                        (988)          (988)
   Retained earnings                                                           14,871         35,144
                                                                             --------       --------
       Total stockholders' equity                                             106,315        133,010
                                                                             --------       --------
       Total liabilities and stockholders' equity                            $143,378       $181,803
                                                                             --------       --------
                                                                             --------       --------

     The accompanying notes are an integral part of these balance sheets.

                             TELETECH HOLDINGS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                   (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                1995           1996         1997
                                                              --------       --------     --------
REVENUES                                                       $50,467       $165,504     $263,477
                                                              --------       --------     --------
OPERATING EXPENSES:
  Costs of services                                             27,246         99,539      167,798
  Selling, general and administrative expenses                  18,625         42,753       64,636
                                                              --------       --------     --------
       Total operating expenses                                 45,871        142,292      232,434
                                                              --------       --------     --------

INCOME FROM OPERATIONS                                           4,596         23,212       31,043

OTHER INCOME (EXPENSE):
  Interest expense                                                (459)        (1,080)      (1,038)
  Interest income                                                  577          1,339        3,345
  Equity in income (losses) of affiliated company                    -            (70)         302
  Other (Note 14)                                                2,371            (56)         (83)
                                                              --------       --------     --------
                                                                 2,489            133        2,526
                                                              --------       --------     --------
INCOME BEFORE INCOME TAXES                                       7,085         23,345       33,569

       Provision for Income Taxes                                2,929          9,589       13,296
                                                              --------       --------     --------

NET INCOME                                                    $  4,156       $ 13,756     $ 20,273
                                                              --------       --------     --------
                                                              --------       --------     --------
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                      51,046         52,779       56,079
                                                              --------       --------     --------
                                                              --------       --------     --------
     Diluted                                                    54,304         56,409       59,247
                                                              --------       --------     --------
                                                              --------       --------     --------

NET INCOME PER SHARE
    Basic                                                     $    .08       $    .26     $    .36
                                                              --------       --------     --------
                                                              --------       --------     --------
    Diluted                                                   $    .08       $    .24     $    .34
                                                              --------       --------     --------
                                                              --------       --------     --------

     The accompanying notes are an integral part of these statements.

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
                           (AMOUNTS IN THOUSANDS)


                                              MANDATORILY
                                               REDEEMABLE
                                               CONVERTIBLE                                             COMMON    UNEARNED
                                             PREFERRED STOCK    TREASURY STOCK       COMMON STOCK     STOCK OF  ADDITIONAL
                                             ---------------    --------------     ---------------    COMBINED   PAID-IN
                                             SHARES   AMOUNT    SHARES   AMOUNT    SHARES   AMOUNT    ENTITIES   CAPITAL
                                             ------   ------    ------   ------    ------   ------    --------   --------
BALANCES, January 1, 1995                      -      $  -        -      $  -        -      $  -      $   25     $  -
Issuance of Preferred Stock                   1,860    12,000
Reclassify retained earnings to additional
  paid in capital upon termination of
  S corporation election                                                                                           2,172
Stock exchange                                                                     40,700       407      (25)       (325)
Distribution to stockholder
Net income
Dividends accrued on Preferred Stock                      867
                                            -------  --------  --------  -------  -------   -------   ------     -------

BALANCES, December 31, 1995                   1,860    12,867     -         -      40,700       407     -          1,847
Purchase of Access 24                                                                 970        10    4,841       4,851
Translation adjustments
Dividends on Preferred Stock                              422
Issuance of restricted stock                                                           76         1                  379
Compensation expense on restricted stock
Conversion of Preferred Stock                (1,860)  (13,289)                      9,300        93               13,196
Public offerings of common stock                                                    4,600        46               69,910
Acquisition of treasury stock                                       99      (988)
Exercise of stock options                                                             166         1                  249
Tax benefit of stock option exercises
Net income                                                                                                         1,608
                                            -------  --------  --------  -------  -------   -------   ------     -------

BALANCES, December 31, 1996                    -         -          99      (988)  55,812       558     -         92,030
Employee stock purchase plan                                                           28                            440
Acquisition of TMI                                                                    100         1     -          1,797
Translation adjustments
Compensation expense on restricted stock
Exercise of stock options                                                             470         5                1,912
Tax benefit of stock option exercises                                                                              3,160
Net income
                                            -------  --------  --------  -------            -------   ------     -------
BALANCES, December 31, 1997                    -     $   -          99   $  (988)  56,410   $   564   $ -        $99,339
                                            -------  --------  --------  -------  -------   -------   ------     -------
                                            -------  --------  --------  -------  -------   -------   ------     -------

                                                           UNEARNED
                                             CUMULATIVE   COMPENSATION              TOTAL
                                             TRANSLATION   RESTRICTED   RETAINED  STOCKHOLDERS
                                             ADJUSTMENT      STOCK      EARNINGS    EQUITY
                                             ----------      -----      --------    ------
BALANCES, January 1, 1995                     $  -         $   -        $ 2,172   $   2,197
Issuance of Preferred Stock                                                            -
Reclassify retained earnings to additional
  paid in capital upon termination of
  S corporation election                                                 (2,172)       -
Stock exchange                                                              (57)       -
Distribution to stockholder                                                          (1,695)
Net income                                                                4,156       4,156
Dividends accrued on Preferred Stock                                       (867)       (867)
                                              -------      --------     -------   ---------
BALANCES, December 31, 1995                      -             -          1,537       3,791
Purchase of Access 24                                                                 4,851
Translation adjustments                            98                                    98
Dividends on Preferred Stock                                               (422)       (422)
Issuance of restricted stock                                   (380)                   -
Compensation expense on restricted stock                        126                     126
Conversion of Preferred Stock                                                        13,289
Public offerings of common stock                                                     69,956
Acquisition of treasury stock                                                          (988)
Exercise of stock options                                                               250
Tax benefit of stock option exercises                                                 1,608
Net income                                                               13,756      13,756
                                              -------      --------     -------   ---------
BALANCES, December 31, 1996                        98          (254)     14,871     106,315
Employee stock purchase plan                                                            440
Acquisition of TMI                                                                    1,798
Translation adjustments                        (1,020)                               (1,020)
Compensation expense on restricted stock                        127                     127
Exercise of stock options                                                             1,917
Tax benefit of stock option exercises                                                 3,160
Net income                                                               20,273      20,273
                                              -------      --------     -------   ---------
BALANCES, December 31, 1997                   $  (922)     $   (127)    $35,144   $ 133,010
                                              -------      --------     -------   ---------
                                              -------      --------     -------   ---------

              The accompanying notes are an integral part of these statements.

                                 TELETECH HOLDINGS, INC.
                                    AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
                                 (AMOUNTS IN THOUSANDS)

                                                            1995          1996      1997
                                                            ----          ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $   4,156    $  13,756   $ 20,273
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                            2,124        7,068     10,595
    Allowance for doubtful accounts                            616          673        850
    Deferred income taxes                                       21         (585)    (1,344)
    Equity in (income) loss of affiliated company               -            70       (302)
    Deferred compensation expense                               -           126        127
    Changes in assets and liabilities:
      Accounts receivable                                   (6,104)     (21,330)   (10,713)

      Prepaids and other assets                                (79)      (1,059)       115

      Deferred contract costs                                 (346)      (2,015)         -

      Accounts payable and accrued expenses                  2,730       12,044     10,159
      Customer advances, deposits and deferred income          149            7        455
                                                        ----------    ---------   --------
      Net cash provided by operating activities              3,267        8,755     30,215
                                                        ----------    ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                         (1,735)     (7,361)   (32,491)
  Purchase of TMI, net of cash acquired                           -           -     (2,440)
  Purchase of Access 24, net of cash acquired                     -      (2,461)         -
  Proceeds from sale of interest in Access 24 UK Limited          -       3,905          -
  Temporary deposit on new call center                            -      (3,000)     3,000
  Changes in accounts payable and
    accrued liabilities related to investing activities           -         916       (190)
  Decrease (increase) in short-term investments             (10,361)    (61,212)     1,940
                                                         ----------   ---------   --------
      Net cash used in investing activities                 (12,096)    (69,213)   (30,181)
                                                         ----------   ---------   --------


          The accompanying notes are an integral part of these statements.

                            TELETECH HOLDINGS, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
                            (AMOUNTS IN THOUSANDS)

                                                          1995        1996        1997
                                                        -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in bank overdraft             $   867     $(1,427)    $    -
  Net increase (decrease) in short-term borrowings          361      (1,000)         -
  Payments on long-term debt                               (625)       (936)       (216)
  Proceeds from long-term debt borrowings                     -          -          510
  Payments under capital lease obligations                 (971)     (1,530)     (4,867)
  Proceeds from common stock issuances                        -      69,956         440
  Proceeds from exercise of stock options                     -         250       1,917
  Tax benefit from stock option exercises                     -       1,608       3,160
  Acquisition of treasury stock                               -        (988)         -
  Payments under subordinated notes payable
   to stockholder                                        (1,104)         -           -
  Distributions to stockholder                           (1,695)         -           -
  Issuance of Preferred Stock                            12,000          -           -
                                                        -------     -------     -------
Net cash provided by financing activities                 8,833      65,933         944
                                                        -------     -------     -------
Effect of exchange rate changes on cash                      -           47         131
                                                        -------     -------     -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     4       5,522       1,109
CASH AND CASH EQUIVALENTS, beginning of period               38          42       5,564
                                                        -------     -------     -------
CASH AND CASH EQUIVALENTS, end of period                $    42     $ 5,564     $ 6,673
                                                        -------     -------     -------
                                                        -------     -------     -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                $   465     $ 1,019     $ 1,168
                                                        -------     -------     -------
                                                        -------     -------     -------
  Cash paid for income taxes                            $ 2,424     $ 6,599     $12,021
                                                        -------     -------     -------
                                                        -------     -------     -------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
  Assets acquired through capital leases                $ 4,106     $10,247     $ 4,264
                                                        -------     -------     -------
                                                        -------     -------     -------
  Stock issued in purchase of Access 24                 $    -      $ 4,851     $    -
                                                        -------     -------     -------
                                                        -------     -------     -------
  Stock issued in purchase of TMI                       $    -      $    -      $ 1,798
                                                        -------     -------     -------
                                                        -------     -------     -------
  Restricted stock issued under employment agreements   $    -      $   380     $    -
                                                        -------     -------     -------
                                                        -------     -------     -------

       The accompanying notes are an integral part of these statements.

                               TELETECH HOLDINGS, INC.
                                   AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997

     TeleTech Holdings, Inc. ("THI" or the "Company") is a provider of outsourced strategic customer care solutions for Fortune 1000 corporations in targeted industries in the United States, United Kingdom, Australia, New Zealand and Mexico. Customer care encompasses a wide range of customer acquisition, retention and satisfaction programs designed to maximize the lifetime value of the relationship between the Company's clients and their customers.

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements are composed of the accounts of THI and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

     The assets and liabilities of the Company's foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income, but is accumulated as a separate component of stockholders' equity. The net effect of translation gains on the Company's Mexican subsidiary is included in determining net income, as Mexico is considered a highly inflationary economy. Foreign currency transaction gains and losses are included in determining net income. Such gains and losses were not material for any period presented.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Amounts paid for software licenses and third-party packaged software are capitalized. Costs relating to the internal development of software are expensed as incurred.

Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, as follows:

     Computer equipment and software    4-5 years
     Telephone equipment                5-7 years
     Furniture and fixtures             5-7 years
     Leasehold improvements             5-7 years
     Vehicles                             5 years

     Assets acquired under capital lease obligations are amortized over the life of the applicable lease of four to seven years (or the estimated useful lives of the

                       TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (CONTINUED)

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

RESEARCH AND DEVELOPMENT

     Research and development costs are charged to operations when incurred and are included in operating expenses. Research and development costs were not material to any periods presented.

DEFERRED CONTRACT COSTS

     The Company previously deferred certain incremental direct costs incurred in connection with preparing to provide services under certain long-term facilities management agreements. Costs that were deferred included the costs of hiring dedicated personnel to manage client-owned facilities, their related payroll and other directly associated costs from the time long-term facilities management agreements were entered into until the beginning of providing services. Such costs were amortized over 12 months. Deferred contract costs at December 31, 1995 and 1996, include costs incurred in preparing to provide services under a five-year agreement entered into in October 1995, under which the Company began providing services during April 1996. For the years ended December 31, 1996 and 1997, the Company recorded amortization expense of $1,658,000 and $703,000, respectively.

INTANGIBLE ASSETS

     The excess of cost over the fair market value of tangible net assets and trademarks of acquired businesses is amortized on a straight-line basis over the periods of expected benefit of 15 to 25 years. Amortization of goodwill for the years ended December 31, 1996 and 1997, was $238,000 and $349,000, respectively.  There was no amortization expense in 1995.

                     TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

     Subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of an intangible asset may warrant revision or that the remaining balance of an intangible asset may not be recoverable. When factors indicate that an intangible asset should be evaluated for possible impairment, the Company uses an estimate of the related business' undiscounted future cash flows over the remaining life of the asset in measuring whether the intangible asset is recoverable. Management does not consider that any provision for impairment of intangible assets is required.

INCOME TAXES

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109), which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets then may be reduced by a valuation allowance for amounts that do not satisfy the realization criteria of SFAS 109.

EARNINGS PER SHARE

     Earnings per share are computed based upon the weighted average number of common shares and common share equivalents outstanding. Pursuant to the Securities and Exchange Commission rules, common stock and common stock equivalent shares issued by the Company at prices below the initial public offering price during the 12-month period prior to the July 1996 offering have been included in the calculation as if they were outstanding for all the periods presented regardless of whether they are antidilutive. On May 14, 1996, the Company approved a five-for-one share common stock split, which was effective on July 31, 1996. Common stock amounts, equivalent share amounts and per share amounts have been adjusted retroactively to give effect to the stock split.

     In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS 128, "Earnings Per Share." Under SFAS 128, primary earnings per share previously required under Accounting Principles Board No. 15 is replaced with basic earnings per share. Basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Fully diluted earnings per share as defined under Accounting Principles Board No. 15 is called diluted earnings per share under SFAS 128. Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. For purposes of the calculation of basic earnings per share for 1995 and 1996, net income was reduced by $867,000 and $422,000, respectively, representing dividends on Preferred Stock, to arrive at net income available for common shareholders. The difference between diluted and basic shares outstanding relates to outstanding stock options.

                     TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

INCREASE IN AUTHORIZED SHARES

     On May 14, 1996, the board of directors authorized an amendment to the Company's Certificate of Incorporation that was effective immediately prior to the closing of the initial public offering of the Company's common stock. The amendment increased the authorized shares of common stock to 150.0 million shares and also authorized the Company to issue up to 10.0 million shares of Preferred Stock.

RESTRICTED STOCK AWARDS

     In January 1996, the Company awarded 76,000 restricted shares of the Company's common stock to certain employees as compensation to be earned over the term of the employees' related employment agreements (three years). The market value of the stock at the date of award was $380,000. This amount has been recorded as unearned compensation-restricted stock and is shown as a separate component of stockholders' equity. For the years ended December 31, 1996 and 1997, the Company recognized compensation expense of $126,000 and $127,000, respectively, related to these awards.

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

LONG-LIVED ASSETS

     Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive

                     TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that the enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS 130 is effective for financial statements for periods beginning after December 15, 1997, and will require additional disclosure in the Company's financial statements.

     In June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Although the adoption of SFAS 131 will require additional disclosure in the Company's financial statements, the Company has not yet determined those additional disclosures.

(2)  CONCENTRATIONS

     The Company's revenues from major customers (revenues in excess of 10% of total sales) are from entities involved in the telecommunications, technology and transportation industries. The revenues from such customers as a percentage of total sales for each of the three years ended December 31, 1997, are as follows:

                                  1995    1996    1997
                                  ----    ----    ----
               Customer  A         31%     27%     19%
               Customer  B         18%      1%      -
               Customer  C          3%     14%      2%
               Customer  D          -      28%     24%
               Customer  E          -       -      16%
                                   --      --      --
                                   52%     70%     61%
                                   --      --      --
                                   --      --      --

     At December 31, 1997, accounts receivable from Customers A, C, D and E were $6.2 million, $4.3 million, $4.3 million and $8.4 million, respectively.

                     TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

At December 31, 1996, accounts receivable from Customers A, C and D were $8.9 million, $3.1 million and $6.3 million, respectively. There were no other customers with receivable balances in excess of 10% of consolidated accounts receivable.

     The loss of one or more of its significant customers could have a material adverse effect on the Company's business, operating results or financial condition. To limit the Company's credit risk, management performs ongoing credit evaluations of its customers and maintains allowances for potentially uncollectible accounts. Although the Company is directly impacted by economic conditions in the telecommunications, technology, transportation, healthcare and financial services industries, management does not believe significant credit risk exists at December 31, 1997.

GEOGRAPHIC AREA INFORMATION

     Prior to 1996, the Company operated exclusively within the United States. Geographic area information for the years ended December 31, 1996 and 1997, is as follows (in thousands):

                                         UNITED     ASIA
                                         STATES    PACIFIC    OTHER    TOTAL
                                        --------   -------   ------   --------
DECEMBER 31, 1997:
Revenues                                $227,660    29,790    6,027   $263,477
Income (loss) before income taxes         30,880     3,647     (958)    33,569
Assets                                   149,197    18,564   14,042    181,803

DECEMBER 31, 1996:
Revenues                                $151,596   $13,264   $  644   $165,504
Income (loss) before income taxes         22,163     1,750     (568)    23,345
Assets                                   131,027    10,326    2,025    143,378

(3)  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 1996 and 1997 (in thousands):

                     TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                              1996          1997
                                            --------      --------
Computer equipment and software             $ 20,228      $ 31,586
Telephone equipment                            2,051         5,938
Furniture and fixtures                         7,433        16,400
Leasehold improvements                         5,042        16,553
Other                                            161            64
                                            --------      --------
                                              34,915        70,541
Less accumulated depreciation                (11,231)      (20,593)
                                            --------      --------
                                            $ 23,684      $ 49,948
                                            --------      --------
                                            --------      --------

     Included in the cost of property and equipment is the following equipment obtained through capitalized leases as of December 31, 1996 and 1997 (in thousands):

                                              1996          1997
                                            --------      --------
Computer equipment and software             $ 12,079      $ 14,796
Telephone equipment                              845           845
Furniture and fixtures                         5,505         7,052
                                            --------      --------
                                              18,429        22,693
Less accumulated depreciation                 (4,371)       (8,710)
                                            --------      --------
                                            $ 14,058      $ 13,983
                                            --------      --------
                                            --------      --------

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

     Depreciation expense was $2.1 million, $5.2 million and $9.6 million for the years ended December 31, 1995, 1996, and 1997, respectively.
Depreciation expense related to leased equipment under capital leases was $985,000, $3.1 million and $4.4 million for the years ended December 31, 1995, 1996, and 1997, respectively.

(4)   CAPITAL LEASE OBLIGATIONS

     On July 11, 1995, the Company negotiated a master lease agreement with a bank. In May 1996, the master lease was amended to increase the lease line to $15.0 million. The terms of the leases are 48 months and interest is payable at the then most recent weekly average of three-year Treasury notes plus 125 basis points.

     The Company has financed property and equipment under non-cancelable capital lease obligations. Accordingly, the fair value of the equipment has been capitalized and the related obligation recorded. The average implicit interest rate on these leases was 8.3% at December 31, 1997. Interest is charged to expense at a level rate applied to declining principal over the period of the obligation.

     The future minimum lease payments under capitalized lease obligations as of December 31, 1997, are as follows (in thousands):

         Year ending December 31,
                  1998                                   $ 6,764
                  1999                                     5,675
                  2000                                     2,478
                                                         -------
                                                          14,917
                                                         -------
                  Less amount representing interest       (1,132)
                                                         -------
                                                          13,785
                                                         -------
                  Less current portion                    (5,238)
                                                         -------
                                                         $ 8,547
                                                         -------
                                                         -------

Interest expense on the outstanding obligations under such leases was $313,000, $866,000 and $1,030,000 for the years ended December 31, 1995,

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

1996, and 1997, respectively.

(5)   LONG-TERM DEBT

     As of December 31, 1996 and 1997, long-term debt consisted of the following notes (in thousands):

                                                                    1996      1997
                                                                    -----     -----
            Note payable, interest at 8% per annum, principal
             and interest payable monthly, maturing May 2000        $ 129     $  95
            Note payable, interest at 5% per annum, principal
             and interest payable quarterly, maturing
             December 1999                                              -       422
            Note payable, interest at 5% per annum, principal
             and interest payable monthly, maturing January 2000      242       174
            Other notes payable                                        25         -
                                                                    -----     -----
                                                                      396       691
                Less current portio                                  (134)     (323)
                                                                    -----     -----
                                                                    $ 262     $ 368
                                                                    -----     -----
                                                                    -----     -----

     Annual maturities of the long-term debt described above are as follows (in thousands):

                       Year ended December 31,
                                1998                  $323
                                1999                   344
                                2000                    24
                                                      ----
                                                      $691
                                                      ----
                                                      ----

(6)  REVOLVING LINE OF CREDIT

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

     The Company has an unsecured revolving line of credit agreement with a commercial bank under which it may borrow up to $15.0 million, which expires in May 1998. Interest is payable at various interest rates. The borrowings can be made at (i) the bank's prime rate; (ii) a certificate of deposit rate plus 125 basis points for periods of 7 to 90 days with minimum advances of $500,000 with $100,000 increments; (iii) LIBOR plus 125 basis points for borrowing periods of 1, 2, 3 or 6 months; or (iv) agreed-upon rates. At December 31, 1996 and 1997, there were no amounts outstanding under this facility. The Company is required to comply with certain minimum financial ratios under covenants in connection with the borrowings described above.

(7)  INCOME TAXES

          The components of income before income taxes are as follows (in thousands):

                    1995        1996       1997
                    ----        ----       ----
     Domestic      $7,085     $22,163     $30,880
     Foreign            -       1,182       2,689
                   ------     -------     -------
     Total         $7,085     $23,345     $33,569
                   ------     -------     -------
                   ------     -------     -------

     The components of the provision for income taxes are as follows (in thousands):

                                    1995      1996       1997
                                    ----      ----       ----
        Current provision:
          Federal                  $2,473   $ 7,653    $10,971
          State                       434     1,784      2,468
          Foreign                       -       737      1,201
                                   ------   -------    -------
                                    2,907    10,174     14,640
                                   ------   -------    -------

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

        Deferred provision:
          Federal                    (154)     (474)    (1,036)
          State                       (37)     (111)      (190)
          Foreign                       -         -       (118)
                                   ------   -------    -------
                                     (191)     (585)    (1,344)

        Change in tax status from
         S corporation to C
         corporation                  213         -          -
                                   ------   -------    -------
                                   $2,929   $ 9,589    $13,296
                                   ------   -------    -------
                                   ------   -------    -------

     The following reconciles the Company's effective tax rate to the federal statutory rate for the years ended December 31, 1995, 1996, and 1997 (in thousands):

                                                            1995       1996       1997
                                                           ------     ------     -------
    Income tax expense per federal statutory rate          $2,408     $8,171     $11,749
    State income taxes, net of federal deduction              262      1,144       1,477
    Effect of change in tax status from S corporation
     to C corporation                                         213          -           -
    Permanent differences                                      46        150        (100)
    Foreign income taxed at higher rate                         -        124         170
                                                           ------     ------     -------
                                                           $2,929     $9,589     $13,296
                                                           ------     ------     -------
                                                           ------     ------     -------

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

     The Company's deferred income tax assets and liabilities are summarized as follows (in thousands):

                                            1996        1997
                                           ------      ------
Deferred tax assets:
     Allowance for doubtful accounts       $  540      $   876
     Vacation accrual                         588        1,062
     Insurance reserves                         -          475
     Other                                      -          489
                                           ------      ------
                                            1,128        2,902
Deferred tax liabilities
  Excess depreciation for tax                (564)     $(1,147)
                                           ------      -------
Net deferred income tax asset              $  564      $ 1,755
                                           ------      -------
                                           ------      -------

     A valuation allowance has not been recorded as the Company expects that all deferred tax assets will be realized in the future.

(8)   COMMITMENTS AND CONTINGENCIES

     The Company has various operating leases for equipment, call center facilities and office space. Lease expense under operating leases was approximately $2,023,000, $4,206,000 and $7,965,000 for the years ended December 31, 1995, 1996, and 1997, respectively.

     The future minimum rental payments required under non-cancelable operating leases as of December 31, 1997, are as follows (in thousands):

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

            Year ended December 31,
                 1998                  $ 9,243
                 1999                    9,075
                 2000                    6,756
                 2001                    5,683
                 2002                    4,148
                 Thereafter             14,929
                                       -------
                                       $49,834
                                       -------
                                       -------

          The Company has an outstanding irrevocable standby letter of credit of $375,000 at December 31, 1997, which secures commitments under a facilities lease and expires in February 1999.

          LEGAL PROCEEDINGS. In November 1996, the Company received notice that CompuServe Incorporated (CompuServe) was withdrawing its WOW! Internet service from the marketplace and that effective January 31, 1997, it would terminate all the programs provided to CompuServe by the Company. Pursuant to the terms of its agreement with the Company, CompuServe was entitled to terminate the agreement for reasonable business purposes upon 120 days advance notice and by payment of a termination fee calculated in accordance with the agreement. In December 1996, the Company filed suit against CompuServe to enforce these termination provisions and collect the termination fee. CompuServe filed a counterclaim in December 1996 alleging that the Company breached other provisions of this agreement and seeking unspecified monetary damages. In March 1997, CompuServe asserted a right to offset, against the amount that may be awarded to CompuServe on its counterclaim, if any, certain accounts receivable it owes to the Company for
services rendered.   These accounts receivable total  $4.3 million.

          In mid-1997, CompuServe announced it had agreed to sell its worldwide on-line services business to America Online, Inc. and its network services business to a wholly owned subsidiary of WorldCom, Inc. The Company and CompuServe agreed to stay their litigation pending the sale, which was
completed in January 1998.  The litigation has now recommenced.   Although
the Company believes that this litigation will not have a material adverse effect on the Company's financial condition or results of operations, the ultimate outcome is still uncertain. Because it is uncertain whether this litigation will be concluded in 1998, the Company has reclassified the $4.3 million receivable as a long-term asset in the December 31, 1997, balance sheet.

(9)   COMMON STOCK OFFERINGS

     In August 1996, the Company completed an initial public offering of 4.0 million shares of common stock at a price of $14.50 per share. Selling shareholders sold an additional 3.2 million shares of common stock in the Company's initial public offering. Immediately prior to the offering, the Company acquired 98,810 shares

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

of treasury stock at a price of $10 per share.

      In November 1996, the Company completed a secondary offering of 600,000 shares of common stock at a price of $31 per share. Selling shareholders sold an additional 4.0 million shares of common stock in connection with the secondary offering of which 155,600 were shares sold upon the exercise of stock options.

(10)  EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) profit-sharing plan that covers all employees who have completed one year of service, as defined, and are 21 or older. Participants may defer up to 15% of their gross pay up to a maximum limit determined by law. Participants are always 100% vested in their contributions. Participants are also eligible for a matching contribution by the company of 50% of the first 5% of compensation a participant contributes to the plan. Participants vest in all matching contributions over a four-year period.

(11)  MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In January 1995, the Company issued 1.86 million shares of convertible Preferred Stock at $6.45 per share for gross proceeds of $12.0 million. The
1.86 million shares of Preferred Stock initially were convertible, at the option of the preferred stockholders, into 9.3 million shares of common stock. In the event that the holders of Preferred Stock had not exercised their conversion rights prior to May 18, 2002, they would have been entitled to either convert their Preferred Stock to shares of common stock or redeem their shares for cash. Such conversion was to have provided an internal rate of return to the preferred stockholders of 7% per annum. Accordingly, dividends were accrued cumulatively at the rate of 0.5833% per month. In connection with and immediately prior to the Company's initial public offering in July 1996, all 1.86 million outstanding shares of Preferred Stock together with all accrued dividends thereon were converted into 9.3 million shares of common stock.

(12)  STOCK COMPENSATION  PLANS

     The Company adopted a stock option plan during 1995 and amended and restated the plan in January 1996 for directors, officers, employees, consultants and independent contractors. The plan reserves 7.0 million shares of common stock and permits the award of incentive stock options, non-qualified options, stock appreciation rights and restricted stock. Outstanding options vest over a three- or five-year period and are exercisable for 10 years from the date of grant.

     In January 1996, the Company adopted a stock option plan for non-employee directors (the "Director Plan"), covering 750,000 shares of common stock. All options are to be granted at fair market value at the date of grant. Options vest as of the date of the option and are not exercisable until six months after the option date. Options granted are exercisable for 10 years from the date of grant unless a participant is terminated for cause or one year after a participant's death. The Director Plan had options to purchase 262,500 and 337,500 shares outstanding at December 31, 1996 and 1997, respectively.

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

     In July 1996, the Company adopted an employee stock purchase plan (the
ESPP). Pursuant to the ESPP, an aggregate of 200,000 shares of common stock of the Company will be sold in periodic offerings to eligible employees of the Company. The price per share purchased in any offering period is equal to the lesser of 90% of the fair market value of the common stock on the first day of the offering period or on the purchase date. The offering periods have a term of six months. Contributions to the plan for the years ended December 31, 1996 and 1997, were $166,000 and $419,000, respectively.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 (SFAS 123)

     The Financial Accounting Standards Board's SFAS 123, "Accounting for Stock Based Compensation," defines a fair value based method of accounting for an employee stock option, employee stock purchase plan or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by the Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS 123 has been applied.

     The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted using the Black-Scholes option pricing model as prescribed by SFAS 123 and the following weighted average assumptions used for grants:

                                           1995         1996        1997
                                         ---------    ---------   ---------
          Risk-free interest rate             6.3%         6.3%        5.4%
          Expected dividend yield               0%           0%          0%
          Expected lives                 4.1 years    4.1 years   3.2 years
          Expected volatility                  59%          59%         70%

      The pro forma compensation expense was computed to be the following approximate amounts:

          Year ended December 31, 1995          $  341,000
          Year ended December 31, 1996          $3,922,000
          Year ended December 31, 1997          $4,121,000

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


     If the Company had accounted for these plans in accordance with SFAS 123, the Company's net income and pro forma net income per share would have been reported as follows:

NET INCOME (IN THOUSANDS)

                                                              1995       1996      1997
                                                             ------    -------   -------
     As reported                                             $4,156    $13,756   $20,273
     Pro forma                                               $3,815    $11,383   $17,759

PRO FORMA NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE
                                                              1995       1996      1997
                                                             ------    -------   -------
     As reported:
       Basic                                                  $.08      $.26       $.36
       Diluted                                                $.08      $.24       $.34
     Pro forma:
       Basic                                                  $.07      $.22       $.32
       Diluted                                                $.07      $.20       $.30

     A summary of the status of the Company's two stock option plans for the three years ended December 31, 1997, together with changes during each of the years then ended, is presented in the following table:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                       PRICE PER
                                                     SHARES              SHARE
                                                   ---------           ---------
              Outstanding, December 31, 1994             -
              Grants                               2,355,000            $ 1.90
              Exercises                                  -                   -
              Forfeitures                                -                   -
                                                   ---------            ------


                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


              Outstanding, December 31, 1995       2,355,000              1.90
              Grants                               2,929,405              8.78
              Exercises                             (165,600)             1.51
              Forfeitures                            (79,115)             9.36
                                                   ---------
              Outstanding, December 31, 1996       5,039,690              5.79
              Grants                                 880,500             17.79
              Exercises                             (470,272)             4.08
              Forfeitures                           (519,600)             9.95
                                                   ---------
              Outstanding, December 31, 1997       4,930,318              7.61
                                                   ---------
                                                   ---------
              Options exercisable at year-end:
                1995                                 285,854            $ 1.32
                                                   ---------            ------
                                                   ---------            ------
                1996                                 990,234            $ 3.32
                                                   ---------            ------
                                                   ---------            ------
                1997                               1,498,425            $ 4.90
                                                   ---------            ------
                                                   ---------            ------
              Weighted average fair value of
              options granted during the year:
                1995                                   $0.82
                                                       -----
                                                       -----
                1996                                   $4.25
                                                       -----
                                                       -----
                1997                                   $7.68
                                                       -----
                                                       -----

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives at December 31, 1997:

                                                                 Weighted
                                                Weighted          Average
            Exercise         Number of           Average        Contractual
           Price Range        Shares          Exercise Price       Life
         ----------------    ---------        --------------    -----------
              $1.29          1,041,100           $ 1.29              8
          $1.30 - $5.00      1,540,346           $ 3.66              8
              $8.00          1,067,614           $ 8.00              8
          $9.00 - $19.25       852,758           $14.34              9
         $19.50 - $26.88       403,500           $22.50              9
             $27.13             25,000           $27.13              9


(13)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair values of cash equivalents and other current amounts receivable and payable approximate the carrying amounts due to their short-term nature. Short-term investments include primarily U.S. government Treasury bills, investments in commercial paper, corporate bonds and other corporate obligations. These investments are classified as held to maturity securities and are measured at amortized cost. The carrying values of these investments approximate their fair values.

     Debt and long-term receivables carried on the Company's consolidated balance sheet at December 31, 1996 and 1997, respectively, has a carrying value that is not significantly different than its estimated fair value. The fair value is based on discounting future cash flows using current interest rates adjusted for risk. The fair value of the short-term debt approximates its recorded value due to its short-term nature.

(14)  OTHER INCOME

     Other income for the year ended December 31, 1995, includes $2.4 million received in settlement of a premature termination of a contract.

(15)  RELATED PARTY TRANSACTIONS

     The Company provided reservation call handling services to Midway Airlines Corporation ("Midway"), a majority-owned subsidiary of Zell/Chilmark Fund, L.P. Samuel Zell, a director of the Company, is an affiliate of Zell/Chilmark Fund, L.P., and Rod Dammeyer, a director of the Company and a member of the Audit

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

Committee of the board of directors, is the managing director of Zell/Chilmark Fund, L.P. During the years ended December 31, 1995, 1996, and 1997, the Company charged Midway an aggregate of $1,292,000, $2,324,000 and $841,000, respectively, for services rendered by the Company. Service to Midway was discontinued in 1997 and as of December 31, 1996 and 1997, no amounts were due from Midway for services rendered by the Company.

     The Company utilizes the services of EGI Risk Services, Inc. for reviewing, obtaining and/or renewing various insurance policies. EGI Risk Services, Inc. is a wholly owned subsidiary of Equity Group Investments, Inc., of which Samuel Zell, a director of the Company, is chairman of the board. During the years ended December 31, 1995, 1996, and 1997, the Company incurred $24,000, $448,000 and $1,166,000, respectively, for such services.

     During 1996 and 1997, the Company paid $115,000 and $4,000, respectively, to various subsidiaries of Jacor Communications, Inc. for broadcasting radio advertisements regarding employment opportunities at the Company. Rod Dammeyer, a director of the Company, is a director of Jacor Communications, Inc.

     On August 15, 1996, the Company entered into a one-year consulting agreement with Richard Weingarten & Company, Inc. (RWCO). Under the consulting agreement, RWCO received a monthly consulting fee of $10,000. Mr. Weingarten, who is the founder and president of RWCO, tendered his resignation as a member of the board of directors of the Company effective as of the date of the consulting agreement. Mr. Weingarten also received an option to acquire 55,000 shares of common stock at an exercise price of $18 per share.

     In May 1996, the board of directors approved the payment of fees to The Equity Group Investments, Inc., an affiliate of Samuel Zell, a director of the Company, for advice and assistance in consummating the following transactions:

           Access 24 purchase.................................    $  300,000

           The Company's initial public offering of stock.....       500,000

           Sale of Access 24 Limited stock to PPP (Note 16)...       200,000
                                                                  ----------
                                                                  $1,000,000
                                                                  ----------
                                                                  ----------

     Fees associated with the Access 24 purchase were allocated to the purchase price. Fees associated with the initial public offering of common stock were netted against the offering proceeds received by the Company. Fees associated with the sale of stock to PPP were netted against the proceeds from this sale.

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

(16)  ACQUISITIONS

     In May 1997, the Company acquired 100% of the common stock of Telemercadeo Integral, S.A. (TMI) for consideration of $4.2 million, consisting of 100,000 shares of the Company's common stock and cash of $2.4 million. TMI is an inbound customer care provider in Mexico. The acquisition was accounted for using the purchase method. The excess of cost of the acquisition over the underlying net assets of $4.4 million is being amortized using the straight-line method over 25 years. The operations of TMI for all periods prior to the acquisition are immaterial to the results of the Company and, accordingly, no pro forma financial information has been presented.

     On January 1, 1996, the Company acquired 100% of the common stock of Access 24 Services Corporation Pty Limited (with its subsidiaries, Access 24) for consideration of $7.6 million, consisting of cash of $2.27 million; 970,240 shares of common stock in the Company and expenses related to the acquisition. Access 24 provides inbound, toll-free customer service primarily to the healthcare and financial services sector in Australia, the United Kingdom and New Zealand.

      On April 30, 1996, the Company completed the sale of 50% of the common stock of Access 24 Limited (Access 24 UK) to PPP Health Care Group plc (PPP) for $3.8 million cash. Access 24 UK was the United Kingdom subsidiary of Access 24, acquired by the Company as part of the Access 24 acquisition, which operates a call center in London, England. In addition PPP also purchased 1.0 million preferred shares of Access 24 UK for consideration of $1.5 million. The preferred shares have a par value of 1 British pound per share and dividends are cumulative at the rate of 7% per annum. A portion of the proceeds from the sale of the Preferred Stock was used to repay outstanding advances from Access 24.

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


(17)  SUBSEQUENT EVENTS

     On February 17, 1998, the Company acquired the assets of Intellisystems, Inc. ("Intellisystems") for $2.0 million in cash and 344,487 shares of common stock. Intellisystems is a leading developer of patented automated product support systems. Intellisystems' products can electronically resolve a significant percentage of calls coming into customer support centers through telephone, Internet or fax-on-demand.

(18)  QUARTERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                       FIRST     SECOND      THIRD     FOURTH
                                      QUARTER    QUARTER    QUARTER    QUARTER
                                      -------    -------    -------    -------
YEAR ENDED DECEMBER 31, 1997:
Revenues                              $59,198    $65,134    $65,505    $73,640
Income from operations                  8,347      9,733      6,130      6,833
Net income                              5,293      6,196      4,182      4,602
Net income per common share
      Basic                               .10        .11        .07        .08
                                      -------    -------    -------    -------
                                      -------    -------    -------    -------
      Diluted                             .09        .10        .07        .08
                                      -------    -------    -------    -------
                                      -------    -------    -------    -------

                                       FIRST     SECOND      THIRD     FOURTH
                                      QUARTER    QUARTER    QUARTER    QUARTER
                                      -------    -------    -------    -------
YEAR ENDED DECEMBER 31, 1996:
Revenues                              $22,019    $34,600    $50,057    $58,828
Income from operations                  2,723      3,556      6,901     10,032
Net income                              1,258      2,060      4,059      6,379

Net income per common share:

      Basic                               .02        .04        .08        .12
                                      -------    -------    -------    -------
                                      -------    -------    -------    -------
      Diluted                             .02        .04        .07        .11
                                      -------    -------    -------    -------
                                      -------    -------    -------    -------

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To TeleTech Holdings, Inc.:

     We have audited in accordance with generally accepted auditing standards the financial statements of TeleTech Holdings, Inc. for each of the three years in the period ended December 31, 1997, included in this Form
10-K and have issued our report thereon dated February 6, 1998 (except for the matter discussed in Note 17, as to which the date is February 17, 1998). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II following this report is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Denver, Colorado,

February 6, 1998

                                                                    SCHEDULE II

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
                             (AMOUNTS IN THOUSANDS)

                                                           ADDITIONS                        DEDUCTIONS
                                        BALANCE AT          CHARGED       CHARGED TO           FROM         BALANCE AT END
                                    BEGINNING OF PERIOD    TO INCOME    OTHER ACCOUNTS     RESERVES (a)       OF PERIOD
                                    -------------------    ---------    --------------     ------------     --------------
Allowance for doubtful accounts:

Year ended December 31, 1995              $  173            $  631           $  -             $ (15)             $  789
                                          ------            ------           ----             -----              ------
                                          ------            ------           ----             -----              ------
Year ended December 31, 1996              $  789            $  771           $  -             $ (98)             $1,462
                                          ------            ------           ----             -----              ------
                                          ------            ------           ----             -----              ------
Year ended December 31, 1997              $1,462            $1,003           $  -             $(153)             $2,312
                                          ------            ------           ----             -----              ------
                                          ------            ------           ----             -----              ------

-----------

(a)  Uncollectible accounts written off.