Form 10-Q
period 1998-03-31
TELETECH HOLDINGS INC
filed 1998-05-13
CIK 1013880

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON,  D. C.  20549

                              -----------------------

[X]  QUARTERLY  REPORT  PURSUANT  TO   Section 13  OR  15 (d)  OF  THE
                        SECURITIES  EXCHANGE  ACT  OF  1934

                  For the quarterly period ended:   March 31, 1998
                                                    --------------

                                         OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  Section 13  OR  15 (d)  OF  THE
                        SECURITIES  EXCHANGE  ACT  OF  1934

               For the transition period from             to
                                              -----------    ----------

                          Commission file number  0-21055

                             TELETECH  HOLDINGS,  INC.
                             -------------------------
               (Exact name of registrant as specified in its charter)

          DELAWARE                                    84-1291044
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

1700 LINCOLN STREET, SUITE 1400
DENVER, COLORADO                                          80203
(Address of principal                                  (Zip Code)
  executive office)

                                  (303)  894-4000
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

                    YES     X                NO
                        ---------               --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                       Outstanding at
          Class of Common Stock                        April 30, 1998
     Common Stock, par value $.01 per share             56,782,574

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                             TELETECH  HOLDINGS,  INC.

                                     FORM  10-Q

                                       INDEX

                                                                                 PAGE
                                                                                NUMBER
PART  I.    FINANCIAL INFORMATION

Item     1. Financial  Statements  (Unaudited)

            Condensed consolidated balance sheets--March 31, 1998
            and December 31,   1997                                              3

            Condensed consolidated statements of income--Three months
            ended March 31, 1998 and 1997                                        5

            Condensed consolidated statements of cash flows--Three
            months ended March 31, 1998 and 1997                                 6

            Notes to condensed consolidated financial statements--March
            31, 1998                                                             7

Item     2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                            9

PART  II .   OTHER INFORMATION
-------------------------------
Item      1.   Legal Proceedings                                                 11

Item      4.   Submission of Matters to a Vote of  Security Holders              12

Item      6.   Exhibits and Reports on Form 8-K                                  12


SIGNATURES                                                                         13



PART I.   FINANCIAL INFORMATION

                    TELETECH  HOLDINGS,  INC.  AND  SUBSIDIARIES
                      CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)


          ASSETS
          ------
                                                  December 31,        March 31,
                                                     1997              1998
                                                  ------------     ------------
                                                                   (Unaudited)
CURRENT  ASSETS:
     Cash and cash equivalents..............       $  6,673         $  7,603
     Short-term investments.................         69,633           66,987
     Accounts receivable, net of allowance
       for doubtful accounts of  $2,312 and
       $2,467, respectively..................        37,818           38,997
     Prepaids and other assets...............         1,141            1,267
     Deferred tax asset......................         2,902            2,978
                                                   --------         --------
          Total current assets...............       118,167          117,832
                                                   --------         --------

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $20,593 and $24,192,
     respectively............................        49,948           55,692
                                                   --------         --------

OTHER ASSETS:
     Goodwill and other intangible assets (net
        of amortization of $587 and $879,
        respectively)...........................      7,295           12,422
     Long-term accounts receivable...............     4,274            4,274
     Investment in affiliated company accounted
       for under the equity method...............       981              995
     Other assets................................     1,138              725
                                                   --------         --------

          Total assets...........................  $181,803         $191,940
                                                   --------         --------
                                                   --------         --------


        The accompanying notes are an integral part of these balance sheets.

                    TELETECH  HOLDINGS,  INC.  AND  SUBSIDIARIES
                      CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)


     LIABILITIES AND STOCKHOLDERS' EQUITY
                                                            December 31,   March  31,
                                                                1997         1998
                                                            ------------   ----------
                                                                          (unaudited)
CURRENT LIABILITIES:
     Current portion of long-term debt................          5,561        8,070
     Accounts payable.................................          7,359       11,226
     Accrued employee compensation....................         12,012        9,806
     Accrued income taxes.............................          1,803        3,152
     Other accrued expenses...........................         10,524        9,619
     Customer advances, deposits and deferred income..          1,472          999
                                                             --------     --------
         Total current liabilities....................         38,731       42,872

DEFERRED TAX LIABILITIES                                        1,147        1,138

LONG-TERM DEBT, net of current portion:
     Capital lease obligations........................          8,547        6,622
     Other debt.......................................            368          618
                                                             --------     --------
         Total liabilities............................         48,793       51,250
                                                             --------     --------

STOCKHOLDERS EQUITY:
   Preferred stock, 10,000,000 shares authorized , zero
       shares issued and outstanding..................            -              -
   Common stock, $.01 par value, 150,000,000 shares
       authorized, 56,409,953 and 56,741,874 shares
       issued, 56,311,143 and 56,741,874 shares
       outstanding....................................            564          567
   Additional paid-in capital.........................         99,339      101,708
   Cumulative translation adjustment........... ......           (922)        (788)
   Unearned compensation-restricted stock.............           (127)         (95)
   Treasury stock, 98,810 shares, at cost.............           (988)           -
   Retained earnings..................................         35,144       39,298
                                                             --------     --------
     Total stockholders' equity.......................        133,010      140,690
                                                             --------     --------
          Total liabilities and stockholders' equity..       $181,803     $191,940
                                                             --------     --------
                                                             --------     --------


        The accompanying notes are an integral part of these balance sheets.

                    TELETECH  HOLDINGS,  INC.  AND  SUBSIDIARIES
                   CONDENSED  CONSOLIDATED  STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                    (Unaudited)


                                                          Three  Months Ended
                                                                March  31,
                                                        -----------------------
                                                           1997          1998
                                                         -------        -------
REVENUES                                                 $59,198        $73,764
                                                         -------        -------
OPERATING EXPENSES:
     Costs of services.. ...........................      37,462         47,310
     Selling, general and
         administrative expenses....................      13,389         20,159
                                                         -------        -------
     Total operating expenses.......................      50,851         67,469
                                                         -------        -------

INCOME FROM OPERATIONS                                     8,347          6,295
                                                         -------        -------

OTHER INCOME (EXPENSES):
     Interest expense...............................        (303)          (267)
     Investment income..............................         873            882
     Equity in income of
         affiliated company.........................          53             14
     Other..........................................         (21)           (94)
                                                         -------        -------
                                                             602            535
                                                         -------        -------
     Income before income taxes....................        8,949          6,830
     Provision for income taxes....................        3,656          2,676
                                                         -------        -------

NET INCOME.........................................      $ 5,293        $ 4,154
                                                         -------        -------
                                                         -------        -------

WEIGHTED AVERAGE SHARES
      OUTSTANDING:
     Basic.........................................       55,714         56,529
                                                         -------        -------
                                                         -------        -------
     Diluted.......................................       59,488         58,772
                                                         -------        -------
                                                         -------        -------

NET INCOME PER COMMON SHARE:
       Basic.......................................      $   .10        $   .07
                                                         -------        -------
                                                         -------        -------
       Diluted ....................................      $   .09        $   .07
                                                         -------        -------
                                                         -------        -------


          The accompanying notes are an integral part of these statements.

                    TELETECH  HOLDINGS,  INC.  AND  SUBSIDIARIES
                 CONDENSED  CONSOLIDATED  STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                               (AMOUNTS IN THOUSANDS)
                                    (Unaudited)


                                                               1997        1998
                                                               ----        ----
CASH FLOWS FROM  OPERATING ACTIVITIES:
     Net Income........................................      $ 5,293     $ 4,154
     Adjustments to reconcile net income to net cash
      provided by operating activities-
        Depreciation and amortization..................        2,410       3,858
        Allowance for doubtful accounts................          149         155
        Equity in (income) loss of affiliated company..          (53)        (14)
        Deferred taxes on income.......................         (571)         (4)
        Deferred compensation expense..................           32          32
        Changes in assets and  liabilities-
          Accounts receivable..........................       (4,811)     (1,335)
          Prepaids and other assets....................          209         217
          Deferred contract costs......................            -           -
          Accounts payable and accrued liabilities.....        2,054       2,435
          Customer advances and deferred income........          168        (461)
                                                             -------     -------
      Net cash provided by operating activities........        4,880       9,037
                                                             -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment................      $(3,977)    $(9,348)
     Purchase of Intellisystems........................            -      (2,000)
     Return of deposit on new Call Center..............        3,000           -
     Changes in accounts payable and accrued
       liabilities relating to investing activities....         (196)       (781)
     Decrease in short-term investments................          716       2,646
                                                             -------     -------
     Net cash used in investing activities.............         (457)     (9,483)
                                                             -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in short-term borrowings.............      $     -     $ 2,191
     Net decrease in bank overdraft....................            -           -
     Payments on long-term debt and capital leases.....         (891)     (1,365)
     Exercise of stock options....... .................           13         413
                                                             -------     -------
     Net cash provided by (used in) financing activities        (878)      1,239
                                                             -------     -------
Effect of exchange rate changes on cash................          (72)        137
                                                             -------     -------
NET INCREASE  IN CASH  AND
     CASH EQUIVALENTS..................................        3,473         930
CASH AND CASH EQUIVALENTS,
     beginning of period...............................        5,564       6,673
                                                             -------     -------
CASH AND CASH EQUIVALENTS,
     end of period.....................................      $ 9,037     $ 7,603
                                                             -------     -------
                                                             -------     -------



          The accompanying notes are an integral part of these statements.

                      TELETECH HOLDINGS, INC. AND SUBSIDIARIES
          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 31, 1998

NOTE (1)--BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of
the Securities and Exchange Commission.   The condensed consolidated
financial statements reflect all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of TeleTech Holdings, Inc. and subsidiaries as of March 31, 1998 and 1997 and
for the periods then ended.   Operating results for the three month period
ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

     The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

NOTE (2)--EARNINGS PER SHARE

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

NOTE (3)--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES (IN THOUSANDS):


                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                      1997         1998
                                                      ----         ----
     Cash paid for interest                         $  313         $  267
     Cash paid for income taxes                     $1,753         $  375

     Noncash investing and financing activities:
       Stock issued in purchase of Intellisystems   $   -          $3,389


NOTE (4)--ACQUISITION OF INTELLISYSTEMS

     On February 17, 1998, the Company acquired the assets of Intellisystems,-TM- Inc. ("Intellisystems") for $2.0 million in cash and 344,487 shares of common stock including 98,810 shares of treasury stock. Intellisystems is a leading developer of patented automated product support systems. Intellisystems' products can electronically resolve a significant percentage of calls coming into customer support centers through telephone, Internet or fax-on-demand. The acquisition has been accounted for as a purchase. The operations of Intellisystems prior to the acquisition are immaterial to all periods presented.

                      TELETECH HOLDINGS, INC. AND SUBSIDIARIES
          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 - CONTINUED

NOTE (5)--COMPREHENSIVE INCOME

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The purpose of SFAS 130 is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The only item of other comprehensive income reported by the Company is the cumulative translation adjustment. The Company's comprehensive income for the three months ended March 31, 1997 and 1998 was as follows (in thousands):


                                            Three Months Ended March 31,
                                            ----------------------------
                                                 1997         1998
                                                 ----         ----
Net income for the period                       $5,293        $4,154
Change in cumulative translation adjustment        (72)          161
                                                -------       ------
Comprehensive income                            $5,221        $4,315
                                                -------       ------
                                                -------       ------


                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH  31, 1998 AND 1997

INTRODUCTION

     Management's discussion and analysis of financial condition and results of operations in this Form 10-Q should be read in conjunction with the risk factors included in the Company's Form 10-K for the year ended December 31, 1997. Specifically, the Company has experienced, and in the future could experience, quarterly variations in revenues and earnings as a result of a variety of factors, many of which are outside the Company's control, including: the timing of new contracts; the timing of new product or service offerings or modifications in client strategies; the expiration or termination of existing contracts; the timing of increased expenses incurred to obtain and support new business; and the seasonal pattern of certain of the businesses serviced by the Company. In addition, the Company has concentrated its marketing efforts towards obtaining larger, more complex, strategic customer care programs. As a result, the time required to negotiate and execute an agreement with the client has increased. This may lead to short-term delays in the anticipated start-up of new client programs and in the Company achieving full capacity utilization. The Company's planned staffing levels, investments and other operating expenditures are also based on revenue forecasts. If revenues are below expectations in any given quarter as a result of such delay or for other reasons, the Company's operating results would likely be adversely affected for that quarter.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     Revenues increased $14.6 million or 24.6% to $73.8 million for the three months ended March 31, 1998 from $59.2 million for the three months ended March 31, 1997. The increase resulted from $30.7 million in revenues from new clients, $8.1 million in increased revenue from existing clients and $1.6 million from acquisitions. These increases were offset in part by contract expirations and other client reductions. Revenues for the three months ended March 31, 1998 include approximately $17.3 million from facilities management contracts as compared with $21.9 million for the three months ended March 31, 1997.

      Costs of services increased $9.8 million, or 26.3%, to $47.3 million for the three months ended March 31, 1998 from $37.5 million for the three months ended March 31, 1997. Costs of services as a percentage of revenues increased from 63.3% for the three months ended March 31, 1997 to 64.1% for the three months ended March 31, 1998. This increase in the costs of services as a percentage of revenues is primarily a result of lower first quarter volumes in a significant facilities management client program.

     Selling, general and administrative expenses increased $6.8 million, or 50.6% to $20.2 million for the three months ended March 31, 1998 from $13.4 million for the three months ended March 31, 1997. Selling, general and administrative expenses as a percentage of revenues increased from 22.6% for the three months ended March 31, 1997 to 27.3% for the three months ended March 31, 1998 primarily as a result of increased personnel along with higher depreciation expense as a percentage of revenues resulting from the completion of new call centers in the last twelve months.

     As a result of the foregoing factors, income from operations decreased $2.0 million or 24.6%, to $6.3 million for the three months ended March 31, 1998 from $8.3 million for the three months ended March 31, 1997. Operating income as a percentage of revenues decreased from 14.1% for the three months ended March 31,
1997 to 8.5% for the three months ended March 31, 1998.   This decline resulted
from reduced capacity utilization and lower revenue due to lower volumes associated with two significant clients in the telecommunications and transportation industries. The Company believes its operating margin will improve in the last half of 1998 as capacity utilization increases as new clients are added.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

     As a result of the foregoing factors, net income decreased $1.1 million or 21.5%, to $4.2 million for the three months ended March 31, 1998 from $5.3 million for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998 the Company had cash and cash equivalents of $7.6 million and short-term investments of $67.0 million. Cash provided by operating activities was $9.0 million for the three months ended March 31, 1998.

     Cash used in investing activities was $9.5 million for the three months ended March 31, 1998 resulting primarily from $9.3 million in capital expenditures and $2.0 toward the purchase of Intellisystems (see Note 4 accompanying the financial statements), offset in part by a decrease of $2.6 million in short term investments.

     Cash provided by financing activities was $1.2 million resulting from an increase of $2.2 million in short-term borrowings offset by a $1.4 million pay down of capital leases.

     The Company has a $15.0 million unsecured revolving operating line of credit that expires on May 31, 1998. Borrowings under this line bear interest at various rates that are selected by the Company each time a draw is made. At March 31, 1998, there were no outstanding borrowings under this agreement. Under this line of credit, the Company has agreed to maintain certain financial ratios and capital expenditure limits. The Company is in compliance with all covenants of this agreement. The Company currently is negotiating a new, unsecured revolving line of credit that will increase the amount available for borrowing.

     In addition, the Company has a master lease agreement under which the Company may lease equipment up to an aggregate value of $15.0 million. As of March 31, 1998, amounts outstanding under this agreement were approximately $7.5 million. Lease rates under this agreement are based upon a 125 basis point spread over three-year U.S. Treasury notes.

     The Company currently expects total capital expenditures in 1998 to be approximately $45 to $50 million of which $9.3 million was expended in the first quarter. The Company believes that existing cash on hand together with cash from operations and available borrowings under the line of credit and master lease agreements, will be sufficient to finance the Company's operations, planned capital expenditures and anticipated growth through 1998.

FORWARD-LOOKING STATEMENTS

     All statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this quarterly report, that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward looking statements include (i) the Company's expectation that operating margins will improve in the last half of 1998; (ii) the anticipated level of capital expenditures for 1998; (iii) the Company's belief that existing cash, short-term investments and available borrowing will be sufficient to finance the Company's near term operations; (iv) the Company's belief that the CompuServe litigation will not have a material adverse impact on the Company; and (v) statements relating to the Company or its operations that are preceded by terms such as "anticipates", "expects", "believes" and similar expressions.

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

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

recently-introduced or untested. The loss of a significant client or the termination or completion of a significant client program may have a material adverse effect on TeleTech's capacity utilization and results of operations.

PART II.  OTHER  INFORMATION

Item  1.  Legal Proceedings

     As disclosed in the Company's 1997 Annual Report on Form 10-K,  in
November 1996, the Company received notice that CompuServe Incorporated (CompuServe) was withdrawing its WOW! Internet service from the marketplace and that effective January 31, 1997, it would terminate all the programs provided to CompuServe by the Company. Pursuant to the terms of its agreement with the Company, CompuServe was entitled to terminate the agreement for reasonable business purposes upon 120 days advance notice and by payment of a termination fee calculated in accordance with the agreement. In December 1996, the Company filed suit against CompuServe to enforce these termination provisions and collect the termination fee. CompuServe filed a counterclaim in December 1996 alleging that the Company breached other provisions of this agreement and seeking unspecified monetary damages. In March 1997, CompuServe asserted a right to offset certain accounts receivable it owes to the Company for services rendered. These accounts receivable total $4.3 million.

     In mid 1997, CompuServe announced it had agreed to sell its worldwide on-line services business to America Online, Inc. and its network services business to a wholly-owned subsidiary of WorldCom, Inc. The Company and CompuServe agreed to stay their litigation pending the sale, which was completed in January 1998. The litigation has now recommenced. Although the Company believes that this litigation will not have a material adverse effect on the Company's financial condition or results of operations, the ultimate outcome is uncertain. Because it is uncertain whether this litigation will be concluded in 1998, the Company has reclassified the $4.3 million receivable as a long-term asset in the accompanying balance sheet.

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

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


                              DIRECT OR INDIRECT PAYMENTS
                              TO DIRECTORS, OFFICERS, GENERAL
                              PARTNERS OF THE ISSUER OR THEIR
                              ASSOCIATES: TO PERSONS OWNING
                              TEN PERCENT OF MORE OF ANY CLASS        DIRECT OR
                              OF EQUITY SECURITIES OF THE              INDIRECT
                              ISSUER; AND TO AFFILIATES OF THE        PAYMENTS
                              ISSUER                                  TO OTHERS
                              --------------------------------        ---------
Purchase and installation of
machinery and equipment                                               $2,968,000

Acquisition of other
businesses                                                             4,337,000

Repayment of indebtedness                                              9,950,000

Working Capital                         $500,000                       9,545,000

TEMPORARY INVESTMENT

Cash Management Account                                               24,277,000

 OTHER PURPOSES

Acquisition of 98,810
shares of Treasury Stock                                                 988,000


Item  4.  Submission of Matters to a Vote of Security Holders.

     None

Item  6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The following document is filed as an exhibit to this report:

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K
          The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             TELETECH HOLDINGS, INC.
                                             -----------------------
                                                  (Registrant)



Date: May 7, 1998                  /s/ KENNETH D. TUCHMAN
      ----------------------       ----------------------------------
                                   Kenneth D. Tuchman
                                   Chairman of the Board, President and
                                      Chief Executive Officer


Date: May 7, 1998                  /s/ STEVEN B. COBURN
      ----------------------       ----------------------------------
                                   Steven B. Coburn, Chief Financial
                                      Officer