Form 10-K405/A
period 1997-12-31
TELETECH HOLDINGS INC
filed 1998-06-01
CIK 1013880

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-K/A

                                  AMENDMENT NO. 1

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

     The registrant hereby amends Item 14 of its Annual Report on Form 10-K for the year ended December 31, 1998, as filed on March 30, 1998. Item 14 has been amended for the purpose of filing amended Exhibits 10.12 and Exhibit 27 to the report. Such exhibits are being refiled in their entirety.

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

 10.10    TeleTech Holdings, Inc. Employee Stock Purchase Plan [3]
          {Exhibit 10.22}

 10.11**  Employment Agreement dated as of January 1, 1998, between Kenneth D.
          Tuchman and TeleTech

 10.12*+  Client Services Agreement dated May 1, 1997, between TeleTech Customer
          Care Management (Telecommunications), Inc. and GTE Card Services
          Incorporated d/b/a GTE Solutions

 21.1**   List of subsidiaries

 23.1** Consent of Arthur Andersen LLP to incorporation by reference of the financial statements into TeleTech's previously filed Registration
          Statement on Form S-8 (Registration No. 333-17569)

 27.1**   Financial Data Schedule

 27.2*    Financial Data Schedule (restated)

 27.3*    Financial Data Schedule (restated)


--------------
*    Filed herewith.
**   Previously filed as an exhibit to this report.
+ Confidential treatment has been requested for portions of this document. Such portions have been omitted and filed separately with the Securities and Exchange Commission.


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

[1] TeleTech's Registration Statement on Form S-1, as amended (Registration Statement No. 333-04097).

[2] TeleTech's Registration Statements on Form S-1, as amended (Registration Statement Nos. 333-13833 and 333-15297).

[3]  TeleTech's Annual Report on Form 10-K for the year ended December 31, 1996.


(b)  Report on Form 8-K
        None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on May 28, 1998.

                               TELETECH HOLDINGS, INC.


                               /s/ Kenneth D. Tuchman
                               -------------------------------------
                               Kenneth D. Tuchman
                               Chairman of the Board of Directors,
                               President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 28, 1998, by the following persons on behalf of the registrant and in the capacities indicated:

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


/s/ STEVEN B. COBURN        Chief Financial Officer (Principal Financial
----------------------      and Accounting Officer)
Steven B. Coburn


/s/ ROD DAMMEYER            Director
----------------------
Rod Dammeyer

/s/ ALAN SILVERMAN          Director
----------------------
Alan Silverman

                            Director
----------------------
Morton H. Meyerson

                            Director
----------------------
John T. McLennan