Form 10-Q
period 1998-06-30
TELETECH HOLDINGS INC
filed 1998-08-12
CIK 1013880

================================================================================


                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D. C.  20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:   JUNE 30, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

                        Commission file number  0-21055

                           TELETECH HOLDINGS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         DELAWARE                                            84-1291044
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification  No.)

1700 LINCOLN STREET, SUITE 1400
DENVER, COLORADO                                                80203
(Address of principal                                         (Zip Code)
  executive office)

                                (303)  894-4000
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

              YES     X                           NO
                   -------                            -------

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
            Class of Common Stock                      August 4, 1998
     Common Stock, par value $.01 per share              59,761,493

================================================================================

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                                  FORM 10-Q

                                     INDEX

                                                                           PAGE
                                                                          NUMBER
PART I.   FINANCIAL  INFORMATION

Item 1.   Financial  Statements  (Unaudited)

          Condensed consolidated balance sheets--December 31, 1997 and
          June 30, 1998                                                       3

          Condensed consolidated statements of income--Three months ended
          June 30, 1998 and 1997                                              5

          Condensed consolidated statements of income--Six months ended
          June 30, 1998 and 1997                                              6

          Condensed consolidated statements of cash flows--Six months ended
          June 30, 1998 and 1997                                              7

          Notes to condensed consolidated financial
          statements--June 30, 1998                                           8

Item 2.   Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                 11


PART II.  OTHER  INFORMATION

Item 1.   Legal Proceedings                                                  14

Item 2.   Changes in Securities and Use of Proceeds                          14

Item 4.   Submission of Matters to a Vote of Security Holders                15

Item 6.   Exhibits and Reports on Form 8-K                                   16

SIGNATURES                                                                   17

PART I. FINANCIAL INFORMATION

                  TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                      ASSETS

                                                       December 31,     June 30,
                                                           1997            1998
                                                       ------------    -----------
                                                                       (Unaudited)
CURRENT  ASSETS:
 Cash and cash equivalents.............................  $  7,338       $  7,844
 Short-term investments................................    69,633         60,194
 Accounts receivable, net of allowance for doubtful
  accounts of  $2,327 and $2,564, respectively.........    43,664         53,985
 Prepaids and other assets.............................     1,220          1,449
 Deferred tax asset....................................     2,902          3,048
                                                         --------       --------
   Total current assets................................   124,757        126,520
                                                         --------       --------

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $21,812 and $29,570, respectively.....    53,738         60,916
                                                         --------       --------

OTHER ASSETS:
 Goodwill (net of amortization of $587 and
  $1,130, respectively)................................     7,295         12,207
 Long-term accounts receivable.........................     4,274          4,274
 Investment in affiliated company accounted for
  under the equity method..............................       981          1,067
 Other assets..........................................     1,322            926
                                                         --------       --------

   Total assets........................................  $192,367       $205,910
                                                         --------       --------
                                                         --------       --------

     The accompanying notes are an integral part of these balance sheets.

                  TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         December 31,    June 30,
                                                             1997         1998
                                                         ------------  -----------
                                                                       (Unaudited)
CURRENT LIABILITIES:
 Current portion of long-term debt.......................     5,910        8,162
 Bank overdraft..........................................     1,094            -
 Accounts payable........................................     8,086        9,418
 Accrued employee compensation...........................    12,244       11,420
 Accrued income taxes....................................     2,507          971
 Other accrued expenses..................................    11,694       14,467
 Customer advances, deposits and deferred income.........     1,472        1,096
                                                           --------     --------
   Total current liabilities.............................    43,007       45,534

DEFERRED TAX LIABILITIES.................................     1,217        1,214

LONG-TERM DEBT, net of current portion:
 Capital lease obligations...............................     9,432        6,136
 Other debt..............................................       459        1,986
                                                           --------     --------
   Total liabilities.....................................    54,115       54,870
                                                           --------     --------

STOCKHOLDERS'  EQUITY:
  Preferred stock, 10,000,000 shares authorized,
    zero shares issued and outstanding...................         -            -
  Series A preferred stock, one share authorized,
    zero and one share issued and outstanding in 1997
    and 1998, respectively...............................         -            -
  Common stock, $.01 par value, 150,000,000 shares
    authorized, 59,262,397 and 59,757,969 shares issued,
    59,163,587 and 59,757,969 shares outstanding.........       592          597
  Additional paid-in capital.............................   104,016      107,569
  Accumulated other comprehensive income.................      (922)      (1,489)
  Unearned compensation-restricted stock.................      (127)         (63)
  Treasury stock, 98,810 shares, at cost.................      (988)           -
  Retained earnings......................................    35,681       44,426
                                                           --------     --------
    Total stockholders' equity..........................    138,252      151,040
                                                           --------     --------
    Total liabilities and stockholders' equity...........  $192,367     $205,910
                                                           --------     --------
                                                           --------     --------

      The accompanying notes are an integral part of these balance sheets.

                  TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)

                                                         Three Months Ended
                                                               June 30,
                                                        ---------------------
                                                         1997           1998
                                                        -------       -------
REVENUES............................................    $67,648       $88,099
                                                        -------       -------
OPERATING EXPENSES:
 Costs of services..................................     42,357        57,295
 Selling, general and
 administrative expenses............................     15,047        23,158
                                                        -------       -------
 Total operating expenses...........................     57,404        80,453
                                                        -------       -------

INCOME FROM OPERATIONS                                   10,244         7,646
                                                        -------       -------

OTHER INCOME (EXPENSE):
 Interest expense...................................       (322)         (231)
 Investment income..................................        835           830
 Equity in income of
 affiliated company.................................         50            72
 Business combination expenses......................          -          (881)
 Other..............................................         35           (57)
                                                        -------       -------
                                                            598          (267)
                                                        -------       -------
 Income before income taxes.........................     10,842         7,379

PROVISION FOR INCOME TAXES..........................      4,345         2,915
                                                        -------       -------
 Net income.........................................    $ 6,497       $ 4,464
                                                        -------       -------
                                                        -------       -------
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.............................................     57,919        59,696
                                                        -------       -------
                                                        -------       -------
  Diluted...........................................     61,882        62,373
                                                        -------       -------
                                                        -------       -------
NET INCOME PER COMMON SHARE:
  Basic.............................................       $.11          $.07
                                                        -------       -------
                                                        -------       -------
  Diluted...........................................       $.10          $.07
                                                        -------       -------
                                                        -------       -------

        The accompanying notes are an integral part of these statements.

                  TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)

                                                        Six Months Ended June 30,
                                                        -------------------------
                                                           1997           1998
                                                         --------       --------
REVENUES                                                 $128,906       $168,343
                                                         --------       --------
OPERATING EXPENSES:
 Costs of services.................................        81,244        109,151
 Selling, general and administrative expenses......        28,854         44,420
                                                         --------       --------
 Total operating expenses..........................       110,098        153,571
                                                         --------       --------

INCOME FROM OPERATIONS.............................        18,808         14,772
                                                         --------       --------

OTHER INCOME (EXPENSE):
 Interest expense...................................         (777)          (533)
 Investment income..................................        1,709          1,720
 Equity in income of
 affiliated company.................................          103             86
 Business combination expenses......................            -           (881)
 Other..............................................           13           (152)
                                                         --------       --------
                                                            1,048            240
                                                         --------       --------
 Income before income taxes.........................       19,856         15,012

PROVISION FOR INCOME TAXES                                  8,007          5,996
                                                         --------       --------
 Net income.........................................     $ 11,849       $  9,016
                                                         --------       --------
                                                         --------       --------
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.............................................       57,919         59,696
                                                         --------       --------
                                                         --------       --------
  Diluted...........................................       61,882         62,373
                                                         --------       --------
                                                         --------       --------
NET INCOME PER COMMON SHARE:
  Basic.............................................         $.20           $.15
                                                         --------       --------
                                                         --------       --------
  Diluted...........................................         $.19           $.14
                                                         --------       --------
                                                         --------       --------

       The accompanying notes are an integral part of these statements.

                  TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)
                                  (Unaudited)

                                                           1997           1998
                                                         --------       --------
CASH FLOWS FROM  OPERATING ACTIVITIES:
 Net Income............................................  $ 11,849       $  9,016
 Adjustments to reconcile net income to net cash
 provided by operating activities-
  Depreciation and amortization........................     4,675          8,868
  Allowance for doubtful accounts......................       304            237
  Equity in income of affiliated company...............      (103)           (86)
  Deferred taxes on income.............................      (571)          (149)
  Deferred compensation expense........................        64             64
  Changes in assets and  liabilities-
   Accounts receivable.................................   (10,994)       (10,558)
   Prepaids and other assets...........................        56            166
   Accounts payable and accrued liabilities............     2,562          1,803
   Customer advances and deferred income...............        89           (364)
                                                         --------       --------
 Net cash provided by operating activities.............     7,931          8,997
                                                         --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment....................  $(16,636)      $(14,935)
 Purchase of TMI.......................................    (2,337)             -
 Acquisition of Intellisystems, Inc....................         -         (2,000)
 Return of deposit on new Call Center..................     3,000              -
 Changes in accounts payable and accrued
  liabilities relating to investing activities.........       912           (762)
 Decrease in short-term investments....................     4,621          9,439
                                                         --------       --------
 Net cash used in investing activities.................   (10,440)        (8,258)
                                                         --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in short-term borrowings.................  $      -       $  1,715
 Net increase in bank overdraft........................        11              -
 Payments on long-term debt and capital leases.........    (2,507)        (2,326)
 Exercise of stock options including tax benefit.......     4,458          1,565
                                                         --------       --------
 Net cash provided by financing activities.............     1,962            954
                                                         --------       --------
Effect of exchange rate changes on cash................      (281)        (1,187)
                                                         --------       --------
NET INCREASE (DECREASE) IN CASH  AND
 CASH EQUIVALENTS......................................      (828)           506
CASH AND CASH EQUIVALENTS,
 beginning of period...................................     5,569          7,338
                                                         --------       --------
CASH AND CASH EQUIVALENTS,
 end of period.........................................  $  4,741       $  7,844
                                                         --------       --------
                                                         --------       --------

       The accompanying notes are an integral part of these statements.

                  TELETECH HOLDINGS, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

NOTE (1)--BASIS OF PRESENTATION

         The accompanying  unaudited condensed consolidated financial statements have been prepared  without audit pursuant to the rules and
regulations of the  Securities and Exchange Commission.   The condensed
consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which, in the opinion of management , are necessary to present fairly the financial position, results of operations and cash flows of TeleTech Holdings, Inc. and subsidiaries as of June 30, 1998 and 1997 and for
the periods then ended.   Operating results for the three month and six month
periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for
Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 may not be applied retroactively, and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). Management believes that the impact of SFAS No. 133 will not significantly affect its financial reporting.

         In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". This statement is effective for financial statements for fiscal years beginning after December 15, 1998. In general, SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. Management believes that SOP 98-5 will not have a material impact on the financial statements.

                  TELETECH HOLDINGS, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998 - CONTINUED

NOTE (3)--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES (IN THOUSANDS):

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                      1997         1998
                                                     ------       -------
     Cash paid for interest                          $  777       $   533
     Cash paid for income taxes                      $9,360       $ 5,218

     Noncash investing and financing activities:
       Stock issued in purchase of Intellisystems    $   -        $3,389


NOTE (4)--ACQUISITIONS

          On February 17, 1998, the Company acquired the assets of Intellisystems,-R- Inc. ("Intellisystems") for $2.0 million in cash and 344,487 shares of common stock including 98,810 shares of treasury stock. Intellisystems is a leading developer of patented automated product support systems. Intellisystems' products can electronically resolve a significant percentage of calls coming into customer support centers through telephone, Internet or fax-on-demand. The acquisition has been accounted for as a purchase.

          On June 8, 1998 and June 17, 1998, the Company consummated business combinations with Digital Creators, Inc. ("Digital"), which included the issuance of 1,069,000 shares of Company common stock and Electronic Direct Marketing, Ltd. ("EDM") which included the obligation to issue 1,783,444 shares of Company common stock, respectively. These business combinations were accounted for as poolings of interests, and accordingly, the historical financial statements of the Company have been restated to include the financial statements of Digital and EDM for all periods presented.

          The consolidated balance sheet of the Company as of December 31, 1997 includes the balance sheet of EDM for the fiscal year ended February 28, 1998. Accordingly, the Company's retained earnings has been adjusted during the quarter ended March 31, 1998 for the effect of utilizing different fiscal year ends for this period. During 1998, the fiscal year end of EDM has been changed from February to December to conform to the Company's year end.

          The consolidated financial statements have been prepared to give retroactive effect to the business combinations with Digital and EDM in June 1998.

          The table below sets forth the results of operations of the previously separate enterprises for the period prior to the consummation of the combinations during the three and six months ended June 30, 1998 and 1997 (in thousands):

THREE MONTHS ENDED JUNE 30,:    THI    DIGITAL     EDM    ADJUSTMENTS   COMBINED
1998:
   Revenues                   $62,480    $822     $4,354    $(531)      $67,125
   Net income                   2,818      46        346        -         3,210
1997:
   Revenues                   $65,134    $705     $2,215    $(406)      $67,648
   Net income                   6,196     179        122        -         6,497

                  TELETECH HOLDINGS, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998 - CONTINUED

SIX MONTHS ENDED JUNE 30,:      THI    DIGITAL     EDM    ADJUSTMENTS   COMBINED
1998:
 Revenues                    $136,244  $2,038    $10,258    $(1,171)    $147,369
 Net income                     6,972     136        654          -        7,762
1997:
 Revenues                    $124,332  $  889    $ 4,091    $  (406)    $128,906
 Net income                    11,489     187        173          -       11,849


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

The Company's comprehensive income for the three and six months ended June 30, 1997 and 1998 was as follows (in thousands):

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                     1997         1998
                                                    ------       ------
Net income for the period                           $6,497       $4,464
Change in cumulative translation adjustment           (158)        (747)
                                                    ------       ------
Comprehensive income                                $6,339       $3,717
                                                    ------       ------
                                                    ------       ------
                                                 Six Months Ended June 30,
                                                 ---------------------------
                                                     1997         1998
                                                   -------       ------
Net income for the period                          $11,849       $9,016
Change in cumulative translation adjustment           (230)        (567)
                                                   -------       ------
Comprehensive income                               $11,619       $8,449
                                                   -------       ------
                                                   -------       ------

NOTE 6 - PROPOSED SALE OF JOINT VENTURE

          In June 1998 the Company reached an agreement in principle with Priplan Investments, Ltd. ("Priplan") to sell the Company's 50% interest in Access 24 (UK) Limited ("Access 24 UK") for cash consideration of approximately $1.0 million. This transaction is subject to the execution of a definitive agreement and is expected to close in August 1998. During the second quarter of 1998 the Company charged the Parent of Priplan $1.3 million related to call center consulting and design services.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

          Revenues increased $20.5 million or 30.2% to $88.1 million for the three months ended June 30, 1998 from $67.6 million for the three months ended June 30, 1997. The increase resulted from $17.3 million in revenues from new clients, $17.1 million in increased revenue from existing clients and $3.5 million from increases in the operations of EDM. These increases were offset in part by contract expirations and other client reductions of which $12.3 million related to two significant clients in the telecommunications and transportation industries. Revenues for the three months ended June 30, 1998 include approximately $22.3 million from facilities management contracts as compared with $19.8 million for the three months ended June 30, 1997.

          Costs of services increased $14.9 million, or 35.3%, to $57.3 million for the three months ended June 30, 1998 from $42.4 million for the three months ended June 30, 1997. Costs of services as a percentage of revenues increased from 62.6% for the three months ended June 30, 1997 to 65.0% for the three months ended June 30, 1998. This increase in the costs of services as a percentage of revenues is primarily a result of lower second quarter volumes in a significant facilities management client program as compared with the previous year.

          Selling, general and administrative expenses increased $8.1 million, or 53.9% to $23.2 million for the three months ended June 30, 1998 from $15.0 million for the three months ended June 30, 1997. Selling, general and administrative expenses as a percentage of revenues increased from 22.2% for the three months ended June 30, 1997 to 26.3% for the three months ended June 30, 1998 primarily as a result of greater number of selling, general, and administrative personnel along with higher depreciation expense resulting from the completion of new call centers in the fourth quarter of 1997 which were not fully utilized in the first half of 1998 and the impact of lower volumes in a significant client in the telecommunications industry.

          As a result of the foregoing factors, income from operations decreased $2.6 million or 25.4%, to $7.6 million for the three months ended June 30, 1998 from $10.2 million for the three months ended June 30, 1997. Operating income as a percentage of revenues decreased from 15.1% for the three months ended June 30, 1997 to 8.7% for the three months ended June 30,
1998.   This decline resulted from reduced
capacity utilization and lower volumes associated with two significant clients in the telecommunications and transportation industries. Although management anticipates that operating income as a percentage of revenues will increase as capacity utilization and volumes increase, the timing of any such increase is uncertain.

          Other income totaled $614,000 for the three months ended June 30, 1998 compared with $598,000 during the three months ended June 30, 1997. During the three months ended June 30, 1998, the Company also incurred $881,000 of one time charges relating to business combination expenses for EDM Electronic Direct Marketing, Ltd. and Digital Creators, Inc.

          As a result of the foregoing factors, net income decreased $2.0 million or 31.3%, to $4.5 million for the three months ended June 30, 1998 from $6.5 million for the three months ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

          Revenues increased $39.4 million or 30.6% to $168.3 million for the six months ended June 30, 1998 from $128.9 million for the six months ended June 30, 1997. The increase resulted from $25.1 million in revenues from new clients, $48.0 million in increased revenue from existing clients and $7.5 million increases in the operations of EDM. These increases were offset in part by contract expirations and other client reductions of which $25.9 million related to two significant clients in the telecommunications and transportation industries. Revenues for the six months ended June 30, 1998 include approximately $39.6 million from facilities management contracts as compared with $40.6 million for the six months ended June 30, 1997.

          Costs of services increased $27.9 million, or 34.4%, to $109.2 million for the six months ended June 30, 1998 from $81.2 million for the six months ended June 30, 1997. Costs of services as a percentage of revenues increased from 63.0% for the six months ended June 30, 1997 to 64.8% for the six months ended June 30, 1998. This increase in the costs of services as a percentage of revenues is primarily a result of lower first half volumes in a significant facilities management client program as compared with the previous year.

          Selling, general and administrative expenses increased $15.6 million, or 54.0% to $44.4 million for the six months ended June 30, 1998 from $28.9 million for the six months ended June 30, 1997. Selling, general and administrative expenses as a percentage of revenues increased from 22.4% for the six months ended June 30, 1997 to 26.4% for the six months ended June 30, 1998 primarily as a result of greater number of selling, general, and administrative personnel along with higher depreciation expense resulting from the completion of new call centers in the fourth quarter of 1997 which were not fully utilized in the first half of 1998 and the impact of lower volumes in a significant client in the telecommunications industry.

          As a result of the foregoing factors, income from operations decreased $4.0 million or 21.5%, to $14.8 million for the six months ended June 30, 1998 from $18.8 million for the six months ended June 30, 1997. Operating income as a percentage of revenues decreased from 14.6% for the six months ended June 30, 1997 to 8.8% for the six months ended June 30, 1998. This decline resulted from reduced capacity utilization and lower volumes associated with two significant clients in the telecommunications and transportation industries. Although management anticipates that operating income as a percentage of revenues will increase as capacity utilization and volumes increase, the timing of any such increase is uncertain.

          Other income totaled $1,121,000 for the six months ended June 30, 1998 compared with $1,048,000 during the six months ended June 30, 1997. During the six months ended June 30, 1998, the Company also incurred $881,000 of one time charges relating to business combination expenses for EDM Electronic Direct Marketing, Ltd. and Digital Creators, Inc.

          As a result of the foregoing factors, net income decreased $2.8 million or 23.9%, to $9.0 million for the six months ended June 30, 1998 from $11.8 million for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

          As of June 30, 1998 the Company had cash and cash equivalents of $7.8 million and short-term investments of $60.2 million. Cash provided by operating activities was $9.0 million for the six months ended June 30, 1998.

          Cash used in investing activities was $8.3 million for the six months ended June 30, 1998 resulting primarily from $14.9 million in capital expenditures and $2.0 toward the purchase of Intellisystems (see Note 4 accompanying the condensed financial statements), offset in part by a decrease of $9.4 million in short term investments.

          Cash provided by financing activities was $1.0 million resulting from the increase in short-term borrowings of $1.7 million and the exercise of stock options of $1.6 million offset in part by pay downs of capital leases from the Company's Canadian Subsidiary.

          The Company is currently renegotiating its revolving line of credit which expired on May 31, 1998 and expects to complete a new line of credit in the third quarter of 1998.

          The Company currently expects total capital expenditures in 1998 to be approximately $40 to $50 million of which $14.9 million was expended in the first six months. The Company believes that existing cash on hand together with cash from operations will be sufficient to finance the Company's operations, planned capital expenditures and anticipated growth through 1998.

POTENTIAL YEAR 2000 PROBLEMS

          The Company has undertaken an assessment and compliance program (the "Program") to ascertain the existence and extent of, and to remediate as necessary, any Year 2000 problems that may reside in the computer systems of the Company and its interfaces with its clients. The Program utilizes an outside consulting firm, which specializes in Year 2000 compliance and remediation, which will work with full-time employees of the Company whose time is dedicated to the Program. The Company expects to complete the assessment phase of the Program early in the fourth quarter of 1998. As assessments are completed, the Company will commence immediate remediation, as necessary. The Company believes, based upon the progress of the Program so far, that costs of the assessment phase will not exceed $1,000,000. The Company has not yet incurred any significant costs for this assessment. When the assessment is completed, the Company should be able to estimate the total cost of the Program.

          The Company is currently unable to assess, and may be unable to accurately determine, the magnitude of any Year 2000 problems that may reside in the computer and information systems of its clients, or the impact that any such problems could have on the services provided by the Company to such clients. As part of the Program, the Company will contact its clients regarding the nature and scope of any such problems and seek to work with the clients to resolve them. The success of the Company's efforts will depend, in significant part, upon factors outside the control of the Company, such as the level of client cooperation and the status of the clients' own Year 2000 compliance programs. Thus, there can be no assurance that all such problems will be resolved. The occurrence of Year 2000 related failures in the computer and information systems of any of the Company's significant clients could have a materially adverse effect on the business, results of operations, and financial condition of the Company. The Company has not yet prepared a contingency plan to handle a most reasonably likely worst case scenario as the Program has not progressed sufficiently to identify the potential Year 2000 issues.

FORWARD-LOOKING STATEMENTS

          All statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this quarterly report, that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward looking statements include (i) the anticipated level of capital expenditures for 1998; (ii) the Company's belief that existing cash and short-term investments will be sufficient to finance the Company's near term operations; (iii) management anticipation that operating income as a percentage of revenue will increase as capacity utilization and volumes increase; (iv) the Company's estimate of the impact of the year 2000 issues; and (v) statements relating to the Company or its operations that are preceded by terms such as "anticipates", "expects", "believes" and similar expressions.

          The Company's actual results, performance or achievements may differ materially from those implied by such forward-looking statements as a result of various factors, including the following: TeleTech's agreements with its clients do not ensure that TeleTech will generate a specific level of revenue and may be canceled by the clients on short notice. The amount of revenue TeleTech generates from a particular client is dependent upon customers' interest in and use of the client's products or services, some of which are recently-introduced or untested. The loss of a significant client or the termination or completion of a significant client program may have a material adverse effect on TeleTech's capacity utilization and results of operations. There can be no assurance that the Company will be successful in integrating acquired companies into the Company's existing businesses, or that any completed acquisition will enhance the Company's business, results of operations or financial condition. There are certain risks inherent in conducting international business, including without limitation exposure to currency fluctuations, longer payment cycles and greater difficulties in accounts receivable collection.


PART II.  OTHER  INFORMATION

Item 1. Legal Proceedings

          As disclosed in the Company's 1997 Annual Report on Form 10-K, in November 1996, the Company received notice that CompuServe Incorporated ("CompuServe") was withdrawing its WOW! Internet service from the marketplace and that effective January 31, 1997, it would terminate all the programs provided to CompuServe by the Company. Pursuant to the terms of its agreement with the Company, CompuServe was entitled to terminate the agreement for reasonable business purposes upon 120 days advance notice and by payment of a termination fee calculated in accordance with the agreement. In December 1996, the Company filed suit against CompuServe to enforce these termination provisions and collect the termination fee. CompuServe filed a counterclaim in December 1996 alleging that the Company breached other provisions of this agreement and seeking unspecified monetary damages. In March 1997, CompuServe asserted a right to offset certain accounts receivable it owes to the Company for services rendered. These accounts receivable total $4.3 million.

          In mid 1997, CompuServe announced it had agreed to sell its worldwide on-line services business to America Online, Inc. and its network services business to a wholly-owned subsidiary of WorldCom, Inc. The Company and CompuServe agreed to stay their litigation pending the sale, which was completed in January 1998. The litigation has now recommenced. Although the Company believes that this litigation will not have a material adverse effect on the Company's financial condition or results of operations, the ultimate outcome is uncertain. Because it is uncertain whether this litigation will be concluded within one year, the Company has reclassified the $4.3 million receivable as a long-term asset in the accompanying balance sheet.

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

                          DIRECT OR INDIRECT PAYMENTS TO
                          DIRECTORS, OFFICERS, GENERAL
                          PARTNERS OF THE ISSUER OR THEIR
                          ASSOCIATES: TO PERSONS OWNING
                          TEN PERCENT OF MORE OF ANY CLASS
                          OF EQUITY SECURITIES OF THE ISSUER; DIRECT OR INDIRECT
                          AND TO AFFILIATES OF THE ISSUER     PAYMENTS TO OTHERS
                          ----------------------------------- ------------------
Purchase and installation
 of machinery and equipment                                       $7,536,000
Acquisition of other
 businesses                                                        4,337,000
Repayment of indebtedness                                          9,950,000
Working Capital                        $500,000                   15,055,000

TEMPORARY INVESTMENT
Cash Management Account                                           14,199,000

OTHER PURPOSES
Acquisition of 98,810
 shares of Treasury Stock                                           988,000


Item 4. Submission of Matters to a Vote of Security Holders.

          On May 8, 1998, the Company held its annual meeting of stockholders, at which there were 54,639,262 shares present or represented by proxy, which is approximately 96% of the shares entitled to vote. At the annual meeting, the following matters were approved by more than the requisite number of stockholders:

          The following directors of the Company were elected. The number of votes cast for and withheld for each director were as follows:

                                                    Votes Cast
                                            --------------------------
                                               For            Withheld
                                            ----------        --------
          Kenneth D. Tuchman                54,595,763         43,499
          Rod Dammeyer                      54,595,763         43,499
          John T. McLennan                  54,595,763         43,499
          Morton H. Meyerson                54,595,763         43,499
          Alan Silverman                    54,595,763         43,499


          The engagement of Arthur Andersen LLP as the Company's independent auditors for fiscal 1998 was ratified by the affirmative vote of 54,591,691 shares, with 26,765 shares voted against and 20,806 shares abstaining and no broker non-votes.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               The following document is filed as an exhibit to this report:

               3 Certificate of Designations, Preferences and Rights of Series A Preferred Stock
               27.1   Financial Data Schedule
               27.2   Financial Data Schedule - Restated

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the six months ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             TELETECH HOLDINGS, INC.
                                             -----------------------
                                                   (Registrant)


Date: August 7, 1998                        /s/ KENNETH D. TUCHMAN
     -----------------------------------    ------------------------------------
                                            Kenneth D. Tuchman
                                            Chairman of the Board, President and
                                            Chief Executive Officer


Date: August 7, 1998                        /s/ STEVEN B. COBURN
     -----------------------------------    ------------------------------------
                                            Steven B. Coburn, Chief Financial
                                            Officer