Form 10-Q
period 1998-09-30
TELETECH HOLDINGS INC
filed 1998-11-16
CIK 1013880

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON,  D. C.  20549

                              ------------------------

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:   September 30, 1998

                                         OR

/ /  TRANSITION REPORT PURSUANT TO Section 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
               For the transition period from             to
                                              ----------     ----------
                          Commission file number  0-21055

                              TELETECH HOLDINGS, INC.
               (Exact name of registrant as specified in its charter)

           DELAWARE                                             84-1291044
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification  No.)

1700 LINCOLN STREET, SUITE 1400
DENVER, COLORADO                                                  80203
(Address of principal                                           (Zip Code)
 executive office)

                                  (303)  894-4000
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

                   YES X                           NO
                      ---                            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
          Class of Common Stock                        October 31, 1998
     Common Stock, par value $.01 per share              60,235,700


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                                     FORM 10-Q

                                       INDEX

                                                                                            PAGE
                                                                                           NUMBER
                                                                                           ------
PART  I.    FINANCIAL  INFORMATION

Item     1.   Financial  Statements  (Unaudited)

         Condensed consolidated balance sheets--December 31, 1997 and September 30, 1998      3

         Condensed consolidated statements of income--Three months ended September 30,
         1998 and 1997                                                                        5

         Condensed consolidated statements of income--Nine months ended September 30,
         1998 and 1997                                                                        6

         Condensed consolidated statements of cash flows--Nine months ended
         September 30, 1998 and 1997                                                          7

         Notes to condensed consolidated financial statements--September 30, 1998             8

Item     2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                          11


PART  II .    OTHER  INFORMATION
Item     1.   Legal Proceedings                                                              15

Item     2.   Changes in Securities and Use of Proceeds                                      15

Item     6.   Exhibits and Reports on Form 8-K                                               16

SIGNATURES                                                                                   17


                      TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                               (DOLLARS IN THOUSANDS)

PART I.   FINANCIAL   INFORMATION

               ASSETS
                                                                    December 31,    September 30,
                                                                        1997             1998
                                                                    ------------    -------------
                                                                                     (Unaudited)
CURRENT  ASSETS:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . .        $  7,338         $ 11,291
   Short-term investments. . . . . . . . . . . . . . . . . . . .          69,633           56,110
   Accounts receivable, net of allowance for doubtful
     accounts of  $2,327 and $2,714, respectively. . . . . . . .          43,664           52,120
   Prepaids and other assets . . . . . . . . . . . . . . . . . .           1,220            2,496
   Deferred tax asset. . . . . . . . . . . . . . . . . . . . . .           2,902            3,072
                                                                        --------         --------
       Total current assets. . . . . . . . . . . . . . . . . . .         124,757          125,089
                                                                        --------         --------

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $21,812 and $33,707, respectively . . . . . .          53,738           64,313
                                                                        --------         --------

OTHER ASSETS:
   Goodwill (net of amortization of $587 and
       $1,347, respectively) . . . . . . . . . . . . . . . . . .           7,295           12,001
   Long-term accounts receivable . . . . . . . . . . . . . . . .           4,274            4,274
   Investment in affiliated company accounted for under the
     equity method . . . . . . . . . . . . . . . . . . . . . . .             981             --
   Contract acquisition costs. . . . . . . . . . . . . . . . . .            --             10,900
   Other assets. . . . . . . . . . . . . . . . . . . . . . . . .           1,322            1,384
                                                                        --------         --------

       Total assets. . . . . . . . . . . . . . . . . . . . . . .        $192,367         $217,961
                                                                        --------         --------
                                                                        --------         --------





        The accompanying notes are an integral part of these balance sheets.

                      TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

   LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                    December 31,    September 30,
                                                                        1997             1998
                                                                    ------------    -------------
                                                                                     (Unaudited)
CURRENT LIABILITIES:
   Current portion of long-term debt . . . . . . . . . . . . . .           5,910            9,720
   Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . .           1,094            --
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . .           8,086            8,606
   Accrued employee compensation . . . . . . . . . . . . . . . .          12,244           15,026
   Accrued income taxes. . . . . . . . . . . . . . . . . . . . .           2,507            2,350
   Other accrued expenses. . . . . . . . . . . . . . . . . . . .          11,694           15,411
   Customer advances, deposits and deferred income . . . . . . .           1,472            1,117
                                                                        --------         --------
       Total current liabilities . . . . . . . . . . . . . . . .          43,007           52,230

DEFERRED TAX LIABILITIES . . . . . . . . . . . . . . . . . . . .           1,217            1,211

LONG-TERM DEBT, net of current portion:
   Capital lease obligations . . . . . . . . . . . . . . . . . .           9,432            3,478
   Other debt. . . . . . . . . . . . . . . . . . . . . . . . . .             459            3,682
                                                                        --------         --------
       Total liabilities . . . . . . . . . . . . . . . . . . . .          54,115           60,601
                                                                        --------         --------


STOCKHOLDERS'  EQUITY:
   Preferred stock, 10,000,000 shares authorized , zero and one
     share issued and outstanding in 1997 and 1998, respectively           --               --
   Common stock, $.01 par value, 150,000,000 shares
     authorized, 59,262,397 and 60,234,304 shares issued,
     59,163,587 and 60,234,304 shares outstanding. . . . . . . .             592              602
   Additional paid-in capital  . . . . . . . . . . . . . . . . .         104,016          108,315
   Accumulated other comprehensive income. . . . . . . . . . . .            (922)          (1,680)
   Unearned compensation-restricted stock. . . . . . . . . . . .            (127)             (32)
   Treasury stock, 98,810 shares, at cost. . . . . . . . . . . .            (988)           --
   Retained earnings . . . . . . . . . . . . . . . . . . . . . .          35,681           50,155
                                                                        --------         --------
     Total stockholders' equity. . . . . . . . . . . . . . . . .         138,252          157,360
                                                                        --------         --------
       Total liabilities and stockholders' equity. . . . . . . .        $192,367         $217,961
                                                                        --------         --------
                                                                        --------         --------




        The accompanying notes are an integral part of these balance sheets.

                      TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                    (Unaudited)

                                                                            Three Months Ended
                                                                               September  30,
                                                                           ---------------------
                                                                           1997             1998
                                                                           ----             ----
REVENUES . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $70,374          $92,366
                                                                         -------          -------
OPERATING EXPENSES:
       Costs of services . . . . . . . . . . . . . . . . . . . .          45,799           59,143
       Selling, general and
         administrative expenses . . . . . . . . . . . . . . . .          17,802           25,085
                                                                         -------          -------
       Total operating expenses. . . . . . . . . . . . . . . . .          63,601           84,228
                                                                         -------          -------

INCOME FROM OPERATIONS . . . . . . . . . . . . . . . . . . . . .           6,773            8,138
                                                                         -------          -------

OTHER INCOME (EXPENSE):
       Interest expense. . . . . . . . . . . . . . . . . . . . .            (276)            (413)
       Investment income . . . . . . . . . . . . . . . . . . . .             813              725
       Equity in income of
         affiliated company. . . . . . . . . . . . . . . . . . .             160              (16)
       Business combination expenses . . . . . . . . . . . . . .            --               (440)
       Other . . . . . . . . . . . . . . . . . . . . . . . . . .             (14)            (220)
                                                                         -------          -------
                                                                             683             (364)
                                                                         -------          -------
   Income before income taxes. . . . . . . . . . . . . . . . . .           7,456            7,774

PROVISION FOR INCOME TAXES . . . . . . . . . . . . . . . . . . .           2,912            3,059
                                                                         -------          -------
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . .         $ 4,544          $ 4,715
                                                                         -------          -------
                                                                         -------          -------

WEIGHTED AVERAGE SHARES
   OUTSTANDING:
       Basic . . . . . . . . . . . . . . . . . . . . . . . . . .          58,256           60,234
                                                                         -------          -------
                                                                         -------          -------
       Diluted . . . . . . . . . . . . . . . . . . . . . . . . .          61,405           62,040
                                                                         -------          -------
                                                                         -------          -------

NET INCOME PER COMMON SHARE:
       Basic . . . . . . . . . . . . . . . . . . . . . . . . . .         $   .08          $   .08
                                                                         -------          -------
                                                                         -------          -------
       Diluted . . . . . . . . . . . . . . . . . . . . . . . . .         $   .07          $   .08
                                                                         -------          -------
                                                                         -------          -------





          The accompanying notes are an integral part of these statements.

                      TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                    (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                          ---------------------
                                                                          1997             1998
                                                                          ----             ----
REVENUES                                                                $199,280         $260,709
                                                                        --------         --------
OPERATING EXPENSES:
       Costs of services . . . . . . . . . . . . . . . . . . . .         127,043          168,294
       Selling, general and
         administrative expenses . . . . . . . . . . . . . . . .          46,656           69,505
                                                                        --------         --------
       Total operating expenses. . . . . . . . . . . . . . . . .         173,699          237,799
                                                                        --------         --------

INCOME FROM OPERATIONS . . . . . . . . . . . . . . . . . . . . .          25,581           22,910
                                                                        --------         --------

OTHER INCOME (EXPENSE):
       Interest expense. . . . . . . . . . . . . . . . . . . . .          (1,053)            (946)
       Investment income . . . . . . . . . . . . . . . . . . . .           2,522            2,444
       Equity in income of
         affiliated company. . . . . . . . . . . . . . . . . . .             263               70
       Business combination expenses . . . . . . . . . . . . . .              -            (1,321)
       Other . . . . . . . . . . . . . . . . . . . . . . . . . .              (1)            (371)
                                                                        --------         --------
                                                                           1,731             (124)
                                                                        --------         --------
   Income before income taxes. . . . . . . . . . . . . . . . . .          27,312           22,786

PROVISION FOR INCOME TAXES . . . . . . . . . . . . . . . . . . .          10,919            9,055
                                                                        --------         --------
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . .        $ 16,393         $ 13,731
                                                                        --------         --------
                                                                        --------         --------

WEIGHTED AVERAGE SHARES
   OUTSTANDING:
       Basic . . . . . . . . . . . . . . . . . . . . . . . . . .          57,931           59,784
                                                                        --------         --------
                                                                        --------         --------
       Diluted . . . . . . . . . . . . . . . . . . . . . . . . .          61,560           62,026
                                                                        --------         --------
                                                                        --------         --------

NET INCOME PER COMMON SHARE:
       Basic . . . . . . . . . . . . . . . . . . . . . . . . . .        $    .28         $    .23
                                                                        --------         --------
                                                                        --------         --------
       Diluted . . . . . . . . . . . . . . . . . . . . . . . . .        $    .27         $    .22
                                                                        --------         --------
                                                                        --------         --------




          The accompanying notes are an integral part of these statements.

                     TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                               (DOLLARS IN THOUSANDS)
                                    (Unaudited)

                                                                          1997             1998
                                                                          ----             ----
CASH FLOWS FROM  OPERATING ACTIVITIES:
   Net Income. . . . . . . . . . . . . . . . . . . . . . . . . .        $ 16,393         $ 13,731
   Adjustments to reconcile net income to net cash
     provided by operating activities-
       Depreciation and amortization . . . . . . . . . . . . . .           7,240           13,935
       Allowance for doubtful accounts . . . . . . . . . . . . .             462              387
       Equity in income of affiliated company. . . . . . . . . .            (263)             981
       Deferred taxes on income. . . . . . . . . . . . . . . . .            (785)            (176)
       Deferred compensation expense . . . . . . . . . . . . . .              96               95
       Changes in assets and  liabilities-
           Accounts receivable . . . . . . . . . . . . . . . . .         (16,092)          (8,458)
           Prepaids and other assets . . . . . . . . . . . . . .            (903)          (1,237)
           Accounts payable and accrued liabilities. . . . . . .           7,614            6,662
           Customer advances and deferred income . . . . . . . .             458             (355)
                                                                        --------         --------
   Net cash provided by operating activities . . . . . . . . . .          14,220           25,565
                                                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment. . . . . . . . . . . . . .        $(25,645)        $(23,939)
   Purchase of TMI . . . . . . . . . . . . . . . . . . . . . . .          (2,337)           --
   Acquisition of Intellisystems, Inc. . . . . . . . . . . . . .            --             (2,000)
   Return of deposit on new Call Center. . . . . . . . . . . . .           3,000            --
   Contract acquisition costs. . . . . . . . . . . . . . . . . .               -          (10,900)
   Changes in accounts payable and accrued
     liabilities relating to investing activities. . . . . . . .              56             (781)
   Decrease in short-term investments. . . . . . . . . . . . . .           6,805           13,790
                                                                        --------         --------
   Net cash used in investing activities . . . . . . . . . . . .         (18,121)         (23,830)
                                                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in short-term borrowings . . . . . . . . . . . .        $     65         $  1,549
   Net increase in bank overdraft. . . . . . . . . . . . . . . .             806                -
   Cash received in acquisition. . . . . . . . . . . . . . . . .               -              276
   Payments on long-term debt and capital leases . . . . . . . .          (3,565)          (1,908)
   Exercise of stock options including tax benefit . . . . . . .           7,382            2,302
                                                                        --------         --------
   Net cash provided by financing activities . . . . . . . . . .           4,688            2,219
                                                                        --------         --------
Effect of exchange rate changes on cash. . . . . . . . . . . . .            (516)              (1)
                                                                        --------         --------
NET INCREASE IN CASH  AND
   CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . . .             271            3,953
CASH AND CASH EQUIVALENTS,
   beginning of period . . . . . . . . . . . . . . . . . . . . .           5,569            7,338
                                                                        --------         --------
CASH AND CASH EQUIVALENTS,
   end of period . . . . . . . . . . . . . . . . . . . . . . . .        $  5,840         $ 11,291
                                                                        --------         --------
                                                                        --------         --------




          The accompanying notes are an integral part of these statements.

                      TELETECH HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1998

NOTE (1)--BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of TeleTech Holdings, Inc. and subsidiaries as of September 30, 1998 and 1997 and for the periods then ended. Operating results for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

     The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

NOTE (2)--RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE (3)--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES (IN THOUSANDS):

                                                  Nine Months Ended September 30,
                                                        1997          1998
                                                        ----          ----
     Cash paid for interest                            $ 1,053        $   946
     Cash paid for income taxes                        $10,897        $ 5,641

     Noncash investing and financing activities:
          Stock issued in purchase of Intellisystems   $  --          $ 3,389

                      TELETECH HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1998 - CONTINUED

NOTE (4)--ACQUISITIONS

     On February 17, 1998, the Company acquired the assets of Intellisystems,-Registered Trademark- Inc. ("Intellisystems") for $2.0 million in cash and 344,487 shares of common stock including 98,810 shares of treasury stock. Intellisystems is a leading developer of patented automated product support systems. Intellisystems' products can electronically resolve a significant percentage of calls coming into customer support centers through telephone, Internet or fax-on-demand. The acquisition has been accounted for as a purchase.

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

     The consolidated financial statements have been prepared to give retroactive effect to the business combinations with Digital and EDM.

     The table below sets forth the results of operations of the previously separate enterprises for the period prior to the consummation of the combinations during the nine months ended September 30, 1998 and 1997 (in thousands):

Nine months ended September 30,:     TELETECH        DIGITAL            EDM    ADJUSTMENTS       COMBINED
-------------------------------
1998:
       Revenues                      $136,244         $2,038        $10,258        $(1,171)      $147,369
       Net income                       6,972            136            654          --             7,762
1997:
       Revenues                      $124,332           $889        $ 4,091       $   (406)      $128,906
       Net income                      11,489            187            173          --            11,849


     On August 26, 1998 the Company consummated a business combination with Outsource Informatica Ltda. ("Outsource"), a leading Brazilian customer care provider, which included the issuance of 606,000 shares of Company common stock. This business combination was accounted for as a pooling of interests. The operations of Outsource prior to the acquisition are immaterial to all periods presented.

NOTE (5)--CONTRACT ACQUISITION COSTS

     In September 1998, the Company paid $10.9 million to obtain a long term contract with a significant client in the telecommunications industry. This amount is recorded as an other asset and will be amortized over the six year term of the contract.

                      TELETECH HOLDINGS, INC. AND SUBSIDIARIES
           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 -- CONTINUED


NOTE (6)--COMPREHENSIVE INCOME

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

The Company's comprehensive income for the three and nine months ended September 30, 1997 and 1998 was as follows (in thousands):

                                                Three Months Ended September 30,
                                                --------------------------------
                                                      1997           1998
                                                      ----           ----
Net income for the period                            $ 4,544        $ 4,715
Change in cumulative translation adjustment             (342)          (191)
                                                     -------        -------
Comprehensive income                                 $ 4,202        $ 4,524
                                                     -------        -------
                                                     -------        -------

                                               Nine Months Ended September 30,
                                               --------------------------------
                                                      1997           1998
                                                      ----           ----
Net income for the period                            $16,393        $13,731
Change in cumulative translation adjustment             (572)          (758)
                                                     -------        -------
Comprehensive income                                 $15,281        $12,973
                                                     -------        -------
                                                     -------        -------


NOTE (7)--SALE OF JOINT VENTURE

     On September 21, 1998, the Company sold their 50% interest in Access 24
(UK) Limited ("Access 24 UK") to Priplan Investments, Ltd. ("Priplan") for cash consideration of approximately $1.061 million. The company incurred $129,000 in costs relating to the disposal of this joint venture in the third quarter 1998.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues increased $22.0 million or 31% to $92.4 million for the three months ended September 30, 1998 from $70.4 million for the three months ended September 30, 1997. The increase resulted primarily from $14.6 million in revenues from new clients and $18.1 million in increased revenue from existing clients including $5 million relating to technology sales. These technology sales include $1.7 million in hardware and third party software sold under reseller arrangements, consulting services of approximately $300,000 and the sale of approximately $3.0 million in proprietary call center technology to a client for use in its internal call centers. Technology sales for the corresponding period of the preceding year were not significant. While TeleTech does expect technology revenues to represent a more significant portion of total revenues in the future, there can be no assurances as to the future levels of these revenues. These revenue increases were offset in part by contract expirations and other client reductions. These reductions and terminations include $6.4 million in revenue reductions related to lower call volumes from two significant client programs in the telecommunications and transportation industries. Revenues for the three months ended September 30, 1998 include approximately $21.6 million from facilities management contracts as compared with $18.1 million for the three months ended September 30, 1997.

     Costs of services increased $13.3 million, or 29%, to $59.1 million for the three months ended September 30, 1998 from $45.8 million for the three months ended September 30, 1997. Costs of services as a percentage of revenues decreased slightly from 65.1% for the three months ended September 30, 1997 to 64.0% for the three months ended September 30, 1998. The decrease in the costs of services as a percentage of revenues is a result of significantly lower costs of services as a percentage of revenues associated with the technology sales discussed above as compared with the Company's recurring revenues from outsourcing. Cost of services as a percentage of revenue was negatively impacted by unused capacity in several of the Company's domestic and foreign call centers. Unused capacity contributes to higher costs of services as a percentage of revenue as the fixed management and facilities infrastructure costs are spread over reduced revenues.

     Selling, general and administrative expenses increased $7.3 million, or 41% to $25.1 million for the three months ended September 30, 1998 from $17.8 million for the three months ended September 30, 1997. Selling, general and administrative expenses as a percentage of revenues increased from 25.3% for the three months ended September 30, 1997 to 27.2% for the three months ended September 30, 1998 primarily as a result of a greater number of selling, general, and administrative personnel along with higher depreciation and infrastructure costs associated with the opening of call centers in Niagara Falls, NY; Moundsville, West Virginia; Uniontown, Pennsylvania;

Mexico City, Mexico and Glasgow, Scotland.

     As a result of the foregoing factors, income from operations increased $1.4 million or 20%, to $8.1 million for the three months ended September 30, 1998 from $6.7 million for the three months ended September 30, 1997. Operating income as a percentage of revenues decreased from 9.6% for the three months ended September 30, 1997 to 8.8% for the three months ended September 30, 1998. In the third quarter 1998, operating income as a percentage of revenue was favorably impacted by approximately 250 to 300 basis points by the technology sales discussed above.

     Other income excluding business combination expenses totaled $76,000 for the three months ended September 30, 1998 compared with $683,000 during the three months ended September 30, 1997. This is primarily related to decreased investment income of $88,000 resulting from the decrease in cash investments from $66.1 million at September 30, 1997 to $56.1 million at September 30, 1998. In addition, interest expense increased $137,000 resulting from an increase in capital leases. Also included in other income and expense for the three months ended September 30, 1998 was $129,000 relating to costs of disposing of the Company's 50% interest in the PPP Joint Venture in the United Kingdom. Income from this joint venture for the three months ended September 30, 1997 was $160,000 compared to a loss of $16,000 for the three months ended September 30, 1998. The remaining difference quarter versus quarter was due to currency fluctuations of $80,000 attributable to the Company's Mexican operations. Business combination expenses related to the acquisition of Outsource Informatica Ltda. were $440,000 for the three months ended September 30, 1998.

     As a result of the foregoing factors, net income increased $171,000 or 4.0%, to $4.7 million for the three months ended September 30, 1998 from $4.5 million for the three months ended September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues increased $61.4 million or 31% to $260.7 million for the nine months ended September 30, 1998 from $199.3 million for the nine months ended September 30, 1997. The increase resulted from $39.5 million in revenues from new clients and $63.3 million in increased revenue from existing clients. These increases were offset in part by contract expirations and other client reductions of which $32.3 million related to two significant clients in the telecommunications and transportation industries. Revenues for the nine months ended September 30, 1998 include approximately $61.2 million from facilities management contracts as compared with $58.7 million for the nine months ended September 30, 1997.

     Costs of services increased $41.3 million, or 33%, to $168.3 million for the nine months ended September 30, 1998 from $127.0 million for the nine months ended September 30, 1997. Costs of services as a percentage of revenues increased from 63.8% for the nine months ended September 30, 1997 to 64.6% for the nine months ended September 30, 1998. This increase in the costs of services as a percentage of revenues is a result of lower nine months volumes in a significant facilities management client program as compared with the previous year and unused capacity in several of the Company's domestic and foreign call centers offset by lower costs of services as a percentage of revenues associated with the technology sale discussed in the three month comparative above.

     Selling, general and administrative expenses increased $22.8 million, or 49% to $69.5 million for the nine months ended September 30, 1998 from $46.7 million for the nine months ended September 30, 1997. Selling, general and administrative expenses as a percentage of revenues increased from 23.4% for the nine months ended September 30, 1997 to 26.7% for the nine months ended September 30, 1998 primarily as a result of a greater number of selling, general, and administrative personnel along with higher depreciation expense resulting from the completion of new call centers which were not fully utilized during 1998 and the impact of lower volumes in a significant client in the telecommunications industry.

     As a result of the foregoing factors, income from operations decreased $2.7 million or 10%, to $22.9 million for the nine months ended September 30, 1998 from $25.6 million for the nine months ended September 30, 1997. Operating income as a percentage of revenues decreased from 12.8% for the nine months ended September 30, 1997 to 8.8% for the nine months ended September 30, 1998. This decline resulted primarily from reduced capacity utilization and lower volumes associated with two significant clients in the telecommunications and transportation industries. Operating income as a percentage of revenue for the nine months ended September 30, 1998 was favorably impacted by approximately 100 basis points by the technology sales discussed above.

     Other income excluding business combination expenses totaled $1,197,000 for the nine months ended September 30, 1998 compared with $1,731,000 during the nine months ended September 30, 1997. This is primarily related to decreased investment income of $78,000 resulting from the decrease in cash investments. Also included in other income and expense for the nine months ended September 30, 1998 was $129,000 relating to costs of disposing of the Company's 50% interest in the PPP Joint Venture in the United Kingdom. Income from this joint venture for the nine months ended September 30, 1997 was $263,000 compared to $70,000 for the nine months ended September 30, 1998. The remaining difference quarter versus quarter was due to currency fluctuations of $205,000 attributable to the Company's Mexican operations. During the nine months ended September 30, 1998, the Company also incurred $1,321,000 of one time charges relating to business combination expenses for EDM Electronic Direct Marketing, Ltd., Digital Creators, Inc., and Outsource Informatica Ltda.

     As a result of the foregoing factors, net income decreased $2.7 million or 16%, to $13.7 million for the nine months ended September 30, 1998 from $16.4 million for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998 the Company had cash and cash equivalents of $11.3 million and short-term investments of $56.1 million. Cash provided by operating activities was $25.6 million for the nine months ended September 30, 1998.

     Cash used in investing activities was $23.8 million for the nine months ended September 30, 1998 resulting primarily from $23.9 million in capital expenditures, $2.0 toward the purchase of Intellisystems (see Note 4 accompanying the condensed financial statements), and $10.9 million in contract acquisition costs offset in part by a decrease of $13.8 million in short term investments.

     Cash provided by financing activities was $2.2 million resulting from the increase in short-term borrowings of $1.5 million and the exercise of stock options of $2.3 million offset in part by pay downs of capital leases by the Company's Canadian Subsidiary.

     The Company is negotiating a new $50 million, 3-year, partially secured revolving line of credit agreement with a syndicate of 5 banks. The Company anticipates that the agreement will be completed in November 1998.

     The Company currently expects total capital expenditures in 1998 to be approximately $40 to $50 million of which $23.9 million was expended in the first nine months. The Company believes that existing cash on hand together with cash from operations will be sufficient to finance the Company's operations, planned capital expenditures and anticipated growth through 1999.

POTENTIAL YEAR 2000 PROBLEMS

     The Company has undertaken an assessment and compliance program (the "Program") to ascertain the existence and extent of, and to remediate as necessary, any Year 2000 problems that may reside in the information technology and non-information technology systems of the Company and its interfaces with its clients. The Program utilizes an outside consulting firm, which specializes in Year 2000 compliance and remediation, which will work with full-time employees of the Company whose time is dedicated to the Program. The Company has begun an enterprise wide assessment and now expects to complete the assessment phase of the Program by
the first quarter of 1999.   As assessments are completed,  the Company will
commence immediate remediation, as necessary. The Company believes that costs of the assessment phase will not exceed $1,000,000. The Company has not yet incurred any significant costs for this assessment. When the assessment is completed, the Company should be able to estimate the total cost of the Program as well as the timing of remediation.

     The Company is currently unable to assess, and may be unable to accurately determine, the magnitude of any Year 2000 problems that may reside in the computer and information systems of its clients, or the impact that any such problems could have on the services provided by the Company to such clients. As part of the Program, the Company will contact its clients regarding the nature and scope of any such problems and seek to work with the clients to resolve them. The success of the Company's efforts will depend, in significant part, upon factors outside the control of the Company, such as the level of client cooperation and the status of the clients' own Year 2000 compliance programs. Thus, there can be no assurance that all such problems will be resolved. The occurrence of Year 2000 related failures in the computer and information systems of any of the Company's significant clients could have a materially adverse effect on the business, results of operations, and financial condition of the Company. The Company will prepare a contingency plan to handle a most reasonably likely worst case scenario at the completion of its assessment, however the Program has not progressed sufficiently to identify the potential Year 2000 issues.

FORWARD-LOOKING STATEMENTS

     All statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this quarterly report, that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward looking statements include (i) the anticipated level of capital expenditures for 1998;
(ii) the Company's belief that existing cash and short-term investments will be sufficient to finance the Company's near term operations; (iii) the Company's belief that technology revenues will represent a more significant portion of the total revenues in the future and the impact on operating margins as a result of those revenues; (iv) the Company's estimate of the impact of the year 2000 issues; and (v) statements relating to the Company or its operations that are preceded by terms such as "anticipates", "expects", "believes" and similar expressions.

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

     In mid 1997, CompuServe announced it had agreed to sell its worldwide on-line services business to America Online, Inc. and its network services business to a wholly-owned subsidiary of WorldCom, Inc. The Company and CompuServe agreed to stay their litigation pending the sale, which was completed in January 1998 at which time the litigation recommenced. Although the Company believes that this litigation will not have a material adverse effect on the Company's financial condition or results of operations, the ultimate outcome is uncertain. Because it is uncertain whether this litigation will be concluded within one year, the Company has reclassified the $4.3 million receivable as a long-term asset in the accompanying balance sheet.

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


                           DIRECT OR INDIRECT PAYMENTS TO
                           DIRECTORS, OFFICERS, GENERAL
                           PARTNERS OF THE ISSUER OR
                           THEIR ASSOCIATES: TO PERSONS
                           OWNING TEN PERCENT OF MORE OF
                           ANY CLASS OF EQUITY SECURITIES
                           OF THE ISSUER; AND TO            DIRECT OR INDIRECT
                           AFFILIATES OF THE ISSUER         PAYMENTS TO OTHERS
                           ------------------------------   -------------------

Purchase and
installation of
machinery and
equipment                                                      $11,536,000

Acquisition of other
businesses                                                       4,337,000

Repayment of
indebtedness                                                     9,950,000

Working Capital                       $500,000                  15,055,000

TEMPORARY INVESTMENT

Cash Management
Account                                                         10,199,000

 OTHER PURPOSES

Acquisition of 98,810
shares of Treasury
Stock                                                              988,000


Item  6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The following document is filed as an exhibit to this report:

          27.1   Financial Data Schedule
          27.2   Financial Data Schedule - Restated

     (b)  Reports on Form 8-K
                 In a current report filed on Form 8-K dated July 28, 1998, the Company updated certain historical financial information which was restated to give effect of the acquisition of Digital Creators, Inc. on June 8, 1998 and EDM Electronic Direct Marketing Ltd. on June 17, 1998 accounted for as a pooling of interests.

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




                                       TELETECH HOLDINGS, INC.
                                       -----------------------
                                             (Registrant)


Date: November 11, 1998                /s/ KENNETH D. TUCHMAN
                                       ----------------------------------------
                                       Kenneth D. Tuchman
                                       Chairman of the Board, President and
                                         Chief Executive Officer


Date: November 11, 1998                /s/ STEVEN B. COBURN
                                       ----------------------------------------
                                       Steven B. Coburn, Chief Financial
                                         Officer