Form 10-K405
period 1998-12-31
TELETECH HOLDINGS INC
filed 1999-03-30
CIK 1013880

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   (Mark One)
   X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year ended December 31, 1998, or _ Transition report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

    For the transition period from __________________ to ________________

    Commission file number 0-21055

                             TELETECH HOLDINGS, INC.
                             -----------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                   84-1291044
   ------------------------------           -----------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)

1700 Lincoln Street, Suite 1400, Denver, Colorado                80203
-------------------------------------------------              ---------
   (Address of Principal Executive Offices)                    (Zip Code)

                                 (303) 894-4000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

    Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g)of the Act: Common Stock,
      $.01 par value per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes X   No
                                                                  ----   ----

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. Yes X   No
                                            ----   ----

         As of March 25, 1999, there were 61,056,310 shares of the registrant's common stock outstanding. The aggregate market value of the registrant's voting stock that was held by non-affiliates on such date was $154,609,728 based on the closing sale price of the registrant's common stock on such date as reported on the Nasdaq Stock Market.

                      Documents Incorporated by Reference:

         Portions of TeleTech Holdings, Inc.'s proxy statement for its annual meeting of stockholders to be held on May 13, 1999, are incorporated by reference into Part III of this Form 10-K, as indicated.

PART I

ITEM 1.  BUSINESS.

OVERVIEW

         TeleTech Holdings, Inc. (together with its wholly owned subsidiaries, the Company or TeleTech) is a leading provider of customer management solutions for large and multinational companies. TeleTech helps its clients acquire, serve and retain their customers by strategically managing inbound telephone, Internet and PC-based video inquiries on their behalf. Such programs include both automated and human-assisted support and involve all stages of the customer relationship. Programs consist of a variety of customer service and product support activities, such as providing new product information, enrolling customers in client programs, providing 24-hour technical and help desk support, resolving customer complaints and conducting satisfaction surveys. The Company's customer management solution encompasses the following capabilities:

     -    strategic consulting and process redesign;
     - infrastructure deployment including the securing, designing and building of world-class customer interaction centers;
     - recruitment, education and management of client-dedicated customer care representatives;
     -    engineering operational process controls and quality systems;
     - technology consulting and implementation, including the integration of hardware, software, network and computer-telephony technology; and
     - database management, which involves the accumulation, management and analysis of customer information to deliver actionable marketing solutions.

         TeleTech delivers its customer management services mostly through customer-initiated (inbound) telephone calls and over the Internet. Services are provided via automated support and by trained customer care representatives (representatives) in response to an inquiry that a customer makes by calling a toll-free telephone number or by sending an Internet message.

         Representatives respond to customer inquiries from customer interaction centers utilizing state-of-the-art workstations, which operate on TeleTech's advanced technology platform, enabling the representatives to provide rapid, single-call resolution. This technology platform incorporates digital switching, client/server technology, object-oriented software modules, relational database management systems, proprietary call tracking management software, computer telephony integration and interactive voice response.

         TeleTech provides services from customer interaction centers leased, equipped and staffed by TeleTech (fully outsourced programs) and from customer interaction centers leased and equipped by its clients and staffed by TeleTech (facilities management programs). The Company's fully outsourced customer interaction centers are utilized to serve either multiple clients (shared centers) or one dedicated client (dedicated centers). TeleTech typically establishes long-term, strategic relationships, formalized by multiyear contracts, with selected clients in the telecommunications, technology, transportation, financial services, government services, healthcare and utilities industries. TeleTech targets clients in these industries because of their complex product and service offerings and large customer bases, which require frequent, increasingly sophisticated, customer interactions. For example, the Company has entered into multiyear, multi-facility contracts with the U.S. Postal Service (the Postal Service) and GTE Communications Corporation (GTE).

         The Company was founded in 1982 and has been providing primarily inbound customer management solutions since its inception. As of December 31, 1998, TeleTech leased or managed a total of 24 customer interaction centers, 14 located in the United States, three in Canada, two in Australia and one each in Brazil, Mexico, New Zealand, Singapore and the United Kingdom, equipped with a total of 9,435 state-of-the-art workstations. In 1999, the Company plans to deploy two dedicated centers in the U.S.: one in Topeka, Kansas, and a second in a location to be determined. In addition, the Company plans to deploy four shared centers in 1999: in Australia; Brazil; Canada; and one additional U.S location. No other new shared centers are scheduled for construction until existing capacity is sold.

SERVICES

         TeleTech offers fully integrated customer management solutions encompassing strategy, infrastructure, education, technology and marketing solutions. TeleTech works closely with its clients to rapidly design and implement large-scale, tailored customer management programs that provide comprehensive solutions to their specific business needs. An integral component of TeleTech's service offering is strategic consulting, by which the Company develops and applies improved processes to make a client's customer management or product support processes more cost-effective, productive and valuable. At the start of a potential new client relationship, TeleTech assesses the client's existing capabilities; goals and strategies; customer service or product support processes and related software, hardware and telecommunications systems; training; real estate project development; and facilities management and develops a tailored customer management solution based on its assessment. After presenting a proposed solution and being awarded a contract, TeleTech works closely with the client to further develop, refine and implement more efficient and productive customer interaction processes and technological solutions that link the customer, the client and TeleTech. These processes generally include the development of event-driven software programs for customer interactions where the script being followed by a representative changes depending upon information contained in the customer file or on information gathered during the representative's interaction with the customer.

         After the Company designs and develops a customer management program, representatives provide a wide range of ongoing voice and data communications services incorporating one or more customer acquisition, service and retention or satisfaction and loyalty programs. In a typical inbound customer interaction, a customer calls a toll-free number to request product, service or technical information or assistance. TeleTech's advanced telecommunications system identifies each inbound call by its telephone number and routes the call to an appropriate representative who is trained for that particular client program. Upon receipt of the call, the representative's computer screen automatically displays the client's specific product, service or technical information to enable the representative to assist the customer. TeleTech also has extended its capabilities to incorporate multimedia technology for customer interactions, including the Internet, e-mail and interactive video.

         In 1998, the Company acquired three technology companies to broaden its service offering. In February 1998, the Company acquired Intellisystems, Inc., a leading developer of patented automated product support solutions. Intellisystems' products electronically resolve a significant percentage of customer inquiries coming into a Web site or customer interaction center via the telephone, Internet, e-mail or fax-on-demand. During the year, Intellisystems also incorporated speech recognition capabilities into its system. In June 1998, the Company acquired Digital Creators, Inc., a leading developer of Web-based applications, with special emphasis on distance-based education and training. Digital Creators develops and designs Web sites, distance-based learning courses and electronic performance support systems that incorporate real-time performance feedback onto the desktop. Additionally, in December 1998, the Company acquired Cygnus Computer Associates Ltd., a Canadian provider of systems integration and call center solutions. Cygnus provides a comprehensive software and integration solution to help companies integrate both their legacy systems and customer service applications with varied customer contact channels, including the Internet, telephone and interactive voice response.

         Each customer interaction, even in its simplest form, presents TeleTech and its clients with an opportunity to gather valuable customer information, including the customer's demographic profile and preferences. This information can prompt the representative to make logical, progressive inquiries about the customer's interest in additional services, identify additional revenue-generating and cross-selling opportunities, or resolve other customer issues relating to a client's products or services. The Company is looking to further strengthen its existing database management capabilities, most likely through acquisition.

         TeleTech frequently provides several of the services listed below in an integrated program tailored to its clients' needs:

         CUSTOMER ACQUISITION PROGRAMS. Customer acquisition programs are designed to secure new customers and can include a wide range of activities depending upon the customer inquiry. A sampling of these services includes:

     -    providing presales product or service education;

     - processing and fulfilling information requests for product or service offerings;

     -    verifying sales and activating services;

     -    directing callers to product or service sources;

     -    receiving orders for and processing purchases of products or services;
          and

     - providing initial post-sales support, including operating instructions for new product or service use.

         CUSTOMER SERVICE AND RETENTION PROGRAMS. Customer service and retention programs are designed to maintain and extend the customer relationship and maximize the long-term value of a client's relationships with its customers. These programs generally are driven by the customer's purchase of a product or service, or by the customer's need for ongoing help desk resources. The majority of the Company's revenues are generated by the provision of customer service and retention programs. A sampling of these services includes:

     -    providing technical help desk, product or service support;

     -    activating product or service upgrades;

     -    responding to billing and other account inquiries;

     -    resolving complaints and product or service problems;

     -    registering warranty information; and

     -    dispatching on-site service.

         CUSTOMER SATISFACTION AND LOYALTY PROGRAMS. Customer satisfaction and loyalty programs enable clients to learn from their customers, be more responsive to customers' needs and concerns, and reward customers for their continued patronage. A sampling of these services includes:

     -    responding to client promotional, affinity-building programs;

     -    developing and implementing client-branded loyalty programs;

     -    conducting satisfaction assessments;

     -    confirming receipt of promised products or services; and

     - reserving and reconfirming reservations at product or service seminars.

MARKETS AND CLIENTS

         TeleTech focuses its marketing efforts on large and multinational companies in the telecommunications, technology, transportation, financial services, government services and healthcare industries, which accounted for approximately 38%, 25%, 13%, 10%, 8% and 4%, respectively, of the Company's revenues in 1998. The Company is also currently developing opportunities in the utilities marketplace given the deregulation and privatization taking place in the industry. Other industries, including utilities, accounted for 2% of the Company's revenues in 1998. The Company's three largest clients in 1998 were GTE, United Parcel Service and AT&T which accounted for approximately 25%, 13% and 8%, respectively, of the Company's revenues. (See "Risk Factors -- Reliance on a Few Major Clients" on page 10.) TeleTech's Strategic Business Units (SBUs) are responsible for developing and implementing customized, industry-specific customer management solutions for clients in these target industries. TeleTech's healthcare and utilities SBUs are still in the development stage.

         TELECOMMUNICATIONS. The telecommunications SBU primarily serves long-distance, local and wireless telephone service providers, including GTE and AT&T and certain regional Bell operating companies. Services include verifying long-distance service sales, responding to customer inquiries, providing consumer and business telephone service account management and providing ongoing product and service support. TeleTech believes that the Telecommunications Act of 1996, which has removed barriers to competition in and between the local and long-distance telephone markets within the United States, and the development of new wireless products, including those utilizing personal communication services (PCS) technology, are expanding the breadth of products and services that require customer service and support and will create additional demand for TeleTech's services within the telecommunications industry.

         TECHNOLOGY. The growth of high technology products and services, including Internet-related products and services, has increased demand for consumer and technical product support. TeleTech provides technical support to a number of Internet Service Providers (ISPs), including GTE in the United States, and several international ISPs. TeleTech intends to further utilize its technological capabilities to serve customers over the Internet and is exploring business opportunities related to new interactive media.

         TRANSPORTATION. TeleTech's transportation SBU provides a variety of services to clients in the package delivery and travel industries. Since 1996, TeleTech has managed three customer interaction centers and provided customer service and support on behalf of United Parcel Service, one of the nation's largest parcel delivery companies. Under its five-year contract, TeleTech provides services to United Parcel Service from three centers leased by United Parcel Service but staffed and managed by TeleTech.

         FINANCIAL SERVICES. In 1998, TeleTech signed two multiyear agreements with leading financial services institutions, including a large Canadian insurance company and a prominent North American provider of financial services, to provide comprehensive customer management solutions. In addition, TeleTech provides customer services for several large Australian banks from its customer interaction centers in Australia and New Zealand. The Australian and New Zealand operations also provide customer management solutions to customers of insurance companies and automobile club clients. Solutions include providing emergency home repair assistance, responding to customer inquiries regarding property damage and insurance coverage, procuring emergency roadside automobile and medical assistance and facilitating motor vehicle insurance claims.

         GOVERNMENT SERVICES. In August 1998, the Postal Service awarded TeleTech a second contract to develop a customer interaction center and to deploy people, infrastructure and processes to provide customer service and support to Postal Service customers. In September 1998, TeleTech was awarded a multiyear contract from Science Applications International Corporation
(SAIC) to provide customer interaction support for instant background checks of prospective firearm purchasers on behalf of the Federal Bureau of Investigation (FBI). Additionally, in January 1999, TeleTech was selected to partner with EDS to provide customer interaction center support, application development and quality assurance for the Year 2000 Census.

         HEALTHCARE. TeleTech provides customer management solutions on behalf of healthcare providers located primarily in Australia and New Zealand. Services include emergency and non-emergency medical information and referral services; information and assistance to parents of newborns; information about drug interventions; referrals to community support organizations such as home care, child care and counseling options; and medical claims review services. The Company provides these services to customers by means of telephone access to registered nurses, counselors, pharmacists, medical librarians, dieticians and other specially trained representatives.

SALES AND MARKETING

         As most companies consider the customer management function to be strategic in nature, the Company's business development personnel generally focus their marketing efforts on potential clients' senior executives. For each SBU, TeleTech hires business development personnel who have substantial industry expertise and can identify and generate sales leads. TeleTech employs a consultative approach in assessing the current and prospective needs of a potential client. Following initial discussions with a potentially significant client, a carefully chosen TeleTech team, usually composed of applications and systems specialists, operations experts, human resources professionals and other appropriate management personnel, thoroughly studies the client's operations. The Company invests significant resources during the development of a potentially large client relationship to understand the client's existing customer service processes, culture, decision parameters and goals and strategies. TeleTech assesses the client's customer management needs and, with input from the client, develops and implements tailored customer management solutions.

         As a result of its consultative approach, TeleTech can identify new revenue-generating opportunities, customer communication possibilities and product or service improvements previously overlooked or not adequately addressed by the client. TeleTech's technological capabilities enable it to develop working prototypes of proposed customer management programs and to rapidly implement strategic customer management solutions, generally with minimal capital investment by the client.

         TeleTech generally provides customer management solutions pursuant to written contracts with terms ranging from one to seven years, which often contain renewal or extension options. Under substantially all of its significant contracts, TeleTech generates revenues based on the amount of time representatives devote to a client's program. In addition, clients typically are required to pay fees relating to TeleTech's education and training of representatives to implement the client's program, setup and management of the program, and development and integration of computer software and technology. TeleTech typically negotiates a Client Services Agreement (CSA) with each of its clients. The CSA generally contains provisions that (i) allow TeleTech or the client to terminate the contract upon the occurrence of certain events, (ii) designate the manner by which TeleTech is to receive payment for its services, (iii) limit TeleTech's maximum liability to the client thereunder and (iv) protect the confidentiality and ownership of information and materials owned by TeleTech or the client that are used in connection with the performance of the contract. Many of TeleTech's contracts also require the client to pay TeleTech a contractually agreed amount in the event of early termination. TeleTech's material contracts generally have terms of at least two years and, in some cases, contain contractual provisions adjusting the amount of TeleTech's fees if there are significant variances from estimated implementation expenses.

OPERATIONS

         TeleTech provides its customer management services through the operation of 24 state-of-the-art customer interaction centers located in the United States, Australia, Brazil, Canada, Mexico, New Zealand, Singapore and the United Kingdom. As of December 31, 1998, TeleTech leased 19 customer interaction centers and also managed five customer interaction centers on behalf of three clients. TeleTech expects to open three new U.S. and three new international customer interaction centers in 1999. TeleTech has received ISO 9002 certification for nine of its U.S. customer interaction centers and for its three customer interaction centers in Australia and New Zealand. TeleTech plans to certify additional customer interaction centers in 1999.

         TeleTech uses standardized development procedures to minimize the time it takes to open a new customer interaction center. The Company applies predetermined site selection criteria to identify locations conducive to operating large-scale, sophisticated customer management facilities in a cost-effective manner. TeleTech can establish a new, fully operational, inbound customer interaction center containing 450 or more workstations within 90 to 180 days. TeleTech's corporate real estate delivery practices and processes drive the development and management of world-class customer interaction centers. TeleTech site selection processes are based on extensive geographic analyses of labor demographics, economic incentives and competitive market development costs.

         Customer interaction center capacity is determined both by geographical analysis and site selection as well as complexity and type of customer management programs provided. The Company's U.S.-leased, full-scale customer interaction centers range in size from 31,000 to 90,000 square feet and contain between 352 and 600 production workstations. Although the dimensions of its existing customer interaction centers currently are not uniform, the Company has developed a standardized technology and infrastructure platform for TeleTech-leased customer interaction centers. The Company expects that new U.S. customer interaction centers will contain approximately 50,000 to 65,000 square feet of space and between 300 to 450 workstations.

         CUSTOMER INTERACTION CENTER MANAGEMENT. TeleTech manages its U.S. customer interaction centers through its Technology Command Center in Colorado (the Command Center). The Command Center operates 24 hours a day, seven days a week, and is responsible for monitoring, coordinating and managing TeleTech's U.S. operations. Each U.S. customer interaction center is connected to the Command Center and to other U.S. customer interaction centers through multiple fiber-optic voice/data T-1 circuits to form an integrated and redundant wide area network. This network connectivity provides a high level of security and redundancy that is integral to TeleTech's ability to ensure recovery capabilities in the event of a disaster or structural failure. If a customer interaction center were to experience extreme excess call volume or become non-operational, the Command Center would coordinate the rerouting of incoming calls to an appropriate site.

         TeleTech also has established uniform operational policies and procedures to ensure the consistent delivery of high-quality service at each customer interaction center. These policies and procedures detail specific performance standards, productivity and profitability objectives and daily administrative routines designed to ensure efficient operation. All TeleTech customer interaction centers are designed to operate 24 hours a day, seven days a week. TeleTech believes that recruiting, training and managing full-time representatives who are dedicated to a single client facilitate integration between client and representative, enhance service quality and efficiency and differentiate TeleTech from its competitors.

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

TECHNOLOGY

         Utilizing industry standard tools and upon request, the Company creates customer relationship management systems customized for a client. These systems enable the Company to track the details of each customer interaction and consolidate that information into a customer file that can be accessed and referred to by representatives as they deliver services. TeleTech customer interaction centers employ state-of-the-art technology that incorporates digital switching technology, object-oriented software modules, relational database management systems, proprietary call tracking and workforce management systems, CTI and interactive voice response. TeleTech's digital switching technology enables calls to be routed to the next available representative who has the appropriate knowledge, skill and language sets. Call tracking and workforce management systems generate and track historical call volumes by client, enabling the Company to schedule personnel efficiently to accommodate anticipated fluctuations in call volume. TeleTech's technology base enables it to provide single call resolution and decrease customer hold times, thereby enhancing customer satisfaction.

         TeleTech-leased centers utilize "Universal Representative" workstations with inbound, outbound, Internet and fax-back capabilities, the majority of which run on Pentium-based computers. All workstations are PC-based and utilize CTI technology, which connects the computer to a telephone switch allowing calls and computer data to be transferred simultaneously. By using simple, intuitive graphical user interfaces (GUIs), which substitute easy-to-understand graphics for text, TeleTech enables its representatives to focus on assisting the customer rather than on the technology and to obtain customer information using significantly fewer keystrokes. The user-friendly interface also helps to decrease training time and increase the speed of call handling.

         TeleTech's applications software uses products developed by Microsoft, Oracle, Novell, IBM and others. TeleTech has invested significant resources in designing, developing and debugging industry-specific and open-systems software applications and tools. As a result, TeleTech maintains an extensive library of reusable, object-oriented software code that is used by TeleTech's applications development professionals to develop customized customer management software. TeleTech's systems capture and download a variety of information obtained during each customer interaction into relational databases for real-time, daily, weekly or monthly reporting to clients. TeleTech runs its applications software on open-system, client-server architecture that utilizes computer processors, server components and hardware platforms produced by manufacturers such as Compaq, Hewlett Packard, IBM and Sun Microsystems. TeleTech has and will continue to invest significant resources into the development of new and emerging customer management and technical support technologies.

         The Company continually evaluates acquisitions of companies that would enhance TeleTech's technological capabilities. In February 1998, the Company acquired Intellisystems, Inc., a leading developer of patented automated product support solutions. Intellisystems, through its patented technology, provides systems that automatically answer and resolve a significant percentage of customer inquiries coming into Web sites or customer interaction centers. It allows customers to diagnose their own problems and receive product information 24 hours a day, seven days a week. The information that customers need is contained in a knowledge base, which is accessible with a touch tone telephone, the Internet or a modem. The system's rule-based design enables each of the callers' answers to be stored and used to determine which questions or information will follow. Conversely, typical decision-tree systems are set up in a fixed format, requiring callers to answer all questions in the order presented regardless of its applicability to the inquiry. Additionally, Intellisystems' product allows for specific solutions to be delivered immediately over the phone, faxed directly to a customer's fax machine, e-mailed to the customer or displayed on a computer screen.

         In June 1998, the Company acquired Digital Creators, Inc., a leading developer of Web-based applications, with special emphasis on distance-based education and training. Digital Creators has more than 60 employees involved in the development and design of Web sites, distance-based learning courses and electronic support systems that incorporate real-time performance feedback onto the desktop. These applications are made available to users in the corporate and higher education markets via Internet/intranet architecture and CD-ROMs.

         Additionally, in December 1998, the Company acquired Cygnus Computer Associates Ltd., a Canadian provider of systems integration and call center solutions. Cygnus provides a comprehensive software and integration solution to help companies integrate both their legacy systems and customer service applications with varied customer contact channels, including the Internet, telephone and interactive voice response. Cygnus has developed several Web and telephone-based, real-time transaction processing solutions for its clients' automated customer service needs. Cygnus's expertise in systems integration, transaction processing and high-end multimedia development has enabled it to develop significant relationships with several leading Canadian telecommunications providers.

HUMAN RESOURCES

         TeleTech's success in recruiting, hiring and training large numbers of skilled employees is critical to its ability to provide high-quality customer management solutions to its clients. TeleTech generally offers a competitive pay scale, hires primarily full-time employees who are eligible to receive the full range of employee benefits and provides employees with a clear, viable career path.

         TeleTech is committed to the continued education and development of its employees and believes that providing TeleTech employees with access to new learning opportunities produces job satisfaction, ensures a higher quality labor force and fosters loyalty between TeleTech's employees and the clients they serve. Before taking customer calls, representatives receive from one to five weeks of on-site training in TeleTech's or the client's training facilities to learn about the client's corporate culture, specific product or service offerings, and the customer management program that TeleTech and the client will be undertaking. Representatives generally receive a minimum of six to eight hours of ongoing training per month and often receive supplemental training as needed to provide high-quality customer service and product support.

         As of December 31, 1998, TeleTech had approximately 10,000 representatives, of which approximately 90% were full time. Although the Company's industry is very labor-intensive and has experienced significant personnel turnover, the Company seeks to manage employee turnover through proactive initiatives. None of TeleTech's employees are subject to a collective bargaining agreement, and TeleTech believes its relations with its employees are good.

INTERNATIONAL OPERATIONS

         TeleTech operates three customer interaction centers in Canada; two customer interaction centers in Australia; and one customer interaction center in each of Brazil, Mexico, New Zealand, Singapore and the United Kingdom.

         In May 1997, TeleTech acquired Telemercadeo Integral (TMI), a Mexico-based provider of customer management services. TMI employs more than 600 customer management representatives and provides services including customer acquisition, support and satisfaction to major Mexican and U.S. companies. This acquisition has allowed TeleTech to introduce its services to large Mexican companies and to aid U.S. companies in serving their Spanish-speaking customers.

         In 1998 and early 1999, TeleTech entered three new countries through new client relationships and via acquisitions. In March 1998, TeleTech entered the Canadian market through a multiyear agreement with a large Canadian insurance company to provide comprehensive customer management solutions through a licensed insurance agency. Additionally, in June 1998, TeleTech acquired EDM Electronic Direct Marketing (EDM), one of Canada's largest providers of customer management solutions, and further expanded the Company's presence in Canada. EDM specializes in software technical support, customer service and fulfillment, and outbound telemarketing. In August 1998, TeleTech acquired Outsource Informatica, a Brazilian customer management provider. Outsource specializes in customer services and technical support for leading multinational and Brazilian corporations in the technology, transportation and financial services industries.

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

COMPETITION

         The Company believes that it competes primarily with the in-house teleservices and customer service operations of its current and potential clients. TeleTech also competes with certain companies that provide teleservices and customer services on an outsourced basis, including APAC Teleservices, Convergys Corporation, Precision Response Corporation, SITEL Corporation, Sykes Enterprises Incorporated, TeleSpectrum Worldwide, Inc. and West TeleServices Corporation. Additionally, EDS and IBM announced the creation of customer relationship management divisions this year, although not historically in the customer service business. TeleTech competes primarily on the basis of quality and scope of services provided, speed and flexibility of implementation, and technological expertise. Although the teleservices industry is very competitive and highly fragmented with numerous small participants, management believes that TeleTech generally does not directly compete with traditional telemarketing companies, which provide primarily outbound "cold calling" services.

RISK FACTORS

         RELIANCE ON A FEW MAJOR CLIENTS. The Company strategically focuses its marketing efforts on developing long-term relationships with large and multinational companies in targeted industries. As a result, the Company derives a substantial portion of its revenues from relatively few clients. The Company's three largest clients in 1998, GTE, United Parcel Service and AT&T, accounted for 25%, 13% and 8%, respectively, of the Company's 1998 revenues. The Company's three largest clients in 1997, United Parcel Service, AT&T and GTE, accounted for 23%, 18% and 15%, respectively, of the Company's 1997 revenues. The Company believes its customer concentration will continue because the Company's programs are becoming larger and more complex and because the lead time necessary to execute a new sales agreement with a client has been steadily increasing. In at least one instance, almost two years elapsed from the time of the Company's initial sales presentation until the time a written agreement was signed and the client program commenced. As a result of the longer sales cycle, it may become more difficult for the Company to replace lost clients or completed programs in a timely manner. There can be no assurance that the Company will not become more dependent on a few significant clients, that the Company will be able to retain any of its largest clients, that the volumes or profit margins of its most significant programs will not be reduced, or that the Company would be able to replace such clients or programs with clients or programs that generate a comparable amount of profits. Consequently, the loss of one or more of the Company's significant clients could have a material adverse effect on the business, results of operations or financial condition of the Company.

         RISKS ASSOCIATED WITH THE COMPANY'S CONTRACTS. The Company's contracts do not ensure that it will generate a minimum level of revenues, and the profitability of each client program may fluctuate, sometimes significantly, throughout the various stages of such program. Although the Company seeks to sign multiyear contracts with its clients, the Company's contracts generally enable the clients to terminate the contract, or terminate or reduce program call volumes, on relatively short notice. Although many of such contracts require the client to pay a contractually agreed amount in the event of early termination, there can be no assurance that the Company will be able to collect such amount or that such amount, if received, will sufficiently compensate the Company for its investment in the canceled program or for the revenues it may lose as a result of the early termination. The Company usually is not designated as its client's exclusive service provider; however, the Company believes that meeting its clients' expectations can have a more significant impact on revenues generated by the Company than the specific terms of its client contracts. In addition, some of the Company's contracts limit the aggregate amount the Company can charge for its services, and several prohibit the Company from providing services to the client's direct competitor that are similar to the services the Company provides to such client.

         A few of the Company's contracts allow the Company to increase its service fees if and to the extent certain cost or price indices increase; however, most of the Company's significant contracts do not contain such provisions and some contracts require the Company to decrease its service fees if, among other things, the Company does not achieve certain performance objectives. Increases in the Company's service fees that are based upon increases in cost or price indices may not fully compensate the Company for increases in labor and other costs incurred in providing services.

         DIFFICULTIES OF MANAGING CAPACITY UTILIZATION. The Company's profitability is influenced significantly by its customer interaction center capacity utilization. The Company attempts to maximize utilization; however, because almost all of the Company's business is inbound, the Company has significantly higher utilization during peak (weekday) periods than during off-peak (night and weekend) periods. The Company has experienced periods of excess capacity, particularly in its shared customer interaction centers, and occasionally has accepted short-term assignments to utilize the excess capacity. In addition, the Company has experienced, and in the future may experience, at least short-term, excess peak period capacity when it opens a new customer interaction center or terminates or completes a large client program. There can be no assurance that the Company will be able to achieve or maintain optimal customer interaction center capacity utilization.

         DIFFICULTIES OF MANAGING RAPID GROWTH. The Company has experienced rapid growth over the past several years. Continued future growth will depend on a number of factors, including the Company's ability to (i) initiate, develop and maintain new client relationships and expand its existing client programs; (ii) recruit, motivate and retain qualified management and hourly personnel; (iii) rapidly identify, acquire or lease suitable customer interaction center facilities on acceptable terms and complete buildouts of such facilities in a timely and economic fashion; and (iv) maintain the high quality of the services and products that it provides to its clients. There can be no assurance that the Company will be able to effectively manage its expanding operations or maintain its profitability. If the Company is unable to effectively manage its growth, its business, results of operations or financial condition could be materially adversely affected.

         RISKS ASSOCIATED WITH RAPIDLY CHANGING TECHNOLOGY. The Company's business is highly dependent on its computer and telecommunications equipment and software capabilities. The Company's failure to maintain the superiority of its technological capabilities or to respond effectively to technological changes could have a material adverse effect on the Company's business, results of operations or financial condition. In addition, a variety of automated customer support technologies, such as interactive voice response and interactive Internet e-mail, have been and are being developed that could supplement, compete with or replace the Company's services. For some client applications, these alternative automated customer support technologies may achieve similar results and be more cost-effective to the client than the services currently provided by the Company. The Company's continued growth and future profitability will be highly dependent on a number of factors, including the Company's ability to (i) expand its existing service offerings to include automated customer support capabilities; (ii) achieve cost efficiencies in the Company's existing customer interaction center operations through the integration of alternative automated technologies; and (iii) introduce new services and products that leverage and respond to changing technological developments. There can be no assurance that technologies or services developed by the Company's competitors will not render the Company's products or services non-competitive or obsolete, that the Company can successfully develop and market any new services or products, that any such new services or products will be commercially successful or that the integration of automated customer support capabilities will achieve intended cost reductions.

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

         POTENTIAL YEAR 2000 PROBLEMS. The Company currently is unable to ascertain the exact magnitude of its Year 2000 issues because it has not yet completed the assessment phase of the program. Many potential risks exist related to the infrastructures supporting the Company's various facilities, including the telephone and power grids supporting the Company's global operations. The Company believes that it is unlikely a prolonged or long-term telephone or power outage will occur at one or more of its key operation centers as a result of Year 2000 problems, however the occurrence of such an outage would cause major challenges and would significantly impact the Company's ability to generate revenues during the outage. Methods to reduce this risk are being evaluated based on the probability of occurrence. The inability to support one or more of the Company's clients due to the Company's own technology issues is less likely, although a possibility. This risk is being minimized by the assessment of the compliance levels of the Company's vendor products and by the implementation of inspection, analysis and test activities.

         The Company is unable to predict with certainty the extent to which its suppliers will be affected by the Year 2000 issue, or the extent to which the Company may be vulnerable to a supplier's inability to remediate any issues in a timely manner. Additionally, the Company utilizes a computer interface with many of its large customers as a key component of the client program. Should these client systems contain Year 2000 problems, the Company may be unable to provide services under the program. TeleTech is working with its clients to determine the extent of the clients' readiness, but the Company has not completed this assessment.

         Currently contingency planning is being addressed but is still uncertain pending the completion of the internal and client assessments. TeleTech is assuming that system failures can occur not only as the result of incorrect date data or calculations, but also due to external problems with power, telecommunications or other business dependencies. The Company's contingency planning will entail the preparation of alternative work processes in the event of possible system or process failures. If the Company does not adequately address the Year 2000 issues, the failure could have a material adverse effect on the Company's business, growth, results of operations or financial condition.

         DEPENDENCE ON LABOR FORCE. The Company's success is largely dependent on its ability to recruit, hire, train and retain qualified employees. The Company's industry is very labor-intensive and has experienced high personnel turnover. A significant increase in the Company's employee turnover rate could increase the Company's recruiting and training costs and decrease operating effectiveness and productivity. Also, if the Company obtains several significant new clients or implements several new, large-scale programs, it would be required to recruit, hire and train qualified personnel at an accelerated rate. The Company may not be able to continue to hire, train and retain sufficient qualified personnel to adequately staff new customer management programs. Because a significant portion of the Company's operating costs relate to labor costs, an increase in wages, costs of employee benefits or employment taxes could have a material adverse effect on the Company's business, results of operations or financial condition. In addition, certain of the Company's customer interaction centers are located in geographic areas with relatively low unemployment rates, which could make it more difficult and costly to hire qualified personnel.

         HIGHLY COMPETITIVE MARKET. The Company believes that the market in which it operates is fragmented and highly competitive and that competition is likely to intensify in the future. The Company competes with small firms offering specific applications, divisions of large entities, large independent firms and, most significantly, the in-house operations of clients or potential clients. A number of competitors have or may develop greater capabilities and resources than those of the Company. Similarly, there can be no assurance that additional competitors with greater resources than the Company will not enter the Company's market. Because the Company's primary competitors are the in-house operations of existing or potential clients, the Company's performance and growth could be adversely affected if its existing or potential clients decide to provide in-house customer management services that currently are outsourced, or retain or increase their in-house customer service and product support capabilities. A variety of automated customer support technologies have been developed that may make it easier and more cost-effective for clients and potential clients to provide customer management services in-house. In addition, competitive pressures from current or future competitors also could cause the Company's services to lose market acceptance or result in significant price erosion, with a material adverse effect upon the Company's business, results of operations or financial condition.

         DIFFICULTIES OF COMPLETING AND INTEGRATING ACQUISITIONS AND JOINT VENTURES. One component of the Company's growth strategy is to pursue strategic acquisitions of companies that have services, technologies, industry specializations or geographic coverage that extend or complement the Company's existing business. There can be no assurance that the Company will be successful in acquiring such companies on favorable terms or in integrating such companies into the Company's existing businesses, or that any completed acquisition will enhance the Company's business, results of operations or financial condition. The Company has faced, and in the future may continue to face, increased competition for acquisition opportunities, which may inhibit the Company's ability to consummate suitable acquisitions on favorable terms. The Company may require additional debt or equity financing for future acquisitions, which financing may not be available on terms favorable to the Company, if at all. As part of its growth strategy, the Company also may pursue strategic alliances in the form of joint ventures. Joint ventures involve many of the same risks as acquisitions, as well as additional risks associated with possible lack of control of the joint ventures.

         RISK OF BUSINESS INTERRUPTION. The Company's operations are dependent upon its ability to protect its customer interaction centers, computer and telecommunications equipment and software systems against damage from fire, power loss, telecommunications interruption or failure, natural disaster and other similar events. In the event the Company experiences a temporary or permanent interruption at one or more of its customer interaction centers, through casualty, operating malfunction or otherwise, the Company's business could be materially adversely affected and the Company may be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts with the Company. The Company maintains property and business interruption insurance; however, such insurance may not adequately compensate the Company for any losses it may incur.

         RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND EXPANSION. The Company currently conducts business in Australia, Brazil, Canada, Mexico, New Zealand, Singapore and the United Kingdom. The Company's international operations accounted for approximately 24% and 17% of its revenues for 1998 and 1997, respectively. In addition, a key component of the Company's growth strategy is continued international expansion. There can be no assurance that the Company will be able to (i) increase its market share in the international markets in which the Company currently conducts business and
(ii) successfully market, sell and deliver its services in additional international markets. In addition, there are certain risks inherent in conducting international business, including exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws, unexpected changes in regulatory requirements, difficulties in managing capacity utilization and in staffing and managing foreign operations, political instability and potentially adverse tax consequences. Any one or more of such factors could have a material adverse effect on the Company's international operations and, consequently, on the Company's business, results of operations or financial condition.

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

         DEPENDENCE ON KEY INDUSTRIES. The Company generates a majority of its revenues from clients in the telecommunications, technology, transportation, financial services and government services industries. The Company's growth and financial results are largely dependent on continued demand for the Company's services from clients in these industries and current trends in such industries to outsource certain customer management services. A general economic downturn in any of these industries or a slowdown or reversal of the trend in any of these industries to outsource certain customer management services could have a material adverse effect on the Company's business, results of operations or financial condition. The Company also provides services to clients in the healthcare and utilities industries; however, these SBUs are still in the development stage and there can be no assurance that the Company can successfully develop them.

         A significant percentage of the revenues generated from clients in the telecommunications industry relate to the Company's provision of third-party verification of long-distance telephone service sales. Third-party verification services, which are required by the rules of the Federal Communications Commission, accounted for 4% and 8% of the Company's total revenues in 1998 and 1997, respectively. Revenues generated from third-party verification services were significantly lower than expected in the second half of 1997 as a result of reductions implemented by a large telecommunications client in its direct marketing program. The Company's business, results of operations or financial condition could be materially adversely affected if its clients further reduce their direct marketing expenditures and their corresponding need for third-party sales verification and/or the Federal Communications Commission no longer requires such verification.

         DEPENDENCE ON THE SUCCESS OF ITS CLIENTS' PRODUCTS. In substantially all of its client programs, the Company generates revenues based, in large part, on the amount of time that the Company's personnel devotes to a client's customers. Consequently, and due to the inbound nature of the Company's business, the amount of revenues generated from any particular client program is dependent upon consumers' interest in, and use of, the client's products and/or services. Furthermore, a significant portion of the Company's expected revenues and planned capacity utilization relate to recently introduced product or service offerings of the Company's clients. There can be no assurance as to the number of consumers who will be attracted to the products and services of the Company's clients and who will therefore need the Company's services, or that the Company's clients will develop new products or services that will require the Company's services.

ITEM 2.  PROPERTIES.

         TeleTech's corporate headquarters are located in Denver, Colorado, in approximately 39,000 square feet of leased office space. As of December 31, 1998, TeleTech leased (unless otherwise noted) and operated the following customer interaction centers:

                                                        NUMBER OF                                 TOTAL
                                       YEAR OPENED     PRODUCTION       NUMBER OF TRAINING      NUMBER OF
                                       OR ACQUIRED    WORKSTATIONS       WORKSTATIONS (1)     WORKSTATIONS
                                       -----------    ------------      ------------------    ------------
LOCATION
U.S. OUTSOURCED CENTERS
Burbank, California                      1995            416                  67                  483
Enfield, Connecticut                     1998             84 (2)              60                  144
Kansas City, Kansas                      1998            500                 230                  730
Moundsville, West Virginia               1998            500                  62                  562
Niagara Falls, New York                  1997            550                  60                  610
Sherman Oaks, California                 1985            512                  48                  560
Thornton, Colorado, Center 1 (3)         1996            575                  60                  635
Thornton, Colorado, Center 2 (3)         1996            415                  58                  473
Uniontown, Pennsylvania                  1998            600                  40                  640
Van Nuys, California                     1996            352                  38                  390

INTERNATIONAL OUTSOURCED CENTERS
Auckland, New Zealand                    1996            170                  28                  198
Sheppard, Canada                         1998            265                  18                  283
Casebridge, Canada                       1998             82                   0                   82
Glasgow, Scotland                        1996            200                  46                  246
Melbourne, Australia                     1997            223                  24                  247
Mexico City, Mexico                      1997            646                  72                  718
Sao Paulo, Brazil                        1998            156                   0                  156
Tampines, Singapore                      1998             68                   0                   68
Sydney, Australia                        1996            258                  20                  278

MANAGED CENTERS (4)
Greenville, South Carolina               1996            686                 105                  791
Montbello, Colorado                      1996            500                 182                  682
Tampa, Florida                           1996            651                  90                  741
Toronto, Canada                          1998            397                  60                  457
Tucson, Arizona                          1996            629                  90                  719

Total number of workstations                           9,435               1,458               10,893


(1) Training workstations are fully operative as production workstations should the Company require additional capacity.

(2) The Enfield customer interaction center is expected to have 450 seats when fully operational.

(3) TeleTech operates each floor in the Thornton facility as an independent customer interaction center, and each of Thornton center 1 and Thornton center 2 employs its own management and representatives.

(4) Centers are leased or owned by TeleTech's clients, and managed by TeleTech on behalf of such clients pursuant to facilities management agreements.

         The leases for TeleTech's U.S. customer interaction centers have terms ranging from one to 15 years and generally contain renewal options. These leases are being structured with specific business terms that allow for flexibility in response to changing business conditions. The Company believes that its existing customer interaction centers are suitable and adequate for its current operations and targets capacity utilization in its fully outsourced centers at 85% of its available workstations during peak (weekday). During 1998, the Company experienced excess capacity in newly constructed shared centers in Moundsville, West Virginia; Uniontown, Pennsylvania; and Mexico City. In 1999, the Company plans to deploy two dedicated centers in the United States: one in Topeka, Kansas, and a second location to be determined. In addition, the Company plans to deploy four shared centers in 1999: in Australia; Brazil; Canada; and one additional U.S location. No other new shared centers are scheduled for construction until existing capacity is sold.

         Due to the inbound nature of the Company's business, the Company experiences significantly higher capacity utilization during peak periods than during off-peak (night and weekend) periods. The Company has been and will be required to open or expand customer interaction centers to create the additional peak period capacity necessary to accommodate new or expanded customer management programs. The opening or expansion of a customer interaction center may result, at least in the short term, in excess capacity during peak periods until any new or expanded program is implemented fully.

ITEM 3.  LEGAL PROCEEDINGS.

         In late November 1996, CompuServe notified TeleTech that CompuServe was withdrawing its WOW! Internet service from the marketplace and that effective January 31, 1997, it would terminate all the programs TeleTech provided to CompuServe. Pursuant to its agreement with TeleTech, CompuServe was entitled to terminate the agreement for reasonable business purposes upon 120 days' advance notice and payment to TeleTech of a termination fee calculated in accordance with the agreement. In December 1996, TeleTech filed suit against CompuServe in the Federal District Court for the Southern District of Ohio to enforce these termination provisions and collect the termination fee. CompuServe filed a counterclaim in December 1996 alleging that the Company breached other provisions of this agreement and seeking unspecified monetary damages. In March 1997, CompuServe asserted a right to offset certain accounts receivable it owes to the Company for services rendered against the amount that may be awarded to CompuServe on its counterclaim, if any. These accounts receivable total $4.3 million. In mid-1997, because of the proposed acquisition of CompuServe by WorldCom, the parties agreed to delay proceedings in the lawsuit. In December 1997, proceedings related to the lawsuit were recommenced and then stayed again pending settlement negotiations, which currently are moving forward. Although the Company believes that these legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations, the ultimate outcome of the proceedings is uncertain. (See Note 8 of "Notes to Consolidated and Combined Financial Statements.")

         From time to time, the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of its fiscal year ended December 31, 1998.

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

         The common stock is traded on the Nasdaq Stock Market under the symbol "TTEC." The following table sets forth the range of the high and low closing sale prices of the common stock for the fiscal quarters indicated as reported on the Nasdaq Stock Market:

                                        HIGH        LOW
First Quarter 1997                     34-1/4     17-1/4
Second Quarter 1997                    27-1/8     16-5/8
Third Quarter 1997                     25-1/2     12-7/8
Fourth Quarter 1997                    14-5/16    9-7/8

First Quarter 1998                     14-1/2     8-1/2
Second Quarter 1998                    17         12
Third Quarter 1998                     12         6-3/8
Fourth Quarter 1998                    11-3/8     8


         As of December 31, 1998, there were 60,769,724 shares of common stock outstanding, held by approximately 144 shareholders of record.

         TeleTech did not declare or pay any dividends on its common stock in 1998 and it does not expect to do so in the foreseeable future. The board of directors anticipates that all cash flow generated from operations in the foreseeable future will be retained and used to develop and expand TeleTech's business. Any future payment of dividends will depend upon TeleTech's results of operations, financial condition, cash requirements and other factors deemed relevant by the board of directors.

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


                                  DIRECT OR INDIRECT PAYMENTS TO DIRECTORS, OFFICERS, GENERAL      DIRECT OR
                                    PARTNERS OF THE ISSUER OR THEIR ASSOCIATES: TO PERSONS          INDIRECT
                                 OWNING TEN PERCENT OF MORE OF ANY CLASS OF EQUITY SECURITIES     PAYMENTS TO
                                        OF THE ISSUER; AND TO AFFILIATES OF THE ISSUER               OTHERS
                                 ------------------------------------------------------------     -----------
Purchase and installation of
machinery and equipment                                                                           $21,735,000

Acquisition of other businesses                                                                     4,337,000

Repayment of indebtedness                                                                           9,950,000

Working Capital                                            $500,000                                15,055,000

Acquisition of 98,810 shares
of Treasury Stock                                                                                     988,000


ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and the related notes appearing elsewhere in this report. The financial information for years prior to 1998 has been restated to reflect the June 1998 business combinations with EDM Electronic Direct Marketing Ltd. and Digital Creators, Inc., accounted for using the pooling of interests method of accounting.

                                                        Year Ended December 31,
                                       ------------------------------------------------------------
                                         1994          1995         1996         1997     1998
                                           (in thousands, except per share and operating data)
STATEMENT OF OPERATIONS DATA:
Revenues                               $35,462      $54,933      $171,265     $279,057     $369,045
  Costs of services                     17,406       30,941       104,142      178,702      241,230
  SG&A expenses                         15,860       19,230        43,504       67,208       96,077
                                       ------------------------------------------------------------
Income from operations                   2,196        4,762        23,619       33,147       31,738
Other income (expense)                    (481)       2,468 (2)        18        2,310          159 (3)

Provision for income taxes                  20        2,992         9,773       14,123       12,695
                                       ------------------------------------------------------------
Net income                             $ 1,695      $ 4,238 (2)  $ 13,864     $ 21,334     $ 19,202
                                       ------------------------------------------------------------
                                       ------------------------------------------------------------
Pro forma net income                   $ 1,037 (1)
Net income per share:
  Basic                                $   .03 (1)  $   .08 (2)  $   0.25     $   0.37     $   0.32
  Diluted                              $   .02 (1)  $   .08 (2)  $   0.24     $   0.35     $   0.31
Average shares outstanding:
  Basic                                 40,700       52,624        54,522       58,435       59,950
  Diluted                               43,753       55,882        58,152       61,646       62,052
OPERATING DATA:
Number of production workstations          560        1,040         5,600        6,800        9,400
Number of customer
interaction centers                          2            5            16           20           24

BALANCE SHEET DATA:
Working capital surplus (deficit)      $  (780)     $11,305      $ 88,511     $ 81,750     $ 63,145
Total assets                            10,102       30,583       147,011      192,367      230,910
Long-term debt, net of
  current portion                        2,463        3,590        10,144        9,891        6,353
Total stockholders' equity               2,197        4,068       108,530      138,252      165,493


(1) During 1994, the Company was an S corporation and, accordingly, was not subject to federal income taxes. Pro forma net income includes a provision for income taxes at an effective rate of 39.5% for the year ended December 31, 1994.

(2) Includes the $2.4 million pretax net proceeds of a one-time payment made by a former client to TeleTech in connection with such client's early termination of a contract.

(3) Includes $1.3 million of business combination expenses relating to the pooling of interests transactions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         TeleTech generates its revenues by providing customer management solutions, both from TeleTech-leased customer interaction centers (fully outsourced) and client-owned customer interaction centers (facilities management). The Company's fully outsourced customer interaction centers are utilized to serve either multiple clients (shared centers) or one dedicated client (dedicated centers). The Company currently has dedicated centers only in the United States. The Company bills for its services based primarily on the amount of time TeleTech representatives devote to a client's program, and revenues are recognized as services are provided. The Company also derives revenues from consulting services, including the sale of customer interaction center and customer service technology, automated customer support, systems integration and Web-based education. These consulting and technology revenues historically have not been a significant component of the Company's revenues although the Company believes that these services will become more significant in future years. The Company seeks to enter into multiyear contracts with its clients that cannot be terminated early except upon the payment of a contractually agreed amount. The majority of the Company's revenues are, and the Company anticipates that the majority of its future revenues will continue to be, from multiyear contracts. However, the Company does provide some significant programs on a short-term basis. The Company's agreements with its clients do not ensure that TeleTech will generate a specific level of revenue and may be canceled by clients on short notice.

         TeleTech's profitability is significantly influenced by its customer interaction center capacity utilization. The Company seeks to optimize new and existing capacity utilization during both peak (weekday) and off-peak (night and weekend) periods to achieve maximum fixed cost absorption. TeleTech may be adversely impacted by excess capacity in its fully outsourced centers if prior to the opening or expansion of a customer interaction center, the Company has not contracted for the provision of services or if a client program does not reach its intended level of operations on a timely basis. In addition, the Company can also be adversely impacted by excess capacity in its facilities management contracts. In a facilities management contract, the Company does not incur the costs of the facilities and equipment; however the costs of the management team supporting the customer interaction center are semifixed in nature and absorption of these costs will be negatively impacted if the customer interaction center has idle capacity. The Company attempts to plan the development and opening of new customer interaction centers to minimize the financial impact resulting from excess capacity. In planning the opening of new centers or the expansion of existing centers, management considers numerous factors that affect its capacity utilization, including anticipated expirations, reductions, terminations or expansions of existing programs, and the size and timing of new client contracts that the Company expects to obtain. The Company has concentrated its marketing efforts toward obtaining larger, more complex, strategic customer management programs. As a result, the time required to negotiate and execute an agreement with the client has increased. To enable the Company to respond rapidly to changing market demands, implement new programs and expand existing programs, TeleTech may be required to commit to additional capacity prior to the contracting of additional business, which may result in excess capacity. TeleTech targets capacity utilization in its fully outsourced centers at 85% of its available workstations during the weekday period.

        The Company was adversely impacted by excess capacity in its fully outsourced centers during 1997 and 1998 that has resulted in a decline in operating margins from those achieved during 1997. During 1998, the Company experienced excess capacity in newly constructed shared centers in Moundsville, West Virginia; Uniontown, Pennsylvania; and Mexico City.
Capacity utilization was also adversely affected in the second half of 1997 and throughout 1998 when one of the Company's telecommunications clients significantly reduced call volumes in the Company's program for this client. The Company also has incurred reduced operating margins on one of its significant facilities management contracts due to reduced volumes and excess capacity in certain centers operated by the Company. In 1999, the Company plans to deploy two dedicated centers in the United States: one in Topeka, Kansas, and a second location to be determined. In addition, the Company plans to deploy four shared centers in 1999: in Perth, Australia; Sao Paulo, Brazil; Sudbury, Canada; and one additional U.S. location. No other new shared centers are scheduled for construction until existing capacity is sold.

         The Company records costs specifically associated with client programs as costs of services. These costs, which include direct labor wages and benefits, telecommunication charges, sales commissions and certain facility costs, are primarily variable in nature. Labor costs represent in excess of 80% of costs of services. All other expenses of operations, including technology support, depreciation and amortization, sales and marketing, human resource management and other administrative functions and customer interaction center operational expenses that are not allocable to specific programs are recorded as selling, general and administrative (SG&A) expenses. SG&A expenses tend to be either semivariable or fixed in nature. The majority of the Company's operating expenses have consisted of labor costs. Representative wage rates, which comprise the majority of the Company's labor costs, have been and are expected to continue to be a key component of the Company's expenses.

         The cost characteristics of TeleTech's fully outsourced programs differ significantly from the cost characteristics of its facilities management programs. Under facilities management programs, customer interaction centers and the related equipment are owned by the client but are staffed and managed by TeleTech. Accordingly, facilities management programs have higher costs of services as a percentage of revenues and lower SG&A expenses as a percentage of revenues than fully outsourced programs. As a result, the Company expects its overall gross margin will continue to fluctuate as revenues attributable to fully outsourced programs vary in proportion to revenues attributable to facilities management programs. Management believes the Company's operating margin, which is income from operations expressed as a percentage of revenues, is a better measure of "profitability" on a period-to-period basis than gross margin. Operating margin may be less subject to fluctuation as the proportion of the Company's business portfolio attributable to fully outsourced programs versus facilities management programs changes. The Company's first facilities management agreement began in the second quarter of 1996. Revenue from facilities management contracts represented 31% and 24% of consolidated revenues in 1997 and 1998, respectively.

         The Company has used business combinations and acquisitions to expand the Company's international customer management operations and to obtain complementary technology solution offerings. The following is a summary of this activity.

INTERNATIONAL OPERATIONS:

                                                                          CONSIDERATION
                                                                     ------------------------
                                             LOCATIONS                 SHARES         CASH                DATE
                                         -----------------           ----------    -----------        -------------
Outsource Informatica, Ltda.             Sao Paulo, Brazil             606,343            --          August 1998
EDM Electronic Direct Marketing          Toronto, Ontario,
  Ltd.                                   Canada                      1,783,444            --          June 1998
Telemercadeo Integral, S.A.              Mexico City, Mexico           100,000     $2.4 million       May 1997
TeleTech International Pty Limited       Sydney, Australia,
                                         and Auckland, New
                                         Zealand                       970,240     $2.3 million       January 1996


TECHNOLOGY AND SERVICES:

                                                                          CONSIDERATION
                                                                     ------------------------
                                 COMPANY DESCRIPTION                   SHARES         CASH                DATE
                                 -------------------                 ----------    -----------        -------------
Cygnus Computer                  Provider of systems
  Associates                     integration and call center
                                 software solutions                    324,744     $0.7 million       December 1998
Digital Creators, Inc.           Developer of Web-based
                                 applications and
                                 distance-based learning and         1,069,000           --           June 1998
                                 education
Intellisystems, Inc.             Developer of automated
                                 product support systems               344,487     $2.0 million       February 1998


RESULTS OF OPERATIONS

         The following table sets forth certain income statement data as a percentage of revenues:

                                        1996          1997         1998
                                        ----          ----         ----
Revenues                               100.0%        100.0%       100.0%
Costs of services                       60.8          64.0        65.4
SG&A expenses                           25.4          24.1        26.0
Income from operations                  13.8          11.9         8.6
Other income                              --           0.8          --
Provision for income taes                5.7           5.1         3.4
Net income                               8.1           7.6         5.2


1998 COMPARED TO 1997

         REVENUES. Revenues increased $89.9 million, or 32.2%, to $369.0 million in 1998 from $279.1 million in 1997. The increase resulted from $56.0 million in revenues from new clients and $81.0 million in increased revenues from existing clients. These increases were offset in part by contract expirations and other client reductions. Client reductions reflect a $35.6 million decline in 1998 revenue from two significant clients. Revenues for 1998 include a $5.0 million sale of technology consulting and call center technology products to an existing client for use in its internal call centers. The Company has not historically sold its technology or significant levels of consulting services as a separate product and only provided such services to clients as part of a long-term outsourcing agreement. As a result of the acquisition of Intellisystems, Digital Creators and Cygnus, the Company anticipates that sales of technology deployment and systems integration services, Web-based education platforms and customer-centric marketing solutions will become a more significant portion of revenues in the future. Revenues for 1998 include approximately $85.7 million from facilities management contracts as compared with $84.0 million during 1997. Total international revenues represent 24% of consolidated revenues during 1998 as compared with 18% during 1997.

         COSTS OF SERVICES. Costs of services increased $62.5 million, or 35.0%, to $241.2 million in 1998 from $178.7 million in 1997. Costs of services as a percentage of revenues increased from 64.0% in 1997 to 65.4% in 1998. This increase in costs of services as a percentage of revenues is primarily the result of reduced volumes in one of the company's facilities management contracts. This reduced volume resulted in excess capacity in three customer interaction centers managed by the Company and reduced gross margins on the client program. This resulted in a $4.5 million decrease in operating income from the Company's facilities management business. The increase in costs of services as a percent of revenues relating to this was partially offset by the favorable impact of the technology sale discussed earlier. This sale had significantly lower costs of services as a percentage of revenues when compared with the Company's recurring revenues from outsourcing.

         SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased $28.9 million, or 43.0%, to $96.1 million in 1998, from $67.2 million in 1997 resulting from the Company's increased number of customer interaction centers, global expansion and increased investment in technology. SG&A expenses as a percentage of revenues increased from 24.1% in 1997 to 26.0% in 1998. This increase is the result of excess capacity in several of the Company's outsourced domestic and international customer interaction centers discussed earlier.

         INCOME FROM OPERATIONS. As a result of the foregoing factors, income from operations decreased $1.4 million, or 4.3%, to $31.7 million in 1998 from $33.1 million in 1997. Income from operations as a percentage of revenues decreased from 11.9% in 1997 to 8.6% in 1998. Operating income as a percentage of revenues in 1998 has been favorably impacted by approximately 700 basis points resulting from the technology sale discussed earlier. Operating income as a percentage of revenues is not anticipated to significantly improve until the Company increases capacity utilization.

         OTHER INCOME (EXPENSE). Other income decreased $2.2 million to $159,000 in 1998 compared to $2.3 million in 1997. Included in other income (expense) in 1998 is $1.3 million in business combination expenses relating to the business combinations accounted for under the pooling of interests method. Interest expense increased $104,000 to $1.3 million in 1998 compared to $1.2 million in 1997. This increase is primarily the result of increased borrowings in the Company's international locations offset by debt reductions in the United States. Interest income decreased $325,000 to $3.1 million in 1998 compared to $3.4 million in 1997. This decrease is the result of the decrease in short-term investments during 1998.

         INCOME TAXES. The Company's effective tax rate was 39.8% in 1997 and 1998. This resulted from a slight increase in the effective rate due primarily to higher taxes on the Company's operations in Canada offset by increases in state income tax credits received from certain states for employment incentives. It is anticipated that the effective rate will increase slightly in 1999 as a result of the Company's increased international operations.

         NET INCOME. As a result of the foregoing factors, net income decreased $2.1 million, or 10.0%, to $19.2 million in 1998 from $21.3 million in 1997. Diluted earnings per share decreased from 35 cents to 31 cents. Excluding the one-time business combination expenses, net income in 1998 would have been $20.0 million, representing a $1.3 million decrease from 1997, and diluted earnings per share would have been 32 cents.

1997 COMPARED TO 1996

         REVENUES. Revenues increased $107.8 million, or 62.9%, to $279.1 million in 1997 from $171.3 million in 1996. The increase resulted from $73.1 million in revenues from new clients and $62.8 million in increased revenues from existing clients. These increases were offset in part by contract expirations and other client reductions, including the loss of $21.3 million from the termination of the CompuServe contract in the first quarter of 1997. Revenues for 1997 include approximately $84.0 million from facilities management contracts as compared with $48.4 million during 1996.

         COSTS OF SERVICES. Costs of services increased $74.6 million, or 71.6%, to $178.7 million in 1997 from $104.1 million in 1996. Costs of services as a percentage of revenues increased from 60.8% in 1996 to 64.0% in 1997. This increase in the costs of services as a percentage of revenues is a result of reduced capacity utilization due to lower third and fourth quarter 1997 volumes in two significant client programs. These lower volumes resulted from a labor strike experienced by a client in the transportation industry, for which TeleTech manages three of the client's facilities, coupled with increased efficiencies in this client's call centers and a reduction in marketing spending by a telecommunications client.

         SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased $23.7 million, or 54.5%, to $67.2 million in 1997, from $43.5 million in 1996. This increase is almost entirely the result of the increased level of operations during 1997. SG&A expenses as a percentage of revenues decreased from 25.4% in 1996 to 24.1% in 1997.

         INCOME FROM OPERATIONS. As a result of the foregoing factors, income from operations increased $9.5 million, or 40.3%, to $33.1 million in 1997 from $23.6 million in 1996. Income from operations as a percentage of revenues decreased from 13.8% in 1996 to 11.9% in 1997. This decline resulted from the lower third and fourth quarter volumes associated with two significant clients in the telecommunications and transportation industries.

         OTHER INCOME (EXPENSE). Other income increased $2.3 million to $2.3 million in 1997 compared to $18,000 in 1996. Interest expense increased $6,000 to $1.2 million in 1997. This increase is the result of increased borrowings of the Company's international subsidiaries offset by a slight decrease in borrowings under capital leases in the United States during 1997. Interest income increased $2.0 million to $3.4 million in 1997 compared to $1.4 million in 1996. This increase is the result of the increase in short-term investments during 1997 arising from the proceeds of the Company's two public stock offerings during the second half of 1996.

         INCOME TAXES. The Company's effective tax rate decreased from 41.4% in 1996 to 39.8% in 1997. This is primarily the result of decreased state income taxes resulting from tax credits received from certain states for employment incentives offset by increased taxes in the Company's foreign subsidiaries.

         NET INCOME. As a result of the foregoing factors, net income increased $7.5 million, or 53.8%, to $21.3 million in 1997 from $13.9 million in 1996. Diluted earnings per share increased 11 cents to 35 cents in 1997 from 24 cents in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities was $24.8 million in 1998 as compared to $29.4 million in 1997. Cash provided by operating activities consists of $38.5 million of total net income before depreciation and amortization, offset in part by $13.7 million of changes in working capital.

         The amount of cash used by the Company in investing activities was $19.7 million in 1998. During 1998, the Company's capital expenditures (inclusive of $2.8 million in assets acquired under capital leases) were $41.1 million, and the Company used $2.7 million in cash for the Intellisystems and Cygnus acquisitions. In addition, the Company paid $10.9 million in cash for the acquisition of a long-term customer contract. These expenditures were offset in part by the reduction of $32.6 million in short-term investments. Cash used in investing activities was $31.6 million for 1997, resulting primarily from $34.8 million in capital expenditures, and $2.4 million for the purchase of Telemercadeo offset by reductions in the Company's short-term investments.

         Historically, capital expenditures have been, and future capital expenditures are anticipated to be, primarily for the development of customer interaction centers, as well as expansion of the Company's customer management consulting, technology deployment and systems integration, Web-based education platforms, Internet customer care and customer-centric marketing solutions. The Company currently expects total capital expenditures in 1999 to be approximately $50 million to $65 million, which includes capital expenditures to be made in connection with the Year 2000 remediation discussed on page 25. The Company expects that such capital expenditures will be used primarily to open up two new dedicated and four new shared customer interaction centers during 1999. Such expenditures will be financed with internally generated funds, existing cash balances and additional borrowings. The level of capital expenditures incurred in 1999 will be dependent upon new client contracts obtained by the Company and the corresponding need for additional capacity. In addition, if the Company's future growth is generated through facilities management contracts, the anticipated level of capital expenditures could be reduced significantly.

         Cash used in financing activities in 1998 was $3.5 million. This primarily resulted from an increase in capital lease and long-term debt payments offset in part by the exercise of stock options and the related tax benefit. In 1997, cash provided by financing activities of $3.9 million resulted from the exercise of stock options and the related tax benefit offset in part by capital lease and long-term debt payments.

         In November 1998, the Company obtained a three-year, $50 million, unsecured revolving line of credit with a syndicate of five banks. The Company also has the option to secure at any time up to $25 million of the line with available cash investments. The Company has two interest rate options: an offshore rate option or a bank base rate option. The Company will pay interest at a spread of 50 to 150 basis points over the applicable offshore or bank base rate, depending upon the Company's leverage. Interest on the secured portion is based on the applicable rate plus 22.5 basis points. The Company had no borrowings under the line of credit at December 31, 1998.

         The Company believes that existing cash and short-term investments together with available borrowings under its line of credit will be sufficient to finance the Company's current operations, planned capital expenditures and anticipated growth through 1999. However, if the Company were to make any significant acquisitions for cash, it may be necessary for the Company to obtain additional debt or equity financing. The Company is engaged in ongoing evaluations of, and discussions with, third parties regarding possible acquisitions; however, the Company currently has no definitive agreements with respect to any significant acquisitions.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in U.S. interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to its normal operating and funding activities. Historically, and as of December 31, 1998, the Company has not used derivative instruments or engaged in hedging activities.

INTEREST RATE RISK

         The interest on the Company's line of credit and its Canadian subsidiary's operating loan is variable based on the bank's base rate or offshore rate, and therefore, affected by changes in market interest rates. At December 31, 1998, there were approximately $778,000 in borrowings outstanding on the operating loan. The Company monitors interest rates frequently and has sufficient cash balances to pay off the line of credit and any early termination penalties, should interest rates increase significantly. The Company's investments are typically short-term in nature and as a result do not expose the Company to significant risk from interest rate fluctuations. Therefore, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.

FOREIGN CURRENCY RISK

         The Company has wholly owned subsidiaries in Australia, Brazil, Canada, Mexico, New Zealand, Singapore and the United Kingdom. Revenues and expenses from these operations are typically denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in the exchange rate may positively or negatively affect the Company's revenues and net income attributed to these subsidiaries.

YEAR 2000

         The Year 2000 problem results from date-sensitive computer programs being written using two digits, rather than four digits, to define the applicable year. Computer programs that are not Year 2000 compliant will be unable, for example, to determine whether date references to "00" refers to the year 1900 or 2000. Determining whether the Company's and its clients' systems are Year 2000 compliant is critical because the Company utilizes a significant number of software programs and operating systems throughout its organization, and the Company's systems regularly interface with the various information systems of its clients. The Company's or its clients' failure to detect and remediate Year 2000 related problems in its or their computer and information systems could have a material adverse effect on the business, results of operations or financial condition of the Company.

         The Company, in conjunction with an outside consulting firm, has implemented a multiphased program to inventory, assess, remediate and test its systems for Year 2000 compliance (the "Program"). The Company has nearly completed the enterprisewide inventory, and the target date for the completion of the assessment, analysis and remediation associated with the Year 2000 issues is September 1999. The targeted completion date includes addressing the technology and non-technology interfaces with its clients and suppliers.

         The consulting firm works with full-time Company employees who are dedicated to the Program. The assessments completed to date have led to the need to migrate several human resource- and payroll-oriented applications to Year 2000 compliant software, upgrade several telephone switches and procure several hundred replacement workstations. Analysis and testing of Company-generated software applications have been initiated. The Company anticipates that the need for software conversion caused by Year 2000 issues is not anticipated to be significant, given the Company's extensive use of off-the-shelf products.

         While the cost to address Year 2000 issues continues to be developed as the assessment phase nears completion, the Company currently anticipates that the total cost of assessment and remediation will be between $5 million and $10 million. Of this total approximately 50% is anticipated to be new capital expenditures to replace non-compliant computer hardware and software. As of December 31, 1998, the Company has incurred approximately $623,000 in inventory and assessment work on Year 2000 issues, which have been expensed in the accompanying statement of operations and were funded by cash flow from operations. Expenditures in 1999 will be funded primarily through cash flow from operations and available cash on hand.

DISCLOSURE OF RISKS AND UNCERTAINTIES

         The Company currently is unable to ascertain the exact magnitude of its Year 2000 issues because it has not yet completed the assessment phase of the program. Many potential risks exist related to the infrastructures supporting the Company's various facilities, including the telephone and power grids supporting the Company's global operations. The Company believes that it is unlikely a prolonged or long-term telephone or power outage will occur at one or more of its key operation centers as a result of Year 2000 problems, however the occurrence of such an outage would cause major challenges and would significantly impact the Company's ability to generate revenues during the outage. Methods to reduce this risk are being evaluated based on the probability of occurrence. The inability to support one or more of the Company's clients due to the Company's own technology issues is less likely, although a possibility. This risk is being minimized by the assessment of the compliance levels of the Company's vendor products and by the implementation of inspection, analysis and test activities.

         The Company is unable to predict with certainty the extent its suppliers will be affected by the Year 2000 issue, or the extent to which the Company may be vulnerable to a supplier's inability to remediate any issues in a timely manner. Additionally, the Company utilizes a computer interface with many of its large customers as a key component of the client program. Should these client systems contain Year 2000 problems, the Company may be unable to provide services under the program. TeleTech is working with its clients to determine the extent of the clients' readiness, but the Company has not completed this assessment.

         Currently contingency planning is being addressed but is still uncertain pending the completion of the internal and client assessments. TeleTech is assuming that system failures can occur not only as the result of incorrect date data or calculations, but also due to external problems with power, telecommunications or other business dependencies. The Company's contingency planning will entail the preparation of alternative work processes in the event of possible system or process failures.

FORWARD-LOOKING STATEMENTS

         All statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this annual report that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements include (a) the Company's expectation that customer management consulting, systems integration, Web-based education and customer-centric marketing sales will represent a more significant portion of revenues in future years, (b) the Company's expectation that operating margins will not significantly improve until the Company has sold its excess capacity, (c) the expected opening of additional customer interaction centers in 1999 and the Company's expectation that there will be sufficient business to utilize existing and additional customer interaction center capacity; (d) the amount and nature of planned capital expenditures; (e) the Company's belief that existing cash, short-term investments and available borrowing will be sufficient to finance the Company's near-term operations and Year 2000 requirements; (f) the Company's assessment of the impact of the Year 2000 issues; (g) the Company's belief that reasonably possible near-term changes in interest rates will not result in a material effect on future earnings; and (h) statements relating to the Company or its operations that are preceded by terms such as "anticipates," "expects," "believes" and similar expressions.

         The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements as a result of various factors, including the following: TeleTech has not yet completed the assessment phase of its Year 2000 Program and, thus, TeleTech cannot know with certainty the full magnitude of costs to remediate, or effect on its business of, any Year 2000 problems resident in TeleTech's or its clients' systems. The Company historically has not sold its technology or significant consulting services to its clients. Therefore, TeleTech does not know the potential volume or profitability of any such future technology or consulting sales. TeleTech's agreements with clients do not ensure that TeleTech will generate a specific level of revenue and may be canceled by the clients on short notice. The amount of revenue TeleTech generates from a particular client is dependent upon customers' interest in and use of the client's products or services, some of which are recently introduced or unproven in the marketplace. Any event that adversely affects the demand for and customers' use of a client's products or services, whether increased competition, labor shortage or strike, unavailability of raw materials or otherwise, may adversely affect the Company's revenues attributable to such client program. The loss of a significant client or the termination, reduction or completion of a significant client program may have a material adverse effect on TeleTech's capacity utilization and results of operations. See "Risk Factors" on page 10 for other factors that may cause actual results to differ materially from the forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements required by this item are located beginning on page 34 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         There is hereby incorporated by reference the information to appear in TeleTech's definitive proxy statement for its 1999 Annual Meeting of Stockholders under the captions "Information Concerning the Nominees for Election as Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION.

         There is hereby incorporated by reference the information to appear under the caption "Executive Officers - Executive Compensation" in TeleTech's definitive proxy statement for its 1999 Annual Meeting of Stockholders, provided, however, that neither the Report of the Compensation Committee on Executive Compensation nor the performance graph set forth therein shall be incorporated by reference herein or in any of the Company's previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         There is hereby incorporated by reference the information to appear under the caption "Security Ownership of Certain Beneficial Owners and Management" in TeleTech's definitive proxy statement for its 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

         There is hereby incorporated by reference the information to appear under the caption "Certain Relationships and Related Party Transactions" in TeleTech's definitive proxy statement for its 1999 Annual Meeting of Stockholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

   (1)   Consolidated Financial Statements
         The Index to Financial Statements is set forth on page 32 of this report.

   (2)   Financial Statement Schedules
         Schedule II--Valuation and Qualifying Accounts and Reserves of TeleTech Holdings, Inc. for periods ending December 31, 1998, 1997, and 1996

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

  10.3 Employment Agreement dated as of April 1, 1996, between Steven B. Coburn and TeleTech [1] {Exhibit 10.4}

  10.4    TeleTech Holdings, Inc. Stock Plan, as amended and restated [1]
          {Exhibit 10.7}

  10.5    TeleTech Holdings, Inc. Directors Stock Option Plan [1] {Exhibit 10.8}

  10.6    Form of Client Services Agreement, 1996 version [1] {Exhibit 10.12}

  10.7    Agreement for Customer Interaction Center Management Between
          United Parcel General Services Co. and TeleTech [1] {Exhibit 10.13}

  10.8    Business Loan Agreement dated March 29, 1996, among TeleTech
          Telecommunications, Inc.; TeleTech Teleservices, Inc.; and
          TeleTech, as borrower, and First Interstate Bank of California, as lender; addendum dated March 29, 1996 [1]
          {Exhibit 10.15}

  10.9    Master Lease Agreement dated as of July 11, 1995, among First
          Interstate Bank of California; TeleTech; TeleTech
          Telecommunications, Inc.; and TeleTech Teleservices, Inc. [1]
          {Exhibit 10.17}

  10.10   TeleTech Holdings, Inc. Employee Stock Purchase Plan [3]
          {Exhibit 10.22}

  10.11   Employment Agreement dated as of January 1, 1998, between
          Kenneth D. Tuchman and TeleTech [4] {Exhibit 10.11}

  10.12   Client Services Agreement dated May 1, 1997, between TeleTech
          Customer Care Management (Telecommunications), Inc. and GTE Card
          Services Incorporated d/b/a GTE Solutions [4] {Exhibit 10.12}


EXHIBIT
NO.       DESCRIPTION
-------   -----------

  10.13*  $50.0 Million Revolving Credit Agreement dated as of November 20, 1998.

  10.14*  Employment Agreement dated as of February 26, 1998 between
          Morton H. Meyerson and TeleTech.

  21.1*   List of subsidiaries

  23.1* Consent of Arthur Andersen LLP to incorporation by reference of the financial statements into TeleTech's previously filed Registration
          Statements on Form S-8 and Form S-3.

  27*     Financial Data Schedule


-------------------
    *  Filed herewith.

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

    [4] TeleTech's Annual Report on Form 10-K for the year ended
    December 31, 1997.

(b)  REPORT ON FORM 8-K

     None.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on March 20, 1998.

                                       TELETECH HOLDINGS, INC.

                                       /s/ KENNETH D. TUCHMAN
                                       ------------------------------
                                       By: Kenneth D. Tuchman
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 22, 1999, by the following persons on behalf of the registrant and in the capacities indicated:

SIGNATURE                              TITLE
---------                              -----
/s/  KENNETH D. TUCHMAN                Chairman of the Board and Chief
------------------------               Executive Officer (Principal
Kenneth D. Tuchman                     Executive Officer)


/s/  STEVEN B. COBURN                  Chief Financial Officer (Principal
------------------------               Financial and Accounting Officer)
Steven B. Coburn


/s/  ROD DAMMEYER                      Director
------------------------
Rod Dammeyer


/s/  GEORGE HEILMEIER                  Director
------------------------
George Heilmeier


/s/  JOHN T. MCLENNAN                  Director
------------------------
John T. McLennan


/s/  MORTON H. MEYERSON                Director
------------------------
Morton H. Meyerson


/s/  ALAN SILVERMAN                    Director
------------------------
Alan Silverman

                         INDEX TO FINANCIAL STATEMENTS
                             TELETECH HOLDINGS, INC.

                                                               PAGE
                                                               ----
Report of Independent Public Accountants                        33
Consolidated Balance Sheets as of December 31, 1997 and 1998    34
Consolidated Statements of Income for the Years Ended
  December 31, 1996, 1997, and 1998                             36
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1996, 1997, and 1998                 37
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1997, and 1998                             38
Notes to Consolidated Financial Statements for the Years
  Ended December 31, 1996, 1997, and 1998                       40


         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To TeleTech Holdings, Inc.:

         We have audited the accompanying consolidated balance sheets of TELETECH HOLDINGS, INC. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TeleTech Holdings, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP


Denver, Colorado
February 8, 1999.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
              (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                       DECEMBER 31,
                                    ASSETS                            1997        1998
                                    ------                            ----        ----
CURRENT ASSETS:
   Cash and cash equivalents                                         $  7,338    $  8,796
   Short-term investments                                              69,633      37,082
   Accounts receivable, net of allowance for doubtful
      accounts of $2,327 and $2,900, respectively                      43,664      68,830
   Prepaids and other assets                                            1,220       2,811
   Deferred tax asset                                                   2,902       3,855
                                                                     --------    --------
      Total current assets                                            124,757     121,374
                                                                     --------    --------
PROPERTY AND EQUIPMENT, net of accumulated depreciation
   of $21,812 and $38,432, respectively                                53,738      77,546
                                                                     --------    --------

OTHER ASSETS:
   Long-term accounts receivable                                        4,274       4,274
   Goodwill, net of amortization of $587 and $1,599, respectively       7,295      15,022
   Contract acquisition cost                                               --      10,900
   Investment in affiliated company accounted for
      under the equity method                                             981          --
   Other assets                                                         1,322       1,794
                                                                     --------    --------
      Total assets                                                   $192,367    $230,910
                                                                     --------    --------
                                                                     --------    --------


                The accompanying notes are an integral part of these
                        consolidated balance sheets.

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                      DECEMBER 31,
      LIABILITIES AND STOCKHOLDERS' EQUITY                        1997           1998
      ------------------------------------                      --------       --------
CURRENT LIABILITIES:
   Current portion of long-term debt                            $  5,910       $  7,989
   Bank overdraft                                                  1,094            778
   Accounts payable                                                8,086         11,814
   Accrued employee compensation                                  12,244         18,134
   Accrued income taxes                                            2,507          4,191
   Other accrued expenses                                         11,694         11,520
   Customer advances, deposits and deferred income                 1,472          3,803
                                                                --------       --------
      Total current liabilities                                   43,007         58,229

DEFERRED TAX LIABILITIES                                           1,217            835

LONG-TERM DEBT, net of current portion:
    Capital lease obligations                                      9,432          4,208
    Other debt                                                       459          2,145
                                                                --------       --------
      Total liabilities                                           54,115         65,417
                                                                --------       --------
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY:
   Common stock; $.01 par value; 150,000,000
      shares authorized; 59,262,397 and 60,769,724
      shares, respectively, issued; and 59,163,587 and
      60,769,724 shares, respectively, outstanding                   592            606
   Additional paid-in capital                                    104,016        111,080
   Accumulated other comprehensive income                           (922)        (1,610)
   Unearned compensation-restricted stock                           (127)            --
   Treasury stock, 98,810 shares, at cost                           (988)            --
   Retained earnings                                              35,681         55,417
                                                                --------       --------
      Total stockholders' equity                                 138,252        165,493
                                                                --------       --------
      Total liabilities and stockholders' equity                $192,367       $230,910
                                                                --------       --------
                                                                --------       --------


             The accompanying notes are an integral part of these
                          consolidated balance sheets.

                 TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                   1996         1997         1998
                                                 --------     --------     --------
REVENUES                                         $171,265     $279,057     $369,045
                                                 --------     --------     --------
OPERATING EXPENSES:
   Costs of services                              104,142      178,702      241,230
   Selling, general and administrative
        Expenses                                   43,504       67,208       96,077
                                                 --------     --------     --------
      Total operating expenses                    147,646      245,910      337,307
                                                 --------     --------     --------
INCOME FROM OPERATIONS                             23,619       33,147       31,738

OTHER INCOME (EXPENSE):
   Interest expense                                (1,166)      (1,270)      (1,160)
   Interest income                                  1,406        3,399        3,074
   Equity in income (losses) of affiliate             (70)         302           70
   Business combination expenses                     --           --         (1,321)
   Other                                             (158)        (225)        (394)
                                                 --------     --------     --------
                                                       18        2,310          159
                                                 --------     --------     --------
INCOME BEFORE INCOME TAXES                         23,637       35,457       31,897

   Provision for income taxes                       9,773       14,123       12,695
                                                 --------     --------     --------
NET INCOME                                       $ 13,864     $ 21,334     $ 19,202
                                                 --------     --------     --------

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                           54,522       58,435       59,950
                                                 --------     --------     --------
   Diluted                                         58,152       61,646       62,052
                                                 --------     --------     --------
NET INCOME PER SHARE
   Basic                                         $    .25     $    .37     $    .32
                                                 --------     --------     --------
   Diluted                                       $    .24     $    .35     $    .31
                                                 --------     --------     --------


             The accompanying notes are an integral part of these
                     consolidated financial statements

                     TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
                              (AMOUNTS IN THOUSANDS)

                                           MANDATORILY
                                           REDEEMABLE,
                                           CONVERTIBLE
                                        PREFERRED STOCK       TREASURY STOCK     COMMON STOCK
                                       ------------------     --------------    -----------------
                                       SHARES      AMOUNT     SHARES  AMOUNT    SHARES     AMOUNT
                                       ------      ------     ------  ------    ------     ------
BALANCES, December 31, 1995             1,860     $ 12,867       --   $  --     40,700      $ 407
  Purchase of Access 24                                                            970         10
  Translation adjustments
  Dividends on Preferred Stock                         422
  Issuance of restricted stock                                                      76          1
  Compensation expense on
    restricted stock
  Conversion of Preferred Stock        (1,860)     (13,289)                      9,300         93
  Issuance of common stock                                                       5,944         59
  Acquisition of treasury stock                                  99    (988)
  Exercise of stock options                                                        166          1
  Net income

  Comprehensive income


  Distribution to stockholder
                                       ------     --------    -----   -----     ------      -----
BALANCES, December 31, 1996                --           --       99    (988)    57,156        571
  Employee stock purchase plan                                                      28
  Acquisition of TMI                                                               100          1
  Translation adjustments
  Compensation expense on
    restricted stock
  Exercise of stock options                                                        470          5
  Issuance of common stock                                                       1,508         15
  Net income

  Comprehensive income


  Distribution to stockholder
                                       ------     --------    -----   -----     ------      -----
BALANCES, December 31, 1997                --           --       99    (988)    59,262        592
  Employee stock purchase plan                                                      28
  Acquisition of Intellisystems                                 (99)    988        245          2
  Acquisition of Cygnus                                                            325          3
  Combination with Outsource                                                       606          6
  Translation adjustments
  Brokerage fee on EDM combination                                                  42
  Year-end change for EDM
  Exercise of stock options                                                        249          3
  Other stock issuances                                                             13
  Compensation expense on
    restricted stock
  Net income

  Comprehensive income
                                       ------     --------    -----   -----     ------      -----

BALANCES, December 31, 1998                --     $     --       --   $  --     60,770      $ 606
                                       ------     --------    -----   -----     ------      -----
                                       ------     --------    -----   -----     ------      -----

                                                     ACCUMULATED         UNEARNED
                                       ADDITIONAL       OTHER          COMPENSATION-                                      TOTAL
                                         PAID-IN    COMPREHENSIVE        RESTRICTED     RETAINED     COMPREHENSIVE    STOCKHOLDER
                                         CAPITAL       INCOME              STOCK        EARNINGS        INCOME            EQUITY
                                       ----------   -------------     -------------     --------     -------------     ----------
BALANCES, December 31, 1995             $  1,847      $    --             $  --         $ 1,814                         $  4,068
  Purchase of Access 24                    4,841                                                                           4,851
  Translation adjustments                                  98                                           $     98              98
  Dividends on Preferred Stock                                                             (422)                            (422)
  Issuance of restricted stock               379                           (380)                                              --
  Compensation expense on
    restricted stock                                                        126                                              126
  Conversion of Preferred Stock           13,196                                                                          13,289
  Issuance of common stock                71,939                                                                          71,998
  Acquisition of treasury stock                                                                                             (988)
  Exercise of stock options                1,857                                                                           1,858
  Net income                                                                             13,864           13,864          13,864
                                                                                                        --------
  Comprehensive income                                                                                  $ 13,962              --
                                                                                                        --------
                                                                                                        --------
  Distribution to stockholder                                                              (212)                            (212)
                                        --------      -------             ------        -------                         --------
BALANCES, December 31, 1996               94,059           98               (254)        15,044                          108,530
  Employee stock purchase plan               440                                                                             440
  Acquisition of TMI                       1,797                                                                           1,798
  Translation adjustments                              (1,020)                                          $ (1,020)         (1,020)
  Compensation expense on                                                    127                                             127
    restricted stock
  Exercise of stock options                5,072                                                                           5,077
  Issuance of common stock                 2,648                                                                           2,663
  Net income                                                                             21,334           21,334          21,334
                                                                                                        --------
  Comprehensive income                                                                                  $ 20,314              --
                                                                                                        --------
                                                                                                        --------
  Distribution to stockholder                                                              (697)                            (697)
                                        --------      -------             ------        -------                         --------
BALANCES, December 31, 1997              104,016         (922)              (127)        35,681                          138,252
  Employee stock purchase plan               334                                                                             334
  Acquisition of Intellisystems            2,089                                                                           3,079
  Acquisition of Cygnus                    2,658                                                                           2,661
  Combination with Outsource                                                                804                              810
  Translation adjustments                                (688)                                          $   (688)           (688)
  Brokerage fee on EDM combination           485                                                                             485
  Year-end change for EDM                                                                  (270)                            (270)
  Exercise of stock options                1,457                                                                           1,460
  Other stock issuances                       41                                                                              41
  Compensation expense on                                                    127                                             127
    restricted stock
  Net income                                                                             19,202           19,202          19,202
                                                                                                        --------
  Comprehensive income                                                                                  $ 18,514              --
                                        --------      -------             ------        -------         --------        --------
                                                                                                        --------
BALANCES, December 31, 1998             $111,080      $(1,610)            $   --        $55,417                         $165,493
                                        --------      -------             ------        -------                         --------
                                        --------      -------             ------        -------                         --------


             The accompanying notes are an integral part of these
                      consolidated financial statements

                  TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
                             (AMOUNTS IN THOUSANDS)

                                                                 1996          1997         1998
                                                               --------      --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $ 13,864      $ 21,334     $ 19,202
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                               7,242        11,331       19,293
      Allowance for doubtful accounts                               673           865          573
      Deferred income taxes                                        (585)       (1,169)      (1,235)
      Equity in (income) losses of affiliate                         70          (302)         (70)
      Deferred compensation expense                                 126           127          127
      Business combination expenses paid in stock                    --            --          485
      Changes in assets and liabilities:
        Accounts receivable                                     (21,702)      (15,421)     (24,585)
        Prepaids and other assets                                (1,170)          175         (799)
        Deferred contract costs                                  (2,015)           --           --
        Accounts payable and accrued expenses                    11,500        12,012        9,827
        Customer advances, deposits and deferred income               7           455        2,030
                                                               --------      --------     --------
        Net cash provided by operating activities                 8,010        29,407       24,848
                                                               --------      --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                            (8,212)      (34,803)     (38,246)
   Purchase of Intellisystems                                        --            --       (2,000)
   Purchase of Cygnus, net of cash acquired                          --            --         (308)
   Purchase of TMI, net of cash acquired                             --        (2,440)          --
   Purchase of Access 24, net of cash acquired                   (2,461)           --           --
   Contract acquisition costs                                        --            --      (10,900)
   Proceeds from sale of interest in Access 24 UK Limited         3,905            --          981
   Temporary deposit                                             (3,000)        3,000           --
   Changes in accounts payable and accrued liabilities
      related to investing activities                             1,196          (190)      (1,762)
   Decrease (increase) in short-term investments                (62,151)        2,841       32,551
                                                               --------      --------     --------
        Net cash used in investing activities                   (70,723)      (31,592)     (19,684)
                                                               --------      --------     --------


             The accompanying notes are an integral part of these
                   consolidated financial statements.

                     TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                              (AMOUNTS IN THOUSANDS)

                                                               1996        1997        1998
                                                            ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in bank overdraft                $ (1,065)   $    745    $   (316)
   Net increase (decrease) in short-term borrowings           (1,000)         --         351
   Payments on long-term debt                                   (936)       (216)     (1,126)
   Proceeds from long-term debt borrowings                        42         593       3,227
   Payments under capital lease obligations                   (1,530)     (4,933)     (7,466)
   Proceeds from common stock issuances                       71,998       3,240         375
   Proceeds from exercise of stock options                       250       1,917       1,008
   Tax benefit from stock option exercises                     1,608       3,160         452
    Acquisition of treasury stock                               (988)         --          --
   Payments under subordinated notes payable to
      stockholder                                                 --          29          --
   Distributions to stockholder                                 (212)       (678)         --
                                                            ---------   ---------   ---------
      Net cash provided by (used in) financing activities     68,167       3,857      (3,495)
                                                            ---------   ---------   ---------
Effect of exchange rate changes on cash                           48         102        (211)
                                                            ---------   ---------   ---------
NET INCREASE  IN CASH AND CASH EQUIVALENTS                     5,502       1,774       1,458
CASH AND CASH EQUIVALENTS, beginning of period                    62       5,564       7,338
                                                            ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of period                    $  5,564    $  7,338    $  8,796
                                                            ---------   ---------   ---------
                                                            ---------   ---------   ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                   $  1,099    $  1,296    $  1,269
                                                            ---------   ---------   ---------
                                                            ---------   ---------   ---------
   Cash paid for income taxes                               $  6,808    $ 12,189    $ 10,553
                                                            ---------   ---------   ---------
                                                            ---------   ---------   ---------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
   Assets acquired through capital leases                   $ 10,483    $  5,229    $  2,811
                                                            ---------   ---------   ---------
                                                            ---------   ---------   ---------
   Stock issued in purchase of Access 24                    $  4,851    $     --    $     --
                                                            ---------   ---------   ---------
                                                            ---------   ---------   ---------
   Stock issued in purchase of TMI                          $     --    $  1,798    $     --
                                                            ---------   ---------   ---------
                                                            ---------   ---------   ---------
   Stock issued in purchase of Intellisystems               $     --    $     --    $  3,079
                                                            ---------   ---------   ---------
                                                            ---------   ---------   ---------
   Stock issued in pooling of EDM (brokerage fee)           $     --    $     --    $    485
                                                            ---------   ---------   ---------
                                                            ---------   ---------   ---------
   Stock issued in purchase of Cygnus                       $     --    $     --    $  2,661
                                                            ---------   ---------   ---------
                                                            ---------   ---------   ---------
   Restricted stock issued under employment agreements      $    380    $     --    $     --
                                                            ---------   ---------   ---------
                                                            ---------   ---------   ---------


             The accompanying notes are an integral part of these
                       consolidated financial statements.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998

         TeleTech Holdings, Inc. ("THI" or the "Company") is a provider of outsourced customer management solutions for large and multinational companies in the United States, Australia, Brazil, Canada, Mexico, New Zealand, Singapore and the United Kingdom. Customer management encompasses a wide range of customer acquisition, retention and satisfaction programs designed to maximize the lifetime value of the relationship between the Company's clients and their customers.

(1)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The consolidated financial statements are composed of the accounts of THI and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

         As more fully discussed in Note 16, during June 1998, the Company entered into business combinations with Digital Creators, Inc. ("Digital") and EDM Electronic Marketing Ltd. ("EDM"). The business combinations have been accounted for as pooling of interests and the historical consolidated financial statements of the Company for all years prior to the business combination have been restated in the accompanying consolidated financial statements to include the financial position, results of operations and cash flows of Digital and EDM.

         The consolidated financial statements of the Company include reclassifications made to conform the financial statement presentation of Digital and EDM to that of the Company.

FOREIGN CURRENCY TRANSLATION

         The assets and liabilities of the Company's foreign subsidiaries, whose functional currency is other than the U.S. dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income, but is accumulated as a separate component of stockholders' equity. The net effect of translation gains on the Company's Mexican subsidiary is included in determining net income, as Mexico is considered a highly inflationary economy. Foreign currency transaction gains and losses are included in determining net income. Such gains and losses were not material for any period presented.

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

         Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, as follows:

Computer equipment and software                      4-5 years
Telephone equipment                                  5-7 years
Furniture and fixtures                               5-7 years
Leasehold improvements                              5-10 years
Vehicles                                               5 years


         Assets acquired under capital lease obligations are amortized over the life of the applicable lease of four to seven years (or the estimated useful lives of the assets, of four to seven years, where title to the leased assets passes to the Company upon termination of the lease).

REVENUE RECOGNITION

         The Company recognizes revenues at the time services are performed. The Company has certain contracts that are billed in advance. Accordingly, amounts billed but not earned under these contracts are excluded from revenues and included in deferred income.

         The Company maintains ongoing training programs for its employees. The cost of this training is expensed as incurred. In addition, certain contracts require clients to reimburse the Company for specific training. These costs are billed to the clients as incurred.

RESEARCH AND DEVELOPMENT

         Research and development costs are charged to operations when incurred and are included in operating expenses. Research and development costs were not material for any period presented.

DEFERRED CONTRACT COSTS

         The Company previously deferred certain incremental direct costs incurred in connection with preparing to provide services under certain long-term facilities management agreements. Costs that were deferred included the costs of hiring dedicated personnel to manage client-owned facilities, their related payroll and other directly associated costs from the time long-term facilities management agreements were entered into until the beginning of providing services. Such costs were amortized over 12 months. For the years ended December 31, 1996 and 1997, the Company recorded amortization expense of $1,658,000 and $703,000, respectively. There were no deferred contract costs remaining on the December 31, 1997 and 1998, balance sheets.

INTANGIBLE ASSETS

         The excess of cost over the fair market value of tangible net assets and trademarks of acquired businesses is amortized on a straight-line basis over the periods of expected benefit of 9 to 25 years. Amortization of goodwill for the years ended December 31, 1996, 1997, and 1998, was $238,000, $349,000 and $1,012,000, respectively.

         Subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of an intangible asset may warrant revision or that the remaining balance of an intangible asset may not be recoverable. When factors indicate that an intangible asset should be evaluated for possible impairment, the Company uses an estimate of the related business' undiscounted future cash flows over the remaining life of the asset in measuring whether the intangible asset is recoverable. Management does not believe that any provision for impairment of intangible assets is required.

CONTRACT ACQUISITION COSTS

         Amounts paid to a client to obtain a long-term contract are being amortized on a straight-line basis over the term of the contract commencing with the date of the first revenues from the contract. There was no amortization expense during 1998.

INCOME TAXES

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets then may be reduced by a valuation allowance for amounts that do not satisfy the realization criteria of SFAS 109.

EARNINGS PER SHARE

         Earnings per share are computed based upon the weighted average number of common shares and common share equivalents outstanding.

         Basic earnings per share are computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Diluted earnings per share reflect the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. For purposes of the calculation of basic earnings per share for 1996, net income was reduced by $422,000, representing dividends on Preferred Stock, to arrive at net income available for common shareholders. The difference between diluted and basic shares outstanding relates to outstanding stock options.

RESTRICTED STOCK AWARDS

         In January 1996, the Company awarded 76,000 restricted shares of the Company's common stock to certain employees as compensation to be earned over the term of the employees' related employment agreements (three years). The market value of the stock at the date of award was $380,000. This amount was recorded as unearned compensation-restricted stock and shown as a separate component of stockholders' equity. For the years ended December 31, 1996, 1997, and 1998, the Company recognized compensation expense of $126,000, $127,000 and $127,000, respectively, related to these awards.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

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

SEGMENT REPORTING

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The adoption of SFAS 131 in 1998 resulted in additional disclosures by the Company.

COMPREHENSIVE INCOME

         In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that the enterprise display an amount representing total comprehensive income for the period in that financial statement. The adoption of SFAS 130 in 1998 resulted in displaying comprehensive income on the statements of stockholders' equity.

LONG-LIVED ASSETS

         Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired when future undiscounted cash flows are estimated to be insufficient to recover the carrying amount. If impaired, an asset is written down to its fair value.

SELF-INSURANCE PROGRAM

         The Company self-insures for certain levels of workers' compensation and employee health insurance. Estimated costs of these self-insurance programs were accrued at the projected settlements for known and anticipated claims. The Company has a $250,000 per occurrence stop loss limit. Self-insurance liabilities of the Company amounted to $3.2 million and $3.2 million at December 31, 1998 and 1997, respectively.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 may not be applied retroactively, and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). Management believes that the impact of SFAS 133 will not significantly affect its financial reporting.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Opinion ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." This statement is effective for financial statements for fiscal years beginning after December 15, 1998. In general, SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. Management believes SOP 98-5 will not have a material impact on the financial statements.

(2)      SEGMENT INFORMATION AND CUSTOMER CONCENTRATIONS

         The Company classified its business activities into four fundamental areas: outsourced operations in the United States, facilities management operations, international outsourced operations, and technology services and consulting. These areas are separately managed and each has significant differences in capital requirements and cost structures. Outsourced, facilities management and international outsourced operations are reportable business segments with their respective financial performance detailed herein. Technology services and consulting is included in corporate activities as it is not a material business segment. Also included in corporate activities are general corporate expenses and overall operational management expenses. Assets of corporate activities include unallocated cash, short-term investments and deferred income taxes. There are no significant transactions between the reported segments for the periods presented.

(in thousands)                              1996         1997         1998
                                         ---------    ---------    ---------
REVENUES:
Outsourced                               $ 103,151    $ 143,627    $ 200,514
Facilities Management                       48,445       84,033       85,694
International Outsourced                    19,669       50,314       74,065
Corporate Activities                            --        1,083        8,772
                                         ---------    ---------    ---------
      Total                              $ 171,265    $ 279,057    $ 369,045
                                         ---------    ---------    ---------
                                         ---------    ---------    ---------

OPERATING INCOME (LOSS):
Outsourced                               $  24,258    $  30,243    $  41,495
Facilities Management                        9,936       16,159       11,648
International Outsourced                     1,520        4,258        5,675
Corporate Activities                       (12,095)     (17,513)     (27,080)
                                         ---------    ---------    ---------
      Total                              $  23,619    $  33,147    $  31,738
                                         ---------    ---------    ---------
                                         ---------    ---------    ---------

DEPRECIATION AND AMORTIZATION INCLUDED
IN OPERATING INCOME:
Outsourced                               $   4,232    $   7,463    $  12,688
Facilities Management                        1,693          522          239
International Outsourced                     1,259        3,102        5,054
Corporate Activities                            58          244        1,312
                                         ---------    ---------    ---------
      Total                              $   7,242    $  11,331    $  19,293
                                         ---------    ---------    ---------
                                         ---------    ---------    ---------


(in thousands)                              1996       1997       1998
                                          --------   --------   --------

ASSETS:
Outsourced Assets                         $ 44,460   $ 88,829   $101,105
Facilities Management Assets                10,839      6,759     18,121
International Outsourced Assets             12,727     34,934     50,764
Corporate Activities Assets                 75,728     54,550     45,898
International Outsourced Goodwill, Net       3,257      7,295      6,803
Corporate Activities Goodwill, Net              --         --      8,219
                                          --------   --------   --------
      Total                               $147,011   $192,367   $230,910
                                          --------   --------   --------
                                          --------   --------   --------

CAPITAL EXPENDITURES (INCLUDING CAPITAL
LEASES):
Outsourced                                $ 16,090   $ 22,337   $ 28,144
Facilities Management                          378         50      1,169
International Outsourced                     2,015     15,963      4,697
Corporate Activities                           212      1,682      7,047
                                          --------   --------   --------
      Total                               $ 18,695   $ 40,032   $ 41,057
                                          --------   --------   --------
                                          --------   --------   --------


         The following geographic data include revenues based on the location the services are provided and gross property and equipment based on the physical location (in thousands).

                                  1996       1997       1998
                                --------   --------   --------
REVENUES:
United States                   $151,596   $228,743   $281,077
Australia                         13,264     29,790     36,958
Canada                             5,761     14,497     36,852
Rest of world                        644      6,027     14,158
                                --------   --------   --------
      Total                     $171,265   $279,057   $369,045
                                --------   --------   --------
                                --------   --------   --------

GROSS PROPERTY AND EQUIPMENT:
United States                   $ 30,787   $ 54,912   $ 86,189
Australia                          3,484     10,622     11,956
Canada                             1,700      4,790      5,645
Rest of world                        644      5,226     12,188
                                --------   --------   --------
      Total                     $ 36,615   $ 75,550   $115,978
                                --------   --------   --------
                                --------   --------   --------


         The Company's revenues from major customers (revenues in excess of 10% of total sales) are from entities involved in the telecommunications, technology and transportation industries. The revenues from such customers as a percentage of total revenues for each of the three years ended December 31 are as follows:

                       1996      1997     1998
                       ----      ----     ----
Customer  A            26%       18%       8%
Customer  B            14%        2%       --
Customer  C            27%       23%      13%
Customer  D            --        15%      25%
                       ---       ---      ---
                       67%       58%      46%
                       ---       ---      ---
                       ---       ---      ---


         At December 31, 1997, accounts receivable from Customers A, B, C and D were $6.2 million, $4.3 million, $4.3 million and $8.4 million, respectively. At December 31, 1998, accounts receivable from Customers A, C and D.

were $5.2 million, $4.7 million and $8.2 million, respectively. There were no other customers with receivable balances in excess of 10% of consolidated accounts receivable. Customers A, B and D are included in the outsourced reporting segment. Customer C is included in the facilities management reporting segment.

         The loss of one or more of its significant customers could have a material adverse effect on the Company's business, operating results or financial condition. To limit the Company's credit risk, management performs ongoing credit evaluations of its customers and maintains allowances for potentially uncollectible accounts. Although the Company is directly impacted by economic conditions in the telecommunications, technology, transportation, healthcare, financial services and government services industries, management does not believe significant credit risk exists at December 31, 1998.

(3)      PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31, 1997 and 1998 (in thousands):

                                     1997         1998
                                  ---------    ---------
Computer equipment and software   $  34,213    $  55,547
Telephone equipment                   6,530        7,773
Furniture and fixtures               17,014       23,350
Leasehold improvements               17,456       29,280
Other                                   337           28
                                  ---------    ---------
                                     75,550      115,978
Less accumulated depreciation       (21,812)     (38,432)
                                  ---------    ---------
                                  $  53,738    $  77,546
                                  ---------    ---------
                                  ---------    ---------


         Included in the cost of property and equipment is the following equipment obtained through capitalized leases as of December 31, 1997 and 1998 (in thousands):

                                     1997         1998
                                  ---------    ---------
Computer equipment and software   $ 15,545    $ 16,928
Telephone equipment                  1,078       1,906
Furniture and fixtures               7,471       8,071
                                  --------     -------
                                    24,094      26,905
Less accumulated depreciation       (9,060)    (14,160)
                                  --------     -------
                                  $ 15,034    $ 12,745
                                  --------     -------
                                  --------     -------


         Depreciation expense was $5.4 million, $10.3 million and $18.3 million for the years ended December 31, 1996, 1997, and 1998, respectively. Depreciation expense related to leased equipment under capital leases was $3.2 million, $4.7 million and $5.1 million for the years ended December 31, 1996, 1997, and 1998, respectively.

(4)      CAPITAL LEASE OBLIGATIONS

         The Company has financed property and equipment under non-cancelable capital lease obligations. Accordingly, the fair value of the equipment has been capitalized and the related obligation recorded. The average implicit interest rate on these leases was 8.3% at December 31, 1998. Interest is charged to expense at a level rate applied to declining principal over the period of the obligation.

         The future minimum lease payments under capitalized lease obligations as of December 31, 1998, are as follows (in thousands):

Year Ended December 31,
     1999                                        $ 7,452
     2000                                          3,479
     2001                                            921
     2002                                            388
     2003                                            146
                                                 -------
                                                  12,386
     Less amount representing interest            (2,474)
                                                 -------
                                                   9,912
     Less current portion                         (5,704)
                                                 -------
                                                  $4,208
                                                 -------


         Interest expense on the outstanding obligations under such leases was $892,000, $1,106,000 and $1,015,000 for the years ended December 31,
1996, 1997, and 1998, respectively.

(5)      LONG-TERM DEBT

         As of December 31, 1997 and 1998, long-term debt consisted of the following notes (in thousands):

                                                                                      1997       1998
                                                                                    -------    -------
Note payable, interest at 8% per annum, principal and interest payable monthly,
   maturing May 2000                                                                $    95    $    58
Note payable, interest at 5% per annum, principal and interest payable quarterly,
   maturing December 1999                                                               422        222
Note payable, interest at 8% per annum, principal and interest payable quarterly,
   maturing March 2001                                                                   --      1,673
Note payable, interest at 7% per annum, principal and interest payable quarterly,
   maturing December 1999                                                                --        449
Note payable, interest at 5% per annum, principal and interest payable quarterly,
   maturing January 2000                                                                174         89
Note payable, interest at 8.78% per annum, principal and interest payable
   quarterly, maturing December 2002                                                     97         80
Note payable, interest at 4% per annum, principal and interest payable monthly,
   maturing December 2004                                                                --        375
Note payable, interest at 8% per annum, principal and interest payable monthly,
   maturing January 2001                                                                 --      1,448
Other notes payable                                                                      26         36
                                                                                    -------    -------
                                                                                        814      4,430
   Less current portion                                                                (355)    (2,285)
                                                                                    -------    -------
                                                                                    $   459    $ 2,145
                                                                                    -------    -------


Annual maturities of the long-term debt described on page 47 are as follows (in thousands):

Year Ended December 31,
     1999                      $2,285
     2000                       1,594
     2001                         337
     2002                          79
     2003                          66
     Thereafter                    69
                               ------
                               $4,430
                               ------


(6)     REVOLVING LINE OF CREDIT

        In November 1998, the Company entered into a three-year unsecured revolving line of credit agreement with a syndicate of five commercial banks under which it may borrow up to $50 million. Interest is payable at various interest rates. The borrowings can be made at (a) the bank's base rate or (b) the bank's offshore rate (approximating LIBOR) plus a margin ranging from 50 to 150 basis points depending upon the Company's leverage. In addition, the Company, at its option, can elect to secure up to $25 million of the line with existing cash investments. Advances under the secured portion will be made at a margin of 22.5 basis points. At December 31, 1998, there were no amounts outstanding under this facility. The Company is required to comply with certain minimum financial ratios under covenants in connection with the agreement described above. As of December 31, 1998, the Company was in compliance with all covenants under the agreement.

        The Company's Canadian subsidiary has available an operating loan of CDN$2.0 million, which is due on demand and bears interest at the bank's prime rate, which was 6.75% and 6.5% at December 31, 1998 and 1997, respectively. The operating loan is collateralized by a general security agreement, a partial assignment of accounts receivable insurance in the amount of CDN$500,000, a partial assignment of life insurance on the former majority shareholder in the amount of CDN$400,000 and an assignment of fire insurance. As of December 31, 1997 and 1998, there was $1,094,000 and $778,000, respectively, outstanding under this operating loan.

(7)     INCOME TAXES

        The components of income before income taxes are as follows (in thousands):

                      1996         1997          1998
                    -------      -------       -------
Domestic            $22,163      $31,325       $23,518
Foreign               1,474        4,132         8,379
                    -------      -------       -------
Total               $23,637      $35,457       $31,897
                    -------      -------       -------
                    -------      -------       -------


        The components of the provision for income taxes are as follows (in thousands):

                          1996        1997        1998
                       --------    --------    ---------
Current provision:
         Federal       $ 7,653     $11,116     $ 8,297
         State           1,784       2,490       1,865
         Foreign           921       1,686       3,768
                       --------    --------    ---------
                        10,358      15,292      13,930
                       --------    --------    ---------
Deferred provision:
         Federal          (474)     (1,036)       (834)
         State            (111)       (190)       (195)
         Foreign            --          57        (206)
                       --------    --------    ---------
                          (585)     (1,169)     (1,235)
                       --------    --------    ---------
                       $ 9,773     $14,123     $12,695
                       --------    --------    ---------


        The following reconciles the Company's effective tax rate to the federal statutory rate for the years ended December 31, 1996, 1997, and 1998 (in thousands):

                                                  1996       1997        1998
                                                --------   --------    ---------
Income tax expense per federal statutory rate   $  8,273   $ 12,410    $ 11,152
State income taxes, net of federal deduction       1,144      1,491       1,100
Permanent differences                                150       (100)       (315)
Foreign income taxed at higher rate                  206        322         758
                                                --------   --------    ---------
                                                $  9,773   $ 14,123    $ 12,695
                                                --------   --------    ---------


        The Company's deferred income tax assets and liabilities are summarized as follows (in thousands):

                                       1997       1998
                                     --------   --------
Deferred tax assets:
   Allowance for doubtful accounts   $   876    $ 1,024
   Vacation accrual                    1,062      1,202
   Compensation                          358        954
   Insurance reserves                    475        644
   Other                                 131         31
                                     --------   --------
                                       2,902      3,855
Deferred tax liabilities:
   Excess depreciation for tax        (1,217)      (835)
                                     --------   --------
Net deferred income tax asset        $ 1,685    $ 3,020
                                     --------   --------


        A valuation allowance has not been recorded as the Company expects that all deferred tax assets will be realized in the future.

(8)     COMMITMENTS AND CONTINGENCIES

        LEASES. The Company has various operating leases for equipment, customer interaction centers and office space. Lease expense under operating leases was approximately $4,327,000, $8,163,000 and $12,336,000 for the years ended December 31, 1996, 1997, and 1998, respectively.

        The future minimum rental payments required under non-cancelable operating leases as of December 31, 1998, are as follows (in thousands):

Year ended December 31,
       1999                 $ 11,128
       2000                    8,989
       2001                    7,947
       2002                    6,062
       2003                    5,357
       Thereafter             25,841
                            --------
                            $ 65,324
                            --------
                            --------

        LEGAL PROCEEDINGS. In November 1996, the Company received notice that CompuServe Incorporated ("CompuServe") was withdrawing its WOW! Internet service from the marketplace and that effective January 31, 1997, it would terminate all the programs provided to CompuServe by the Company. Pursuant to the terms of its agreement with the Company, CompuServe was entitled to terminate the agreement for reasonable business purposes upon 120 days advance notice and by payment of a termination fee calculated in accordance with the agreement. In December 1996, the Company filed suit against CompuServe to enforce these termination provisions and collect the termination fee. CompuServe filed a counterclaim in December 1996 alleging that the Company breached other provisions of this agreement and seeking unspecified monetary damages. In March 1997, CompuServe asserted a right to offset, against the amount that may be awarded to CompuServe on its counterclaim, if any, certain accounts receivable it owes to the Company for services rendered. These accounts receivable total $4.3 million as of December 31, 1997 and 1998.

        In mid-1997, CompuServe announced it had agreed to sell its worldwide on-line services business to America Online, Inc. and its network services business to a wholly owned subsidiary of WorldCom, Inc. The Company and CompuServe agreed to delay proceedings pending the sale, which was completed in January 1998. In December 1997, proceedings related to the lawsuit were recommenced and then stayed again pending settlement negotiations. The Company has been in negotiation with America Online, Inc. and WorldCom, Inc. to resolve these matters and the Company believes that this will be settled without a material adverse effect on the Company's financial condition or results of operations, although the ultimate outcome is still uncertain. Because it is uncertain when this matter will be concluded, the Company has reclassified the $4.3 million receivable as a long-term asset in the accompanying balance sheets.

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

        In November 1996, the Company completed a secondary offering of 600,000 shares of common stock at a price of $31.00 per share. Selling shareholders sold an additional 4.0 million shares of common stock in connection with the secondary offering of which 155,600 shares were sold upon the exercise of stock options.

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

(11)    MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

        In January 1995, the Company issued 1.86 million shares of convertible Preferred Stock at $6.45 per share for gross proceeds of $12.0 million. The 1.86 million shares of Preferred Stock initially were convertible into 9.3 million shares of common stock. In connection with and immediately prior to the Company's initial public offering in July 1996, all
1.86 million outstanding shares of Preferred Stock together with all accrued dividends thereon were converted into 9.3 million shares of common stock.

(12)    STOCK COMPENSATION PLANS

        The Company adopted a stock option plan during 1995 and amended and restated the plan in January 1996 for directors, officers, employees, consultants and independent contractors. The plan reserves 7.0 million shares of common stock and permits the award of incentive stock options, non-qualified options, stock appreciation rights and restricted stock. Outstanding options vest over a three- to five-year period and are exercisable for 10 years from the date of grant.

        In January 1996, the Company adopted a stock option plan for non-employee directors (the "Director Plan"), covering 750,000 shares of common stock. All options are to be granted at fair market value at the date of grant. Options vest as of the date of the option and are not exercisable until six months after the option date. Options granted are exercisable for 10 years from the date of grant unless a participant is terminated for cause or one year after a participant's death. The Director Plan had options to purchase 418,750 and 337,500 shares outstanding at December 31, 1998 and 1997, respectively.

        In July 1996, the Company adopted an employee stock purchase plan (the "ESPP"). Pursuant to the ESPP, an aggregate of 200,000 shares of common stock of the Company will be sold in periodic offerings to eligible employees of the Company. The price per share purchased in any offering period is equal to the lesser of 90% of the fair market value of the common stock on the first day of the offering period or on the purchase date. The offering periods have a term of six months. Contributions to the plan for the years ended December 31, 1996, 1997, and 1998, were $166,000, $419,000 and
$334,000, respectively.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 (SFAS 123)

        The FASB's SFAS 123, "Accounting for Stock Based Compensation," defines a fair value based method of accounting for an employee stock option, employee stock purchase plan or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by the Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS 123 has been applied.

        The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted using the Black-Scholes option pricing model as prescribed by SFAS 123 and the following weighted average assumptions used for grants:

                                          1996         1997         1998
                                          ----         ----         ----
Risk-free interest rate                     6.3%         5.4%         5.2%
Expected dividend yield                       0%           0%           0%
Expected lives                         4.1 years    3.2 years    6.0 years
Expected volatility                          59%          70%          70%


        The pro forma compensation expense was computed to be the following approximate amounts:

Year ended December 31, 1996           $3,922,000
Year ended December 31, 1997           $4,121,000
Year ended December 31, 1998           $8,652,000


        If the Company had accounted for these plans in accordance with SFAS 123, the Company's net income and pro forma net income per share would have been reported as follows:

NET INCOME (IN THOUSANDS)

                           1996           1997          1998
                           ----           ----          ----
As reported              $13,864        $21,334       $19,202
Pro forma                $11,491        $18,820       $14,010


PRO FORMA NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

                        1996      1997      1998
                        ----      ----      ----
As reported:
    Basic               $.25      $.37      $.32
    Diluted             $.24      $.35      $.31
Pro forma:
    Basic               $.21      $.32      $.23
    Diluted             $.20      $.31      $.23


        A summary of the status of the Company's two stock option plans for the three years ended December 31, 1998, together with changes during each of the years then ended, is presented in the following table:

                                                         WEIGHTED
                                                       AVERAGE PRICE
                                          SHARES        PER SHARE
                                       ----------       ------
Outstanding, December 31, 1995          2,355,000       $ 1.90
Grants                                  2,929,405         8.78
Exercises                                (165,600)        1.51
Forfeitures                               (79,115)        9.36
                                       ----------       ------
Outstanding, December 31, 1996          5,039,690         5.79
                                       ----------       ------

Grants                                    880,500        17.79
Exercises                                (470,272)        4.08
Forfeitures                              (519,600)        9.95
                                       ----------       ------
Outstanding, December 31, 1997          4,930,318         7.61
                                       ----------       ------

Grants                                  3,163,074        12.03
Exercises                                (249,440)        4.03
Forfeitures                            (1,563,802)       13.73
                                       ----------       ------
Outstanding, December 31, 1998          6,280,150         8.54
                                       ----------       ------

Options exercisable at year-end:
    1996                                  990,234       $ 3.32
                                       ----------       ------
    1997                                1,498,425       $ 4.90
                                       ----------       ------
    1998                                2,076,578       $ 5.62
                                       ----------       ------

Weighted average fair value of
options granted during the year:
    1996                                                $ 4.25
                                                        ------
    1997                                                $ 7.68
                                                        ------
    1998                                                $ 8.14
                                                        ------


        The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives at December 31, 1998:

                                                      WEIGHTED
                                    WEIGHTED         AVERAGE
       EXERCISE     NUMBER OF       AVERAGE        CONTRACTUAL
    PRICE RANGE      SHARES      EXERCISE PRICE       LIFE
  --------------   ----------  ----------------  ---------------
  $1.29 - $1.30       941,100      $  1.29                7
  $2.00 - $5.00     1,171,696      $  3.52                7
  $7.25 - $8.00       919,765      $  7.95                8
  $8.75 - $11.50      975,994      $  9.79                9
 $11.87 - $12.63    1,053,750      $ 12.32               10
 $12.69 - $14.50    1,062,845      $ 14.06                9
 $18.00 - $27.13      155,000      $ 22.62                8


(13)    FAIR VALUE OF FINANCIAL INSTRUMENTS

        Fair values of cash equivalents and other current accounts receivable and payable approximate the carrying amounts due to their short-term nature. Short-term investments include primarily U.S. government Treasury bills, investments in commercial paper, short-term corporate bonds and other short-term corporate obligations. These investments are classified as held to maturity securities and are measured at amortized cost. The carrying values of these investments approximate their fair values.

        Debt and long-term receivables carried on the Company's consolidated balance sheet at December 31, 1997 and 1998, respectively, have a carrying value that is not significantly different than its estimated fair value. The fair value is based on discounting future cash flows using current interest rates adjusted for risk. The fair value of the short-term debt approximates its recorded value due to its short-term nature.

(14)    RELATED PARTY TRANSACTIONS

        The Company has entered into agreements pursuant to which Avion, LLC, a Colorado limited liability company, and AirMax LLC, a related Colorado limited liability company, provide certain aviation flight services to and as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, chairman and chief executive officer of the Company, is the owner, directly or indirectly, of Avion, LLC and AirMax LLC. During 1998, the Company paid an aggregate of $480,000 to Avion, LLC and AirMax LLC for services they provided to the Company.

        During 1998 the Company entered into an employment agreement with Morton H. Meyerson, a director of the Company, pursuant to which Mr. Meyerson has agreed to render certain advisory and consulting services to the Company. As compensation for such services, the Company has granted to Mr. Meyerson an option with an exercise price of $9.50 per share. The option vests over five years and is subject to accelerated vesting if and to the extent that the closing sales price of the common stock during the term equals or exceeds certain levels. Under the terms of the option, the exercise price is required to be paid by delivery of TeleTech shares to the Company and provides that Mr. Meyerson will receive no more than 200,000 shares of common stock, net of the shares received by the Company for exercise consideration.

        The Company utilizes the services of EGI Risk Services, Inc. for reviewing, obtaining and/or renewing various insurance policies. EGI Risk Services, Inc. is a wholly owned subsidiary of The Equity Group Investments, Inc., of which Samuel Zell, a former director of the Company, is chairman of the board. During the years ended December 31, 1996, 1997, and 1998, the Company incurred $448,000, $1,166,000 and $2,288,000, respectively, for such services.

        During 1996, 1997 and 1998, the Company paid $115,000, $4,000 and
$8,500, respectively, to various subsidiaries of Jacor Communications, Inc. for broadcasting radio advertisements regarding employment opportunities at the Company. Rod Dammeyer, a director of the Company, is a director of Jacor Communications, Inc.

        The Company provided reservation call handling services to Midway Airlines Corporation ("Midway"), a majority-owned subsidiary of Zell/Chilmark Fund, L.P. Samuel Zell, a former director of the Company, is an affiliate of Zell/Chilmark Fund, L.P., and Rod Dammeyer, a director of the Company and a member of the Audit Committee of the board of directors, is the managing director of Zell/Chilmark Fund, L.P. During the years ended December 31, 1996 and 1997, the Company charged Midway an aggregate of $2,324,000 and $841,000, respectively, for services rendered by the Company. Services to Midway were discontinued in 1997.

        In May 1996, the board of directors approved the payment of fees to The Equity Group Investments, Inc., an affiliate of Samuel Zell, a former director of the Company, for advice and assistance in consummating the following transactions:

Access 24 purchase..........................................      $ 300,000
The Company's initial public offering of stock..............        500,000
Sale of Access 24 Limited stock to PPP (Note 16)............        200,000
                                                                 ----------
                                                                 $1,000,000
                                                                 ----------


        Fees associated with the Access 24 purchase were allocated to the purchase price. Fees associated with the initial public offering of common stock were netted against the offering proceeds received by the Company. Fees associated with the sale of stock to PPP were netted against the proceeds from this sale.

(15)    CONTRACT ACQUISITION COSTS

        In September 1998, the Company paid $10.9 million to obtain a long-term contract with a significant client in the telecommunications industry. This amount is recorded as contract acquisition cost in the accompanying balance sheet and will be amortized over the six-year term of the contract commencing with the opening of the first customer interaction center in the first quarter of 1999.

(16)    ACQUISITIONS

        On February 17, 1998, the Company acquired the assets of Intellisystems, Inc. ("Intellisystems") for $2.0 million in cash and 344,487 shares of common stock, which included 98,810 shares of treasury stock. Intellisystems is a leading developer of patented automated product support systems. Intellisystems' products can electronically resolve a significant percentage of calls coming into customer interaction centers through telephone, Internet or fax-on-demand. The acquisition has been accounted for as a purchase.

        On June 8, 1998, and June 17, 1998, the Company consummated business combinations with Digital Creators, Inc. ("Digital"), which included the issuance of 1,069,000 shares of Company common stock, and Electronic Direct Marketing, Ltd. ("EDM"), which included the obligation to issue 1,783,444 shares of Company common stock. These business combinations were accounted for as poolings of interests and, accordingly, the historical financial statements of the Company have been restated to include the financial statements of Digital and EDM for all periods presented.

        The consolidated balance sheet of the Company as of December 31, 1997, includes the balance sheet of EDM for the fiscal year ended February 28, 1998. Accordingly, the Company's retained earnings have been adjusted during the quarter ended March 31, 1998, for the effect of utilizing different fiscal year-ends for this period. During 1998, the fiscal year-end of EDM has been changed from February to December to conform to the Company's year-end.

        The consolidated financial statements have been prepared to give retroactive effect to the business combinations with Digital and EDM.

        The table below sets forth the results of operations of the previously separate enterprises for the period prior to the consummation of the June 1998 business combinations during the periods ended December 31, 1998 and 1997 (in thousands):

                         TELETECH     DIGITAL        EDM       ADJUSTMENTS     COMBINED
                         --------     -------        ---       -----------     --------
1998:
Revenues                $ 136,244     $ 2,038     $ 10,258       $ (1,171)     $ 147,369
Net income                  6,972         136          654             --          7,762

1997
Revenues                $ 263,477     $ 2,521     $ 14,497       $ (1,438)     $ 279,057
Net income                 20,273         276          785             --         21,334


        On August 26, 1998, the Company consummated a business combination with Outsource Informatica Ltda. ("Outsource"), a leading Brazilian customer management provider, which included the issuance of 606,343 shares of Company common stock. This business combination was accounted for as a pooling of interests. The operations of Outsource prior to the acquisition are immaterial to all periods presented.

        On December 31, 1998, the Company acquired 100% of the common stock of Cygnus Computer Associates Ltd. ("Cygnus") for approximately $660,000 in cash and 324,744 shares of common stock in the Company. Cygnus is a Canadian provider of systems integration and call center solutions. The transaction has been accounted for as a purchase and goodwill will be amortized using the straight-line method over 10 years. The Company has also agreed to pay contingent consideration of up to CDN$4.8 million if Cygnus achieves certain levels of operating income in 1999 and 2000. Due to the uncertainty surrounding the achievement of these targets, none of the contingent consideration has been reflected as a liability in the accompanying financial statements. The operations of Cygnus for all periods prior to the acquisition are immaterial to the results of the Company and, accordingly, no pro forma financial information has been presented.

        In May 1997, the Company acquired 100% of the common stock of Telemercadeo Integral, S.A. ("TMI") for total consideration of $4.2 million, consisting of 100,000 shares of the Company's common stock and cash of $2.4 million. TMI is a customer management provider in Mexico. The acquisition was accounted for using the purchase method. The excess of cost of the acquisition over the underlying net assets of $4.4 million is being amortized using the straight-line method over 25 years.

        On January 1, 1996, the Company acquired 100% of the common stock of Access 24 Services Corporation Pty Limited (with its subsidiaries, "Access 24") for total consideration of $7.6 million, consisting of cash of $2.3 million; 970,240 shares of common stock in the Company; and expenses related to the acquisition. Access 24 provides inbound, toll-free customer service primarily to the healthcare and financial services sector in Australia, the United Kingdom and New Zealand.

         On April 30, 1996, the Company completed the sale of 50% of the common stock of Access 24 Limited ("Access 24 UK") to PPP Health Care Group plc ("PPP") for $3.8 million in cash. Access 24 UK was the United Kingdom subsidiary of Access 24, acquired by the Company as part of the Access 24 acquisition, which operates a customer interaction center in Reigate, England. In addition, PPP also purchased 1.0 million preferred shares of Access 24 UK for consideration of $1.5 million. The preferred shares have a par value of 1 British pound per share and dividends are cumulative at the rate of 7% per annum. A portion of the proceeds from the sale of the Preferred Stock was used to repay outstanding advances from Access 24.

        The acquisition of Access 24 has been accounted for using the purchase method. The proceeds from the sale of 50% of the stock of Access 24 UK in excess of the proportionate share of the carrying amounts of the Access 24 UK assets and liabilities have been reflected as a reduction of the goodwill arising from the Access 24 acquisition. The Company's remaining 50% interest in Access 24 UK was accounted for using the equity method of accounting. The excess of the cost of the investment over the underlying net assets of Access 24 UK was amortized using the straight-line method over 15 years.

(17)    SALE OF JOINT VENTURE

        On September 21, 1998, the Company sold its 50% interest in Access 24 UK to Priplan Investments, Ltd. for cash consideration of approximately $1.0 million. The Company incurred $129,000 in costs relating to the disposal of this joint venture in the third quarter 1998.

(18)    QUARTERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS, EXCEPT PER
SHARE DATA)

                                        FIRST      SECOND       THIRD      FOURTH
                                       QUARTER     QUARTER     QUARTER     QUARTER
                                       -------     -------     -------     --------
YEAR ENDED DECEMBER 31, 1998:
Revenues                               $80,244     $88,099     $92,366     $108,336
Income from operations                   7,126       7,646       8,138        8,828
Net income                               4,552       4,464       4,715        5,471
Net income per common share:
  Basic                                    .08         .07         .08          .09
                                       -------     -------     -------     --------
                                       -------     -------     -------     --------
  Diluted                                  .07         .07         .08          .09
                                       -------     -------     -------     --------
                                       -------     -------     -------     --------
                                        FIRST      SECOND       THIRD      FOURTH
                                       QUARTER     QUARTER     QUARTER     QUARTER
                                       -------     -------     -------     -------
YEAR ENDED DECEMBER 31, 1997:
Revenues                               $61,258     $67,648     $70,374     $79,777
Income from operations                   8,564      10,244       6,773       7,566
Net income                               5,352       6,497       4,544       4,941
Net income per common share:
  Basic                                    .09         .11         .08         .09
                                       -------     -------     -------     --------
                                       -------     -------     -------     --------
  Diluted                                  .09         .11         .07         .08
                                       -------     -------     -------     --------
                                       -------     -------     -------     --------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To TeleTech Holdings, Inc.:

        We have audited in accordance with generally accepted auditing standards the financial statements of TeleTech Holdings, Inc. for each of the three years in the period ended December 31, 1998, included in this Form 10-K and have issued our report thereon dated February 8, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II following this report is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP


Denver, Colorado
February 8, 1999.

                                                                SCHEDULE II

                     TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
                              (AMOUNTS IN THOUSANDS)

                                                                                                  DEDUCTIONS
                                    BALANCE AT BEGINNING   ADDITIONS CHARGED   CHARGED TO OTHER      FROM        BALANCE AT END
                                         OF PERIOD            TO INCOME            ACCOUNTS       RESERVES (a)      OF PERIOD
                                    --------------------   -----------------   ----------------   ------------   --------------
Allowance for doubtful accounts:

Year ended December 31, 1996              $   789               $   771              $ --             $  (98)         $ 1,462
                                          -------               -------              ----             -------         -------
                                          -------               -------              ----             -------         -------
Year ended December 31, 1997              $ 1,462               $ 1,018              $ --             $ (153)         $ 2,327
                                          -------               -------              ----             -------         -------
                                          -------               -------              ----             -------         -------
Year ended December 31, 1998              $ 2,327               $ 1,060              $ --             $ (487)         $ 2,900
                                          -------               -------              ----             -------         -------
                                          -------               -------              ----             -------         -------


-------------------

(a)   Uncollectible accounts written off.