Form 10-Q
period 1999-03-31
TELETECH HOLDINGS INC
filed 1999-05-13
CIK 1013880

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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

          YES  X                                       NO
             ----                                        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at
         Class of Common Stock                                April 30, 1999
Common Stock, par value $.01 per share                          61,056,760

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                                              PAGE
                                                                                             NUMBER

PART  I.    FINANCIAL  INFORMATION
----------------------------------
Item     1.    Financial  Statements  (Unaudited)

         Condensed consolidated balance sheets--December 31, 1998 and March 31, 1999             3

         Condensed consolidated statements of income--Three months ended March 31,
         1999 and 1998                                                                           5

         Condensed consolidated statements of cash flows--Three months ended
         March 31, 1999 and 1998                                                                 6

         Notes to condensed consolidated financial statements--March 31, 1999                    7

Item     2.   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                          10

Item     3.   Quantitative and Qualitative Disclosures about Market Risk                        13


PART  II .   OTHER  INFORMATION
-------------------------------

Item     1.   Legal Proceedings                                                                 14

Item     6.   Exhibits and Reports on Form 8-K                                                  14

SIGNATURES                                                                                      15
----------


Item 1.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                 DECEMBER 31,    MARCH 31,
                                    ASSETS                                          1998            1999
                                    ------                                       ------------   ------------
                                                                                                 (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                     $   8,796        $ 13,747
   Short-term investments                                                           37,082          36,230
   Accounts receivable, net of allowance for doubtful
      accounts of $2,900 and $3,167, respectively                                   68,830          75,423
   Prepaids and other assets                                                         2,811           3,479
   Deferred tax asset                                                                3,855           3,621
                                                                                 ---------        --------
      Total current assets                                                         121,374         132,500
                                                                                 ---------        --------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $38,432 and
   $43,790, respectively                                                            77,546          86,233
                                                                                 ---------        --------

OTHER ASSETS:
   Long-term accounts receivable                                                     4,274           6,575
   Goodwill, net of amortization of $1,599 and $1,923, respectively                 15,022          20,010
   Contract acquisition cost, net of amortization of zero and $251,
      respectively                                                                  10,900          10,649
   Other assets                                                                      1,794           1,973
                                                                                 ---------        --------
      Total assets                                                                $230,910        $257,940
                                                                                 ---------        --------

        The accompanying notes are an integral part of these consolidated balance sheets.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                               DECEMBER 31,    MARCH 31,
         LIABILITIES AND STOCKHOLDERS' EQUITY                                      1998          1999
         ------------------------------------                                  ------------   -----------
                                                                                              (Unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt                                             $  7,989       $ 12,833
    Bank overdraft                                                                     778            434
    Accounts payable                                                                11,814          9,166
    Accrued employee compensation                                                   18,134         20,400
    Accrued income taxes                                                             4,191          2,341
    Other accrued expenses                                                          11,520         11,586
    Customer advances, deposits and deferred income                                  3,803          2,933
                                                                               ------------   -----------
      Total current liabilities                                                     58,229         59,693

DEFERRED TAX LIABILITIES                                                               835          1,037

LONG-TERM DEBT, net of current portion:
    Capital lease obligations                                                        4,208          3,845
    Line of credit                                                                      --         20,000
    Other debt                                                                       2,145          1,148
                                                                               ------------   -----------
      Total liabilities                                                             65,417         85,723
                                                                               ------------   -----------

STOCKHOLDERS' EQUITY:
   Common stock; $.01 par value; 150,000,000 shares
      authorized; 60,769,724 and 61,056,760 shares, respectively,
      issued and outstanding                                                           606            609
   Additional paid-in capital                                                      111,080        112,872
   Accumulated other comprehensive income                                           (1,610)        (1,492)
   Retained earnings                                                                55,417         60,228
                                                                               ------------   -----------
      Total stockholders' equity                                                   165,493        172,217
                                                                               ------------   -----------
      Total liabilities and stockholders' equity                                  $230,910       $257,940
                                                                               ------------   -----------
                                                                               ------------   -----------

        The accompanying notes are an integral part of these consolidated balance sheets.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                           ---------------------
                                                                             1998         1999
                                                                           ----------  ---------
REVENUES                                                                     $80,244    $110,638
                                                                           ----------  ---------
OPERATING EXPENSES:
   Costs of services                                                          51,856      74,368
   Selling, general and administrative
      Expenses                                                                21,262      28,404
                                                                           ----------  ---------
      Total operating expenses                                                73,118     102,772
                                                                           ----------  ---------
INCOME FROM OPERATIONS                                                         7,126       7,866

OTHER INCOME (EXPENSE):
   Interest expense                                                             (302)       (416)
   Interest income                                                               889         554
   Equity in income of affiliate                                                  14          --
   Other                                                                         (94)         65
                                                                           ----------  ---------
                                                                                 507         203
                                                                           ----------  ---------
INCOME BEFORE INCOME TAXES                                                     7,633       8,069

   Provision for income taxes                                                  3,081       3,258
                                                                           ----------  ---------
NET INCOME                                                                   $ 4,552    $  4,811
                                                                           ----------  ---------
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                                      59,423      60,770
                                                                           ----------  ---------
   Diluted                                                                    61,666      62,450
                                                                           ----------  ---------

NET INCOME PER SHARE
   Basic                                                                     $   .08    $    .08
                                                                           ----------  ---------
   Diluted                                                                   $   .07    $    .08
                                                                           ----------  ---------

        The accompanying notes are an integral part of these consolidated balance sheets.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                           ---------------------
                                                                              1998        1999
                                                                           ----------  ---------
   CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                             $ 4,552     $ 4,811
      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                         3,858       6,307
         Allowance for doubtful accounts                                         155         192
         Deferred income taxes                                                    (4)        235
         Equity in income of affiliate                                           (14)         --
         Deferred compensation expense                                            32          --
         Changes in assets and liabilities:
           Accounts receivable                                                (2,855)     (5,783)
           Prepaids and other assets                                             217      (2,246)
           Accounts payable and accrued expenses                               4,434      (2,309)
           Customer advances, deposits and deferred income                      (429)     (1,254)
                                                                           ----------  ---------
           Net cash provided by (used in) operating activities                 9,946         (47)
                                                                           ----------  ---------
   CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                      (9,533)    (13,440)
      Purchase of Intellisystems                                              (2,000)         --
      Purchase of Pamet River, net of $339 cash acquired                          --      (1,462)
      Purchase of Smart Call                                                      --      (2,650)
      Changes in accounts payable and accrued liabilities related to
         investing activities                                                   (781)        (55)
      Decrease in short-term investments                                       2,646         852
                                                                           ----------  ---------
           Net cash used in investing activities                              (9,668)    (16,755)
                                                                           ----------  ---------
   CASH FLOWS FROM FINANCING ACTIVITIES:
      Net decrease in bank overdraft                                         $(1,094)    $  (344)
      Net increase in short-term borrowings                                    2,191      25,000
      Payments on long-term debt and capital leases                           (1,365)     (2,001)
      Proceeds from exercise of stock options                                    413          41
                                                                           ----------  ---------
           Net cash provided by financing activities                             145      22,696
                                                                           ----------  ---------
      Effect of exchange rate changes on cash                                    133        (943)
                                                                           ----------  ---------
   NET INCREASE IN CASH AND CASH EQUIVALENTS                                     556       4,951
   CASH AND CASH EQUIVALENTS, beginning of period                              7,338       8,796
                                                                           ----------  ---------
   CASH AND CASH EQUIVALENTS, end of period                                  $ 7,894     $13,747
                                                                           ----------  ---------
                                                                           ----------  ---------

        The accompanying notes are an integral part of these consolidated balance sheets.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE (1)--BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of TeleTech Holdings, Inc. and subsidiaries as of March 31, 1999 and 1998 and for the periods then ended. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

     The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

NOTE (2)--SEGMENT INFORMATION AND CUSTOMER CONCENTRATIONS

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

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                ---------------------
(in thousands)                                     1998        1999
                                                ----------  ---------
REVENUES:
Outsourced                                       $ 43,930    $ 62,914
Facilities Management                              17,328      23,666
International Outsourced                           17,349      18,137
Corporate Activities                                1,637       5,921
                                                ----------  ---------
      Total                                      $ 80,244    $110,638
                                                ----------  ---------
                                                ----------  ---------

OPERATING INCOME (LOSS):
Outsourced                                       $  8,772    $ 12,329
Facilities Management                               2,099       3,072
International Outsourced                            1,284         601
Corporate Activities                               (5,029)     (8,136)
                                                ----------  ---------
      Total                                      $  7,126    $  7,866
                                                ----------  ---------
                                                ----------  ---------

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1999 - CONTINUED

                                                      BALANCE AS OF
                                                      -------------
                                              DECEMBER 31        MARCH 31,
(in thousands)                                   1998               1999
                                              -----------        ---------
ASSETS:
Outsourced Assets                              $101,105           $114,944
Facilities Management Assets                     18,121             20,229
International Outsourced Assets                  50,764             54,727
Corporate Activities Assets                      45,898             68,040
                                              -----------        ---------
      Total                                    $230,910           $257,940
                                              -----------        ---------
                                              -----------        ---------
GOODWILL:
International Outsourced Goodwill, Net         $  6,803           $  9,106
Corporate Activities Goodwill, Net                8,219             10,904
                                              -----------        ---------
      Total                                    $ 15,022           $ 20,010
                                              -----------        ---------
                                              -----------        ---------

     The following geographic data include revenues based on the location the services are provided (in thousands).

                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                                       ---------
                                                 1998               1999
                                              -----------        ---------
REVENUES:
United States                                  $  62,545          $ 87,592
Australia                                          9,190            10,719
Canada                                             6,254             8,920
Rest of world                                      2,255             3,407
                                              -----------        ---------
      Total                                    $  80,244          $110,638
                                              -----------        ---------
                                              -----------        ---------

NOTE (3)--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES (IN THOUSANDS):

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                  1998           1999
                                                              ------------   -------------
     Cash paid for interest                                    $    301      $    416
     Cash paid for income taxes                                $    375      $  5,108

     Noncash investing and financing activities:
         Stock issued in purchase of Intellisystems            $  3,389      $     --
         Stock issued in purchase of Pamet River, Inc.         $     --      $  1,753

NOTE (4)--ACQUISITIONS

     On March 18, 1999, the Company acquired 100% of the common stock of Pamet River, Inc. ("Pamet") for approximately $1,821,000 in cash and 285,711 shares of common stock in the Company. Pamet is a global marketing company offering end-to-end marketing solutions by leveraging Internet and database technologies. The transaction has been accounted for as a purchase and goodwill will be amortized using the straight-line

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1999 - CONTINUED

method over 20 years. The operations of Pamet for all periods prior to the acquisition are immaterial to the results of the Company and, accordingly, no pro forma financial information has been presented.

     On March 31, 1999, the Company acquired 100% of the common stock of Smart Call S.A. ("Smart Call") for approximately $2,350,000 in cash including costs related to the acquisition. Smart Call is based in Buenos Aires, Argentina and provides a wide range of customer management solutions to Latin American and multinational companies. The transaction has been accounted for as a purchase and goodwill will be amortized using the straight-line method over 20 years. The operations of Smart Call for all periods prior to the acquisition are immaterial to the results of the Company and, accordingly, no pro forma financial information has been presented.

     As a part of the Smart Call acquisition, the Company paid $300,000, including costs associated with the transaction, for the option to acquire Connect S.A. ("Connect"), a sister company with additional customer service and systems integration capabilities. The option has been accounted for as an other asset. TeleTech may be required to purchase Connect for $4.3 million to $4.8 million in total consideration if Connect achieves certain operating objectives.

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

     The Company's comprehensive income for the three months ended March 31, 1998 and 1999 was as follows (in thousands):

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                  1998            1999
                                                              ------------   -------------
Net income for the period                                      $   4,552       $  4,811
Change in cumulative translation adjustment                          278            118
                                                              ------------   -------------
Comprehensive income                                           $   4,830       $  4,929
                                                              ------------   -------------
                                                              ------------   -------------

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

INTRODUCTION

     Management's discussion and analysis of financial condition and results of operations in this Form 10-Q should be read in conjunction with the risk factors included in the Company's Form 10-K for the year ended December 31, 1998. Specifically, the Company has experienced, and in the future could experience, quarterly variations in revenues and earnings as a result of a variety of factors, many of which are outside the Company's control, including: the timing of new contracts; the timing of new product or service offerings or modifications in client strategies; the expiration or termination of existing contracts; the timing of increased expenses incurred to obtain and support new business; and the seasonal pattern of certain of the businesses serviced by the Company. In addition, the Company has concentrated its marketing efforts towards obtaining larger, more complex, strategic customer care programs. As a result, the time required to negotiate and execute an agreement with the client has increased. This may lead to short-term delays in the anticipated start-up of new client programs and in the Company achieving full capacity utilization.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1998

     Revenues increased $30.4 million or 38% to $110.6 million for the three months ended March 31, 1999 from $80.2 million for the three months ended March 31, 1998. The increase resulted primarily from $12.3 million in revenues from new clients and $25.4 million in increased revenue from existing clients. These increases were offset in part by contract expirations and other client reductions. Revenues for the three months ended March 31, 1999 include approximately $23.7 million from facilities management contracts as compared with $17.3 million for the three months ended March 31, 1998.

     Costs of services increased $22.5 million, or 43%, to $74.4 million for the three months ended March 31, 1999 from $51.9 million for the three months ended March 31, 1998. Costs of services as a percentage of revenues increased from 64.6% for the three months ended March 31, 1998 to 67.2% for the three months ended March 31, 1999. The increase in the costs of services as a percentage of revenues is a result of higher costs of services as a percentage of revenues associated with the Company's Latin American operations and unused capacity in several of the Company's domestic and foreign customer interaction centers. Operations in Latin America were negatively impacted by economic conditions.

     Selling, general and administrative expenses increased $7.1 million, or 34% to $28.4 million for the three months ended March 31, 1999 from $21.3 million for the three months ended March 31, 1998. Selling, general and administrative expenses as a percentage of revenues decreased from 26.5% for the three months ended March 31, 1998 to 25.7% for the three months ended March 31, 1999 primarily as a result of revenue increases in certain large client programs which have increased revenues without a proportionate increase in selling, general and administrative expenses. Expense reductions were offset by Y2K expenditures totaling approximately $500,000 during the first quarter 1999.

     As a result of the foregoing factors, income from operations increased $740,000 or 10%, to $7.9 million for the three months ended March 31, 1999 from $7.1 million for the three months ended March 31, 1998. Operating income as a percentage of revenues decreased from 8.9% for the three months ended March 31, 1998 to 7.1% for the three months ended March 31, 1999.

     Other income totaled $203,000 for the three months ended March 31, 1999 compared with $507,000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 -- CONTINUED

during the three months ended March 31, 1998. This is primarily related to decreased investment income of $335,000 resulting from the decrease in cash investments from $67.6 million at March 31, 1998 to $36.2 million at March 31, 1999.

     As a result of the foregoing factors, net income increased $259,000 or 5.7%, to $4.8 million for the three months ended March 31, 1999 from $4.6 million for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999 the Company had cash and cash equivalents of $13.7 million and short-term investments of $36.2 million. Cash used by operating activities was $47,000 for the three months ended March 31, 1999, which primarily resulted from increased accounts receivable during the period.

     Cash used in investing activities was $16.8 million for the three months ended March 31, 1999 resulting primarily from $13.4 million in capital expenditures, $1.5 million toward the purchase of Pamet River and $2.7 million toward the purchase of Smart Call (see Note 4 accompanying the condensed financial statements), offset in part by a decrease of $852,000 in short term investments.

     Cash provided by financing activities was $22.7 million resulting from the increase in borrowings of $25.0 million offset in part by pay downs of capital leases and other debt.

     The Company has a $50.0 million unsecured revolving line of credit with a syndicate of five banks. The Company also has the option to secure at any time up to $25.0 million of the line with available cash investments. The Company has two interest rate options: an offshore rate option or a bank base rate option. The Company will pay interest at a spread of 50 to 150 basis points over the applicable offshore or bank base rate, depending upon the Company's leverage. Interest on the secured portion is based on the applicable rate plus 22.5 basis points. Borrowings under this agreement totaled $25.0 million at March 31, 1999 of which $15.0 million was secured at the Company's option with temporary short term investments disclosed on the balance sheet. Interest rates under these borrowings averaged 5.5% at March 31, 1999. Under this line of credit, the Company has agreed to maintain certain financial ratios and capital expenditure limits. The Company is in compliance with all covenants of this agreement as of March 31, 1999.

     The Company currently expects total capital expenditures in 1999 to be approximately $50 to $65 million of which $13.4 million was expended in the first three months. The Company believes that existing cash on hand and available borrowings under the line of credit together with cash from operations will be sufficient to finance the Company's operations, planned capital expenditures and anticipated growth through 1999.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 -- CONTINUED

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

     While the cost to address Year 2000 issues continues to be developed as the assessment phase nears completion, the Company currently anticipates that the total cost of assessment and remediation will be between $5 million and $10 million. Of this total approximately 50% is anticipated to be new capital expenditures to replace non-compliant computer hardware and software. For the quarter ended March 31, 1999, the Company has incurred approximately $2.2 million in inventory and assessment work and equipment and software replacement work on Year 2000 issues, $500,000 which was expensed in the accompanying statement of operations and were funded by cash flow from operations. Expenditures in 1999 will be funded primarily through cash flow from operations and available cash on hand.

FORWARD-LOOKING STATEMENTS

     All statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this quarterly report, that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements include (i) the anticipated level of capital expenditures for 1999; (ii) the Company's belief that existing cash, available borrowings and cash from operations will be sufficient to finance the Company's near term operations; (iii) the Company's estimate of the impact of the Year 2000 issues; (iv) the Company's belief that near-term interest rate fluctuations will not result in a material effect on future earnings, fair values or cash flows of the Company; (v) the Company's belief that foreign currency rate fluctuations may positively or negatively affect revenues and net income attributable to the Company's foreign subsidiaries; and (vi) statements relating to the Company or its operations that are preceded by terms such as "anticipates", "expects", "believes" and similar expressions.

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

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in U.S. interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to its normal operating and funding activities. Historically, and as of March 31, 1999, the Company has not used derivative instruments or engaged in hedging activities.

INTEREST RATE RISK

     The interest on the Company's line of credit and its Canadian subsidiary's operating loan is variable based on the bank's base rate or offshore rate, and therefore, affected by changes in market interest rates. At March 31, 1999, there was approximately $434,000 in borrowings outstanding on the operating loan and $25.0 million outstanding on the line of credit. The Company monitors interest rates frequently and has sufficient cash balances to pay off the line of credit and any early termination penalties, should interest rates increase significantly. The Company's investments are typically short-term in nature and as a result do not expose the Company to significant risk from interest rate fluctuations. Therefore, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.

FOREIGN CURRENCY RISK

     The Company has wholly owned subsidiaries in Argentina, Australia, Brazil, Canada, Mexico, New Zealand, Singapore and the United Kingdom. Revenues and expenses from these operations are typically denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in the exchange rate may positively or negatively affect the Company's revenues and net income attributed to these subsidiaries.

PART II.  OTHER  INFORMATION

Item  1. Legal Proceedings

     As disclosed in the Company's 1998 Annual Report on Form 10-K, in late November 1996, CompuServe notified TeleTech that CompuServe was withdrawing its WOW! Internet service from the marketplace and that effective January 31, 1997, it would terminate all the programs TeleTech provided to CompuServe. Pursuant to its agreement with TeleTech, CompuServe was entitled to terminate the agreement for reasonable business purposes upon 120 days' advance notice and payment to TeleTech of a termination fee calculated in accordance with the agreement. In December 1996, TeleTech filed suit against CompuServe in the Federal District Court for the Southern District of Ohio to enforce these termination provisions and collect the termination fee. CompuServe filed a counterclaim in December 1996 alleging that the Company breached other provisions of this agreement and seeking unspecified monetary damages. In March 1997, CompuServe asserted a right to offset certain accounts receivable it owes to the Company for services rendered against the amount that may be awarded to CompuServe on its counterclaim, if any. These accounts receivable total $4.3 million. In mid-1997, because of the proposed acquisition of CompuServe by WorldCom, the parties agreed to delay proceedings in the lawsuit. In December 1997, proceedings related to the lawsuit were recommenced and then stayed again pending settlement negotiations, which currently are moving forward. Although the Company believes that these legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations, the ultimate outcome of the proceedings is uncertain.

     From time to time, the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations or financial condition.

Item 6.  Exhibits and Reports on Form 8-K

          (a)   Exhibits

                The following documents are filed as an exhibit to this report:

                10.15 Employment Agreement dated March 2, 1998 between Joseph Livingston and TeleTech

                10.16 Employment Agreement dated February 25, 1999 between Steven B. Coburn and TeleTech

                10.17 Employment Agreement dated March 11, 1998 between Deborah C. Gentry and TeleTech

                10.18 Employment Agreement dated March 16, 1999 between Vincent Cipolla and TeleTech

                27.1     Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TELETECH HOLDINGS, INC.
                                               -----------------------
                                                     (Registrant)


Date: May 11, 1999                          /s/ KENNETH D. TUCHMAN
     ----------------------------           ---------------------------------
                                            Kenneth D. Tuchman
                                            Chairman of the Board, and Chief
                                                 Executive Officer

Date: May 11, 1999                          /s/ STEVEN B. COBURN
     ----------------------------           ---------------------------------
                                            Steven B. Coburn, Chief Financial
                                                 Officer