Form 10-Q
period 1999-06-30
TELETECH HOLDINGS INC
filed 1999-08-13
CIK 1013880

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                            ---------------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1999
                                                 ---------------
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _________ to _________

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

                  YES  X                         NO
                      ---                           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
            Class of Common Stock               August 1, 1999
   Common Stock, par value $.01 per share         61,153,953

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


                                                                                              PAGE
                                                                                             NUMBER
PART  I.    FINANCIAL  INFORMATION

Item  1.    Financial  Statements  (Unaudited)

      Condensed consolidated balance sheets--December 31, 1998 and June 30, 1999              3

      Condensed consolidated statements of income--Three months ended June 30,
      1999 and 1998                                                                           5

      Condensed consolidated statements of income--Six months ended June 30,
      1999 and 1998                                                                           6

      Condensed consolidated statements of cash flows--Six months ended
      June 30, 1999 and 1998                                                                  7

      Notes to condensed consolidated financial statements--June 30, 1999                     8

Item  2.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                      12

Item  3.   Quantitative and Qualitative Disclosures about Market Risk                         18


PART  II .   OTHER  INFORMATION
Item  1.   Legal Proceedings                                                                  19

Item  6.   Exhibits and Reports on Form 8-K                                                   19

SIGNATURES                                                                                    20


Item 1.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                            DECEMBER 31,       JUNE 30,
                                    ASSETS                                      1998             1999
                                    ------                                  -----------       ----------
                                                                                             (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                 $  8,796        $ 10,223
   Short-term investments                                                      37,082          34,113
   Accounts receivable, net of allowance for doubtful
      accounts of $2,900 and $3,296, respectively                              68,830          70,584
   Prepaids and other assets                                                    2,811           3,967
   Deferred tax asset                                                           3,855           3,909
                                                                             --------        --------
      Total current assets                                                    121,374         122,796
                                                                             --------        --------
PROPERTY AND EQUIPMENT, net of accumulated depreciation
   of $38,432 and $50,268, respectively                                        77,546          97,813
                                                                             --------        --------
OTHER ASSETS:
   Long-term accounts receivable                                                4,274           6,575
   Goodwill, net of accumulated amortization of $1,599 and $2,328,
      respectively                                                             15,022          19,736
   Contract acquisition cost, net of accumulated amortization of zero
      and $706, respectively                                                   10,900          10,194
   Other assets                                                                 1,794           1,964
                                                                             --------        --------
      Total assets                                                           $230,910        $259,078
                                                                             --------        --------
                                                                             --------        --------


             The accompanying notes are an integral part of these
                        consolidated balance sheets.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                                      DECEMBER 31,      JUNE 30,
                    LIABILITIES AND STOCKHOLDERS' EQUITY                  1998             1999
                    ------------------------------------                  ----             ----
                                                                                        (Unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt                                   $  7,989       $  6,905
    Bank overdraft                                                           778          1,277
    Accounts payable                                                      11,814          5,573
    Accrued employee compensation                                         18,134         19,174
    Accrued income taxes                                                   4,191          2,128
    Other accrued expenses                                                11,520         14,257
    Customer advances, deposits and deferred income                        3,803          4,061
                                                                          ------         ------
      Total current liabilities                                           58,229         53,375

DEFERRED TAX LIABILITIES                                                     835          1,026

LONG-TERM DEBT, net of current portion:
    Capital lease obligations                                              4,208          3,025
    Line of credit                                                            --         22,000
    Other debt                                                             2,145            919
                                                                         -------         ------
      Total liabilities                                                   65,417         80,345
                                                                         -------         ------


STOCKHOLDERS' EQUITY:
    Common stock; $.01 par value; 150,000,000 shares authorized;
      60,769,724 and 61,132,607 shares, respectively, issued and
      outstanding                                                            606            610
    Additional paid-in capital                                           111,080        113,375
    Accumulated other comprehensive income                                (1,610)          (934)
    Retained earnings                                                     55,417         65,682
                                                                        --------        -------
      Total stockholders' equity                                         165,493        178,733
                                                                        --------        -------
      Total liabilities and stockholders' equity                        $230,910       $259,078
                                                                        --------        -------
                                                                        --------        -------



     The accompanying notes are an integral part of these consolidated balance sheets.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                       1998          1999
                                                       ----          ----
REVENUES                                              $88,099      $120,565
                                                      -------      --------

OPERATING EXPENSES:
    Costs of services                                  57,295        79,835
    Selling, general and administrative
      Expenses                                         23,158        31,565
                                                      -------      --------
      Total operating expenses                         80,453       111,400
                                                      -------      --------

INCOME FROM OPERATIONS                                  7,646         9,165



OTHER INCOME (EXPENSE):
   Interest expense                                      (231)         (477)
   Interest income                                        830           648
   Equity in income of affiliate                           72            --
   Business combination expenses                         (881)           --
   Other                                                  (57)         (170)
                                                      -------      --------
                                                         (267)            1
                                                      -------      --------
INCOME BEFORE INCOME TAXES                              7,379         9,166

   Provision for income taxes                           2,915         3,712
                                                      -------      --------

NET INCOME                                            $ 4,464       $ 5,454
                                                      -------      --------
                                                      -------      --------
WEIGHTED AVERAGE SHARES OUTSTANDING

   Basic                                               59,696        61,095
                                                      -------      --------
   Diluted                                             62,373        62,692
                                                      -------      --------

NET INCOME PER SHARE

   Basic                                              $  .07       $   .09
                                                      -------      --------
   Diluted                                            $  .07       $   .09
                                                      -------      --------



     The accompanying notes are an integral part of these consolidated financial statements

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                        1998          1999
                                                        ----          ----
REVENUES                                               $168,343      $231,203
                                                       --------      --------

OPERATING EXPENSES:
    Costs of services                                   109,151       154,203
    Selling, general and administrative
      Expenses                                           44,420        59,969
                                                       --------      --------
      Total operating expenses                          153,571       214,172
                                                       --------      --------

INCOME FROM OPERATIONS                                   14,772        17,031



OTHER INCOME (EXPENSE):
   Interest expense                                        (533)         (894)
   Interest income                                        1,720         1,202
   Equity in income of affiliate                             86            --
   Business combination expenses                           (881)           --
   Other                                                   (152)         (104)
                                                       --------      --------
                                                            240           204
                                                       --------      --------

INCOME BEFORE INCOME TAXES                               15,012        17,235


   Provision for income taxes                             5,996         6,970
                                                       --------      --------


NET INCOME                                             $  9,016      $ 10,265
                                                       --------      --------
                                                       --------      --------

WEIGHTED AVERAGE SHARES OUTSTANDING

   Basic                                                 59,696        60,933
                                                       --------      --------
   Diluted                                               62,373        62,371
                                                       --------      --------

NET INCOME PER SHARE

   Basic                                               $    .15      $    .17
                                                       --------      --------

   Diluted                                             $    .14      $    .16
                                                       --------      --------



     The accompanying notes are an integral part of these consolidated financial statements

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                   1998         1999
                                                                                   ----         ----
   CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                   $9,016       $10,265
      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                              8,868        13,983
         Allowance for doubtful accounts                                              237           311
         Deferred income taxes                                                       (149)          (64)
         Equity in income of affiliate                                                (86)           --
         Deferred compensation expense                                                 64            --
         Changes in assets and liabilities:
           Accounts receivable                                                    (10,558)       (1,005)
           Prepaids and other assets                                                  166        (2,207)
           Accounts payable and accrued expenses                                    1,803        (5,391)
           Customer advances, deposits and deferred income                           (364)         (130)
                                                                                 --------      --------

           Net cash provided by operating activities                                8,997        15,762
                                                                                 --------      --------

   CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                          (14,935)      (30,835)
      Purchase of Intellisystems                                                   (2,000)           --
      Purchase of Pamet River, net of $339 cash acquired                               --        (1,462)
      Purchase of Smart Call                                                           --        (2,590)
      Changes in accounts payable and accrued liabilities related to
         investing activities                                                        (762)          (55)
      Decrease in short-term investments                                            9,439         2,969
                                                                                 --------      --------
           Net cash used in investing activities                                   (8,258)      (31,973)
                                                                                 --------      --------

   CASH FLOWS FROM FINANCING ACTIVITIES:

      Net increase in bank overdraft                                                   --           499
      Net increase in line of credit                                                1,715        22,000
      Payments on long-term debt and capital leases                                (2,326)       (3,546)
      Proceeds from exercise of stock options                                       1,565           545
                                                                                 --------      --------
               Net cash provided by financing activities                              954        19,498
                                                                                 --------      --------
      Effect of exchange rate changes on cash                                      (1,187)       (1,860)
                                                                                 --------      --------
   NET INCREASE IN CASH AND CASH EQUIVALENTS                                          506         1,427
   CASH AND CASH EQUIVALENTS, beginning of period                                   7,338         8,796
                                                                                 --------      --------
   CASH AND CASH EQUIVALENTS, end of period                                      $  7,844      $ 10,223
                                                                                 --------      --------
                                                                                 --------      --------



     The accompanying notes are an integral part of these consolidated financial statements.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

NOTE (1)--BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of TeleTech Holdings, Inc. and subsidiaries as of June 30, 1999 and 1998 and for the periods then ended. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

     The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

NOTE (2)-- SEGMENT INFORMATION AND CUSTOMER CONCENTRATIONS

     The Company classified its business activities into four fundamental areas: outsourced operations in the United States, facilities management operations, international outsourced operations, and technology services and consulting. These areas are separately managed and each has significant differences in capital requirements and cost structures. Outsourced, facilities management and international outsourced operations are reportable business segments with their respective financial performance detailed herein. Technology services and consulting is included in corporate activities as it is not a material business segment. Also included in corporate activities are general corporate expenses and overall operational management expenses. Assets of corporate activities include unallocated cash, short-term investments and deferred income taxes. There are no significant transactions between the reported segments for the periods presented. The Company's three largest clients accounted for 49% of consolidated revenue for the three months ended June 30, 1999 as compared to 45% for the three months ended June 30, 1998. Due to the declines in operating income caused largely by the capacity utilization in several of the Company's North American shared customer interaction centers, these large clients contribution to the operating income of the Company has also increased from prior periods.



                                                  THREE MONTHS ENDED
                                                       JUNE 30,
(in thousands)                                   1998            1999
                                                 ----            ----
REVENUES:
Outsourced                                    $  45,484         $ 72,530
Facilities Management                            22,262           20,399
International Outsourced                         18,429           20,690
Corporate Activities                              1,924            6,946
                                              ---------         --------
      Total                                   $  88,099         $120,565
                                              ---------         --------
                                              ---------         --------

INCOME (LOSS) FROM OPERATIONS:
Outsourced                                    $   7,982         $ 16,801
Facilities Management                             3,316            1,406
International Outsourced                          2,266              532
Corporate Activities                             (5,918)          (9,574)
                                              ---------         --------
      Total                                   $   7,646         $  9,165
                                              ---------         --------
                                              ---------         --------


                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999 - CONTINUED



                                                   SIX MONTHS ENDED
                                                       JUNE 30,
(in thousands)                                   1998            1999
                                                 ----            ----
REVENUES:
Outsourced                                     $ 89,414        $138,776
Facilities Management                            39,590          40,733
International Outsourced                         35,779          38,826
Corporate Activities                              3,560          12,868
                                              ---------       ---------
      Total                                    $168,343        $231,203
                                              ---------       ---------
                                              ---------       ---------
INCOME (LOSS) FROM OPERATIONS:
Outsourced                                    $  16,754        $ 30,555
Facilities Management                             5,415           3,054
International Outsourced                          3,550           1,132
Corporate Activities                            (10,947)        (17,710)
                                              ---------       ---------
      Total                                   $  14,772        $ 17,031
                                              ---------       ---------
                                              ---------       ---------



                                                       BALANCE AS OF
                                               DECEMBER 31      JUNE 30,
(in thousands)                                   1998            1999
                                                 ----            ----
ASSETS:
Outsourced Assets                              $101,105        $120,605
Facilities Management Assets                     18,121          17,478
International Outsourced Assets                  57,567          58,310
Corporate Activities Assets                      54,117          62,685
                                              ---------       ---------
      Total                                    $230,910        $259,078
                                              ---------       ---------
                                              ---------       ---------

GOODWILL:
International Outsourced Goodwill, Net         $  6,803        $  9,059
Corporate Activities Goodwill, Net                8,219          10,677
                                              ---------       ---------
      Total                                    $ 15,022        $ 19,736
                                              ---------       ---------
                                              ---------       ---------


                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999 - CONTINUED

     The following geographic data include revenues based on the location the services are provided (in thousands).


                                                 THREE MONTHS ENDED
                                                      JUNE 30,
                                                1998               1999
                                             ---------          ---------
REVENUES:
United States                                 $ 64,232           $ 95,062
Australia                                        8,535             13,228
Canada                                          11,126              7,484
Rest of world                                    4,206              4,791
                                             ---------          ---------
      Total                                   $ 88,099           $120,565
                                             ---------          ---------
                                             ---------          ---------



                                                    SIX MONTHS ENDED
                                                       JUNE 30,
                                               1998               1999
                                             ---------          ---------
REVENUES:
United States                                 $126,777           $182,653
Australia                                       17,725             23,947
Canada                                          17,380             16,404
Rest of world                                    6,461              8,199
                                             ---------          ---------
      Total                                   $168,343           $231,203
                                             ---------          ---------
                                             ---------          ---------


NOTE (3)--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES (IN THOUSANDS):


                                                      Six Months Ended June 30,
                                                     --------------------------
                                                         1998             1999
                                                     ---------          -------
  Cash paid for interest                             $     533          $   894
  Cash paid for income taxes                         $   5,218          $ 9,033

  Noncash investing and financing activities:
    Stock issued in purchase of Intellisystems       $   3,389          $    --
    Stock issued in purchase of Pamet River, Inc.    $      --          $ 1,753


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

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999 - CONTINUED

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

     The Company's comprehensive income for the three and six months ended June 30, 1998 and 1999 was as follows (in thousands):


                                                     Three Months Ended June 30,
                                                   -----------------------------
                                                       1998              1999
                                                   -----------         ---------
Net income for the period                           $   4,464          $  5,454
Change in cumulative translation adjustment              (747)              558
                                                    ---------          --------
Comprehensive income                                $   3,717          $  6,012
                                                    ---------          --------
                                                    ---------          --------


                                                     Six Months Ended June 30,
                                                    ---------------------------
                                                       1998              1999
                                                    ---------          --------
Net income for the period                           $  9,016           $ 10,265
Change in cumulative translation adjustment             (567)               676
                                                     --------          --------
Comprehensive income                                $  8,449           $ 10,941
                                                    ---------          --------
                                                    ---------          --------


NOTE (6)--SUBSEQUENT EVENT

     In July 1999, the Company reached a settlement on the litigation with CompuServe and other parties whereby the Company will receive $12.0 million in final settlement, of which $5.5 million was received on August 10, 1999 and the remainder will be paid in the fourth quarter of 1999 (See "Part II. Other Information, Item 1. Legal Proceedings.")

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

INTRODUCTION

     Management's discussion and analysis of financial condition and results of operations in this Form 10-Q should be read in conjunction with the risk factors included in the Company's Form 10-K for the year ended December 31, 1998. Specifically, the Company has experienced, and in the future could experience, quarterly variations in revenues and earnings as a result of a variety of factors, many of which are outside the Company's control, including: the timing of new contracts; the timing of new product or service offerings or modifications in client strategies; the expiration or termination of existing contracts; the timing of increased expenses incurred to obtain and support new business; the timing of increased expenses resulting from addressing potential Year 2000 problems; and the seasonal pattern of certain of the businesses serviced by the Company. In addition, the Company has concentrated its marketing efforts towards obtaining larger, more complex, strategic customer care programs. As a result, the time required to negotiate and execute an agreement with the client has increased. This may lead to short-term delays in the anticipated start-up of new client programs and in the Company achieving full capacity utilization.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

     Total consolidated revenues increased $32.5 million or 37% to $120.6 million for the three months ended June 30, 1999 from $88.1 million for the three months ended June 30, 1998. Revenues from the Company's Outsourced segment increased $27.0 million to $72.5 million for the three months ended June 30, 1999 from $45.5 million for the three months ended June 30, 1998. This increase resulted from $9.2 million in revenues from new client programs and $28.3 million in increased revenue from existing client programs. Included in the increased revenue from new programs is approximately $850,000 of revenues related to the resolution of client billings that related to services provided in the first quarter of 1999. Contract expirations and other client reductions offset these increases. Revenues for the three months ended June 30, 1999 include $20.4 million from the Facilities Management segment as compared with $22.3 million for the three months ended June 30, 1998. This decrease is due to reduced volumes in one of the Company's Facilities Management contracts. Revenues from the Company's International Outsourced segment increased $2.3 million to $20.7 million for the three months ended June 30, 1999 from $18.4 million for the three months ended June 30, 1998. This increase is primarily due to increased revenue from existing clients in Australia offset by declines in volumes and capacity utilization in Canada and Mexico. Revenues from the Corporate Activities segment (which includes technology-related revenues) increased $5.0 million to $6.9 million for the three months ended June 30, 1999 from $1.9 million for the three months ended June 30, 1998. This is primarily related to revenues from the Cygnus and Pamet River acquisitions completed in the fourth quarter of 1998 and the first quarter of 1999, respectively.

     Costs of services increased $22.5 million, or 39%, to $79.8 million for the three months ended June 30, 1999 from $57.3 million for the three months ended June 30, 1998. Costs of services as a percentage of revenues increased from 65.0% for the three months ended June 30, 1998 to 66.2% for the three months ended June 30, 1999. This is primarily due to the decreased revenues in the Facilities Management segment that results in higher costs of services as a percentage of revenues. Also, increased revenues in several large client programs as they matured through the start-up phase caused a change in the revenue and service mix and resulted in cost of services as a higher percentage of revenues.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 - CONTINUED

     Selling, general and administrative expenses increased $8.4 million, or 36% to $31.6 million for the three months ended June 30, 1999 from $23.2 million for the three months ended June 30, 1998. Selling, general and administrative expenses as a percentage of revenues decreased slightly from 26.3% for the three months ended June 30, 1998 to 26.2% for the three months ended June 30, 1999. Normally, the Company would expect selling, general and administrative expenses as a percentage of revenue to decline in periods of significant revenue increases as occurred in the second quarter of 1999. However, selling, general and administrative expenses were negatively impacted in the second quarter of 1999 due to decreased capacity utilization in the Company's North American shared customer interaction centers.

     As a result of the foregoing factors, income from operations increased $1.5 million or 20%, to $9.2 million for the three months ended June 30, 1999 from $7.6 million for the three months ended June 30, 1998. Operating income as a percentage of revenues decreased from 8.7% for the three months ended June 30, 1998 to 7.6% for the three months ended June 30, 1999. Income from operations from the Company's Outsourced segment increased $8.8 million to $16.8 million for the three months ended June 30, 1999 from $8.0 million for the three months ended June 30, 1998. Income from operations as a percentage of revenue for the outsourced segment increased from 17.5% for the three months ended June 30, 1998 to 23.2% for the three months ended June 30, 1999. This increase resulted from significant increases in revenues in several large client programs offset by excess capacity in several customer interaction centers. Income from operations for the three months ended June 30, 1999 includes approximately $1.4 million from the Facilities Management segment as compared with $3.3 million for the three months ended June 30, 1998. Income from operations as a percentage of revenue for the Facilities Management segment decreased from 14.9% for the three months ended June 30, 1999 to 6.9% for the three months ended June 30, 1998. This decrease resulted primarily from decreased volumes and increased healthcare costs in one of the Company's Facilities Management contracts. Income from operations in the Company's International Outsourced segment decreased $1.7 million to $532,000 for the three months ended June 30, 1999 from $2.3 million for the three months ended June 30, 1998. Income from operations as a percentage of revenue for the International Outsourced segment decreased from 12.3% for the three months ended June 30, 1999 to 2.6% for the three months ended June 30, 1998. This decrease resulted primarily from lower volumes in Canada and Mexico resulting in decreased capacity utilization. The operating loss from operations from the Corporate Activities segment (which includes technology-related operations) increased $3.7 million to $9.6 million for the three months ended June 30, 1999 from $5.9 million for the three months ended June 30, 1998. This increase is primarily related to the increased expenses resulting from the Company's significant growth over the period and the Company's increased investment in technology. The Company's three largest clients accounted for 49% of the Company's revenues for the three months ended June 30, 1999. Due to the declines in operating income caused largely by the capacity utilization in several of the Company's North American shared customer interaction centers, these large clients contribution to the operating income of the Company has increased from prior periods.

     Other income totaled $1,000 for the three months ended June 30, 1999 compared with a $267,000 loss during the three months ended June 30, 1998. This is primarily related to a decrease in business combination expenses and investment income offset by an increase in interest expense due to the borrowings on the line of credit.

     As a result of the foregoing factors, net income increased $990,000 or 22.2%, to $5.5 million for the three months ended June 30, 1999 from $4.5 million for the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     Revenues increased $62.9 million or 37% to $231.2 million for the six months ended June 30, 1999 from $168.3 million for the six months ended June 30, 1998. Revenues from the Company's Outsourced

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 - CONTINUED

segment increased $49.4 million to $138.8 million for the six months ended June 30, 1999 from $89.4 million for the six months ended June 30, 1998. This increase resulted from $16.7 million in revenues from new client programs and $40.2 million in increased revenue from existing client programs. Revenues for the six months ended June 30, 1999 include $40.7 million from the Facilities Management segment as compared with $39.6 million for the six months ended June 30, 1998. Revenues from the Company's International Outsourced segment increased $3.0 million to $38.8 million for the six months ended June 30, 1999 from $35.8 million for the six months ended June 30, 1998. This increase is primarily due to increased revenue from existing clients in Australia offset by declines in volumes and capacity utilization in Canada and Mexico. Revenues from the Corporate Activities segment (which includes technology-related revenues) increased $9.3 million to $12.9 million for the six months ended June 30, 1999 from $3.6 million for the six months ended June 30, 1998. This is primarily related to revenues from the Cygnus and Pamet River acquisitions completed in the fourth quarter of 1998 and the first quarter of 1999, respectively.

     Costs of services increased $45.1 million, or 41%, to $154.2 million for the six months ended June 30, 1999 from $109.2 million for the six months ended June 30, 1998. Costs of services as a percentage of revenues increased from 64.8% for the six months ended June 30, 1998 to 66.7% for the six months ended June 30, 1999. This is primarily a result of increased revenues in several large client programs as they matured through the start-up phase caused a change in the revenue and service mix and resulted in cost of services as a higher percentage of revenues.

     Selling, general and administrative expenses increased $15.5 million, or 35% to $60.0 million for the six months ended June 30, 1999 from $44.4 million for the six months ended June 30, 1998. Selling, general and administrative expenses as a percentage of revenues decreased from 26.4% for the six months ended June 30, 1998 to 25.9% for the six months ended June 30, 1999. While the Company expects selling, general and administrative expenses as a percentage of revenue to decline in periods of significant revenue increases as occurred in the second quarter of 1999, selling, general and administrative expenses were negatively impacted in the first half of 1999 due to decreased capacity utilization in the Company's North American shared customer interaction centers.

     As a result of the foregoing factors, income from operations increased $2.3 million or 15%, to $17.0 million for the six months ended June 30, 1999 from $14.8 million for the six months ended June 30, 1998. Operating income as a percentage of revenues decreased from 8.8% for the six months ended June 30, 1998 to 7.4% for the six months ended June 30, 1999. Income from operations from the Company's outsourced segment increased $13.8 million to $30.6 million for the six months ended June 30, 1999 from $16.8 million for the six months ended June 30, 1998. Income from operations as a percentage of revenue for the Outsourced segment increased from 18.7% for the six months ended June 30, 1998 to 22.0% for the three months ended June 30, 1999. This increase resulted from significant increases in revenues in several large client programs offset by excess capacity in several customer interaction centers. Income from operations for the six months ended June 30, 1999 includes approximately $3.1 million from the Facilities Management segment as compared with $5.4 million for the six months ended June 30, 1998. Income from operations as a percentage of revenue for the Facilities Management segment decreased from 13.7% for the six months ended June 30, 1999 to 7.5% for the six months ended June 30, 1998. This decrease resulted primarily from decreased volumes and increased healthcare costs in one of the Company's Facilities Management contracts. Income from operations from the Company's International Outsourced segment decreased $2.4 million to $1.1 million for the six months ended June 30, 1999 from $3.5 million for the six months ended June 30, 1998. Income from operations as a percentage of revenue for the International Outsourced segment decreased from 9.9% for the six months ended June 30, 1999 to 2.9% for the six months ended June 30, 1998. This decrease resulted primarily from lower volumes in Canada and Mexico resulting in decreased capacity utilization. The loss from

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 - CONTINUED

operations from the Corporate Activities segment (which includes technology-related operations) increased $6.8 million to $17.7 million for the six months ended June 30, 1999 from $10.9 million for the six months ended June 30, 1998. This increase is primarily related to the increased expenses resulting from the Company's significant growth over the period and the Company's increased investment in technology.

     Other income totaled $204,000 for the six months ended June 30, 1999 compared with $240,000 during the six months ended June 30, 1998. Other expense in 1998 included $881,000 in expenses related to business combinations. Exclusive of the business combination expenses other income decreased $917,000 resulting from decreased investment income of $518,000 resulting from the decrease in cash investments from $60.2 million at June 30, 1998 to $34.1 million at June 30, 1999 and increased interest expense resulting from the increased borrowings at June 30, 1999.

     As a result of the foregoing factors, net income increased $1.2 million or 13.9%, to $10.3 million for the six months ended June 30, 1999 from $9.0 million for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999 the Company had cash and cash equivalents of $10.2 million and short-term investments of $34.1 million. Cash provided by operating activities was $15.8 million for the six months ended June 30, 1999, which primarily resulted from income from operations and increased collections of accounts receivable during the period.

     Cash used in investing activities was $32.0 million for the six months ended June 30, 1999 resulting primarily from $30.8 million in capital expenditures, $1.5 million toward the purchase of Pamet River and $2.6 million toward the purchase of Smart Call (see Note 4 accompanying the condensed financial statements), offset in part by a decrease of $3.0 million in short term investments.

     Cash provided by financing activities was $19.5 million resulting from the increase in borrowings of $22.0 million offset in part by pay downs of capital leases and other debt.

     The Company has a $50.0 million unsecured revolving line of credit with a syndicate of five banks. The Company also has the option to secure at any time up to $25.0 million of the line with available cash investments. The Company has two interest rate options: an offshore rate option or a bank base rate option. The Company will pay interest at a spread of 50 to 150 basis points over the applicable offshore or bank base rate, depending upon the Company's leverage. Interest on the secured portion is based on the applicable rate plus 22.5 basis points. Borrowings under this agreement totaled $22.0 million at June 30, 1999 of which $15.0 million was secured at the Company's option with temporary short term investments disclosed on the balance sheet. Interest rates under these borrowings averaged 5.5% at June 30, 1999. Under this line of credit, the Company has agreed to maintain certain financial ratios and capital expenditure limits. The Company is in compliance with all covenants of this agreement as of June 30, 1999.

     The Company currently expects total capital expenditures in 1999 to be approximately $50 to $60 million of which $30.8 million was expended in the first six months. The Company believes that existing cash on hand and available borrowings under the line of credit together with cash from operations will be sufficient to finance the Company's operations, planned capital expenditures and anticipated growth through 1999.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 - CONTINUED

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

     The Company, in conjunction with an outside consulting firm, has implemented a multiphased program to inventory, assess, remediate and test its systems for Year 2000 compliance (the "Program"). The Company has completed the enterprisewide inventory, assessment and analysis and the target date for the completion of the remediation associated with the Year 2000 issues is September 1999. The targeted completion date includes addressing the technology and non-technology interfaces with its clients and suppliers.

     The consulting firm works with full-time Company employees who are dedicated to the Program. The assessments completed to date have led to the need to migrate several human resource- and payroll-oriented applications to Year 2000 compliant software, upgrade several telephone switches and procure several hundred replacement workstations. Analysis and testing of Company-generated software applications has been completed and only minor remediation has been required. The Company anticipates that the need for software conversion caused by Year 2000 issues will not be significant, given the Company's extensive use of off-the-shelf products.

     Although the Company has completed its assessment of its internal systems, many of the Company's client programs interact with and are at least partially dependent upon the clients' internal computer systems. The Company has sought representations from each of its clients as to the Year 2000-compliance status of its systems. The Company has only received positive responses from three of its clients, which represent less than 10% of the Company's consolidated revenues, the remainder of the clients are indicated that they are in process of reviewing these systems. The Company will continue to monitor the progress of its clients and is in the process of developing contingency plans for each client program in the event that clients' systems experience Year 2000 problems.

     While the cost to address Year 2000 issues continues to be developed as the project nears completion, the Company currently anticipates that the total cost of assessment and remediation will be between $5 million and $6 million. Of this total approximately 70% is anticipated to be new capital expenditures to replace non-compliant computer hardware and software. For the six months ended June 30, 1999, the Company has incurred approximately $3.0 million in inventory, assessment and remediation and equipment and software replacement work on Year 2000 issues. Of this amount, $1.1 million was expensed in the accompanying statement of operations ($500,000 related to the second quarter of 1999) and were funded through cash flow from operations. The remaining expenditures in 1999 will be funded primarily through cash flow from operations and available cash on hand.

FORWARD-LOOKING STATEMENTS

     All statements contained in this "Management's Discussion and Analysis of Financial Condition and

                             DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 - CONTINUED

Results of Operations" or elsewhere in this quarterly report, that are not statements of historical facts are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements include (i) the expectation that selling, general, and administrative expenses will decline in periods of significant revenue increases; (ii) the anticipated level of capital expenditures for 1999; (iii) the Company's belief that existing cash, available borrowings and cash from operations will be sufficient to finance the Company's near term operations; (iv) the Company's estimate of the impact of the Year 2000 issues; (v) the Company's belief that near-term interest rate fluctuations will not result in a material effect on future earnings, fair values or cash flows of the Company; (vi) the Company's belief that foreign currency rate fluctuations may positively or negatively affect revenues and net income attributable to the Company's foreign subsidiaries; and (vii) statements relating to the Company or its operations that are preceded by terms such as "anticipates", "expects", "believes" and similar expressions.

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

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in U.S. interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to its normal operating and funding activities. Historically, and as of June 30, 1999, the Company has not used derivative instruments or engaged in hedging activities.


INTEREST RATE RISK

     The interest on the Company's line of credit and its Canadian subsidiary's operating loan is variable based on the bank's base rate or offshore rate, and therefore, affected by changes in market interest rates. At June 30, 1999, there was approximately $25 million in borrowings subject to interest rate risk. The Company monitors interest rates frequently and has sufficient cash balances to pay off the line of credit and any early termination penalties, should interest rates increase significantly. The Company's investments are typically short-term in nature and as a result do not expose the Company to significant risk from interest rate fluctuations. Therefore, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.


FOREIGN CURRENCY RISK

     The Company has wholly owned subsidiaries in Argentina, Australia, Brazil, Canada, Mexico, New Zealand, Singapore and the United Kingdom. The substantial majority of revenues and expenses from these operations are typically denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in the exchange rate may positively or negatively affect the Company's revenues and net income attributed to these subsidiaries.

PART II.  OTHER  INFORMATION

Item  1. Legal Proceedings

     As disclosed in the Company's 1998 Annual Report on Form 10-K, in late November 1996, CompuServe notified TeleTech that CompuServe was withdrawing its WOW! Internet service from the marketplace and that effective January 31, 1997, it would terminate all the programs TeleTech provided to CompuServe. Pursuant to its agreement with TeleTech, CompuServe was entitled to terminate the agreement for reasonable business purposes upon 120 days' advance notice and payment to TeleTech of a termination fee calculated in accordance with the agreement. In December 1996, TeleTech filed suit against CompuServe in the Federal District Court for the Southern District of Ohio to enforce these termination provisions and collect the termination fee. CompuServe filed a counterclaim in December 1996 alleging that the Company breached other provisions of this agreement and seeking unspecified monetary damages. In March 1997, CompuServe asserted a right to offset certain accounts receivable it owes to the Company for services rendered against the amount that may be awarded to CompuServe on its counterclaim, if any. These accounts receivable total $4.3 million. In July 1999, the Company reached a settlement with CompuServe and other parties whereby the Company would receive $12.0 million in final settlement, of which $5.5 million was received on August 10, 1999 and the remainder will be paid in the fourth quarter of 1999.

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




                                              TELETECH HOLDINGS, INC.
                                             ---------------------------------
                                                    (Registrant)



   Date: August 11, 1999                     /s/ Kenneth D. Tuchman
        -------------------------------      ---------------------------------
                                             Kenneth D. Tuchman
                                             Chairman of the Board, and Chief
                                               Executive Officer


   Date: August 11, 1999                     /s/ Steven B. Coburn
        -------------------------------      ---------------------------------
                                              Steven B. Coburn, Chief Financial
                                               Officer