Form 10-Q
period 1999-09-30
TELETECH HOLDINGS INC
filed 1999-11-15
CIK 1013880

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                               -------------------

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ________ to ________

                         Commission file number 0-21055

                             TELETECH HOLDINGS, INC.
                             ------------------------
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

           YES   X                                    NO
              -----                                     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
          Class of Common Stock                            November 2, 1999
 Common Stock, par value $.01 per share                       61,380,428

                             TELETECH HOLDINGS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                           PAGE
                                                                                          NUMBER
PART  I.    FINANCIAL  INFORMATION

Item  1.  Financial Statements (Unaudited)

      Condensed consolidated balance sheets--December 31, 1998 and September 30, 1999         3

      Condensed consolidated statements of income--Three months ended September 30,
      1999 and 1998                                                                           5

      Condensed consolidated statements of income--Nine months ended September 30,
      1999 and 1998                                                                           6

      Condensed consolidated statements of cash flows--Nine months ended
      September 30, 1999 and 1998                                                             7

      Notes to condensed consolidated financial statements--September 30, 1999                8

Item  2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                      12

Item  3.  Quantitative and Qualitative Disclosures about Market Risk                         18


PART  II .   OTHER  INFORMATION

Item  1.  Legal Proceedings                                                                  19

Item  5.  Recent Developments                                                                19

Item  6.  Exhibits and Reports on Form 8-K                                                   19

SIGNATURES                                                                                   21


Item 1.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                DECEMBER 31,     SEPTEMBER 30,
                              ASSETS                               1998              1999
                                                                ------------     -------------
                                                                                  (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                      $  8,796        $ 20,254
   Short-term investments                                           37,082          37,273
   Accounts receivable, net of allowance for doubtful
     accounts of $2,900 and $3,448, respectively                    68,830          77,014
   Prepaids and other assets                                         2,811           4,350
   Deferred tax asset                                                3,855           4,201
                                                                  --------        --------
      Total current assets                                         121,374         143,092
                                                                  --------        --------

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $38,432 and $56,479, respectively                77,546         100,764
                                                                  --------        --------

OTHER ASSETS:
   Long-term accounts receivable                                     4,274           4,232
   Goodwill, net of accumulated amortization
      of $1,599 and $2,692, respectively                            15,022          19,372
   Contract acquisition cost, net of accumulated
      amortization of zero and $1,158, respectively                 10,900           9,740
   Other assets                                                      1,794           2,786
                                                                  --------        --------
      Total assets                                                $230,910        $279,986
                                                                  ========        ========


               The accompanying notes are an integral part of
                 these condensed consolidated balance sheets.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                DECEMBER 31,     SEPTEMBER 30,
     LIABILITIES AND STOCKHOLDERS' EQUITY                           1998              1999
                                                                ------------     -------------
                                                                                  (Unaudited)
CURRENT LIABILITIES:
   Current portion of long-term debt                              $  7,989        $  6,634
   Bank overdraft                                                      778           1,085
   Accounts payable                                                 11,814           6,072
   Accrued employee compensation                                    18,134          25,584
   Accrued income taxes                                              4,191           2,855
   Other accrued expenses                                           11,520          16,013
   Customer advances, deposits and deferred income                   3,803           4,309
                                                                  --------        --------
      Total current liabilities                                     58,229          62,552
                                                                  --------        --------

DEFERRED TAX LIABILITIES                                               835           1,026
                                                                  --------        --------

LONG-TERM DEBT, net of current portion:
   Capital lease obligations                                         4,208           1,961
   Line of credit                                                       --          22,000
   Other debt                                                        2,145             808
                                                                  --------        --------
      Total liabilities                                             65,417          88,347
                                                                  --------        --------
STOCKHOLDERS' EQUITY:
   Common stock; $.01 par value; 150,000,000 shares
     authorized;  60,769,724 and 61,361,982 shares,
     respectively, issued and  outstanding                             606             612
   Additional paid-in capital                                      111,080         115,140
   Accumulated other comprehensive income                           (1,610)           (627)
   Retained earnings                                                55,417          76,514
                                                                  --------        --------
      Total stockholders' equity                                   165,493         191,639
                                                                  --------        --------
      Total liabilities and stockholders' equity                  $230,910        $279,986
                                                                  ========        ========


                   The accompanying notes are an integral part of
                    these condensed consolidated balance sheets.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                ---------------------------
                                                                    1998            1999
                                                                ------------     ----------
REVENUES                                                         $  92,366        $126,131
                                                                  --------        --------
OPERATING EXPENSES:
    Costs of services                                               59,143          83,869
    Selling, general and administrative
      Expenses                                                      25,085          31,274
                                                                  --------        --------
      Total operating expenses                                      84,228         115,143
                                                                  --------        --------
INCOME FROM OPERATIONS                                               8,138          10,988

OTHER INCOME (EXPENSE):
   Interest expense                                                   (413)           (567)
   Interest income                                                     725             488
   Equity in income of affiliate                                       (16)             --
   Business combination expenses                                      (440)             --
   Gain on settlement of long-term contract                             --           6,726
   Other                                                              (220)            334
                                                                  --------        --------
                                                                      (364)          6,981
                                                                  --------        --------
INCOME BEFORE INCOME TAXES                                           7,774          17,969

   Provision for income taxes                                        3,059           7,138
                                                                  --------        --------
NET INCOME                                                        $  4,715        $ 10,831
                                                                  ========        ========
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                            60,234          61,247
                                                                  ========        ========
   Diluted                                                          62,040          63,280
                                                                  ========        ========
NET INCOME PER SHARE
   Basic                                                          $    .08        $    .18
                                                                  ========        ========
   Diluted                                                        $    .08        $    .17
                                                                  ========        ========


               The accompanying notes are an integral part of
              these condensed consolidated financial statements

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                ---------------------------
                                                                    1998           1999
                                                                ------------     ----------
REVENUES                                                         $ 260,709        $ 357,334
                                                                 ---------        ---------
OPERATING EXPENSES:
    Costs of services                                              168,294          238,072
    Selling, general and administrative
      Expenses                                                      69,505           91,243
                                                                 ---------        ---------
      Total operating expenses                                     237,799          329,315
                                                                 ---------        ---------
INCOME FROM OPERATIONS                                              22,910           28,019

OTHER INCOME (EXPENSE):
   Interest expense                                                   (946)          (1,460)
   Interest income                                                   2,444            1,690
   Equity in income of affiliate                                        70               --
   Business combination expenses                                    (1,321)              --
   Gain on settlement of long-term contract                             --            6,726
   Other                                                              (371)             229
                                                                 ---------        ---------
                                                                      (124)           7,185
                                                                 ---------        ---------
INCOME BEFORE INCOME TAXES                                          22,786           35,204

   Provision for income taxes                                        9,055           14,108
                                                                 ---------        ---------
NET INCOME                                                       $  13,731        $  21,096
                                                                 =========        =========
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                            59,784           61,037
                                                                 =========        =========
   Diluted                                                          62,026           62,607
                                                                 =========        =========
NET INCOME PER SHARE
   Basic                                                         $     .23        $     .35
                                                                 =========        =========
   Diluted                                                       $     .22        $     .34
                                                                 =========        =========


              The accompanying notes are an integral part of
            these condensed consolidated financial statements

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                ---------------------------
                                                                    1998           1999
                                                                ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $  13,731        $  21,096
                                                                 ---------        ---------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                 13,935           21,012
      Allowance for doubtful accounts                                  387              463
      Deferred income taxes                                           (176)            (355)
      Equity in income of affiliate                                    981               --
      Deferred compensation expense                                     95               --
      Changes in assets and liabilities:
        Accounts receivable                                         (8,458)          (7,587)
        Prepaids and other assets                                   (1,237)            (618)
        Accounts payable and accrued expenses                        6,662            3,998
        Customer advances, deposits and deferred income               (355)             120
                                                                 ---------        ---------
        Net cash provided by operating activities                   25,565           38,129
                                                                 ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                              (23,939)         (39,983)
   Purchase of Intellisystems                                       (2,000)              --
   Purchase of Pamet River, net of $339 cash acquired                   --           (1,462)
   Purchase of Smart Call                                               --           (2,590)
   Contract acquisition costs                                      (10,900)              --
   Changes in accounts payable and accrued liabilities
      related to investing activities                                 (781)             (55)
   (Increase) decrease in short-term investments                    13,790             (191)
                                                                 ---------        ---------
        Net cash used in investing activities                      (23,830)         (44,281)
                                                                 ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in short-term borrowings                             1,549              307
   Net increase in line of credit                                       --           22,000
   Cash received in acquisition                                        276               --
   Payments on long-term debt and capital leases                    (1,908)          (4,991)
   Proceeds from exercise of stock options                           2,302            2,313
                                                                 ---------        ---------
            Net cash provided by financing activities                2,219           19,629
                                                                 ---------        ---------
   Effect of exchange rate changes on cash                              (1)          (2,019)
                                                                 ---------        ---------
NET INCREASE  IN CASH AND CASH EQUIVALENTS                           3,953           11,458
CASH AND CASH EQUIVALENTS, beginning of period                       7,338            8,796
                                                                 ---------        ---------
CASH AND CASH EQUIVALENTS, end of period                         $  11,291        $  20,254
                                                                 =========        =========

               The accompanying notes are an integral part of
             these condensed consolidated financial statements.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE (1)--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of TeleTech Holdings, Inc. and subsidiaries (the "Company") as of September 30, 1999 and 1998 and for the periods then ended. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

         The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

NOTE (2)-- SEGMENT INFORMATION AND CUSTOMER CONCENTRATIONS

         The Company classified its business activities into four fundamental areas: outsourced operations in the United States, facilities management operations, international outsourced operations, and technology services and consulting. These areas are separately managed and each has significant differences in capital requirements and cost structures. Outsourced, facilities management and international outsourced operations are reportable business segments with their respective financial performance detailed herein. Technology services and consulting is included in corporate activities as it is not a material business segment. Also included in corporate activities are general corporate expenses and overall operational management expenses. Assets of corporate activities include unallocated cash, short-term investments and deferred income taxes. There are no significant transactions between the reported segments for the periods presented. The Company's three largest clients accounted for 51% of consolidated revenue for the three months ended September 30, 1999 as compared to 49% for the three months ended September 30, 1998. Due to the declines in operating income caused largely by decreased capacity utilization in several of the Company's North American shared customer interaction centers, these large clients' contribution to the operating income of the Company has increased.

                                    THREE MONTHS ENDED
                                      SEPTEMBER 30,
                                 ----------------------
(in thousands)                      1998         1999
                                 ---------    ---------
REVENUES:
Outsourced                       $  50,969    $  74,369
Facilities Management               21,442       23,556
International Outsourced            17,775       23,434
Corporate Activities                 2,180        4,772
                                 ---------    ---------
      Total                      $  92,366    $ 126,131
                                 =========    =========

INCOME (LOSS) FROM OPERATIONS:

Outsourced                       $  11,739    $  17,451
Facilities Management                2,961        1,118
International Outsourced               399        2,011
Corporate Activities                (6,961)      (9,592)
                                 ---------    ---------
      Total                      $   8,138    $  10,988
                                 =========    =========


                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 - CONTINUED

                                     NINE MONTHS ENDED
                                       SEPTEMBER 30,
                                 ----------------------
(in thousands)                      1998         1999
                                 ---------    ---------
REVENUES:
Outsourced                       $ 140,382    $ 213,145
Facilities Management               61,032       64,289
International Outsourced            53,553       62,260
Corporate Activities                 5,742       17,640
                                 ---------    ---------
      Total                      $ 260,709    $ 357,334
                                 =========    =========

INCOME (LOSS) FROM OPERATIONS:

Outsourced                       $  28,493    $  48,007
Facilities Management                8,376        4,172
International Outsourced             3,949        3,144
Corporate Activities               (17,908)     (27,304)
                                 ---------    ---------
      Total                      $  22,910    $  28,019
                                 =========    =========

                                                BALANCE AS OF
                                        ----------------------------
                                        DECEMBER 31    SEPTEMBER 30,
(in thousands)                              1998           1999
                                        -----------    -------------
ASSETS:
Outsourced Assets                        $101,105        $124,515
Facilities Management Assets               18,121          15,653
International Outsourced Assets            57,567          66,106
Corporate Activities Assets                54,117          73,712
                                         --------        --------
      Total                              $230,910        $279,986
                                         ========        ========


GOODWILL (INCLUDED IN TOTAL ASSETS):

International Outsourced Goodwill, Net   $  6,803        $  8,965
Corporate Activities Goodwill, Net          8,219          10,407
                                         --------        --------
      Total                              $ 15,022        $ 19,372
                                         ========        ========


                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 - CONTINUED

         The following geographic data include revenues based on the location the services are provided (in thousands).

                                    THREE MONTHS ENDED
                                      SEPTEMBER 30,
                                 ----------------------
                                    1998         1999
                                 ---------    ---------
REVENUES:

United States                     $ 70,443     $ 97,594
Australia                            8,946       12,983
Canada                               9,409        8,218
Rest of world                        3,568        7,336
                                  --------     --------
      Total                       $ 92,366     $126,131
                                  ========     ========

                                     NINE MONTHS ENDED
                                       SEPTEMBER 30,
                                 ----------------------
                                    1998         1999
                                 ---------    ---------
REVENUES:

United States                    $197,221     $280,248
Australia                          26,672       36,930
Canada                             26,789       24,622
Rest of world                      10,027       15,534
                                 --------     --------
      Total                      $260,709     $357,334
                                 ========     ========


NOTE (3)--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES (IN THOUSANDS):

                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                    -------------------------------
                                                        1998              1999
                                                    ------------       ------------
Cash paid for interest                                  $   946         $ 1,461
Cash paid for income taxes                              $ 5,641         $15,444

Noncash investing and financing activities:

    Stock issued in purchase of Intellisystems          $ 3,389         $  --
    Stock issued in purchase of Pamet River, Inc.       $  --           $ 1,753


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

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 - CONTINUED

multinational companies. The transaction has been accounted for as a purchase and goodwill will be amortized using the straight-line method over 20 years. The operations of Smart Call for all periods prior to the acquisition are immaterial to the results of the Company and, accordingly, no pro forma financial information has been presented.

         As a part of the Smart Call acquisition, the Company paid $300,000, including costs associated with the transaction, for the option to acquire Connect S.A. ("Connect"), a sister company with additional customer service and systems integration capabilities. The option has been accounted for as an other asset. Refer to Note (6)--Subsequent Event for an update on this acquisition.

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

         The Company's comprehensive income for the three and nine months ended September 30, 1998 and 1999 was as follows (in thousands):

                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                       1998          1999
                                                     --------      --------
Net income for the period                            $ 4,715       $10,831
Change in cumulative translation adjustment             (191)          307
                                                     -------       -------
Comprehensive income                                 $ 4,524       $11,138
                                                     =======       =======

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                       1998          1999
                                                     --------      --------
Net income for the period                           $ 13,731       $ 21,096
Change in cumulative translation adjustment             (758)           983
                                                    --------       --------
Comprehensive income                                $ 12,973       $ 22,079
                                                    ========       ========

NOTE (6)--SUBSEQUENT EVENT

         On October 12, 1999, the Company acquired 100% of the common stock of Connect (See "Note (4)--Acquisitions" above) for approximately $2,300,000 in cash including costs related to the acquisition. The former owners of Connect will also be entitled to an earn-out premium based on the results of the Company's consolidated operations in Argentina in 2000. Connect is located in Buenos Aires, Argentina and provides customer relationship management solutions, as well as help desk, systems integration and information technology solutions to Latin American and multinational companies in a variety of industries. The transaction has been accounted for as a purchase and goodwill will be amortized using the straight-line method over 20 years. The operations of Connect for all periods prior to the acquisition are immaterial to the results of the Company and, accordingly, no pro forma financial information has been presented.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

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

FORWARD-LOOKING STATEMENTS

         All statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" or elsewhere in this quarterly report that are not statements of historical fact are forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements include, without limitation (i) the expectation that selling, general, and administrative expenses will decline in periods of significant revenue increases; (ii) the anticipated level of capital expenditures for 1999; (iii) the Company's belief that existing cash, available borrowings and cash from operations will be sufficient to finance the Company's near term operations; (iv) the Company's estimate of the impact of the Year 2000 issues; (v) the Company's belief that near-term interest rate fluctuations will not result in a material effect on future earnings, fair values or cash flows of the Company; (vi) the Company's belief that foreign currency rate fluctuations may positively or negatively affect revenues and net income attributable to the Company's foreign subsidiaries; and (vii) statements relating to the Company or its operations that are preceded by terms such as "anticipates", "expects," "believes," "intends," "will," "plans" and similar expressions.

         The Company's actual results, performance or achievements may differ materially from expectations implied by such forward-looking statements as a result of various factors, including, without limitation, the following:

         - agreements with its clients do not ensure that the Company will generate a specific level of revenue and may be canceled by the clients on short notice;

         - amount of revenue the Company generates from a particular client is dependent upon customers' interest in and use of the client's products or services, some of which are recently introduced or untested;

         - loss of a significant client or the termination or completion of a significant client program may have a material adverse effect on the Company's capacity utilization and results of operations;

         - there can be no assurance that the Company will be successful in integrating acquired companies into the Company's existing businesses or that any completed acquisition will enhance the Company's business, results of operations or financial condition;

         - certain risks inherent in conducting international business, including without limitation exposure to currency fluctuations, longer payment cycles and greater difficulties in accounts receivable collection; and

         - management's view of the most reasonably likely worst case Year 2000 scenario may be too optimistic.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 - CONTINUED

These cautionary statements should not be construed as an exhaustive list. The Company cannot always predict what factors would cause actual results to differ materially from those indicated by its forward-looking statements. All cautionary statements should be read as being applicable to all forward-looking statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Total consolidated revenues increased $33.8 million or 37% to $126.1 million for the three months ended September 30, 1999 from $92.4 million for the three months ended September 30, 1998. Revenues from the Company's Outsourced segment increased $23.4 million to $74.4 million for the three months ended September 30, 1999 from $51.0 million for the three months ended September 30, 1998. This revenue growth was derived as follows. This increase resulted from $5.7 million in revenues from new client programs and $18.5 million in increased revenue from existing client programs. Contract expirations and other client reductions offset a portion of these increases. Revenues for the three months ended September 30, 1999 include $23.6 million from the Facilities Management segment as compared with $21.4 million for the three months ended September 30, 1998 due to increased client volumes. Revenues from the Company's International Outsourced segment increased $5.7 million to $23.4 million for the three months ended September 30, 1999 from $17.8 million for the three months ended September 30, 1998. This increase is primarily due to increased revenue from existing clients in Australia and Latin America offset by declines in revenue in Canada. Revenues from the Corporate Activities segment (which includes technology-related revenues) increased $2.6 million to $4.8 million for the three months ended September 30, 1999 from $2.2 million for the three months ended September 30, 1998. This is primarily related to revenues from the Cygnus and Pamet River acquisitions completed in the fourth quarter of 1998 and the first quarter of 1999, respectively.

          Costs of services increased $24.7 million, or 42%, to $83.9 million for the three months ended September 30, 1999 from $59.1 million for the three months ended September 30, 1998. Costs of services as a percentage of revenues increased from 64.0% for the three months ended September 30, 1998 to 66.5% for the three months ended September 30, 1999. This is primarily due to gross margin declines resulting from the decreased revenue in the Facilities Management segment. Also, increased revenues in several large client programs as they matured through the start-up phase caused a change in the revenue and service mix and resulted in cost of services as a higher percentage of revenues.

         Selling, general and administrative expenses increased $6.2 million, or 25% to $31.3 million for the three months ended September 30, 1999 from $25.1 million for the three months ended September 30, 1998. Selling, general and administrative expenses as a percentage of revenues decreased from 27.2% for the three months ended September 30, 1998 to 24.8% for the three months ended September 30, 1999 due to significant cost containment measures.

         As a result of the foregoing factors, income from operations increased $2.9 million or 35%, to $11.0 million for the three months ended September 30, 1999 from $8.1 million for the three months ended September 30, 1998. Operating income as a percentage of revenues decreased slightly from 8.8% for the three months ended September 30, 1998 to 8.7% for the three months ended September 30, 1999. Income from operations from the Company's Outsourced segment increased $5.7 million to $17.5 million for the three months ended September 30, 1999 from $11.7 million for the three months ended September 30, 1998. Income from operations as a percentage of revenue for the outsourced segment increased from 23.0% for the three months ended September 30, 1998 to 23.5% for the three months ended September 30, 1999. This increase resulted from significant increases in revenues in several large client programs offset by excess capacity in several customer interaction centers. Income from operations for the three months ended September 30, 1999 includes approximately $1.1 million from the Facilities Management segment as compared with $3.0 million for the three

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 - CONTINUED

months ended September 30, 1998. Income from operations as a percentage of revenue for the Facilities Management segment decreased from 13.8% for the three months ended September 30, 1998 to 4.7% for the three months ended September 30, 1999. This decrease resulted primarily from increased healthcare costs in one of the Company's Facilities Management contracts and decreased volumes in another Facilities Management contract. Income from operations in the Company's International Outsourced segment increased $1.6 million to $2.0 million for the three months ended September 30, 1999 from $399,000 for the three months ended September 30, 1998. Income from operations as a percentage of revenue for the International Outsourced segment increased from 2.2% for the three months ended September 30, 1998 to 8.6% for the three months ended September 30, 1999. This increase resulted primarily from increased revenues in Australia and Latin America offset by lower volumes in Canada. The operating loss from operations from the Corporate Activities segment (which includes technology-related operations) increased $2.6 million to $9.6 million for the three months ended September 30, 1999 from $7.0 million for the three months ended September 30, 1998. This increase is primarily related to the increased expenses resulting from the Company's significant growth over the period and the Company's increased investment in technology. The Company's three largest clients accounted for 51% of the Company's revenues for the three months ended September 30, 1999. Due to the declines in operating income caused largely by the capacity utilization in several of the Company's North American shared customer interaction centers, these large clients contribution to the operating income of the Company has increased from prior periods.

         Other income totaled $7.0 million for the three months ended September 30, 1999 compared with a $364,000 loss during the three months ended September 30, 1998. This is primarily related to a $6.7 million gain on the settlement of a long-term contract (See "Part II. Other Information, Item
1. Legal Proceedings.") and a decrease in business combination expenses.

         As a result of the foregoing factors, net income increased $6.1 million or 129.7%, to $10.8 million for the three months ended September 30, 1999 from $4.7 million for the three months ended September 30, 1998. Exclusive of the impact of the one time gain on settlement of the long term contract in 1999 and the business combination expenses in 1998, net income increased $1.8 million or 36.0% from $5.0 million for the three months ended September 30, 1998 to $6.8 million for the three months ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues increased $96.6 million or 37% to $357.3 million for the nine months ended September 30, 1999 from $260.7 million for the nine months ended September 30, 1998. This revenue growth was derived as follows. Revenues from the Company's Outsourced segment increased $72.8 million to $213.1 million for the nine months ended September 30, 1999 from $140.4 million for the nine months ended September 30, 1998. This increase resulted from $13.4 million in revenues from new client programs and $66.7 million in increased revenue from existing client programs. Contract expirations and other client reductions offset a portion of these increases. Revenues for the nine months ended September 30, 1999 include $64.3 million from the Facilities Management segment as compared with $61.0 million for the nine months ended September 30, 1998. This increase is due to increased volumes in one of the Company's facilities management contracts and lower volumes in another contract. Revenues from the Company's International Outsourced segment increased $8.7 million to $62.3 million for the nine months ended September 30, 1999 from $53.6 million for the nine months ended September 30, 1998. This increase is primarily due to increased revenue from existing clients in Australia and Latin America offset by declines in volumes in Canada. Revenues from the Corporate Activities segment (which includes technology-related revenues) increased $11.9 million to $17.6 million for the nine months ended September 30, 1999 from $5.7 million for the nine months ended September 30, 1998. This is primarily related to revenues from the Cygnus and Pamet River acquisitions completed in the fourth quarter of 1998 and the first quarter of 1999, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 -- CONTINUED

          Costs of services increased $69.8 million, or 42%, to $238.1 million for the nine months ended September 30, 1999 from $168.3 million for the nine months ended September 30, 1998. Costs of services as a percentage of revenues increased from 64.6% for the nine months ended September 30, 1998 to 66.6% for the nine months ended September 30, 1999. This is primarily a result of increased revenues in several large client programs as they matured through the start-up phase caused a change in the revenue and service mix and resulted in cost of services as a higher percentage of revenues. Also decreased revenue in the Facilities Management segment contributed to gross margin declines.

         Selling, general and administrative expenses increased $21.7 million, or 31% to $91.2 million for the nine months ended September 30, 1999 from $69.5 million for the nine months ended September 30, 1998. Selling, general and administrative expenses as a percentage of revenues decreased from 26.7% for the nine months ended September 30, 1998 to 25.5% for the nine months ended September 30, 1999 due to significant cost containment measures.

         As a result of the foregoing factors, income from operations increased $5.1 million or 22%, to $28.0 million for the nine months ended September 30, 1999 from $22.9 million for the nine months ended September 30, 1998. Operating income as a percentage of revenues decreased from 8.8% for the nine months ended September 30, 1998 to 7.8% for the nine months ended September 30, 1999. Income from operations from the Company's outsourced segment increased $19.5 million to $48.0 million for the nine months ended September 30, 1999 from $28.5 million for the nine months ended September 30, 1998. Income from operations as a percentage of revenue for the Outsourced segment increased from 20.3% for the nine months ended September 30, 1998 to 22.5% for the nine months ended September 30, 1999. This increase resulted from significant increases in revenues in several large client programs offset by excess capacity in several customer interaction centers. Income from operations for the nine months ended September 30, 1999 includes approximately $4.2 million from the Facilities Management segment as compared with $8.4 million for the nine months ended September 30, 1998. Income from operations as a percentage of revenue for the Facilities Management segment decreased from 13.7% for the nine months ended September 30, 1999 to 6.5% for the nine months ended September 30, 1998. This decrease resulted primarily from decreased volumes and increased healthcare costs in one of the Company's Facilities Management contracts. Income from operations from the Company's International Outsourced segment decreased $805,000 to $3.1 million for the nine months ended September 30, 1999 from $3.9 million for the nine months ended September 30, 1998. Income from operations as a percentage of revenue for the International Outsourced segment decreased from 7.3% for the nine months ended September 30, 1999 to 5.0% for the nine months ended September 30, 1998. This decrease resulted primarily from lower volumes in Canada. The loss from operations from the Corporate Activities segment (which includes technology-related operations) increased $9.4 million to $27.3 million for the nine months ended September 30, 1999 from $17.9 million for the nine months ended September 30, 1998. This increase is primarily related to the increased expenses resulting from the Company's significant growth over the period and the Company's increased investment in technology.

         Other income totaled $7.2 million for the nine months ended September 30, 1999 compared with a $124,000 loss during the nine months ended September 30, 1998. This is primarily related to a $6.7 million gain on the settlement of a long-term contract (See "Part II. Other Information, Item 1. Legal Proceedings.") and a decrease in business combination expenses offset by an increase in interest expense.

         As a result of the foregoing factors, net income increased $7.4 million or 53.6%, to $21.1 million for the nine months ended September 30, 1999 from $13.7 million for the nine months ended September 30, 1998. Exclusive of the impact of the one time gain on settlement of the long term contract in 1999 and the business combination expenses in 1998, net income increased $2.5 million or 17.4% from $14.5 million for the nine months ended September 30, 1998 to $17.0 million for the nine months ended September 30, 1999.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999 the Company had cash and cash equivalents of $20.3 million and short-term investments of $37.3 million. Cash provided by operating activities was $38.1 million for the nine months ended September 30, 1999, which primarily resulted from income from operations and increased collections of accounts receivable during the period.

         Cash used in investing activities was $44.3 million for the nine months ended September 30, 1999 resulting primarily from $40.0 million in capital expenditures, $1.5 million toward the purchase of Pamet River and $2.6 million toward the purchase of Smart Call (see Note 4 accompanying the condensed financial statements).

         Cash provided by financing activities was $19.6 million resulting from the increase in borrowings of $22.0 million on the Company's line of credit offset in part by pay downs of capital leases and other debt.

         The Company has a $50.0 million unsecured revolving line of credit with a syndicate of five banks. The Company also has the option to secure at any time up to $25.0 million of the line with available cash investments. The Company has two interest rate options: an offshore rate option or a bank base rate option. The Company will pay interest at a spread of 50 to 150 basis points over the applicable offshore or bank base rate, depending upon the Company's leverage. Interest on the secured portion is based on the applicable rate plus 22.5 basis points. Borrowings under this agreement totaled $22.0 million at September 30, 1999 of which $15.0 million was secured at the Company's option with temporary short term investments disclosed on the balance sheet. Interest rates under these borrowings averaged 6.4% at September 30, 1999. Under this line of credit, the Company has agreed to maintain certain financial ratios and capital expenditure limits. The Company is in compliance with all covenants of this agreement as of September 30, 1999.

         The Company currently expects total capital expenditures in 1999 to be approximately $50 million of which $40.0 million was expended in the first nine months. The Company believes that existing cash on hand and available borrowings under the line of credit together with cash from operations should be sufficient to finance the Company's operations, planned capital expenditures and anticipated growth through 2000.

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

         The Company, with the assistance of two outside consulting firms, has implemented a multiphased program to inventory, assess, remediate and test its information technology ("IT") and non-ITsystems for Year 2000 compliance (the "Program"). The Company has completed the enterprisewide inventory, assessment, analysis and most of the remediation activities associated with Year 2000 issues. The Company is currently conducting an intensive Year 2000 follow up audit of each of its sites which has resulted in minor additional remediation activities.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 - CONTINUED

         The Company's Year 2000 consulting firms work with full-time Company employees who are dedicated to the Program. The assessments completed to date have led to the need to migrate several human resource- and payroll-oriented applications to Year 2000 compliant software, upgrade several telephone switches and procure several hundred replacement workstations. Analysis and testing of Company-generated software applications has been completed and only minor remediation has been required. The Company does not anticipate a significant need for software conversion due to Year 2000 issues, given the Company's extensive use of off-the-shelf products.

         Although the Company has completed its assessment of its internal systems, many of the Company's client programs interact with and are at least partially dependent upon the clients' internal computer systems. The Company has sought representations from each of its clients as to the Year 2000-compliance status of their systems. The Company has only received positive responses from five of its clients, which represent approximately 10% of the Company's consolidated revenues, the remainder of the Company's clients have indicated that they are in process of reviewing these systems or have referred the Company to their website for Year 2000 updates. The Company will continue to monitor the progress of its clients Year 2000 readiness and is in the process of developing contingency plans for each client program in the event that clients' systems experience Year 2000 problems.

         While the estimated cost to address Year 2000 issues are subject to change as the project nears completion, the Company currently anticipates that the total cost of assessment and remediation will be between $4 million and $5 million. Of this total estimated costs approximately 70% is anticipated to be new capital expenditures to replace non-compliant computer hardware and software. For the nine months ended September 30, 1999, the Company has incurred approximately $3.5 million in inventory, assessment and remediation and equipment and software replacement work on Year 2000 issues. Of this amount, $1.4 million was expensed in the accompanying statement of operations ($300,000 related to the third quarter of 1999) and were funded through cash flow from operations. The remaining expenditures in 1999 will be funded primarily through cash flow from operations and available cash on hand.

         In management's view, the most reasonably likely worst case Year 2000 scenario is that one or more of the Company's client programs are unable to interact with the client's computer systems. In addition, a limited number of applications may unexpectedly fail. The Company's inability to interact with the client computer systems or the failure of certain applications could result in a disruption of the Company's ability to service customers of the Company's clients.

         In the event that the Company's most reasonably likely worst case scenario occurs, the Company will assist its clients customers with systems that are operational and return calls and e-mail at the earliest opportunity in the event that a particular system or application is temporarily unavailable. The Company also plans to have key managers and staff available to address any problems that may arise.

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

         Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in U.S. interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to its normal operating and funding activities. Historically, and as of September 30, 1999, the Company has not used derivative instruments or engaged in hedging activities.

INTEREST RATE RISK

         The interest on the Company's line of credit and its Canadian subsidiary's operating loan is variable based on the bank's base rate or offshore rate, and therefore, affected by changes in market interest rates. At September 30, 1999, there was approximately $25 million in borrowings subject to interest rate risk. The Company monitors interest rates frequently and has sufficient cash balances to pay off the line of credit and any early termination penalties, should interest rates increase significantly. The Company's investments are typically short-term in nature and as a result do not expose the Company to significant risk from interest rate fluctuations. Therefore, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.

FOREIGN CURRENCY RISK

         The Company has wholly owned subsidiaries in Argentina, Australia, Brazil, Canada, Mexico, New Zealand, Singapore and the United Kingdom. The substantial majority of revenues and expenses from these operations are typically denominated in local currency, thereby creating financial statement translation exposures to changes in exchange rates. The changes in the exchange rates may positively or negatively affect the Company's revenues and net income attributed to these subsidiaries.

PART II.  OTHER  INFORMATION

Item  1. Legal Proceedings

         As disclosed in the Company's 1998 Annual Report on Form 10-K, in December 1996, TeleTech filed suit against CompuServe in the Federal District Court for the Southern District of Ohio to enforce termination provisions and collect the termination fee. CompuServe filed a counterclaim in December 1996 alleging that the Company breached other provisions of this agreement and seeking unspecified monetary damages. In March 1997, CompuServe asserted a right to offset certain accounts receivable it owes to the Company for services rendered against the amount that may be awarded to CompuServe on its counterclaim, if any. These accounts receivable total $4.3 million. In July 1999, the Company reached a settlement with CompuServe and other parties whereby the Company would receive $12.0 million in final settlement, of which $5.5 million was received on August 10, 1999 and the remainder is required to be paid in the fourth quarter of 1999.

         From time to time, the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations or financial condition.

Item 5.   Recent Developments

         On October 18, 1999, TeleTech named systems integration, solutions, and services industry expert, Scott D. Thompson ("Mr. Thompson") as president and chief executive officer. Mr. Thompson also joined the TeleTech board of directors.

         Mr. Thompson, 43, was formerly president of Lucent Technologies' Netcare Professional Services Division. Netcare designs, installs, maintains, manages and operates broadband networks that deliver converged voice, data and video. Prior to Lucent, Mr. Thompson was executive vice president of Global Integration Services for Ascend Communications, which was acquired by Lucent. His background also includes executive management internationally and domestically at Compaq Computer Corporation and Tandem Computers Incorporated.

         Kenneth D. Tuchman, (" Mr. Tuchman") 40, will continue as TeleTech chairman of the board. Mr. Tuchman has served as TeleTech chairman and CEO since he founded the company in 1982. As chairman, he will share in providing strategic direction and developing alliances and customer relationships. Mr. Thompson will lead development and execution of the company's strategic direction, provide day-to-day management of the company's operations and contribute to corporate relations activities.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The following documents are filed as an exhibit to this report:

               3.1     Restated Certificate of Incorporation of
                       TeleTech[1] {Exhibit 3.1}
               3.2     Amended and Restated Bylaws of TeleTech [1] {Exhibit 3.2}
              10.19*   Employment Agreement dated October 2, 1999 between
                       Scott D. Thompson and TeleTech
              10.20*   Stock Option Agreement dated October 18, 1999 between
                       Scott D. Thompson and TeleTech
              10.21*   Stock Option Agreement dated October 18, 1999 between
                       Scott D. Thompson and TeleTech
              27.1*    Financial Data Schedule

              * Filed herewith

              [ ]Such exhibit previously filed with the Securities and Exchange Commission as exhibits to the filing indicated below, under the exhibit number indicated in brackets {}, and is incorporated by reference.

              [1] TeleTech's Registration Statement on Form S-1, as amended (Registration Statement No. 333-04097)

              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TELETECH HOLDINGS, INC.
                                       -----------------------
                                            (Registrant)

Date: November 11, 1999                By: /s/ SCOTT D. THOMPSON
      -----------------                   --------------------------
                                          Scott D. Thompson
                                          President and Chief Executive Officer

Date: November 11, 1999                By: /s/ NORMAN A. BLOME
      -----------------                   --------------------------
                                          Norman A. Blome, Acting Chief
                                          Financial Officer