Form 10-K
period 1999-12-31
TELETECH HOLDINGS INC
filed 2000-03-29
CIK 1013880

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999,
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM               TO

                         COMMISSION FILE NUMBER 0-21055

                            ------------------------

                            TELETECH HOLDINGS, INC.

             (Exact Name of Registrant as Specified in Its Charter)

                    DELAWARE                                          84-1291044
         (State or Other Jurisdiction of                  (IRS Employer Identification No.)
         Incorporation or Organization)

1700 LINCOLN STREET, SUITE 1400, DENVER, COLORADO                       80203
    (Address of Principal Executive Offices)                          (Zip Code)

                                 (303) 894-4000
              (Registrant's Telephone Number, Including Area Code)

                            ------------------------

    Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 24, 2000, there were 62,338,826 shares of the registrant's common stock outstanding. The aggregate market value of the registrant's voting stock that was held by non-affiliates on such date was $855,716,114 based on the closing sale price of the registrant's common stock on such date as reported on the Nasdaq Stock Market.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of TeleTech Holdings, Inc.'s definitive proxy statement for its annual meeting of stockholders to be held on May 3, 2000, are incorporated by reference into Part III of this Form 10-K, as indicated.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

    TeleTech Holdings, Inc. (together with its wholly-owned subsidiaries, the Company or TeleTech) is a leading provider of eCommerce-enabling customer management solutions (eCRM) for large domestic, foreign and multinational companies. TeleTech helps its clients acquire, serve, retain and maximize their revenue from customers by strategically managing inbound telephone and Internet-based inquiries on their behalf. Such programs include both automated and human-assisted support and involve all stages of the customer relationship. Programs consist of a variety of customer management and product support activities, such as providing new product information, enrolling customers in client programs, providing 24-hour technical and help desk support and resolving customer complaints. The Company's customer management solution encompasses the following capabilities:

    - strategic consulting and process redesign;

    - infrastructure deployment including the securing, designing and building of world-class customer interaction centers;

    - recruitment, education and management of client-dedicated customer care representatives;

    - electronic intelligence delivery to clients;

    - engineering operational process controls and quality systems;

    - technology consulting and implementation, including the integration of hardware, software, network and computer-telephony technology; and

    - database management, which involves the accumulation, management and analysis of customer information to deliver actionable marketing solutions.

    TeleTech delivers its customer management services mostly through customer-initiated (inbound) telephone calls, e-mail and the Internet. Services are provided via automated support and by trained customer care representatives (representatives) in response to an inquiry that a customer makes by calling a toll-free telephone number or by sending an Internet message.

    Representatives respond to customer inquiries from customer interaction centers utilizing state-of-the-art workstations, which operate on TeleTech's sophisticated technology platform. This technology platform incorporates digital switching, client/server technology, object-oriented software modules, relational database management systems, proprietary call tracking management software, computer telephony integration and interactive voice response.

    In July 1999, TeleTech launched CyberCare-TM-, an innovative multichannel eCRM technology platform. CyberCare integrates TeleTech's best-of-breed software, systems integration capabilities and customer management to enable companies to sell to and service their customers on a very large scale anytime, anywhere, over any media. The solution incorporates the full spectrum of Internet communications, including custom e-mail response, chat and extensive Web co-browsing capabilities. Whether a customer sends an e-mail, clicks an icon on a Web site asking for immediate help or service or places a telephone call, CyberCare routes the inquiry to a trained and technology-enabled TeleTech representative. The representative is then able to perform a host of services, including personalized customer care, billing and technical support, online sales, loyalty and affinity programs, real-time product availability and delivery status, Web site support, up-selling, cross-selling, and more.

    The primary components of TeleTech's CyberCare solution are as follows:

    - Customer-Centric Platform: TeleTech's customer relationship management software that has been enhanced to manage the various Web-based communications associated with CyberCare;

    - E-mail: Provides automated e-mail responses to customer interactions, or routes customer e-mail to appropriate representative to respond in a personalized fashion;

    - Chat: Allows for representative interaction with customer real-time over the Web;

    - Web Co-browsing: Provides representatives with the ability to simultaneously view a Web site with the customer and navigate based upon the customer's request for information - a phone call or chat session is simultaneously initiated to interact with the customer during the co-browsing session;

    - Web Call Back: Customers have the ability to click an icon on a Web site to request a phone call back from a representative either immediately or at a specific time;

    - Real-time Training: Incorporates real-time training via the Web for CyberCare representatives delivered directly to the desktop;

    - Online Reference Library: Provides representatives with access to a searchable online database and comprehensive information resource; and

    - Automated Support: TeleTech's inference-based expert system enables customers to diagnose and resolve support issues via interactive response, e-mail or the Internet.

    TeleTech provides services from customer interaction centers leased, equipped and staffed by TeleTech (fully outsourced programs) and from customer interaction centers leased and equipped by its clients and staffed by TeleTech (facilities management programs). The Company's fully outsourced customer interaction centers serve either multiple clients (shared centers) or one dedicated client (dedicated centers). TeleTech typically establishes long-term, strategic relationships, formalized by multiyear contracts, with selected clients in the telecommunications, technology, transportation, financial services, government services, healthcare and utilities industries. TeleTech targets clients in these industries because of their complex product and service offerings and large customer bases, which require frequent, increasingly sophisticated, customer interactions. For example, the Company has entered into multiyear, multi-facility contracts with the U.S. Postal Service (the Postal Service) and GTE Communications Corporation (GTE).

    The Company was founded in 1982 and has been providing primarily inbound customer management solutions since its inception. As of December 31, 1999, TeleTech leased or managed a total of 29 customer interaction centers, 16 located in the United States, four in Canada, three in Australia and one each in Argentina, Brazil, Mexico, New Zealand, Singapore and the United Kingdom, equipped with a total of 11,908 state-of-the-art workstations. In 2000, the Company plans to deploy five or six additional shared centers.

RECENT DEVELOPMENTS

    During the first quarter 2000, the Company reached definitive agreement on the formation of a joint venture with Ford Motor Company (Ford) to consolidate Ford's customer contact centers around the globe. Under the terms of the agreement, the Company holds a majority share of the new venture (55 percent). It is anticipated that the venture will consolidate Ford's current worldwide network of customer contact centers under a single partner with an integrated central database that ultimately will enhance customers' total relationship with Ford. The Company will utilize its CyberCare platform to integrate various channels, including voice and Internet, into the venture's customer management solution.

SERVICES

    TeleTech offers fully integrated, eCommerce-enabling customer management solutions encompassing strategy, infrastructure, education, technology and marketing solutions. TeleTech works closely with its clients to rapidly design and implement large-scale, tailored customer management programs that provide comprehensive solutions to their specific business needs. An integral component of TeleTech's service offering is strategic consulting, by which the Company develops and applies improved processes to make a client's customer management or product support processes more cost-effective, productive and valuable. At the start of a potential new client relationship, TeleTech assesses the client's existing capabilities; goals and strategies; customer management or product support processes and related software, hardware and telecommunications systems; training; real estate project development; and facilities management and develops a tailored customer management solution based on its assessment. After presenting a proposed solution and being awarded a contract, TeleTech works closely with the client to further develop, refine and implement more efficient and productive customer interaction processes and technological solutions that link the customer, the client and TeleTech.

    After the Company designs and develops a customer management program, representatives provide a wide range of ongoing voice and Web-based communications services incorporating one or more customer acquisition, service, retention, satisfaction and loyalty programs. In a typical inbound customer interaction, a customer calls a toll-free number or sends an Internet message to request product, service or technical information or assistance. Upon receipt of the call or Internet message, the representative's computer screen automatically displays the client's specific product, service or technical information to enable the representative to assist the customer.

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

    - directing customers to product or service sources;

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

MARKETS AND CLIENTS

    TeleTech focuses its marketing efforts on large domestic, foreign and multinational companies in the telecommunications, technology, government services, financial services, transportation and healthcare industries, which accounted for approximately 41%, 21%, 13%, 11%, 10% and 3%, respectively, of the Company's revenues in 1999. The Company is also currently developing opportunities in the utilities marketplace given the deregulation and privatization taking place in the industry. Other industries, including utilities, accounted for 1% of the Company's revenues in 1999. The Company's two largest clients in 1999 were GTE and United Parcel Service which accounted for approximately 27% and 10%, respectively, of the Company's revenues. TeleTech's Strategic Business Units (SBUs) are responsible for developing and implementing customized, industry-specific customer management solutions for clients in these target industries. TeleTech's healthcare and utilities SBUs are still in the development stage.

    TELECOMMUNICATIONS. The telecommunications SBU primarily serves long-distance, local and wireless telephone service providers, including GTE and certain long distance and regional Bell operating companies. Services include verifying long-distance service sales, responding to customer inquiries, providing consumer and business telephone service account management and providing ongoing product and service support. TeleTech believes that the Telecommunications Act of 1996, which has removed barriers to competition in and between the local and long-distance telephone markets within the United States, and the development of new wireless products, including those utilizing personal communication services (PCS) technology, are expanding the breadth of products and services that require customer service and support and will create additional demand for TeleTech's services within the telecommunications industry.

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

    TRANSPORTATION. TeleTech's transportation SBU provides a variety of services to clients in the package delivery and travel industries. Since 1996, TeleTech has managed three customer interaction centers and provided customer management on behalf of United Parcel Service, one of the nation's largest parcel delivery companies. In February 1999, TeleTech was awarded a multiyear contract from a Singapore-based airline to manage customer interactions for its new frequent flyer program. This new relationship enabled TeleTech to launch its first customer interaction center in Singapore.

    FINANCIAL SERVICES. In February 2000, TeleTech was awarded a long-term contract from a leading insurance company. Under this agreement, TeleTech's licensed representatives will provide quotes and assist customers in the purchase and modification of insurance policies across multiple channels. TeleTech also provides comprehensive customer management solutions for several leading financial services institutions, including a large Canadian insurance company and two prominent North American providers of financial services. In 1999, TeleTech was awarded a multiyear contract to be the exclusive provider of customer relationship management services across multiple media for a large North American-based online bank. In addition, TeleTech provides customer services for several large Australian banks from its customer interaction centers in Australia and New Zealand. The Australian and New Zealand operations also provide customer management solutions to customers of insurance companies and automobile club clients.

    GOVERNMENT SERVICES. TeleTech provides customer management services to the United States Postal Service through two customer interaction centers, under a facilities management contract awarded in 1997 and a fully-outsourced contract awarded in August 1998.

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

SALES AND MARKETING

    As most companies consider the customer management function to be strategic in nature, the Company's business development personnel generally focus their marketing efforts on potential clients' senior executives. For each SBU, TeleTech hires business development personnel who have substantial industry expertise and can identify and generate sales leads. TeleTech employs a consultative approach in assessing the current and prospective needs of a potential client. Following initial discussions with a potentially significant client, a carefully chosen TeleTech team, usually composed of applications and systems specialists, operations experts, human resources professionals and other appropriate management personnel, thoroughly studies the client's operations. The Company invests significant resources during the development of a potentially large client relationship to understand the client's existing customer management processes, culture, decision parameters and goals and strategies. TeleTech assesses the client's customer management needs and, with input from the client, develops and implements tailored customer management solutions.

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

OPERATIONS

    TeleTech provides its customer management services through the operation of 29 state-of-the-art customer interaction centers located in the United States, Argentina, Australia, Brazil, Canada, Mexico,

New Zealand, Singapore and the United Kingdom. As of December 31, 1999, TeleTech leased 24 customer interaction centers and also managed five customer interaction centers on behalf of three clients. TeleTech expects to open five or six new shared customer interaction centers in 2000. TeleTech has received
ISO 9002 certification for 11 of its U.S. customer interaction centers and for three of its customer interaction centers in Australia and New Zealand. In addition, TeleTech's Corporate Real Estate Organization has received ISO 9002 certification for its real estate services.

    TeleTech uses standardized development procedures to minimize the time it takes to open a new customer interaction center. The objectives of the Project Delivery Process are to minimize costs, reduce cycle time (time-to-market), and eliminate the effects that might compromise success. The Project Delivery Process is comprised of eight phases that are further broken down into more than 130 individual tasks. Each step must fully support the general objectives of reducing costs and optimizing cycle times, as well as more focused and client-specific goals such as labor availability/cost, right-to-work status, competition for employees from area call centers, economic incentives and telecom infrastructure/cost.

    The Company applies predetermined site selection criteria to identify locations conducive to operating large-scale, sophisticated customer management facilities in a cost-effective manner. TeleTech maintains current databases covering demographic statistics on over 275 cities and availability of specific properties that meet TeleTech's generic needs which are used to produce a project-specific short list. The Company also aggressively pursues incentives such as tax abatements, cash grants, low-interest loans, training grants and low cost utilities. Following comprehensive site evaluations and cost analyses, a specific site is located and a lease is negotiated and finalized. Thereafter, the site is retrofitted to exacting requirements that incorporate value engineering, cost control and schedule concepts while placing great emphasis on the quality of the representative work environment. Upon completion, the Company integrates the new customer interaction center into the corporate facility and asset management programs. TeleTech conducts critical reviews of the Project Delivery Process at each phase to evaluate effectiveness and efficiency. Because of the effectiveness of the Project Delivery Process, TeleTech can establish a new, fully operational inbound customer interaction center containing 450 or more workstations within 90 to 120 days.

    Customer interaction center capacity is determined both by geographical analysis and site selection as well as complexity and type of customer management programs provided. The Company's U.S.-leased, full-scale customer interaction centers range in size from 31,000 to 90,000 square feet and contain between 350 and 570 production workstations. Although the dimensions of its existing customer interaction centers currently are not uniform, the Company has developed a standardized technology and infrastructure platform for TeleTech-leased customer interaction centers. The Company expects that new U.S. customer interaction centers will contain approximately 50,000 to 65,000 square feet of space and between 300 to 450 workstations.

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

    TeleTech utilizes a number of sophisticated applications designed to minimize administrative burdens and maximize productivity. Such applications include a proprietary representative performance system that tracks representative activity at each workstation and a proprietary billing system that tracks time spent on administration, training, data processing and other processes conducted in support of client or internal tasks.

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

TECHNOLOGY

    The Company utilizes industry standard tools to create customized customer relationship management solutions for its clients. These solutions enable the Company to track the details of each customer interaction and consolidate interaction information into a customer database that can be accessed and referred to by representatives as they deliver services. TeleTech customer interaction centers employ state-of-the-art technology that incorporates Internet-enabled digital switching technology, object-oriented software, relational database management systems, state-of-the-art interaction tracking and workforce management systems, CTI, interactive voice response and voice recognition. TeleTech's interaction routing technology enables customer requests to be routed to the next available representative who has the appropriate knowledge, skill, equipment and language sets. Interaction tracking and workforce management systems generate and track historical volumes by client, enabling the Company to schedule personnel efficiently to accommodate fluctuations in customer interaction volume. TeleTech's technology base enables it to provide single interaction resolution and decrease customer wait times, thereby enhancing customer satisfaction.

    TeleTech's applications use products developed by Microsoft, Oracle, Genesys, Cisco, IBM and others. TeleTech has invested significant resources in designing and developing industry-specific open-systems software applications and tools. As a result, TeleTech maintains an extensive library of reusable, object-oriented software code that is used by TeleTech's applications development professionals to develop customized customer management software. TeleTech's systems capture and record varieties of information obtained during each customer interaction into relational databases for real-time, daily, weekly or monthly reporting to clients. TeleTech runs its applications software on open-system, client-server architecture that utilizes computer processors, server components and hardware platforms produced by manufacturers such as Compaq, Hewlett Packard, IBM and Sun Microsystems. TeleTech has and will continue to invest significant resources into the development and implementation of emerging customer management and technical support technologies.

    TeleTech centers utilize "Universal Representative" workstations with inbound, outbound, Internet and fax-back capabilities, the majority of which run on Pentium-based computers. All workstations are PC-based and utilize CTI technology, which connects the computer to a telephone switch allowing calls and computer data to be transferred simultaneously. By using simple, intuitive graphical user interfaces (GUIs), which substitute easy-to-understand graphics for text, TeleTech enables its representatives to focus on assisting the customer rather than on the technology and to obtain customer information using significantly fewer keystrokes. The user-friendly interface also helps to decrease training time and increase the speed of managing customer interactions.

    During 1999 TeleTech launched its CyberCare online customer management solution. CyberCare integrates TeleTech's best-of-breed software, systems integration capabilities and customer care to enable companies to sell to and service their customers on a very large scale anytime, anywhere, over any media. The solution incorporates the full spectrum of Internet communications, including custom e-mail response, chat and extensive Web co-browsing capabilities. Whether a customer sends an e-mail, clicks an icon on a Web site asking for immediate help or service or places a telephone call, CyberCare routes the inquiry to a trained and technology-enabled TeleTech representative. The representative uses TeleTech's proprietary customer management software platform to perform a host of services, including personalized customer care, billing and technical support, on-line sales, loyalty and affinity programs, real-time product availability and delivery status, Web site support, up-selling, cross-selling, and more.

    During 1999 TeleTech completed the integration of many of its technology acquisitions from 1998 into a global delivery organization. This organization has completed many challenging solutions engagements integrating technologies such as Web- and telephone-based, real-time transaction processing solutions, complex interactive voice response integration with CORBA legacy environments and Web-based distance learning solutions. Many of the projects have been deployed on an international basis leveraging expertise gained in the US and around the world to create world class solutions. The global delivery organization has also established key alliances with external systems integration organization to augment TeleTech resources and meet client demands for rapid implementation.

    During 1999 the TeleTech information technology group, in conjunction with an outside consulting firm, executed a Year 2000 multiphased program to inventory, assess, remediate and test its systems for Year 2000 compliance. The consulting firm worked with full-time Company employees who were dedicated to the Program. The assessments completed led to the need to migrate several human resource- and payroll-oriented applications to Year 2000 compliant software, upgrade several telephone switches and procure several hundred replacement workstations. Analysis and testing of Company-generated software applications were completed, and the turn of the century had no significant impact on the Company. In addition, the impact on the Company related to third parties was also insignificant.

HUMAN RESOURCES

    TeleTech's success in recruiting, hiring and training large numbers of skilled employees is critical to its ability to provide high quality customer management solutions to its clients. TeleTech generally offers a competitive pay scale, hires primarily full-time employees who are eligible to receive the full range of employee benefits and provides employees with a clear, viable career path.

    TeleTech is committed to the continued education and development of its employees and believes that providing TeleTech employees with access to new learning opportunities produces job satisfaction, ensures a higher quality labor force and fosters loyalty between TeleTech's employees and the clients they serve. Before managing customer interactions, representatives receive from one to five weeks of on-site training in TeleTech's or the client's training facilities, coupled with online training and education through the Company's Digital Creators subsidiary, to learn about the client's corporate culture, specific product or service offerings, numerous media used in managing customer interactions, and the customer management program that TeleTech and the client will be undertaking. Representatives generally receive a minimum of six to eight hours of ongoing training per month and often receive supplemental training as needed to provide high quality customer service and product support.

    As of December 31, 1999, TeleTech had approximately 14,000 representatives, of which approximately 90% were full time. Although the Company's industry is very labor-intensive and has experienced significant personnel turnover, the Company seeks to manage employee turnover through proactive initiatives. None of TeleTech's employees are subject to a collective bargaining agreement, and TeleTech believes its relations with its employees are good.

INTERNATIONAL OPERATIONS

    TeleTech operates four customer interaction centers in Canada; three customer interaction centers in Australia; and one customer interaction center in each of Argentina, Brazil, Mexico, New Zealand, Singapore and the United Kingdom.

    In May 1997, TeleTech acquired Telemercadeo Integral (TeleTech Mexico), a Mexico-based provider of customer management services. TeleTech Mexico employs more than 1,200 customer management representatives and provides services including customer acquisition, support and satisfaction to major Mexican and U.S. companies. In May of 2000 a new customer interaction center will be deployed in the Mexican city of Leon. This expansion will allow TeleTech Mexico to continue providing services to large Mexican companies as well as to aid U.S. companies in serving their Spanish-speaking customers.

    In 1998 and 1999, TeleTech entered four new countries through new client relationships and acquisitions. In June 1998, TeleTech acquired EDM Electronic Direct Marketing (EDM), one of Canada's largest providers of customer management solutions to expand the Company's presence in Canada. EDM specializes in software technical support, customer service, fulfillment, and outbound telemarketing. In August 1998, TeleTech acquired Outsource Informatica, a Brazilian customer management provider. Outsource specializes in customer management and technical support for leading multinational and Brazilian corporations in the technology, transportation and financial services industries. In early 1999, TeleTech entered Singapore with the launch of a customer loyalty program on behalf of a Singapore-based transportation client. Finally, in 1999, TeleTech acquired Smart Call S.A. and Connect S.A., two Argentine customer service and systems integration companies. Smart Call's business focuses on customer care for large Argentine and multinational corporations. Connect is a systems integration and IT support company that has leveraged its relationships with Argentina's premier corporations to expand its service offering into customer care.

    A key component of the Company's growth strategy is to continue its international expansion, which may include the acquisition of businesses with products or technologies that extend or complement TeleTech's existing businesses. From time to time, the Company engages in discussions regarding restructuring, dispositions, acquisitions and other similar transactions. Any such transaction could include, among other things, the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption or refinancing of indebtedness, and could be material to the financial condition and results of operations of the Company. There is no assurance that any such discussions will result in the consummation of any such transaction.

COMPETITION

    The Company believes that it competes primarily with the in-house customer relationship management operations of its current and potential clients. TeleTech also competes with certain companies that provide customer relationship management services on an outsourced basis, including APAC Customer Services, Convergys Corporation, Precision Response Corporation, SITEL Corporation, Sykes Enterprises Incorporated, TeleSpectrum Worldwide, Inc. and West TeleServices Corporation. TeleTech competes primarily on the basis of quality and scope of services provided, speed and flexibility of implementation, and technological expertise. Although the customer relationship management industry is very competitive and highly fragmented with numerous small participants, management believes that TeleTech generally does not directly compete with traditional telemarketing companies, which provide primarily outbound "cold calling" services.

                FORWARD LOOKING INFORMATION MAY PROVE INACCURATE

    Some of the information presented in this Annual Report on Form 10-K constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements that include terms such as "may," "will," "intend," "anticipate," "estimate," "expect," "continue," "believe," "plan," or the like, as well as all statements that are not historical facts. Forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from current expectations. Although TeleTech believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from expectations. Factors that could cause actual results to differ from expectations include:

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

    RISKS ASSOCIATED WITH THE COMPANY'S CONTRACTS. The Company's contracts do not ensure that it will generate a minimum level of revenues, and the profitability of each client program may fluctuate, sometimes significantly, throughout the various stages of such program. Although the Company seeks to sign multiyear contracts with its clients, the Company's contracts generally enable the clients to terminate the contract, or terminate or reduce customer interaction volumes, on relatively short notice. Although many of such contracts require the client to pay a contractually agreed amount in the event of early termination, there can be no assurance that the Company will be able to collect such amount or that such amount, if received, will sufficiently compensate the Company for its investment in the canceled program or for the revenues it may lose as a result of the early termination. The Company usually is not designated as its client's exclusive service provider; however, the Company believes that meeting its clients' expectations can have a more significant impact on revenues generated by the Company than the specific terms of its client contracts. In addition, some of the Company's contracts limit the aggregate amount the Company can charge for its services, and several prohibit the Company from providing services to the client's direct competitor that are similar to the services the Company provides to such client.

    RISKS ASSOCIATED WITH COST AND PRICE INCREASES A few of the Company's contracts allow the Company to increase its service fees if and to the extent certain cost or price indices increase; however, most of the Company's significant contracts do not contain such provisions and some contracts require the Company to decrease its service fees if, among other things, the Company does not achieve certain performance objectives. Increases in the Company's service fees that are based upon increases in cost or price indices may not fully compensate the Company for increases in labor and other costs incurred in providing services.

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

    RISKS ASSOCIATED WITH RAPIDLY CHANGING TECHNOLOGY. The Company's business is highly dependent on its computer and telecommunications equipment and software capabilities. The Company's failure to maintain the superiority of its technological capabilities or to respond effectively to technological changes could have a material adverse effect on the Company's business, results of operations or financial condition. The Company's continued growth and future profitability will be highly dependent on a number of factors, including the Company's ability to (i) expand its existing service offerings; (ii) achieve cost efficiencies in the Company's existing customer interaction center operations; and (iii) introduce new services and products that leverage and respond to changing technological developments. There can be no assurance that technologies or services developed by the Company's competitors will not render the Company's products or services non-competitive or obsolete, that the Company can successfully develop and market any new services or products, that any such new services or products will be commercially successful or that the integration of automated customer support capabilities will achieve intended cost reductions.

    DEPENDENCE ON KEY PERSONNEL. Continued growth and profitability will depend upon the Company's ability to maintain its leadership infrastructure by recruiting and retaining qualified, experienced executive personnel. Competition in the Company's industry for executive-level personnel is fierce and there can be no assurance that the Company will be able to hire, motivate and retain highly effective executive employees, or that the Company can do so on economically feasible terms.

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

    RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND EXPANSION. The Company currently conducts business in Argentina, Australia, Brazil, Canada, Mexico, New Zealand, Singapore and the United Kingdom. In addition, a key component of the Company's growth strategy is continued international expansion. There can be no assurance that the Company will be able to (i) increase its market share in the international markets in which the Company currently conducts business and
(ii) successfully market, sell and deliver its services in additional international markets. In addition, there are certain risks inherent in conducting international business, including exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws, unexpected changes in regulatory requirements, difficulties in managing capacity utilization and in staffing and managing foreign operations, political instability and potentially adverse tax consequences. Any one or more of such factors could have a material adverse effect on the Company's international operations and, consequently, on the Company's business, results of operations or financial condition.

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

    You should not construe these cautionary statements as an exhaustive list. TeleTech cannot always predict what factors would cause actual results to differ materially from those indicated by its forward-looking statements. All cautionary statements should be read as being applicable to all forward-looking statements wherever they appear. TeleTech does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed herein might not occur.

ITEM 2. PROPERTIES.

    TeleTech's corporate headquarters are located in Denver, Colorado, in approximately 39,000 square feet of leased office space. As of December 31, 1999, TeleTech leased (unless otherwise noted) and operated the following customer interaction centers:

                                               YEAR        NUMBER OF                             TOTAL
                                              OPENED       PRODUCTION    NUMBER OF TRAINING    NUMBER OF
LOCATION                                    OR ACQUIRED   WORKSTATIONS    WORKSTATIONS(1)     WORKSTATIONS
--------                                    -----------   ------------   ------------------   ------------
U.S. OUTSOURCED CENTERS
Birmingham, Alabama.......................      1999            450               125               575
Burbank, California.......................      1995            416                60               476
Enfield, Connecticut......................      1998            322(2)             60               382
Kansas City, Kansas.......................      1998            500               230               730
Moundsville, West Virginia................      1998            400               104               504
Niagara Falls, New York...................      1997            570                96               666
Sherman Oaks, California..................      1985            350                48               398
Thornton, Colorado, Center 1(3)...........      1996            572               100               672
Thornton, Colorado, Center 2(3)...........      1996            415                20               435
Topeka, Kansas............................      1999            510               100               610
Uniontown, Pennsylvania...................      1998            570                80               650
Van Nuys, California......................      1996            355                38               393

INTERNATIONAL OUTSOURCED CENTERS
Auckland, New Zealand.....................      1996            277                45               322
Buenos Aires, Argentina...................      1999            471                36               507
Casebridge, Canada........................      1998             74                 0                74
Glasgow, Scotland.........................      1996            300                20               320
Melbourne, Australia......................      1997            367                36               403
Mexico City, Mexico(4)....................      1997          1,050                96             1,146
Perth, Australia..........................      1999             48                12                60
Sao Paulo, Brazil.........................      1998            137                 0               137
Sheppard, Canada..........................      1998            245                18               263
Sudbury, Ontario..........................      1999            350                60               410
Sydney, Australia.........................      1996            325                32               357
Tampines, Singapore.......................      1998             68                20                88

MANAGED CENTERS(5)
Greenville, South Carolina................      1996            611               105               716
Montbello, Colorado.......................      1996            500               182               682
Tampa, Florida............................      1996            601                90               691
Toronto, Canada...........................      1998            400                80               480
Tucson, Arizona...........................      1996            654                90               744
Total number of workstations..............                   11,908             1,983            13,891

------------------------

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

(4) In May of 2000 a new customer interaction center will be completed in Leon, Mexico.

(5) Centers are leased or owned by TeleTech's clients, and managed by TeleTech on behalf of such clients pursuant to facilities management agreements.

    The leases for TeleTech's U.S. customer interaction centers have terms ranging from one to 15 years and generally contain renewal options. The Company believes that its existing customer interaction centers are suitable and adequate for its current operations and targets capacity utilization in its fully outsourced centers at 85% of its available workstations during peak (weekday) periods. In 1999, the Company deployed two dedicated centers in the United States: one in Topeka, Kansas; and a second in Birmingham, Alabama. Additionally in 1999, the Company deployed shared centers in Perth, Australia; Buenos Aires, Argentina; and Sudbury, Ontario, Canada. Plans for 2000 include five or six additional shared centers.

    Due to the inbound nature of the Company's business, the Company experiences significantly higher capacity utilization during peak periods than during off-peak (night and weekend) periods. The Company may be required to open or expand customer interaction centers to create the additional peak period capacity necessary to accommodate new or expanded customer management programs. The opening or expansion of a customer interaction center may result, at least in the short term, in excess capacity during peak periods until any new or expanded program is implemented fully.

ITEM 3. LEGAL PROCEEDINGS.

    In July 1999, the Company reached a settlement with CompuServe whereby the Company would receive $12.0 million of which $5.5 million was received on August 10, 1999, and the remainder was paid in the fourth quarter of 1999. (See
Note 8 of "Notes to Consolidated Financial Statements").

    From time to time, the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the Company's stockholders during the fourth quarter of its fiscal year ended December 31, 1999.

                 EXECUTIVE OFFICERS OF TELETECH HOLDINGS, INC.

    In accordance with General Instruction G(3) of this Form 10-K, the following information is included as an additional item in Part I:

                                                                                                DATE
                                                                                              POSITION
NAME                                                 POSITION                        AGE      ASSUMED
----                             ------------------------------------------------  --------   --------
Scott D. Thompson(1)..........   Chief Executive Officer and President                43        1999

Richard S. Erickson(2)........   Senior Vice President and General Manager of         38        1997
                                   Customer Interaction Management

Michael E. Foss(3)............   Chief Financial Officer and President of the         42        1999
                                 TeleTech Companies Group

James B. Kaufman(4)...........   Senior Vice President, General Counsel and           38        1999
                                 Secretary

Joseph D. Livingston(5).......   Executive Vice President--Office of                  55        1992
                                 CEO/President

------------------------

(1) Before joining TeleTech in October, 1999, Mr. Thompson served as President of the Netcare Professional Services Division of Lucent Technologies. Prior to Lucent, Mr. Thompson was Executive Vice President of Global Integration Services for Ascend Communications, which was acquired by Lucent in 1999. Before joining Ascend in 1998, Mr. Thompson was Vice President of Global Service and Solutions for Compaq Computer Corporation, President of Tandem's Global Services Division and President and General Manager of Tandem's Asia/Pacific operations.

(2) Before joining TeleTech in 1997, Mr. Erickson served in a variety of customer service and operations strategy positions at TeleCommunications, Inc. (TCI) including Chief Operating Officer of a call center joint venture between TCI and Primestar Satellite, Inc. Before joining TCI in 1995, Mr. Erickson held numerous sales, marketing, and customer service positions at MCI Telecommunications, including Director of Customer Retention Marketing, Director of Operator Services, and Executive Director of Mass Markets Customer Service with responsibility for 12 call centers and 5,000 employees, nationwide.

(3) Before joining TeleTech in 1999, Mr. Foss served as Chief Executive Officer of Picture Vision, Inc., a subsidiary of Eastman Kodak that focused on Internet imaging. Mr. Foss was also General Manager of Online Digital Services and Vice President of Consumer Imaging for Kodak. Prior to this position, Michael was General Manager of Components, Services and Media for Kodak's Business Imaging Systems Division. Before joining Kodak, Michael served as Vice President and Chief Financial Officer for Rally's and held numerous positions with IBM, including Director of Financial Planning, Worldwide Sales and Services, and Director of Corporate Treasury Operations.

(4) Before joining TeleTech in 1999, Mr. Kaufman served as Vice President--Law at Orion Network Systems (renamed Loral Cyberstar following its acquisition by Loral Space & Communications in March 1998), an international satellite-based communications company. Before joining Orion in 1994, Mr. Kaufman was engaged in private law practice, most recently with Proskauer Rose, a national law firm with more than 500 attorneys.

(5) Mr. Livingston has been with TeleTech since February 1992 in various capacities, including Chief Operating Officer and Vice President of Operations and Technology. From 1989 to 1992, Mr. Livingston was the director of MIS Systems & Operations of Livestone Corporation, a division of American Eastern Securities, and from 1985 to 1989 he was employed by Coopers & Lybrand LLP, an international accounting firm, as Director of West Region MIS and Strategic Management Services for International Business.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's common stock is traded on the Nasdaq Stock Market under the symbol "TTEC." The following table sets forth the range of the high and low closing sale prices of the common stock for the fiscal quarters indicated as reported on the Nasdaq Stock Market:

                                                                 HIGH           LOW
                                                              -----------   ------------
First Quarter 1998..........................................  14 1/2         8 1/2
Second Quarter 1998.........................................  17            12
Third Quarter 1998..........................................  12             6 3/8
Fourth Quarter 1998.........................................  11 3/8         8

First Quarter 1999..........................................  12 1/8         5 9/16
Second Quarter 1999.........................................  10 1/8         5 5/8
Third Quarter 1999..........................................  14 3/8         9 7/8
Fourth Quarter 1999.........................................  34 1/16       11 13/16

    As of December 31, 1999, there were 61,823,645 shares of common stock outstanding, held by approximately 125 shareholders of record, representing what the Company believes to be approximately 5,600 beneficial owners.

    TeleTech did not declare or pay any dividends on its common stock in 1999 and it does not expect to do so in the foreseeable future. Management anticipates that all cash flow generated from operations in the foreseeable future will be retained and used to develop and expand TeleTech's business. Any future payment of dividends will depend upon TeleTech's results of operations, financial condition, cash requirements and other factors deemed relevant by the board of directors.

    In March 1999, the Company issued 285,711 restricted shares of common stock to the following persons in consideration for the acquisition of all of the outstanding shares of Pamet River, Inc. in an offering exempt under
Section 4(2) of the Securities Act of 1933 (the Securities Act):

                                                              NUMBER OF SHARES
                                                              ----------------
Morton H. Meyerson..........................................       94,350
Roger Kennedy...............................................       21,492
Paul Klingenstein...........................................       12,924
Prosper Partners............................................        8,568
Vin Cipolla.................................................       47,022
Arthur Ivey.................................................       72,068
Steven Cousineau............................................        7,889
Thomas McDonald.............................................       12,534
Marian Dunshee..............................................        4,384
Bruno Henry.................................................        4,480

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

                                                            YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------------
                                             1995          1996       1997       1998          1999
                                           --------      --------   --------   --------      --------
                                              (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
STATEMENT OF OPERATIONS DATA:
Revenues.................................  $54,933       $171,265   $279,057   $369,045      $509,268
  Costs of services......................   30,941        104,142    178,702    241,230       339,946
  SG&A expenses..........................   19,230         43,504     67,208     96,077       127,758
                                           -------       --------   --------   --------      --------
Income from operations...................    4,762         23,619     33,147     31,738        41,564
Other income (expense)...................    2,468(1)          18      2,310        159(2)      6,851(3)
Provision for income taxes...............    2,992          9,773     14,123     12,695        19,325
                                           -------       --------   --------   --------      --------
Net income...............................  $ 4,238(1)    $ 13,864   $ 21,334   $ 19,202      $ 29,090
                                           =======       ========   ========   ========      ========
Net income per share:
  Basic..................................  $  0.08(1)    $   0.25   $   0.37   $   0.32      $   0.48
  Diluted................................  $  0.08(1)    $   0.24   $   0.35   $   0.31      $   0.46
Average shares outstanding:
  Basic..................................   52,624         54,522     58,435     59,950        61,183
  Diluted................................   55,882         58,152     61,646     62,052        63,406

OPERATING DATA:
Number of production workstations........    1,040          5,600      6,800      9,400        11,900
Number of customer interaction centers...        5             16         20         24            29

BALANCE SHEET DATA:
Working capital surplus..................  $11,305       $ 88,511   $ 81,750   $ 63,145      $ 81,737
Total assets.............................   30,583        147,011    192,367    230,910       293,730
Long-term debt, net of current portion...    3,590         10,144      9,891      6,353        25,166
Total stockholders' equity...............    4,068        108,530    138,252    165,493       205,036

------------------------

(1) Includes the $2.4 million pretax net proceeds of a one-time payment made by a former client to TeleTech in connection with such client's early termination of a contract.

(2) Includes $1.3 million of business combination expenses relating to the pooling of interests transactions.

(3) Includes $6.7 million pretax net proceeds of a one-time contract settlement payment made by a former client.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    SPECIAL NOTE: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Information May Prove Inaccurate" on page 11 for additional factors relating to such statements.

OVERVIEW

    TeleTech generates its revenues primarily by providing customer management solutions, both from TeleTech-leased customer interaction centers (fully outsourced) and client-owned customer interaction centers (facilities management). The Company's fully outsourced customer interaction centers are utilized to serve either multiple clients (shared centers) or one dedicated client (dedicated centers). The Company currently has dedicated centers only in the United States. The Company bills for its services based primarily on the amount of time TeleTech representatives devote to a client's program, and revenues are recognized as services are provided. The Company also derives revenues from consulting services, including the sale of customer interaction center and customer management technology, automated customer support, database management, systems integration, Web-based applications and distance-based learning and education. These consulting and technology revenues historically have not been a significant component of the Company's revenues. The Company seeks to enter into multiyear contracts with its clients that cannot be terminated for convenience except upon the payment of a contractually agreed amount. The majority of the Company's revenues are, and the Company anticipates that the majority of its future revenues will continue to be, from multiyear contracts. However, the Company does provide some programs on a short-term basis.

    TeleTech's profitability is significantly influenced by its customer interaction center capacity utilization. The Company seeks to optimize new and existing capacity utilization during both peak (weekday) and off-peak (night and weekend) periods to achieve maximum fixed cost absorption. Historically, the majority of the Company's revenues have been generated during peak periods. TeleTech may be adversely impacted by excess capacity in its fully outsourced centers if prior to the opening or expansion of a customer interaction center, the Company has not contracted for the provision of services or if a client program does not reach its intended level of operations on a timely basis. In addition, the Company can also be adversely impacted by excess capacity in its facilities management contracts. In a facilities management contract, the Company does not incur the costs of the facilities and equipment; however, the costs of the management team supporting the customer interaction center are semifixed in nature, and absorption of these costs will be negatively impacted if the customer interaction center has idle capacity. The Company attempts to plan the development and opening of new customer interaction centers to minimize the financial impact resulting from excess capacity. In planning the opening of new centers or the expansion of existing centers, management considers numerous factors that affect its capacity utilization, including anticipated expirations, reductions, terminations or expansions of existing programs, and the size and timing of new client contracts that the Company expects to obtain. The Company continues to concentrate its marketing efforts toward obtaining larger, more complex, strategic customer management programs. As a result, the time required to negotiate and execute an agreement with the client can be significant. To enable the Company to respond rapidly to changing market demands, implement new programs and expand existing programs, TeleTech may be required to commit to additional capacity prior to the contracting of additional business, which may result in excess capacity. TeleTech targets capacity utilization in its fully outsourced centers at 85% of its available workstations during the weekday period.

    The Company was adversely impacted by excess capacity in its fully outsourced centers during late 1997, 1998 and 1999 that has resulted in a decline in operating margins from those achieved during 1997. During 1998 and 1999, the Company experienced excess capacity in newly constructed shared centers in Moundsville, West Virginia; Uniontown, Pennsylvania; and Mexico City, which were completed prior to the contracting of minimum targeted revenue. Capacity utilization was also adversely affected in the second half of 1997 and throughout 1998 when one of the Company's telecommunications clients significantly reduced the number of customer interactions managed by the Company for this client. The Company also has incurred reduced operating margins in 1998 and 1999 on one of its significant facilities management contracts due to reduced volumes and excess capacity in certain centers operated by the Company. However, this trend has reversed, and based on capacity and existing client commitments as of December 31, 1999, the Company believes its existing capacity may not be sufficient. As a result, in 2000, the Company plans to deploy five or six new shared centers.

    The Company records costs specifically associated with client programs as costs of services. These costs, which include direct labor wages and benefits, telecommunication charges and certain facility costs, are primarily variable in nature. Labor costs represent in excess of 80% of costs of services. All other expenses of operations, including technology support, depreciation and amortization, sales and marketing, human resource management and other administrative functions and customer interaction center operational expenses that are not allocable to specific programs, are recorded as selling, general and administrative (SG&A) expenses. SG&A expenses tend to be either semivariable or fixed in nature. The majority of the Company's operating expenses have consisted of labor costs. Representative wage rates, which comprise the majority of the Company's labor costs, have been and are expected to continue to be a key component of the Company's expenses. A significant portion of the Company's contracts with its clients contain clauses allowing adjustment of billing rates in accordance with wage inflation.

    The cost characteristics of TeleTech's fully outsourced programs differ significantly from the cost characteristics of its facilities management programs. Under facilities management programs, customer interaction centers and the related equipment are owned by the client but are staffed and managed by TeleTech. Accordingly, facilities management programs have higher costs of services as a percentage of revenues and lower SG&A expenses as a percentage of revenues than fully outsourced programs. As a result, the Company expects its overall gross margin will continue to fluctuate on a quarter-to-quarter basis as revenues attributable to fully outsourced programs vary in proportion to revenues attributable to facilities management programs. Management believes the Company's operating margin, which is income from operations expressed as a percentage of revenues, is a better measure of "profitability" on a period-to-period basis than gross margin. Operating margin may be less subject to fluctuation as the proportion of the Company's business portfolio attributable to fully outsourced programs versus facilities management programs changes. Revenue from facilities management contracts represented 30%, 23% and 19% of consolidated revenues in 1997, 1998 and 1999, respectively. Based on sales pipeline data as of December 31, 1999, the Company expects its facilities management programs to continue to decline as a percentage of overall revenues.

    The Company has used business combinations and acquisitions to expand the Company's international customer management operations and to obtain complementary technology solution offerings. The following is a summary of this activity.

INTERNATIONAL OPERATIONS:

                                                                           CONSIDERATION
                                                                      ------------------------
                                                  LOCATIONS            SHARES         CASH               DATE
                                           ------------------------   ---------   ------------   ---------------------
Smart Call, S.A. & Connect, S.A..........  Buenos Aires, Argentina           --   $5.0 million   March & October 1999
Outsource Informatica, Ltda..............  Sao Paulo, Brazil            606,343             --        August 1998
EDM Electronic Direct Marketing Ltd......  Toronto, Ontario, Canada   1,783,444             --         June 1998
Telemercadeo Integral, S.A...............  Mexico City, Mexico          100,000   $2.4 million         May 1997
TeleTech International Pty Limited.......  Sydney, Australia, and       970,240   $2.3 million       January 1996
                                             Auckland, New Zealand

TECHNOLOGY AND SERVICES:

                                                                                 CONSIDERATION
                                                                            ------------------------
                                             COMPANY DESCRIPTION             SHARES         CASH            DATE
                                    --------------------------------------  ---------   ------------   --------------
Pamet River, Inc.................   Database marketing and consulting         285,711   $1.8 million     March 1999
Cygnus Computer Associates.......   Provider of systems integration and       324,744   $0.7 million   December 1998
                                    call center software solutions
Digital Creators, Inc............   Developer of Web-based applications     1,069,000             --     June 1998
                                    and distance-based learning and
                                      education
Intellisystems, Inc..............   Developer of automated product support    344,487   $2.0 million   February 1998
                                      systems

RESULTS OF OPERATIONS

    The following table sets forth certain income statement data as a percentage of revenues:

                                                        1997          1998          1999
                                                      --------      --------      --------
Revenues........................................       100.0%        100.0%        100.0%
Costs of services...............................        64.0          65.4          66.8
SG&A expenses...................................        24.1          26.0          25.1
Income from operations..........................        11.9           8.6           8.2
Other income....................................         0.8            --           1.4
Provision for income taxes......................         5.1           3.4           3.8
Net income......................................         7.6           5.2           5.7

1999 COMPARED TO 1998

    REVENUES. Revenues increased $140.2 million, or 38%, to $509.3 million in 1999 from $369.0 million in 1998. The revenue increase resulted from $22.3 million in revenues from new clients and $140.8 million in increased revenues from existing clients. These increases were offset in part by contract expirations and other client reductions. On a segment basis, outsourced revenue increased 49.3% to $299.4 million in 1999 from $200.5 million in 1998. The increase resulted from $22.3 million in revenues from new clients and $111.9 million in increased revenues from existing clients offset in part by contract expirations and other client reductions. Revenues for 1999 include approximately $94.5 million from facilities management contracts, an increase of 10.2%, as compared with $85.7 million during 1998, resulting from increased number of customer interactions. International outsourced revenues increased 27.7% to $94.6 million in 1999 from $74.1 million in 1998. The increase in international outsourced revenues resulting from the 1999 Argentina acquisitions of Smart Call, S.A. and Connect, S.A. was $6.6 million. The remaining increase resulted primarily from continued expansion in the Company's Mexican and Australian operations. These increases were offset by reductions in revenue in the Company's Canadian operations resulting from the expiration of a client contract. Revenues from corporate activities consist of consulting services, automated customer support, database management, systems integration, Web-based applications and distance-based learning and education. These revenues totaled $20.8 million in 1999, an increase of $12.0 million from $8.8 million in 1998. Approximately $8.4 million of this increase resulted from the Cygnus acquisition in December 1998 and the Pamet acquisition in 1999.

    COSTS OF SERVICES. Costs of services increased $98.7 million, or 40.9%, to $339.9 million in 1999 from $241.2 million in 1998. Costs of services as a percentage of revenues increased from 65.4% in 1998 to 66.8% in 1999. This increase in costs of services as a percentage of revenues is primarily the result of reduced margins in two of the Company's facilities management contracts in 1999 and gross margin being favorably impacted by a non-recurring technology sale in 1998. These factors more than offset the costs of services benefit resulting from the decline in the percentage of revenues generated from facilities management programs.

    SELLING, GENERAL AND ADMINISTRATIVE.  SG&A expenses increased
$31.7 million, or 33.0%, to $127.8 million in 1999, from $96.1 million in 1998 primarily resulting from the Company's increased number of customer interaction centers, global expansion and increased investment in technology. SG&A expenses as a percentage of revenues decreased from 26.0% in 1998 to 25.1% in 1999. This decrease is driven by an increase in revenues as a result of improvements in capacity utilization in the second half of 1999 in the Company's outsourced domestic and international customer interaction centers.

    INCOME FROM OPERATIONS. As a result of the foregoing factors, income from operations increased $9.8 million, or 31%, to $41.6 million in 1999 from $31.7 million in 1998. Income from operations as a percentage of revenues decreased to 8.2% in 1999 from 8.6% in 1998.

    OTHER INCOME (EXPENSE).  Other income increased $6.7 million to
$6.8 million in 1999 compared to $159,000 in 1998. Included in other income in 1999 is a $6.7 million gain on the settlement of a long-term contract which was terminated by a client in 1996. Included in other income (expense) in 1998 is $1.3 million in business combination expenses relating to the business combinations accounted for under the pooling of interests method. Interest expense increased $914,000 to $2.2 million in 1999 compared to $1.3 million in 1998. This increase is primarily the result of increased borrowings. Interest income decreased $702,000 to $2.4 million in 1999 compared to $3.1 million in 1998. This decrease is the result of the decrease in short-term investments during 1999.

    INCOME TAXES. The Company's effective tax rate was 39.9% in 1999 and 39.8% in 1998. It is anticipated that the effective rate will decrease slightly in 2000, resulting from the Company's increased state tax incentives.

    NET INCOME.  As a result of the foregoing factors, net income increased
$9.9 million, or 51.4%, to $29.1 million in 1999 from $19.2 million in 1998. Diluted earnings per share increased from 31 cents to 46 cents. Excluding the one-time business combination expenses in 1998 and the one-time gain in 1999 from the long-term contract settlement, net income in 1999 would have been $25.1 million, compared with net income in 1998 of $20.0 million, an increase of 25.3%. Diluted earnings per share excluding these one-time items would have been 40 cents in 1999 compared to 32 cents in 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities was $52.2 million in 1999 as compared to $24.8 million in 1998. Cash provided by operating activities consists of $57.2 million of total net income before depreciation and amortization, bad debt and deferred income taxes offset in part by $5.0 million of changes in working capital.

    The amount of cash used by the Company in investing activities was $70.3 million in 1999. During 1999, the Company's capital expenditures (exclusive of $538,000 in assets acquired under capital leases) were $56.6 million, and the Company used $6.5 million in cash for the Pamet, Smart Call and Connect acquisitions. The Company also invested $2.5 million in a customer relationship management software company. These expenditures were offset in part by the reduction of $4.5 million in short-term investments. Cash used in investing activities was $19.7 million for 1998, resulting primarily from $38.2 million in capital expenditures, $2.3 million for acquisitions and $10.9 million for contract acquisition costs offset by reductions in the Company's short-term investments.

    Historically, capital expenditures have been, and future capital expenditures are anticipated to be, primarily for the development of customer interaction centers, as well as expansion of the Company's customer management consulting, technology deployment and systems integration, Web-based education platforms, Internet customer relationship management and customer-centric marketing solutions. The Company currently expects total capital expenditures in 2000 to be approximately $60 million to $80 million, excluding any capital expenditures for the joint venture with Ford Motor Company (Ford), which the Company anticipates to be $10 million to $15 million in 2000. The Company expects its capital expenditures will be used primarily to open up five or six new shared customer interaction centers during 2000. Such expenditures will be financed with internally generated funds, stock option exercises and the related tax benefit, existing cash balances and additional borrowings. The level of capital expenditures incurred in 2000 will be dependent upon new client contracts obtained by the Company and the corresponding need for additional capacity. In addition, if the Company's future growth is generated through facilities management contracts, the anticipated level of capital expenditures could be reduced significantly.

    Cash provided by financing activities in 1999 was $24.4 million. This primarily resulted from an increase in borrowings against the revolving line of credit and long-term notes payable offset by capital lease and long-term debt payments. Additional proceeds from financing activities were generated by the exercise of stock options and the related tax benefit. In 1998, cash used in financing activities of $3.5 million resulted from payments under capital lease obligations and long-term debt offset by the exercise of stock options and the related tax benefit.

    In November 1998, the Company obtained a three-year, $50 million, unsecured revolving line of credit with a syndicate of five banks. The Company also has the option to secure at any time up to $25 million of the line with available cash investments. The Company has two interest rate options: an offshore rate option or a bank base rate option. The Company will pay interest at a spread of 50 to 150 basis points over the applicable offshore or bank base rate, depending upon the Company's leverage. Interest on the secured portion is based on the applicable rate plus 22.5 basis points. The Company had $18 million in borrowings under the line of credit at December 31, 1999. The Company recently expanded its credit facility to $75 million.

    The Company believes that existing cash and short-term investments together with stock option exercises and the related tax benefit and available borrowings under its line of credit will be sufficient to finance the Company's current operations, planned capital expenditures and anticipated growth through 2000. However, if the Company were to make any significant acquisitions for cash, it may be necessary for the Company to obtain additional debt or equity financing. From time to time, the Company engages in discussions regarding restructuring, dispositions, acquisitions and other similar transactions. Any such transaction could include, among other things, the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption or refinancing of indebtedness, and could be material to the financial condition and results of operations of the Company. There is no assurance that any such discussions will result in the consummation of any such transaction.

YEAR 2000

    To date, TeleTech's computer-based systems have not experienced any critical failures as a result of the Year 2000, and the Company has not experienced any disruption in its operations or impairment in its ability to bill or collect revenues due to the Year 2000.

    During 1999, the Company incurred approximately $3.9 million in inventory and assessment work on Year 2000 issues, of which $2.3 million was capitalized and the remainder expensed in the accompanying statement of operations and were funded by cash flow from operations. Project-to-date costs totaled $4.5 million of which $2.3 million was capitalized and the remainder expensed. The Company does not plan on spending any additional amounts on Year 2000 issues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in U.S. interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to its normal operating and funding activities. Historically, and as of December 31, 1999, the Company has not used derivative instruments or engaged in hedging activities.

INTEREST RATE RISK

    The interest on the Company's line of credit and its Canadian subsidiary's operating loan is variable based on the bank's base rate or offshore rate, and therefore, affected by changes in market interest rates. At December 31, 1999, there were approximately $1,323,000 in borrowings outstanding on the operating loan. The Company monitors interest rates frequently and has sufficient cash balances as of December 31, 1999, to pay off the line of credit and any early termination penalties should interest rates increase significantly. The Company's investments are typically short-term in nature and as a result do not expose the Company to significant risk from interest rate fluctuations. Therefore, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.

FOREIGN CURRENCY RISK

    The Company has wholly-owned subsidiaries in Argentina, Australia, Brazil, Canada, Mexico, New Zealand, Singapore and the United Kingdom. Revenues and expenses from these operations are typically denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in the exchange rate may positively or negatively affect the Company's revenues and net income attributed to these subsidiaries. The impact of foreign currency fluctuations was immaterial for the years presented. However, the Company intends to expand overseas thereby increasing foreign currency risk in future years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements required by this item are located beginning on page 33 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    For a discussion of our executive officers, you should refer to Part I, Page 17, after Item 4 under the caption "Executive Officers of TeleTech
Holdings, Inc."

    For a discussion of our Directors, you should refer to our definitive Proxy Statement under "Election of Directors" and "Director Compensation," which we incorporate by reference into this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

    We hereby incorporate by reference the information to appear under the caption "Executive Officers--Executive Compensation" in TeleTech's definitive proxy statement for its 2000 Annual Meeting of Stockholders, provided, however, that neither the Report of the Compensation Committee on Executive Compensation nor the performance graph set forth therein shall be incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    We hereby incorporate by reference the information to appear under the caption "Security Ownership of Certain Beneficial Owners and Management" in TeleTech's definitive proxy statement for its 2000 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

    We hereby incorporate by reference the information to appear under the caption "Certain Relationships and Related Party Transactions" in TeleTech's definitive proxy statement for its 2000 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

    (1) Consolidated Financial Statements

       The Index to Financial Statements is set forth on page 32 of this report.

    (2) None.

    (3) Exhibits

       EXHIBIT
         NO.            DESCRIPTION
       -------          -----------
        3.1             Restated Certificate of Incorporation of TeleTech[1]
                        {Exhibit 3.1}

        3.2             Amended and Restated Bylaws of TeleTech[1] {Exhibit 3.2}

       10.1**           Employment Agreement dated as of January 1, 1995, between
                        Joseph D. Livingston and TeleTech[1] {Exhibit 10.2}

       10.2**           Amendment to the Employment Agreement between Joseph D.
                        Livingston and TeleTech dated May 14, 1996[1]
                        {Exhibit 10.3}

       10.3**           Employment Agreement dated as of April 1, 1996, between
                        Steven B. Coburn and TeleTech[1] {Exhibit 10.4}

       10.4** TeleTech Holdings, Inc. Stock Plan, as amended and restated[1] {Exhibit 10.7}

       10.5**           TeleTech Holdings, Inc. Directors Stock Option Plan[1]
                        {Exhibit 10.8}

       10.6             Form of Client Services Agreement, 1996 version[1]
                        {Exhibit 10.12}

       10.7             Agreement for Customer Interaction Center Management Between
                        United Parcel General Services Co. and TeleTech[1]
                        {Exhibit 10.13}

       10.8             Business Loan Agreement dated March 29, 1996, among TeleTech
                        Telecommunications, Inc.; TeleTech Teleservices, Inc.; and
                        TeleTech, as borrower, and First Interstate Bank of
                        California, as lender; addendum dated March 29, 1996[1]
                        {Exhibit 10.15}

       10.9             Master Lease Agreement dated as of July 11, 1995, among
                        First Interstate Bank of California; TeleTech; TeleTech
                        Telecommunications, Inc.; and TeleTech Teleservices, Inc.[1]
                        {Exhibit 10.17}

       10.10**          TeleTech Holdings, Inc. Employee Stock Purchase Plan[3]
                        {Exhibit 10.22}

       10.11**          Employment Agreement dated as of January 1, 1998, between
                        Kenneth D. Tuchman and TeleTech[4] {Exhibit 10.11}

       10.12            Client Services Agreement dated May 1, 1997, between
                        TeleTech Customer Care Management (Telecommunications), Inc.
                        and GTE Card Services Incorporated d/b/a GTE Solutions[4]
                        {Exhibit 10.12}

       10.13            $50.0 Million Revolving Credit Agreement dated as of
                        November 20, 1998[5] {Exhibit 10.13}

       10.14**          Employment Agreement dated as of February 26, 1998 between
                        Morton H. Meyerson and TeleTech[5] {Exhibit 10.14}

       10.15**          Employment Agreement dated March 2, 1998 between Joseph
                        Livingston and TeleTech[6] (Exhibit 10.15}

       10.16**          Employment Agreement dated February 25, 1999 between
                        Steven B. Coburn and TeleTech[6] {Exhibit 10.16}

       EXHIBIT
         NO.            DESCRIPTION
       -------          -----------
       10.17**          Employment Agreement dated March 11, 1998 between
                        Deborah C. Gentry and TeleTech[6] {Exhibit 10.17}

       10.18**          Employment Agreement dated March 16, 1999 between Vincent
                        Cipolla and TeleTech[6] {Exhibit 10.18}

       10.19**          Employment Agreement dated October 2, 1999 between Scott D.
                        Thompson and TeleTech[7] {Exhibit 10.18}

       10.20**          Stock Option Agreement dated October 18, 1999 between
                        Scott D. Thompson and TeleTech[7] {Exhibit 10.20}

       10.21**          Stock Option Agreement dated October 18, 1999 between
                        Scott D. Thompson and TeleTech[7] {Exhibit 10.21}

       21.1*            List of subsidiaries

       23.1*            Consent of Arthur Andersen LLP to incorporation by reference of the financial statements into TeleTech's previously filed
                        Registration Statements on Form S-8 and Form S-3.

       27*              Financial Data Schedule

------------------------

*   Filed herewith.

**  Management contract or compensatory plan or arrangement filed pursuant to
    Item 14(c) of this report.

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

[1] TeleTech's Registration Statement on Form S-1, as amended (Registration
    Statement No. 333-04097).

[2] TeleTech's Registration Statements on Form S-1, as amended (Registration
    Statement Nos. 333-13833 and 333-15297).

[3] TeleTech's Annual Report on Form 10-K for the year ended December 31, 1996.

[4] TeleTech's Annual Report on Form 10-K for the year ended December 31, 1997.

[5] TeleTech's Annual Report on Form 10-K for the year ended December 31, 1998.

[6] TeleTech's Quarterly Report on Form 10-Q for the quarter ended March 31,
    1999.

[7] TeleTech's Quarterly Report on Form 10-Q for the quarter ended
    September 30, 1999.

(b) REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on March 28, 1999.

                                                       TELETECH HOLDINGS, INC.

                                                       By:            /s/ SCOTT D. THOMPSON
                                                            -----------------------------------------
                                                                        Scott D. Thompson
                                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 28, 1999, by the following persons on behalf of the registrant and in the capacities indicated:

                      SIGNATURE                                            TITLE
                      ---------                                            -----
PRINCIPAL EXECUTIVE OFFICER

                /s/ SCOTT D. THOMPSON
     -------------------------------------------       Chief Executive Officer and President
                  Scott D. Thompson

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

                 /s/ MICHAEL E. FOSS
     -------------------------------------------       Chief Financial Officer and President TeleTech
                   Michael E. Foss                       Companies Group

DIRECTORS

               /s/ KENNETH D. TUCHMAN
     -------------------------------------------       Chairman of the Board
                 Kenneth D. Tuchman

                /s/ JAMES E. BARLETT
     -------------------------------------------
                  James E. Barlett

                      SIGNATURE
                      ---------
                  /s/ ROD DAMMEYER
     -------------------------------------------
                    Rod Dammeyer

                /s/ GEORGE HEILMEIER
     -------------------------------------------
                  George Heilmeier

                /s/ JOHN T. MCLENNAN
     -------------------------------------------
                  John T. McLennan

               /s/ MORTON H. MEYERSON
     -------------------------------------------
                 Morton H. Meyerson

                 /s/ ALAN SILVERMAN
     -------------------------------------------
                   Alan Silverman

                /s/ SCOTT D. THOMPSON
     -------------------------------------------
                  Scott D. Thompson

                         INDEX TO FINANCIAL STATEMENTS
                            TELETECH HOLDINGS, INC.

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................     33

Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................     34

Consolidated Statements of Income for the Years Ended
  December 31, 1997, 1998 and 1999..........................     35

Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1997, 1998 and 1999..............     36

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1998 and 1999..........................     37

Notes to Consolidated Financial Statements for the Years
  Ended December 31, 1997, 1998 and 1999....................     39

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TeleTech Holdings, Inc.:

    We have audited the accompanying consolidated balance sheets of TELETECH HOLDINGS, INC. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended
December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TeleTech Holdings, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Denver, Colorado
February 14, 2000.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                  (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $  8,796   $ 14,663
  Short-term investments....................................    37,082     41,599
  Accounts receivable, net of allowance for doubtful
    accounts of $2,900 and $3,787, respectively.............    68,830     78,753
  Prepaids and other assets.................................     2,811      5,361
  Deferred tax asset........................................     3,855      4,889
                                                              --------   --------
    Total current assets....................................   121,374    145,265
                                                              --------   --------
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
  $38,432 and $65,083, respectively.........................    77,546    108,945
                                                              --------   --------
OTHER ASSETS:
  Long-term accounts receivable.............................     4,274      3,930
  Goodwill, net of accumulated amortization of $1,599 and
    $3,103, respectively....................................    15,022     20,633
  Contract acquisition cost, net of accumulated amortization
    of zero and $1,614, respectively........................    10,900      9,286
  Deferred tax asset........................................        --        550
  Other assets..............................................     1,794      5,121
                                                              --------   --------
    Total assets............................................  $230,910   $293,730
                                                              ========   ========

                       LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt and capital lease
    obligations.............................................  $  7,989   $  4,842
  Bank overdraft............................................       778      1,323
  Accounts payable..........................................    11,814      8,217
  Accrued employee compensation.............................    18,134     26,282
  Accrued income taxes......................................     4,191      1,523
  Other accrued expenses....................................    11,520     16,831
  Customer advances, deposits and deferred income...........     3,803      4,510
                                                              --------   --------
    Total current liabilities...............................    58,229     63,528
DEFERRED TAX LIABILITIES....................................       835         --
LONG-TERM DEBT, net of current portion:
  Capital lease obligations.................................     4,208      1,697
  Revolving line-of-credit..................................        --     18,000
  Other debt................................................     2,145      5,469
                                                              --------   --------
    Total liabilities.......................................    65,417     88,694
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY:
  Common stock; $.01 par value; 150,000,000 shares
    authorized; 60,769,724 and 61,823,645 shares,
    respectively, issued; and outstanding...................       606        617
  Additional paid-in capital................................   111,080    121,060
  Accumulated other comprehensive loss......................    (1,610)    (1,148)
  Retained earnings.........................................    55,417     84,507
                                                              --------   --------
    Total stockholders' equity..............................   165,493    205,036
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $230,910   $293,730
                                                              ========   ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                1997       1998       1999
                                                              --------   --------   --------
REVENUES....................................................  $279,057   $369,045   $509,268
                                                              --------   --------   --------

OPERATING EXPENSES:
  Costs of services.........................................   178,702    241,230    339,946
  Selling, general and administrative expenses..............    67,208     96,077    127,758
                                                              --------   --------   --------
    Total operating expenses................................   245,910    337,307    467,704
                                                              --------   --------   --------

INCOME FROM OPERATIONS......................................    33,147     31,738     41,564

OTHER INCOME (EXPENSE):
  Interest expense..........................................    (1,166)    (1,270)    (2,185)
  Interest income...........................................     3,399      3,074      2,372
  Equity in income of affiliate.............................       302         70         --
  Business combination expenses.............................        --     (1,321)        --
  Gain on settlement of long-term contract..................        --         --      6,726
  Other.....................................................      (225)      (394)       (62)
                                                              --------   --------   --------
                                                                 2,310        159      6,851
                                                              --------   --------   --------
INCOME BEFORE INCOME TAXES..................................    35,457     31,897     48,415

  Provision for income taxes................................    14,123     12,695     19,325
                                                              --------   --------   --------

NET INCOME..................................................  $ 21,334   $ 19,202   $ 29,090
                                                              ========   ========   ========

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic.....................................................    58,435     59,950     61,183
                                                              ========   ========   ========
  Diluted...................................................    61,646     62,052     63,406
                                                              ========   ========   ========

NET INCOME PER SHARE
  Basic.....................................................  $    .37   $    .32   $    .48
                                                              ========   ========   ========
  Diluted...................................................  $    .35   $    .31   $    .46
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                             (AMOUNTS IN THOUSANDS)

                                                                                               ACCUMULATED        UNEARNED
                                       TREASURY STOCK         COMMON STOCK       ADDITIONAL       OTHER        COMPENSATION-
                                     -------------------   -------------------    PAID-IN     COMPREHENSIVE      RESTRICTED
                                      SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL         INCOME           STOCK
                                     --------   --------   --------   --------   ----------   --------------   --------------
BALANCES, December 31, 1996........     99       $(988)     57,156      $571      $ 94,059       $    98           $(254)
  Employee stock purchase plan.....                             28                     440
  Acquisition of TMI...............                            100         1         1,797
  Translation adjustments..........                                                               (1,020)
  Compensation expense on
    restricted stock...............                                                                                  127
  Exercise of stock options........                            470         5         5,072
  Issuance of common stock.........                          1,508        15         2,648
  Net income.......................
  Comprehensive income.............
  Distribution to stockholder......
                                       ---       -----      ------      ----      --------       -------           -----
BALANCES, December 31, 1997........     99        (988)     59,262       592       104,016          (922)           (127)
  Employee stock purchase plan.....                             28                     334
  Acquisition of Intellisystems....    (99)        988         245         2         2,089
  Acquisition of Cygnus............                            325         3         2,658
  Combination with Outsource.......                            606         6
  Translation adjustments..........                                                                 (688)
  Brokerage fee on EDM
    combination....................                             42                     485
  Year-end change for EDM..........
  Exercise of stock options........                            249         3         1,457
  Other stock issuances............                             13                      41
  Compensation expense on
    restricted stock...............                                                                                  127
  Net income.......................
  Comprehensive income.............
                                       ---       -----      ------      ----      --------       -------           -----
BALANCES, December 31, 1998........     --          --      60,770       606       111,080        (1,610)             --
  Employee stock purchase plan.....                                                    131
  Acquisition of Pamet.............                            286         3         1,750
Translation adjustments............                                                                  462
  Exercise of stock options........                            767         8         8,099
  Net income.......................
Comprehensive income...............
                                       ---       -----      ------      ----      --------       -------           -----
BALANCES, December 31, 1999........     --       $  --      61,823      $617      $121,060       $(1,148)          $  --
                                       ===       =====      ======      ====      ========       =======           =====


                                                                     TOTAL
                                     RETAINED   COMPREHENSIVE    STOCKHOLDERS'
                                     EARNINGS       INCOME          EQUITY
                                     --------   --------------   -------------
BALANCES, December 31, 1996........  $15,044                       $108,530
  Employee stock purchase plan.....                                     440
  Acquisition of TMI...............                                   1,798
  Translation adjustments..........                $(1,020)          (1,020)
  Compensation expense on
    restricted stock...............                                     127
  Exercise of stock options........                                   5,077
  Issuance of common stock.........                                   2,663
  Net income.......................   21,334        21,334           21,334
                                                   -------
  Comprehensive income.............                $20,314               --
                                                   =======
  Distribution to stockholder......     (697)                          (697)
                                     -------                       --------
BALANCES, December 31, 1997........   35,681                        138,252
  Employee stock purchase plan.....                                     334
  Acquisition of Intellisystems....                                   3,079
  Acquisition of Cygnus............                                   2,661
  Combination with Outsource.......      804                            810
  Translation adjustments..........                $  (688)            (688)
  Brokerage fee on EDM
    combination....................                                     485
  Year-end change for EDM..........     (270)                          (270)
  Exercise of stock options........                                   1,460
  Other stock issuances............                                      41
  Compensation expense on
    restricted stock...............                                     127
  Net income.......................   19,202        19,202           19,202
                                                   -------
  Comprehensive income.............                $18,514               --
                                     -------       =======         --------
BALANCES, December 31, 1998........   55,417                        165,493
  Employee stock purchase plan.....                                     131
  Acquisition of Pamet.............                                   1,753
Translation adjustments............                    462              462
  Exercise of stock options........                                   8,107
  Net income.......................   29,090        29,090           29,090
                                                   -------
Comprehensive income...............                $29,552
                                     -------       =======         --------
BALANCES, December 31, 1999........  $84,507                       $205,036
                                     =======                       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                             (AMOUNTS IN THOUSANDS)

                                                                1997       1998       1999
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 21,334   $ 19,202   $ 29,090
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    11,331     19,293     29,887
    Allowance for doubtful accounts.........................       865        573        887
    Deferred income taxes...................................    (1,169)    (1,235)    (2,620)
    Equity in income of affiliate...........................      (302)       (70)        --
    Deferred compensation expense...........................       127        127         --
    Business combination expenses paid in stock.............        --        485         --
    Changes in assets and liabilities:
      Accounts receivable...................................   (15,421)   (24,585)    (7,304)
      Prepaids and other assets.............................       175       (799)      (496)
      Accounts payable and accrued expenses.................    12,012      9,827      3,005
      Customer advances, deposits and deferred income.......       455      2,030       (281)
                                                              --------   --------   --------
      Net cash provided by operating activities.............  $ 29,407   $ 24,848   $ 52,168
                                                              --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................  $(34,803)  $(38,246)  $(56,629)
  Acquisitions, net of cash acquired........................    (2,440)    (2,308)    (9,048)
  Contract acquisition costs................................        --    (10,900)        --
  Proceeds from sale of interest in Access 24 UK Limited....        --        981         --
  Temporary deposit.........................................     3,000         --         --
  Changes in accounts payable and accrued liabilities
    related to investing activities.........................      (190)    (1,762)      (112)
  Decrease (increase) in short-term investments.............     2,841     32,551     (4,517)
                                                              --------   --------   --------
      Net cash used in investing activities.................  $(31,592)  $(19,684)  $(70,306)
                                                              --------   --------   --------

  The accompanying notes are an integral part of these consolidated financial statements.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                             (AMOUNTS IN THOUSANDS)

                                                                1997       1998       1999
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in bank overdraft.................  $   745    $  (316)   $   545
  Net increase (decrease) in short-term borrowings..........       --        351       (351)
  Proceeds from line-of-credit..............................       --         --     18,000
  Payments on long-term debt................................     (216)    (1,126)    (1,692)
  Proceeds from long-term debt borrowings...................      593      3,227      5,000
  Payments under capital lease obligations..................   (4,933)    (7,466)    (5,176)
  Proceeds from common stock issuances......................    3,240        375         --
  Proceeds from exercise of stock options...................    1,917      1,008      5,184
  Tax benefit from stock option exercises...................    3,160        452      2,923
  Payments under subordinated notes payable to
    stockholder.............................................       29         --         --
  Distributions to stockholder..............................     (678)        --         --
                                                              -------    -------    -------
      Net cash provided by (used in) financing activities...    3,857     (3,495)    24,433
                                                              -------    -------    -------
Effect of exchange rate changes on cash.....................      102       (211)      (428)
                                                              -------    -------    -------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................    1,774      1,458      5,867
CASH AND CASH EQUIVALENTS, beginning of period..............    5,564      7,338      8,796
                                                              -------    -------    -------
CASH AND CASH EQUIVALENTS, end of period....................  $ 7,338    $ 8,796    $14,663
                                                              =======    =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $ 1,296    $ 1,269    $ 2,185
                                                              =======    =======    =======
  Cash paid for income taxes................................  $12,189    $10,553    $21,994
                                                              =======    =======    =======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Assets acquired through capital leases....................  $ 5,229    $ 2,811    $   538
                                                              =======    =======    =======
  Stock issued in purchase of TMI...........................  $ 1,798    $    --    $    --
                                                              =======    =======    =======
  Stock issued in purchase of Intellisystems................  $    --    $ 3,079    $    --
                                                              =======    =======    =======
  Stock issued in pooling of EDM (brokerage fee)............  $    --    $   485    $    --
                                                              =======    =======    =======
  Stock issued in purchase of Cygnus........................  $    --    $ 2,661    $    --
                                                              =======    =======    =======
  Stock issued in purchase of Pamet.........................  $    --    $    --    $ 1,753
                                                              =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

    TeleTech Holdings, Inc. (THI or the Company) is a provider of outsourced customer management solutions for large and multinational companies in the United States, Australia, Brazil, Canada, Mexico, New Zealand, Singapore and the United Kingdom. Customer management encompasses a wide range of customer acquisition, retention and satisfaction programs designed to maximize the lifetime value of the relationship between the Company's clients and their customers.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements are composed of the accounts of THI and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

    As more fully discussed in Note 14, during June 1998, the Company entered into business combinations with Digital Creators, Inc. (Digital) and EDM Electronic Direct Marketing Ltd. (EDM). The business combinations have been accounted for as pooling of interests, and the historical consolidated financial statements of the Company for all years prior to the business combination have been restated in the accompanying consolidated financial statements to include the financial position, results of operations and cash flows of Digital and EDM.

    The consolidated financial statements of the Company include reclassifications made to conform the financial statement presentation of Digital and EDM to that of the Company.

FOREIGN CURRENCY TRANSLATION

    The assets and liabilities of the Company's foreign subsidiaries, whose functional currency is other than the U.S. dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income, but is accumulated as a separate component of stockholders' equity. During 1998, the net effect of translation gains on the Company's Mexican subsidiary was included in determining net income, as Mexico was considered a highly inflationary economy. Foreign currency transaction gains and losses are included in determining net income. Such gains and losses were not material for any period presented. In 1999, the Mexican economy was no longer considered highly inflationary, and therefore translation gains and losses were included as a component of stockholders' equity.

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

    Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, as follows:

Computer equipment and software.............................   4-5 years
Telephone equipment.........................................   5-7 years
Furniture and fixtures......................................   5-7 years
Leasehold improvements......................................  5-10 years
Vehicles....................................................     5 years

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Assets acquired under capital lease obligations are amortized over the life of the applicable lease of four to seven years (or the estimated useful lives of the assets, of four to seven years, where title to the leased assets passes to the Company upon termination of the lease).

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

INTANGIBLE ASSETS

    The excess of cost over the fair market value of tangible net assets and trademarks of acquired businesses is amortized on a straight-line basis over the periods of expected benefit of nine to 25 years. Amortization of goodwill for the years ended December 31, 1997, 1998 and 1999, was $349,000, $1,012,000 and
$1,504,000, respectively.

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

CONTRACT ACQUISITION COSTS

    Amounts paid to a client to obtain a long-term contract are being amortized on a straight-line basis over the term of the contract commencing with the date of the first revenues from the contract. Amortization expense for the year ended December 31, 1999, was $1,614,000. There was no amortization expense during 1998.

INCOME TAXES

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets then may be reduced by a valuation allowance for amounts that do not satisfy the realization criteria of SFAS 109.

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

SEGMENT REPORTING

    In June 1997, the Financial Accounting Standards Board (FASB) issued
SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

LONG-LIVED ASSETS

    Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired when future undiscounted cash flows are

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) estimated to be insufficient to recover the carrying amount. If impaired, an asset is written down to its fair value.

SELF-INSURANCE PROGRAM

    The Company self-insures for certain levels of workers' compensation and employee health insurance. Estimated costs of these self-insurance programs were accrued at the projected settlements for known and anticipated claims. Self-insurance liabilities of the Company amounted to $3.2 million and $2.9 million at December 31, 1998 and 1999, respectively.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 may not be applied retroactively and must be applied to
(a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). Management believes that the impact of SFAS 133 will not significantly affect its financial reporting.

    In December 1999, the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB No. 101 provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Changes in accounting policies to apply the guidance of SAB No. 101 must be adopted by recording the cumulative effect of the change in the fiscal quarter ending March 31, 2000. Management has not yet determined the effect SAB No. 101 will have on its accounting policies or the amount of the cumulative effect to be recorded from adopting SAB
No. 101, if any.

(2) SEGMENT INFORMATION AND CUSTOMER CONCENTRATIONS

    The Company classified its business activities into four fundamental areas: outsourced operations in the United States, facilities management operations, international outsourced operations, and technology services and consulting. These areas are separately managed and each has significant differences in capital requirements and cost structures. Outsourced, facilities management and international outsourced operations are reportable business segments with their respective financial performance detailed herein. Technology services and consulting is included in corporate activities as it is not a material business segment. Also included in corporate activities are general corporate expenses and overall operational management expenses. Assets of corporate activities include unallocated cash, short-term investments and

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

(2) SEGMENT INFORMATION AND CUSTOMER CONCENTRATIONS (CONTINUED) deferred income taxes. There are no significant transactions between the reported segments for the periods presented.

(AMOUNTS IN THOUSANDS)                            1997       1998       1999
----------------------                          --------   --------   --------
REVENUES:
Outsourced....................................  $143,627   $200,514   $299,379
Facilities Management.........................    84,033     85,694     94,461
International Outsourced......................    50,314     74,065     94,608
Corporate Activities..........................     1,083      8,772     20,820
                                                --------   --------   --------
    Total.....................................  $279,057   $369,045   $509,268
                                                ========   ========   ========

OPERATING INCOME (LOSS):
Outsourced....................................  $ 30,243   $ 41,495   $ 69,463
Facilities Management.........................    16,159     11,648      6,849
International Outsourced......................     4,258      5,675      6,074
Corporate Activities..........................   (17,513)   (27,080)   (40,822)
                                                --------   --------   --------
    Total.....................................  $ 33,147   $ 31,738   $ 41,564
                                                ========   ========   ========

DEPRECIATION AND AMORTIZATION
  INCLUDED IN OPERATING INCOME:
Outsourced....................................  $  7,463   $ 12,688   $ 16,514
Facilities Management.........................       522        239        483
International Outsourced......................     3,102      5,054      7,247
Corporate Activities..........................       244      1,312      5,643
                                                --------   --------   --------
    Total.....................................  $ 11,331   $ 19,293   $ 29,887
                                                ========   ========   ========
ASSETS:
Outsourced....................................  $ 88,829   $101,105   $ 76,401
Facilities Management.........................     6,759     18,121     11,290
International Outsourced......................    42,229     57,567     88,643
Corporate Activities..........................    54,550     54,117    117,396
                                                --------   --------   --------
    Total.....................................  $192,367   $230,910   $293,730
                                                ========   ========   ========
GOODWILL (INCLUDED IN TOTAL ASSETS):
International Outsourced Goodwill, Net........  $  7,295   $  6,803   $ 10,496
Corporate Activities Goodwill, Net............        --      8,219     10,137
                                                --------   --------   --------
    Total.....................................  $  7,295   $ 15,022   $ 20,633
                                                ========   ========   ========

CAPITAL EXPENDITURES (INCLUDING CAPITAL
  LEASES):
Outsourced....................................  $ 22,337   $ 28,144   $ 23,562
Facilities Management.........................        50      1,169        434
International Outsourced......................    15,963      4,697     19,261
Corporate Activities..........................     1,682      7,047     16,520
                                                --------   --------   --------
    Total.....................................  $ 40,032   $ 41,057   $ 59,777
                                                ========   ========   ========

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

(2) SEGMENT INFORMATION AND CUSTOMER CONCENTRATIONS (CONTINUED)
    The following geographic data includes revenues based on the location the services are provided and gross property and equipment based on the physical location (in thousands).

                                                  1997       1998       1999
                                                --------   --------   --------
REVENUES:
United States.................................  $228,743   $281,077   $394,141
Australia.....................................    29,790     36,958     49,925
Canada........................................    14,497     36,852     35,814
Rest of world.................................     6,027     14,158     29,388
                                                --------   --------   --------
    Total.....................................  $279,057   $369,045   $509,268
                                                ========   ========   ========

GROSS PROPERTY AND EQUIPMENT:
United States.................................  $ 54,912   $ 86,189   $125,969
Australia.....................................    10,622     11,956     16,684
Canada........................................     4,790      5,645      8,943
Rest of world.................................     5,226     12,188     22,432
                                                --------   --------   --------
    Total.....................................  $ 75,550   $115,978   $174,028
                                                ========   ========   ========

    The Company's revenues from major customers (revenues in excess of 10% of total sales) are from entities involved in the telecommunications and transportation industries. The revenues from such customers as a percentage of total revenues for each of the three years ended December 31 are as follows:

                                                              1997          1998          1999
                                                            --------      --------      --------
Customer A................................................     18%            8%            8%
Customer B................................................     23%           13%           10%
Customer C................................................     15%           25%           27%
                                                            -----         -----         -----
                                                               56%           46%           45%
                                                            =====         =====         =====

    At December 31, 1999, accounts receivable from Customers A, B and C were $5.2 million, $4.7 million and $8.2 million, respectively. At December 31, 1998, accounts receivable from Customers A, B and C were $7.1 million, $7.3 million, and $13.4 million, respectively. There were no other customers with receivable balances in excess of 10% of consolidated accounts receivable. Customers A and C are included in the outsourced reporting segment. Customer B is included in the facilities management reporting segment.

    The loss of one or more of its significant customers could have a materially adverse effect on the Company's business, operating results or financial condition. To limit the Company's credit risk, management performs ongoing credit evaluations of its customers and maintains allowances for potentially uncollectible accounts. Although the Company is directly impacted by economic conditions in the telecommunications, technology, transportation, healthcare, financial services and government services industries, management does not believe significant credit risk exists at December 31, 1999.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

(3) PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at December 31, 1998 and 1999 (in thousands):

                                                            1998       1999
                                                          --------   --------
Computer equipment and software.........................  $ 55,547   $ 75,085
Telephone equipment.....................................     7,773     12,631
Furniture and fixtures..................................    23,350     28,880
Leasehold improvements..................................    29,280     56,264
Other...................................................        28      1,168
                                                          --------   --------
                                                           115,978    174,028
Less accumulated depreciation...........................   (38,432)   (65,083)
                                                          --------   --------
                                                          $ 77,546   $108,945
                                                          ========   ========

    Included in the cost of property and equipment is the following equipment obtained through capitalized leases as of December 31, 1998 and 1999 (in thousands):

                                                            1998       1999
                                                          --------   --------
Computer equipment and software.........................  $ 16,928   $ 14,974
Telephone equipment.....................................     1,906      1,615
Furniture and fixtures..................................     8,071      2,381
                                                          --------   --------
                                                            26,905     18,970
Less accumulated depreciation...........................   (14,160)   (14,377)
                                                          --------   --------
                                                          $ 12,745   $  4,593
                                                          ========   ========

    Depreciation expense was $10.3 million, $18.3 million and $26.8 million for the years ended December 31, 1997, 1998 and 1999, respectively. Depreciation expense related to leased equipment under capital leases was $4.7 million, $5.1 million and $4.6 million for the years ended December 31, 1997, 1998 and 1999, respectively.

(4) CAPITAL LEASE OBLIGATIONS

    The Company has financed property and equipment under non-cancelable capital lease obligations. Accordingly, the fair value of the equipment has been capitalized and the related obligation recorded. The average implicit interest rate on these leases was 8.3% at December 31, 1999. Interest is charged to expense at a level rate applied to declining principal over the period of the obligation.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

(4) CAPITAL LEASE OBLIGATIONS (CONTINUED)
    The future minimum lease payments under capitalized lease obligations as of December 31, 1999, are as follows (in thousands):

Year Ended December 31,
    2000....................................................  $ 3,358
    2001....................................................      697
    2002....................................................      496
                                                              -------
                                                                4,551
    Less amount representing interest.......................     (433)
                                                              -------
                                                                4,118
    Less current portion....................................   (2,421)
                                                              -------
                                                              $ 1,697
                                                              =======

    Interest expense on the outstanding obligations under such leases was $1,106,000, $1,015,000 and $818,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

(5) LONG-TERM DEBT

    As of December 31, 1998 and 1999, long-term debt consisted of the following notes (in thousands):

                                                                1998       1999
                                                              --------   --------
Note payable, interest at 8% per annum, principal and
  interest payable monthly, maturing May 2000...............  $    58    $    --
Note payable, interest at 5% per annum, principal and
  interest payable quarterly, maturing December 1999........      222         --
Note payable, interest at 8% per annum, principal and
  interest payable quarterly, maturing March 2001...........    1,673      1,090
Note payable, interest at 7% per annum, principal and
  interest payable quarterly, maturing December 1999........      449         --
Note payable, interest at 8% per annum, principal and
  interest payable monthly, maturing January 2001...........    1,448        842
Note payable, interest at 5% per annum, principal and
  interest payable monthly, maturing November 2009..........       --      4,935
Note payable, interest at 7% per annum, principal and
  interest payable monthly, maturing July 2002..............       --        271
Note payable, interest at 7% per annum, principal and
  interest payable monthly, maturing May 2002...............       --        348
Other notes payable.........................................      580        404
                                                              -------    -------
                                                                4,430      7,890
Less current portion........................................   (2,285)    (2,421)
                                                              -------    -------
                                                              $ 2,145    $ 5,469
                                                              =======    =======

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

(5) LONG-TERM DEBT (CONTINUED)
Annual maturities of the long-term debt are as follows (in thousands):

Year Ended December 31,
    2000....................................................   $2,421
    2001....................................................    1,017
    2002....................................................      648
    2003....................................................      529
    2004....................................................      551
    Thereafter..............................................    2,724
                                                               ------
                                                               $7,890
                                                               ======

(6) REVOLVING LINE OF CREDIT

    In November 1998, the Company entered into a three-year unsecured revolving line of credit agreement with a syndicate of five commercial banks under which it may borrow up to $50 million. Interest is payable at various interest rates. The borrowings can be made at (a) the bank's base rate or (b) the bank's offshore rate (approximating LIBOR) plus a margin ranging from 50 to 150 basis points depending upon the Company's leverage. In addition, the Company, at its option, can elect to secure up to $25 million of the line with existing cash investments. Advances under the secured portion will be made at a margin of 22.5 basis points. At December 31, 1999, there was $18 million outstanding under this agreement. At December 31, 1998, there were no amounts outstanding under this facility. The Company is required to comply with certain minimum financial ratios under covenants in connection with the agreement described above, the most restrictive of which requires the Company to maintain a fixed charge coverage ratio of 3 to 1. Under this agreement, the Company has voluntarily pledged $15 million of short-term investments at December 31, 1999, as collateral to reduce the interest rate on short-term borrowings. The Company may at its option, elect to unsecure the borrowings at any time. As of December 31, 1998 and 1999, the Company was in compliance with all covenants under the agreement.

    The Company's Canadian subsidiary has available an operating loan of CDN$2.0 million, which is due on demand and bears interest at the bank's prime rate, which was 6.75% at December 31, 1998 and 1999. The operating loan is collateralized by a general security agreement, a partial assignment of accounts receivable insurance in the amount of CDN$500,000, a partial assignment of life insurance on the former majority shareholder in the amount of CDN$400,000 and an assignment of fire insurance. As of December 31, 1998 and 1999, there was $778,000 and $1,323,000, respectively, outstanding under this operating loan.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

(7) INCOME TAXES

    The components of income before income taxes are as follows (in thousands):

                                                     1997       1998       1999
                                                   --------   --------   --------
Domestic.........................................  $31,325    $23,518    $41,653
Foreign..........................................    4,132      8,379      6,762
                                                   -------    -------    -------
Total............................................  $35,457    $31,897    $48,415
                                                   =======    =======    =======

    The components of the provision for income taxes are as follows (in thousands):

                                                     1997       1998       1999
                                                   --------   --------   --------
Current provision:
  Federal........................................  $11,116    $ 8,297    $14,776
  State..........................................    2,490      1,865      3,359
  Foreign........................................    1,686      3,768      3,609
                                                   -------    -------    -------
                                                    15,292     13,930     21,744
                                                   -------    -------    -------
Deferred provision:
  Federal........................................   (1,036)      (834)    (1,724)
  State..........................................     (190)      (195)      (303)
  Foreign........................................       57       (206)      (392)
                                                   -------    -------    -------
                                                    (1,169)    (1,235)    (2,419)
                                                   -------    -------    -------
                                                   $14,123    $12,695    $19,325
                                                   =======    =======    =======

    The following reconciles the Company's effective tax rate to the federal statutory rate for the years ended December 31, 1997, 1998 and 1999 (in thousands):

                                                     1997       1998       1999
                                                   --------   --------   --------
Income tax expense per federal statutory rate....  $12,410    $11,152    $16,945

State income taxes, net of federal deduction.....    1,491      1,100      1,883
Permanent differences............................     (100)      (315)       150
Foreign income taxed at higher rate..............      322        758        347
                                                   -------    -------    -------
                                                   $14,123    $12,695    $19,325
                                                   =======    =======    =======

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

(7) INCOME TAXES (CONTINUED)
    The Company's deferred income tax assets and liabilities are summarized as follows (in thousands):

                                                                1998       1999
                                                              --------   --------
Deferred tax assets:
  Allowance for doubtful accounts...........................   $1,024     $1,278
  Vacation accrual..........................................    1,202      1,265
  Compensation..............................................      954      1,025
  Insurance reserves........................................      644        796
  State tax credits.........................................       --        502
  Other.....................................................       31         23
                                                               ------     ------
                                                                3,855      4,889
Long-term deferred tax assets:
  Depreciation and amortization.............................       --        550
Deferred tax liabilities:
  Depreciation and amortization.............................     (835)        --
                                                               ------     ------
Net deferred income tax asset...............................   $3,020     $5,439
                                                               ======     ======

    A valuation allowance has not been recorded as the Company expects that all deferred tax assets will be realized in the future.

(8) COMMITMENTS AND CONTINGENCIES

    LEASES. The Company has various operating leases for equipment, customer interaction centers and office space. Lease expense under operating leases was approximately $8,163,000, $12,336,000 and $15,368,000 for the years ended
December 31, 1997, 1998 and 1999, respectively.

    The future minimum rental payments required under non-cancelable operating leases as of December 31, 1999, are as follows (in thousands):

Year ended December 31,
  2000......................................................  $15,469
  2001......................................................   12,833
  2002......................................................   10,052
  2003......................................................    8,908
  2004......................................................    6,890
  Thereafter................................................   30,844
                                                              -------
                                                              $84,996
                                                              =======

    LEGAL PROCEEDINGS. In November 1996, the Company received notice that CompuServe Incorporated (CompuServe) was withdrawing its WOW! Internet service from the marketplace and that effective January 31, 1997, it would terminate all the programs provided to CompuServe by the Company. Pursuant to the terms of its agreement with the Company, CompuServe was entitled to terminate the agreement for reasonable business purposes upon 120 days advance notice and by payment of a termination fee

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

(8) COMMITMENTS AND CONTINGENCIES (CONTINUED) calculated in accordance with the agreement. In December 1996, the Company filed suit against CompuServe to enforce these termination provisions and collect the termination fee. CompuServe filed a counterclaim in December 1996 alleging that the Company breached other provisions of this agreement and seeking unspecified monetary damages. In March 1997, CompuServe asserted a right to offset, against the amount that may be awarded to CompuServe on its counterclaim, if any, certain accounts receivable it owed to the Company for services rendered. These accounts receivable totaled $4.3 million.

    In mid-1997, CompuServe announced it had agreed to sell its worldwide on-line services business to America Online, Inc. and its network services business to a wholly owned subsidiary of WorldCom, Inc. In July 1999, the Company reached a settlement with CompuServe and other parties whereby the Company would receive $12.0 million in final settlement, of which $5.5 million was received on August 10, 1999, and the remainder was paid in the fourth quarter of 1999. As a result, the Company recorded a gain of $6.7 million during 1999.

(9) EMPLOYEE BENEFIT PLAN

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

(10) STOCK COMPENSATION PLANS

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

    In January 1996, the Company adopted a stock option plan for non-employee directors (the Director Plan), covering 750,000 shares of common stock. All options are to be granted at fair market value at the date of grant. Options vest as of the date of the option and are not exercisable until six months after the option date. Options granted are exercisable for 10 years from the date of grant unless a participant is terminated for cause or one year after a participant's death. The Director Plan had options to purchase 423,000, 418,750 and 337,500 shares outstanding at December 31, 1999, 1998 and 1997, respectively.

    In July 1996, the Company adopted an employee stock purchase plan (the
ESPP). Pursuant to the ESPP, an aggregate of 200,000 shares of common stock of the Company will be sold in periodic offerings to eligible employees of the Company. The price per share purchased in any offering period is equal to the lesser of 90% of the fair market value of the common stock on the first day of the offering period or on the purchase date. The offering periods have a term of six months. Contributions to the plan for the years ended December 31, 1997, 1998 and 1999 were $419,000, $334,000 and $279,000, respectively.

    In February 1999, the Company adopted the TeleTech Holdings, Inc. 1999 Stock Option and Incentive Plan (the 1999 Option Plan). The purpose of the 1999 Option Plan is to enable the Company to continue to (a) attract and retain high quality directors, officers, employees and potential employees, consultants

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

(10) STOCK COMPENSATION PLANS (CONTINUED) and independent contractors of the Company or any of its subsidiaries,
(b) motivate such persons to promote the long-term success of the business of the Company and its subsidiaries and (c) to induce employees of companies that are acquired by TeleTech to accept employment with TeleTech following such an acquisition. The 1999 Option Plan supplements the TeleTech Holdings, Inc. Stock Plan, as amended and restated, which was adopted by the Company in January 1995.

    An aggregate of 5.0 million shares of common stock have been reserved for issuance under the 1999 Option Plan and permits the award of incentive stock options, non-qualified stock options and shares of restricted common stock. The 1999 Option Plan also authorizes the award of phantom stock and appreciation rights (SARs).

    STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 (SFAS 123). The FASB's SFAS 123, "Accounting for Stock Based Compensation," defines a fair value based method of accounting for an employee stock option, employee stock purchase plan or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by the Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS 123 has been applied.

    The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted using the Black-Scholes option pricing model as prescribed by SFAS 123 and the following weighted average assumptions used for grants:

                                                  1997        1998        1999
                                                ---------   ---------   ---------
Risk-free interest rate.......................       5.4%        5.2%        5.9%
Expected dividend yield.......................         0%          0%          0%
Expected lives................................  3.2 years   6.0 years   5.3 years
Expected volatility...........................        70%         70%         79%

    The pro forma compensation expense was computed to be the following approximate amounts:

Year ended December 31, 1997................................  $4,121,000
Year ended December 31, 1998................................  $8,652,000
Year ended December 31, 1999................................  $8,196,000

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

(10) STOCK COMPENSATION PLANS (CONTINUED)
    If the Company had accounted for these plans in accordance with SFAS 123, the Company's net income and pro forma net income per share would have been reported as follows:

NET INCOME (AMOUNTS IN THOUSANDS)

                                                     1997       1998       1999
                                                   --------   --------   --------
As reported......................................  $21,334    $19,202    $29,090
Pro forma........................................  $18,820    $14,010    $24,008

PRO FORMA NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

                                                              1997       1998       1999
                                                            --------   --------   --------
As reported:
  Basic...................................................    $.37       $.32       $.48
  Diluted.................................................    $.35       $.31       $.46

Pro forma:
  Basic...................................................    $.32       $.23       $.39
  Diluted.................................................    $.31       $.23       $.38

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

(10) STOCK COMPENSATION PLANS (CONTINUED)
    A summary of the status of the Company's three stock option plans for the three years ended December 31, 1999, together with changes during each of the years then ended, is presented in the following table:

                                                                     WEIGHTED
                                                                   AVERAGE PRICE
                                                        SHARES       PER SHARE
                                                      ----------   -------------
Outstanding, December 31, 1996......................   5,039,690      $ 5.79
Grants..............................................     880,500       17.79
Exercises...........................................    (470,272)       4.08
Forfeitures.........................................    (519,600)       9.95
                                                      ----------      ------
Outstanding, December 31, 1997......................   4,930,318        7.61
                                                      ==========      ------

Grants..............................................   3,163,074       12.03
Exercises...........................................    (249,440)       4.03
Forfeitures.........................................  (1,563,802)      13.73
                                                      ----------      ------
Outstanding, December 31, 1998......................   6,280,150        8.54
                                                      ==========      ------

Grants..............................................   6,735,643        8.40
Exercises...........................................    (768,210)       6.91
Forfeitures.........................................  (1,800,384)      10.29
                                                      ----------      ------
Outstanding, December 31, 1999......................  10,447,199        8.55
                                                      ==========      ------

Options exercisable at year-end:
  1997..............................................   1,498,425      $ 4.90
                                                      ==========      ======
  1998..............................................   2,076,578      $ 5.62
                                                      ==========      ======
  1999..............................................   2,385,596      $ 6.04
                                                      ==========      ======

Weighted average fair value of options granted
  during the year:
  1997..............................................                  $ 7.68
                                                                      ======
  1998..............................................                  $ 8.14
                                                                      ======
  1999..............................................                  $ 4.81
                                                                      ======

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

(10) STOCK COMPENSATION PLANS (CONTINUED)
    The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives at December 31, 1999:

                                WEIGHTED          WEIGHTED
EXERCISE PRICE   NUMBER OF      AVERAGE           AVERAGE
    RANGE         SHARES     EXERCISE PRICE   CONTRACTUAL LIFE
--------------   ---------   --------------   ----------------
$ 1.29-$ 5.00    1,594,296       $ 2.34               6
$ 5.62-$ 6.00      587,084       $ 5.88               9
$ 6.13-$ 6.13    1,380,684       $ 6.13               9
$ 6.18-$ 7.00    1,630,000       $ 6.56               9
$ 7.06-$ 9.50    1,698,273       $ 8.72               8
$ 9.56-$12.75    1,494,608       $11.50               9
$12.88-$14.50    1,507,754       $13.46               9
$15.50-$34.06      554,500       $19.43               9

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    Debt and long-term receivables carried on the Company's consolidated balance sheet at December 31, 1998 and 1999 have a carrying value that is not significantly different than its estimated fair value. The fair value is based on discounting future cash flows using current interest rates adjusted for risk. The fair value of the short-term debt approximates its recorded value due to its short-term nature.

(12) RELATED PARTY TRANSACTIONS

    The Company has entered into agreements pursuant to which the Company uses aircraft services which Kenneth D. Tuchman, chairman of the board of the Company, has a direct or indirect beneficial interest. During 1998 and 1999, the Company paid an aggregate of $480,000 and $440,000, respectively, for use of the aircraft services.

    During 1998, the Company entered into an employment agreement with Morton H. Meyerson, a director of the Company, pursuant to which Mr. Meyerson has agreed to render certain advisory and consulting services to the Company. As compensation for such services, the Company has granted to Mr. Meyerson an option with an exercise price of $9.50 per share. The option vests over five years and is subject to accelerated vesting if and to the extent that the closing sales price of the common stock during the term equals or exceeds certain levels. Under the terms of the option, the exercise price is required to be paid by delivery of TeleTech shares to the Company and provides that Mr. Meyerson will receive no more than 200,000 shares of common stock, net of the shares received by the Company for exercise consideration.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

(12) RELATED PARTY TRANSACTIONS (CONTINUED)
    The Company utilizes the services of EGI Risk Services, Inc. for reviewing, obtaining and/or renewing various insurance policies. EGI Risk Services, Inc. is a wholly-owned subsidiary of Equity Group Investments, Inc. Rod Dammeyer, a director of the Company, is the managing partner of Equity Group
Investments, Inc., and Samuel Zell, a former director of the Company, is chairman of the board. During the years ended December 31, 1997, 1998 and 1999, the Company incurred $1,166,000, $2,288,000 and $3,521,000, respectively, for such services.

    The Company provided reservation call handling services to Midway Airlines Corporation (Midway), a majority-owned subsidiary of Zell/Chilmark Fund, L.P. Samuel Zell, a former director of the Company, is an affiliate of Zell/Chilmark Fund, L.P., and Rod Dammeyer, a director of the Company and a member of the Audit Committee of the board of directors, is the managing director of Zell/Chilmark Fund, L.P. During the years ended December 31 1997, the Company charged Midway an aggregate of $841,000 for services rendered by the Company. Services to Midway were discontinued in 1997.

(13) CONTRACT ACQUISITION COSTS

    In September 1998, the Company paid $10.9 million to obtain a long-term contract with a significant client in the telecommunications industry. This amount is recorded as contract acquisition cost in the accompanying balance sheet and is being amortized over the six-year term of the contract commencing with the opening of the first customer interaction center in the first quarter of 1999. Amortization expense for the year ended December 31, 1999, was $1,614,000.

(14) ACQUISITIONS

    On March 18, 1999, the Company acquired 100% of the common stock of Pamet River, Inc. (Pamet) for approximately $1,821,000 in cash and 285,711 shares of common stock in the Company. Pamet is a global marketing company offering end-to-end marketing solutions by leveraging Internet and database technologies. The transaction has been accounted for as a purchase and goodwill will be amortized using the straight-line method over 20 years. The operations of Pamet for all periods prior to the acquisition are immaterial to the results of the Company and, accordingly, no pro forma financial information has been presented.

    On March 31, 1999, the Company acquired 100% of the common stock of Smart Call S.A. (Smart Call) for approximately $2,350,000 in cash including costs related to the acquisition. Smart Call is based in Buenos Aires, Argentina, and provides a wide range of customer management solutions to Latin American and multinational companies. The transaction has been accounted for as a purchase and goodwill will be amortized using the straight-line method over 20 years. The operations of Smart Call for all periods prior to the acquisition are immaterial to the results of the Company and, accordingly, no pro forma financial information has been presented.

    As a part of the Smart Call acquisition, the Company paid $300,000, including costs associated with the transaction, for the option to acquire Connect S.A. (Connect), a sister company with additional customer management systems integration capabilities. The option has been accounted for as an other asset.

    On October 12, 1999, the Company acquired 100% of the common stock of Connect for approximately $2,300,000 in cash including costs related to the acquisition. The former owners of Connect will also

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

(14) ACQUISITIONS (CONTINUED)
be entitled to an earn-out premium based on the results of the Company's consolidated operations in Argentina in 2000. Connect is located in Buenos Aires, Argentina, and provides customer relationship management solutions to Latin American and multinational companies in a variety of industries. The transaction has been accounted for as a purchase and goodwill will be amortized using the straight-line method over 20 years. The operations of Connect for all periods prior to the acquisition are immaterial to the results of the Company and, accordingly, no pro forma financial information has been presented.

    The previous owners of Smart Call and Connect have the ability to earn a contingent payment of between $250,000 and $2,500,000 during 2000 and 2001. The contingent payment is based on reaching revenue and profitability targets.

    On December 15, 1999, the Company invested $2.5 million in a customer relationship management software company. On January 27, 2000, an additional investment of $7.1 million was made in the same customer relationship management software company. The total ownership interest after the two investments is in excess of 7%. This investment is accounted for in long-term other assets.

    On February 17, 1998, the Company acquired the assets of Intellisystems, Inc. (Intellisystems) for $2.0 million in cash and 344,487 shares of common stock, which included 98,810 shares of treasury stock. Intellisystems is a leading developer of patented automated product support systems. Intellisystems' products can electronically resolve a significant percentage of customer interactions coming into customer interaction centers through telephone, Internet or fax-on-demand. The acquisition has been accounted for as a purchase.

    On June 8, 1998, and June 17, 1998, the Company consummated business combinations with Digital Creators, Inc. (Digital), which included the issuance of 1,069,000 shares of Company common stock, and Electronic Direct
Marketing, Ltd. (EDM), which included the obligation to issue 1,783,444 shares of Company common stock. These business combinations were accounted for as poolings of interests and, accordingly, the historical financial statements of the Company have been restated to include the financial statements of Digital and EDM for all periods presented.

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

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

(14) ACQUISITIONS (CONTINUED)
    The table below sets forth the results of operations of the previously separate enterprises for the period prior to the consummation of the June 1998 business combinations during the periods ended December 31, 1998 and 1997 (in thousands):

                                              TELETECH   DIGITAL      EDM      ADJUSTMENTS   COMBINED
                                              --------   --------   --------   -----------   --------
1998:
Revenues....................................  $136,244    $2,038    $10,258      $(1,171)    $147,369
Net income..................................     6,972       136        654           --        7,762

1997:
Revenues....................................  $263,477    $2,521    $14,497      $(1,438)    $279,057
Net income..................................    20,273       276        785           --       21,334

    On August 26, 1998, the Company consummated a business combination with Outsource Informatica Ltda. (Outsource), a leading Brazilian customer management provider, which included the issuance of 606,343 shares of Company common stock. This business combination was accounted for as a pooling of interests. The operations of Outsource prior to the acquisition are immaterial to all periods presented.

    On December 31, 1998, the Company acquired 100% of the common stock of Cygnus Computer Associates Ltd. (Cygnus) for approximately $660,000 in cash and 324,744 shares of common stock in the Company. Cygnus is a Canadian provider of systems integration and call center solutions. The transaction has been accounted for as a purchase and goodwill will be amortized using the straight-line method over 10 years. The Company has also agreed to pay contingent consideration of up to CDN$4.8 million if Cygnus achieves certain levels of operating income in 1999 and 2000. Due to the uncertainty surrounding the achievement of these targets, none of the contingent consideration has been reflected as a liability in the accompanying financial statements. The operations of Cygnus for all periods prior to the acquisition are immaterial to the results of the Company and, accordingly, no pro forma financial information has been presented.

    In May 1997, the Company acquired 100% of the common stock of Telemercadeo Integral, S.A. (TMI) for total consideration of $4.2 million, consisting of 100,000 shares of the Company's common stock and cash of $2.4 million. TMI is a customer management provider in Mexico. The acquisition was accounted for using the purchase method. The excess of cost of the acquisition over the underlying net assets of $4.4 million is being amortized using the straight-line method over 25 years.

(15) SALE OF JOINT VENTURE

    On September 21, 1998, the Company sold its 50% interest in Access 24 UK to Priplan Investments, Ltd. for cash consideration of approximately $1.0 million. The Company incurred $129,000 in costs relating to the disposal of this joint venture in the third quarter 1998.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

(16) QUARTERLY FINANCIAL DATA (UNAUDITED) (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       FIRST      SECOND     THIRD      FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      --------   --------   --------   --------
YEAR ENDED DECEMBER 31, 1999:

Revenues............................................  $110,638   $120,565   $126,131   $151,934

Income from operations..............................     7,866      9,165     10,988     13,545

Net income..........................................     4,811      5,454     10,831      7,993

Net income per common share:

  Basic.............................................       .08        .09        .18        .13
                                                      ========   ========   ========   ========

  Diluted...........................................       .08        .09        .17        .12
                                                      ========   ========   ========   ========

                                                       FIRST      SECOND     THIRD      FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      --------   --------   --------   --------
YEAR ENDED DECEMBER 31, 1998:

Revenues............................................  $ 80,244   $ 88,099   $ 92,366   $108,336

Income from operations..............................     7,126      7,646      8,138      8,828

Net income..........................................     4,552      4,464      4,715      5,471

Net income per common share:

  Basic.............................................       .08        .07        .08        .09
                                                      ========   ========   ========   ========

  Diluted...........................................       .07        .07        .08        .09
                                                      ========   ========   ========   ========