Form 10-Q
period 2000-03-31
TELETECH HOLDINGS INC
filed 2000-05-15
CIK 1013880

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                              ----------------------

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2000

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

                        YES   X                NO
                            -----                 -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
                  Class of Common Stock                   April 30, 2000
         Common Stock, par value $.01 per share              62,487,115

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                                             PAGE
                                                                                            NUMBER
PART  I.    FINANCIAL  INFORMATION

Item     1.    Financial  Statements  (Unaudited)

         Condensed consolidated balance sheets--December 31, 1999 and March 31, 2000             3

         Condensed consolidated statements of income--Three months ended March 31,
         2000 and 1999                                                                           5

         Condensed consolidated statements of cash flows--Three months ended
         March 31, 2000 and 1999                                                                 6

         Notes to condensed consolidated financial statements--March 31, 2000                    7

Item     2.   Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                     10

Item     3.   Quantitative and Qualitative Disclosures about Market Risk                        13


PART  II .   OTHER  INFORMATION

Item     1.   Legal Proceedings                                                                 14

Item     2.   Changes in Securities and Use of Proceeds                                         14

Item     5.   Recent Developments                                                               14

Item     6.   Exhibits and Reports on Form 8-K                                                  15

SIGNATURES                                                                                      16

Item 1.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                 DECEMBER 31,      MARCH 31,
                                    ASSETS                                         1999              2000
                                    ------                                         ----              ----
                                                                                         (Unaudited)
CURRENT ASSETS:

   Cash and cash equivalents                                                       $ 14,663        $ 18,531
   Short-term investments                                                            41,599          31,486
   Accounts receivable, net of allowance for doubtful accounts of $3,787 and
      $4,210, respectively                                                           78,753          98,780
   Prepaids and other assets                                                          5,361           9,956
   Deferred tax asset                                                                 4,889           4,835
                                                                                   --------        --------

      Total current assets                                                          145,265         163,588
                                                                                   --------        --------


PROPERTY AND EQUIPMENT, net of accumulated depreciation of $65,083 and
   $71,570, respectively                                                            108,945         111,897
                                                                                   --------        --------


OTHER ASSETS:
   Long-term accounts receivable                                                      3,930           3,700
   Investment in customer relationship management software company,
      at cost                                                                         2,500           9,637
   Goodwill, net of amortization of $3,103 and $3,455, respectively                  20,633          20,531
   Contract acquisition cost, net of amortization of $1,614 and $2,418,               9,286          13,582
      respectively
   Deferred tax asset                                                                   550             550
   Other assets                                                                       2,621           2,940
                                                                                   --------        --------

      Total assets                                                                 $293,730        $326,425
                                                                                   ========        ========

               The accompanying notes are an integral part of
                these condensed consolidated balance sheets.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                            DECEMBER 31,         MARCH 31,
                    LIABILITIES AND STOCKHOLDERS' EQUITY                       1999                2000
                    ------------------------------------                       ----                ----
                                                                                      (Unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt                                     $     4,842         $      4,382
    Bank overdraft                                                              1,323                  128
    Accounts payable                                                            8,217                8,099
    Accrued employee compensation                                              26,282               20,001
    Accrued income taxes                                                        1,523                 --
    Other accrued expenses                                                     16,831               19,287
    Customer advances, deposits and deferred income                             4,510                2,561
                                                                         ------------         ------------

      Total current liabilities                                                63,528               54,458

LONG-TERM DEBT, net of current portion:
    Capital lease obligations                                                   1,697                  497
    Line of credit                                                             18,000               34,000
    Other debt                                                                  5,469                4,255
                                                                         ------------         ------------

      Total liabilities                                                        88,694               93,210
                                                                         ------------         ------------


MINORITY INTEREST, in consolidated subsidiaries                                  --                  5,100

STOCKHOLDERS' EQUITY:
   Stock purchase warrants                                                       --                  5,100
   Common stock; $.01 par value; 150,000,000 shares authorized;
       61,823,645 and 62,442,572 shares, respectively, issued and
       outstanding                                                                617                  620
   Additional paid-in capital                                                 121,060              130,994
   Accumulated other comprehensive income                                      (1,148)              (1,778)
   Retained earnings                                                           84,507               93,179
                                                                         ------------         ------------

      Total stockholders' equity                                              205,036              228,115
                                                                         ------------         ------------

      Total liabilities and stockholders' equity                          $   293,730         $    326,425
                                                                         ============         ============


                  The accompanying notes are an integral part of
                   these condensed consolidated balance sheets.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                         ---------
                                                  1999              2000
                                                  ----              ----
REVENUES                                       $ 110,638         $ 158,494
                                               ---------         ---------

OPERATING EXPENSES:
    Costs of services                             74,368           105,002
    Selling, general and administrative
        Expenses                                  28,404            39,063
                                               ---------         ---------
      Total operating expenses                   102,772           144,065
                                               ---------         ---------

INCOME FROM OPERATIONS                             7,866            14,429



OTHER INCOME (EXPENSE):
   Interest expense                                 (416)             (806)
   Interest income                                   554               633
   Other                                              65                19
                                               ---------         ---------

                                                     203              (154)
                                               ---------         ---------

INCOME BEFORE INCOME TAXES                         8,069            14,275

   Provision for income taxes                      3,258             5,603
                                               ---------         ---------



NET INCOME                                     $   4,811         $   8,672
                                               ---------         ---------



WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                          60,770            61,990
                                               ---------         ---------
   Diluted                                        62,450            66,732
                                               ---------         ---------



NET INCOME PER SHARE
   Basic                                       $     .08         $     .14
                                               ---------         ---------
   Diluted                                     $     .08         $     .13
                                               ---------         ---------

               The accompanying notes are an integral part of
              these condensed consolidated financial statements

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                            ------------------------
                                                                              1999            2000
                                                                            -------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $ 4,811         $  8,672
   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                           6,307            8,067
      Allowance for doubtful accounts                                           192              423
      Deferred income taxes                                                     235             (501)
      Changes in assets and liabilities:
        Accounts receivable                                                  (5,783)         (20,450)
        Prepaids and other assets                                            (2,246)          (3,157)
        Accounts payable and accrued expenses                                (2,309)          (5,674)
        Customer advances, deposits and deferred income                      (1,254)          (2,927)
                                                                           --------         --------

        Net cash used in operating activities                                   (47)         (15,547)
                                                                           --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                        (13,440)         (10,626)
  1999 Acquisitions, net of $339 cash acquired                               (4,112)            --
  Investment in customer relationship management software
         Company                                                               --             (7,304)
   Proceeds from minority interest in subsidiary                               --              5,100
   Changes in accounts payable and accrued liabilities related to
      investing activities                                                      (55)            --
   Decrease in short-term investments                                           852           10,113
                                                                           --------         --------

        Net cash used in investing activities                               (16,755)          (2,717)
                                                                           --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in bank overdraft                                              (344)          (1,195)
   Net increase in short-term borrowings                                     25,000           16,000
   Payments on long-term debt and capital leases                             (2,001)          (1,686)
   Proceeds from exercise of stock options                                       41            9,936
                                                                           --------         --------

            Net cash provided by financing activities                        22,696           23,055
                                                                           --------         --------

   Effect of exchange rate changes on cash                                     (943)            (923)
                                                                           --------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     4,951            3,868
CASH AND CASH EQUIVALENTS, beginning of period                                8,796           14,663
                                                                           --------         --------

CASH AND CASH EQUIVALENTS, end of period                                    $13,747         $ 18,531
                                                                           ========         ========

               The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE (1)--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of TeleTech Holdings, Inc. and subsidiaries as of March 31, 2000 and 1999 and for the periods then ended. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

         The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999. Certain 1999 amounts have been reclassified to conform to 2000 presentation.

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

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                      ---------
(in thousands)                                   1999            2000
                                                 ----            ----
REVENUES:
Outsourced                                    $  62,914        $  90,004
Facilities Management                            23,666           26,904
International Outsourced                         18,137           38,738
Corporate Activities                              5,921            2,848
                                             ----------       -----------
      Total                                    $110,638         $158,494
                                             ==========       ===========

OPERATING INCOME (LOSS):
Outsourced                                     $ 12,329         $  21,049
Facilities Management                             3,072             2,963
International Outsourced                            601             4,756
Corporate Activities                             (8,136)          (14,339)
                                             ----------       -----------
      Total                                    $  7,866         $  14,429
                                             ==========       ===========

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2000 - CONTINUED

                                                    BALANCE AS OF
                                                    -------------
                                            DECEMBER 31,       MARCH 31,
(in thousands)                                  1999              2000
                                             ----------       -----------
ASSETS:
Outsourced Assets                            $   76,401         $   92,320
Facilities Management Assets                     11,290             11,832
International Outsourced Assets                  88,643            111,768
Corporate Activities Assets                     117,396            110,505
                                             ----------       ------------
      Total                                   $ 293,730          $ 326,425
                                             ==========       ============

GOODWILL:
International Outsourced Goodwill, Net       $   10,496          $  10,664
Corporate Activities Goodwill, Net               10,137              9,867
                                             ----------       -----------
      Total                                  $   20,633          $  20,531
                                             ==========       ============

         The following geographic data include revenues based on the location the services are provided (in thousands).

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                                      ---------
                                               1999               2000
                                             ---------          ------
REVENUES:
United States                                $  87,592          $114,448
Australia                                       10,719            14,553
Canada                                           8,920            12,725
Latin America                                    2,244            12,380
Rest of world                                    1,163             4,388
                                              --------          --------
      Total                                   $110,638          $158,494
                                             =========          ========

NOTE (3)--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES (IN THOUSANDS):

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                       ---------
                                                                  1999             2000
                                                                  ----             ----
     Cash paid for interest                                   $     416        $       806
     Cash paid for income taxes                               $   5,108        $       352

     Noncash investing and financing activities:
         Stock issued in purchase of Pamet River, Inc.        $   1,753        $        --
         Issuance of stock purchase warrants in connection
                  with formation of joint venture             $       --       $     5,100

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2000 - CONTINUED

NOTE (4)--COMPREHENSIVE INCOME

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

         The Company's comprehensive income for the three months ended March 31, 1999 and 2000 was as follows (in thousands):

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                  1999           2000
                                                              ----------       --------
Net income for the period                                     $    4,811       $  8,672
Change in cumulative translation adjustment                          118           (630)
                                                              ----------       --------
Comprehensive income                                          $    4,929       $  8,042
                                                              ==========       ========

NOTE (5)--FORD JOINT VENTURE

         During the first quarter, the Company and Ford Motor Company ("Ford") formed the Percept@ joint venture. In connection with this formation, the Company issued stock purchase warrants to Ford entitling Ford to purchase 750,000 shares of TeleTech common stock. These warrants were valued at $5.1 million using the Black Scholes Option model.

NOTE (6)--LEASE COMMITMENT

         In March, 2000 the Company and State Street Bank and Trust Company of Connecticut ("State Street") entered into a lease agreement whereby State Street acquired 12 acres of land in Arapahoe County, Colorado for approximately $5.2 million for the purpose of constructing a new corporate headquarters for the Company. We anticipate that the final design and approval of the new headquarters will be completed in May 2000 and the lease will be amended to provide for the construction of the building as well as the underlying land.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

INTRODUCTION

         Management's discussion and analysis of financial condition and results of operations in this Form 10-Q should be read in conjunction with the note regarding Forward Looking Information included in the Company's Form 10-K for the year ended December 31, 1999. Specifically, the Company has experienced, and in the future could experience, quarterly variations in revenues and earnings as a result of a variety of factors, many of which are outside the Company's control, including: the timing of new contracts; the timing of new product or service offerings or modifications in client strategies; the expiration or termination of existing contracts; the timing of increased expenses incurred to obtain and support new business; and the seasonal pattern of certain of the businesses serviced by the Company. In addition, the Company has concentrated its marketing efforts towards obtaining larger, more complex, strategic customer care programs. As a result, the time required to negotiate and execute an agreement with the client has increased. This may lead to short-term delays in the anticipated start-up of new client programs and in the Company achieving full capacity utilization.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31,
1999

         Revenues increased $47.9 million or 43% to $158.5 million for the three months ended March 31, 2000 from $110.6 million for the three months ended March 31, 1999. The increase resulted primarily from $8.7 million in revenues from new clients and $34.5 million in increased revenue from existing clients. Revenues for the three months ended March 31, 2000 include approximately $26.9 million from facilities management contracts as compared with $23.7 million for the three months ended March 31, 1999. Revenues in Latin America grew by $10.1 million as a result of acquisitions and increased capacity.

          Costs of services increased $30.6 million, or 41%, to $105.0 million for the three months ended March 31, 2000 from $74.4 million for the three months ended March 31, 1999. Costs of services as a percentage of revenues decreased from 67.2% for the three months ended March 31, 1999 to 66.2% for the three months ended March 31, 2000. The decrease in the costs of services as a percentage of revenues is a result of increased capacity in several of the Company's domestic and foreign customer interaction centers as well as a decline in the level of revenues from facilities management contracts which have a lower gross margin.

         Selling, general and administrative expenses increased $10.7 million, or 38% to $39.1 million for the three months ended March 31, 2000 from $28.4 million for the three months ended March 31, 1999. Selling, general and administrative expenses as a percentage of revenues decreased from 25.7% for the three months ended March 31, 1999 to 24.6% for the three months ended March 31, 2000 primarily as a result of increased capacity utilization.

         As a result of the foregoing factors, income from operations increased $6.6 million or 83%, to $14.4 million for the three months ended March 31, 2000 from $7.9 million for the three months ended March 31, 1999. Operating income as a percentage of revenues increased from 7.1% for the three months ended March 31, 1999 to 9.1% for the three months ended March 31, 2000.

         Other expense totaled $154,000 for the three months ended March 31, 2000 compared with other income of $203,000 during the three months ended March 31, 1999. This is primarily related to increased

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 -- CONTINUED


interest expense of $390,000 resulting from the increased levels in short-term borrowings on the line of credit from $25.0 million at March 31, 1999 (of which, the total was not outstanding for the entire quarter) to $34.0 million at March 31, 2000.

         As a result of the foregoing factors, net income increased $3.9 or 80%, to $8.7 million for the three months ended March 31, 2000 from $4.8 million for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000 the Company had cash and cash equivalents of $18.5 million and short-term investments of $31.5 million. Cash used by operating activities was $15.5 million for the three months ended March 31, 2000, which primarily resulted from increased accounts receivable due to unscheduled early payments in 1999 totaling approximately $15.0 million the Company was expecting to receive in January 2000. This helped the Company achieve cash flow from operations of $14.0 million in the fourth quarter of 1999. Also, the Company's operating cash flow was negatively impacted by approximately $5.0 million due to the timing of a majority of the Company's payroll occurring on the last day of the quarter.

         Cash used in investing activities was $2.7 million for the three months ended March 31, 2000 resulting primarily from $10.1 million decrease in short-term investments, $5.1 million in proceeds from a minority interest partner offset by $10.6 million toward the purchase of property and equipment and $7.3 million towards an investment in a customer relationship management software company.

         Cash provided by financing activities was $23.1 million resulting from the increase in borrowings of $16.0 million and $9.9 million from stock option exercises and their related tax benefit offset in part by pay downs of capital leases and other debt.

         During the first quarter of 2000, the Company completed an amendment to its unsecured revolving line of credit with a syndicate of four banks. The amendment increased the line of credit to $75.0 million from $50.0 million. The Company has the option to secure at any time up to $20.0 million of the line with available cash investments. The Company has two interest rate options: an offshore rate option or a bank base rate option. The Company will pay interest at a spread of 50 to 150 basis points over the applicable offshore or bank base rate, depending upon the Company's leverage. Interest on the secured portion is based on the applicable rate plus 22.5 basis points. Borrowings under this agreement totaled $34.0 million at March 31, 2000 of which $20.0 million was secured at the Company's option with temporary short term investments disclosed on the balance sheet. Interest rates under these borrowings ranged from 6.7% to 9.0% at March 31, 2000. Under this line of credit, the Company has agreed to maintain certain financial ratios and capital expenditure limits.

         The Company currently expects total capital expenditures in 2000 to be approximately $70 to $90 million of which $10.6 million was expended in the first three months. The Company believes that existing cash on hand and available borrowings under the line of credit together with cash from operations will be sufficient to finance the Company's operations, planned capital expenditures and anticipated growth through 2000.

FORWARD-LOOKING STATEMENTS

         All statements not based on historical fact are forward-looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, following are important factors that could cause TeleTech's actual results to differ materially from those expressed or implied

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 -- CONTINUED


by such forward-looking statements: lower than anticipated customer interaction center capacity utilization; the loss or delay in implementation of a customer management program; TeleTech's ability to build-out facilities in a timely and economic manner; greater than anticipated competition from new entrants into the customer care market, causing increased price competition or loss of clients; the loss of one or more significant clients; higher than anticipated start-up costs associated with new business opportunities; TeleTech's ability to predict the potential volume or profitability of any future technology or consulting sales; TeleTech's agreements with clients may be canceled on relatively short notice; and TeleTech's ability to generate a specific level of revenue is dependent upon customer interest in and use of the Company's clients' products and services. Readers are encouraged to review TeleTech's 1999 Annual Report on Form 10-K, which describes other important factors that may impact TeleTech's business, results of operations and financial condition. However, these factors should not be construed as an exhaustive list. TeleTech cannot always predict which factors could cause actual results to differ materially from those in its forward-looking statements. In light of these risks and uncertainties the forward-looking statements might not occur. TeleTech assumes no obligation to update its forward-looking statements to reflect actual results or changes in factors affecting such forward-looking statements.

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

         Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in U.S. interest rates and changes in foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to its normal operating and funding activities. Historically, and as of March 31, 2000, the Company has not used derivative instruments or engaged in hedging activities.

INTEREST RATE RISK

         The interest on the Company's line of credit and its Canadian subsidiary's operating loan is variable based on the bank's base rate or offshore rate, and therefore, affected by changes in market interest rates. At March 31, 2000, there was approximately $128,000 in borrowings outstanding on the operating loan and $34.0 million outstanding on the line of credit. The Company monitors interest rates frequently and has sufficient cash balances to significantly reduce the line of credit, should interest rates increase significantly. The Company's investments are typically short-term in nature and as a result do not expose the Company to significant risk from interest rate fluctuations. Therefore, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.

FOREIGN CURRENCY RISK

         The Company has wholly owned subsidiaries in Argentina, Australia, Brazil, Canada, Mexico, New Zealand, Singapore and the United Kingdom. The substantial majority of revenues and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in the exchange rate may positively or negatively affect the Company's revenues and net income attributed to these subsidiaries. For the three months ended March 31, 2000, revenues from non-U.S. countries represented 28% of consolidated revenues.

OTHER ITEMS

         From time to time, we engage in discussions regarding restructuring, dispositions, acquisitions and other similar transactions. Any such transaction could include, among other things, the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption or refinancing of indebtedness, and could be material to our financial condition and results of operations. There is no assurance that any such discussions will result in the consummation of any such transaction.

PART II.  OTHER  INFORMATION

Item 1.  Legal Proceedings

         From time to time, the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations or financial condition.

Item 2.  Changes in Securities and Use of Proceeds

         The following paragraphs describe the securities issued by the Company within the past fiscal quarter which were privately placed and not registered under the Securities Act of 1933 (the "Securities Act").

         (a) On February 28, 2000, in reliance on Sections 4(2) and 4(6) of the Securities Act, the Company issued 50,440 shares of common stock to Milos Djokovic as an earnout payment based on the 1999 financial performance of Cygnus Computer Associates Ltd., a company TeleTech acquired from Mr. Djokovic in 1998.

         (b) On February 24, 2000, in reliance on Sections 4(2) and 4(6) of the Securities Act, the Company issued a warrant to purchase 750,000 shares of its common stock to Ford Motor Company ("Ford") pursuant to a Warrant Agreement dated February 24, 2000 between Ford and the Company. Ford paid the Company $5,100,000 for the warrant.

Item 5.  Recent Developments

         Joint Venture with Ford Motor Company

              On February 24, 2000, the Company entered into an Operating Agreement with Ford to form Ford Tel II, LLC, subsequently renamed Percept@, LLC ("Percept@"). In connection with the formation of Percept@, the Company issued a warrant to purchase 750,000 shares of common stock to Ford for $5,100,000. The strike price for the warrant is $12.47 per share. See Item 2 of Part II of this Form 10-Q. The Company also agreed to issue performance warrants to Ford at the end of Percept@'s fiscal years 2000-2004 in the event that Percept@ achieves certain revenue and EBIT targets. The strike price for any such performance warrants will be 105% of the average fair market value of the Company's common stock for the ten trading days immediately prior to March 31 of each year following a year for which a performance warrant is earned.

         Octane Software, Inc.

              In January of 2000, the Company bought 872,459 shares of Series C Preferred Stock of Octane Software, Inc. ("Octane"), bringing the Company's ownership interest in Octane to a total of 1,651,275 shares of Octane's preferred stock. Octane subsequently announced that it entered into an Agreement and Plan of Reorganization with E.piphany, Inc. ("E.piphany") pursuant to which a wholly owned subsidiary of E.piphany plans to merge with and into Octane, with Octane surviving as a wholly owned subsidiary of E.piphany (the "Merger"). As a result of the Merger, TeleTech's shares of Octane's preferred stock will be converted into shares of E.piphany common stock. The Merger is subject to a number of conditions, including shareholder approval. For current information regarding the Merger, you are encouraged to review the publicly filed reports of E.piphany.

Item 6.  Exhibits and Reports on Form 8-K

              (a)     Exhibits filed through the filing of this Form 10-Q

                      3.1 Restated Certificate of Incorporation of TeleTech[1] {Exhibit 3.1}

                      3.2        Amended and Restated Bylaws of TeleTech[1]
                                 {Exhibit 3.2}

                      10.22* Amendment to Non-Qualified Stock Option Agreement (1999 Stock Option and Incentive
                                 Plan) between Scott D. Thompson and TeleTech

                      10.23* Amendment to Non-Qualified Stock Option Agreement (1995 Stock Plan) between Scott D. Thompson and TeleTech

                      10.24* Amended and Restated Revolving Credit Agreement dated as of March 24, 2000

                      10.25* Operating Agreement for Ford Tel II, LLC effective February 24, 2000 by and among Ford Motor Company and TeleTech Holdings, Inc.

                      10.26* Non-Qualified Stock Option Agreement dated October 27, 1999 between Michael E. Foss and TeleTech

                      10.27* Employment Agreement dated December 6, 1999 between Michael E. Foss and TeleTech

                      27.1       Financial Data Schedule

              (b)     Reports on Form 8-K

                      None

     --------------------------------

      *       Filed Herewith

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




                                        TELETECH HOLDINGS, INC.
                                        -----------------------
                                              (Registrant)



Date: May 12, 2000                      By: /s/ Scott D. Thompson
     ------------------------------     ---------------------------------------
                                        Scott D. Thompson
                                        Chief Executive Officer and President


Date: May 12, 2000                      By: /s/ Michael E. Foss
     ------------------------------     ---------------------------------------
                                        Michael E. Foss
                                        Chief Financial Officer and President
                                        TeleTech Companies Group