Form 10-Q
period 2000-06-30
TELETECH HOLDINGS INC
filed 2000-08-14
CIK 1013880

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2000

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

                                 YES X   NO
                                    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding at
        Class of Common Stock                                August 4, 2000
Common Stock, par value $.01 per share                         62,793,509

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                                            PAGE
                                                                                           NUMBER
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

      Condensed consolidated balance sheets--December 31, 1999 and June 30, 2000              3

      Condensed consolidated statements of income--Three months ended June 30,
      2000 and 1999                                                                           5

      Condensed consolidated statements of income--Six months ended June 30,
      2000 and 1999                                                                           6

      Condensed consolidated statements of cash flows--Six months ended
      June 30, 2000 and 1999                                                                  7

      Notes to condensed consolidated financial statements--June 30, 2000                     8

Item 2.    Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                     12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                        16


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                 17

Item 4.    Submission of Matters to a Vote of Security Holders                               17

Item 5.    Recent Developments                                                               18

Item 6.    Exhibits and Reports on Form 8-K                                                  19

SIGNATURES                                                                                   20


Item 1.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                           December 31,       June 30,
                                    ASSETS                                    1999              2000
                                                                           ----------         --------
                                                                                            (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                $ 14,663         $  6,119
   Short-term investments                                                     41,599           47,359
   Investment in common stock                                                     --           70,839
   Accounts receivable, net of allowance for doubtful
      accounts of $3,787 and $4,388, respectively                             78,753          123,601
   Prepaids and other assets                                                   5,361            7,852
   Deferred tax asset                                                          4,889               --
                                                                             -------          -------
      Total current assets                                                   145,265          255,770
                                                                             -------          -------
PROPERTY AND EQUIPMENT, net of accumulated depreciation
   of $65,083 and $80,120, respectively                                      108,945          136,912
                                                                             -------          -------
OTHER ASSETS:
   Long-term accounts receivable                                               3,930            2,290
   Investment in customer relationship management
      software company, at cost                                                2,500               --
   Goodwill, net of amortization of $3,103 and $3,862, respectively           20,633           22,296
   Contract acquisition cost, net of amortization of
      $1,614 and $2,607, respectively                                          9,286           13,893
   Deferred tax asset                                                            550              550
   Other assets                                                                2,621            6,602
                                                                             -------          -------
      Total assets                                                          $293,730         $438,313
                                                                            ========         ========


              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                           December 31,         June 30,
         LIABILITIES AND STOCKHOLDERS' EQUITY                 1999               2000
                                                           -----------          --------
                                                                              (Unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt                       $   4,842          $  7,755
    Bank overdraft                                              1,323               930
    Accounts payable                                            8,217             9,782
    Accrued employee compensation                              26,282            29,066
    Accrued income taxes                                        1,523             5,069
    Deferred income taxes                                          --            16,733
    Other accrued expenses                                     16,831            23,509
    Customer advances, deposits and deferred income             4,510             3,199
                                                            ---------          --------
      Total current liabilities                                63,528            96,043

LONG-TERM DEBT, net of current portion:
    Capital lease obligations                                   1,697                23
    Line of credit                                             18,000            43,000
    Other debt                                                  5,469             3,359
                                                            ---------          --------
      Total liabilities                                        88,694           142,425
                                                            ---------          --------
MINORITY INTEREST, in consolidated subsidiaries                    --             5,499
                                                            ---------          --------

STOCKHOLDERS' EQUITY:
   Stock purchase warrants                                         --             5,100
   Common stock; $.01 par value; 150,000,000 shares
      authorized; 61,823,645 and 62,745,671 shares,
      respectively, issued and outstanding                        617               627
   Additional paid-in capital                                 121,060           136,318
   Accumulated other comprehensive income                      (1,148)           37,555
   Retained earnings                                           84,507           110,789
                                                            ---------          --------
      Total stockholders' equity                              205,036           290,389
                                                            ---------          --------
      Total liabilities and stockholders' equity            $ 293,730          $438,313
                                                            =========          ========


              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              Three Months Ended
                                                                   June 30,
                                                         ----------------------------
                                                            1999              2000
                                                         ---------          ---------
REVENUES                                                 $ 120,565          $ 181,846
                                                         ---------          ---------
OPERATING EXPENSES:
   Costs of services                                        79,835            117,913
   Other operating expenses                                 31,565             46,660
                                                         ---------          ---------
      Total operating expenses                             111,400            164,573
                                                         ---------          ---------
INCOME FROM OPERATIONS                                       9,165             17,273
OTHER INCOME (EXPENSE):
   Interest expense                                           (477)            (1,087)
   Interest income                                             648                688
   Gain on sale of securities                                   --             12,762
   Other                                                      (170)              (675)
                                                         ---------          ---------
                                                                 1             11,688
                                                         ---------          ---------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST             9,166             28,961
   Provision for income taxes                                3,712             10,952
                                                         ---------          ---------
INCOME BEFORE MINORITY INTEREST                              5,454             18,009
   Minority interest, net of income taxes                       --               (399)
                                                         ---------          ---------
NET INCOME                                               $   5,454          $  17,610
                                                         =========          =========
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                    61,095             62,607
                                                         =========          =========
   Diluted                                                  62,692             66,700
                                                         =========          =========
NET INCOME PER SHARE
   Basic                                                 $     .09          $     .28
                                                         =========          =========
   Diluted                                               $     .09          $     .26
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

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                Six Months Ended
                                                                     June 30,
                                                         ----------------------------
                                                           1999               2000
                                                         ---------          ---------
REVENUES                                                 $ 231,203          $ 340,340
                                                         ---------          ---------
OPERATING EXPENSES:
   Costs of services                                       154,203            222,915
   Other operating expenses                                 59,969             85,723
                                                         ---------          ---------
      Total operating expenses                             214,172            308,638
                                                         ---------          ---------
INCOME FROM OPERATIONS                                      17,031             31,702

OTHER INCOME (EXPENSE):
   Interest expense                                           (894)            (1,893)
   Interest income                                           1,202              1,322
   Gain on sale of securities                                   --             12,762
   Other                                                      (104)              (657)
                                                         ---------          ---------
                                                               204             11,534
                                                         ---------          ---------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST            17,235             43,236
   Provision for income taxes                                6,970             16,555
                                                         ---------          ---------
INCOME BEFORE MINORITY INTEREST                             10,265             26,681
   Minority interest, net of income taxes                       --               (399)
                                                         ---------          ---------
NET INCOME                                               $  10,265          $  26,282
                                                         =========          =========
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                    60,933             62,299
                                                         =========          =========
   Diluted                                                  62,371             66,716
                                                         =========          =========
NET INCOME PER SHARE
   Basic                                                 $     .17          $     .42
                                                         =========          =========
   Diluted                                               $     .16          $     .39
                                                         =========          =========


              The accompanying notes are an integral part of these
                   condensed consolidated financial statement

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                         Six Months Ended
                                                                             June 30,
                                                                    --------------------------
                                                                      1999              2000
                                                                    --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $ 10,265          $ 26,282
   Adjustments to reconcile net income to net cash
      used in operating activities:
      Depreciation and amortization                                   13,983            18,197
      Minority interest                                                   --               399
      Allowance for doubtful accounts                                    311               601
      Gain on sale of securities                                          --           (12,762)
      Deferred income taxes                                              (64)             (459)
      Changes in assets and liabilities:
        Accounts receivable                                           (1,005)          (45,449)
        Prepaids and other assets                                     (2,207)           (2,657)
        Accounts payable and accrued expenses                         (5,391)           12,707
        Customer advances, deposits and deferred income                 (130)              785
                                                                    --------          --------
        Net cash provided by (used in) operating activities           15,762            (2,356)
                                                                    --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                (30,835)          (45,818)
   Acquisitions, net of $339 cash acquired                            (4,052)               --
   Contract acquisition costs                                             --            (1,356)
   Investment in customer relationship management
       software company                                                   --            (7,989)
   Proceeds from minority interest in subsidiary                          --             5,100
   Changes in accounts payable and accrued liabilities
      related to investing activities                                    (55)             (600)
   Decrease in short-term investments                                  2,969             8,961
                                                                    --------          --------
        Net cash used in investing activities                        (31,973)          (41,702)
                                                                    --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in bank overdraft                             499              (393)
   Net increase in short-term borrowings                              22,000            25,000
   Net decrease on long-term debt and capital leases                  (2,326)           (1,102)
   Proceeds from exercise of stock options
      including tax benefit                                             (675)           13,468
                                                                    --------          --------
        Net cash provided by financing activities                     19,498            36,973
                                                                    --------          --------
   Effect of exchange rate changes on cash                            (1,860)           (1,459)
                                                                    --------          --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   1,427            (8,544)
CASH AND CASH EQUIVALENTS, beginning of period                         8,796            14,663
                                                                    --------          --------
CASH AND CASH EQUIVALENTS, end of period                            $ 10,223          $  6,119
                                                                    ========          ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE (1)--BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of TeleTech Holdings, Inc. and subsidiaries as of June 30, 2000 and 1999 and for the periods then ended. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

                                      Three Months Ended
                                          June 30,
(in thousands)                      1999              2000
                                 ---------          ---------
REVENUES:
Outsourced                       $  72,530          $  94,790
Facilities Management               20,399             28,304
International Outsourced            20,690             55,420
Corporate Activities                 6,946              3,332
                                 ---------          ---------
      Total                      $ 120,565          $ 181,846
                                 =========          =========

OPERATING INCOME (LOSS):
Outsourced                       $  16,801          $  21,032
Facilities Management                1,406              3,547
International Outsourced               532              8,046
Corporate Activities                (9,574)           (15,352)
                                 ---------          ---------
      Total                      $   9,165          $  17,273
                                 =========          =========

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2000 - CONTINUED

                                      Six Months Ended
                                           June 30,
(in thousands)                      1999              2000
                                 ---------          ---------
REVENUES:
Outsourced                       $ 138,776          $ 184,794
Facilities Management               40,733             55,208
International Outsourced            38,826             94,159
Corporate Activities                12,868              6,179
                                 ---------          ---------
      Total                      $ 231,203          $ 340,340
                                 =========          =========

OPERATING INCOME (LOSS):
Outsourced                       $  30,555          $  42,081
Facilities Management                3,054              6,510
International Outsourced             1,132             12,802
Corporate Activities               (17,710)           (29,691)
                                 ---------          ---------
      Total                      $  17,031          $  31,702
                                 =========          =========


                                                     Balance as of
                                              December 31,      June 30,
(in thousands)                                   1999             2000
                                              ----------        --------
ASSETS:
Outsourced Assets                              $ 76,401         $103,178
Facilities Management Assets                     11,290           13,417
International Outsourced Assets                  88,643          129,486
Corporate Activities Assets                     117,396          192,232
                                               --------         --------
      Total                                    $293,730         $438,313
                                               ========         ========
GOODWILL:
International Outsourced Goodwill, Net         $ 10,496         $ 10,554
Corporate Activities Goodwill, Net               10,137           11,742
                                               --------         --------
      Total                                    $ 20,633         $ 22,296
                                               ========         ========

     The following geographic data include revenues based on the location the services are provided (in thousands).

                          Three Months Ended
                               June 30,
                        1999             2000
                      --------         --------
REVENUES:
United States         $ 95,062         $120,887
Canada                   7,484           23,726
Australia               13,228           16,484
Latin America            3,500           14,632
Rest of world            1,291            6,117
                      --------         --------
      Total           $120,565         $181,846
                      ========         ========


                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2000 - CONTINUED

                           Six Months Ended
                               June 30,
                        1999             2000
                      --------         --------
REVENUES:
United States         $182,653         $235,335
Canada                  16,404           36,453
Australia               23,947           31,396
Latin America            5,745           27,012
Rest of world            2,454           10,144
                      --------         --------
      Total           $231,203         $340,340
                      ========         ========


NOTE (3)--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES (IN THOUSANDS):

                                                            Six Months Ended June 30,
                                                            -------------------------
                                                               1999           2000
                                                              ------         ------
Cash paid for interest                                        $  533         $1,087
Cash paid for income taxes                                    $5,218         $2,909

Noncash investing and financing activities:
    Stock issued in purchase of Pamet River, Inc.             $1,753         $   --
    Issuance of stock purchase warrants in connection
             with formation of joint venture                  $   --         $5,100


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

     The Company's comprehensive income for the three months and six months period ended June 30, 1999 and 2000 was as follows (in thousands):

                                                         Three Months Ended June 30,
                                                         ---------------------------
                                                           1999            2000
                                                          ------         --------
Net income for the period                                 $5,454         $ 17,610
Change in cumulative translation adjustment                  558             (970)
Unrealized gain on securities available for sale,
     less related tax effect                                  --           40,303
                                                          ------         --------
Comprehensive income                                      $6,012         $ 56,943
                                                          ======         ========

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2000 - CONTINUED

                                                          Six Months Ended June 30,
                                                          -------------------------
                                                           1999             2000
                                                          -------         --------
Net income for the period                                 $10,265         $ 26,282
Change in cumulative translation adjustment                   676           (1,600)
Unrealized gain on securities available for sale,
     less related tax effect                                   --           40,303
                                                          -------         --------
Comprehensive income                                      $10,941         $ 64,985
                                                          =======         ========


NOTE (5)--FORD JOINT VENTURE

     During the first quarter of 2000, the Company and Ford Motor Company ("Ford") formed the Percepta LLC. In connection with this formation, the Company issued stock purchase warrants to Ford entitling Ford to purchase 750,000 shares of TeleTech common stock. These warrants were valued at $5.1 million using the Black Scholes Option model.

NOTE (6)--LEASE COMMITMENT

     In March, 2000 the Company and State Street Bank and Trust Company of Connecticut ("State Street") entered into a lease agreement (the "Agreement") whereby State Street acquired 12 acres of land in Arapahoe County, Colorado for approximately $5.2 million for the purpose of constructing a new corporate headquarters for the Company. In June, 2000 the Agreement was amended to provide for the construction of the building. The total estimated cost of the land and building provided for under the Agreement is $30 million. Rent expense will commence upon completion of the building, which is estimated to be in the first quarter of 2001. The rental expense will be based upon the total project costs times a floating rate factor based on a spread of 100 to 175 basis points over LIBOR.

NOTE (7)--INVESTMENT IN COMMON STOCK

     In December 1999 and January 2000, the Company invested a total of $9.6 million in a privately held customer relationship management software company which resulted in an ownership of approximately 7%. In June, 2000, this company merged with E.piphany, Inc., a publicly traded customer relationship management company. As a result of the merger, TeleTech received 825,000 shares of E.piphany common stock. Prior to June 30, 2000, TeleTech sold 152,500 shares of E.piphany for total proceeds fo $14.7 million, which resulted in a realized gain of $12.7 million. The remaining 673,400 shares of E.piphany are reflected in the accompanying June 30, 2000 balance sheet as an available for sale security. Accordingly, they are reflected at their market value with the corresponding unrealized income reflected in other comprehensive income net of tax. Subsequent to June 30, 2000 TeleTech has sold an additional 290,000 shares for $35.9 million which resulted in a realized gain of $32 million.

NOTE (8)--SUBSEQUENT EVENT

     In July 2000, the Company sold a division of its Australian subsidiary which provides services in the healthcare industry for cash of approximately $5.4 million. This sale will result in a gain recognized in the third quarter of 2000 of approximately $3.0 million. The operating results, assets and liabilities of this division are not significant to the consolidated operating results, assets and liabilities of the Company.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE PERIOD ENDED JUNE 30, 2000 AND 1999

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999

     Revenues increased $61.3 million or 51% to $181.8 million for the three months ended June 30, 2000 from $120.6 million for the three months ended June 30, 1999. Outsourced revenues increased $22.3 million, resulting from $9.8 million in new customers and $12.4 million in increased revenues from existing clients. Revenues for the three months ended June 30, 2000 include approximately $28.3 million from facilities management contracts as compared with $20.4 million for the three months ended June 30, 1999. This increase is a result of significantly increased call volumes from one of the company's facility management clients. International outsourced revenues increased $34.7 million. This is due to significant increases in Canada as a result of the commencement of operations of Percepta and an increasing number of United States clients utilizing the Company's Canadian locations. In addition, revenues in Latin America grew by $11.1 million as a result of an acquisition in the fourth quarter of 1999, and increased capacity utilization.

     Costs of services increased $38.1 million, or 48%, to $117.9 million for the three months ended June 30, 2000 from $79.8 million for the three months ended June 30, 1999. Costs of services as a percentage of revenues decreased from 66.2% for the three months ended June 30, 1999 to 64.8% for the three months ended June 30, 2000. The decrease in the costs of services as a percentage of revenues is a result of increased capacity utilization in several of the Company's domestic and foreign customer interaction centers.

     Selling, general and administrative expenses increased $15.1 million, or 48% to $46.7 million for the three months ended June 30, 2000 from $31.6 million for the three months ended June 30, 1999. Selling, general and administrative expenses as a percentage of revenues decreased from 26.2% for the three months ended June 30, 1999 to 25.7% for the three months ended June 30, 2000 primarily as a result of increased capacity utilization in the Company's customer interaction centers

     As a result of the foregoing factors, income from operations increased $8.1 million or 88%, to $17.3 million for the three months ended June 30, 2000 from $9.2 million for the three months ended June 30, 1999. Operating income as a percentage of revenues increased from 7.6% for the three months ended June 30, 1999 to 9.5% for the three months ended June 30, 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE PERIOD ENDED JUNE 30, 2000 AND 1999 - CONTINUED

     Other income totaled $11.7 million for the three months ended June 30, 2000 compared with other income of $1,000 during the three months ended June 30, 1999. This is primarily related to a one-time gain of $12.8 million on the sale of securities offset by increased interest expense of $610,000 resulting from the increased levels in borrowings on the line of credit from $22.0 million at June 30, 1999 to $43.0 million at June 30, 2000. In addition, the Company incurred a loss of $660,000 resulting from litigation with an equipment supplier concerning cancellation of a contract.

     As a result of the foregoing factors, net income increased $12.2 million or 223%, to $17.6 million for the three months ended June 30, 2000 from $5.5 million for the three months ended June 30, 1999.

SIX MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999

     Revenues increased $109.1 million or 47% to $340.3 million for the six months ended June 30, 2000 from $231.2 million for the six months ended June 30, 1999. Outsourced revenues increased $46.0 million, resulting from $16 million in new customers and $30 million in increased revenues from existing clients. Revenues for the six months ended June 30, 2000 include approximately $55.2 million from facilities management contracts as compared with $40.7 million for the six months ended June 30, 1999. This increase is a result of significantly increased call volumes from one of the Company's facility management clients. International outsourced revenues increased $55.3 million. This is due to significant increases in Canada as a result of the commencement of operations of Percepta and an increasing number of United States clients utilizing the company's Canadian locations. In addition, revenues in Latin America grew by $21.3 million as a result of acquisitions in the first quarter and fourth quarter of 1999 and increased capacity utilization.

     Costs of services increased $68.7 million, or 45%, to $222.9 million for the six months ended June 30, 2000 from $154.2 million for the six months ended June 30, 1999. Costs of services as a percentage of revenues decreased from 66.7% for the six months ended June 30, 1999 to 65.5% for the six months ended June 30, 2000. The decrease in the costs of services as a percentage of revenues is a result of increased capacity utilization in several of the Company's domestic and foreign customer interaction centers.

     Selling, general and administrative expenses increased $25.8 million, or 43% to $85.7 million for the six months ended June 30, 2000 from $60.0 million for the six months ended June 30, 1999. Selling, general and administrative expenses as a percentage of revenues decreased from 25.9% for the six months ended June 30, 1999 to 25.2% for the six months ended June 30, 2000 primarily as a result of increased capacity utilization in the Company's customer interaction centers.

     As a result of the foregoing factors, income from operations increased $14.7 million or 86%, to $31.7 million for the six months ended June 30, 2000 from $17.0 million for the six months ended June 30, 1999. Operating income as a percentage of revenues increased from 7.4% for the six months ended June 30, 1999 to 9.3% for the six months ended June 30, 2000.

     Other income totaled $11.5 million for the six months ended June 30, 2000 compared with other income of $204,000 during the six months ended June 30, 1999. This is primarily related to a one-time gain of $12.8 million on the sale of securities offset by increased interest expense of $1.0 million resulting from the increased levels in borrowings on the line of credit from $22.0 million at June 30, 1999 (of which the entire amount was not outstanding during the period) to $43.0 million at June 30, 2000. In addition, the Company incurred a loss of $660,000 resulting from litigation with an equipment supplier concerning cancellation of a contract.

     As a result of the foregoing factors, net income increased $16.0 or 156%, to $26.3 million for the six months ended June 30, 2000 from $10.3 million for the six months ended June 30, 1999.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE PERIOD ENDED JUNE 30, 2000 AND 1999 -- CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000 the Company had cash and cash equivalents of $6.1 million, short-term investments of $47.4 million and an investment in common stock of $70.8 million. Cash used by operating activities was $2.4 million for the six months ended June 30, 2000, which primarily resulted from increased accounts receivable due to unscheduled early payments in 1999 totaling approximately $15.0 million the Company was expecting to receive in January 2000. This helped the Company achieve cash flow from operations of $14.0 million in the fourth quarter of 1999.

     Cash used in investing activities was $41.7 million for the six months ended June 30, 2000 resulting primarily from $9.0 million decrease in short-term investments, $5.1 million in capital contribution from a minority interest partner offset by $45.8 million toward the purchase of property and equipment and $8.0 million towards an investment in a customer relationship management software company.

     Cash provided by financing activities was $37.0 million resulting from the increase in borrowings of $25.0 million and $13.5 million from stock option exercises and their related tax benefit offset in part by pay downs of capital leases and other debt.

     During the first quarter of 2000, the Company completed an amendment to its unsecured revolving line of credit with a syndicate of four banks. The amendment increased the line of credit to $75.0 million from $50.0 million. The Company has the option to secure at any time up to $25.0 million of the line with available cash investments. The Company has two interest rate options: an offshore rate option or a bank base rate option. The Company will pay interest at a spread of 50 to 150 basis points over the applicable offshore or bank base rate, depending upon the Company's leverage. Interest on the secured portion is based on the applicable rate plus 22.5 basis points. Borrowings under this agreement totaled $43.0 million at June 30, 2000 of which $20.0 million was secured at the Company's option with temporary short term investments disclosed on the balance sheet. Interest rates under these borrowings ranged from 6.7% to 9.5% at June 30, 2000. Under this line of credit, the Company has agreed to maintain certain financial ratios and capital expenditure limits.

     The Company currently expects total capital expenditures in 2000 to be approximately $80 to $90 million of which $45.8 million was expended in the first six months. The Company believes that existing cash on hand and available borrowings under the line of credit together with cash from operations and proceeds from the sale of E.piphany common stock will be sufficient to finance the Company's operations, planned capital expenditures and anticipated growth through 2000.

FORWARD-LOOKING STATEMENTS

     All statements not based on historical fact are forward-looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, following are important factors that could cause TeleTech's actual results to differ materially from those expressed or implied by such forward-looking statements: lower than anticipated customer interaction center capacity utilization; the loss or delay in implementation of a customer management program; TeleTech's ability to build-out facilities in a timely and economic manner; greater than anticipated competition from new entrants into the customer care market, causing increased price competition or loss of clients; the loss of one or more significant clients; higher than anticipated start-up costs associated with new business opportunities; TeleTech's ability to predict the potential volume or profitability of any future technology or consulting sales; TeleTech's agreements with clients may be canceled on relatively short notice; and TeleTech's ability to generate a specific level of revenue is dependent upon customer interest in and use of the Company's clients' products and services. Readers are encouraged to review TeleTech's 1999 Annual Report on Form 10-K, which describes other important factors that may impact TeleTech's business, results of operations and financial condition. However, these factors

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE PERIOD ENDED JUNE 30, 2000 AND 1999 -- CONTINUED

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

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                       FOR THE PERIOD ENDED JUNE 30, 2000

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

INTEREST RATE RISK

     The interest on the Company's line of credit and its Canadian subsidiary's operating loan is variable based on the bank's base rate or offshore rate, and therefore, affected by changes in market interest rates. At June 30, 2000, there was approximately $930,000 in borrowings outstanding on the operating loan and $43.0 million outstanding on the Company's line of credit. The Company monitors interest rates frequently and has sufficient cash balances to significantly reduce the line of credit, should interest rates increase significantly. The Company's investments are typically short-term in nature and as a result do not expose the Company to significant risk from interest rate fluctuations. Therefore, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.

FOREIGN CURRENCY RISK

     The Company has wholly owned subsidiaries in Argentina, Australia, Brazil, Canada, Mexico, New Zealand, Singapore and the United Kingdom. The substantial majority of revenues and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in the exchange rate may positively or negatively affect the Company's revenues and net income attributed to these subsidiaries. For the three and six months ended June 30, 2000, revenues from non-U.S. countries represented 34% and 31% of consolidated revenues, respectively.

     The Company's Canadian subsidiary receives payment in U.S. dollars for certain of its larger customer contracts. As all its expenditures are in Canadian dollars, the Company must acquire Canadian currency on a monthly basis. Accordingly, the Company has contracted with a Commercial bank at no material cost, to acquire a total of $27 million Canadian dollars during the last 6 months of 2000 at a fixed price in U.S. dollars of $18.3 million. There is no material differences between the fixed exchange ratio and the current exchange ratio of the U.S./Canadian dollar.

OTHER ITEMS

     From time to time, the Company engages in discussions regarding restructuring, dispositions, acquisitions and other similar transactions. Any such transaction could include, among other things, the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption or refinancing of indebtedness, and could be material to the Company's financial condition and results of operations. There is no assurance that any such discussions will result in the consummation of any such transaction.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of shareholders ("Annual Meeting") on May 3, 2000. As of March 24, 2000, the record date for the Annual Meeting, approximately 62,338,826 shares of common stock were outstanding. Each matter submitted to a vote of the shareholders at the Annual Meeting received a number of votes sufficient for approval.

     The following items were submitted to a vote of the Company's shareholders at the Annual Meeting:

     (a)  Election of Directors

                                                 VOTES FOR         VOTES ABSTAINED
      Kenneth D. Tuchman                         53,054,481             15,547

      Scott Thompson                             53,054,481             15,547

      James Barlett                              53,054,481             15,547

      Rod Dammeyer                               53,054,481             15,547

      George Heilmeier                           53,054,481             15,547

      Morton Meyerson                            53,054,481             15,547

      Alan Silverman                             53,054,481             15,547


     (b) Ratification of appointment of Arthur Andersen LLP as the Company's independent auditors for fiscal year 2000:

          VOTES FOR                  VOTES AGAINST             VOTES ABSTAINED
          53,062,122                     5,174                      2,732

     (c) A proposal to adopt the Company's Amended and Restated 1999 Stock Option and Incentive Plan:

          VOTES FOR                  VOTES AGAINST             VOTES ABSTAINED
          40,399,166                   7,001,740                      3,690

     (d) A proposal to adopt the Company's Amended and Restated Employee Stock Purchase Plan:

          VOTES FOR                  VOTES AGAINST             VOTES ABSTAINED
          47,035,869                    364,961                      3,766

Item 5. Recent Developments

     New Corporate Headquarters

          In March, 2000 the Company and State Street Bank and Trust Company of Connecticut ("State Street") entered into a lease agreement (the "Agreement") whereby State Street acquired 12 acres of land in Arapahoe County, Colorado for approximately $5.2 million for the purpose of constructing a new corporate headquarters for the Company. In June, 2000 the Agreement was amended to provide for the construction of the building. The total estimated cost of the land and building provided for under the Agreement is $30 million. Rent expense will commence upon completion of the building, which is estimated to be in the first quarter of 2001.

     Investment in Common Stock

          In December 1999 and January 2000, the Company invested a total of $9.6 million in Octane Software, Inc., a privately held customer relationship management software company. In June, 2000, Octane merged with E.piphany, Inc., a publicly traded customer relationship management company. As a result of the merger, TeleTech received 825,000 shares of E.piphany common stock. Prior to June 30, 2000, TeleTech sold 152,500 shares of E.piphany, and subsequent to June 30, 2000 TeleTech has sold an additional 290,000 shares.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits filed through the filing of this Form 10-Q

           3.1     Restated Certificate of Incorporation of TeleTech[1] {Exhibit 3.1}
           3.2     Amended and Restated Bylaws of TeleTech[1] {Exhibit 3.2}
          10.28*   Letter Agreement dated March 27, 2000 between
                   Larry Kessler and TeleTech
          10.29*   Stock Option Agreement dated March 27, 2000 between Larry Kessler and TeleTech
          10.30*   Promissory Note dated April 3, 2000 by Larry Kessler for the benefit of TeleTech
          10.31*   Lease and Deed of Trust Agreement dated June 22, 2000
          10.32*   Participation Agreement dated June 22, 2000
          27.1 *   Financial Data Schedule

     (b)  Reports on Form 8-K

          None

-------------------
*    Filed Herewith

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


                                       TELETECH HOLDINGS, INC.
                                            (Registrant)



Date: August 11, 2000                  By: /s/ SCOTT D. THOMPSON
                                          -------------------------------
                                          Scott D. Thompson
                                          Chief Executive Officer and President


Date: August 11, 2000                  By: /s/ MICHAEL E. FOSS
                                          -------------------------------
                                          Michael E. Foss
                                          Chief Financial Officer and President
                                          TeleTech Companies Group