Form 10-Q
period 2000-09-30
TELETECH HOLDINGS INC
filed 2000-11-14
CIK 1013880

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   ----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

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

                  YES     X             NO
                      ---------            -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
                  Class of Common Stock                  November 10, 2000
         Common Stock, par value $.01 per share            66,249,092

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                                              PAGE
                                                                                             NUMBER

PART  I.    FINANCIAL  INFORMATION

Item     1.    Financial  Statements  (Unaudited)

         Condensed consolidated balance sheets--December 31, 1999 and September 30, 2000        3

         Condensed consolidated statements of income--Three months ended September 30,
         2000 and 1999                                                                          5

         Condensed consolidated statements of income--Nine months ended September 30,
         2000 and 1999                                                                          6

         Condensed consolidated statements of cash flows--Nine months ended
         September 30, 2000 and 1999                                                            7

         Notes to condensed consolidated financial statements--September 30, 2000               8

Item     2.   Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                    13

Item     3.   Quantitative and Qualitative Disclosures about Market Risk                       16

PART  II .   OTHER  INFORMATION

Item     1.   Legal Proceedings                                                                18

Item     2.   Changes in Securities and Use of Proceeds                                        18

Item     5.   Recent Developments                                                              18

Item     6.   Exhibits and Reports on Form 8-K                                                 19

SIGNATURES                                                                                     20

Item 1.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                 SEPTEMBER 30,   DECEMBER 31,
                                   ASSETS                                            2000             1999
                                   ------                                        -------------   ------------
                                                                                  (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                       $ 19,275          $ 16,227
   Short term investments                                                            47,945                --
   Investment in available-for-sale securities                                       28,609            41,621
   Accounts receivable, net of allowance for doubtful accounts of $5,730 and
      $3,923, respectively                                                          166,333            91,979
   Prepaids and other assets                                                          4,862             5,361
   Deferred tax asset                                                                    --             4,889
                                                                                   --------          --------
      Total current assets                                                          267,024           160,077
                                                                                   --------          --------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $88,888 and
   $65,083, respectively                                                            155,458           111,644
                                                                                   --------          --------


OTHER ASSETS:
   Long-term accounts receivable                                                      4,300             3,930
   Goodwill, net of amortization of  $4,075 and $3,103, respectively                 19,219            20,633
   Contract acquisition cost, net of amortization of $3,231 and $1,614,
      respectively                                                                   13,269             9,286
   Deferred tax asset                                                                   550               550
   Other assets                                                                       7,523             5,364
                                                                                   --------          --------

      Total assets                                                                 $467,343          $311,484
                                                                                   ========          ========




 The accompanying notes are an integral part of these condensed consolidated balance sheets.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                                  SEPTEMBER 30,       DECEMBER 31,
                   LIABILITIES AND STOCKHOLDERS' EQUITY               2000               1999
                   ------------------------------------           -------------       ------------
                                                                   (Unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt                               $ 12,879            $   5,783
    Bank overdraft                                                        --                1,323
    Accounts payable                                                   6,255               12,426
    Accrued employee compensation                                     23,663               28,319
    Accrued income taxes                                              14,996                4,397
    Deferred income taxes                                              1,790                   --
    Other accrued expenses                                            34,537               17,749
    Customer advances, deposits and deferred income                    4,903                4,510
                                                                    --------            ---------
      Total current liabilities                                       99,023               74,507

LONG-TERM DEBT, net of current portion:
    Capital lease obligations                                            307                2,530
    Line of credit                                                    55,000               18,000
    Other debt                                                         1,891                5,649
                                                                    --------            ---------
      Total liabilities                                              156,221              100,686
                                                                    --------            ---------

MINORITY INTEREST, in consolidated subsidiaries                        6,025                   --
                                                                    --------            ---------

STOCKHOLDERS' EQUITY:
   Stock purchase warrants                                             5,100                   --
   Common stock; $.01 par value; 150,000,000 shares authorized;
      66,180,192 and 65,087,645 shares, respectively, issued and
      outstanding                                                        661                  650
   Additional paid-in capital                                        141,958              122,088
   Accumulated other comprehensive income                             10,221               (1,402)
   Retained earnings                                                 147,157               89,462
                                                                    --------            ---------
      Total stockholders' equity                                     305,097              210,798
                                                                    --------            ---------
      Total liabilities and stockholders' equity                    $467,343            $ 311,484
                                                                    ========            =========




   The accompanying notes are an integral part of these condensed consolidated balance sheets.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                      --------------------------------
                                                        2000                    1999
                                                      --------                --------

REVENUES                                              $212,716                $134,691

OPERATING EXPENSES:
   Costs of services                                   135,532                  90,336
   Other operating expenses                             56,750                  32,958
   Loss on closure of subsidiary                         3,419                      --
                                                      --------                --------
      Total operating expenses                         195,701                 123,294
                                                      --------                --------

INCOME FROM OPERATIONS                                  17,015                  11,397
                                                      --------                --------

OTHER INCOME (EXPENSE):
   Interest expense                                     (1,334)                   (650)
   Interest income                                       1,007                     477
   Gain on settlement of long-term contract                 --                   6,726
   Gain on sale of securities                           32,089                      --
   Other                                                 1,183                     334
                                                      --------                --------

                                                        32,945                   6,887
                                                      --------                --------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST        49,960                  18,284

   Provision for income taxes                           18,739                   7,248
                                                      --------                --------

INCOME BEFORE MINORITY INTEREST                         31,221                  11,036

   Minority interest, net of income taxes                 (526)                     --
                                                      --------                --------

NET INCOME                                            $ 30,695                $ 11,036
                                                      ========                ========

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                66,105                  64,511
                                                      ========                ========
   Diluted                                              70,472                  66,544
                                                      ========                ========
NET INCOME PER SHARE
   Basic                                              $   0.46                $   0.17
                                                      ========                ========
   Diluted                                            $   0.44                $   0.17
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

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                         ----------------------------------
                                                            2000                    1999
                                                         ---------                ---------

REVENUES                                                 $ 582,570                $ 383,567

OPERATING EXPENSES:
   Costs of services                                       381,523                  256,576
   Other operating expenses                                145,786                   95,576
   Loss on closure of subsidiary                             3,419                       --
                                                         ---------                ---------
      Total operating expenses                             530,728                  352,152
                                                         ---------                ---------

INCOME FROM OPERATIONS                                      51,842                   31,415
                                                         ---------                ---------

OTHER INCOME (EXPENSE):
   Interest expense                                         (3,422)                  (1,690)
   Interest income                                           2,329                    1,809
   Gain on settlement of long-term contract                     --                    6,726
   Gain on sale of securities                               44,851                       --
   Other                                                       497                      229
                                                         ---------                ---------
                                                            44,255                    7,074
                                                         ---------                ---------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST            96,097                   38,489

   Provision for income taxes                               36,306                   15,257
                                                         ---------                ---------

INCOME BEFORE MINORITY INTEREST                             59,791                   23,232

   Minority interest, net of income taxes                     (925)                      --
                                                         ---------                ---------

NET INCOME                                               $  58,866                $  23,232
                                                         =========                =========

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                    65,743                   64,301
                                                         =========                =========
   Diluted                                                  70,144                   65,871
                                                         =========                =========
NET INCOME PER SHARE
   Basic                                                 $    0.90                $    0.36
                                                         =========                =========
   Diluted                                               $    0.84                $    0.35
                                                         =========                =========

   The accompanying notes are an integral part of these condensed consolidated financial statement

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                 --------------------------
                                                                                   2000             1999
                                                                                 --------          --------
   CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                 $ 58,866          $ 23,232
      Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation and amortization                                             30,378            21,465
         Minority interest                                                            925                --
         Allowance for doubtful accounts                                            1,808               335
         Gain on sale of securities                                               (44,851)               --
         Deferred income taxes                                                     (1,073)             (355)
         Net gain on asset dispositions                                              (545)              574
         Non-cash deal costs                                                        1,800                --
         Tax benefit from exercise of stock options                                 7,886               753
         Changes in assets and liabilities:
           Accounts receivable                                                    (76,163)          (12,419)
           Prepaids and other assets                                                  789            (1,101)
           Accounts payable and accrued expenses                                   21,721             7,016
           Customer advances, deposits and deferred income                         (3,285)              120
                                                                                 --------          --------

           Net cash (used in) provided by  operating activities                    (1,744)           39,620
                                                                                 --------          --------

   CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                          (76,216)          (40,169)
      Proceeds from sale of available-for-sale securities                          50,634                --
      Acquisitions, net of cash acquired                                             (600)           (1,462)
      Purchase of Smart Call                                                           --            (2,590)
      Contract acquisition costs                                                   (4,389)               --
      Proceeds from sale of HPH                                                     5,400                --
      Investment in customer relationship management software company              (7,989)               --
      Proceeds from minority interest in subsidiary                                 5,100                --
      Changes in accounts payable and accrued liabilities related to investing
         activities                                                                    --               (55)
      Increase in short-term investments                                          (10,914)             (191)
                                                                                 --------          --------

           Net cash used in investing activities                                  (38,974)          (44,467)
                                                                                 --------          --------

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in short-term borrowings                                             --               307
     Net increase in line of credit                                                37,000            22,000
     Net increase (decrease) on long-term debt and capital leases                   1,093            (4,484)
     Distribution to shareholders                                                  (1,171)               --
     Proceeds from exercise of stock options                                       10,177             1,560
                                                                                 --------          --------
           Net cash provided by financing activities                               47,099            19,383
                                                                                 --------          --------
     Effect of exchange rate changes on cash                                       (3,333)           (2,227)
                                                                                 --------          --------

   NET INCREASE IN CASH AND CASH EQUIVALENTS                                        3,048            12,309

   CASH AND CASH EQUIVALENTS, beginning of period                                  16,227             9,466
                                                                                 --------          --------

   CASH AND CASH EQUIVALENTS, end of period                                      $ 19,275          $ 21,775
                                                                                 ========          ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE (1)--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of TeleTech Holdings, Inc. and subsidiaries as of September 30, 2000 and 1999 and for the periods then ended. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

         As more fully discussed in Note 4, during August 2000, the Company entered into a business combination with Contact Center Holdings, S.L. ("CCH"). The business combination has been accounted for using the pooling of interests method, and the historical consolidated financial statements of the Company for all the years prior to the business combination have been restated in the accompanying consolidated financial statements to include the financial position, results of operations and cash flows of CCH.

          The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999. Certain 1999 amounts have been reclassified to conform to 2000 presentation.

NOTE (2)--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instrument and Hedging Activities," establishes fair value accounting and reporting standards for derivative instruments and hedging activities. The effective date of SFAS No. 133 was deferred until January 1, 2001 by the issuance of SFAS No. 137. Management anticipates that the adoption of SFAS No. 133 will not materially effect the Company as it anticipates that no derivative instruments will be outstanding on January 1, 2001. Currently, the only derivative type instruments the Company is participating in relate to purchasing forward contracts of Canadian dollars. These contracts will be settled by January 1, 2001 and the current difference between the market value of these outstanding contracts and the cost of the contracts are not material.

NOTE (3)-- SEGMENT INFORMATION AND CUSTOMER CONCENTRATIONS

         The Company classifies its business activities into four fundamental areas: outsourced operations in the United States, facilities management operations, international outsourced operations, and technology services and consulting. These areas are separately managed and each has significant differences in capital requirements and cost structures. Outsourced, facilities management and international outsourced operations are reportable business segments with their respective financial performance detailed herein. Technology services and consulting is included in corporate activities as it is not a material business segment. Also included in corporate activities are general corporate expenses and overall operational management expenses. Assets of corporate activities include unallocated cash, short-term investments and deferred income taxes. There are no significant transactions between the reported segments for the periods presented.

                                                 THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                            ------------------------------
(in thousands)                                2000                 1999
                                            ---------            ---------
REVENUES:
Outsourced                                  $  93,879            $  74,369




Facilities Management                          30,625               23,556
International Outsourced                       85,317               31,994
Corporate Activities                            2,895                4,772
                                            ---------            ---------
      Total                                 $ 212,716            $ 134,691
                                            =========            =========

OPERATING INCOME (LOSS):
Outsourced                                  $  20,740            $  17,451
Facilities Management                           3,560                1,118
International Outsourced                       15,542                2,420
Corporate Activities                          (22,827)              (9,592)
                                            ---------            ---------
      Total                                 $  17,015            $  11,397
                                            =========            =========

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 - CONTINUED

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                            ------------------------------
(in thousands)                                 2000                1999
                                            ---------            ---------
REVENUES:
Outsourced                                  $ 278,673            $ 213,145
Facilities Management                          85,833               64,289
International Outsourced                      208,990               88,493
Corporate Activities                            9,074               17,640
                                            ---------            ---------
      Total                                 $ 582,570            $ 383,567
                                            =========            =========

OPERATING INCOME (LOSS):
Outsourced                                  $  62,821            $  48,007
Facilities Management                          10,070                4,172
International Outsourced                       31,469                6,540
Corporate Activities                          (52,518)             (27,304)
                                            ---------            ---------
      Total                                 $  51,842            $  31,415
                                            =========            =========

                                                     BALANCE AS OF
                                           SEPTEMBER 30         DECEMBER 31,
(in thousands)                                2000                 1999
                                           ------------         ------------
ASSETS:
Outsourced Assets                           $115,238             $ 76,401
Facilities Management Assets                  14,088               11,290
International Outsourced Assets              178,207              106,397
Corporate Activities Assets                  160,231              117,396
                                            --------             --------
      Total                                 $467,764             $311,484
                                            ========             ========

GOODWILL:
International Outsourced Goodwill, Net        10,508             $ 10,496
Corporate Activities Goodwill, Net             8,711               10,137
                                            --------             --------
      Total                                 $ 19,219             $ 20,633
                                            ========             ========

        The following geographic data include revenues based on the location the services are provided (in thousands).

                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                            -----------------------------
                                              2000                1999
                                            --------             --------
REVENUES:
United States                               $118,580             $ 97,594
Canada                                        21,911               12,983
Europe                                        19,306               10,232
Australia                                     16,407                8,218
Latin America                                 16,132                4,947
Rest of world                                 20,380                  717
                                            --------             --------
      Total                                 $212,716             $134,691
                                            ========             ========

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 - CONTINUED


                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                            -----------------------------
                                              2000                 1999
                                            --------             --------
REVENUES:
United States                               $353,915             $280,248
Canada                                        58,364               36,930
Australia                                     47,803               24,622
Latin America                                 43,144               10,692
Europe                                        56,835               30,359
Rest of world                                 22,509                  716
                                            --------             --------
      Total                                 $582,570             $383,567
                                            ========             ========


NOTE (4)--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES (IN THOUSANDS):

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          --------------------
                                                          2000         1999
                                                          ----         ----
Cash paid for interest                                    $1,068       $ 1,690
Cash paid for income taxes                                $9,091       $15,444

Noncash investing and financing activities:
  Stock issued in purchase of Pamet River, Inc.           $   --       $ 1,753
  Issuance of stock purchase warrants in connection
          with formation of joint venture                 $5,100       $    --

NOTE (5) - ACQUISITION

         On August 31, 2000, the Company and CCH entered into a definitive Share Purchase Agreement, which included the exchange of 3,263,816 shares of the Company's common stock for all of the issued share capital of CCH. The business combination was accounted for as a pooling of interests, and accordingly, the historical financial statements of the Company have been restated to include the financial statements of CCH for all periods presented. The consolidated financial statements have been prepared to give retroactive effect to the business combination with CCH in August 2000.

         The table below sets forth the combined revenues and net income of the previously separate enterprises for the period prior to the consummation of the combinations during the three and the nine months ended September 30, 2000 and 1999 (in thousands):

                                                                 THI        CCH      COMBINED
                                                                 ---        ---      --------

THREE MONTHS ENDED SEPTEMBER 30,
2000:
     Revenues ..........................................      $134,242    $9,026    $143,268
     Net income ........................................        29,680       371      30,051

1999:
     Revenues ..........................................      $126,131    $8,560    $134,691
     Net income ........................................        10,831       205      11,036

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 - CONTINUED

                                                                 THI        CCH      COMBINED
                                                                 ---        ---      --------

NINE MONTHS ENDED SEPTEMBER 30,
2000:
     Revenues ..........................................      $474,582    $38,540    $513,122
     Net income ........................................        55,963      2,259      58,222

1999:
     Revenues ..........................................      $357,334    $26,233    $383,567
     Net income ........................................        21,096      2,136      23,232


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

         The Company's comprehensive income for the three months and nine months period ended September 30, 1999 and 2000 was as follows (in thousands):

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                    -----------------------
                                                      2000           1999
                                                    --------        -------
Net income for the period                           $ 30,695        $11,036
Change in cumulative translation adjustment           (2,149)           351
Unrealized loss on securities available for
  sale, net of tax effect                            (24,601)            --
                                                    --------        -------
Comprehensive income                                $  3,945        $11,387

                                                    ========        =======


                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                    -----------------------
                                                      2000           1999
                                                    --------        -------
Net income for the period                           $ 58,866        $23,232
Change in cumulative translation adjustment           (4,079)           515



Unrealized gain on securities available for
  sale, net of tax effect                             15,702             --
                                                    --------        -------
Comprehensive income                                $ 70,489        $23,747
                                                    ========        =======



NOTE (7)--FORD JOINT VENTURE

         During the first quarter of 2000, the Company and Ford Motor Company ("Ford") formed the Percepta joint venture. In connection with this formation, the Company issued stock purchase warrants to Ford entitling Ford to purchase 750,000 shares of TeleTech common stock. These warrants were valued at $5.1 million using the Black Scholes Option model.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 - CONTINUED

NOTE (8)--LEASE COMMITMENT

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

NOTE (9)-INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

         In December 1999 and January 2000, the Company invested a total of $9.6 million in a privately held customer relationship management software company which resulted in an ownership of approximately 7%. In June, 2000, this company merged with E.piphany, Inc., a publicly traded customer relationship management company. As a result of the merger, TeleTech received 825,000 shares of E.piphany common stock. During the three and nine months ended September 30, 2000, the Company sold 290,000 and 442,200 shares, respectively, of E.piphany for total proceeds of $35.9 million and $50.6 million, respectively, which resulted in a realized gain of $32.1 million and $44.9 million, respectively. The remaining 382,800 shares of E.piphany are reflected in the accompanying September 30, 2000 balance sheet as an available for sale security recorded at their fair market value of $28.6. Accordingly, they are reflected at their market value with the corresponding unrealized gain reflected in other comprehensive income, net of tax.

NOTE (10)-ASSET DISPOSITIONS

         In July 2000, the Company sold a division of its Australian subsidiary, which provides services in the healthcare industry, for cash of approximately $5.4 million. This sale resulted in a gain recognized in the third quarter of 2000 of approximately $4.0 million. The operating results, assets and liabilities of this division are not material to the consolidated operating results assets and liabilities of the Company.

         In September 2000, the Company closed its Pamet River subsidiary, which provided marketing solutions by leveraging Internet and database technologies. The Company closed the subsidiary due to weak operating performance and incompatibility with the Company's key strategic initiatives. It was more cost effective to close the operation than to seek a buyer. The disposal resulted in a $3.4 million loss, which is included as an operating expense in the accompanying statement of income.

NOTE (11)- SUBSEQUENT EVENT

         In November 2000, the Company acquired the customer care division of Boston Communications Group in an asset purchase transaction accounted for under the purchase method of accounting. Boston Communications Group's customer care division provides 24x7 inbound customer care solutions for the wireless industry. The Company purchased the customer care division in a cash transaction valued at $15 million, including a $13 million cash payment and assumption of approximately $2 million of liabilities.

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999

         Revenues increased $78.0 million or 58% to $212.7 million for the three months ended September 30, 2000 from $134.7 million for the three months ended September 30, 1999. Outsourced revenues increased $19.5 million, resulting from growth in new and existing client relationships. Revenues for the three months ended September 30, 2000 include approximately $30.6 million from facilities management contracts as compared with $23.6 million for the three months ended September 30, 1999. This increase is a result of significantly increased number of customer interactions managed on behalf of one of the company's facilities management clients. International outsourced revenues increased $53.3 million. This is due to significant increases in Canada as a result of the commencement of operations of Percepta and an increasing number of United States clients utilizing the Company's Canadian locations. Revenues in Latin America grew by $11.2 million as a result of growth in new and existing client relationships and an acquisition completed in the fourth quarter of 1999. Additionally, revenues in Spain increased by $4.9 million.

          Costs of services increased $45.2 million, or 50%, to $135.5 million for the three months ended September 30, 2000 from $90.3 million for the three months ended September 30, 1999. Costs of services as a percentage of revenues decreased from 67.1% for the three months ended September 30, 1999 to 63.7% for the three months ended September 30, 2000. The decrease in the costs of services as a percentage of revenues is a result of strong growth in revenues from both new and existing clients and increased operating efficiencies.

         Selling, general and administrative expenses increased $23.8 million, or 72% to $56.8 million for the three months ended September 30, 2000 from $33.0 million for the three months ended September 30, 1999. Selling, general and administrative expenses as a percentage of revenues increased from 24.5% for the three months ended September 30, 1999 to 26.7% for the three months ended September 30, 2000 primarily as a result of strong growth in revenues from both new and existing clients and increased operating efficiencies.

              As a result of the foregoing factors, income from operations increased $5.6 million or 49.3%, to $17.0 million for the three months ended September 30, 2000 from $11.4 million for the three months ended

September 30, 1999. Operating income as a percentage of revenues decreased from 8.5% for the three months ended September 30, 1999 to 8.0% for the three months ended September 30, 2000. Income from operations, exclusive of the one-time impact of the closure of the Pamet River subsidiary, increased $9.0 million or 79% to $20.4 million for the three months ended September 30, 2000. Operating income as a percentage of revenues, exclusive of the one-time impact of the closure of the Pamet River subsidiary, increased to 9.6% for the three months ended September 30, 2000.

              Other income totaled $32.9 million for the three months ended September 30, 2000 compared with other income of $6.9 million during the three months ended September 30, 1999. Included in other income for the three months ended September 30, 2000 is a one-time gain of $32.1 million on the sale of securities. Included in other income for the three months ended September 30, 1999 is a one-time gain of $6.7 million on the settlement of a long-term contract. Interest expense increased $684,000 to $1.3 million for the three months ended September 30, 2000 compared to $650,000 for the three months ended September 30, 1999. This increase is primarily the result of increased borrowings.

         As a result of the foregoing factors, net income increased $19.7 million or 178%, to $30.7 million for the three months ended September 30, 2000 from $11.0 million for the three months ended September 30, 1999. Net income for the three months ended September 30, 2000 was $11.7 million, exclusive of a net one-time gain from the sale of a portion of an equity investment. Net income for the three months ended September 30, 2000 was $6.8 million, exclusive of a net one-time gain on the settlement of a contract.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999

         Revenues increased $199.0 million or 52% to $582.6 million for the nine months ended September 30, 2000 from $383.6 million for the nine months ended September 30, 1999. Outsourced revenues increased $65.5 million, resulting from growth in new and existing client relationships. Revenues for the nine months ended September 30, 2000 include approximately $85.8 million from facilities management contracts as compared with $64.3 million for the nine months ended September 30, 1999. This increase is a result of significantly increased number of customer interactions managed on behalf of one of the Company's facility management clients. International outsourced revenues increased $120.5 million. This is due to significant increases in Canada as a result of the commencement of operations of Percepta and an increasing number of United States clients utilizing the company's Canadian locations. In addition, revenues in Latin America grew by $32.4 million as a result of growth in new and existing client relationships and completed acquisitions in the first and fourth quarter of 1999. Additionally, revenues in Spain increased by $16.7 million.

          Costs of services increased $124.9 million, or 49%, to $381.5 million for the nine months ended September 30, 2000 from $256.6 million for the nine months ended September 30, 1999. Costs of services as a percentage of revenues decreased from 66.9% for the nine months ended September 30, 1999 to 65.5% for the nine months ended September 30, 2000. The decrease in the costs of services as a percentage of revenues is a result of strong growth in revenues from both new and existing clients and increased operating efficiencies.

         Selling, general and administrative expenses increased $50.2 million, or 53% to $145.8 million for the nine months ended September 30, 2000 from $95.6 million for the nine months ended September 30, 1999. Selling, general and administrative expenses as a percentage of revenues increased from 24.9% for the nine months ended September 30, 1999 to 25.0% for the nine months ended September 30, 2000 primarily as a result of increased investment in the Company's enhansiv subsidiary.

         As a result of the foregoing factors, income from operations increased $20.4 million or 65%, to $51.8 million for the nine months ended September 30, 2000 from $31.4 million for the nine months ended September 30, 1999. Operating income as a percentage of revenues increased from 8.2% for the nine months ended September 30, 1999 to 8.9% for the nine months ended September 30, 2000. Income from operations, exclusive of the one-time impact of the closure of the Pamet River subsidiary, increased $23.8 million or 76%, to $55.2 million for the nine months ended September 30, 2000. Operating income as a percentage of revenues, exclusive of the one-time impact of the closure of the Pamet River subsidiary, increased to 9.5% for the nine months ended September 30, 2000.

         Other income totaled $44.3 million for the nine months ended September 30, 2000 compared with other income of $7.1 million during the nine months ended September 30, 1999. Included in other income for the nine months ended September 30, 2000 is a one-time gain of $44.9 million on the sale of securities. Included in other income for the nine months ended September 30, 1999 is a one-time gain of $6.7 million on the settlement of a long-term contract. Interest expense increased $1.7 million to $3.4 million for the nine months ended September 30, 2000 compared to $1.7 for the nine months ended September 30, 1999. This increase is primarily the result of increased borrowings.

         As a result of the foregoing factors, net income increased $35.6 or 153%, to $58.9 million for the nine months ended September 30, 2000 from $23.2 million for the nine months ended September 30, 1999. Net income for the nine months ended September 30, 2000 was $31.1 million, exclusive of a net one-time gain from the sale of a portion of an equity investment. Net income for the three months ended September 30, 2000 was $19.9 million, exclusive of a net one-time gain on the settlement of a contract.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000 the Company had cash and cash equivalents of $19.3 million, an investment in available-for-sale securities of $76.6 million. Cash used in operating activities was $1.7 million for the nine months ended September 30, 2000, which primarily resulted from increased accounts receivable balances due to the recent Spanish acquisition and various slow paying customers.

         Cash used in investing activities was $39.0 million for the nine months ended September 30, 2000 resulting primarily from $76.2 million used for the purchase of property and equipment and $8.0 million towards an investment in a customer relationship management software company offset primarily by $50.6 million proceeds from the sale of available-for-sale securities.

         Cash provided by financing activities was $47.1 million resulting from the increase in borrowings of $38.1 million and $10.1 million from stock option exercises and their related tax benefit offset in part by distributions to shareholders.

         During the first quarter of 2000, the Company completed an amendment to its unsecured revolving line of credit with a syndicate of four banks. The amendment increased the line of credit to $75.0 million from $50.0 million. The Company has the option to secure at any time up to $25.0 million of the line with available cash investments. The Company has two interest rate options: an offshore rate option or a bank base rate option. The Company will pay interest at a spread of 50 to 150 basis points over the applicable offshore or bank base rate, depending upon the Company's leverage. Interest on the secured portion is based on the applicable rate plus 22.5 basis points. Borrowings under this agreement totaled $55.0 million at September 30, 2000 of which $20.0 million was secured at the Company's option with temporary short term investments disclosed on the balance sheet. Interest rates under these borrowings ranged from 6.7% to 9.5% at September 30, 2000. Under this line of credit, the Company has agreed to maintain certain financial ratios and capital expenditure limits.

         The Company currently expects total capital expenditures in 2000 to be approximately $105 to $115 million of which $76.2 million was expended in the first nine months. The Company believes that existing cash on hand and available borrowings under the line of credit together with cash from operations and proceeds from the sale of E.piphany common stock will be sufficient to finance the Company's operations, planned capital expenditures and anticipated growth through 2001.

OTHER FACTORS

         On September 28, 2000, the Company announced that Verizon Communications informed the Company of a change in its CLEC strategy. The Company has a long-term contract with Verizon and the two companies will work together to find the best way for Verizon to fulfill the terms of the contract given the change in their strategic direction. Verizon is pursuing options to redirect the Company's business from its CLEC operations to other strategic business units and the Company is encouraged by the progress made to date in this regard. Based on its successful, long-standing alliance with Verizon, TeleTech does not expect a change in its Verizon business in fiscal year 2000. Verizon's CLEC business accounted for 21% of TeleTech's revenues for the year ended December 31, 1999 and 16.8% of TeleTech's revenues for the nine months ended September 30, 2000.

FORWARD-LOOKING STATEMENTS

         All statements not based on historical fact are forward-looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, following are important factors that could cause TeleTech's actual results to differ materially from those expressed or implied by such forward-looking statements: lower than anticipated customer interaction center capacity utilization; the loss or delay in implementation of a customer management program; TeleTech's ability to build-out facilities in a timely and economic manner; greater than anticipated competition from new entrants into the customer care market, causing increased price competition or loss of clients; the loss of one or more significant clients; higher than anticipated start-up costs associated with new business opportunities; TeleTech's ability to predict the potential volume or profitability of any future technology or consulting sales; TeleTech's agreements with clients may be canceled on relatively short notice; and TeleTech's ability to generate a specific level of revenue is dependent upon customer interest in and use of the Company's clients' products and services. Readers are encouraged to review TeleTech's 1999 Annual Report on Form 10-K and other publicly filed documents, which describe other important factors that may impact TeleTech's business, results of operations and financial condition. However, these factors should not be construed as an exhaustive list. TeleTech cannot always predict which factors could cause actual results to differ materially from those in its forward-looking statements. In light of these risks and uncertainties the forward-looking statements might not occur. TeleTech assumes no obligation to update its forward-looking statements to reflect actual results or changes in factors affecting such forward-looking statements.

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

INTEREST RATE RISK

         The interest on the Company's line of credit and its Canadian subsidiary's operating loan is variable based on the bank's base rate or offshore rate, and therefore, affected by changes in market interest rates. At September 30, 2000, there was approximately $930,000 in borrowings outstanding on the operating loan and $55.0 million outstanding on the Company's line of credit. The Company monitors interest rates frequently and has sufficient cash balances to significantly reduce the line of credit, should interest rates increase significantly. The Company's investments are typically short-term in nature and as a result do not expose the Company to significant risk from interest rate fluctuations. Therefore, the Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.

FOREIGN CURRENCY RISK

         The Company has wholly owned subsidiaries in Argentina, Australia, Brazil, Canada, Hong Kong, Mexico, New Zealand, Singapore, Spain, and the United Kingdom. The substantial majority of revenues and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in the exchange rate may positively or negatively affect the Company's revenues and net income attributed to these subsidiaries. For the three and nine months ended September 30, 2000, revenues from non-U.S. countries represented 44% and 39% of consolidated revenues, respectively.

         The Company's Canadian subsidiary receives payment in U.S. dollars for certain of its larger customer contracts. As all its expenditures are in Canadian dollars, the Company must acquire Canadian currency on a monthly basis. Accordingly, the Company has contracted with a Commercial bank at no material cost, to acquire a total of $13.5 million Canadian dollars during the last 3 months of 2000 at a fixed price in U.S. dollars of $9.2 million. There is no material differences between the fixed exchange ratio and the current exchange ratio of the U.S./Canadian dollar.

OTHER ITEMS

         As part of its ongoing business strategy, the Company frequently engages in discussions regarding restructuring, dispositions, acquisitions, joint ventures and other similar transactions. This strategy includes the pursuit of acquisitions and joint ventures as a means of entry into regions and countries where the Company lacks significant market presence, including countries in Europe, Asia and Latin America. Such transactions could include, among other things, the transfer, sale or acquisition of significant assets, businesses or interests, agreements to work with third parties, including joint ventures, or the incurrence, assumption or refinancing of indebtedness, and could be material to the Company's financial condition and results of operations. There is no assurance that any such discussions will result in the consummation of any such transaction.

PART II.  OTHER  INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      From time to time, the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

      During the past fiscal quarter, the Company issued the following securities, which were privately placed and not registered under the Securities Act of 1933 (the "Securities Act"):

     (a) On August 31, 2000, in reliance on Sections 4(2) and 4(6) of the Securities Act and Regulation S thereunder, the Company issued (i) 2,032,336 shares of common stock to Milletti, S.L., (ii) 490,564 shares of common stock to 3i Group PLC, and (iii) 487,644 shares of common stock to 3i Europartners II LP, as consideration pursuant to that certain Share Purchase Agreement whereby TeleTech acquired all of the issued and outstanding shares of capital stock of Contact Center Holdings, S.L. ("CCH Acquisition").

     (b) On August 31, 2000, in reliance on Sections 4(2) and 4(6) of the Securities Act, the Company issued 253,272 shares of its common stock to Wells Fargo Bank West N.A., the escrow agent in the CCH Acquisition.

ITEM 5.  RECENT DEVELOPMENTS

      INVESTMENT IN COMMON STOCK

      In December 1999 and January 2000, the Company invested a total of $9.6 million in Octane Software, Inc., a privately held customer relationship management software company. In June, 2000, Octane merged with E.piphany, Inc., a publicly traded customer relationship management company. As a result of the merger, TeleTech received 825,000 shares of E.piphany common stock. During the three and the nine months ended September 30, 2000, the Company sold 290,000 and 442,200 shares of E.piphany, respectively.

      ACQUISITIONS

      On August 21, 2000, TeleTech announced a definitive agreement to acquire Newgen Results Corporation for approximately $200 million in a merger transaction to be accounted under the pooling of interests method of accounting. Newgen is a leading provider of customized, outsourced database management, direct marketing and related services for automobile dealerships' service departments and automobile manufacturers. The Company anticipates that the Newgen acquisition will close in the fourth quarter of 2000, subject to the satisfaction of customary closing conditions.

      On August 31, 2000, TeleTech acquired Spain's largest independent CRM company, Contact Center Holding S.A. ("CCH"), for approximately $100 million in a stock purchase transaction accounted for under the pooling of interests method of accounting.

      On October 27, 2000, TeleTech acquired iCcare Limited, a CRM company registered in Hong Kong, for approximately $4 million and the possibility of a future earnout based on the achievemnet of predetermined revenue targets, in a stock purchase transaction accounted for under the purchase method of accounting.

      On November 7, 2000, TeleTech acquired the customer care division of Boston Communications Group Inc. for $15 million and the possibility of a future earnout based on the achievement of predetermined revenue targets in an asset purchase transaction.

      During the quarter, TeleTech also closed its Pamet River subsidiary and sold a division of its Australian subsidiary, which provided services in the healthcare industry.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits filed through the filing of this Form 10-Q

                      3.1    Restated Certificate of Incorporation of TeleTech[1]
                             {Exhibit 3.1}
                      3.2    Amended and Restated Bylaws of TeleTech[1] {Exhibit 3.2}
                      10.33* Offer letter between Teletech Holdings, Inc. and
                             Margot O'Dell dated August 6, 2000
                      10.34* Stock Option Agreement between Teletech Holdings,
                             Inc. and Margot O'Dell dated September 11, 2000
                      10.35* Asset purchase agreement among TeleTech Holdings, Inc.,
                             TeleTech Customer Care Management (Colorado), Inc., Boston
                             Communications Group Inc., Cellular Express, Inc., and
                             Wireless Teleservices Corp. dated as of October 11, 2000
                      27.1*  Financial Data Schedule
                      27.2*  Restated Financial Data Schedule

----------
*             Filed Herewith
[ ] Such exhibit previously filed with the Securities and Exchange Commission as exhibits to the filings indicated below, under the exhibit number indicated in brackets { }, and is incorporated by reference.
[1] TeleTech's Registration Statement on Form S-1, as amended (Registration Statement No. 333-04097).


              (b) Reports on Form 8-K filed during the Third Quarter of 2000 and through the filing of this Form 10-Q:

                      (i) Form 8-K dated August 25, 2000 providing notification of a press release announcing a definitive merger agreement with Newgen Results Corporation.

                      (ii) Form 8-K dated September 6, 2000 providing notification of a press release announcing the acquisition of CCH.

                      (iii) Form 8-K dated October 27, 2000 filing the
                            Selected Financial Data, Management's Discussion and Analysis of Financial Conditions and Results of Operation and Supplemental Consolidated Financial Statements, which give effect to the CCH acquisition and restate the accounts of the Company to give effect to the pooling of interests.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TELETECH HOLDINGS, INC.
                                           -----------------------
                                                 (Registrant)



     Date: November 13, 2000               BY: /s/ SCOTT D. THOMPSON
          --------------------             -------------------------------------
                                           Scott D. Thompson
                                           Chief Executive Officer and President


     Date: November 13, 2000               BY: /s/ MARGOT O'DELL
          --------------------             -------------------------------------
                                           Margot O'Dell
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)