Form 10-K
period 2000-12-31
TELETECH HOLDINGS INC
filed 2001-03-30
CIK 1013880

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000, OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-21055
                            ------------------------

                            TELETECH HOLDINGS, INC.

             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                     84-1291044
    (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                     Identification No.)

         1700 LINCOLN STREET,
     SUITE 1400, DENVER, COLORADO                             80203
    (Address of Principal Executive                         (Zip Code)
               Offices)

                                 (303) 894-4000
              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

 Securities registered pursuant to Section 12(g)of the Act: COMMON STOCK, $.01
                              PAR VALUE PER SHARE
                            ------------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

  As of March 23, 2001, there were 74,907,151 shares of the registrant's common stock outstanding. The aggregate market value of the registrant's voting stock that was held by non-affiliates on such date was $311,988,284 based on the closing sale price of the registrant's common stock on such date as reported on the Nasdaq Stock Market.

                      DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of TeleTech Holdings, Inc.'s definitive proxy statement for its annual meeting of stockholders to be held on May 24, 2001, are incorporated by reference into Part III of this Form 10-K, as indicated.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I

Item 1. Business.
OVERVIEW

  TeleTech Holdings, Inc., a Delaware Corporation (together with its wholly and majority owned subsidiaries, "TeleTech" or the "Company," which may also be referred to as "we," "us" or "our"), is a leading global provider of customer relationship management ("CRM") services and solutions for large domestic, foreign and multinational companies. Utilizing a number of technologies, we help our clients acquire, serve, retain and grow their customers by strategically managing inbound telephone, e-mail and Internet-based inquiries on their behalf. By compiling and maintaining a database of customer activity, we also offer comprehensive analytical reports to help clients better understand and retain their customers. By providing high quality, technologically advanced services through state-of-the-art customer interaction centers, we have the ability to completely assume our clients' CRM functions through an outsourcing relationship that is transparent to the customer.

  Our offerings are scaleable, with a variety of service packages to meet our clients' specific CRM requirements. We provide services from 50 state-of-the-art customer interaction centers around the world. We also offer consulting services for clients seeking to optimize internal CRM functions.

  Since 1996, we have expanded our international presence and we currently have operations in 11 different countries. Our international reach provides increased business opportunities with non-U.S. clients, as well as opportunities to expand our relationship with existing multinational clients based in the U.S. In 2000, our international operations represented 36% of our total revenues.

CUSTOMER RELATIONSHIP MANAGEMENT SOLUTIONS

  Our fully integrated, CRM solutions encompass the following capabilities:

- strategic consulting and process redesign;

- infrastructure deployment, including the securing, designing and building of world-class customer interaction centers;

- recruitment, education and management of client-dedicated customer care representatives;

- engineering operational process controls and quality systems;

- technology consulting and implementation, including the integration of hardware, software, network and computer-telephony technology;

- and database management, which involves the accumulation, management and analysis of customer information to deliver actionable marketing solutions.

  We design, develop and implement large-scale programs built around each client's unique set of requirements and specific business needs. The programs may incorporate voice, e-mail or Internet-based technologies, and are designed to allow for system expansion. We provide services from customer interaction centers leased, equipped and staffed by us (fully outsourced programs) and customer interaction centers leased and equipped by our clients and staffed by us (facilities management programs).

  Through our acquisition of Newgen Results Corporation ("Newgen") in December 2000, we now also offer database marketing and consulting services.

OUTSOURCED

    With a fully outsourced program, we provide comprehensive CRM solutions from customer interaction centers leased, equipped and staffed by us. Our fully outsourced customer interaction centers are utilized to serve either multiple clients (shared centers) or one dedicated client (dedicated centers). Our domestic and international outsourced business segments currently represent approximately 77% of total 2000 revenues.

FACILITIES MANAGEMENT

    With our facilities management program the client owns or leases the customer interaction center and the equipment and we provide the staff and knowledge to operate the center. Our facilities management segment has declined as a percentage of total revenue, but it still accounted for approximately 13.5% of our total 2000 revenues.

DATABASE MARKETING AND CONSULTING

    Through our database marketing and consulting segment, we provide outsourced database management, direct marketing and related customer retention services for the service department of automobile dealerships and manufacturers. Additionally, we provide consulting services related to the CRM development and implementation of new techniques and programs that enable automobile dealerships to grow their business, streamline inefficient processes and more effectively market their services. Our database marketing and consulting segment accounted for approximately 8.7% of our total 2000 revenues.

CRM SOLUTIONS

    Our CRM solutions include:

- CUSTOMER SERVICE AND RETENTION PROGRAMS: Once a business gains a customer, generally through the purchase of a product or service, it can begin working to service and retain that individual. We generate the majority of our revenues through programs designed to provide customer service and help in retention efforts. A sampling of these services includes providing technical help desk, product or service support; responding to billing, warranty and other account inquiries; managing customer churn, or turnover; and resolving complaints and product or service problems.

- CUSTOMER ACQUISITION PROGRAMS: We help some clients secure new customers through an assortment of customer acquisition programs, which generally build the customer's knowledge about a product or service. A sampling of these services includes processing and fulfulling pre-sale information requests; verifying sales, activating services and directing customers to product or service sources; and providing initial post-sale support, including operating instructions for new product or service use.
- CUSTOMER SATISFACTION AND LOYALTY PROGRAMS: Through customer satisfaction and loyalty programs, we help clients gather important information, build brand loyalty and reward customers for repeat business. A sampling of these services includes supporting promotional campaigns; developing and implementing client-branded loyalty programs; and conducting satisfaction assessments.

- OTHER CUSTOMER-RELATED PROGRAMS: Our CRM solutions may also include other services, including aiding in collections, collecting market research from customers, and performing outbound-call campaigns.

MARKETS AND CLIENTS

  To target our sales and marketing efforts in North America, we created Strategic Business Units ("SBUs"), which are responsible for developing and implementing customized industry-specific CRM solutions in vertical markets. Within this framework, we focus on large multinational corporations in the communications industry, the transportation industry, the financial services industry, and the government. These industries account for 42%, 21%, 14% and 9%, respectively, of our 2000 revenue. Sales into other industries, including technology, healthcare and various others, accounted for 14% of our 2000 revenues. Our two largest clients in 2000 were Verizon Communications ("Verizon") and United Parcel Service which accounted for 20% and 8%, respectively, of our revenue.

COMMUNICATIONS

    The communications industry encompasses a wide range of businesses, including broadband, cable, long-distance, local and wireless service providers. In addition to traditional product and service support solutions, we deliver advanced order management through our Order Works program. We have also developed specific end-to-end solutions for Internet service providers and wireless service providers.

FINANCIAL SERVICES

    Regulatory changes have allowed financial service providers to expand their product offerings, placing an increased importance on CRM. As industry leaders integrate services provided by newly created or recently acquired divisions, we help align delivery channels and ensure service quality through our financial services technology solutions, which integrate contact channels such as voice and e-mail while providing full-feature support for customers and clients alike. In addition, our financial services technology solutions integrate with most legacy and third-party industry oriented systems. We have also developed specific end-to-end solutions for Internet, retail banking services and card services.

TRANSPORTATION

    We provide a variety of CRM services to clients in the transportation industry, including package delivery and travel companies, as well as automobile dealers and manufacturers. In 2000, we significantly expanded our solution set for the transportation sector with the launch of Percepta, LLC ("Percepta"), our joint venture with Ford Motor Company ("Ford") and the acquisition of Newgen (see "Recent Developments" below).

GOVERNMENT

    Leveraging nearly 20 years of experience, we streamline the CRM function for government organizations. By utilizing well-managed customer interaction centers for traditional CRM solutions such as customer support, we allow various government agencies to maintain a focus on conducting their primary business.

SALES AND MARKETING

  We employ a consultative sales approach and hire business development professionals with experience in industries relating to our key SBUs. Once a potentially significant client is identified, a team of TeleTech employees, usually consisting of applications and systems specialists, operations experts, human resources professionals and other appropriate management personnel, thoroughly examines the potential client's operations and assess its current and prospective CRM needs, goals and strategies. We invest significant resources during the development of a client relationship, although our technological capabilities enable us to generally develop working prototypes of proposed solutions with minimal capital investment by the client.

  We work with our clients to generate a set of detailed requirements, a development plan and a deployment strategy tailored to the client's specific needs. After the initial solution is deployed, we conduct regular reviews of the relationship to ensure client satisfaction and we watch for areas to expand the relationship.

  We generally provide CRM solutions pursuant to written contracts with terms ranging from one to seven years. Often, the contracts contain renewal or extension options. Under substantially all of our significant contracts, we generate revenue based on the amount of time representatives devote to a client's program. In addition, clients typically are required to pay ongoing fees relating to education and training of representatives to implement the client's program, setup and management of the program, and development and integration of computer software and technology. Many of the contracts also have price adjustment terms allowing for cost of living adjustments and market changes in agent labor costs. Our client contracts generally contain provisions that (i) allow us or the client to terminate the contract upon the occurrence of certain events, (ii) designate the manner by which we receive payment for our services and (iii) protect the confidentiality and ownership of information and materials used in connection with the performance of the contract. Some of our contracts also require our clients to pay a fee in the event of early termination.

OPERATIONS

  We provide CRM services through the operation of 50 state-of-the-art customer interaction centers located in the United States, Argentina, Australia, Brazil, Canada, China, Mexico, New Zealand, Singapore, Spain and the United Kingdom. As of December 31, 2000, we leased 44 customer interaction centers and also managed 6 customer interaction centers on behalf of three clients. In 2001, we expect to open four or five new customer interaction centers, most likely internationally.

  We apply predetermined site selection criteria to identify locations conducive to operating large-scale, sophisticated customer management facilities in a cost-effective manner. We maintain databases covering demographic statistics and the commercial real estate markets. These are used to produce a project-specific short list on demand. We also aggressively pursue incentives such as tax abatements, cash grants, low-interest loans, training grants and low cost utilities. Following comprehensive site evaluations and cost analyses, as well as client considerations, a specific site is located and a lease is negotiated and finalized.

  Once we take occupancy of a site, we use a standardized development process to minimize the time it takes to open a new customer interaction center, control costs and eliminate elements that might compromise success. The site is retrofitted to exacting requirements that incorporate value engineering, cost control and schedule concepts while placing emphasis on the quality of the work environment. Upon completion, we integrate the new customer interaction center into the corporate facility and asset management programs. Throughout the development process, we conduct critical reviews to evaluate the overall effectiveness and efficiency of the development. Generally, we can establish a new, fully operational inbound customer interaction center containing 450 or more workstations within 120 days after a lease is finalized and signed.

QUALITY ASSURANCE

  We monitor and measure the quality and accuracy of our customer interactions through a quality assurance department located at each customer interaction center. Each department evaluates, on a real-time basis, a statistically significant percentage of the customer interactions in a day, across all of the mediums utilized within the center. Each center also has the ability to enable its clients to monitor customer interactions as they occur. Using criteria mutually determined by the client and us, quality assurance professionals monitor, evaluate, and provide feedback to the representatives on a weekly basis. As appropriate, representatives are recognized for superior performance or scheduled for additional training and coaching.

  To fulfill client quality requirements, we have received and maintained ISO 9002 certification for two of our customer interaction centers in the United States and three in Australia and New Zealand.

TECHNOLOGY

  Our CRM solution set is built upon complex, state-of-the-art technology, which helps maximize the utilization of customer interaction centers and increase the efficiency of representatives. Interaction routing technology is designed for rapid response rates while tracking and workforce management systems facilitate efficient staffing levels, reflecting historical demands. In addition, our infrastructure and object-oriented software allows for tracking of each customer interaction, filing the information within a relational database and generating reports on demand.

  In 2000, we initiated technological efforts designed to improve the utilization and productivity of our worldwide network of customer interaction centers. We began the deployment of the Universal Desktop system, which allows multiple clients to be served from a single workstation, and has the potential to boost capacity in our shared customer interaction centers.

  We expect to realize further efficiencies in 2001 with continued deployment of the Universal Desktop system and the rollout of our new centralized customer interaction center architecture. This new framework, built around centralized data centers, is designed for increased control over productivity and utilization while decreasing system redundancies. We also plan to further develop workstation tools; implement quality management systems to improve technological productivity and utilization within customer interaction centers; and explore system enhancements to support the unique needs of specific business units.

  We do not know if we will be successful in deploying the Universal Desktop system, the centralized customer interaction center architecture or other technological systems, or if deployed we do not know if we will realize the anticipated benefits.

  We have invested significant resources in designing and developing industry-specific open-systems software applications and tools and, as a result, maintain a library of reusable software code for use in future developments. We run our applications software on open-system, client-server architecture and use a variety of products developed by Lucent, IBM, Cisco, Microsoft, Oracle and others. We continue to invest significant resources into the development and implementation of emerging customer management and technical support technologies.

HUMAN RESOURCES

  Our ability to provide high quality comprehensive customer management solutions hinges upon our success in recruiting, hiring and training large numbers of skilled employees. We primarily offer full-time positions with competitive salaries and wages and a full range of employee benefits. To aid in employee retention, we also provide viable career paths.

  To sustain a high level of service and support to our clients, our representatives undergo intensive training before managing customer interactions and receive ongoing training on a regular basis. In addition to learning about the client's corporate culture and specific product or service offerings, representatives receive training in the numerous media we use to effectively execute our client's customer management program.

  We are committed to the continued education and development of our employees and believe that providing employees with access to new learning opportunities contributes to job satisfaction, ensures a higher quality labor force and fosters loyalty between our employees and the clients we serve.

  As of December 31, 2000, we had over 21,000 employees in 11 countries, with approximately 95% holding full-time positions. Although our industry is very labor-intensive and has experienced significant personnel turnover, we seek to manage employee turnover through proactive initiatives. A small percentage of our non-U.S. employees are subject to collective bargaining agreements mandated under national labor laws. We believe our relations with our employees are good.

INTERNATIONAL OPERATIONS

  During 2000, we continued our international expansion, which will allow us the opportunity to build a broader client base, increase the services we can offer existing multinational clients and leverage our international employee base in response to business demands.

  As of December 31, 2000, we operated seven customer interaction centers in Spain; seven customer interaction centers in Canada; four customer interaction centers in Australia; two customer interaction centers in each of Argentina, Mexico and New Zealand; and one customer interaction center in each of Brazil, China, Singapore and the United Kingdom.

  In 2000, we expanded our reach into Asia and Europe through two acquisitions. In August, we acquired Contact Center Holding, S.A., of Spain, enhancing our Spanish-language capabilities and our presence in Europe. In October, we acquired Hong Kong-based iCcare Limited, one of greater China's leading CRM service providers. Also in 2000, TeleTech strengthened its operations in the Americas with state-of-the-art customer interaction centers in North Bay, Ontario, Canada and Leon, Mexico. We also announced plans to develop a new 40,000 square foot customer interaction center in Timmins, Ontario and a new 58,000 square foot customer interaction center in Belfast, Northern Ireland.

  Future international expansion plans may include joint venture or strategic partnering alliances, as well as the acquisition of businesses with products or technologies that extend or complement our existing businesses. From time to time, we engage in discussions regarding restructurings, dispositions, acquisitions and other similar transactions. Any such transaction could include, among other things, the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption or refinancing of indebtedness, and could be material to our financial condition and results of operations. We cannot assure that any such discussions will result in the consummation of any such transaction.

COMPETITION

  We believe that we compete primarily with the in-house CRM operations of our current and potential clients. We also compete with certain companies that provide CRM services on an outsourced basis, including APAC Customer Services, Convergys Corporation, SITEL Corporation, Sykes Enterprises Incorporated, TeleSpectrum Worldwide, Inc. and West Corporation. We compete primarily on the basis of quality and scope of services provided, speed and flexibility of implementation, and technological expertise. Although the CRM industry is very competitive and highly fragmented with numerous small participants, we believe that TeleTech generally does not directly compete with traditional telemarketing companies, which primarily provide outbound "cold calling" services.

RECENT DEVELOPMENTS

  On March 14, 2001, we announced that Verizon agreed to honor the terms of its long-term contract with us, whereby we have been providing services for its Competitive Local Exchange Carrier ("CLEC") business. As agreed, Verizon will redirect business from its CLEC operations to other Verizon strategic units. We had previously disclosed Verizon's notification of a change in its CLEC strategy. We do not believe the new business with Verizon will initially reach the same revenue levels as the CLEC business, which had been operating in excess of Verizon's contractual commitments. Future revenue levels will be dependent upon the timing of the replacement of the remaining CLEC business. Verizon's CLEC business accounted for 14% and 21% of the Company's revenues for the years ending December 31, 2000 and 1999, respectively.

  On March 14, 2001, we named Kenneth D. Tuchman as interim chief executive officer replacing former CEO Scott Thompson who resigned from that position. Additionally, we announced that Larry Kessler resigned from the position of chief operating officer.

  On December 20, 2000, we consummated a business combination with Newgen that included the exchange of 8,283,325 shares of our common stock for all of Newgen's common stock. We accounted for this business combination as a pooling-of-interests, and our financial statements have been restated to include the financial statements of Newgen for all periods presented.

  On December 14, 2000, we amended our existing Revolving Credit Agreement with a syndicate of banks in order to increase our line of credit to $87.5 million from $75.0 million.

  During the fourth quarter of 2000, we transferred all of our common stock of enhansiv, inc., a Colorado corporation ("enhansiv"), to enhansiv holdings, inc., a Delaware corporation ("EHI"), in exchange for 100 shares of Series A Preferred Stock of EHI. At the time of the transfer, enhansiv's holdings included a subsidiary formerly known as Cygnus Computer
Associates Ltd., a division formerly known as Intellisystems, and a division consisting of the Freefire assets which we acquired from Information Management Associates. Our preferred shares of EHI are convertible into 1,000,000 shares of EHI common stock. As part of this transaction, EHI sold 2,333,333 shares of common stock to a group of investors. One of those investors, Kenneth D. Tuchman, is our Chairman and Chief Executive Officer. We have an option to buy back approximately 95% of the common stock sold in the transaction. However, given the terms of the option it is unlikely we will exercise the option until February 2002. We also agreed to a revenue commitment for enhansiv services of $2.3 million per year over a four-year period either through business referrals or direct purchases, and we agreed to make a $7.0 million line of credit available to enhansiv. While enhansiv's independent status allows it to pursue other business opportunities, we expect to maintain a close relationship with enhansiv and we plan to use enhansiv's technological systems in our global network of customer interaction centers.

  On November 7, 2000, we acquired the customer care division of Boston Communications Group, Inc. ("BCGI") for approximately $15 million, consisting of $13 million in cash and $2 million in assumed liabilities, in an asset purchase transaction accounted for under the purchase method of accounting. BCGI could receive additional cash payments, totaling up to an additional $20 million over four years, based on achievement of certain predetermined revenue targets.

  On October 27, 2000, we acquired iCcare Limited, a Hong Kong based CRM company, for approximately $4 million, consisting of $2 million in cash and $2 million in stock, in a transaction accounted for under the purchase method of accounting. The former shareholder of iCcare could receive additional amounts over the next two years based upon achievement of predetermined revenue targets.

  On August 31, 2000, we acquired Contact Center Holdings, S.L. ("CCH"), through the exchange of 3,264,000 shares of our common stock for all of the issued share capital of CCH. We accounted for this business combination as a pooling-of-interests, and our financial statements have been restated to include the financial statements of CCH for all periods presented.

  In March 2000, we entered into a lease agreement with State Street Bank and Trust Company ("State Street") whereby State Street acquired 12 acres of land in Arapahoe County, Colorado for the purpose of constructing a new corporate headquarters for us ("the planned headquarters building"). Subsequently, we decided it was likely that we would terminate the lease agreement as we determined that the planned headquarters building would be unable to accommodate our anticipated growth. We have recorded a $9 million loss on the termination of the lease, which is included in the accompanying consolidated statements of income.

  In March 2001, we agreed to acquire the planned headquarters building on March 31, 2001 if the building cannot be sold before that time. We anticipate that the purchase price will be approximately $15 million. In addition, to complete construction of the building we will incur approximately $11 million in additional capital expenditures. We plan to sell the building upon completion. The estimated fair value of the building, less anticipated selling costs, will approximate our cost for the building less the $9 million accrued loss on the termination of the lease.

  In December 2000, we consummated a lease transaction with State Street for our new corporate headquarters, whereby State Street acquired the property at 9197 South Peoria, Street, Englewood, Colorado (the "Property"). Simultaneously, State Street leased the Property to our wholly owned subsidiary, TeleTech Services Corporation ("TSC"), and TSC subleased the Property to an affiliate of the seller, pursuant to a short-term sublease, prior to occupancy by us. The rent expense and corresponding sublease payments are reflected in the lease commitments. See Note 8 of the consolidated financial statements.

  During the first quarter of 2000, TeleTech and Ford launched Percepta, which provides CRM services to Ford's customers. In addition to consolidating Ford's customer interaction functions, Percepta is expanding its service offerings. Percepta also markets its services to other auto-related product and service providers. We currently hold a 55% interest in Percepta and Ford holds the remainder.

FORWARD LOOKING INFORMATION MAY PROVE INACCURATE

  Some of the information presented in this Annual Report on Form 10-K constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements that include terms such as "may," "will," "intend," "anticipate," "estimate," "expect," "continue," "believe," "plan," or the like, as well as all statements that are not historical facts. Forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from current expectations. Although we believe our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from expectations. Factors that could cause actual results to differ from expectations include:

Dependence on the Success of Our Clients' Products. In substantially all of our client programs, we generate revenues based, in large part, on the amount of time that our personnel devote to a client's customers. Consequently, and due to the inbound nature of our business, the amount of revenues generated from any particular client program is dependent upon consumers' interest in, and use of, the client's products and/or services. Furthermore, a significant portion of our expected revenues and planned capacity utilization relate to recently introduced product or service offerings of our clients. For example, in August 2000 Verizon announced that it was discontinuing its CLEC business. Verizon's CLEC business accounted for 14% and 21% of our 2000 and 1999 revenues, respectively. There can be no assurance as to the number of consumers who will be attracted to the products and services of our clients, and who will therefore need our services, or that our clients will develop new products or services that will require our services.

Risks Associated with an Economic Downturn. Our ability to enter into new multi-year contracts, particularly large, high-end opportunities, may be dependent upon the general macroeconomic environment in which our clients and their customers are operating. A weakening of the U.S. and/or global economy could cause longer sales cycles, delays in closing new business opportunities and slower growth in existing contracts.

Risks Associated with Financing Activities. From time to time, we may need to obtain debt or equity financing for capital expenditures for payment of existing obligations and to replenish cash reserves. There can be no assurance that we will be able to obtain such debt or equity financing, or that any such financing would be on terms acceptable to us.

Reliance on a Few Major Clients. We strategically focus our marketing efforts on developing long-term relationships with large and multinational companies in targeted industries. As a result, we derive a substantial portion of our revenues from relatively few clients. There can be no assurance that we will not become more dependent on a few significant clients, that we will be able to retain any of our largest clients, that the volumes or profit margins of our most significant programs will not be reduced, or that we would be able to replace such clients or programs with clients or programs that generate a comparable amount of profits. Consequently, the loss of one or more of our significant clients could have a material adverse effect on our business, results of operations or financial condition.

Risks Associated with Our Contracts. Our contracts do not ensure that we will generate a minimum level of revenues, and the profitability of each client program may fluctuate, sometimes significantly, throughout the various stages of such program. Although we seek to sign multiyear contracts with our clients, our contracts generally enable the clients to terminate the contract, or terminate or reduce customer interaction volumes, on relatively short notice. Although some contracts require the client to pay a contractually agreed amount in the event of early termination, there can be no assurance that we will be able to collect such amount or that such amount, if received, will sufficiently compensate us for our investment in the canceled program or for the revenues we may lose as a result of the early termination. We are usually not designated as our client's exclusive service provider; however, we believe that meeting our clients' expectations can have a more significant impact on revenues generated by us than the specific terms of our client contracts. In addition, some of our contracts limit the aggregate amount we can charge for our services, and some prohibit us from providing services to the client's direct competitor that are similar to the services we provide to such client.

Risks Associated with Cost and Price Increases. A few of our contracts allow us to increase our service fees if and to the extent certain cost or price indices increase; however, most of our significant contracts do not contain such provisions and some contracts require us to decrease our service fees if, among other things, we do not achieve certain performance objectives. Increases in our service fees that are based upon increases in cost or price indices may not fully compensate us for increases in labor and other costs incurred in providing services.

Difficulties of Managing Capacity Utilization. Our profitability is influenced significantly by our customer interaction center capacity utilization. We attempt to maximize utilization; however, because almost all of our business is inbound, we have significantly higher utilization during peak (weekday) periods than during off-peak (night and weekend) periods. We have experienced periods of idle capacity, particularly in our shared customer interaction centers. In addition, we have experienced, and in the future may experience, at least short-term, idle peak period capacity when we open a new customer interaction center or terminate or complete a large client program. From time to time we assess the expected long-term capacity utilization of our centers. Accordingly, we may, if deemed necessary, consolidate or shutdown under-performing centers in order to maintain or improve targeted utilization and margins. There can be no assurance that we will be able to achieve or maintain optimal customer interaction center capacity utilization.

Difficulties of Managing Rapid Growth. We have experienced rapid growth over the past several years. Continued future growth will depend on a number of factors, including the general macroeconomic conditions of the global economy and our ability to (i) initiate, develop and maintain new client relationships and expand our existing client programs; (ii) recruit, motivate and retain qualified management and hourly personnel; (iii) rapidly identify, acquire or lease suitable customer interaction center facilities on acceptable terms and complete the buildout of such facilities in a timely and economic fashion; and
(iv) maintain the high quality of the services and products that we provide to our clients. There can be no assurance that we will be able to effectively manage our expanding operations or maintain our profitability. If we are unable to effectively manage our growth, our business, results of operations or financial condition could be materially adversely affected.

Risks Associated with Rapidly Changing Technology. Our business is highly dependent on our computer and telecommunications equipment and software capabilities. Our failure to maintain the superiority of our technological capabilities or to respond effectively to technological changes could have a material adverse effect on our business, results of operations or financial condition. Our continued growth and future profitability will be highly dependent on a number of factors, including our ability to (i) expand our existing service offerings; (ii) achieve cost efficiencies in our existing customer interaction center operations; and (iii) introduce new services and products that leverage and respond to changing technological developments. There can be no assurance that technologies or services developed by our competitors will not render our products or services non-competitive or obsolete, that we can successfully develop and market any new services or products, that any such new services or products will be commercially successful or that the integration of automated customer support capabilities will achieve intended cost reductions.

Dependence on Key Personnel. Continued growth and profitability will depend upon our ability to maintain our leadership infrastructure by recruiting and retaining qualified, experienced executive personnel. We recently named Kenneth
D. Tuchman, our founder and Chairman of our board, as interim Chief Executive Officer following the resignations of our former CEO and COO. Competition in our industry for executive-level personnel is fierce and there can be no assurance that we will be able to hire, motivate and retain highly effective executive employees, or that we can do so on economically feasible terms.

Dependence on Labor Force. Our success is largely dependent on our ability to recruit, hire, train and retain qualified employees. Our industry is very labor-intensive and has experienced high personnel turnover. A significant increase in our employee turnover rate could increase our recruiting and training costs and decrease operating effectiveness and productivity. Also, if we obtain several significant new clients or implement several new, large-scale programs, we may need to recruit, hire and train qualified personnel at an accelerated rate. We may not be able to continue to hire, train and retain sufficient qualified personnel to adequately staff new customer management programs. Because a significant portion of our operating costs relate to labor costs, an increase in wages, costs of employee benefits or employment taxes could have a material adverse effect on our business, results of operations or financial condition. In addition, certain of our customer interaction centers are located in geographic areas with relatively low unemployment rates, which could make it more difficult and costly to hire qualified personnel.

Highly Competitive Market. We believe that the market in which we operate is fragmented and highly competitive and that competition is likely to intensify in the future. We compete with small firms offering specific applications, divisions of large entities, large independent firms and, most significantly, the in-house operations of clients or potential clients. A number of competitors have or may develop greater capabilities and resources than us. Similarly, there can be no assurance that additional competitors with greater resources than us will not enter our market. Because our primary competitors are the in-house operations of existing or potential clients, our performance and growth could be adversely affected if our existing or potential clients decide to provide in-house customer management services that they currently outsource, or retain or increase their in-house customer service and product support capabilities. In addition, competitive pressures from current or future competitors also could cause our services to lose market acceptance or result in significant price erosion, which could have a material adverse effect upon our business, results of operations or financial condition.

Difficulties of Completing and Integrating Acquisitions and Joint Ventures. In the past, we have pursued, and in the future we may continue to pursue strategic acquisitions of companies that have services, technologies, industry specializations or geographic coverage that extend or complement our existing business. There can be no assurance that we will be successful in acquiring such companies on favorable terms or in integrating such companies into our existing businesses, or that any completed acquisition will enhance our business, results of operations or financial condition. We have faced, and in the future may continue to face, increased competition for acquisition opportunities, which may inhibit our ability to consummate suitable acquisitions on favorable terms. We may require additional debt or equity financing for future acquisitions, such financing may not be available on terms favorable to us, if at all. As part of our growth strategy, we also may pursue strategic alliances in the form of joint ventures. Joint ventures involve many of the same risks as acquisitions, as well as additional risks associated with possible lack of control of the ventures. There can be no assurance that we will successfully manage these risks.

Risk of Business Interruption. Our operations are dependent upon our ability to protect our customer interaction centers, computer and telecommunications equipment and software systems against damage from fire, power loss, telecommunications interruption or failure, natural disaster and other similar events. In the event we experience a temporary or permanent interruption at one or more of our customer interaction centers, through casualty, operating malfunction or otherwise, our business could be materially adversely affected and we may be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts with us. We maintain property and business interruption insurance; however, such insurance may not adequately compensate us for any losses we may incur.

Risks Associated with International Operations and Expansion. We currently conduct business in Argentina, Australia, Brazil, Canada, China, Mexico, New Zealand, Singapore, Spain, the United Kingdom and the United States. In addition, a key component of our growth strategy is continued international expansion. There can be no assurance that we will be able to (i) increase our market share in the international markets in which we currently conduct business or (ii) successfully market, sell and deliver our services in additional international markets. In addition, there are certain risks inherent in conducting international business, including exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws, unexpected changes in regulatory requirements, difficulties in managing capacity utilization and in staffing and managing foreign operations, political instability and potentially adverse tax consequences. Any one or more of these factors could have a material adverse effect on our international operations and, consequently, on our business, results of operations or financial condition.

Variability of Quarterly Operating Results. We have experienced and could continue to experience quarterly variations in operating results because of a variety of factors, many of which are outside our control. Such factors include the timing of new contracts; labor strikes and slowdowns; reductions or other modifications in our clients' marketing and sales strategies; the timing of new product or service offerings; the expiration or termination of existing contracts or the reduction in existing programs; the timing of increased expenses incurred to obtain and support new business; changes in the revenue mix among our various service offerings; and the seasonal pattern of certain businesses serviced by us. In addition, we make decisions regarding staffing levels, investments and other operating expenditures based on our revenue forecasts. If our revenues are below expectations in any given quarter, our operating results for that quarter would likely be materially adversely affected.

Foreign currency exchange risk. With our expanding global reach we are increasingly exposed to the market risk associated with foreign currency exchange fluctuations. Although we have entered into forward financial instruments to manage and reduce the impact of changes in foreign currency rates, there can be no assurance that such instruments will protect us from foreign currency fluctuations or that we have or will have instruments in place with respect to the most volatile currencies.

Dependence on Key Industries. We generate a majority of our revenues from clients in the telecommunications, transportation, financial services and government services industries. Our growth and financial results are largely dependent on continued demand for our services from clients in these industries and current trends in such industries to outsource certain customer management services. A general economic downturn in any of these industries or a slowdown or reversal of the trend in any of these industries to outsource certain customer management services could have a material adverse effect on our business, results of operations or financial condition.

  You should not construe these cautionary statements as an exhaustive list. We cannot always predict what factors would cause actual results to differ materially from those indicated in our forward-looking statements. All cautionary statements should be read as being applicable to all forward-looking statements wherever they appear. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed herein might not occur.

Item 2. Properties.

  Our corporate headquarters are located in Denver, Colorado, in approximately 39,000 square feet of leased office space. In second quarter of 2001, we plan to move our corporate headquarters, see "Recent Developments" and Notes 14 and 15 of the consolidated financial statements. As of December 31, 2000, we leased (unless otherwise noted) and operated the following customer interaction centers:

                                                              Number of        Number of         Total
                                              Year Opened     Production       Training        Number of
                                              or Acquired    Workstations   Workstations(1)   Workstations
Location
U.S. OUTSOURCED CENTERS
Birmingham, Alabama                               1999             450             113              563
Burbank, California                               1995             416              60              476
Deland, Florida                                   2000             285               0              285
Enfield, Connecticut                              1998             411              60              471
Hollywood, California                             2000             697               0              697
Kansas City, Kansas                               1998             500             230              730
Lowell, Massachusetts                             2000             100               0              100
Melbourne, Florida                                2000             525               0              525
Morgantown, West Virginia                         2000             550             110              660
Moundsville, West Virginia                        1998             400             104              504
Niagara Falls, New York                           1997             570              96              666
Stockton, California                              2000             428               0              428
Thornton, Colorado, Center 1(2)                   1996             574             100              674
Thornton, Colorado, Center 2(2)                   1996             415              58              473
Topeka, Kansas                                    1999             510             100              610
Uniontown, Pennsylvania                           1998             570              80              650
Van Nuys, California                              1996             355              38              393

DATABASE MARKETING AND CONSULTING
San Diego, California                             2000             262              28              290

INTERNATIONAL OUTSOURCED CENTERS
Auckland, New Zealand                             1996             256              42              298
Barcelona, Spain, Center 1                        2000             203               1              204
Barcelona, Spain, Center 2                        2000             234               3              237
Buenos Aires, Argentina, Center 1                 1999             606              25              631
Buenos Aires, Argentina, Center 2                 1999             237              25              262
Canberra, Australia                               2000             125               0              125
Casebridge, Canada                                1998              94               0               94
Glasgow, Scotland                                 1996             680              20              700
Hong Kong, China                                  2000             300               0              300
Leon, Mexico                                      2000             550               0              550
London, Ontario                                   2000             556               0              556
Madrid, Spain, Center 1                           2000             457               0              457
Madrid, Spain, Center 2                           2000             255               0              255
Melbourne, Australia                              1997             506              99              605
Mexico City, Mexico                               1997           1,050              96            1,146
North Bay, Ontario                                2000             304               0              304
Perth, Australia                                  1999              48              12               60
Sao Paulo, Brazil                                 1998             509              26              535
Seville, Spain                                    2000             229               0              229
Sheppard, Ontario                                 1998             228              39              267
Sudbury, Ontario                                  1999             917              60              977
Sydney, Australia                                 1996             317              32              349

Tampines, Singapore                               1998             141              26              167
Toronto, Ontario                                  2000             530              66              596
Valencia, Spain                                   2000             141               0              141
Zaragoza, Spain                                   2000             185               2              187

MANAGED CENTERS(3)
Christchurch, New Zealand                         2000              44               0               44
Greenville, South Carolina                        1996             611             105              716
Montbello, Colorado                               1996             486             182              668
Tampa, Florida                                    1996             652              90              742
Toronto, Ontario                                  1998             332              80              412
Tucson, Arizona                                   1996             795              90              885
Total number of workstations                                    20,596           2,298           22,894

(1) Training workstations are fully operative as production workstations should the Company require additional capacity.

(2) TeleTech operates each floor in the Thornton facility as an independent customer interaction center, and each of Thornton center 1 and Thornton center 2 employs its own management and representatives.

(3) Centers are leased or owned by TeleTech's clients, and managed by TeleTech on behalf of such clients pursuant to facilities management agreements.

  The leases for our U.S. customer interaction centers have terms ranging from 1 to 15 years and generally contain renewal options. We believe that our existing customer interaction centers are suitable and adequate for our current operations. We target capacity utilization in our fully outsourced centers at 85% of our available workstations during peak (weekday) periods. In 2000, we deployed two dedicated centers in the United States in Melbourne, Florida and Stockton, California, and five shared centers in the United States in Deland, Florida, Hollywood, California, Lowell, Massachusetts, Morgantown, West Virginia and San Diego, California. Additionally in 2000, we deployed a dedicated center in New Zealand and shared centers in Canberra, Australia; Spain (seven centers); Hong Kong; Leon, Mexico; and London, North Bay and Toronto, Ontario, Canada. Our plans for 2001 include four or five additional international centers.

  Due to the inbound nature of our business, we experience significantly higher capacity utilization during peak periods than during off-peak (night and weekend) periods. We may be required to open or expand customer interaction centers to create the additional peak period capacity necessary to accommodate new or expanded customer management programs. The opening or expansion of a customer interaction center may result, at least in the short term, in idle capacity during peak periods until any new or expanded program is implemented fully.

Item 3. Legal Proceedings.

  From time to time, the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of the Company's stockholders during the fourth quarter of its fiscal year ended December 31, 2000.

Executive Officers of TeleTech Holdings, Inc.

  In accordance with General Instruction G(3) of this Form 10-K, the following information is included as an additional item in Part I:

                                                                                                   Date
                                                                                                 Position
Name                                   Position                                         Age      Assumed
Kenneth D. Tuchman(1)                  Chairman and Chief Executive Officer              41        2001
Chris Batson(2)                        Vice President--Treasurer                         33        2001
Richard S. Erickson(3)                 President and General Manager--North America      39        1997
Michael E. Foss(4)                     President of the TeleTech Companies Group         43        1999
James B. Kaufman(5)                    Executive Vice President, General Counsel and     39        1999
                                       Secretary
Margot O'Dell(6)                       Chief Financial Officer and Executive Vice        36        2000
                                       President of Administration
Jeffrey S. Sperber(7)                  Vice President--Controller                        36        2001

(1) Mr. Tuchman founded TeleTech and has served as the Chairman of the Board of Directors since its formation in 1994. Mr. Tuchman served as the Company's President and Chief Executive Officer from the Company's inception until the appointment of Scott Thompson as Chief Executive Officer and President in October of 1999. Mr. Tuchman recently resumed the position of interim Chief Executive Officer following the resignation of Mr. Thompson in March of 2001. Mr. Tuchman has also held various board and officer positions with a number of TeleTech's affiliates, and Mr. Tuchman serves on the board of Ocean Journey and the Boy Scouts of America. Mr. Tuchman is also a member of the Governor's Commission on Science and Technology.

(2) Before joining TeleTech in January 2001, Mr. Batson served as an Account Director within the Teradata Division of NCR Corporation, a data warehousing and customer relationship management solution provider. During his four years with NCR, Mr. Batson also held several financial management positions within NCR's Treasury Department, including Director of Capital Markets & Corporate Finance and Manager of Mergers & Acquisitions. Before joining NCR in 1997, Mr. Batson was a Senior Consultant with Deloitte Consulting.

(3) Before joining TeleTech in 1997, Mr. Erickson served in a variety of customer service and operations strategy positions at TeleCommunications, Inc. ("TCI") including Chief Operating Officer of a call center joint venture between TCI and Primestar Satellite, Inc. Before joining TCI in 1995, Mr. Erickson held numerous sales, marketing, and customer service positions at MCI Telecommunications, including Director of Customer Retention Marketing, Director of Operator Services, and Executive Director of Mass Markets Customer service with responsibility for 12 call centers and 5,000 employees, nationwide.

(4) Before joining TeleTech in 1999, Mr. Foss served as Chief Executive Officer of Picture Vision, Inc., a subsidiary of Eastman Kodak that focussed on Internet imaging. Mr. Foss was also General Manager of online digital services and Vice President of consumer imaging for Kodak. Prior to this position, Mr. Foss was General Manager of Components, Services and Media for Kodak's Business Imaging Systems Division. Before joining Kodak, Mr. Foss served as Senior Vice President and Chief Financial Officer for Rally's and held numerous positions with IBM, including Director of financial planning, Worldwide Sales and Services, and Director of Corporate Treasury Operations.

(5) Before joining TeleTech in 1999, Mr. Kaufman served as Vice President--Law at Orion Network Systems (renamed Loral Cyberstar following its acquisition by Loral Space & Communications in March 1998), an international satellite-based communications company. Before joining Orion in 1994, Mr. Kaufman was engaged in private law practice, most recently with Proskauer Rose, a national law firm.

(6) Before joining TeleTech in 2000, Ms. O'Dell served as Senior Vice President of Finance for Global Network Operations at Qwest, formerly U S WEST. Prior to that position, Ms. O'Dell served as Vice President of Human Resources, Employee and Retiree Services and as Executive Director of Corporate Benefits for U S WEST. Prior to U S WEST, Ms. O'Dell was Vice President Finance and Operations for FHP Healthcare's Eastern Division.

(7) Before joining TeleTech in March of 2001, Mr. Sperber served as Chief Financial Officer of USOL Holdings, Inc., a publicly held company providing bundled video, voice and data services to residents of multi-family housing units. Prior to joining USOL in 1997, Mr. Sperber served as the Controller for TCI Wireline, Inc., a subsidiary of TCI that focused on launching local telephone service and managing TCI's telephone investments in Sprint PCS and Teleport Communications Group.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  The Company's common stock is traded on the Nasdaq Stock Market under the symbol "TTEC." The following table sets forth the range of the high and low closing sale prices of the common stock for the fiscal quarters indicated as reported on the Nasdaq Stock Market:

                                  High       Low
First Quarter 2000               $43.69    $ 23.38
Second Quarter 2000               41.19      27.13
Third Quarter 2000                38.31      19.75
Fourth Quarter 2000               30.25     16.125

First Quarter 1999               $12.38    $  5.56
Second Quarter 1999               10.25       5.56
Third Quarter 1999                14.94       9.69
Fourth Quarter 1999               34.38      11.13

  As of March 23, 2001, there were 74,907,151 shares of common stock outstanding, held by approximately 101 shareholders of record.

  TeleTech did not declare or pay any dividends on its common stock in 2000 or 1999 and it does not expect to do so in the foreseeable future. Management anticipates that all cash flow generated from operations in the foreseeable future will be retained and used to develop and expand TeleTech's business. Any future payment of dividends will depend upon TeleTech's results of operations, financial condition, cash requirements and other factors deemed relevant by the board of directors.

  On October 27, 2000, the Company issued 74,688 restricted shares of common stock to Pacific Lifestyle Group Incorporated in consideration for the acquisition of all of the outstanding shares of iCcare Limited in an offering exempt under Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Data.

  The following selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and the related notes appearing elsewhere in this report. The financial information for years prior to 2000 have been restated to reflect the August 2000 business combination with Contact Center Holdings, S.L. and the December 2000 business combination with Newgen Results Corporation. The financial information for years prior to 1998 have been restated to reflect the June 1998 business combinations with EDM Electronic Direct Marketing Ltd. and Digital Creators, Inc. All of the mentioned business combinations were accounted for using the pooling-of-interests method of accounting.

                                                                      Year Ended December 31,
(in thousands, except per share and operating data)
                                                       2000        1999        1998        1997        1996
Statement of Operations Data:
    Revenues                                         $885,349    $604,264    $424,877    $311,097    $182,894
    Costs of services                                 560,826     406,149     282,689     202,906     114,293
    SG&A expenses                                     251,606(4)  147,918     111,808      76,535      49,444
                                                     --------    --------    --------    --------    --------
    Income from operations                             72,917      50,197      30,380      31,656      19,157
    Other income (expense)                             49,386(3)    7,561(2)       68(1)    1,881        (211)
    Provision for income taxes                         46,938      20,978      13,344      14,206       9,773
    Minority interest                                  (1,559)         --          --          --          --
                                                     --------    --------    --------    --------    --------
    Net income.                                      $ 73,806    $ 36,780    $ 17,104    $ 19,331    $  9,173
                                                     ========    ========    ========    ========    ========
    Net income per share:
        Basic                                        $   1.00    $   0.51    $   0.24    $   0.30    $   0.16
        Diluted                                      $   0.93    $   0.49    $   0.24    $   0.27    $   0.15
    Average shares outstanding:
        Basic                                          74,171      70,557      66,228      64,713      57,536
        Diluted                                        79,108      74,462      71,781      70,969      61,166
Operating Data:
    Number of production workstations                  20,600      13,800      10,100       6,800       5,600
    Number of customer interaction centers                 50          33          26          20          16
Balance Sheet Data:
    Working capital                                  $164,123    $111,850    $ 68,137    $ 88,445    $ 88,995
    Total assets                                      589,899     362,579     251,729     207,249     152,503
    Long-term debt, net of current portion             74,906      27,404       7,660      11,001      11,408
    Redeemable convertible preferred stock                 --          --      16,050      14,679       5,422
    Total stockholders' equity.                       363,365     253,145     157,931     132,586     104,851

(1) Includes non-recurring $1.3 million of business combination expenses relating to two pooling-of-interest transactions.

(2) Includes a non-recurring $6.7 million pretax net gain from a contract settlement payment made by a former client.

(3) Includes the following non-recurring items: a $57.0 million gain on the sale of securities, $10.5 million of business combination expenses relating to two pooling-of-interest transactions, and a $4.0 million gain on the sale of a subsidiary.

(4) Includes the following non-recurring items: an $8.1 million loss on the closures of a subsidiary and three customer interaction centers and a $9.0 million loss on the termination of a lease on the Company's planned corporate headquarters building.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "Forward Looking Information May Prove Inaccurate" on page 8 for additional factors relating to such statements.

OVERVIEW

  TeleTech generates its revenues primarily by providing CRM solutions, both from TeleTech-leased customer interaction centers (fully outsourced) and client-owned customer interaction centers (facilities management). The Company's fully outsourced customer interaction centers serve either multiple clients (shared centers) or one dedicated client (dedicated centers). The Company bills for its services based primarily on the amount of time TeleTech representatives devote to a client's program, and revenues are recognized as services are provided. The Company also derives revenues from consulting services, including the sale of customer interaction center and customer management technology, automated customer support, database management, systems integration, Web-based applications and distance-based learning and education. These consulting and technology revenues historically have not been a significant component of the Company's revenues. The Company seeks to enter into multiyear contracts with its clients that cannot be terminated for convenience except upon the payment of a termination fee. The majority of the Company's revenues are, and the Company anticipates that the majority of its future revenues will continue to be, from multiyear contracts. However, the Company does provide some programs on a short-term basis and the Company's operations outside of North America are characterized by shorter-term contracts. The Company's ability to enter into new multiyear contracts, particularly large high-end opportunities, may be dependent upon the macroeconomic environment in general and the specific industry environments in which its customers are operating. A weakening of the U.S. and/or global economy could cause longer sales cycles or delays in closing new business opportunities. As a result of recent economic uncertainties during the fourth quarter of 2000 and the first quarter of 2001, the Company is encountering delays in both the ramp up of some existing client programs as well as the closing of sales opportunities for large customer care programs.

  TeleTech's profitability is significantly influenced by its customer interaction center capacity utilization. The Company seeks to optimize new and existing capacity utilization during both peak (weekday) and off-peak (night and weekend) periods to achieve maximum fixed cost absorption. Historically, the majority of the Company's revenues have been generated during peak periods. TeleTech may be adversely impacted by idle capacity in its fully outsourced centers if prior to the opening or expansion of a customer interaction center, the Company has not contracted for the provision of services or if a client program does not reach its intended level of operations on a timely basis. In addition, the Company can also be adversely impacted by idle capacity in its facilities management contracts. In a facilities management contract, the Company does not incur the costs of the facilities and equipment; however, the costs of the management team supporting the customer interaction center are semi-fixed in nature, and absorption of these costs will be negatively impacted if the customer interaction center has idle capacity. The Company attempts to plan the development and opening of new customer interaction centers to minimize the financial impact resulting from idle capacity. In planning the opening of new centers or the expansion of existing centers, management considers numerous factors that affect its capacity utilization, including anticipated expirations, reductions, terminations or expansions of existing programs, and the size and timing of new client contracts that the Company expects to obtain. The Company continues to concentrate its marketing efforts toward obtaining larger, more complex, strategic customer management programs. As a result, the time required to negotiate and execute an agreement with the client can be significant. To enable the Company to respond rapidly to changing market demands, implement new programs and expand existing programs, TeleTech may be required to commit to additional capacity prior to the contracting of additional business, which may result in idle capacity. TeleTech targets capacity utilization in its fully outsourced centers at 85% of its available workstations during the weekday period. From time to time the Company assesses the expected long-term capacity utilization of its centers. Accordingly, the Company may, if deemed necessary, consolidate or shutdown under-performing centers in order to maintain or improve targeted utilization and margins.

  The Company records costs specifically associated with client programs as costs of services. These costs, which include direct labor wages and benefits, telecommunication charges and certain facility costs are primarily variable in nature. All other expenses of operations, including technology support, depreciation and amortization, sales and marketing, human resource management and other administrative functions and customer interaction center operational expenses that are not allocable to specific programs, are recorded as selling, general and administrative ("SG&A") expenses. SG&A expenses tend to be either semi-variable or fixed in nature. The majority of the Company's operating expenses have consisted of labor costs. Representative wage rates, which comprise the majority of the Company's labor costs, have been and are expected to continue to be a key component of the Company's expenses. A significant portion of the Company's contracts with its clients contain clauses allowing adjustment of billing rates in accordance with wage inflation.

  The cost characteristics of TeleTech's fully outsourced programs differ significantly from the cost characteristics of its facilities management programs. Under facilities management programs, customer interaction centers and the related equipment are owned by the client but are staffed and managed by TeleTech. Accordingly, facilities management programs have higher costs of services as a percentage of revenues and lower SG&A expenses as a percentage of revenues than fully outsourced programs. Additionally, the cost characteristics of the Company's dedicated centers differ from the cost characteristics of its shared centers. Dedicated centers have lower operating expenses than shared centers as they do not require as many resources for management and other administrative functions. Accordingly, shared centers have higher operating expenses as a percentage of revenues than dedicated centers. As a result, the Company expects its overall gross margin will continue to fluctuate on a quarter-to-quarter basis as revenues attributable to fully outsourced programs vary in proportion to revenues attributable to facilities management programs. Management believes the Company's operating margin, which is income from operations expressed as a percentage of revenues, is a better measure of "profitability" on a period-to-period basis than gross margin. Operating margin may be less subject to fluctuation as the proportion of the Company's business portfolio attributable to fully outsourced programs versus facilities management programs changes. Revenue from facilities management contracts represented 13.5%, 15.6% and 20.2% of consolidated revenues in 2000, 1999 and 1998, respectively. Based on sales forecast data as of December 31, 2000, the Company expects its facilities management programs to continue to decline as a percentage of overall revenues.

  The Company has used business combinations and acquisitions to expand the Company's international customer management operations and to obtain complementary technology solution offerings to extend its product line and vertical market presence. The following is a summary of this activity.

International Operations:

                                                                      Consideration
                                      Locations                   Shares         Cash           Date
iCcare Limited                        Hong Kong, China              74,688(1) $2.0 million(1)  October 2000
Contact Center Holdings, S.L          Barcelona, Spain           3,264,000             --     August 2000
Smart Call, S.A. & Connect, S.A       Buenos Aires, Argentina           --   $4.7 million(1)       March &
                                                                                             October 1999
Outsource Informatica, Ltda.          Sao Paulo, Brazil            606,343             --     August 1998
EDM Electronic Direct Marketing,      Toronto, Ontario, Canada   1,783,444             --       June 1998
Ltd.
Telemercadeo Integral, S.A            Mexico City, Mexico          100,000   $2.4 million        May 1997
TeleTech International Pty Limited    Sydney, Australia, and       970,240   $2.3 million    January 1996
                                      Auckland, New Zealand

(1) The former shareholders of these entities have the opportunity to earn additional amounts pursuant to an earnout provision

Technology and Services:

                                                                      Consideration
                                     Company Description         Shares         Cash            Date
Newgen Results Corporation           Database marketing and     8,283,325              --   December 2000
                                     consulting
Assets of the customer care          Provider of CRM support           --   $13.0 million(c) November 2000
division of Boston Communications    for the wireless
Group                                industry
FreeFire assets of Information       Marketing and software            --   $ 1.0 million       June 2000
Management Associates(b)             solutions
Pamet River, Inc.(a)                 Database marketing and       285,711   $ 1.8 million      March 1999
                                     consulting
Cygnus Computer Associates(b)        Provider of systems          324,744   $ 0.7 million   December 1998
                                     integration and call
                                     center software
                                     solutions
Digital Creators, Inc                Developer of Web-based     1,069,000              --       June 1998
                                     applications and
                                     distance-based learning
                                     and education
Intellisystems, Inc.(b)              Developer of automated       344,487   $ 2.0 million   February 1998
                                     product support systems

(a) Pamet River was closed in September of 2000. See note 14 of the Financial Statements for further discussion.

(b) These entities were transferred to the Company's enhansiv subsidiary. The common stock of enhansiv was then sold to a group of investors during the fourth quarter of 2000. See Note 14 of the Financial Statements for further discussion.

(c) Boston Communication Group has the opportunity to earn additional amounts pursuant to an earnout provision. Additionally, the Company assumed approximately $2.0 million of liabilities.

RESULTS OF OPERATIONS

  The following table sets forth certain income statement data as a percentage of revenues:

                                                                2000           1999           1998
Revenues                                                       100.0%         100.0%         100.0%
Costs of services                                               63.3           67.2           66.5
SG&A expenses                                                   26.5           24.5           26.3
Income from operations                                           8.2            8.3            7.2
Other income                                                     5.6            1.3             --
Provision for income taxes                                       5.3            3.5            3.1
Net income                                                       8.3            6.1            4.0

2000 Compared to 1999

Revenues. Revenues increased $281.0 million, or 46.5%, to $885.3 million in 2000 from $604.3 million in 1999. The revenue increase resulted from growth in new and existing client relationships offset in part by contract expirations and other client reductions. On a segment basis, outsourced revenue increased 29.8% to $388.7 million in 2000 from $299.4 million in 1999. The increase resulted from growth in new and existing client relationships. Revenues for 2000 include approximately $119.5 million from facilities management contracts, an increase of 26.5%, as compared with $94.5 million during 1999, resulting from increased revenue from existing clients. International outsourced revenues increased 116.7% to $291.3 million in 2000 from $134.4 million in 1999. The increase in international outsourced revenues resulting from significant growth in the Company's Canadian operations as a result of the commencement of operations of Percepta and an increasing number of United States clients utilizing the Company's Canadian locations. Revenues from database marketing and consulting increased 40.4% to $77.5 million in 2000 from $55.2 in 1999. This increase was due primarily to the increase in database marketing and consulting customers and an acquisition that was completed by Newgen in the fourth quarter of 1999. Revenues from corporate activities consist of consulting services, automated customer support, systems integration, database management, Web-based applications and distance-based learning and education. These revenues totaled $8.3 million in 2000, a decrease of $12.5 million from $20.8 million in 1999. The decrease in revenue from corporate activities was primarily due to the closure of the Company's Pamet River subsidiary in September 2000 and the sale of the common stock of the Company's enhansiv subsidiary to a group of investors in the fourth quarter of 2000.

Costs of Services. Costs of services increased $154.7 million, or 38.1%, to $560.8 million in 2000 from $406.1 million in 1999. Costs of services as a percentage of revenues decreased from 67.2% in 1999 to 63.3% in 2000. This decrease in costs of services as a percentage of revenues is primarily the result of strong growth from both new and existing clients, increased operating efficiencies and the decline in the percentage of revenues generated from facilities management programs. Cost of services as a percentage of revenue was positively impacted by contract restructurings with two clients in the fourth quarter of 2000.

Selling, General and Administrative. SG&A expenses increased $86.6 million, or 58.6%, to $234.5 million in 2000, from $147.9 million in 1999 primarily resulting from the Company's increased number of customer interaction centers, global expansion and increased investment in technology. SG&A expenses as a percentage of revenues increased from 24.5% in 1999 to 26.5% in 2000. This increase is primarily the result of an increase in the percentage of revenue generated from shared center client programs.

Income from Operations. As a result of the foregoing factors, income from operations increased $22.7 million, or 45.2%, to $72.9 million in 2000 from $50.2 million in

1999. Income from operations as a percentage of revenues decreased to 8.2% in 2000 from 8.3% in 1999. Included in operating income are the following non-recurring items: an $8.1 million loss on the closure of a subsidiary and three customer interaction centers and a $9.0 million loss on the termination of a lease on the Company's planned corporate headquarters building. From time to time the Company assesses the expected long-term capacity utilization of its centers. Accordingly, the Company may, if deemed necessary, consolidate or shutdown under-performing centers in order to maintain or improve targeted utilization and margins. Income from operations, exclusive of non-recurring items, increased $39.8 million or 79.3%, to $90 million in 2000. Income from operations as a percentage of revenues, exclusive of non-recurring items, increased to 10.2% in 2000.

Other Income (Expense). Other income increased $41.8 million to $49.4 million in 2000 compared to $7.6 in 1999. Included in other income in 2000 are the following non-recurring items: a $57.0 million gain on the sale securities, a $4.0 million gain on the sale of a subsidiary and $10.5 million in business combination expenses related to two business combinations accounted for under the pooling-of-interest method. Included in other income in 1999 is a $6.7 million gain on the settlement of a long-term contract, which was terminated by a client in 1996. Interest expense increased $2.3 million to $5.1 million in 2000 compared to $2.8 million in 1999. This increase is primarily the result of increased borrowings on the Company's lines of credit.

Income Taxes. Taxes on income increased $25.9 million to $46.9 in 2000 from $21.0 million in 1999 primarily due to higher pre-tax income. The Company's effective tax rate was 38.4% in 2000 compared to 36.3% in 1999. The lower effective tax rate in 1999 was due to an acquisition accounted for under the pooling-of-interest method.

Net Income. As a result of the foregoing factors, net income increased
$37.0 million, or 101%, to $73.8 million in 2000 from $36.8 million in 1999. Diluted earnings per share increased from $0.49 to $0.93. Excluding non-recurring items in 2000 and the non-recurring gain in 1999 from the long-term contract settlement, net income in 2000 was $52.4 million, compared with net income in 1999 of $32.7 million, an increase of 60.2%. Diluted earnings per share excluding non-recurring items was $0.66 in 2000 compared to $0.44 in 1999.

  Included in 2000 net income is $3.9 million of losses related to the operations of enhansiv prior to its sale to a group of investors in the fourth quarter of 2000. As further discussed in footnote 14 to the consolidated financial statements, the Company would have to commence recording enhansiv losses in the event that the cumulative losses (subsequent to the sale) exceed the value of all equity investments in enhansiv that are subordinate to the Company's preferred stock investment. In the event that additional subordinate equity is not raised by enhansiv, the recording of enhansiv losses would have a material impact on the Company's consolidated financial statements. Management believes that this may occur sometime during the first half of 2001.

1999 Compared to 1998

Revenues. Revenues increased $179.4 million, or 42.2%, to $604.3 million in 1999 from $424.9 million in 1998. The increase resulted from new clients and existing client relationships. These increases were offset in part by contract expirations and other client reductions. On a segment basis, outsourced revenue increased 49.3% to $299.4 million in 1999 from $200.5 million in 1998. The increase resulted from $22.3 million in revenues from new clients and $111.9 million in increased revenues from existing clients offset in part by contract expirations and other client reductions. Revenues for 1999 include approximately $94.5 million from facilities management contracts, an increase of 10.2%, from $85.7 million in 1998, resulting from increased number of customer interactions. International outsourced revenues increased 49.7% to $134.4 million in 1999 from $89.8 million in 1998. The increase in international outsourced revenues resulting from the 1999 Argentina acquisitions of Smart Call, S.A. and Connect, S.A. was $6.6 million. The remaining increase resulted primarily from continued expansion in the Company's Mexican and Australian operations. These increases were offset by a decrease in revenues in the Company's Canadian operations resulting from the expiration of a client contract. Revenues from database marketing and consulting increased 37.6% to $55.2 million in 1999 from $40.1 million in 1998, primarily due to increased customers from the Company's

Newgen subsidiary's, RESULTS program. Revenues from corporate activities consist of consulting services, automated customer support, systems integration, database management, Web-based applications and distance-based learning and education. These revenues totaled $20.8 million in 1999, an increase of $12.0 million from $8.8 million in 1998. Approximately $8.4 million of this increase resulted from the Cygnus acquisition in December 1998 and the Pamet acquisition in 1999.

Costs of Services. Costs of services increased $123.5 million, or 43.7%, to $406.1 million in 1999 from $282.7 million in 1998. Costs of services as a percentage of revenues increased from 66.5% in 1998 to 67.2% in 1999. This increase in costs of services as a percentage of revenues is primarily the result of reduced margins in two of the Company's facilities management contracts in 1999 and gross margin being favorably impacted by a non-recurring technology sale in 1998. These factors more than offset the costs of services benefit resulting from the decline in the percentage of revenues generated from facilities management programs.

Selling, General and Administrative. SG&A expenses increased $36.1 million, or 32.3%, to $147.9 million in 1999, from $111.8 million in 1998 primarily resulting from the Company's increased number of customer interaction centers, global expansion and increased investment in technology. SG&A expenses as a percentage of revenues decreased from 26.3% in 1998 to 24.5% in 1999. This decrease was driven by an increase in revenues as a result of improvements in capacity utilization in the second half of 1999 in the Company's outsourced domestic and international customer interaction centers as well as improvements in the Company's database marketing and consulting segment primarily resulting from the leverage obtained by spreading new customer installation costs over a large revenue base.

Income from Operations. As a result of the foregoing factors, income from operations increased $19.8 million, or 65.2%, to $50.2 million in 1999 from $30.4 million in 1998. Income from operations as a percentage of revenues increased to 8.3% in 1999 from 7.2% in 1998.

Other Income (Expense). Other income increased $7.5 million to $7.6 million in 1999 compared to $68,000 in 1998. Included in other income in 1999 is a $6.7 million gain on the settlement of a long-term contract, which was terminated by a client in 1996. Also included in other income (expense) in 1998 is $1.3 million in business combination expenses relating to the business combinations accounted for under the pooling-of-interests method. Interest expense increased $1.2 million to $2.8 million in 1999 compared to $1.6 million in 1998. This increase is primarily the result of increased borrowings. Interest income increased $221,000 to $3.4 million in 1999 compared to $3.2 million in 1998. This increase is the result of the increase in short-term investments during 1999.

Income Taxes. Taxes on income increased $7.6 million to $21.0 million in 1999 from $13.3 in 1998 primarily due to higher pre-tax income. The Company's effective tax rate was 36.3% in 1999 compared with 43% in 1998. The higher effective tax rate in 1998 was due to a decrease in pre-tax income from an acquisition accounted for under the pooling-of-interest method.

Net Income. As a result of the foregoing factors, net income increased
$19.7 million, or 115%, to $36.8 million in 1999 from $17.1 million in 1998. Diluted earnings per share increased from $0.24 to $0.49. Excluding the one-time business combination expenses in 1998 and the one-time gain in 1999 from the long-term contract settlement, net income in 1999 was $32.7 million, compared with net income in 1998 of $18.4 million, an increase of 63.6%. Diluted earnings per share excluding these one-time items was $0.44 in 1999 compared to $0.26 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

  Cash provided by operating activities was $36.3 million in 2000 as compared to $64.3 million in 1999. Cash provided by operating activities for 2000 consists of $93.1 million of total net income before depreciation and amortization, bad debt, deferred income taxes, tax benefit from exercise of stock options, gain on sales of securities and a subsidiary and net loss on disposals, offset in part by $56.8 million of changes in working capital. The change in working capital is primarily the result of an increase in accounts receivable. Accounts receivable increased as a result of an increase in revenue between years as well as slower paying customers. The Company's days sales outstanding increased from 52 days in 1999 to

73 days in 2000. The Company believes that it can reduce these days sales outstanding in 2001 through changes in billing arrangements and more aggressive collection procedures.

  The Company used $54.3 million in investing activities during 2000. In 2000, the Company's capital expenditures (exclusive of $3.0 million in assets acquired under capital leases) were $118.0 million, and the Company used $15.7 million in cash for the Boston Communication Group, FreeFire and iCcare Limited acquisitions. The Company also invested $8.0 million in a customer relationship management software company. These expenditures were offset in part by the reduction of $23.9 million in short-term investments and proceeds from the sale of available-for-sale securities of $64.9 million. Included in capital expenditures for 2000 was $22.1 million relating to Percepta. Ford Motor Company funds 45% of all capital requirements of Percepta. Cash used in investing activities was $76.7 million for 1999, resulting primarily from $60.4 million in capital expenditures, $18.1 million for acquisitions and $4.3 million decrease in short-term investments.

  Historically, capital expenditures have been, and future capital expenditures are anticipated to be, primarily for the development of customer interaction centers, as well as expansion of the Company's customer management consulting practice, technology deployment and systems integration, Web-based education platforms, Internet customer relationship management and customer-centric marketing solutions. The Company currently expects total capital expenditures in 2001 to be approximately $105 million to $115 million, The Company expects its capital expenditures will be used primarily to open up approximately 4 or 5 new international customer interaction centers during 2001. Such expenditures will be financed with internally generated funds, existing cash balances and additional borrowings. The level of capital expenditures incurred in 2001 will be dependent upon new client contracts obtained by the Company and the corresponding need for additional capacity. In addition, if the Company's future growth is generated through facilities management contracts, the anticipated level of capital expenditures could be reduced significantly.

  Cash provided by financing activities in 2000 was $34.1 million. This primarily resulted from the net increase in the line of credit, offset by payments on long-term notes payable and capital lease obligations. Additional proceeds from financing activities were generated by the exercise of stock options and employee stock purchases. In 1999, cash provided by financing activities of $50.9 million resulted primarily from issuance of common stock and proceeds from lines of credit.

  During the first and fourth quarters of 2000, the Company completed amendments to its unsecured revolving line of credit with a syndicate of banks. The amendments increased the line of credit to approximately $87 million from $50 million. The Company also has the option to secure at any time up to $25 million of the line with available cash investments. The Company has two interest rate options: an offshore rate option or a bank base rate option. The Company will pay interest at a spread of 50 to 150 basis points over the applicable offshore or bank base rate, depending upon the Company's leverage. Interest on the secured portion is based on the applicable rate plus 22.5 basis points. The Company had $62 million in borrowings under the line of credit at December 31, 2000.

  As discussed in Note 15 of the consolidated financial statements, subsequent to year end, the Company entered into a commitment to acquire the Company's planned headquarters building and terminate the existing lease agreement. This transaction is expected to close on March 31, 2001. The purchase of the building, together with the capital required to finish construction is estimated to be approximately $26.0 million. These funds will likely be provided by existing cash and cash equivalents on hand. This transaction, together with significant declines in the market value of the Company's E.piphany stock investment subsequent to year end, will require the Company to seek additional debt financing to replenish its cash reserves and reduce outstanding borrowings under the lines of credit. The Company is seeking to raise $50 to $70 million in a private placement of long-term debt. There can be no assurance that this financing will be obtained or if obtained, it will have terms acceptable to the Company.

  From time to time, the Company engages in discussions regarding restructuring, dispositions, mergers, acquisitions and other similar transactions. Any such transaction could include, among other things, the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption or refinancing of indebtedness, and could be material to the financial condition and results of operations of the Company. There is no assurance that any such discussions will result in the consummation of any such transaction.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in U.S. interest rates, foreign currency exchange rates as measured against the U.S. dollar and changes in the market value of its investment portfolio. These exposures are directly related to its normal operating and funding activities. As of December 31, 2000, the Company has entered into forward financial instruments to manage and reduce the impact of changes in foreign currency rates with a major financial institution. The Company has also entered into an interest rate swap agreement to manage interest rate risk.

Interest Rate Risk

  The interest on the Company's line of credit and its Canadian subsidiary's operating loan is variable based on the bank's base rate or offshore rate, and therefore, affected by changes in market interest rates. At December 31, 2000, there was $62 million outstanding on the Company's line of credit and approximately $42,000 in borrowings outstanding on the operating loan. At December 31, 2000, the Company has an outstanding variable to fixed interest rate swap agreement with a notional amount of $20.0 million, a fixed rate of 6.37%, and a floating rate of LIBOR. The swap agreement dated December 12, 2000 has a six-year term. If interest rates were to increase 10% from year-end levels, the Company would have incurred $2.0 in additional interest expense, net of the effect of the swap agreement.

Foreign Currency Risk

  The Company has wholly-owned subsidiaries in Argentina, Australia, Brazil, Canada, China, Mexico, New Zealand, Singapore, Spain and the United Kingdom. Revenues and expenses from these operations are typically denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in the exchange rate may positively or negatively affect the Company's revenues and net income attributed to these subsidiaries. For the years ended
December 31, 2000, 1999, and 1998, revenues from non-U.S. countries represented 36.1%, 25.3%, and 21.1% of consolidated revenues, respectively.

  The Company's Spanish subsidiary has factoring lines of credit under which it may borrow up to ESP 1,600 million. At December 31, 2000, there was $8.3 million outstanding under these factoring lines. If the U.S./Spanish Peseta exchange rate were to increase 10% from year-end levels, the obligation would increase by $828,000.

  The Company's Canadian subsidiary receives payment in U.S. dollars for certain of its larger customer contracts. As all of its expenditures are in Canadian dollars, the Company must acquire Canadian currency on a monthly basis. Accordingly, the Company has contracted with a Commercial bank at no material cost, to acquire a total of $30.0 million Canadian dollars during the first six months of 2001 at a fixed price in U.S. dollars of $20.0 million. There is no material difference between the fixed exchange ratio and the current exchange ratio of the U.S./Canadian dollar. If the U.S./Canadian dollar exchange rates were to increase 10% from year-end levels, the Company would have incurred a loss of $460,000.

Fair Value of Debt and Equity Securities

  The Company's investments in debt and equity securities are short-term and not subject to significant fluctuations in fair value. If interest rates and equity prices were to decrease 10% from year-end levels, the fair value of the Company's debt and equity securities would have decreased $4.6 million.

Item 8. Financial Statements and Supplementary Data.

  The financial statements required by this item are located beginning on page 34 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

PART III

Item 10. Directors and Executive Officers of the Registrant

  For a discussion of our executive officers, you should refer to Part I, Page 14, after Item 4 under the caption "Executive Officers of TeleTech Holdings, Inc."

  For a discussion of our Directors, you should refer to our definitive Proxy Statement under "Election of Directors" and "Director Compensation," which we incorporate by reference into this Form 10-K.

Item 11. Executive Compensation.

  We hereby incorporate by reference the information to appear under the caption "Executive Officers--Executive Compensation" in our definitive proxy statement for our 2001 Annual Meeting of Stockholders, provided, however, that neither the Report of the Compensation Committee on Executive Compensation nor the performance graph set forth therein shall be incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  We hereby incorporate by reference the information to appear under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for our 2001 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Party Transactions.

  We hereby incorporate by reference the information to appear under the caption "Certain Relationships and Related Party Transactions" in our definitive proxy statement for our 2001 Annual Meeting of Stockholders.

PART IV
--------------------------------------------------------------------------------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements

  The Index to Financial Statements is set forth on page 34 of this report.

(2) Financial Statement Schedules

(3) Exhibits

     Exhibit No.        Description
---------------------   -----------
       3.1              Restated Certificate of Incorporation of TeleTech [1]
                        {Exhibit 3.1}

       3.2              Amended and Restated Bylaws of TeleTech [1] {Exhibit 3.2}

      10.1**            Intentionally omitted

      10.2**            Intentionally omitted

      10.3**            Intentionally omitted

      10.4              TeleTech Holdings, Inc. Stock Plan, as amended and restated
                        [1] {Exhibit 10.7}

      10.5              Intentionally omitted

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

      10.11**           Intentionally omitted

      10.12             Client Services Agreement dated May 1, 1997, between
                        TeleTech Customer Care Management (Telecommunications), Inc.
                        and GTE Card Services Incorporated d/b/a GTE Solutions [4]
                        {Exhibit 10.12}

      10.13             $50.0 Million Revolving Credit Agreement dated as of
                        November 20, 1998 [5] {Exhibit 10.13}

      10.14**           Employment Agreement dated as of February 26, 1998 between
                        Morton H. Meyerson and TeleTech [5] {Exhibit 10.14}

      10.15**           Intentionally omitted

      10.16**           Intentionally omitted

      10.17**           Intentionally omitted

--------------------------------------------------------------------------------

     Exhibit No.        Description
---------------------   -----------
      10.18**           Intentionally omitted

      10.19**           Employment Agreement dated October 2, 1999 between Scott D.
                        Thompson and TeleTech [7] {Exhibit 10.18}

      10.20**           Stock Option Agreement dated October 18, 1999 between Scott
                        D. Thompson and TeleTech [7] {Exhibit 10.20}

      10.21**           Stock Option Agreement dated October 18, 1999 between Scott
                        D. Thompson and TeleTech [7] {Exhibit 10.21}

      10.22**           Amendment to Non-Qualified Stock Option Agreement (1999
                        Stock Option and Incentive Plan) between Scott D. Thompson and TeleTech [8] {Exhibit 10.22}

      10.23**           Amendment to Non-Qualified Stock Option Agreement (1995
                        Stock Plan) between Scott D. Thompson and TeleTech [8]
                        {Exhibit 10.23}

      10.24             Amended and Restated Revolving Credit Agreement dated as of
                        March 24, 2000 [8] {Exhibit 10.24}

      10.25             Operating Agreement for Ford Tel II, LLC effective February
                        24, 2000 by and among Ford Motor Company and TeleTech
                        Holdings, Inc. [8] {Exhibit 10.25}

      10.26**           Non-Qualified Stock Option Agreement dated October 27, 1999 between Michael E. Foss and TeleTech [8] {Exhibit 10.26}

      10.27**           Employment Agreement dated December 6, 1999 between Michael
                        E. Foss and TeleTech [8] {Exhibit 10.27}

      10.28**           Letter Agreement dated March 27, 2000 between Larry Kessler and TeleTech [9] {Exhibit 10.28}

      10.29**           Stock Option Agreement dated March 27, 2000 between Larry
                        Kessler and TeleTech [9] {Exhibit 10.29}

      10.30**           Promissory Note dated April 3, 2000 by Larry Kessler for the benefit of TeleTech [9] {Exhibit 10.30}

      10.31             Lease and Deed of Trust Agreement dated June 22, 2000 [9]
                        {Exhibit 10.31}

      10.32             Participation Agreement dated June 22, 2000 [9] {Exhibit
                        10.32}

      10.33**           Offer letter between TeleTech Holdings, Inc. and Margot
                        O'Dell dated August 6, 2000 [10] {Exhibit 10.33}

      10.34**           Stock Option Agreement between TeleTech Holdings, Inc. and
                        Margot O'Dell dated September 11, 2000 [10] {Exhibit 10.34}

      10.35             Asset purchase agreement among TeleTech Holdings, Inc.,
                        TeleTech Customer Care Management (Colorado), Inc., Boston
                        Communications Group Inc., Cellular Express, Inc., and
                        Wireless Teleservices Corp. dated as of October 11, 2000
                        [10] {Exhibit 10.35}

      10.36 Agreement and Plan of Merger dated as of August 2000 among the Company, NG Acquisition Corp and Newgen [11] {Exhibit
                        2.1}

      10.37             Share Purchase Agreement dated as of August 31, 2000 among the Company, 3i Group PLC, 3i Europartners II, LP, Milletti,
                        S.L., and Albert Olle Bartolomie [12] {Exhibit 2.1}

      10.38             TeleTech Holdings, Inc. Amended and Restated Employee Stock
                        Purchase Plan [13] {Exhibit 99.1}

      10.39             TeleTech Holdings, Inc. Amended and Restated 1999 Stock
                        Option and Incentive Plan [13] {Exhibit 99.2}

--------------------------------------------------------------------------------

     Exhibit No.        Description
---------------------   -----------
      10.40             Newgen Results Corporation 1996 Equity Incentive Plan [14]
                        {Exhibit 99.1}

      10.41             Newgen Results Corporation 1998 Equity Incentive Plan [14]
                        {Exhibit 99.3}

      10.42             Participation Agreement dated as of December 27, 2000 among the Company Teletech Service Corporation ("TSC"), State
                        Street Bank and Trust Company of Connecticut, N.A., (the
                        "Trust"), First Security Bank, N.A., ("First Security") and
                        the financial institutions named on Schedules I and II (the
                        "Certificate Holders and Lenders") thereto [15] {Exhibit
                        2.2}

      10.43             Lease and Deed of Trust dated as of December 27, 2000 among
                        TSC, the Trust and the Public Trustee of Douglas County,
                        Colorado [15] {Exhibit 2.3}

      10.44             Participant Guarantee dated December 27, 2000 made by the
                        Company in favor of First Security, the Certificate Holders and Lenders [15] {Exhibit 2.4}

      10.45             Lessee Guarantee dated December 27, 2000 made by TeleTech in favor of the Trust First Security, the Certificate Holders and Lenders [15] {Exhibit 2.5}

      10.46             Contract dated December 26, 2000 between TCI Realty, LLC and
                        TSC [15] {Exhibit 2.6}

      10.47*            First Amendment to Amended and Restated Revolving Credit
                        Agreement and Waiver dated December 14, 2000 among the
                        Company, the financial institutions from time to time party to the Credit Agreement and Bank of America, N.A.

      10.48* **         Employment Agreement dated February 8, 2001 between Margot
                        O'Dell and TeleTech

      10.49* **         Stock Option Agreement dated February 8, 2001 between Margot
                        O'Dell and TeleTech

      10.50* **         Stock Option Agreement dated March 21, 2001 between Margot
                        O'Dell and TeleTech

      10.51* **         Stock Option Agreement dated December 6, 2000 between
                        Michael Foss and TeleTech

      10.52* **         Stock Option Agreement dated August 16, 2000 between Sean
                        Erickson and TeleTech

      10.53* **         Stock Option Agreement dated August 16, 2000 between James
                        Kaufman and TeleTech

      10.54* **         Letter Agreement dated January 11, 2000 between Chris Batson and TeleTech

      10.55* **         Stock Option Agreement dated January 29, 2001 between Chris
                        Batson and TeleTech

      10.56* **         Letter Agreement dated January 26, 2001 between Jeffrey
                        Sperber and TeleTech

      10.57* **         Stock Option Agreement dated March 5, 2001 between Jeffrey
                        Sperber and TeleTech

      10.58* **         Separation Agreement and Mutual General Release dated
                        March 13, 2001 between Scott Thompson and TeleTech

      10.59* **         Separation Agreement and Mutual General Release dated
                        March 12, 2001 between Larry Kessler and TeleTech

      10.60* **         Promissory Note dated January 15, 2001 by Scott Thompson for the benefit of TeleTech

      10.61* **         Loan and Security Agreement dated January 15, 2001 between
                        Scott Thompson and TeleTech

      10.62* **         Promissory Note dated November 28, 2000 by Sean Erickson for the benefit of TeleTech

      21.1*             List of subsidiaries

      23.1*             Consent of Arthur Andersen LLP.

 *  Filed herewith.

**  Management contract or compensatory plan or arrangement filed pursuant to
    Item 14(c) of this report.

[ ] Such exhibit previously filed with the Securities and Exchange Commission as exhibits to the filings indicated below, under the exhibit number indicated in brackets { }, and is incorporated by reference.

--------------------------------------------------------------------------------

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

[4] TeleTech's Annual Report on Form 10-K for the year ended December 31, 1997.

[5] TeleTech's Annual Report on Form 10-K for the year ended December 31, 1998.

[6] TeleTech's Quarterly Report on Form 10-Q for the quarter ended March 31,
    1999.

[7] TeleTech's Quarterly Report on Form 10-Q for the quarter ended
    September 30, 1999.

[8] TeleTech's Quarterly Report on Form 10-Q for the quarter ended March 31,
    2000.

[9] TeleTech's Quarterly Report on Form 10-Q for the quarter ended June 30,
    2000.

[10] TeleTech's Quarterly Report on Form 10-Q for the quarter ended
    September 30, 2000.

[11] TeleTech's Report on Form 8-K filed August 25, 2000.

[12] TeleTech's Current Report on Form 8-K filed September 6, 2000.

[13] TeleTech's Registration Statement on Form S-8 filed October 2, 2000
    (Registration Statement No. 333-47142).

[14] TeleTech's Registration Statement on Form S-8 filed December 20, 2000
    (Registration Statement No. 333-52352).

[15] TeleTech's Current Report on Form 8-K filed January 16, 2001.

(b) Reports on Form 8-K

  TeleTech filed the following reports on Form 8-K during the fourth quarter of 2000 and through the filing of this Form 10-K:

     (i) Report dated August 31, 2000 attaching Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operation and Supplemental Consolidated Financial Statements, which give effect to the Company's business combination with Contact Center Holdings, S.L., which was accounted for as a pooling-of-interests.

    (ii) Report dated December 20, 2000 providing notification of a press release entitled "TeleTech closes acquisition of Newgen Results Corporation" and disclosing a lease transaction and incorporating certain financial statements and pro forma information by reference.

    (iii) Report dated December 20, 2000 attaching the Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operation and Supplemental Consolidated Financial Statements, which give effect to the Company's business combination with Newgen Results Corporation, which was accounted for as a pooling-of-interests.

SIGNATURES
--------------------------------------------------------------------------------

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Denver, State of Colorado, on March 29, 2001.

                                                       TELETECH HOLDINGS, INC.

                                                       By:               /s/ KENNETH D. TUCHMAN
                                                            -----------------------------------------------
                                                                           Kenneth D. Tuchman
                                                                        Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 29, 2001, by the following persons on behalf of the registrant and in the capacities indicated:

Signature                                      Title
---------                                      -----
PRINCIPAL EXECUTIVE OFFICER
/s/ KENNETH D. TUCHMAN
--------------------------------------------   Chief Executive Officer
Kenneth D. Tuchman

PRINCIPAL FINANCIAL
AND ACCOUNTING OFFICER
/s/ MARGOT O'DELL                              Chief Financial Officer
--------------------------------------------
Margot O'Dell

DIRECTOR
/s/ KENNETH D. TUCHMAN
--------------------------------------------   Chairman of the Board
Kenneth D. Tuchman

DIRECTOR
/s/ JAMES E. BARLETT
--------------------------------------------
James E. Barlett

DIRECTOR
/s/ ROD DAMMEYER
--------------------------------------------
Rod Dammeyer

DIRECTOR
/s/ GEORGE HEILMEIER
--------------------------------------------
George Heilmeier

--------------------------------------------------------------------------------

Signature                                      Title
---------                                      -----
DIRECTOR
/s/ MORTON H. MEYERSON
--------------------------------------------
Morton H. Meyerson

DIRECTOR
/s/ ALAN SILVERMAN
--------------------------------------------
Alan Silverman

INDEX TO FINANCIAL STATEMENTS
TELETECH HOLDINGS, INC.
--------------------------------------------------------------------------------

                                                                Page
                                                              --------
Report of Independent Public Accountants....................        35

Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................        36

Consolidated Statements of Income for the Years Ended
  December 31, 2000, 1999 and 1998..........................        38

Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000, 1999 and 1998..............     40-41

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................     42-43

Notes to Consolidated Financial Statements for the Years
  Ended December 31, 2000, 1999 and 1998....................     44-62

Report of Independent Public Accountants
--------------------------------------------------------------------------------

To TeleTech Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of TELETECH HOLDINGS, INC. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended
December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TeleTech Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Denver, Colorado
February 8, 2001, except for Note 15, as to which the date is March 15, 2001

TeleTech Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                              December 31    December 31
                                                                  2000           1999
(Amounts in thousands except per share amounts)               ------------   ------------
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                                     $ 58,797       $ 48,278

  Investment in available-for-sale securities                     16,774             --

  Short-term investments                                           8,904         32,838

  Accounts receivable, net of allowance for doubtful
    accounts of $9,264 and $4,270, respectively                  193,351        101,450

  Prepaids and other assets                                       17,737          6,334

  Deferred tax asset                                               5,858          4,889
                                                                --------       --------

    Total current assets                                         301,421        193,789
                                                                --------       --------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
  $97,199 and $70,823 respectively                               178,760        117,363
                                                                --------       --------

OTHER ASSETS:

  Long-term accounts receivable                                    3,749          3,930

  Goodwill, net of accumulated amortization of $3,461 and
    $3,210, respectively                                          41,311         32,077

  Contract acquisition cost, net of accumulated amortization
    of $3,915 and $1,614, respectively                            15,335          9,286

  Deferred tax asset                                               1,862            550

  Other assets                                                    47,461          5,584
                                                                --------       --------

    Total assets                                                $589,899       $362,579
                                                                ========       ========

--------------------------------------------------------------------------------

                                                              December 31    December 31
                                                                  2000           1999
(Amounts in thousands except per share amounts)               ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current portion of long-term debt and capital lease
    obligations                                                 $ 12,529       $  6,759

  Bank overdraft                                                      --          1,323

  Accounts payable                                                19,740         16,822

  Accrued employee compensation and benefits                      41,177         35,061

  Accrued income taxes                                            21,946          4,397

  Accrued loss on termination of lease                             9,000             --

  Other accrued expenses                                          29,885         13,067

  Customer advances, deposits and deferred income                  3,021          4,510
                                                                --------       --------

    Total current liabilities                                    137,298         81,939
                                                                --------       --------

LONG-TERM DEBT, net of current portion:

  Capital lease obligations                                        7,943          3,755

  Revolving line of credit                                        62,000         18,000

  Other long-term debt                                             4,963          5,649

  Other liabilities                                                1,521             91
                                                                --------       --------

    Total liabilities                                            213,725        109,434
                                                                --------       --------

MINORITY INTEREST                                                 12,809             --
                                                                --------       --------

STOCKHOLDERS' EQUITY:

  Stock purchase warrants                                          5,100             --

  Common stock; $.01 par value; 150,000,000 shares
    authorized; 74,683,858 and 73,113,938 shares,
    respectively, issued and outstanding                             747            731

  Additional paid-in capital                                     200,268        174,299

  Deferred compensation                                             (603)        (1,104)

  Notes receivable from stockholders                                (283)           (56)

  Accumulated other comprehensive loss                             4,828         (1,398)

  Retained earnings                                              153,308         80,673
                                                                --------       --------

    Total stockholders' equity                                   363,365        253,145
                                                                --------       --------

    Total liabilities and stockholders' equity                  $589,899       $362,579
                                                                ========       ========

       The accompanying notes are an integral part of these consolidated balance sheets.

TeleTech Holdings, Inc. and Subsidiaries

Consolidated Statements of Income
--------------------------------------------------------------------------------

                                                             Year Ended     Year Ended     Year Ended
                                                            December 31    December 31    December 31
                                                                2000           1999           1998
(Amounts in thousands except per share data)                ------------   ------------   ------------

REVENUES                                                      $885,349       $604,264       $424,877
                                                              --------       --------       --------

OPERATING EXPENSES:

  Costs of services                                            560,826        406,149        282,689

  Selling, general and administrative expenses                 234,524        147,918        111,808

  Loss on closures of subsidiary and customer interaction
    centers                                                      8,082             --             --

  Loss on termination of lease on corporate building             9,000             --             --
                                                              --------       --------       --------

    Total operating expenses                                   812,432        554,067        394,497
                                                              --------       --------       --------

INCOME FROM OPERATIONS                                          72,917         50,197         30,380
                                                              --------       --------       --------

OTHER INCOME (EXPENSE):

  Interest expense                                              (5,065)        (2,849)        (1,658)

  Interest income                                                5,436          3,438          3,217

  Gain on sale of securities                                    56,985             --             --

  Equity in income of affiliate                                     --             --             70

  Business combination expenses                                (10,548)            --         (1,321)

  Gain on settlement of long-term contract                          --          6,726             --

  Other                                                          2,578            246           (240)
                                                              --------       --------       --------

                                                                49,386          7,561             68
                                                              --------       --------       --------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST               122,303         57,758         30,448

  Provision for income taxes                                    46,938         20,978         13,344
                                                              --------       --------       --------

INCOME BEFORE MINORITY INTEREST                                 75,365         36,780         17,104

  Minority interest                                             (1,559)            --             --
                                                              --------       --------       --------

NET INCOME                                                      73,806         36,780         17,104

  Adjustment for accretion of
    redeemable convertible preferred stock                          --           (487)        (1,371)
                                                              --------       --------       --------

    Net income (loss) applicable to common stockholders       $ 73,806       $ 36,293       $ 15,733
                                                              ========       ========       ========

WEIGHTED AVERAGE SHARES OUTSTANDING

  Basic                                                         74,171         70,557         66,228

  Diluted                                                       79,108         74,462         71,781

NET INCOME PER SHARE

  Basic                                                       $   1.00       $    .51       $    .24
                                                              ========       ========       ========

  Diluted                                                     $    .93       $    .49       $    .24
                                                              ========       ========       ========

     The accompanying notes are an integral part of these consolidated financial statements

                 (This page has been left blank intentionally.)

TeleTech Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                                                       Additional
                                                 Treasury Stock       Common Stock       Paid-in
                                                Shares    Amount    Shares    Amount     Capital
(Amounts in thousands)                         --------  --------  --------  --------  -----------
BALANCES, January 1, 1998                           99    $(988)    65,540     $656     $108,597
  Comprehensive income:
  Net income                                        --       --         --       --           --
  Translation adjustments                           --       --         --       --           --
  Comprehensive income                              --       --         --       --           --
  Acquisition of Intellisystems                    (99)     988        245        2        2,089
  Employee stock purchase plan                      --       --         28       --          334
  Acquisition of Cygnus                             --       --        325        3        2,658
  Combination with Outsource                        --       --        606        6           --
  Brokerage fee on EDM combination                  --       --         42       --          485
  Exercise of stock options                         --       --        249        3        1,457
  Issuances of common stock                         --       --         13       --        1,096
  Deferred compensation related to options
    granted                                         --       --         --       --          749
  Year-end change for EDM                           --       --         --       --           --
  Compensation expense on restricted stock          --       --         --       --           --
  Accretion of redeemable preferred stock           --       --         --       --           --
  Amortization of deferred compensation             --       --         --       --           --
                                               -------    -----    -------     ----     --------
BALANCES, December 31, 1998                         --       --     67,048      670      117,465
  Comprehensive income:
  Net income                                        --       --         --       --           --
  Other comprehensive income, net of tax
  Unrealized gains on securities                    --       --         --       --           --
  Translation adjustments                           --       --         --       --           --
  Other comprehensive income (loss)                 --       --         --       --           --
  Comprehensive income                              --       --         --       --           --
  Employee stock purchase plan                      --       --         --       --          131
  Acquisition of Pamet                              --       --        286        3        1,750
  Exercise of stock options                         --       --        850        8        8,237
  Exercise of warrants                              --       --         23       --            6
  Issuances of common stock                         --       --      2,180       22       32,083
  Conversion of preferred stock                     --       --      2,727       28       14,515
  Deferred compensation related to options
    granted                                         --       --         --       --          112
  Accretion of redeemable preferred stock           --       --         --       --           --
  Amortization of deferred compensation             --       --         --       --           --
                                               -------    -----    -------     ----     --------
BALANCES, December 31, 1999                         --       --     73,114      731      174,299
  Comprehensive income:
  Net income                                        --       --         --       --           --
  Other comprehensive income, net of tax
  Unrealized gains on securities                    --       --         --       --           --
  Translation adjustments                           --       --         --       --           --
  Other comprehensive income (loss)                 --       --         --       --           --
  Comprehensive income                              --       --         --       --           --
  Employee stock purchase plan                      --       --         70        1        1,895
  Acquisition of iCcare                             --       --         75        1        1,999
  Exercise of stock options                         --       --      1,384       14       17,355
  Issuances of common stock                         --       --         41       --        2,920
  CCH acquisition costs                             --       --         --       --        1,800
  Amortization of deferred compensation             --       --         --       --           --
  Issuance of warrants                              --       --         --       --           --
  Distribution to stockholder                       --       --         --       --           --
                                               -------    -----    -------     ----     --------
BALANCES, December 31, 2000                         --    $  --     74,684     $747     $200,268
                                               =======    =====    =======     ====     ========

     The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------

                                                Accumulated     Unearned                      Notes
                                                   Other      Compensation                  Receivable     Stock
                                               Comprehensive   Restricted     Deferred         from      Purchase   Retained
                                               Income (loss)     Stock      Compensation   Stockholder   Warrants   Earnings
(Amounts in thousands)                         -------------  ------------  -------------  ------------  ---------  ---------
BALANCES, January 1, 1998                         $  (774)       $(127)        $  (901)          --            --   $ 26,123
  Comprehensive income:
  Net income                                           --           --              --           --            --     17,104
  Translation adjustments                            (426)          --              --           --            --         --
  Comprehensive income                                 --           --              --           --            --         --
  Acquisition of Intellisystems                        --           --              --           --            --         --
  Employee stock purchase plan                         --           --              --           --            --         --
  Acquisition of Cygnus                                --           --              --           --            --         --
  Combination with Outsource                           --           --              --           --            --        804
  Brokerage fee on EDM combination                     --           --              --           --            --         --
  Exercise of stock options                            --           --              --           --            --         --
  Issuances of common stock                            --           --              --           --            --         --
  Deferred compensation related to options
    granted                                            --           --            (749)          --            --         --
  Year-end change for EDM                              --           --              --           --            --       (270)
  Compensation expense on restricted stock             --          127              --           --            --         --
  Accretion of redeemable preferred stock              --           --              --           --            --     (1,371)
  Amortization of deferred compensation                --           --             256           --            --         --
                                                  -------        -----         -------        -----      --------   --------
BALANCES, December 31, 1998                        (1,200)          --          (1,394)          --            --     42,390
  Comprehensive income:
  Net income                                           --           --              --           --            --     36,780
  Other comprehensive income, net of tax
  Unrealized gains on securities                        3           --              --           --            --         --
  Translation adjustments                            (201)          --              --           --            --         --
  Other comprehensive income (loss)                    --           --              --           --            --         --
  Comprehensive income                                 --           --              --           --            --         --
  Employee stock purchase plan                         --           --              --           --            --         --
  Acquisition of Pamet                                 --           --              --           --            --         --
  Exercise of stock options                            --           --              --          (56)           --         --
  Exercise of warrants                                 --           --              --           --            --         --
  Issuances of common stock                            --           --              --           --            --         --
  Conversion of preferred stock                        --           --              --           --            --      1,990
  Deferred compensation related to options
    granted                                            --           --            (112)          --            --         --
  Accretion of redeemable preferred stock              --           --              --           --            --       (487)
  Amortization of deferred compensation                --           --             402           --            --         --
                                                  -------        -----         -------        -----      --------   --------
BALANCES, December 31, 1999                        (1,398)          --          (1,104)         (56)                  80,673
  Comprehensive income:
  Net income                                           --           --              --           --            --     73,806
  Other comprehensive income, net of tax
  Unrealized gains on securities                    9,519           --              --           --            --         --
  Translation adjustments                          (3,293)          --              --           --            --         --
  Other comprehensive income (loss)                    --           --              --           --            --         --
  Comprehensive income                                 --           --              --           --            --         --
  Employee stock purchase plan                         --           --              --           --            --
  Acquisition of iCcare                                --           --              --           --            --         --
  Exercise of stock options                            --           --              --         (227)           --         --
  Issuances of common stock                            --           --              --           --            --         --
  CCH acquisition costs                                --           --              --           --            --         --
  Amortization of deferred compensation                --           --             501           --            --         --
  Issuance of warrants                                 --           --              --           --         5,100         --
  Distribution to stockholder                          --           --              --           --            --     (1,171)
                                                  -------        -----         -------        -----      --------   --------
BALANCES, December 31, 2000                       $ 4,828        $  --         $  (603)       $(283)     $  5,100   $153,308
                                                  =======        =====         =======        =====      ========   ========


                                                                   Total
                                               Comprehensive   Stockholders'
                                                   Income         Equity
(Amounts in thousands)                         --------------  -------------
BALANCES, January 1, 1998                                        $132,586
  Comprehensive income:
  Net income                                      $17,104          17,104
  Translation adjustments                            (426)           (426)
                                                  -------
  Comprehensive income                            $16,678              --
                                                  =======
  Acquisition of Intellisystems                                     3,079
  Employee stock purchase plan                                        334
  Acquisition of Cygnus                                             2,661
  Combination with Outsource                                          810
  Brokerage fee on EDM combination                                    485
  Exercise of stock options                                         1,460
  Issuances of common stock                                         1,096
  Deferred compensation related to options
    granted                                                            --
  Year-end change for EDM                                            (270)
  Compensation expense on restricted stock                            127
  Accretion of redeemable preferred stock                          (1,371)
  Amortization of deferred compensation                               256
                                                  -------        --------
BALANCES, December 31, 1998                                       157,931
  Comprehensive income:
  Net income                                      $36,780          36,780
  Other comprehensive income, net of tax
  Unrealized gains on securities                        3               3
  Translation adjustments                            (201)           (201)
                                                  -------
  Other comprehensive income (loss)                  (198)             --
                                                  -------
  Comprehensive income                            $36,582              --
                                                  =======
  Employee stock purchase plan                                        131
  Acquisition of Pamet                                              1,753
  Exercise of stock options                                         8,189
  Exercise of warrants                                                  6
  Issuances of common stock                                        32,105
  Conversion of preferred stock                                    16,533
  Deferred compensation related to options
    granted                                                            --
  Accretion of redeemable preferred stock                            (487)
  Amortization of deferred compensation                               402
                                                  -------        --------
BALANCES, December 31, 1999                                       253,145
  Comprehensive income:
  Net income                                      $73,806          73,806
  Other comprehensive income, net of tax
  Unrealized gains on securities                    9,519           9,519
  Translation adjustments                          (3,293)         (3,293)
                                                  -------
  Other comprehensive income (loss)                 6,226              --
                                                  -------
  Comprehensive income                            $80,032              --
                                                  =======
  Employee stock purchase plan                                      1,896
  Acquisition of iCcare                                             2,000
  Exercise of stock options                                        17,142
  Issuances of common stock                                         2,920
  CCH acquisition costs                                             1,800
  Amortization of deferred compensation                               501
  Issuance of warrants                                              5,100
  Distribution to stockholder                                      (1,171)
                                                  -------        --------
BALANCES, December 31, 2000                                      $363,365
                                                  =======        ========

     The accompanying notes are an integral part of these consolidated financial statements.

TeleTech Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                               Year Ended     Year Ended     Year Ended
                                                              December 31    December 31    December 31
                                                                  2000           1999           1998
(Amounts in thousands)                                        ------------   ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                   $  73,806       $ 36,780       $ 17,104

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                 48,001         32,661         20,856

    Allowance for doubtful accounts                                5,067            904            705

    Deferred rent                                                    (52)           (44)            25

    Gain on sale of securities                                   (56,985)            --             --

    Deferred compensation                                            501            402            383

    Deferred income taxes                                         (2,281)        (2,620)        (1,235)

    Minority interest                                              1,559             --             --

    Equity in income of affiliate                                     --             --            (70)

    Loss on closure of customer interaction centers                8,082             --             --

    Loss on termination of lease                                   9,000             --             --

    Net gain on sale of division of subsidiary                    (3,964)           509             --

    Business combination expenses paid in stock                       --             --            485

    Non-cash acquisition costs                                     1,800             --             --

    Tax benefit from stock option exercises                        8,573          2,923            452

    Changes in assets and liabilities:

      Accounts receivable                                       (102,000)       (17,340)       (32,579)

      Prepaid and other assets                                   (14,780)        (1,235)           159

      Accounts payable and accrued expenses                       61,424         11,654         14,761

      Customer advances, deposits and deferred income             (1,489)          (281)         2,030
                                                               ---------       --------       --------

        Net cash provided by operating activities                 36,262         64,313         23,076
                                                               ---------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                            (118,013)       (60,446)       (39,624)

  Acquisitions, net of cash acquired                             (15,700)       (18,099)        (2,308)

  Contract acquisition costs                                          --             --        (10,900)

  Proceeds from sale of available-for-sale securities             64,912             --             --

  Proceeds from sale of businesses                                 4,950             --            981

  Proceeds from minority interest in subsidiary                   11,250             --             --

  Investment in customer relationship management software
  company                                                         (7,989)        (2,500)            --

  Changes in other assets, accounts payable and accrued
  liabilities related to investing activities                    (17,616)           105         (2,127)

Decrease in short-term investments                                23,934          4,269         32,527
                                                               ---------       --------       --------

        Net cash used in investing activities                    (54,272)       (76,671)       (21,451)
                                                               ---------       --------       --------

     The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------

                                                        Year Ended    Year Ended    Year Ended
                                                        December 31   December 31   December 31
                                                           2000          1999          1998
(Amounts in thousands)                                  -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in bank overdraft                 (1,323)         545          (316)
  Net increase (decrease) in short-term borrowings              --       (1,887)           30
  Proceeds from line-of-credit                              44,000       18,000           593
  Proceeds from long-term debt borrowings                      700        5,000         3,227
  Payments on long-term debt borrowings                     (7,182)      (1,692)       (1,126)
  Payments on capital lease obligations                    (11,358)      (6,403)       (8,201)
  Proceeds from common stock issuances                       1,896       32,101         1,514
  Proceeds from exercise of stock options                    8,569        5,272         1,008
  Distribution to stockholder                               (1,171)          --            --
                                                         ---------     --------      --------
    Net cash provided by (used in) financing
      activities                                            34,131       50,936        (3,271)
                                                         ---------     --------      --------
Effect of exchange rate changes on cash                     (5,602)        (583)         (178)
                                                         ---------     --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        10,519       37,995        (1,824)
CASH AND CASH EQUIVALENTS, beginning of period              48,278       10,283        12,107
                                                         ---------     --------      --------
CASH AND CASH EQUIVALENTS, end of period                 $  58,797     $ 48,278      $ 10,283
                                                         =========     ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                 $   1,510     $  2,859      $  1,657
  Cash paid for income taxes                             $  22,497     $ 23,647      $ 11,202

     The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
For the years ended December 31, 2000, 1999 and 1998

  TeleTech Holdings, Inc. ("TeleTech" or the "Company") is a leading global provider of customer relationship management solutions for large multinational companies in the United States, Argentina, Australia, Brazil, Canada, China, Mexico, New Zealand, Spain, Singapore and the United Kingdom. Customer relationship management encompasses a wide range of customer acquisition, retention and satisfaction programs designed to maximize the lifetime value of the relationship between the Company's clients and their customers.

NOTE 1:
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The consolidated financial statements are composed of the accounts of TeleTech and its wholly owned subsidiaries, as well as its 55 percent owned subsidiary, Percepta, LLC ("Percepta"). All intercompany balances and transactions have been eliminated in consolidation.

  During August 2000 and December 2000, the Company entered into business combinations with Contact Center Holdings, S.L. ("CCH") and Newgen Results Corporation ("Newgen"), respectively. The business combinations have been accounted for as poolings-of-interests, and the historical consolidated financial statements of the Company for all years prior to the business combination have been restated in the accompanying consolidated financial statements to include the financial position, results of operations and cash flows of CCH and Newgen.

  The consolidated financial statements of the Company include reclassifications made to conform the financial statement presentation of CCH and Newgen to that of the Company.

Foreign Currency Translation. The assets and liabilities of the Company's foreign subsidiaries, whose functional currency is other than the U.S. dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income, but is accumulated as a separate component of stockholders' equity. During 1998, the net effect of translation gains on the Company's Mexican subsidiary was included in determining net income, as Mexico was considered a highly inflationary economy. Foreign currency transaction gains and losses are included in determining net income. Such gains and losses were not material for any period presented. In 2000 and 1999, the Mexican economy was no longer considered highly inflationary, and therefore translation gains and losses were included as a component of stockholders' equity for 2000 and 1999.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Amounts paid for software licenses and third-party packaged software are capitalized.

  Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, as follows:

Buildings                              27.5 years
Computer equipment and software         4-5 years
Telephone equipment                     5-7 years
Furniture and fixtures                  5-7 years
Leasehold improvements                 5-10 years
Vehicles                                  5 years

  Assets acquired under capital lease obligations are amortized over the life of the applicable lease of four to seven years (or the estimated useful lives of the assets, where title to the leased assets passes to the Company upon termination of the lease).

Cash, Cash Equivalents and Short-Term Investments. For the purposes of the statement of cash flows, the Company considers all cash and investments with an original maturity of 90 days or less to be cash equivalents. The Company has classified its short-term investments as available-for-sale securities. At December 31, 2000, short-term investments consist of commercial paper, corporate securities, government securities and other securities. These short-term investments are carried at fair value based on quoted market prices with unrealized gains and losses, if any, net of tax, reported in accumulated other comprehensive income.

Intangible Assets. The excess of cost over the fair market value of tangible net assets and trademarks of acquired businesses is amortized on a straight-line basis over the periods of expected benefit of 9 to 25 years. Amortization of goodwill for the years ended December 31, 2000, 1999 and 1998 was $4,794,000, $1,611,000 and $1,012,000, respectively.

Contract Acquisition Costs. Amounts paid to a client to obtain a long-term contract are being amortized on a straight-line basis over the term of the contract commencing with the date of the first revenues from the contract. Amortization of these costs for the years ended December 31, 2000 and 1999, was $2,301,000 and $1,614,000, respectively. There was no amortization expense during 1998.

Long-Lived Assets. Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired when future undiscounted cash flows are estimated to be insufficient to recover the carrying amount. If impaired, an asset is written down to its fair value.

Software Development Costs. The Company accounts for software development costs in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," which requires that certain costs related to the development or purchase of internal-use software be capitalized. At December 31, 2000, the Company has approximately $8.0 million of software costs capitalized, which are included in other assets in the accompanying balance sheet. These costs will be amortized over the expected useful life of the software. There has been no amortization expense as of December 31, 2000, as the software is in the development stage.

Revenue Recognition. The Company recognizes revenues at the time services are performed. The Company has certain contracts that are billed in advance. Accordingly, amounts billed but not earned under these contracts are excluded from revenues and included in other liabilities.

Income Taxes. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Gross deferred tax assets then may be reduced by a valuation allowance for amounts that do not satisfy the realization criteria of SFAS 109.

Comprehensive Income. Comprehensive income includes the following components:

                                                             Year ended     Year ended     Year ended
                                                            December 31,   December 31,   December 31,
                                                                2000           1999           1998
(amounts in thousands)                                      ------------   ------------   ------------
Unrealized gains on securities, net of reclassification
  adjustments                                                 $14,644         $   4          $  --
Foreign currency translation adjustments                       (3,293)         (201)          (426)
Income tax (expense) benefit related to items of other
  comprehensive income                                         (5,125)           (1)            --
                                                              -------         -----          -----
Other comprehensive income, net of tax                        $ 6,226         $(198)         $(426)
                                                              =======         =====          =====

  Disclosure of reclassification amount:

                                                             Year ended     Year ended     Year ended
                                                            December 31,   December 31,   December 31,
                                                                2000           1999           1998
                                                            ------------   ------------   ------------
Unrealized holding gains arising during the period            $ 71,629          $4         $      --
Less: reclassification adjustment for gains included in
  net income                                                   (56,985)         --                --
Provision for income taxes                                      (5,125)         (1)               --
                                                              --------          --         ---------
Net unrealized gains on securities                            $  9,519          $3         $      --
                                                              ========          ==         =========

Earnings per Share. Earnings per share are computed based upon the weighted average number of common shares and common share equivalents outstanding.

  Basic earnings per share are computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Diluted earnings per share reflect the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

                                                             Year ended     Year ended     Year ended
                                                            December 31,   December 31,   December 31,
                                                                2000           1999           1998
(Amounts in thousands except per share data)                ------------   ------------   ------------
Shares used in basic per share calculation                     74,171         70,557         66,228
Effects of dilutive securities:
  Warrants                                                        444             74             92
  Conversion of preferred stock                                    --          1,046          2,727
  Stock options                                                 4,493          2,785          2,734
                                                               ------         ------         ------
Shares used in diluted per share calculation                   79,108         74,462         71,781
                                                               ======         ======         ======

  At December 31, 2000, 1999 and 1998 options to purchase 2,403,718, 2,739,299 and 2,422,719 shares of common stock, respectively, were outstanding but were not included in the computation of diluted EPS because the effect would be antidilutive.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Self-Insurance Program. The Company self-insures for certain levels of workers' compensation and employee health insurance. Estimated costs of these self-insurance programs were accrued at the projected settlements for known and anticipated claims. Self-insurance liabilities of the Company amounted to $3.8 million and $2.9 million at December 31, 2000 and 1999, respectively.

Fair Value of Financial Instruments Fair values of cash equivalents and other current accounts receivable and payable approximate the carrying amounts because of their short-term nature. Short-term investments include U.S. government Treasury bills, investments in commercial paper, short-term corporate bonds and other short-term corporate obligations. These investments are classified as held to maturity securities and are measured at amortized cost. The carrying values of these investments approximate their fair values.

  Debt and long-term receivables carried on the Company's consolidated balance sheet at December 31, 2000 and 1999 have a carrying value that is not significantly different from its estimated fair value. The fair value is based on discounting future cash flows using current interest rates adjusted for risk. The fair value of the short-term debt approximates its recorded value because of its short-term nature.

  The fair value of the derivative instruments held as of December 31, 2000 is $670,000 below the carrying value.

Derivatives. The Company entered into an interest rate swap agreement to effectively convert a portion of its floating-rate borrowings into fixed rate obligations. The interest rate differential to be received or paid is recognized as a current period adjustment to interest expense. The Company entered into the interest rate swap on December 12, 2000. The swap matures on December 12, 2006. The contract is for an aggregate notional amount of $20 million with a fixed interest rate of 6.37% payable by the Company and the floating interest rate payable by the third party. The difference between the Company's fixed rates and the floating rates, which is reset monthly, is received or paid by the Company in arrears monthly and recognized as an adjustment to interest expense. The contract was entered into for the purpose of hedging interest rate risk.

Effects of Recently Issued Accounting Pronouncements. SFAS No. 133, "Accounting for Derivative Instrument and Hedging Activities," establishes fair value accounting and reporting standards for derivative instruments and hedging activities. TeleTech adopted SFAS No. 133 on January 1, 2001. SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. Accordingly upon adoption of SFAS
No. 133 on January 1, 2001, the Company recorded a decrease in fair value of approximately $400,000 (net of tax effect of $270,000) in other comprehensive income for the derivative contracts designated as hedges. A corresponding entry of $775,000 was recorded to recognize a liability and $105,000 to recognize an asset on the balance sheet. SFAS No. 133 could impact TeleTech's financial position and could increase volatility in earnings and accumulated other comprehensive income.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has adopted SAB 101 in the fourth quarter of fiscal 2000. The adoption of this bulletin had no material impact on the financial position or results of operations of the Company.

Reclassifications Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2:
SEGMENT INFORMATION AND CUSTOMER CONCENTRATIONS

  The Company classifies its business activities into five fundamental areas: outsourced operations in the United States, facilities management operations, international outsourced operations, database marketing and consulting and technology services and consulting. These areas are separately managed and each has significant differences in capital requirements and cost structures. Technology services and consulting is included in corporate activities as it is not a material business segment. Also included in corporate activities are general corporate expenses and overall operational management expenses. Assets of corporate activities include unallocated cash, short-term investments and deferred income taxes. Segment accounting policies are the same as those used in the consolidated financial statements except capital expenditures are reported including assets acquired under capital lease. There are no significant transactions between the reported segments for the periods presented.

                                                                2000       1999       1998
(Amounts in thousands)                                        --------   --------   ---------
Revenues:
Outsourced                                                    $388,739   $299,379   $200,514
Facilities management                                          119,529     94,461     85,694
International outsourced                                       291,341    134,416     89,791
Database marketing & consulting                                 77,468     55,188     40,106
Corporate activities                                             8,272     20,820      8,772
                                                              --------   --------   --------
  Total                                                       $885,349   $604,264   $424,877
                                                              ========   ========   ========
Operating Income (Loss):
Outsourced                                                    $ 82,190   $ 69,463   $ 41,495
Facilities management                                           16,144      6,849     11,648
International outsourced                                        45,776     10,467      7,451
Database marketing & consulting                                  9,987      4,240     (3,134)
Corporate activities                                           (81,180)   (40,822)   (27,080)
                                                              --------   --------   --------
  Total                                                       $ 72,917   $ 50,197   $ 30,380
                                                              ========   ========   ========
Depreciation and Amortization Included in Operating Income:
Outsourced                                                    $ 20,190   $ 16,514   $ 12,688
Facilities management                                              618        483        239
International outsourced                                        15,579      7,861      5,324
Database marketing & consulting                                  5,145      2,160      1,293
Corporate activities                                             6,469      5,643      1,312
                                                              --------   --------   --------
  Total                                                       $ 48,001   $ 32,661   $ 20,856
                                                              ========   ========   ========
Assets:
Outsourced                                                    $147,238   $ 76,401   $101,105
Facilities management                                           19,457     11,290     18,121
International outsourced                                       198,185    106,397     65,614
Database marketing & consulting                                 63,524     51,095     12,772
Corporate activities                                           161,495    117,396     54,117
                                                              --------   --------   --------
  Total                                                       $589,899   $362,579   $251,729
                                                              ========   ========   ========
Goodwill (Included in Total Assets):
International outsourced goodwill, net                        $ 14,181   $ 10,496   $  6,803
Database marketing & consulting goodwill, net                   15,244     11,443         --
Corporate activities goodwill, net                              11,886     10,138      8,219
                                                              --------   --------   --------
  Total                                                       $ 41,311   $ 32,077   $ 15,022
                                                              ========   ========   ========
Capital Expenditures (Including Capital Leases):
Outsourced                                                    $ 39,841   $ 22,570   $ 29,874
Facilities management                                              826        434      1,169
International outsourced                                        66,230     21,344      5,580
Database marketing & consulting                                  6,840      3,422      1,129
Corporate activities                                             7,267     16,520      7,047
                                                              --------   --------   --------
  Total                                                       $121,004   $ 64,290   $ 44,799
                                                              ========   ========   ========

  The following geographic data includes revenues based on the location where the services are provided and gross property and equipment based on the physical location.

                                                                    2000           1999           1998
(Amounts in thousands)                                            ---------      ---------      ---------
Revenues:
United States                                                     $565,519       $449,329       $321,183
Australia                                                           64,411         49,925         36,958
Canada                                                             112,842         35,814         36,852
Europe                                                              82,664         46,786         21,051
Latin America                                                       58,975         21,388          8,833
Rest of world                                                          938          1,022             --
                                                                  --------       --------       --------
  Total                                                           $885,349       $604,264       $424,877
                                                                  ========       ========       ========
Gross Property and Equipment:
United States                                                     $174,821       $136,526       $ 91,922
Australia                                                           19,814         16,684         11,956
Canada                                                              33,678          8,943          5,645
Europe                                                              15,155         11,416          3,207
Latin America                                                       31,355         14,547          8,694
Rest of world                                                        1,136             70          2,294
                                                                  --------       --------       --------
  Total                                                           $275,959       $188,186       $123,718
                                                                  ========       ========       ========
All other long-lived assets:
United States                                                     $ 46,248       $  3,730       $  3,868
Australia                                                              507            296            365
Canada                                                                 367          3,640            252
Europe                                                                 469            309          2,007
Latin America                                                        3,619          1,539            139
Rest of world                                                           --             --             --
                                                                  --------       --------       --------
  Total                                                           $ 51,210       $  9,514       $  6,631
                                                                  ========       ========       ========

  The Company's revenues from major customers (revenues in excess of 10% of total sales) are from entities involved in the telecommunications and transportation industries. The revenues from such customers as a percentage of total revenues for each of the three years ended December 31 are as follows:

                           2000   1999   1998
                           ----   ----   ----
Customer A                   8%    8%    11%

Customer B                  20%   23%    22%
                           ---    --     --

                            28%   31%    33%
                           ===    ==     ==

  At December 31, 2000, accounts receivable from Customers A and B were
$6.8 million and $14.3 million, respectively. At December 31, 1999, accounts receivable from Customers A and B were $4.7 million and $8.2 million, respectively. There were no other customers with receivable balances in excess of 10% of consolidated accounts receivable. Customer A is included in the facilities management reporting segment. Customer B is included in the outsourced reporting segment.

  The loss of one or more of its significant customers could have a materially adverse effect on the Company's business, operating results or financial condition. The Company does not require collateral from its customers. To limit the Company's credit risk, management performs ongoing credit evaluations of its customers and maintains allowances for potentially uncollectible accounts. Although the Company is impacted by economic conditions in the telecommunications, transportation, financial services and government services industries, management does not believe significant credit risk exists at December 31, 2000.

NOTE 3:
PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following at December 31, 2000 and 1999 (in thousands):

                             2000        1999
                           ---------   ---------

Land                       $     51    $     51

Buildings                       306         202

Computer equipment and
  software                   94,779      83,700

Telephone equipment          24,996      12,631

Furniture and fixtures       66,177      33,005

Leasehold improvements       83,943      56,946

CIP                           2,306          --

Other                         3,401       1,651
                           --------    --------

                            275,959     188,186

Less accumulated
  depreciation              (97,199)    (70,823)
                           --------    --------
                           $178,760    $117,363
                           ========    ========

  Included in the cost of property and equipment is the following equipment obtained through capitalized leases as of December 31, 2000 and 1999 (in thousands):

                               2000       1999
                             --------   --------

Computer equipment and
  software                   $23,833    $16,895

Telephone equipment            3,567      1,615

Furniture and fixtures         5,677      2,470
                             -------    -------

                              33,077     20,980

Less accumulated
  depreciation               (21,700)   (14,728)
                             -------    -------

                             $11,377    $ 6,252
                             =======    =======

  Depreciation expense was $40.9 million, $29.5 million and $19.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. Depreciation expense related to equipment under capital leases was $5.2 million, $5.9 million and $5.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 4
CAPITAL LEASE OBLIGATIONS

  The Company has financed property and equipment under non-cancelable capital lease obligations of $2,991,000, $3,844,000 and $5,175,000 in 2000, 1999 and
1998, respectively. Accordingly, the fair value of the equipment has been capitalized and the related obligation recorded. The average implicit interest rate on these leases was 7.1% at December 31, 2000. Interest is charged to expense at a level rate applied to declining principal over the period of the obligation.

  The future minimum lease payments under capitalized lease obligations as of December 31, 2000, are as follows (in thousands):

Year Ended December 31,

  2001                               $      3,355

  2002                                      4,993

  2003                                      2,991

  2004                                        426
                                     ------------

                                           11,765

  Less amount representing interest         (789)
                                     ------------

                                           10,976

  Less current portion                    (3,033)
                                     ------------

                                     $      7,943
                                     ============

  Interest expense on the outstanding obligations under such leases was $1.2 million, $1.1 million and $1.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 5
OTHER LONG-TERM DEBT

  As of December 31, 2000 and 1999, other long-term debt consisted of the following notes (in thousands):

                                                                            2000           1999
                                                                        ------------   ------------
Note payable, interest at 8% per annum, principal and
  interest payable quarterly, maturing March 2001, unsecured            $        194   $      1,090
Note payable, interest at 8% per annum, principal and
  interest payable monthly, maturing January 2001, unsecured                      57            842
Note payable, interest at 5% per annum, principal and
  interest payable monthly, maturing November 2009,
  collaterlaized by certain assets of the Company                              4,567          4,935
Note payable, interest at 7% per annum, principal and
  interest payable monthly, maturing July 2002, unsecured                        324            271
Note payable, interest at 7% per annum, principal and
  interest payable monthly, maturing May 2004, unsecured                         260            348
Note payable, interest at 6% per annum, principal and
  interest payable monthly, maturing June 2002, unsecured                        265             --
Other notes payable                                                              470            881
                                                                        ------------   ------------
                                                                               6,137          8,367
Less current portion                                                         (1,174)        (2,718)
                                                                        ------------   ------------
                                                                        $      4,963   $      5,649
                                                                        ============   ============

  Annual maturities of the long-term debt are as follows (in thousands):

Year Ended December 31,
  2001                              $        1,174
  2002                                         793
  2003                                         563
  2004                                         591
  2005                                         550
  Thereafter                                 2,466
                                    --------------
                                    $        6,137
                                    ==============

NOTE 6
REVOLVING LINE OF CREDIT

  In November 1998, the Company entered into a three-year unsecured revolving line of credit agreement with a syndicate of five commercial banks under which it may borrow up to $50.0 million. In the first and fourth quarters of 2000, the Company amended its unsecured revolving line of credit with a syndicate of four banks. The amendment increased the line of credit to approximately
$87.5 million from $50.0 million. Interest is payable at various interest rates. The borrowings can be made at (a) the bank's base rate or (b) the bank's offshore rate (approximating LIBOR) plus a margin ranging from 50 to 150 basis points depending upon the Company's leverage. In addition, the Company, at its option, can elect to secure up to $25.0 million of the line with existing cash investments. Advances under the secured portion will be made at a margin of 22.5 basis points. At December 31, 2000 and 1999, there was $62 million and $18 million outstanding under this agreement, respectively. The Company is required to comply with certain minimum financial ratios under covenants in connection with the agreement described above, the most restrictive of which requires the Company to maintain a fixed charge coverage ratio of 3 to 1. Under this agreement, the Company has voluntarily pledged $15 million of short-term investments at December 31, 2000, which is included in cash and cash equivalents in the accompanying balance sheet, as collateral to reduce the interest rate on short-term borrowings. The Company may at its option, elect to unsecure the borrowings at any time. The agreement requires the Company to maintain, among other restrictions, prescribed financial ratios.
  The Company's Canadian subsidiary has available an operating loan of CDN$2.0 million, which is due on demand and bears interest at the bank's prime rate, which was 7.5% at December 31, 2000. The operating loan is collateralized by a general security agreement, a partial assignment of accounts receivable insurance in the amount of CDN$500,000, a partial assignment of life insurance on the former majority shareholder in the amount of CDN$400,000 and an assignment of fire insurance. As of December 31, 2000 and 1999, there was $42,000 and $1.3 million, respectively, outstanding under this operating loan.

  The Company's Spanish subsidiary has factoring lines of credit under which it may borrow up to ESP$1,600 million at December 31, 2000 and 1999. As of December 31, 2000 and 1999, there was $8.3 million and $2.8 million outstanding under these factoring lines, included in current portion of long-term debt in the accompanying balance sheet.

NOTE 7
INCOME TAXES

  The components of income before income taxes are as follows (in thousands):

                         2000        1999       1998
                       ---------   --------   --------
Domestic               $ 68,368    $46,619    $20,315
Foreign                  53,935     11,139     10,133
                       --------    -------    -------
Total                  $122,303    $57,758    $30,448
                       ========    =======    =======

  The components of the provision for income taxes are as follows (in thousands):

                         2000       1999       1998
                       --------   --------   --------
Current provision:
  Federal              $ 24,942   $ 14,888   $  8,297
  State                   2,838      3,378      1,865
  Foreign                21,439      5,131      4,417
                       --------   --------   --------
                         49,219     23,397     14,579
                       --------   --------   --------
Deferred provision:
  Federal                 (941)    (1,724)      (834)
  State                   (132)      (303)      (195)
  Foreign               (1,208)      (392)      (206)
                       --------   --------   --------
                        (2,281)    (2,419)    (1,235)
                       --------   --------   --------
                       $ 46,938   $ 20,978   $ 13,344
                       ========   ========   ========

  The following reconciles the Company's effective tax rate to the federal statutory rate for the years ended December 31, 2000, 1999, and 1998 (in thousands):

                         2000       1999       1998
                       --------   --------   --------
Income tax expense
  per federal
  statutory rate       $42,806    $18,634    $10,063
State income taxes,
  net of federal
  deduction              3,840      2,181        908
Tax benefit of
  operating loss
  carryforward
  acquired              (1,800)        --         --
Miscellaneous credits     (716)        --         --
Transaction costs          420         --         --
Other                      200     (1,706)       966
Foreign income taxed
  at higher rate         2,188      1,869      1,407
                       -------    -------    -------
                       $46,938    $20,978    $13,344
                       =======    =======    =======

  The Company's deferred income tax assets and liabilities are summarized as follows (in thousands):

                                  2000       1999
                                --------   --------
Deferred tax assets:
  Allowance for doubtful
    accounts                     $ 2,588   $  1,417
  Vacation accrual                 1,672      1,377
  Compensation                       162      1,025
  Insurance reserves                 604        796
  State tax credits                  300        510
  Net operating loss
    carryforward                      --        981
  Other                              532        431
                                 -------   --------
                                   5,858      6,537
                                 -------   --------
Long-term deferred tax assets:
  Depreciation and
    amortization                   1,862        746
                                 -------   --------
Total                              7,720      7,283
  Less valuation allowance            --    (1,844)
                                 -------   --------
Net deferred income tax asset    $ 7,720   $  5,439
                                 =======   ========

  A valuation allowance has been recorded to the extent that the Company expects the deferred tax assets not to be realized in the future.

NOTE 8
COMMITMENTS AND CONTINGENCIES

Leases. The Company has various operating leases for equipment, customer interaction centers and office space. Rent expense under operating leases was approximately $21.6 million, $16.6 million and $13.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

  The future minimum rental payments required under non-cancelable operating leases as of December 31, 2000, are as follows (in thousands):

Year ended December 31,
  2001                                 $ 22,257
  2002                                   16,700
  2003                                   15,218
  2004                                   14,275
  2005                                    8,882
  Thereafter                             25,606
                                       --------
                                       $102,938
                                       ========

Legal Proceedings. In July 1999, the Company reached a settlement with CompuServe Incorporated whereby the Company received $12.0 million in final settlement in 1999. As a result, the Company recorded a gain of $6.7 million during 1999, which is included in other income in the accompanying consolidated statements of income.

  From time to time, the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations or financial condition.

NOTE 9
EMPLOYEE BENEFIT PLAN

  The Company has a 401(k) profit-sharing plan that covers employees who have completed six months of service, as defined, and are 21 or older. Participants may defer up to 15% of their gross pay up to a maximum limit determined by law. Participants are also eligible for a matching contribution by the Company of 50% of the first 6% of compensation a participant contributes to the plan. Participants vest in matching contributions over a four-year period.

NOTE 10
STOCK COMPENSATION PLANS

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

  In January 1996, the Company adopted a stock option plan for non-employee directors (the "Director Plan"), covering 750,000 shares of common stock. All options were granted at fair market value at the date of grant. Options vested as of the date of the option but were not exercisable until six months after the option date. Options granted are exercisable for 10 years from the date of grant unless a participant is terminated for cause or one year after a participant's death. The Director Plan had options to purchase 510,250, 423,000, and 418,750 shares outstanding at December 31, 2000, 1999, and 1998, respectively. In
May 2000, the Company terminated future grants under this plan. From that point on, Directors received options under the Company's 1999 Stock Option and Incentive Plan.

  In July 1996, the Company adopted an employee stock purchase plan (the "ESPP"). Pursuant to the ESPP, an aggregate of 400,000 shares of common stock of the Company is available for issuance under the ESPP. Employees are eligible to participate in the ESPP after three months of service. The price per share purchased in any offering period is equal to the lesser of 85% of the fair market value of the common stock on the first day of the offering period or on the purchase date. The offering periods have a term of six months. Stock purchased under the plan for the years ended December 31, 2000, 1999 and 1998 were $1,895,000, $131,000 and $334,000 respectively.

  In February 1999, the Company adopted the TeleTech Holdings, Inc. 1999 Stock Option and Incentive Plan (the "1999 Option Plan"). The purpose of the 1999 Option Plan is to enable the Company to continue to (a) attract and retain high quality directors, officers, employees and potential employees, consultants and independent contractors of the Company or any of its subsidiaries; (b) motivate such persons to promote the long-term success of the business of the Company and its subsidiaries and (c) induce employees of companies that are acquired by TeleTech to accept employment with TeleTech following such an acquisition. The 1999 Option Plan supplements the TeleTech Holdings, Inc. Stock Plan, as amended and restated, which was adopted by the Company in January 1995. An aggregate of 10 million shares of common stock has been reserved for issuance under the 1999 Option Plan, which permits the award of incentive stock options, non-qualified stock options, stock appreciation rights and shares of restricted common stock. As previously discussed, the 1999 Option Plan also provides annual stock option grants to Directors.

  In connection with the acquisition of Newgen, which was accounted for under the pooling-of-interests method, the Company has assumed all of the options outstanding under Newgen's 1998 and 1996 Equity Incentive Plans.

  The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted using the Black-Scholes option pricing model as prescribed by SFAS 123 and the following weighted average assumptions used for grants:

                         2000        1999        1998
                       ---------   ---------   ---------
Risk-free interest
  rate                      4.9%        5.9%        5.2%
Expected dividend
  yield                       0%          0%          0%
Expected lives         3.1 years   5.3 years   6.0 years
Expected volatility          81%         79%         70%

  If the Company had accounted for these plans in accordance with SFAS 123, the Company's net income and pro forma net income per share would have been reported as follows:

NET INCOME (AMOUNTS IN THOUSANDS)

                         2000       1999       1998
                       --------   --------   --------
As reported            $73,806    $36,780    $17,104
Pro forma              $55,680    $31,024    $11,733

PER SHARE AMOUNTS

                           2000    1999    1998
                           -----   -----   -----
As reported:
  Basic                    $1.00   $0.51   $0.24
  Diluted                  $0.93   $0.49   $0.24
Pro forma:
  Basic                    $0.75   $0.41   $0.16
  Diluted                  $0.70   $0.41   $0.16

  A summary of the status of the Company's four stock option plans for the three years ended December 31, 2000, together with changes during each of the years then ended, is presented in the following table:

                                         Weighted
                                          Average
                                         Price Per
                             Shares        Share
                           -----------   ---------
Outstanding,
  January 1, 1998           5,443,198     $ 7.02
Grants                      3,496,090      11.37
Exercises                    (249,840)      4.02
Forfeitures                (1,669,562)     13.02
                           ----------
Outstanding,
  December 31, 1998         7,019,886       7.94
Grants                      7,246,933       8.70
Exercises                    (850,802)      6.40
Forfeitures                (1,853,792)     10.17
                           ----------
Outstanding,
  December 31, 1999        11,562,225       8.43
Grants                      4,827,832      28.04
Exercises                  (1,384,022)      6.19
Forfeitures                (1,283,995)     11.41
                           ----------
Outstanding,
  December 31, 2000        13,722,040     $15.10
                           ==========
Options exercisable at
  year-end:
  2000                      4,545,244     $ 8.64
  1999                      2,578,417     $ 4.71
  1998                      2,165,742     $ 5.43
Weighted average fair
  value of options
  granted during the
  year:
  2000                                    $15.27
  1999                                    $ 4.90
  1998                                    $ 7.93

  The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives at December 31, 2000:

                                    Outstanding                           Exercisable
                                                     Weighted
                     Number of       Weighted        Average       Number of       Weighted
Range of Exercise     Shares         Average       Contractual      Shares         Average
     Prices         Outstanding   Exercise Price   Life (years)   Exercisable   Exercise Price
 $  0.63 - $1.29     1,011,601        $ 1.25            5          1,011,601        $ 1.25
 $  2.00 - $6.00     1,416,692        $ 5.23            7            815,910        $ 4.84
 $  6.13 - $6.13     1,095,079        $ 6.13            8            258,581        $ 6.13
 $  6.19 - $8.00     1,280,107        $ 7.07            7            452,948        $ 7.43
 $  8.06 - $9.75     1,062,708        $ 9.51            8            256,551        $ 9.50
 $ 9.87 - $13.06     1,567,304        $11.93            8            641,720        $11.45
 $13.13 - $13.13     1,020,000        $13.13            9            504,000        $13.13
 $13.20 - $20.94     1,065,122        $16.47            8            337,124        $15.27
 $21.41 - $30.81     2,099,710        $26.32            9            130,883        $24.75
 $30.88 - $39.81     2,103,717        $32.23            9            135,926        $31.68

NOTE 11
RELATED PARTY TRANSACTIONS

  The Company has entered into agreements pursuant to which Avion, LLC and AirMax LLC provide certain aviation flight services to and as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth
D. Tuchman, chairman of the board of the Company, has a direct or indirect beneficial ownership interest in Avion, LLC. During 2000 and 1999 the Company paid an aggregate of $677,000 and $35,000 respectively, to Avion, LLC for services provided to the Company. Mr. Tuchman directly or indirectly also purchases services from AirMax LLC and from time to time provides short-term loans to AirMax LLC. During 2000, 1999 and 1998 the Company paid to AirMax LLC an aggregate of $460,000, $405,000 and $480,000 respectively, for services provided to the Company.

  During the fourth quarter of 2000, the Company and its enhansiv subsidiary executed a transaction pursuant to which all the common stock of enhansiv was sold to a group of investors. One of the investors, Kenneth Tuchman, also serves as the Chairman of the Company's Board of Directors. Mr. Tuchman purchased approximately 43% of enhansiv's common stock for $3 million.

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

  The Company utilizes the services of EGI Risk Services, Inc. for reviewing, obtaining and/or renewing various insurance policies. EGI Risk Services, Inc. is a wholly owned subsidiary of Equity Group Investments, Inc. Rod Dammeyer, a director of the Company, was until recently the managing partner of Equity Group Investments, Inc., and Samuel Zell, a former director of the Company, was chairman of the board. During the years ended December 31, 2000, 1999 and 1998, the Company incurred $1,127,000, $3,521,000 and $2,288,000, respectively, for such services.

NOTE 12
ACQUISITIONS
  On August 31, 2000, the Company and CCH entered into a definitive Share Purchase Agreement, which included the exchange of 3,264,000 shares of the Company's common stock for all of the issued share capital of CCH. The business combination was accounted for as a pooling of interest, and accordingly, the historical financial statements of the Company have been restated to include the financial statements of CCH for all periods presented.

  On December 20, 2000, the Company consummated a business combination with Newgen that included the exchange of 8,283,325 shares of the Company's common stock for all of the issued shares of Newgen. The business combination was accounted for as a pooling of interest, and accordingly, the historical financial statements of the Company have been restated to include the financial statements of Newgen for all periods presented.

  The consolidated financial statements have been prepared to give retroactive effect to the business combinations with CCH and Newgen.

  The table below sets forth the results of operations of the previously separate enterprises for the period prior to the consummation of the August 2000 and December 2000 business combinations during the periods ended December 31, 2000, 1999 and 1998 (in thousands):

                                                             TeleTech      CCH       Newgen    Combined
                                                             ---------   --------   --------   ---------
2000 (prior to the consummation of the business
  combinations)
  Revenues                                                   $750,782    $38,540    $77,468    $866,790
  Net income                                                   64,477      2,259      5,919      72,655
1999
  Revenues                                                   $509,268    $39,808    $55,188    $604,264
  Net income                                                   29,090      2,855      4,835      36,780
1998
  Revenues                                                   $369,045    $15,726    $40,106    $424,877
  Net income                                                   19,202      1,105     (3,203)     17,104

  On October 27, 2000, TeleTech acquired iCcare Limited ("iCcare"); a Hong Kong based CRM company, in a transaction accounted for under the purchase method of accounting. The Company purchased iCcare for approximately $4.0 million consisting of $2.0 million in cash and $2.0 million in stock. On the basis of achievement of predetermined revenue targets, iCcare could also receive additional stock or cash payments over the next two years. The operations of iCcare for all periods prior to the acquisition are immaterial to the results of the Company, and accordingly no pro forma financial information has been presented.

  On November 7, 2000, the Company acquired the customer care division of Boston Communications Group ("BCG") in an asset purchase transaction accounted for under the purchase method of accounting. BCG's customer care division provides 24x7 inbound customer care solutions for the wireless industry. The Company purchased the customer care division in a cash transaction valued at $15 million, including a $13 million cash payment and assumption of approximately $2 million of liabilities. Under the terms of the agreement, BCG could receive additional cash payments, totaling up to an additional
$20 million over four years, based upon achievement of certain predetermined revenue targets. The operations of the customer care division of Boston Communications Group for all periods prior to the acquisition are immaterial to the results of the Company, and accordingly no pro forma financial information has been presented.

  On March 18, 1999, the Company acquired 100% of the common stock of Pamet River, Inc. ("Pamet") for approximately $1.8 million in cash and 285,711 shares of common stock in the Company. Pamet was a global marketing company offering end-to-end marketing solutions by leveraging Internet and database technologies. The transaction was accounted for as a purchase and goodwill was amortized using the straight-line method over 20 years. The operations of Pamet for all periods prior to the acquisition are immaterial to the results of the Company, and accordingly no pro forma financial information has been presented. In
September 2000, the Company closed Pamet. See note 14 for further discussion.

  On March 31, 1999, the Company acquired 100% of the common stock of Smart Call S.A. ("Smart Call") for approximately $2.4 million in cash including costs related to the acquisition. Smart Call is based in Buenos Aires, Argentina, and provides a wide range of customer management solutions to Latin American and multinational companies. The transaction was accounted for as a purchase and goodwill is amortized using the straight-line method over 20 years. The operations of Smart Call for all periods prior to the acquisition are immaterial to the results of the Company, and accordingly no pro forma financial information has been presented.

  On October 12, 1999, the Company acquired 100% of the common stock of Connect for approximately $2.3 million in cash including costs related to the acquisition. The former owners of Connect are entitled to an earn-out premium based on the results of the Company's consolidated operations in Argentina in 2000. This earn-out premium will be calculated in the first quarter of 2001 and the Company anticipates it to be between $3.5 and $4.0 million. Connect is located in Buenos Aires, Argentina, and provides customer relationship management solutions to Latin American and multinational companies in a variety of industries. The transaction was accounted for as a purchase and goodwill is amortized using the straight-line method over 20 years. The operations of Connect for all periods prior to the acquisition are immaterial to the results of the Company, and accordingly no pro forma financial information has been presented.

  The previous owners of Smart Call and Connect have the ability to earn a contingent payment of between $250,000 and $2.5 million during 2001. The contingent payment is based on reaching revenue and profitability targets.

  On November 30, 1999, the Company's subsidiary Newgen acquired the partnership interest, including certain net assets and liabilities of Computer Care, a New York general partnership and wholly owned operation of Automatic Data Processing, Inc ("ADP") in a transaction accounted for under the purchase method of accounting. Per the terms of the partnership agreement Newgen acquired a 100 percent interest in Computer Care for a purchase price of approximately $11.0 million in cash, excluding transaction costs, and up to an additional
$9.0 million earn-out which may be paid based upon certain earn-out criteria. In February 2001, the Company paid $4.4 million to ADP in full satisfaction of the earn-out provision.The operations of Computer Care for all periods prior to the acquisition are immaterial to the results of the Company, and accordingly no pro forma financial information has been presented.

  On December 15, 1999, the Company invested $2.5 million in a customer relationship management software company. On January 27, 2000, an additional investment of $8.0 million was made in the same customer relationship management software company. In

May 2000, this software company merged with E.piphany, Inc., a publicly traded customer relationship management company. As a result of the merger, TeleTech received 1,238,400 shares of E.piphany common stock. During the year ended December 31, 2000 the Company sold approximately 909,300 shares of E.piphany for total proceeds of $64.9 million, which resulted in a realized gain of $57.0 million. The remaining 329,100 shares of E.piphany, of which approximately 116,000 shares are held in escrow, has a cost basis of $2.2 million. These shares are reflected in the accompanying balance sheet as an available-for-sale security, at their fair market value of $16.8 million at December 31, 2000. The unrealized gain of $9.5 million is shown net of tax of $5.1 million, as a component of other comprehensive income in the accompanying consolidated statements of stockholders' equity.

  On February 17, 1998, the Company acquired the assets of Intellisystems, Inc. ("Intellisystems") for $2.0 million in cash and 344,487 shares of common stock, which included 98,810 shares of treasury stock. Intellisystems was a leading developer of patented automated product support systems. The acquisition was accounted for as a purchase. The operations of Intellisystems for all periods prior to the acquisition are immaterial to the results of the Company, and accordingly no pro forma financial information has been presented. The assets of Intellisystems have since been transferred to enhansiv, the common stock of which the Company sold to a group of investors during the fourth quarter of 2000.

  On June 8, 1998, and June 17, 1998, the Company consummated business combinations with Digital Creators, Inc. (Digital), which included the issuance of 1,069,000 shares of Company common stock, and Electronic Direct
Marketing, Ltd. (EDM), which included the issuance of 1,783,444 shares of Company common stock. These business combinations were accounted for as poolings-of-interests, and accordingly the historical financial statements of the Company have been restated to include the financial statements of Digital and EDM for all periods presented. Subsequent to year-end, certain operations and personnel of Digital were absorbed by other groups within the Company.

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

  The table below sets forth the results of operations of the previously separate enterprises for the period prior to the consummation of the June 1998 business combinations during the period ended December 31, 1998 (in thousands):

                                                 TeleTech   Digital      EDM      Adjustments   Combined
1998 (prior to the business combinations)
Revenues                                         $136,244    $2,038    $10,258      $(1,171)    $147,369
Net income                                          6,972       136        654           --        7,762

  On August 26, 1998, the Company consummated a business combination with Outsource Informatica Ltda. ("Outsource"), a leading Brazilian customer management provider, which included the issuance of 606,343 shares of Company common stock. This business combination was accounted for as a pooling of interests. The operations of Outsource for all periods prior to the acquisition are immaterial to the results of the Company, and accordingly no pro forma financial information has been presented.

  On December 31, 1998, the Company acquired 100% of the common stock of Cygnus Computer Associates Ltd. ("Cygnus") for approximately $660,000 in cash and 324,744 shares of common stock in the Company. Cygnus is a Canadian provider of systems integration and call center solutions. The transaction was accounted for as a purchase and goodwill is amortized using the straight-line method over 10 years. The Company will pay approximately $1.6 million in contingent consideration based on certain levels of operating income achieved by

Cygnus in 1999 and 2000. This amount will be determined and paid in the first quarter of 2001. The operations of Cygnus for all periods prior to the acquisition are immaterial to the results of the Company, and accordingly no pro forma financial information has been presented. The shares of Cygnus have since been transferred to enhansiv, the common stock of which the Company sold to a group of investors during the fourth quarter of 2000.

NOTE 13
FORD JOINT VENTURE

  During the first quarter of 2000, the Company and Ford Motor Company ("Ford") formed Percepta. In connection with this formation, the Company issued stock purchase warrants to Ford entitling Ford to purchase 750,000 shares of TeleTech common stock. These warrants were valued at $5.1 million using the Black-Scholes Option model.

  Ford has the right to earn additional warrants based upon Percepta's achievement of certain revenue thresholds through 2004. Such threshold was not achieved for 2000. The value of the warrants to be issued is subject to a formula based upon the profitability of Percepta, among other factors. The exercise price of any warrants issued under the agreement will be a 5% premium over the Company's stock price at the date the warrants are issued.

NOTE 14
ASSET ACQUISITIONS AND DISPOSITIONS

  In the fourth quarter of 2000, the Company and its enhansiv subsidiary executed a transaction, whereby the Company transferred all of its shares of common stock of enhansiv, inc., a Colorado corporation ("enhansiv"), to enhansiv holdings, inc., a Delaware corporation ("EHI") in exchange for 100 shares of Series A Preferred Stock of EHI. enhansiv's holdings at the time of the transfer included a technology-oriented subsidiary of enhansiv (formerly known as Cygnus Computer Associates Ltd.) and two divisions (Intellisystems and the Freefire assets the Company acquired from Information Management Associates). As a part of the transaction, EHI sold 2,333,333 shares of common stock to a group of investors. These shares represent 100% of the existing common shares of EHI, which in turn owns 100% of the common shares of enhansiv. The Company's Preferred Stock is convertible into 1,000,000 shares of EHI common stock. In addition, the Company has an option to reacquire approximately 95% of the common stock of EHI. Prior to November 18, 2002 the option can be exercised only under certain circumstances. The Company has also agreed to make available to enhansiv a $7.0 million line of credit and $2.3 million per year to purchase enhansiv services over a four-year period commencing in 2001. The Company's investment in EHI is accounted for under the equity method and is included in other assets in the accompanying consolidated balance sheets. One of the investors in EHI is a related party to TeleTech. See Note 11 for additional information.

  The Company accounts for its investment in EHI under the equity method of accounting. Under the equity method, the investor records its pro rata share of earnings or loss of the investee. The Company has invested in the preferred stock of EHI. As a result, the Company has the option of either recording its pro forma share (on an as converted basis) of EHI's losses commencing from the date of investment or, waiting until the cumulative EHI losses exceed the value of all subordinate equity investments in EHI (common stock). The Company has elected to record EHI's losses cumulatively once the losses exceed the value of the subordinate equity. However, in the event that the Company has to begin recording the losses of EHI in its consolidated statements of operations, it would record 100 percent of such losses until the losses exceeded the value of its preferred investment ($18.0 million) plus any other amounts advanced under the line of credit. During 2000, the Company did not record any losses from EHI, subsequent to the sale of the common stock, in the accompanying consolidated statements of income.

  In March 2000, the Company and State Street Bank and Trust Company ("State Street") entered into a lease agreement whereby State Street acquired 12 acres of land in Arapahoe County, Colorado for the purpose of constructing a new corporate headquarters for the Company ("the planned headquarters building"). Subsequently, management of the Company decided it would likely terminate the lease agreement as it was determined that the planned headquarters building would be unable to accommodate the Company's anticipated growth. The Company has recorded a $9 million loss on the termination of the lease, which is included in the accompanying consolidated statements of income.

  In December 2000, the Company and State Street consummated a lease transaction for the Company's new corporate headquarters, whereby State Street acquired the property at 9197 South Peoria, Street, Englewood, Colorado (the "Property"). Simultaneously, State Street leased the property to TeleTech Services Corporation ("TSC"), a wholly owned subsidiary of the Company, and TSC subleased the Property to an affiliate of the seller, pursuant to a short-term sublease, prior to occupancy by the Company. The rent expense and corresponding sublease payments are reflected in the lease commitments.

  In July 2000, the Company sold a division of its Australian subsidiary, which provides services in the healthcare industry, for cash of approximately
$4.9 million. This sale resulted in a gain recognized in the third quarter of 2000 of approximately $4.0 million, which is included in other income in the accompanying consolidated statements of income. The operating results, assets and liabilities of this division were not material to the consolidated operating results, assets and liabilities of the Company.

  In September 2000, the Company closed its Pamet River subsidiary, which provided marketing solutions by leveraging Internet and database technologies. The Company closed the subsidiary because of weak operating performance and incompatibility with the Company's key strategic initiatives. It was more cost effective to close the operation than to seek a buyer. The disposal resulted in a $3.4 million loss, which is included as an operating expense in the accompanying consolidated statements of income.

  In December 2000, the Company identified three customer interaction centers in California, which were older and under-performing and decided to consolidate them into one new center. As a result, the Company accrued a $4.7 million loss on the closure of these sites consisting of future rent and occupancy costs and loss on the disposal of assets, which is included as an operating expense in the accompanying consolidated statements of income. No amounts have been paid through year-end.

NOTE 15
SUBSEQUENT EVENTS

  In March 2001, the Company agreed to acquire the planned headquarters building being constructed on its behalf in lieu of terminating the lease. The building will be acquired on March 31, 2001 if not sold before that date. The Company anticipates that the purchase price will be approximately $15 million. In addition, to complete construction of the building the Company will incur approximately $11 million in additional capital expenditures. The Company plans to sell the building upon completion. The estimated fair value of the building, less costs to sell, will approximate the Company's cost of the building less the $9 million accrued loss on termination of the lease.

NOTE 16
QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                              First      Second       Third      Fourth
(Amounts in thousands, except per share data)                Quarter     Quarter     Quarter     Quarter
Year ended December 31, 2000:
Revenues                                                    $192,326    $217,375    $231,806    $243,842
Income from operations                                        17,679      20,609      19,604      15,025
Net income                                                    11,246      21,635      32,382       8,543
Net income per common share:
Basic                                                       $   0.15    $   0.29    $   0.44    $   0.11
Diluted                                                     $   0.14    $   0.27    $   0.41    $   0.11

                                                              First      Second       Third      Fourth
                                                             Quarter     Quarter     Quarter     Quarter
Year ended December 31, 1999:
Revenues                                                    $131,579    $142,994    $148,862    $180,829
Income from operations                                         9,989      11,720      12,931      15,557
Net income                                                     6,301       7,557      12,943       9,979
Net income per common share:
Basic                                                       $   0.09    $   0.11    $   0.18    $   0.14
Diluted                                                     $   0.09    $   0.10    $   0.17    $   0.13