Form 10-Q
period 2001-03-31
TELETECH HOLDINGS INC
filed 2001-05-15
CIK 1013880

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D. C.  20549
                            -----------------------

[X]  QUARTERLY  REPORT  PURSUANT  TO   SECTION  13  OR  15 (d)  OF  THE
                      SECURITIES  EXCHANGE  ACT  OF  1934

                 For the quarterly period ended: March 31, 2001
                                                 --------------

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15 (d)  OF  THE
                      SECURITIES  EXCHANGE  ACT  OF  1934
             For the transition period from   __________to_________

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

          YES         X                NO  ________________
                -------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
             Class of Common Stock                    May 1, 2001
     Common Stock, par value $.01 per share            74,964,907

                   TELETECH  HOLDINGS, INC. AND SUBSIDIARIES

                                  FORM  10-Q

                                     INDEX
                                                                            PAGE
                                                                          NUMBER

PART I. FINANCIAL INFORMATION
-----------------------------

Item   1.  Financial  Statements  (Unaudited)

       Condensed consolidated balance sheets-- March 31, 2001 (unaudited)
        and  December 31, 2000                                                 3

       Condensed consolidated statements of income--Three months ended
        March 31, 2001 and 2000 (unaudited)                                    4

       Condensed consolidated statements of cash flows--Three months
        ended March 31, 2001 and 2000 (unaudited)                              5

       Notes to unaudited condensed consolidated financial statements--
        March 31, 2001                                                         6

Item   2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         10

Item   3.  Quantitative and Qualitative Disclosures about Market Risk         14

PART II. OTHER  INFORMATION
---------------------------

Item   1.  Legal Proceedings                                                  15

Item   5.  Recent Developments                                                15

Item   6.  Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                    17
----------

Item 1.
                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands except per share amounts)

                                                                                                 March 31,    December 31,
                                       ASSETS                                                       2001           2000
                                       ------                                                    --------       --------
                                                                                                (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                                                        $ 36,587       $ 58,797
 Investment in available-for-sale securities                                                         3,600         16,774
 Short-term investments                                                                              2,787          8,904
 Accounts receivable, net                                                                          177,109        193,351
 Prepaids and other assets                                                                          23,770         17,737
 Deferred tax asset                                                                                  6,720          5,858
                                                                                                  --------       --------
   Total current assets                                                                            250,573        301,421
                                                                                                  --------       --------

PROPERTY AND EQUIPMENT, net                                                                        185,597        178,760
                                                                                                  --------       --------
OTHER ASSETS:
 Long-term accounts receivable                                                                       3,749          3,749
 Goodwill, net                                                                                      41,286         41,311
 Contract acquisition cost, net                                                                     14,764         15,335
 Deferred tax asset                                                                                  1,862          1,862
 Other assets                                                                                       53,982         38,461
                                                                                                  --------       --------
   Total assets                                                                                   $551,813       $580,899
                                                                                                  ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------
CURRENT LIABILITIES:
 Current portion of long-term debt and capital leases                                             $ 12,808       $ 12,529
 Accounts payable                                                                                   15,394         19,740
 Accrued employee compensation and benefits                                                         36,129         41,177
 Accrued income taxes                                                                                2,087         21,946
 Accrued loss on closure of customer interaction center                                              4,663             --
 Other accrued expenses                                                                             23,625         29,885
 Customer advances, deposits and deferred income                                                    11,311          3,021
                                                                                                  --------       --------
   Total current liabilities                                                                       106,017        128,298
                                                                                                  --------       --------
LONG-TERM DEBT, net of current portion:
 Line of credit                                                                                     73,500         62,000
 Capital lease obligations                                                                           5,411          7,943
 Other long-term debt                                                                                4,648          4,963
 Other liabilities                                                                                   2,124          1,521
                                                                                                  --------       --------
   Total liabilities                                                                               191,700        204,725
                                                                                                  --------       --------
MINORITY INTEREST                                                                                   13,130         12,809
                                                                                                  --------       --------

STOCKHOLDERS' EQUITY:
 Stock purchase warrants                                                                             5,100          5,100
 Common stock; $.01 par value; 150,000,000 shares authorized; 74,921,351 and 74,683,858                749            747
  shares, respectively, issued and  outstanding
 Additional paid-in capital                                                                        201,650        200,268
 Accumulated other comprehensive income (loss)                                                      (9,293)         4,828
 Deferred compensation                                                                                (382)          (603)
 Notes receivable from stockholders                                                                   (283)          (283)
 Retained earnings                                                                                 149,442        153,308
                                                                                                  --------       --------
   Total stockholders' equity                                                                      346,983        363,365
                                                                                                  --------       --------
   Total liabilities and stockholders' equity                                                     $551,813       $580,899
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

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands except per share data)
                                  (Unaudited)

                                                                                     Three months ended
                                                                                          March 31,
                                                                               ------------------------------
                                                                                       2001            2000
                                                                                    ---------        --------
REVENUES                                                                            $ 237,880        $192,326
OPERATING EXPENSES:
  Costs of services                                                                   150,312         125,484
  Selling, general and administrative expenses                                         57,063          39,713
  Depreciation and amortization                                                        14,919           9,450
  Restructuring charges                                                                12,518              --
  Loss on closure of customer interaction center                                        7,733              --
                                                                                    ---------        --------
   Total operating expenses                                                           242,545         174,647
                                                                                    ---------        --------
INCOME (LOSS) FROM OPERATIONS                                                          (4,665)         17,679
                                                                                    ---------        --------


OTHER INCOME (EXPENSE):
 Interest expense                                                                      (2,411)           (950)
 Interest income                                                                        1,316             964
 Other                                                                                   (101)             16
                                                                                    ---------        --------
                                                                                       (1,196)             30
                                                                                    ---------        --------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST                                (5,861)         17,709
 Provision (benefit) for income taxes                                                  (2,316)          6,463
                                                                                    ---------        --------
INCOME (LOSS) BEFORE MINORITY INTEREST                                                 (3,545)         11,246
 Minority interest                                                                       (321)             --
                                                                                    ---------        --------
                                                                                     ($ 3,866)       $ 11,246
NET INCOME (LOSS)                                                                   =========        ========


WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                                               74,753          73,360
   Diluted                                                                             74,753          78,886

NET INCOME (LOSS) PER SHARE
   Basic                                                                               $(0.05)          $0.15
   Diluted                                                                             $(0.05)          $0.14

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                      ------------------------
                                                                                         2001           2000
                                                                                       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                       ($3,866)      $ 11,246
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization                                                          14,919          9,450
  Provision for bad debts                                                                   855            772
  Minority interest                                                                         321             --
  Deferred charges                                                                        1,218           (423)
  Tax benefit from exercise of stock options                                                272          4,506
  Loss on closure of customer interaction center                                          7,733             --
  Changes in assets and liabilities:
   Accounts receivable                                                                   15,387        (33,913)
   Prepaids and other assets                                                             (6,033)        (4,365)
   Accounts payable and accrued expenses                                                (32,380)         3,374
   Customer advances, deposits and deferred income                                        8,291         (2,927)
                                                                                       --------       --------
    Net cash provided by (used in) operating activities                                   6,717        (12,280)
                                                                                       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                                     (23,980)       (12,422)
 Investment in customer relationship management software company                             --         (7,989)
 Proceeds from minority interest in subsidiary                                               --          5,100
 Changes in other assets, accounts payable and accrued liabilities related              (16,442)          (462)
  to investing activities
 Decrease (increase) in short-term investments                                            6,117         (4,129)
                                                                                       --------       --------

    Net cash used in investing activities                                               (34,305)       (19,902)
                                                                                       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net decrease in bank overdraft                                                              --         (1,195)
 Net increase in lines of credit                                                         11,500         19,420
 Payments on long-term debt                                                                (991)          (648)
 Payments on capital lease obligations                                                   (1,578)        (2,204)
 Proceeds from long-term debt                                                                --            600
 Proceeds from issuance of stock                                                             --            144
 Proceeds from exercise of stock options                                                    944          5,522
                                                                                       --------       --------

    Net cash provided by financing activities                                             9,875         21,639
                                                                                       --------       --------
Effect of exchange rate changes on cash                                                  (4,497)        (1,202)
                                                                                       --------       --------
NET DECREASE  IN CASH AND CASH EQUIVALENTS                                              (22,210)       (11,745)
CASH AND CASH EQUIVALENTS, beginning of period                                           58,797         48,278
                                                                                       --------       --------
CASH AND CASH EQUIVALENTS, end of period                                               $ 36,587       $ 36,533
                                                                                       ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   TELETECH HOLDINGS, INC.  AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) which, in the opinion of management, are necessary to present fairly the financial position at March 31, 2001, and the results of operations and cash flows of TeleTech Holdings, Inc. and subsidiaries ("TeleTech" or the "Company") for the three months ended March 31, 2001 and 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

  During 2000, the Company entered into two business combinations accounted for under the pooling-of-interest method. Accordingly, the historical consolidated financial statements of the Company for all periods prior to the business combinations have been restated in the accompanying condensed consolidated financial statements.

     The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000. Certain 2000 amounts have been reclassified to conform to 2001 presentation.

(2)  SEGMENT INFORMATION AND CUSTOMER CONCENTRATIONS

     The Company classifies its business activities into four fundamental segments: domestic outsourcing, international outsourcing, database marketing and consulting and corporate activities. These segments are consistent with the Company's management of the business and generally reflect its internal financial reporting structure and operating focus. Domestic and international outsourcing provide comprehensive customer relationship management ("CRM") solutions. Database marketing and consulting provides outsourced database management, direct marketing and related customer retention services for the service departments of automobile dealerships and manufacturers. Included in corporate activities are general corporate expenses, operational management expenses not attributable to any other segment and technology services. Segment accounting policies are the same as those used in the consolidated financial statements. There are no significant transactions between the reported segments for the periods presented.

     In January 2001, the Company changed its internal reporting structure, which caused the composition of the reportable segments to change. The information for the three months ended March 31, 2000 has been restated to reflect this change.

                                                             Three months ended
                                                                  March 31,
                                                         ---------------------------
(in thousands)                                               2001               2000
                                                         --------           --------
Revenues:
Domestic outsourcing                                     $121,229           $114,100
International outsourcing                                  98,314             55,557
Database marketing and consulting                          18,326             19,821
Corporate activities                                           11              2,848
                                                         --------           --------
      Total                                              $237,880           $192,326
                                                         ========           ========

Operating Income (Loss):
Domestic outsourcing                                     $  7,445           $ 23,066


International outsourcing                                  19,457              7,988
Database marketing and consulting                           2,045                964
Corporate activities                                      (33,612)           (14,339)
                                                         --------           --------
      Total                                              $ (4,665)          $ 17,679
                                                         ========           ========

                                                            Balance as of
                                                 ------------------------------------
                                                        March 31,         December 31,
(in thousands)                                            2001                2000
                                                          ----                ----
Total Assets:
Domestic outsourcing                                     $154,566            $158,015
International outsourcing                                 216,303             206,406
Database marketing and consulting                          63,725              63,966
Corporate activities                                      117,219             152,512
                                                         --------            --------
      Total                                              $551,813            $580,899
                                                         ========            ========

      The following geographic data includes revenues based on the location the services are provided (in thousands).

                                                    Three months ended
                                                         March 31,
                                           ------------------------------------
                                                       2001              2000
                                                       ----              ----
Revenues:
United States                                        $139,358          $134,794
Australia                                              14,493            14,553
Canada                                                 37,782            12,951
Latin America                                          16,741            12,381
Europe                                                 28,493            17,647
Rest of world                                           1,013                --
                                                     --------          --------
      Total                                          $237,880          $192,326
                                                     ========          ========

(3) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES (in thousands):

                                                    Three months ended March 31,
                                                -----------------------------------
                                                            2001              2000
                                                           -----              ----
Cash paid for interest                                    $ 1,887            $  952
Cash paid for income taxes                                $11,928            $  425

Non-cash investing and financing activities:
 Issuance of stock purchase warrants in                   $    --            $5,100
  connection with formation of joint venture

(4)  COMPREHENSIVE INCOME (LOSS)

      The Company's comprehensive income (loss) for the three months ended March 31, 2001 and 2000 was as follows (in thousands):

                                                                 Three months ended March 31,
                                                                   2001                 2000
                                                                   ----                 ----
Net income (loss) for the period                                  ($3,866)             $11,246
Other comprehensive income (loss), net of tax:
 Foreign currency translation adjustment                           (4,339)                (913)
 Loss on hedging instruments                                       (1,351)                  --

 Unrealized holding losses arising during the period               (8,431)                  --
                                                                 --------              -------
Other comprehensive income (loss)                                 (14,121)                (913)
                                                                 --------              -------
Comprehensive income (loss)                                      ($17,987)             $10,333
                                                                 ========              =======

(5) INVESTMENT IN COMMON STOCK

     In December 1999 and January 2000, the Company invested a total of $10.5 million in a customer relationship management software company. In May 2000, this software company merged with E.piphany, Inc., a publicly traded customer relationship management company. As a result of the merger, the Company received 1,238,400 shares of E.piphany common stock. Prior to March 31, 2001, the Company sold approximately 909,100 shares of E.piphany. The remaining 329,100 shares of E.piphany, of which approximately 116,000 shares are held in escrow, have a cost basis of $2.2 million. At March 31, 2001, these shares are reflected in the accompanying balance sheet as investment in available-for-sale securities, at their fair market value of $3.6 million. The unrealized gain of $1.1 million is shown net of tax of $300,000, as a component of other comprehensive income included in stockholders' equity.

(6) EARNINGS (LOSS) PER SHARE

     Earnings per share are computed based upon the weighted average number of common shares and common share equivalents outstanding. Basic earnings per share are computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Diluted earnings per share reflect the potential dilution assuming the issuance of common shares for all potential dilutive common shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                                                               Three months ended March 31,
                                                                                   ----------------------------------------
                 (Amounts in thousands)                                                  2001                   2000
                                                                                   -----------------     ------------------
                 Shares used in basic per share calculation                                   74,753                 73,360
                 Effects of dilutive securities:
                  Warrants                                                                        --                     63
                  Stock options                                                                   --                  5,463
                                                                                   -----------------     ------------------
                 Shares used in diluted per share calculation                                 74,753                 78,886
                                                                                   =================     ==================

     At March 31, 2001, basic and dilutive weighted average shares are the same as the effect of including common stock equivalents would have been antidilutive. At March 31, 2000 options to purchase 258,000 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(7) DERIVATIVES

     On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in a derivative's fair value recorded in other comprehensive income. As of March 31, 2001, the Company had two derivative instruments designated as hedges. As of March 31, 2001, the Company has recorded a decrease in the fair value of approximately $1.4 million (net of tax effect of $864,000) in other comprehensive income. A corresponding entry of $2.2 million was recorded to recognize a derivative liability on the balance sheet.

(8) RESTRUCTURING CHARGES

     During the first quarter of 2001, as a part of an initiative to improve long-term profitability, the Company implemented certain cost cutting measures. In connection with these actions, the Company's Corporate segment recorded a $12.5 million pre-tax charge related to a reduction in force of approximately 300 employees. At March 31, 2001, $4.7 million of this amount is included in accrued expenses in the accompanying balance sheets. Additionally, the Company's Domestic outsourcing segment recorded a $7.7 million pre-tax charge associated with the closure of a customer interaction center located in Thornton, Colorado. The restructuring charges are as follows:

                                                                                            Accrued at
                                                           Charge            Payments     March 31, 2001
                                                           ------            --------     --------------
Severance                                                  $12,518            $7,831           $4,687
Lease termination                                            4,355                --            4,355
Loss on disposal of property and equipment                   3,070                --               --
Other                                                          308                --              308
                                                            -------           -------          ------
                                                            $20,251           $7,831           $9,350
                                                            =======           ======           ======


(9) ASSET ACQUISITIONS

     In March 2000, the Company and State Street Bank and Trust Company of Connecticut ("State Street") entered into a lease agreement whereby State Street acquired 12 acres of land in Arapahoe County, Colorado for the purpose of constructing a new corporate headquarters for the Company ("Planned Headquarters Building"). Subsequently, management of the Company decided to terminate the lease as it was determined that the Planned Headquarters Building would be unable to accommodate the Company's anticipated growth. The Company recognized an estimated loss of $9 million for the termination of the lease agreement. In March 2001, the Company acquired the Planned Headquarters Building being constructed on its behalf and will incur additional capital expenditures to complete construction of the building. The Company plans to sell the building upon completion. The Planned Headquarters Building is included in other assets at its estimated fair value, less cost to complete and sell, in the accompanying condensed consolidated balance sheets.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

INTRODUCTION

     Management's discussion and analysis of financial condition and results of operations in this Form 10-Q should be read in conjunction with the notes regarding Forward Looking Information and Overview included in the Company's Form 10-K for the year ended December 31, 2000. Specifically, the Company has experienced, and in the future could experience, quarterly variations in revenues and earnings as a result of a variety of factors, many of which are outside the Company's control, including: weakening of the global economy; the timing of new contracts; the timing of new product or service offerings or modifications in client strategies; the expiration or termination of existing contracts; the timing of increased expenses incurred to obtain and support new business; and the seasonal pattern of certain of the businesses serviced by the Company.

RESULTS OF OPERATIONS

Three months ended March 31, 2001 compared to three months ended March 31, 2000

Revenues. Revenues increased $45.6 million or 23.7% to $237.9 million for the three months ended March 31, 2001 from $192.3 million for the three months ended March 31, 2000. This increase resulted primarily from new client relationships and growth in international outsourcing operations. On a segment basis, revenues from domestic outsourcing increased $7.1 million or 6.2% to $121.2 million for the three months ended March 31, 2001 from $114.1 million for the three months ended March 31, 2000. This increase was primarily due to new client relationships. Revenues from international outsourcing increased $42.8 million or 76.8% to $98.3 million for the three months ended March 31, 2001 from $55.6 million for the three months ended March 31, 2000. The increase in international outsourced revenues primarily resulted from increases in the Company's Canadian operations due to the commencement of operations of Percepta, the Company's joint venture with Ford Motor Company, in the second quarter of 2000 and an increasing number of United States clients utilizing the Company's Canadian locations. These increases were offset by an approximate $4.3 million decline in revenues from database marketing and consulting and corporate activities.

Costs of Services. Costs of services, which are primarily variable with revenue, increased $24.8 million, or 19.8%, to $150.3 million for the three months ended March 31, 2001 from $125.5 million for the three months ended March 31, 2000. Costs of services as a percentage of revenues decreased from 65.2% for the three months ended March 31, 2000 to 63.2% for the three months ended March 31, 2001. The decrease in the costs of services as a percentage of revenues is primarily the result of operating efficiencies and a decrease in the percentage of revenues generated from customer interaction centers where the facility and the related equipment are owned by the client but the facility is staffed and managed by the Company. These centers have higher cost of services as a percent of revenues and lower selling, general and administrative expenses as a percent of revenues.

Selling, General and Administrative. Selling, general and administrative expenses increased $17.4 million, or 43.7% to $57.1 million for the three months ended March 31, 2001 from $39.7 million for the three months ended March 31, 2000 primarily resulting from the Company's increased number of client interaction centers. Selling, general and administrative expenses as a percentage of revenues increased from 20.6% for the three months ended March 31, 2000 to 24.0% for the three months ended March 31, 2001. This increase is primarily a result of an increase in the percentage of revenues generated from shared center client programs, which have higher selling, general and administrative expenses than centers that are dedicated to one client.

Depreciation and Amortization. Depreciation and amortization expense increased $5.5 million, or 57.9% to $14.9 million for the three months ended March 31, 2001 from $9.4 million for the three months ended March 31, 2000 primarily resulting from increases in property and equipment and intangible assets.

Income (Loss) from Operations. As a result of the foregoing factors, in combination with restructuring charges of $20.2 million, income from operations decreased $22.4 million or 126.2%, from $17.7 million for the three months ended March 31, 2000, to a loss from operations of $4.7 million for the three months ended March 31, 2001. Operating income (loss) as a percentage of revenues decreased from 9.2% for the three months ended March 31, 2000 to (2.0%) for the three months ended March 31, 2001. Income from operations, exclusive of non-recurring items decreased $2.1 million or 11.8% to $15.6 million for the three months ended March 31, 2001 from $17.7 million for the three months ended March 31, 2000. Income from operations as a percentage of revenues, exclusive of non-recurring items, decreased to 6.6% for the three months ended March 31, 2001.

Other Income (Expense). Other income decreased $1.2 million to an expense of $1.2 million for the three months ended March 31, 2001 compared to other income of $30,000 during the three months ended March 31, 2000. This decrease primarily resulted from interest expense increasing $1.5 million, due to increased borrowings on the Company's lines of credit from $18.0 million at March 31, 2000 to $73.5 million at March 31, 2001. The increase in interest expense was offset by interest income increasing $0.4 million.

Income Taxes. Taxes on income decreased $8.8 million to a tax benefit of $2.3 million for the three months ended March 31, 2001 from tax expense of $6.5 million for the three months ended March 31, 2000. This decrease was primarily due to the Company having an operating loss in 2001 compared to operating income in 2000. The Company's effective tax rate for the three months ended March 31, 2000 was 36.5% compared to 39.5% for the three months ended March 31, 2001. The lower effective tax rate for 2000 was a result of net operating loss carryforwards from the Company's acquired subsidiary, Newgen, which was accounted for under the pooling-of-interest method.

Net Income (Loss). As a result of the foregoing factors, net income decreased $15.1million or 134.4%, to a net loss of $3.9 million for the three months ended March 31, 2001 from $11.2 million for the three months ended March 31, 2000. Net income, exclusive of non-recurring items decreased $2.4 million or 22.2% to $8.4 million for the three months ended March 31, 2001 from $10.8 million (assuming Newgen had recorded a tax provision as discussed above) for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, the Company had cash and cash equivalents of $36.6 million, an investment available for sale of $3.6 million and short-term investments of $2.8 million. Cash provided by operating activities was $6.7 million for the three months ended March 31, 2001 as compared to cash used in operating activities of $12.3 million for the three months ended March 31, 2000. The increase in net operating cash flow of $19.0 million primarily resulted from a decrease in accounts receivable due to improvement in collections and an increase in deferred income, partially offset by a decrease in accounts payable and accrued expenses.

     Cash used in investing activities was $34.3 million for the three months ended March 31, 2001 as compared to $19.9 million for the three months ended March 31, 2000. For the three months ended March 31, 2001, the Company had capital expenditures of $24.0 million and spent $16.4 million in connection with the purchase and continued construction of the Planned Headquarters Building. These expenditures were primarily offset by a reduction of $6.1 million in short-term investments.

     Cash provided by financing activities was $9.9 million for the three months ended March 31, 2001 as compared to $21.6 million for the three months ended March 31, 2000. The cash provided by financing activities for 2001 primarily resulted from a $11.5 million increase in borrowings on the Company's lines of credit and $0.9 million from stock option exercises offset by pay downs of capital lease obligations and other long-term debt.

     The Company has an $87.5 million unsecured revolving line of credit with a syndicate of five banks. The Company also has the option to secure at any time up to $25.0 million of the line with existing cash investments. The Company has two interest rate options: an offshore rate option or a bank base rate option. The Company will pay interest at a spread of 50 to 150 basis points over the applicable offshore or bank base rate, depending upon the Company's leverage. Interest on the secured portion is based on the applicable rate plus 22.5 basis points. The Company had $73.5 million in borrowings under the line of credit at March 31, 2001. The Company is required to comply with certain minimum financial ratios under covenants in connection with the agreement described above.

     The Company currently expects total capital expenditures in 2001 to be approximately $75 million to $80 million, excluding the Planned Headquarters Building and Ford Motor Company's 45% funding share for Percepta, of which $24.0 million was expended in the first quarter. Anticipated 2001 capital expenditures are primarily for several new international customer interaction centers, completion of North American projects, which were started in 2000, corporate infrastructure and technology and Newgen. The Company purchased the Planned Headquarters Building for approximately $15 million and will incur additional capital expenditures to complete construction of building. Approximately $18.8 million was expended for the purchase and construction of the Planned Headquarters Building as of the end of the first quarter. Existing cash and cash equivalents and borrowings under the Company's lines of credit provided these funds during the first quarter.Given the build-out of the Planned Headquarters Building, a significant decline in the market value of the Company's E.piphany stock investment and the relatively low long-term interest rates, the Company will seek fixed-rate debt financing to replenish its cash reserves and reduce outstanding borrowings under the lines of credit. The Company will seek to raise $60 million to $75 million in a private placement of long-term debt. There can be no assurance that this financing will be obtained or if obtained, it will have terms acceptable to the Company. However, if not obtained, the Company believes that existing cash and cash equivalents on hand along with cash flows from operations and funds available under lines of credit will be sufficient to fund the Company's business activities for the foreseeable future.

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

FORWARD-LOOKING STATEMENTS

     All statements not based on historical fact are forward-looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, the following are important factors that could cause TeleTech's actual results to differ materially from those expressed or implied by such forward-looking statements: weakening of the global economy; TeleTech's ability to obtain financing; TeleTech's ability to manage rapid growth; rapidly changing technology; dependence on key personnel and labor force; difficulties of completing and integrating acquisitions and joint ventures; risk of business interruptions; risks associated with doing business internationally, including foreign currency risk; lower than anticipated customer interaction center capacity utilization; the loss or delay in implementation of a customer management program; TeleTech's ability to build-out facilities in a timely and economic manner; greater than anticipated competition from new entrants into the customer care market, causing increased price competition or loss of clients; the loss of one or more significant clients; higher than anticipated start-up costs associated with new business opportunities; TeleTech's ability to predict the potential volume or profitability of any future technology or consulting sales; certain agreements with clients may be canceled on relatively short notice without significant penalties; and TeleTech's ability to generate a specific level of revenue is dependent upon customer interest in and use of the Company's clients' products and services. Readers are encouraged to review TeleTech's 2000 Annual Report on Form 10-K, which describes other important factors that may impact TeleTech's business, results of operations and financial condition. However, these factors should not be construed as an exhaustive list. TeleTech cannot always predict which factors could cause actual results to differ materially from those in its forward-looking statements. In light of these risks and uncertainties the forward-looking statements might not occur. TeleTech assumes no obligation to update its forward-looking statements to reflect actual results or changes in factors affecting such forward-looking statements.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FOR THE THREE MONTHS ENDED MARCH 31, 2001

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in U.S. interest rates, foreign currency exchange rates as measured against the U.S. dollar and changes in the market value of its investment portfolio. These exposures are directly related to its normal operating and funding activities. As of March 31, 2001, the Company has entered into forward financial instruments to manage and reduce the impact of changes in foreign currency rates with a major financial institution. The Company has also entered into an interest rate swap agreement to manage interest rate risk.

Interest Rate Risk

     The interest on the Company's line of credit and its Canadian subsidiary's operating loan is variable based on the bank's base rate or offshore rate, and therefore, affected by changes in market interest rates. At March 31, 2001, there was approximately $73.5 million outstanding on the line of credit and approximately $35,000 in borrowings outstanding on the operating loan. At March 31, 2001, the Company has an outstanding variable-to-fixed interest rate swap agreement, as amended, with a fixed rate of 6.12%, and a floating rate of LIBOR and a notional amount of $38.2 million. The swap agreement dated December 12, 2000 has a six-year term. If interest rates were to increase 10% from quarter-end levels, the Company would have incurred $240,000 in additional interest expense for the quarter, net of the effect of the swap agreement.

Foreign Currency Risk

     The Company has wholly owned subsidiaries in Argentina, Australia, Brazil, Canada, China, Mexico, New Zealand, Singapore, Spain and the United Kingdom. Revenues and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in the exchange rate may positively or negatively affect the Company's revenues and net income attributed to these subsidiaries. For the three months ended March 31, 2001, revenues from non-U.S. countries represented 41.4% of consolidated revenues.

     The Company's Spanish subsidiary has factoring lines of credit under which it may borrow up to ESP 1,600 million. At March 31, 2001, there was $8.3 million outstanding under these factoring lines. If the U.S. dollar/Spanish Peseta exchange rate was to increase 10% from period-end levels, the obligation would increase by $826,000.

     The Company's Canadian subsidiary receives payment in U.S. dollars for certain of its large customer contracts. As all of its expenditures are in Canadian dollars, the Company must acquire Canadian currency on a monthly basis. Accordingly, the Company has contracted with a commercial bank at no material cost, to acquire a total of $27.0 million Canadian dollars from April 2001 to August 2001 at a fixed price in U.S. dollars of $17.9 million. There is no material difference between the fixed exchange ratio and the current exchange U.S./Canadian dollar ratio. If the U.S./Canadian dollar exchange rate was to increase 10% from period-end levels, the Company would have incurred a loss of $986,000.

Fair value of debt and equity securities

     The Company's investments in debt and equity securities are short-term. The Company's investment in available for sale securities are subject to fluctuations in fair value. If interest rates and equity prices were to decrease 10% from period-end levels, the fair value of the Company's debt and equity securities would have decreased $639,000.

PART II.  OTHER  INFORMATION

Item 1.  Legal Proceedings

         From time to time, the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations or financial condition.

Item 5.  Recent Developments

         In March 2001, the Company purchased the Planned Headquarters Building for approximately $15 million and will incur additional capital expenditures to complete construction of building. The Company plans to sell the building upon completion.

         During the quarter, the Company implemented cost cutting measures to improve long-term profitability. These included a reduction in force of approximately 300 employees and the shutdown of an underutilized customer interaction center. As a result, the Company recorded non-recurring pre-tax charges of $20.3 million.



Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits filed through the filing of this Form 10-Q

             3.1 Restated Certificate of Incorporation of TeleTech[1] {Exhibit 3.1}

             3.2    Amended and Restated Bylaws of TeleTech[1] {Exhibit 3.2}

             10.48 Employment Agreement dated February 8, 2001 between Margo O'Dell and TeleTech [2] {Exhibit 10.48}

             10.49 Stock Option Agreement dated February 8, 2001 between Margot O'Dell and TeleTech [2] {Exhibit 10.49}

             10.50 Stock Option Agreement dated March 21, 2001 between Margot O'Dell and TeleTech [2] {Exhibit 10.50}

             10.54 Letter Agreement dated January 11, 2001 between Chris Batson and TeleTech [2] {Exhibit 10.54}

             10.55 Stock Option Agreement dated January 29, 2001 between Chris Batson and TeleTech [2] {Exhibit 10.55}

             10.56 Letter Agreement dated January 26, 2001 between Jeffrey Sperber and TeleTech [2] {Exhibit 10.56}

             10.57 Stock Option Agreement dated March 5, 2001 between Jeffrey Sperber and TeleTech [2] {Exhibit 10.57}

            10.58 Separation Agreement and Mutual General Release dated March 13, 2001 between Scott Thompson and TeleTech [2] {Exhibit 10.58}

            10.59 Separation Agreement and Mutual General Release dated March 12, 2001 between Larry Kessler and TeleTech [2] {Exhibit 10.59}

            10.60 Promissory Note dated January 15, 2001 by Scott Thompson for the benefit of TeleTech [2] {Exhibit 10.60}

            10.61 Loan and Security Agreement dated January 15, 2001 between Scott Thompson and TeleTech [2] {Exhibit 10.61}

       (b)  Reports on Form 8-K

       Teletech filed the following reports on Form 8-K during the first quarter of 2001and through the filing of this Form 10-Q:

                 (i) Report dated December 20, 2000 providing notification of a press release entitled "TeleTech's closes acquisition of Newgen Results Corporation" and disclosing a lease transaction and incorporating certain financial statements and pro forma information by reference.

                 (ii) Report dated December 20, 2000 attaching Selected
                      Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operation and Supplemental Consolidated Financial Statements, which give effect to the Company's business combination with Newgen Results Corporation, which was accounted for as a pooling-of-interests.

--------------------------------------------------------------------------------
   *   Filed Herewith

  [ ] Such exhibit previously filed with the Securities and Exchange Commission as exhibits to the filings indicated below, under the exhibit number indicated in brackets { }, and is incorporated by reference.

  [1] TeleTech's Registration Statement on Form S-1, as amended (Registration Statement No. 333-04097).
  [2]  TeleTech's Annual Report on Form 10-K for the year ended December 31,
       2000

1. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           TELETECH HOLDINGS, INC.
                                           -----------------------
                                                (Registrant)



  Date: May 14, 2001        By: /s/ KENNETH D. TUCHMAN
       -------------        ----------------------------------------------------
                            Kenneth D. Tuchman
                            Chairman and Chief Executive Officer


  Date: May 14, 2001        By: /s/ MARGOT O'DELL
       -------------        ----------------------------------------------------
                            Margot O'Dell
                            Chief Financial Officer and Executive Vice President
                            of Administration