Form 10-Q
period 2001-06-30
TELETECH HOLDINGS INC
filed 2001-08-14
CIK 1013880

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                              --------------------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2001
                                                 -------------

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from____ to____

                        Commission file number 0-21055

                            TELETECH HOLDINGS, INC.
                            ----------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                                84-1291044
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification  No.)

9197 South Peoria Street
Englewood, Colorado                                                80112
(Address of principal                                            (Zip Code)
  executive office)

                                (303) 397-8100
             (Registrant's telephone number, including area code)

                        1700 Lincoln Street, suite 1400
                            Denver, Colorado 80203
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                  YES    X                                     NO _______
                      --------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at
                  Class of Common Stock                       August 13, 2001
         Common Stock, par value $.01 per share                 76,339,657

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

                                                                                                        Page
PART  I.    FINANCIAL  INFORMATION                                                                     Number
----------------------------------
Item 1.   Financial  Statements  (Unaudited)

          Condensed consolidated balance sheets-- June 30, 2001(unaudited) and December 31, 2000             3

          Condensed consolidated statements of operations--Six months and three months ended
          June 30, 2001 and 2000 (unaudited)                                                                 4

          Condensed consolidated statements of cash flows--Six months ended June 30, 2001 and
          2000 (unaudited)                                                                                   5

          Notes to unaudited condensed consolidated financial statements--June 30, 2001                      6


Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations             12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                        17


PART  II .   OTHER  INFORMATION
-------------------------------

Item 1.   Legal Proceedings                                                                                 18

Item 4.   Submission of Matters to a Vote of  Security Holders                                              18

Item 5.   Recent Developments                                                                               18

Item 6.   Exhibits and Reports on Form 8-K                                                                  19

          SIGNATURES                                                                                        20

Item 1.

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands except share amounts)

                                       ASSETS                                        June 30,      December 31,
                                       ------                                          2001            2000
                                                                                  --------------  --------------
                                                                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                           $  39,850       $  58,797
  Investment in available-for-sale securities                                             3,168          16,774
  Short-term investments                                                                  4,336           8,904
  Accounts receivable, net                                                              177,827         193,351
  Prepaids and other assets                                                              23,567          17,737
  Deferred tax asset                                                                      9,018           5,858
                                                                                  --------------  --------------
      Total current assets                                                              257,766         301,421
                                                                                  --------------  --------------

PROPERTY AND EQUIPMENT, net                                                             189,041         178,760
                                                                                  --------------  --------------
OTHER ASSETS:
  Long-term accounts receivable                                                           3,700           3,749
  Goodwill, net                                                                          44,414          41,311
  Contract acquisition cost, net                                                         14,099          15,335
  Deferred tax asset                                                                      8,379           1,862
  Other assets                                                                           40,103          38,461
                                                                                  --------------  --------------
      Total assets                                                                    $ 557,502       $ 580,899
                                                                                  ==============  ==============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt                                                   $  13,479       $  12,529
  Accounts payable                                                                        7,982          19,740
  Accrued employee compensation and benefits                                             39,184          41,177
  Accrued income taxes                                                                    2,495          21,946
  Accrued loss on closure of customer interaction center                                  4,366              --
  Other accrued expenses                                                                 36,722          29,885
  Customer advances, deposits and deferred income                                        10,885           3,021
                                                                                  --------------  --------------
      Total current liabilities                                                         115,113         128,298
                                                                                  --------------  --------------
LONG-TERM DEBT, net of current portion:
  Line of credit                                                                         73,500          62,000
  Capital lease obligations                                                               6,673           7,943
  Other long-term debt                                                                    4,512           4,963
  Other liabilities                                                                       1,875           1,521
                                                                                  --------------  --------------
      Total liabilities                                                                 201,673         204,725
                                                                                  --------------  --------------
MINORITY INTEREST                                                                        13,660          12,809
                                                                                  --------------  --------------

STOCKHOLDERS' EQUITY:
  Stock purchase warrants                                                                 5,100           5,100
  Common stock; $.01 par value; 150,000,000 shares authorized; 76,304,879 and
     74,683,858 shares, respectively, issued and outstanding                                763             747
  Additional paid-in capital                                                            205,664         200,268
  Accumulated other comprehensive income (loss)                                         (10,985)          4,828
  Deferred compensation                                                                    (164)           (603)
  Notes receivable from stockholders                                                       (283)           (283)
  Retained earnings                                                                     142,074         153,308
                                                                                  --------------  --------------
      Total stockholders' equity                                                        342,169         363,365
                                                                                  --------------  --------------
      Total liabilities and stockholders' equity                                      $ 557,502       $ 580,899
                                                                                  ==============  ==============

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Amounts in thousands except per share data)
                                  (Unaudited)

                                                                        Three months ended            Six months ended
                                                                             June 30,                     June 30,
                                                                      ------------------------    ------------------------
                                                                         2001          2000          2001          2000
                                                                      ----------    ----------    ----------    ----------
REVENUES                                                               $ 225,211    $  217,375    $  463,091    $  409,701
                                                                      ----------    ----------    ----------    ----------
OPERATING EXPENSES:
   Costs of services                                                     145,832       142,241       296,144       267,725
   Selling, general and administrative expenses                           49,586        42,920       106,649        82,633
   Depreciation and amortization                                          14,469        11,605        29,388        21,055
   Restructuring charges                                                      --            --        12,518            --
   Loss on closure of customer interaction center                             --            --         7,733            --
   Loss on real estate held for sale                                       7,000            --         7,000            --
                                                                      ----------    ----------    ----------    ----------
      Total operating expenses                                           216,887       196,766       459,432       371,413
                                                                      ----------    ----------    ----------    ----------

INCOME FROM OPERATIONS                                                     8,324        20,609         3,659        38,288
                                                                      ----------    ----------    ----------    ----------

OTHER INCOME (EXPENSE):
   Interest, net                                                          (1,024)          621        (2,119)          636
   Other than temporary decline in value of equity investment            (16,500)           --       (16,500)           --
   Share of losses on equity investment                                     (651)           --          (651)           --
   Gain on sale of securities                                                147        12,762           147        12,762
   Other                                                                  (1,143)         (676)       (1,244)         (660)
                                                                      ----------    ----------    ----------    ----------
                                                                         (19,171)       12,707       (20,367)       12,738
                                                                      ----------    ----------    ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST                  (10,847)       33,316       (16,708)       51,026
  Provision (benefit) for income taxes                                    (4,009)       11,282        (6,325)       17,746
                                                                      ----------    ----------    ----------    ----------
INCOME (LOSS) BEFORE MINORITY INTEREST                                    (6,838)       22,034       (10,383)       33,280
  Minority interest                                                         (530)         (399)         (851)         (399)
                                                                      ----------    ----------    ----------    ----------
NET INCOME (LOSS)                                                        ($7,368)   $   21,635      ($11,234)   $   32,881
                                                                      ==========    ==========    ==========    ==========


WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                                  75,522        73,985        75,138        73,672
   Diluted                                                                75,522        79,063        75,138        79,209

NET INCOME (LOSS) PER SHARE
   Basic                                                               $   (0.10)   $     0.29    $    (0.15)   $     0.45
   Diluted                                                             $   (0.10)   $     0.27    $    (0.15)   $     0.42

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                         Six months ended
                                                                                             June 30,
                                                                                    ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                   2001            2000
                                                                                    ------------    ------------
   Net income (loss)                                                                    ($11,234)     $   32,881
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                         29,388          21,055
    Minority interest                                                                        851             399
    Allowance for doubtful accounts                                                        1,728             901
    Gain on sale of securities                                                              (147)        (12,762)
    Loss on closure of customer interaction center                                         7,733              --
    Loss on real estate held for sale                                                      7,000              --
    Loss on impairment of equity investment                                               16,500              --
    Share of losses on equity investment                                                     651              --
    Net loss on asset dispositions                                                            --             459
    Deferred charges                                                                      (8,362)           (281)
    Tax benefit from stock option exercises                                                1,732           6,468
    Changes in assets and liabilities:
      Accounts receivable                                                                 10,292         (59,830)
      Prepaids and other assets                                                           (5,830)         (4,537)
      Accounts payable and accrued expenses                                              (22,208)         17,306
      Customer advances, deposits and deferred income                                      7,866           2,358
                                                                                       ---------      ----------
        Net cash provided by operating activities                                         35,960           4,417
                                                                                       ---------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                    (39,151)        (49,936)
   Proceeds from sale of property and equipment                                               --              23
   Contract acquisition costs                                                                 --          (1,356)
   Investment in customer relationship management software company                            --          (7,989)
   Proceeds from minority interest in subsidiary                                              --           5,100
   Proceeds from sale of available-for-sale securities                                       801          14,722
   Investment in real estate held for sale                                               (20,425)             --
   Changes in accounts payable, accrued liabilities and other assets
      related to investing activities                                                    (10,795)         (3,079)
   Net decrease in short-term investments                                                  4,567          10,132
                                                                                       ---------      ----------
        Net cash used in investing activities                                            (65,003)        (32,383)
                                                                                       ---------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in bank overdraft                                                             --            (393)
   Net increase in lines of credit                                                        11,089          25,000
   Proceeds from long-term debt                                                               --           6,611
   Payments on long-term debt                                                               (510)         (1,606)
   Payments on capital lease obligation                                                   (1,260)         (2,892)
   Distributions to shareholders                                                              --          (1,184)
   Proceeds from issuance of common stock                                                     --             144
   Proceeds from exercise of stock options and warrants                                    4,028           7,129
                                                                                       ---------      ----------
        Net cash provided by financing activities                                         13,347          32,809
                                                                                       ---------      ----------
Effect of exchange rate changes on cash                                                   (3,251)         (1,528)
NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                    (18,947)          3,315
CASH AND CASH EQUIVALENTS, beginning of period                                            58,797          48,278
                                                                                       ---------      ----------
CASH AND CASH EQUIVALENTS, end of period                                               $  39,850      $   51,593
                                                                                       =========      ==========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                   TELETECH HOLDINGS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) which, in the opinion of management, are necessary to present fairly the financial position at June 30, 2001, results of operations and cash flows of TeleTech Holdings, Inc. and subsidiaries ("TeleTech" or the "Company") for the six months ended June 30, 2001 and 2000. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         During 2000, the Company completed two business combinations accounted for under the pooling-of-interest method. Accordingly, the historical consolidated financial statements of the Company for all periods prior to the business combinations have been restated in the accompanying condensed consolidated financial statements.

         The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000. Certain 2000 amounts have been reclassified to conform to 2001 presentation.

(2)  EFFECTS OF RECENTLY ISSUES ACCOUNTING PRONOUNCEMENT

         Effective June 30, 2001, the Financial Accounting Standards Board issued Statements on Financial Accounting Standards ("SFAS") Nos. 141 "Business Combinations" and 142 "Goodwill and Other Intangible Assets". SFAS No. 141 is effective for acquisitions occurring after June 30, 2001 and provides guidance on accounting for business combinations including allowing use of the purchase method of accounting as the only acceptable method to account for business combinations. SFAS No. 142 provides guidance on the accounting for goodwill and other intangibles specifically relating to identifying and allocating purchase price to specific identifiable intangible assets. Additionally, SFAS No. 142 provides guidance for the amortization of identifiable intangible assets and states that goodwill shall not be amortized, but rather tested for impairment, at least annually, using a fair value approach. SFAS No. 142 is required to be adopted in the first quarter of the fiscal year beginning after December 15, 2001. Management has not yet determined the effect SFAS No. 142 will have on its financial position or the amount of the cumulative effects of adoption of this accounting principle to be recorded from adopting SFAS No. 142, if any.

(3)  SEGMENT INFORMATION AND CUSTOMER CONCENTRATIONS

         The Company classifies its business activities into four fundamental segments: domestic outsourcing, international outsourcing, database marketing and consulting, and corporate activities. These segments are consistent with the Company's management of the business and generally reflect its internal financial reporting structure and operating focus. Domestic and international outsourcing provide comprehensive customer relationship management ("CRM") solutions. Database marketing and consulting provides outsourced database management, direct marketing and related customer retention services for the service departments of automobile dealerships and manufacturers. Included in corporate activities are general corporate expenses, operational management expenses not attributable to any other segment and technology services. Segment accounting policies are the same as those used in the consolidated financial statements. There are no significant transactions between the reported segments for the periods presented.

         In January 2001, the Company changed its internal reporting structure, which caused the composition of the reportable segments to change. The information for the three and six months ended June 30, 2000 has been restated to reflect this change.

                                                  Three months ended
                                                       June 30,
                                              ----------------------------
     (in thousands)                               2001            2000
                                              ------------    ------------


                                                         ------------------
     Revenues:
     Domestic outsourcing                                        $ 117,314              $120,631
     International outsourcing                                      91,198                73,386
     Database marketing and consulting                              17,127                20,026
     Corporate activities                                             (428)                3,332
                                                         -----------------     -----------------
           Total                                                 $ 225,211              $217,375
                                                         =================     =================

     Operating Income (Loss):
     Domestic outsourcing                                        $  17,923              $ 24,191
     International outsourcing                                      12,993                 9,029
     Database marketing and consulting                               2,036                 2,498
     Corporate Activities                                          (24,628)              (15,109)
                                                         -----------------     -----------------
           Total                                                 $   8,324              $ 20,609
                                                         =================     =================
                                                                   Six months ended
                                                                        June 30,
                                                         ---------------------------------------
     (in thousands)                                            2001                  2000
                                                         -----------------     -----------------
     Revenues:
     Domestic outsourcing                                        $ 238,543              $234,731
     International outsourcing                                     189,512               128,943
     Database marketing and consulting                              35,453                39,847
     Corporate activities                                             (417)                6,180
                                                         -----------------     -----------------
           Total                                                 $ 463,091              $409,701
                                                         =================     =================

     Operating Income (Loss):
     Domestic outsourcing                                        $  25,368              $ 47,257
     International outsourcing                                      32,450                17,017
     Database marketing and consulting                               4,081                 3,462
     Corporate activities                                          (58,240)              (29,448)
                                                         -----------------     -----------------
           Total                                                 $   3,659              $ 38,288
                                                         =================     =================
                                                                    Balance as of
                                                         ---------------------------------------
                                                              June 30,           December 31,
     (in thousands)                                             2001                   2000
                                                         -----------------     -----------------
     Assets:
     Domestic outsourcing                                        $ 160,142              $158,032
     International outsourcing                                     217,680               206,406
     Database marketing and consulting                              62,137                63,966
     Corporate activities                                          117,543               152,495
                                                         -----------------     -----------------
           Total                                                 $ 557,502              $580,899
                                                         =================     =================

     Goodwill:
     Domestic outsourcing goodwill, net                          $  11,667              $ 11,887
     International outsourcing goodwill, net                        18,420                14,180
     Database marketing and consulting goodwill, net                14,327                15,244
                                                         -----------------     -----------------
           Total                                                 $  44,414              $ 41,311
                                                         =================     =================

         The following data includes revenues based on the geographic location the services are provided (in thousands).

                                                                   Three months ended
                                                                       June 30,
                                                        ---------------------------------------
                                                               2001                 2000
                                                        ------------------    -----------------
     Revenues:
     United States                                               $133,837             $141,812

     Canada                                      34,923               23,927
     Europe                                      20,677               19,981
     Australia                                   16,729               17,023
     Latin America                               17,780               14,632
     Rest of world                                1,265                   --
                                      ------------------    -----------------
           Total                               $225,211             $217,375
                                      ==================    =================

                                                Six months ended
                                                     June 30,
                                      ---------------------------------------
                                             2001                 2000
                                      ------------------    -----------------
     Revenues:
     United States                             $273,195             $276,606
     Canada                                      72,705               36,878
     Europe                                      49,170               37,629
     Australia                                   31,222               31,575
     Latin America                               34,521               27,013
     Rest of world                                2,278                   --
                                      ------------------    -----------------
           Total                               $463,091             $409,701
                                      ==================    =================

(4) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

                                                                 Six months ended June 30,
                                                              --------------------------------
     (in thousands)                                                2001              2000
                                                              ---------------    -------------
     Cash paid for interest                                          $ 3,270           $1,402
     Cash paid for income taxes                                      $17,190           $4,432

     Non-cash investing and financing activities:
       Issuance of stock purchase warrants in connection
       with formation of joint venture                               $    --           $5,100

(5)  COMPREHENSIVE INCOME

         The Company's comprehensive income for the three months and six months period ended June 30, 2001 and 2000 was as follows (in thousands):

                                                                        Three Months Ended June 30,
                                                                      -------------------------------
                                                                           2001              2000
                                                                      --------------    -------------
     Net income (loss) for the period                                      ($7,368)         $ 21,635
     Other comprehensive income (loss), net of tax:
       Foreign currency translation adjustment                              (3,014)           (1,021)
       Gain on hedging instruments, net of reclassification
          adjustment                                                         1,180                --
       Unrealized holding gains on securities arising during the
          period, net of reclassification adjustment                           142            40,304
                                                                      --------------    -------------
     Other comprehensive income (loss)                                      (1,692)           39,283
                                                                      --------------    -------------
     Comprehensive income (loss)                                           ($9,060)         $ 60,918
                                                                      ==============    =============

                                                                         Six Months Ended June 30,
                                                                      -------------------------------
                                                                           2001              2000
                                                                      --------------    -------------
     Net income (loss) for the period                                     ($11,234)          $32,881
     Other comprehensive income (loss), net of tax:
       Foreign currency translation adjustment                              (7,353)           (1,934)

       Unrealized holding gains (losses) on securities arising
          during the period, net of reclassification adjustment             (8,289)           40,302
       Other                                                                  (171)               --
                                                                      --------------    -------------
     Other comprehensive income (loss)                                     (15,813)           38,368
                                                                      --------------    -------------
     Comprehensive income (loss)                                          ($27,047)          $71,249
                                                                      ==============    =============

(6)  INVESTMENT IN COMMON STOCK

         In December 1999 and January 2000, the Company invested a total of $10.5 million in a customer relationship management software company. In May 2000, this software company merged with E.piphany, Inc., a publicly traded customer relationship management company. As a result of the merger, the Company received 1,238,400 shares of E.piphany common stock. During the six months ended June 30, 2001 the Company sold 50,000 shares of E.piphany for total proceeds of $801,500, which resulted in a realized gain of $147,700. During the six months ended June 30, 2000 the Company sold 228,300 shares of E.piphany for total proceeds of $14.7 million, which resulted in a realized gain of $12.8 million. Through June 30, 2001, the Company has sold a total of 920,300 shares of E.piphany. The remaining 318,100 shares of E.piphany have a cost basis of $2.2 million. At June 30, 2001, these shares are reflected in the accompanying balance sheet as investment in available-for-sale securities, at their fair market value of $3.2 million. The unrealized gain of $1.0 million is shown net of tax of $360,000, as a component of other comprehensive income included in stockholders' equity.

(7)  EARNINGS (LOSS) PER SHARE

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

                                               Six months ended June 30,        Three months ended June 30,
                                             -----------------------------    ------------------------------
(in thousands)                                    2001            2000             2001             2000
                                             --------------   ------------    -------------    -------------
Shares used in basic per share calculation          75,138         73,672           75,522           73,985
Effects of dilutive securities:
  Warrants                                              --            525               --              519
  Stock options                                         --          5,012               --            4,559
                                             --------------   ------------    -------------    -------------
Shares used in diluted per share
calculation                                         75,138         79,209           75,522           79,063
                                             ==============   ============    =============    =============

         For the six months and the three months ended June 30, 2001, 11,119,200 options to purchase shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive. For the six months and three months ended June 30, 2000, 391,200 and 401,200 options to purchase shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(8)  DERIVATIVES

         On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in a derivative's fair value recorded in other comprehensive income. SFAS 133 requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivatives gains and losses to offset the related results on the hedged item in the income statement, and requires that a Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. At June 30, 2001, the Company recorded a derivative liability of $674,700 included in other accrued expenses in the accompanying condensed consolidated balance sheets and a corresponding entry of approximately $411,600 (net of tax effect of $263,100) included in other comprehensive income in the accompanying condensed consolidated balance sheets.

(9)  RESTRUCTURING CHARGES

         During the first quarter of 2001, the Company implemented certain cost cutting measures. In connection with these actions, the Company's corporate segment recorded a $12.5 million pre-tax charge for severance and other termination benefits related to a reduction in force of approximately 300 employees. At June 30, 2001, $1.3 million of this amount is included in accrued expenses in the accompanying balance sheets. Additionally, the Company's domestic outsourcing segment recorded a $7.7 million pre-tax charge associated with the closure of a customer interaction center located in Thornton, Colorado. These restructuring charges are included in operating expenses as a separate line item in the accompanying condensed consolidated statements of operations. At June 30, 2001, $4.4 million of this amount is included in current liabilities as a separate line item in the accompanying condensed consolidated balance sheets.

(10) ASSET ACQUISITIONS

         In March 2000, the Company and State Street Bank and Trust Company of Connecticut ("State Street") entered into a lease agreement whereby State Street acquired 12 acres of land in Arapahoe County, Colorado for the purpose of constructing a new corporate headquarters for the Company ("Planned Headquarters Building"). Subsequently, management of the Company decided to terminate the lease as it was determined that the Planned Headquarters Building would be unable to accommodate the Company's anticipated growth. The Company recognized an estimated loss of $9.0 million in 2000 for the termination of the lease agreement.

         In March 2001, the Company acquired the Planned Headquarters Building being constructed on its behalf and will incur additional capital expenditures to complete construction of the building. The construction of the Planned Headquarters Building is expected to be completed during the third quarter of 2001 and the Company plans to sell the building upon completion.

         During the second quarter of 2001, after receiving various offers for the Planned Headquarters Building that were less than the estimated completed cost, the Company determined that the fair value of the building, less the cost to complete and sell, exceeded the carrying amount by $7.0 million. The Planned Headquarters Building is included in the Company's corporate segment in other assets at its estimated fair value, less cost to complete and sell, in the accompanying condensed consolidated balance sheets.

(11) EQUITY INVESTMENT

         In the fourth quarter of 2000, the Company and its enhansiv subsidiary executed a transaction, whereby the Company transferred all of its shares of common stock of enhansiv, inc., a Colorado corporation ("enhansiv"), to enhansiv holdings, inc., a Delaware corporation ("EHI") in exchange for 100 shares of Series A Convertible Preferred Stock of EHI. As a part of the transaction, EHI sold 2,333,333 shares of common stock to a group of investors. These shares represent 100% of the existing common shares of EHI, which in turn owns 100% of the common shares of enhansiv. The Company's Preferred Stock is convertible into 1,000,000 shares of EHI common stock. In addition, the Company has an option to reacquire approximately 95% of the common stock of EHI. The Company also agreed to make available to EHI a convertible $7.0 million line of credit which was fully drawn at June 30, 2001. In June 2001, the Company agreed to fund an additional $5.0 million for certain development activities in exchange for a licensing agreement and the right to convert this additional investment into EHI's common stock.

         The Company records all of EHI's losses in excess of the value of all subordinate equity investments in EHI (common stock). During the second quarter of 2001, the Company recorded a loss of $651,000 from EHI. The loss is included as a separate line item in other income (expense) in the accompanying condensed consolidated statements of operations.

       During the second quarter of 2001, after EHI was unsuccessful in raising additional outside capital, the Company concluded that it's investment in EHI exceeded its fair value and such decline was other than temporary. As a result, the Company recorded a $16.5 million charge to adjust the investment's carrying value down to its estimated fair value. The investment in EHI is included in other assets in the accompanying condensed consolidated balance sheets.

(12)   SUBSEQUENT EVENTS

       Subsequent to June 30, 2001, the Company implemented certain cost cutting measures. In connection with these actions, the Company's corporate segment will record between $6.0 to $7.0 million pre-tax charge to operating expenses for severance and other termination benefits related to a reduction in force of approximately 200 employees.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FOR THE PERIOD ENDED JUNE 30, 2001 AND 2000

INTRODUCTION

         Management's discussion and analysis of financial condition and results of operations in this Form 10-Q should be read in conjunction with the note regarding Forward Looking Information included in the Company's Form 10-K for the year ended December 31, 2000. Specifically, the Company has experienced, and in the future could experience, quarterly variations in revenues and earnings as a result of a variety of factors, many of which are outside the Company's control, including: the weakening of the global economy; the timing of new contracts; the timing of new product or service offerings or modifications in client strategies; the expiration or termination of existing contracts; the timing of increased expenses incurred to obtain and support new business; and the seasonal pattern of certain of the businesses serviced by the Company.

RESULTS OF OPERATIONS

Three Month Period ended June 30, 2001 Compared to June 30, 2000

Revenues. Revenues increased $7.8 million or 3.6% to $225.2 million for the three months ended June 30, 2001 from $217.4 million for the three months ended June 30, 2000. This increase resulted primarily from growth in international outsourcing operations and growth in the Company's joint venture with Ford Motor Company ("Percepta"). On a segment basis, revenues from international outsourcing increased $17.8 million or 24.3% to $91.2 million for the three months ended June 30, 2001 from $73.4 million for the three months ended June 30, 2000. The increase in international outsourced revenues primarily resulted from increases in the Company's Canadian operations. Revenues from domestic outsourcing decreased $3.3 million or 2.7% to $117.3 million for the three months ended June 30, 2001 from $120.6 for the three months ended June 30, 2000. This decrease primarily resulted from a decrease in certain existing client programs due to a weakening domestic economy. Database marketing and consulting revenues decreased by $2.9 million or 14.5% for the three months ended June 30, 2001 primarily due to a reduction in existing customers and a discontinuation of certain consulting services.

Costs of Services. Costs of services, which are primarily variable with revenue, increased $3.6 million, or 2.5%, to $145.8 million for the three months ended June 30, 2001 from $142.2 million for the three months ended June 30, 2000. Costs of services as a percentage of revenues decreased from 65.4% for the three months ended June 30, 2000 to 64.8% for the three months ended June 30, 2001. The decrease in the costs of services as a percentage of revenues is primarily the result of a decrease in the percentage of revenues generated from customer interaction centers where the facility and the related equipment are owned by the client but the facility is staffed and managed by the Company. These centers have higher cost of services as a percent of revenues and lower selling, general and administrative expenses as a percent of revenues.

Selling, General and Administrative. Selling, general and administrative expenses increased $6.7 million, or 15.5% to $49.6 million for the three months ended June 30, 2001 from $42.9 million for the three months ended June 30, 2000 primarily resulting from the Company's increased number of client interaction centers. Selling, general and administrative expenses as a percentage of revenues increased from 19.7% for the three months ended June 30, 2000 to 22.0% for the three months ended June 30, 2001. This increase is primarily a result of an increase in the percentage of revenues generated from shared center client programs, which have higher selling, general and administrative expenses than centers that are dedicated to one client as well as a decrease in capacity utilization.

Depreciation and Amortization. Depreciation and amortization expense increased $2.9 million, or 24.7% to $14.5 million for the three months ended June 30, 2001 from $11.6 million for the three months ended June 30, 2000 primarily resulting from increases in property and equipment and intangible assets.

Income from Operations. As a result of the foregoing factors, in combination with the loss on real estate held for sale of $7.0 million, income from operations decreased $12.3 million or 59.6%, from $20.6 million for the three months ended June 30, 2000, to $8.3 million for the three months ended June 30, 2001. Operating income as a percentage of revenues decreased from 9.5% for the three months ended June 30, 2000 to 3.7% for the three months ended June 30, 2001. Income from operations, exclusive of non-recurring items decreased $5.3 million or 25.6% to $15.3 million for the three months ended June 30, 2001 from $20.6 million for the three months ended June 30, 2000. Income from operations as a percentage of revenues, exclusive of non-recurring items, decreased to 6.8% for the three months ended June 30, 2001 from 9.5% for the three months ended June 30, 2000.

Other Income (Expense). Other income decreased $31.9 million to an expense of $19.2 million for the three months ended June 30, 2001 compared to other income of $12.7 million for the three months ended June 30, 2000. This decrease primarily resulted from the other than temporary decline in the value of an equity investment resulting in the Company recording a $16.5 million loss to adjust the investment's book value to estimated fair value in the three months ended June 30, 2001. Further, during the three months ended June 30, 2000, there was a gain of $12.8 million on the sale of securities compared to $147,000 in 2001.

Income Taxes. Taxes on income decreased $15.3 million to a tax benefit of $4.0 million for the three months ended June 30, 2001 from tax expense of $11.3 million for the three months ended June 30, 2000. This decrease was primarily due to the Company recording losses on certain asset write-downs. The Company's effective tax rate for the three months ended June 30, 2001 was 37.0% compared to 33.9% for the three months ended June 30, 2000. The lower effective tax rate for 2000 was a result of net operating loss carryforwards from the Company's acquired subsidiary, Newgen, which was accounted for under the pooling-of-interest method.

Net Income (Loss). As a result of the foregoing factors, net income decreased $29.0 million or 134.1%, to a net loss of $7.4 million for the three months ended June 30, 2001 from net income of $21.6 million for the three months ended June 30, 2000. Net income, exclusive of non-recurring items decreased $5.1 million or 42.5% to $6.8 million for the three months ended June 30, 2001 from $11.9 million (assuming Newgen had utilized the Company's tax rate as discussed above) for the three months ended June 30, 2000.

Six Month Period ended June 30, 2001 Compared to June 30, 2000

Revenue. Revenues increased $53.4 million or 13.0% to $463.1 million for the six months ended June 30, 2001 from $409.7 million for the six months ended June 30, 2000. This increase resulted primarily from new client relationships, growth in international outsourcing operations and growth in Percepta. On a segment basis, revenues from international outsourcing increased $60.6 million or 47% to $189.5 million for the six months ended June 30, 2001 from $128.9 million for the six months ended June 30, 2000. The increase in international outsourced revenues primarily resulted from growth in Percepta and increases in the Company's Canadian operations. Revenues from domestic outsourcing increased $3.8 million or 1.6% to $238.5 million for the six months ended June 30, 2001 from $234.7 for the six months ended June 30, 2000. This increase was primarily due to new client relationships. These increases were offset by an approximate $4.4 million decline in revenues from database marketing and consulting activities.

Costs of Services. Costs of services, which are primarily variable with revenue, increased $28.4 million, or 10.6%, to $296.1 million for the six months ended June 30, 2001 from $267.7 million for the six months ended June 30, 2000. Costs of services as a percentage of revenues decreased from 65.3% for the six months ended June 30, 2000 to 63.9% for the six months ended June 30, 2001. The decrease in the costs of services as a percentage of revenues is primarily the result of operating efficiencies and a decrease in the percentage of revenues generated from customer interaction centers where the facility and the related equipment are owned by the client but the facility is staffed and managed by the Company. These centers have higher cost of services as a percent of revenues and lower selling, general and administrative expenses as a percent of revenues.

Selling, General and Administrative. Selling, general and administrative expenses increased $24.0 million, or 29.1% to $106.6 million for the six months ended June 30, 2001 from $82.6 million for the six months ended June 30, 2000 primarily resulting from the Company's increased number of client interaction centers. Selling, general and administrative expenses as a percentage of revenues increased from 20.2% for the six months ended June 30, 2000 to 23.0% for the six months ended June 30, 2001. This increase is primarily a result of a decrease in capacity utilization and an increase in the percentage of revenues generated from shared center client programs, which have higher selling, general and administrative expenses than centers that are dedicated to one client.

Depreciation and Amortization. Depreciation and amortization expense increased $8.3 million, or 39.6% to $29.4 million for the six months ended June 30, 2001 from $21.1 million for the six months ended June 30, 2000 primarily resulting from increases in property and equipment and intangible assets.

Income from Operations. As a result of the foregoing factors, in combination with the restructuring charges that included $12.5 million for severance and other termination benefits related to a reduction in force, a $7.7 million charge for the closure of a customer interaction center and the loss on real estate held for sale of $7.0 million, income from operations decreased $34.6 million or 90.4%, from $38.3 million for the six months ended June 30, 2000, to $3.7 million for the six months ended June 30, 2001. Operating income as a percentage of revenues decreased from 9.3% for the six months ended June 30, 2000 to 0.8% for the six months ended June 30, 2001. Income from operations, exclusive of non-recurring items decreased $7.4 million or 19.3% to $30.9 million for the six months ended June 30, 2001 from $38.3 million for the six months ended June 30, 2000. Income from operations as a percentage of revenues, exclusive of non-recurring items, decreased to 6.7% for the six months ended June 30, 2001 from 9.3% for the six months ended June 30, 2000.

Other Income (Expense). Other income decreased $33.1 million to an expense of $20.4 million for the six months ended June 30, 2001 compared to other income of $12.7 million for the six months ended June 30, 2000. This decrease primarily resulted from the other than temporary decline in value of an equity investment resulting in the Company recording a $16.5 million loss to adjust the investment's book value to estimated fair value in the six months ended June 30, 2001. Further, during the six months ended June 30, 2000, the Company recognized a gain of $12.8 million on the sale of securities compared to $147,000 in 2001.

Income Taxes. Taxes on income decreased $24.1 million to a tax benefit of $6.3 million for the six months ended June 30, 2001 from tax expense of $17.8 million for the six months ended June 30, 2000. This decrease was primarily due to the Company recording restructuring charges and recognizing losses on certain asset write-downs in 2001. The Company's effective tax rate for the six months ended June 30, 2001 was 37.9% compared to 34.8% for the six months ended June 30, 2000. The lower effective tax rate for 2000 was a result of net operating loss carryforwards from the Company's acquired subsidiary, Newgen, which was accounted for under the pooling-of-interest method.

Net Income (Loss). As a result of the foregoing factors, net income decreased $44.1 million or 134.2%, to a net loss of $11.2 million for the six months ended June 30, 2001 from net income of $32.9 million for the six months ended June 30, 2000. Net income, exclusive of non-recurring items decreased $7.5 million or 33% to $15.3 million for the six months ended June 30, 2001 from $22.8 million (assuming Newgen had utilized the Company's tax rate as discussed above) for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, the Company had cash and cash equivalents of $39.9 million, an investment available for sale of $3.2 million and short-term investments of $4.3 million. Cash provided by operating activities was $36.0 million for the six months ended June 30, 2001 as compared to $4.4 million for the six months ended June 30, 2000. The increase in net operating cash flow of $31.6 million primarily resulted from improved collections of accounts receivable and an increase in deferred income, partially offset by a decrease in accounts payable and accrued expenses.

         Cash used in investing activities was $65.0 million for the six months ended June 30, 2001 as compared to $32.4 million for the six months ended June 30, 2000. For the six months ended June 30, 2001, the Company had capital expenditures of $39.2 million and spent $20.4 million in connection with the continued construction of the Planned Headquarters Building. These expenditures were partially offset by a reduction of $4.6 million in short-term investments.

         Cash provided by financing activities was $13.3 million for the six months ended June 30, 2001 as compared to $32.8 million for the six months ended June 30, 2000. The cash provided by financing activities for 2001 primarily resulted from a $11.1 million increase in borrowings on the Company's lines of credit and $4.0 million from stock option exercises offset by pay downs of capital lease obligations and other long-term debt.

         The Company has an $87.5 million unsecured revolving line of credit with a syndicate of five banks. The Company also has the option to secure at any time up to $25.0 million of the line with existing cash investments. The Company has two interest rate options: an offshore rate option or a bank base rate option. The Company will pay interest at a spread of 50 to 150 basis points over the applicable offshore or bank base rate, depending upon the Company's leverage. Interest on the secured portion is based on the applicable rate plus
22.5 basis points. The Company had $73.5 million in borrowings under the line of credit at June 30, 2001. The Company is required to comply with certain minimum financial ratios under covenants in connection with the agreement described above.

         The Company currently expects total capital expenditures in 2001 to be approximately $65 million to $70 million (excluding the Planned Headquarters Building and Ford Motor Company's 45% funding share for Percepta), of which $39.2 million was expended in the first half of the year. Anticipated 2001 capital expenditures are primarily for several new international customer interaction centers, completion of North American projects, which were started in 2000, and corporate infrastructure and technology. The Company purchased the Planned Headquarters Building for approximately $15 million and will incur additional capital expenditures to complete construction of the building. Approximately $22.9 million has cumulatively been expended for the purchase and construction of the Planned Headquarters Building as of the end of the second quarter. The building is expected to be completed during the third quarter of the year and the Company plans to sell the building upon completion. Existing cash and cash equivalents and borrowings under the Company's lines of credit provided these funds during the first and second quarters. Given the cash expenditures associated with the Planned Headquarters Building and the relatively low long-term interest rates, the Company intends to seek fixed-rate debt financing to replenish its cash reserves and reduce outstanding borrowings under the lines of credit. The Company will seek to raise $60 million to $75 million in a private placement of long-term debt. There can be no assurance that this financing will be obtained or if obtained, it will have terms acceptable to the Company. However, if not obtained, the Company believes that existing cash and cash equivalents on hand along with cash flows from operations and funds available under lines of credit will be sufficient to fund the Company's planned business activities for the foreseeable future.

         Effective June 30, 2001, the Financial Accounting Standards Board issued Statements on Financial Accounting Standards ("SFAS") Nos. 141 "Business Combinations" and 142 "Goodwill and Other Intangible Assets". SFAS No. 141 is effective for acquisitions occurring after June 30, 2001 and provides guidance on accounting for business combinations including allowing use of the purchase method of accounting as the only acceptable method to account for business combinations. SFAS No. 142 provides guidance on the accounting for goodwill and other intangibles specifically relating to identifying and allocating purchase price to specific identifiable intangible assets. Additionally, SFAS No. 142 provides guidance for the amortization of identifiable intangible assets and states that goodwill shall not be amortized, but rather tested for impairment, at least annually, using a fair value approach. SFAS No. 142 is required to be adopted in the first quarter of the fiscal year beginning after December 15, 2001. Management has not yet determined the effect SFAS No. 142 will have on its financial position or the amount of the cumulative effects of adoption of this accounting principle to be recorded from adopting SFAS No. 142, if any.

         From time to time, the Company engages in discussions regarding restructurings, dispositions, mergers, acquisitions and other similar transactions. Any such transaction could include, among other things, the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption or refinancing of indebtedness, and could be material to the financial condition and results of operations of the Company. There is no assurance that any such discussions will result in the consummation of any such transaction.

FORWARD-LOOKING STATEMENTS

         All statements not based on historical fact are forward-looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, the following are important factors that could cause the Company's actual results to differ materially from those expressed or implied by such forward-looking statements: weakening of the global economy; the Company's ability to obtain financing; the Company's ability to manage rapid growth; rapidly changing technology; dependence on key personnel and labor force; difficulties of completing and integrating acquisitions and joint ventures; risk of business interruptions; risks associated with doing business internationally, including foreign currency risk; lower than anticipated customer interaction center capacity utilization; the loss or delay in implementation of a customer management program; the Company's ability to build-out facilities in a timely and economic manner; greater than anticipated competition from new entrants into the customer care market, causing increased price competition or loss of clients; the loss of one or more significant clients; higher than anticipated start-up costs associated with new business opportunities; the Company's ability to predict the potential volume or profitability of any future technology or consulting sales; certain agreements with clients may be canceled on relatively short notice without significant penalties; and the Company's ability to generate a specific level of revenue is dependent upon customer interest in and use of the Company's clients' products and services. Readers are encouraged to review the Company's 2000 Annual Report on Form 10-K, which describes other important factors that may impact the Company's business, results of operations and financial condition. However, these factors should not be construed as an exhaustive list. The Company cannot always predict which factors could cause actual results to differ materially from those in its forward-looking statements. In light of these risks and uncertainties the forward-looking statements might not occur. The Company assumes no obligation to update its forward-looking statements to reflect actual results or changes in factors affecting such forward-looking statements.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FOR THE PERIOD ENDED JUNE 30, 2001

         Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in U.S. interest rates, foreign currency exchange rates as measured against the U.S. dollar and changes in the market value of its investment portfolio. These exposures are directly related to its normal operating and funding activities. As of June 30, 2001, the Company has entered into forward financial instruments to manage and reduce the impact of changes in foreign currency rates with a major financial institution. The Company has also entered into an interest rate swap agreement to manage interest rate risk.

Interest Rate Risk

         The interest on the Company's line of credit and its Canadian subsidiary's operating loan is variable based on the bank's base rate or offshore rate, and therefore, affected by changes in market interest rates. At June 30, 2001, there was approximately $73.5 million outstanding on the line of credit and approximately $35,000 in borrowings outstanding on the operating loan. At June 30, 2001, the Company has an outstanding variable-to-fixed interest rate swap agreement, as amended, with a fixed rate of 6.12%, and a floating rate of LIBOR and a notional amount of $38.2 million. The swap agreement dated December 12, 2000 has a six-year term. If interest rates were to increase 10% from quarter-end levels, the Company would have incurred $335,000 in additional interest expense for the six months ended June 30, 2001, net of the effect of the swap agreement.

Foreign Currency Risk

         The Company has wholly owned subsidiaries in Argentina, Australia, Brazil, Canada, China, Mexico, New Zealand, Singapore, Spain and the United Kingdom. Revenues and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in the exchange rate may positively or negatively affect the Company's revenues and net income attributed to these subsidiaries. For the six months ended June 30, 2001, revenues from non-U.S. countries represented 41.0% of consolidated revenues.

         The Company's Spanish subsidiary has factoring lines of credit under which it may borrow up to ESP 1,600 million. At June 30, 2001, there was $8.7 million outstanding under these factoring lines. If the U.S. dollar/Spanish Peseta exchange rate was to increase 10% from period-end levels, the obligation would increase by $870,000.

         The Company's Canadian subsidiary receives payment in U.S. dollars for certain of its large customer contracts. As all of its expenditures are in Canadian dollars, the Company must acquire Canadian currency on a monthly basis. Accordingly, the Company has contracted with a commercial bank at no material cost, to acquire a total of $36.0 million Canadian dollars from July 2001 to December 2001 at a fixed price in U.S. dollars of $23.6 million. There is no material difference between the fixed exchange ratio and the current exchange U.S./Canadian dollar ratio. If the U.S./Canadian dollar exchange rate was to increase 10% from period-end levels, the Company would not incur an additional loss on the contract.

Fair value of debt and equity securities

         The Company's investments in debt and equity securities are short-term. The Company's investment in available for sale securities are subject to fluctuations in fair value. If interest rates and equity prices were to decrease 10% from period-end levels, the fair value of the Company's debt and equity securities would have decreased $783,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders ("Annual Meeting") on May 24, 2001. As of April 10, 2001, the record date for the Annual Meeting, approximately 74,940,751 shares of common stock were outstanding. Each matter submitted to a vote of the shareholders at the Annual Meeting received a number of votes sufficient for approval.

         The following items were submitted to a vote of the Company's shareholders at the Annual Meeting:

     (a)    Election of Directors

                                      Votes For              Votes Abstained
                                -----------------------   ---------------------
      Kenneth D. Tuchman              66,306,809                    342,886
      James Barlett                   66,604,625                     45,070
      Rod Dammeyer                    66,306,924                    342,886
      George Heilmeier                66,604,899                     44,796
      Morton Meyerson                 66,125,182                    524,513
      Alan Silverman                  66,604,600                     45,095

     (b) Ratification of appointment of Arthur Andersen LLP as the Company's independent auditors for fiscal year 2001:

                  Votes For          Votes against        Votes Abstained
            --------------------   -----------------   ----------------------
                66,140,604                 50                   4,531


Item 5.  Recent Developments

         In March 2001, the Company purchased the Planned Headquarters Building for approximately $15 million and will incur additional capital expenditures to complete construction of the building. The Company plans to sell the building upon completion. After receiving various offers which were less than the anticipated completed cost, the Company recorded a $7.0 million loss to mark the building down to its estimated fair value, less cost to sell, during the second quarter of 2001.

         During the second quarter of 2001, after EHI was unsuccessful in raising additional outside capital, the Company concluded that the Company's investment in EHI exceeded its fair value and such decline was other than temporary. As a result the Company recorded a $16.5 million charge to adjust the investment's carrying value down to its estimated fair value.

         Subsequent to June 30, 2001, the Company implemented certain cost cutting measures. In connection with these actions, the Company will record between $6.0 to $7.0 million pre-tax charge to operating expenses for severance and other termination benefits related to a reduction in force of approximately 200 employees.

Item 6.  Exhibits and Reports on Form 8-K

              (a)    Exhibits filed through the filing of this Form 10-Q

                    3.1 Restated Certificate of Incorporation of TeleTech[1] {Exhibit 3.1}
                    3.2   Amended and Restated Bylaws of TeleTech[1] {Exhibit
                          3.2}


          (b)      Reports on Form 8-K

                      None.


_______________________________
*     Filed Herewith
[_] Such exhibit previously filed with the Securities and Exchange Commission as exhibits to the filings indicated below, under the exhibit number indicated in brackets { }, and is incorporated by reference.
[1] TeleTech's Registration Statement on Form S-1, as amended (Registration Statement No. 333-04097).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                TELETECH HOLDINGS, INC.
                                                -----------------------
                                                      (Registrant)



Date: August 14, 2001                      By: /s/ KENNETH D. TUCHMAN
      -------------------------------      --------------------------
                                           Kenneth D. Tuchman
                                           Chairman and Chief Executive Officer


Date: August 14, 2001                      By: /s/ MARGOT O'DELL
      -------------------------------      ---------------------
                                           Chief Financial Officer and Executive
                                           Vice President of Adminstration