Form 10-Q
period 2001-09-30
TELETECH HOLDINGS INC
filed 2001-11-14
CIK 1013880

===============================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                                 ---------------

                         Commission File Number 0-21055

                                 ---------------

                             TeleTech Holdings, Inc.
             (Exact name of Registrant as specified in its charter)

                Delaware                                       84-1291044
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         Identification No.)

                            9197 South Peoria Street
                            Englewood, Colorado 80112
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (303) 397-8100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past (90) days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
            Class of Common Stock                          November 12, 2001
           Common Stock, par value $.01 per share              76,394,951

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX
PART I.  FINANCIAL  INFORMATION                                                                          Page
-------------------------------
Item 1.      Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets--September 30, 2001(unaudited) and
             December 31, 2000                                                                            3

             Condensed Consolidated Statements of Operations--Three Months and Nine Months
             Ended September 30, 2001and 2000 (unaudited)                                                 4

             Condensed Consolidated Statements of Cash Flows--Nine Months Ended September 30, 2001
             and 2000 (unaudited)                                                                         5

             Notes to Unaudited Condensed Consolidated Financial Statements--September 30, 2001            6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations        12

Item 3.      Quantitative and Qualitative Disclosures about Market Risk                                   17


PART II.  OTHER  INFORMATION
----------------------------

Item 1.      Legal Proceedings                                                                            18

Item 5.      Recent Events                                                                                18

Item 6.      Exhibits and Reports on Form 8-K                                                             18

             SIGNATURES                                                                                   19

Item 1.
                                     TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Amounts in thousands except share amounts)

                                                                              September 30,  December 31,
                                                                                  2001         2000
                                                                           -----------------------------
CURRENT ASSETS:                    ASSETS                                     (unaudited)
                                   ------
  Cash and cash equivalents                                                     $  67,040    $  58,797
  Investment in available-for-sale securities                                       1,288       16,774
  Short-term investments                                                            3,964        8,904
  Accounts receivable, net                                                        161,510      193,351
  Prepaids and other assets                                                        22,963       17,737
  Deferred tax asset                                                               16,395        5,858
                                                                                ---------    ---------
      Total current assets                                                        273,160      301,421
                                                                                ---------    ---------
PROPERTY AND EQUIPMENT, net                                                       182,915      178,760
                                                                                ---------    ---------
OTHER ASSETS:
  Long-term accounts receivable                                                     3,550        3,749
  Goodwill, net                                                                    41,236       41,311
  Contract acquisition cost, net                                                   13,434       15,335
  Deferred tax asset                                                                8,930        1,862
  Other assets                                                                     33,898       38,461
                                                                                ---------    ---------
      Total assets                                                              $ 557,123    $ 580,899
                                                                                ---------    ---------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt                                             $   6,077    $  12,529
  Accounts payable                                                                 10,788       19,740
  Accrued employee compensation and benefits                                       40,438       41,177
  Accrued income taxes                                                                439       21,946
  Accrued loss on closure of customer interaction center                            3,751         --
  Accrued restructuring charges                                                     5,617         --
  Other accrued expenses                                                           31,430       29,885
  Customer advances, deposits and deferred income                                  12,554        3,021
  Contract prepayments received                                                    10,013         --
                                                                                ---------    ---------
      Total current liabilities                                                   121,107      128,298
                                                                                ---------    ---------
LONG-TERM DEBT, net of current portion:
  Line of credit                                                                   73,500       62,000
  Capital lease obligations                                                         4,948        7,943
  Other long-term debt                                                              4,608        4,963
  Other liabilities                                                                 2,323        1,521
                                                                                ---------    ---------
      Total liabilities                                                           206,486      204,725
                                                                                ---------    ---------
MINORITY INTEREST                                                                  14,046       12,809
                                                                                ---------    ---------

STOCKHOLDERS' EQUITY:
  Stock purchase warrants                                                           5,100        5,100
  Common stock; $.01 par value; 150,000,000 shares authorized; 76,367,930 and
    74,683,858 shares, respectively, issued and outstanding                           764          747
  Additional paid-in capital                                                      206,735      200,268
  Accumulated other comprehensive income (loss)                                   (19,787)       4,828
  Deferred compensation                                                              (138)        (603)
  Notes receivable from stockholders                                                 (283)        (283)
  Retained earnings                                                               144,200      153,308
                                                                                ---------    ---------
      Total stockholders' equity                                                  336,591      363,365
                                                                                ---------    ---------
      Total liabilities and stockholders' equity                                $ 557,123    $ 580,899
                                                                                ---------    ---------

         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                                                 Three Months Ended         Nine Months Ended
                                                                   September 30,              September 30,
                                                              ----------------------------------------------------
                                                                 2001         2000         2001         2000
                                                              ----------------------------------------------------
REVENUES                                                       $ 222,818    $ 231,806    $ 685,909    $ 641,507
                                                              ----------------------------------------------------

OPERATING EXPENSES:
  Costs of services                                              143,141      144,498      439,285      412,223
  Selling, general and administrative expenses                    48,001       51,227      154,650      133,860
  Depreciation and amortization                                   15,423       13,058       44,811       34,113
  Restructuring charges                                            5,997         --         18,515         --
  Loss on closure of customer interaction center or
      subsidiary                                                    --          3,419        7,733        3,419
  Loss on real estate held for sale                                 --           --          7,000         --
                                                              ----------------------------------------------------
      Total operating expenses                                   212,562      212,202      671,994      583,615
                                                              ----------------------------------------------------
INCOME FROM OPERATIONS                                            10,256       19,604       13,915       57,892
                                                              ----------------------------------------------------

OTHER INCOME (EXPENSE):
  Interest, net                                                   (1,356)         622       (2,987)         558
  Other than temporary decline in value of equity investment        --           --        (16,500)        --
  Share of losses on equity investment                            (3,536)        --         (4,187)        --
  Gain on sale of securities                                        --         32,120          147       44,851
  Other                                                           (1,215)         426       (2,947)         497
                                                              ----------------------------------------------------
                                                                  (6,107)      33,168      (26,474)      45,906
                                                              ----------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST            4,149       52,772      (12,559)     103,798
  Provision (benefit) for income taxes                             1,637       19,864       (4,688)      37,610
                                                              ----------------------------------------------------
INCOME (LOSS) BEFORE MINORITY INTEREST                             2,512       32,908       (7,871)      66,188
  Minority interest                                                 (386)        (526)      (1,237)        (925)

                                                              ----------------------------------------------------
NET INCOME (LOSS)                                              $   2,126    $  32,382    $  (9,108)   $  65,263
                                                              ====================================================


WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                           76,336       74,287       75,537       73,877
  Diluted                                                         76,863       79,517       75,537       79,155

NET INCOME (LOSS) PER SHARE:
  Basic                                                        $     .03    $     .44    $    (.12)   $     .88
  Diluted                                                      $     .03    $     .41    $    (.12)   $     .82

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                           --------------------------------
                                                                                                2001            2000
                                                                                           --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                        $  (9,108)      $  65,263
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                                             44,811          34,113
       Minority interest                                                                          1,237             925
       Allowance for doubtful accounts                                                            4,413           1,808
       Gain on sale of securities                                                                  (147)        (44,851)
       Loss on closure of customer interaction center or subsidiary                               7,733           3,419
       Loss on real estate held for sale                                                          7,000              --
       Other than temporary decline in value of equity investment                                16,500              --
       Share of losses on equity investment                                                       4,187              --
       Net gain on asset dispositions                                                                --            (545)
       Deferred charges                                                                          (9,607)         (1,174)
       Noncash deal costs                                                                            --           1,800
       Tax benefit from stock option exercises                                                    1,749           7,886
       Changes in assets and liabilities:
         Accounts receivable                                                                     20,851         (84,001)
         Prepaids and other assets                                                               (8,148)         (1,337)
         Accounts payable and accrued expenses                                                  (21,590)         20,064
         Customer advances, deposits and deferred income                                         16,488          (3,285)
                                                                                           --------------------------------
           Net cash provided by operating activities                                             76,369              85
                                                                                           --------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                         (47,169)        (81,475)
     Contract acquisition costs                                                                      --          (4,389)
     Investment in customer relationship management software company                                 --          (7,989)
     Proceeds from minority interest in subsidiary                                                   --           5,100
     Proceeds from sale of available-for-sale securities                                            801          50,634
     Investment in real estate held for sale                                                    (23,904)             --
     Changes in other assets related to investing activities                                     (9,447)         (3,620)
     Net decrease in short-term investments                                                       4,939           6,503
     Proceeds from sale of assets                                                                    --           5,400
     Other                                                                                           --            (578)
                                                                                           --------------------------------
           Net cash used in investing activities                                                (74,780)        (30,414)
                                                                                           --------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in lines of credit                                                             11,500          37,000
     Proceeds from long-term debt                                                                    --           5,909
     Payments on long-term debt                                                                  (9,059)         (1,799)
     Payments on capital lease obligations                                                       (1,491)         (3,277)
     Distributions to shareholders                                                                   --          (1,171)
     Proceeds from issuance of common stock                                                          --             279
     Proceeds from exercise of stock options and warrants                                         5,083          10,354
                                                                                           --------------------------------
           Net cash provided by financing activities                                              6,033          47,295
                                                                                           --------------------------------
     Effect of exchange rate changes on cash                                                        621          (3,333)
   NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      8,243          13,633
   CASH AND CASH EQUIVALENTS, beginning of period                                                58,797          22,077
                                                                                           --------------------------------
   CASH AND CASH EQUIVALENTS, end of period                                                   $  67,040       $  35,710
                                                                                           ================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


(1)  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) which, in the opinion of management, are necessary to present fairly the financial position at September 30, 2001, results of operations and cash flows of TeleTech Holdings, Inc. and subsidiaries ("TeleTech" or the "Company") for the nine months ended September 30, 2001 and 2000. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

(2)  EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Effective June 30, 2001, the Financial Accounting Standards Board issued Statements on Financial Accounting Standards ("SFAS") Nos. 141 "Business Combinations" and 142 "Goodwill and Other Intangible Assets". SFAS No. 141 is effective for acquisitions occurring after June 30, 2001 and provides guidance on accounting for business combinations including allowing use of the purchase method of accounting as the only acceptable method to account for business combinations. SFAS No. 142 provides guidance on the accounting for goodwill and other intangibles specifically relating to identifying and allocating purchase price to specific identifiable intangible assets. Additionally, SFAS No. 142 provides guidance for the amortization of identifiable intangible assets and states that goodwill shall not be amortized, but rather tested for impairment, at least annually, using a fair value approach. SFAS No. 142 is required to be adopted in the first quarter of the fiscal year beginning after December 15, 2001. Management has not yet determined the effect SFAS No. 142 will have on its financial position or the amount of the cumulative effect to be recorded from adopting SFAS No. 142, if any.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management has not yet determined the effect SFAS No. 143 will have on its financial position, if any.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 also amends APB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The provisions of this statement are generally to be applied prospectively. Management has not yet determined the effect SFAS No. 144 will have on its financial position, if any.

(3)  SEGMENT INFORMATION AND CUSTOMER CONCENTRATIONS

         The Company classifies its business activities into four fundamental segments: domestic outsourcing, international outsourcing, database marketing and consulting, and corporate activities. These segments are consistent with the Company's management of the business and generally reflect its internal financial reporting structure and operating focus. Domestic and international outsourcing provide comprehensive customer relationship management ("CRM") solutions. Database marketing and consulting provide outsourced database management, direct marketing and related customer retention services for automobile dealerships and manufacturers. Included in corporate activities are general corporate expenses, operational management expenses not attributable to any other segment and technology services. Segment accounting policies are the same as those used in the consolidated financial statements. There are no significant transactions between the reported segments for the periods presented.

         In January 2001, the Company changed its internal reporting structure, which caused the composition of the reportable segments to change. The information for the three and nine months ended September 30, 2000 has been restated to reflect this change.


                                          Three Months Ended
                                             September 30,
                                    ---------------------------
                                         2001          2000
                                    ---------------------------
                                          (in thousands)
Revenues:
  Domestic outsourcing                $ 111,206    $ 124,219
  International outsourcing              94,607       85,603
  Database marketing and consulting      17,598       19,090
  Corporate activities                     (593)       2,894
                                      ---------    ---------
      Total                           $ 222,818    $ 231,806
                                      =========    =========

Operating Income (Loss):
  Domestic outsourcing                $  16,639    $  24,401
  International outsourcing              14,521       15,685
  Database marketing and consulting       2,011        2,589
  Corporate activities                  (22,915)     (23,071)
                                      ---------    ---------
      Total                           $  10,256    $  19,604
                                      =========    =========

                                          Nine Months Ended
                                             September 30,
                                    ---------------------------
                                       2001             2000
                                    ------------  -------------
                                           (in thousands)
Revenues:
  Domestic outsourcing                $ 349,748    $ 356,451
  International outsourcing             284,119      216,295
  Database marketing and consulting      53,051       59,687
  Corporate activities                   (1,009)       9,074
                                      ---------    ---------
      Total                           $ 685,909    $ 641,507
                                      =========    =========

Operating Income (Loss):
  Domestic outsourcing                $  42,007    $  71,655
  International outsourcing              46,971       32,702
  Database marketing and consulting       6,092        6,053
  Corporate activities                  (81,155)     (52,518)
                                      ---------    ---------
      Total                           $  13,915    $  57,892
                                      =========    =========

                                                       Balance as of
                                               ------------------------------
                                                 September 30,  December 31,
                                                     2001          2000
                                                ------------- ---------------
Assets:                                                (in thousands)
  Domestic outsourcing                              $147,990      $158,032
  International outsourcing                          206,695       206,406
  Database marketing and consulting                   61,551        63,966
  Corporate activities                               140,887       152,495
                                                    --------      --------
      Total                                         $557,123      $580,899
                                                    ========      ========

Goodwill:
  Domestic outsourcing goodwill, net                $ 11,556      $ 11,887
  International outsourcing goodwill, net             15,836        14,180
  Database marketing and consulting goodwill, net     13,844        15,244
                                                    --------      --------
      Total                                         $ 41,236      $ 41,311
                                                    ========      ========

         The following data includes revenues based on the geographic location the services are provided (in thousands):

                                               Three Months Ended
                                                 September 30,
                                          -----------------------------
                                              2001             2000
                                          ------------     ------------
Revenues:
  United States                              $128,076        $141,319
  Canada                                       36,408          36,626
  Europe                                       18,672          20,856
  Asia Pacific                                 20,792          16,874
  Latin America                                18,870          16,131
                                          -------------    ------------
      Total                                  $222,818        $231,806
                                          =============    ============

                                                Nine Months Ended
                                                  September 30,
                                           -----------------------------
                                              2001             2000
                                          -------------    ------------
Revenues:
  United States                             $401,271         $417,925
  Canada                                     109,113           73,504
  Europe                                      67,842           55,390
  Asia Pacific                                54,292           51,544
  Latin America                               53,391           43,144
                                          -------------    ------------
      Total                                 $685,909         $641,507
                                          =============    ============

(4) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

                                                                  Nine Months Ended
                                                                     September 30,
                                                            --------------------------------
                                                                 2001              2000
                                                            ---------------    -------------
                                                                    (in thousands)
     Cash paid for interest                                     $ 4,588            $ 1,260
     Cash paid for income taxes                                 $22,054            $10,138

     Noncash investing and financing activities:
        Issuance of stock purchase warrants in connection       $    --            $ 5,100
          with formation of joint venture

(5)  COMPREHENSIVE INCOME

         The Company's comprehensive income for the three and nine month periods ended September 30, 2001 and 2000 was as follows (in thousands):

                                                                            Three Months Ended
                                                                               September 30,
                                                                      -------------------------------
                                                                          2001              2000
                                                                      --------------    -------------
     Net income for the period                                          $   2,126           $32,382
     Other comprehensive loss, net of tax:
       Foreign currency translation adjustment                             (5,701)           (2,148)
       Loss on hedging instruments, net of reclassification
          adjustment                                                       (1,898)               --
       Unrealized holding losses on securities arising during the
          period, net of reclassification adjustment                       (1,203)          (24,600)
                                                                      --------------    -------------
     Other comprehensive loss                                              (8,802)          (26,748)
                                                                      --------------    -------------
     Comprehensive income (loss)                                        $  (6,676)          $ 5,634
                                                                      ==============    =============


                                                                           Nine Months Ended
                                                                              September 30,
                                                                      -------------------------------
                                                                          2001              2000
                                                                      --------------    -------------
     Net income (loss) for the period                                   $  (9,108)          $65,263
     Other comprehensive income (loss), net of tax:
       Foreign currency translation adjustment                            (13,054)           (4,082)
       Unrealized holding gains (losses) on securities arising
          during the period, net of reclassification adjustment            (9,492)           15,702
       Loss on hedging instruments, net of reclassification
          adjustment                                                       (2,069)               --
                                                                      --------------    -------------
     Other comprehensive income (loss)                                    (24,615)           11,620
                                                                      --------------    -------------
     Comprehensive income (loss)                                        $ (33,723)          $76,883
                                                                      ==============    =============

(6)  INVESTMENT IN COMMON STOCK

         In December 1999 and January 2000, the Company invested a total of $10.5 million in a customer relationship management software company. In May 2000, this software company merged with E.piphany, Inc., a publicly traded customer relationship management company. As a result of the merger, the Company received 1,238,400 shares of E.piphany common stock. During the nine months ended September 30, 2001 the Company sold 50,000 shares of E.piphany for total proceeds of $801,500, which resulted in a realized gain of $147,700. During the nine months ended September 30, 2000 the Company sold 663,300 shares of E.piphany for total proceeds of $50.6 million, which resulted in a realized gain of $44.9 million. Through September 30, 2001, the Company has sold a total of 920,300 shares of E.piphany. The remaining 318,100 shares of E.piphany have a cost basis of $2.2 million. At September 30, 2001, these shares are reflected in the accompanying balance sheet as investment in available-for-sale securities, at their fair market value of $1.3 million. The unrealized loss of $900,000 is shown net of tax of $324,000, as a component of other comprehensive income included in stockholders' equity.

(7)  EARNINGS (LOSS) PER SHARE

         Basic earnings per share are computed by dividing the Company's net income (loss) by the weighted average number of common shares outstanding. The impact of any potentially dilutive securities is excluded. Diluted earnings per share are computed by dividing the Company's net income (loss) by the weighted average number of shares and dilutive potential shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                    Three Months Ended                 Nine Months Ended
                                                       September 30,                     September 30,
                                              ----------------------------------------------------------------
                                                  2001             2000             2001             2000
                                              ----------------------------------------------------------------
                                                                       (in thousands)
Shares used in basic per share calculation         76,336           74,287           75,537         73,877
Effects of dilutive securities:
  Warrants                                             --              510               --            520
  Stock options                                       527            4,720               --          4,758
                                              ----------------------------------------------------------------
Shares used in diluted per share calculation       76,863           79,517           75,537         79,155
                                              ================================================================

         For the nine months and the three months ended September 30, 2001, 10,481,447 and 9,954,447 options to purchase shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive. For the nine months and three months ended September 30, 2000, 8,201,387 and 8,239,387 options to purchase shares of common stock respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

(8)  DERIVATIVES

         On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in other comprehensive income. SFAS 133 requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivatives gains and losses to offset the related results on the hedged item in the income statement, and requires that a Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. At September 30, 2001, the Company recorded a derivative liability of $4.0 million included in other accrued expenses in the accompanying condensed consolidated balance sheets and a corresponding entry of approximately $2.4 million (net of tax effect of $1.6 million) included in other comprehensive income in the accompanying condensed consolidated balance sheets.

(9)  RESTRUCTURING CHARGES

         During the first and third quarters of 2001, the Company implemented certain cost cutting measures. In connection with these actions, the Company's corporate segment recorded a $12.5 million pre-tax charge for severance and other termination benefits related to a reduction in force of approximately 300 employees in the first quarter and a $6.0 million pre-tax charge for similar costs associated with a reduction in force of approximately 300 employees in the third quarter. Additionally in the first quarter of 2001, the Company's domestic outsourcing segment recorded a $7.7 million pre-tax charge associated with the closure of a customer interaction center located in Thornton, Colorado. These restructuring charges are included in operating expenses as a separate line item in the accompanying condensed consolidated statements of operations. At September 30, 2001, $3.8 million of this amount is included in current liabilities as a separate line item in the accompanying condensed consolidated balance sheets.

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

         In March 2001, the Company acquired the Planned Headquarters Building being constructed on its behalf for approximately $15 million and incurred additional capital expenditures to complete construction of the building. During the second quarter of 2001, after receiving various offers for the Planned Headquarters Building that were less than the estimated completed cost, the Company determined that the fair value of the building, less the cost to complete and sell, exceeded the carrying amount by $7.0 million. The Planned Headquarters Building is included in the Company's corporate segment in other assets at its estimated fair value, less cost to complete and sell, in the accompanying condensed consolidated balance sheets. Subsequent to September 30, 2001, the Company completed and sold the Planned Headquarters Building to a third party receiving net proceeds of approximately $11.8 million.

(11) EQUITY INVESTMENT

         In the fourth quarter of 2000, the Company and its enhansiv subsidiary executed a transaction, whereby the Company transferred all of its shares of common stock of enhansiv, inc., a Colorado corporation ("enhansiv"), to enhansiv holdings, inc., a Delaware corporation ("EHI") in exchange for Series A Convertible Preferred Stock of EHI. EHI is developing a centralized, open architecture, CRM solution that incorporates a contact management database across all customer contact channels. The Company believes that the EHI technology will allow it to move to a more centralized technology platform, allowing it to provide more cost effective solutions in a more timely manner. As a part of the transaction, EHI sold shares of common stock to a group of investors, one of which is the Company's Chairman and CEO. These shares represent 100% of the existing common shares of EHI, which in turn owns 100% of the common shares of enhansiv. In addition, the Company has an option to purchase approximately 95% of the common stock of EHI. The Company also agreed to make available to EHI a convertible $7.0 million line of credit which was fully drawn in the second quarter of 2001.

         In June 2001, the Company entered into another transaction whereby the Company agreed to fund an additional $5.0 million for certain development activities in exchange for a licensing agreement and the right to convert this additional investment into EHI's common stock. As of September 30, 2001, approximately $3.0 million had been funded under this additional commitment.

         As discussed above, the Company's Series A Preferred Stock, its $7.0 million line of credit and its additional $5.0 million investment are each convertible into EHI common stock under certain circumstances. Additionally, the Company's option to purchase 95% of the common stock of EHI is also allowed only under certain circumstances, none of which currently exist. There is no assurance that the Company will either convert its convertible securities or exercise its purchase option.

         The Company records all of EHI's losses in excess of the value of all subordinate equity investments in EHI (common stock). The loss is included as a separate line item in other income (expense) in the accompanying condensed consolidated statements of operations. Included in the third quarter 2001 loss of $3.5 million is a $675,000 restructuring charge taken by EHI for severance and other termination benefits related to a reduction in force.

         During the second quarter of 2001, after EHI was unsuccessful in raising additional outside capital, the Company concluded that its investment in EHI exceeded its fair value and such decline was other than temporary. As a result, the Company recorded a $16.5 million charge to adjust the investment's carrying value down to its estimated fair value. The investment in EHI of $5.3 million is included in other assets in the accompanying condensed consolidated balance sheets. EHI has no outside debt or other outstanding borrowings other than that owed to the Company.

(12) SUBSEQUENT EVENTS

         Subsequent to September 30, 2001, the Company completed a private debt placement of $75 million (the "Placement") of senior notes. The Placement consists of two tranches; $60 million bearing interest at 7% per annum with a seven-year term and $15 million bearing interest at 7.4% per annum with a 10-year term. Both tranches are unsecured.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                FOR THE PERIOD ENDED SEPTEMBER 30, 2001 AND 2000

INTRODUCTION

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. The Company has set forth in its Form 10-K for the year ended December 31, 2000 a detailed discussion of risks and uncertainties relating to the Company's business. The projections and statements contained in these forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The Company's future results of operations and performance are subject to numerous factors including: weakening of the global economy; the Company's ability to obtain financing; the Company's ability to manage rapid growth; rapidly changing technology; dependence on key personnel and labor force; difficulties of completing and integrating acquisitions and joint ventures; risk of business interruptions; risks associated with doing business internationally, including foreign currency risk; lower than anticipated customer interaction center capacity utilization; the loss or delay in implementation of a customer management program; the Company's ability to build-out facilities in a timely and economic manner; greater than anticipated competition from new entrants into the customer care market, causing increased price competition or loss of clients; the loss of one or more significant clients; higher than anticipated start-up costs associated with new business opportunities; the Company's ability to predict the potential volume or profitability of any future technology or consulting sales; certain agreements with clients may be canceled on relatively short notice without significant penalties; and, the Company's ability to generate a specific level of revenue is dependent upon customer interest in and use of the Company's clients' products and services. Specifically, the Company has experienced, and in the future could experience, quarterly variations in revenues and earnings as a result of a variety of factors, many of which are outside the Company's control, including: the weakening of the global economy; the timing of new contracts; the timing of new product or service offerings or modifications in client strategies; the expiration or termination of existing contracts; the timing of increased expenses incurred to obtain and support new business; and the seasonal pattern of certain of the businesses serviced by the Company. Readers should review this quarterly report in combination with the Company's Form 10-K for the year ended December 31, 2000. The Company assumes no obligation to update its forward-looking statements to reflect actual results or changes in factors affecting such forward-looking statements.

RESULTS OF OPERATIONS

Three-Month Period Ended September 30, 2001 Compared to September 30, 2000

Revenues. Revenues decreased $9.0 million or 3.9% to $222.8 million for the three months ended September 30, 2001 from $231.8 million for the three months ended September 30, 2000. This decrease resulted primarily from a decrease in domestic outsourcing revenues partially offset by increases in international outsourcing operations and in the Company's joint venture with Ford Motor Company ("Percepta"). On a segment basis, revenues from international outsourcing increased $9.0 million or 10.5% to $94.6 million for the three months ended September 30, 2001 from $85.6 million for the three months ended September 30, 2000. The increase in international outsourced revenues primarily resulted from increases in the Company's Asia Pacific and Latin American operations. Revenues from domestic outsourcing decreased $13.0 million or 10.5% to $111.2 million for the three months ended September 30, 2001 from $124.2 for the three months ended September 30, 2000. This decrease primarily resulted from a decrease in certain existing client programs due to a weakening domestic economy. Database marketing and consulting revenues decreased $1.5 million or 7.8% for the three months ended September 30, 2001 primarily due to a reduction in active customers.

Costs of Services. Costs of services, which are primarily variable with revenue, decreased $1.4 million, or 1.0%, to $143.1 million for the three months ended September 30, 2001 from $144.5 million for the three months ended September 30, 2000. Costs of services as a percentage of revenues increased from 62.3% for the three months ended September 30, 2000 to 64.2% for the three months ended September 30, 2001. The increase in costs of services as a percentage of revenues is primarily the result of an increase in international outsourced costs.

Selling, General and Administrative. Selling, general and administrative expenses decreased $3.2 million, or 6.3% to $48.0 million for the three months ended September 30, 2001 from $51.2 million for the three months ended September 30, 2000 primarily resulting from the Company's reductions in force during the first and third quarters of 2001. Selling, general and administrative expenses as a percentage of revenues decreased from 22.1% for the three months ended September 30, 2000 to 21.5% for the three months ended September 30, 2001.

Depreciation and Amortization. Depreciation and amortization expense increased $2.4 million, or 18.1% to $15.4 million for the three months ended September 30, 2001 from $13.0 million for the three months ended September 30, 2000 primarily resulting from increases in property and equipment and intangible assets. Depreciation and amortization expense as a percentage of revenues increased to 6.9% for the three months ended September 30, 2001 from 5.6% for the three months ended September 30, 2000.

Income from Operations. As a result of the foregoing factors, in combination with the restructuring charges of $6.0 million, income from operations decreased $9.3 million or 47.7%, from $19.6 million for the three months ended September 30, 2000, to $10.3 million for the three months ended September 30, 2001. Operating income as a percentage of revenues decreased from 8.5% for the three months ended September 30, 2000 to 4.6% for the three months ended September 30, 2001. Income from operations, exclusive of nonrecurring items, decreased $6.7 million or 29.4% to $16.3 million for the three months ended September 30, 2001 from $23.0 million for the three months ended September 30, 2000. Income from operations as a percentage of revenues, exclusive of nonrecurring items, decreased to 7.3% for the three months ended September 30, 2001 from 9.9% for the three months ended September 30, 2000.

Other Income (Expense). Other income decreased $39.3 million to an expense of $6.1 million for the three months ended September 30, 2001 compared to other income of $33.2 million for the three months ended September 30, 2000. This decrease primarily resulted from a $32.1 million gain on sale of securities in 2000 combined with the Company recording losses on its equity investment in EHI of $3.5 million for the three months ended September 30, 2001.

Income Taxes. Taxes on income decreased $18.2 million to $1.6 million for the three months ended September 30, 2001 from $19.9 million for the three months ended September 30, 2000. This decrease was primarily due to the Company recording the gain on sale of securities in 2000 discussed above. The Company's effective tax rate for the three months ended September 30, 2001 was 39.5% compared to 37.6% for the three months ended September 30, 2000. The lower effective tax rate for 2000 was a result of net operating loss carryforwards from the Company's acquired subsidiary, Newgen, which was accounted for under the pooling-of-interest method.

Net Income. As a result of the foregoing factors, net income decreased $30.3 million or 93.4%, to $2.1 million for the three months ended September 30, 2001 from $32.4 million for the three months ended September 30, 2000. Net income, exclusive of nonrecurring items, decreased $7.1 million or 53.8% to $6.2 million for the three months ended September 30, 2001 from $13.3 million (assuming Newgen had utilized the Company's tax rate as discussed above) for the three months ended September 30, 2000.

Nine-Month Period Ended September 30, 2001 Compared to September 30, 2000

Revenue. Revenues increased $44.4 million or 6.9% to $685.9 million for the nine months ended September 30, 2001 from $641.5 million for the nine months ended September 30, 2000. This increase resulted primarily from increases in international outsourcing operations and Percepta. On a segment basis, revenues from international outsourcing increased $67.8 million or 31.4% to $284.1 million for the nine months ended September 30, 2001 from $216.3 million for the nine months ended September 30, 2000. The increase in international outsourced revenues primarily resulted from increases in the Company's Canadian, European and Latin American operations. Revenues from domestic outsourcing decreased $6.7 million or 1.9% to $349.7 million for the nine months ended September 30, 2001 from $356.5 for the nine months ended September 30, 2000. This decrease was primarily associated with losses and ramp-down of revenues from new economy business and initiatives. Revenues from database marketing and consulting decreased $6.6 million or 11.1% to $53.1 million for the nine months ended September 30, 2001 from $59.7 million for the nine months ended December 31, 2000 primarily due to a reduction in active customers.

Costs of Services. Costs of services, which are primarily variable with revenue, increased $27.1 million, or 6.6%, to $439.3 million for the nine months ended September 30, 2001 from $412.2 million for the nine months ended September 30, 2000. Costs of services as a percentage of revenues remained relatively flat between periods decreasing from 64.3% for the nine months ended September 30, 2000 to 64.0% for the nine months ended September 30, 2001.

Selling, General and Administrative. Selling, general and administrative expenses increased $20.8 million, or 15.5% to $154.7 million for the nine months ended September 30, 2001 from $133.9 million for the nine months ended September 30, 2000 primarily resulting from an increase in Percepta between periods. Selling, general and administrative expenses as a percentage of revenues increased from 20.9% for the nine months ended September 30, 2000 to 22.5% for the nine months ended September 30, 2001.

Depreciation and Amortization. Depreciation and amortization expense increased $10.7 million, or 31.4% to $44.8 million for the nine months ended September 30, 2001 from $34.1 million for the nine months ended September 30, 2000 primarily resulting from increases in property and equipment and intangible assets. Depreciation and amortization expense as a percentage of revenue increased to 6.5% for the nine months ended September 30, 2001 from 5.3% for the nine months ended September 30, 2000.

Income from Operations. As a result of the foregoing factors, in combination with the restructuring charges that included $18.5 million for severance and other termination benefits related to reductions in force, a $7.7 million charge for the closure of a customer interaction center and the loss on real estate held for sale of $7.0 million, income from operations decreased $44.0 million or 76.0%, from $57.9 million for the nine months ended September 30, 2000, to $13.9 million for the nine months ended September 30, 2001. Operating income as a percentage of revenues decreased from 9.0% for the nine months ended September 30, 2000 to 2.0% for the nine months ended September 30, 2001. Income from operations, exclusive of nonrecurring items, decreased $14.1 million or 23.1% to $47.2 million for the nine months ended September 30, 2001 from $61.3 million for the nine months ended September 30, 2000. Income from operations as a percentage of revenues, exclusive of nonrecurring items, decreased to 6.9% for the nine months ended September 30, 2001 from 9.6% for the nine months ended September 30, 2000.

Other Income (Expense). Other income decreased $72.4 million to an expense of $26.5 million for the nine months ended September 30, 2001 compared to other income of $45.9 million for the nine months ended September 30, 2000. This decrease primarily resulted from the other than temporary decline in value of an equity investment resulting in the Company recording a $16.5 million loss to adjust the investment's book value to estimated fair value in the nine months ended September 30, 2001, as well as the Company recognizing a gain of $44.9 million on the sale of securities compared to $.1 million in 2001.

Income Taxes. Taxes on income decreased $42.3 million to a tax benefit of $4.7 million for the nine months ended September 30, 2001 from tax expense of $37.6 million for the nine months ended September 30, 2000. This decrease was primarily due to the Company recording restructuring charges and recognizing losses on certain asset write-downs in 2001. The Company's effective tax rate for the nine months ended September 30, 2001 was 37.3% compared to 36.2% for the nine months ended September 30, 2000. The lower effective tax rate for 2000 was a result of net operating loss carryforwards from the Company's acquired subsidiary, Newgen, which was accounted for under the pooling-of-interest method.

Net Income (Loss). As a result of the foregoing factors, net income decreased $74.4 million or 114%, to a net loss of $9.1 million for the nine months ended September 30, 2001 from net income of $65.3 million for the nine months ended September 30, 2000. Net income, exclusive of nonrecurring items decreased $14.8 million or 40.1% to $21.3 million for the nine months ended September 30, 2001 from $36.1 million (assuming Newgen had utilized the Company's tax rate as discussed above) for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, the Company had cash and cash equivalents of $67.0 million, securities available for sale of $1.3 million and short-term investments of $4.0 million. Cash provided by operating activities was $76.4 million for the nine months ended September 30, 2001 as compared to $0.1 million for the nine months ended September 30, 2000. The increase in net operating cash flow of $76.3 million primarily resulted from improved collections of accounts receivable and a nonrecurring cash payment of $10.3 million received from Verizon for foregoing the construction of an additional committed customer interaction center, partially offset by a decrease in accounts payable and accrued expenses.

         Cash used in investing activities was $74.8 million for the nine months ended September 30, 2001 as compared to $30.4 million for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, the Company had capital expenditures of $47.2 million and spent $23.9 million in connection with the continued construction of the Planned Headquarters Building. These expenditures were partially offset by a reduction of $4.9 million in short-term investments.

         Cash provided by financing activities was $6.0 million for the nine months ended September 30, 2001 as compared to $47.3 million for the nine months ended September 30, 2000. The cash provided by financing activities for 2001 primarily resulted from stock option exercises.

         The Company has an $87.5 million unsecured revolving line of credit with a syndicate of five banks. The Company also has the option to secure at any time up to $25.0 million of the line with existing cash investments. The Company has two interest rate options: an offshore rate option or a bank base rate option. The Company will pay interest at a spread of 50 to 150 basis points over the applicable offshore or bank base rate, depending upon the Company's leverage. Interest on the secured portion is based on the applicable rate plus
22.5 basis points. The Company had $73.5 million in borrowings under the line of credit at September 30, 2001. The Company is required to comply with certain minimum financial ratios under covenants in connection with the agreement described above.

         In October 2001, as more fully described in Note 12 to the condensed consolidated financial statements, the Company completed a private debt placement of $75 million in senior notes. The Company subsequently used proceeds to repay the revolving line of credit balance in full. However, the Company will maintain the line of credit for future financial flexibility.

         The Company currently expects total capital expenditures in 2001 to be approximately $60 million (excluding the Planned Headquarters Building and Ford Motor Company's 45% funding share for Percepta), of which $47.2 million was expended through September 30, 2001. The 2001 capital expenditures are primarily for several new international customer interaction centers, completion of North American projects, which were started in 2000, and corporate infrastructure and technology. The Company purchased the Planned Headquarters Building for approximately $15 million and incurred additional capital expenditures to complete construction of the building. In October 2001, the building was completed and sold to a third party for net proceeds of approximately $11.8 million.

         The Company believes that existing cash and cash equivalents on hand, along with cash flows from operations and available borrowings under its revolving line of credit will be sufficient to fund the Company's planned business activities for the foreseeable future.

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

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management has not yet determined the effect SFAS No. 143 will have on its financial position, if any.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 also amends APB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The provisions of this statement are generally to be applied prospectively. Management has not yet determined the effect SFAS No. 144 will have on its financial position, if any.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  FOR THE PERIOD ENDED SEPTEMBER 30, 2001

         Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in U.S. interest rates, foreign currency exchange rates as measured against the U.S. dollar and changes in the market value of its investment portfolio. These exposures are directly related to its normal operating and funding activities. As of September 30, 2001, the Company has entered into forward financial instruments to manage and reduce the impact of changes in foreign currency rates with a major financial institution. The Company has also entered into an interest rate swap agreement to manage interest rate risk.

Interest Rate Risk

         The interest on the Company's line of credit is variable based on the bank's base rate or offshore rate, and therefore, affected by changes in market interest rates. At September 30, 2001, there was approximately $73.5 million outstanding on the line of credit. At September 30, 2001, the Company has an outstanding variable-to-fixed interest rate swap agreement, as amended, with a fixed rate of 6.2%, and a floating rate of LIBOR and a notional amount of $38.2 million. The swap agreement dated December 12, 2000 has a six-year term. If interest rates were to increase 10% from quarter-end levels, the Company would have incurred $472,000 in additional interest expense for the nine months ended September 30, 2001, net of the effect of the swap agreement.

Foreign Currency Risk

         The Company has wholly owned subsidiaries in Argentina, Australia, Brazil, Canada, China, Mexico, New Zealand, Singapore, Spain and the United Kingdom. Revenues and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in the exchange rate may positively or negatively affect the Company's revenues and net income attributed to these subsidiaries. For the nine months ended September 30, 2001, revenues from non U.S. countries represented 41.5% of consolidated revenues.

         The Company's Spanish subsidiary has factoring lines of credit under which it may borrow up to ESP 1,600 million. At September 30, 2001, there was $1.0 million outstanding under these factoring lines. If the U.S. dollar/Spanish Peseta exchange rate was to increase 10% from period-end levels, the obligation would increase by $100,000.

         The Company's Canadian subsidiary receives payment in U.S. dollars for certain of its large customer contracts. As all of its expenditures are in Canadian dollars, the Company must acquire Canadian currency on a monthly basis. Accordingly, the Company has contracted with a commercial bank at no material cost, to acquire a total of $18.0 million Canadian dollars from October 2001 to December 2001 at a fixed price in U.S. dollars of $11.9 million. There is no material difference between the fixed exchange ratio and the current exchange U.S./Canadian dollar ratio. If the U.S./Canadian dollar exchange rate was to increase 10% from period-end levels, the Company would not incur an additional loss on the contract.

Fair Value of Debt and Equity Securities

         The Company's investments in debt and equity securities are short-term. The Company's investment in available for sale securities are subject to fluctuations in fair value. If interest rates and equity prices were to decrease 10% from period-end levels, the fair value of the Company's debt and equity securities would have decreased $525,000.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         From time to time, the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations or financial condition.

Item 5.  Recent Events

         Subsequent to September 30, 2001, the Company completed a private debt placement of $75 million (the "Placement") of senior notes. The Placement consists of two tranches: $60 million bearing interest at 7% per annum with a seven-year term and $15 million bearing interest at 7.4% per annum with a 10-year term. Both tranches are unsecured.

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




                                        TELETECH HOLDINGS, INC.
                                        -----------------------
                                               (Registrant)



     Date: November 14, 2001            By: /s/ KENNETH D. TUCHMAN
          -------------------------     -------------------------
                                        Kenneth D. Tuchman
                                        Chairman and Chief Executive Officer


     Date: November 14, 2001            By: /s/ MARGOT O'DELL
          -------------------------     ---------------------
                                        Chief Financial Officer and Executive
                                        Vice President of Administration