Form 10-K
period 2001-12-31
TELETECH HOLDINGS INC
filed 2002-04-01
CIK 1013880

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    Form 10-K

                                   ----------
(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number: 0-21055

                                   ----------

                             TeleTech Holdings, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                            84-1291044
 (State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

                            9197 South Peoria Street
                            Englewood, Colorado 80112
               (Address of principal executive offices) (zip code)
       Registrant's telephone number, including area code: (303) 397-8100

                                   ----------

             Securities registered pursuant to Section 12(b) of the
               Act: None Securities registered pursuant to Section
                                12(g) of the Act:
                     Common Stock, $.01 par value per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 25, 2002, there were 76,921,588 shares of the registrant's common stock outstanding. The aggregate market value of the registrant's voting stock that was held by non-affiliates on such date was $516,330,238 based on the closing sale price of the registrant's common stock on such date as reported on the Nasdaq Stock Market.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of TeleTech Holdings, Inc.'s definitive proxy statement for its annual meeting of stockholders to be held on May 23, 2002, are incorporated by reference into Part III of this Form 10-K, as indicated.

================================================================================

                                     PART I

Item 1. Business.

Overview

     TeleTech Holdings, Inc., a Delaware corporation (together with its wholly and majority owned subsidiaries, "TeleTech" or the "Company," which may also be referred to as "we" "us" or "our"), is a leading global provider of customer management solutions for large domestic, foreign and multinational companies. TeleTech, or for periods prior to 1994, its predecessors, was formed in 1982. TeleTech helps its clients manage the customer experience by providing customer-centric solutions from strategy to execution across the entire customer lifecycle. By leveraging world-class operations across its global platform of people, process, infrastructure, and technology, TeleTech provides front- and back-office customer management services that help clients build greater brand loyalty. In addition, TeleTech offers value-added services designed to optimize the experience of each customer and maximize the value of every interaction.

     Our offerings are scaleable, with a variety of solution alternatives to meet our clients' specific requirements. We provide our solutions from 48 state-of-the-art customer interaction centers around the world and offer consulting services for clients seeking to optimize internal customer management functions.

     Since 1996, we have expanded our international presence and currently have operations in 12 different countries. Our international reach provides increased business opportunities with non-U.S. clients, as well as opportunities to expand our relationship with existing multinational clients based in the U.S. In 2001, our non-U.S. operations represented 42% of total revenues.

Customer Management Solutions

Our fully integrated, customer management solutions encompass the following capabilities:

     .    strategic consulting and process redesign;

     . infrastructure deployment, including the securing, designing and building of world-class customer interaction centers;

     . recruitment, education and management of client-dedicated customer service representatives;

     .    engineering operational process controls and quality systems;

     . technology consulting and implementation, including the integration of hardware, software, network and computer-telephony technology; and

     . database management, which involves the accumulation, management and analysis of customer information to deliver actionable marketing solutions.

     We design, develop and implement large-scale solutions built around each client's unique set of requirements and specific business needs. The solutions may incorporate voice, email or Internet-based technologies, and are designed to allow for expansion. We provide services from customer interaction centers leased, equipped and staffed by TeleTech (fully outsourced programs) and customer interaction centers leased and equipped by our clients and staffed by TeleTech (facilities management programs).

     In December 2000, TeleTech acquired Newgen Results Corporation ("Newgen"), a leading business-to-business application service provider specializing in customer management for the automotive industry. Newgen combines expertise in marketing and customer retention with in-depth knowledge of automotive service department operations to deliver highly targeted, custom marketing solutions.

     Outsourced. With a fully outsourced solution, we provide comprehensive customer management solutions from customer interaction centers leased, equipped and staffed by TeleTech. Our fully outsourced customer interaction centers are utilized to serve either multiple clients (multi-client centers) or one dedicated client (dedicated centers). We also provide facilities management solutions whereby the client owns or leases the customer interaction center and equipment and we provide the staff and knowledge to operate the center. Our North American and international outsourced business segments accounted for approximately 92% of total 2001 revenues, of which our North American outsourced business segment accounted for 67%.

     Database Marketing and Consulting. Through our database marketing and consulting segment, we provide outsourced database management, direct marketing and related customer retention services for the service department of automobile dealerships and manufacturers. Additionally, we provide consulting services related to the development and implementation of new techniques and programs that enable automobile dealerships to grow their businesses, streamline inefficient processes and more effectively market their services. Our database marketing and consulting segment accounted for approximately 8% of total 2001 revenues.

     Our Outsourced and Database Marketing and Consulting services consist of:

     . Customer Targeting Solutions: We use data analytics and mining capabilities to help clients identify top-tier customers and key prospects for future sales opportunities. This information helps drive more targeted lead generation programs and marketing initiatives.

     . Customer Acquisition Solutions: From customer education, to inquiry follow-ups, to processing new accounts, we help clients get customers up and running quickly and efficiently-while speeding their overall time to market. A sampling of these services includes processing and fulfilling pre-sale information requests; verifying sales, activating services and directing customers to product or service sources; and providing initial post-sale support, including operating instructions for new product or service use.

     . Customer Provisioning Solutions: Getting off to the right start is critical to creating a lifelong customer. Whether turning on service, trouble shooting installation or sending out a physical product, we help clients streamline provisioning processes by managing every aspect of the front- and back-office, from order to installation.

     . Customer Support Solutions: We help ensure the ongoing satisfaction of all customers through the accurate, timely and efficient handling of every interaction, from complex transactions such as brokerage trades and insurance claims processing, to more basic services such as billing support, account maintenance and complaint resolution.

     . Customer Development Solutions: Through a combination of technology and highly trained customer service representatives, we help clients identify high-value customers and increase customer value through up-selling, cross-selling, and, perhaps most importantly, first call resolution.

     . Customer Retention Programs: We work with clients to develop targeted customer satisfaction and loyalty programs as well as other proactive strategies that deliver greater value to customers on a day-to-day basis. For example, TeleTech offers strategies and services to help manage customer attrition or turnover.

     . Other Customer-Related Programs: Our customer management solutions may include aiding in collections, collecting market research from customers, and performing outbound-call campaigns.

Markets and Clients

     Strategic Business Units ("SBUs"), responsible for developing and implementing customized industry-specific customer management solutions in specific vertical markets, have primary responsibility for sales and marketing efforts in North America. Within this framework, we focus on large multinational corporations in the communications, automotive, financial services, transportation, and government industries. These industries accounted for approximately 47%, 16%, 11%, 9% and 9%, respectively, of our 2001 revenue. Sales in other industries, including technology, healthcare and various others, accounted for 8% of 2001 revenues. Our largest client in 2001 was Verizon Communications ("Verizon") which accounted for 19% of 2001 revenue.

     Communications. The communications industry encompasses a wide range of businesses, including broadband, cable, digital broadcast satellite, long-distance, local and wireless service providers. In addition to traditional product and service support solutions, we deliver advanced order management, and have developed specific end-to-end solutions for Internet service providers and wireless service providers.

     Automotive. In 2000, we significantly expanded our solution set for the automotive sector with Percepta, LLC ("Percepta"), our joint venture with Ford Motor Company ("Ford"), as well as through Newgen, acquired in 2000. We help the world's largest automotive companies through industry-specific, proprietary solutions, from service reminder programs to warranty management to strategic up-selling.

     Financial Services. Regulatory changes have allowed financial service providers to expand their product offerings, placing an increased importance on customer management. As industry leaders integrate new and existing services, we help align delivery channels and ensure service quality through our financial services technology solutions, which integrate contact channels such as voice and email while providing full-feature support for clients and their customers. In addition, our financial services technology solutions integrate with most legacy and third-party industry oriented systems. We have also developed specific end-to-end solutions for Internet, retail banking services and card services.

     Transportation. We provide a variety of customer management solutions to clients in the transportation industry, including package delivery and travel companies. In partnership with our clients, our goal is to make customer care a competitive advantage and increase customer loyalty while managing complex enterprise-wide systems. Specific solutions include package tracking and tracing, customer complaint resolution, account inquiries, reservations and VIP services.

     Government. Leveraging nearly 20 years of experience, we streamline the customer management function for government organizations. By utilizing well-managed customer interaction centers for traditional customer management solutions, we allow various government agencies to focus on conducting their primary business.

Sales and Marketing

     We employ a consultative sales approach and hire business development professionals with experience in industries relating to our key SBUs. Once a potential client is identified, a team of TeleTech employees, typically consisting of applications and systems specialists, operations experts, human resources professionals and other appropriate management personnel, thoroughly examines the potential client's operations and assesses its current and prospective customer management goals, needs and strategies. We invest significant resources during the development of a client relationship, although our technological capabilities enable us to develop working prototypes of proposed solutions with minimal capital investment by the client.

     We work with our clients to generate a set of detailed requirements, a development plan and a deployment strategy tailored to the client's specific needs. After the initial solution is deployed, we conduct regular reviews of the relationship to ensure client satisfaction, while continually looking for areas to expand the relationship.

     We typically provide customer management solutions pursuant to written contracts with terms ranging from one to eight years. Often, the contracts contain renewal or extension options. Under virtually all of our significant contracts, we generate revenue based on the amount of time customer service representatives devote to a client's program. In addition, clients are typically required to pay ongoing fees relating to the education and training of representatives to implement the client's program, setup and management of the program, and development and integration of computer software and technology. Many of the contracts also have price adjustment terms allowing for cost of living adjustments and/or market changes in agent labor costs. Our client contracts generally contain provisions that (i) allow us or the client to terminate the contract upon the occurrence of certain events, (ii) designate the manner by which we receive payment for our services and (iii) protect the confidentiality and ownership of information and materials used in connection with the performance of the contract. Some of our contracts also require our clients to pay a fee in the event of early termination.

Operations

     We provide customer management solutions through the operation of 48 state-of-the-art customer interaction centers located in the United States, Argentina, Australia, Brazil, Canada, China, Northern Ireland, Mexico, New Zealand, Singapore, Scotland and Spain. As of December 31, 2001, we leased 40 customer interaction centers and managed 8 customer interaction centers.

     We apply predetermined site selection criteria to identify locations conducive to operating large-scale, sophisticated customer management facilities in a cost-effective manner. We maintain databases covering demographic statistics and the commercial real estate markets, which are used to produce a project specific short list on demand. We also aggressively pursue incentives such as tax abatements, cash grants, low-interest loans, training grants and low cost utilities. Following comprehensive site evaluations and cost analyses, as well as client considerations, a specific site is located and a lease is negotiated and finalized.

     Once we take occupancy of a site, we use a standardized development process to minimize the time it takes to open a new customer interaction center, control costs and eliminate elements that might compromise success. The site is retrofitted to exacting requirements that incorporate value engineering, cost control and scheduling concepts while placing emphasis on the quality of the work environment. Upon completion, we integrate the new customer interaction center into the corporate facility and asset management programs. Throughout the development process, we conduct critical reviews to evaluate the overall effectiveness and efficiency of the development. Generally, we can establish a new, fully operational inbound customer interaction center containing 450 or more workstations within 120 days after a lease is finalized and signed.

     During 2001, we closed the first floor of our center in Thornton, Colorado and subsequently determined to close the second floor as well due to poor operating performance and low capacity utilization of the location. From time to time, we assess the expected long-term capacity utilization of our centers. Accordingly, we may, if deemed necessary, consolidate or shutdown underperforming centers in order to maintain or improve targeted utilization and margins.

Quality Assurance

     We monitor and measure the quality and accuracy of our customer interactions through a quality assurance department located at each customer interaction center. Each department evaluates, on a real-time basis, a statistically significant percentage of the customer interactions in a day, across all of the customer interaction mediums utilized within the center. Each center has the ability to enable its clients to monitor customer interactions as they occur. Using criteria mutually determined with the client, quality assurance professionals monitor, evaluate, and provide feedback to the representatives on a weekly basis. As appropriate, representatives are recognized for superior performance or scheduled for additional training and coaching.

Technology

     Our customer management solution set is built upon complex, state-of-the-art technology, which helps maximize the utilization of customer interaction centers and increase the efficiency of representatives. Interaction routing technology is designed for rapid response rates while tracking and workforce management systems facilitate efficient staffing levels, reflecting historical demands. In addition, our infrastructure and object-oriented software allows for tracking of each customer interaction, filing the information within a relational database and generating reports on demand.

     We have invested significant resources in designing and developing industry-specific open-systems software applications and tools and, as a result, maintain a library of reusable software code for use in future developments. We run our applications software on open-system, client-server architecture and use a variety of products developed by third party vendors. We continue to invest significant resources into the development and implementation of emerging customer management and technical support technologies.

Human Resources

     Our ability to provide high quality comprehensive customer management solutions hinges largely upon our success in recruiting, hiring and training large numbers of skilled employees. We primarily offer full-time positions with competitive salaries and wages and a full range of employee benefits. To aid in employee retention, we also provide viable career paths.

     To sustain a high level of service and support to our clients, our representatives undergo intensive training before managing customer interactions and receive ongoing training on a regular basis. In addition to learning about the clients' corporate culture and specific product or service offerings, representatives receive training in the numerous media we use to effectively execute our clients' customer management program.

     We are committed to the continued education and development of our employees and believe that providing employees with access to new learning opportunities contributes to job satisfaction, ensures a higher quality labor force and fosters loyalty between our employees and the clients we serve.

     As of December 31, 2001, we had over 27,000 employees in 12 countries, with approximately 90% holding full-time positions. Although our industry is very labor-intensive and traditionally experiences significant personnel turnover, we seek to manage employee turnover through proactive initiatives. A small percentage of our non-U.S. employees are subject to collective bargaining agreements mandated under national labor laws. We believe our relations with our employees are good.

International Operations

     During 2001, we continued our international expansion, which will allow us the opportunity to build a broader client base, increase the services we can offer existing multinational clients and leverage our international employee base in response to business demands.

     As of December 31, 2001, we operated seven customer interaction centers in Spain; six customer interaction centers in Canada; five customer interaction centers in Australia; three customer interaction centers in New Zealand; two customer interaction centers in each of Argentina and Mexico; and one customer interaction center in each of Brazil, China, Northern Ireland, Scotland and Singapore.

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

Competition

     We believe that we compete primarily with the in-house customer management operations of our current and potential clients. We also compete with certain companies that provide customer management services on an outsourced basis, including APAC Customer Services, Convergys Corporation, SITEL Corporation, Sykes Enterprises Incorporated, West Corporation, EDS and RMH. We compete primarily on the basis of quality and scope of services provided, speed and flexibility of implementation, technological expertise and price. Although the customer management industry is very competitive and highly fragmented with numerous small participants, we believe that TeleTech generally does not directly compete with traditional telemarketing companies, which primarily provide outbound "cold calling" services.

Recent Developments

     On March 14, 2001, we announced that Verizon agreed to honor the terms of its long-term contract with us, whereby we have been providing services for its Competitive Local Exchange Carrier ("CLEC") business. As agreed, Verizon has redirected business from its CLEC operations to other Verizon business units. We had previously disclosed Verizon's notification of a change in its CLEC strategy. We cannot assure the new business with Verizon will maintain the same revenue levels as the CLEC business, which had been operating in excess of Verizon's contractual commitments. Future revenue levels will be dependent upon Verizon's decision around the level of volumes that will be directed to the dedicated Company centers. Verizon's CLEC business accounted for approximately 4% and 14% of the Company's revenues for the years ending December 31, 2001 and 2000, respectively. Verizon's total business accounted for 19% and 20% of the Company's revenues for the years ended December 31, 2001 and 2000, respectively.

     On March 14, 2001, we named Kenneth D. Tuchman as chief executive officer replacing former CEO Scott Thompson who resigned from that position. Additionally, we announced that Larry Kessler resigned from the position of chief operating officer.

     On May 18, 2001 and August 10, 2001, we amended our existing Revolving Credit Agreement with a syndicate of banks in order to adjust certain financial covenants contained in the Revolving Credit Agreement.

     On September 17, 2001, pursuant to the SEC's September 14, 2001 Emergency Order Pursuant to Section 12 (k)(2) of the Securities and Exchange Act of 1934, "Taking Temporary Action to Respond to Market Developments," the Company issued a press release announcing that the Company's Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to 10% of the Company's common stock. The Company issued a press release on February 19, 2002 announcing that the Company's Board of Directors authorized a stock repurchase program whereby the Company could repurchase up to $5 million of the Company's common stock. In September of 2001, TeleTech executed $213,100 of repurchases acquiring 35,000 shares of the Company's common stock. During February of 2002, the Company executed an additional $1.1 million of repurchases acquiring 97,811 shares of the Company's common stock.

     On October 17, 2001, we named James E. Barlett as Vice Chairman of the Company.

     On October 30, 2001, the Company completed a private debt placement of $75.0 million (the "Placement") of senior notes. The Placement consists of two tranches: $60.0 million bearing interest at 7% per annum with a seven-year term and $15.0 million bearing interest at 7.4% per annum with a 10-year term. Both tranches are unsecured.

     On January 18, 2002, the Company announced an eight-year, $1.2 billion customer management outsourcing contract with International Business Machines Corporation ("IBM") to manage and enhance Nextel's customer care centers.

     In the fourth quarter of 2000, the Company and its enhansiv subsidiary executed a transaction, whereby the Company transferred all of its shares of common stock of enhansiv, inc., a Colorado corporation ("enhansiv"), to enhansiv holdings, inc., a Delaware corporation ("EHI") in exchange for Series A Convertible Preferred Stock of EHI. EHI is developing a centralized, open architecture, customer management solution that incorporates a contact management database across all customer contact channels. The Company believes that the EHI technology will allow it to move to a more centralized technology platform, allowing it to provide more cost effective solutions in a more efficient manner. As part of the transaction, EHI sold shares of common stock to a group of investors. These shares represent 100% of the existing common shares of EHI, which in turn owns 100% of the common shares of enhansiv. In addition, the Company received an option to purchase approximately 95% of the common stock of EHI. The Company also agreed to make available to EHI a convertible $7.0 million line of credit, which was fully drawn in the second quarter of 2001.

     One of the EHI investors was Kenneth D. Tuchman, the Company's Chairman and Chief Executive Officer, who acquired 14.4 million shares of EHI common stock for $3.0 million, representing 42.9% of EHI in the initial transaction. Subsequent to the initial sale of common stock, EHI sold 9.6 million shares to Mr. Tuchman for $2.0 million, giving him an additional 12.1% interest in EHI. Upon Mr. Tuchman's second investment, he entered into a confirmation joinder and amendment agreement which states that for as long as Mr. Tuchman owns 50% of EHI's common stock, all action requiring stockholder approval shall require approval of holders of at least 66-2/3% of EHI common stock. The remaining equity of $4.0 million, which represents approximately 17% of the fair value of the assets at inception, comes from unrelated third parties and is at risk.

     In June 2001, the Company entered into a transaction whereby the Company agreed to fund an additional $5.0 million for certain development activities in exchange for a licensing agreement and the right to convert this additional investment into Series B Preferred Stock that is convertible at the option of the Company into EHI's common stock. As of December 31, 2001, $4.9 million of this additional commitment had been funded. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     As discussed above, the Company's Series A Convertible Preferred Stock, its $7.0 million line of credit and its additional $5.0 million investment are each convertible into EHI common stock under certain circumstances. Additionally, the Company's option to purchase 95% of the common stock of EHI is also allowed only under certain circumstances, none of which currently exist. There is no assurance that the Company will either convert its convertible securities or exercise its purchase option.

     As a preferred stockholder, the Company accounts for its investment in EHI under the equity method of accounting. Accordingly, the Company records all of EHI's losses in excess of the value of all subordinate equity investments in EHI (common stock). The Company began reflecting EHI losses during the second quarter of 2001. These losses, which totaled $7.7 million, are included as a separate line item in other income (expense) in the accompanying consolidated statements of operations. During 2000, the Company did not record any losses from EHI subsequent to the sale of common stock.

     During the second quarter of 2001, after EHI was unsuccessful in raising additional outside capital, the Company concluded that its investment in EHI exceeded its fair value and such decline was other than temporary. As a result, the Company recorded a $16.5 million charge to adjust the investment's carrying value down to its estimated fair value. The Company's net investment in EHI of $3.8 million at December 31, 2001 is included in other assets in the accompanying consolidated balance sheets. EHI has no outside debt or other outstanding borrowings other than that owed to the Company.

     Management of EHI believe that they have sufficient cash reserves and working capital to fund EHI through at least March 31, 2002, however, EHI expects to require an additional $5 to $6 million of funding during 2002. If the Company authorizes additional funding for EHI, it is not expected to materially affect the Company's liquidity or the availability of or requirements for capital resources. There can be no assurance that the Company will authorize additional funding for EHI, or that EHI will obtain funding from other sources.

     In March 2000, the Company and State Street Bank and Trust Company ("State Street") entered into a lease agreement whereby State Street acquired 12 acres of land in Arapahoe County, Colorado for the purpose of constructing a new corporate headquarters for the Company (the "Planned Headquarters Building"). Subsequently, management of the Company decided to terminate the lease agreement as it was determined that the Planned Headquarters Building would be unable to accommodate the Company's anticipated growth. The Company recorded a $9.0 million loss on the termination of the lease in 2000, which is included in the accompanying consolidated statements of operations.

     In March 2001, the Company acquired from State Street the Planned Headquarters Building being constructed on its behalf for approximately $15.0 million and incurred additional capital expenditures to complete construction of the building. During the second quarter of 2001, after receiving various offers for the Planned Headquarters Building that were less than the estimated completed cost, the Company determined that the fair value of the building, less the cost to complete and sell, exceeded the carrying amount by $7.0 million. Accordingly, the Company recorded a loss on real estate for sale of $7.0 million, which is included in the accompanying consolidated statements of operations. In October 2001, the Company completed and sold the Planned Headquarters Building to a third party receiving net proceeds of approximately $11.8 million.

Forward-Looking Information May Prove Inaccurate

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

     Dependence on the Success of Our Clients' Products. In substantially all of our client programs, we generate revenues based, in large part, on the amount of time that our personnel devote to a client's customers. Consequently, and due to the inbound nature of our business, the amount of revenues generated from any particular client program is dependent upon consumers' interest in, and use of, the client's products and/or services. Furthermore, a significant portion of our expected revenues and planned capacity utilization relate to recently introduced product or service offerings of our clients. For example, in August 2000 Verizon announced that it was discontinuing its CLEC business. Verizon's CLEC business accounted for approximately 4% and 14% of our 2001 and 2000 revenues, respectively. All Verizon business accounted for 19% and 20% of our 2001 and 2000 revenues, respectively. There can be no assurance as to the number of consumers who will be attracted to the products and services of our clients, and who will therefore need our services, or that our clients will develop new products or services that will require our services.

     Risks Associated with an Economic Downturn. Our ability to enter into new multi-year contracts, particularly large, complex client agreements, may be dependent upon the general macroeconomic environment in which our clients and their customers are operating. Continued weakening of the U.S. and/or global economy could cause longer sales cycles, delays in closing new business opportunities and slower growth in existing contracts.

     Risks Associated with Financing Activities. From time to time, we may need to obtain debt or equity financing for capital expenditures for payment of existing obligations and to replenish cash reserves. There can be no assurance that we will be able to obtain such debt or equity financing, or that any such financing would be on terms acceptable to us.

     Reliance on a Few Major Clients. We strategically focus our marketing efforts on developing long-term relationships with large, multinational companies in targeted industries. As a result, we derive a substantial portion of our revenues from relatively few clients. There can be no assurance that we will not become more dependent on a few significant clients, that we will be able to retain any of our largest clients, that the volumes or profit margins of our most significant programs will not be reduced, or that we would be able to replace such clients or programs with clients or programs that generate comparable profits. Consequently, the loss of one or more of our significant clients could have a material adverse effect on our business, results of operations or financial condition.

     Risks Associated with Our Contracts. Most of our contracts do not ensure that we will generate a minimum level of revenues, and the profitability of each client program may fluctuate, sometimes significantly, throughout the various stages of such program. Although we seek to sign multiyear contracts with our clients, our contracts generally enable the clients to terminate the contract, or terminate or reduce customer interaction volumes, on relatively short notice. Although some contracts require the client to pay a contractually agreed amount in the event of early termination, there can be no assurance that we will be able to collect such amount or that such amount, if received, will sufficiently compensate us for our investment in the canceled program or for the revenues we may lose as a result of the early termination. We are usually not designated as our client's exclusive service provider, however, we believe that meeting our clients' expectations can have a more significant impact on revenues generated by us than the specific terms of our client contracts. In addition, some of our contracts limit the aggregate amount we can charge for our services, and some prohibit us from providing services to the client's direct competitors that are similar to the services we provide to such client.

     Risks Associated with International Operations and Expansion. We currently conduct business in Argentina, Australia, Brazil, Canada, China, Northern Ireland, Mexico, New Zealand, Singapore, Scotland, Spain and the United States. One component of our growth strategy is continued international expansion. There can be no assurance that we will be able to (i) increase our market share in the international markets in which we currently conduct business or (ii) successfully market, sell and deliver our services in additional international markets. In addition, there are certain risks inherent in conducting international business, including exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws, including foreign labor laws, unexpected changes in regulatory requirements, difficulties in managing capacity utilization and in staffing and managing foreign operations, political instability and potentially adverse tax consequences. Any one or more of these factors could have a material adverse effect on our international operations and, consequently, on our business, results of operations or financial condition.

     Risks Associated with Cost and Price Increases. A few of our contracts allow us to increase our service fees if and to the extent certain cost or price indices increase; however, most of our contracts do not contain such provisions and some contracts require us to decrease our service fees if, among other things, we do not achieve certain performance objectives. Increases in our service fees that are based upon increases in cost or price indices may not fully compensate us for increases in labor and other costs incurred in providing services.

     Difficulties of Managing Capacity Utilization. Our profitability is influenced significantly by our customer interaction center capacity utilization. We attempt to maximize utilization; however, because almost all of our business is inbound, we have significantly higher utilization during peak (weekday) periods than during off-peak (night and weekend) periods. We have experienced periods of idle capacity, particularly in our multi-client customer interaction centers. In addition, we have experienced, and in the future may experience, at least in the short-term, idle peak period capacity when we open a new customer interaction center or terminate or complete a large client program. From time to time we assess the expected long-term capacity utilization of our centers. Accordingly, we may, if deemed necessary, consolidate or shutdown under-performing centers in order to maintain or improve targeted utilization and margins. There can be no assurance that we will be able to achieve or maintain optimal customer interaction center capacity utilization. During 2001, we determined to close our center in Thornton, Colorado due to poor operating performance and low capacity utilization.

     Difficulties of Managing Rapid Growth. With the exception of 2001, we have experienced rapid growth over the past several years. Continued future growth will depend on a number of factors, including the general macroeconomic conditions of the global economy and our ability to (i) initiate, develop and maintain new client relationships and expand our existing client programs; (ii) recruit, motivate and retain qualified management and front-line personnel;
(iii) rapidly identify, acquire or lease suitable customer interaction center facilities on acceptable terms, and complete the buildout of such facilities in a timely and economic fashion; and (iv) maintain the high quality of the solutions we provide to our clients. There can be no assurance we will be able to effectively manage our expanding operations or maintain our profitability. If we are unable to effectively manage our growth, our business, results of operations or financial condition could be materially adversely affected.

     Risks Associated with Rapidly Changing Technology. Our business is highly dependent on our computer and telecommunications equipment and software capabilities. Our failure to maintain the superiority of our technological capabilities or to respond effectively to technological changes could have a material adverse effect on our business, results of operations or financial condition. Our continued growth and future profitability will be highly dependent on a number of factors, including our ability to (i) expand our existing solutions offerings; (ii) achieve cost efficiencies in our existing customer interaction center operations; and (iii) introduce new solutions that leverage and respond to changing technological developments. There can be no assurance that technologies or services developed by our competitors will not render our products or services non-competitive or obsolete, that we can successfully develop and market any new services or products, that any such new services or products will be commercially successful or that the integration of automated customer support capabilities will achieve intended cost reductions.

     Dependence on Key Personnel. Continued growth and profitability will depend upon our ability to maintain our leadership infrastructure by recruiting and retaining qualified, experienced executive personnel. In March 2001, we named Kenneth D. Tuchman, founder and Chairman of our board, as Chief Executive Officer following the resignations of our former CEO and COO. In October 2001, we named James E. Barlett as Vice Chairman of the Company. Competition in our industry for executive-level personnel is strong and there can be no assurance that we will be able to hire, motivate and retain highly effective executive employees, or that we can do so on economically feasible terms.

     Dependence on Labor Force. Our success is largely dependent on our ability to recruit, hire, train and retain qualified employees. Our industry is very labor-intensive and has experienced high personnel turnover. A significant increase in the employee turnover rate could increase recruiting and training costs and decrease operating effectiveness and productivity. Also, if we obtain several significant new clients or implement several new, large-scale programs, we may need to recruit, hire and train qualified personnel at an accelerated rate. We may not be able to continue to hire, train and retain sufficient qualified personnel to adequately staff new customer management programs. Because a significant portion of our operating costs relate to labor costs, an increase in wages, costs of employee benefits or employment taxes could have a material adverse effect on our business, results of operations or financial condition. In addition, certain of our customer interaction centers are located in geographic areas with relatively low unemployment rates, which could make it more difficult and costly to hire qualified personnel.

     Highly Competitive Market. We believe the market in which we operate is fragmented and highly competitive and competition is likely to intensify in the future. We compete with small firms offering specific applications, divisions of large entities, large independent firms and, most significantly, the in-house operations of clients or potential clients. A number of competitors may develop greater capabilities and resources than ours. Similarly, there can be no assurance that additional competitors with greater resources than us will not enter our market. Because our primary competitors are the in-house operations of existing or potential clients, our performance and growth could be adversely affected if our existing or potential clients decide to provide in-house customer management services they currently outsource, or retain or increase their in-house customer service and product support capabilities. In addition, competitive pressures from current or future competitors also could cause our services to lose market acceptance or result in significant price erosion, which could have a material adverse effect upon our business, results of operations or financial condition.

     Difficulties of Completing and Integrating Acquisitions and Joint Ventures. In the past, we have pursued, and in the future we may continue to pursue, strategic acquisitions of companies with services, technologies, industry specializations or geographic coverage that extend or complement our existing business. There can be no assurance that we will be successful in acquiring such companies on favorable terms or in integrating such companies into our existing businesses, or that any completed acquisition will enhance our business, results of operations or financial condition. We have faced, and in the future may continue to face, increased competition for acquisition opportunities, which may inhibit our ability to consummate suitable acquisitions on favorable terms. We may require additional debt or equity financing for future acquisitions, and such financing may not be available on terms favorable to us, if at all. As part of our growth strategy, we also may pursue strategic alliances in the form of joint ventures and partnerships. Joint ventures and partnerships involve many of the same risks as acquisitions, as well as additional risks associated with possible lack of control. There can be no assurance that we will successfully manage these risks.

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

     Variability of Quarterly Operating Results. We have experienced and could continue to experience quarterly variations in operating results because of a variety of factors, many of which are outside our control. Such factors include the timing of new contracts; labor strikes and slowdowns in the business of our clients; reductions or other modifications in our clients' marketing and sales strategies; the timing of new product or service offerings; the expiration or termination of existing contracts or the reduction in existing programs; the timing of increased expenses incurred to obtain and support new business; changes in the revenue mix among our various service offerings; and the seasonal pattern of certain businesses served by us. In addition, we make decisions regarding staffing levels, investments and other operating expenditures based on our revenue forecasts. If our revenues are below expectations in any given quarter, our operating results for that quarter would likely be materially adversely affected.

     Foreign Currency Exchange Risk. With an expanding global reach, we are increasingly exposed to the market risk associated with foreign currency exchange fluctuations. Although we have entered into forward financial instruments to manage and reduce the impact of changes in foreign currency rates, there can be no assurance that such instruments will protect us from foreign currency fluctuations or that we have or will have instruments in place with respect to the most volatile currencies.

     Dependence on Key Industries. We generate a majority of our revenues from clients in the communications, automotive, transportation, financial services and government services industries. Our growth and financial results are largely dependent on continued demand for our services from clients in these industries and current trends in such industries to outsource certain customer management services. A general economic downturn in any of these industries or a slowdown or reversal of the trend in any of these industries to outsource certain customer management services could have a material adverse effect on our business, results of operations or financial condition.

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

     See Note 2 to the consolidated financial statements for information on Business Segment Reporting and Geographic Region Disclosure.

Item 2. Properties.

     Our corporate headquarters are located in Englewood, Colorado, in approximately 264,000 square feet of leased office space. As of December 31, 2001, we leased (unless otherwise noted) and operated the following customer interaction centers:

                                                              Number of                            Total
                                                            ------------                        ------------
                                              Year Opened    Production    Number of Training     Number of
                                              -----------   ------------   ------------------   ------------
            Location                          or Acquired   Workstations     Workstations/1/    Workstations
---------------------------------             -----------   ------------     ---------------    ------------
U.S. Outsourced Centers
Birmingham, Alabama                               1999            450             113                 563
Deland, Florida                                   2000            285              60                 345
Enfield, Connecticut                              1998            411              81                 492
North Hollywood, California                       2000            697             125                 822
Kansas City, Kansas                               1998            500             230                 730
Melbourne, Florida                                2000            525              75                 600
Morgantown, West Virginia                         2000            550             115                 665
Moundsville, West Virginia                        1998            400              59                 459
Niagara Falls, New York                           1997            570              96                 666
Stockton, California                              2000            450              80                 530
Thornton, Colorado, Second Floor                  1996            416              58                 474
Topeka, Kansas                                    1999            510             100                 610
Uniontown, Pennsylvania                           1998            570              76                 646

Database Marketing and Consulting
San Diego, California                             2000            272              28                 300

International Outsourced Centers
Auckland, New Zealand                             1996            274              73                 347
Barcelona, Spain, Center 1                        2000            209               0                 209
Barcelona, Spain, Center 2                        2001            183               0                 183
Belfast, Ireland                                  2001            583             116                 699
Buenos Aires, Argentina, Center 1                 1999            606              31                 637
Buenos Aires, Argentina, Center 2                 1999            194               0                 194
Canberra, Australia                               2000            102               0                 102
Glasgow, Scotland                                 1996            757              42                 799
Hong Kong, China                                  2000            268               0                 268
Leon, Mexico                                      2000          1,200             100               1,300
London, Ontario                                   2000            556             120                 676
Madrid, Spain, Center 1                           2000            209               0                 209
Madrid, Spain, Center 2                           2000             82               0                  82
Melbourne, Australia                              1997            606              99                 705
Mexico City, Mexico                               1997            940              96               1,036
New Castle, Australia                             2001            112               0                 112
North Bay, Ontario                                2000            304              48                 352
Sao Paulo, Brazil                                 1998            365              24                 389
Seville, Spain                                    2000            217               0                 217
Shepard, Ontario                                  1998            251              40                 291
Sudbury, Ontario                                  1999            538              71                 609
Sydney, Australia                                 1996            338              47                 385
Tampines, Singapore                               1998            197              20                 217

                                                              Number of                            Total
                                                            ------------                        ------------
                                              Year Opened    Production    Number of Training     Number of
                                              -----------   ------------   ------------------   ------------
            Location                          or Acquired   Workstations     Workstations/1/    Workstations
---------------------------------             -----------   ------------     ---------------    ------------

International Outsourced Centers (cont.)
Toronto, Ontario                                  2000            594              60                 654
Valencia, Spain                                   2000            138               0                 138
Zaragoza, Spain                                   2000            114               0                 114

Managed Centers/2/
Christchurch, New Zealand                         2000             80               0                  80
Greenville, South Carolina                        1996            611             105                 716
La Trobe Valley, Australia                        2001            251              24                 275
Montbello, Colorado                               1996            486             182                 668
Tampa, Florida                                    1996            652              90                 742
Toronto, Ontario                                  1998            400              80                 480
Tucson, Arizona                                   1996            795              90                 885
Wellington, New Zealand                           2001             75               0                  75

Total number of workstations                                   19,893           2,854              22,747

/1/ Training workstations are fully operative as production workstations should the Company require additional capacity.

/2/ Centers are leased or owned by TeleTech's clients, and managed by TeleTech on behalf of such clients pursuant to facilities management agreements.

     The leases for our U.S. customer interaction centers have terms ranging from three to 20 years and generally contain renewal options. We believe that our existing customer interaction centers are suitable and adequate for our current operations. We target capacity utilization in our fully outsourced centers at 85% of our available workstations during peak (weekday) periods. Our plans for 2002 include plans for several new international centers.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of its fiscal year ended December 31, 2001.

Executive Officers of TeleTech Holdings, Inc.

     In accordance with General Instruction G(3) of this Form 10-K, the following information is included as an additional item in Part I:

                                                                                                            Date
                                                                                                          --------
                                                                                                          Position
                                                                                                          --------
           Name                                            Position                                 Age    Assumed
------------------------   ----------------------------------------------------------------------   ---   --------

Kenneth D. Tuchman/1/      Chairman and Chief Executive Officer                                      42     2001
James E. Barlett/2/        Vice Chairman                                                             58     2001
Christopher J. Batson/3/   Vice President--Treasurer                                                 34     2001
R. Sean Erickson/4/        President and General Manager--North America Operations and Technology    40     1997
Michael E. Foss/5/         Executive Vice President--Corporate Development                           44     1999
James B. Kaufman/6/        Executive Vice President, General Counsel and Secretary                   40     1999
Margot M. O'Dell/7/        Chief Financial Officer and Executive Vice President of Administration    37     2000
Jeffrey S. Sperber/8/      Vice President--Controller                                                37     2001

/1/ Mr. Tuchman founded TeleTech's predecessor company in 1982 and has served as the Chairman of the Board of Directors since TeleTech's formation in 1994. Mr. Tuchman served as the Company's President and Chief Executive Officer from the Company's inception until the appointment of Scott Thompson as Chief Executive Officer and President in October of 1999. In March 2001, Mr. Tuchman resumed the position of Chief Executive Officer following the resignation of Mr. Thompson in March of 2001. Mr. Tuchman has also held various board and officer positions with a number of TeleTech's affiliates, and Mr. Tuchman serves on the board of Ocean Journey and the Boy Scouts of America. Mr. Tuchman is also a member of the State of Colorado Governor's Commission on Science and Technology.

/2/ Mr. Barlett has served as a director of TeleTech since February 2000 and Vice Chairman of TeleTech since October 2001. Before joining TeleTech as Vice Chairman, Mr. Barlett served as the President and Chief Executive Officer of Galileo International, Inc. from 1994 to 2001, was elected Chairman in 1997 and served until 2001. Prior to joining Galileo, Mr. Barlett served as Executive Vice President of Worldwide Operations and Systems for MasterCard International Corporation, where he was also a member of the MasterCard International Operations Committee. Previously, Mr. Barlett was Executive Vice President of Operations for NBD Bankcorp, Vice Chairman of Cirrus, Inc., and a partner with Touche Ross and Co., currently known as Deloitte and Touche. Mr. Barlett also serves on the board of Korn/Ferry International.

/3/ Before joining TeleTech in January 2001, Mr. Batson served as an Account Director within the Teradata Division of NCR Corporation, a data warehousing and customer relationship management solution provider. During his four years with NCR, Mr. Batson also held several financial management positions within NCR's Treasury Department, including Director of Capital Markets & Corporate Finance and Manager of Mergers & Acquisitions. Before joining NCR in 1997, Mr. Batson was a Senior Consultant with Deloitte Consulting.

/4/ Before joining TeleTech in 1997, Mr. Erickson served in a variety of customer service and operations strategy positions at TeleCommunications, Inc. ("TCI") including Chief Operating Officer of a call center joint venture between TCI and Primestar Satellite, Inc. Before joining TCI in 1995, Mr. Erickson held numerous sales, marketing, and customer service positions at MCI Telecommunications, including Director of Customer Retention Marketing, Director of Operator Services, and Executive Director of Mass Markets Customer service with responsibility for 12 call centers and 5,000 employees, nationwide.

/5/ Before joining TeleTech in 1999, Mr. Foss served as Chief Executive Officer of Picture Vision, Inc., a subsidiary of Eastman Kodak that focused on Internet imaging. Mr. Foss was also General Manager of online digital services and Vice President of consumer imaging for Kodak. Prior to this position, Mr. Foss was General Manager of Components, Services and Media for Kodak's Business Imaging Systems Division. Before joining Kodak, Mr. Foss served as Senior Vice President and Chief Financial Officer for Rally's and held numerous positions with IBM, including Director of Financial Planning, Worldwide Sales and Services, and Director of Corporate Treasury Operations.

/6/ Before joining TeleTech in 1999, Mr. Kaufman served as Vice President--Law at Orion Network Systems (renamed Loral Cyberstar following its acquisition by Loral Space & Communications in March 1998), a publicly traded international satellite-based communications company. Before joining Orion in 1994, Mr. Kaufman was engaged in private law practice, most recently with Proskauer Rose, a national law firm.

/7/ Before joining TeleTech in 2000, Ms. O'Dell served as Senior Vice President of Finance for Global Network Operations at Qwest, formerly U S WEST. Prior to that position, Ms. O'Dell served as Vice President of Human Resources, Employee and Retiree Services and as Executive Director of Corporate Benefits for U S WEST. Prior to U S WEST, Ms. O'Dell was Vice President Finance and Operations for FHP Healthcare's Eastern Division.

/8/ Before joining TeleTech in March of 2001, Mr. Sperber served as Chief Financial Officer of USOL Holdings, Inc., a publicly held company providing bundled video, voice and data services to residents of multi-family housing units. Prior to joining USOL in 1997, Mr. Sperber served as the Controller for TCI Wireline, Inc., a subsidiary of TCI that focused on launching local telephone service and managing TCI's telephone investments in Sprint PCS and Teleport Communications Group.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's common stock is traded on the Nasdaq Stock Market under the symbol "TTEC." The following table sets forth the range of the high and low sales prices per share of the common stock for the fiscal quarters indicated as reported on the Nasdaq Stock Market:

                                                High       Low
                                               ------    ------

        First Quarter 2001                     $21.31    $ 7.25
        Second Quarter 2001                    $ 9.85    $ 6.25
        Third Quarter 2001                     $ 9.00    $ 5.39
        Fourth Quarter 2001                    $14.75    $ 6.92

        First Quarter 2000                     $43.69    $23.38
        Second Quarter 2000                    $41.19    $27.13
        Third Quarter 2000                     $38.31    $19.75
        Fourth Quarter 2000                    $30.25    $16.13

     As of March 25, 2002, there were 76,921,588 shares of common stock outstanding, held by approximately 166 stockholders of record.

     TeleTech did not declare or pay any dividends on its common stock in 2001 or 2000 and it does not expect to do so in the foreseeable future. Management anticipates that all cash flow generated from operations in the foreseeable future will be retained and used to develop and expand TeleTech's business however, the Board of Directors has authorized the repurchase of up to $5 million of the Company's common stock. Any future payment of dividends will depend upon TeleTech's results of operations, financial condition, cash requirements and other factors deemed relevant by the board of directors. Additionally, TeleTech's Revolving Credit Agreement and Senior Notes described under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" both restrict TeleTech's ability to pay dividends.

Item 6. Selected Financial Data.

     The following selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and the related notes appearing elsewhere in this report. The financial information for years prior to 2000 have been restated to reflect the August 2000 business combination with Contact Center Holdings, S.L. and the December 2000 business combination with Newgen Results Corporation. The financial information for years prior to 1998 have been restated to reflect the June 1998 business combinations with Electronic Direct Marketing Ltd. and Digital Creators, Inc. All of the mentioned business combinations were accounted for using the pooling-of-interests method of accounting.

                                                                 Year Ended December 31,
                                            -----------------------------------------------------------------
                                              2001           2000          1999          1998          1997
                                            --------       --------      --------      --------      --------
                                                  (in thousands, except per share and operating data)
Statement of Operations Data:
   Revenues                                 $916,144       $885,349      $604,264      $424,877      $311,097
   Costs of services                         587,423        557,681       403,648       282,689       202,906
   SG&A and other operating expenses         237,253/5/     206,750/4/    117,758        90,952        65,204
   Depreciation and amortization              60,308         48,001        32,661        20,856        11,331
   Income from operations                     31,160         72,917        50,197        30,380        31,656
   Other income (expense)                    (31,401)/6/     49,386/3/      7,561/2/         68/1/      1,881
   Provision for income taxes                    174         46,938        20,978        13,344        14,206
   Minority interest                          (1,510)        (1,559)           --            --            --

   Net income (loss)                        $ (1,925)      $ 73,806      $ 36,780      $ 17,104      $ 19,331

   Net income (loss) per share--
      Basic                                 $  (0.03)      $   1.00      $   0.51      $   0.24      $   0.30
      Diluted                               $  (0.03)      $   0.93      $   0.49      $   0.24      $   0.27
   Average shares outstanding--
      Basic                                   75,804         74,171        70,557        66,228        64,713
      Diluted                                 75,804         79,108        74,462        71,781        70,969

Operating Data:
   Number of production workstations          19,893         20,600        13,800        10,100         6,800
   Number of customer interaction centers         48             50            33            26            20

Balance Sheet Data:
   Working capital                          $185,205       $173,123      $111,850      $ 68,137      $ 88,445
   Total assets                              573,939        580,899       362,579       251,729       207,249
   Long-term debt, net of current portion     83,997         74,906        27,404         7,660        11,001
   Redeemable convertible preferred stock         --             --            --        16,050        14,679
   Total stockholders' equity                347,950        363,365       253,145       157,931       132,586

/1/ Includes non-recurring $1.3 million of business combination expenses relating to two pooling-of-interest transactions.

/2/ Includes a non-recurring $6.7 million gain from a contract settlement payment made by a former client.

/3/ Includes the following non-recurring items: a $57.0 million gain on the sale of securities, $10.5 million of business combination expenses relating to two pooling-of-interest transactions, and a $4.0 million gain on the sale of a subsidiary.

/4/ Includes the following non-recurring items: an $8.1 million loss on the closure of a subsidiary and three customer interaction centers and a $9.0 million loss on the termination of a lease on the Company's planned headquarters building.

/5/ Includes the following non-recurring items: $18.5 million of restructuring charges related to the termination of approximately 500 employees, a $7.7 million loss on the closure of a customer interaction center and a $7.0 million loss on the sale of the Company's planned headquarters building.

/6/ Includes a non-recurring loss of $16.5 million for an other than temporary decline in value of an equity investment and a $0.7 million charge for a workforce reduction for a non-consolidated subsidiary.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "Forward Looking Information May Prove Inaccurate" on page 7 for additional factors relating to such statements.

Overview

     The Company classifies its business activities into four fundamental segments: North American outsourcing, international outsourcing, database marketing and consulting, and corporate activities. North American outsourcing consists of customer management services provided in the U.S. and Canada. North American and international outsourcing also include facilities management arrangements (client owned centers). These segments are consistent with the Company's management of the business and generally reflect its internal financial reporting structure and operating focus. North American and international outsourcing provide comprehensive customer management solutions. Database marketing and consulting provide outsourced database management, direct marketing and related customer retention services for automobile dealerships and manufacturers. Included in corporate activities are general corporate expenses, operational management expenses not attributable to any other segment and technology services. Segment accounting policies are the same as those used in the consolidated financial statements. There are no significant transactions between the reported segments for the periods presented.

     TeleTech generates its revenues primarily by providing customer management solutions. The Company's fully outsourced customer interaction centers serve either multiple clients (multi-client centers) or one dedicated client (dedicated centers). The Company bills for its services based primarily on the amount of time TeleTech representatives devote to a client's program, and revenues are recognized as services are provided. The Company also derives revenues from consulting services, including the sale of customer interaction center and customer management technology, automated customer support, database management, systems integration, Web-based applications and distance-based learning and education. These consulting and technology revenues historically have not been a significant component of the Company's revenues. The Company seeks to enter into multiyear contracts with its clients that cannot be terminated for convenience except upon the payment of a termination fee. The majority of the Company's revenues are, and the Company anticipates that the majority of its future revenues will continue to be, from multiyear contracts. However, the Company does provide some programs on a short-term basis and the Company's operations outside of North America are characterized by shorter-term contracts. The Company's ability to enter into new multiyear contracts, particularly large complex opportunities, may be dependent upon the macroeconomic environment in general and the specific industry environments in which its customers are operating. A weakening of the U.S. and/or global economy could cause longer sales cycles or delays in closing new business opportunities. As a result of a weakening global economy, the Company encountered delays in both the ramp up of some existing client programs as well as the closing of sales opportunities for large customer care programs during 2001.

     TeleTech's profitability is significantly influenced by its customer interaction center capacity utilization. The Company seeks to optimize new and existing capacity utilization during both peak (weekday) and off-peak (night and weekend) periods to achieve maximum fixed cost absorption. Historically, the majority of the Company's revenues have been generated during peak periods. TeleTech may be adversely impacted by idle capacity in its fully outsourced centers if prior to the opening or expansion of a customer interaction center, the Company has not contracted for the provision of services or if a client program does not reach its intended level of operations on a timely basis. In addition, the Company can also be adversely impacted by idle capacity in its facilities management contracts. In a facilities management contract, the Company does not incur the costs of the facilities and equipment; however, the costs of the management team supporting the customer interaction center are semi-fixed in nature, and absorption of these costs will be negatively impacted if the customer interaction center has idle capacity. The Company attempts to plan the development and opening of new customer interaction centers to minimize the financial impact resulting from idle capacity. In planning the opening of new centers or the expansion of existing centers, management considers numerous factors that affect its capacity utilization, including anticipated expirations, reductions, terminations or expansions of existing programs, and the size and timing of new client contracts that the Company expects to obtain. The Company continues to concentrate its marketing efforts toward obtaining larger, more complex, strategic customer management programs. As a result, the time required to negotiate and execute an agreement with the client can be significant. To enable the Company to respond rapidly to changing market demands, implement new programs and expand existing programs, TeleTech may be required to commit to additional capacity prior to the contracting of additional business, which may result in idle capacity. TeleTech targets capacity utilization in its fully outsourced centers at 85% of its available workstations during the weekday period. During 2001, the Company carried approximately four customer interaction centers of excess capacity above and beyond normal expected levels. From time to time the

Company assesses the expected long-term capacity utilization of its centers. Accordingly, the Company may, if deemed necessary, consolidate or shutdown under-performing centers in order to maintain or improve targeted utilization and margins.

     The Company records costs specifically associated with client programs as costs of services. These costs, which include direct labor wages and benefits, telecommunication charges and certain facility costs are primarily variable in nature. All other expenses of operations, including technology support, sales and marketing, human resource management and other administrative functions and customer interaction center operational expenses that are not allocable to specific programs, are recorded as selling, general and administrative ("SG&A") expenses. SG&A expenses tend to be either semi-variable or fixed in nature. The majority of the Company's operating expenses have consisted of labor costs. Representative wage rates, which comprise the majority of the Company's labor costs, have been and are expected to continue to be a key component of the Company's expenses. Some of the Company's contracts with its clients contain clauses allowing adjustment of billing rates in accordance with wage inflation.

     The cost characteristics of TeleTech's fully outsourced programs differ significantly from the cost characteristics of its facilities management programs. Under facilities management programs, customer interaction centers and the related equipment are owned by the client but are staffed and managed by TeleTech. Accordingly, facilities management programs have higher costs of services as a percentage of revenues and lower SG&A expenses as a percentage of revenues than fully outsourced programs. Additionally, the cost characteristics of the Company's dedicated centers differ from the cost characteristics of its multi-client centers. Dedicated centers have lower SG & A expenses than multi-client centers as they do not require as many resources for management and other administrative functions. Accordingly, multi-client centers have higher SG & A as a percentage of revenues than dedicated centers. As a result, the Company expects its overall gross margin will continue to fluctuate on a quarter-to-quarter basis as revenues attributable to fully outsourced programs vary in proportion to revenues attributable to facilities management programs. Management believes the Company's operating margin, which is income from operations expressed as a percentage of revenues, is a better measure of "profitability" on a period-to-period basis than gross margin. Operating margin may be less subject to fluctuation as the proportion of the Company's business portfolio attributable to fully outsourced programs versus facilities management programs changes. Revenue from facilities management contracts represented 11.8%, 13.5% and 15.6% of consolidated revenues in 2001, 2000 and 1999, respectively.

     The Company has used business combinations and acquisitions to expand the Company's international customer management operations and to obtain complementary technology solution offerings to extend its product line and vertical market presence. The following is a summary of this activity.

International Operations

                                                                               Consideration
                                                                          ------------------------
                                        Locations                           Shares        Cash          Date
                                        -------------------------------   ---------   ------------   ------------
iCcare Limited                          Hong Kong, China                     74,688   $2.0 million   October 2000
Contact Center Holdings, S.L.           Barcelona, Spain                  3,264,000             --   August 2000
Smart Call, S.A. & Connect, S.A.        Buenos Aires, Argentina                  --   $8.5 million   March 1999 &
                                                                                                     October 1999
Outsource Informatica, Ltda.            Sao Paulo, Brazil                   606,343             --   August 1998
EDM Electronic Direct Marketing, Ltd.   Toronto, Ontario, Canada          1,783,444             --   June 1998
Telemercadeo Integral, S.A.             Mexico City, Mexico                 100,000   $2.4 million   May 1997
TeleTech International Pty Limited      Sydney, Australia and Auckland,
                                        New Zealand                         970,240   $2.3 million   January 1996

Technology and Services

                                                                                      Consideration
                                                                                -------------------------
                                           Company Description                   Shares         Cash             Date
                                           ----------------------------------   ---------   -------------   -------------
Newgen Results Corporation                 Database marketing and
                                           consulting                           8,283,325              --   December 2000
Assets of the customer care division of    Provider of CRM support for the
   Boston Communications Group/c/          wireless industry                           --   $13.0 million   November 2000
FreeFire assets of Information
   Management Associates/b/                Marketing and software solutions            --   $ 1.0 million   June 2000
Pamet River, Inc./a/                       Database marketing and
                                           consulting                             285,711   $ 1.8 million   March 1999
Cygnus Computer Associates/b/              Provider of systems integration
                                           and call center software solutions     324,744   $ 0.7 million   December 1998
Digital Creators, Inc./d/                  Developer of Web-based
                                           applications and distance-based
                                           learning and education               1,069,000              --   June 1998
Intellisystems, Inc./b/                    Developer of automated product
                                           support systems                        344,487   $ 2.0 million   February 1998

/a/ Pamet River was closed in September of 2000. See Note 11 of the Financial Statements for further discussion.

/b/ These entities were transferred to the Company's enhansiv subsidiary. The common stock of enhansiv was then sold to a group of investors during the fourth quarter of 2000. See Note 8 of the Financial Statements for further discussion.

/c/ Boston Communication Group has the opportunity to earn additional amounts pursuant to an earnout provision. Additionally, the Company assumed approximately $2.0 million of liabilities.

/d/ Digital Creators, Inc. was closed in the first quarter of 2001 and its operations were merged into the Company. See Note 11 of the Financial Statements for further discussion.

Results of Operations

     The following table sets forth certain income statement data as a percentage of revenues:

                                                2001      2000      1999
                                               -----     -----     -----

Revenues                                       100.0%    100.0%    100.0%
Costs of services                               64.1      63.0      66.8
SG&A expenses                                   22.3      21.4      19.5
Depreciation and amortization                    6.6       5.4       5.4
Income from operations                           3.4       8.2       8.3
Other income (expense)                          (3.4)      5.6       1.3
Provision for income taxes                       0.0       5.3       3.5
Net income (loss)                               (0.2)      8.3       6.1

2001 Compared to 2000

     Revenues. Revenues increased $30.8 million, or 3.5%, to $916.1 million in 2001 from $885.3 million in 2000. The revenue increase resulted from net growth in existing client relationships driven by increases in North American and international outsourcing programs. On a segment basis, international outsourcing revenues increased $29.7 million, or 14.3% between years driven primarily from growth in the Company's Mexican operations. North American outsourcing revenues increased $18.1 million, or 3.1% between years primarily due to growth in the Company's Canadian operations partially offset by contract expirations and other client reductions. The Company's percentage of outsourced revenues derived from facilities management contracts decreased to 11.8% in 2001 from 13.5% in 2000. Revenues from database marketing and consulting decreased $7.1 million, or 9.1%, to $71.2 million in 2001 from $78.3 in 2000. The decrease between years resulted from a decrease in clients for the service reminder business and a decrease in consulting revenue. Revenues from corporate activities decreased by approximately $9.9 million due to the closure of the Company's Pamet River subsidiary in September 2000, the sale of the Company's enhansiv subsidiary to a group of investors in the fourth quarter of 2000 and the closure of its Digital Creators subsidiary in the first quarter of 2001.

     Costs of Services. Costs of services increased $29.7 million, or 5.3%, to $587.4 million in 2001 from $557.7 million in 2000. Costs of services increased to 64.1% of revenue in 2001 from 63.0% in 2000. The increase in costs of services as a percentage of revenue between years is primarily due to deterioration in European margins and the benefit of certain one-time contract restructurings that positively impacted 2000 margins.

     Selling, General and Administrative. Selling, general and administrative expenses increased $14.3 million, or 7.6%, to $204.0 million in 2001 from $189.7 million in 2000. As a percentage of revenues, selling, general and administrative expenses increased to 22.3% in 2001 from 21.4% in 2000. The increase between years as a percentage of revenue was primarily the result of an increase in excess capacity in the Company's multi-client centers between years. During 2001, the Company took certain cost cutting measures including two reductions in force and the closing of one customer interaction center. In connection with these actions, the Company took charges of $18.5 million and $7.7 million, respectively. As a result, the Company saw selling, general and administrative expenses decrease sequentially the last three quarters of 2001 as a percentage of revenue with the fourth quarter at 21.4% of revenue.

     Depreciation and Amortization. Depreciation and amortization increased $12.3 million, or 25.6%, to $60.3 million in 2001 from $48.0 million in 2000. Depreciation and amortization increased to 6.6% of revenue in 2001 from 5.4% in 2000. The increase in depreciation and amortization resulted from increases in property and equipment and intangible asset balances between years.

     Income from Operations. As a result of the foregoing factors, income from operations decreased $41.8 million, or 57.2%, to $31.2 million in 2001 from $72.9 million in 2000. As a percentage of revenue, operating income decreased to 3.4% in 2001 from 8.2% in 2000. Excluding the effect of non-recurring items, operating income decreased $25.6 million, or 28.4%, to $64.4 million in 2001 from $90.0 million in 2000. As a percentage of revenue, exclusive of non-recurring items, operating income decreased to 7.0% in 2001 from 10.2% in 2000. The Company considered its charges for restructuring, closing facilities or subsidiaries and the loss on its Planned Headquarters Building as non-recurring charges in 2001 and 2000.

     Other Income (Expense). Other income decreased $80.8 million to a loss of $31.4 million in 2001 from income of $49.4 million in 2000. Included in 2001 other expense is a non-recurring $16.5 million loss for the other than temporary decline in value of its equity investment in enhansiv, as well as $7.7 million for the Company's share of losses from enhansiv ($0 in 2000). Included in 2000 other income is a non-recurring $57.0 million gain on the sale of securities, a non-recurring $4.0 million gain on the sale of a subsidiary and $10.5 million in business combination expenses related to two business combinations accounted for under the pooling-of-interest method. Additionally, net interest expense increased approximately $4.4 million in 2001 from 2000, primarily due to higher outstanding debt balances during 2001.

     Income Taxes. Taxes on income decreased $46.7 million to $0.2 million in 2001 from $46.9 million in 2000 primarily due to a decrease in taxable income of $122.5 million between years as a result of the factors described above. The Company's effective tax rate was 72.2% in 2001 compared to 38.4% in 2000. The 2001 effective tax rate was impacted by the non-deductibility of equity losses from the investment in enhansiv for part of the year combined with the relatively small net loss amount. Excluding the non-recurring items described above, the Company's effective tax rate for 2001 was 40.0% compared with 39.3% for 2000. The increase in effective tax rate between years was primarily due to the non-deductible equity losses mentioned above.

     Net Income (Loss). As a result of the foregoing factors, and the minority interest in the Company's Percepta joint venture, the Company recorded a net loss of $1.9 million in 2001 compared to net income of $73.8 million in 2000. Diluted loss per share was $0.03 in 2001 compared to earnings of $0.93 per share in 2000. Excluding the effects of the non-recurring items described above, diluted earnings per share was $0.37 per share in 2001 compared to $0.66 per share in 2000.

2000 Compared to 1999

     Revenues. Revenues increased $281.0 million, or 46.5%, to $885.3 million in 2000 from $604.3 million in 1999. The revenue increase resulted from growth in new and existing client relationships offset in part by contract expirations and other client reductions. On a segment basis, North American outsourcing revenue increased 44.7% to $591.8 million in 2000 from $409.1 million in 1999. The increase resulted from growth in new and existing client relationships, primarily in Canada. International outsourcing revenues increased 73.8% to $207.0 million in 2000 from $119.1 million in 1999. The increase in international outsourcing revenues resulted primarily from growth in the Company's European and Latin American operations. Revenues from database marketing and consulting increased 41.8% to $78.3 million in 2000 from $55.2 million in 1999. This increase was due primarily to the increase in database marketing and consulting clients and an acquisition that was completed by Newgen in the fourth quarter of 1999. Revenues from corporate activities consist of consulting services, automated customer support, systems integration, database management, Web-based applications and distance-based learning and education. These revenues totaled $8.3 million in 2000, a decrease of $12.5 million from $20.8 million in 1999. The decrease in revenue from corporate activities was primarily due to the closure of the Company's Pamet River subsidiary in September 2000 and the sale of the common stock of the Company's enhansiv subsidiary to a group of investors in the fourth quarter of 2000.

     Costs of Services. Costs of services increased $154.0 million, or 38.2%, to $557.7 million in 2000 from $403.6 million in 1999. Costs of services as a percentage of revenues decreased from 66.8% in 1999 to 63.0% in 2000. This decrease in costs of services as a percentage of revenues is primarily the result of strong growth from both new and existing clients, increased operating efficiencies and the decline in the percentage of revenues generated from facilities management programs. Additionally, cost of services as a percentage of revenue was positively impacted by contract restructurings with two clients in the fourth quarter of 2000.

     Selling, General and Administrative. SG&A expenses increased $71.9 million, or 61.1%, to $189.7 million in 2000, from $117.8 million in 1999 primarily resulting from the Company's increased number of customer interaction centers, global expansion and increased investment in technology. SG&A expenses as a percentage of revenues increased from 19.5% in 1999 to 21.4% in 2000. This increase is primarily the result of an increase in the percentage of revenue generated from multi-client center programs.

     Depreciation and Amortization. Depreciation and amortization increased $15.3 million, or 47.0%, to $48.0 million in 2000 from $32.7 million in 1999. As a percentage of revenue, depreciation and amortization was 5.4% for both 2000 and 1999. The increase in depreciation and amortization between years is due to increases in property and equipment and intangible assets.

     Income from Operations. As a result of the foregoing factors, income from operations increased $22.7 million, or 45.3%, to $72.9 million in 2000 from $50.2 million in 1999. Income from operations as a percentage of revenues decreased to 8.2% in 2000 from 8.3% in 1999. Included in 2000 operating income are the following non-recurring items: an $8.1 million loss on the closure of a subsidiary and three customer interaction centers and a $9.0 million loss on the termination of a lease on the Company's planned headquarters building. Income from operations, exclusive of non-recurring items, increased $39.8 million or 79.3%, to $90.0 million in 2000. Income from operations as a percentage of revenues, exclusive of non-recurring items, increased to 10.2% in 2000 from 8.3% in 1999.

     Other Income (Expense). Other income increased $41.8 million to $49.4 million in 2000 compared to $7.6 million in 1999. Included in other income in 2000 are the following non-recurring items: a $57.0 million gain on the sale of securities, a $4.0 million gain on the sale of a subsidiary and $10.5 million in business combination expenses related to two business combinations accounted for under the pooling-of-interest method. Included in other income in 1999 is a $6.7 million gain on the settlement of a long-term contract, which was terminated by a client in 1996.

     Income Taxes. Taxes on income increased $25.9 million to $46.9 million in 2000 from $21.0 million in 1999 primarily due to higher pre-tax income. The Company's effective tax rate was 38.4% in 2000 compared to 36.3% in 1999. The lower effective tax rate in 1999 was due to an acquisition accounted for under the pooling-of-interest method.

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

Liquidity and Capital Resources

     Cash provided by operating activities was $103.6 million in 2001 compared to $36.3 million in 2000. Cash provided by operating activities for 2001 consists of a net loss of $1.9 million before adjustments for depreciation and amortization, bad debt, working capital, and other charges primarily related to restructurings and its equity investment in enhansiv. The change in cash flows from working capital between years of approximately $60.0 million is primarily the result of a decrease in accounts receivable, partially offset by a decrease in accounts payable and accrued expenses. Accounts receivable decreased as a result of more aggressive collection procedures. The Company's days sales outstanding decreased from 73 days in 2000 to 65 days in 2001.

     The Company used $75.2 million in investing activities during 2001. In 2001, the Company's capital expenditures (exclusive of expenditures on the Company's planned headquarters building) were $52.1 million, a decrease of $65.9 million from 2000. Other 2001 investing cash flows were primarily uses of $13.8 million, representing net expenditures on the planned headquarters building and $11.9 million of funding for enhansiv.

     Historically, capital expenditures have been, and future capital expenditures are anticipated to be, primarily for the development of customer interaction centers, technology deployment and systems integrations. The Company currently expects total capital expenditures in 2002 to be approximately $70 million to $75 million. The Company expects its capital expenditures will be used primarily to open several new non-U.S. customer interaction centers, maintenance capital for existing centers and internal technology projects. Such expenditures will be financed with internally generated funds and existing cash balances. The level of capital expenditures incurred in 2002 will be dependent upon new client contracts obtained by the Company and the corresponding need for additional capacity. In addition, if the Company's future growth is generated through facilities management contracts, the anticipated level of capital expenditures could be reduced.

     Cash provided by financing activities in 2001 was $7.8 million. This primarily resulted from proceeds received from the Senior Notes issuance in the amount of $75.0 million offset by repaying the revolving line of credit in the amount of $62.0 million. Additional proceeds from financing activities were generated by the exercise of stock options and employee stock purchases and other uses were for payments on long-term notes and capital lease obligations. In 2000, cash provided by financing activities of $34.1 million resulted primarily from net borrowings from the line of credit.

     As mentioned above, in the fourth quarter of 2001, the Company completed a $75.0 million offering of unsecured Senior Notes. The Senior Notes consist of two tranches; $60.0 million bearing interest at 7% per annum with a seven-year term and $15.0 million bearing interest at 7.4% per annum with a 10-year term. Additionally, the Company has an unsecured revolving line of credit agreement with a syndicate of five commercial banks under which it may borrow up to $87.5 million. At December 31, 2001, there were no borrowings under the line of credit. The line of credit expires in November 2002. It is management's intent to renegotiate the line and extend the maturity date. There is no assurance that the line of credit will be renegotiated or extended. The Company believes that existing cash on hand, along with internally generated cash flows and availability under its revolving line of credit are sufficient to fund planned operations for the foreseeable future.

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

     In December 2000, the Company and State Street Bank and Trust Company ("State Street") consummated a lease transaction for the Company's new corporate headquarters, whereby State Street acquired the property at 9197 South Peoria Street, Englewood, Colorado (the "Property"). Simultaneously, State Street leased the Property to TeleTech Services Corporation ("TSC"), a wholly owned subsidiary of the Company. As part of the transaction, State Street formed a special purpose entity to purchase the Property and hold the associated equity and debt from a group of banks. The debt held by this entity was approximately $37.0 million at December 31, 2001. The Company's lease on the Property has a four-year term and expires in December 2004. At expiration, the Company has three options: 1) renew the lease for two one-year periods at the same monthly rate paid during the original term, 2) purchase the Property for approximately $38.2 million, or 3) vacate the Property. In the event the Company vacates the Property, the Company must sell the Property. If the Property is sold for less than $38.2 million, the Company has guaranteed State Street a residual payment upon sale of the building based on a percentage of the difference between the selling price and appraised fair market value of the Property. If the Company were to vacate the Property prior to the original four-year term, the Company has guaranteed State Street a residual value of approximately $31.5 million upon sale of the Property. The Company has no plans to vacate the Property prior to the original term. The potential liability, if any, resulting from a residual payment has not been reflected on the accompanying consolidated balance sheet. The rent expense of $2.6 million in 2001 and future lease payments are reflected in the lease commitments disclosed in Note 13 to the consolidated financial statements. This arrangement is not expected to have a material effect on liquidity or availability of or requirements for capital resources. A significant restrictive covenant under this agreement requires the Company to maintain at least one dollar of net income each quarter. Additionally, the lease payments are variable based on LIBOR. However, the Company has an interest rate swap agreement in place to hedge any fluctuations in LIBOR.

     As more fully described in Note 8 to the consolidated financial statements, the Company has provided approximately $11.9 million of funding to enhansiv holdings, inc. ("EHI") an entity being accounted for under the equity method of accounting. EHI is developing a centralized, open architecture, customer management solution that incorporates a contact management database across all customer contact channels. The Company believes that the EHI technology will allow it to move to a more centralized technology platform, allowing it to provide more cost effective solutions in a more timely manner. During 2001, the Company recorded approximately $7.7 million of pro rata losses related to this equity investment. EHI has been dependent upon the Company for its recent financing requirements. The Company's board of directors has authorized a total of $12.0 million of funding for EHI which was reached subsequent to year end. Management of EHI believe that they have sufficient cash reserves and working capital to fund EHI through at least March 31, 2002, however, EHI expects to require an additional $5 million to $6 million of funding during 2002. If the Company authorizes additional funding of EHI, it is not expected to materially affect the Company's liquidity or the availability of or requirements for capital resources. There can be no assurance that the Company will authorize additional funding for EHI, or that EHI will obtain funding from other sources.

     At December 31, 2001, the Company had the following contractual obligations (amounts in thousands):

                                              Less than                                        Over
          Contractual Obligations               1 year    2-3 years   4-5 years    5 years     Total
-------------------------------------------   ---------   ---------   ---------   --------   --------

Long-term debt and Senior Notes/1/             $   933     $ 13,899    $29,412    $ 36,605   $ 80,849
Capital lease obligations/1/                     4,268        4,268         --          --      8,536
Operating lease commitments/2/                  27,030       50,455     34,644      94,532    206,661
Residual value guarantee on headquarters/2/         --       31,500         --          --     31,500
                                               -------     --------    -------    --------   --------
Total                                          $32,231     $100,122    $64,056    $131,137   $327,546
                                               =======     ========    =======    ========   ========

/1/  Reflected on accompanying consolidated balance sheets.
/2/  Not reflected on accompanying consolidated balance sheets.

Critical Accounting Policies

     The Company has identified the policies below as critical to its business and results of operations. The impact and any associated risks related to these policies on the Company's business is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the consolidated financial statements.

     Revenue Recognition. The revenue recognition policy is significant because revenue is a key component of operating results. The Company follows very specific and detailed guidelines in measuring revenue. In addition, revenue recognition sometimes determines the timing of certain expenses, such as certain sales commissions.

     Derivatives. Being able to mitigate economic risk associated with changes in foreign currencies is important to the Company. The ability to qualify for hedge accounting allows the Company to match the gains and losses from changes in the fair market value of the derivative securities used for hedging activities with the operating results being hedged.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in U.S. interest rates, foreign currency exchange rates as measured against the U.S. dollar and changes in the market value of its investment portfolio. These exposures are directly related to its normal operating and funding activities. As of December 31, 2001, the Company has entered into forward financial instruments to manage and reduce the impact of changes in certain foreign currency rates with a major financial institution. The Company has also entered into an interest rate swap agreement to manage its cash flow risk on the lease for the Property described above as the lease payments are based on variable monthly interest.

Interest Rate Risk

     The interest on the Company's line of credit is variable based on the bank's base rate or offshore rate, and therefore, affected by changes in market interest rates. At December 31, 2001, there were no amounts outstanding on the Company's line of credit.

Foreign Currency Risk

     The Company has wholly owned subsidiaries in Argentina, Australia, Brazil, Canada, China, Northern Ireland, Mexico, New Zealand, Scotland, Singapore and Spain. Revenues and expenses from these operations are typically denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in the exchange rate may positively or negatively affect the Company's revenues and net income attributed to these subsidiaries. For the years ended December 31, 2001, 2000 and 1999, revenues from non-U.S. countries represented 41.6%, 36.1% and 25.6% of consolidated revenues, respectively.

     The Company has contracted with a commercial bank at no material cost, to acquire a total of $36.0 million Canadian dollars during the first six months of 2002 at a fixed price in U.S. dollars of $23.3 million. There is no material difference between the fixed exchange ratio and the current exchange ratio of the U.S./Canadian dollar. If the U.S./Canadian dollar exchange rates were to change 10% from year-end levels, the Company would not incur a material loss on the contract.

Fair Value of Debt and Equity Securities

     The Company's investments in debt and equity securities are short-term and not subject to significant fluctuations in fair value. If interest rates and equity prices were to decrease 10% from year-end levels, the fair value of the Company's debt and equity securities would have decreased $678,000.

Item 8. Financial Statements and Supplementary Data.

     The financial statements required by this item are located beginning on page 31 of this report and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     For a discussion of our executive officers, you should refer to Part I, Page 13, after Item 4 under the caption "Executive Officers of TeleTech Holdings, Inc."

     For a discussion of our Directors, you should refer to our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders under the caption "Election of Directors" and "Director Compensation," which we incorporate by reference into this Form 10-K.

Item 11. Executive Compensation.

     We hereby incorporate by reference the information to appear under the caption "Executive Officers--Executive Compensation" in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders, provided, however, that neither the Report of the Compensation Committee on Executive Compensation nor the performance graph set forth therein shall be incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     We hereby incorporate by reference the information to appear under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Party Transactions.

     We hereby incorporate by reference the information to appear under the caption "Certain Relationships and Related Party Transactions" in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  The following documents are filed as part of this report:

  (1)  Consolidated Financial Statements

     The Index to Financial Statements is set forth on page 29 of this report.

  (2)  Financial Statement Schedules

  (3)  Exhibits

Exhibit No.                             Description
----------     -----------------------------------------------------------------
 3.1           Restated Certificate of Incorporation of TeleTech [1] (*)Exhibit
               3.1(*)
 3.2*          Amended and Restated Bylaws of TeleTech [1] (*)Exhibit 3.2(*)
10.1**         Intentionally omitted
10.2**         Intentionally omitted
10.3**         Intentionally omitted
10.4           TeleTech Holdings, Inc. Stock Plan, as amended and restated [1]
               (*)Exhibit 10.7(*)
10.5           Intentionally omitted
10.6           Form of Client Services Agreement, 1996 version [1] (*)Exhibit
               10.12(*)

Exhibit No.                             Description
----------     -----------------------------------------------------------------
10.7           Agreement for Customer Interaction Center Management Between
               United Parcel General Services Co. and TeleTech [1] (*)Exhibit
               10.13(*)
10.8           Intentionally omitted
10.9           Intentionally omitted
10.10          TeleTech Holdings, Inc. Employee Stock Purchase Plan [3]
               (*)Exhibit 10.22(*)
10.11**        Intentionally omitted
10.12          Client Services Agreement dated May 1, 1997, between TeleTech
               Customer Care Management (Telecommunications), Inc. and GTE Card
               Services Incorporated d/b/a GTE Solutions [4] (*)Exhibit 10.12(*)
10.13          Intentionally omitted
10.14**        Employment Agreement dated as of February 26, 1998 between Morton
               H. Meyerson and TeleTech [5] (*)Exhibit 10.14(*)
10.15          Intentionally omitted
10.16          Intentionally omitted
10.17          Intentionally omitted
10.18          Intentionally omitted
10.19**        Employment Agreement dated October 2, 1999 between Scott D.
               Thompson and TeleTech [7] (*)Exhibit 10.18(*)
10.20**        Stock Option Agreement dated October 18, 1999 between Scott D.
               Thompson and TeleTech [7] (*)Exhibit 10.20(*)
10.21**        Stock Option Agreement dated October 18, 1999 between Scott D.
               Thompson and TeleTech [7] (*)Exhibit 10.21(*)
10.22**        Amendment to Non-Qualified Stock Option Agreement (1999 Stock
               Option and Incentive Plan) between Scott D. Thompson and
               TeleTech[8] (*)Exhibit 10.22(*)
10.23**        Amendment to Non-Qualified Stock Option Agreement (1995 Stock
               Plan) between Scott D. Thompson and TeleTech [8] (*)Exhibit
               10.23(*)
10.24          Amended and Restated Revolving Credit Agreement dated as of March
               24, 2000 [8] (*)Exhibit 10.24(*)
10.25          Operating Agreement for Ford Tel II, LLC effective February 24,
               2000 by and among Ford Motor Company and TeleTech Holdings,
               Inc.[8] (*)Exhibit 10.25(*)
10.26**        Non-Qualified Stock Option Agreement dated October 27, 1999 between Michael E. Foss and TeleTech [8] (*)Exhibit 10.26(*)
10.27**        Intentionally omitted
10.28**        Letter Agreement dated March 27, 2000 between Larry Kessler and
               TeleTech [9] (*)Exhibit 10.28(*)
10.29**        Stock Option Agreement dated March 27, 2000 between Larry Kessler and TeleTech [9] (*)Exhibit 10.29(*)
10.30**        Promissory Note dated April 3, 2000 by Larry Kessler for the benefit of TeleTech [9] (*)Exhibit 10.30(*)
10.31          Lease and Deed of Trust Agreement dated June 22, 2000 [9]
               (*)Exhibit 10.31(*)
10.32          Participation Agreement dated June 22, 2000 [9] (*)Exhibit
               10.32(*)
10.33**        Intentionally omitted
10.34**        Stock Option Agreement between TeleTech Holdings, Inc. and Margot
               O'Dell dated September 11, 2000 [10] (*)Exhibit 10.34(*)
10.35          Asset purchase agreement among TeleTech Holdings, Inc., TeleTech
               Customer Care Management (Colorado), Inc., Boston Communications
               Group Inc., Cellular Express, Inc., and Wireless Teleservices
               Corp. dated as of October 11, 2000 [10] (*)Exhibit 10.35(*)
10.36          Agreement and Plan of Merger dated as of August 2000 among the
               Company, NG Acquisition Corp and Newgen [11] (*)Exhibit 2.1(*)
10.37          Share Purchase Agreement dated as of August 31, 2000 among the
               Company, 3I Group PLC, 3I Europartners II, LP, Milletti, S.L., and Albert Olle Bartolomie [12] (*)Exhibit 2.1(*)
10.38          TeleTech Holdings, Inc. Amended and Restated Employee Stock
               Purchase Plan[13] (*)Exhibit 99.1(*)
10.39          TeleTech Holdings, Inc. Amended and Restated 1999 Stock Option
               and Incentive Plan [13] (*)Exhibit 99.2(*)
10.40          Newgen Results Corporation 1996 Equity Incentive Plan [14]
               (*)Exhibit 99.1(*)
10.41          Newgen Results Corporation 1998 Equity Incentive Plan [14]
               (*)Exhibit 99.3(*)
10.42          Participation Agreement dated as of December 27, 2000 among the
               Company Teletech Service Corporation ("TSC"), State Street Bank and Trust Company of Connecticut, N.A., (the "Trust"), First
               Security Bank, N.A., ("First Security") and the financial institutions named on Schedules I and II (the "Certificate
               Holders and Lenders") thereto [15] (*)Exhibit 2.2(*)

Exhibit No.                             Description
----------     -----------------------------------------------------------------

10.43          Lease and Deed of Trust dated as of December 27, 2000 among TSC, the Trust and the Public Trustee of Douglas County, Colorado [15]
               (*)Exhibit 2.3(*)
10.44          Participant Guarantee dated December 27, 2000 made by the Company in favor of First Security, the Certificate Holders and Lenders
               [15] (*)Exhibit 2.4(*)
10.45          Lessee Guarantee dated December 27, 2000 made by TeleTech in favor of the Trust First Security, the Certificate Holders and
               Lenders [15] (*)Exhibit 2.5(*)
10.46          Contract dated December 26, 2000 between TCI Realty, LLC and TSC
               [15] (*)Exhibit 2.6(*)
10.47*         First Amendment to Amended and Restated Revolving Credit
               Agreement and Waiver dated December 14, 2000 among the Company, the financial institutions from time to time party to the Credit
               Agreement and Bank of America, N.A.
10.48**        Employment Agreement dated February 8, 2001 between Margot O'Dell and TeleTech
10.49**        Stock Option Agreement dated February 8, 2001 between Margot
               O'Dell and TeleTech
10.50**        Stock Option Agreement dated March 21, 2001 between Margot O'Dell and TeleTech
10.51**        Stock Option Agreement dated December 6, 2000 between Michael
               Foss and TeleTech
10.52**        Stock Option Agreement dated August 16, 2000 between Sean
               Erickson and TeleTech
10.53**        Stock Option Agreement dated August 16, 2000 between James
               Kaufman and TeleTech
10.54**        Letter Agreement dated January 11, 2000 between Chris Batson and
               TeleTech
10.55**        Stock Option Agreement dated January 29, 2001 between Chris
               Batson and TeleTech
10.56**        Letter Agreement dated January 26, 2001 between Jeffrey Sperber and TeleTech
10.57**        Stock Option Agreement dated March 5, 2001 between Jeffrey
               Sperber and TeleTech
10.58**        Separation Agreement and Mutual General Release dated March 13,
               2001 between Scott Thompson and TeleTech
10.59**        Separation Agreement and Mutual General Release dated March 12,
               2001 between Larry Kessler and TeleTech
10.60**        Promissory Note dated January 15, 2001 by Scott Thompson for the benefit of TeleTech
10.61**        Loan and Security Agreement dated January 15, 2001 between Scott
               Thompson and TeleTech
10.62**        Promissory Note dated November 28, 2000 by Sean Erickson for the benefit of TeleTech
10.63**        Promissory Note dated March 28, 2001 by Sean Erickson for the benefit of TeleTech
10.64* **      Employment Agreement dated May 15, 2001 between James Kaufman and
               TeleTech
10.65* **      Employment Agreement dated May 21, 2001 between Sean Erickson and
               TeleTech
10.66* **      Employment Agreement dated October 15, 2001 between James Barlett and TeleTech
10.67* **      Employment Agreement dated February 13, 2002 between Michael Foss and TeleTech
10.68* **      Employment Agreement dated October 15, 2001 between Ken Tuchman and TeleTech
10.69* **      Stock Option Agreement dated October 1, 2001 between Ken Tuchman and TeleTech
10.70* **      Stock Option Agreement dated October 15, 2001 between James
               Barlett and TeleTech
10.71* **      Restricted Stock Agreement dated October 15, 2001 between James
               Barlett and TeleTech
10.72* **      Restricted Stock Agreement dated October 15, 2001 between James
               Barlett and TeleTech
10.73* **      Private Placement of Debt pursuant to Note Purchase Agreement dated October 30, 2001
10.74*         Second amendment to the amended and restated Revolving Credit
               Agreement dated May 18, 2001
10.75*         Third amendment to the amended and restated Revolving Credit
               Agreement dated August 10, 2001
    21.1*      List of subsidiaries
    23.1*      Consent of Arthur Andersen LLP
    99*        Arthur Andersen Audit Representation Letter
----------
*    Filed herewith.

**   Management contract or compensatory plan or arrangement filed pursuant to
     Item 14(c) of this report.

[ ] Such exhibit previously filed with the Securities and Exchange Commission as exhibits to the filings indicated below, under the exhibit number indicated in brackets (*)(*), and is incorporated by reference.

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

[3]  TeleTech's Annual Report on Form 10-K for the year ended December 31, 1996.

[4]  TeleTech's Annual Report on Form 10-K for the year ended December 31, 1997.

[5]  TeleTech's Annual Report on Form 10-K for the year ended December 31, 1998.

[6]  TeleTech's Quarterly Report on Form 10-Q for the quarter ended March 31,
     1999.

[7]  TeleTech's Quarterly Report on Form 10-Q for the quarter ended June 30,
     1999

[8] TeleTech's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

[9]  TeleTech's Annual Report on Form 10-K for the year ended December 31, 1999

[10] TeleTech's Quarterly Report on Form 10-Q for the quarter ended March 31,
     2000.

[11] TeleTech's Quarterly Report on Form 10-Q for the quarter ended June 30,
     2000.

[12] TeleTech's Quarterly Report on Form 10-Q for the quarter ended September
     30, 2000.

[13] TeleTech's Annual Report on Form 10-K for the year ended December 31, 2000.

[14] TeleTech's Current Report on Form 8-K filed August 25, 2000.

[15] TeleTech's Current Report on Form 8-K filed September 6, 2000.

[16] TeleTech's Registration Statement on Form S-8 filed October 2, 2000
     (Registration Statement No. 333-47142).

[17] TeleTech's Registration Statement on Form S-8 filed December 20, 2000
     (Registration Statement No. 333-52352).

[18] TeleTech's Current Report on Form 8-K filed January 16, 2001.

[19] TeleTech's Quarterly Report on Form 10-Q for the quarter ended March 31,
     2001.

[20] TeleTech's Quarterly Report on Form 10-Q for the quarter ended June 30,
     2001.

[21] TeleTech's Quarterly Report on Form 10-Q for the quarter ended September
     30, 2001.

[22] TeleTech's Current Report on Form 8-K filed on January 18, 2002.

[23] TeleTech's Registration Statement on Form S-8 filed September 19, 2001
     (Registration Statement No. 333-69668).

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Denver, State of Colorado, on March 29, 2002.

                                                  TELETECH HOLDINGS, INC.
                                                  By:

                                                         /s/ Kenneth D. Tuchman
                                                        -----------------------
                                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 29, 2002, by the following persons on behalf of the registrant and in the capacities indicated:

              Signature                    Title
--------------------------------   -----------------------
Kenneth D. Tuchman                 Chief Executive Officer
PRINCIPAL EXECUTIVE OFFICER
/s/ Kenneth D. Tuchman

Margot M. O'Dell
PRINCIPAL FINANCIAL                Chief Financial Officer
AND ACCOUNTING OFFICER
/s/ Margot M. O'Dell

Kenneth D. Tuchman
DIRECTOR                           Chairman of the Board
/s/ Kenneth D. Tuchman

James E. Barlett
DIRECTOR
/s/ James E. Barlett

Rod Dammeyer
DIRECTOR
/s/ Rod Dammeyer

George Heilmeier
DIRECTOR
/s/ George Heilmeier

Morton Meyerson
DIRECTOR
/s/ Morton Meyerson

Alan Silverman
DIRECTOR
/s/ Alan Silverman

            INDEX TO FINANCIAL STATEMENTS OF TELETECH HOLDINGS, INC.

                                                                                                               Page
                                                                                                              -----

Report of Independent Public Accountants..................................................................       30
Consolidated Balance Sheets as of December 31, 2001 and 2000..............................................    31-32
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999................       33
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999......    34-35
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999................    36-37
Notes to Consolidated Financial Statements for the Years Ended December 31, 2001, 2000 and 1999...........       38

                    Report of Independent Public Accountants

To TeleTech Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of TELETECH HOLDINGS, INC. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TeleTech Holdings, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                           ARTHUR ANDERSEN LLP

Denver, Colorado,
February 8, 2002.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)

                                                                                                        December 31,
                                                                                                    -------------------
                                                                                                     2001       2000
                                                                                                    --------   --------
                                     ASSETS
                                     ------
CURRENT ASSETS:
   Cash and cash equivalents                                                                        $ 95,430   $ 58,797
   Investment in available-for-sale securities                                                         2,281     16,774
   Short-term investments                                                                              6,460      8,904
   Accounts receivable, net                                                                          162,344    193,351
   Prepaids and other assets                                                                          21,888     17,737
   Income taxes receivable                                                                             8,410         --
   Deferred tax asset                                                                                 11,613      5,858
                                                                                                    -------------------
      Total current assets                                                                           308,426    301,421
                                                                                                    -------------------

PROPERTY AND EQUIPMENT, net                                                                          177,959    178,760
                                                                                                    -------------------

OTHER ASSETS:
   Long-term accounts receivable                                                                       3,249      3,749
   Goodwill, net of accumulated amortization of $6,394 and $3,461, respectively                       40,563     41,311
   Contract acquisition costs, net of accumulated amortization of $6,575 and $3,915, respectively     12,873     15,335
   Deferred tax asset                                                                                  6,800      1,862
   Other assets                                                                                       24,069     38,461
                                                                                                    -------------------
      Total assets                                                                                  $573,939   $580,899
                                                                                                    ===================

    The accompanying notes are an integral part of these consolidated balance sheets.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (Cont.)
                   (Amounts in thousands except share amounts)

                                                                                     December 31,
                                                                                 -------------------
                                                                                   2001       2000
                                                                                 --------   --------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                              $ 17,939   $ 19,740
   Accrued employee compensation and benefits                                      42,316     41,177
   Accrued income taxes payable                                                        --     21,946
   Other accrued expenses                                                          35,991     29,885
   Customer advances and deferred income                                           22,048      3,021
   Current portion of long-term debt and capital lease obligations                  4,927     12,529
                                                                                 -------------------
      Total current liabilities                                                   123,221    128,298
                                                                                 -------------------

LONG-TERM DEBT, net of current portion:
   Capital lease obligations                                                        4,081      7,943
   Senior notes                                                                    75,000         --
   Revolving line of credit                                                            --     62,000
   Other long-term debt                                                             4,916      4,963
   Other liabilities                                                                4,452      1,521
                                                                                 -------------------
      Total liabilities                                                           211,670    204,725
                                                                                 -------------------

MINORITY INTEREST                                                                  14,319     12,809
                                                                                 -------------------

STOCKHOLDERS' EQUITY:
   Stock purchase warrants                                                          5,100      5,100
   Common stock; $.01 par value; 150,000,000 shares authorized; 76,751,607 and
      74,683,858 shares, respectively, issued and outstanding                         768        747
   Additional paid-in capital                                                     212,097    200,268
   Deferred compensation                                                           (2,078)      (603)
   Notes receivable from stockholders                                                (107)      (283)
   Accumulated other comprehensive income (loss)                                  (19,213)     4,828
   Retained earnings                                                              151,383    153,308
                                                                                 -------------------
      Total stockholders' equity                                                  347,950    363,365
                                                                                 -------------------
      Total liabilities and stockholders' equity                                 $573,939   $580,899
                                                                                 ===================

    The accompanying notes are an integral part of these consolidated balance sheets.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)

                                                                            Year Ended December 31,
                                                                        -------------------------------
                                                                          2001       2000        1999
                                                                        --------   --------    --------

REVENUES                                                                $916,144   $885,349    $604,264
                                                                        -------------------------------

OPERATING EXPENSES:
   Costs of services                                                     587,423    557,681     403,648
   Selling, general and administrative expenses                          204,005    189,668     117,758
   Depreciation and amortization                                          60,308     48,001      32,661
   Restructuring charges                                                  18,515         --          --
   Loss on closure of subsidiary and customer interaction centers          7,733      8,082          --
   Loss on real estate held for sale                                       7,000      9,000          --
                                                                        -------------------------------
      Total operating expenses                                           884,984    812,432     554,067
                                                                        -------------------------------

INCOME FROM OPERATIONS                                                    31,160     72,917      50,197
                                                                        -------------------------------

OTHER INCOME (EXPENSE):
   Interest, net                                                          (3,999)       371         589
   Other than temporary decline in value of equity investment            (16,500)        --          --
   Gain on sale of securities                                                161     56,985          --
   Share of losses on equity investment                                   (7,702)        --          --
   Business combination expenses                                              --    (10,548)         --
   Gain on settlement of long-term contract                                   --         --       6,726
   Other                                                                  (3,361)     2,578         246
                                                                        -------------------------------
                                                                         (31,401)    49,386       7,561
                                                                        -------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST                     (241)   122,303      57,758
   Provision for income taxes                                                174     46,938      20,978
                                                                        -------------------------------

INCOME (LOSS) BEFORE MINORITY INTEREST                                      (415)    75,365      36,780
   Minority interest                                                      (1,510)    (1,559)         --
                                                                        -------------------------------

NET INCOME (LOSS)                                                         (1,925)    73,806      36,780
                                                                        ===============================
   Adjustment for accretion of redeemable convertible preferred stock         --         --        (487)

      Net income (loss) applicable to common stockholders               $ (1,925)  $ 73,806    $ 36,293
                                                                        ===============================

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                                  75,804     74,171      70,557
   Diluted                                                                75,804     79,108      74,462

NET INCOME (LOSS) PER SHARE
   Basic                                                                $  (0.03)  $   1.00    $   0.51
   Diluted                                                              $  (0.03)  $   0.93    $   0.49

        The accompanying notes are an integral part of these consolidated financial statements.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in thousands)

                                                                Other                                       Notes
                                                              Additional    Accumulated                   Receivable
                                              Common Stock     Paid-in     Comprehensive     Deferred        from
                                            Shares   Amount    Capital     Income (Loss)   Compensation   Stockholder
                                            -------------------------------------------------------------------------
BALANCES, January 1, 1999                   67,048    $670     $117,465      $ (1,200)       $(1,394)        $  --
Comprehensive income:
Net income                                      --      --           --            --             --            --
Other comprehensive income (loss), net of
  tax
  Unrealized gains on securities                --      --           --             3             --            --
  Translation adjustments                       --      --           --          (201)            --            --
Other comprehensive loss                        --      --           --            --             --            --
Comprehensive income                            --      --           --            --             --            --
Employee stock purchase plan                    --      --          131            --             --            --
Acquisition of Pamet                           286       3        1,750            --             --            --
Exercise of stock options                      850       8        8,237            --             --           (56)
Exercise of warrants                            23      --            6            --             --            --
Issuances of common stock                    2,180      22       32,083            --             --            --
Conversion of preferred stock                2,727      28       14,515            --             --            --
Deferred compensation related to options        --      --          112            --           (112)           --
  granted
Accretion of redeemable preferred stock         --      --           --            --             --            --
Amortization of deferred compensation           --      --           --            --            402            --
                                            ----------------------------------------------------------------------
BALANCES, December 31, 1999                 73,114     731      174,299        (1,398)        (1,104)          (56)
Comprehensive income:
Net income                                      --      --           --            --             --            --
Other comprehensive income (loss), net of
  tax
  Unrealized gains on securities                --      --           --         9,519             --            --
  Translation adjustments                       --      --           --        (3,293)            --            --
Other comprehensive income                      --      --           --            --             --            --
Comprehensive income                            --      --           --            --             --            --
Employee stock purchase plan                    70       1        1,895            --             --            --
Acquisition of iCcare                           75       1        1,999            --             --            --
Exercise of stock options                    1,384      14       17,355            --             --          (227)
Issuances of common stock                       41      --        2,920            --             --            --
CCH acquisition costs                           --      --        1,800            --             --            --
Amortization of deferred compensation           --      --           --            --            501            --
Issuance of warrants                            --      --           --            --             --            --
Distribution to stockholder                     --      --           --            --             --            --
                                            ----------------------------------------------------------------------
BALANCES, December 31, 2000                 74,684     747      200,268         4,828           (603)         (283)
Comprehensive income:
Net loss                                        --      --           --            --             --            --
Other comprehensive loss, net of tax
  Unrealized losses on securities               --      --           --        (8,577)            --            --
  Translation adjustments                       --      --           --       (14,649)            --            --
  Derivative valuation                          --      --           --          (815)            --            --
Other comprehensive loss                        --      --           --            --             --            --
Comprehensive loss                              --      --           --            --             --            --

                                             Stock                                   Total
                                            Purchase   Retained   Comprehensive   Stockholders'
                                            Warrants   Earnings   Income (Loss)      Equity
                                            ---------------------------------------------------
BALANCES, January 1, 1999                    $   --    $ 42,390                     $157,931
Comprehensive income:
Net income                                       --      36,780      $ 36,780         36,780
Other comprehensive income (loss), net of
  tax
  Unrealized gains on securities                 --          --             3              3
  Translation adjustments                        --          --          (201)          (201)
                                                                     --------
Other comprehensive loss                         --          --          (198)
                                                                     --------
Comprehensive income                             --          --      $ 36,582
                                                                     ========
Employee stock purchase plan                     --          --                          131
Acquisition of Pamet                             --          --                        1,753
Exercise of stock options                        --          --                        8,189
Exercise of warrants                             --          --                            6
Issuances of common stock                        --          --                       32,105
Conversion of preferred stock                    --       1,990                       16,533
Deferred compensation related to options         --          --                           --
  granted
Accretion of redeemable preferred stock          --        (487)                        (487)
Amortization of deferred compensation            --          --                          402

BALANCES, December 31, 1999                      --      80,673                      253,145
Comprehensive income:
Net income                                       --      73,806      $ 73,806         73,806
Other comprehensive income (loss), net of
  tax
  Unrealized gains on securities                 --          --         9,519          9,519
  Translation adjustments                        --          --        (3,293)        (3,293)
                                                                     --------       --------
Other comprehensive income                       --          --         6,226
                                                                     --------
Comprehensive income                             --          --      $ 80,032
                                                                     ========
Employee stock purchase plan                     --          --                        1,896
Acquisition of iCcare                            --          --                        2,000
Exercise of stock options                        --          --                       17,142
Issuances of common stock                        --          --                        2,920
CCH acquisition costs                            --          --                        1,800
Amortization of deferred compensation            --          --                          501
Issuance of warrants                          5,100          --                        5,100
Distribution to stockholder                      --      (1,171)                      (1,171)
                                            -------------------------------------------------
BALANCES, December 31, 2000                   5,100     153,308                      363,365
Comprehensive income:
Net loss                                         --      (1,925)     $ (1,925)
                                                                                      (1,925)
Other comprehensive loss, net of tax
  Unrealized losses on securities                --          --        (8,577)        (8,577)
  Translation adjustments                        --          --       (14,649)       (14,649)
  Derivative valuation                           --          --          (815)          (815)
                                                                     --------
Other comprehensive loss                         --          --       (24,041)
                                                                     --------
Comprehensive loss                               --          --      $(25,966)
                                                                     ========

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Cont.)
                             (Amounts in thousands)


                                                                            Accumulated                     Notes
                                                              Additional      Other                       Receivable
                                              Common Stock     Paid-in     Comprehensive     Deferred        from
                                            Shares  Amount     Capital     Income (Loss)   Compensation   Stockholder
                                            -------------------------------------------------------------------------
Employee stock purchase plan                   263    $  3     $   1754      $     --        $    --         $  --
Exercise of stock options                    1,840      18        7,723            --             --            --
Grant of restricted stock                       --      --        1,961            --         (1,927)           --
Purchase of treasury stock                     (35)     --         (213)           --             --            --
Amortization of deferred compensation           --      --           --            --            452            --
Other                                           --      --          604            --             --           176
                                            -------------------------------------------------------------------------
BALANCES, December 31, 2001                 76,752    $768     $212,097      $(19,213)       $(2,078)        $(107)
                                            =========================================================================

                                             Stock                                    Total
                                            Purchase   Retained   Comprehensive   Stockholders'
                                            Warrants   Earnings   Income (Loss)      Equity
                                            ---------------------------------------------------
Employee stock purchase plan                 $   --    $     --                     $  1,757
Exercise of stock options                        --          --                        7,741
Grant of restricted stock                        --          --                           34
Purchase of treasury stock                       --          --                         (213)
Amortization of deferred compensation            --          --                          452
Other                                            --          --                          780
                                            ---------------------------------------------------
BALANCES, December 31, 2001                  $5,100    $151,383                     $347,950
                                            ===================================================

        The accompanying notes are an integral part of these consolidated financial statements.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                     Year Ended December 31,
                                                                               ---------------------------------
                                                                                 2001         2000        1999
                                                                               ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                           $ (1,925)   $  73,806    $ 36,780
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                              60,308       48,001      32,661
      Bad debt expense                                                            6,026        5,067         904
      Deferred rent                                                                  --          (52)        (44)
      Gain on sale of securities                                                   (161)     (56,985)         --
      Deferred compensation                                                         452          501         402
      Deferred income taxes                                                     (10,693)      (2,281)     (2,620)
      Minority interest                                                           1,510        1,559          --
      Share of losses on equity investment                                        7,702           --          --
      Loss on closure of customer interaction centers or subsidiary               7,733        8,082          --
      Loss on real estate held for sale                                           7,000        9,000          --
      Other than temporary decline in value of equity investment                 16,500           --          --
      Loss on derivatives                                                           909           --          --
      Net gain on sale of division of subsidiary                                     --       (3,964)        509
      Non-cash acquisition costs                                                     --        1,800          --
      Tax benefit from stock option exercises                                     2,326        8,573       2,923
      Changes in assets and liabilities:
        Accounts receivable                                                      16,102     (102,000)    (17,340)
        Prepaids and other assets                                                (8,233)     (14,780)     (1,235)
        Accounts payable and accrued expenses                                   (17,131)      61,424      11,654
        Customer advances and deferred income                                    15,144       (1,489)       (281)
                                                                               ---------------------------------
           Net cash provided by operating activities                            103,569       36,262      64,313
                                                                               ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                           (52,073)    (118,013)    (60,446)
   Acquisitions, net of cash acquired                                                --      (15,700)    (18,099)
   Proceeds from sale of available-for-sale securities                            1,251       64,912          --
   Proceeds from sale of businesses                                                  --        4,950          --
   Proceeds from minority interest in subsidiary                                     --       11,250          --
   Investment in customer management software company                           (11,908)      (7,989)     (2,500)
   Investment in real estate held for sale, net of proceeds received            (13,782)      (2,405)         --
   Changes in other assets, accounts payable and accrued liabilities related
      to investing activities                                                      (967)     (15,211)        105
   Purchase of treasury stock                                                      (213)          --          --
   Decrease in short-term investments                                             2,444       23,934       4,269
                                                                               ---------------------------------
           Net cash used in investing activities                                (75,248)     (54,272)    (76,671)
                                                                               ---------------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
                             (Amounts in thousands)

                                                                    Year Ended December 31,
                                                               --------------------------------
                                                                 2001        2000        1999
                                                               --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in bank overdraft                   $     --    $ (1,323)   $   545
   Net decrease in short-term borrowings                             --          --     (1,887)
   Net increase (decrease) in line of credit                    (62,000)     44,000     18,000
   Proceeds from long-term debt borrowings                       75,000         700      5,000
   Payments on long-term debt borrowings                         (9,947)     (7,182)    (1,692)
   Payments on capital lease obligations                         (2,452)    (11,358)    (6,403)
   Proceeds from common stock issuances                           1,757       1,896     32,101
   Proceeds from exercise of stock options                        5,415       8,569      5,272
   Distribution to stockholder                                       --      (1,171)        --
                                                               -------------------------------
      Net cash provided by financing activities                   7,773      34,131     50,936
                                                               -------------------------------

Effect of exchange rate changes on cash                             539      (5,602)      (583)

NET INCREASE IN CASH AND CASH EQUIVALENTS:                       36,633      10,519     37,995
   CASH AND CASH EQUIVALENTS, beginning of period                58,797      48,278     10,283
                                                               -------------------------------
   CASH AND CASH EQUIVALENTS, end of period                    $ 95,430    $ 58,797    $48,278
                                                               ===============================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                      $  5,444    $  1,510    $ 2,859
   Cash paid for income taxes                                  $ 22,916    $ 22,497    $23,647
   Assets acquired under capital leases and other financings   $  3,358    $  2,991    $ 3,844

        The accompanying notes are an integral part of these consolidated financial statements.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements For the Years Ended
                        December 31, 2001, 2000 and 1999

NOTE 1: OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview of Company. TeleTech Holdings, Inc. ("TeleTech" or the "Company") is a leading global provider of customer management solutions for large multinational companies in the United States, Argentina, Australia, Brazil, Canada, China, Northern Ireland, Mexico, New Zealand, Scotland, Singapore and Spain. Customer management encompasses a wide range of customer acquisition, retention and satisfaction programs designed to maximize the lifetime value of the relationship between the Company's clients and their customers.

Basis of Presentation. The consolidated financial statements are composed of the accounts of TeleTech and its wholly owned subsidiaries, as well as its 55% owned subsidiary, Percepta, LLC ("Percepta"). All intercompany balances and transactions have been eliminated in consolidation.

     During August 2000 and December 2000, the Company entered into business combinations with Contact Center Holdings, S.L. ("CCH") and Newgen Results Corporation ("Newgen"), respectively. The business combinations have been accounted for as poolings-of-interests, and the historical consolidated financial statements of the Company for all years prior to the business combinations have been restated in the accompanying consolidated financial statements to include the financial position, results of operations and cash flows of CCH and Newgen.

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

     Depreciation is computed on the straight-line method based on the following estimated useful lives:

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

     Assets acquired under capital lease obligations are amortized over the life of the applicable lease of four to seven years (or the estimated useful lives of the assets, where title to the leased assets passes to the Company upon termination of the lease). Depreciation expense related to equipment under capital leases was $3.4 million, $5.2 million and $5.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Depreciation expense was $51.3 million, $40.9 million and $29.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Cash, Cash Equivalents and Short-Term Investments. The Company considers all cash and investments with an original maturity of 90 days or less to be cash equivalents. The Company has classified its short-term investments as available-for-sale securities. At December 31, 2001, short-term investments consist of commercial paper, corporate securities, government securities and other securities. These short-term investments are carried at fair value based on quoted market prices with unrealized gains and losses, if any, net of tax, reported in accumulated other comprehensive income.

Goodwill. The excess of cost over the fair market value of tangible net assets and identifiable intangibles of acquired businesses is amortized on a straight-line basis over the periods of expected benefit of 9 to 25 years. Amortization of goodwill for the years ended December 31, 2001, 2000 and 1999 was $2.9 million, $3.0 million and $1.6 million, respectively.

Contract Acquisition Costs. Amounts paid to clients to obtain long-term contracts are being amortized on a straight-line basis over the terms of the contracts commencing with the date of the first revenues from the contract. Amortization of these costs for the years ended December 31, 2001, 2000 and 1999, was $2.7 million, $2.3 million and $1.6 million, respectively.

Long-Lived Assets. Long-lived assets and identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired when future undiscounted cash flows are estimated to be insufficient to recover the carrying amount. If impaired, an asset is written down to its fair value.

Software Development Costs. The Company accounts for software development costs in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," which requires that certain costs related to the development or purchase of internal-use software be capitalized. At December 31, 2001 and 2000, the Company had approximately $12.1 million and $8.0 million, respectively, of capitalized software costs, which are included in other assets in the accompanying consolidated balance sheets. These costs will be amortized over the expected useful life of the software. Approximately $632,212 of amortization expense related to capitalized software costs is included in the accompanying consolidated statements of operations for the year ended December 31, 2001. There was no amortization expense for the years ended December 31, 2000 and 1999, as the software was in the development stage.

Revenue Recognition. The Company recognizes revenues at the time services are performed. The Company has certain contracts that are billed in advance. Accordingly, amounts billed but not earned under these contracts are excluded from revenues and included in customer advances and deferred income.

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

Comprehensive Income (Loss). Comprehensive income (loss) includes the following components (in thousands):

                                                                             Year Ended December 31,
                                                                         ------------------------------
                                                                           2001        2000       1999
                                                                         --------    -------    -------
Net income (loss) for the period                                         $ (1,925)   $73,806    $36,780
Other comprehensive income (loss):
  Unrealized gains (losses) on securities, net of reclassification
     adjustments                                                          (13,197)    14,644          4
  Foreign currency translation adjustments                                (14,649)    (3,293)      (201)
  Derivative valuation                                                     (1,254)        --         --
  Income tax (expense) benefit related to items of other comprehensive
     income                                                                 5,059     (5,125)        (1)
                                                                         ------------------------------
Other comprehensive income (loss), net of tax                             (24,041)     6,226       (198)
                                                                         ------------------------------
Comprehensive income (loss)                                              $(25,966)   $80,032    $36,582
                                                                         ==============================

     Disclosure of reclassification amounts:

                                                                             Year Ended December 31,
                                                                            ---------------------------
                                                                              2001        2000     1999
                                                                            --------    --------   ----
                                                                                   (in thousands)
Unrealized holding gains (losses) arising during the period                 $(13,036)   $ 71,629    $ 4
Less: reclassification adjustment for gains included in net income (loss)       (161)    (56,985)    --
Benefit (Provision) for income taxes                                           4,620      (5,125)    (1)
                                                                            ---------------------------
Net unrealized gains (losses) on securities                                 $ (8,577)   $  9,519    $ 3
                                                                            ===========================

Earnings (Loss) Per Share. Basic earnings per share are computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. The impact of any potentially dilutive securities is excluded. Diluted earnings per share are computed by dividing the Company's net income (loss) by the weighted average number of shares and dilutive potential common shares outstanding during the period. The following table sets forth the computation of basic and diluted shares for the three years ending December 31, 2001:

                                                         Year Ended December 31,
                                                        ------------------------
                                                         2001     2000     1999
                                                        -----    ------   ------
                                                              (in thousands)
Shares used in basic per share calculation              75,804   74,171   70,557
Effects of dilutive securities:
   Warrants                                                 --      444       74
   Conversion of preferred stock                            --       --    1,046
   Stock options                                            --    4,493    2,785
                                                        ------------------------
Shares used in diluted per share calculation            75,804   79,108   74,462
                                                        ========================

     At December 31, 2001, 2000 and 1999 options to purchase 4,880,874, 2,403,718 and 2,739,299 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Self-Insurance Program. The Company self-insures for certain levels of workers' compensation and employee health insurance. Estimated costs of these self-insurance programs were accrued at the projected settlements for known and anticipated claims. Self-insurance liabilities of the Company amounted to $4.0 million and $3.8 million at December 31, 2001 and 2000, respectively, and are included in accrued employee compensation and benefits on the accompanying consolidated balance sheets.

Fair Value of Financial Instruments. Fair values of cash equivalents and other current accounts receivable and payable approximate the carrying amounts because of their short-term nature. Short-term investments include U.S. Government Treasury Bills, investments in commercial paper, short-term corporate bonds and other short-term corporate obligations. These investments are classified as held to maturity securities. The carrying values of these investments approximate their fair values.

     Debt and long-term receivables carried on the Company's consolidated balance sheets at December 31, 2001 and 2000 have a carrying value that approximates its estimated fair value. The fair value is based on discounting future cash flows using current interest rates adjusted for risk. The fair value of the short-term debt approximates its recorded value because of its short-term nature.

Derivatives. On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instrument and Hedging Activities," which establishes fair value accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

     At December 31, 2001, the Company has an interest rate swap designated as a cash flow hedge. The Company has an operating lease for its headquarters building whereas the required lease payments are variable based on the LIBOR. On December 12, 2000, the Company entered into an interest rate swap whereas the Company receives LIBOR and pays fixed rate interest of 6.12%. The swap agreement has a notional amount of approximately $38.2 million and has a six-year term. As of December 31, 2001, the Company has a derivative liability associated with this swap of $2.1 million.

     The Company's Canadian subsidiary's functional currency is the Canadian dollar. The subsidiary has contracts payable in U.S. dollars and the Company has contracted with a commercial bank, at no material cost, to acquire a total of $36.0 million Canadian dollars during the first six months of 2002 at a fixed price in U.S. dollars of $23.3 million to hedge its foreign currency risk. During the year ended December 31, 2001, the Company recorded $910,100 in its statement of operations relating to Canadian dollar forward contracts. As of December 31, 2001, the Company has a derivative liability of $683,249 associated with these forward contracts.

Effects of Recently Issued Accounting Pronouncements. Effective June 30, 2001, the Financial Accounting Standards Board issued Statements on Financial Accounting Standards ("SFAS") Nos. 141, "Business Combinations" and 142, "Goodwill and Other Intangible Assets." SFAS No. 141 was effective for acquisitions occurring after June 30, 2001 and provides guidance in accounting for business combinations including allowing use of the purchase method of accounting as the only acceptable method to account for business combinations. The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 provides guidance on the accounting for goodwill and other intangibles specifically relating to identifying and allocating purchase price to specific identifiable intangible assets. Additionally, SFAS No. 142 provides guidance for the amortization of identifiable intangible assets and states that goodwill shall not be amortized, but rather tested for impairment, at least annually, using a fair value approach. SFAS No. 142 is required to be adopted in the first quarter of the fiscal year beginning after December 15, 2001. Management has not yet determined the effect adopting these standards will have on the Company's financial statements.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management has not yet determined the effect SFAS No. 143 will have on the Company's financial statements, if any.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of business. SFAS No. 144 also amends APB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The provisions of this statement are generally to be applied prospectively. Management has not yet determined the effect SFAS No. 144 will have on the Company's financial statements, if any.

Reclassifications. Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2: SEGMENT INFORMATION AND CUSTOMER CONCENTRATIONS

     The Company classifies its business activities into four fundamental segments: North American outsourcing, international outsourcing, database marketing and consulting, and corporate activities. These segments are consistent with the Company's management of the business and generally reflect its internal financial reporting structure and operating focus. North American and international outsourcing provide comprehensive customer management solutions. North American outsourcing consists of customer management services provided in the United States and Canada. Database marketing and consulting provide outsourced database management, direct marketing and related customer retention services for automobile dealerships and manufacturers. Included in corporate activities are general corporate expenses, operational management expenses not attributable to any other segment and technology services. Segment accounting policies are the same as those used in the consolidated financial statements. There are no significant transactions between the reported segments for the periods presented.

     In 2001, the Company changed its internal reporting structure, which caused the composition of the reportable segments to change. The information for the years ended December 31, 2000 and 1999 have been restated to reflect this change.

                                                                  2001        2000       1999
                                                                --------------------------------
                                                                       (Amounts in thousands)
Revenues:
  North American outsourcing                                    $609,976    $591,834    $409,136
  International outsourcing                                      236,651     206,989     119,121
  Database marketing and consulting                               71,156      78,255      55,188
  Corporate activities                                            (1,639)      8,271      20,819
                                                                --------------------------------
         Total                                                  $916,144    $885,349    $604,264
                                                                ================================

Operating Income (Loss):
  North American outsourcing                                    $ 88,105    $110,850    $ 73,884
  International outsourcing                                       12,320      21,900      11,702
  Database marketing and consulting                                8,836       9,659       4,240
  Corporate activities                                           (78,101)    (69,492)    (39,629)
                                                                --------------------------------
         Total                                                  $ 31,160    $ 72,917    $ 50,197
                                                                ================================

Depreciation and Amortization (Included in Operating Income):
  North American outsourcing                                    $ 31,877    $ 26,143    $ 18,265
  International outsourcing                                       13,937      10,244       6,572
  Database marketing and consulting                                7,254       5,145       2,160
  Corporate activities                                             7,240       6,469       5,664
                                                                --------------------------------
         Total                                                  $ 60,308    $ 48,001    $ 32,661
                                                                ================================

Assets:
  North American outsourcing                                    $190,239    $215,646    $ 96,229
  International outsourcing                                      167,378     148,775      97,842
  Database marketing and consulting                               64,379      63,966      51,139
  Corporate activities                                           151,943     152,512     117,369
                                                                --------------------------------
         Total                                                  $573,939    $580,899    $362,579
                                                                ================================

Goodwill, net (Included in Total Assets):
  North American outsourcing                                    $ 11,446    $ 11,886    $   --
  International outsourcing                                       15,756      14,181      10,496
  Database marketing and consulting                               13,361      15,244      11,443
  Corporate activities                                              --          --        10,138
                                                                --------------------------------
         Total                                                  $ 40,563    $ 41,311    $ 32,077
                                                                ================================

Capital Expenditures (Including Capital Leases):
   North American outsourcing                                   $ 10,537    $ 66,197    $ 25,922
   International outsourcing                                      26,572      45,897      18,426
   Database marketing and consulting                               5,091       6,484       3,422
   Corporate activities                                           12,477       2,426      16,520
                                                                --------------------------------
         Total                                                  $ 54,677    $121,004    $ 64,290
                                                                ================================

     The following data includes revenues and gross property and equipment based on the geographic location where services are provided or the physical location of the equipment:

                                 2001       2000       1999
                               --------   --------   --------
                                   (Amounts in thousands)
Revenues:
  United States                $535,242   $565,519   $449,329
  Asia Pacific                   76,952     65,349     50,947
  Canada                        144,253    112,842     35,814
  Europe                         86,862     82,664     46,786
  Latin America                  72,835     58,975     21,388
                               ------------------------------
         Total                 $916,144   $885,349   $604,264
                               ==============================

Gross Property and Equipment:
  United States                $189,270   $174,821   $136,526
  Asia Pacific                   23,641     20,950     16,754
  Canada                         34,549     33,678      8,943
  Europe                         29,539     15,155     11,416
  Latin America                  34,491     31,355     14,547
                               ------------------------------
         Total                 $311,490   $275,959   $188,186
                               ==============================

All Other Long-Lived Assets:
  United States                $ 22,455   $ 37,248   $  3,730
  Asia Pacific                       18        507        296
  Canada                            481        367      3,640
  Europe                            174        469        309
  Latin America                   4,190      3,619      1,539
                               ------------------------------
         Total                 $ 27,318   $ 42,210   $  9,514
                               ==============================

Significant Customers
---------------------

     The Company has one customer who contributed in excess of 10% of total revenues. This entity is involved in the communications industry. The revenues from this customer as a percentage of total revenues for each of the three years ended December 31 are as follows:

                                2001   2000   1999
                                ----   ----   ----

                   Customer A    19%    20%    23%

     At December 31, 2001 and 2000, accounts receivable from this customer were $11.6 million and $14.3 million, respectively. There were no other customers with receivable balances in excess of 10% of consolidated accounts receivable. Customer A is included in the North American outsourcing reporting segment.

     The loss of one or more of its significant customers could have a materially adverse effect on the Company's business, operating results or financial condition. The Company does not require collateral from its customers. To limit the Company's credit risk, management performs ongoing credit evaluations of its customers and maintains allowances for potentially uncollectible accounts. Although the Company is impacted by economic conditions in the communications, transportation, automotive, financial services and government services industries, management does not believe significant credit risk exists at December 31, 2001.

NOTE 3: DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts Receivable
-------------------

     Accounts receivable consist of the following at December 31 (in thousands):

                                                         2001       2000
                                                       --------   --------

Accounts receivable                                    $168,675   $200,015
  Less- allowance for doubtful accounts                  (6,331)    (6,664)
                                                       -------------------
Accounts receivable, net                               $162,344   $193,351
                                                       ===================

     Activity in the Company's allowance for doubtful accounts consists of the following (in thousands):

                                                         2001      2000

Balance, beginning of year                             $ 6,664   $ 4,270
Provision for bad debts                                  6,026     5,067
Deductions for uncollectible receivables written off    (6,359)   (2,673)
                                                       -----------------
Balance, end of year                                   $ 6,331   $ 6,664
                                                       =================

Property and Equipment
----------------------

     Property and equipment consisted of the following at December 31 (in thousands):

                                                         2001        2000
                                                       ---------   ---------

Land                                                   $     345   $     345
Buildings                                                     45          12
Computer equipment and software                          116,846      94,779
Telephone equipment                                       36,448      24,996
Furniture and fixtures                                    60,572      66,177
Leasehold improvements                                    90,234      83,943
CIP                                                        3,226       2,306
Other                                                      3,774       3,401
                                                       ---------------------
                                                         311,490     275,959
  Less- accumulated depreciation                        (133,531)    (97,199)
                                                       ---------------------
                                                       $ 177,959   $ 178,760
                                                       =====================

     Included in the cost of property and equipment is the following equipment obtained through capitalized leases as of December 31 (in thousands):

                                                         2001        2000
                                                       ---------   ---------

Computer equipment and software                        $ 15,546    $ 15,175
Telephone equipment                                       4,363       4,212
Furniture and fixtures                                    9,036       6,954
                                                       --------------------
                                                         28,945      26,341
   Less- accumulated depreciation                       (20,625)    (20,391)
                                                       --------------------
                                                       $  8,320    $  5,950
                                                       ====================

NOTE 4: LONG-TERM DEBT

Capital Lease Obligations
-------------------------

     The Company has financed certain property and equipment under non-cancelable capital leases. Accordingly, the fair value of the equipment has been capitalized and the related obligation recorded. The average implicit interest rate on these leases was 7.7% at December 31, 2001. Interest is charged to expense at a constant rate applied to declining principal over the period of the obligation.

     The future minimum lease payments under capitalized lease obligations as of December 31, 2001 are as follows (in thousands):

2002                                                             $ 4,268
2003                                                               3,662
2004                                                                 606
                                                                 --------
                                                                   8,536
   Less- amount representing interest                               (461)
                                                                 --------
                                                                   8,075
   Less- current portion                                          (3,994)
                                                                 --------
                                                                 $ 4,081
                                                                 ========

     Interest expense associated with capital leases was $644,000, $1.2 million and $1.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Senior Notes
------------

     Senior Notes consisted of the following as of December 31 (in thousands):

                                                                                        2001       2000
                                                                                      --------   --------
Series A notes payable, interest at 7% per annum, interest payable semi-annually, principal payable annually commencing October 30, 2004, maturing October 30, 2008,
  unsecured                                                                            $60,000    $   --
Series B notes payable, interest at 7.4% per annum, interest payable semi-annually, principal payable annually commencing October 30, 2005, maturing October 30, 2011,
  unsecured                                                                             15,000        --
                                                                                      -------------------
                                                                                       $75,000    $   --
                                                                                      ===================

     The future principal amounts due for the Senior Notes are as follows (in thousands):

2002                                                             $    --
2003                                                                  --
2004                                                              12,000
2005                                                              14,143
2006                                                              14,143
Thereafter                                                        34,714
                                                                 -------
                                                                 $75,000
                                                                 =======

Long-Term Debt
--------------

     As of December 31, 2001 and 2000, other long-term debt consisted of the following notes (in thousands):

                                                                                    2001      2000
                                                                                   ------    -------
Note payable, interest at 8% per annum, principal and interest payable
   quarterly, paid in full March 2001, unsecured                                   $   --    $   194
Note payable, interest at 8% per annum, principal and interest payable monthly,
   paid in full January 2001, unsecured                                                --         57
Note payable, interest at 5% per annum, principal and interest payable monthly,
   maturing November 2009, collateralized by certain assets of the Company          4,146      4,567
Note payable, interest at 7% per annum, principal and interest payable monthly,
   maturing July 2002, unsecured                                                      362        391
Note payable, interest at 8% per annum, principal and interest payable
   quarterly, maturing April 2003, unsecured                                          575         --
Note payable, interest at 7% per annum, principal and interest payable monthly,
   maturing May 2004, unsecured                                                       199        260
Note payable, interest at 6% per annum, principal and interest payable monthly,
   maturing June 2002, unsecured, paid in full                                         --        265
Other notes payable                                                                   567        403
                                                                                   -----------------
                                                                                    5,849      6,137
Less- current portion                                                                (933)    (1,174)
                                                                                   -----------------
                                                                                   $4,916    $ 4,963
                                                                                   =================

     Annual maturities of the long-term debt are as follows (in thousands):

              Year ended December 31,
                 2002                                        $  933
                 2003                                           761
                 2004                                         1,138
                 2005                                           549
                 2006                                           577
                 Thereafter                                   1,891
                                                             ------
                                                             $5,849
                                                             ======

Revolving Line of Credit
------------------------

     The Company has an unsecured revolving line of credit agreement with a syndicate of five commercial banks under which it may borrow up to $87.5 million. The Company has two interest rate options: (a) the bank's base rate or
(b) the bank's offshore rate (approximating LIBOR) plus a margin ranging from
112.5 to 200.0 basis points depending upon the Company's leverage. An annual fee ranging from 0.30% to 0.45% is charged on any undrawn balances and is payable quarterly. At December 31, 2001 and 2000, there was $0 and $62 million outstanding under this agreement, respectively. Additionally, the Company is required to comply with certain minimum financial ratios under covenants in connection with the agreement described above, the most restrictive of which requires the Company to maintain at least one dollar of net income each quarter. During several quarters of 2001, the Company was out of compliance with this covenant but waivers were obtained from the lenders. The revolving line of credit expires in November 2002.

     The Company's Spanish subsidiary has factoring lines of credit under which it may borrow up to ESP$1.6 billion at December 31, 2001 and 2000. As of December 31, 2001 and 2000, there was $0 million and $8.3 million outstanding under these factoring lines, included in current portion of long-term debt in the accompanying consolidated balance sheet.

NOTE 5: INCOME TAXES

     The components of income before income taxes are as follows for the years ended December 31 (in thousands):

                                        2001       2000       1999
                                      --------   --------   -------

Domestic                              $(53,805)  $ 66,809   $46,619
Foreign                                 52,054     53,935    11,139
                                      -----------------------------
Total                                 $ (1,751)  $120,744   $57,758
                                      =============================

     The components of the provision for income taxes are as follows for the years ended December 31 (in thousands):

                                         2001       2000     1999
                                       --------   -------   -------
Current provision:
   Federal                             $(12,550)  $24,942   $14,888
   State                                 (2,051)    2,838     3,378
   Foreign                               23,926    21,439     5,131
                                       ----------------------------
                                       $  9,325   $49,219   $23,397
                                       ============================
Deferred provision:
   Federal                             $ (6,687)  $  (941)  $(1,724)
   State                                   (842)     (132)     (303)
   Foreign                               (1,622)   (1,208)     (392)
                                       ----------------------------
                                         (9,151)   (2,281)   (2,419)
                                       ----------------------------
                                       $    174   $46,938   $20,978
                                       ============================

     The following reconciles the Company's effective tax rate to the federal statutory rate for the years ended December 31 (in thousands):

                                                        2001      2000     1999
                                                      -------   -------   ------
Income tax (benefit) expense per federal statutory
   rate                                               $  (613)  $42,806   $18,634
State income taxes, net of federal deduction              (94)    3,840     2,181
Tax benefit of operating loss carryforward acquired        --    (1,800)       --
Miscellaneous credits                                    (600)     (716)       --
Transaction costs                                          --       420        --
Other                                                  (1,233)      200    (1,706)
Foreign income taxed at higher rate                     2,714     2,188     1,869
                                                      ---------------------------
                                                      $   174   $46,938   $20,978
                                                      ===========================

     The Company's deferred income tax assets and liabilities are summarized as follows as of December 31 (in thousands):

                                                       2001     2000
                                                     -------   ------
Current deferred tax assets:
   Allowance for doubtful accounts                   $ 2,501   $2,588
   Vacation accrual                                    2,061    1,672
   Compensation                                          395      162
   Insurance reserves                                  1,644      604
   State tax credits                                      --      300
   Accrued restructuring charges                       1,278       --
   Unrealized losses on securities and derivatives     1,543       --
   Warrant accrual                                       616       --
   Deferred revenue                                      182       --
   Other                                               1,393      532
                                                     ----------------
                                                      11,613    5,858
Long-term deferred tax assets:
   Depreciation and amortization                       1,472    1,862
   Other than temporary loss on equity investment      6,518       --
   Deferred revenue                                    3,441       --
Long-term deferred tax liability:
   Capitalized software                               (4,631)      --
                                                     ----------------
          Total                                      $18,413   $7,720
                                                     ================

NOTE 6: EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) profit-sharing plan that allows participation by employees who have completed six months of service, as defined, and are 21 or older. Participants may defer up to 15% of their gross pay up to a maximum limit determined by law. Participants are also eligible for a matching contribution by the Company of 50% of the first 6% of compensation a participant contributes to the plan. Participants vest in matching contributions over a four-year period. Company matching contributions to the 401(k) plan totaled $2.4 million, $2.3 million and $1.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 7: STOCK COMPENSATION PLANS

     The Company adopted a stock option plan during 1995 (the "1995 Option Plan") and amended and restated the plan in January 1996 for directors, officers, employees, consultants and independent contractors. The plan reserved
7.0 million shares of common stock and permits the award of incentive stock options, non-qualified options, stock appreciation rights and restricted stock. Outstanding options vest over a three- to five-year period and are exercisable for 10 years from the date of grant.

     In January 1996, the Company adopted a stock option plan for non-employee directors (the "Director Plan"), covering 750,000 shares of common stock. All options were granted at fair market value at the date of grant. Options vested as of the date of the option but were not exercisable until six months after the option date. Options granted are exercisable for 10 years from the date of grant unless a participant is terminated for cause or one year after a participant's death. The Director Plan had options to purchase 472,250, 510,250 and 423,000 shares outstanding at December 31, 2001, 2000 and 1999, respectively. In May 2000, the Company terminated future grants under this plan. From that point on, Directors received options under the Company's 1999 Stock Option and Incentive Plan.

     In July 1996, the Company adopted an employee stock purchase plan (the "ESPP"). Pursuant to the ESPP, as amended, an aggregate of 1,000,000 shares of common stock of the Company is available for issuance under the ESPP. Employees are eligible to participate in the ESPP after three months of service. The price per share purchased in any offering period is equal to the lesser of 85% of the fair market value of the common stock on the first day of the offering period or on the purchase date. The offering periods have a term of six months. Stock purchased under the plan for the years ended December 31, 2001, 2000 and 1999 were $1,757,000, $1,896,000 and $131,000, respectively.

     In February 1999, the Company adopted the TeleTech Holdings, Inc. 1999 Stock Option and Incentive Plan (the "1999 Option Plan"). The purpose of the 1999 Option Plan is to enable the Company to continue to (a) attract and retain high quality directors, officers, employees and potential employees, consultants and independent contractors of the Company or any of its subsidiaries; (b) motivate such persons to promote the long-term success of the business of the Company and its subsidiaries and (c) induce employees of companies that are acquired by TeleTech to accept employment with TeleTech following such an acquisition. The 1999 Option Plan supplements the 1995 Option Plan. An aggregate of 10 million shares of common stock has been reserved for issuance under the 1999 Option Plan, which permits the award of incentive stock options, non-qualified stock options, stock appreciation rights and shares of restricted common stock. As previously discussed, the 1999 Option Plan also provides annual stock option grants to Directors. Outstanding options vest over a period of one to nine years and are exercisable for ten years from the date of grant.

     In connection with the acquisition of Newgen, which was accounted for under the pooling-of-interests method, the Company assumed all of the options outstanding under Newgen's 1998 and 1996 Equity Incentive Plans.

     The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted using the Black-Scholes option pricing model as prescribed by SFAS 123 and the following weighted average assumptions used for grants:

                                       Years ended December 31,
                                  ---------------------------------
                                    2001         2000       1999
                                  ---------   ---------   ---------

        Risk-free interest rate   4.8%        4.9%        5.9%
        Expected dividend yield     0%          0%          0%
        Expected lives            5.7 years   3.1 years   5.3 years
        Expected volatility        81%         81%         79%

     If the Company had accounted for these plans in accordance with SFAS 123, the Company's net income and pro forma net income per share would have been reported as follows:

Net Income
----------
                                Years ended December 31,
                             ----------------------------
                               2001      2000      1999
                             --------   -------   -------
                                (amounts in thousands)
        As reported          $ (1,925)  $73,806   $36,780
        Pro forma            $(12,459)  $55,680   $31,024

Per Share Amounts
-----------------
                               2001      2000       1999
                             --------   -------   --------
        As reported:
          Basic              $(0.03)     $1.00     $0.51
          Diluted            $(0.03)     $0.93     $0.49
        Pro forma:
          Basic              $(0.16)     $0.75     $0.41
          Diluted            $(0.16)     $0.70     $0.41

     A summary of the status of the Company's stock option plans for the three years ended December 31, 2001, together with changes during each of the years then ended, is presented in the following table:

                                                              Weighted
                                                               Average
                                                              Price Per
                                                   Shares       Share
                                                 ----------   ---------

Outstanding, January 1, 1999                      7,019,886    $ 7.94
   Grants                                         7,246,933    $ 8.70
   Exercises                                       (850,802)   $ 6.40
   Forfeitures                                   (1,853,792)   $10.17

Outstanding, December 31, 1999                   11,562,225    $ 8.43
   Grants                                         4,827,832    $28.04
   Exercises                                     (1,384,022)   $ 6.19
   Forfeitures                                   (1,283,995)   $11.41

Outstanding, December 31, 2000                   13,722,040    $15.10
   Grants                                         3,121,085    $ 8.13
   Exercises                                     (1,840,082)   $ 4.36
   Forfeitures                                   (4,309,782)   $17.59

Outstanding, December 31, 2001                   10,693,261    $13.98

Options exercisable at year end:
    2001                                          4,385,403    $12.92
    2000                                          4,545,244    $ 8.64
    1999                                          2,578,417    $ 4.71

Weighted average fair value of options granted
during the year:
    2001                                                       $ 4.00
    2000                                                       $15.27
    1999                                                       $ 4.90

     The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives at December 31, 2001:

                                    Outstanding                             Exercisable
                    -------------------------------------------   ----------------------------
                                                    Weighted
                     Number of      Weighted         Average      Number of       Weighted
Range of Exercise     Shares          Average      Contractual      Shares         Average
    Prices          Outstanding   Exercise Price   Life (years)   Exercisable   Exercise Price
                    -----------   --------------   ------------   -----------   --------------

$ 0.63 - $5.50         502,532        $ 2.31            4           495,732        $ 2.32
$ 5.51 - $6.50       1,524,096        $ 6.10            6           647,933        $ 6.07
$ 6.51 - $7.00       1,915,394        $ 6.97            9           482,018        $ 6.94
$ 7.01 - $9.50       1,707,437        $ 8.48            8           693,163        $ 8.84
$ 9.51 - $13.50      1,497,035        $11.65            6           755,054        $11.67
$13.51 - $21.50      1,077,515        $16.86            8           436,993        $16.24
$21.51 - $31.50      1,417,452        $28.71            8           509,435        $27.96
$31.51 - $39.81      1,051,800        $33.15            9           365,075        $32.69

NOTE 8: RELATED PARTY TRANSACTIONS

     The Company has entered into agreements pursuant to which Avion, LLC ("Avion") and AirMax, LLC ("AirMax") provide certain aviation flight services to and as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chief Executive Officer and Chairman of the Board of the Company, has a direct beneficial ownership interest in Avion. During 2001, 2000 and 1999 the Company paid an aggregate of $712,000, $677,000 and $35,000, respectively, to Avion for services provided to the Company. Mr. Tuchman also purchases services from AirMax and from time to time provides short-term loans to AirMax. During 2001, 2000 and 1999 the Company paid to AirMax an aggregate of $543,000, $460,000 and $405,000, respectively, for services provided to the Company. The Audit Committee of the Board of Directors reviews these transactions quarterly and has determined that the fees charged by Avion and AirMax are at fair market value.

     In the fourth quarter of 2000, the Company and its enhansiv subsidiary executed a transaction, whereby the Company transferred all of its shares of common stock of enhansiv, inc., a Colorado corporation ("enhansiv"), to enhansiv holdings, inc., a Delaware corporation ("EHI") in exchange for Series A Convertible Preferred Stock of EHI. EHI is developing a centralized, open architecture, customer management solution that incorporates a contact management database across all customer contact channels. The Company believes that the EHI technology will allow it to move to a more centralized technology platform, allowing it to provide more cost effective solutions in a more timely manner. As part of the transaction, EHI sold shares of common stock to a group of investors. These shares represent 100% of the existing common shares of EHI, which in turn owns 100% of the common shares of enhansiv. In addition, the Company received an option to purchase approximately 95% of the common stock of EHI. The Company also agreed to make available to EHI a convertible $7.0 million line of credit, which was fully drawn in the second quarter of 2001.

     One of the investors was Kenneth D. Tuchman, who acquired 14.4 million shares of EHI common stock for $3.0 million, representing 42.9% of EHI in the initial transaction. Subsequent to the initial sale of common stock, EHI sold
9.6 million shares to Mr. Tuchman for $2.0 million, giving him an additional 12.1% interest in EHI. Upon Mr. Tuchman's second investment, he entered into a confirmation joinder and amendment agreement which states that for as long as Mr. Tuchman owns 50% of EHI's common stock, all action requiring stockholder approval shall require approval of holders of at least 66-2/3% of EHI common stock. The remaining equity of $4.0 million, which represents approximately 17% of the fair value of the assets at inception, comes from unrelated third parties and is at risk.

     In June 2001, the Company entered into another transaction whereby the Company agreed to fund an additional $5.0 million for certain development activities in exchange for a licensing agreement and the right to convert this additional investment into Series B Preferred Stock that is convertible at the option of the Company into EHI's common stock. As of December 31, 2001, $4.9 million of this additional commitment had been funded.

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

     As a preferred stockholder, the Company accounts for its investment in EHI under the equity method of accounting. Accordingly, the Company records all of EHI's losses in excess of the value of all subordinate equity investments in EHI (common stock). The Company began reflecting EHI losses during the second quarter of 2001. These losses, which totaled $7.7 million in 2001, are included as a separate line item in other income (expense) in the accompanying consolidated statements of operations. During 2000, the Company did not record any losses from EHI subsequent to the sale of common stock.

     During the second quarter of 2001, after EHI was unsuccessful in raising additional outside capital, the Company concluded that its investment in EHI exceeded its fair value and such decline was other than temporary. The Company's determination of fair market value was based on pre-money valuations used by third parties during discussions to raise outside capital. The Company considered current and anticipated market conditions in its determination that the decline in value was other than temporary. As a result, the Company recorded a $16.5 million charge to adjust the investment's carrying value down to its estimated fair value. The Company's net investment in EHI of $3.8 million at December 31, 2001 is included in other assets in the accompanying consolidated balance sheets. Net assets of EHI, excluding the Company's loan to EHI, were $15.0 million at December 31, 2001. EHI has no outside debt or other outstanding borrowings other than that owed to the Company.

     During 2000 and 1999, the Company utilized the services of EGI Risk Services, Inc. ("EGI") for reviewing, obtaining and/or renewing various insurance policies. EGI is a wholly owned subsidiary of Equity Group Investments, Inc. Rod Dammeyer, a director of the Company, was formerly the managing partner of Equity Group Investments, Inc., and Samuel Zell, a former director of the Company, was chairman of the board. During the years ended December 31, 2001, 2000 and 1999, the Company paid $0, $1.1 million and $3.5 million respectively, to EGI primarily for insurance policy premiums.

     During 2001, the Company utilized the services of Korn Ferry International ("KFI") for two executive search projects. James Barlett, Vice Chairman and a director of the Company is a director of KFI. During the years ended December 31, 2001, 2000 and 1999 the Company paid $305,331, $0 and $0, respectively, to KFI for executive search services.

     During 2001, the Company purchased cable and wiring materials from Anixter International, Inc. Rod Dammeyer, a director of the Company, served as Vice Chairman and a director for Anixter International, Inc. until February 2001. During the years ended December 31, 2001, 2000 and 1999 the Company paid $77,000, $83,000 and $60,000, respectively, to Anixter International, Inc.

NOTE 9: ACQUISITIONS

     On August 31, 2000, the Company and CCH entered into a definitive Share Purchase Agreement, which included the exchange of 3,264,000 shares of the Company's common stock for all of the issued share capital of CCH. The business combination was accounted for as a pooling-of-interest, and accordingly, the historical financial statements of the Company have been restated to include the financial statements of CCH for all periods presented prior to the acquisition.

     On December 20, 2000, the Company consummated a business combination with Newgen that included the exchange of 8,283,325 shares of the Company's common stock for all of the issued shares of Newgen. The business combination was accounted for as a pooling-of-interest, and accordingly, the historical financial statements of the Company have been restated to include the financial statements of Newgen for all periods presented prior to the acquisition.

     The table below sets forth the results of operations of the previously separate enterprises for the period prior to the consummation of the August 2000 and December 2000 business combinations during the periods ended December 31, 2000 and 1999 (in thousands):

                                                             TeleTech     CCH      Newgen   Combined
                                                             --------   --------  --------  --------
2000 (prior to consummation of the business combinations)
   Revenues                                                  $750,782   $38,540   $77,468   $866,790
   Net income                                                  64,477     2,259     5,919     72,655
1999
   Revenues                                                  $509,268   $39,808   $55,188   $604,264
   Net income                                                  29,090     2,855     4,835     36,780

     On October 27, 2000, TeleTech acquired iCcare Limited ("iCcare"), a Hong Kong based customer management company, in a transaction accounted for under the purchase method of accounting. The Company purchased iCcare for approximately $4.0 million consisting of $2.0 million in cash and $2.0 million in stock. On the basis of achievement of predetermined revenue targets, iCcare could also receive additional stock or cash payments over a two-year period. During 2001, iCcare did not achieve the target. The operations of iCcare for all periods prior to the acquisition are immaterial to the results of the Company, and accordingly no pro forma financial information has been presented.

     On November 7, 2000, the Company acquired the customer care division of Boston Communications Group ("BCG") in an asset purchase transaction accounted for under the purchase method of accounting. BCG's customer care division provides 24x7 inbound customer care solutions for the wireless industry. The Company purchased the customer care division in a cash transaction valued at $15 million, including a $13 million cash payment and assumption of approximately $2 million of liabilities. Under the terms of the agreement, BCG could receive additional cash payments, totaling up to an additional $20 million over four years, based upon achievement of certain predetermined revenue targets. During 2001, the revenue targets were not achieved. The operations of the customer care division of BCG for all periods prior to the acquisition are immaterial to the results of the Company, and accordingly no pro forma financial information has been presented.

     On March 18, 1999, the Company acquired 100% of the common stock of Pamet River, Inc. ("Pamet") for approximately $1.8 million in cash and 285,711 shares of common stock in the Company. Pamet was a global marketing company offering end-to-end marketing solutions by leveraging Internet and database technologies. The transaction was accounted for as a purchase and goodwill was amortized using the straight-line method over 20 years. The operations of Pamet for all periods prior to the acquisition are immaterial to the results of the Company, and accordingly no pro forma financial information has been presented. In September 2000, the Company closed Pamet. See Note 11 for further discussion.

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

     On October 12, 1999, the Company acquired 100% of the common stock of Connect S.A. ("Connect") for approximately $2.3 million in cash including costs related to the acquisition. The former owners of Connect were entitled to an earn-out premium based on the results of the Company's consolidated operations in Argentina in 2000. This earn-out premium totaled $3.8 million and was recorded as goodwill on the accompanying consolidated balance sheets. Connect is located in Buenos Aires, Argentina, and provides customer management solutions to Latin American and multinational companies in a variety of industries. The transaction was accounted for as a purchase and goodwill is amortized using the straight-line method over 20 years. The operations of Connect for all periods prior to the acquisition are immaterial to the results of the Company, and accordingly no pro forma financial information has been presented.

     The previous owners of Smart Call and Connect had the ability to earn an additional contingent payment of between $250,000 and $2.5 million during 2001 based on reaching revenue and profitability targets. These targets were not achieved.

     On November 30, 1999, the Company's subsidiary Newgen acquired the partnership interest, including certain net assets and liabilities of Computer Care, a New York general partnership and wholly owned operation of Automatic Data Processing, Inc. ("ADP") in a transaction accounted for under the purchase method of accounting. Per the terms of the partnership agreement Newgen acquired a 100 % interest in Computer Care for a purchase price of approximately $11.0 million in cash, excluding transaction costs, and up to an additional $9.0 million earn-out which may be paid based upon certain earn-out criteria. In February 2001, the Company paid $4.4 million to ADP in full satisfaction of the earn-out provision. The operations of Computer Care for all periods prior to the acquisition are immaterial to the results of the Company, and accordingly no pro forma financial information has been presented.

     On December 15, 1999, the Company invested $2.5 million in a customer management software company. On January 27, 2000, an additional investment of $8.0 million was made in the same customer management software company. In May 2000, this software company merged with E.piphany, Inc., a publicly traded customer management company. As a result of the merger, TeleTech received 1,238,400 shares of E.piphany common stock. During the years ended December 31, 2001 and 2000, the Company sold approximately 100,000 and 909,300 shares, respectively, of E.piphany for total proceeds of $1.3 million and $64.9 million, which resulted in realized gains of $161,000 and $57.0 million, respectively. As of December 31, 2001, the remaining 268,000 shares of E.piphany had a cost basis of $1.1 million. These shares are reflected in the accompanying consolidated balance sheets as an available-for-sale security, at their fair market value of $2.3 million. The unrealized gain of $900,000 is shown net of tax of $300,000, as a component of other comprehensive income in the accompanying consolidated statements of stockholders' equity.

NOTE 10: FORD JOINT VENTURE

     During the first quarter of 2000, the Company and Ford Motor Company ("Ford") formed Percepta. Percepta was formed to provide global customer management solutions for Ford and other automotive companies. Percepta is currently providing such services in the United States, Canada, Australia and Scotland. In connection with this formation, the Company issued stock purchase warrants to Ford entitling Ford to purchase 750,000 shares of TeleTech common stock. These warrants were valued at $5.1 million using the Black-Scholes Option model.

     Ford has the right to earn additional warrants based upon Percepta's achievement of certain revenue thresholds through 2004. Such thresholds were not achieved for 2001 or 2000. The number of warrants to be issued is subject to a formula based upon the profitability of Percepta, among other factors. The exercise price of any warrants issued under the agreement will be a 5% premium over the Company's stock price at the date the warrants are issued.

NOTE 11: ASSET DISPOSITIONS

     In March 2000, the Company and State Street Bank and Trust Company ("State Street") entered into a lease agreement whereby State Street acquired 12 acres of land in Arapahoe County, Colorado for the purpose of constructing a new corporate headquarters for the Company (the "Planned Headquarters Building"). Subsequently, management of the Company decided to terminate the lease agreement as it was determined that the Planned Headquarters Building would be unable to accommodate the Company's anticipated growth. The Company recorded a $9.0 million loss on the termination of the lease in 2000, which is included in the accompanying consolidated statements of operations.

     In March 2001, the Company acquired the Planned Headquarters Building being constructed on its behalf for approximately $15.0 million and incurred additional capital expenditures to complete construction of the building. During the second quarter of 2001, after receiving various offers for the Planned Headquarters Building that were less than the estimated completed cost, the Company determined that the fair value of the building, less the cost to complete and sell, exceeded the carrying amount by $7.0 million. Accordingly, the Company recorded a loss on real estate held for sale of $7.0 million, which is included in the accompanying consolidated statements of operations. In October 2001, the Company completed and sold the Planned Headquarters Building to a third party receiving net proceeds of approximately $11.8 million.

     In March 2001, the Company shut down its Digital Creators subsidiary. The Company closed the subsidiary because of weak operating performance. It was more cost effective to close the operation than to seek a buyer. There was no significant loss associated with the disposal of this business as the majority of assets and people were absorbed by the Company.

     In July 2000, the Company sold a division of its Australian subsidiary, which provides services in the healthcare industry, for cash of approximately $4.9 million. This sale resulted in a gain recognized in the third quarter of 2000 of approximately $4.0 million, which is included in other income in the accompanying consolidated statements of operations. The operating results, assets and liabilities of this division were not material to the consolidated operating results, assets and liabilities of the Company.

     In September 2000, the Company closed its Pamet subsidiary, which provided marketing solutions by leveraging Internet and database technologies. The Company closed the subsidiary because of weak operating performance and incompatibility with the Company's key strategic initiatives. It was more cost effective to close the operation than to seek a buyer. The disposal resulted in a $3.4 million loss, which is included as an operating expense in the accompanying consolidated statements of operations.

NOTE 12: RESTRUCTURING CHARGES

     During 2001, the Company recorded a $7.7 million loss in its North American outsourcing segment on the closure of a customer interaction center ("CIC") located in Thornton, Colorado, consisting of future rent and occupancy costs and loss on disposal of assets, which is reflected as a separate line item in the accompanying consolidated statements of operations.

     In December 2000, the Company identified three customer interaction centers in California, which were older and under-performing and decided to consolidate them into one new center. As a result, the Company accrued a $4.7 million loss in its North American outsourcing segment on the closure of these sites consisting of future rent and occupancy costs and loss on the disposal of assets, which is included as an operating expense in the accompanying consolidated statements of operations.

     During 2001, the Company implemented certain cost cutting measures. In connection with these actions, the Company recorded $18.5 million of charges in its corporate segment for severance and other termination benefits related to a reduction in force of approximately 500 employees, which are reflected as a separate line item in the accompanying consolidated statements of operations.

     A rollforward of the activity in the above mentioned restructuring accruals for the years ended December 31, 2001 and 2000 follows (in thousands):

                                        Closure    Reduction in
                                        of CICs        Force         Total
                                        -------    ------------   ---------

Balances, January 1, 2000               $    --      $     --      $     --
   Expense                                4,779            --         4,779
   Payments                              (4,304)           --        (4,304)
                                        -----------------------------------
Balances, December 31, 2000                 475            --           475
   Expense                                7,733        18,515        26,248
   Payments                              (4,679)      (15,883)      (20,562)
                                        -----------------------------------
Balances, December 31, 2001             $ 3,529      $  2,632      $  6,161
                                        ===================================

     The restructuring accrual is included in other accrued expenses in the accompanying consolidated balance sheets.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Leases. The Company has various operating leases for equipment, customer interaction centers and office space. Rent expense under operating leases was approximately $31.1 million, $21.6 million and $16.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     In December 2000, the Company and State Street consummated a lease transaction for the Company's new corporate headquarters, whereby State Street acquired the property at 9197 South Peoria Street, Englewood, Colorado (the "Property"). Simultaneously, State Street leased the Property to TeleTech Services Corporation ("TSC"), a wholly owned subsidiary of the Company. As part of the transaction, State Street formed a special purpose entity to purchase the Property and hold the associated debt and equity from a group of banks. The debt held by this entity was approximately $37.0 million at December 31, 2001. The Company's lease on the Property has a four-year term and expires in December 2004. At expiration, the Company has three options: 1) renew the lease for two one-year periods at the same monthly rate paid during the original term, 2) purchase the Property for approximately $38.2 million, or 3) vacate the Property. In the event the Company vacates the Property, the Company must sell the Property. If the Property is sold for less than $38.2 million, the Company has guaranteed State Street a residual payment upon sale of the building based on a percentage of the difference between the selling price and appraised fair market value of the Property. If the Company were to vacate the Property prior to the original four-year term, the Company has guaranteed State Street a residual value of approximately $31.5 million upon sale of the Property. The Company has no plans to vacate the Property prior to the original term. The potential liability, if any, resulting from a residual payment has not been reflected on the accompanying consolidated balance sheet. The rent expense of $2.6 million in 2001 and future lease payments are reflected in the lease commitments disclosed within this Note. This arrangement is not expected to have a material effect on liquidity or availability of or requirements for capital resources. A significant restrictive covenant under this agreement requires the Company to maintain at least one dollar of net income each quarter. Additionally, the lease payments are variable based on LIBOR. However, the Company has an interest rate swap agreement in place to hedge any fluctuations in LIBOR.

     The future minimum rental payments required under non-cancelable operating leases as of December 31, 2001 are as follows (in thousands):

Year ended December 31,
   2002                                                   $ 27,030
   2003                                                     25,737
   2004                                                     24,718
   2005                                                     19,244
   2006                                                     15,400
   Thereafter                                               94,532
                                                          --------
                                                          $206,661
                                                          ========

Legal Proceedings. In July 1999, the Company reached a settlement with CompuServe Incorporated whereby the Company received $12.0 million. As a result, the Company recorded a gain of $6.7 million during 1999, which is included in other income in the accompanying consolidated statements of operations.

     From time to time, the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations or financial condition.

NOTE 14: QUARTERLY FINANCIAL DATA (UNAUDITED)

                                          First     Second      Third     Fourth
                                         Quarter    Quarter    Quarter    Quarter
                                        --------   --------   --------   --------
                                      (Amounts in thousands, except per share data)
Year ended December 31, 2001:
  Revenues                              $237,880   $225,211   $222,818   $230,235
  Income (loss) from operations           (4,665)     8,324     10,256     17,245
  Net income (loss)                       (3,866)    (7,368)     2,126      7,183
  Net income (loss) per common share:
  Basic                                 $  (0.05)  $  (0.10)  $   0.03   $   0.09
  Diluted                               $  (0.05)  $  (0.10)  $   0.03   $   0.09

Year ended December 31, 2000:
  Revenues                              $192,326   $217,375   $231,806   $243,842
  Income from operations                  17,679     20,609     19,604     15,025
  Net income                              11,246     21,635     32,382      8,543
  Net income per common share:
  Basic                                 $   0.15   $   0.29   $   0.44   $   0.11
  Diluted                               $   0.14   $   0.27   $   0.41   $   0.11