Form 10-Q
period 2002-03-31
TELETECH HOLDINGS INC
filed 2002-05-09
CIK 1013880

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
Class of Common Stock                                 May 7, 2002
Common Stock, par value $.01 per share                 77,114,629

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX
PART I. FINANCIAL INFORMATION                                              Page
-----------------------------

Item 1.      Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets--March 31, 2002
             (unaudited) and December 31, 2001                                3

             Condensed Consolidated Statements of Operations--
             Three Months Ended March 31, 2002 and 2001 (unaudited)           4

             Condensed Consolidated Statements of Cash Flows--
             Three Months Ended March 31, 2002 and 2001 (unaudited)           5

             Notes to Unaudited Condensed Consolidated Financial
             Statements--March 31, 2002                                       6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             11

Item 3.      Quantitative and Qualitative Disclosures about Market Risk      15

PART II. OTHER INFORMATION
--------------------------

Item 1.      Legal Proceedings                                               16

Item 6.      Exhibits and Reports on Form 8-K                                16

             SIGNATURES                                                      17

Item 1.
                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share amounts)

                                                                                         March 31,      December 31,
                                       ASSETS                                              2002            2001
                                       ------                                         --------------------------------
CURRENT ASSETS:                                                                         (unaudited)
  Cash and cash equivalents                                                              $ 65,200        $ 95,430
  Investment in available-for-sale securities                                               1,237           2,281
  Short-term investments                                                                    6,898           6,460
  Accounts receivable, net                                                                200,760         162,344
  Prepaids and other assets                                                                37,669          30,298
  Deferred tax asset                                                                       11,096          11,613
                                                                                      --------------------------------
      Total current assets                                                                322,860         308,426
                                                                                      --------------------------------
PROPERTY AND EQUIPMENT, net                                                               169,392         177,959
                                                                                      --------------------------------
OTHER ASSETS:
  Goodwill, net                                                                            29,022          40,563
  Contract acquisition costs, net                                                          27,434          12,873
  Deferred tax asset                                                                       10,863           6,800
  Other assets                                                                             27,007          27,318
                                                                                      --------------------------------
      Total assets                                                                       $586,578        $573,939
                                                                                      ================================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                       $ 26,861        $ 17,939
  Accrued employee compensation and benefits                                               43,708          42,316
  Other accrued expenses                                                                   41,584          35,991
  Customer advances and deferred income                                                    24,479          22,048
  Current portion of long-term debt and capital lease obligations                           4,821           4,927
                                                                                      --------------------------------
      Total current liabilities                                                           141,453         123,221
                                                                                      --------------------------------
LONG-TERM DEBT, net of current portion:
  Senior notes                                                                             75,000          75,000
  Capital lease obligations                                                                 2,926           4,081
  Other long-term debt                                                                      4,666           4,916
  Other liabilities                                                                         4,283           4,452
                                                                                      --------------------------------
      Total liabilities                                                                   228,328         211,670
                                                                                      --------------------------------
MINORITY INTEREST                                                                          14,369          14,319
                                                                                      --------------------------------

STOCKHOLDERS' EQUITY:
  Stock purchase warrants                                                                   5,100           5,100
  Common stock; $.01 par value; 150,000,000 shares authorized; 76,924,589 and
    76,751,607 shares, respectively, issued and outstanding                                   769             768
  Additional paid-in capital                                                              211,646         212,097
  Accumulated other comprehensive loss                                                    (22,289)        (19,213)
  Deferred compensation                                                                    (1,728)         (2,078)
  Notes receivable from stockholders                                                         (260)           (107)
  Retained earnings                                                                       150,643         151,383
                                                                                      --------------------------------
      Total stockholders' equity                                                          343,881         347,950
                                                                                      --------------------------------
      Total liabilities and stockholders' equity                                         $586,578        $573,939
                                                                                      ================================

                   The accompanying notes are an integral part
                of these condensed consolidated balance sheets.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                   -------------------------------
                                                                                          2002           2001
                                                                                   -------------------------------
           REVENUES                                                                    $ 254,031      $ 237,880
                                                                                   -------------------------------
           OPERATING EXPENSES:
             Costs of services                                                           172,567        150,312
             Selling, general and administrative expenses                                 51,225         57,063
             Depreciation and amortization                                                14,939         14,919
             Restructuring charges                                                            --         12,518
             Loss on closure of customer interaction center                                   --          7,733
                                                                                   -------------------------------
                 Total operating expenses                                                238,731        242,545
                                                                                   -------------------------------
           INCOME (LOSS) FROM OPERATIONS                                                  15,300         (4,665)
                                                                                   -------------------------------
           OTHER INCOME (EXPENSE):
             Interest, net                                                                (1,070)        (1,095)
             Share of losses on equity investment                                         (2,331)            --
             Gain on sale of securities                                                      174             --
             Other                                                                          (817)          (101)
                                                                                   -------------------------------
                                                                                          (4,044)        (1,196)
                                                                                   -------------------------------
           INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE            11,256         (5,861)
             EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
             Provision (benefit) for income taxes                                          4,444         (2,316)
                                                                                   -------------------------------
           INCOME (LOSS) BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE
             IN ACCOUNTING PRINCIPLE                                                       6,812         (3,545)
             Minority interest                                                               (50)          (321)
                                                                                   -------------------------------
           INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
             PRINCIPLE                                                                     6,762         (3,866)
           CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, net of taxes of
             $4,039 and $0 (See Note 2)                                                   (7,502)            --
                                                                                   -------------------------------
           NET LOSS                                                                    $    (740)     $  (3,866)
                                                                                   ===============================
           WEIGHTED AVERAGE SHARES OUTSTANDING:
                Basic                                                                     76,755         74,753
                Diluted                                                                   78,846         74,753

           INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
             PRINCIPLE PER SHARE:
                Basic                                                                  $    0.09      $   (0.05)
                Diluted                                                                $    0.09      $   (0.05)

           NET LOSS PER SHARE:
                Basic                                                                  $   (0.01)     $   (0.05)
                Diluted                                                                $   (0.01)     $   (0.05)

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                           --------------------------------
                                                                                                2002            2001
                                                                                           --------------------------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                 $    (740)      $  (3,866)
     Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
       Cumulative effect of change in accounting principle                                        7,502              --
       Depreciation and amortization                                                             14,939          14,919
       Minority interest                                                                             50             321
       Bad debt expense                                                                           1,066             855
       Gain on sale of securities                                                                  (174)             --
       Loss on closure of customer interaction center                                                --           7,733
       Deferred taxes                                                                               262           1,218
       Share of losses on equity investment                                                       2,331              --
       Loss on derivative                                                                           405              --
       Tax benefit from stock option exercises                                                      111             272
       Amortization of deferred compensation                                                        350              --
       Changes in assets and liabilities:
         Accounts receivable                                                                    (39,529)         15,387
         Prepaids and other assets                                                               (7,422)         (6,033)
         Accounts payable and accrued expenses                                                      585         (32,380)
         Customer advances and deferred income                                                    2,384           8,291
                                                                                           --------------------------------
           Net cash (used in) provided by operating activities                                  (17,880)          6,717
                                                                                           --------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                          (8,974)        (23,980)
     Proceeds from sale of available-for-sale securities                                          1,046              --
     Investment in real estate held for sale                                                         --         (16,372)
     Changes in other assets related to investing activities                                     (1,207)            (70)
     Net (increase) decrease in short-term investments                                             (438)          6,117
                                                                                           --------------------------------
           Net cash used in investing activities                                                 (9,573)        (34,305)
                                                                                           --------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in line of credit                                                                  --          11,500
     Payments on long-term debt                                                                  (1,064)           (991)
     Payments on capital lease obligations                                                       (1,264)         (1,578)
     Proceeds from exercise of stock options                                                        384             944
     Purchase of treasury stock                                                                  (1,098)             --
                                                                                           --------------------------------
           Net cash (used in) provided by financing activities                                   (3,042)          9,875
                                                                                           --------------------------------
     Effect of exchange rate changes on cash                                                        265          (4,497)
   NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (30,230)        (22,210)
   CASH AND CASH EQUIVALENTS, beginning of period                                                95,430          58,797
                                                                                           --------------------------------
   CASH AND CASH EQUIVALENTS, end of period                                                   $  65,200       $  36,587
                                                                                           ================================

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                    TELETECH HOLDINGS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

(1)      OVERVIEW AND BASIS OF PRESENTATION

Overview

         TeleTech Holdings, Inc. ("TeleTech" or the "Company") is a leading global provider of customer management solutions for large multinational companies in the United States, Argentina, Australia, Brazil, Canada, China, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore and Spain. Customer management encompasses a wide range of customer acquisition, retention and satisfaction programs designed to maximize the lifetime value of the relationship between the Company's clients and their customers.

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) which, in the opinion of management, are necessary to present fairly the financial position at March 31, 2002, and the results of operations and cash flows of the Company and its subsidiaries for the three months ended March 31, 2002 and 2001. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

         The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2001. Certain 2001 amounts have been reclassified to conform to 2002 presentation.

(2)      EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         On January 1, 2002, the Company adopted Statement on Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 provides guidance on the accounting for goodwill and other intangibles specifically relating to identifying and allocating purchase price to specific identifiable intangible assets. Additionally, SFAS No. 142 provides guidance for the amortization of identifiable intangible assets and states that goodwill shall not be amortized, but rather tested for impairment, at least annually, using a fair value approach. In connection with the adoption of SFAS No. 142, the Company recorded a pre-tax impairment of approximately $11.5 million related to the goodwill of its Latin American reporting unit. The impairment is reflected as the cumulative effect of a change in accounting principle in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2002.

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

         On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 also amends APB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this statement are generally to be applied prospectively. The adoption of this pronouncement did not have a material effect on the financial position of the Company.

         In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which eliminates consistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. Management has not yet determined the effect SFAS No. 145 will have on its financial position, if any.

(3)      SEGMENT INFORMATION AND CUSTOMER CONCENTRATIONS

         The Company classifies its business activities into four fundamental segments: North American outsourcing, international outsourcing, database marketing and consulting, and corporate activities. These segments are consistent with the Company's management of the business and generally reflect its internal financial reporting structure and operating focus. North American and international outsourcing provide comprehensive customer management solutions. North American outsourcing consists of customer management services provided in the United States and Canada. Database marketing and consulting provide outsourced database management, direct marketing and related customer retention services for automobile dealerships and manufacturers. Included in corporate activities are general corporate expenses and operational management expenses not attributable to any other segment. Segment accounting policies are the same as those used in the consolidated financial statements. There are no significant transactions between the reported segments for the periods presented.

         In December 2001, the Company changed its internal reporting structure, which caused the composition of the reportable segments to change. The information for the three months ended March 31, 2001 has been restated to reflect this change.

                                                                    Three Months Ended
                                                                          March 31,
                                                            --------------------------------------
                                                                  2002                 2001
                                                            --------------------------------------
     Revenues:                                                         (in thousands)
       North American outsourcing                               $ 177,136             $ 158,802
       International outsourcing                                   56,533                60,741
       Database marketing and consulting                           21,299                18,326
       Corporate activities                                          (937)                   11
                                                            -----------------     ----------------
           Total                                                $ 254,031             $ 237,880
                                                            =================     ================

     Operating Income (Loss):
       North American outsourcing                               $  25,044             $  16,488
       International outsourcing                                   (1,776)                5,290
       Database marketing and consulting                            2,697                 2,045
       Corporate activities                                       (10,665)              (28,488)
                                                            -----------------     ----------------
           Total                                                $  15,300             $  (4,665)
                                                            =================     ================

CAPTION>
                                                                       Balance as of
                                                            --------------------------------------
                                                                March 31,          December 31,
                                                                  2002                  2001
                                                            -----------------     ----------------
     Assets:                                                          (in thousands)
       North American outsourcing                               $ 224,427             $ 190,239
       International outsourcing                                  157,096               167,378
       Database marketing and consulting                           69,817                64,379
       Corporate activities                                       135,238               151,943
                                                            -----------------     ----------------
           Total                                                $ 586,578             $ 573,939
                                                            =================     ================

     Goodwill, net:
       North American outsourcing                               $  11,446             $  11,446
       International outsourcing                                    4,215                15,756
       Database marketing and consulting                           13,361                13,361
                                                            -----------------     ----------------
           Total                                                $  29,022             $  40,563
                                                            =================     ================

         The following data includes revenues based on the geographic location in which the services are provided (in thousands):

                                                                    Three Months Ended
                                                                          March 31,
                                                            --------------------------------------
                                                                  2002                  2001
                                                            -----------------     ----------------
     Revenues:
       United States                                            $ 164,138             $ 139,358
       Canada                                                      33,361                37,782
       Europe                                                      18,108                28,493
       Asia Pacific                                                20,800                15,506
       Latin America                                               17,624                16,741
                                                            -----------------     ----------------
           Total                                                $ 254,031             $ 237,880
                                                            =================     ================

(4) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

                                           Three Months Ended
                                                March 31,
                                      -------------------------------
                                          2002              2001
                                      --------------    -------------
                                             (in thousands)
     Cash paid for interest              $   983            $ 1,887
     Cash paid for income taxes          $ 9,611            $11,928

(5)      COMPREHENSIVE INCOME (LOSS)

         The Company's comprehensive loss for the three months ended March 31, 2002 and 2001 was as follows (in thousands):

                                                                             Three Months Ended
                                                                                 March 31,
                                                                      -------------------------------
                                                                          2002              2001
                                                                      --------------    -------------
     Net loss for the period                                            $    (740)        $  (3,866)
     Other comprehensive income (loss), net of tax:
       Foreign currency translation adjustment                             (3,831)           (4,339)
       Gain (loss) on hedging instruments, net of reclassification
          adjustment                                                          865            (1,351)
       Unrealized holding losses on securities arising during the
          period, net of reclassification adjustment                         (110)           (8,431)
                                                                      --------------    -------------
     Other comprehensive loss, net of tax                                  (3,076)          (14,121)
                                                                      --------------    -------------
     Comprehensive loss                                                 $  (3,816)        $ (17,987)
                                                                      ==============    =============

(6)      EARNINGS (LOSS) PER SHARE

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

                                                 Three Months Ended
                                                      March 31,
                                              -------------------------
                                                  2002        2001
                                              -------------------------
                                                     (in thousands)
Shares used in basic per share calculation         76,755      74,753
Effects of dilutive securities:
  Warrants                                             49          --
  Stock options                                     1,792          --
  Other                                               250          --
                                              -------------------------
Shares used in diluted per share calculation       78,846      74,753
                                              =========================

         For the three months ended March 31, 2002, 3.5 million options to purchase shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would have been antidilutive. For the three months ended March 31, 2001, basic and diluted weighted average shares are the same as the effect of including common stock equivalents would have been anti-dilutive.

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

         At March 31, 2002, the Company has an interest rate swap designated as a cash flow hedge. The Company has an operating lease for its headquarters building for which the required lease payments are variable based on LIBOR. On December 12, 2000, the Company entered into an interest rate swap in which the Company receives LIBOR and pays fixed rate interest of 6.12%. The swap agreement has a notional amount of approximately $38.2 million and has a six-year term. As of March 31, 2002, the Company has a derivative liability associated with this swap of $1.6 million.

         The Company's Canadian subsidiary's functional currency is the Canadian dollar. The subsidiary has contracts payable in U.S. dollars and the Company has contracted with a commercial bank, at no material cost, to acquire a total of $35.5 million Canadian dollars through September 30, 2002 at a fixed price in U.S. dollars of $22.7 million to hedge its foreign currency risk. During the three months ended March 31, 2002 and 2001, the Company recorded $0.4 million and $0, respectively, in its condensed statements of operations relating to Canadian dollar forward contracts. As of March 31, 2002, the Company has a derivative liability of $0.5 million associated with these forward contracts.

(8)      RESTRUCTURING CHARGES

         During the first quarter of 2001, the Company implemented certain cost cutting measures. In connection with these actions, the Company's corporate segment recorded a $12.5 million pre-tax charge for severance and other termination benefits related to a reduction in force of approximately 300 employees and the Company's North American outsourcing segment recorded a $7.7 million pre-tax charge associated with the closure of a customer interaction center located in Thornton, Colorado. These restructuring charges are included in operating expenses as separate line items in the accompanying condensed consolidated statements of operations.

(9)      EQUITY INVESTMENT

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

         One of the investors was Kenneth D. Tuchman, the Company's Chairman and CEO, who acquired 14.4 million shares of EHI common stock for $3.0 million, representing 42.9% of EHI in the initial transaction. Subsequent to the initial sale of common stock, EHI sold 9.6 million shares to Mr. Tuchman for $2.0 million, giving him an additional 12.1% interest in EHI. Upon Mr. Tuchman's second investment, he entered into a confirmation joinder and amendment agreement which states that for as long as Mr. Tuchman owns 50% of EHI's common stock, all action requiring stockholder approval shall require approval of holders of at least 66-2/3% of EHI common stock. The remaining equity of $4.0 million, which represents approximately 17% of the fair value of the assets at inception, comes from unrelated third parties and is at risk.

         In June 2001, the Company entered into another transaction whereby the Company agreed to fund an additional $5.0 million for certain development activities in exchange for a licensing agreement and the right to convert this additional investment into Series B Preferred Stock that is convertible at the option of the Company into EHI's common stock. As of March 31, 2002, this additional commitment had been fully funded.

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

         As a preferred stockholder, the Company accounts for its investment in EHI under the equity method of accounting. Accordingly, the Company records all of EHI's losses in excess of the value of all subordinate equity investments in EHI (common stock). The Company began reflecting EHI losses during the second quarter of 2001. These losses, which totaled $2.3 million in the first quarter of 2002, are included as a separate line item in other income (expense) in the accompanying condensed consolidated statements of operations. During the three months ended March 31, 2001, the Company did not record any losses from EHI.

         During the second quarter of 2001, after EHI was unsuccessful in raising additional outside capital, the Company concluded that its investment in EHI exceeded its fair value and such decline was other than temporary. The Company's determination of fair market value was based on pre-money valuations used by third parties during discussions to raise outside capital. The Company considered current and anticipated market conditions it its determination that the decline in value was other than temporary. As a result, the Company recorded a $16.5 million charge to adjust the investment's carrying value down to its estimated fair value. The Company's net investment in EHI of $1.5 million at March 31, 2002 is included in other assets in the accompanying condensed consolidated balance sheets. EHI has no outside debt or other outstanding borrowings other than that owed to the Company.

         As a result of the transactions described above, the Company has provided $12 million of funding to EHI subsequent to its formation in the fourth quarter of 2000 in the form of preferred stock and debt which are convertible into shares of EHI common stock. Additionally, the Company has received a licensing agreement for EHI technology on favorable terms. As of the date of this Form 10-Q, the Company has not authorized any additional funding of EHI. Because the Company accounts for its investment in EHI under the equity method of accounting, during the first quarter of 2002, the Company recorded $2.3 million of expense in the accompanying condensed consolidated statements of operations in other income (expense) to reflect the losses of EHI for that period.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FOR THE PERIODS ENDED MARCH 31, 2002 AND 2001

INTRODUCTION

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. The Company has set forth in its Form 10-K for the year ended December 31, 2001 a detailed discussion of risks and uncertainties relating to the Company's business. The projections and statements contained in these forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The Company's future results of operations and performance are subject to numerous factors including: weakening of the global economy; the Company's ability to obtain financing; the Company's ability to manage rapid growth; rapidly changing technology; dependence on key personnel and labor force; difficulties of completing and integrating acquisitions and joint ventures; risk of business interruptions; risks associated with doing business internationally, including foreign currency risk; lower than anticipated customer interaction center capacity utilization; transitioning work from high cost centers to lower cost markets; the loss or delay in implementation of a customer management program; the Company's ability to build-out facilities in a timely and economic manner; greater than anticipated competition from new entrants into the customer care market, causing increased price competition or loss of clients; the loss of one or more significant clients; higher than anticipated start-up costs associated with new business opportunities; certain agreements with clients may be canceled on relatively short notice without significant penalties; and the Company's ability to generate a specific level of revenue is dependent upon customer interest in and use of the Company's clients' products and services. Specifically, the Company has experienced, and in the future could experience, quarterly variations in revenues and earnings as a result of a variety of factors, many of which are outside the Company's control, including: the weakening of the global economy; the timing of new contracts; the timing of new product or service offerings or modifications in client strategies; the expiration or termination of existing contracts; the timing of increased expenses incurred to obtain and support new business; and the seasonal pattern of certain of the businesses serviced by the Company. Readers should review this quarterly report in combination with the Company's Form 10-K for the year ended December 31, 2001. The Company assumes no obligation to update its forward-looking statements to reflect actual results or changes in factors affecting such forward-looking statements.

RESULTS OF OPERATIONS

Three-Month Period Ended March 31, 2002 Compared to March 31, 2001

Revenues. Revenues increased $16.2 million or 6.8% to $254.0 million for the three months ended March 31, 2002 from $237.9 million for the three months ended March 31, 2001. This increase resulted primarily from an increase in North American outsourcing revenues. On a segment basis, revenues from North American outsourcing increased $18.3 million or 11.5% to $177.1 million for the three months ended March 31, 2002 from $158.8 million for the three months ended March 31, 2001. The increase in North American outsourcing revenues primarily resulted from a new client program launched in the first quarter of 2002 which was partially offset by the loss of certain new economy programs from the prior year. The economics of this new North American contract are highly dependent upon the Company transitioning a substantial amount of the work from existing high cost centers to lower cost markets. Revenues from international outsourcing decreased $4.2 million or 6.9% to $56.5 million for the three months ended March 31, 2002 from $60.7 for the three months ended March 31, 2001. This decrease primarily resulted from lower revenues in Spain and Argentina. Spanish revenues were impacted by the termination of an unprofitable contract during the quarter while Argentina was affected primarily by the currency devaluation taking place in that country. Database marketing and consulting revenues increased $3.0 million or 16.2% for the three months ended March 31, 2002 primarily due to an increase in active customers, primarily in the service reminder business.

Costs of Services. Costs of services, which are primarily variable with revenue, increased $22.3 million, or 14.8% to $172.6 million for the three months ended March 31, 2002 from $150.3 million for the three months ended March 31, 2001. Costs of services as a percentage of revenues increased from 63.2% for the three months ended March 31, 2001 to 67.9% for the three months ended March 31, 2002. The increase in costs of services as a percentage of revenues is primarily the result of a deterioration of international outsourced margins (primarily Europe), deterioration of margin at Percepta, and the launch of a significant North American facilities management program in the first quarter of 2002.

Selling, General and Administrative. Selling, general and administrative expenses decreased $5.8 million, or 10.2% to $51.2 million for the three months ended March 31, 2002, from $57.1 million for the three months ended March 31, 2001 primarily resulting from the Company's reductions in force during the first and third quarters of 2001, along with reductions in other discretionary spending such as consulting and travel between periods. Selling, general and administrative expenses as a percentage of revenues decreased from 24.0% for the three months ended March 31, 2001 to 20.2% for the three months ended March 31, 2002.

Depreciation and Amortization. Depreciation and amortization expense was flat at $14.9 million for both three-month periods. Depreciation and amortization expense as a percentage of revenues decreased to 5.9% for the three months ended March 31, 2002 from 6.3% for the three months ended March 31, 2001. The three months ended March 31, 2002 benefited from the adoption of SFAS No. 142, as there was no goodwill amortization for that period. Goodwill amortization was $0.5 million for the three months ended March 31, 2001.

Income (Loss) from Operations. As a result of the foregoing factors, in combination with the restructuring charges of $20.3 million in 2001, income from operations increased $20.0 million from a loss of $4.7 million for the three months ended March 31, 2001, to income of $15.3 million for the three months ended March 31, 2002. Operating income as a percentage of revenues increased from a loss of 2.0% for the three months ended March 31, 2001 to income of 6.0% for the three months ended March 31, 2002. Income from operations, exclusive of nonrecurring items, decreased $0.3 million or 1.8% to $15.3 million for the three months ended March 31, 2002 from $15.6 million for the three months ended March 31, 2001. Income from operations as a percentage of revenues, exclusive of nonrecurring items, decreased to 6.0% for the three months ended March 31, 2002 from 6.6% for the three months ended March 31, 2001.

Other Income (Expense). Other expense increased $2.8 million to $4.0 million for the three months ended March 31, 2002 compared to $1.2 million for the three months ended March 31, 2001. This increase primarily resulted from the Company recording losses on its equity investment in EHI of $2.3 million for the three months ended March 31, 2002, while recording $0 for the three months ending March 31, 2001.

Income Taxes. Taxes on income increased $6.8 million to $4.4 million for the three months ended March 31, 2002 from a benefit of $2.3 million for the three months ended March 31, 2001. This increase was primarily due to the Company recording the above mentioned restructuring charges in 2001, which resulted in the Company having a pre-tax loss. The Company's effective tax rate for both three months periods was 39.5%.

Cumulative Effect of Change in Accounting Principle. Upon adoption of SFAS No. 142 in the first quarter of 2002, the Company recorded a pre-tax impairment of approximately $11.5 million related to the goodwill of its Latin American reporting unit. Taxes of approximately $4.0 million were netted against the impairment using a tax rate of 35%, which is the Company's effective rate in the countries where the goodwill was recorded. The impairment was due to the economic risk and uncertainty associated with that region, particularly Argentina, and the corresponding discount rate used in the SFAS No. 142 calculation.

         The effect of no longer amortizing goodwill is expected to result in a benefit to 2002 earnings of approximately $2.9 million on an annual basis, or $0.02 per diluted share, compared to 2001.

Net Loss. As a result of the foregoing factors, net loss decreased $3.1 million or 80.9%, to $0.7 million for the three months ended March 31, 2002 from $3.9 million for the three months ended March 31, 2001. Net income, exclusive of nonrecurring items, decreased $1.6 million or 19.4% to $6.8 million for the three months ended March 31, 2002 from $8.4 million for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, the Company had cash and cash equivalents of $65.2 million, securities available for sale of $1.2 million and short-term investments of $6.9 million. Cash and cash equivalents decreased $30.2 million from December 31, 2001, primarily as a result of working capital used in the launch of the previously mentioned new client program in North America as well as capital expenditures. Net cash used in operating activities was $17.9 million for the three months ended March 31, 2002 as compared to net cash provided by operating activities of $6.7 million for the three months ended March 31, 2001. The decrease in net operating cash flow of $24.6 million primarily resulted from incurring operating and other start-up costs associated with the launch of the previously mentioned North American outsourcing contract without receiving payment on the corresponding accounts receivable (which were not due as of March 31, 2002).

         Cash used in investing activities was $9.6 million for the three months ended March 31, 2002 as compared to $34.3 million for the three months ended March 31, 2001. For the three months ended March 31, 2002, the Company had capital expenditures of $9.0 million compared to $24.0 million for the three months ended March 31, 2001. In addition, 2001 investing activities included $16.4 million of expenditures on the Company's former planned headquarters building, which was subsequently sold in the fourth quarter of 2001.

         Cash used in financing activities was $3.0 million for the three months ended March 31, 2002 as compared to $9.9 million provided by financing activities for the three months ended March 31, 2001. The cash used in financing activities for 2002 primarily related to payments of short-term debt and capital leases, as well as the purchase of treasury stock. The cash flow in 2001 was primarily generated from borrowings under the line of credit.

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

         In the fourth quarter of 2001, the Company completed a $75.0 million offering of unsecured Senior Notes. The Senior Notes consist of two tranches; $60.0 million bearing interest at 7% per annum with a seven-year term and $15.0 million bearing interest at 7.4% per annum with a 10-year term. Additionally, the Company has an unsecured revolving line of credit agreement with a syndicate of five commercial banks under which it may borrow up to $87.5 million. At March 31, 2002, there were no borrowings under the line of credit. The line of credit expires in November 2002. It is management's intent to renegotiate the line and extend the maturity date. There is no assurance that the line of credit will be renegotiated or extended. The Company believes that existing cash on hand, along with internally generated cash flows and availability under its revolving line of credit are sufficient to fund planned operations for the foreseeable future.

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

         In December 2000, the Company and State Street Bank and Trust Company ("State Street") consummated a lease transaction for the Company's new corporate headquarters, whereby State Street acquired the property at 9197 South Peoria Street, Englewood, Colorado (the "Property"). Simultaneously, State Street leased the Property to TeleTech Services Corporation ("TSC"), a wholly owned subsidiary of the Company. As part of the transaction, State Street formed a special purpose entity to purchase the Property and hold the associated equity and debt from a group of banks. The debt held by this entity was approximately $37.0 million at March 31, 2002. The Company's lease on the Property has a four-year term and expires in December 2004. At expiration, the Company has three options: 1) renew the lease for two one-year periods at the same monthly rate paid during the original term, 2) purchase the Property for approximately $38.2 million, or 3) vacate the Property. In the event the Company vacates the Property, the Company must sell the Property. If the Property is sold for less than $38.2 million, the Company has guaranteed State Street a residual payment upon sale of the building based on a percentage of the difference between the selling price and appraised fair market value of the Property. If the Company were to vacate the Property prior to the original four-year term, the Company has guaranteed State Street a residual value of approximately $31.5 million upon sale of the Property. The potential liability, if any, resulting from a residual payment has not been reflected on the accompanying condensed consolidated balance sheets. This arrangement is not expected to have a material effect on liquidity or availability of or requirements for capital resources. A significant restrictive covenant under this agreement requires the Company to maintain at least one dollar of net income each quarter. Additionally, the lease payments are variable based on LIBOR. However, the Company has an interest rate swap agreement in place to hedge any fluctuations in LIBOR.

         As more fully described in Note 9 to the condensed consolidated financial statements, the Company has provided approximately $12.0 million of funding to EHI, an entity being accounted for under the equity method of accounting. EHI is developing a centralized, open architecture, customer management solution that incorporates a contact management database across all customer contact channels. The Company believes that the EHI technology will allow it to move to a more centralized technology platform, allowing it to provide more cost effective solutions in a more timely manner. During the three months ended March 31, 2002, the Company recorded approximately $2.3 million of pro rata losses related to this equity investment. EHI has been dependent upon the Company for its recent financing requirements. The Company's board of directors has authorized a total of $12.0 million of funding for EHI which has been fully funded. Management of EHI believe that they have sufficient cash reserves and working capital to fund EHI through at least May 31, 2002, however, EHI expects to require additional funding during 2002. EHI is currently evaluating its alternatives. If the Company authorizes additional funding of EHI, it is not expected to materially affect the Company's liquidity or the availability of or requirements for capital resources. There can be no assurance that the Company will authorize additional funding for EHI, or that EHI will obtain funding from other sources.

         At March 31, 2002, the Company had the following contractual obligations (amounts in thousands):

                                                Less than                                      Over
      Contractual Obligations                    1 year        2-3 years      4-5 years       5 years         Total
      -----------------------                   ----------    -----------     ---------       -------         -----
Long-term debt and Senior Notes/1/              $    942      $  17,186       $ 29,412      $  33,068      $  80,608
Capital lease obligations/1/                       3,879          2,926             --             --          6,805
Operating lease commitments/2/                    20,302         50,339         36,586         94,532        201,759
Residual value guarantee on headquarters/2/           --         31,500             --             --         31,500
                                              -------------- -------------- -------------- -------------- --------------
Total                                           $ 25,123      $ 101,951       $ 65,998      $ 127,600      $320,672
                                              ============== ============== ============== ============== ==============

/1/   Reflected on accompanying condensed consolidated balance sheets.
/2/   Not reflected on accompanying condensed consolidated balance sheets.

Critical Accounting Policies

         The Company has identified the policies below as critical to its business and results of operations. The impact and any associated risks related to these policies on the Company's business is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2001.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

         In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which eliminates consistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. Management has not yet determined the effect SFAS No. 145 will have on its financial position, if any.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
   FOR THE PERIOD ENDED MARCH 31, 2002

         Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in U.S. interest rates, foreign currency exchange rates as measured against the U.S. dollar and changes in the market value of its investment portfolio. These exposures are directly related to its normal operating and funding activities. As of March 31, 2002, the Company has entered into forward financial instruments to manage and reduce the impact of changes in foreign currency rates with a major financial institution. The Company has also entered into an interest rate swap agreement to manage its cash flow risk on the lease for the Property as the lease payments are based on variable monthly interest.

Interest Rate Risk

         The interest on the Company's line of credit is variable based on the bank's base rate or offshore rate, and therefore, affected by changes in market interest rates. At March 31, 2002, there were no amounts outstanding on the line of credit.

Foreign Currency Risk

         The Company has wholly owned subsidiaries in Argentina, Australia, Brazil, Canada, China, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore, and Spain. Revenues and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in the exchange rate may positively or negatively affect the Company's revenues and net income attributed to these subsidiaries. For the three months ended March 31, 2002, revenues from non-U.S. countries represented 35.4% of consolidated revenues.

         The Company has contracted with a commercial bank at no material cost, to acquire a total of $35.5 million Canadian dollars from April 2002 to September 2002 at a fixed price in U.S. dollars of $22.7 million. There is no material difference between the fixed exchange ratio and the current exchange U.S./Canadian dollar ratio. If the U.S./Canadian dollar exchange rate were to increase 10% from period-end levels, the Company would not incur a material loss on the contract.

Fair Value of Debt and Equity Securities

         The Company's investments in debt and equity securities are short-term and not subject to significant fluctuations in fair value. If interest rates and equity prices were to decrease 10% from period-end levels, the fair value of the Company's debt and equity securities would have decreased $0.8 million.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits filed through the filing of this Form 10-Q

                  None.

         (b)      Reports on Form 8-K

                  TeleTech's Current Report on Form 8-K filed January 17, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          TELETECH HOLDINGS, INC.
                                          -----------------------
                                                (Registrant)


     Date: May 9, 2002                    By: /s/ KENNETH D. TUCHMAN
          --------------                  -------------------------------------
                                          Kenneth D. Tuchman
                                          Chairman and Chief Executive Officer


     Date: May 9, 2002                    By: /s/ MARGOT O'DELL
          --------------                  -------------------------------------
                                          Chief Financial Officer and Executive
                                          Vice President of Administration