Form 10-Q
period 2002-06-30
TELETECH HOLDINGS INC
filed 2002-08-12
CIK 1013880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 0-21055

TeleTech Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	84-1291044
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9197 South Peoria Street
Englewood, Colorado 80112
(Address of principal executive offices)

Registrant’s telephone number, including area code: (303) 397-8100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past (90) days. YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 8, 2002
Common Stock, par value $.01 per share	76,831,022

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

Item 1.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share amounts)

	June 30,	December 31,
ASSETS	2002	2001

CURRENT ASSETS:	(unaudited)
Cash and cash equivalents	$96,433	$95,430
Investment in available-for-sale securities	704	2,281
Short-term investments	4,936	6,460
Accounts receivable, net	181,351	162,344
Prepaids and other assets	25,464	21,888
Income taxes receivable	20,070	8,410
Deferred tax asset	10,860	11,613

Total current assets	339,818	308,426

PROPERTY AND EQUIPMENT, net	163,694	177,959

OTHER ASSETS:
Goodwill, net	29,036	40,563
Contract acquisition costs, net	26,457	12,873
Deferred tax asset	10,567	6,800
Other assets	26,829	27,318

Total assets	$596,401	$573,939

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$27,355	$17,939
Accrued employee compensation and benefits	49,484	42,316
Other accrued expenses	38,817	35,991
Customer advances and deferred income	23,660	22,048
Current portion of long-term debt and capital lease obligations	4,005	4,927

Total current liabilities	143,321	123,221

LONG-TERM DEBT, net of current portion:
Senior notes	75,000	75,000
Capital lease obligations	2,840	4,081
Other long-term debt	4,566	4,916
Other liabilities	4,916	4,452

Total liabilities	230,643	211,670

MINORITY INTEREST	14,199	14,319

STOCKHOLDERS' EQUITY:
Stock purchase warrants	5,100	5,100
Common stock; $.01 par value; 150,000,000 shares authorized; 77,478,585 and
76,751,607 shares, respectively, issued and outstanding	775	768
Additional paid-in capital	215,255	211,990
Accumulated other comprehensive loss	(22,579)	(19,213)
Deferred compensation	(1,548)	(2,078)
Retained earnings	154,556	151,383

Total stockholders' equity	351,559	347,950

Total liabilities and stockholders' equity	$596,401	$573,939

The accompanying notes are an integral part of these condensed consolidated balance sheets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

REVENUES	$253,685	$225,211	$507,716	$463,091

OPERATING EXPENSES:
Costs of services	178,894	145,832	354,439	296,144
Selling, general and administrative expenses	48,249	49,586	96,496	106,649
Depreciation and amortization	13,687	14,469	28,626	29,388
Restructuring charges	3,988	—	3,988	12,518
Loss on closure of customer interaction centers	1,213	—	1,213	7,733
Loss on real estate held for sale	—	7,000	—	7,000

Total operating expenses	246,031	216,887	484,762	459,432

INCOME FROM OPERATIONS	7,654	8,324	22,954	3,659

OTHER INCOME (EXPENSE):
Interest, net	(1,195)	(1,024)	(2,265)	(2,119)
Other than temporary decline in value of equity investment	—	(16,500)	—	(16,500)
Share of losses on equity investment	(1,231)	(651)	(3,562)	(651)
Gain on sale of securities	—	147	174	147
Other	958	(1,143)	141	(1,244)

	(1,468)	(19,171)	(5,512)	(20,367)

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
INTEREST AND CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE	6,186	(10,847)	17,442	(16,708)
Provision (benefit) for income taxes	2,443	(4,009)	6,887	(6,325)

INCOME (LOSS) BEFORE MINORITY INTEREST AND
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE	3,743	(6,838)	10,555	(10,383)
Minority interest	170	(530)	120	(851)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE	3,913	(7,368)	10,675	(11,234)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE, net of taxes of $4,039 (see Note 2)	—	—	(7,502)	—

NET INCOME (LOSS)	$3,913	$(7,368)	$3,173	$(11,234)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	77,335	75,522	77,045	75,138
Diluted	78,948	75,522	78,897	75,138

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE PER SHARE:
Basic	$0.05	$(0.10)	$0.14	$(0.15)
Diluted	$0.05	$(0.10)	$0.14	$(0.15)

NET INCOME (LOSS) PER SHARE:
Basic	$0.05	$(0.10)	$0.04	$(0.15)
Diluted	$0.05	$(0.10)	$0.04	$(0.15)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,173	$(11,234)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	7,502	—
Depreciation and amortization	28,626	29,388
Minority interest	(120)	851
Bad debt expense	2,385	1,728
Gain on sale of securities	(174)	(147)
Loss on closure of customer interaction center	1,213	7,733
Loss on real estate held for sale	—	7,000
Loss on impairment of equity investment	—	16,500
Deferred taxes	616	(8,362)
Share of losses on equity investment	3,562	651
Gain on derivative	(139)	—
Tax benefit from stock option exercises	393	1,732
Amortization of deferred compensation	530	—
Changes in assets and liabilities:
Accounts receivable	(21,413)	10,292
Prepaids and other assets	(15,259)	(5,830)
Accounts payable and accrued expenses	5,743	(22,208)
Customer advances and deferred income	1,612	7,866

Net cash provided by operating activities	18,250	35,960

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,832)	(39,151)
Proceeds from sale of available-for-sale securities	1,046	801
Investment in real estate held for sale	—	(20,425)
Funding of EHI	—	(7,766)
Capitalized software costs	(2,532)	(2,299)
Other	(154)	(730)
Net (increase) decrease in short-term investments	1,524	4,567

Net cash used in investing activities	(16,948)	(65,003)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in line of credit	128	11,089
Payments on long-term debt	(407)	(510)
Payments on capital lease obligations	(2,525)	(1,260)
Proceeds from exercise of stock options	3,898	4,028
Proceeds from employee stock purchase plan	1,056	—
Purchase of treasury stock	(2,074)	—

Net cash provided by financing activities	76	13,347

Effect of exchange rate changes on cash	(375)	(3,251)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,003	(18,947)
CASH AND CASH EQUIVALENTS, beginning of period	95,430	58,797

CASH AND CASH EQUIVALENTS, end of period	$96,433	$39,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

(1)       OVERVIEW AND BASIS OF PRESENTATION

Overview

       TeleTech Holdings, Inc. (“TeleTech” or the “Company”) is a leading global provider of customer management solutions for large multinational companies in the United States, Argentina, Australia, Brazil, Canada, China, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore and Spain. Customer management encompasses a wide range of customer acquisition, retention and satisfaction programs designed to maximize the lifetime value of the relationship between the Company’s clients and their customers.

Basis of Presentation

       The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) which, in the opinion of management, are necessary to present fairly the financial position at June 30, 2002, and the results of operations and cash flows of the Company and its subsidiaries for the six months ended June 30, 2002 and 2001. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

       The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2001. Certain 2001 and first quarter 2002 amounts have been reclassified to conform to June 30, 2002 presentation.

(2)       EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 provides guidance on the accounting for goodwill and other intangibles specifically relating to identifying and allocating purchase price to specific identifiable intangible assets. Additionally, SFAS No. 142 provides guidance for the amortization of identifiable intangible assets and states that goodwill shall not be amortized, but rather tested for impairment, at least annually, using a fair value approach. In connection with the adoption of SFAS No. 142, the Company recorded a pre-tax impairment of approximately $11.5 million related to the goodwill of its Latin American reporting unit. The impairment is reflected as the cumulative effect of a change in accounting principle in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2002.

       In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management has not yet determined the effect SFAS No. 143 will have on its financial position, if any.

       On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of.” SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 also amends APB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this statement are generally to be applied prospectively. The adoption of this pronouncement did not have a material effect on the financial position of the Company.

       In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which eliminates consistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. Management has not yet determined the effect SFAS No. 145 will have on its financial position, if any.

       In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Management has not yet determined the effect SFAS No. 146 will have on its financial position, if any.

       Emerging Issues Task Force (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products,” was effective for the Company beginning January 1, 2002, requiring certain expenses previously classified as depreciation and amortization expenses to be reclassified as deductions from revenues. The Company began applying the provisions of EITF No. 01-09 effective April 1, 2002. Prior year results and the results for the three months ended March 31, 2002 have not been restated as the impact was immaterial.

(3)       SEGMENT INFORMATION

       The Company classifies its business activities into four fundamental segments: North American outsourcing, international outsourcing, database marketing and consulting, and corporate activities. These segments are consistent with the Company’s management of the business and generally reflect its internal financial reporting structure and operating focus. North American and international outsourcing provide comprehensive customer management solutions. North American outsourcing consists of customer management services provided in the United States and Canada, while international outsourcing consists of all other countries. Database marketing and consulting provide outsourced database management, direct marketing and related customer retention services for automobile dealerships and manufacturers. Included in corporate activities are the elimination of intercompany transactions, general corporate expenses and operational management expenses not attributable to any other segment. Segment accounting policies are the same as those used in the consolidated financial statements. There are no significant transactions between the reported segments for the periods presented.

       In December 2001, the Company changed its internal reporting structure, which caused the composition of the reportable segments to change. The information for the three and six months ended June 30, 2001 has been restated to reflect this change.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:	(in thousands)
North American outsourcing	$177,304	$152,062	$354,440	$310,864
International outsourcing	54,126	56,450	110,659	117,191
Database marketing and consulting	23,192	17,127	44,491	35,453
Corporate activities	(937)	(428)	(1,874)	(417)

Total	$253,685	$225,211	$507,716	$463,091

Operating Income:
North American outsourcing	$20,461	$22,695	$45,505	$39,183
International outsourcing	267	2,511	(1,509)	7,801
Database marketing and consulting	3,354	2,036	6,051	4,081
Corporate activities	(16,428)	(18,918)	(27,093)	(47,406)

Total	$7,654	$8,324	$22,954	$3,659

	Balance as of

	June 30,	December 31,
	2002	2001

Assets:	(in thousands)
North American outsourcing	$217,654	$190,239
International outsourcing	155,845	167,378
Database marketing and consulting	68,270	64,379
Corporate activities	154,632	151,943

Total	$596,401	$573,939

Goodwill, net:
North American outsourcing	$11,446	$11,446
International outsourcing	4,229	15,756
Database marketing and consulting	13,361	13,361

Total	$29,036	$40,563

       The following data includes revenues based on the geographic location in which the services are provided (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
United States	$166,182	$133,837	$330,320	$273,195
Canada	33,342	34,923	66,703	72,705
Europe	15,291	20,677	33,399	49,170
Asia Pacific	22,872	17,994	43,672	33,500
Latin America	15,998	17,780	33,622	34,521

Total	$253,685	$225,211	$507,716	$463,091

(4)       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in thousands)
Cash paid for interest	$3,655	$1,383	$4,638	$3,270
Cash paid for income taxes	$7,321	$5,262	$16,995	$17,190

(5)       COMPREHENSIVE INCOME (LOSS)

       The Company’s comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss) for the period	$3,913	$(7,368)	$3,173	$(11,234)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	434	(3,014)	(3,397)	(7,353)
Gain (loss) on hedging instruments, net
of reclassification adjustments	(383)	1,180	482	(171)
Unrealized holding gains (losses) on
securities arising during the period,
net of reclassification adjustments	(341)	142	(451)	(8,289)

Other comprehensive loss, net of tax	(290)	(1,692)	(3,366)	(15,813)

Comprehensive income (loss)	$3,623	$(9,060)	$(193)	$(27,047)

(6)        EARNINGS (LOSS) PER SHARE

       Basic earnings (loss) per share are computed by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding. The impact of any potentially dilutive securities is excluded. Diluted earnings per share are computed by dividing the Company’s net income (loss) by the weighted average number of shares and dilutive potential shares outstanding during the period. The following table sets forth the computation of basic and diluted weighted average shares for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(in thousands)
Shares used in basic per share calculation	77,335	75,522	77,045	75,138
Effects of dilutive securities:
Warrants	—	—	25	—
Stock options	1,363	—	1,577	—
Other	250	—	250	—

Shares used in diluted per share calculation	78,948	75,522	78,897	75,138

       For the three and six months ended June 30, 2002, 4.2 million and 3.9 million options, respectively, to purchase shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three and six months ended June 30, 2001, basic and diluted weighted average shares are the same as the effect of including common stock equivalents would have been anti-dilutive.

(7)       DERIVATIVES

       On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in other comprehensive income. SFAS 133 requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset the related results on the hedged item in the income statement, and requires that a Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

       At June 30, 2002, the Company has an interest rate swap designated as a cash flow hedge. The Company has an operating lease for its headquarters building for which the required lease payments are variable based on LIBOR. On December 12, 2000, the Company entered into an interest rate swap in which the Company receives LIBOR and pays fixed rate interest of 6.12%. The swap agreement has a notional amount of approximately $38.2 million and has a six-year term. As of June 30, 2002, the Company has a derivative liability associated with this swap of $3.0 million.

       The Company’s Canadian subsidiary’s functional currency is the Canadian dollar. The subsidiary has contracts payable in U.S. dollars and the Company has contracted with several commercial banks for $0.4 million to acquire a total of $79.7 million Canadian dollars through May 31, 2003, at a fixed price in U.S. dollars of $50.5 million, to hedge its foreign currency risk. During the six months ended June 30, 2002 and 2001, the Company recorded a $0.1 million gain and a $0.2 million loss, respectively, in its condensed statements of operations relating to Canadian dollar forward contracts. As of June 30, 2002, the Company has a derivative asset of $1.9 million associated with these contracts.

(8)       RESTRUCTURING CHARGES

       During the second quarter of 2002, the Company implemented certain cost cutting measures. In connection with these actions, the Company’s corporate segment recorded a $2.1 million pre-tax charge for severance and other termination benefits related to a reduction in force of approximately 100 employees, as well as $1.9 million in lease termination charges. The Company’s North American and international outsourcing segments recorded $0.3 million and $0.9 million, respectively, of pre-tax charges associated with the closure of customer interaction centers. These restructuring charges are included in operating expenses as separate line items in the accompanying condensed consolidated statement of operations.

       During the first quarter of 2001, the Company implemented certain cost cutting measures. In connection with these actions, the Company’s corporate segment recorded a $12.5 million pre-tax charge for severance and other termination benefits related to a reduction in force of approximately 300 employees and the Company’s North American outsourcing segment recorded a $7.7 million pre-tax charge associated with the closure of a customer interaction center located in Thornton, Colorado. These restructuring charges are included in operating expenses as separate line items in the accompanying condensed consolidated statements of operations.

       A rollforward of the activity of the Company’s restructuring accruals is as follows (in thousands):

	Closure of	Restructuring
	CIC's	Charges	Total

Balances, January 1, 2001	$—	$—	$—
Expense	7,733	18,515	26,248
Write down of assets	(3,071)	—	(3,071)
Payments	(1,133)	(15,883)	(17,016)

Balances, December 31, 2001	3,529	2,632	6,161
Expense	1,213	3,988	5,201
Write down of assets	(846)	—	(846)
Payments	(475)	(2,799)	(3,274)

Balances, June 30, 2002	$3,421	$3,821	$7,242

(9)       EQUITY INVESTMENT

       On May 31, 2002, Kenneth D. Tuchman, the Company’s Chairman and CEO, transferred his 55% ownership of enhansiv holdings, inc. (“EHI”) common stock to the Company and received no consideration in return. The Company placed nominal value on this contribution based on a third-party appraisal. As a result, the Company began consolidating the results of EHI effective June 1, 2002 (the Company had previously accounted for its preferred stock investment in EHI under the equity method of accounting). For the six months ended June 30, 2002 and 2001, the Company recorded $3.6 million and $0.7 million, respectively, for EHI losses which are reflected as a separate line item in other income (expense) in the accompanying condensed consolidated statements of operations.

       Please see the Company’s Form 10-K for the year ended December 31, 2001 and Form 10-Q for the three months ended March 31, 2002 for a more complete description of the formation of, and transactions between, EHI and the Company.

       During the second quarter of 2001, after EHI was unsuccessful in raising additional outside capital, the Company concluded that its investment in EHI exceeded its fair value and such decline was other than temporary. The Company’s determination of fair market value was based on pre-money valuations used by third parties during discussions to raise outside capital. The Company considered current and anticipated market conditions in its determination that the decline in value was other than temporary. As a result, the Company recorded a $16.5 million pre-tax charge to adjust the investment’s carrying value down to its estimated fair value.

(10)       LOSS ON REAL ESTATE HELD FOR SALE

       During the three months ended June 30, 2001, the Company determined that the estimated cost to complete and sell its former planned headquarters building (“Planned Headquarters Building”) exceeded the fair value of the building. The Company made this determination after receiving various offers for the Planned Headquarters Building. Accordingly, the Company recorded a loss of $7.0 million to write-down the property to its estimated fair value. The Company subsequently sold the Planned Headquarters Building in the fourth quarter of 2001. The Company did not record a material gain or loss on the sale.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE PERIODS ENDED JUNE 30, 2002 AND 2001

INTRODUCTION

       This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. The Company has set forth in its Form 10-K for the year ended December 31, 2001 a detailed discussion of risks and uncertainties relating to the Company’s business. The projections and statements contained in these forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The Company’s future results of operations and performance are subject to numerous factors including: weakening of the global economy; the Company’s ability to obtain financing; the Company’s ability to manage rapid growth; rapidly changing technology; dependence on key personnel and labor force; relatively few of the Company’s customers are responsible for a significant portion of earnings and therefore, the loss of any one of these customers could significantly impact the earnings of the Company; difficulties of completing and integrating acquisitions and joint ventures; risk of business interruptions; risks associated with doing business internationally, including foreign currency risk; lower than anticipated customer interaction center capacity utilization; transitioning work from high cost centers to lower cost markets; the loss or delay in implementation of a customer management program; the Company’s ability to build-out facilities in a timely and economic manner; greater than anticipated competition from new entrants into the customer care market, causing increased price competition or loss of clients; higher than anticipated start-up costs associated with new business opportunities; certain agreements with clients may be canceled on relatively short notice without significant penalties; and the Company’s ability to generate a specific level of revenue is dependent upon customer interest in and use of the Company’s clients’ products and services. Specifically, the Company has experienced, and in the future could experience, quarterly variations in revenues and earnings as a result of a variety of factors, many of which are outside the Company’s control, including: the weakening of the global economy; the timing of new contracts; the timing of new product or service offerings or modifications in client strategies; the expiration or termination of existing contracts; the timing of increased expenses incurred to obtain and support new business; and the seasonal pattern of certain of the businesses serviced by the Company. Readers should review this quarterly report in combination with the Company’s Form 10-K for the year ended December 31, 2001. The Company assumes no obligation to update its forward-looking statements to reflect actual results or changes in factors affecting such forward-looking statements.

RESULTS OF OPERATIONS

Three-Month Period Ended June 30, 2002 Compared to June 30, 2001

Revenues. Revenues increased $28.5 million or 12.6% to $253.7 million for the three months ended June 30, 2002 from $225.2 million for the three months ended June 30, 2001. This increase resulted primarily from an increase in North American outsourcing revenues. On a segment basis, revenues from North American outsourcing increased $25.2 million or 16.6% to $177.3 million for the three months ended June 30, 2002 from $152.1 million for the three months ended June 30, 2001. The increase in North American outsourcing revenues primarily resulted from a new client program launched in the first quarter of 2002 which was partially offset by the loss or ramp-down of certain programs from the prior year. The economics of this new North American contract are highly dependent upon the Company transitioning a substantial amount of the work from existing high cost centers to lower cost markets. Revenues from international outsourcing decreased $2.3 million or 4.1% to $54.1 million for the three months ended June 30, 2002 from $56.4 for the three months ended June 30, 2001. This decrease primarily resulted from lower revenues in Spain and Argentina. Spanish revenues were impacted by the termination of an unprofitable contract during the first quarter of 2002 while Argentina was affected primarily by the currency devaluation taking place in that country. Database marketing and consulting revenues increased $6.1 million or 35.4% for the three months ended June 30, 2002 primarily due to an increase in active customers in the service reminder business.

Costs of Services. Costs of services, which are primarily variable with revenue, increased $33.1 million, or 22.7% to $178.9 million for the three months ended June 30, 2002 from $145.8 million for the three months ended June 30, 2001. Costs of services as a percentage of revenues increased from 64.8% for the three months ended June 30, 2001 to 70.5% for the three months ended June 30, 2002. The increase in costs of services as a percentage of revenues is primarily the result of a deterioration of margin at Percepta, deterioration of international outsourced margins (primarily Europe), and the launch of the previously mentioned North American outsourcing program in the first quarter of 2002.

Selling, General and Administrative. Selling, general and administrative expenses decreased $1.3 million, or 2.7% to $48.2 million for the three months ended June 30, 2002, from $49.6 million for the three months ended June 30, 2001 primarily resulting from the Company’s cost cutting measures taken during the third quarter of 2001 and second quarter of 2002. Selling, general and administrative expenses as a percentage of revenues decreased from 22.0% for the three months ended June 30, 2001 to 19.0% for the three months ended June 30, 2002.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.8 million, or 5.4% to $13.7 million for the three months ended June 30, 2002, from $14.5 million for the three months ended June 30, 2001. Depreciation and amortization expense as a percentage of revenues decreased to 5.4% for the three months ended June 30, 2002 from 6.4% for the three months ended June 30, 2001. The three months ended June 30, 2002 benefited from the adoption of SFAS No. 142, as there was no goodwill amortization for that period. Goodwill amortization was $0.7 million for the three months ended June 30, 2001. Additionally, amortization expense for the three months ended June 30, 2002 was also impacted by the adoption of EITF No. 01-09, which resulted in the amortization of contract acquisition costs being deducted from revenue (they were previously recorded as amortization expense).

Income from Operations. As a result of the foregoing factors, in combination with the restructuring charges of $5.2 million in 2002, and the loss on real estate held for sale of $7.0 million in the quarter ended June 30, 2001, income from operations decreased $0.7 million from $8.3 million for the three months ended June

30, 2001, to $7.7 million for the three months ended June 30, 2002. Operating income as a percentage of revenues decreased from 3.7% for the three months ended June 30, 2001 to 3.0% for the three months ended June 30, 2002. Income from operations, exclusive of nonrecurring items, decreased $2.5 million or 16.1% to $12.9 million for the three months ended June 30, 2002 from $15.3 million for the three months ended June 30, 2001. Income from operations as a percentage of revenues, exclusive of nonrecurring items, decreased to 5.1% for the three months ended June 30, 2002 from 6.8% for the three months ended June 30, 2001.

Other Income (Expense). Other expense decreased $17.7 million to $1.5 million for the three months ended June 30, 2002 compared to $19.2 million for the three months ended June 30, 2001. This decrease primarily resulted from the Company recording a loss for the other than temporary decline in value of its investment in EHI of $16.5 million during the three months ended June 30, 2001.

Income Taxes. Taxes on income changed $6.5 million to $2.4 million for the three months ended June 30, 2002 from a benefit of $4.0 million for the three months ended June 30, 2001. The Company’s effective tax rate was 39.5% for the three months ended June 30, 2002 and 37.0% for the three months ended June 30, 2001.

Net Income (Loss). As a result of the foregoing factors, net income increased $11.3 million or 153.1%, to $3.9 million for the three months ended June 30, 2002 from a loss of $7.4 million for the three months ended June 30, 2001. Net income, exclusive of nonrecurring items, increased $0.2 million or 3.0% to $7.1 million for the three months ended June 30, 2002 from $6.9 million for the three months ended June 30, 2001.

Six-Month Period Ended June 30, 2002 Compared to June 30, 2001

Revenues. Revenues increased $44.6 million or 9.6% to $507.7 million for the six months ended June 30, 2002 from $463.1 million for the six months ended June 30, 2001. This increase resulted primarily from an increase in North American outsourcing revenues. On a segment basis, revenues from North American outsourcing increased $43.6 million or 14.0% to $354.4 million for the three months ended June 30, 2002 from $310.9 million for the three months ended June 30, 2001. The increase in North American outsourcing revenues primarily resulted from a new client program launched in the first quarter of 2002 which was partially offset by the loss or ramp-down of certain programs from the prior year. The economics of this new North American contract are highly dependent upon the Company transitioning a substantial amount of the work from existing high cost centers to lower cost markets. Revenues from international outsourcing decreased $6.5 million or 5.6% to $110.7 million for the six months ended June 30, 2002 from $117.2 for the six months ended June 30, 2001. This decrease primarily resulted from lower revenues in Spain and Argentina. Spanish revenues were impacted by the termination of an unprofitable contract during the first quarter of 2002 while Argentina was affected primarily by the currency devaluation taking place in that country. Database marketing and consulting revenues increased $9.0 million or 25.5% for the six months ended June 30, 2002 primarily due to an increase in active customers in the service reminder business.

Costs of Services. Costs of services, which are primarily variable with revenue, increased $58.3 million, or 19.7% to $354.4 million for the six months ended June 30, 2002 from $296.1 million for the six months ended June 30, 2001. Costs of services as a percentage of revenues increased from 63.9% for the six months ended June 30, 2001 to 69.8% for the six months ended June 30, 2002. The increase in costs of services as a percentage of revenues is primarily the result of a deterioration of margin at Percepta, deterioration of international outsourced margins (primarily Europe), and the launch of the previously mentioned North American program in the first quarter of 2002.

Selling, General and Administrative. Selling, general and administrative expenses decreased $10.2 million, or 9.5% to $96.5 million for the six months ended June 30, 2002, from $106.6 million for the six months ended June 30, 2001 primarily resulting from the Company’s cost cutting measures taken during 2001 and 2002, along with reductions in other discretionary spending such as consulting and travel between periods. Selling, general and administrative expenses as a percentage of revenues decreased from 23.0% for the six months ended June 30, 2001 to 19.0% for the six months ended June 30, 2002.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.8 million, or 2.6% to $28.6 million for the six months ended June 30, 2002, from $29.4 million for the six months ended June 30, 2001. Depreciation and amortization expense as a percentage of revenues decreased to 5.6% for the six months ended June 30, 2002 from 6.3% for the six months ended June 30, 2001. The six months ended June 30, 2002 benefited from the adoption of SFAS No. 142, as there was no goodwill amortization for that period. Goodwill amortization was $1.2 million for the six months ended June 30, 2001.

Income from Operations. As a result of the foregoing factors, in combination with restructuring and impairment charges of $5.2 million and $27.3 million for the six months ended June 30, 2002 and 2001, respectively, income from operations increased $19.3 million from $3.7 million for the six months ended June 30, 2001, to $23.0 million for the six months ended June 30, 2002. Operating income as a percentage of revenues increased from 0.8% for the six months ended June 30, 2001 to 4.5% for the six months ended June 30, 2002. Income from operations, exclusive of nonrecurring items, decreased $2.8 million or 8.9% to $28.2 million for the six months ended June 30, 2002 from $30.9 million for the six months ended June 30, 2001. Income from operations as a percentage of revenues, exclusive of nonrecurring items, decreased to 5.5% for the six months ended June 30, 2002 from 6.7% for the six months ended June 30, 2001.

Other Income (Expense). Other expense decreased $14.9 million to $5.5 million for the six months ended June 30, 2002 compared to $20.4 million for the six months ended June 30, 2001. This decrease primarily resulted from the Company recording a loss for the other than temporary decline in value of its investment in EHI of $16.5 million during the six months ended June 30, 2001.

Income Taxes. Taxes on income changed $13.2 million to $6.9 million for the six months ended June 30, 2002 from a benefit of $6.3 million for the six months ended June 30, 2001. The Company’s effective tax rate was 39.5% for the six months ended June 30, 2002 and 37.9% for the six months ended June 30, 2001.

Cumulative Effect of Change in Accounting Principle. Upon adoption of SFAS No. 142 in the first quarter of 2002, the Company recorded a pre-tax impairment of approximately $11.5 million related to the goodwill of its Latin American reporting unit. Taxes of approximately $4.0 million were netted against the impairment using a tax rate of 35%, which is the Company’s effective rate in the countries where the goodwill was recorded. The impairment was due to the economic risk and uncertainty associated with that region, particularly Argentina, and the corresponding discount rate used in the SFAS No. 142 calculation.

       The effect of no longer amortizing goodwill is expected to result in a benefit to 2002 earnings of approximately $2.9 million on an annual basis, or $0.02 per diluted share, compared to 2001.

Net Income (Loss). As a result of the foregoing factors, net income increased $14.4 million or 128.2%, to $3.2 million for the six months ended June 30, 2002 from a loss of $11.2 million for the six months ended June 30, 2001. Net income, exclusive of nonrecurring items, decreased $1.4 million or 9.3% to $13.8 million for the six months ended June 30, 2002 from $15.2 million for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

       At June 30, 2002, the Company had cash and cash equivalents of $96.4 million, securities available for sale of $0.7 million and short-term investments of $4.9 million. Cash and cash equivalents increased $1.0 million from December 31, 2001. Net cash provided by operating activities was $18.3 million for the six months ended June 30, 2002 as compared to net cash provided of $36.0 million for the six months ended June 30, 2001. The decrease in net operating cash flow of $17.7 million primarily resulted from working capital used to launch the previously mentioned new North American outsourcing program.

       Cash used in investing activities was $16.9 million for the six months ended June 30, 2002 as compared to $65.0 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, the Company had capital expenditures of $16.8 million compared to $39.1 million for the six months ended June 30, 2001. In addition, 2001 investing activities included $20.4 million of expenditures on the Company’s former planned headquarters building, which was subsequently sold in the fourth quarter of 2001, and funding of EHI of $7.8 million.

       Cash provided by financing activities was $0.1 million for the six months ended June 30, 2002 as compared to $13.3 million provided for the six months ended June 30, 2001. The cash provided by financing activities for 2002 primarily related to proceeds from employee stock purchases and option exercises offset by payments under capital leases and the purchase of treasury stock. The cash flow in 2001 was primarily generated from borrowings under the line of credit.

       Historically, capital expenditures have been, and future capital expenditures are anticipated to be, primarily for the development of customer interaction centers, technology deployment and systems integrations. The Company currently expects total capital expenditures in 2002 to be approximately $45.0 million to $55.0 million. The Company expects its capital expenditures will be used primarily to open several new non-U.S. customer interaction centers, maintenance capital for existing centers and internal technology projects. Such expenditures will be financed with internally generated funds and existing cash balances. The level of capital expenditures incurred in 2002 will be dependent upon new client contracts obtained by the Company and the corresponding need for additional capacity. In addition, if the Company’s future growth is generated through facilities management contracts, the anticipated level of capital expenditures could be reduced.

       In the fourth quarter of 2001, the Company completed a $75.0 million offering of unsecured Senior Notes. The Senior Notes consist of two tranches; $60.0 million bearing interest at 7% per annum with a seven-year term and $15.0 million bearing interest at 7.4% per annum with a 10-year term. Additionally, the Company has an unsecured revolving line of credit agreement with a syndicate of five commercial banks under which it may borrow up to $87.5 million. At June 30, 2002, there were no borrowings under the line of credit. The line of credit expires in November 2002. It is management’s intent to renegotiate the line and extend the maturity date. There is no assurance that the line of credit will be renegotiated or extended. The Company believes that existing cash on hand, along with internally generated cash flows and availability under its revolving line of credit are sufficient to fund planned operations for the foreseeable future.

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

       In December 2000, the Company and State Street Bank and Trust Company (“State Street”) consummated a lease transaction for the Company’s new corporate headquarters, whereby State Street acquired the property at 9197 South Peoria Street, Englewood, Colorado (the “Property”). Simultaneously, State Street leased the Property to TeleTech Services Corporation (“TSC”), a wholly owned subsidiary of the Company. As part of the transaction, State Street formed a special purpose entity to purchase the Property and hold the associated equity and debt from a group of banks. The debt held by this entity was approximately $37.0 million at June 30, 2002. The Company’s lease on the Property has a four-year term and expires in December 2004. At expiration, the Company has three options: 1) renew the lease for two one-year periods at the same monthly rate paid during the original term, 2) purchase the Property for approximately $38.2 million, or 3) vacate the Property. In the event the Company vacates the Property, the Company must sell the Property. If the Property is sold for less than $38.2 million, the Company has guaranteed State Street a residual payment upon sale of the building based on a percentage of the difference between the selling price and appraised fair market value of the Property. If the Company were to vacate the Property prior to the original four-year term, the Company has guaranteed State Street a residual value of approximately $31.5 million upon sale of the Property. The potential liability, if any, resulting from a residual payment has not been reflected on the accompanying condensed consolidated balance sheets. This arrangement is not expected to have a material effect on liquidity or availability of or requirements for capital resources. A significant restrictive covenant under this agreement requires the Company to maintain at least one dollar of net income each quarter. Additionally, the lease payments are variable based on LIBOR. However, the Company has an interest rate swap agreement in place to hedge any fluctuations in LIBOR.

       As of June 30, 2002, the Company had the following contractual obligations (amounts in thousands):

Contractual Obligations	Less than 1 year	2—3 years	4—5 years	Over 5 years	Total

Long-term debt and Senior Notes[1]	$902	$17,086	$29,412	$33,068	$80,468
Capital lease obligations[1]	3,103	2,840	—	—	5,943
Operating lease commitments[2]	13,235	49,529	33,776	93,654	190,194
Residual value guarantee on headquarters[2]	—	31,500	—	—	31,500

Total	$17,240	$100,955	$63,188	$126,722	$308,105

1  Reflected on accompanying condensed consolidated balance sheets.

2  Not reflected on accompanying condensed consolidated balance sheets.

Critical Accounting Policies

       The Company has identified the policies below as critical to its business and results of operations. The impact and any associated risks related to these policies on the Company’s business is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2001.

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

NEW ACCOUNTING PRONOUNCEMENTS

       In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management has not yet determined the effect SFAS No. 143 will have on its financial position, if any.

       In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which eliminates consistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. Management has not yet determined the effect SFAS No. 145 will have on its financial position, if any.

       In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of recognized at the date of an entity’s commitment to an exit plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Management has not yet determined the effect SFAS No. 146 will have on its financial position, if any.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    FOR THE PERIOD ENDED JUNE 30, 2002

       Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in U.S. interest rates, foreign currency exchange rates as measured against the U.S. dollar and changes in the market value of its investment portfolio. These exposures are directly related to its normal operating and funding activities. As of June 30, 2002, the Company has entered into forward financial instruments to manage and reduce the impact of changes in foreign currency rates with a major financial institution. The Company has also entered into an interest rate swap agreement to manage its cash flow risk on the lease for the Property as the lease payments are based on variable monthly interest.

Interest Rate Risk

       The interest on the Company’s line of credit is variable based on the bank’s base rate or offshore rate, and therefore,

affected by changes in market interest rates. At June 30, 2002, there were no amounts outstanding on the line of credit.

Foreign Currency Risk

       The Company has wholly owned subsidiaries in Argentina, Australia, Brazil, Canada, China, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore, and Spain. Revenues and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in the exchange rate may positively or negatively affect the Company’s revenues and net income attributed to these subsidiaries. For the six months ended June 30, 2002, revenues from non-U.S. countries represented 35.0% of consolidated revenues.

       The Company has contracted with several commercial banks for $.4 million to acquire a total of $79.7 million Canadian dollars from July 2002 to May 2003 at a fixed price in U.S. dollars of $50.5 million. There is no material difference between the fixed exchange ratio and the current exchange U.S./Canadian dollar ratio. If the U.S./Canadian dollar exchange rate were to increase 10% from period-end levels, the Company would not incur a material loss on the contract.

Fair Value of Debt and Equity Securities

       The Company’s investments in debt and equity securities are short-term and not subject to significant fluctuations in fair value. If interest rates and equity prices were to decrease 10% from period-end levels, the fair value of the Company’s debt and equity securities would have decreased $0.6 million.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

       From time to time, the Company is involved in litigation, most of which is incidental to its business. In the Company’s opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company’s results of operations or financial condition.

Item 4.       Submission of Matters to a Vote of Security Holders

       The Company held its annual meeting of shareholders (“Annual Meeting”) on May 23, 2002. As of April 10, 2002, the record date for the Annual Meeting, approximately 77,107,822 shares of common stock were outstanding. Each matter submitted to a vote of the shareholders at the Annual Meeting received a number of votes sufficient for approval.

       The following items were submitted to a vote of the Company’s shareholders at the Annual Meeting:

(a)	Election of Directors

	Votes For	Authority Withheld

Kenneth Tuchman	69,464,402	862,389
James Barlett	69,464,402	862,389
Rod Dammeyer	69,598,112	728,679
George Heilmeier	69,655,512	671,279
Morton Meyerson	69,521,802	804,989
Alan Silverman	69,655,512	621,279

(b)	Increase in Number of Shares Authorized Under the Company's 1999 Stock Option and Incentive Plan

Votes For	Votes Against	Votes Abstained

52,715,490	11,845,767	55,837

(c)	Increase in the Number of Shares Authorized Under the Company's Employee Stock Purchase Plan

Votes For	Votes Against	Votes Abstained

64,219,203	359,092	38,799

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed through the filing of this Form 10-Q None.
(b)	Reports on Form 8-K • Form 8-K filed May 16, 2002 for event occurring May 10, 2002
(c)	Exhibit 99.1, “Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC. (Registrant)

Date: August 12, 2002	By: /s/ KENNETH D. TUCHMAN Kenneth D. Tuchman Chairman and Chief Executive Officer

Date: August 12, 2002	By: /s/ MARGOT O’DELL Chief Financial Officer and Executive Vice President of Administration