Form 10-Q
period 2002-09-30
TELETECH HOLDINGS INC
filed 2002-11-13
CIK 1013880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 0-21055

TeleTech Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1291044 (I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock Common Stock, par value $.01 per share	Outstanding at November 8, 2002 74,713,571

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

Item 1.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share amounts)

	September 30, 2002	December 31, 2001

	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$103,103	$95,430
Investment in available-for-sale securities	—	2,281
Short-term investments	3,868	6,460
Accounts receivable, net	157,102	162,344
Prepaids and other assets	21,065	21,888
Income taxes receivable	20,477	8,410
Deferred tax asset	6,834	11,613

Total current assets	312,449	308,426

PROPERTY AND EQUIPMENT, net	159,075	177,959

OTHER ASSETS:
Goodwill, net	29,023	40,563
Contract acquisition costs, net	25,289	12,873
Deferred tax asset	16,741	6,800
Other assets	28,834	27,318

Total assets	$571,411	$573,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,739	$17,939
Accrued employee compensation and benefits	46,199	42,316
Other accrued expenses	34,018	35,991
Customer advances and deferred income	36,581	22,048
Current portion of long-term debt and capital lease obligations	2,930	4,927

Total current liabilities	137,467	123,221

LONG-TERM DEBT, net of current portion:
Senior notes	75,000	75,000
Capital lease obligations	2,091	4,081
Other long-term debt	1,033	4,916
Other liabilities	5,024	4,452

Total liabilities	220,615	211,670

MINORITY INTEREST	13,647	14,319

STOCKHOLDERS’ EQUITY:
Stock purchase warrants	5,100	5,100
Common stock; $.01 par value; 150,000,000 shares authorized; 74,925,386 and 76,751,607 shares, respectively, issued and outstanding	749	768
Additional paid-in capital	199,850	211,990
Accumulated other comprehensive loss	(27,956)	(19,213)
Deferred compensation	(1,367)	(2,078)
Retained earnings	160,773	151,383

Total stockholders’ equity	337,149	347,950

Total liabilities and stockholders’ equity	$571,411	$573,939

The accompanying notes are an integral part of these condensed consolidated balance sheets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

REVENUES	$251,889	$222,818	$759,605	$685,909

OPERATING EXPENSES:
Costs of services	177,643	143,141	532,082	439,285
Selling, general and administrative expenses	48,967	48,001	145,463	154,650
Depreciation and amortization	14,561	15,423	43,187	44,811
Restructuring charges	—	5,997	3,988	18,515
Loss on closure of customer interaction centers	—	—	1,213	7,733
Loss on real estate held for sale	—	—	—	7,000

Total operating expenses	241,171	212,562	725,933	671,994

INCOME FROM OPERATIONS	10,718	10,256	33,672	13,915

OTHER INCOME (EXPENSE):
Interest, net	(1,296)	(1,356)	(3,561)	(2,987)
Other than temporary decline in value of equity investment	—	—	—	(16,500)
Share of losses on equity investment	—	(3,536)	(3,562)	(4,187)
Gain on sale of securities	373	—	547	147
Other	(428)	(1,215)	(287)	(2,947)

	(1,351)	(6,107)	(6,863)	(26,474)

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	9,367	4,149	26,809	(12,559)
Provision (benefit) for income taxes	3,702	1,637	10,589	(4,688)

INCOME (LOSS) BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	5,665	2,512	16,220	(7,871)
Minority interest	552	(386)	672	(1,237)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	6,217	2,126	16,892	(9,108)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, net of taxes of $4,039 (see Note 2)	—	—	(7,502)	—

NET INCOME (LOSS)	$6,217	$2,126	$9,390	$(9,108)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	76,694	76,336	76,928	75,537
Diluted	77,195	76,863	78,329	75,537

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER SHARE:
Basic	$0.08	$0.03	$0.22	$(0.12)
Diluted	$0.08	$0.03	$0.22	$(0.12)

NET INCOME (LOSS) PER SHARE:
Basic	$0.08	$0.03	$0.12	$(0.12)
Diluted	$0.08	$0.03	$0.12	$(0.12)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,390	$(9,108)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	7,502	—
Depreciation and amortization	43,187	44,811
Minority interest	(672)	1,237
Bad debt expense	5,493	4,413
Gain on sale of securities	(547)	(147)
Loss on closure of customer interaction center	1,213	7,733
Loss on real estate held for sale	—	7,000
Loss on impairment of equity investment	—	16,500
Deferred taxes	235	(9,607)
Share of losses on equity investment	3,562	4,187
Loss on derivatives	142	377
Tax benefit from stock option exercises	393	1,749
Amortization of deferred compensation	711	—
Changes in assets and liabilities:
Accounts receivable	662	20,851
Prepaids and other assets	(13,802)	(8,525)
Accounts payable and accrued expenses	(14,325)	(21,590)
Customer advances and deferred income	14,533	16,488

Net cash provided by operating activities	57,677	76,369

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(29,504)	(47,169)
Proceeds from sale of available-for-sale securities	1,633	801
Investment in real estate held for sale	—	(23,904)
Funding of EHI	88	(9,971)
Capitalized software costs	(4,193)	(3,250)
Other	762	3,774
Net decrease in short-term investments	2,592	4,939

Net cash used in investing activities	(28,622)	(74,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in line of credit	—	11,500
Payments on long-term debt	(4,207)	(9,059)
Payments on capital lease obligations	(3,805)	(1,491)
Proceeds from exercise of stock options	4,133	4,224
Proceeds from employee stock purchase plan	1,056	859
Purchase of common stock	(17,741)	—

Net cash (used in) provided by financing activities	(20,564)	6,033

Effect of exchange rate changes on cash	(818)	621

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,673	8,243
CASH AND CASH EQUIVALENTS, beginning of period	95,430	58,797

CASH AND CASH EQUIVALENTS, end of period	$103,103	$67,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

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

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) which, in the opinion of management, are necessary to present fairly the financial position at September 30, 2002, and the results of operations and cash flows of the Company and its subsidiaries for the periods presented. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or any subsequent period.

         The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2001. Certain 2001 and first quarter 2002 amounts have been reclassified to conform to September 30, 2002 presentation.

(2)	EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 provides guidance on the accounting for goodwill and other intangibles specifically relating to identifying and allocating purchase price to specific identifiable intangible assets. Additionally, SFAS No. 142 provides guidance for the amortization of identifiable intangible assets and states that goodwill shall not be amortized, but rather tested for impairment, at least annually, using a fair value approach. In connection with the adoption of SFAS No. 142, the Company recorded a pre-tax impairment of approximately $11.5 million related to the goodwill of its Latin American reporting unit. The impairment is reflected as the cumulative effect of a change in accounting principle in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2002.

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

         On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of.” SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 also amends APB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this statement are generally to be applied prospectively. The adoption of this pronouncement did not have a material effect on the financial position of the Company.

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

         The Company classifies its business activities into four fundamental segments: North American outsourcing, international outsourcing, database marketing and consulting, and corporate activities. These segments are consistent with the Company’s management of the business and generally reflect its internal financial reporting structure and operating focus. North American and international outsourcing provide comprehensive customer management solutions. North American outsourcing consists of customer management services provided in the United States and Canada, while international outsourcing consists of all other countries. Database marketing and consulting provides outsourced database management, direct marketing and related customer retention services for automobile dealerships and manufacturers. Included in corporate activities are the elimination of intercompany transactions, general corporate expenses and operational management expenses not attributable to any other segment. Segment accounting policies are the same as those used in the consolidated financial statements. There are no significant transactions between the reported segments for the periods presented.

         In December 2001, the Company changed its internal reporting structure, which caused the composition of the reportable segments to change. The information for the three and nine months ended September 30, 2001 has been restated to reflect this change.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)
Revenues:
North American outsourcing	$173,594	$147,477	$528,034	$458,341
International outsourcing	53,639	58,335	164,298	175,526
Database marketing and consulting	25,026	17,598	69,517	53,051
Corporate activities	(370)	(592)	(2,244)	(1,009)

Total	$251,889	$222,818	$759,605	$685,909

Operating Income:
North American outsourcing	$18,903	$24,131	$64,408	$63,314
International outsourcing	(497)	2,484	(2,006)	10,285
Database marketing and consulting	4,575	2,011	10,626	6,092
Corporate activities	(12,263)	(18,370)	(39,356)	(65,776)

Total	$10,718	$10,256	$33,672	$13,915

	Balance as of

	September 30, 2002	December 31, 2001

	(in thousands)
Assets:
North American outsourcing	$198,085	$190,239
International outsourcing	136,509	167,378
Database marketing and consulting	72,770	64,379
Corporate activities	164,047	151,943

Total	$571,411	$573,939

Goodwill, net:
North American outsourcing	$11,446	$11,446
International outsourcing	4,216	15,756
Database marketing and consulting	13,361	13,361

Total	$29,023	$40,563

         The following data includes revenues based on the geographic location in which the services are provided (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues:
United States	$164,353	$128,076	$494,673	$401,271
Canada	33,896	36,408	100,599	109,113
Europe	16,520	18,672	49,919	67,842
Asia Pacific	24,540	20,792	68,212	54,292
Latin America	12,580	18,870	46,202	53,391

Total	$251,889	$222,818	$759,605	$685,909

(4)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)
Cash paid for interest	$797	$1,318	$5,435	$4,588
Cash paid for income taxes	$4,765	$4,864	$21,760	$22,054

(5)	COMPREHENSIVE INCOME (LOSS)

         The Company’s comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income (loss) for the period	$6,217	$2,126	$9,390	$(9,108)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,405)	(5,701)	(5,802)	(13,054)
Loss on hedging instruments, net of reclassification adjustments	(2,482)	(1,898)	(2,000)	(2,069)
Unrealized holding losses on securities arising during the period, net of reclassification adjustments	(490)	(1,203)	(941)	(9,492)

Other comprehensive loss, net of tax	(5,377)	(8,802)	(8,743)	(24,615)

Comprehensive income (loss)	$840	$(6,676)	$647	$(33,723)

(6)	EARNINGS (LOSS) PER SHARE

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)
Shares used in basic per share calculation	76,694	76,336	76,928	75,537
Effects of dilutive securities:
Warrants	—	—	16	—
Stock options	251	527	1,135	—
Other	250	—	250	—

Shares used in diluted per share calculation	77,195	76,863	78,329	75,537

         For the three and nine months ended September 30, 2002, 9.8 million and 13.7 million options to purchase shares of common stock were outstanding, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three months ended September 30, 2001, 10.0 million options to purchase shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2001, basic and diluted weighted average shares are the same as the effect of including common stock equivalents would have been anti-dilutive.

(7)	STOCKHOLDERS’ EQUITY

         The Company’s Board of Directors has authorized the repurchase of up to $25.0 million worth of its common shares. During the nine months ended September 30, 2002, the Company repurchased 2.8 million common shares at prices ranging between $5.62 and $11.12 per share for a total cost of $17.7 million. Since inception of the repurchase program in late 2001, a total of $18.0 million worth of common stock has been repurchased.

(8)    DERIVATIVES

         On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in other comprehensive income. SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset the related results on the hedged item in the income statement, and requires that a Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

         At September 30, 2002, the Company has an interest rate swap designated as a cash flow hedge. The Company has an operating lease for its headquarters building for which the required lease payments are variable based on LIBOR. On December 12, 2000, the Company entered into an interest rate swap in which the Company receives LIBOR and pays fixed rate interest of 6.12%. The swap agreement has a notional amount of approximately $38.2 million and has a six-year term. As of September 30, 2002, the Company has a derivative liability associated with this swap of $5.0 million.

         The Company’s Canadian subsidiary’s functional currency is the Canadian dollar. The subsidiary has contracts payable in U.S. dollars and the Company has contracted with several commercial banks for $0.5 million to acquire a total of $66.3 million Canadian dollars through August 29, 2003, at a fixed price in U.S. dollars of $42.1 million, to hedge its foreign currency risk. During the nine months ended September 30, 2002 and 2001, the Company recorded a $0.1 million loss and a $0.4 million loss, respectively, in its condensed consolidated statements of operations relating to Canadian dollar forward contracts. As of September 30, 2002, the Company has a derivative liability of $0.6 million associated with these contracts.

(9)	RESTRUCTURING CHARGES

         During the second quarter of 2002, the Company implemented certain cost cutting measures. In connection with these actions, the Company’s corporate and North American outsourcing segments recorded $1.4 million and $0.7 million, respectively, of pre-tax charges for severance and other termination benefits related to a reduction in force of approximately 100 employees. Further, the Company’s corporate segment recorded $1.9 million in lease termination charges associated with the closure of an office. Additionally, the Company’s North American outsourcing and corporate segments recorded $0.3 million and $0.9 million, respectively, of pre-tax charges associated with the closure of customer interaction centers. These restructuring charges are included in operating expenses as separate line items in the accompanying condensed consolidated statements of operations.

         During the first and third quarters of 2001, the Company implemented certain cost cutting measures. In connection with these actions, the Company’s corporate segment recorded a $12.5 million pre-tax charge for severance and other termination benefits related to a reduction in force of approximately 300 employees in the first quarter and a $6.0 million charge for similar costs associated with a reduction in force of approximately 200 employees in the third quarter. Additionally, the Company’s domestic outsourcing segment recorded a $7.7 million pre-tax charge associated with the closure of a customer interaction center. These restructuring charges are included in operating expenses as separate line items in the accompanying condensed consolidated statements of operations.

         A rollforward of the activity of the Company’s restructuring accruals is as follows (in thousands):

	Closure of CICs	Restructuring Charges	Total

Balances, January 1, 2001	$—	$—	$—
Expense	7,733	18,515	26,248
Write down of assets	(3,071)	—	(3,071)
Payments	(1,133)	(15,883)	(17,016)

Balances, December 31, 2001	3,529	2,632	6,161
Expense	1,213	3,988	5,201
Write down of assets	(1,165)	—	(1,165)
Payments	(1,017)	(3,136)	(4,153)

Balances, September 30, 2002	$2,560	$3,484	$6,044

(10)	EQUITY INVESTMENT

         On May 31, 2002, Kenneth D. Tuchman, the Company’s Chairman and CEO, transferred his 55% ownership of enhansiv holdings, inc. (“EHI”) common stock to the Company and received no consideration in return. The Company placed nominal value on this contribution based on a third-party appraisal. As a result, the Company began consolidating the results of EHI effective June 1, 2002 (the Company had previously accounted for its preferred stock investment in EHI under the equity method of accounting). For the nine months ended September 30, 2002 and 2001, the Company recorded $3.6 million and $4.2 million, respectively, for EHI losses which are reflected as a separate line item in other income (expense) in the accompanying condensed consolidated statements of operations.

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

         Subsequent to September 30, 2002, the Company acquired 14.4 million shares of EHI common stock from three out of the four remaining outside shareholders for $1.75 million under an agreement negotiated at arm’s length. The Company will expense the consideration paid in the fourth quarter based on the above mentioned third-party appraisal. Notwithstanding the appraised valuation of the shares acquired, the Company places value on retaining the intellectual property that justifies the payment of the purchase price for the shares. As a result of this transaction, the Company owns 89% of the common stock of EHI.

(11)	LOSS ON REAL ESTATE HELD FOR SALE

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

INTRODUCTION

         This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. The Company has set forth in its Form 10-K for the year ended December 31, 2001 a detailed discussion of risks and uncertainties relating to the Company’s business. The projections and statements contained in these forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The Company’s future results of operations and performance are subject to numerous factors including: relatively few of the Company’s customers are responsible for a significant portion of earnings and, therefore, the loss of any one of these customers could significantly impact the earnings of the Company; weakening of the global economy; lower than anticipated customer interaction center capacity utilization; transitioning work from high cost centers to lower cost markets; the Company’s ability to obtain financing; the Company’s ability to manage rapid growth; rapidly changing technology; dependence on key personnel and labor force; difficulties of completing and integrating acquisitions and joint ventures; risk of business interruptions; risks associated with doing business internationally, including foreign currency risk; the loss or delay in implementation of a customer management program; the Company’s ability to build-out facilities in a timely and economic manner; greater than anticipated competition from new entrants into the customer care market, causing increased price competition or loss of clients; higher than anticipated start-up costs associated with new business opportunities; certain agreements with clients may be canceled on relatively short notice without significant penalties; and the Company’s ability to generate a specific level of revenue is dependent upon customer interest in and use of the Company’s clients’ products and services. Specifically, the Company has experienced, and in the future could experience, quarterly variations in revenues and earnings as a result of a variety of factors, many of which are outside the Company’s control, including: the weakening of the global economy; the timing of new contracts; the timing of new product or service offerings or modifications in client strategies; the expiration or termination of existing contracts; the timing of increased expenses incurred to obtain and support new business; and the seasonal pattern of certain of the businesses serviced by the Company. Readers should review this quarterly report in combination with the Company’s Form 10-K for the year ended December 31, 2001. The Company assumes no obligation to update its forward-looking statements to reflect actual results or changes in factors affecting such forward-looking statements.

RESULTS OF OPERATIONS

Three-Month Period Ended September 30, 2002 Compared to September 30, 2001

Revenues. Revenues increased $29.1 million, or 13.0% to $251.9 million for the three months ended September 30, 2002 from $222.8 million for the three months ended September 30, 2001. This increase resulted primarily from an increase in North American outsourcing revenues. On a segment basis, revenues from North American outsourcing increased $26.1 million, or 17.8% to $173.6 million for the three months ended September 30, 2002 from $147.5 million for the three months ended September 30, 2001. The increase in North American outsourcing revenues primarily resulted from a new client program launched in the first quarter of 2002 which was partially offset by the loss or ramp-down of certain programs from the prior year. The economics of this new North American contract are highly dependent upon the Company transitioning a substantial amount of the work from existing high cost centers to lower cost markets. Revenues from international outsourcing decreased $4.7 million, or 8.1% to $53.6 million for the three months ended September 30, 2002 from $58.3 million for the three months ended September 30, 2001. This decrease primarily resulted from lower revenues in Spain and Argentina, partially offset by an increase in Asia Pacific. Spanish revenues were impacted by the termination of an unprofitable contract during the first quarter of 2002 while Argentina was affected primarily by the currency devaluation taking place in that country. Database marketing and consulting revenues increased $7.4 million, or 42.2% to $25.0 million for the three months ended September 30, 2002 from $17.6 million for the three months ended September 30, 2001, primarily due to an increase in active customers in the service reminder business.

Costs of Services. Costs of services, which are primarily variable with revenue, increased $34.5 million, or 24.1% to $177.6 million for the three months ended September 30, 2002 from $143.1 million for the three months ended September 30, 2001. Costs of services as a percentage of revenues increased from 64.2% for the three months ended September 30, 2001 to 70.5% for the three months ended September 30, 2002. The increase in costs of services as a percentage of revenues is primarily the result of a deterioration of margin at Percepta, deterioration of international outsourced margins, and the launch of the previously mentioned North American outsourcing program in the first quarter of 2002, which has primarily a direct cost structure.

Selling, General and Administrative. Selling, general and administrative expenses increased $1.0 million, or 2.0% to $49.0 million for the three months ended September 30, 2002, from $48.0 million for the three months ended September 30, 2001. The increase between years cannot be attributed to any single factor (or several factors), but is rather the net result of multiple increases and decreases within the category. Selling, general and administrative expenses as a percentage of revenues decreased from 21.5% for the three months ended September 30, 2001 to 19.4% for the three months ended September 30, 2002.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.9 million, or 5.6% to $14.6 million for the three months ended September 30, 2002, from $15.4 million for the three months ended September 30, 2001. Depreciation and amortization expense as a percentage of revenues decreased to 5.8% for the three months ended September 30, 2002 from 6.9% for the three months ended September 30, 2001. Amortization expense for the three months ended September 30, 2002 decreased in connection with the adoption of SFAS No. 142, as there was no goodwill amortization for that period. Goodwill amortization was $0.7 million for the three months ended September 30, 2001. Additionally, amortization expense for the three months ended September 30, 2002 was also impacted by the adoption of EITF No. 01-09, which resulted in the amortization of contract acquisition costs being deducted from revenue (they were previously recorded as amortization expense).

Income from Operations. As a result of the foregoing factors, in combination with the restructuring charges of $6.0 million in the quarter ended September 30, 2001, income from operations increased $0.5 million, or 4.5% from $10.3 million for the three months ended September 30, 2001, to $10.7 million for the three months ended September 30, 2002. Operating income as a percentage of revenues decreased from 4.6% for the three months ended September 30, 2001 to 4.3% for the three months ended September 30, 2002. Income from operations, exclusive of nonrecurring items, decreased $5.5 million, or 34.1% to $10.7 million for the three months ended September 30, 2002 from $16.3 million for the three months ended September 30, 2001. Income from operations as a percentage of revenues, exclusive of nonrecurring items, decreased to 4.3% for the three months ended September 30, 2002 from 7.3% for the three months ended September 30, 2001.

Other Income (Expense). Other expense decreased $4.8 million, or 77.9% to $1.4 million for the three months ended September 30, 2002 compared to $6.1 million for the three months ended September 30, 2001. This decrease primarily resulted from the Company recording a loss on its equity investment in EHI of $3.5 million for the three months ended September 30, 2001, whereas the Company consolidated this investment during the three months ended September 30, 2002.

Income Taxes. Taxes on income increased $2.1 million, or 126.1% to $3.7 million for the three months ended September 30, 2002 from $1.6 million for the three months ended September 30, 2001. The Company’s effective tax rate was 39.5% for both three-month periods.

Net Income. As a result of the foregoing factors, net income increased $4.1 million, or 192.4% to $6.2 million for the three months ended September 30, 2002 from $2.1 million for the three months ended September 30, 2001. Net income, exclusive of nonrecurring items, was $6.2 million for both three-month periods.

Nine-Month Period Ended September 30, 2002 Compared to September 30, 2001

Revenues. Revenues increased $73.7 million, or 10.7% to $759.6 million for the nine months ended September 30, 2002 from $685.9 million for the nine months ended September 30, 2001. This increase resulted primarily from an increase in North American outsourcing revenues. On a segment basis, revenues from North American outsourcing increased $69.7 million, or 15.2% to $528.0 million for the nine months ended September 30, 2002 from $458.3 million for the nine months ended September 30, 2001. The increase in North American outsourcing revenues primarily resulted from a new client program launched in the first quarter of 2002 which was partially offset by the loss or ramp-down of certain programs from the prior year. The economics of this new North American contract are highly dependent upon the Company transitioning a substantial amount of the work from existing high cost centers to lower cost markets. Revenues from international outsourcing decreased $11.2 million, or 6.4% to $164.3 million for the nine months ended September 30, 2002 from $175.5 million for the nine months ended September 30, 2001. This decrease primarily resulted from lower revenues in Spain and Argentina, partially offset by an increase in Asia Pacific. Spanish revenues were impacted by the termination of an unprofitable contract during the first quarter of 2002 while Argentina was affected primarily by the currency devaluation taking place in that country. Database marketing and consulting revenues increased $16.5 million, or 31.0% to $69.5 million for the nine months ended September 30, 2002 from $53.1 million for the nine months ended September 30, 2001, primarily due to an increase in active customers in the service reminder business.

Costs of Services. Costs of services, which are primarily variable with revenue, increased $92.8 million, or 21.1% to $532.1 million for the nine months ended September 30, 2002 from $439.3 million for the nine months ended September 30, 2001. Costs of services as a percentage of revenues increased from 64.0% for the nine months ended September 30, 2001 to 70.0% for the nine months ended September 30, 2002. The increase in costs of services as a percentage of revenues is primarily the result of a deterioration of margin at Percepta, deterioration of international outsourced margins, and the launch of the previously mentioned North American program in the first quarter of 2002, which has primarily a direct cost structure.

Selling, General and Administrative. Selling, general and administrative expenses decreased $9.2 million, or 5.9% to $145.5 million for the nine months ended September 30, 2002, from $154.7 million for the nine months ended September 30, 2001 primarily resulting from the Company’s cost cutting measures taken during 2001 and 2002, along with reductions in other discretionary spending such as consulting and travel between periods. Selling, general and administrative expenses as a percentage of revenues decreased from 22.5% for the nine months ended September 30, 2001 to 19.1% for the nine months ended September 30, 2002.

Depreciation and Amortization. Depreciation and amortization expense decreased $1.6 million, or 3.6% to $43.2 million for the nine months ended September 30, 2002, from $44.8 million for the nine months ended September 30, 2001. Depreciation and amortization expense as a percentage of revenues decreased to 5.7% for the nine months ended September 30, 2002 from 6.5% for the nine months ended September 30, 2001. Amortization expense for the nine months ended September 30, 2002 decreased in connection with the adoption of SFAS No. 142, as there was no goodwill amortization for that period. Goodwill amortization was $2.1 million for the nine months ended September 30, 2001.

Income from Operations. As a result of the foregoing factors, in combination with restructuring and impairment charges of $5.2 million and $33.2 million for the nine months ended September 30, 2002 and 2001, respectively, income from operations increased $19.8 million, or 142.0% from $13.9 million for the nine months ended September 30, 2001, to $33.7 million for the nine months ended September 30, 2002. Operating income as a percentage of revenues increased from 2.0% for the nine months ended September 30, 2001 to 4.4% for the nine months ended September 30, 2002. Income from operations, exclusive of nonrecurring items, decreased $8.3 million, or 17.6% to $38.9 million for the nine months ended September 30, 2002 from $47.2 million for the nine months ended September 30, 2001. Income from operations as a percentage of revenues, exclusive of nonrecurring items, decreased to 5.1% for the nine months ended September 30, 2002 from 6.9% for the nine months ended September 30, 2001.

Other Income (Expense). Other expense decreased $19.6 million, or 74.1% to $6.9 million for the nine months ended September 30, 2002 compared to $26.5 million for the nine months ended September 30, 2001. This decrease primarily resulted from the Company recording a loss for the other than temporary decline in value of its investment in EHI of $16.5 million during the nine months ended September 30, 2001.

Income Taxes. Taxes on income were $10.6 million for the nine months ended September 30, 2002 compared to a benefit of $4.7 million for the nine months ended September 30, 2001. The Company’s effective tax rate was 39.5% for the nine months ended September 30, 2002 and 37.3% for the nine months ended September 30, 2001.

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

         The effect of no longer amortizing goodwill is expected to result in a benefit to 2002 earnings of approximately $2.9 million on an annualized basis, or $0.02 per diluted share, compared to 2001.

Net Income (Loss). As a result of the foregoing factors, the Company reported net income of $9.4 million for the nine months ended September 30, 2002 compared to a net loss of $9.1 million for the nine months ended September 30, 2001. Net income, exclusive of nonrecurring items, decreased $1.4 million, or 6.4% to $20.0 million for the nine months ended September 30, 2002 from $21.4 million for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2002, the Company had cash and cash equivalents of $103.1 million and short-term investments of $3.9 million. Cash and cash equivalents increased $7.7 million from December 31, 2001. Net cash provided by operating activities was $57.7 million for the nine months ended September 30, 2002 as compared to net cash provided of $76.4 million for the nine months ended September 30, 2001. The decrease in net operating cash flow of $18.7 million primarily resulted from working capital uses.

         Cash used in investing activities was $28.6 million for the nine months ended September 30, 2002 as compared to $74.8 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, the Company had capital expenditures of $29.5 million compared to $47.2 million for the nine months ended September 30, 2001. In addition, 2001 investing activities included $23.9 million of expenditures on the Company’s former planned headquarters building (which was subsequently sold in the fourth quarter of 2001) and funding of EHI of $10.0 million.

         Cash used in financing activities was $20.6 million for the nine months ended September 30, 2002 as compared to cash provided of $6.0 million for the nine months ended September 30, 2001. The cash used in financing activities for 2002 primarily related to the repurchase of Company common stock. The Company’s Board of Directors has authorized the repurchase of $25.0 million of its common shares. During the nine months ended September 30, 2002, the Company repurchased 2.8 million shares for a total cost of $17.7 million. The cash flow in 2001 was primarily generated from proceeds from employee stock purchases under the Company’s employee stock purchase plan and option exercises.

         Historically, capital expenditures have been, and future capital expenditures are anticipated to be, primarily for the development of customer interaction centers, technology deployment and systems integrations. The Company currently expects total capital expenditures in 2002 to be approximately $40.0 million to $50.0 million. Capital expenditures have been used primarily to construct several new non-U.S. customer interaction centers, maintenance capital for existing centers and internal technology projects. Such expenditures have been financed with internally generated funds and existing cash balances. The level of capital expenditures incurred beyond 2002 will be dependent upon new client contracts obtained by the Company and the corresponding need for additional capacity. In addition, if the Company’s future growth is generated through facilities management contracts, the anticipated level of capital expenditures could be reduced.

         In the fourth quarter of 2001, the Company completed a $75.0 million offering of unsecured Senior Notes. The Senior Notes consist of two tranches; $60.0 million bearing interest at 7% per annum with a seven-year term and $15.0 million bearing interest at 7.4% per annum with a 10-year term. As of September 30, 2002, the Company had an unsecured revolving line of credit agreement with a syndicate of five commercial banks under which it could borrow up to $87.5 million. At September 30, 2002, there were no borrowings under the line of credit. The line of credit was scheduled to expire in November 2002. Subsequent to September 30, 2002, the Company renewed the line of credit for $85.0 million for a period of four years. Borrowings under the line of credit will bear interest at LIBOR plus .875% to 1.50% depending on leverage ratios. The Company believes that existing cash on hand, along with internally generated cash flows and availability under its revolving line of credit are sufficient to fund planned operations for the foreseeable future.

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

CLIENT CONCENTRATIONS

         The Company’s five largest clients accounted for 51.2% and 45.2% of its revenues for the nine months ended September 30, 2002 and 2001, respectively. In addition, these five clients account for a substantial percentage of the Company’s consolidated earnings. The profitability of these clients to the Company varies greatly based upon the specific contract terms with any particular client, and the relative contribution to consolidated earnings is not always proportional to the relative contribution to revenue on a consolidated basis. The risk of this concentration is mitigated by the long-term contracts the Company has with its largest clients. The contracts with these clients expire between 2002 and 2010. Additionally, a particular client can have multiple contracts with different expiration dates. Although the Company has historically renewed its contracts with its largest customers, there is no assurance that future contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts.

COMMITMENTS

         In December 2000, the Company and State Street Bank and Trust Company (“State Street”) consummated a lease transaction for the Company’s new corporate headquarters, whereby State Street acquired the property at 9197 South Peoria Street, Englewood, Colorado (the “Property”). Simultaneously, State Street leased the Property to TeleTech Services Corporation (“TSC”), a wholly owned subsidiary of the Company. As part of the transaction, State Street formed a special purpose entity to purchase the Property and hold the associated equity and debt from a group of banks. The debt held by this entity was approximately $37.0 million at September 30, 2002. The Company’s lease on the Property has a four-year term and expires in December 2004. At expiration, the Company has three options: 1) renew the lease for two one-year periods at the same monthly rate paid during the original term; 2) purchase the Property for approximately $38.2 million; or 3) vacate the Property. In the event the Company vacates the Property, the Company must sell the Property. If the Property is sold for less than $38.2 million, the Company has guaranteed State Street a residual payment upon sale of the building based on a percentage of the difference between the selling price and appraised fair market value of the Property. If the Company were to vacate the Property prior to the original four-year term, the Company has guaranteed State Street a residual value of approximately $31.5 million upon sale of the Property. The potential liability, if any, resulting from a residual payment has not been reflected on the accompanying condensed consolidated balance sheets. This arrangement is not expected to have a material effect on liquidity or availability of or requirements for capital resources. A significant restrictive covenant under this agreement requires the Company to maintain at least one dollar of net income each quarter. Additionally, the lease payments are variable based on LIBOR. However, as discussed in Note 8 to the accompanying unaudited condensed consolidated financial statements, the Company has an interest rate swap agreement in place to hedge any fluctuations in LIBOR.

         As of September 30, 2002, the Company had the following contractual obligations (amounts in thousands):

Contractual Obligations	Less than 1 year	2-3 years	4-5 years	Over 5 years	Total

Long-term debt and Senior Notes1	$519	$16,308	$28,369	$31,356	$76,552
Capital lease obligations1	2,411	2,091	—	—	4,502
Operating lease commitments2	6,549	49,576	33,782	93,654	183,561
Residual value guarantee on headquarters2	—	31,500	—	—	31,500

Total	$9,479	$99,475	$62,151	$125,010	$296,115

1	Reflected on accompanying condensed consolidated balance sheets.

2	Not reflected on accompanying condensed consolidated balance sheets.

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

         Revenue Recognition. The revenue recognition policy is significant because revenue is a key component of operating results. The Company follows very specific and detailed guidelines in measuring revenue. The Company recognizes revenue at the time services are performed. In certain circumstances, the Company receives payment in advance of providing service. Accordingly, amounts billed but not earned under these contracts are excluded from revenue and included in customer advances and deferred income.

         Derivatives. Being able to mitigate economic risk associated with changes in foreign currencies is important to the Company. The ability to qualify for hedge accounting allows the Company to match the gains and losses from changes in the fair market value of the derivative securities used for hedging activities with the operating results being hedged.

         Foreign Currency Translation. A substantial amount of the Company’s operations are conducted outside of the United States. The assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is other than the U.S. dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income, but is accumulated as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in determining net income.

         Contract Acquisition Costs. Amounts paid to or on behalf of clients to obtain long-term contracts are capitalized (if incurred within 12 months of commencement of operations) and amortized on a straight-line basis over the terms of the contracts as a reduction to revenue commencing with the date of the first revenues from the contract. In certain circumstances, costs may be estimated at the inception of operations and subsequently revised based on actual costs incurred.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FOR THE PERIOD ENDED SEPTEMBER 30, 2002

         Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in U.S. interest rates, foreign currency exchange rates as measured against the U.S. dollar and changes in the market value of its investment portfolio. These exposures are directly related to its normal operating and funding activities. As of September 30, 2002, the Company has entered into forward financial instruments to manage and reduce the impact of changes in foreign currency rates with major financial institutions. The Company has also entered into an interest rate swap agreement to manage its cash flow risk on the lease for the Property as the lease payments are based on variable monthly interest.

Interest Rate Risk

         The interest on the Company’s line of credit is variable based on the bank’s base rate or offshore rate, and is therefore affected by changes in market interest rates. At September 30, 2002, there were no amounts outstanding on the line of credit.

Foreign Currency Risk

         The Company has wholly owned subsidiaries in Argentina, Australia, Brazil, Canada, China, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore, and Spain. Revenues and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in the exchange rate may positively or negatively affect the Company’s revenues and net income attributed to these subsidiaries. If foreign currency exchange rates changed 10% compared to the U.S. dollar, the effect on the Company’s net income would have been nominal for the nine months ended September 30, 2002. For the nine months ended September 30, 2002, revenues from non-U.S. countries represented 34.9% of consolidated revenues.

         The Company has contracted with several commercial banks for $0.5 million to acquire a total of $66.3 million Canadian dollars through August 2003 at a fixed price in U.S. dollars of $42.1 million. There is no material difference between the fixed exchange ratio and the current U.S./Canadian dollar exchange ratio. If the U.S./Canadian dollar exchange rate were to increase 10% from period-end levels, the Company would not incur a material loss on the contract.

Fair Value of Debt and Equity Securities

         The Company’s investments in debt and equity securities are short-term and not subject to significant fluctuations in fair value. If interest rates and equity prices were to decrease 10% from period-end levels, the fair value of the Company’s debt and equity securities would have decreased $0.4 million for the nine months ended September 30, 2002.

Item 4.

CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic Securities and Exchange Commission filings relating to the Company (including its consolidated subsidiaries). There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

         From time to time, the Company is involved in litigation, most of which is incidental to its business. In the Company’s opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company’s results of operations or financial condition.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No	Exhibit Description

99.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC.

(Registrant)
Date: November 12, 2002	By: /s/ KENNETH D. TUCHMAN

Kenneth D. Tuchman Chairman and Chief Executive Officer

Date: November 12, 2002	By: /s/ MARGOT O’DELL

Chief Financial Officer and EVP of International Operations

CERTIFICATIONS

I, Kenneth D. Tuchman, Chairman and Chief Executive Officer of TeleTech Holdings, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TeleTech Holdings, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ KENNETH D. TUCHMAN

Kenneth D. Tuchman Chairman and Chief Executive Officer

CERTIFICATIONS

I, Margot O’Dell, Chief Financial Officer and Executive Vice President of International Operations of TeleTech Holdings, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TeleTech Holdings, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ MARGOT O’DELL

Margot O’Dell Chief Financial Officer and Executive Vice President of International Operations

EXHIBIT INDEX

Exhibit No.	Exhibit Description

99.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)