Form 10-K
period 2002-12-31
TELETECH HOLDINGS INC
filed 2003-03-31
CIK 1013880

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-21055

TeleTech Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1291044 (I.R.S. Employer Identification No.)

9197 South Peoria Street
Englewood, Colorado 80112
(Address of principal executive offices)
Registrant's telephone number, including area code: (303) 397-8100

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $.01 par value per share
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        Indicate by checkmark if an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒    No  ☐

        As of June 28, 2002, the last business day of the registrant's most recently completed second quarter, there were 77,705,585 shares of the registrant's common stock outstanding. The aggregate market value of the registrant's voting and non-voting common stock that was held by non-affiliates on such date was $388,674,578 based on the closing sale price of the registrant's common stock on such date as reported on the Nasdaq Stock Market.

        As of March 24, 2003, there were 74,153,122 shares of the registrant's common stock outstanding. The aggregate market value of the registrant's voting and non-voting common stock that was held by non-affiliates on such date was $214,953,038 based on the closing sale price of the registrant's common stock on such date as reported on the Nasdaq Stock Market.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of TeleTech Holdings, Inc.'s definitive proxy statement for its annual meeting of stockholders to be held on May 15, 2003, are incorporated by reference into Part III of this Form 10-K, as indicated.

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

        Our offerings are scaleable, with a variety of solution alternatives to meet our clients' specific requirements. We provide our solutions from 55 customer management centers around the world and offer consulting services for clients seeking to optimize internal customer management functions.

        Since 1996, we have expanded our international presence and currently have operations in 13 different countries. Our international reach provides increased business opportunities with non-U.S. clients, as well as opportunities to expand our relationships with existing multinational clients based in the U.S. In 2002, our non-U.S. operations represented 34.7% of total revenues.

        Our Internet address is www.TeleTech.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, are available for free on our Internet website under the heading "Investors-Annual Reports" and "SEC Filings."

Customer Management Solutions

        Our fully integrated, customer management solutions encompass the following capabilities:

    •
    infrastructure deployment, including the securing, designing and building of world-class customer management centers;

    •
    recruitment, education and management of client-dedicated customer service representatives;

    •
    engineering operational process controls and quality systems;

    •
    technology consulting and implementation, including the integration of hardware, software, network and computer-telephony technology;

    •
    strategic consulting and process redesign; and

    •
    database management, which involves the accumulation, management and analysis of customer information to deliver actionable marketing solutions.

        We design, develop and implement large-scale solutions built around each client's unique set of requirements and specific business needs. The solutions may incorporate voice, email or Internet-based technologies, and are designed to allow for expansion. We provide services from customer management centers leased, equipped and staffed by TeleTech (fully outsourced programs) and customer management centers leased and equipped by our clients and staffed by TeleTech (facilities management programs).

        Outsourced.    With a fully outsourced solution, we provide comprehensive customer management solutions from customer management centers leased, equipped and staffed by TeleTech. Our fully outsourced customer management centers are utilized to serve either multiple clients (multi-client centers) or one dedicated client (dedicated centers). We also provide facilities management solutions whereby the client owns or leases the customer management center and equipment and we provide the staff and knowledge to operate the center. Our North American and international outsourced business segments accounted for approximately 90.8%, 92.4% and 90.2% of total 2002, 2001 and 2000 revenues, respectively, of which our North American outsourced business segment accounted for 69.5%, 66.6% and 66.8%, respectively.

        Database Marketing and Consulting.    Through our database marketing and consulting segment, we provide outsourced database management, direct marketing and related customer retention services for automotive dealerships and manufacturers. Additionally, we provide consulting services related to the development and implementation of new techniques and programs that enable automobile dealerships to grow their businesses, streamline inefficient processes and more effectively market their services. Our database marketing and consulting segment accounted for approximately 9.4%, 7.8% and 8.8% of total 2002, 2001 and 2000 revenues, respectively.

        Our Outsourced and Database Marketing and Consulting services consist of:

    •
    Customer Targeting Solutions: We use data analytics and mining capabilities to help clients identify top-tier customers and key prospects for future sales opportunities. This information helps drive more targeted demand generation programs and marketing initiatives.

    •
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

    •
    Customer Provisioning Solutions: Getting off to the right start is critical to creating a lifelong customer. Whether turning on service, trouble shooting installation or sending out a physical product, we help clients streamline provisioning processes by managing every aspect of the front- and back-office, from order to installation.

    •
    Customer Support Solutions: We help ensure the ongoing satisfaction of all customers through the accurate, timely and efficient handling of every interaction, from complex transactions such as insurance claims processing, to more basic services such as billing support, account maintenance and complaint resolution.

    •
    Customer Development Solutions: Through a combination of technology and highly trained customer service representatives, we help clients identify high-value customers and increase customer value through up-selling, cross-selling, and, perhaps most importantly, first call resolution.

    •
    Customer Retention Programs: We work with clients to develop targeted customer satisfaction and loyalty programs as well as other proactive strategies that deliver greater value to customers on a day-to-day basis. For example, TeleTech offers strategies and services to help manage customer attrition or turnover.

    •
    Other Customer-Related Programs: Our customer management solutions may include aiding in collections, collecting market research from customers, and performing outbound-call campaigns.

Markets and Clients

        Strategic Business Units ("SBUs"), responsible for developing and implementing customized industry-specific customer management solutions in specific vertical markets, have primary responsibility for sales and marketing efforts in North America. Within this framework, we focus on large multinational corporations in the communications, automotive, financial services, transportation, and government industries. These industries accounted for approximately 50.6%, 18.1%, 9.7%, 7.9% and 7.6%, respectively, of our 2002 revenue. Sales in other industries, including technology, healthcare and various others, accounted for 6.1% of 2002 revenues. During 2002, we had two clients who represented more than 10% of total revenues: Verizon Communications and Nextel Communications, Inc. which accounted for 15.7% and 15.3% of total revenues, respectively.

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

        Automotive.    In 2000, we significantly expanded our solution set for the automotive sector with Percepta, LLC, our joint venture with Ford Motor Company, as well as through Newgen, a company we acquired in 2000. We help the world's largest automotive companies through industry-specific, proprietary solutions, from service reminder programs to warranty management to strategic up-selling.

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

        Government.    Leveraging nearly 20 years of experience, we streamline the customer management function for government organizations. By utilizing well-managed customer management centers for traditional customer management solutions, we allow various government agencies to focus on conducting their primary business.

Sales and Marketing

        We employ a consultative sales approach and hire business development professionals with experience in industries relating to our key SBUs. Once a potential client is identified, a team of TeleTech employees, typically consisting of applications and systems specialists, operations experts, human resources professionals and other appropriate management personnel, thoroughly examines the potential client's operations and assesses its current and prospective customer management goals, needs and strategies. We invest significant resources during the development of a client relationship, and our technological capabilities enable us to develop working prototypes of proposed solutions with minimal capital investment by the client.

        We work with our clients to generate a set of detailed requirements, a development plan and a deployment strategy tailored to the client's specific needs. After the initial solution is deployed, we conduct regular reviews of the relationship to ensure client satisfaction, while continually looking for areas to expand the relationship.

        We typically provide customer management solutions pursuant to written contracts with terms ranging from one to eight years. Often, the contracts contain renewal or extension options. Under virtually all of our significant contracts, we generate revenue based on the amount of time customer service representatives devote to a client's program. In addition, clients are typically required to pay fees relating to the education and training of representatives to implement the client's program, setup and management of the program, and development and integration of computer software and technology. Certain contracts have price adjustment terms allowing for cost of living adjustments and/or market changes in agent labor costs. Our client contracts generally contain provisions that (i) allow us or the client to terminate the contract upon the occurrence of certain events, (ii) designate the manner by which we receive payment for our services and (iii) protect the confidentiality and ownership of information and materials used in connection with the performance of the contract. Some of our contracts also require our clients to pay a fee in the event of early termination.

Operations

        We provide customer management solutions through the operation of 55 customer management centers located in the United States, Argentina, Australia, Brazil, Canada, China, Northern Ireland, Mexico, New Zealand, the Philippines, Singapore, Scotland and Spain. As of December 31, 2002, we leased 41 customer management centers and managed 14 customer management centers.

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

        Once we take occupancy of a site, we use a standardized development process to minimize the time it takes to open a new customer management center, control costs and eliminate elements that might compromise success. The site is retrofitted to exacting requirements that incorporate value engineering, cost control and scheduling concepts while placing emphasis on the quality of the work environment. Upon completion, we integrate the new customer management center into the corporate facility and asset management programs. Throughout the development process, we conduct critical reviews to evaluate the overall effectiveness and efficiency of the development. Generally, we can establish a new, fully operational inbound customer management center containing 450 or more workstations within 120 days after a lease is finalized and signed.

        From time to time, we assess the expected long-term capacity utilization of our centers. Accordingly, we may, if deemed necessary, consolidate or shutdown underperforming centers in order to maintain or improve targeted utilization and margins. During 2002, we determined to close certain centers in Spain and Canada. During 2002, the Company's corporate and North American outsourcing segments recorded restructuring charges associated with the termination of approximately 400 administrative employees and the impairment of a property lease totaling approximately $7.3 million and $0.9 million, respectively. Additionally, the Company's international outsourcing segment recorded a loss on the closure of customer management centers in Spain and Canada of approximately $1.2 million. These charges are reflected on separate line items in the accompanying consolidated statements of operations.

Quality Assurance

        We monitor and measure the quality and accuracy of our customer interactions through regional quality assurance departments. These departments evaluate, on a real-time basis, a statistically significant percentage of the customer interactions in a day, across all of the customer interaction mediums utilized within the center. Each center has the ability to enable its clients to monitor customer interactions as they occur. Using criteria mutually determined with the client, quality assurance professionals monitor, evaluate, and provide feedback to the representatives on a weekly basis. As appropriate, representatives are recognized for superior performance or scheduled for additional training and coaching.

Technology

        Our customer management solution set is built upon complex, sophisticated technology, which helps maximize the utilization of customer management centers and increase the efficiency of representatives. Interaction routing technology is designed for rapid response rates while tracking and workforce management systems facilitate efficient staffing levels, reflecting historical demands. In addition, our infrastructure and object-oriented software allows for tracking of each customer interaction, filing the information within a relational database and generating reports on demand.

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

        To sustain a high level of service and support to our clients, our representatives undergo significant training before managing customer interactions and receive ongoing training on a regular basis. In addition to learning about the clients' corporate culture and specific product or service offerings, representatives receive training in the numerous media we use to effectively execute our clients' customer management program.

        We are committed to the continued education and development of our employees and believe that providing employees with access to new learning opportunities contributes to job satisfaction, ensures a higher quality labor force and fosters loyalty between our employees and the clients we serve.

        As of December 31, 2002, we had over 28,000 employees in 13 countries, with approximately 88% holding full-time positions. Although our industry is very labor-intensive and traditionally experiences significant personnel turnover, we seek to manage employee turnover through proactive initiatives. A small percentage of our non-U.S. employees are subject to collective bargaining agreements mandated under national labor laws. We believe our relations with our employees are good.

International Operations

        During 2002, revenue from non-U.S. operations represented 34.7% of total revenues. As of December 31, 2002, we operated seven customer management centers in Canada; six customer management centers in Australia; five customer management centers in Spain; three customer management centers in New Zealand; two customer management centers in each of Argentina, Mexico and Scotland; and one customer management center in each of Brazil, China, Northern Ireland, the Philippines and Singapore.

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

Competition

        We believe that we compete primarily with the in-house customer management operations of our current and potential clients. We also compete with certain companies that provide customer management services on an outsourced basis, including APAC Customer Services, Accenture, Convergys Corporation, SITEL Corporation, ICT Group, Sykes Enterprises Incorporated, West Corporation, EDS and RMH Teleservices. We compete primarily on the basis of quality and scope of services provided, speed and flexibility of implementation, technological expertise and price. Although the customer management industry is very competitive and highly fragmented with numerous small participants, we believe that TeleTech generally does not directly compete with traditional telemarketing companies, which primarily provide outbound "cold calling" services.

Recent Developments

        In February 2003, we purchased our corporate headquarters building for $38.2 million, which was previously under a synthetic lease using proceeds from our revolving line of credit.

        In January 2003, we announced that the United States Postal Service ("USPS") did not renew their relationship with us. We provided services to the USPS from two U.S.-based customer management centers, representing 5.5% of our 2002 revenues, or $55.7 million.

        In December 2002, the Company's Board of Directors authorized the continuation of its share repurchase program to acquire up to an additional $25 million of the Company's common stock. The Company completed in the fourth quarter of 2002 its repurchase of up to $25 million of common stock previously authorized by the Board of Directors in 2001.

Risk Factors

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

        Forward-Looking Information May Prove Inaccurate.    Some of the information presented in this Annual Report on Form 10-K constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements that include terms such as "may," "will," "intend," "anticipate," "estimate," "expect," "continue," "believe," "plan," or the like, as well as all statements that are not historical facts. Forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from current expectations. Although we believe our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from expectations. Factors that could cause actual results to differ from expectations include:

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

        Risks Associated with an Economic Downturn.    Our ability to enter into new multi-year contracts, particularly large, complex client agreements, may be dependent upon the general macroeconomic environment in which our clients and their customers are operating. Continued weakening of the U.S. and/or global economy could cause longer sales cycles, delays in closing new business opportunities and slower growth in existing contracts. Additionally, the economic downturn could negatively impact the financial condition of existing customers, thus increasing our risk of not receiving payment for our services.

        Reliance on a Few Major Clients.    We strategically focus our marketing efforts on developing long-term relationships with large, multinational companies in targeted industries. As a result, we derive a substantial portion of our revenues from relatively few clients. There can be no assurance that we will not become more dependent on a few significant clients, that we will be able to retain any of our largest clients, that the volumes or profit margins of our most significant programs will not be reduced, or that we would be able to replace such clients or programs with clients or programs that generate comparable profits. Consequently, the loss of one or more of our significant clients could have a material adverse effect on our business, results of operations or financial condition. See "Client Concentrations" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Risks Associated with Our Contracts.    Most of our contracts do not ensure that we will generate a minimum level of revenues, and the profitability of each client program may fluctuate, sometimes significantly, throughout the various stages of such program. Although we seek to sign multi-year contracts with our clients, our contracts generally enable the clients to terminate the contract, or terminate or reduce customer interaction volumes, on relatively short notice. Although our larger contracts generally require the client to pay a contractually agreed amount in the event of early termination, there can be no assurance that we will be able to collect such amount or that such amount, if received, will sufficiently compensate us for our investment in the canceled program or for the revenues we may lose as a result of the early termination. We are usually not designated as our client's exclusive service provider, however, we believe that meeting our clients' expectations can have a more significant impact on revenues generated by us than the specific terms of our client contracts. In addition, some of our contracts limit the aggregate amount we can charge for our services, and some prohibit us from providing services to the client's direct competitors that are similar to the services we provide to such client.

        Risks Associated with Financing Activities.    From time to time, we may need to obtain debt or equity financing for capital expenditures, for payment of existing obligations and to replenish cash reserves. There can be no assurance that we will be able to obtain such debt or equity financing, or that any such financing would be on terms acceptable to us. Additionally, our existing debt agreements require us to maintain certain financial covenants. There is no assurance that we will be able to meet these covenants or, in the event of noncompliance, will be able to obtain waivers from the lenders.

        Risks Associated with International Operations and Expansion.    We currently conduct business in Argentina, Australia, Brazil, Canada, China, Northern Ireland, Mexico, New Zealand, the Philippines, Singapore, Scotland and Spain. One component of our growth strategy is continued international expansion. There can be no assurance that we will be able to (i) increase our market share in the international markets in which we currently conduct business or (ii) successfully market, sell and deliver our services in additional international markets. In addition, there are certain risks inherent in conducting international business, including exposure to currency fluctuations, longer payment cycles, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws, including foreign labor laws, unexpected changes in regulatory requirements, difficulties in managing capacity utilization and in staffing and managing foreign operations, political instability and potentially adverse tax consequences. Any one or more of these factors could have a material adverse effect on our international operations and, consequently, on our business, results of operations or financial condition.

        Risks Associated with Cost and Price Increases.    A few of our larger contracts allow us to increase our service fees if and to the extent certain cost or price indices increase. However, most of our contracts do not contain such provisions and some contracts require us to decrease our service fees if, among other things, we do not achieve certain performance objectives. The majority of our expenses are payroll or payroll related. Included in payroll related costs are healthcare costs. Over the past several years, healthcare costs have increased at a rate much greater than that of general cost or price indices. Increases in our service fees that are based upon increases in cost or price indices may not fully compensate us for increases in labor and other costs incurred in providing services.

        Difficulties of Managing Capacity Utilization.    Our profitability is influenced significantly by our customer management center capacity utilization. We attempt to maximize utilization; however, because the majority of our business is inbound, we have significantly higher utilization during peak (weekday) periods than during off-peak (night and weekend) periods. We have experienced periods of idle capacity, particularly in our multi-client customer management centers. In addition, we have experienced, and in the future may experience, at least in the short-term, idle peak period capacity when we open a new customer management center or terminate or complete a large client program. From time to time we assess the expected long-term capacity utilization of our centers. Accordingly, we may, if deemed necessary, consolidate or close under-performing centers in order to maintain or improve targeted utilization and margins. There can be no assurance that we will be able to achieve or maintain optimal customer management center capacity utilization. During 2002, we determined to close certain customer management centers in Spain and Canada due to poor operating performance and low capacity utilization.

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

        Difficulties of Future Growth.    Continued future growth will depend on a number of factors, including the general macroeconomic conditions of the global economy and our ability to (i) initiate, develop and maintain new client relationships and expand our existing client programs; (ii) recruit, motivate and retain qualified management and front-line personnel; (iii) rapidly identify, acquire or lease suitable customer management center facilities on acceptable terms, and complete the buildout of such facilities in a timely and economic fashion; and (iv) maintain the high quality of the solutions we provide to our clients. There can be no assurance we will be able to effectively manage our expanding operations or maintain our profitability. If we are unable to effectively manage our growth, our business, results of operations or financial condition could be materially adversely affected.

        Risks Associated with Rapidly Changing Technology.    Our business is highly dependent on our computer and telecommunications equipment and software capabilities. Our failure to maintain the superiority of our technological capabilities or to respond effectively to technological changes could have a material adverse effect on our business, results of operations or financial condition. Our continued growth and future profitability will be highly dependent on a number of factors, including our ability to (i) expand our existing solutions offerings; (ii) achieve cost efficiencies in our existing customer management center operations; and (iii) introduce new solutions that leverage and respond to changing technological developments. There can be no assurance that technologies or services developed by our competitors will not render our products or services non-competitive or obsolete, that we can successfully develop and market any new services or products, that any such new services or products will be commercially successful or that the integration of automated customer support capabilities will achieve intended cost reductions.

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

        Dependence on Labor Force.    Our success is largely dependent on our ability to recruit, hire, train and retain qualified employees. Our industry is very labor-intensive and has experienced high personnel turnover. A significant increase in the employee turnover rate could increase recruiting and training costs and decrease operating effectiveness and productivity. Also, if we obtain several significant new clients or implement several new, large-scale programs, we may need to recruit, hire and train qualified personnel at an accelerated rate. We may not be able to continue to hire, train and retain sufficient qualified personnel to adequately staff new customer management programs. Because a significant portion of our operating costs relate to labor costs, an increase in wages, costs of employee benefits or employment taxes could have a material adverse effect on our business, results of operations or financial condition. In addition, certain of our customer management centers are located in geographic areas with relatively low unemployment rates, which could make it more difficult and costly to hire qualified personnel.

        Difficulties of Completing and Integrating Acquisitions and Joint Ventures.    In the past, we have pursued, and in the future we may continue to pursue, strategic acquisitions of companies with services, technologies, industry specializations or geographic coverage that extend or complement our existing business. There can be no assurance that we will be successful in integrating such companies into our existing businesses, or that any completed acquisition will enhance our business, results of operations or financial condition. We have faced, and in the future may continue to face, increased competition for acquisition opportunities, which may inhibit our ability to consummate suitable acquisitions on favorable terms. We may require additional debt or equity financing for future acquisitions, and such financing may not be available on terms favorable to us, if at all. As part of our growth strategy, we also may pursue strategic alliances in the form of joint ventures and partnerships. Joint ventures and partnerships involve many of the same risks as acquisitions, as well as additional risks associated with possible lack of control.

        Risk of Business Interruption.    Our operations are dependent upon our ability to protect our customer management centers, computer and telecommunications equipment and software systems against damage from fire, power loss, telecommunications interruption or failure, natural disaster and other similar events. In the event we experience a temporary or permanent interruption at one or more of our customer management centers, through casualty, operating malfunction or otherwise, our business could be materially adversely affected and we may be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts with us. We maintain property and business interruption insurance; however, such insurance may not adequately compensate us for any losses we may incur.

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

        Foreign Currency Exchange Risk.    With an expanding global reach, we are increasingly exposed to the market risk associated with foreign currency exchange fluctuations. Although we have entered into forward financial instruments to manage and reduce the impact of changes in certain foreign currency rates, there can be no assurance that such instruments will protect us from foreign currency fluctuations or that we have or will have instruments in place with respect to the most volatile currencies.

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

Item 2. Properties.

        Our corporate headquarters are located in Englewood, Colorado, in approximately 272,000 square feet of leased office space. In February 2003, we purchased our corporate headquarters building for $38.2 million. As of December 31, 2002, we leased or managed customer management centers totaling approximately 23,000 production work stations in Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Kansas, Michigan, New York, Pennsylvania, South Carolina, Virginia, Washington, West Virginia, Argentina, Australia, Brazil, Canada, China, Northern Ireland, Mexico, New Zealand, the Philippines, Scotland, Singapore and Spain.

        The leases for our U.S. customer management centers have terms ranging from three to 20 years and generally contain renewal options. We believe that our existing customer management centers are suitable and adequate for our current operations. We target capacity utilization in our fully outsourced centers at 85% of our available workstations during peak (weekday) periods. Our plans for 2003 include plans for several new, or expansions of, non-U.S. centers.

        Due to the inbound nature of our business, we experience significantly higher capacity utilization during peak periods than during off-peak (night and weekend) periods. We may be required to open or expand customer management centers to create the additional peak period capacity necessary to accommodate new or expanded customer management programs. The opening or expansion of a customer management center may result, at least in the short term, in idle capacity during peak periods until any new or expanded program is implemented fully.

Item 3. Legal Proceedings.

        From time to time, the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of the Company's stockholders during the fourth quarter of its fiscal year ended December 31, 2002.

Executive Officers of TeleTech Holdings, Inc.

        In accordance with General Instruction G(3) of this Form 10-K, the following information is included as an additional item in Part I:

Name	Position	Age	Date Position Assumed
Kenneth D. Tuchman(1)	Chairman and Chief Executive Officer	43	2001
James E. Barlett(2)	Vice Chairman	59	2001
R. Sean Erickson(3)	Executive Vice President, Customer Solutions	41	2002
Michael E. Foss(4)	Executive Vice President, Business Development	45	1999
James B. Kaufman(5)	Executive Vice President, Sales, Solutions and Marketing	41	2002
Margot M. O'De11(6)	Chief Financial Officer and Executive Vice President of International Operations	38	2000
Sharon O'Leary(7)	Senior Vice President, General Counsel and Secretary	44	2002
John Simon(8)	Senior Vice President, Human Resources	38	2001
Jeffrey S. Sperber(9)	Vice President—Controller	38	2001

(1)
Mr. Tuchman founded TeleTech's predecessor company in 1982 and has served as the Chairman of the Board of Directors since TeleTech's formation in 1994. Mr. Tuchman served as the Company's President and Chief Executive Officer from the Company's inception until October 1999. In March 2001, Mr. Tuchman resumed the position of Chief Executive Officer. Mr. Tuchman has also held various board and officer positions with a number of TeleTech's affiliates, and Mr. Tuchman serves on the board of Ocean Journey and the Boy Scouts of America. Mr. Tuchman is also a member of the State of Colorado Governor's Commission on Science and Technology and the Center for Learning and Leadership.

(2)
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

(3)
Mr. Erickson was named Executive Vice President, Customer Solutions in September 2002. Since 1997, he had served as TeleTech's President and General Manager, North American Operations and Technology. Before joining TeleTech in 1997, Mr. Erickson served in a variety of customer service and operations strategy positions at TeleCommunications, Inc. ("TCI") including Chief Operating Officer of a call center joint venture between TCI and Primestar Satellite, Inc. Before joining TCI in 1995, Mr. Erickson held numerous sales, marketing, and customer service positions at MCI Telecommunications, including Director of Customer Retention Marketing, Director of Operator Services, and Executive Director of Mass Markets Customer service with responsibility for 12 call centers and 5,000 employees, nationwide.

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

(5)
Mr. Kaufman was named Executive Vice President, Sales, Solutions and Marketing in September 2002. Since 1999, he had served as the Company's Executive Vice President, General Counsel and Secretary. Before joining TeleTech in 1999, Mr. Kaufman served as Vice President—Law at Orion Network Systems (renamed Loral Cyberstar following its acquisition by Loral Space & Communications in March 1998), a publicly traded international satellite-based communications company. Before joining Orion in 1994, Mr. Kaufman was engaged in private law practice, most recently with Proskauer Rose, a national law firm.

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

(7)
Ms. O'Leary joined TeleTech in 2002 from LoneTree Capital, a venture capital firm, where she was Senior Vice President and General Counsel. Prior to LoneTree Capital, Ms. O'Leary was Vice President-Law with MediaOne Group where she managed the general corporate, litigation, risk management, human resources and public relations advice areas of the law department. Ms. O'Leary also managed the board of directors as assistant secretary. Prior to joining MediaOne Group, Ms. O'Leary worked for U S WEST in a variety of legal areas including mergers and acquisitions, commercial transactions, international joint ventures, new product development, and regulatory issues. In addition to her work at U S WEST, Ms. O'Leary was a partner with the law firm of Browning, Kaleczyc, Berry & Hoven, P.C. Ms. O'Leary earned her undergraduate degree with honors from Dominican College in 1981, and her juris doctorate with honors from New York Law School in 1985.

(8)
Mr. Simon has served as TeleTech's Senior Vice President, Human Resources since July 2001. Prior to his current role, Mr. Simon was the Company's associate general counsel, handling labor and employment, as well as insurance and regulatory issues. Mr. Simon joined TeleTech in 1999 as senior counsel. Before joining TeleTech, Mr. Simon was a partner at the New York law firm Hallenbeck, Lascell, Norris and Heller. Mr. Simon's private law practice focused on litigating employment and commercial matters, as well as business counseling for corporate clients. Mr. Simon holds an undergraduate degree from Colorado College and a law degree from Georgetown University.

(9)
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

        There are no family relationships between any director, executive officer, or person nominated or chosen by the registrant to become a director or executive officer.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        The Company's common stock is traded on the Nasdaq National Stock Market under the symbol "TTEC." The following table sets forth the range of the high and low sales prices per share of the common stock for the fiscal quarters indicated as reported on the Nasdaq Stock Market:

	High	Low
First Quarter 2002	$15.69	$10.92
Second Quarter 2002	$14.18	$9.25
Third Quarter 2002	$9.22	$5.35
Fourth Quarter 2002	$9.01	$5.96
First Quarter 2001	$21.31	$7.25
Second Quarter 2001	$9.85	$6.25
Third Quarter 2001	$9.00	$5.39
Fourth Quarter 2001	$14.75	$6.92

        As of March 24, 2003, there were 74,153,122 shares of common stock outstanding, held by approximately 141 stockholders of record.

        TeleTech did not declare or pay any dividends on its common stock in 2002 or 2001 and it does not expect to do so in the foreseeable future. Management anticipates that all cash flow generated from operations in the foreseeable future will be retained and used to develop and expand TeleTech's business. However, in 2001, the Board of Directors authorized the repurchase of up to $25 million of the Company's common stock which the Company completed during 2002. In December 2002, the Board of Directors authorized the continuation of TeleTech's repurchase program authorizing the repurchase of up to an additional $25 million of the Company's common stock. Any future payment of dividends will depend upon TeleTech's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

Item 6. Selected Financial Data.

        The following selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and the related notes appearing elsewhere in this report. The financial information for years prior to 2000 have been restated to reflect the August 2000 business combination with Contact Center Holdings, S.L. and the December 2000 business combination with Newgen Results Corporation. The financial information for 1998 has been restated to reflect the June 1998 business combinations with Electronic Direct Marketing Ltd. and Digital Creators, Inc. All of the mentioned business combinations were accounted for using the pooling-of-interests method of accounting.

	Year Ended December 31,
	2002		2001		2000		1999		1998
	(in thousands, except per share and operating data)
Statement of Operations Data:
Revenues	$1,017,436		$916,144		$885,349		$604,264		$424,877
Costs of services	712,585		587,423		557,681		403,648		282,689
SG&A and other operating expenses	241,231	(7)	237,253	(5)	206,750	(4)	117,758		90,952
Depreciation and amortization	57,725		60,308		48,001		32,661		20,856

Income from operations	5,895		31,160		72,917		50,197		30,380
Other income (expense)	(10,263	)(8)	(31,401	)(6)	49,386	(3)	7,561	(2)	68	(1)
Provision for income taxes	1,606		174		46,938		20,978		13,344
Minority interest	760		(1,510)		(1,559)		—		—

Income (loss) before cumulative effect of change in accounting principle	(5,214)		(1,925)		73,806		36,780		17,104
Cumulative effect of change in accounting principle	(11,541	)(9)	—		—		—		—

Net income (loss)	$(16,755)		$(1,925)		$73,806		$36,780		$17,104

Net income (loss) per share—
Basic	$(0.22)		$(0.03)		$1.00		$0.51		$0.24
Diluted	$(0.22)		$(0.03)		$0.93		$0.49		$0.24
Average shares outstanding—
Basic	76,383		75,804		74,171		70,557		66,228
Diluted	76,383		75,804		79,108		74,462		71,781
Operating Data:
Number of production workstations	23,263		19,893		20,600		13,800		10,100
Number of customer management centers	55		48		50		33		26
Balance Sheet Data:
Working capital	$190,897		$185,205		$173,123		$111,850		$68,137
Total assets	540,588		573,939		580,899		362,579		251,729
Long-term debt, net of current portion	76,584		83,997		74,906		27,404		7,660
Redeemable convertible preferred stock	—		—		—		—		16,050
Total stockholders' equity	306,159		347,950		363,365		253,145		157,931

(1)
Includes $1.3 million of business combination expenses relating to two pooling-of-interest transactions.

(2)
Includes a $6.7 million gain from a contract settlement payment made by a former client.

(3)
Includes the following items: a $57.0 million gain on the sale of securities, $10.5 million of business combination expenses relating to two pooling-of-interest transactions, and a $4.0 million gain on the sale of a subsidiary.

(4)
Includes the following items: an $8.1 million loss on the closure of a subsidiary and three customer management centers and a $9.0 million loss on the termination of a lease on the Company's Planned Headquarters Building.

(5)
Includes the following items: $18.5 million of restructuring charges related to the termination of approximately 500 employees, a $7.7 million loss on the closure of a customer management center and a $7.0 million loss on the sale of the Company's Planned Headquarters Building.

(6)
Includes a loss of $16.5 million for an other than temporary decline in the value of the investment in enhansiv and a $0.7 million charge for a workforce reduction at enhansiv.

(7)
Includes the following items: $32.8 million non-cash impairment loss related to fixed assets in the U.S., Spain and Argentina, $6.3 million of restructuring charges related to the termination of approximately 400 employees, a $1.2 loss on the closure of several customer management centers and a $1.9 loss on the impairment of a property lease.

(8)
Includes a $2.3 million loss related to acquiring the remaining common stock of enhansiv holdings, inc.

(9)
Reflects the impairment of goodwill upon adoption of SFAS No. 142.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Special Note:    Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "Forward Looking Information May Prove Inaccurate" on page 6 for additional factors relating to such statements.

Overview

        The Company classifies its business activities into four fundamental segments: North American outsourcing, international outsourcing, database marketing and consulting, and corporate activities. These segments are consistent with the Company's management of the business and generally reflect its internal financial reporting structure and operating focus. North American outsourcing consists of customer management services provided in the U.S. and Canada while international outsourcing consists of all other countries. Database marketing and consulting provides outsourced database management, direct marketing and related customer retention services for automobile dealerships and manufacturers. Included in corporate activities are the elimination of intercompany transactions, general corporate expenses and operational management expenses not attributable to any other segment. Segment accounting policies are the same as those used in the consolidated financial statements. There are no significant transactions between the reported segments for the periods presented.

        TeleTech generates its revenues primarily by providing customer management solutions. The Company's fully outsourced customer management centers serve either multiple clients (multi-client centers) or one dedicated client (dedicated centers). The Company bills for its services based primarily on the amount of time TeleTech representatives devote to a client's program, and revenues are recognized as services are provided. The Company also derives revenues from consulting services, including the sale of customer management center and customer management technology, automated customer support, database management, systems integration and Web-based applications. These consulting and technology revenues historically have not been a significant component of the

Company's revenues. The Company seeks to enter into multi-year contracts with its clients that cannot be terminated for convenience except upon the payment of a termination fee. The majority of the Company's revenues are, and the Company anticipates that the majority of its future revenues will continue to be, from multi-year contracts. However, the Company does provide some programs on a short-term basis and the Company's operations outside of North America are characterized by shorter-term contracts. The Company's ability to enter into new multi-year contracts, particularly large complex opportunities, may be dependent upon the macroeconomic environment in general and the specific industry environments in which its customers are operating. A weakening of the U.S. and/or global economy could cause longer sales cycles or delays in closing new business opportunities. As a result of a weakening global economy, the Company has continued to encounter delays in both the ramp up of certain existing client programs as well as the closing of sales opportunities for large customer care programs during both 2002 and 2001.

        TeleTech's profitability is significantly influenced by its customer management center capacity utilization. The Company seeks to optimize new and existing capacity utilization during both peak (weekday) and off-peak (night and weekend) periods to achieve maximum fixed cost absorption. Historically, the majority of the Company's revenues have been generated during peak periods. TeleTech may be adversely impacted by idle capacity in its fully outsourced centers if prior to the opening or expansion of a customer management center, the Company has not contracted for the provision of services or if a client program does not reach its intended level of operations on a timely basis. In addition, the Company can also be adversely impacted by idle capacity in its facilities management contracts. In a facilities management contract, the Company does not incur the costs of the facilities and equipment; however, the costs of the management team supporting the customer management center are semi-fixed in nature, and absorption of these costs will be negatively impacted if the customer management center has idle capacity. The Company attempts to plan the development and opening of new customer management centers to minimize the financial impact resulting from idle capacity. In planning the opening of new centers or the expansion of existing centers, management considers numerous factors that affect its capacity utilization, including anticipated expirations, reductions, terminations or expansions of existing programs, and the size and timing of new client contracts that the Company expects to obtain. The Company continues to concentrate its marketing efforts toward obtaining larger, more complex, strategic customer management programs. As a result, the time required to negotiate and execute an agreement with the client can be significant. To enable the Company to respond rapidly to changing market demands, implement new programs and expand existing programs, TeleTech may be required to commit to additional capacity prior to the contracting of additional business, which may result in idle capacity. TeleTech targets capacity utilization in its fully outsourced centers at 85% of its available workstations during the weekday period. During 2002 and 2001, the Company carried approximately four customer management centers of global excess capacity above and beyond normal expected levels. From time to time the Company assesses the expected long-term capacity utilization of its centers. Accordingly, the Company may, if deemed necessary, consolidate, or close under-performing centers in order to maintain or improve targeted utilization and margins. During 2002, the Company's corporate and North American outsourcing segments recorded restructuring charges associated with the termination of approximately 400 administrative employees and the impairment of a property lease totaling approximately $7.3 million and $0.9 million, respectively. Additionally, the Company's international outsourcing segment recorded a loss on the closure of customer management centers in Spain and Canada of approximately $1.2 million. These charges are reflected on separate line items in the accompanying consolidated statements of operations.

        The Company records costs specifically associated with client programs as costs of services. These costs, which include direct labor wages and benefits, telecommunication charges and certain facility costs are primarily variable in nature. All other expenses of operations, including technology support, sales and marketing, human resource management and other administrative functions and customer management center operational expenses that are not allocable to specific programs, are recorded as selling, general and administrative ("SG&A") expenses. SG&A expenses tend to be either semi-variable or fixed in nature. The majority of the Company's operating expenses have consisted of labor costs. Representative wage rates, which comprise the majority of the Company's labor costs, have been and are expected to continue to be a key component of the Company's expenses. Some of the Company's contracts with its clients contain clauses allowing adjustment of billing rates in accordance with wage inflation.

        The cost characteristics of TeleTech's fully outsourced programs differ significantly from the cost characteristics of its facilities management programs. Under facilities management programs, customer management centers and the related equipment are owned by the client but are staffed and managed by TeleTech. Accordingly, facilities management programs have higher costs of services as a percentage of revenues and lower SG&A expenses as a percentage of revenues than fully outsourced programs. Additionally, the cost characteristics of the Company's dedicated centers differ from the cost characteristics of its multi-client centers. Dedicated centers have lower SG&A expenses than multi-client centers as they do not require as many resources for management and other administrative functions. Accordingly, multi-client centers have higher SG&A as a percentage of revenues than dedicated centers. As a result, the Company expects its overall gross margin will continue to fluctuate on a quarter-to-quarter basis with the mix of multi-client, dedicated and facility management program revenues. Management believes the Company's operating margin, which is income from operations expressed as a percentage of revenues, is a better measure of "profitability" on a period-to-period basis than gross margin. Operating margin is less subject to fluctuation from revenue mix.

Results of Operations

        The following table sets forth certain income statement data as a percentage of revenues:

	2002	2001	2000
Revenues	100.0%	100.0%	100.0%
Costs of services	70.0	64.1	63.0
SG&A expenses	19.6	22.3	21.4
Depreciation and amortization	5.7	6.6	5.4
Income from operations	0.6	3.4	8.2
Other income (expense)	(1.0)	(3.4)	5.6
Provision for income taxes	0.2	0.0	5.3
Net income (loss)	(1.6)	(0.2)	8.3

2002 Compared to 2001

        Revenues.    Revenues increased $101.3 million, or 11.1%, to $1,017.4 million in 2002 from $916.1 million in 2001. The revenue increase primarily resulted from a new client program in the North American outsourcing segment. On a segment basis, North American outsourcing revenues increased $97.1 million, or 15.9% between years driven primarily from a new client program which was partially offset by losses or reductions in existing client programs. International outsourcing revenues decreased $19.6 million, or 8.3% between years primarily due to reductions in Europe and Latin America, partially offset by an increase in Asia Pacific. European revenues were impacted by the Company terminating several unprofitable contracts in Spain while Latin America was impacted primarily by the currency devaluation in Argentina. Revenues from database marketing and consulting increased $24.8 million, or 34.9%, to $96.0 million in 2002 from $71.2 in 2001. The increase between years resulted from an increase in the service reminder business.

        Costs of Services.    Costs of services increased $125.2 million, or 21.3%, to $712.6 million in 2002 from $587.4 million in 2001. Costs of services increased to 70.0% of revenue in 2002 from 64.1% in 2001. Costs of services as a percentage of revenue have been adversely impacted by several factors. The first is the launch of the previously mentioned new North American outsourcing program. The terms of the contract contemplated work being transitioned from existing high cost locations to lower labor cost markets over time. Accordingly, the hourly rates paid by the client to the Company decline during the first two years of the contract period (eventually leveling off for the remainder of the contract) based on a transition plan. Due to higher call volumes than originally anticipated, the Company has not transitioned work to lower cost markets as quickly as the original plan contemplated. As a result, costs of services as a percentage of revenue have been negatively impacted. The Company expects the transition plan will be completed during 2003. The second factor adversely impacting costs of services has been European margins, primarily due to pricing pressure in Spain. As previously discussed, the Company did exit certain unprofitable contracts in Spain during the year, and Spain margins did improve subsequent to these actions. Finally, costs of services were adversely impacted by deterioration of margins at Percepta, primarily due to price concessions sought by Ford. Ford has advised the Company that such concessions were in line with the price concessions Ford received from its other vendors.

        Selling, General and Administrative.    Selling, general and administrative expenses decreased $5.0 million, or 2.5%, to $199.0 million in 2002 from $204.0 million in 2001. As a percentage of revenues, selling, general and administrative expenses decreased to 19.6% in 2002 from 22.3% in 2001. The decrease between years is the result of the restructuring actions taken by the Company during 2002 and 2001 along with the other cost containment measures.

        Depreciation and Amortization.    Depreciation and amortization decreased $2.6 million, or 4.3%, to $57.7 million in 2002 from $60.3 million in 2001. Depreciation and amortization decreased to 5.7% of revenue in 2002 from 6.6% in 2001. The decrease in depreciation and amortization resulted from the adoption of SFAS No. 142 which resulted in no goodwill amortization during 2002, and the adoption of EITF No. 01-09 which resulted in the amortization of contract acquisition costs being deducted from revenue (they were previously recorded as amortization expense). During 2001, these two items accounted for $5.7 million of amortization expense.

        Other Operating Charges.    During 2002, the Company recorded several other operating charges. First, the Company recorded a $32.8 million impairment loss during the fourth quarter to adjust the fixed asset balances of certain customer management centers in the North American and international outsourcing segments to their fair market values in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144. Additionally, the Company recorded restructuring charges associated with the termination of approximately 400 administrative employees and the impairment of a property lease totaling approximately $8.2 million during the second and fourth quarters. Finally, the Company recorded a loss of $1.2 million during the second quarter related to the closure of customer management centers in the North American and international outsourcing segments.

        Income from Operations.    As a result of the foregoing factors, income from operations decreased $25.3 million, or 81.1%, to $5.9 million in 2002 from $31.2 million in 2001. As a percentage of revenue, income from operations decreased to 0.6% in 2002 from 3.4% in 2001. The Company believes that excluding non-recurring or infrequently occurring charges is a better measure of underlying financial results as well as a better indicator of future financial performance. Excluding the other operating charges described above, which totaled $42.3 million during 2002, and the restructuring charges ($18.5 million), loss on closure of customer management centers ($7.7 million), and loss on real estate held for sale ($7.0 million) which totaled $33.2 million during 2001, income from operations decreased $16.2 million, or 25.2%, to $48.2 million in 2002 from $64.4 million in 2001. As a percentage of revenue, exclusive of the above mentioned items, income from operations decreased to 4.7% in 2002 from 7.0% in 2001.

        Other Income (Expense).    Other expense decreased $21.1 million to $10.3 million in 2002 from $31.4 million in 2001. Included in 2002 other expense is approximately $2.3 million related to purchasing the common stock of enhansiv holdings, inc. ("EHI") from the four remaining outside shareholders along with approximately $3.6 million of equity losses related to EHI for the period prior to when the Company began consolidating the results of EHI (prior to June 2002). Included in 2001 Other Expense is a non-recurring $16.5 million loss for the other than temporary decline in value of the Company's equity investment in EHI, as well as $7.7 million for the Company's share of losses from EHI. Additionally, net interest expense increased approximately $1.1 million in 2002 from 2001. The increase in net interest expense is primarily due to the Company's Senior Notes (which were outstanding for the entire year of 2002) bearing interest at a higher rate than the Company's previous line of credit agreement, which was the most significant debt balance in 2001.

        Income Taxes.    Taxes on income increased $1.4 million to $1.6 million in 2002 from $0.2 million in 2001 primarily due to the Company establishing a valuation allowance against certain deferred tax asset balances in its international outsourcing segment during 2002. This resulted in the Company recording tax expense despite reporting a book loss. During 2001, the Company also recorded tax expense while reporting a book loss due to the non-deductibility of equity losses from the investment in EHI for part of the year combined with the relatively small pre-tax loss amount. Excluding the establishment of valuation allowances in 2002 and the non-deductible EHI losses in 2001 described above, the Company's effective tax rate for 2002 was 39.2% compared with 40.0% for 2001.

        Cumulative Effect of Change in Accounting Principle.    Upon adoption of SFAS No. 142 in the first quarter of 2002, the Company recorded an impairment loss on the goodwill of its Latin American reporting unit of approximately $11.5 million. The impairment loss was due to the significant anticipated decline in the reporting unit's performance in 2002 and the impact of that decline on expected future cash flows.

        Net Income (Loss).    As a result of the foregoing factors, and including the minority interest in the Company's Percepta joint venture, the Company recorded a net loss of $16.8 million in 2002 compared to a net loss of $1.9 million in 2001. Diluted loss per share was $0.22 in 2002 compared to a loss of $0.03 per share in 2001. Excluding the effects of the other operating charges ($42.3 million), the loss on the purchase of the common stock of EHI ($2.3 million), the cumulative effect of change in accounting principle ($11.5 million), and the establishment of the deferred tax valuation allowance ($2.7 million) which totaled approximately $58.8 million during 2002, and the restructuring charges ($18.5 million), loss on closure of customer management centers ($7.7 million), loss on real estate held for sale ($7.0 million) and the other than temporary decline in value of the equity investment in EHI ($16.5 million) which totaled $49.7 million during 2002, all described above, diluted earnings per share was $0.33 per share in 2002 compared to $0.37 per share in 2001.

2001 Compared to 2000

        Revenues.    Revenues increased $30.8 million, or 3.5%, to $916.1 million in 2001 from $885.3 million in 2000. The revenue increase resulted from net growth in existing client relationships driven by increases in North American and international outsourcing programs. On a segment basis, international outsourcing revenues increased $29.7 million, or 14.3% between years driven primarily from growth in the Company's Mexican operations. North American outsourcing revenues increased $18.1 million, or 3.1% between years primarily due to growth in the Company's Canadian operations partially offset by contract expirations and other client reductions. Revenues from database marketing and consulting decreased $7.1 million, or 9.1%, to $71.2 million in 2001 from $78.3 million in 2000. The decrease between years resulted from a decrease in clients for the service reminder business and a decrease in consulting revenue. Revenues from corporate activities decreased by approximately $9.9 million due to the closure of the Company's Pamet River subsidiary in September 2000, the sale of the Company's enhansiv subsidiary to a group of investors in the fourth quarter of 2000 and the closure of its Digital Creators subsidiary in the first quarter of 2001.

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

        Selling, General and Administrative.    Selling, general and administrative expenses increased $14.3 million, or 7.6%, to $204.0 million in 2001 from $189.7 million in 2000. As a percentage of revenues, selling, general and administrative expenses increased to 22.3% in 2001 from 21.4% in 2000. The increase between years as a percentage of revenue was primarily the result of an increase in excess capacity in the Company's multi-client centers between years. During 2001, the Company took certain cost cutting measures including two reductions in force and the closing of one customer management center. In connection with these actions, the Company took charges of $18.5 million and $7.7 million, respectively. As a result, the Company saw selling, general and administrative expenses decrease sequentially the last three quarters of 2001 as a percentage of revenue with the fourth quarter at 21.4% of revenue.

        Depreciation and Amortization.    Depreciation and amortization increased $12.3 million, or 25.6%, to $60.3 million in 2001 from $48.0 million in 2000. Depreciation and amortization increased to 6.6% of revenue in 2001 from 5.4% in 2000. The increase in depreciation and amortization resulted from increases in property and equipment and intangible asset balances between years.

        Income from Operations.    As a result of the foregoing factors, income from operations decreased $41.8 million, or 57.2%, to $31.2 million in 2001 from $72.9 million in 2000. As a percentage of revenue, operating income decreased to 3.4% in 2001 from 8.2% in 2000. Excluding the effect of restructuring charges ($18.5 million in 2001), the loss on closure of subsidiary or customer management centers ($7.7 million in 2001 and $8.1 million in 2000), and the loss on real estate held for sale ($7.0 million in 2001 and $9.0 million in 2000) which totaled $33.2 million and $17.1 million during 2001 and 2000, respectively operating income decreased $25.6 million, or 28.4%, to $64.4 million in 2001 from $90.0 million in 2000. As a percentage of revenue, exclusive of the above mentioned items, operating income decreased to 7.0% in 2001 from 10.2% in 2000.

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

        Income Taxes.    Taxes on income decreased $46.7 million to $0.2 million in 2001 from $46.9 million in 2000 primarily due to a decrease in taxable income of $122.5 million between years as a result of the factors described above. The Company's effective tax rate was 72.2% in 2001 compared to 38.4% in 2000. The 2001 effective tax rate was impacted by the non-deductibility of equity losses from the investment in enhansiv for part of the year combined with the relatively small pre-tax loss amount. Excluding the non-recurring items described above, the Company's effective tax rate for 2001 was 40.0% compared with 39.3% for 2000. The increase in effective tax rate between years was primarily due to the non-deductible equity losses mentioned above.

        Net Income (Loss).    As a result of the foregoing factors, and the minority interest in the Company's Percepta joint venture, the Company recorded a net loss of $1.9 million in 2001 compared to net income of $73.8 million in 2000. Diluted loss per share was $0.03 in 2001 compared to earnings of $0.93 per share in 2000. Excluding the effects of the restructuring charges ($18.5 million in 2001), the loss on closure of subsidiary or customer management centers ($7.7 million in 2001 and $8.1 million in 2000), the loss on real estate held for sale ($7.0 million in 2001 and $9.0 million in 2000), the other than temporary decline in value of the equity investment in EHI ($16.5 million in 2001), the gain on sale of securities ($57.0 million in 2000), the gain on sale of a subsidiary ($4.0 million in 2000) and the business combination expenses ($10.5 million in 2000) which totaled $49.7 of net expense during 2001 and $33.4 of net gain during 2000, all described above, diluted earnings per share was $0.37 per share in 2001 compared to $0.66 per share in 2000.

Liquidity and Capital Resources

        Cash provided by operating activities was $113.7 million in 2002 compared to $103.6 million in 2001. Cash provided by operating activities in 2002 consists of a net loss of $16.8 million before adjustments for the cumulative effect of change in accounting principle, impairment loss, depreciation and amortization, bad debt, working capital, and other charges primarily related to restructurings. The effect of the change in working capital accounts on the consolidated statements of cash flows between years of approximately $17.2 million is primarily the result of improved accounts receivable collections. Accounts receivable decreased as a result of more aggressive collection procedures. The Company's days sales outstanding decreased from 65 days at December 31, 2001 to 49 days at December 31, 2002.

        The Company used $33.6 million in investing activities during 2002. In 2002, the Company's capital expenditures were $37.9 million, a decrease of $14.1 million from 2001. Other uses of cash for investing activities in 2002 were primarily related to capitalized software activities incurred in the database marketing and consulting segment. In 2002, investing activities that provided cash flow were the sale of available-for-sale securities and the liquidation of short-term investments.

        Historically, capital expenditures have been, and future capital expenditures are anticipated to be, primarily for the development of customer management centers, technology deployment and systems integrations. The Company currently expects total capital expenditures in 2003 to be approximately $40 million to $50 million. The Company expects its capital expenditures will be used primarily to open or expand several non-U.S. customer management centers, maintenance capital for existing centers and internal technology projects. Such expenditures will be financed with internally generated funds and existing cash balances. The level of capital expenditures incurred in 2003 will primarily be dependent upon new client contracts obtained by the Company and the corresponding need for additional capacity. In addition, if the Company's future growth is generated through facilities management contracts, the anticipated level of capital expenditures could be reduced.

        Cash used in financing activities in 2002 was $28.8 million. This primarily resulted from the stock repurchase program authorized by the Board of Directors for the purchase of up to $25 million of the Company's common stock, which the Company completed during 2002. In December 2002, the Company's Board of Directors authorized the continuation of the same repurchase program authorizing the purchase of up to an additional $25 million of the Company's common stock. Additional uses of cash were for payments under long-term debt and capital lease agreements. Proceeds from financing activities were generated by the exercise of stock options and employee stock purchases. In 2001, cash provided by financing activities of $7.6 million resulted primarily from net debt borrowings.

        The Company has a revolving credit agreement (the "Revolver") with a syndicate of five banks. Under terms of the Revolver, the Company may borrow up to $85 million with the ability to increase the borrowing limit by an additional $50 million within three years from the closing date of the Revolver (October 2002). The Revolver matures on December 28, 2006 at which time a balloon payment for the principal amount is due, however there is no penalty for early prepayment. The Revolver bears interest at a variable rate based on LIBOR. The interest rate will also vary based on

Company leverage ratios. At December 31, 2002 the interest rate was 2.6% per annum. The Revolver is unsecured but is guaranteed by all of the Company's domestic subsidiaries. At December 31, 2002 there were no borrowings under the Revolver. Subsequent to December 31, 2002, the Company borrowed $38.2 million under the Revolver to acquire the Company's corporate headquarters building. A significant restrictive covenant under the Revolver requires the Company to maintain a minimum fixed charge coverage ratio as defined in the agreement.

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

        In December 2000, the Company and State Street Bank and Trust Company ("State Street") consummated a lease transaction for the Company's new corporate headquarters, whereby State Street acquired the property at 9197 South Peoria Street, Englewood, Colorado (the "Property"). Simultaneously, State Street leased the Property to TeleTech Services Corporation ("TSC"), a wholly owned subsidiary of the Company. As part of the transaction, State Street formed a special purpose entity to purchase the Property and hold the associated equity and debt from a group of banks. The debt held by this entity was approximately $37.0 million at December 31, 2002. The Company's lease on the Property had a four-year term and expired in December 2004. As mentioned above, subsequent to year end, the Property lease was terminated when the Company purchased the Property from State Street for $38.2 million using proceeds from the Revolver.

        Management believes the cash on hand, anticipated cash flows from operations and availability under the Revolver are sufficient to fund planned operations for the foreseeable future.

        At December 31, 2002, the Company had the following contractual obligations (amounts in thousands):

Contractual Obligations	Less than 1 year	2-3 years	4-5 years	Over 5 years	Total
Long-term debt and Senior Notes(1)	$1,376	$26,987	$28,372	$20,701	$77,436
Capital lease obligations(1)	3,161	963	—	—	4,124
Operating lease commitments(2)	39,291	52,750	31,295	92,968	216,304
Residual value guarantee on headquarters(2)(3)	—	31,500	—	—	31,500

Total	$43,828	$112,200	$59,667	$113,669	$329,364

(1)
Reflected on accompanying consolidated balance sheets.

(2)
Not reflected on accompanying consolidated balance sheets.

(3)
Subsequent to year end, the Company repaid the synthetic lease and purchased its headquarters building.

        In the first quarter of 2002, the Company violated a financial debt covenant in its synthetic lease agreement and Revolver that required it to maintain at least one dollar of net income each quarter. The violation resulted from the goodwill impairment upon adoption of SFAS No. 142. Waivers were obtained from both the synthetic lease and Revolver lenders, and the new Revolver agreement completed in October 2002 eliminated the one dollar quarterly net income covenant.

        In the fourth quarter of 2002, the Company violated two financial debt covenants in its synthetic lease agreement that required it to maintain at least one dollar of net income each quarter and a certain fixed charge coverage ratio. The violations resulted from the impairment loss the Company recorded during the quarter. In February 2003, the Company prepaid, without penalty, the $38.2 million synthetic lease agreement and cured the default. Also in the fourth quarter, the Company failed to meet the fixed charge coverage ratio covenant in its Revolver agreement and the fixed charge coverage and leverage ratio covenants in its Senior Notes agreement and has obtained waivers from both lenders. There is no assurance that the Company will not violate financial covenants in the future and, in the event of a default, no assurance that the Company will be successful in obtaining waivers.

Client Concentrations

        The Company's five largest clients accounted for 52.2%, 45.0% and 42.4% of its revenues for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, these five clients accounted for an even greater proportional share of the Company's consolidated earnings. The profitability of these clients varies greatly based upon the specific contract terms with any particular client, and the relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis. The risk of this concentration is mitigated, in part, by the long-term contracts the Company has with its largest clients. The contracts with these clients expire between 2003 and 2010. Additionally, a particular client can have multiple contracts with different expiration dates. Although the Company has historically renewed its contracts with its largest customers, there is no assurance that future contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts. As with any contract driven business, the Company does experience contracts not being renewed in the normal course of its operations. In these circumstances, the Company pursues several alternatives to mitigate the impact including replacing the business with new contracts, improving operating margins through greater efficiencies and achieving other cost reductions.

        As previously discussed, the USPS did not renew their relationship with the Company. Services provided to the USPS will ramp down during the first half of 2003. Revenues from the USPS totaled $55.7 million, $58.8 million and $62.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. The loss of the USPS is not expected to have a material adverse effect on the Company's operations or financial position.

        Under the terms of the original contract with Verizon relating to its CLEC business, there were certain minimum monthly volume commitments at pre-determined hourly billing rates ("Minimum Commitments"). As previously announced, when the CLEC work was redirected to other Verizon business units during 2001, Verizon continued to honor the contractual terms of its Minimum Commitments. While the terms negotiated by these business units were generally at lower hourly billing rates than the Minimum Commitments, Verizon has continued to meet its financial obligations associated with Minimum Commitments. In some instances, volume associated with new work is also offset against the Minimum Commitments. In addition, certain Minimum Commitments were bought out with cash, and these settlement payments have been amortized over the life of such Minimum Commitments. With the renewal of the Verizon Wireless contract in December 2002, and assuming business volume continues at its current rate, our expectation is that the Minimum Commitments will be satisfied and, accordingly, expire between 2003 and 2005. The amount of Minimum Commitments satisfied by Verizon in excess of the payments attributed to the new work, together with amortized settlement payments, was $33 million in 2002. It is expected that this amount will decline to approximately $30 million in 2003, $8 million in 2004, and will further decrease thereafter. The loss of the Minimum Commitments is not expected to have a material adverse effect on the Company's 2003 operating results or financial position. The anticipated decline could have an adverse affect on the Company's operating results in 2004 unless the profits earned from the Minimum Commitments are replaced with other business of comparable profitability, margins are improved through greater operating efficiencies, and other cost reductions are achieved, all of which are being pursued by management.

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

        Derivatives.    Mitigating economic risk associated with changes in foreign currencies is important to the Company. The ability to qualify for hedge accounting allows the Company to match the gains and losses from changes in the fair market value of the derivative securities used for hedging activities with the operating results being hedged. While the Company expects that its derivative instruments will continue to meet the conditions for hedge accounting, if hedges did not qualify as highly effective or if the Company did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. The Company does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities, as the counterparties are established, well-capitalized financial institutions.

        Foreign Currency Translation.    A substantial amount of the Company's operations are conducted outside of the United States. The assets and liabilities of the Company's foreign subsidiaries, whose functional currency is other than the U.S. dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income, but is accumulated as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in determining net income. Intercompany loans are generally treated as permanently invested and settlement is not planned or anticipated in the foreseeable future.

        Contract Acquisition Costs.    Amounts paid to or on behalf of clients to obtain long-term contracts are capitalized (if incurred within 12 months of commencement of operations) and amortized on a straight-line basis over the term of the contract as a reduction to revenue commencing with the date of the first revenues from the contract. In certain circumstances, costs may be estimated at the inception of operations and subsequently revised based on actual costs incurred. The Company's accounting policy is to limit the amount of capitalized costs for a given contract to the lesser of the estimated ongoing future cash flows from the contract or the termination fees the Company would receive in the event of early termination of the contract by the customer. The Company's entitlement to termination fees may, however, be subject to challenge if a customer were to allege that the Company was in breach of contract.

        Restructuring and Impairment Charges.    The Company periodically assesses the profitability and utilization of its customer management centers along with the overall profitability of the Company. As a result, the Company has historically chosen to close under-performing centers and make reductions in force to enhance future profitability. Under the previous accounting guidance, the Company recorded the anticipated charges at the time a plan was approved by management or the Board of Directors. In

June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of upon commitment to a plan. SFAS No. 146 is effective January 1, 2003. Additionally, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," contains a broadened definition of a discontinued operation. It is possible that future exit or disposal activities of the Company could be classified as a discontinued operation which would require restatement of historical financial statements. The Company adopted SFAS No. 144 effective January 1, 2002. The recoverability of goodwill and long-lived assets is dependent upon the Company's ability to generate sufficient future cash flow.

Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe adoption will have a material effect on the Company's financial position.

        In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which eliminated inconsistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. Management does not believe adoption will have a material effect on the Company's financial position.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of recognized at the date of an entity's commitment to an exit plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe adoption will have a material effect on the Company's financial position.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also required that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The Company has implemented all required disclosures of SFAS 148 in this Form 10-K filing. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition requirements of SFAS No. 148 are effective for the Company's fiscal year 2003. The Company does not plan to transition to a fair value method of accounting for stock-based employee compensation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in U.S. interest rates, foreign currency exchange rates as measured against the U.S. dollar and changes in the market value of its investment portfolio. These exposures are directly related to its normal operating and funding activities. As of December 31, 2002, the Company has entered into forward financial instruments to manage and reduce the impact of changes in certain foreign currency rates with several financial institutions. The

Company has also entered into an interest rate swap agreement to manage its cash flow risk on the lease for the Property as the lease payments are based on variable monthly interest.

Interest Rate Risk

        The interest on the Revolver is variable based on LIBOR and, therefore, affected by changes in market interest rates. At December 31, 2002, there were no amounts outstanding on the Revolver.

Foreign Currency Risk

        The Company has operations in 12 foreign countries. Revenues and expenses from these operations are typically denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in the exchange rate may positively or negatively affect the Company's revenues and net income attributed to these subsidiaries. For the years ended December 31, 2002, 2001 and 2000, revenues from non-U.S. countries represented 34.7%, 41.6% and 36.1% of consolidated revenues, respectively.

        The Company has contracted with several commercial banks to acquire a total of $120.4 million Canadian dollars through November 2004 at a fixed price in U.S. dollars of $76.2 million. There is no material difference between the fixed exchange ratio and the current exchange ratio of the U.S./Canadian dollar. If the U.S./Canadian dollar exchange rates were to change 10% from year-end levels, the Company would not incur a material loss on the contract.

Fair Value of Debt and Equity Securities

        The Company's did not have any material investments in debt or equity securities at December 31, 2002.

Item 8. Financial Statements and Supplementary Data.

        The financial statements required by this item are located beginning on page 34 of this report and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        On May 10, 2002, Arthur Andersen LLP ("Andersen") was dismissed as the Company's independent accountant effective upon completion of its review of the Company's financial statements for the quarter ended March 31, 2002, and Ernst & Young LLP ("E&Y") was appointed as the new independent accountant for the Company to replace Andersen for the year ending December 31, 2002. The decision to dismiss Andersen and to appoint E&Y was recommended by the Audit Committee of the Board of Directors and was approved by the Board of Directors on May 10, 2002. Information with respect to this matter is included in the Company's current report on Form 8-K filed May 16, 2002, which information is incorporated herein by reference.

        We have had no disagreements with our independent auditors regarding accounting or financial disclosure matters.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        For a discussion of our executive officers, you should refer to Part I, page 11, after Item 4 under the caption "Executive Officers of TeleTech Holdings, Inc."

        For a discussion of our Directors, you should refer to our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders under the caption "Election of Directors" and "Director Compensation," which we incorporate by reference into this Form 10-K.

Item 11. Executive Compensation.

        We hereby incorporate by reference the information to appear under the caption "Executive Officers—Executive Compensation" in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders, provided, however, that neither the Report of the Compensation Committee on Executive Compensation nor the performance graph set forth therein shall be incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        We hereby incorporate by reference the information to appear under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Party Transactions.

        We hereby incorporate by reference the information to appear under the caption "Certain Relationships and Related Party Transactions" in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders.

Item 14. Controls and Procedures.

        As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)
  The following documents are filed as part of this report:

(1)
Consolidated Financial Statements

        The Index to Financial Statements is set forth on page 30 of this report.

(2)
Financial Statement Schedules

        All schedules for TeleTech have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information is included in the respective financial statements or notes thereto.

(3)
Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of TeleTech (incorporated by reference to Exhibit 3.1 to TeleTech's Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)
3.2	Amended and Restated Bylaws of TeleTech (incorporated by reference to Exhibit 3.2 to TeleTech's Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)

10.1	+
TeleTech Holdings, Inc. Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to TeleTech's Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)
10.2	+
TeleTech Holdings, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to TeleTech's Form S-8 Registration Statement (Registration No. 333-69668) filed on September 19, 2001)
10.3	+
TeleTech Holdings, Inc. Amended and Restated 1999 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to TeleTech's Form S-8 Registration Statement (Registration No. 333-96617) filed on July 17, 2002)
10.4	+
Newgen Results Corporation 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Newgen Results Corporation's Form S-1 Registration Statement (Registration No. 333-62703) filed on September 2, 1998)
10.5	+
Newgen Results Corporation 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Newgen Results Corporation's Form S-1 Registration Statement (Registration No. 333-62703) filed on September 2, 1998)
10.6
Form of Client Services Agreement, 1996 version (incorporated by reference to Exhibit 10.12 to TeleTech's Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-04097) filed on June 5, 1996)
10.7
Agreement for Customer Interaction Center Management Between United Parcel General Services Co. and TeleTech (incorporated by reference to Exhibit 10.13 to TeleTech's Amendment No. 4 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 30, 1996)
10.8
Client Services Agreement dated May 1, 1997, between TeleTech Customer Care Management (Telecommunications), Inc. and GTE Card Services Incorporated d/b/a GTE Solutions (incorporated by reference to Exhibit 10.12 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1997)
10.9
Operating Agreement for Ford Tel II, LLC effective February 24, 2000 by and among Ford Motor Company and TeleTech Holdings, Inc. (incorporated by reference to Exhibit 10.25 to TeleTech's Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2000)
10.10	*	Credit Agreement dated as of October 29, 2002 among TeleTech, Bank of America, N.A. and the other Lenders party thereto
10.11
Amended and Restated Lease and Deed of Trust Agreement dated June 22, 2000 (incorporated by reference to Exhibit 10.31 to TeleTech's Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 30, 2000)
10.12
Amended and Restated Participation Agreement dated June 22, 2000 (incorporated by reference to Exhibit 10.32 to TeleTech's Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 30, 2000)
10.13
Private Placement of Senior Notes pursuant to Note Purchase Agreement dated October 30, 2001 (incorporated by reference to Exhibit 10.73 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.14
Participation Agreement dated as of December 27, 2000 among TeleTech, Teletech Service Corporation ("TSC"), State Street Bank and Trust Company of Connecticut, N.A., (the "Trust"), First Security Bank, N.A., ("First Security") and the financial institutions named on Schedules I and II (the "Certificate Holders and Lenders") thereto (incorporated by reference to Exhibit 2.2 to TeleTech's Current Report on Form 8-K filed on January 16, 2001)
10.15
Lease and Deed of Trust dated as of December 27, 2000 among TSC, the Trust and the Public Trustee of Douglas County, Colorado (incorporated by reference to Exhibit 2.3 to TeleTech's Current Report on Form 8-K filed on January 16, 2001)
10.16
Participant Guarantee dated December 27, 2000 made by TeleTech in favor of First Security, the Certificate Holders and Lenders (incorporated by reference to Exhibit 2.4 to TeleTech's Current Report on Form 8-K filed on January 16, 2001)
10.17
Lessee Guarantee dated December 27, 2000 made by TeleTech in favor of the Trust, First Security, the Certificate Holders and Lenders (incorporated by reference to Exhibit 2.5 to TeleTech's Current Report on Form 8-K filed on January 16, 2001)
10.18		Contract dated December 26, 2000 between TCI Realty, LLC and TSC (incorporated by reference to Exhibit 2.6 to TeleTech's Current Report on Form 8-K filed on January 16, 2001)
10.19	+
Employment Agreement dated as of February 26, 1998 between Morton H. Meyerson and TeleTech (incorporated by reference to Exhibit 10.14 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1998)
10.20	+
Employment Agreement dated February 8, 2001 between Margot O'Dell and TeleTech (incorporated by reference to Exhibit 10.48 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10.21	+
Stock Option Agreement between TeleTech Holdings, Inc. and Margot O'Dell dated September 11, 2000 (incorporated by reference to Exhibit 10.34 to TeleTech's Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2000)
10.22	+
Stock Option Agreement dated February 8, 2001 between Margot O'Dell and TeleTech (incorporated by reference to Exhibit 10.49 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10.23	+
Stock Option Agreement dated March 21, 2001 between Margot O'Dell and TeleTech (incorporated by reference to Exhibit 10.50 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10.24	+
Employment Agreement dated May 15, 2001 between James Kaufman and TeleTech (incorporated by reference to Exhibit 10.64 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10.25	+
Stock Option Agreement dated August 16, 2000 between James Kaufman and TeleTech (incorporated by reference to Exhibit 10.53 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10.26	+
Employment Agreement dated October 1, 2001 between Michael Foss and TeleTech (incorporated by reference to Exhibit 10.67 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.27	+
Non-Qualified Stock Option Agreement dated October 27, 1999 between Michael E. Foss and TeleTech (incorporated by reference to Exhibit 10.26 to TeleTech's Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2000)
10.28	+
Stock Option Agreement dated December 6, 2000 between Michael Foss and TeleTech (incorporated by reference to Exhibit 10.51 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10.29	+
Employment Agreement dated May 21, 2001 between Sean Erickson and TeleTech (incorporated by reference to Exhibit 10.65 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10.30	+
Promissory Note dated November 28, 2000 by Sean Erickson for the benefit of TeleTech (incorporated by reference to Exhibit 10.62 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10.31	*+	Promissory Note dated March 28, 2001 by Sean Erickson for the benefit of TeleTech
10.32	+
Stock Option Agreement dated August 16, 2000 between Sean Erickson and TeleTech (incorporated by reference to Exhibit 10.52 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10.33	+
Employment Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.66 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10.34	+
Stock Option Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.70 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10.35	+
Restricted Stock Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.71 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10.36	+
Restricted Stock Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.72 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10.37	+
Employment Agreement dated October 15, 2001 between Ken Tuchman and TeleTech (incorporated by reference to Exhibit 10.68 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10.38	+
Stock Option Agreement dated October 1, 2001 between Ken Tuchman and TeleTech (incorporated by reference to Exhibit 10.69 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10.39	+
Letter Agreement dated January 11, 2001 between Chris Batson and TeleTech (incorporated by reference to Exhibit 10.54 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10.40	+
Stock Option Agreement dated January 29, 2001 between Chris Batson and TeleTech (incorporated by reference to Exhibit 10.55 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10.41	+
Letter Agreement dated January 26, 2001 between Jeffrey Sperber and TeleTech (incorporated by reference to Exhibit 10.56 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)

10.42	+
Stock Option Agreement dated March 5, 2001 between Jeffrey Sperber and TeleTech (incorporated by reference to Exhibit 10.57 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
16.1		Representation letter from Arthur Andersen LLP (incorporated by reference to Exhibit 16.1 to TeleTech's Current Report on Form 8-K filed on May 16, 2002)
21.1	<*>	List of subsidiaries
23.1	*	Consent of Ernst & Young LLP
23.2	*	Information Regarding Consent of Arthur Andersen LLP
99.1	*	Certifications of Chief Executive Officer and Chief Financial Officer

*
Filed herewith.

+
Management contract or compensatory plan or arrangement filed pursuant to Item 15(c) of this report.

[
]    Such exhibit previously filed with the Securities and Exchange Commission as exhibits to the filings indicated below, under the exhibit number indicated in brackets <*> <*>, and is incorporated by reference.

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

[21]
TeleTech's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

[22]
TeleTech's Registration Statement on Form S-8 filed September 19, 2001 (Registration Statement No. 333-69668).

[23]
TeleTech's Annual Report on Form 10-K for the year ended December 31, 2001.

[24]
TeleTech's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

[25]
TeleTech's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

[26]
TeleTech's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(b)
Reports on Form 8-K

  •
  TeleTech's Current Report on Form 8-K filed on January 17, 2002.

  •
  TeleTech's Current Report on Form 8-K filed on May 16, 2002.

  •
  TeleTech's Current Report on Form 8-K filed on December 24, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Denver, State of Colorado, on March 27, 2003.

TELETECH HOLDINGS, INC.
By:	/s/ KENNETH D. TUCHMAN Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 27, 2003, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ KENNETH D. TUCHMAN Kenneth D. Tuchman PRINCIPAL EXECUTIVE OFFICER	Chief Executive Officer and Chairman of the Board
/s/ MARGOT M. O'DELL Margot M. O'Dell PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER	Chief Financial Officer
/s/ JAMES E. BARLETT James E. Barlett DIRECTOR
/s/ ROD DAMMEYER Rod Dammeyer DIRECTOR
/s/ GEORGE HEILMEIER George Heilmeier DIRECTOR
/s/ RUTH C. LIPPER Ruth C. Lipper DIRECTOR
/s/ MORTON H. MEYERSON Morton H. Meyerson DIRECTOR

/s/ ALAN SILVERMAN Alan Silverman DIRECTOR
/s/ SHIRLEY YOUNG Shirley Young DIRECTOR

CERTIFICATIONS

I, Kenneth D. Tuchman, Chairman and Chief Executive Officer of TeleTech Holdings, Inc., certify that:

1.
I have reviewed this annual report on Form 10-K of TeleTech Holdings, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ KENNETH D. TUCHMAN Kenneth D. Tuchman Chairman and Chief Executive Officer

CERTIFICATIONS

I, Margot M. O'Dell, Chief Financial Officer and Executive Vice President of International Operations of TeleTech Holdings, Inc., certify that:

1.
I have reviewed this annual report on Form 10-K of TeleTech Holdings, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ MARGOT M. O'DELL Margot M. O'Dell Chief Financial Officer and Executive Vice President of International Operations

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF TELETECH HOLDINGS, INC.

Page
Report of Independent Auditor	39
Report of Independent Public Accountants	40
Consolidated Balance Sheets as of December 31, 2002 and 2001	41-42
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000	43
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000	44-45
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	46-47
Notes to Consolidated Financial Statements for the Years Ended December 31, 2002, 2001 and 2000	48

REPORT OF INDEPENDENT AUDITOR

To the Stockholders and the
Board of Directors of TeleTech Holdings, Inc.:

        We have audited the accompanying consolidated balance sheet of TeleTech Holdings, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended December 31, 2002. These consolidated financial statements are the responsibility of TeleTech Holdings, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of TeleTech Holdings, Inc. for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations and whose report dated February 8, 2002 expressed an unqualified opinion on those statements before the revision to include the transitional disclosures included in Note 1.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleTech Holdings, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets " and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        As discussed above, the consolidated financial statements of TeleTech Holdings, Inc. as of December 31, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 and 2000 included (a) agreeing the previously reported net income (loss) to the previously issued consolidated financial statements and the adjustments to reported net income (loss) representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss). In our opinion, the disclosures for 2001 and 2000 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of TeleTech Holdings, Inc. other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on TeleTech Holdings, Inc.'s 2001 and 2000 consolidated financial statements taken as a whole.

                      /s/ ERNST & YOUNG LLP

Denver, Colorado
February 7, 2003

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

                      /s/ ARTHUR ANDERSEN LLP

Denver, Colorado,
February 8, 2002

        This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with TeleTech Holdings, Inc.'s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion. The consolidated balance sheet as of December 31, 2000 referred to in this report has not been included in the accompanying financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$144,792	$95,430
Investment in available-for-sale securities	—	2,281
Short-term investments	23	6,460
Accounts receivable, net	137,598	162,344
Prepaids and other assets	18,867	21,888
Income taxes receivable	14,318	8,410
Deferred tax asset	11,633	11,613

Total current assets	327,231	308,426

PROPERTY AND EQUIPMENT, net	123,093	177,959

OTHER ASSETS:
Long-term accounts receivable	858	3,249
Goodwill, net of accumulated amortization of $5,147 and $6,394, respectively	29,987	40,563
Contract acquisition costs, net of accumulated amortization of $10,637 and $6,575, respectively	20,768	12,873
Deferred tax asset	17,067	6,800
Other assets	21,584	24,069

Total assets	$540,588	$573,939

The accompanying notes are an integral part of these consolidated balance sheets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Amounts in thousands except share amounts)

	December 31,
	2002	2001
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,995	$17,939
Accrued employee compensation and benefits	54,076	42,316
Other accrued expenses	22,111	35,991
Customer advances and deferred income	35,479	22,048
Current portion of long-term debt and capital lease obligations	4,673	4,927

Total current liabilities	136,334	123,221

LONG-TERM LIABILITIES, net of current portion:
Capital lease obligations	524	4,081
Senior notes	75,000	75,000
Other long-term debt	1,060	4,916
Other liabilities	7,934	4,452

Total liabilities	220,852	211,670

MINORITY INTEREST	13,577	14,319

STOCKHOLDERS' EQUITY:
Stock purchase warrants	5,100	5,100
Common stock; $.01 par value; 150,000,000 shares authorized; 74,124,416 and 76,751,607 shares, respectively, issued and outstanding	740	768
Additional paid-in capital	193,954	212,097
Deferred compensation	(1,184)	(2,078)
Notes receivable from stockholders	(224)	(107)
Accumulated other comprehensive loss	(26,855)	(19,213)
Retained earnings	134,628	151,383

Total stockholders' equity	306,159	347,950

Total liabilities and stockholders' equity	$540,588	$573,939

The accompanying notes are an integral part of these consolidated balance sheets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2002	2001	2000
REVENUES	$1,017,436	$916,144	$885,349

OPERATING EXPENSES:
Costs of services	712,585	587,423	557,681
Selling, general and administrative expenses	198,959	204,005	189,668
Depreciation and amortization	57,725	60,308	48,001
Impairment loss	32,816	—	—
Restructuring charges	8,243	18,515	—
Loss on closure of subsidiary and customer management centers	1,213	7,733	8,082
Loss on real estate held for sale	—	7,000	9,000

Total operating expenses	1,011,541	884,984	812,432

INCOME FROM OPERATIONS	5,895	31,160	72,917

OTHER INCOME (EXPENSE):
Interest, net	(5,118)	(3,999)	371
Other than temporary decline in value of equity investment	—	(16,500)	—
Gain on sale of securities	547	161	56,985
Share of losses on equity investment	(3,562)	(7,702)	—
Business combination expenses	—	—	(10,548)
Other	(2,130)	(3,361)	2,578

	(10,263)	(31,401)	49,386

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(4,368)	(241)	122,303
Provision for income taxes	1,606	174	46,938

INCOME (LOSS) BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(5,974)	(415)	75,365
Minority interest	760	(1,510)	(1,559)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(5,214)	(1,925)	73,806
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(11,541)	—	—

NET INCOME (LOSS)	$(16,755)	$(1,925)	$73,806

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	76,383	75,804	74,171
Diluted	76,383	75,804	79,108
INCOME (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
Basic	$(0.07)	$(0.03)	$1.00
Diluted	$(0.07)	$(0.03)	$0.93
NET INCOME (LOSS) PER SHARE
Basic	$(0.22)	$(0.03)	$1.00
Diluted	$(0.22)	$(0.03)	$0.93

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)		Notes Receivable from Stockholder
			Additional Paid-in Capital		Deferred Compensation		Stock Purchase Warrants	Retained Earnings	Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Amount
BALANCES, December 31, 1999	73,114	$731	$174,299	$(1,398)	$(1,104)	$(56)	$—	$80,673	$		$253,145
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	73,806		73,806	73,806
Other comprehensive income (loss)
Unrealized gains on securities, net of tax	—	—	—	9,519	—	—	—	—		9,519	9,519
Translation adjustments	—	—	—	(3,293)	—	—	—	—		(3,293)	(3,293)

Other comprehensive income	—	—	—	—	—	—	—	—		6,226

Comprehensive income	—	—	—	—	—	—	—	—		$80,032

Employee stock purchase plan	70	1	1,895	—	—	—	—	—			1,896
Acquisition of iCcare	75	1	1,999	—	—	—	—	—			2,000
Exercise of stock options	1,384	14	17,355	—	—	(227)	—	—			17,142
Issuances of common stock	41	—	2,920	—	—	—	—	—			2,920
CCH acquisition costs	—	—	1,800	—	—	—	—	—			1,800
Amortization of deferred compensation	—	—	—	—	501	—	—	—			501
Issuance of warrants	—	—	—	—	—	—	5,100	—			5,100
Distribution to stockholder	—	—	—	—	—	—	—	(1,171)			(1,171)

BALANCES, December 31, 2000	74,684	747	200,268	4,828	(603)	(283)	5,100	153,308			363,365
Comprehensive income:
Net loss	—	—	—	—	—	—	—	(1,925)		(1,925)	(1,925)
Other comprehensive loss
Unrealized losses on securities, net of tax	—	—	—	(8,577)	—	—	—	—		(8,577)	(8,577)
Translation adjustments	—	—	—	(14,649)	—	—	—	—		(14,649)	(14,649)
Derivative valuation, net of tax	—	—	—	(815)	—	—	—	—		(815)	(815)

Other comprehensive loss	—	—	—	—	—	—	—	—		(24,041)

Comprehensive loss	—	—	—	—	—	—	—	—		$(25,966)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Cont.)

(Amounts in thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)		Notes Receivable from Stockholder
			Additional Paid-in Capital		Deferred Compensation		Stock Purchase Warrants	Retained Earnings	Comprehensive Income (Loss)		Total Stockholders' Equity
	Shares	Amount
Employee stock purchase plan	263	3	1,754	—	—	—	—	—			1,757
Exercise of stock options	1,840	18	7,723	—	—	—	—	—			7,741
Grant of restricted stock	—	—	1,961	—	(1,927)	—	—	—			34
Purchase of common stock	(35)	—	(213)	—	—	—	—	—			(213)
Amortization of deferred compensation	—	—	—	—	452	—	—	—			452
Other	—	—	604	—	—	176	—	—			780
BALANCES, December 31, 2001	76,752	$768	$212,097	$(19,213)	$(2,078)	$(107)	$5,100	$151,383	$		$347,950
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(16,755)		(16,755)	(16,755)
Other comprehensive loss
Unrealized losses on securities, net of tax	—	—	—	(941)	—	—	—	—		(941)	(941)
Translation adjustments	—	—	—	(4,668)	—	—	—	—		(4,668)	(4,668)
Derivative valuation, net of tax	—	—	—	(2,033)	—	—	—	—		(2,033)	(2,033)

Other comprehensive loss	—	—	—	—	—	—	—	—		(7,642)

Comprehensive loss	—	—	—	—	—	—	—	—		$(24,397)

Employee stock purchase plan	293	3	1,851	—	—	—	—	—			1,854
Exercise of stock options	609	6	4,636	—	—	—	—	—			4,642
Purchase of common stock	(3,530)	(37)	(24,747)	—	—	—	—	—			(24,784)
Amortization of deferred compensation	—	—	—	—	894	—	—	—			894
Other	—	—	117	—	—	(117)	—	—			—

BALANCES, December 31, 2002	74,124	$740	$193,954	$(26,855)	$(1,184)	$(224)	$5,100	$134,628			$306,159

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16,755)	$(1,925)	$73,806
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	11,541	—	—
Depreciation and amortization	57,725	60,308	48,001
Bad debt expense	9,258	6,026	5,067
Deferred rent	—	—	(52)
Gain on sale of securities	(547)	(161)	(56,985)
Deferred compensation	894	452	501
Deferred income taxes	(8,931)	(10,693)	(2,281)
Minority interest	(760)	1,510	1,559
Share of losses on equity investment	3,562	7,702	—
Impairment loss	32,816	—	—
Loss on closure of customer management centers or subsidiary	1,213	7,733	8,082
Loss on real estate held for sale	—	7,000	9,000
Loss on disposal of assets	89	—	—
Other than temporary decline in value of equity investment	—	16,500	—
Loss on derivatives	94	909	—
Net gain on sale of division of subsidiary	—	—	(3,964)
Non-cash acquisition costs	—	—	1,800
Tax benefit from stock option exercises	406	2,326	8,573
Changes in assets and liabilities:
Accounts receivable	29,058	16,102	(102,000)
Prepaids and other assets	(5,324)	(8,233)	(14,780)
Accounts payable and accrued expenses	(14,108)	(17,131)	61,424
Customer advances and deferred income	13,431	15,144	(1,489)

Net cash provided by operating activities	113,662	103,569	36,262

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(37,940)	(52,073)	(118,013)
Acquisitions, net of cash acquired	—	—	(15,700)
Proceeds from sale of available-for-sale securities	1,633	1,251	64,912
Proceeds from sale of businesses	—	—	4,950
Proceeds from minority interest in subsidiary	—	—	11,250
Funding of EHI, net	88	(11,908)	(7,989)
Investment in real estate held for sale, net of proceeds received	—	(13,782)	(2,405)
Changes in other assets, accounts payable and accrued liabilities related to investing activities	(3,821)	(967)	(15,211)
Decrease in short-term investments	6,437	2,444	23,934

Net cash used in investing activities	(33,603)	(75,035)	(54,272)

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

(Amounts in thousands)

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock	$(24,784)	$(213)	$—
Net decrease in bank overdraft	—	—	(1,323)
Net increase (decrease) in line of credit	—	(62,000)	44,000
Proceeds from long-term debt borrowings	—	75,000	700
Payments on long-term debt borrowings	(5,141)	(9,947)	(7,182)
Payments on capital lease obligations	(4,920)	(2,452)	(11,358)
Proceeds from employee stock purchase plan	1,854	1,757	1,896
Proceeds from exercise of stock options	4,236	5,415	8,569
Distribution to stockholder	—	—	(1,171)

Net cash (used in) provided by financing activities	(28,755)	7,560	34,131

Effect of exchange rate changes on cash	(1,942)	539	(5,602)
NET INCREASE IN CASH AND CASH EQUIVALENTS:	49,362	36,633	10,519
CASH AND CASH EQUIVALENTS, beginning of year	95,430	58,797	48,278

CASH AND CASH EQUIVALENTS, end of year	$144,792	$95,430	$58,797

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$7,796	$5,444	$1,510
Cash paid for income taxes	$31,075	$22,916	$22,497
Assets acquired under capital leases and other financings	$349	$3,358	$2,991

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements For the Years Ended

December 31, 2002, 2001 and 2000

NOTE 1: OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Overview of Company.    TeleTech Holdings, Inc. ("TeleTech" or the "Company") is a leading global provider of customer management solutions for large multinational companies in the United States, Argentina, Australia, Brazil, Canada, China, Northern Ireland, Mexico, New Zealand, the Philippines, Scotland, Singapore and Spain. Customer management encompasses a wide range of customer acquisition, retention and satisfaction programs designed to maximize the lifetime value of the relationship between the Company's clients and their customers.

        Basis of Presentation.    The consolidated financial statements are composed of the accounts of TeleTech and its wholly owned subsidiaries, as well as its 55% owned subsidiary, Percepta, LLC ("Percepta"). All intercompany balances and transactions have been eliminated in consolidation.

        During August 2000 and December 2000, the Company entered into business combinations with Contact Center Holdings, S.L. ("CCH") and Newgen Results Corporation ("Newgen"), respectively. The business combinations have been accounted for as poolings-of-interests, and the historical consolidated financial statements of the Company for the year 2000 have been restated in the accompanying consolidated financial statements to include the financial position, results of operations and cash flows of CCH and Newgen.

        Foreign Currency Translation.    The assets and liabilities of the Company's foreign subsidiaries, whose functional currency is other than the U.S. dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income, but is accumulated as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in determining net income. Such gains and losses were not material for any period presented. Intercompany loans are generally treated as permanently invested and settlement is not planned or anticipated in the foreseeable future.

        Cash, Cash Equivalents, Investment in Available-for-Sale Securities and Short-Term Investments.    The Company considers all cash and investments with an original maturity of 90 days or less to be cash equivalents. Investment in available-for-sale securities consisted of shares of common stock of a publicly-traded company held by the Company. Short-term investments consist of commercial paper, corporate securities, government securities and other securities. Investment in available-for-sale securities and short-term investments are carried at fair value based on quoted market prices with unrealized gains and losses, if any, net of tax, reported in accumulated other comprehensive income.

        Property and Equipment.    Property and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Amounts paid for software licenses and third-party packaged software are capitalized.

        Depreciation is computed on the straight-line method based on the following estimated useful lives:

Computer equipment and software	4-5 years
Telephone equipment	4-7 years
Furniture and fixtures	5-7 years
Leasehold improvements	5-10 years
Vehicles	5 years

        Assets acquired under capital lease obligations are amortized over the life of the applicable lease of four to seven years (or the estimated useful lives of the assets, where title to the leased assets passes to the Company upon termination of the lease). Depreciation expense related to equipment under capital leases was $3.8 million, $3.4 million and $5.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        Depreciation expense was $51.4 million, $51.3 million and $40.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        Long-Term Accounts Receivable.    Long-term accounts receivable are receivables the Company believes will take in excess of one year to receive payment due to either extended payment terms or litigation. Long-term accounts receivable are stated at their estimated net realizable value.

        Goodwill.    Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired, and prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," was amortized on a straight-line basis over periods ranging from nine to 25 years.

        The Company adopted SFAS No. 142 on January 1, 2002. Under SFAS No. 142, goodwill is no longer required to be amortized, however, must be tested annually for impairment.

        In the year of its adoption, SFAS No. 142 required a transitional goodwill impairment evaluation, which was a two-step process. The first step was to determine whether there was an indication that goodwill was impaired on January 1, 2002. SFAS No. 142 required a separate impairment evaluation of each of the Company's reporting units, which the Company determined to be the same as its operating business units. To perform the first step, the fair value of each reporting unit was estimated by a third-party appraiser by discounting the expected future cash flows and using market multiples of comparable companies. The fair value of each reporting unit was compared to its carrying value, including goodwill. This first step evaluation indicated an impairment of the goodwill recorded by its Latin American reporting unit, but no impairment of the goodwill recorded by its North American, Asia Pacific or Newgen reporting units.

        Since the first step indicated an impairment of Latin American goodwill, SFAS No. 142 required a second step to determine the amount of the impairment. The amount of the impairment was determined by comparing the implied fair value of Latin American goodwill to its carrying value. The implied fair value of the goodwill was determined by allocating the fair value of Latin America to its assets and liabilities as if Latin America had been acquired and the fair value was the purchase price. The excess "purchase price" over the amounts assigned to the assets and liabilities was the implied value of goodwill. The carrying amount of Latin America goodwill exceeded the implied value by $11.5 million, which excess has been recorded as a cumulative effect of a change in accounting principle in the consolidated statements of operations for the year ended December 31, 2002. The impairment loss on the goodwill recorded by Latin America was due to the significant anticipated decline in its performance in 2002 and the impact of that decline on expected future cash flows. The

Company performed its impairment test on each of its reporting units again in December 2002 and concluded that there were no further indications of impairment.

        The following table summarizes the Company's net income (loss) and earnings (loss) per share had the provisions of SFAS No. 142 been in effect on January 1, 2000 (in thousands, except per share amounts):

	December 31,
	2002	2001	2000
Reported net income (loss)	$(16,755)	$(1,925)	$73,806
Goodwill amortization, net of tax of $0.9 million in 2001 and $0.9 million in 2000	—	1,862	2,055

Adjusted net income (loss)	$(16,755)	$(63)	$75,861

Diluted earnings (loss) per share—as reported	$(0.22)	$(0.03)	$0.93

Diluted earnings (loss) per share—adjusted	$(0.22)	$—	$0.96

        Contract Acquisition Costs.    Amounts paid to or on behalf of clients to obtain long-term contracts are capitalized (if incurred within 12 months of commencement of operations) and amortized on a straight-line basis over the terms of the contracts commencing with the date of the first revenues from the contract. In certain circumstances, costs may be estimated at the inception of operations and subsequently revised based on actual costs incurred. The Company's accounting policy is to limit the amount of capitalized costs for a given contract to the lesser of the estimated ongoing future cash flows from the contract or the termination fees the Company would receive in the event of early termination of the contract by the customer. The Company's entitlement to termination fees may, however, be subject to challenge if a customer were to allege that the Company was in breach of contract. Amortization of these costs for the years ended December 31, 2002, 2001 and 2000, was $4.1 million, $2.7 million and $2.3 million, respectively. During 2002, the Company adopted Emerging Issues Task Force ("EITF") No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products," which requires certain expenses previously classified as depreciation and amortization expenses to be reclassified as deductions from revenues. Prior year results have not been restated as the impact was immaterial. Future amortization of contract acquisition costs are as follows (in thousands):

2003	$4,194
2004	4,194
2005	2,580
2006	2,337
2007	2,329
Thereafter	5,134

$20,768

        Long-Lived Assets.    On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 144, long-lived assets and identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired when future undiscounted cash flows are estimated to be insufficient to recover the carrying amount. If impaired, an asset is written down to its fair value. In the fourth quarter of 2002, the Company determined that the net fixed asset balances of certain customer management centers were impaired. In making its determination, the Company considered historical and projected capacity utilization, pricing and operating cash flows. Accordingly, the Company's North American and international outsourcing segments recorded impairment losses of $16.7 million and $16.1 million, respectively to adjust the respective asset carrying amounts to their estimated fair market values. The Company relied on historical and recent experience in selling similar assets to third parties to determine their estimated fair market value. The above mentioned charges are reflected as an impairment loss in the accompanying consolidated statements of operations for the year ended December 31, 2002.

        Software Development Costs.    The Company accounts for software development costs in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," which requires that certain costs related to the development or purchase of internal-use software be capitalized. At December 31, 2002 and 2001, the Company had approximately $17.5 million and $12.1 million, respectively, of capitalized software costs, which are included in other assets in the accompanying consolidated balance sheets. These costs will be amortized over the expected useful life of the software. Approximately $5.2 and $0.6 million of amortization expense related to capitalized software costs is included in the accompanying consolidated statements of operations for the years ended December 31, 2002 and 2001, respectively. There was no amortization expense for the year ended December 31, 2000, as the software was in the development stage.

        Customer Advances and Deferred Income.    The Company records amounts billed or received but not earned as customer advances and deferred income. Included in customer advances and deferred income are customer prepayments, unearned grant monies received from local municipalities and amounts received to settle contractual minimum commitments in lieu of providing services. These settlement payments are amortized over the life of the original contract life that gave rise to the obligation. For the year ended December 31, 2002, the Company amortized approximately $10.8 million into revenue in the accompanying consolidated statements of operations related to settlement payments.

        Income Taxes.    The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Gross deferred tax assets then may be reduced by a valuation allowance for amounts that do not satisfy the realization criteria of SFAS No. 109.

        Revenue Recognition.    The Company recognizes revenues at the time services are performed. The Company has certain contracts that are billed in advance. Accordingly, amounts billed but not earned under these contracts are excluded from revenues and included in customer advances and deferred income.

        Comprehensive Income (Loss).    Comprehensive income (loss) includes the following components:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Net income (loss) for the period	$(16,755)	$(1,925)	$73,806
Other comprehensive income (loss):
Unrealized gains (losses) on securities, net of reclassification adjustments	(1,270)	(13,197)	14,644
Foreign currency translation adjustments	(4,668)	(14,649)	(3,293)
Derivative valuation, net of tax	(2,033)	(1,254)	—
Income tax (expense) benefit related to items of other comprehensive income	329	5,059	(5,125)

Other comprehensive income (loss), net of tax	(7,642)	(24,041)	6,226

Comprehensive income (loss)	$(24,397)	$(25,966)	$80,032

        Disclosure of reclassification amounts:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Unrealized holding gains (losses) arising during the period	$(723)	$(13,036)	$71,629
Less: reclassification adjustment for gains included in net income (loss)	(547)	(161)	(56,985)
Benefit (Provision) for income taxes	329	4,620	(5,125)

Net unrealized gains (losses) on securities	$(941)	$(8,577)	$9,519

        At December 31, 2002, accumulated comprehensive income consists of $24.0 million and $2.9 million of foreign currency translation adjustments and derivative valuation, respectively.

        Earnings (Loss) Per Share.    Basic earnings (loss) per share is computed by dividing the Company's net income (loss) by the weighted average number of common shares outstanding. The impact of any potentially dilutive securities is excluded. Diluted earnings per share is computed by dividing the Company's net income (loss) by the weighted average number of shares and dilutive potential common shares outstanding during the period. The following table sets forth the computation of basic and diluted shares for the three years ending December 31, 2002:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Shares used in basic per share calculation	76,383	75,804	74,171
Effects of dilutive securities:
Warrants	—	—	444
Stock options	—	—	4,493

Shares used in diluted per share calculation	76,383	75,804	79,108

        At December 31, 2002, 2001 and 2000 options to purchase 8.1 million, 4.9 million and 2.4 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

        Self-Insurance Program.    The Company self-insures for certain levels of workers' compensation and employee health insurance. Estimated costs of these self-insurance programs were accrued at the projected settlements for known and anticipated claims. Self-insurance liabilities of the Company amounted to $6.9 million and $4.0 million at December 31, 2002 and 2001, respectively, and are included in accrued employee compensation and benefits on the accompanying consolidated balance sheets.

        Fair Value of Financial Instruments.    Fair values of cash equivalents and other current accounts receivable and payable approximate the carrying amounts because of their short-term nature. Short-term investments include U.S. Government Treasury Bills, investments in commercial paper, short-term corporate bonds and other short-term corporate obligations. The carrying values of these investments approximate their fair values. Debt and long-term receivables carried on the Company's consolidated balance sheets at December 31, 2002 and 2001 have a carrying value that approximates their estimated fair value. The fair value is based on discounting future cash flows using current interest rates adjusted for risk. The fair value of the short-term debt approximates its recorded value because of its short-term nature.

        Derivatives.    The Company follows SFAS No. 133, "Accounting for Derivative Instrument and Hedging Activities," which establishes fair value accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. Based on the criteria established by SFAS No. 133, all of the Company's hedges are deemed effective. While the Company expects that its derivative instruments will continue to meet the conditions for hedge accounting, if hedges did not qualify as highly effective or if the Company did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. The Company does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities, as the counterparties are established, well-capitalized financial institutions.

        At December 31, 2002, the Company has an interest rate swap designated as a cash flow hedge. The Company has an operating lease for its headquarters building whereby the required lease payments are variable based on LIBOR. On December 12, 2000, the Company entered into an interest rate swap whereby the Company receives LIBOR and pays fixed rate interest of 6.12%. The swap agreement has a notional amount of approximately $38.2 million and has a six-year term. As of December 31, 2002, the Company has a derivative liability associated with this swap of $5.0 million, which is reflected in other liabilities on the accompanying consolidated balance sheets.

        The Company's Canadian subsidiary's functional currency is the Canadian dollar. The subsidiary has customer contracts where it is paid in U.S. dollars and the Company has contracted with several commercial banks to acquire a total of $120.4 million Canadian dollars through November 2004 at a fixed price in U.S. dollars of $76.2 million to hedge its foreign currency risk. During the year ended December 31, 2002, the Company recorded $0.1 million in its statement of operations relating to Canadian dollar forward contracts. As of December 31, 2002, the Company has a derivative liability of $0.3 million associated with these forward contracts, which is reflected in other accrued expenses on the accompanying consolidated balance sheets.

        Stock Option Accounting.    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Statement No. 123, "Accounting and Disclosure of Stock-Based Compensation" ("SFAS 123"), establishes an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company elected not to adopt SFAS 123 for expense recognition purposes.

        Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.0%, 4.8% and 4.9% in 2002, 2001 and 2000, respectively; dividend yield of 0.0% during each period; volatility factor of the expected market price of the Company's common stock of 72%, 81% and 81%, for 2002, 2001 and 2000, respectively; and a weighted-average expected life of the option of 4.0 years, 5.7 years and 3.1 years for 2002, 2001 and 2000, respectively.

        Option valuation models require the input of highly subjective assumptions including expected stock price characteristics significantly different from those of traded options. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        The weighted-average fair value of options granted during 2002, 2001 and 2000 was $6.19, $4.00, and $15.27, respectively. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro-forma net income (loss) and pro-forma net income (loss) per share, as if the Company had used the fair value accounting provisions of SFAS 123 are shown below.

Net Income (Loss)

	Years ended December 31,
	2002	2001	2000
	(amounts in thousands)
As reported	$(16,755)	$(1,925)	$73,806
Pro forma	$(27,545)	$(12,459)	$55,680

Per Share Amounts

	2002	2001	2000
As reported:
Basic	$(0.22)	$(0.03)	$1.00
Diluted	$(0.22)	$(0.03)	$0.93
Pro forma:
Basic	$(0.36)	$(0.16)	$0.75
Diluted	$(0.36)	$(0.16)	$0.70

        Effects of Recently Issued Accounting Pronouncements.    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe adoption will have a material effect on the Company's financial position.

        In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which eliminated inconsistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. Management does not believe adoption will have a material effect on the Company's financial position.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of recognized at the date of an entity's commitment to an exit plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe adoption will have a material effect on the Company's financial position.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also required that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The Company has implemented all required disclosures of SFAS 148 in this Form 10-K filing. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition requirements of SFAS No. 148 are effective for the Company's fiscal year 2003. The Company does not plan to transition to a fair value method of accounting for stock-based employee compensation.

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

	2002	2001	2000
	(Amounts in thousands)
Revenues:
North American outsourcing	$707,115	$609,976	$591,834
International outsourcing	217,028	236,651	206,989
Database marketing and consulting	95,988	71,156	78,255
Corporate activities	(2,695)	(1,639)	8,271

Total	$1,017,436	$916,144	$885,349

Operating Income (Loss):
North American outsourcing	$69,084	$88,105	$110,850
International outsourcing	(23,481)	12,320	21,900
Database marketing and consulting	15,512	8,836	9,659
Corporate activities	(55,220)	(78,101)	(69,492)

Total	$5,895	$31,160	$72,917

Depreciation and Amortization (Included in Operating Income):
North American outsourcing	$28,780	$31,877	$26,143
International outsourcing	14,472	13,937	10,244
Database marketing and consulting	7,280	7,254	5,145
Corporate activities	7,193	7,240	6,469

Total	$57,725	$60,308	$48,001

Assets:
North American outsourcing	$161,973	$190,239	$215,646
International outsourcing	117,382	167,378	148,775
Database marketing and consulting	78,376	64,379	63,966
Corporate activities	182,857	151,943	152,512

Total	$540,588	$573,939	$580,899

Goodwill, net (Included in Total Assets):
North American outsourcing	$11,446	$11,446	$11,886
International outsourcing	5,180	15,756	14,181
Database marketing and consulting	13,361	13,361	15,244
Corporate activities	—	—	—

Total	$29,987	$40,563	$41,311

Capital Expenditures (Including Capital Leases):
North American outsourcing	$19,272	$10,537	$66,197
International outsourcing	10,632	26,572	45,897
Database marketing and consulting	6,491	5,091	6,484
Corporate activities	1,894	12,477	2,426

Total	$38,289	$54,677	$121,004

        The following data includes revenues and gross property and equipment based on the geographic location where services are provided or the physical location of the equipment:

	2002	2001	2000
	(Amounts in thousands)
Revenues:
United States	$663,941	$535,242	$565,519
Asia Pacific	90,839	76,952	65,349
Canada	136,434	144,253	112,842
Europe	66,907	86,862	82,664
Latin America	59,315	72,835	58,975

Total	$1,017,436	$916,144	$885,349

Gross Property and Equipment:
United States	$174,666	$189,270	$174,821
Asia Pacific	30,340	23,641	20,950
Canada	35,542	34,549	33,678
Europe	19,364	29,539	15,155
Latin America	27,014	34,491	31,355

Total	$286,926	$311,490	$275,959

All Other Long-Lived Assets:
United States	$17,756	$22,455	$37,248
Asia Pacific	4	18	507
Canada	336	481	367
Europe	4,250	174	469
Latin America	96	4,190	3,619

Total	$22,442	$27,318	$42,210

Significant Customers

        The Company has two customers who contributed in excess of 10% of total revenues. These entities are involved in the communications industry. The revenues from these customers as a percentage of total revenues for each of the three years ended December 31 are as follows:

	2002	2001	2000
Customer A	16%	19%	20%
Customer B	15%	—	—

        At December 31, 2002, accounts receivable from customers A and B were $21.8 million and $22.5 million, respectively. There was one additional customer with a receivable balance in excess of 10% of consolidated accounts receivable. Customer C, an automotive manufacturer, had an accounts receivable balance of $19.9 million at December 31, 2002. Customers A and B are included in the North American outsourcing reporting segment. Customer C is included in the North American and international segments, as well as database marketing and consulting.

        The loss of one or more of its significant customers could have a material adverse effect on the Company's business, operating results or financial condition. The Company does not require collateral from its customers. To limit the Company's credit risk, management performs ongoing credit evaluations of its customers and maintains allowances for potentially uncollectible accounts. Although the Company is impacted by economic conditions in the communications, transportation, automotive, financial services and government services industries, management does not believe significant credit risk exists at December 31, 2002.

NOTE 3: DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts Receivable

        Accounts receivable consist of the following at December 31:

	2002	2001
	(in thousands)
Accounts receivable	$144,921	$168,675
Less—allowance for doubtful accounts	(7,323)	(6,331)

Accounts receivable, net	$137,598	$162,344

        Activity in the Company's allowance for doubtful accounts consists of the following:

	2002	2001	2000
	(in thousands)
Balance, beginning of year	$6,331	$6,664	$4,270
Provision for bad debts	9,258	6,026	5,067
Deductions for uncollectible receivables written off	(8,266)	(6,359)	(2,673)

Balance, end of year	$7,323	$6,331	$6,664

Property and Equipment

        Property and equipment consisted of the following at December 31:

	2002	2001
	(in thousands)
Land	$345	$345
Computer equipment and software	120,490	116,846
Telephone equipment	38,619	36,448
Furniture and fixtures	35,583	60,572
Leasehold improvements	88,295	90,234
CIP	2,481	3,226
Other	1,113	3,819

	286,926	311,490
Less—accumulated depreciation	(163,833)	(133,531)

	$123,093	$177,959

        Included in the cost of property and equipment is the following equipment obtained through capitalized leases as of December 31:

	2002	2001
	(in thousands)
Computer equipment and software	$15,757	$15,546
Telephone equipment	4,501	4,363
Furniture and fixtures	9,036	9,036

	29,294	28,945
Less—accumulated depreciation	(24,460)	(20,625)

	$4,834	$8,320

NOTE 4: LONG-TERM DEBT

Capital Lease Obligations

        The Company has financed certain property and equipment under non-cancelable capital leases. Accordingly, the fair value of the equipment has been capitalized and the related obligation recorded. The average implicit interest rate on these leases was 7.4% at December 31, 2002. Interest is charged to expense at a constant rate applied to declining principal over the period of the obligation.

        The future minimum lease payments under capitalized lease obligations as of December 31, 2002 are as follows (in thousands):

2003	$3,161
2004	948
2005	15

4,124
Less—amount representing interest	(588)

3,536
Less—current portion	(3,012)

$524

        Interest expense associated with capital leases was $0.4 million, $0.6 million and $1.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Senior Notes

        Senior Notes consisted of the following as of December 31:

	2002	2001
	(in thousands)
Series A notes payable, interest at 7% per annum, interest payable semi-annually, principal payable annually commencing October 30, 2004, maturing October 30, 2008, unsecured	$60,000	$60,000
Series B notes payable, interest at 7.4% per annum, interest payable semi-annually, principal payable annually commencing October 30, 2005, maturing October 30, 2011, unsecured	15,000	15,000

	$75,000	$75,000

        The future principal amounts due for the Senior Notes are as follows (in thousands):

2003	$—
2004	12,000
2005	14,143
2006	14,143
2007	14,143
Thereafter	20,571

$75,000

        A significant restrictive covenant under the Senior Notes requires the Company to maintain a minimum fixed charge coverage ratio as defined in the agreement.

Long-Term Debt

        As of December 31, 2002 and 2001, other long-term debt consisted of the following notes:

	2002	2001
	(in thousands)
Note payable, interest at 5% per annum, principal and interest payable monthly, maturing November 2009, collateralized by certain assets of the Company	$—	$4,146
Note payable, interest at 8% per annum, principal and interest payable monthly, maturing May 2010, unsecured	330	362
Note payable, interest at 8% per annum, principal and interest payable quarterly, maturing April 2003, unsecured	100	575
Note payable, interest at 7% per annum, principal and interest payable monthly, maturing May 2004, unsecured	135	199
Other notes payable	1,871	567

	2,436	5,849
Less—current portion	(1,376)	(933)

	$1,060	$4,916

        Annual maturities of the long-term debt are as follows (in thousands):

Year ended December 31,
2003	$1,376
2004	801
2005	40
2006	43
2007	46
Thereafter	130

$2,436

Revolving Line of Credit

        The Company entered into a revolving credit agreement (the "Revolver") with a syndicate of five banks in October 2002. Under the terms of the Revolver, the Company may borrow up to $85 million with the ability to increase the borrowing limit by an additional $50 million within three years from the closing date of the Revolver (October 2002). The Revolver matures on December 28, 2006 at which time a balloon payment for the principal amount is due, however there is no penalty for early prepayment. The Revolver bears interest at a variable rate based on LIBOR. The interest rate will also vary based on Company leverage ratios. At December 31, 2002 the interest rate was 2.6% per annum. The Revolver is unsecured but is guaranteed by all of the Company's domestic subsidiaries. At December 31, 2002 there were no borrowings under the Revolver. A significant restrictive covenant under the Revolver requires the Company to maintain a minimum fixed charge coverage ratio as defined in the agreement.

        In the first quarter of 2002, the Company violated a financial debt covenant in its synthetic lease agreement and previous revolving line of credit ("Old Revolver") that required it to maintain at least one dollar of net income each quarter. The violation resulted from the goodwill impairment upon adoption of SFAS No. 142. Waivers were obtained from both the synthetic lease and Old Revolver lenders, and the Revolver agreement completed in October 2002 eliminated the one dollar quarterly net income covenant.

        In the fourth quarter of 2002, the Company violated two financial debt covenants in its synthetic lease agreement that required it to maintain at least one dollar of net income each quarter and a certain fixed charge coverage ratio. The violations resulted from the impairment loss the Company recorded during the quarter. In February 2003, the Company prepaid, without penalty, the $38.2 million synthetic lease agreement and cured the default. Also in the fourth quarter, the Company failed to meet the fixed charge coverage ratio covenant in its Revolver agreement and the fixed charge coverage and leverage ratio covenants in its Senior Notes agreement and has obtained waivers from both lenders. There is no assurance that the Company will not violate financial covenants in the future and, in the event of a default, no assurance that the Company will be successful in obtaining waivers.

        The Company's Spanish and Brazilian subsidiaries have lines of credit under which they may borrow up to EUR8.6 million and R1.4 million, respectively. As of December 31, 2002 and 2001, there was $0.3 million and $0 million outstanding under these factoring lines, included in current portion of long-term debt in the accompanying consolidated balance sheet.

NOTE 5: INCOME TAXES

        The components of income (loss) before income taxes are as follows for the years ended December 31 (in thousands):

	2002	2001	2000
Domestic	$(1,168)	$(53,805)	$66,809
Foreign	(2,440)	52,054	53,935

Total	$(3,608)	$(1,751)	$120,744

61

        The components of the provision (benefit) for income taxes are as follows for the years ended December 31 (in thousands):

	2002	2001	2000
Current provision:
Federal	$(6,241)	$(12,550)	$24,942
State	(844)	(2,051)	2,838
Foreign	21,908	23,926	21,439

	14,823	9,325	49,219

Deferred provision:
Federal	(10,932)	(6,687)	(941)
State	(1,306)	(842)	(132)
Foreign	(979)	(1,622)	(1,208)

	(13,217)	(9,151)	(2,281)

	$1,606	$174	$46,938

        The following reconciles the Company's effective tax rate to the federal statutory rate for the years ended December 31 (in thousands):

	2002	2001	2000
Income tax (benefit) expense per federal statutory rate	$(1,263)	$(613)	$42,806
State income taxes, net of federal deduction	(1,456)	(94)	3,840
Tax benefit of operating loss carryforward acquired	—	—	(1,800)
Miscellaneous credits	(675)	(600)	(716)
Transaction costs	—	—	420
Valuation allowance	2,800	—	—
Foreign income taxed at different rate	867	2,714	2,188
Other	1,333	(1,233)	200

	$1,606	$174	$46,938

        The Company's deferred income tax assets and liabilities are summarized as follows as of December 31 (in thousands):

	2002	2001
Current deferred tax assets:
Allowance for doubtful accounts	$2,865	$2,501
Vacation accrual	3,002	2,061
Compensation	1,901	395
Insurance reserves	793	1,644
Accrued restructuring charges	1,744	1,278
Unrealized losses on securities and derivatives	—	1,543
Warrant accrual	—	616
Deferred revenue	—	182
Other	1,328	1,393

	11,633	11,613
Long-term deferred tax assets:
Depreciation and amortization	—	1,472
Other than temporary loss on equity investment	7,440	6,518
Deferred revenue	7,546	3,441
Unrealized losses on securities and derivatives	2,208	—
Lease write down	677	—
Asset impairment	12,231	—

	30,102	11,431
Long-term deferred tax liability:
Capitalized software	(5,652)	(4,631)
Depreciation and amortization	(466)	—
Severance accrual	(4,059)	—
Other	(58)	—

	(10,235)	(4,631)
Valuation allowance	(2,800)	—

Total	$28,700	$18,413

        During 2002, the Company established a valuation allowance for certain deferred tax assets in its international outsourcing segment.

NOTE 6: EMPLOYEE BENEFIT PLAN

        The Company has a 401(k) profit-sharing plan that allows participation by employees who have completed six months of service, as defined, and are 21 or older. Participants may defer up to 15% of their gross pay up to a maximum limit determined by law. Participants are also eligible for a matching contribution by the Company of 50% of the first 6% of compensation a participant contributes to the plan. Participants vest in matching contributions over a four-year period. Company matching contributions to the 401(k) plan totaled $2.0 million, $2.4 million and $2.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

        In January 1996, the Company adopted a stock option plan for non-employee directors (the "Director Plan"), covering 750,000 shares of common stock. All options were granted at fair market value at the date of grant. Options vested as of the date of the option but were not exercisable until six months after the option date. Options granted are exercisable for 10 years from the date of grant unless a participant is terminated for cause or one year after a participant's death. The Director Plan had options to purchase 472,250, 472,250 and 510,250 shares outstanding at December 31, 2002, 2001 and 2000, respectively. In May 2000, the Company terminated future grants under this plan. From that point on, Directors received options under the Company's 1999 Stock Option and Incentive Plan.

        In July 1996, the Company adopted an employee stock purchase plan (the "ESPP"). Pursuant to the ESPP, as amended, an aggregate of 1,000,000 shares of common stock of the Company is available for issuance under the ESPP. Employees are eligible to participate in the ESPP after three months of service. The price per share purchased in any offering period is equal to the lesser of 85% of the fair market value of the common stock on the first day of the offering period or on the purchase date. The offering periods have a term of six months. Stock purchased under the plan for the years ended December 31, 2002, 2001 and 2000 were $1.9 million, $1.8 million and $1.9 million, respectively.

        In February 1999, the Company adopted the TeleTech Holdings, Inc. 1999 Stock Option and Incentive Plan (the "1999 Option Plan"). The purpose of the 1999 Option Plan is to enable the Company to continue to (a) attract and retain high quality directors, officers, employees and potential employees, consultants and independent contractors of the Company or any of its subsidiaries; (b) motivate such persons to promote the long-term success of the business of the Company and its subsidiaries and (c) induce employees of companies that are acquired by TeleTech to accept employment with TeleTech following such an acquisition. The 1999 Option Plan supplements the 1995 Option Plan. An aggregate of 14 million shares of common stock has been reserved for issuance under the 1999 Option Plan, which permits the award of incentive stock options, non-qualified stock options, stock appreciation rights and shares of restricted common stock. As previously discussed, the 1999 Option Plan also provides annual stock option grants to Directors. Outstanding options vest over a period of one to nine years and are exercisable for ten years from the date of grant.

        In connection with the acquisition of Newgen, which was accounted for under the pooling-of-interests method, the Company assumed all of the options outstanding under Newgen's 1998 and 1996 Equity Incentive Plans.

        A summary of the status of the Company's stock option plans for the three years ended December 31, 2002, together with changes during each of the years then ended, is presented in the following table:

	Shares	Weighted Average Price Per Share
Outstanding, December 31, 1999	11,562,225	$8.43
Grants	4,827,832	$28.04
Exercises	(1,384,022)	$6.19
Forfeitures	(1,283,995)	$11.41
Outstanding, December 31, 2000	13,722,040	$15.10
Grants	3,121,085	$8.13
Exercises	(1,840,082)	$4.36
Forfeitures	(4,309,782)	$17.59
Outstanding, December 31, 2001	10,693,261	$13.98
Grants	2,884,550	$10.94
Exercises	(609,247)	$6.20
Forfeitures	(1,250,974)	$17.89
Outstanding, December 31, 2002	11,717,590	$13.06
Options exercisable at year end:
2002	5,657,494	$13.11
2001	4,385,403	$12.92
2000	4,545,244	$8.64
Weighted average fair value of options granted during the year:
2002		$6.19
2001		$4.00
2000		$15.27

        The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives at December 31, 2002:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Number of Shares Exercisable	Weighted Average Exercise Price
$ 0.63 - $ 3.98	332,172	$1.49	2.7	332,108	$1.49
$ 3.99 - $ 7.96	3,874,281	$6.70	7.5	1,783,875	$6.52
$ 7.97 - $11.94	3,642,143	$10.74	7.3	1,381,961	$9.83
$11.95 - $15.92	1,381,603	$13.38	6.7	814,902	$13.41
$15.93 - $19.91	413,718	$17.18	7.4	190,461	$17.36
$19.92 - $23.89	171,599	$20.83	7.9	83,626	$20.83
$23.90 - $27.87	317,500	$25.30	6.3	220,325	$25.25
$27.88 - $31.85	1,011,574	$30.53	7.3	571,186	$30.67
$31.86 - $35.83	508,000	$33.29	7.0	249,350	$33.27
$35.84 - $39.81	65,000	$37.82	7.3	29,700	$37.80

	11,717,590			5,657,494

NOTE 8: RELATED PARTY TRANSACTIONS

        The Company has entered into agreements pursuant to which Avion, LLC ("Avion") and AirMax, LLC ("AirMax") provide certain aviation flight services to and as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chief Executive Officer and Chairman of the Board of the Company, has a direct beneficial ownership interest in Avion. During 2002, 2001 and 2000 the Company paid an aggregate of $1.8 million, $0.7 million and $0.7 million, respectively, to Avion for services provided to the Company. Mr. Tuchman also purchases services from AirMax and from time to time provides short-term loans to AirMax. During 2002, 2001 and 2000 the Company paid to AirMax an aggregate of $1.0 million, $0.5 million and $0.5 million, respectively, for services provided to the Company. The Audit Committee of the Board of Directors reviews these transactions quarterly and has determined that the fees charged by Avion and AirMax are at fair market value.

        In the fourth quarter of 2000, the Company and its enhansiv subsidiary executed a transaction, whereby the Company transferred all of its shares of common stock of enhansiv, inc., a Colorado corporation ("enhansiv"), to enhansiv holdings, inc., a Delaware corporation ("EHI") in exchange for Series A Convertible Preferred Stock of EHI. EHI is developing a centralized, open architecture, customer management solution that incorporates a contact management database across all customer contact channels. The Company believes that the EHI technology will allow it to move to a more centralized technology platform, allowing it to provide more cost effective solutions in a more timely manner. As part of the transaction, EHI sold shares of common stock to a group of investors. These shares represented 100% of the existing common shares of EHI, which in turn owned 100% of the common shares of enhansiv. In addition, the Company received an option to purchase approximately 95% of the common stock of EHI. The Company also agreed to make available to EHI a convertible $7.0 million line of credit, which was fully drawn in the second quarter of 2001.

        One of the investors was Kenneth D. Tuchman, who acquired 14.4 million shares of EHI common stock for $3.0 million, representing 42.9% of EHI in the initial transaction. Subsequent to the initial sale of common stock, EHI sold 9.6 million shares to Mr. Tuchman for $2.0 million, giving him an additional 12.1% interest in EHI. Upon Mr. Tuchman's second investment, he entered into a confirmation joinder and amendment agreement which stated that for as long as Mr. Tuchman owned 50% of EHI's common stock, all action requiring stockholder approval shall require approval of holders of at least 66 2/3% of EHI common stock. The remaining equity of $4.0 million, which represented approximately 17% of the fair value of the assets at inception, came from unrelated third parties and was at risk.

        In June 2001, the Company entered into another transaction whereby the Company agreed to fund an additional $5.0 million for certain development activities in exchange for a licensing agreement and the right to convert this additional investment into Series B Preferred Stock that is convertible at the option of the Company into EHI's common stock. The Company funded $4.8 million of this additional commitment.

        As a preferred stockholder, the Company accounted for its investment in EHI under the equity method of accounting. Accordingly, the Company recorded all of EHI's losses in excess of the value of all subordinate equity investments in EHI (common stock). The Company began reflecting EHI losses during the second quarter of 2001 and continued to do so through May 31, 2002. These losses totaled $3.6 million and $7.7 million for the years ended December 31, 2002 and 2001, respectively, and are included as a separate line item in other income (expense) in the accompanying consolidated statements of operations. During 2000, the Company did not record any losses from EHI subsequent to the sale of common stock.

        On May 31, 2002, Mr. Tuchman transferred his 55% ownership of EHI's common stock to the Company and received no consideration in return. The Company placed nominal value on this transaction based on a third-party appraisal. As a result, the Company began consolidating the results of EHI effective June 1, 2002. During the fourth quarter of 2002, the Company purchased the remaining common stock of EHI held by the outside shareholders for approximately $2.3 million. The Company expensed the consideration paid based on the above mentioned third-party appraisal. The loss on this transaction is reflected in other expense in the accompanying consolidated statements of operations for the year ended December 31, 2002. Notwithstanding the appraised valuation of the shares acquired, the Company places value on retaining the intellectual property that justified the payment of the purchase price. As a result of this transaction, the Company now owns 100% of EHI.

        During the second quarter of 2001, after EHI was unsuccessful in raising additional outside capital, the Company concluded that its investment in EHI exceeded its fair value and such decline was other than temporary. The Company's determination of fair market value was based on pre-money valuations used by third parties during discussions to raise outside capital. The Company considered current and anticipated market conditions in its determination that the decline in value was other than temporary. As a result, the Company recorded a $16.5 million charge to adjust the investment's carrying value down to its estimated fair value. The Company's net investment in EHI of $3.8 million at December 31, 2001 is included in other assets in the accompanying consolidated balance sheets. Net assets of EHI, excluding the Company's loan to EHI, were $15.0 million at December 31, 2001. EHI had no outside debt or other outstanding borrowings other than that owed to the Company.

        During 2000 and 2001, the Company loaned an officer $1.0 million. The loan bears interest at an annual rate of 8% and is secured by all future bonus payments, the proceeds from the exercise of any stock options, and any severance compensation payable to this officer. As of December 31, 2002, the loan balance was in default and has an outstanding balance of approximately $0.9 million. In addition to the repayment mechanisms described above, the Company is pursuing perfecting a security interest in the officer's salary and the Company and the officer are also working on a monthly payment plan. This loan is included in Other Assets in the accompanying consolidated balance sheets.

        During 2000, the Company utilized the services of EGI Risk Services, Inc. ("EGI") for reviewing, obtaining and/or renewing various insurance policies. EGI is a wholly owned subsidiary of Equity Group Investments, Inc. Rod Dammeyer, a director of the Company, was formerly the managing partner of Equity Group Investments, Inc., and Samuel Zell, a former director of the Company, was chairman of the board. During the years ended December 31, 2002, 2001 and 2000, the Company paid $0, $0 and $1.1 million, respectively, to EGI primarily for insurance policy premiums.

        During 2002 and 2001, the Company utilized the services of Korn Ferry International ("KFI") for executive search projects. James Barlett, Vice Chairman and a director of the Company is a director of KFI. During the years ended December 31, 2002, 2001 and 2000, the Company paid $0.7 million, $0.3 million and $0, respectively, to KFI for executive search services.

        During 2001 and 2000, the Company purchased cable and wiring materials from Anixter International, Inc. Rod Dammeyer, a director of the Company, served as Vice Chairman and a director for Anixter International, Inc. until February 2001. During the years ended December 31, 2001 and 2000, the Company paid $0.1 million and $0.1 million, respectively, to Anixter International, Inc.

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

        The table below sets forth the results of operations of the previously separate enterprises for the period prior to the consummation of the August 2000 and December 2000 business combinations during the period ended December 31, 2000 (in thousands):

	TeleTech	CCH	Newgen	Combined
Revenues	$750,782	$38,540	$77,468	$866,790
Net income	64,477	2,259	5,919	72,655

        On October 27, 2000, TeleTech acquired iCcare Limited ("iCcare"), a Hong Kong based customer management company, in a transaction accounted for under the purchase method of accounting. The Company purchased iCcare for approximately $4.0 million consisting of $2.0 million in cash and $2.0 million in stock. On the basis of achievement of predetermined revenue targets, iCcare could also receive additional stock or cash payments over a two-year period. During 2002 and 2001, iCcare did not achieve the target. The operations of iCcare for all periods prior to the acquisition are immaterial to the results of the Company, and accordingly no pro forma financial information has been presented.

        On November 7, 2000, the Company acquired the customer care division of Boston Communications Group ("BCG") in an asset purchase transaction accounted for under the purchase method of accounting. BCG's customer care division provides 24x7 inbound customer care solutions for the wireless industry. The Company purchased the customer care division in a cash transaction valued at $15 million, including a $13 million cash payment and assumption of approximately $2 million of liabilities. Under the terms of the agreement, BCG could receive additional cash payments, totaling up to an additional $20 million over four years, based upon achievement of certain predetermined revenue targets. During 2002 and 2001, the revenue targets were not achieved. The operations of the customer care division of BCG for all periods prior to the acquisition are immaterial to the results of the Company, and accordingly no pro forma financial information has been presented.

        On December 15, 1999, the Company invested $2.5 million in a customer management software company. On January 27, 2000, an additional investment of $8.0 million was made in the same customer management software company. In May 2000, this software company merged with E.piphany, Inc., a publicly traded customer management company. As a result of the merger, TeleTech received 1,238,400 shares of E.piphany common stock. During the years ended December 31, 2002, 2001 and 2000, the Company sold approximately 229,100, 100,000 and 909,300 shares, respectively, of E.piphany for total proceeds of $1.6 million, $1.3 million and $64.9 million, which resulted in realized gains of $0.6 million, $0.2 million and $57.0 million, respectively. As of December 31, 2002, the Company had sold all of its Epiphany shares.

NOTE 10: FORD JOINT VENTURE

        During the first quarter of 2000, the Company and Ford Motor Company ("Ford") formed Percepta. Percepta was formed to provide global customer management solutions for Ford and other automotive companies. Percepta is currently providing such services in the United States, Canada, Australia and Scotland. In connection with this formation, the Company issued stock purchase warrants to Ford entitling Ford to purchase 750,000 shares of TeleTech common stock for $12.47 per share. These warrants were valued at $5.1 million using the Black-Scholes Option model. The warrants expire on December 31, 2005.

        Ford has the right to earn additional warrants based upon Percepta's achievement of certain revenue thresholds through 2004. Such thresholds were not achieved for 2002, 2001 or 2000. The number of warrants to be issued is subject to a formula based upon the profitability of Percepta, among other factors. The exercise price of any warrants issued under the agreement will be a 5% premium over the Company's stock price at the date the warrants are issued.

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

NOTE 12: RESTRUCTURING CHARGES

        During 2002, the Company's corporate and North American outsourcing segments recorded restructuring charges associated with the termination of approximately 400 administrative employees and the impairment of a property lease totaling approximately $7.3 million and $0.9 million, respectively. Additionally, the Company's international outsourcing segment recorded a loss on the closure of customer management centers in Spain and Canada of approximately $1.2 million. These charges are reflected on separate line items in the accompanying consolidated statements of operations.

        During 2001, the Company recorded a $7.7 million loss in its North American outsourcing segment on the closure of a customer management center ("CIC") located in Thornton, Colorado, consisting of future rent and occupancy costs and loss on disposal of assets, which is reflected as a separate line item in the accompanying consolidated statements of operations.

        During 2001, the Company implemented certain cost cutting measures. In connection with these actions, the Company recorded $18.5 million of charges in its corporate segment for severance and other termination benefits related to a reduction in force of approximately 500 employees, which are reflected as a separate line item in the accompanying consolidated statements of operations.

        In December 2000, the Company identified three customer management centers in California, which were older and under-performing, and decided to consolidate them into one new center. As a result, the Company accrued a $4.7 million loss in its North American outsourcing segment on the closure of these sites consisting of future rent and occupancy costs and loss on the disposal of assets, which is included as an operating expense in the accompanying consolidated statements of operations.

        A rollforward of the activity in the above mentioned restructuring accruals for the years ended December 31, 2002 and 2001 follows (in thousands):

	Closure of CICs	Reduction in Force	Total
Balances, December 31, 1999	$—	$—	$—
Expenses	4,779	—	4,779
Payments	(4,304)	—	(4,304)

Balances, December 31, 2000	475	—	475
Expense	7,733	18,515	26,248
Payments	(4,679)	(15,883)	(20,562)

Balances, December 31, 2001	3,529	2,632	6,161
Expense	1,213	8,243	9,456
Writedown of assets	(1,201)	—	(1,201)
Payments	(1,360)	(4,147)	(5,507)

Balances, December 31, 2002	$2,181	$6,728	$8,909

        The restructuring accrual is included in other accrued expenses in the accompanying consolidated balance sheets.

NOTE 13: COMMITMENTS AND CONTINGENCIES

        Leases.    The Company has various operating leases for equipment, customer management centers and office space. Rent expense under operating leases was approximately $33.3 million, $31.1 million and $21.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        In December 2000, the Company and State Street consummated a lease transaction for the Company's new corporate headquarters, whereby State Street acquired the property at 9197 South Peoria Street, Englewood, Colorado (the "Property"). Simultaneously, State Street leased the Property to TeleTech Services Corporation ("TSC"), a wholly owned subsidiary of the Company. As part of the transaction, State Street formed a special purpose entity to purchase the Property and hold the associated debt and equity from a group of banks. The debt held by this entity was approximately $37.0 million at December 31, 2002. The Company's lease on the Property has a four-year term and expires in December 2004. At expiration, the Company has three options: 1) renew the lease for two one-year periods at the same monthly rate paid during the original term, 2) purchase the Property for approximately $38.2 million, or 3) vacate the Property. In the event the Company vacates the Property, the Company must sell the Property. If the Property is sold for less than $38.2 million, the Company has guaranteed State Street a residual payment upon sale of the building based on a percentage of the difference between the selling price and appraised fair market value of the Property. If the Company were to vacate the Property prior to the original four-year term, the Company has guaranteed State Street a residual value of approximately $31.5 million upon sale of the Property. The Company has no plans to vacate the Property prior to the original term. The potential liability, if any, resulting from a residual payment has not been reflected on the accompanying consolidated balance sheet. The rent expense of $3.2 million and $2.6 million for the years ended December 31, 2002 and 2001, respectively, is reflected in selling, general and administrative expense in the accompanying consolidated statements of operations. Future lease payments are reflected in the lease commitments disclosed within this Note. A significant restrictive covenant under this agreement requires the Company to maintain at least one dollar of net income each quarter. Additionally, the lease payments are based on the debt payments which are variable based on LIBOR. However, the Company has an interest rate swap agreement in place to hedge any fluctuations in LIBOR. Subsequent to year end, the Company purchased the Property from State Street for $38.2 million using proceeds from the Revolver to finance the transaction.

        The future minimum rental payments required under non-cancelable operating leases as of December 31, 2002 are as follows (in thousands):

Year ended December 31,
2003	$39,291
2004	25,717
2005	27,033
2006	18,655
2007	12,640
Thereafter	92,968

$216,304

        Legal Proceedings.    From time to time, the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations or financial condition.

        Sales and Use Taxes.    The Company has recently received inquires from several states regarding the applicability of sales or use taxes to the services provided by its North American outsourcing and database marketing and consulting segments. The Company has taken the position that the services in question are not subject to the aforementioned taxes. The Company is working with the inquiring states to explain and support the Company's position. At this time, the Company does not expect the outcome to have a material adverse effect on the Company's results of operations or financial condition.

NOTE 14: QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except per share data)
Year ended December 31, 2002:
Revenues	$254,031	$253,685	$251,889	$257,831
Income (loss) from operations	15,300	7,654	10,718	(27,777)
Net income (loss)	(4,779)	3,913	6,217	(22,106)
Net income (loss) per common share:
Basic	$(0.06)	$0.05	$0.08	$(0.29)
Diluted	$(0.06)	$0.05	$0.08	$(0.29)
Year ended December 31, 2001:
Revenues	$237,880	$225,211	$222,818	$230,235
Income (loss) from operations	(4,665)	8,324	10,256	17,245
Net income (loss)	(3,866)	(7,368)	2,126	7,183
Net income (loss) per common share:
Basic	$(0.05)	$(0.10)	$0.03	$0.09
Diluted	$(0.05)	$(0.10)	$0.03	$0.09

        The Company has restated net loss and net loss per common share for the first and fourth quarters of 2002 to properly reflect no tax effect on the cumulative effect of change in accounting principle recorded in the first quarter of 2002. Upon adoption of SFAS No. 142 on January 1, 2002, the Company recorded a loss on transition of $11.5 million which it tax effected in its Form 10-Q for the three months ended March 31, 2002. The Company believed that the goodwill would eventually be deducted for tax purposes, but later came of the opinion that the realizability of the future benefit was uncertain. As a result, in the fourth quarter of 2002 the Company wrote off the deferred tax asset associated with the adoption of SFAS No. 142 that had been created in the first quarter of 2002. The financial data above reflects this activity as if the tax benefit was never recorded. The Company did not file amended 10-Q's for the previous quarters of 2002 as there was no impact to income before cumulative effect of change in accounting principle, which the Company believes its shareholders used to analyze the Company's 2002 profitability, and the balance sheet impact of $4.0 million was immaterial to consolidated total assets in any given quarter.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
Item 1. Business.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Item 13. Certain Relationships and Related Party Transactions.
Item 14. Controls and Procedures.
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF TELETECH HOLDINGS, INC.
REPORT OF INDEPENDENT AUDITOR
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
TELETECH HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Amounts in thousands)
TELETECH HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Cont.) (Amounts in thousands except share amounts)
TELETECH HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in thousands except per share data)
TELETECH HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Amounts in thousands)
TELETECH HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Cont.) (Amounts in thousands)
TELETECH HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands)
TELETECH HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.) (Amounts in thousands)
TELETECH HOLDINGS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements For the Years Ended December 31, 2002, 2001 and 2000