Form 10-Q
period 2003-03-31
TELETECH HOLDINGS INC
filed 2003-05-13
CIK 1013880

Use these links to rapidly review the document
TELETECH HOLDINGS, INC. AND SUBSIDIARIES FORM 10-Q INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
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

        Indicate by check mark if an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 9, 2003
Common Stock, par value $.01 per share	74,063,416

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

Item 1.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share amounts)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$117,800	$144,792
Accounts receivable, net	152,391	137,598
Prepaids and other assets	21,512	18,890
Income taxes receivable	12,382	14,318
Deferred tax asset	8,364	11,633

Total current assets	312,449	327,231

PROPERTY AND EQUIPMENT, net	157,408	123,093

OTHER ASSETS:
Goodwill, net	29,987	29,987
Contract acquisition costs, net	19,720	20,768
Deferred tax asset	26,084	17,067
Other assets	23,509	22,442

Total assets	$569,157	$540,588

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,721	$19,995
Accrued employee compensation and benefits	46,222	54,076
Other accrued expenses	19,481	22,111
Customer advances and deferred income	31,453	35,479
Current portion of long-term debt and capital lease obligations	3,512	4,673

Total current liabilities	120,389	136,334
Capital lease obligations	458	524
Senior notes	75,000	75,000
Line of credit	39,000	—
Other long-term debt	860	1,060
Other liabilities	9,677	7,934

Total liabilities	245,384	220,852

MINORITY INTEREST	12,939	13,577

STOCKHOLDERS' EQUITY:
Stock purchase warrants	5,100	5,100
Common stock; $.01 par value; 150,000,000 shares authorized; 74,114,416 and 74,124,416 shares, respectively, issued and outstanding	740	740
Additional paid-in capital	193,889	193,954
Deferred compensation	(1,029)	(1,184)
Notes receivable from stockholders	(190)	(224)
Accumulated other comprehensive loss	(25,069)	(26,855)
Retained earnings	137,393	134,628

Total stockholders' equity	310,834	306,159

Total liabilities and stockholders' equity	$569,157	$540,588

The accompanying notes are an integral part of these condensed consolidated balance sheets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
		(Restated See Note 2)
REVENUES	$245,789	$254,031

OPERATING EXPENSES:
Costs of services	179,377	175,545
Selling, general and administrative expenses	47,727	48,247
Depreciation and amortization	13,374	14,939
Restructuring charges (gains), net	(588)	—

Total operating expenses	239,890	238,731

INCOME FROM OPERATIONS	5,899	15,300

OTHER INCOME (EXPENSE):
Interest, net	(1,183)	(1,070)
Share of losses on equity investment	—	(2,331)
Gain on sale of securities	—	174
Other	247	(817)

	(936)	(4,044)

INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	4,963	11,256
Provision for income taxes	1,936	4,444

INCOME BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	3,027	6,812
Minority interest	(262)	(50)

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,765	6,762
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (see Note 2)	—	(11,541)

NET INCOME (LOSS)	$2,765	$(4,779)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	74,117	76,755
Diluted	74,531	78,846
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER SHARE:
Basic	$0.04	$0.09
Diluted	$0.04	$0.09
NET INCOME (LOSS) PER SHARE:
Basic	$0.04	$(0.06)
Diluted	$0.04	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,765	$(4,779)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	11,541
Depreciation and amortization	13,374	14,939
Minority interest	262	50
Bad debt expense	1,212	1,066
Gain on sale of securities	—	(174)
Deferred taxes	(147)	262
Share of losses on equity investment	—	2,331
(Gain) loss on derivative	(971)	405
Tax benefit from stock option exercises	—	111
Other	1,369	350
Changes in assets and liabilities:
Accounts receivable	(15,852)	(39,529)
Prepaids and other assets	(4,224)	(7,422)
Accounts payable and accrued expenses	(9,139)	585
Customer advances and deferred income	(4,026)	2,384

Net cash used in operating activities	(15,377)	(17,880)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(46,582)	(8,974)
Proceeds from sale of available-for-sale securities	—	1,046
Payment to minority shareholder	(900)	—
Changes in other assets related to investing activities	(2,066)	(1,645)

Net cash used in investing activities	(49,548)	(9,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	39,000	—
Payments on long-term debt and capital lease obligations	(1,750)	(2,328)
Proceeds from exercise of stock options	—	384
Purchase of treasury stock	(65)	(1,098)

Net cash provided by (used in) financing activities	37,185	(3,042)

Effect of exchange rate changes on cash	748	265
NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,992)	(30,230)
CASH AND CASH EQUIVALENTS, beginning of period	144,792	95,430

CASH AND CASH EQUIVALENTS, end of period	$117,800	$65,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(1)   OVERVIEW AND BASIS OF PRESENTATION

Overview

        TeleTech Holdings, Inc. ("TeleTech" or the "Company") is a global provider of customer management solutions for large multinational companies in the United States, Argentina, Australia, Brazil, Canada, China, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore and Spain. Customer management encompasses a wide range of customer acquisition, retention and satisfaction programs designed to maximize the lifetime value of the relationship between the Company's clients and their customers.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) which, in the opinion of management, are necessary to present fairly the financial position at March 31, 2003, and the results of operations and cash flows of the Company and its subsidiaries for the three months ended March 31, 2003 and 2002. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

        The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2002. Certain 2002 amounts have been reclassified to conform to 2003 presentation.

(2)   EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        On January 1, 2002, the Company adopted Statement on Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 provides guidance on the accounting for goodwill and other intangibles, specifically relating to identifying and allocating purchase price to specific identifiable intangible assets. Additionally, SFAS No. 142 provides guidance for the amortization of identifiable intangible assets and states that goodwill shall not be amortized, but rather tested for impairment, at least annually, using a fair value approach. In connection with the adoption of SFAS No. 142, the Company recorded a pre-tax impairment of approximately $11.5 million related to the goodwill of its Latin American reporting unit. The impairment is reflected as the cumulative effect of a change in accounting principle in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2002. The Company has restated the three months ended March 31, 2002 to properly reflect no tax effect on the cumulative effect of change in accounting principle as further discussed in Note 14 in the Company's Form 10-K for the year ended December 31, 2002.

        On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The adoption of this pronouncement did not have a material impact on the Company.

        On January 1, 2003, the Company adopted SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which eliminated inconsistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this pronouncement did not have a material impact on the Company.

        On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which specifies that a liability for a cost associated with an exit or disposal activity be recognized at the date of an entity's commitment to an exit plan. The adoption of this pronouncement did not have a material impact on the Company.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also required that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The Company has implemented all required disclosures of SFAS No. 148. The Company has not transitioned to a fair value method of accounting for stock-based employee compensation.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of an entity's expected losses, receives a majority of an entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in an entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The Company did not have any variable interest entities as of March 31, 2003.

        In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Company has not determined what impact, if any, SFAS No. 149 will have on the Company's results of operations, financial condition or cash flows.

        In April 2003, the FASB decided to require all companies to expense the fair value of employee stock options by no later than 2005. While the FASB has decided in principle to measure compensation at the date of grant, no guidance has been given as to how the cost of employee stock options should be measured. SFAS No. 123 requires use of an option-pricing model to determine fair value, such as Black-Scholes. The FASB plans to issue an exposure draft later this year that will provide more guidance.

(3)   SEGMENT INFORMATION AND CUSTOMER CONCENTRATIONS

        The Company classifies its business activities into three fundamental segments: North American outsourcing, international outsourcing, and database marketing and consulting. These segments are consistent with the Company's management of the business and reflect its internal financial reporting structure and operating focus. North American and international outsourcing provide comprehensive customer management solutions. North American outsourcing consists of customer management services provided to United States' and Canadian customers while international outsourcing consists of all other countries. Database marketing and consulting provide outsourced database management, direct marketing and related customer retention services for automobile dealerships and manufacturers.

All intercompany transactions between the reported segments for the periods presented have been eliminated.

        In January 2003, the Company adopted the practice of allocating corporate operating expenses to segments based upon the segments' respective pro rata percentage of consolidated revenues. In prior periods, corporate operating expenses were shown as a separate segment. The information as of December 31, 2002 and for the three months ended March 31, 2002 has been restated to reflect this change.

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Revenues:
North American outsourcing	$164,320	$177,136
International outsourcing	52,758	55,596
Database marketing and consulting	28,711	21,299

Total	$245,789	$254,031

Operating Income (Loss):
North American outsourcing	$9,161	$17,635
International outsourcing	(6,526)	(4,141)
Database marketing and consulting	3,264	1,806

Total	$5,899	$15,300

	Balance as of
	March 31, 2003	December 31, 2002
	(in thousands)
Assets:
North American outsourcing	$256,068	$244,767
International outsourcing	193,801	177,383
Database marketing and consulting	119,288	118,438

Total	$569,157	$540,588

Goodwill, net:
North American outsourcing	$11,446	$11,446
International outsourcing	5,180	5,180
Database marketing and consulting	13,361	13,361

Total	$29,987	$29,987

        The following data includes revenues based on the geographic location in which the services are provided:

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Revenues:
United States	$158,594	$164,138
Canada	32,889	33,361
Europe	19,686	18,108
Asia Pacific	22,833	17,624
Latin America	11,787	20,800

Total	$245,789	$254,031

(4)   COMPREHENSIVE INCOME (LOSS)

        The Company's comprehensive income (loss) for the three months ended March 31, 2003 and 2002 was as follows:

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Net income (loss) for the period	$2,765	$(4,779)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	510	(3,831)
Gain on hedging instruments, net of reclassification adjustment	1,276	865
Unrealized holding losses on securities arising during the period, net of reclassification adjustment	—	(110)

Other comprehensive income (loss), net of tax	1,786	(3,076)

Comprehensive income (loss)	$4,551	$(7,855)

(5)   EARNINGS (LOSS) PER SHARE

        Basic earnings per share are computed by dividing the Company's net income (loss) by the weighted average number of common shares outstanding. The impact of any potentially dilutive securities is excluded. Diluted earnings per share are computed by dividing the Company's net income (loss) by the weighted average number of shares and dilutive potential shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Shares used in basic per share calculation	74,117	76,755
Effects of dilutive securities:
Warrants	—	49
Stock options	164	1,792
Restricted stock	250	250

Shares used in diluted per share calculation	74,531	78,846

        For the three months ended March 31, 2003, 11.0 million options to purchase shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three months ended March 31, 2002, basic and diluted weighted average shares are the same as the effect of including common stock equivalents would have been anti-dilutive since the Company reported a net loss.

(6)   STOCK OPTION ACCOUNTING

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

        The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

	Three Months Ended March 31,
	2003	2002
Net income (loss) as reported	$2,765	$(4,779)
Pro forma net income (loss)	$4	$(8,548)
Net income (loss) per share:
Basic—as reported	$0.04	$(0.06)
Diluted—as reported	$0.04	$(0.06)
Basic—pro forma	$—	$(0.11)
Diluted—pro forma	$—	$(0.11)

(7)   DERIVATIVES

        The Company follows the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in other comprehensive income. SFAS 133 requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item and requires that a Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. Based on the criteria established by SFAS No. 133, all of the Company's hedges are deemed effective. While the Company expects that its derivative instruments will continue to meet the conditions for hedge accounting, if hedges did not qualify as highly effective or if the Company did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. The Company does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities, as the counterparties are established, well-capitalized financial institutions.

        At March 31, 2003, the Company has an interest rate swap designated as a cash flow hedge. The Company had a synthetic lease for its headquarters building for which the required lease payments were variable based on LIBOR. In February 2003, the synthetic lease was terminated when the Company purchased the corporate headquarters building for the contractual price of $38.2 million using proceeds from the revolving line of credit ("Revolver"). The repayment terms under the Revolver are identical to that of the synthetic lease. On December 12, 2000, the Company entered into an interest rate swap in which the Company receives LIBOR and pays fixed rate interest of 6.12%. The swap agreement has a notional amount of approximately $38.2 million and has a six-year term. The buyout of the operating lease did not cause a termination of the designation of the interest rate swap as a hedge because at inception the Company designated the swap as a hedge of the floating LIBOR which it continues to pay under the Revolver. As of March 31, 2003, the Company has a derivative liability associated with this swap of $5.1 million, which is reflected in other liabilities in the accompanying condensed consolidated balance sheets.

        The Company's Canadian subsidiary's functional currency is the Canadian dollar. The subsidiary has customer contracts where it is paid in U.S. dollars and the Company has contracted with several commercial banks, at no material cost, to acquire a total of $113.3 million Canadian dollars through January 31, 2005 at a fixed price in U.S. dollars of $71.9 million to hedge its foreign currency risk. During the three months ended March 31, 2003 and 2002, the Company recorded a $1.0 million gain and a $0.4 million loss, respectively, for settled forward contracts in its condensed consolidated statements of operations relating to Canadian dollar forward contracts. As of March 31, 2003, the Company has a derivative asset of $3.7 million associated with foreign exchange contracts, which is reflected in prepaids and other assets in the accompanying condensed consolidated balance sheets.

(8)   RESTRUCTURING CHARGES

        During 2003, the Company accrued and paid $0.4 million of termination benefits for 591 employees at a managed center in Atlanta, Georgia that was shut down in March 2003.

        During 2002, the Company's corporate and North American outsourcing segments recorded restructuring charges associated with the termination of approximately 400 administrative employees and the impairment of a property lease totaling approximately $7.3 million and $0.9 million, respectively. Additionally, the Company's international outsourcing segment recorded a loss on the closure of customer management centers in Spain and Canada of approximately $1.2 million. During the first quarter of 2003, the Company reversed approximately $1.0 million of excess accruals related to these 2002 restructuring events. This reversal of excess accruals offset against the restructuring expense discussed above has been reported as restructuring gain in the accompanying condensed consolidated statements of operations.

        A rollforward of the activity in the above-mentioned restructuring accruals is as follows:

	Closure of CICs	Reduction in Force	Total
	(in thousands)
Balances, December 31, 2001	$3,529	$2,632	$6,161
Expense	1,213	8,243	9,456
Writedown of assets	(1,201)	—	(1,201)
Payments	(1,360)	(4,147)	(5,507)

Balances, December 31, 2002	2,181	6,728	8,909
Expense	384	—	384
Payments	(648)	(2,077)	(2,725)
Reversal of unused balances	(400)	(572)	(972)

Balances, March 31, 2003	$1,517	$4,079	$5,596

        The restructuring accrual is included in other accrued expenses in the accompanying condensed consolidated balance sheets.

(9)   EQUITY INVESTMENT

        The Company had a preferred stock investment in enhansiv holdings, inc. ("EHI"), a company developing a centralized, open architecture, customer management solution. The Company's Chairman and CEO, Kenneth D. Tuchman, along with four outside investors, owned 100% of the common stock of EHI. During the second quarter of 2002, Mr. Tuchman transferred his 55% common stock interest to the Company for no consideration and during the fourth quarter of 2002, the Company purchased the remaining common shares from the outside shareholders for $2.3 million.

        As a preferred stockholder, the Company accounted for its investment in EHI under the equity method of accounting. For the three months ended March 31, 2002, the Company recorded $2.3 million of EHI losses, which are reflected as a separate line item in other income (expense) in the accompanying condensed consolidated statements of operations. The Company began consolidating the results of EHI upon receiving Mr. Tuchman's common shares on May 31, 2002.

(10) CONTINGENCIES

        Legal Proceedings.    From time to time, the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations, financial condition or cash flows.

        Sales and Use Taxes.    The Company has received inquiries from several states regarding the applicability of sales or use taxes to the services primarily provided by its database marketing and consulting segment. The Company is working with the inquiring states to determine what liability exists, if any, in each respective state. The Company believes it will likely have to pay some additional tax as a result of these inquiries, but cannot reasonably quantify the amount. At this time, the Company does not expect the outcome to have a material adverse effect on the Company's financial condition or cash flows. The outcome may have a material adverse effect on the Company's results of operations in the period such charges are recorded.

        Guarantees.    The Company's line of credit is guaranteed by all of the Company's domestic subsidiaries. The senior notes are guaranteed by all of the Company's subsidiaries. A subsidiary operating lease agreement with $2.2 million remaining to be paid to a bank as of March 31, 2003 is guaranteed by another subsidiary.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE PERIODS ENDED MARCH 31, 2003 AND 2002

INTRODUCTION

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. The Company has set forth in its Form 10-K for the year ended December 31, 2002 a detailed discussion of risks and uncertainties relating to the Company's business. The projections and statements contained in these forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The Company's future results of operations and performance are subject to numerous factors including: weakening of the global economy; the Company's reliance on a few major clients; the dependence on the success of our clients' products and services; risks associated with enforcement of its contracts; the Company's ability to obtain financing or maintain compliance with existing debt agreements; the Company's ability to win new business; risk of business interruptions; risks associated with doing business internationally, including foreign currency risk; lower than anticipated customer interaction center capacity utilization; the Company's ability to transition work from high cost centers to lower cost markets; the loss or delay in implementation of a customer management program; the Company's ability to build-out facilities in a timely and economic manner; greater than anticipated competition from new entrants into the customer care market, causing increased price competition or loss of clients; risks associated with cost and price increases; and higher than anticipated start-up costs associated with new business opportunities. Specifically, the Company has experienced, and in the future could experience, quarterly variations in revenues and earnings as a result of a variety of factors, many of which are outside the Company's control, including: the weakening of the global economy; the timing of new contracts; the timing of new product or service offerings or modifications in client strategies; the expiration or termination of existing contracts; the timing of increased expenses incurred to obtain and support new business; and the seasonal pattern of certain of the businesses serviced by the Company. Readers should review this quarterly report in combination with the Company's Form 10-K for the year ended December 31, 2002 and other publicly filed documents, which describe in greater detail these and other important factors that may impact the Company's business, results of operations, financial condition and cash flows. The Company assumes no obligation to update its forward-looking statements to reflect actual results or changes in factors affecting such forward-looking statements.

RESULTS OF OPERATIONS

Three-Month Period Ended March 31, 2003 Compared to March 31, 2002

        Revenues.    Revenues decreased $8.2 million or 3.2% to $245.8 million for the three months ended March 31, 2003 from $254.0 million for the three months ended March 31, 2002. This decrease resulted primarily from a decrease in North American outsourcing revenues partially offset by an increase in database marketing and consulting revenues.

        On a segment basis, revenues from North American outsourcing decreased $12.8 million or 7.2% to $164.3 million for the three months ended March 31, 2003 from $177.1 million for the three months ended March 31, 2002. The decrease in North American outsourcing revenues primarily resulted from the loss of several shared center programs from the prior year, along with a reduction in revenue from the United States Postal Service ("USPS"). In January 2003, the Company announced that the USPS did not renew its relationship with the Company. Services provided to the USPS began to ramp down in the first quarter of 2003 and will cease by the end of the second quarter or early third quarter of 2003. North American outsourcing revenue was also impacted by the adoption of EITF No. 01-09, as discussed below.

        Revenues from international outsourcing decreased $2.8 million or 5.1% to $52.8 million for the three months ended March 31, 2003 from $55.6 for the three months ended March 31, 2002. This decrease primarily resulted from lower revenues in Mexico partially offset by increases in Spain. The reduction in Mexican revenues resulted from the loss or ramp down of several client programs. Spanish revenues increased resulting from an increase in business with an existing customer.

        Database marketing and consulting revenues increased $7.4 million or 34.8% for the three months ended March 31, 2003, primarily due to an increase in active customers in the service reminder business.

        Costs of Services.    Costs of services increased $3.8 million, or 2.2% to $179.4 million for the three months ended March 31, 2003 from $175.5 million for the three months ended March 31, 2002. Costs of services as a percentage of revenues increased from 69.1% for the three months ended March 31, 2002 to 73.0% for the three months ended March 31, 2003. The increase in costs of services as a percentage of revenues is primarily the result of a deterioration of margins in the North American outsourcing segment. North American outsourcing margins have been adversely affected by the launch of a new client program that began during the first quarter of 2002. The terms of the contract contemplated work being transitioned from existing high cost locations to lower labor cost markets over time. Accordingly, the contractual hourly rates to be paid by the client to the Company decline during the first two years of the contract period (eventually leveling off for the remainder of the contract) based on a transition plan. Due to higher call volumes than originally anticipated, the percentage of work transitioned to lower labor cost markets has been less than the original plan contemplated. As a result, costs of services as a percentage of revenue have been negatively impacted. The Company expects the transition plan to be completed during the second half of 2003.

        Selling, General and Administrative.    Selling, general and administrative expenses decreased $0.5 million, or 1.1% to $47.7 million for the three months ended March 31, 2003, from $48.2 million for the three months ended March 31, 2002 primarily resulting from the Company's reductions in force during 2002. Additionally, subsequent to the issuance of the 2002 financial statements, the Company determined that the 2002 bonus would not be paid in full and, accordingly, reversed approximately $1.1 million of bonus accrual from 2002. Selling, general and administrative expenses as a percentage of revenues increased from 19.0% for the three months ended March 31, 2002 to 19.4% for the three months ended March 31, 2003.

        Depreciation and Amortization.    Depreciation and amortization expense decreased $1.6 million, or 10.5% to $13.4 million for the three months ended March 31, 2003 from $14.9 million for the three months ended March 31, 2002. Depreciation and amortization expense as a percentage of revenues decreased to 5.4% for the three months ended March 31, 2003 from 5.9% for the three months ended March 31, 2002. The three months ended March 31, 2003 decreased as a result of the asset impairment recorded during the fourth quarter of 2002 under SFAS No. 144. In addition, the amortization of contract acquisition costs was recorded as amortization expense through March 31, 2002 and after adoption of EITF 01-09, recorded as a reduction of revenues. Prior year results for the three months ended March 31, 2002 have not been restated for the adoption of EITF 01-09, as the impact was immaterial.

        Restructuring Charges.    During the three months ended March 31, 2003, the Company accrued and paid approximately $0.4 million of termination benefits for 591 employees related to the closure of a managed center in Atlanta, Georgia. The work being performed in Atlanta has been transitioned to other Company centers. This was offset by approximately $1.0 million of reversals of excess accruals related to 2002 restructurings.

        Income from Operations.    As a result of the foregoing factors, income from operations decreased $9.4 million from $15.3 million for the three months ended March 31, 2002, to $5.9 million for the three months ended March 31, 2003. Operating income as a percentage of revenues decreased from 6.0% for the three months ended March 31, 2002 to 2.4% for the three months ended March 31, 2003.

        On a segment basis, North American outsourcing income from operations decreased approximately $8.5 million, or 48.1% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The decrease in operating income is primarily attributable to the launch of the new client program launched in 2002, as discussed above. Additionally, the decrease in revenue discussed above contributed to the decrease in operating income. Furthermore, as discussed below and as previously disclosed, the Company anticipates that operating income, absent the ability to win new business, will be adversely affected beginning in 2004 when certain minimum commitments from Verizon begin to expire. To mitigate and offset these trends, management is working to win new business, complete the transition of the new client program to lower labor cost markets, improve operating efficiencies and lower costs. However, no assurance can be given that the Company will be successful in these efforts.

        International outsourcing loss from operations increased approximately $2.4 million, or 57.6% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The increase in operating loss was the result of degradation in Latin America and Asia Pacific results, partially offset by improvements in Europe. The Latin America loss was primarily driven by lower revenues in Mexico, which is discussed above. The decrease in operating income in Asia Pacific was primarily the result of pricing pressure in Australia and the resulting impact on margins. The improvement in Europe was driven by increased revenue in Spain (as discussed above) along with exiting several unprofitable client programs. In order to reverse the trend in the International outsourcing segment, the Company's plan is to win new client business to fill excess capacity and lower costs in certain markets. While management is working on both of these efforts, no assurance can be given that the Company will be successful in these endeavors.

        Database marketing and consulting income from operations increased $1.5 million, or 80.7% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The increase in income from operations resulted from the increase in revenue discussed above. The Company's ability to continue these trends are based on growing existing customer relationships as well as developing new ones. Additionally, the impact of the sales and use tax inquiries mentioned above could impact future operating results. There is no assurance that the Company will be able to maintain both the revenue and operating income growth in this segment.

        Other Income (Expense).    Other Expense decreased $3.1 million to $0.9 million for the three months ended March 31, 2003 compared to $4.0 million for the three months ended March 31, 2002. This decrease primarily resulted from the Company recording losses on its equity investment in EHI of $2.3 million for the three months ended March 31, 2002 without a similar charge during 2003. In addition, the Company recorded a transaction gain of $1.0 million related to Canadian dollar forward contracts settled in the three months ended March 31, 2003 compared to a loss of $0.4 million in the three months ended March 31, 2002. The transaction gains (losses) are offset by corresponding increases (decreases) in operating expenses.

        Income Taxes.    The Company's effective tax rate for the three months ended March 31, 2003 was 39.0% compared to 39.5% for the three months ended March 31, 2002.

        Cumulative Effect of Change in Accounting Principle.    Upon adoption of SFAS No. 142 in the first quarter of 2002, the Company recorded an impairment of approximately $11.5 million related to the goodwill of its Latin American reporting unit. The impairment was determined by comparing the implied fair value of Latin American goodwill to its carrying value. The impairment loss was due to a significant anticipated decline in the reporting unit's performance in 2002 and the impact of that decline on expected future cash flows.

        Net Income (Loss).    As a result of the foregoing factors, the Company recorded $2.8 million of net income for the three months ended March 31, 2003 compared to a $4.8 million net loss for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2003, the Company had cash and cash equivalents of $117.8 million compared to $144.8 million at December 31, 2002. The decrease of $27.0 million from December 31, 2002, primarily resulted from working capital uses in accounts receivable and accrued employee compensation, as well as capital expenditures. The Company's days sales outstanding ("DSOs") increased from 49 days at December 31, 2002 to 56 days at March 31, 2003. While management cannot predict DSOs on a quarter-to-quarter basis, it does consider 49 days to be unusually low and 56 days to be in a more normal range given its domestic vs. international revenue mix. Net cash used in operating activities was $15.4 million for the three months ended March 31, 2003 compared to $17.9 million for the three months ended March 31, 2002.

        Cash used in investing activities was $49.5 million for the three months ended March 31, 2003 compared to $9.6 million for the three months ended March 31, 2002. For the three months ended March 31, 2003, the Company had capital expenditures of $46.6 million compared to $9.0 million for the three months ended March 31, 2002. In February 2003, the Company purchased its corporate headquarters building for $38.2 million, which was previously under a synthetic lease using proceeds from its revolving line of credit. In March 2003, the Percepta board of directors approved distributions of $2.0 million to the joint venture partners. As a result, $0.9 million was distributed to Ford Motor Company as the minority shareholder of the joint venture.

        Cash provided by financing activities was $37.2 million for the three months ended March 31, 2003 as compared to cash used in financing activities of $3.0 million for the three months ended March 31, 2002. Excluding the $39.0 million in borrowings under the line of credit, the cash used in financing activities for 2003 and 2002 was primarily related to repayments of debt and capital leases, as well as the purchase of treasury stock. In December 2002, the Company's Board of Directors authorized the continuation of a previous repurchase program authorizing the purchase of up to an additional $25 million of the Company's stock. Through March 31, 2003, the Company had purchased less than $0.1 million of its common stock under the new repurchase program.

        Historically, capital expenditures have been, and future capital expenditures are anticipated to be, primarily for the development of customer interaction centers, technology deployment and systems integrations. The level of capital expenditures incurred in 2003 will be dependent upon new client contracts obtained by the Company and the corresponding need for additional capacity. In addition, if the Company's future growth is generated through facilities management contracts, the anticipated level of capital expenditures could be reduced. The Company currently expects total capital expenditures in 2003 to be approximately $40 million to $50 million, excluding the purchase of its corporate headquarters building. The Company expects its capital expenditures will be used primarily to open several new non-U.S. customer interaction centers, maintenance capital for existing centers and internal technology projects. Such expenditures are expected to be financed with internally generated funds, existing cash balances and borrowings under the revolving credit agreement.

        The Company has a revolving credit agreement (the "Revolver") with a syndicate of five banks. Under the terms of the Revolver, the Company may borrow up to $85 million with the ability to increase the borrowing limit by an additional $50 million (subject to bank approval) within three years from the closing date of the Revolver (October 2002). The Revolver matures on December 28, 2006 at which time a balloon payment for the principal amount is due, however, there is no penalty for early prepayment. The Revolver bears interest at a variable rate based on LIBOR. The interest rate will also vary based on Company leverage ratios. At March 31, 2003 the interest rate was 2.625% per annum. The Revolver is unsecured but is guaranteed by all of the Company's domestic subsidiaries. At March 31, 2003, $39.0 million was drawn under the Revolver. A significant restrictive covenant under the Revolver requires the Company to maintain a minimum fixed charge coverage ratio as defined in the agreement.

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

        In April 2003, the Company announced a joint venture agreement with Bharti Enterprises Limited ("Bharti") to provide in-country and offshore customer management solutions in India. Under terms of the agreement, the Company and Bharti will participate in a joint venture known as TeleTech Services India Private Limited ("TeleTech India"). The Company and Bharti will initially each have a 50% ownership interest in TeleTech India with the Company having the ability to acquire up to 80% of the venture. The Company anticipates funding between $2.0 million and $5.0 million over the next 12 months related to TeleTech India.

        As previously mentioned, the Company's contract with the USPS was not renewed and, accordingly, will cease providing services to the USPS from its Kansas City customer management center by mid 2003. As a result, the Company is evaluating alternative uses for that location, such as locating new or existing business to the facility. If the Company were to decide to close the facility, it would incur a charge primarily for asset impairments and lease obligations of approximately $5.0 million to $7.0 million.

        Management believes the cash on hand, anticipated cash flows from operations and availability under the Revolver are sufficient to fund planned operations for the foreseeable future.

        At March 31, 2003, the Company had the following contractual obligations (amounts in thousands):

Contractual Obligations	Less than 1 year	2-3 years	4-5 years	Over 5 years	Total
Long-term debt and Senior Notes(1)	$1,455	$26,782	$28,376	$20,702	$77,315
Capital lease obligations(1)	2,057	458	—	—	2,515
Line of credit(1)	—	—	39,000	—	39,000
Operating lease commitments(2)	36,381	46,930	31,295	92,968	207,574

Total	$39,893	$74,170	$98,671	$113,670	$326,404

(1)
Reflected on accompanying condensed consolidated balance sheets.

(2)
Not reflected on accompanying condensed consolidated balance sheets.

CLIENT CONCENTRATIONS

        The Company's five largest clients accounted for 52.5% and 48.6% of its revenues for the three months ended March 31, 2003 and 2002, respectively. In addition, these five clients accounted for an even greater proportional share of the Company's consolidated earnings. The profitability of these clients varies greatly based upon the specific contract terms with any particular client, and the relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis. The risk of this concentration is mitigated, in part, by the long-term contracts the Company has with its largest clients. The contracts with these clients expire between 2003 and 2010. Additionally, a particular client can have multiple contracts with different expiration dates. Although the Company has historically renewed its contracts with its largest customers, there is no assurance that future contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts. As with any contract driven business, the Company does experience contracts not being renewed in the normal course of its operations. In these circumstances, the Company pursues several alternatives to mitigate the impact including replacing the business with new contracts, improving operating margins through greater efficiencies and achieving other cost reductions.

        As previously discussed, the USPS did not renew their relationship with the Company. Services provided to the USPS will ramp down during the first half of 2003. Revenues from the USPS totaled $55.7 million, $58.8 million and $62.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. The loss of the USPS is not expected to have a material adverse effect on the Company's operations, financial position or cash flows.

        Under the terms of the original contract with Verizon relating to its CLEC business, there were certain minimum monthly volume commitments at pre-determined hourly billing rates ("Minimum Commitments"). As previously announced, when the CLEC work was redirected to other Verizon business units during 2001, Verizon continued to honor the contractual terms of its Minimum Commitments. While the terms negotiated by these business units were generally at lower hourly billing rates than the Minimum Commitments, Verizon has continued to meet its financial obligations associated with Minimum Commitments. In some instances, volume associated with new work is also offset against the Minimum Commitments. In addition, certain Minimum Commitments were bought out with cash and these settlement payments have been amortized over the life of such Minimum Commitments. With the renewal of the Verizon Wireless contract in December 2002, and assuming business volume continues at its current rate, the Company's expectation is that the Minimum Commitments will be satisfied and, accordingly, expire between 2003 and 2005. The amount of Minimum Commitments satisfied by Verizon in excess of the payments attributed to the new work, together with amortized settlement payments, was $33 million in 2002. It is expected that this amount will decline to approximately $30 million in 2003, $8 million in 2004, and will decrease further thereafter. The loss of the Minimum Commitments is not expected to have a material adverse effect on the Company's 2003 operating results, financial position or cash flows. The anticipated decline could have an adverse affect on the Company's operating results in 2004 unless the profits earned from the Minimum Commitments are replaced with other business of comparable profitability, margins are improved through greater operating efficiencies, and other cost reductions are achieved, all of which are being pursued by management. However, no assurance can be given that the Company will be successful in these efforts.

Critical Accounting Policies

        The Company has identified the policies below as critical to its business and results of operations. The impact and any associated risks related to these policies on the Company's business is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2002.

        Revenue Recognition.    The revenue recognition policy is significant because revenue is a key component of operating results. The Company carefully evaluates the terms of each contract. The

Company recognizes revenue at the time services are performed. In certain circumstances, the Company receives payment in advance of providing service. Accordingly, amounts billed but not earned under these contracts are excluded from revenue and included in customer advances and deferred income.

        Derivatives.    Mitigating economic risk associated with changes in foreign currencies is important to the Company. The ability to qualify for hedge accounting allows the Company to match the gains and losses from changes in the fair market value of the derivative securities used for hedging activities with the operating results being hedged. While the Company expects that its derivative instruments will continue to meet the conditions for hedge accounting, if the hedges did not qualify as highly effective or if the Company did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. The Company does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities, as the counterparties are established, well-capitalized financial institutions.

        Foreign Currency Translation. A substantial amount of the Company's operations are conducted outside of the United States. The assets and liabilities of the Company's foreign subsidiaries, whose functional currency is other than the U.S. dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income, but is accumulated as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in determining net income. Intercompany loans are generally treated as permanently invested as settlement is not planned or anticipated in the foreseeable future.

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

        Income Taxes.    The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Gross deferred tax assets then may be reduced by a valuation allowance for amounts that do not satisfy the realization criteria of SFAS No. 109. The realization of deferred tax assets is dependent upon future taxable income. Management judgment has been used in forecasting future taxable income.

        Goodwill.    The Company accounts for goodwill under the provisions of SFAS No 142, "Goodwill and Other Intangible Assets." SFAS No. 142 states that goodwill is not to be amortized, but rather tested annually for impairment. The realizability of goodwill is dependent upon generating sufficient future cash flows. Management judgment has been used in forecasting future cash flows.

        Restructuring and Impairment Charges.    The Company periodically assesses the profitability and utilization of its customer management centers along with the overall profitability of the Company. As a result, the Company has historically chosen to close under-performing centers and make reductions in force to enhance future profitability. Under the previous accounting guidance, the Company recorded the anticipated charges at the time a plan was approved by management or the Board of Directors. On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of upon commitment to a plan. Additionally, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," contains a broadened definition of discontinued operations. It is possible that future exit or disposal activities of the Company could be classified as a discontinued operation which would require restatement of historical financial statements. The Company adopted SFAS No. 144 effective January 1, 2002. The recoverability of long-lived assets is dependent upon the Company's ability to generate sufficient future cash flow. Management judgment has been used in forecasting future cash flows.

NEW ACCOUNTING PRONOUNCEMENTS

        On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The adoption of this pronouncement did not have a material impact on the Company.

        On January 1, 2003, the Company adopted SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which eliminated inconsistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this pronouncement did not have a material impact on the Company.

        On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which specifies that a liability for a cost associated with an exit or disposal activity be recognized at the date of an entity's commitment to an exit plan. The adoption of this pronouncement did not have a material impact on the Company.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also required that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The Company has implemented all required disclosures of SFAS No. 148. The Company has not transitioned to a fair value method of accounting for stock-based employee compensation.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of an entity's expected losses, receives a majority of an entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in an entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The Company did not have any variable interest entities as of March 31, 2003.

        In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Company has not determined what impact, if any, the impact of SFAS No. 149 will have on the Company's results of operations, financial condition or cash flows.

        In April 2003, the FASB decided to require all companies to expense the fair value of employee stock options by no later than 2005. While the FASB has decided in principle to measure compensation at the date of grant, no guidance has been given as to how the cost of employee stock options should be measured. SFAS No. 123 requires use of an option-pricing model to determine fair value, such as Black-Scholes. The FASB plans to issue an exposure draft later this year that will provide more guidance.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FOR THE PERIOD ENDED MARCH 31, 2003

        Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in U.S. interest rates, LIBOR and foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to its normal operating and funding activities. As of March 31, 2003, the Company has entered into forward financial instruments to manage and reduce the impact of changes in foreign currency rates with several financial institutions. The Company has also entered into an interest rate swap agreement to manage its cash flow risk on the portion of the revolving line of credit used to purchased the corporate headquarters building as interest is variable based upon LIBOR.

Interest Rate Risk

        The interest on the Company's line of credit is variable based upon LIBOR and, therefore, affected by changes in market interest rates. At March 31, 2003, there was $39.0 million outstanding on the line of credit. If LIBOR increased 10%, there would be no impact to the Company due to the related interest rate swap as previously discussed.

Foreign Currency Risk

        The Company has wholly owned subsidiaries in Argentina, Australia, Brazil, Canada, China, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore, and Spain. Revenues and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in the exchange rate may positively or negatively affect the Company's revenues and net income attributed to these subsidiaries. For the three months ended March 31, 2003, revenues from non-U.S. countries represented 35.5% of consolidated revenues.

        The Company has contracted with several commercial banks at no material cost, to acquire a total of $113.3 million Canadian dollars through January 31, 2005 at a fixed price in U.S. dollars of $71.9 million. The Company has a derivative asset of $3.7 million associated with foreign exchange contracts. If the U.S./Canadian dollar exchange rate were to increase 10% from period-end levels, the Company would not incur a material loss on the contract.

Item 4.

Controls and Procedures

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings relating to the Company (including its consolidated subsidiaries). There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        From time to time, the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations, financial condition or cash flows.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit No.	Exhibit Description
99.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
  (b)
  Reports on Form 8-K

      TeleTech's Current Report on Form 8-K filed January 29, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC. (Registrant)
Date: May 13, 2003	By:	/s/ KENNETH D. TUCHMAN Kenneth D. Tuchman Chairman and Chief Executive Officer
Date: May 13, 2003	By:	/s/ DENNIS J. LACEY Executive Vice President and Chief Financial Officer

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

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003
/s/ KENNETH D. TUCHMAN Kenneth D. Tuchman Chairman and Chief Executive Officer

CERTIFICATIONS

I, Dennis J. Lacey, Chief Financial Officer of TeleTech Holdings, Inc., certify that:

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

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003
/s/ DENNIS J. LACEY Dennis J. Lacey Executive Vice President and Chief Financial Officer