Form 10-Q
period 2003-06-30
TELETECH HOLDINGS INC
filed 2003-08-14
CIK 1013880

Use these links to rapidly review the document
TELETECH HOLDINGS, INC. AND SUBSIDIARIES FORM 10-Q INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
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

        Indicate by check mark if an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒    NO ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 11, 2003
Common Stock, par value $.01 per share	74,193,804

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

Item 1.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share amounts)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104,994	$144,792
Accounts receivable, net	163,608	137,598
Prepaids and other assets	28,374	18,890
Income taxes receivable	12,554	14,318
Deferred tax asset	6,089	11,633

Total current assets	315,619	327,231
PROPERTY AND EQUIPMENT, net	153,742	123,093
OTHER ASSETS:
Goodwill, net	29,987	29,987
Contract acquisition costs, net	18,671	20,768
Deferred tax asset	4,859	17,067
Other assets	25,838	22,442

Total assets	$548,716	$540,588

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,547	$19,995
Accrued employee compensation and benefits	52,594	54,076
Other accrued expenses	20,444	22,111
Customer advances and deferred income	29,477	35,479
Current portion of long-term debt and capital lease obligations	2,626	4,673

Total current liabilities	130,688	136,334
Capital lease obligations	582	524
Senior notes	75,000	75,000
Line of credit	39,000	—
Other long-term debt	544	1,060
Other liabilities	11,381	7,934

Total liabilities	257,195	220,852

MINORITY INTEREST	11,247	13,577

STOCKHOLDERS' EQUITY:
Stock purchase warrants	5,100	5,100
Common stock; $.01 par value; 150,000,000 shares authorized; 74,193,804 and 74,124,416 shares, respectively, issued and outstanding	742	740
Additional paid-in capital	193,998	193,954
Deferred compensation	(874)	(1,184)
Note receivable from stockholder	(161)	(224)
Accumulated other comprehensive loss	(12,224)	(26,855)
Retained earnings	93,693	134,628

Total stockholders' equity	280,274	306,159

Total liabilities and stockholders' equity	$548,716	$540,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
				(Restated See Note 2)
REVENUES	$239,995	$253,685	$485,784	$507,716

OPERATING EXPENSES:
Costs of services	172,380	178,894	349,337	354,439
Selling, general and administrative expenses	58,308	48,249	107,484	96,496
Depreciation and amortization	14,489	13,687	27,863	28,626
Restructuring charges, net	1,741	5,201	1,153	5,201
Impairment loss	6,955	—	6,955	—

Total operating expenses	253,873	246,031	492,792	484,762

INCOME (LOSS) FROM OPERATIONS	(13,878)	7,654	(7,008)	22,954

OTHER INCOME (EXPENSE):
Interest, net	(2,111)	(1,195)	(3,294)	(2,265)
Share of losses on equity investment	—	(1,231)	—	(3,562)
Other	(2,900)	958	(3,624)	315

	(5,011)	(1,468)	(6,918)	(5,512)

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(18,889)	6,186	(13,926)	17,442
Provision for income taxes	24,520	2,443	26,456	6,887

INCOME (LOSS) BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(43,409)	3,743	(40,382)	10,555
Minority interest	(291)	170	(553)	120

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(43,700)	3,913	(40,935)	10,675
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (see Note 2)	—	—	—	(11,541)

NET INCOME (LOSS)	$(43,700)	$3,913	$(40,935)	$(866)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	74,157	77,335	74,137	77,045
Diluted	74,157	78,948	74,137	77,045
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER SHARE:
Basic	$(0.59)	$0.05	$(0.55)	$0.14
Diluted	$(0.59)	$0.05	$(0.55)	$0.14
NET INCOME (LOSS) PER SHARE:
Basic	$(0.59)	$0.05	$(0.55)	$(0.01)
Diluted	$(0.59)	$0.05	$(0.55)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,935)	$(866)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	11,541
Depreciation and amortization	27,863	28,626
Amortization of acquired contract costs	2,097	1,155
Minority interest	553	(120)
Bad debt expense	2,015	2,385
Gain on sale of securities	—	(174)
Deferred taxes	21,518	616
Share of losses on equity investment	—	3,562
Gain on derivatives	(3,220)	(139)
Tax benefit from stock option exercises	—	393
Impairment loss	6,955	—
Loss on disposal of assets	705	—
Changes in assets and liabilities:
Accounts receivable	(25,394)	(21,798)
Prepaids and other assets	(8,068)	(15,644)
Accounts payable and accrued expenses	12,146	7,101
Customer advances and deferred income	(6,002)	1,612

Net cash provided by (used in) operating activities	(9,767)	18,250

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(58,291)	(16,832)
Proceeds from sale of available-for-sale securities	—	1,046
Payment to minority shareholder	(1,800)	—
Capitalized software costs	(2,747)	(2,532)
Net decrease in short-term investments	23	1,524
Other	—	(154)

Net cash used in investing activities	(62,815)	(16,948)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	39,000	128
Payments on long-term debt and capital lease obligations	(2,724)	(2,932)
Proceeds from exercise of stock options	—	3,898
Proceeds from employee stock purchase plan	766	1,056
Purchase of treasury stock	(720)	(2,074)

Net cash provided by financing activities	36,322	76

Effect of exchange rate changes on cash	(3,538)	(375)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(39,798)	1,003
CASH AND CASH EQUIVALENTS, beginning of period	144,792	95,430

CASH AND CASH EQUIVALENTS, end of period	$104,994	$96,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(1) OVERVIEW AND BASIS OF PRESENTATION

Overview

        TeleTech Holdings, Inc. ("TeleTech" or the "Company") is a global provider of customer management services for multi-national companies in the United States, Argentina, Australia, Brazil, Canada, China, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore and Spain. Customer management encompasses a wide range of customer acquisition, retention and satisfaction programs designed to maximize the value of the relationship between the Company's clients and their customers.

Basis of Presentation

        The accompanying unaudited Condensed Consolidated Financial Statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The Condensed Consolidated Financial Statements reflect all adjustments (consisting of only normal recurring entries) which, in the opinion of management, are necessary to present fairly the financial position at June 30, 2003, and the results of operations and cash flows of the Company and its subsidiaries for the three and six months ended June 30, 2003 and 2002. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

        The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Footnotes thereto included in the Company's Report on Form 10-K for the year ended December 31, 2002. Certain 2002 amounts have been reclassified to conform to 2003 presentation.

(2) EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        On January 1, 2002, the Company adopted Statement on Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 provides guidance on the accounting for goodwill and other intangibles, specifically relating to identifying and allocating the purchase price in business combinations to specific identifiable intangible assets. Additionally, SFAS No. 142 provides guidance for the amortization of identifiable intangible assets and states that goodwill shall not be amortized, but rather tested for impairment, at least annually, using a fair value approach. In connection with the adoption of SFAS No. 142 in the first quarter of 2002, the Company recorded a transitional impairment of approximately $11.5 million related to the goodwill of its Latin American reporting unit. The impairment is reflected as the cumulative effect of a change in accounting principle in the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2002. The Company has restated the six months ended June 30, 2002 to properly reflect no tax effect on the cumulative effect of change in accounting principle as further discussed in Note 14 to the Company's Financial Statements included in its Report on Form 10-K for the year ended December 31, 2002.

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

        On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which specifies that a liability for the cost associated with an exit or disposal activity be recognized at the date of an entity's commitment to an exit plan. The adoption of this pronouncement did not have a material impact on the Company.

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

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of an entity's expected losses, receives a majority of an entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in an entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The Company did not have any material variable interest entities as of June 30, 2003.

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

(3) SEGMENT INFORMATION

        The Company classifies its business activities into three fundamental segments: North American Outsourcing, International Outsourcing, and Database Marketing and Consulting. These segments are consistent with the Company's management of the business and reflect its internal financial reporting structure and operating focus. North American and International Outsourcing provide comprehensive customer management services. North American Outsourcing consists of customer management services provided to United States' and Canadian clients while International Outsourcing consists of all other countries. Database Marketing and Consulting provide outsourced database management, direct marketing and related customer retention services for automobile dealerships and manufacturers. All intercompany transactions between the reported segments for the periods presented have been eliminated.

        As discussed further in Management's Discussion and Analysis, it is a significant Company strategy to leverage the lower cost opportunities offered by certain international countries. Accordingly, the Company provides services to certain U.S. clients from customer management centers in Canada, Latin America and the Philippines. Under this arrangement, while the U.S. subsidiary bills and collects from the end client, the U.S. subsidiary also enters into a contract with the foreign subsidiary to reimburse the foreign subsidiary for their costs plus a reasonable profit. As a result, a portion of the profits from these client contracts are recorded in the U.S. while a portion are recorded in the foreign location. For U.S. clients being fulfilled from Canadian locations or the Philippines, which represents the majority of these arrangements, the profits all remain within the North American Outsourcing segment. For U.S. clients being fulfilled from other countries, a portion of the profits are reflected in the International Outsourcing segment. For the six months ended June 30, 2003, approximately $0.9 million of operating income in the International Outsourcing segment was generated from these arrangements. There are also situations where certain foreign subsidiaries will contract with other foreign subsidiaries to fulfill client contracts. In these situations, while the profits are partially recorded in each country, on a segment basis they are all reflected in the International Outsourcing segment.

        In January 2003, the Company adopted the practice of allocating corporate operating expenses to segments based upon the segments' respective pro rata percentage of consolidated revenues. Prior to January 1, 2003, corporate operating expenses were shown as a separate segment. The information as of December 31, 2002 and for the three and six months ended June 30, 2002 has been restated to reflect this change.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Revenues:
North American outsourcing	$151,987	$177,304	$316,095	$354,440
International outsourcing	62,421	53,189	115,391	108,785
Database marketing and consulting	25,587	23,192	54,298	44,491

Total	$239,995	$253,685	$485,784	$507,716

Income (Loss) from Operations:
North American outsourcing	$(2,915)	$9,507	$7,098	$27,115
International outsourcing	(10,694)	(4,096)	(17,146)	(8,206)
Database marketing and consulting	(269)	2,243	3,040	4,045

Total	$(13,878)	$7,654	$(7,008)	$22,954

Depreciation and Amortization (included in Operating Income above):
North American outsourcing	$8,220	$8,267	$15,758	$17,512
International outsourcing	3,775	3,670	7,222	7,578
Database marketing and consulting	2,494	1,750	4,883	3,536

Total	$14,489	$13,687	$27,863	$28,626

	Balance as of
	June 30, 2003	December 31, 2002
	(in thousands)
Assets:
North American outsourcing	$239,803	$244,767
International outsourcing	197,434	177,383
Database marketing and consulting	111,479	118,438

Total	$548,716	$540,588

Goodwill, net:
North American outsourcing	$11,446	$11,446
International outsourcing	5,180	5,180
Database marketing and consulting	13,361	13,361

Total	$29,987	$29,987

        The following table includes revenues based on the geographic location in which the services are provided:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Revenues:
United States	$135,374	$165,809	$287,391	$329,946
Canada	39,895	33,342	78,552	66,703
Europe	24,713	15,291	44,399	33,399
Asia Pacific	28,058	23,245	51,700	44,046
Latin America	11,955	15,998	23,742	33,622

Total	$239,995	$253,685	$485,784	$507,716

(4) COMPREHENSIVE INCOME (LOSS)

        The Company's comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Net income (loss) for the period	$(43,700)	$3,913	$(40,935)	$(866)
Other comprehensive income (loss):
Foreign currency translation adjustment	12,223	434	12,733	(3,397)
Gain on hedging instruments, net of reclassification adjustment and taxes	622	(383)	1,898	482
Unrealized holding losses on securities arising during the period, net of reclassification adjustment and taxes	—	(341)	—	(451)

Other comprehensive income (loss), net of tax	12,845	(290)	14,631	(3,366)

Comprehensive income (loss)	$(30,855)	$3,623	$(26,304)	$(4,232)

        At June 30, 2003, accumulated comprehensive loss consists of $11.2 million and $1.0 million of foreign currency translation adjustments and derivative valuation, respectively.

(5) EARNINGS (LOSS) PER SHARE

        Basic earnings (loss) per share are computed by dividing the Company's net income (loss) by the weighted average number of common shares outstanding. The impact of any potentially dilutive securities is excluded. Diluted earnings per share are computed by dividing the Company's net income (loss) by the weighted average number of shares and dilutive potential shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Shares used in basic per share calculation	74,157	77,335	74,137	77,045
Effects of dilutive securities:
Stock options	—	1,363	—	—
Restricted stock	—	250	—	—

Shares used in diluted per share calculation	74,157	78,948	74,137	77,045

        For the three and six months ended June 30, 2003, 10.2 million and 9.6 million options, respectively, to purchase shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three and six months ended June 30, 2002, 4.2 million and 3.9 million options, respectively, were excluded from the computation of diluted earnings per share because the impact would have been anti-dilutive. The Company has also excluded the impact of outstanding warrants as the impact was anti-dilutive for all periods presented.

(6) DEBT

        The Company has a revolving line of credit with a syndicate of five banks (the "Revolver"). Under the terms of the Revolver, the Company may borrow up to $85.0 million with the ability to increase the borrowing limit by an additional $50.0 million (subject to bank approval) within three years from the closing date of the Revolver (October 2002). The Revolver matures on December 28, 2006 at which time a balloon payment for the principal amount is due, however, there is no penalty for early prepayment. The Revolver bears interest at a variable rate based on LIBOR. The interest rate will also vary based on the Company leverage ratios (as defined in the agreement). At June 30, 2003 the interest rate was 2.5% per annum. The Revolver is unsecured but is guaranteed by all of the Company's domestic subsidiaries. At June 30, 2003, $39.0 million was drawn under the Revolver. A significant restrictive covenant under the Revolver requires the Company to maintain a minimum fixed charge coverage ratio as defined in the agreement.

        The Company also has $75.0 million of Senior Notes which bear interest at rates ranging from 7.0% to 7.4% per annum. Interest on the Senior Notes is payable semi-annually and principal payments commence in October 2004 with final maturity in October 2011. A significant restrictive covenant under the Senior Notes requires the Company to maintain a minimum fixed charge coverage ratio. Additionally, in the event the Senior Notes were to be repaid in full prior to maturity, the Company would have to remit a "make whole" payment to the holders of the Senior Notes. As of June 30, 2003, the make whole payment is approximately $11.9 million.

        During the second quarter of 2003, the Company was not in compliance with the minimum fixed charge coverage ratio and minimum consolidated net worth covenants under the Revolver and the fixed charge coverage ratio and consolidated adjusted net worth covenants under the Senior Notes. The Company has worked with the lenders to successfully amend both agreements bringing the Company back into compliance. While the Revolver and Senior Notes had subsidiary guarantees, they were not secured by the Company assets. In connection with obtaining the amendments, the Company has agreed to securitize the Revolver and Senior Notes with a majority of the Company's domestic assets. As part of the securitization process, the two lending groups need to execute an intercreditor agreement. If an intercreditor agreement is not in place by September 30, 2003, the lenders could declare the Revolver and Senior Notes in default. The lenders and the Company believe they will be able to execute the intercreditor agreement by September 30, 2003. However, no assurance can be given that the parties will be successful in these efforts. Additionally, the interest rates that the Company pays under the Revolver and Senior Notes will increase as well under the amended agreements. The Company believes that annual interest expense will increase by approximately $2.0 million a year from current levels under the Revolver and Senior Notes as amended. The Company believes that based on the amended agreements it will be able to maintain compliance with the financial covenants. However, there is no assurance that the Company will maintain compliance with financial covenants in the future and, in the event of a default, no assurance that the Company will be successful in obtaining waivers or future amendments.

(7) INCOME TAXES

        The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. When circumstances warrant, the Company assesses the likelihood that its net deferred tax assets will more likely than not be recovered from future projected taxable income. Management judgment has been used in forecasting future taxable income.

        During the second quarter of 2003, the Company updated its analysis of the recoverability of its deferred tax asset due to a change in facts and circumstances. While the Company had reported net losses during 2002 and 2001, management believed they were primarily due to site closures, restructurings and adjusting assets to their net realizable value, and that operating results were profitable without such charges. Further, management expected 2003 and future operations to return to profitability. During the second quarter of 2003, the Company again incurred a net loss. The net loss was the result of both core operating results along with charges for site closures, restructurings and asset recoverability. These represent a different set of facts and circumstances from year-end and, accordingly, the Company determined that it was appropriate under current circumstances to record a valuation allowance for its deferred tax asset.

        SFAS 109 provides for the weighing of positive and negative evidence in determining whether it is more likely than not that a deferred tax asset is recoverable. The Company also prepared a forecast of future taxable income, including domestic and international operating results and the reversal of existing temporary differences between income recognized under generally accepted accounting principles and income for federal income tax reporting purposes. Relevant accounting guidance suggests that a recent history of cumulative losses constitutes significant negative evidence, and that future expectations about taxable income are overshadowed by such recent losses. Accordingly, the expectations of future taxable income would generally be limited to no more than two or three years for generating sufficient income to recover deferred tax assets. Based on the Company's evaluation of positive and negative evidence, along with forecasted taxable income (loss) over the next two to three years, management determined to establish a valuation allowance of $31.9 million.

        As of June 30, 2003, after recording the valuation allowance, the Company has approximately $4.9 million of unreserved deferred tax assets related to its consolidated U.S. federal income tax return. That balance represents the amount of taxes recoverable from an available operating loss carryback. Management believes that the unreserved deferred tax asset should not exceed the amount of available carryback until facts and circumstances change and support a different position. Accordingly, for those entities that are part of the consolidated U.S. federal income tax return, the tax expense or benefit that would be derived from multiplying their effective tax rate by the book income or loss before taxes will be offset by an equal amount of increase or decrease in the deferred tax valuation allowance. As a result, income tax expense or benefit will be $0 for those entities.

        The Company has approximately $6.0 million of net deferred tax assets related to certain international countries that could become impaired if future profitability does not improve.

        An analysis of tax expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Income (loss) before taxes	$(18,889)	$6,186	$(13,926)	$17,442
Effective tax rate	38.9%	39.5%	38.8%	39.5%

Tax expense (benefit)	(7,341)	2,443	(5,405)	6,887
Tax expense for establishing deferred tax valuation allowance	31,861	—	31,861	—

Tax expense, net	$24,520	$2,443	$26,456	$6,887

(8) STOCK OPTION ACCOUNTING

        The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the company's employee stock options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation" ("SFAS 123"), establishes an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company elected not to adopt SFAS 123 for expense recognition purposes.

        The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) as reported	$(43,700)	$3,913	$(40,935)	$(866)
Pro forma net income (loss)	$(46,700)	$1,273	$(47,835)	$(6,932)
Net income (loss) per share:
Basic—as reported	$(0.59)	$0.05	$(0.55)	$(0.01)
Diluted—as reported	$(0.59)	$0.05	$(0.55)	$(0.01)
Basic—pro forma	$(0.63)	$0.02	$(0.65)	$(0.09)
Diluted—pro forma	$(0.63)	$0.02	$(0.65)	$(0.09)

(9) DERIVATIVES

        The Company follows the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in other comprehensive income. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results of the hedged item and requires that a Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. Based on the criteria established by SFAS No. 133, all of the Company's hedges consisting of an interest rate swap and foreign currency options and exchange contracts are deemed effective. While the Company expects that its derivative instruments will continue to meet the conditions for hedge accounting, if the hedges did not qualify as highly effective or if the Company did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. The Company does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities, as the counterparties are established, well-capitalized financial institutions.

        At June 30, 2003, the Company has an interest rate swap designated as a cash flow hedge. The Company had a synthetic lease for its headquarters building for which the required lease payments were variable based on LIBOR. In February 2003, the synthetic lease was terminated when the Company purchased the corporate headquarters building for the contractual price in the synthetic lease of $38.2 million using proceeds from the revolving line of credit ("Revolver"). The repayment terms under the Revolver are identical to that of the synthetic lease. On December 12, 2000, the Company entered into an interest rate swap in which the Company receives LIBOR and pays fixed rate interest of 6.12%. The swap agreement has a notional amount of approximately $38.2 million and has a six-year term. The purchase of the corporate headquarters building did not cause a termination of the designation of the interest rate swap as a hedge because at inception the Company designated the swap as a hedge of the floating LIBOR which it continues to pay under the Revolver. As of June 30, 2003, the Company has a derivative liability associated with this swap of approximately $5.4 million, which is reflected in other liabilities in the accompanying condensed consolidated balance sheets. In the event that the Company wanted to terminate the swap, the above mentioned liability would have to be settled with cash and a charge to operations recorded over the remaining life of the debt. Likewise, if the Company repaid the associated Revolver balance, the hedge would no longer be effective and a corresponding charge to operations would be recorded.

        The Company's Canadian subsidiary's functional currency is the Canadian dollar which is used to pay labor and other operating costs in Canada. However, the subsidiary has customer contracts where it is paid in U.S. dollars and the Company has contracted with several commercial banks at no material cost, to acquire, under forward exchange contracts and options, a total of $117.1 million Canadian dollars through May 2005 at a fixed price in U.S. dollars of $76.4 million to hedge its foreign currency risk. During the six months ended June 30, 2003 and 2002, the Company recorded a $3.2 million gain and a $0.1 million gain, respectively, for settled forward contracts in its Condensed Consolidated Statements of Operations relating to Canadian dollar forward contracts. As of June 30, 2003, the Company has derivative assets of $8.9 million associated with foreign exchange contracts consisting of the fair market value of forward exchange contracts and options outstanding.

        During 2003, the Company determined to settle the intercompany receivable and payable balances that result from these arrangements periodically and, accordingly, the transaction gains and losses from fluctuations in exchange rates are included in determining net income (loss). For the six months ended June 30, 2003, the Company recorded transaction losses of $2.1 million in Other Income (Expense) related to the intercompany receivables/payable balances generated from labor arbitrage activities. In the future, management intends to settle these intercompany balances monthly and, accordingly, expects to mitigate the exposure caused by changes in foreign exchange rates.

        During the three months ended June 30, 2003, the Company determined to record the gains/losses from settled Canadian dollar hedges in Costs of Services in order to better match the hedging transactions with the labor costs being hedged. Such amounts were previously recorded in Other Income (Expense). Operating results for 2003 have been reclassified to conform with the current period presentation. Operating results for 2002 have not been reclassified as the amounts were immaterial.

(10) RESTRUCTURING CHARGES

        During the three months ended June 30, 2003, the North American Outsourcing segment recorded restructuring charges of approximately $0.9 million related to the closure of its Kansas City, Kansas facility being used to serve the United States Postal Service ("USPS"). These charges consist of a fee paid to the landlord for the early termination of the lease along with an accrual for a grant from the State of Kansas that will have to be repaid. The grant repayment amount is currently under negotiation and the amount accrued represents management's best estimate of what will be paid. The charges for the closure of Kansas City were partially offset by the reversal of approximately $0.2 million which represents an excess accrual related to a 2002 restructuring. Further, the International Outsourcing segment recorded restructuring charges of approximately $1.0 million for severance and other termination benefits related to a reduction in force of approximately 120 administrative employees in Mexico. Additionally, during the three months ended March 31, 2003, the Company's North American Outsourcing segment paid $0.4 million of termination benefits for 591 employees at a managed center in Atlanta, Georgia that was shut down in March 2003. Further, during the first quarter of 2003, the Company reversed approximately $1.0 million of excess accruals related to 2002 restructuring events. The reversal of excess accruals has been offset against the restructuring expense in the accompanying Condensed Consolidated Statements of Operations.

        Upon abandoning the Kansas City facility during the third quarter, the Company will incur a charge of $0.3 million to impair the associated lease for the remaining lease liability which it will record during the month it ceases using the facility.

        During 2002, the Company recorded restructuring charges associated with the termination of approximately 400 administrative employees throughout the world, the impairment of a property lease in the U.S. and the closure of customer management centers ("CMCs") in Spain totaling approximately $9.5 million.

        A rollforward of the activity in the above-mentioned restructuring accruals is as follows:

	Closure of CMCs	Reduction in Force	Total
	(in thousands)
Balances, December 31, 2001	$3,529	$2,632	$6,161
Expense	1,213	8,243	9,456
Writedown of assets	(1,201)	—	(1,201)
Payments	(1,360)	(4,147)	(5,507)

Balances, December 31, 2002	2,181	6,728	8,909
Expense	1,311	1,018	2,329
Payments	(1,221)	(3,721)	(4,942)
Reversal of unused balances	(400)	(776)	(1,176)

Balances, June 30, 2003	$1,871	$3,249	$5,120

        The restructuring accrual is included in Other Accrued Expenses in the accompanying Condensed Consolidated Balance Sheets.

(11) ASSET IMPAIRMENTS

        During the year, the Company evaluates the carrying value of its individual customer management centers in accordance with SFAS No. 144 to evaluate whether future operating results are sufficient to recover the carrying costs of the long-lived assets. When the operating results of a center have reasonably progressed to a point making it likely that the site will continue to sustain losses in the future, or there is a current expectation that a customer management center will be closed or otherwise disposed of before the end of its previously estimated useful life, the Company selects the center for further review.

        For customer management centers selected for further review, the Company estimates the future estimated cash flows from operating the center over its useful life. Significant judgment is involved in projecting future capacity utilization, pricing, labor costs and the estimated useful life. Additionally, the Company does not test customer management centers that have been operated for less than two years or those centers that have been impaired within the past two years. The Company believes a sufficient time to establish market presence and build a customer base is required for new centers in order to determine recoverability. For recently impaired centers, the Company has written the assets down to fair market value.

        During the second quarter of 2003, the Company determined that two of its customer management centers would not generate sufficient undiscounted cash flows to recover the net book value of its assets. During the second quarter of 2003, management determined to close the Kansas City center upon expiration of the work being performed for the USPS. Accordingly, the projection for that location indicated that an impairment exists. Additionally, the Company determined that an impairment existed for its Mexico City location. As a result, the Company's North American and International

Outsourcing segments recorded charges of approximately $4.0 million and $3.0 million, respectively to reduce the net book value of their long-lived assets to net realizable value.

(12) EQUITY INVESTMENT

        The Company had a preferred stock investment in enhansiv holdings, inc. ("EHI"), a company developing a centralized, open architecture, customer management solution. The Company's Chairman and CEO, Kenneth D. Tuchman, along with four outside investors, owned 100% of the common stock of EHI. During the second quarter of 2002, Mr. Tuchman transferred his 55% common stock interest to the Company for no consideration and during the fourth quarter of 2002, the Company purchased the remaining common shares from the outside shareholders for $2.3 million which was recorded as a loss based on a third party appraisal.

        As a preferred stockholder, the Company accounted for its investment in EHI under the equity method of accounting. For the six months ended June 30, 2002, the Company recorded $3.6 million of EHI losses, which are reflected as a separate line item in Other Income (Expense) in the accompanying Condensed Consolidated Statements of Operations. The Company began consolidating the results of EHI upon receiving Mr. Tuchman's common shares on May 31, 2002.

(13) CONTINGENCIES

        Legal Proceedings.    From time to time, the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations, financial condition or cash flows.

        Sales and Use Taxes.    The Company has received inquiries from several states regarding the applicability of sales or use taxes on the services primarily provided by its Database Marketing and Consulting segment. The Company is working with the inquiring states to determine what liability exists, if any, in each respective state. In addition to the inquiring states, the Company has initiated a self-assessment to determine whether sales or use taxes are applicable in each state in which it does business. Sales and use tax laws are complex and vary by state. The Company has determined that sales or use tax applies in certain states to its products and services of its Database Marketing and Consulting segment. While management cannot quantify the ultimate liability that will be owed, it has recorded approximately $3.3 million of use tax expense during the three months ended June 30, 2003 for what it believes to be the minimum liability that will be owed for services provided since 1996. As the Company progresses in its assessment and dealings with the various states, it will update this estimated liability and record charges to operations, if any, when such amounts become both probable and reasonably estimable. At this time, the Company does not expect the outcome to have a material adverse effect on the Company's financial condition or cash flows. The outcome may have a material adverse effect on the Company's results of operations in the period such future charges, if any, are recorded.

        Guarantees.    The Company's Revolver is guaranteed by all of the Company's domestic subsidiaries. The Senior Notes are guaranteed by all of the Company's subsidiaries. A subsidiary operating lease agreement with $2.8 million remaining to be paid to a bank as of June 30, 2003 is guaranteed by another subsidiary.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. The Company has set forth in its Form 10-K for the year ended December 31, 2002 a detailed discussion of risks and uncertainties relating to the Company's business. The projections and statements contained in these forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The Company's future results of operations and performance are subject to numerous factors including: economic or political changes affecting the countries in which the Company operates; greater than anticipated competition in the customer care market, causing increased price competition or loss of clients; the reliance on a few major clients; the risks associated with losing one or more significant client relationships; the renewal of client or vendor relationships on favorable terms; the risks associated with the Verizon program (see Client Concentrations); the ability to transition work from higher cost centers to lower cost markets; the Company's ability to develop and successfully manage new technology or Database Marketing and Consulting sales; the Company's ability to collect monies owed from clients per contract terms and conditions in a timely manner; higher than anticipated start-up costs associated with new business opportunities and ventures; the Company's ability to find cost effective locations, obtain favorable lease terms and build or retrofit facilities in a timely and economic manner; lower than anticipated customer management center capacity utilization; consumers' concerns or adverse publicity regarding the products of the Company's clients; the Company's ability to close new business in 2003 and fill excess capacity; execution risks associated with achieving the targeted $40.0 million in annualized cost savings; the possibility of additional asset impairments and restructuring charges; the ability to successfully execute an intercreditor agreement related to the Company's recently amended debt agreements; the ultimate liability associated with the amount of past sales or use tax obligations for its Database Marketing and Consulting and North American Outsourcing segments; changes in workers' compensation and general liability premiums; increases in health care costs; risks associated with changes in foreign currency exchange rates; changes in accounting policies and practices pronounced by standard setting bodies; and, new legislation or government regulation that impacts the customer care industry. Readers should review this quarterly report in combination with the Company's Form 10-K for the year ended December 31, 2002 and other documents filed with the SEC, which describe in greater detail these and other important factors that may impact the Company's business, results of operations, financial condition and cash flows. The Company assumes no obligation to update its forward-looking statements to reflect actual results or changes in factors affecting such forward-looking statements.

Business Strategy

        Restoring the Company to profitability is the primary focus of the management team for the remainder of 2003 and beyond. Management's success will depend on successful execution of a comprehensive business plan, including the following steps:

  •
  selling new business to existing customers and absorbing unused capacity in existing domestic and international CMCs;

  •
  continuing to focus sales efforts on large, complex, multi-center opportunities;

  •
  cutting costs and continued focus on cost controls;

  •
  increasing the profitability of existing client contracts through more efficient operations;

  •
  placing new business in and effectively managing operations in domestic and international CMCs; and

  •
  differentiating the Company's products and services by developing and offering new value added solutions to clients.

Critical Accounting Policies

        The Company has identified the policies below as critical to its business and results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements in the Company's Report on Form 10-K for the year ended December 31, 2002. The Company's reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. Specific risks associated with these critical accounting policies are described in the following paragraphs.

        For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. The Company believes that its most significant accounting policies require:

  •
  estimation of future cash flows used to assess the recoverability of long-lived assets, goodwill, deferred tax assets, and establishing estimated liabilities for closing customer management centers; and

  •
  determination of appropriate allowances associated with accounts receivable.

        Descriptions of these critical accounting policies follow:

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

        Foreign Currency Translation.    A substantial amount of the Company's operations are conducted outside of the United States. The assets and liabilities of the Company's foreign subsidiaries, whose functional currency is other than the U.S. dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income, but is accumulated as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in determining net income. Intercompany loans are generally treated as permanently invested as settlement is not planned or anticipated in the foreseeable future. If the Company were to revise its plans for the repayment of intercompany loans, the net effect of the related foreign currency translations would be included in the determination of net income. As a result, the Company's earnings could become more volatile as the intercompany loan balance is approximately $40.6 million.

        It is a significant Company strategy to leverage low cost opportunities afforded by countries outside the United States. Accordingly, in certain situations the Company provides services primarily to U.S. based customers from customer management centers in other countries. During 2003, the Company determined to settle the intercompany receivable and payable balances that result from these arrangements periodically and, accordingly, the transaction gains and losses from fluctuations in exchange rates are included in determining net income (loss). For the six months ended June 30, 2003, the Company recorded transaction losses of $2.1 million as Other Expense related to the intercompany receivables/payable balances generated from labor arbitrage activities. In the future, management intends to settle these intercompany balances monthly and, accordingly, expects to mitigate the exposure caused by changes in foreign exchange rates.

        Contract Acquisition Costs.    Amounts paid to or on behalf of clients to obtain long-term contracts are capitalized (if incurred within 12 months of commencement of operations) and amortized on a straight-line basis over the terms of the contracts as a reduction to revenue commencing with the date of the first revenues from the contract. In certain circumstances, costs may be estimated at the inception of operations and subsequently revised based on actual costs incurred. The Company's accounting policy is to generally limit the amount of initial capitalized costs for a given contract to the lesser of the estimated ongoing future cash flows from the contract or the termination fees the Company would receive in the event of early termination of the contract by the customer. The Company's entitlement to termination fees may, however, be subject to challenge if a customer were to allege that the Company was in breach of contract.

        In connection with obtaining the large North American Outsourcing program discussed in Results of Operations below, the Company recorded contract acquisition costs primarily for assumed severance liabilities. As of June 30, 2003, the unamortized balance was approximately $9.8 million. While management's projections for this program currently show sufficient cash flows to recover the unamortized balance, the profitability of this program must improve from current levels.

        Income Taxes.    The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. When circumstances warrant, the Company assesses the likelihood that its net deferred tax assets will more likely than not be recovered from future projected taxable income. Management judgment has been used in forecasting future taxable income.

        During the second quarter of 2003, the Company updated its analysis of the recoverability of its deferred tax asset due to a change in facts and circumstances. While the Company had reported net losses during 2002 and 2001, management believed they were primarily due to site closures, restructurings and adjusting assets to their net realizable value, and that operating results were profitable without such charges. Further, management expected 2003 and future operations to return to profitability. During the second quarter of 2003, the Company again incurred a net loss. The net loss was the result of both core operating results along with charges for site closures, restructurings and asset recoverability. These represent a different set of facts and circumstances from year-end and, accordingly, the Company determined that it was appropriate under current circumstances to record a valuation allowance for its deferred tax asset.

        SFAS 109 provides for the weighing of positive and negative evidence in determining whether it is more likely than not that a deferred tax asset is recoverable. The Company also prepared a forecast of future taxable income, including domestic and international operating results and the reversal of existing temporary differences between income recognized under generally accepted accounting principles and income for federal income tax reporting purposes. Relevant accounting guidance suggests that a recent history of cumulative losses constitutes significant negative evidence, and that future expectations about taxable income are overshadowed by such recent losses. Accordingly, the expectations of future taxable income would generally be limited to no more than two or three years for generating sufficient income to recover deferred tax assets. Based on the Company's evaluation of positive and negative evidence, along with forecasted taxable income (loss) over the next two to three years, management determined to establish a valuation allowance of $31.9 million.

        Goodwill.    Goodwill is tested for impairment at least annually at the reporting unit level which is the strategic business unit level for the Company. The impairment, if any, is measured based on the estimated fair value of the reporting unit. Fair value can be determined based on discounted cash flows, comparable sales or valuations of other similar businesses. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The Company's policy is to test goodwill for impairment in the fourth quarter unless an indicator of impairment arises prior to the fourth quarter.

        The most significant assumptions used by the Company in this analysis are those made in estimating future cash flows. In estimating future cash flows, the Company generally uses the financial assumptions in its internal forecasting model such as projected capacity utilization, projected changes in the prices the Company charges for its services and projected labor costs. The Company then uses a discount rate it considers appropriate for the country where the business unit is providing services.

        If the assumptions used in performing the impairment test prove insufficient, the fair value of the reporting units may be significantly lower, causing the carrying value to exceed the fair value and indicating an impairment has occurred. During the first quarter of 2002, the Company engaged an outside party to perform a valuation of its reporting units. The valuation concluded that the current value of the goodwill associated with its Latin America reporting unit was $0 and, accordingly, a transitional impairment charge of approximately $11.5 million was recorded to write-off goodwill (see Note 2 to the Condensed Consolidated Financial Statements). The Company currently has approximately $30.0 million of goodwill recorded on the June 30, 2003 Condensed Consolidated Balance Sheet related to its North American, Asia Pacific and Newgen reporting units.

        Restructuring Liability.    The Company periodically assesses the profitability and utilization of its customer management centers along with the overall profitability of the Company. As a result, the Company has historically chosen to close under-performing centers and make reductions in force to enhance future profitability. Under the previous accounting guidance, the Company recorded the anticipated charges at the time a plan was approved by management or the Board of Directors and various other criteria. On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of upon commitment to a plan. Additionally, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," contains a broadened definition of discontinued operations. The Company adopted SFAS No. 144 effective January 1, 2002.

        A significant assumption used in determining the amount of estimated liability for closing customer management centers is the amount of the estimated liability for future lease payments on vacant centers, which management determines based on a third party broker's assessment of the Company's ability to successfully negotiate early termination agreements with landlords and/or the Company's ability to sublease the premises. If management's assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, the Company may be required to record additional losses, or conversely, future gain, in its consolidated statements of operations. For the six months ended June 30, 2003, the Company reversed $1.2 million of previously recorded restructuring charges in its Condensed Consolidated Statements of Operations related to truing up estimated restructuring liabilities. As of June 30, 2003, the Company has recorded $5.1 million of estimated restructuring liabilities on the accompanying Condensed Consolidated Balance Sheets. See Note 10 to the Condensed Consolidated Financial Statements for a rollforward of activity in the restructuring liability reserve.

        Impairment of Long-Lived Assets.    During the year, the Company evaluates the carrying value of its individual customer management centers in accordance with SFAS No. 144 to evaluate whether future operating results are sufficient to recover the carrying costs of the long-lived assets. When the operating results of a center have reasonably progressed to a point making it likely that the site will continue to sustain losses in the future, or there is a current expectation that a customer management center will be closed or otherwise disposed of before the end of its previously estimated useful life, the Company selects the center for further review.

        For customer management centers selected for further review, the Company estimates the future estimated cash flows from operating the center over its useful life. Significant judgment is involved in projecting future capacity utilization, pricing, labor costs and the estimated useful life. Additionally, the Company does not test customer management centers that have been operated for less than two years or those centers that have been impaired within the past two years (the "Two Year Rule"). The Company believes a sufficient time to establish market presence and build a customer base is required for new centers in order to determine recoverability. For recently impaired centers, the Company has written the assets down to fair market value. If the assumptions used in performing the impairment test prove insufficient, the fair value estimate of the customer management centers may be significantly lower, thereby causing the carrying value to exceed fair value and indicating an impairment has occurred.

        During the second quarter of 2003, the Company determined that two of its customer management centers would not generate sufficient undiscounted cash flows to recover the net book value of its assets. During the second quarter of 2003, management determined to close the Kansas City center upon expiration of the work being performed for the USPS. Accordingly, the projection for that location indicated that an impairment exists. Additionally, the Company determined that an impairment existed for its Mexico City location. As a result, the Company's North American and International Outsourcing segments recorded charges of approximately $4.0 million and $3.0 million, respectively to reduce the net book value of their long-lived assets to net realizable value.

        To provide a sensitivity analysis of the impairment that could arise were the projection scenarios (that had annual revenue growth rates of 0% to 35% based on management expectations and available capacity) not to prove accurate, assuming revenues were 10% less than projected (holding the margin constant), the impairment loss would have been approximately $11.9 million greater.

        The following table summarizes the sensitivity analysis performed by the Company during the second quarter of 2003 (dollars in thousands):

	Net Book Value	Number of Centers	Impairment Under Sensitivity Test
Tested based on Two Year Rule
Positive cash flow in period	$63,586	28	$—
Negative cash flow in period	$19,130	4	$7,000
Not tested based on Two Year Rule
Positive cash flow in period	$8,013	4	$—
Negative cash flow in period	$6,336	15	$4,900
Total
Positive cash flow in period	$71,600	32	$—
Negative cash flow in period	$25,466	19	$11,900

        Allowance for Doubtful Accounts.    The Company has established an allowance for doubtful accounts to reserve for uncollectible accounts receivable. Each quarter the Company reviews its receivables on an account by account basis and assigns a probability of collection. Management judgment is used in assigning a probability of collection. Factors considered in making this judgment are the age of the identified receivable, client financial wherewithal, previous client history and any recent communications with the client.

RESULTS OF OPERATIONS

Operating Review

        The following tables are presented to facilitate Management's Discussion and Analysis (dollars in thousands):

	Three Months Ended June 30,
	2003	% of Revenue	2002	% of Revenue	Change $	Change %
Revenue:
North American Outsourcing	$151,987	63.3%	$177,304	69.9%	$(25,317)	(14.2)%
International Outsourcing	62,421	26.0%	53,189	21.0%	9,232	17.4%
Database Marketing and Consulting	25,587	10.7%	23,192	9.1%	2,395	10.3%

	$239,995	100.0%	$253,685	100.0%	$(13,690)	(5.4)%
Cost of Services:
North American Outsourcing	$116,242	76.5%	$133,226	75.1%	$(16,984)	1.4%
International Outsourcing	44,379	71.1%	34,377	64.6%	10,002	6.5%
Database Marketing and Consulting	11,759	46.0%	11,291	48.7%	468	(2.7)%

	$172,380	71.8%	$178,894	70.5%	$(6,514)	1.3%
Selling, General and Administrative:
North American Outsourcing	$25,762	17.0%	$22,918	12.9%	$2,844	4.1%
International Outsourcing	20,943	33.6%	17,423	32.8%	3,520	0.8%
Database Marketing and Consulting	11,603	45.3%	7,908	34.1%	3,695	11.2%

	$58,308	24.3%	$48,249	19.0%	$10,059	5.3%
Depreciation and Amortization:
North American Outsourcing	$8,220	5.4%	$8,267	4.7%	$(47)	0.7%
International Outsourcing	3,775	6.0%	3,670	6.9%	105	(0.9)%
Database Marketing and Consulting	2,494	9.7%	1,750	7.5%	744	2.2%

	$14,489	6.0%	$13,687	5.4%	$802	0.6%
Restructuring Charges, net:
North American Outsourcing	$723	0.5%	$3,387	1.9%	$(2,664)	(1.4)%
International Outsourcing	1,018	1.6%	1,814	3.4%	(796)	(1.8)%
Database Marketing and Consulting	—	0.0%	—	0.0%	—	0.0%

	$1,741	0.7%	$5,201	2.1%	$(3,460)	(1.4)%
Impairment Loss:
North American Outsourcing	$3,955	2.6%	$—	0.0%	$3,955	2.6%
International Outsourcing	3,000	4.8%	—	0.0%	3,000	4.8%
Database Marketing and Consulting	—	0.0%	—	0.0%	—	0.0%

	$6,955	1.6%	$—	0.0%	$6,955	1.6%
Income (Loss) from Operations:
North American Outsourcing	$(2,915)	(1.9)%	$9,507	5.4%	$(12,422)	(7.3)%
International Outsourcing	(10,694)	(17.1)%	(4,096)	(7.7)%	(6,598)	(9.4)%
Database Marketing and Consulting	(269)	(1.1)%	2,243	9.7%	(2,512)	(10.8)%

	$(13,878)	(5.8)%	$7,654	3.0%	$(21,532)	(8.8)%
Other Income (Expense):
North American Outsourcing	$(4,841)	(3.2)%	$(1,327)	(0.7)%	$(3,514)	(2.5)%
International Outsourcing	(225)	(0.4)%	(224)	(0.4)%	(1)	0.0%
Database Marketing and Consulting	55	0.2%	83	0.4%	(28)	(0.2)%

	$(5,011)	(2.1)%	$(1,468)	(0.6)%	$(3,543)	(1.5)%
Income Tax Expense (Benefit):
North American Outsourcing	$11,641	7.7%	$3,239	1.8%	$8,402	5.9%
International Outsourcing	10,273	16.5%	(1,607)	(3.0)%	11,880	19.5%
Database Marketing and Consulting	2,606	10.2%	811	3.5%	1,795	6.7%

	$24,520	10.2%	$2,443	1.0%	$22,077	9.2%

	Six Months Ended June 30,
	2003	% of Revenue	2002	% of Revenue	Change $	Change %
Revenue:
North American Outsourcing	$316,095	65.1%	$354,440	69.8%	$(38,345)	(10.8)%
International Outsourcing	115,391	23.8%	108,785	21.4%	6,606	6.1%
Database Marketing and Consulting	54,298	11.1%	44,491	8.8%	9,807	22.0%

	$485,784	100.0%	$507,716	100.0%	$(21,932)	(4.3)%
Cost of Services:
North American Outsourcing	$241,153	76.3%	$260,585	73.5%	$(19,432)	2.8%
International Outsourcing	82,801	71.8%	72,163	66.3%	10,638	5.5%
Database Marketing and Consulting	25,383	46.7%	21,691	48.8%	3,692	(2.1)%

	$349,337	71.9%	$354,439	69.8%	$(5,102)	2.1%
Selling, General and Administrative:
North American Outsourcing	$47,996	15.2%	$45,842	12.9%	$2,154	2.3%
International Outsourcing	38,497	33.4%	35,436	31.6%	3,061	1.8%
Database Marketing and Consulting	20,991	38.7%	15,218	34.2%	5,773	4.5%

	$107,484	22.1%	$96,496	19.0%	$10,988	3.1%
Depreciation and Amortization:
North American Outsourcing	$15,758	5.0%	$17,512	4.9%	$(1,754)	0.1%
International Outsourcing	7,222	6.3%	7,578	7.0%	(356)	(0.7)%
Database Marketing and Consulting	4,883	9.0%	3,536	7.9%	1,347	1.1%

	$27,863	5.7%	$28,626	5.6%	$(763)	0.1%
Restructuring Charges, net:
North American Outsourcing	$135	0.0%	$3,387	1.0%	$(3,252)	(1.0)%
International Outsourcing	1,018	0.9%	1,814	1.7%	(796)	(0.8)%
Database Marketing and Consulting	—	0.0%	—	0.0%	—	0.0%

	$1,153	0.2%	$5,201	1.0%	$(4,048)	(0.8)%
Impairment Loss:
North American Outsourcing	$3,955	1.3%	$—	0.0%	$3,955	1.3%
International Outsourcing	3,000	2.6%	—	0.0%	3,000	2.6%
Database Marketing and Consulting	—	0.0%	—	0.0%	—	0.0%

	$6,955	1.4%	$—	0.0%	$6,955	1.4%
Income (Loss) from Operations:
North American Outsourcing	$7,098	2.2%	$27,115	7.6%	$(20,017)	(5.4)%
International Outsourcing	(17,146)	(14.9)%	(8,206)	(7.5)%	(8,940)	(7.4)%
Database Marketing and Consulting	3,040	5.6%	4,045	9.1%	(1,005)	(3.5)%

	$(7,008)	(1.4)%	$22,954	4.5%	$(29,962)	(5.9)%
Other Income (Expense):
North American Outsourcing	$(6,797)	(2.2)%	$(4,178)	(1.2)%	$(2,619)	(1.0)%
International Outsourcing	(361)	(0.3)%	(1,251)	(1.1)%	890	0.8%
Database Marketing and Consulting	240	0.4%	(83)	(0.2)%	323	0.6%

	$(6,918)	(1.4)%	$(5,512)	(1.1)%	$(1,406)	(0.3)%
Income Tax Expense (Benefit):
North American Outsourcing	$14,482	4.6%	$9,058	2.6%	$5,425	2.0%
International Outsourcing	7,939	6.9%	(3,621)	(3.3)%	11,559	10.2%
Database Marketing and Consulting	4,035	7.4%	1,450	3.3%	2,585	4.1%

	$26,456	5.4%	$6,887	1.4%	$19,569	4.0%

Financial Comparison

        The following tables are a condensed presentation of the components of the change in net income (loss) between periods and designed to facilitate the discussion of results in this Form 10-Q (all amounts are approximate and in thousands):

	Quarter-to-Date	Year-to-Date
Current Period (2003):
Reported net loss under generally accepted accounting principles accepted in the United States of America	$(43,700)	$(40,935)
Restructuring charges, impairment loss and deferred tax valuation allowance	40,557	39,969
Tax effect	(3,391)	(3,162)

Net loss before restructuring charges, impairment losses and deferred tax valuation allowance (A)	$(6,534)	$(4,128)

Prior Period (2002):
Reported net income (loss) under generally accepted accounting principles accepted in the United States of America	$3,913	$(866)
Restructuring charges	5,201	5,201
Adoption of accounting rule change for goodwill	—	11,541
Tax effect	(2,054)	(2,054)

Net income before restructuring charges and accounting rule change (B)	$7,060	$13,822

	Quarter-to-Date 2003 vs. 2002	Year-to-Date 2003 vs. 2002
Difference between Current Period (2003) and Prior Period (2002) Net Income (Loss) before restructuring charges, impairment losses and deferred tax valuation allowance (A – B)	$(13,594)	$(17,950)

Explanation of differences between Current Period (2003) and Prior Period (2002) Net Income (Loss) before restructuring charges, impairment losses and deferred tax valuation allowance:
Net reduction in North American Outsourcing operating income from the ramp down or no longer having certain multi-client center programs	(6,278)	(14,788)
Reduction in North American Outsourcing operating income from cessation of USPS	(1,907)	(818)
Reduction in North American Outsourcing operating income from major program launched in 2002	(1,307)	(8,107)
Reduction in Asia Pacific operating income	(1,209)	(2,583)
Increase (decrease) in certain North American Outsourcing dedicated programs	(899)	2,525
Use tax accrual	(3,300)	(3,300)
Increase in U.S. corporate payroll and related expenses	(2,486)	(3,142)
Reduction in Latin American operating income	(4,799)	(8,688)
Foreign currency transaction losses	(2,065)	(2,065)
Reduction in Spain operating loss	1,436	3,716
Share of losses in EHI	1,231	3,562
Tax effect	8,418	13,139
All other, net	(429)	2,599

	$(13,594)	$(17,950)

        The table below presents workstation data for multi-client centers as of June 30th. Dedicated and facility management centers have been excluded as any unused seats are not available for sale.

2003			2002
Total Production Workstations	In Use	% in Use	Total Production Workstations	In Use	% in Use
12,700	7,800	61.4%	11,900	7,300	61.3%

        The Company historically has never operated at a workstation in use percentage of 100% in its multi-client centers. Management believes that 85% is a reasonable target to achieve on an ongoing basis. However, there is no assurance that the Company will be able to achieve this targeted utilization in the future.

Three-Month Period Ended June 30, 2003 Compared to June 30, 2002

        Revenues.    The decrease in North American Outsourcing revenue between periods was driven primarily by the ramp down or no longer having several multi-client center programs, primarily in the telecom sector. Also contributing to the revenue decrease between periods was the ramp down of the USPS contract during 2003, a decrease in the billing rate and volumes associated with a large client program during 2003 compared to 2002 as well as volume decreases in certain other dedicated programs. The decrease in North American Outsourcing revenue has also been caused by a lack of a sufficient level of new business. The Company typically churns approximately 10% to 15% of its revenue each year. Historically, the Company has signed a sufficient level of new business, or grown existing customer business, to more than offset the normal churn. However, the Company is currently experiencing longer sales cycles as a result of a more competitive environment. While the Company's strategy is to differentiate itself by focusing on complex engagements and offering value added solutions, there is no assurance that it will be successful in being able to win new business or mitigate future price decreases with this strategy.

        The increase in International Outsourcing revenues between periods is the net result of increases in Europe and Asia Pacific offset by decreases in Latin America. The increase in Asia Pacific is primarily due to growth in an existing client program in Australia. The increase in Europe was driven by Spain and resulted from the combination of an increase in an existing client program along with a new short-term project that was completed in June 2003. Latin American revenues decreased primarily as a result of a decrease in Mexico. The decrease in Mexico was primarily due to no longer having several client programs.

        Database Marketing and Consulting revenues increased primarily as a result of an increase in customer names managed in the service reminder business. The majority of the Company's customers are dealers of a certain major automobile manufacturer ("OEM"). The Company has an agreement with the OEM whereby the OEM incents its dealers to utilize certain of the Company's services and in return, the Company pays the OEM a marketing fee based on the amount of business the OEM's efforts generate (which the Company records as a reduction of revenue). This marketing arrangement expired in August 2003. The Company and the OEM signed an extension that carries the current terms and conditions through July 2004. However, the extension was entered into with the understanding that both parties are to work in good faith to negotiate new terms and conditions. The Company expects to pay an increased marketing fee under the new terms and conditions. The Company does not expect the increased marketing fee to result in a material decrease in revenue and earnings.

        Costs of Services.    The increase in costs of services as a percentage of revenue in North American Outsourcing between periods is primarily due to the launch of a new client program during the first quarter of 2002. The terms of the contract contemplated work being transitioned from existing high cost, client-owned locations to lower labor cost markets over time. Accordingly, the contractual hourly rates paid by the client decline quarterly during the first two years of the contract period (eventually leveling off for the remainder of the contract term) based on a transition plan. Due to higher call volumes than originally anticipated, the percentage of work transitioned to lower labor cost markets has been less than the original plan contemplated. As a result, costs of services as a percentage of revenue have been negatively impacted. The Company did make progress under the transition plan during the second quarter of 2003 and expects the transition plan to be completed by year end. The Company is also taking additional steps to improve its costs of services as a percentage of revenue for all programs in its North American Outsourcing segment including enhancing its timekeeping systems to help improve its bill to pay ratio along with taking actions to optimize its mix of part-time and full-time agents. There is no assurance that management will be successful in these efforts.

        The increase in cost of services as a percentage of revenue in International Outsourcing between periods is due to the Latin America and Asia Pacific regions. The Latin American degradation is primarily due to Mexico results. The degradation in Mexico has been primarily caused by no longer having several profitable programs along with a more competitive local market. The Asia Pacific degradation has been primarily caused by a more competitive environment in Australia. European costs as a percentage of revenue are flat between three-month periods.

        The decrease in Database Marketing and Consulting cost of services as a percentage of revenue between periods is primarily due to a reduction in production costs.

        Selling, General and Administrative.    The increase in selling, general and administrative expenses as a percentage of revenue in North American Outsourcing is primarily due to increases in payroll, travel and telecom expenses. The increase in payroll costs are partially due to the Company investing in sales and solutions personnel. Additionally, as a significant amount of selling, general and administrative expenses are fixed in nature, the reduction in revenue between periods contributed to the corresponding percentage increase as well. Subsequent to June 30, 2003, the Company executed a reduction in force to help reduce payroll expense as well as implemented other cost control measures.

        The increase in selling, general and administrative expenses as a percentage of revenue in International Outsourcing between periods is primarily due to increases in Latin America. The Latin America increase was primarily caused by Mexico, who had increases in payroll, maintenance, telecom and bad debt expense. As previously discussed, Mexico has recently taken steps to reduce selling, general and administrative costs by eliminating 120 administrative positions.

        The increase in selling, general and administrative expenses as a percentage of revenue in Database Marketing and Consulting was caused by the accrual for use tax of $3.3 million as discussed in Note 13 to the Condensed Consolidated Financial Statements. Excluding the use tax accrual, selling, general and administrative expenses decreased as a percentage of revenue primarily due to the increase in revenue.

        Depreciation and Amortization.    The increase in depreciation expense as a percentage of revenue in North American Outsourcing is the result of the decrease in revenue. In absolute dollars, depreciation expense was comparable between three-month periods. Depreciation expense in 2003 was reduced as a result of the impairments recorded during the fourth quarter of 2002, which offset the increase from the purchase of the corporate headquarters building in February 2003.

        The decrease in depreciation expense as a percentage of revenue in International Outsourcing is the combined result of the increase in revenue along with the impairments recorded during the fourth quarter of 2002. In absolute dollars, depreciation expense was comparable between three-month periods.

        The increase in depreciation expense as a percentage of revenue in Database Marketing and Consulting is due to greater fixed asset balances in 2003 and commencement of amortizing certain capitalized software during 2003.

        Restructuring Charges.    During the three months ended June 30, 2003, the North American Outsourcing segment recorded restructuring charges of approximately $0.9 million related to the closure of its Kansas City, Kansas facility being used to service the USPS. These charges consist of a fee paid to the landlord for the early termination of the lease along with an accrual for a grant from the State of Kansas that will have to be repaid. The repayment amount is currently under negotiation and the amount accrued represents management's best estimate of what will be paid. The charges for the closure of Kansas City were partially offset by the reversal of approximately $0.2 which represents an excess accrual related to a 2002 restructuring.

        Upon abandoning the Kansas City facility during the third quarter, the Company will incur a charge of $0.3 million to impair the associated lease for the remaining lease liability which it will record during the month it ceases using the facility.

        During the three months ended June 30, 2003, the International Outsourcing segment recorded restructuring charges of approximately $1.0 million for severance and other termination benefits related to a reduction in force of approximately 120 administrative employees in Mexico.

        Impairment Loss.    During the three months ended June 30, 2003, the North American Outsourcing segment recorded an impairment loss of approximately $4.0 million to reduce the net book value of the long-lived assets of its Kansas City customer management center to their fair market value. See discussion above under Critical Accounting Policies.

        During the three months ended June 30, 2003, the International Outsourcing segment recorded an impairment loss of $3.0 million to reduce the net book value of the long-lived assets of its Mexico City customer management center to their fair market value. See discussion above under Critical Accounting Policies.

        Income (Loss) from Operations.    Excluding the $4.7 million in restructuring and impairment charges, the decrease in North American Outsourcing operating income is primarily attributable to the ramp down or no longer having various multi-client center programs, the ramp down of the USPS contract and the margin degradation of the new client program launched in 2002, as discussed above. The profitability of these programs was greater during the three-month period of 2002 compared to 2003. Profitability was also adversely impacted by the increase in selling, general and administrative expense as discussed above. Furthermore, as discussed below and as previously disclosed, the Company anticipates that operating income, absent the ability to win new business, will be adversely affected beginning in 2004 when certain minimum commitments from Verizon begin to expire. To mitigate and offset these trends, management is working to win new business, complete the transition of the new client program to lower labor cost markets, improve operating efficiencies and lower costs. However, no assurance can be given that the Company will be successful in these efforts.

        Excluding the $4.0 million in restructuring and impairment charges, the increase in International Outsourcing operating loss is primarily due to a degradation in Latin America partially offset by improvements in Europe. The degradation in Latin America is being driven by Mexico's decrease in revenue, margin and increase in selling, general and administrative costs as discussed above. During the second quarter of 2003, the Company eliminated 120 administrative positions in Mexico in an effort to reduce costs and help return the country to profitability. In addition to reducing costs, the Company will need to fill excess capacity in Mexico in order to achieve profitability. There is no assurance that the Company will be able to return Mexico to profitability. The European improvement came primarily from Spain which was the result of an increase in revenue and an improvement in operating efficiencies. Europe also benefited from a short-term project in Spain during the second quarter of 2003 along with the reversal of an accrual for VAT of approximately $0.3 million arising from winning an appeal on the taxability of certain services it provides in the UK. While European profitability has improved, the Company still lost $1.7 million from operations during the three months ended June 30, 2003 in this region. In order to achieve profitability in this region, the Company will have to fill excess capacity in the UK and continue to win additional profitable business in Spain. There is no assurance that the Company will be able to achieve profitability in Europe. Asia Pacific operating income decreased between periods as a result of the margin degradation discussed above. Asia Pacific continues to be a profitable region and local management has recently taken steps to operate more efficiently. Its profitability trend has improved during 2003 and management expects that trend to continue through the remainder of the year.

        The decrease in Database Marketing and Consulting operating income was the result of the accrual for use tax that was recorded in the second quarter of 2003 as discussed above. The Company's ability to maintain the current profitability levels in this segment are dependent upon its ability to maintain a successful relationship with its current dealers and OEMs as well as develop new relationships. Additionally, the outcome of the sales/use tax situation could also adversely impact future profitability. There is no assurance that the Company will be able to maintain its recent revenue and operating income growth in this segment.

        The Company has implemented an extensive profit improvement plan focused on service delivery standardization, improved work force utilization and targeted cost savings to reduce the Company's cost structure by $40.0 million on an annual basis. There is no assurance that the Company will be successful in achieving this goal.

        Other Income (Expense).    The increase in other expense between periods was primarily due to an increase in interest expense as well as foreign currency transaction losses. Interest expense increased as a result of the Company having a higher debt balance in 2003 compared to 2002 which resulted from borrowings related to the purchase of its corporate headquarters building in February 2003. The foreign currency transaction losses were incurred primarily on the intercompany receivable/payable between the U.S and Canada related to services being provided in Canada on behalf of U.S. based customers during 2003. During the three months ended June 30, 2003, the Canadian dollar increased in value by 8.4% compared to the U.S dollar causing the loss. While the Company hedges the foreign currency risks associated with its labor costs, it does not hedge risks associated with the timing of settling its intercompany accounts. The Company plans on settling these accounts more timely in the future which should mitigate its exposure to fluctuations in foreign currency exchange rates. See discussion in Critical Accounting Policies above.

        Income Taxes.    During the three months ended June 30, 2003, the Company established a valuation allowance for the deferred tax assets that relate to its consolidated U.S. federal income tax return. Management made this decision based on current facts and circumstances including an unexpected deterioration in 2003 operating performance, a projected net loss for 2003 (third consecutive year of net loss), continued asset impairments with the potential for additional charges, and an increase in the deferred tax asset balance. In weighing the positive and negative evidence as prescribed in SFAS No. 109, and reviewing projected taxable income (loss), the Company determined that a valuation allowance was necessary to state its deferred tax assets at their expected realizable value. As a result, during the three months ended June 30, 2003, the Company recorded approximately $31.9 million of income tax expense to establish a valuation allowance.

        As of June 30, 2003, after recording the valuation allowance, the Company has approximately $4.9 million of unreserved deferred tax asset related to its consolidated U.S. federal income tax return. That balance represents the amount of taxes recoverable from available operating loss carryback. Management believes that the unreserved deferred tax asset should not exceed the amount of available carryback until facts and circumstances change and support a different position. Accordingly, for those entities that are part of the consolidated U.S. federal income tax return, the tax expense or benefit that would be derived from multiplying their effective tax rate by the book income or loss before taxes will be offset by an equal amount of increase or decrease in the deferred tax valuation allowance. As a result, income tax expense or benefit will be $0 for those entities.

        The Company has approximately $6.0 million of net deferred tax assets related to certain international countries that could become impaired if future profitability does not improve.

        Excluding the charge to establish a valuation allowance, the Company's effective tax rate for the three months ended June 30, 2003 was 38.9% compared to 39.5% for the three months ended June 30, 2002.

Six-Month Period Ended June 30, 2003 Compared to June 30, 2002

        Revenues.    The decrease in North American Outsourcing revenue between periods was driven primarily by the ramp down of the USPS contract during 2003, as well as the ramp down or no longer having approximately ten multi-client center programs, primarily in the telecom sector. Several of the shared center programs were temporary in nature and ended during the first quarter of 2002. Also contributing to the decrease between periods was a decrease in the billing rate and volumes associated with a large client program during 2003 compared to 2002. The decrease in North American Outsourcing revenue has also been caused by a lack of a sufficient level of new business. The Company typically churns approximately 10% to 15% of its revenue each year. Historically, the Company has signed a sufficient amount of new business, or grown existing customer business, to more than offset the normal churn. However, the Company is currently experiencing longer sales cycles as a result of a more competitive environment. While the Company's strategy is to differentiate itself by focusing on complex engagements and offering value added solutions, there is no assurance that it will be successful in being able to win new business or mitigate future price decreases with this strategy.

        The increase in International Outsourcing revenues between periods is the net result of increases in Europe and Asia Pacific offset by decreases in Latin America. The increase in Asia Pacific is primarily due to growth in an existing client program in Australia. The increase in Europe was driven by Spain and resulted from the combination of an increase in an existing client program along with a new short term project that was completed in June 2003. Latin American revenues decreased primarily as a result of a decrease in Mexico. The decrease in Mexico was primarily due to no longer having several client programs.

        Database Marketing and Consulting revenues increased primarily as a result of an increase in customer names managed in the service reminder business. The majority of the Company's customers are dealers of a certain major automobile OEM. The Company has an agreement with the OEM whereby the OEM incents its dealers to utilize certain of the Company's services and in return, the Company pays the OEM a marketing fee based on the amount of business the OEM's efforts generate (which the Company records as a reduction of revenue). This marketing arrangement expired in August 2003. The Company and the OEM signed an extension that carries the current terms and conditions through July 2004. However, the extension was entered into with the understanding that both parties are to work in good faith to negotiate new terms and conditions. The Company expects to pay an increased marketing fee under the new agreement. The Company does not expect the increased marketing fee to result in a material decrease in revenue and earnings.

        Costs of Services.    The increase in costs of services as a percentage of revenue in North American Outsourcing between periods is primarily due the launch of a new client program during the first quarter of 2002. The terms of the contract contemplated work being transitioned from existing high cost, client-owned locations to lower labor cost markets over time. Accordingly, the contractual hourly rates paid by the client decline quarterly during the first two years of the contract period (eventually leveling off for the remainder of the contract term) based on a transition plan. Due to higher call volumes than originally anticipated, the percentage of work transitioned to lower labor cost markets has been less than the original plan contemplated. As a result, costs of services as a percentage of revenue have been negatively impacted. The Company did make progress under the transition plan during the second quarter of 2003 and expects to be completed by year end. The Company is also taking additional steps to improve its costs of services as a percentage of revenue for all programs in its North American Outsourcing segment including enhancing its timekeeping systems to help improve its bill to pay ratio along with trying to optimize its mix of part time and full time agents. There is no assurance that management will be successful in these efforts.

        The increase in cost of services as a percentage of revenue in International Outsourcing between periods is due to the Latin American and Asia Pacific regions. The degradation in Latin America is primarily due to Mexico. The Mexico degradation was primarily caused by no longer having several profitable programs along with a more competitive local market. The degradation in Asia Pacific is primarily due to a more competitive market in Australia. Europe costs as a percentage of revenue improved between periods primarily as the result of improvements in Spain. Spain improved primarily as the result of terminating several unprofitable contracts during the second quarter of 2002.

        The decrease in Database Marketing and Consulting cost of services as a percentage of revenue is primarily due to a reduction in production costs.

        Selling, General and Administrative.    The increase in selling, general and administrative expenses as a percentage of revenue in North American Outsourcing is primarily due to increases in payroll, travel and telecom expenses. Additionally, as a significant amount of selling, general and administrative expenses are fixed in nature, the reduction in revenue between periods contributed to the corresponding percentage increase as well. Subsequent to June 30, 2003, the Company executed a reduction in force to help reduce payroll expense as well as implemented other cost control measures.

        The increase in selling, general and administrative expenses as a percentage of revenue in International Outsourcing between periods is primarily due to increases in Latin America. The Latin America increase was primarily caused by Mexico, who had increases in payroll, maintenance, telecom and bad debt expense. As previously discussed, Mexico has taken steps to reduce selling, general and administrative costs by eliminating 120 administrative positions.

        The increase in selling, general and administrative expenses as a percentage of revenue in Database Marketing and Consulting was caused by the accrual for use tax of $3.3 million as discussed in Note 13 to the Condensed Consolidated Financial Statements. Excluding the use tax accrual, selling, general and administrative expenses decreased as a percentage of revenue primarily due to the increase in revenue.

        Depreciation and Amortization.    North American depreciation expense as a percentage of revenue was comparable between periods as a result of the decrease in revenue. In absolute dollars depreciation expense decreased between periods as the result of the impairments recorded during the fourth quarter of 2002, which offset an increase from the purchase of the corporate headquarters building in February 2003.

        The decrease in International Outsourcing depreciation expense as a percentage of revenue is the result of the increase in revenue as well as the impairments recorded during the fourth quarter of 2002. In absolute dollars, depreciation expense was comparable between six-month periods.

        The increase in Database Marketing and Consulting depreciation expense is the result of greater fixed asset balances in 2003 as well as the commencement of amortizing certain capitalized software costs during 2003.

        Restructuring Charges.    During the six months ended June 30, 2003, the North American Outsourcing segment recorded restructuring charges of approximately $0.9 million related to the closure of its Kansas City, Kansas facility being used to service the USPS. These charges consist of a fee paid to the landlord for the early termination of the lease along with an accrual for a grant from the State of Kansas that will have to be repaid. The repayment amount is currently under negotiation and the amount accrued represents management's best estimate of what will be paid. Additionally, the North American Outsourcing segment also recorded approximately $0.4 million for the termination of 591 employees related to the shut down of a managed center in Atlanta, Georgia in March 2003. The charges for the closure of Kansas City and Atlanta were partially offset by the reversal of approximately $1.2 million of excess accruals related to 2002 restructurings.

        During the three months ended June 30, 2003, the International Outsourcing segment recorded restructuring charges of approximately $1.0 million for severance and other termination benefits related to a reduction in force of approximately 120 administrative employees in Mexico.

        Impairment Loss.    During the six months ended June 30, 2003, the North American Outsourcing segment recorded an impairment loss of approximately $4.0 million to reduce the net book value of the long-lived assets of its Kansas City customer management center to their fair market value. See discussion above under Critical Accounting Policies.

        During the six months ended June 30, 2003, the International Outsourcing segment recorded an impairment loss of approximately $3.0 million to reduce the net book value of the long-lived assets of its Mexico City customer management center to their fair market value. See discussion above under Critical Accounting Policies.

        Income from Operations.    Excluding the $4.1 million of restructuring and impairment charges, the decrease in North American Outsourcing operating income is primarily due to the ramp down of the USPS contract and the ramp down or no longer having approximately ten multi-client center programs that existed during 2002. Also contributing to the operating income decrease is the previously mentioned degradation in margin of the new client program launched during 2002 along with the increase in selling, general and administrative expenses. Furthermore, as discussed below and as previously disclosed, the Company anticipates that operating income, absent new business, will be adversely affected beginning in 2004 when certain minimum commitments from Verizon begin to expire. To mitigate and offset these trends, management is working to win new business, complete the transition of the new client program to lower labor cost markets, improve operating efficiencies and lower costs. However, no assurance can be given that the Company will be successful in these efforts.

        Excluding the $4.0 million in restructuring and impairment charges, the increase in International Outsourcing operating loss is primarily due to a degradation in Latin America partially offset by improvements in Europe. The degradation in Latin America is being driven by Mexico as a result of a decrease in revenue and an increase in selling, general and administrative costs as discussed above. During the second quarter of 2003, the Company eliminated 120 administrative positions in Mexico in an effort to reduce costs and help return the country to profitability. In addition to reducing excess costs, the Company will need to fill excess capacity in Mexico in order to achieve profitability. There is no assurance that the Company will be able to return Mexico to profitability. The European improvement came primarily from Spain which was the result of an increase in revenue and an improvement in operating efficiencies. Europe also benefited from a short-term project in Spain during the second quarter of 2003 along with the reversal of an accrual for VAT of approximately $0.3 million upon winning an appeal on the taxability of certain services it provides in the UK. While European profitability has improved, the Company still lost $4.1 million from operations during the six months ended June 30, 2003 in this region. In order to achieve profitability in this region, the Company will have to fill excess capacity in the UK and continue to win additional profitable business in Spain. There is no assurance that the Company will be able to achieve profitability in Europe. Asia Pacific operating income decreased between periods which was the result of the margin degradation discussed above. Asia Pacific continues to be a profitable region and local management has recently taken steps to operate more efficiently. Its profitability trend has improved during 2003 and management expects that trend to continue through the remainder of the year.

        The decrease in Database Marketing and Consulting operating income was the result of the accrual for use tax that was recorded in the second quarter of 2003 as discussed above. The Company's ability to maintain the current profitability levels in this segment are dependent upon its ability to maintain a successful relationship with its current dealers and OEMs as well as develop new relationships. Additionally, the outcome of the sales/use tax situation could also adversely impact future profitability. There is no assurance that the Company will be able to maintain its recent revenue and operating income growth in this segment.

        Other Income (Expense).    The increase in other expense between periods was primarily due to an increase in interest expense as well as foreign currency transaction losses partially offset by equity losses from the Company's investment in EHI during 2002 (see further discussion in Note 9 to the Condensed Consolidated Financial Statements). Interest expense increased as a result of the Company having a higher debt balance in 2003 compared to 2002 which resulted from borrowings related to the purchase of its corporate headquarters building in February 2003. The foreign currency transaction losses were incurred primarily on the intercompany receivable/payable between the U.S. and Canada related to services being provided in Canada on behalf of U.S. based customers. During the six months ended June 30, 2003, the Canadian dollar increased in value by 12.2% compared to the U.S. dollar causing the loss. While the Company hedges the foreign currency risks associated with its labor costs, it does not hedge risks associated with the timing of settling its intercompany accounts. Management plans on settling these accounts more timely in the future which should mitigate its exposure to fluctuations in foreign currency exchange rates. See discussion in Critical Accounting Policies below.

        Income Taxes.    During the six months ended June 30, 2003, the Company established a valuation allowance for the deferred tax assets that relate to its consolidated U.S. federal income tax return. Management made this decision based on current facts and circumstances including an unexpected deterioration in operating performance, a projected net loss for 2003 (third consecutive year of net loss), continued asset impairments with the potential for additional charges, and an increase in the deferred tax asset balance. In weighing the positive and negative evidence as prescribed in SFAS No. 109, and reviewing projected taxable income (loss), the Company determined that a valuation allowance was necessary to state its deferred tax assets at their expected realizable value. As a result, during the six months ended June 30, 2003, the Company recorded approximately $31.9 million of income tax expense to establish a valuation allowance.

        Excluding the charge to establish a valuation allowance, the Company's effective tax rate for the six months ended June 30, 2003 was 38.8% compared to 39.5% for the six months ended June 30, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2003, the Company had cash and cash equivalents of $105.0 million compared to $144.8 million at December 31, 2002. The decrease of $39.8 million from December 31, 2002, primarily resulted from the Company's operating loss, an increase in days sales outstanding ("DSOs") and capital expenditures. DSOs increased from 49 days at December 31, 2002 to 62 days at June 30, 2003. The increase in DSOs primarily relate to the Company's Database Marketing and Consulting segment. As previously discussed, the majority of the Company's customers in this segment are automobile dealers of a certain OEM. While the Company's contracts are with the dealers, and the dealers are ultimately responsible for paying the Company, the Company has entered into a billing arrangement with the OEM whereby the OEM bills and collects on the Company's behalf. The Company has similar arrangements with certain other OEMs. Per the terms of the agreement, the OEM is to remit collected payments to the Company within 45 days. As of June 30, 2003, the OEM had not remitted payment for services rendered since February 2003 and owed the Company approximately $22.0 million. The delay in payment was caused by the current negotiations with the OEM to renew its marketing agreement with the Company in advance of its July 31, 2003 expiration date. As a result of this delay, the Company's DSOs increased by an incremental seven days and contributed to an operating cash flow deficit. Subsequent to June 30, 2003, the Company received payment in full for all past due invoices from the OEM. While management cannot predict DSOs on a quarter-to-quarter basis, it does consider 49 days to be unusually low and 55 days to 60 days to be in a more normal range given its domestic vs. international revenue mix and contract payment terms. Net cash used in operating activities was $9.8 million for the six months ended June 30, 2003 compared to net cash provided of $18.3 million for the six months ended June 30, 2002.

        Cash used in investing activities was $62.8 million for the six months ended June 30, 2003 compared to $16.9 million for the six months ended June 30, 2002. For the six months ended June 30, 2003, the Company had capital expenditures of $58.3 million compared to $16.8 million for the six months ended June 30, 2002. In February 2003, the Company purchased its corporate headquarters building for $38.2 million, which was previously under a synthetic lease using proceeds from the Revolver. Excluding the purchase of the corporate headquarters building, the amount of capital expenditures were similar between periods. During the six months ended June 30, 2003 the Percepta board of directors approved distributions of $4.0 million to the joint venture partners. As a result, $1.8 million has been distributed to Ford Motor Company as the minority shareholder of the joint venture. The Company expects the Percepta board of directors to continue these distributions through the remainder of 2003. Additional cash flow uses have primarily been for the internal development of software.

        Cash provided by financing activities was $36.3 million for the six months ended June 30, 2003 as compared to $0.1 million for the six months ended June 30, 2002. Excluding the $39.0 million in borrowings under the line of credit, the cash used in financing activities for 2003 and 2002 was primarily related to repayments of debt and capital leases, as well as the purchase of treasury stock. In December 2002, the Company's Board of Directors authorized the continuation of a previous repurchase program authorizing the purchase of up to an additional $25.0 million of the Company's stock. Through June 30, 2003, the Company had purchased approximately $0.7 million of its common stock under the new repurchase program.

        Historically, capital expenditures have been, and future capital expenditures are anticipated to be, primarily for the development of customer interaction centers, technology deployment and systems integrations. The level of capital expenditures incurred in 2003 will be dependent upon new client contracts obtained by the Company and the corresponding need for additional capacity. In addition, if the Company's future growth is generated through facilities management contracts, the anticipated level of capital expenditures could be reduced. The Company currently expects total capital expenditures in 2003 to be approximately $40.0 million to $50.0 million, excluding the purchase of its corporate headquarters building. The Company expects its capital expenditures will be used primarily to open several new non-U.S. customer interaction centers, maintenance capital for existing centers and internal technology projects. Such expenditures are expected to be financed with internally generated funds, existing cash balances and borrowings under the Revolver.

        The Company's Revolver is with a syndicate of five banks. Under the terms of the Revolver, the Company may borrow up to $85.0 million with the ability to increase the borrowing limit by an additional $50.0 million (subject to bank approval) within three years from the closing date of the Revolver (October 2002). The Revolver matures on December 28, 2006 at which time a balloon payment for the principal amount is due, however, there is no penalty for early prepayment. The Revolver bears interest at a variable rate based on LIBOR. The interest rate will also vary based on the Company leverage ratios (as defined in the agreement). At June 30, 2003 the interest rate was 2.5% per annum. The Revolver is unsecured but is guaranteed by all of the Company's domestic subsidiaries. At June 30, 2003, $39.0 million was drawn under the Revolver. A significant restrictive covenant under the Revolver requires the Company to maintain a minimum fixed charge coverage ratio as defined in the agreement.

        The Company also has $75.0 million of Senior Notes which bear interest at rates ranging from 7.0% to 7.4% per annum. Interest on the Senior Notes is payable semi-annually and principal payments commence in October 2004 with final maturity in October 2011. A significant restrictive covenant under the Senior Notes requires the Company to maintain a minimum fixed charge coverage ratio. Additionally, in the event the Senior Notes were to be repaid in full prior to maturity, the Company would have to remit a "make whole" payment to the holders of the Senior Notes. As of June 30, 2003, the make whole payment is approximately $11.9 million.

        During the second quarter of 2003, the Company was not in compliance with the minimum fixed charge coverage ratio and minimum consolidated net worth covenants under the Revolver and the fixed charge coverage ratio and consolidated adjusted net worth covenants under the Senior Notes. The Company has worked with the lenders to successfully amend both agreements bringing the Company back into compliance. While the Revolver and Senior Notes had subsidiary guarantees, they were not secured by the Company's assets. In connection with obtaining the amendments, the Company has agreed to securitize the Revolver and Senior Notes with a majority of the Company's domestic assets. As part of the securitization process, the two lending groups need to execute an intercreditor agreement. If an intercreditor agreement is not in place by September 30, 2003, the lenders could declare the Revolver and Senior Notes in default. The lenders and the Company believe they will be able to execute the intercreditor agreement by September 30, 2003. However, no assurance can be given that the parties will be successful in these efforts. Additionally, the interest rates that the Company pays under the Revolver and Senior Notes will increase as well under the amended agreements. The Company believes that annual interest expense will increase by approximately $2.0 million a year from current levels under the Revolver and Senior Notes as amended. The Company believes that based on the amended agreements it will be able to maintain compliance with the financial covenants. However, there is no assurance that the Company will maintain compliance with financial covenants in the future and, in the event of a default, no assurance that the Company will be successful in obtaining waivers or future amendments.

        From time to time, the Company engages in discussions regarding restructurings, dispositions, mergers, acquisitions and other similar transactions. Any such transaction could include, among other things, the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption or refinancing of indebtedness, and could be material to the financial condition and results of operations of the Company. There is no assurance that any such discussions will result in the consummation of any such transaction. Any transaction that results in the Company entering into a sales leaseback transaction on its corporate headquarters building would result in the Company recognizing a loss on the sale of the property (as management believes that the current fair market value is less than book value) and would result in the settlement of the related interest rate swap agreement (which would require a cash payment and charge to operations of $5.4 million).

        In April 2003, the Company announced a joint venture agreement with Bharti Enterprises Limited ("Bharti") to provide in-country and offshore customer management solutions in India. Under terms of the agreement, the Company and Bharti will participate in a joint venture known as TeleTech Services India Private Limited ("TeleTech India"). The Company and Bharti will initially each have a 50% ownership interest in TeleTech India with the Company having the ability to acquire up to 80% of the venture. The Company anticipates funding between $2.0 million and $5.0 million over the next 12 months related to TeleTech India. Subsequent to June 30, 2003, the Company made an initial contribution of $1.5 million to the joint venture.

        At June 30, 2003, the Company had the following contractual obligations (amounts in thousands):

Contractual Obligations	Less than 1 year	2–3 years	4–5 years	Over 5 years	Total
Long-term debt and Senior Notes(1)	$1,161	$26,466	$28,376	$20,702	$76,705
Capital lease obligations(1)	1,465	582	—	—	2,047
Line of credit(1)	—	—	39,000	—	39,000
Operating lease commitments(2)	20,150	48,357	31,798	92,981	193,286

Total	$22,776	$75,405	$99,174	$113,683	$311,038

(1)
Reflected on accompanying condensed consolidated balance sheets.

(2)
Not reflected on accompanying condensed consolidated balance sheets.

CLIENT CONCENTRATIONS

        The Company's five largest clients accounted for 51.2% and 50.3% of its revenues for the six months ended June 30, 2003 and 2002, respectively. In addition, these five clients accounted for an even greater proportional share of the Company's consolidated earnings. The profitability of these clients varies greatly based upon the specific contract terms with any particular client, and the relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis. The risk of this concentration is mitigated, in part, by the long-term contracts the Company has with its largest clients. The contracts with these clients expire between 2003 and 2010. Additionally, a particular client can have multiple contracts with different expiration dates. Although the Company has historically renewed most of its contracts with its largest customers, there is no assurance that future contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts. As with any contract driven business, the Company does experience contracts not being renewed in the normal course of its operations. In these circumstances, the Company pursues several alternatives to mitigate the impact including replacing the business with new contracts, improving operating margins through greater efficiencies and achieving other cost reductions.

        As previously discussed, the USPS did not renew their relationship with the Company. Services provided to the USPS have ramped down during the first half of 2003 and ceased during July 2003. Revenues from the USPS totaled $55.7 million, $58.8 million and $62.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. The loss of the USPS is not expected to have a material adverse effect on the Company's operations, financial position or cash flows.

        Under the terms of the original contract with Verizon relating to its CLEC business, there were certain minimum monthly volume commitments at pre-determined hourly billing rates ("Minimum

Commitments"). As previously announced, when the CLEC work was redirected to other Verizon business units during 2001, Verizon continued to honor the contractual terms of its Minimum Commitments. While the terms negotiated by these business units were generally at lower hourly billing rates ("Base Rates") than the Minimum Commitments, Verizon has continued to meet its financial obligations associated with the Minimum Commitments. In certain instances, the Base Rates exceed current market rates for similar services and upon contract expiration, if the contracts are renewed, the Company expects the rates it receives for its services in the future to be less than the Base Rates. In some instances, volume associated with new work is also offset against the Minimum Commitments. In addition, certain Minimum Commitments were bought out with cash and these settlement payments are being amortized over the life of such Minimum Commitments. With the renewal of the Verizon Wireless contract in December 2002, and assuming business volume continues at its current rate, the Company's expectation is that the Minimum Commitments will be satisfied and, accordingly, expire between 2003 and 2005. The amount of Minimum Commitments satisfied by Verizon in excess of the Base Rates, together with amortized settlement payments, was $33.0 million in 2002 and approximately $15.4 million for the six months ended June 30, 2003. As of June 30, 2003, it is expected that this amount will decline to approximately $32.0 million in 2003, $12.0 million in 2004, and will decrease further thereafter. There is no cost to the Company associated with the amounts it receives from Verizon for Minimum Commitments in excess of the Base Rates or amortized settlement payments and, accordingly, these amounts impact pre-tax earnings by a like amount. The loss of the Minimum Commitments is not expected to have a material adverse effect on the Company's 2003 operating results, financial position or cash flows. The anticipated decline could have an adverse affect on the Company's operating results in 2004 unless the profits earned from the Minimum Commitments are replaced with other business of comparable profitability, margins are improved through greater operating efficiencies, and other cost reductions are achieved, all of which are being pursued by management. However, no assurance can be given that the Company will be successful in these efforts.

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

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of an entity's expected losses, receives a majority of an entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in an entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The Company did not have any variable interest entities as of June 30, 2003.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FOR THE PERIOD ENDED JUNE 30, 2003

        Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in U.S. interest rates, LIBOR and foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to its normal operating and funding activities. As of June 30, 2003, the Company has entered into forward financial instruments to manage and reduce the impact of changes in the U.S./Canadian dollar exchange rates with several financial institutions. The Company has also entered into an interest rate swap agreement to manage its cash flow risk on the portion of the revolving line of credit used to purchased the corporate headquarters building as interest is variable based upon LIBOR.

Interest Rate Risk

        The interest on the Company's line of credit is variable based upon LIBOR and, therefore, affected by changes in market interest rates. At June 30, 2003, there was $39.0 million outstanding on the line of credit. If LIBOR increased 10%, there would be no impact to the Company due to the related interest rate swap as previously discussed.

Foreign Currency Risk

        The Company has wholly owned subsidiaries in Argentina, Australia, Brazil, Canada, China, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore, and Spain. Revenues and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in the exchange rate may positively or negatively affect the Company's revenues and net income attributed to these subsidiaries. For the six months ended June 30, 2003, revenues from non-U.S. countries represented 41% of consolidated revenues.

        The Company has contracted with several commercial banks at no material cost, to acquire a total of $117.1 million Canadian dollars through May 2005 at a fixed price in U.S. dollars of $76.4 million. The Company has derivative assets of $8.9 million associated with foreign exchange contracts. If the U.S./Canadian dollar exchange rate were to increase 10% from period-end levels, the Company would not incur a material loss on the contract.

        A significant business strategy for the Company's North American Outsourcing segment is to provide service to U.S. based customers from Canadian customer management centers in order to leverage the US/Canadian dollar exchange rates. During the six months ended June 30, 2003, the Canadian dollar has strengthened against the US dollar by 12.2%. As a result, the Company's revenues remain constant in U.S. dollars, whereas its costs (which are denominated in Canadian dollars) are increasing. While the Company's hedging strategy can protect the Company from changes in the US/Canadian dollar exchange rates in the short-term, an overall strengthening of the Canadian dollar will adversely impact margins in the North American Outsourcing segment.

Item 4.

CONTROLS AND PROCEDURES

        The Company's chief executive officer and chief financial officer have concluded that, as of the end of the second quarter of 2003, the Company's disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended) were effective.

        No changes in the Company's internal control over financial reporting were identified in connection with the evaluation that occurred during the second quarter of 2003 that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        From time to time, the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations, financial condition or cash flows.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit No.	Exhibit Description
31	Certifications
32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
  (b)
  Reports on Form 8-K

            TeleTech's Current Report on Form 8-K filed April 29, 2003

            TeleTech's Current Report on Form 8-K filed July 16, 2003

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC. (Registrant)
Date: August 14, 2003	By:	/s/ KENNETH D. TUCHMAN Kenneth D. Tuchman Chairman and Chief Executive Officer
Date: August 14, 2003	By:	/s/ DENNIS J. LACEY Executive Vice President and Chief Financial Officer