Form 10-Q
period 2003-09-30
TELETECH HOLDINGS INC
filed 2003-11-05
CIK 1013880

Use these links to rapidly review the document
FORM 10-Q INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
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

Indicate by check mark if an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at 74,431,302
Common Stock, par value $.01 per share	October 31, 2003

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

Item 1.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share amounts)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$126,983	$144,792
Accounts receivable, net	142,143	137,598
Prepaids and other assets	23,964	18,890
Income taxes receivable	8,440	14,318
Deferred tax asset	4,174	11,633

Total current assets	305,704	327,231
PROPERTY AND EQUIPMENT, net	150,176	123,093
OTHER ASSETS:
Goodwill, net	29,804	29,987
Contract acquisition costs, net	17,623	20,768
Deferred tax asset	6,973	17,067
Other assets	29,931	22,442

Total assets	$540,211	$540,588

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,283	$19,995
Accrued employee compensation and benefits	50,685	54,076
Other accrued expenses	23,518	22,111
Customer advances and deferred income	15,200	25,207
Grant advances	11,919	10,272
Current portion of long-term debt and capital lease obligations	2,522	4,673

Total current liabilities	128,127	136,334
Capital lease obligations	259	524
Line of credit	39,000	—
Senior notes	75,000	75,000
Other debt and liabilities	12,202	8,994

Total liabilities	254,588	220,852

MINORITY INTEREST	10,819	13,577

STOCKHOLDERS' EQUITY:
Stock purchase warrants	5,100	5,100
Common stock; $.01 par value; 150,000,000 shares authorized; 74,160,804 and 74,124,416 shares, respectively, issued and outstanding	742	740
Additional paid-in capital	193,923	193,954
Deferred compensation	(719)	(1,184)
Note receivable from stockholder	(136)	(224)
Accumulated other comprehensive loss	(19,879)	(26,855)
Retained earnings	95,773	134,628

Total stockholders' equity	274,804	306,159

Total liabilities and stockholders' equity	$540,211	$540,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
				(Restated See Note 2)
REVENUES	$244,926	$251,889	$730,710	$759,605

OPERATING EXPENSES:
Costs of services	167,817	177,643	517,154	532,082
Selling, general and administrative expenses	51,487	48,967	158,971	145,463
Depreciation and amortization	15,173	14,561	43,036	43,187
Restructuring charges, net	1,325	—	2,478	5,201
Impairment loss	—	—	6,955	—

Total operating expenses	235,802	241,171	728,594	725,933

INCOME FROM OPERATIONS	9,124	10,718	2,116	33,672

OTHER INCOME (EXPENSE):
Interest, net	(2,598)	(1,296)	(5,892)	(3,561)
Share of losses on equity investment	(436)	—	(436)	(3,562)
Other	869	(55)	(2,755)	260

	(2,165)	(1,351)	(9,083)	(6,863)

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	6,959	9,367	(6,967)	26,809
Provision for income taxes	4,409	3,702	30,865	10,589

INCOME (LOSS) BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,550	5,665	(37,832)	16,220
Minority interest	(470)	552	(1,023)	672

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,080	6,217	(38,855)	16,892
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (see Note 2)	—	—	—	(11,541)

NET INCOME (LOSS)	$2,080	$6,217	$(38,855)	$5,351

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	74,169	76,694	74,148	76,928
Diluted	74,673	77,195	74,148	78,329
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER SHARE:
Basic	$0.03	$0.08	$(0.52)	$0.22
Diluted	$0.03	$0.08	$(0.52)	$0.22
NET INCOME (LOSS) PER SHARE:
Basic	$0.03	$0.08	$(0.52)	$0.07
Diluted	$0.03	$0.08	$(0.52)	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(38,855)	$5,351
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	11,541
Depreciation and amortization	43,036	43,187
Amortization of acquired contract costs	3,146	2,322
Minority interest	1,023	(672)
Bad debt expense	2,893	5,493
Gain on sale of securities	—	(547)
Deferred taxes	23,177	235
Share of losses on equity investment	436	3,562
(Gain) loss on derivatives	(5,449)	142
Tax benefit from stock option exercises	13	393
Impairment loss	6,955	—
Loss on disposal of assets	892	—
Changes in assets and liabilities:
Accounts receivable	(6,411)	(112)
Prepaids and other assets	(5,596)	(14,576)
Accounts payable and accrued expenses	13,057	(13,175)
Customer advances and deferred income	(8,361)	14,533

Net cash provided by operating activities	29,956	57,677

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(69,635)	(29,504)
Acquisition of a business	(1,868)	—
Proceeds from sale of available-for-sale securities	—	1,633
Payment to minority shareholder	(2,700)	—
Capitalized software costs	(3,801)	(4,193)
Investment in joint venture	(1,538)	—
Net decrease in short-term investments	23	2,592
Other	—	850

Net cash used in investing activities	(79,519)	(28,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	39,000	—
Payments on long-term debt and capital lease obligations	(3,385)	(8,012)
Proceeds from exercise of stock options	359	4,133
Proceeds from employee stock purchase plan	765	1,056
Purchase of treasury stock	(1,166)	(17,741)

Net cash provided by (used in) financing activities	35,573	(20,564)

Effect of exchange rate changes on cash	(3,819)	(818)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,809)	7,673
CASH AND CASH EQUIVALENTS, beginning of period	144,792	95,430

CASH AND CASH EQUIVALENTS, end of period	$126,983	$103,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(1) OVERVIEW AND BASIS OF PRESENTATION

Overview

        TeleTech Holdings, Inc. ("TeleTech" or the "Company") is a global provider of customer management services for multi-national companies in the United States, Argentina, Australia, Brazil, Canada, China, India, Korea, Malaysia, Mexico, New Zealand, the Philippines, Singapore, Spain and the United Kingdom. Customer management encompasses a wide range of customer acquisition, retention and satisfaction programs designed to maximize the value of the relationship between the Company's clients and their customers.

Basis of Presentation

        The accompanying unaudited Condensed Consolidated Financial Statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The Condensed Consolidated Financial Statements reflect all adjustments (consisting of only normal recurring entries) which, in the opinion of management, are necessary to present fairly the financial position at September 30, 2003, and the results of operations and cash flows of the Company and its subsidiaries for the three and nine months ended September 30, 2003 and 2002. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

        The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Footnotes thereto included in the Company's Report on Form 10-K for the year ended December 31, 2002. Certain 2002 amounts have been reclassified to conform to 2003 presentation.

(2) EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        On January 1, 2002, the Company adopted Statement on Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 provides guidance on the accounting for goodwill and other intangibles, specifically relating to identifying and allocating the purchase price in business combinations to specific identifiable intangible assets. Additionally, SFAS No. 142 provides guidance for the amortization of identifiable intangible assets and states that goodwill shall not be amortized, but rather tested for impairment, at least annually, using a fair value approach. In connection with the adoption of SFAS No. 142 in the first quarter of 2002, the Company recorded a transitional impairment of approximately $11.5 million related to the goodwill of its Latin American reporting unit. The impairment is reflected as the cumulative effect of a change in accounting principle in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2002. The Company has restated the nine months ended September 30, 2002 to properly reflect no tax effect on the cumulative effect of change in accounting principle as further discussed in Note 14 to the Company's Financial Statements included in its Report on Form 10-K for the year ended December 31, 2002.

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

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of an entity's expected losses, receives a majority of an entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in an entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The Company did not have any material variable interest entities as of September 30, 2003.

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

        In July 2003, the Company adopted Emerging Issues Task Force No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), providing further guidance on how to account for multiple element contracts. EITF 00-21 is effective for all arrangements entered into after the second quarter of 2003. The Company has determined that EITF 00-21 will require the deferral of revenue for the initial training that occurs upon commencement of a new contract ("Start-Up Training") if that training is billed separately to a client. Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, will also be deferred. In these circumstances, both the training revenue and costs will be amortized over the life of the client contract. In situations where Start-Up Training is not billed separately, but rather included in the hourly service rates paid by the client over the life of the contract, no deferral is necessary as the revenue is being recognized over the life of the contract. If Start-Up Training revenue is not deferred, the associated training expenses will be expensed as incurred. The adoption of EITF 00-21 did not have a material impact on the Company's operating results for the three months ended September 30, 2003.

        In July 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The adoption of this pronouncement did not have a material impact on the Company.

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

        As discussed further in Management's Discussion and Analysis, it is a significant Company strategy to leverage the lower cost opportunities offered by certain international countries. Accordingly, the Company provides services to certain U.S. clients from customer management centers in Canada, India, Latin America and the Philippines. Under this arrangement, while the U.S. subsidiary bills and collects from the end client, the U.S. subsidiary also enters into a contract with the foreign subsidiary to reimburse the foreign subsidiary for their costs plus a reasonable profit. As a result, a portion of the profits from these client contracts are recorded in the U.S. while a portion are recorded in the foreign location. For U.S. clients being fulfilled from Canadian locations or the Philippines, which represents the majority of these arrangements, the profits all remain within the North American Outsourcing segment. For U.S. clients being fulfilled from other countries, a portion of the profits are reflected in the International Outsourcing segment. For the nine months ended September 30, 2003, approximately $1.2 million of operating income in the International Outsourcing segment was generated from these arrangements. There are also situations where certain foreign subsidiaries will contract with other foreign subsidiaries to fulfill client contracts. In these situations, while the profits are partially recorded in each country, on a segment basis they are all reflected in the International Outsourcing segment. Interest expense is recorded in the segment which holds the debt (North American Outsourcing).

        In January 2003, the Company adopted the practice of allocating corporate operating expenses to segments based upon the segments' respective pro rata percentage of consolidated revenues. Prior to January 1, 2003, corporate operating expenses were shown as a separate segment. The information as of December 31, 2002 and for the three and nine months ended September 30, 2002 has been restated to reflect this change.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Revenues:
North American outsourcing	$151,740	$174,593	$467,835	$529,033
International outsourcing	64,717	52,270	180,108	161,055
Database marketing and consulting	28,469	25,026	82,767	69,517

Total	$244,926	$251,889	$730,710	$759,605

Income (Loss) from Operations:
North American outsourcing	$12,620	$10,403	$19,718	$37,518
International outsourcing	(6,739)	(3,042)	(23,885)	(11,248)
Database marketing and consulting	3,243	3,357	6,283	7,402

Total	$9,124	$10,718	$2,116	$33,672

Depreciation and Amortization (included in Operating Income above):
North American outsourcing	$8,415	$8,059	$24,173	$25,571
International outsourcing	4,301	4,248	11,523	11,826
Database marketing and consulting	2,457	2,254	7,340	5,790

Total	$15,173	$14,561	$43,036	$43,187

	Balance as of
	September 30, 2003	December 31, 2002
	(in thousands)
Assets:
North American outsourcing	$350,519	$376,127
International outsourcing	92,815	77,792
Database marketing and consulting	96,877	86,669

Total	$540,211	$540,588

Goodwill, net:
North American outsourcing	$11,446	$11,446
International outsourcing	4,997	5,180
Database marketing and consulting	13,361	13,361

Total	$29,804	$29,987

        The following table includes revenues based on the geographic location in which the services are provided:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Revenues:
United States	$136,483	$163,893	$423,866	$493,839
Canada	41,112	33,893	119,665	100,596
Europe	22,293	16,520	66,693	49,919
Asia Pacific	31,833	25,003	83,534	69,049
Latin America	13,205	12,580	36,952	46,202

Total	$244,926	$251,889	$730,710	$759,605

(4) COMPREHENSIVE INCOME (LOSS)

        The Company's comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Net income (loss) for the period	$2,080	$6,217	$(38,855)	$5,351

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(5,071)	(2,405)	7,662	(5,802)
Loss on hedging instruments, net of reclassification adjustment and taxes	(2,584)	(2,482)	(686)	(2,000)
Unrealized holding losses on securities arising during the period, net of reclassification adjustment and taxes	—	(490)	—	(941)

Other comprehensive income (loss), net of tax	(7,655)	(5,377)	6,976	(8,743)

Comprehensive income (loss)	$(5,575)	$840	$(31,879)	$(3,392)

        At September 30, 2003, accumulated comprehensive loss consists of $16.3 million and $3.6 million of foreign currency translation adjustments and derivative valuation, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Shares used in basic per share calculation	74,169	76,694	74,148	76,928
Effects of dilutive securities:
Stock options	254	251	—	1,135
Restricted stock	250	250	—	250
Warrants	—	—	—	16

Shares used in diluted per share calculation	74,673	77,195	74,148	78,329

        For the three months ended September 30, 2003, 9.1 million options to purchase shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2003, all dilutive securities were excluded from the computation as the impact would have been anti-dilutive given the reported net loss. For the three and nine months ended September 30, 2002, 9.8 million and 13.7 million options, respectively, were excluded from the computation of diluted earnings per share because the impact would have been anti-dilutive.

(6) DEBT

        The Company has a revolving line of credit with a syndicate of five banks (the "Revolver"). Under the terms of the Revolver, the Company may borrow up to $85.0 million with the ability to increase the borrowing limit by an additional $50.0 million (subject to bank approval) within three years from the closing date of the Revolver (October 2002). The Revolver matures on December 28, 2006 at which time a balloon payment for the principal amount is due, however, there is no penalty for early prepayment. The Revolver bears interest at a variable rate based on LIBOR. The interest rate will also vary based on the Company leverage ratios (as defined in the agreement). At September 30, 2003 the interest rate was 3.12% while $39.0 million was drawn under the Revolver. The Revolver is guaranteed by all of the Company's domestic subsidiaries and is secured by certain assets of the Company and its domestic subsidiaries as described below. A significant restrictive covenant under the Revolver requires the Company to maintain a minimum fixed charge coverage ratio as defined in the agreement.

        The Company also has $75.0 million of Senior Notes, $60.0 million of which bear interest at 8.75% per annum and $15.0 million bear interest at 9.15% per annum. Interest on the Senior Notes is payable semi-annually and principal payments commence in October 2004 with final maturity in October 2011. A significant restrictive covenant under the Senior Notes requires the Company to maintain a minimum fixed charge coverage ratio as defined in the agreement. Additionally, in the event the Senior Notes were to be repaid in full prior to maturity, the Company would have to remit a "make whole" payment to the holders of the Senior Notes as defined in the agreement. As of September 30, 2003, the make whole payment is approximately $10.1 million.

        During the second quarter of 2003, the Company was not in compliance with the minimum fixed charge coverage ratio and minimum consolidated net worth covenants under the Revolver and the fixed charge coverage ratio and consolidated adjusted net worth covenants under the Senior Notes. The Company has worked with the lenders to successfully amend both agreements bringing the Company back into compliance. While the Revolver and Senior Notes had subsidiary guarantees, they were not secured by the Company assets. In connection with obtaining the amendments, the Company has securitized the Revolver and Senior Notes with a majority of the Company's domestic assets. Additionally, the interest rates that the Company pays under the Revolver and Senior Notes were increased under the amended agreements. The Company believes that annual interest expense will increase by approximately $2.0 million a year from previous levels under the Revolver and Senior Notes as amended. The Company believes that based on the amended agreements, it will be able to maintain compliance with the financial covenants. However, there is no assurance that the Company will maintain compliance with financial covenants in the future and, in the event of a default, no assurance that the Company will be successful in obtaining future waivers or amendments.

(7) GRANT ADVANCES

        From time to time the Company has received grants from local or state governments as an incentive to locate customer management centers in their jurisdictions. The Company's policy is to record grant monies received as deferred income and recognize into income (as a reduction of either depreciation or cost of service expense) over the life of the grant once it has achieved the milestones set forth in the grant. Generally, the Company does not receive funding under the grants until it has met the required milestones.

        In 2001, the Company received a grant from Invest Northern Ireland, f/k/a the Industrial Development Board of Northern Ireland (the "IDB Grant"). Pursuant to the IDB Grant, the Company received approximately $11.9 million in advance of achieving the required milestones. The advance was to be earned by achieving certain milestones related to hiring and retaining employees, capital expenditures and purchasing the facility. The Company has not met all of the required milestones necessary to earn the full amount of the grant. In previous periods the Company recognized into earnings approximately $1.3 million of IDB Grant monies as progress was made against the milestones and management had expected to achieve them. Additionally, the Company accrued approximately $0.6 million of anticipated back rent related to the IDB Grant although not specifically provided for under the terms of the IDB Grant.

        The Company is currently attempting to renegotiate the terms of the IDB Grant so that the milestones can realistically be achieved. In order to induce the IDB into amending the terms of the IDB Grant, the Company may elect to repay a portion of the advanced funds. As of September 30, 2003, approximately $11.9 million was outstanding under the IDB Grant. During the three months ended September 30, 2003, the Company reversed all amounts previously recognized in its statements of operations related to the IDB Grant. Previous amounts recognized under the IDB Grant are not material to any given reporting period. Additionally, the Company has reclassified the outstanding IDB Grant advance as a separate line item on the face of the Accompanying Condensed Consolidated Balance Sheets.

(8) INCOME TAXES

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

        During the second quarter of 2003, the Company updated its analysis of the recoverability of its deferred tax asset due to a change in facts and circumstances. While the Company had reported net losses during 2002 and 2001, management believed they were primarily due to site closures, restructurings and adjusting assets to their net realizable value, and that operating results were profitable without such charges. Further, management expected 2003, and future operations, to return to profitability. During the second quarter of 2003, the Company again incurred a net loss. The net loss was the result of both core operating results along with charges for site closures, restructurings and asset recoverability. These represent a different set of facts and circumstances from year-end and, accordingly, the Company determined that it was appropriate under the current circumstances to record a valuation allowance for its deferred tax asset.

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

        During the three months ended September 30, 2003, the Company determined that an error occurred in converting the Spanish statutory general ledger to the U.S. GAAP ledger in connection with a general ledger system implementation in Spain which took place during the fourth quarter of 2002. The error impacted the deferred tax asset balance. As a result, Spain's deferred tax asset balance was understated. During the fourth quarter of 2002, the Company determined to establish a valuation allowance for all of Spain's deferred tax assets that arose prior to a certain date. However, because of the error, the Company unintentionally did not record enough valuation allowance during 2002. Primarily as a result of the aforementioned error, the Company recorded approximately $3.0 million of additional tax expense for the three months ended September 30, 2003 in the accompanying Consolidated Statements of Operations to increase its deferred tax valuation allowance. Management does not consider this activity material to any prior period previously reported.

        As of September 30, 2003, after recording the valuation allowance, the Company has approximately $2.9 million of unreserved deferred tax assets related to its consolidated U.S. federal income tax return. That balance represents the amount of taxes recoverable from an available operating loss carryback. Management believes that the unreserved deferred tax asset should not exceed the amount of available carryback until facts and circumstances change and support a different position. Accordingly, for those entities that are part of the consolidated U.S. federal income tax return, the tax expense or benefit that would be derived from multiplying their effective tax rate by the book income or loss before taxes will be offset by an equal amount of increase or decrease in the deferred tax valuation allowance. As a result, deferred income tax expense or benefit will be $0 for those entities until such time that the valuation allowance is fully utilized.

        The Company has approximately $8.1 million of net deferred tax assets related to certain international countries whose recoverability is dependent upon future profitability.

        An analysis of tax expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Income (loss) before taxes	$6,959	$9,367	$(6,967)	$26,809
Effective tax rate	38.7%	39.5%	38.9%	39.5%

Tax expense (benefit)	2,695	3,702	(2,710)	10,589
Tax expense for establishing deferred tax valuation allowance	3,049	—	34,910	—
Tax benefit for change in valuation allowance for period activity	(1,335)	—	(1,335)	—

Tax expense, net	$4,409	$3,702	$30,865	$10,589

(9) STOCK OPTION ACCOUNTING

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

        The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) as reported	$2,080	$6,217	$(38,855)	$5,351
Pro forma net income (loss)	$(728)	$2,805	$(48,692)	$(5,249)
Net income (loss) per share:
Basic—as reported	$0.03	$0.08	$(0.52)	$0.07
Diluted—as reported	$0.03	$0.08	$(0.52)	$0.07
Basic—pro forma	$(0.01)	$0.04	$(0.66)	$(0.07)
Diluted—pro forma	$(0.01)	$0.04	$(0.66)	$(0.07)

(10) DERIVATIVES

        The Company follows the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in other comprehensive income. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results of the hedged item and requires that a Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. Based on the criteria established by SFAS No. 133, all of the Company's hedges consisting of an interest rate swap, foreign currency options and forward exchange contracts are deemed effective. While the Company expects that its derivative instruments will continue to meet the conditions for hedge accounting, if the hedges did not qualify as highly effective or if the Company did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. The Company does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities, as the counterparties are established, well-capitalized financial institutions.

        At September 30, 2003, the Company has an interest rate swap designated as a cash flow hedge. The Company had a synthetic lease for its headquarters building for which the required lease payments were variable based on LIBOR. In February 2003, the synthetic lease was terminated when the Company purchased the corporate headquarters building for the contractual price in the synthetic lease of $38.2 million using proceeds from the revolving line of credit ("Revolver"). The repayment terms under the Revolver are identical to that of the synthetic lease. On December 12, 2000, the Company entered into an interest rate swap in which the Company receives LIBOR and pays fixed rate interest of 6.20%. The swap agreement has a notional amount of approximately $38.2 million and has a six-year term. The purchase of the corporate headquarters building did not cause a termination of the designation of the interest rate swap as a hedge because at inception the Company designated the swap as a hedge of the floating LIBOR which it continues to pay under the Revolver. As of September 30, 2003, the Company has a derivative liability associated with this swap of approximately $4.7 million, which is reflected in other liabilities in the accompanying condensed consolidated balance sheets. In the event that the Company wanted to terminate the swap, the above mentioned liability would have to be settled with cash and a charge to operations recorded. Likewise, if the Company repaid the associated Revolver balance, the hedge would no longer be effective and a corresponding charge to operations would be recorded.

        The Company's Canadian subsidiary's functional currency is the Canadian dollar which is used to pay labor and other operating costs in Canada. However, the subsidiary has customer contracts where it is paid in U.S. dollars and the Company has contracted with several commercial banks at no material cost, to acquire, under forward exchange contracts and options, a total of $107.1 million Canadian dollars through July 2005 at a fixed price in U.S. dollars of $71.2 million to hedge its foreign currency risk. During the nine months ended September 30, 2003 and 2002, the Company recorded a $5.4 million gain and a $0.1 million loss, respectively, for settled forward contracts in its Condensed Consolidated Statements of Operations relating to Canadian dollar forward contracts. As of September 30, 2003, the Company has derivative assets of $8.0 million associated with foreign exchange contracts consisting of the fair market value of forward exchange contracts and options outstanding.

        During 2003, the Company determined to settle the intercompany receivable and payable balances that result from these arrangements periodically and, accordingly, the transaction gains and losses from fluctuations in exchange rates are included in determining net income (loss). For the nine months ended September 30, 2003, the Company recorded transaction losses of $1.8 million in Other Income (Expense) related to the intercompany receivables/payable balances generated from labor arbitrage activities. During the third quarter of 2003, management began to settle these intercompany balances monthly and, accordingly, expects to mitigate the exposure caused by future changes in foreign exchange rates.

        During 2003, the Company determined to record the gains/losses from settled Canadian dollar hedges in Costs of Services in order to better match the hedging transactions with the labor costs being hedged. Such amounts were previously recorded in Other Income (Expense). Operating results for 2002 have not been reclassified as the amounts were immaterial.

(11) RESTRUCTURING CHARGES

        During the three months ended September 30, 2003, the North American Outsourcing segment recorded restructuring charges of approximately $0.5 million related to the closure of its Kansas City, Kansas facility being used to serve the United States Postal Service ("USPS"). These charges consisted primarily of the recording of the remaining lease liability along with severance payments. Further, during the three months ended September 30, 2003, the Company's North American Outsourcing, International Outsourcing and Database Marketing and Consulting segments recorded $0.8 million, $0.7 million and $0.1 million, respectively, for severance and other termination benefits related to a reduction in force of approximately 130 administrative employees. Partially offsetting the above mentioned restructuring charges during the three months ended September 30, 2003 was the reversal of approximately $0.8 million of excess accruals related to 2002 restructurings. For the nine months ended September 30, 2003, in addition to the aforementioned activities and charges, the Company's North American Outsourcing segment recorded a charge of $0.9 million related to the closure of its Kansas City facility, as well as $0.4 million of severance and termination benefits for 591 employees at a managed center that was shutdown in March 2003. The International Outsourcing segment recorded restructuring charges of approximately $1.0 million for severance and other termination benefits related to a reduction in force of approximately 120 administrative employees in Mexico. The Company also reversed approximately $1.1 million of excess accruals related to 2002 restructurings. The reversal of excess accruals has been offset against the restructuring expense in the accompanying Condensed Consolidated Statements of Operations.

        During the nine months ended September 30, 2002, the Company recorded restructuring charges associated with the termination of approximately 400 administrative employees throughout the world, the impairment of a property lease in the U.S. and the closure of customer management centers ("CMCs") in Spain totaling approximately $5.2 million.

        A rollforward of the activity in the above-mentioned restructuring accruals is as follows:

	Closure of CMCs	Reduction in Force	Total
	(in thousands)
Balances, December 31, 2001	$3,529	$2,632	$6,161
Expense	1,213	8,243	9,456
Writedown of assets	(1,201)	—	(1,201)
Payments	(1,360)	(4,147)	(5,507)

Balances, December 31, 2002	2,181	6,728	8,909
Expense	1,777	2,653	4,430
Payments	(1,666)	(6,744)	(8,410)
Reversal of unused balances	(798)	(1,154)	(1,952)

Balances, September 30, 2003	$1,494	$1,483	$2,977

        The restructuring accrual is included in Other Accrued Expenses in the accompanying Condensed Consolidated Balance Sheets.

(12) ASSET IMPAIRMENTS

        During the year, the Company evaluates the carrying value of its individual customer management centers in accordance with SFAS No. 144 to assess whether future operating results are sufficient to recover the carrying costs of these long-lived assets. When the operating results of a center have reasonably progressed to a point making it likely that the site will continue to sustain losses in the future, or there is a current expectation that a customer management center will be closed or otherwise disposed of before the end of its previously estimated useful life, the Company selects the center for further review.

        For customer management centers selected for further review, the Company estimates the future estimated cash flows from operating the center over its useful life. Significant judgment is involved in projecting future capacity utilization, pricing, labor costs and the estimated useful life. Additionally, the Company does not test customer management centers that have been operated for less than two years or those centers that have been impaired within the past two years. The Company believes a sufficient time to establish market presence and build a customer base is required for new centers in order to determine recoverability. For recently impaired centers, the Company writes the assets down to estimated fair market value.

        During the second quarter of 2003, the Company determined that two of its customer management centers would not generate sufficient undiscounted cash flows to recover the net book value of its assets. During the second quarter of 2003, management determined to close the Kansas City center upon expiration of the work being performed for the USPS. Accordingly, the projection for that location indicated that an impairment existed. Additionally, the Company determined that an impairment existed for its Mexico City location. As a result, the Company's North American and International Outsourcing segments recorded charges of approximately $4.0 million and $3.0 million, respectively to reduce the net book value of their long-lived assets to estimated fair market value.

(13) EQUITY INVESTMENT

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

        As a preferred stockholder, the Company accounted for its investment in EHI under the equity method of accounting. For the nine months ended September 30, 2002, the Company recorded $3.6 million of EHI losses, which are reflected as a separate line item in Other Income (Expense) in the accompanying Condensed Consolidated Statements of Operations. The Company began consolidating the results of EHI upon receiving Mr. Tuchman's common shares on May 31, 2002.

(14) CONTINGENCIES

        Legal Proceedings.    From time to time, the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations, financial condition or cash flows.

        Sales and Use Taxes.    The Company has received inquiries from several states regarding the applicability of sales or use taxes on its services primarily those provided by its Database Marketing and Consulting segment. The Company is working with the inquiring states to determine what liability exists, if any, in each respective state. In addition to the inquiring states, the Company has initiated a self-assessment to determine whether sales or use taxes are applicable in each state in which its Database, Marketing and Consulting segment does business. Sales and use tax laws are complex and vary by state. The Company has determined that sales or use tax applies in certain states to its products and services of its Database Marketing and Consulting segment. While management cannot quantify the ultimate liability that will be owed, it has recorded approximately $3.3 million of use tax expense for what it believes to be the minimum liability that will be owed, net of receipts from customers. As the Company progresses in its assessment and dealings with the various states, it will update this estimated liability and record charges to operations, if any, when such amounts become both probable and reasonably estimable. At this time, the Company does not expect the outcome to have a material adverse effect on the Company's financial condition or cash flows. However, the outcome may have a material adverse effect on the Company's results of operations in the period such future charges, if any, are recorded. In regards to the North American Outsourcing segment, the Company has not determined whether sales or use tax applies to its services. If the Company determined sales tax did apply, the Company's contracts generally provide for such taxes to be passed on to the client. However, no assurance can be given that the Company would be successful in passing on past or future taxes to its clients.

        Guarantees.    The Company's Revolver is guaranteed by all of the Company's domestic subsidiaries. The Senior Notes are guaranteed by all of the Company's subsidiaries. A subsidiary operating lease agreement with $2.7 million remaining to be paid to a bank as of September 30, 2003 is guaranteed by another subsidiary.

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

Business Strategy

        Enhancing the Company's profitability is the primary focus of the management team for the remainder of 2003 and beyond. Management's success will depend on successful execution of a comprehensive business plan, including the following steps:

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

  •
  determination of appropriate allowances associated with accounts receivable; and

  •
  estimation of sales and use taxes net of receivable from clients.

        Descriptions of these critical accounting policies follow:

        Revenue Recognition.    The Company recognizes revenue at the time services are performed based on an hourly, monthly, per call or per employee rate detailed in the client contract. In certain circumstances, the Company receives payment in advance of providing service. Accordingly, amounts billed but not earned under these contracts are excluded from revenue and included in customer advances and deferred income. As previously discussed in the Notes to Unaudited Condensed Consolidated Financial Statements, EITF 00-21 will require the Company to defer certain training revenues and costs.

        Foreign Currency Translation.    A substantial amount of the Company's operations are conducted outside of the United States. The assets and liabilities of the Company's foreign subsidiaries, whose functional currency is other than the U.S. dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income, but is accumulated as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in determining net income. Intercompany loans are generally treated as permanently invested as settlement is not planned or anticipated in the foreseeable future. If the Company were to revise its plans for the repayment of intercompany loans, the net effect of the related foreign currency translations would be included in the determination of net income. As a result, the Company's earnings could become more volatile as the intercompany loan balance is approximately $48.8 million. Such loans have generally arose from funding operating losses and capital expenditures.

        It is a significant Company strategy to leverage low cost opportunities afforded by countries outside the United States. Accordingly, in certain situations the Company provides services primarily to U.S. based customers from customer management centers in other countries. During 2003, the Company determined to settle the intercompany receivable and payable balances that result from these arrangements periodically and, accordingly, the transaction gains and losses from fluctuations in exchange rates are included in determining net income (loss). These intercompany receivables and payables differ from the previously discussed intercompany loans as the intercompany receivables/payables arise from intercompany service contracts and are not funding vehicles. For the nine months ended September 30, 2003, the Company recorded transaction losses of $1.8 million as Other Expense related to the intercompany receivables/payable balances generated from labor arbitrage activities. Management began to settle these intercompany balances monthly and, accordingly, expects to mitigate the exposure caused by changes in foreign exchange rates.

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

        In connection with obtaining the large North American Outsourcing program discussed in Results of Operations below, the Company recorded contract acquisition costs primarily for assumed severance liabilities. As of September 30, 2003, the unamortized balance was approximately $9.4 million. Management's projections for this program currently show sufficient cash flows to recover the unamortized balance and as discussed below in Management's Discussion and Analysis, the operating results of this program for the three months ended September 30, 2003 improved significantly.

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

        The Company has approximately $8.1 million of net deferred tax assets related to certain international countries whose recoverability is dependent upon future profitability.

        Goodwill.    Goodwill is tested for impairment at least annually at the reporting unit level which is the strategic business unit level for the Company. The impairment, if any, is measured based on the estimated fair value of the reporting unit. Fair value can be determined based on discounted cash flows, comparable sales or valuations of other similar businesses. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The Company's policy is to test goodwill for impairment in the fourth quarter unless circumstances indicate an impairment arises prior to the fourth quarter.

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

        If the assumptions used in performing the impairment test prove insufficient, the fair value of the reporting units may be significantly lower, causing the carrying value to exceed the fair value and indicating an impairment has occurred. During the first quarter of 2002, the Company engaged an outside party to perform a valuation of its reporting units. The valuation concluded that the current value of the goodwill associated with its Latin America reporting unit was $0 and, accordingly, a transitional impairment charge of approximately $11.5 million was recorded to write-off goodwill (see Note 2 to the Condensed Consolidated Financial Statements). The Company currently has approximately $29.8 million of goodwill recorded on the September 30, 2003 Condensed Consolidated Balance Sheet related to its North American, Asia Pacific and Newgen reporting units.

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

        A significant assumption used in determining the amount of estimated liability for closing customer management centers is the amount of the estimated liability for future lease payments on vacant centers, which management determines based on a third party broker's assessment of the Company's ability to successfully negotiate early termination agreements with landlords and/or the Company's ability to sublease the premises. If management's assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, the Company may be required to record additional losses, or conversely, future gain, in its consolidated statements of operations. For the nine months ended September 30, 2003, the Company reversed $2.0 million of previously recorded restructuring charges in its Condensed Consolidated Statements of Operations after determining certain estimated balances would not be utilized. As of September 30, 2003, the Company has recorded $3.0 million of estimated restructuring liabilities on the accompanying Condensed Consolidated Balance Sheets. See Note 11 to the Condensed Consolidated Financial Statements for a rollforward of activity in the restructuring liability reserve.

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

        For customer management centers selected for further review, the Company estimates the future estimated cash flows from operating the center over its useful life. Significant judgment is involved in projecting future capacity utilization, pricing, labor costs and the estimated useful life. Additionally, the Company does not test customer management centers that have been operated for less than two years or those centers that have been impaired within the past two years (the "Two Year Rule"). The Company believes a sufficient time to establish market presence and build a customer base is required for new centers in order to determine recoverability. For recently impaired centers, the Company writes the assets down to estimated fair market value. If the assumptions used in performing the impairment test prove insufficient, the fair value estimate of the customer management centers may be significantly lower, thereby causing the carrying value to exceed fair value and indicating an impairment has occurred.

        During the second quarter of 2003, the Company determined that two of its customer management centers would not generate sufficient undiscounted cash flows to recover the net book value of its assets. During the second quarter of 2003, management determined to close the Kansas City center upon expiration of the work being performed for the USPS. Accordingly, the projection for that location indicated that an impairment exists. Additionally, the Company determined that an impairment existed for its Mexico City location. As a result, the Company's North American and International Outsourcing segments recorded charges of approximately $4.0 million and $3.0 million, respectively to reduce the net book value of their long-lived assets to estimated fair value.

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

        Estimated Sales and Use Tax Liability.    The Company records sales and use tax liabilities when such amounts are both probable and estimable. When such amounts are part of an estimated range of loss, the Company records the minimum known liability. In calculating the estimated liability, management also considers what amounts, if any, will be recovered from billing its clients. While management works closely with third party experts in making these assessments, management judgment is exercised in determining whether it is probable that the Company is subject to tax in a given state, estimating minimum liabilities, and estimating amounts recoverable from clients.

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

RESULTS OF OPERATIONS

Operating Review

        The following tables are presented to facilitate Management's Discussion and Analysis (dollars in thousands):

	Three Months Ended September 30,
	2003	% of Revenue	2002	% of Revenue	Change $	Change %
Revenue:
North American Outsourcing	$151,740	62.0%	$174,593	69.3%	$(22,853)	(13.1)%
International Outsourcing	64,717	26.4%	52,270	20.8%	12,447	23.8%
Database Marketing and Consulting	28,469	11.6%	25,026	9.9%	3,443	13.8%

	$244,926	100.0%	$251,889	100.0%	$(6,963)	(2.8)%
Cost of Services:
North American Outsourcing	$108,218	71.3%	$131,752	75.5%	$(23,534)	(4.2)%
International Outsourcing	46,507	71.9%	34,594	66.2%	11,913	5.7%
Database Marketing and Consulting	13,092	46.0%	11,297	45.1%	1,795	0.9%

	$167,817	68.5%	$177,643	70.5%	$(9,826)	(2.0)%
Selling, General and Administrative:
North American Outsourcing	$21,889	14.4%	$24,379	14.0%	$(2,490)	0.4%
International Outsourcing	20,022	30.9%	16,470	31.5%	3,552	(0.6)%
Database Marketing and Consulting	9,576	33.6%	8,118	32.4%	1,458	1.2%

	$51,487	21.0%	$48,967	19.4%	$2,520	1.6%
Depreciation and Amortization:
North American Outsourcing	$8,415	5.5%	$8,059	4.6%	$356	0.9%
International Outsourcing	4,301	6.6%	4,248	8.1%	53	(1.5)%
Database Marketing and Consulting	2,457	8.6%	2,254	9.0%	203	(0.4)%

	$15,173	6.2%	$14,561	5.8%	$612	0.4%
Restructuring Charges, net:
North American Outsourcing	$598	0.4%	$—	0.0%	$598	0.4%
International Outsourcing	626	1.0%	—	0.0%	626	1.0%
Database Marketing and Consulting	101	0.4%	—	0.0%	101	0.4%

	$1,325	0.5%	$—	0.0%	$1,325	0.5%
Income (Loss) from Operations:
North American Outsourcing	$12,620	8.3%	$10,403	6.0%	$2,217	2.3%
International Outsourcing	(6,739)	(10.4)%	(3,042)	(5.8)%	(3,697)	(4.6)%
Database Marketing and Consulting	3,243	11.4%	3,357	13.4%	(114)	(2.0)%

	$9,124	3.7%	$10,718	4.3%	$(1,594)	(0.6)%
Other Income (Expense):
North American Outsourcing	$(1,882)	(1.2)%	$(1,420)	(0.8)%	$(462)	(0.4)%
International Outsourcing	(350)	(0.5)%	(17)	0.0%	(333)	(0.5)%
Database Marketing and Consulting	67	0.2%	86	0.3%	(19)	(0.1)%

	$(2,165)	(0.4)%	$(1,351)	(0.5)%	$(814)	(0.4)%
Income Tax Expense (Benefit):
North American Outsourcing	$2,138	1.4%	$2,480	1.4%	$(342)	0.0%
International Outsourcing	2,171	3.4%	(1,137)	(2.2)%	3,308	5.5%
Database Marketing and Consulting	100	0.4%	2,359	9.4%	(2,259)	(9.0)%

	$4,409	1.8%	$3,702	1.5%	$707	0.3%

	Nine Months Ended September 30,
	2003	% of Revenue	2002	% of Revenue	Change $	Change %
Revenue:
North American Outsourcing	$467,835	64.0%	$529,033	69.6%	$(61,198)	(11.6)%
International Outsourcing	180,108	24.7%	161,055	21.2%	19,053	11.8%
Database Marketing and Consulting	82,767	11.3%	69,517	9.2%	13,250	19.1%

	$730,710	100.0%	$759,605	100.0%	$(28,895)	(3.8)%
Cost of Services:
North American Outsourcing	$349,371	74.7%	$392,337	74.2%	$(42,966)	0.5%
International Outsourcing	129,307	71.8%	106,756	66.3%	22,551	5.5%
Database Marketing and Consulting	38,476	46.5%	32,989	47.5%	5,487	(1.0)%

	$517,154	70.8%	$532,082	70.0%	$(14,928)	0.8%
Selling, General and Administrative:
North American Outsourcing	$69,885	14.9%	$70,220	13.3%	$(335)	1.6%
International Outsourcing	58,519	32.5%	51,907	32.2%	6,612	0.3%
Database Marketing and Consulting	30,567	36.9%	23,336	33.6%	7,231	3.3%

	$158,971	21.8%	$145,463	19.1%	$13,508	2.7%
Depreciation and Amortization:
North American Outsourcing	$24,173	5.2%	$25,571	4.8%	$(1,398)	0.4%
International Outsourcing	11,523	6.4%	11,826	7.3%	(303)	(0.9)%
Database Marketing and Consulting	7,340	8.9%	5,790	8.3%	1,550	0.6%

	$43,036	5.9%	$43,187	5.7%	$(151)	0.2%
Restructuring Charges, net:
North American Outsourcing	$733	0.2%	$3,387	0.6%	$(2,654)	(0.4)%
International Outsourcing	1,644	0.9%	1,814	1.1%	(170)	(0.2)%
Database Marketing and Consulting	101	0.1%	—	0.0%	101	0.1%

	$2,478	0.3%	$5,201	0.7%	$(2,723)	(0.4)%
Impairment Loss:
North American Outsourcing	$3,955	0.8%	$—	0.0%	$3,955	0.8%
International Outsourcing	3,000	1.7%	—	0.0%	3,000	1.7%
Database Marketing and Consulting	—	0.0%	—	0.0%	—	0.0%

	$6,955	1.0%	$—	0.0%	$6,955	1.0%
Income (Loss) from Operations:
North American Outsourcing	$19,718	4.2%	$37,518	7.1%	$(17,800)	(2.9)%
International Outsourcing	(23,885)	(13.3)%	(11,248)	(7.0)%	(12,637)	(1.3)%
Database Marketing and Consulting	6,283	7.6%	7,402	10.6%	(1,119)	(3.0)%

	$2,116	0.3%	$33,672	4.4%	$(31,556)	(4.1)%
Other Income (Expense):
North American Outsourcing	$(8,679)	(1.9)%	$(5,598)	(1.1)%	$(3,081)	(0.8)%
International Outsourcing	(711)	(0.4)%	(1,268)	(0.8)%	557	0.4%
Database Marketing and Consulting	307	0.4%	3	0.0%	304	0.4%

	$(9,083)	(1.2)%	$(6,863)	(0.9)%	$(2,220)	(0.3)%
Income Tax Expense (Benefit):
North American Outsourcing	$16,620	3.6%	$11,538	2.2%	$5,082	1.4%
International Outsourcing	10,109	5.6%	(4,758)	(3.0)%	14,867	8.6%
Database Marketing and Consulting	4,136	5.0%	3,809	5.5%	327	(0.5)%

	$30,865	4.2%	$10,589	1.4%	$20,276	2.8%

Financial Comparison

        The following tables are a condensed presentation of the components of the change in net income (loss) between periods and designed to facilitate the discussion of results in this Form 10-Q (all amounts are approximate and in thousands):

	Quarter-to-Date	Year-to-Date
Current Period (2003) reported net income (loss) under generally accepted accounting principles accepted in the United States of America	$2,080	$(38,855)
Prior Period (2002) reported net income under generally accepted accounting principles accepted in the United States of America	6,217	5,351

Difference between Current Period (2003) and Prior Period (2002) Net Income (Loss)	$(4,137)	$(44,206)

Explanation of differences between Current Period (2003) and Prior Period (2002) Net Income (Loss):
Deferred tax valuation allowance	(3,049)	(34,910)
Adoption of accounting rule change for goodwill	—	11,541
Restructuring charges and impairment loss	(1,325)	(4,232)
Net reduction in North American Outsourcing operating income from the ramp down or no longer having certain programs	(5,591)	(16,795)
Increase (reduction) in North American Outsourcing operating income from certain dedicated programs	3,512	(2,367)
Reduction in Asia Pacific operating income	(1,863)	(4,446)
Use tax accrual	—	(3,300)
Reduction (increase) in U.S. Corporate overhead	3,548	(460)
Increase in Percepta operating income, net of minority interest	1,636	3,159
Foreign currency transaction gain (loss)	841	(1,787)
Increase (reduction) in Latin American operating income	469	(8,219)
Increase (reduction) in Europe operating income	(2,499)	1,899
Share of losses in EHI	—	3,562
Increase in interest expense	(1,302)	(2,331)
Tax effect and all other, net	1,486	14,480

	$(4,137)	$(44,206)

        The table below presents workstation data for multi-client centers as of September 30th. Dedicated and facility management centers have been excluded as any unused seats are not available for sale.

2003
Total Production Workstations	In Use	% in Use
14,035	9,692	69%

        Management believes that 90% is a reasonable target to achieve on an ongoing basis. However, there is no assurance that the Company will be able to achieve this targeted utilization in the future. As of June 30, 2003, the utilization rate was 61%.

Three-Month Period Ended September 30, 2003 Compared to September 30, 2002

        Revenues.    The decrease in North American Outsourcing revenue between periods was driven primarily by the loss of the USPS contract during 2003. The Company ceased providing services to USPS during July 2003. Also contributing to the revenue decrease between periods was a decrease in the billing rate and volumes associated with a large client program during 2003 compared to 2002 as well as the ramp down or no longer having several Canadian multi-client center programs. The decrease in North American Outsourcing revenue has also been caused by a lack of a sufficient level of new business. The Company typically churns approximately 10% to 15% of its revenue each year. Historically, the Company has signed a sufficient level of new business, or grown existing customer business, to more than offset the normal churn. However, over the past several years, the Company has experienced longer sales cycles which management attributes to the global economy. Recently, management has noted an improvement in the sales cycle. While the Company's strategy is to differentiate itself by focusing on complex engagements and offering value added solutions, there is no assurance that it will be successful in being able to win new business or mitigate future price decreases with this strategy.

        The increase in International Outsourcing revenues between periods is the result of increases in Europe, Asia Pacific and Latin America. The increase in Asia Pacific is primarily due to growth in an existing client program in Australia. The increase in Europe was driven by Spain and resulted from the combination of an increase in an existing client program along with several new client programs. The increase in Spain was partially offset by a decrease in the U.K. The increases in Asia Pacific and Spain were also favorably impacted by changes in foreign currency exchange rates between periods. Latin American revenues increased primarily as a result of a new client program in Brazil. The increase in Brazil was offset by a decrease in Mexico due to no longer having several client programs.

        Database Marketing and Consulting revenues increased primarily as a result of an increase in customer names managed in the service reminder business.

        Costs of Services.    The decrease in costs of services as a percentage of revenue in North American Outsourcing between periods is primarily due to improvements in a certain large client program. The profitability of this program improved during the three months ended September 30, 2003 primarily as the result of transitioning a greater percentage of work to lower labor cost markets. Additionally, the loss of the USPS contract also had a favorable impact as the cost of service as a percentage of revenue on that contract was higher than the consolidated percentage for the North American Outsourcing segment. The Company is also taking additional steps to improve its costs of services as a percentage of revenue for all programs in its North American Outsourcing segment including enhancing its timekeeping and workforce management systems and other actions to improve program profitability. There is no assurance that management will be successful in these efforts.

        The increase in cost of services as a percentage of revenue in International Outsourcing between periods is due to the Asia Pacific and European regions. The Asia Pacific degradation has been primarily caused by a certain client program in Australia. Subsequent to September 30, 2003, the Company renegotiated the terms of this contract and, as a result, management expects the profitability to improve. The European degradation is primarily the result of no longer having a certain contract in the U.K. Latin American costs as a percentage of revenue are comparable between three-month periods.

        Cost of services as a percentage of revenue for Database Marketing and Consulting is comparable between periods.

        Selling, General and Administrative.    Selling, general and administrative expenses as a percentage of revenue in North American Outsourcing are comparable between three-month periods. In absolute dollars, the decrease in selling, general and administrative was primarily due to reductions in U.S. corporate overhead along with reduced bad debt, payroll and telecom expenses at Percepta between periods. During the third quarter of 2003, the Company executed a reduction in force to help reduce selling, general and administrative expenses as well as implemented other cost control measures.

        Selling, general and administrative expenses as a percentage of revenue in International Outsourcing between periods are comparable between three-month periods. In absolute dollars, the increase in selling, general and administrative expense was primarily due to Asia Pacific and the U.K. The increase in Asia Pac was primarily due to increased payroll and occupancy costs. Changes in foreign currency exchange rates were a significant contributor to the increase in Asia Pacific expenses. The increase in the U.K. is the combined result of a charge taken during the three months ended September 30, 2003 to correct the accounting related to recognizing into earnings monies received under the IDB Grant ($0.7 million). The amounts recognized in prior periods was not material to any given period previously reported. Additionally, during the three months ended September 30, 2002, the Company reversed an accrual for value added taxes upon a favorable ruling from a local court ($0.6 million).

        Selling, general and administrative expenses as a percentage of revenue in Database Marketing and Consulting was comparable between three-month periods. In absolute dollars, the increase in selling, general and administrative expenses was primarily due to increased payroll expenses as well as fees incurred in connection with researching and assessing the sales/use tax liability.

        Depreciation and Amortization.    The increase in depreciation expense as a percentage of revenue in North American Outsourcing is the result of the decrease in revenue. In absolute dollars, depreciation expense was comparable between the three-month periods. Depreciation expense in 2003 was reduced as a result of the impairments recorded during the fourth quarter of 2002, which offset the increase from the purchase of the corporate headquarters building in February 2003.

        The decrease in depreciation expense as a percentage of revenue in International Outsourcing is the combined result of the increase in revenue along with the impairments recorded during the fourth quarter of 2002. In absolute dollars, depreciation expense was comparable between the three-month periods.

        Database Marketing and Consulting depreciation and amortization expense, both as a percentage of revenue and in absolute dollars, is comparable between the three-month periods.

        Restructuring Charges.    During the three months ended September 30, 2003, North American Outsourcing recorded a restructuring charge of $0.9 million for severance and other termination benefits related to a reduction in force of approximately 90 administrative employees. Additionally, a charge of approximately $0.5 million was incurred to record the remaining lease liability of its Kansas City customer management center which was closed during the third quarter of 2003 along with severance payments for the remaining employees. These charges were partially offset by the reversal of $0.8 million in unused accruals from 2002 restructurings.

        During the three months ended September 30, 2003, International Outsourcing recorded a restructuring charge of $0.6 million for severance and other termination benefits related to a reduction in force of approximately 30 administrative employees primarily in Asia Pacific.

        During the three months ended September 30, 2003, Database Marketing and Consulting recorded a restructuring charge of $0.1 million for severance and other termination benefits related to a reduction in force of approximately 13 administrative employees.

        Other Income (Expense).    The increase in other expense between periods was primarily due to an increase in interest expense. Interest expense increased as a result of the Company having a higher debt balance in 2003 compared to 2002 which resulted from borrowings related to the purchase of the corporate headquarters building in February 2003. As previously discussed, there was also an increase in the interest rate during the third quarter of 2003 as a result of amending the debt agreements. The increase in interest expense was partially offset by a foreign currency transaction gain related to intercompany receivables/payables. Additionally, during the three months ended September 30, 2003, the Company began recording its pro rata share of earnings (losses) on the joint venture in India upon commencement of operations.

        Income Taxes.    During the three months ended September 30, 2003, the Company determined that an error occurred in converting the Spanish statutory general ledger to the U.S. GAAP ledger in connection with a general ledger system implementation in Spain which took place during the fourth quarter of 2002. The error impacted the deferred tax asset balance. As a result, Spain's deferred tax asset balance was understated. During the fourth quarter of 2002, the Company determined to establish a valuation allowance for all of Spain's deferred tax assets that arose prior to a certain date. However, because of the error, the Company unintentionally did not record enough valuation allowance during 2002. Primarily as a result of the aforementioned error, the Company recorded approximately $3.0 million of additional tax expense for the three months ended September 30, 2003 in the accompanying Consolidated Statements of Operations to increase its deferred tax valuation allowance. Management does not consider this activity material to any prior period previously reported.

        As of September 30, 2003, after adjusting the valuation allowance, the Company has approximately $2.9 million of unreserved deferred tax asset related to its consolidated U.S. federal income tax return. That balance represents the amount of taxes recoverable from available operating loss carryback. Management believes that the unreserved deferred tax asset should not exceed the amount of available carryback until facts and circumstances change and support a different position. Accordingly, for those entities that are part of the consolidated U.S. federal income tax return, the tax expense or benefit that would be derived from multiplying their effective tax rate by the book income or loss before taxes will be offset by an equal amount of increase or decrease in the deferred tax valuation allowance. As a result, deferred income tax expense or benefit will be $0 for those entities until such time that the valuation allowance is fully utilized.

        The Company has approximately $8.1 million of net deferred tax assets related to certain international countries whose recoverability is dependent upon future profitability.

Nine-Month Period Ended September 30, 2003 Compared to September 30, 2002

        Revenues.    The decrease in North American Outsourcing revenue between periods was driven primarily by the ramp down of the USPS contract during 2003, as well as the ramp down or no longer having approximately ten multi-client center programs, primarily in the communications sector. Several of the shared center programs were temporary in nature and ended during the first quarter of 2002. The decrease in North American Outsourcing revenue has also been caused by a lack of a sufficient level of new business. The Company typically churns approximately 10% to 15% of its revenue each year. Historically, the Company has signed a sufficient amount of new business, or grown existing customer business, to more than offset the normal churn. However, over the past several years, the Company has experienced longer sales cycles which management attributes to the global economy. Recently, management has noted an improvement in the sales cycle. While the Company's strategy is to differentiate itself by focusing on complex engagements and offering value added solutions, there is no assurance that it will be successful in being able to win new business or mitigate future price decreases with this strategy.

        The increase in International Outsourcing revenues between periods is the net result of increases in Europe and Asia Pacific offset by decreases in Latin America. The increase in Asia Pacific is primarily due to growth in an existing client program in Australia. The increase in Europe was driven by Spain and resulted from the combination of an increase in an existing client program along with a new short term project that was completed in June 2003. The increases in Asia Pacific and Europe were also favorably impacted by changes in foreign currency exchange rates. Latin American revenues decreased primarily as a result of a decrease in Mexico. The decrease in Mexico was primarily due to no longer having several client programs.

        Database Marketing and Consulting revenues increased primarily as a result of an increase in customer names managed in the service reminder business.

        Costs of Services.    Cost of services as a percentage of revenue in North American Outsourcing is comparable between periods. While the Company has improved its gross margin percentage from prior quarter 2003 levels, the Company is taking additional steps to improve its cost of services as a percentage of revenue for all programs in its North American Outsourcing segment including enhancing its timekeeping and workforce management systems and other actions to improve program profitability. There is no assurance that management will be successful in these efforts.

        The increase in cost of services as a percentage of revenue in International Outsourcing between periods is due to the Latin American and Asia Pacific regions. The degradation in Latin America is primarily due to Mexico. The Mexico degradation was primarily caused by no longer having several profitable programs along with a more competitive local market. The degradation in Asia Pacific is primarily due to a certain client program in Australia. Subsequent to September 30, 2003, the Company renegotiated the terms of this contract and, as a result, management expects the profitability to improve. Europe costs as a percentage of revenue improved between periods primarily as the result of improvements in Spain. Spain improved primarily as the result of terminating several unprofitable contracts during the second quarter of 2002.

        Cost of services as a percentage of revenue for Database Marketing and Consulting is comparable between periods.

        Selling, General and Administrative.    The increase in selling, general and administrative expenses as a percentage of revenue in North American Outsourcing is primarily due to the decrease in revenue between periods as a significant amount of selling, general and administrative expenses are fixed in nature. In absolute dollars, selling, general and administrative expenses are comparable between periods. During the three months ended September 30, 2003, the Company executed a reduction in force to help reduce payroll expense as well as implemented other cost control measures.

        Selling, general and administrative expenses as a percentage of revenue for International Outsourcing was comparable between periods. In absolute dollars, the increase between periods was due to increases in Asia Pacific and Latin America. The increase in Asia Pacific was caused primarily by increases in payroll and related expenses, telco and occupancy costs. Changes in foreign currency exchange rates were a significant contributor to the increase in Asia Pacific expenses. Latin American increases were caused by increases in payroll and related expenses, bad debt expense, telco and occupancy costs. As previously discussed, both of these regions recently took actions to reduce selling, general and administrative expenses.

        The increase in selling, general and administrative expenses as a percentage of revenue in Database Marketing and Consulting was caused primarily by an increase in payroll and related expenses along with the accrual for use tax of $3.3 million as discussed in Note 14 to the Condensed Consolidated Financial Statements.

        Depreciation and Amortization.    North American depreciation expense as a percentage of revenue was comparable between periods. In absolute dollars depreciation expense decreased between periods as the result of the impairments recorded during the fourth quarter of 2002, which offset an increase from the purchase of the corporate headquarters building in February 2003.

        The decrease in International Outsourcing depreciation expense as a percentage of revenue is the result of the increase in revenue as well as the impairments recorded during the fourth quarter of 2002. In absolute dollars, depreciation expense was comparable between the nine-month periods.

        The increase in Database Marketing and Consulting depreciation expense is the result of greater fixed asset balances in 2003 as well as the commencement of amortizing certain capitalized software costs during the third quarter of 2002 (as a result of launching new products).

        Restructuring Charges.    During the nine months ended September 30, 2003, the North American Outsourcing segment recorded restructuring charges of approximately $1.4 million related to the closure of its Kansas City, Kansas facility being used to service the USPS. These charges consist of a fee paid to the landlord for the early termination of the lease, recording the remaining lease liability upon closing the facility, severance payments and an accrual for repayment of a grant. Additionally, the North American Outsourcing segment also recorded approximately $0.4 million for the termination of 591 employees related to the shut down of a managed center in Atlanta, Georgia in March 2003, as well as $0.9 million for severance and other termination benefits associated with the termination of 90 administrative employees in the third quarter of 2003. The above mentioned charges were partially offset by the reversal of approximately $2.0 million of unused accruals related to 2002 restructurings.

        During the nine months ended September 30, 2003, the International Outsourcing segment recorded restructuring charges of approximately $1.6 million for severance and other termination benefits related to a reduction in force of approximately 120 and 30 administrative employees in Mexico and Asia Pac, respectively.

        Impairment Loss.    During the nine months ended September 30, 2003, the North American Outsourcing segment recorded an impairment loss of approximately $4.0 million to reduce the net book value of the long-lived assets of its Kansas City customer management center to their estimated fair market value. See discussion above under Critical Accounting Policies.

        During the nine months ended September 30, 2003, the International Outsourcing segment recorded an impairment loss of approximately $3.0 million to reduce the net book value of the long-lived assets of its Mexico City customer management center to their estimated fair market value. See discussion above under Critical Accounting Policies.

        Other Income (Expense).    The increase in other expense between periods was primarily due to an increase in interest expense as well as foreign currency transaction losses partially offset by equity losses from the Company's investment in EHI during 2002. Interest expense increased as a result of the Company having a higher debt balance in 2003 compared to 2002 which resulted from borrowings related to the purchase of the corporate headquarters building in February 2003. The foreign currency transaction losses were incurred primarily on the intercompany receivable/payable between the U.S. and Canada related to services being provided in Canada on behalf of U.S. based customers primarily during the first six months of 2003. During the nine months ended September 30, 2003, the Company recorded approximately $1.8 million of foreign currency transaction losses. While the Company hedges the foreign currency risks associated with its labor costs, it does not hedge risks associated with the timing of settling its intercompany accounts. Management began settling these accounts more timely in the third quarter which effectively mitigates its exposure to fluctuations in foreign currency exchange rates. See discussion in Critical Accounting Policies below.

        Income Taxes.    During the nine months ended September 30, 2003, the Company established a valuation allowance for the deferred tax assets that relate to its consolidated U.S. federal income tax return. Management made this decision based on the current facts and circumstances including an unexpected deterioration in operating performance, a projected net loss for 2003 (third consecutive year of net loss), continued asset impairments with the potential for additional charges, and an increase in the deferred tax asset balance. In weighing the positive and negative evidence as prescribed in SFAS No. 109, and reviewing projected taxable income (loss), the Company determined that a valuation allowance was necessary to state its deferred tax assets at their expected realizable value. As a result, during the nine months ended September 30, 2003, the Company recorded approximately $34.9 million of income tax expense to establish a valuation allowance. Included in this activity is approximately $3.0 million of correction of an error related to prior periods, none of which management considers material to any prior period previously reported.

        Cumulative Effect of Change in Accounting Principle.    Upon adoption of SFAS No. 142 in the first quarter of 2002, the Company recorded an impairment of approximately $11.5 million related to the goodwill of its Latin American reporting unit. The impairment was due to the economic risk and uncertainty associated with that region, particularly Argentina, and the corresponding high discount rate used in the SFAS No. 142 calculation.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2003, the Company had cash and cash equivalents of $127.0 million compared to $144.8 million at December 31, 2002. The decrease of $17.8 million from December 31, 2002, primarily resulted from capital expenditures, which were partially offset by cash flow generated from operating activities and borrowings under the line of credit. DSOs increased from 49 days at December 31, 2002 to 53 days at September 30, 2003. Management considers 49 days to be unusually low and believes 53 days to be within a more reasonable range given its mix of domestic and international business. Net cash provided by operating activities was $30.0 million for the nine months ended September 30, 2003 compared to net cash provided of $57.7 million for the nine months ended September 30, 2002. The decrease in cash provided by operating activities is primarily due to an increase in the Company's operating loss.

        Cash used in investing activities was $79.5 million for the nine months ended September 30, 2003 compared to $28.6 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, the Company had capital expenditures of $69.6 million compared to $29.5 million for the nine months ended September 30, 2002. In February 2003, the Company purchased its corporate headquarters building for $38.2 million, which was previously under a synthetic lease using proceeds from the Revolver. Excluding the purchase of the corporate headquarters building, the amount of capital expenditures were similar between periods. During the nine months ended September 30, 2003 the Percepta board of directors approved distributions of $6.0 million to the joint venture partners. As a result, $2.7 million has been distributed to Ford Motor Company as the minority shareholder of the joint venture. The Company expects the Percepta board of directors to continue these distributions through the remainder of 2003. Additional cash flow uses have primarily been for the internal development of software. Further, in 2003, the Company purchased a business in Brazil in order to acquire and service a new client contract.

        Cash provided by financing activities was $35.6 million for the nine months ended September 30, 2003 as compared to cash used of $20.6 million for the nine months ended September 30, 2002. Excluding the $39.0 million in borrowings under the line of credit, the cash used in financing activities for 2003 and 2002 was primarily related to repayments of debt and capital leases, as well as the purchase of treasury stock. In December 2002, the Company's Board of Directors authorized the continuation of a previous repurchase program authorizing the purchase of up to an additional $25.0 million of the Company's stock. Through September 30, 2003, the Company had purchased approximately $1.2 million of its common stock under the new repurchase program.

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

        The Company's Revolver is with a syndicate of five banks. Under the terms of the Revolver, the Company may borrow up to $85.0 million with the ability to increase the borrowing limit by an additional $50.0 million (subject to bank approval) within three years from the closing date of the Revolver (October 2002). The Revolver matures on December 28, 2006 at which time a balloon payment for the principal amount is due, however, there is no penalty for early prepayment. The Revolver bears interest at a variable rate based on LIBOR. The interest rate will also vary based on the Company leverage ratios (as defined in the agreement). At September 30, 2003 the interest rate was 3.12% per annum while $39.0 million was drawn under the Revolver. The Revolver is guaranteed by all of the Company's domestic subsidiaries and is secured by certain assets of the Company and its domestic subsidiaries as described below. A significant restrictive covenant under the Revolver requires the Company to maintain a minimum fixed charge coverage ratio as defined in the agreement.

        The Company also has $75.0 million of Senior Notes, $60.0 million of which bear interest at 8.75% per annum and $15.0 million bear interest at 9.15% per annum. Interest on the Senior Notes is payable semi-annually and principal payments commence in October 2004 with final maturity in October 2011. A significant restrictive covenant under the Senior Notes requires the Company to maintain a minimum fixed charge coverage ratio as defined in the agreement. Additionally, in the event the Senior Notes were to be repaid in full prior to maturity, the Company would have to remit a "make whole" payment as defined in the agreement to the holders of the Senior Notes. As of September 30, 2003, the make whole payment is approximately $10.1 million.

        During the second quarter of 2003, the Company was not in compliance with the minimum fixed charge coverage ratio and minimum consolidated net worth covenants under the Revolver and the fixed charge coverage ratio and consolidated adjusted net worth covenants under the Senior Notes. The Company has worked with the lenders to successfully amend both agreements bringing the Company back into compliance. While the Revolver and Senior Notes had subsidiary guarantees, they were not secured by the Company's assets. In connection with obtaining the amendments, the Company has securitized the Revolver and Senior Notes with a majority of the Company's domestic assets. Additionally, the interest rates that the Company pays under the Revolver and Senior Notes increased as well under the amended agreements. The Company believes that annual interest expense will increase by approximately $2.0 million a year from previous levels under the Revolver and Senior Notes as amended. The Company believes that based on the amended agreements it will be able to maintain compliance with the financial covenants. However, there is no assurance that the Company will maintain compliance with financial covenants in the future and, in the event of a default, no assurance that the Company will be successful in obtaining future waivers or amendments.

        From time to time, the Company engages in discussions regarding restructurings, dispositions, mergers, acquisitions and other similar transactions. Any such transaction could include, among other things, the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption or refinancing of indebtedness, and could be material to the financial condition and results of operations of the Company. There is no assurance that any such discussions will result in the consummation of any such transaction. Any transaction that results in the Company entering into a sales leaseback transaction on its corporate headquarters building would result in the Company recognizing a loss on the sale of the property (as management believes that the current fair market value is less than book value) and would result in the settlement of the related interest rate swap agreement (which would require a cash payment and charge to operations of $4.7 million).

        In April 2003, the Company announced a joint venture agreement with Bharti Enterprises Limited ("Bharti") to provide in-country and offshore customer management solutions in India. Under terms of the agreement, the Company and Bharti will participate in a joint venture known as TeleTech Services India Private Limited ("TeleTech India"). The Company and Bharti will initially each have a 50% ownership interest in TeleTech India with the Company having the ability to acquire up to 80% of the venture. The Company anticipates funding between $10.0 million and $15.0 million over the next 12 months related to TeleTech India. Through September 30, 2003, the Company had funded $1.5 million to the joint venture.

        At September 30, 2003, the Company had the following contractual obligations (amounts in thousands):

Contractual Obligations	Less than 1 year	2-3 years	4-5 years	Over 5 years	Total
Long-term debt and Senior Notes(1)	$1,286	$26,212	$28,376	$20,702	$76,576
Capital lease obligations(1)	1,236	259	—	—	1,495
Line of credit(1)	—	—	39,000	—	39,000
Grant advances(1)	11,919	—	—	—	11,919
Operating lease commitments(2)	23,130	44,223	32,409	76,101	175,863

Total	$37,571	$70,694	$99,785	$96,803	$304,853

(1)
Reflected on accompanying condensed consolidated balance sheets.

(2)
Not reflected on accompanying condensed consolidated balance sheets.

CLIENT CONCENTRATIONS

        The Company's five largest clients accounted for 51.4% and 51.2% of its revenues for the nine months ended September 30, 2003 and 2002, respectively. In addition, these five clients accounted for an even greater proportional share of the Company's consolidated earnings. The profitability of these clients varies greatly based upon the specific contract terms with any particular client, and the relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis. The risk of this concentration is mitigated, in part, by the long-term contracts the Company has with its largest clients. The contracts with these clients expire between 2003 and 2010. Additionally, a particular client can have multiple contracts with different expiration dates. Although the Company has historically renewed most of its contracts with its largest customers, there is no assurance that future contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts. In these circumstances, the Company pursues several alternatives to mitigate the impact including replacing the business with new contracts, improving operating margins through greater efficiencies and achieving other cost reductions.

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

        Under the terms of the original contract with Verizon relating to its CLEC business, there were certain minimum monthly volume commitments at pre-determined hourly billing rates ("Minimum Commitments"). As previously announced, when the CLEC work was redirected to other Verizon business units during 2001, Verizon continued to honor the contractual terms of its Minimum Commitments. While the terms negotiated by these business units were generally at lower hourly billing rates ("Base Rates") than the Minimum Commitments, Verizon has continued to meet its financial obligations associated with the Minimum Commitments. Management believes that if contracts are renewed with Verizon, it will result in lower hourly billing rates than those that are currently being paid under the Base Rates. In some instances, volume associated with new work is also offset against the Minimum Commitments. In addition, certain Minimum Commitments were bought out with cash and these settlement payments are being amortized over the life of such Minimum Commitments. Assuming business volume continues at its current rate, the Company's expectation is that the Minimum Commitments will be satisfied and, accordingly, expire between 2003 and 2004. The amount of Minimum Commitments satisfied by Verizon in excess of the Base Rates, together with amortized settlement payments, was $33.0 million in 2002 and approximately $24.6 million for the nine months ended September 30, 2003. As of September 30, 2003, it is expected that this amount will decline to approximately $32.7 million in 2003, $7.8 million in 2004, and $0 thereafter. There is no cost to the Company associated with the amounts it receives from Verizon for Minimum Commitments in excess of the Base Rates or amortized settlement payments and, accordingly, these amounts impact pre-tax earnings by a like amount. The loss of the Minimum Commitments is not expected to have a material adverse effect on the Company's 2003 operating results, financial position or cash flows. The anticipated decline could have an adverse affect on the Company's operating results in 2004 unless the profits earned from the Minimum Commitments are replaced with other business of comparable profitability, margins are improved through greater operating efficiencies, and other cost reductions are achieved, all of which are being pursued by management. However, no assurance can be given that the Company will be successful in these efforts.

        A large client in Spain has informed the Company of its intention to issue a request for proposals upon contract expiration in the fourth quarter of 2003. This client accounts for 54% of Spain's revenue. While management believes it will retain this client contract, no assurance can be given the Company will be successful in this effort. The loss of this contract would not have a material impact on the Company's consolidated operations, financial position or cash flows.

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

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of an entity's expected losses, receives a majority of an entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in an entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The Company did not have any variable interest entities as of September 30, 2003.

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

        In July 2003, the Company adopted Emerging Issues Task Force No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), providing further guidance on how to account for multiple element contracts. EITF 00-21 is effective for all arrangements entered into after the second quarter of 2003. The Company has determined that EITF 00-21 will require the deferral of revenue for the initial training that takes place upon commencement of a new contract ("Start-Up Training") if that training is billed separately to a client. Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, will also be deferred. In these circumstances, both the training revenue and costs will be amortized over the life of the client contract. In situations where Start-Up Training is not billed separately, but rather included in the hourly service rates paid by the client through the life of the contract, no deferral is necessary as the revenue is being recognized over the life of the contract. If Start-Up Training revenue is not deferred, the associated training expenses will be expensed as incurred. The adoption of EITF 00-21 did not have a material impact on the Company's operating results for the three months ended September 30, 2003.

        In July 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The adoption of this pronouncement did not have a material impact on the Company.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FOR THE PERIOD ENDED SEPTEMBER 30, 2003

        Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in U.S. interest rates, LIBOR and foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to its normal operating and funding activities. As of September 30, 2003, the Company has entered into forward financial instruments to manage and reduce the impact of changes in the U.S./Canadian dollar exchange rates with several financial institutions. The Company has also entered into an interest rate swap agreement to manage its cash flow risk on the portion of the revolving line of credit used to purchased the corporate headquarters building as interest is variable based upon LIBOR.

Interest Rate Risk

        The interest on the Company's line of credit is variable based upon LIBOR and, therefore, affected by changes in market interest rates. At September 30, 2003, there was $39.0 million outstanding on the line of credit. If LIBOR increased 10%, there would be no impact to the Company due to the related interest rate swap as previously discussed.

Foreign Currency Risk

        The Company has wholly owned subsidiaries or operations in Argentina, Australia, Brazil, Canada, China, India, Korea, Malaysia, Mexico, New Zealand, the Philippines, Singapore, Spain and the United Kingdom. Revenues and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in the exchange rate may positively or negatively affect the Company's revenues and net income attributed to these subsidiaries. For the nine months ended September 30, 2003, revenues from non-U.S. countries represented 42.0% of consolidated revenues.

        The Company has contracted with several commercial banks at no material cost, to acquire a total of $107.1 million Canadian dollars through July 2005 at a fixed price in U.S. dollars of $71.2 million. The Company has derivative assets of $8.0 million associated with foreign exchange contracts. If the U.S./Canadian dollar exchange rate were to increase 10% from period-end levels, the Company would not incur a material loss on the contract.

        A significant business strategy for the Company's North American Outsourcing segment is to provide service to U.S. based customers from Canadian customer management centers in order to leverage the US/Canadian dollar exchange rates. During the nine months ended September 30, 2003, the Canadian dollar has strengthened against the US dollar by 17%. As a result, the Company's revenues remain constant in U.S. dollars, whereas its costs (which are denominated in Canadian dollars) are increasing. While the Company's hedging strategy can protect the Company from changes in the US/Canadian dollar exchange rates in the short-term, an overall strengthening of the Canadian dollar will adversely impact margins in the North American Outsourcing segment.

Item 4.

CONTROLS AND PROCEDURES

        The Company's chief executive officer and chief financial officer have concluded that, as of the end of the third quarter of 2003, the Company's disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended) were effective.

        No changes in the Company's internal control over financial reporting were identified in connection with the evaluation that occurred during the third quarter of 2003 that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its annual meeting of shareholders ("Annual Meeting") on May 15, 2003. As of March 25, 2003, the record date for the Annual Meeting, approximately 75,058,233 shares of common stock were outstanding. Each matter submitted to a vote of the shareholders at the Annual Meeting received a number of votes sufficient for approval.

        The following items were submitted to a vote of the Company's shareholders at the Annual Meeting:

  (a)
  Election of Directors

	Votes For	Authority Withheld
Kenneth Tuchman	66,437,436	1,090,018
James Barlett	55,629,914	11,897,540
Rod Dammeyer	64,466,833	3,051,621
George Heilmeier	64,475,693	3,051,761
William Linnenbringer	66,457,604	1,069,850
Ruth Lipper	64,822,895	2,704,559
Morton H. Meyerons	66,359,291	1,168,163
Alan Silverman	66,807,369	723,085
Shirley Young	66,805,781	721,673
  (b)
  Ratification of Ernst & Young, LLP as the Company's Independent Auditor

Votes For	Votes Against	Votes Abstained
66,674,866	849,962	2,626
  (c)
  Shareholder Proposal submitted to the Company regarding the MacBride principles by the New York City Employee's Retirement System, the New York City Teacher's Retirement System, the New York City Fire Department Pension Fund and the New York City Police Pension Fund beneficial owners of 139,400 shares of Common Stock.

Votes For	Votes Against	Votes Abstained
2,004,883	55,105,955	2,010,966

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit No.	Exhibit Description
10.1	First Amendment to Note Purchase Agreement dated as of February 1, 2003 by and among TeleTech Holdings, Inc. and each of the institutional investors party thereto

10.2	Second Amendment to Note Purchase Agreement dated as of August 1, 2003 by and among TeleTech Holdings, Inc. and each of the institutional investors party thereto
10.3	Third Amendment to Note Purchase Agreement dated as of September 30, 2003 by and among TeleTech Holdings, Inc. and each of the institutional investors party thereto
10.4	First Amendment to Credit Agreement dated as of February 10, 2003 by and among TeleTech Holdings, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent
10.5	Second Amendment to Credit Agreement dated as of June 30, 2003 by and among TeleTech Holdings, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent
10.6	Third Amendment to Credit Agreement dated as of October 24, 2003 by and among TeleTech Holdings, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent
10.7	Intercreditor and Collateral Agency Agreement dated as of October 24, 2003 among various creditors of TeleTech Holdings, Inc. and Bank of America, N.A. as collateral agent
10.8	Pledge Agreement dated as of October 24, 2003 by and among TeleTech Holdings, Inc., each subsidiary of TeleTech Holdings, Inc. party thereto and Bank of America, N.A. as collateral agent
10.9	Security Agreement dated as of October 24, 2003 by and among TeleTech Holdings, Inc., each subsidiary of TeleTech Holdings, Inc. party thereto and Bank of America, N.A. as collateral agent
10.10
Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing dated as of October 24, 2003 by TeleTech Services Corporation to The Public Trustee of the County of Douglas, Colorado for the benefit of Bank of America, N.A. as collateral agent
31	Certifications
32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
  (b)
  Reports on Form 8-K

      TeleTech's Current Report on Form 8-K filed on July 16, 2003
      TeleTech's Current Report on Form 8-K filed on August 15, 2003

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC. (Registrant)
Date: November 5, 2003	By:	/s/ KENNETH D. TUCHMAN Kenneth D. Tuchman Chairman and Chief Executive Officer
Date: November 5, 2003	By:	/s/ DENNIS J. LACEY Executive Vice President and Chief Financial Officer