Form 10-K
period 2003-12-31
TELETECH HOLDINGS INC
filed 2004-03-08
CIK 1013880

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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
 Common Stock, $.01 par value per share
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by checkmark if an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        As of June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, there were 74,193,804 shares of the registrant's common stock outstanding. The aggregate market value of the registrant's voting and non-voting common stock that was held by non-affiliates on such date was $285,646,145 based on the closing sale price of the registrant's common stock on such date as reported on the Nasdaq Stock Market.

        As of March 2, 2004, there were 75,287,300 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of TeleTech Holdings, Inc.'s definitive proxy statement for its annual meeting of stockholders to be held on May 20, 2004, are incorporated by reference into Part III of this Form 10-K, as indicated.

PART I

        This Form 10-K contains certain forward-looking statements within the meaning or the Private Securities Litigation Reform Act of 1995 and involves inherent risks and uncertainties. We have set forth beginning on page 10 of this Form 10-K a detailed discussion of risks and uncertainties relating to our business. The statements contained in these forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements express or implied by the forward-looking statements.

Item 1. Business.

Overview

        TeleTech Holdings, Inc., a Delaware corporation (together with its wholly owned and majority owned subsidiaries, "TeleTech" or the "Company," which may also be referred to as "we," "us" or "our") serves its clients through two primary businesses: (i) Customer Management Services, which provides outsourced customer support and marketing services for a variety of industries via call centers ("customer management centers", or "CMCs") throughout the world ("Customer Care"); and (ii) Database Marketing and Consulting, which provides outsourced database management, direct marketing and related customer retention services for automotive dealerships and manufacturers in North America.

        TeleTech was organized as a Delaware corporation on December 22, 1994 to continue the operations of its predecessors, which were founded as early as 1982. The Company completed its initial public offering in 1996 with 9 CMCs in 4 countries, and has grown to 64 locations in 16 countries as of December 31, 2003.

  Five-Year History

        From 1998 to 2000 TeleTech demonstrated growth in revenue and profitability, driven primarily by an increase in both new and existing large, global client contracts. Despite continued revenue growth from 2000 to 2002, our profitability declined and we incurred losses in 2001, 2002 and 2003 due to a combination of factors that are outlined below. Our senior management team is currently engaged in taking proactive measures intended to return the company to profitability.

        Over the past three years, the following have negatively impacted our profitability:

  •
  A longer sales cycle as a result of the global economic downturn;

  •
  Excess capacity in our multi-client CMCs due to the ramp down or termination of certain client contracts;

  •
  Less favorable pricing and contract terms driven by clients as the customer management industry has matured;

  •
  Losses from our international operations resulting from an unsuccessful acquisition in Spain in 2000, excess capacity in the United Kingdom, and excess capacity as well as certain unprofitable client programs in Latin America;

  •
  Lower profitability from a large North America client program until we successfully transitioned the work to lower cost locations;

  •
  Charges related to the closures of certain CMCs, workforce reductions and asset impairments; and

  •
  The incurrence of development costs to create new value added services and solutions for clients.

        As a result of the above, we were not in compliance with certain financial covenants in our Credit Agreement dated October 29, 2002, as amended ("Revolver"), and Note Purchase Agreement, dated October 30, 2001, as amended ("Senior Notes") during 2002 and 2003. During 2003, we worked with our lenders to successfully amend both agreements bringing the Company back into compliance. The amendments required that we secure the agreements with a majority of the Company's domestic assets. The last amendment was completed in August 2003 and resulted in an increase of interest expense of approximately $2.0 million per year.

  Business Turnaround

        Our senior management team has taken, or is taking, the following actions to return the company to profitability. These actions have included:

  •
  Closing CMCs where we were not meeting our desired level of profitability due to high labor costs;

  •
  Conducting operational reviews of all client programs that did not meet our desired level of profitability and creating an action plan, including in some instances terminating the program or adjusting the price, for each such account;

  •
  Terminating client contracts that we determined could not reasonably be returned to our desired level of profitability;

  •
  Transitioning client programs to lower cost locations to improve profitability;

  •
  Reducing our global operating costs, including general and administrative expenses;

  •
  Reducing the size of our global workforce;

  •
  Appointing new management teams in our North America, Europe, Asia Pacific and Latin America operations;

  •
  Implementing a plan to improve workforce utilization, operational efficiencies and drive other cost containment measures;

  •
  Expanding our lower cost, English speaking services in Argentina, Belfast, Canada, Mexico, India and the Philippines; and

  •
  Establishing a solutions team to focus on the development of new products and services intended to differentiate our offering and deliver higher profit margins than our traditional services.

  Segments

        We classify our business activities into three segments: North American Customer Care, International Customer Care and Database Marketing and Consulting. These segments are consistent with our management of the Company and reflect our internal financial reporting structure and operating focus. North American Customer Care consists of customer management services provided to United States' and Canadian clients while International Customer Care consists of clients in all other countries. Our North American Customer Care business segment accounted for approximately 63.2%, 69.7% and 66.6% of total 2003, 2002 and 2001 revenue, respectively. Our International Customer Care business segment accounted for approximately 25.8%, 20.9% and 25.6% of total 2003, 2002 and 2001 revenue, respectively. All intercompany transactions between the reported segments for the periods presented have been eliminated.

        As discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operations, it is a significant Company strategy to garner additional business through the lower cost opportunities offered by certain international countries. Accordingly, the Company provides services to certain U.S. clients from CMCs in Canada, India, Argentina, Mexico and the Philippines. Under this arrangement, while the U.S. subsidiary invoices and collects from the end client, the U.S. subsidiary also enters into a contract with the foreign subsidiary to reimburse the foreign subsidiary for their costs plus a reasonable profit. As a result, a portion of the profits from these client contracts is recorded in the U.S. while a portion is recorded in the foreign location. For U.S. clients being fulfilled from Canadian locations and the Philippines, which represents the majority of these arrangements, the profits all remain within the North American Customer Care segment. For U.S. clients being fulfilled from other countries, a portion of the profits are reflected in the International Customer Care segment. There are also situations where certain foreign subsidiaries will contract with other foreign subsidiaries to fulfill client contracts. In these situations, while the profits are partially recorded in each country, on a segment basis they are all reflected in the International Customer Care segment.

        Database Marketing and Consulting provides outsourced database management, direct marketing and related customer retention services for automobile dealerships and manufacturers in North America. Our database marketing and consulting segment accounted for approximately 11.0%, 9.4% and 7.8% of total 2003, 2002 and 2001 revenue, respectively.

        In January 2003, the Company adopted the practice of allocating corporate operating expenses to segments based upon each segment's respective pro rata percentage of consolidated revenue. Prior to January 1, 2003, corporate operating expenses were shown as a separate segment. Segment information as of December 31, 2002 and 2001 has been restated to reflect this change.

        Our Internet address is www.TeleTech.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, are available free of charge on our Internet website under the heading "Investors" / "Annual Reports" and "Investors" / "SEC Filings." We will provide electronic or paper copies of our SEC filings free of charge upon request.

Customer Management Services (North American and International Customer Care)

        Our Customer Management Services business manages telephone, e-mail, automated/interactive voice response and web-based customer interactions on behalf of our clients via CMCs throughout the world and represents approximately 89% of our total revenue. Approximately 95% of our Customer Management Services revenue comes from inbound customer interactions and 5% from outbound interactions. Accordingly, restrictions under the Do Not Call legislation do not have a material impact on our business.

        Our Customer Management Services business includes:

  •
  Customer Acquisition Services: We provide new account services including processing and fulfilling pre-sale information requests, verifying sales, activating services and directing customers to product or service sources, as well as initial post-sale support including operating instructions for the use of new products or services.

  •
  Customer Provisioning Services: We manage front- and back-office processes from order to installation, including turning on service or trouble shooting installation.

  •
  Customer Support Services: We manage customer support interactions, from complex transactions such as insurance claims processing, technical and help-desk support to more basic services such as billing support, account maintenance and complaint resolution.

  •
  Customer Development Services: We provide sales information to help our clients identify high-value customers and seek to increase clients' sales through up-selling and cross-selling clients' products or services.

  •
  Customer Retention Programs: We work in conjunction with clients to develop targeted customer satisfaction and loyalty programs to help manage customer attrition or turnover.

  •
  Other Customer-Related Programs: Our customer management services also include aiding in collections, collecting market research from customers and performing outbound-call campaigns.

        Many clients require a combination of the above services, which hereafter is referred to as customer management solutions. Additionally, we endeavor to develop on our own or with other companies, new products or services designed to meet particular client needs, which hereafter are referred to as solutions.

        Our services are designed to manage customer relationships across multiple products and services, as well as countries, languages and communication channels. For many businesses managing customer relationships is not a core competency, so we offer an alternative that enables companies to leverage our customer management experience, infrastructure, technology and resources. Each solution is designed to increase customer satisfaction by delivery of customer support in a manner pleasing to customers. Our services encompass the following Company capabilities:

  •
  Infrastructure deployment, including the securing, designing and building of data centers and CMCs;

  •
  Recruitment, education and management of client-dedicated customer service representatives ("CSRs");

  •
  Formulating and engineering operational process controls and quality control systems;

  •
  Technology consulting and implementation, including the integration of hardware, software, network and computer-telephony technology; and

  •
  Database management, which involves the accumulation, management and analysis of customer information to aid in the development of marketing strategies.

        We provide services from turnkey CMCs leased, equipped and staffed by TeleTech (referred to as Fully Outsourced Programs) and CMCs owned or leased and equipped by our clients and staffed by TeleTech (referred to as Facilities Management Programs).

        Our Fully Outsourced CMCs are utilized to serve either multiple clients (Multi-client Centers) or one dedicated client (referred to as Dedicated Centers). As noted above, we also provide Facilities Management services (Managed Centers) whereby the client owns or leases the CMC and equipment and we provide the staff and processes to operate the center. As of December 31, 2003, we had 24,201 workstations in 63 CMCs, of which 16 were Dedicated Centers, 31 were Multi-client Centers, and 16 were Managed Centers representing 6,660, 12,575 and 4,966 seats of capacity, respectively.

  Markets and Clients—Customer Management Services

        We primarily focus on large global corporations in the following industries: Automotive, Communications and Media, Financial Services, Government, Healthcare, Logistics, Retail, Technology and Travel. Communications and Media comprises approximately 50% of our total revenue, representing the largest portion of our client programs.

        Percepta, our 55% owned joint venture with Ford Motor Company ("Ford"), provides customer management services to Ford customers and Ford internal locations.

        We had two clients who represented more than 10% of 2003 total revenue: Verizon Communications ("Verizon") and Nextel Communications, Inc., which accounted for 17.4% and 14.3% of total revenue, respectively. As discussed in Management's Discussion and Analysis of Financial

Condition and Results of Operations under "Client Concentrations", Verizon revenue is expected to decline in 2004.

        Certain of our telecommunication customers, which represent approximately one-third of our annual revenue, also provide us telecommunication services. We believe each of these supplier contracts is negotiated at arms-length and may be negotiated at different times and with different legal entities. Expenditures under these supplier contracts represent less than one-percent of total costs.

  Sales and Marketing—Customer Management Services

        We employ a team sales approach and seek to hire business development professionals with experience in our targeted industries.

        We typically provide customer management services pursuant to written contracts with terms ranging from one to eight years and our contracts often contain renewal or extension options. Under virtually all of our significant contracts, we generate revenue based on the amount of time CSRs devote to a client's program. In addition, clients are typically required to pay fees relating to the implementation of the program including initial education and training of representatives, setup of the program, and development and integration of computer software and technology. Clients also may be required to pay fees relating to the management of the program and the recruiting, hiring and training of new CSRs to backfill vacant positions. Such fees may be billed as a separate charge upfront, or may be bundled into the production rate over the life of the contract.

        Contracts may, depending upon our assessment of the associated risks and opportunities, include provisions such as: (i) performance-based pricing provisions, whereby the client may pay more or we may have to issue a credit, depending upon our ability to meet agreed upon performance metrics and (ii) a requirement for our clients to pay a fee in the event of early termination.

        Most contracts have price adjustment terms allowing for cost of living adjustments and/or market changes in agent labor costs. Additionally, our client contracts generally contain provisions that designate the manner by which we receive payment for our services and allow us or the client to terminate the contract upon the occurrence of certain events.

  Operations—Customer Management Services

        We provide customer management services through the operation of 63 CMCs located in the U.S., Argentina, Australia, Brazil, Canada, China, India, Korea, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore, and Spain.

        We apply predetermined site selection criteria to identify locations conducive to operating large-scale customer management facilities in a cost-effective manner. We pursue local government incentives such as tax abatements, cash grants, low-interest loans, training grants and low cost utilities. Following site evaluations and cost analyses, as well as client considerations, a specific site is located and a lease is negotiated and finalized.

        Once we take occupancy of a site, we use a standardized development process designed to minimize the time it takes to open a new CMC and control costs. The site is retrofitted to requirements that incorporate engineering, cost control and scheduling concepts while placing emphasis on the quality of the work environment. Upon completion, we integrate the new CMC into our corporate facility and asset management programs. Generally, we can establish a new, fully operational inbound CMC containing 450 or more workstations within 120 days after a lease is finalized and signed.

        At least twice per year, we assess the expected long-term capacity utilization of our centers. Accordingly, we may, if deemed necessary, consolidate or shut down under-performing centers,

including those impacted by a major loss of a client program, in order to maintain or improve targeted utilization and margins.

  Quality Assurance—Customer Management Services

        We monitor and measure the quality and accuracy of our customer interactions through regional quality assurance departments. These departments evaluate, on a real-time basis, a certain percentage of the customer interactions in a day, across all of the customer interaction mediums utilized within the center. Each center has the ability to enable its clients to monitor customer interactions as they occur. Using criteria mutually determined with the client, quality assurance professionals monitor, evaluate, and provide feedback to the representatives on a weekly basis. As appropriate, representatives are recognized for superior performance or scheduled for additional training and coaching.

  Technology—Customer Management Services

        Our technology platforms are designed to maximize the utilization of CMCs and increase the efficiency of CSRs. We use interaction routing technology designed to expedite response times, and workforce management systems designed to establish CSR staffing levels that most efficiently meet call volume demands. In addition, our technology platform allows for tracking of each customer interaction, filing the information within a relational database and generating reports on demand so that both our clients and our internal operations teams can analyze the performance of the client program and gain information regarding customer behaviors.

        We have invested significant resources in designing and developing industry-specific open-systems software applications and tools and, as a result, maintain a library of reusable software code for use in future developments. We run our applications software on open-system, client-server architecture and use a variety of products developed by third party vendors. We continue to invest resources into the development and implementation of emerging customer management and technical support technologies.

  Human Resources—Customer Management Services

        Our ability to successfully provide customer management services is largely dependent upon our success in recruiting, hiring and training large numbers of employees within the costs we estimated when pricing our client's proposed business. We primarily offer full-time positions with competitive salaries and wages and a full range of employee benefits.

        To sustain an adequate level of service and support for our clients' customers, our representatives undergo training before managing customer interactions and for many client programs, receive ongoing training on a regular basis. In addition to learning about the clients' corporate culture and specific product or service offerings, representatives receive training in the numerous media we use to execute our clients' customer management program.

  Competition—Customer Management Services

        We believe that we compete primarily with the in-house customer management operations of our current and potential clients. We also compete with certain companies that provide customer management services on an outsourced basis, including Accenture, Convergys Corporation, EDS, IBM, SITEL Corporation and Sykes Enterprises Incorporated, among others. In certain instances, we also work with some of these companies on a sub-contract basis. We compete primarily on the basis of experience, scale, quality and scope of services, speed and flexibility of implementation, technological expertise, price and contractual terms. A number of competitors may have greater capabilities and resources than ours. Similarly, there can be no assurance that additional competitors with greater resources than ours will not enter our market.

  International Operations—Customer Management Services

        Our International Operations consist of customer management services provided to clients located in facilities outside of the U.S. and Canada, including Europe, Latin America and Asia Pacific. Our businesses in these three regions are operated and managed as described above; however, there are some minor differences. Outbound programs represent a higher percentage of our client programs internationally than in North America. In one international location the employees are subject to collective bargaining agreements under national labor laws. Additionally, competition in our international locations includes smaller, local providers of customer management services in addition to the global providers listed above.

Database Marketing and Consulting

        We operate our Database Marketing and Consulting segment through our wholly owned subsidiary Newgen Results Corporation, which represents 11% of our total revenue. We provide outsourced database management, direct marketing and related customer retention services for automotive dealerships' service departments and automobile manufacturers primarily in North America.

        Our Database Marketing and Consulting services primarily consist of direct marketing campaigns involving direct mailing and outbound teleservice follow-up to promote automobile service business from a dealership's own customer base.

  Markets and Clients—Database Marketing and Consulting

        Our Database Marketing and Consulting services are provided to automotive dealers and manufacturers in the U.S. and Canada. We have contracts with over 7,000 automobile dealers representing 12 different brand names. Additionally, we provide services directly to automobile manufacturers primarily related to national sales and service promotions.

  Sales and Marketing—Database Marketing and Consulting

        In this segment we employ sales professionals located in major markets throughout the U.S. and Canada.

  Operations—Database Marketing and Consulting

        We believe we have developed expertise in the operational aspects of database management, direct marketing and teleservice. Our core competencies include: developing and installing databases with dealership-specific information; downloading dealership data through our automated computer system; compiling related data; maintaining automobile maintenance schedules; and providing systems for direct mail- and teleservice-based customer solicitation.

  Quality Assurance—Database Marketing and Consulting

        We are ISO 9000:2000 certified and we undergo semi-annual surveillance audits to maintain this certification. We monitor and measure the ongoing quality and accuracy of our processes and systems associated with our products through operational metrics. These metrics are routinely evaluated against the current business environment to ensure that the customers' needs and expectations are taken into consideration.

  Technology—Database Marketing and Consulting

        We have invested significant resources in designing and developing proprietary industry-specific software applications and tools and as a result, maintain a library of reusable software code for use in future developments. We continue to invest resources into the development and implementation of emerging automotive customer services.

  Human Resources—Database Marketing and Consulting

        We aim to recruit and hire management with experience in automotive manufacturers or dealerships to enable us to provide our clients with a deep understanding of dealership operations and processes. Our employees receive training before managing customer interactions and for many client programs, receive ongoing training on a regular basis.

  Competition—Database Marketing and Consulting

        We operate in a highly competitive business environment. We compete with a variety of companies, including large national or multinational companies and smaller regional or local companies. Our two significant national competitors are Reynolds & Reynolds, Co., and Moore Corporation Limited. Smaller competitors include Autobytel, On-line Administrators, and eLeads. In addition, R.L. Polk has offered services that are similar to ours on a limited basis. As the trend toward dealership consolidation continues, dealerships will also be able to create internal economies of scale, and could choose to satisfy their database management and direct marketing needs internally. Our ability to compete effectively will depend on a number of factors including our knowledge of dealership service department operations, the perceived value of the services we offer, the state of our relationships with automobile manufacturers, the quality and breadth of our service, our ability to identify, develop and offer innovative services, our ability to overcome difficulties associated with replacing incumbent service providers and pricing and reputation among dealerships.

Joint Ventures

        During the first quarter of 2000, we formed a joint venture with Ford, Percepta, to provide global customer management solutions for Ford and other automotive companies. Percepta is currently providing such services in the United States, Canada, Australia and Scotland. We own 55% and Ford owns 45%, and each joint venture partner shares in the profits, dividends and any distributions of assets in accordance with its ownership percentage.

        In connection with this formation, we issued stock purchase warrants to Ford entitling Ford to purchase 750,000 shares of TeleTech common stock for $12.47 per share. These warrants were valued at $5.1 million using the Black Scholes Option model. The warrants expire on December 31, 2005.

        In April 2003, we announced a joint venture agreement with Bharti Enterprises Limited ("Bharti") to provide in-country and offshore customer management solutions in India. Under terms of the agreement, TeleTech and Bharti participate in a joint venture known as TeleTech Services India Private Limited ("TeleTech India"). Initially, TeleTech and Bharti each had a 50% ownership interest in TeleTech India with TeleTech having the ability to acquire up to 80% of the venture. In February 2004, we acquired an additional 10% interest in TeleTech India, bringing our total ownership interest to 60%.

Employees

        As of December 31, 2003, we had over 33,000 employees in 16 countries and approximately 87% of these employees held full-time positions. Our industry is very labor-intensive and traditionally experiences significant personnel turnover. In one international location the employees are subject to collective bargaining agreements mandated under national labor laws.

Seasonality

        Historically we have experienced a seasonal impact in the fourth quarter primarily related to higher volumes from a few clients in the package delivery business and other seasonal industries.

Working Capital

        Information about our liquidity is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under "Liquidity and Capital Resources".

Risk Factors

        You should not construe the following cautionary statements as an exhaustive list. We cannot always predict what factors would cause actual results to differ materially from those indicated in our forward-looking statements. All cautionary statements should be read as being applicable to all forward-looking statements wherever they appear. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed herein might not occur.

        Forward-looking information may prove to be inaccurate. Some of the information presented in this Annual Report on Form 10-K constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements that include terms such as "may," "will," "intend," "anticipate," "estimate," "expect," "continue," "believe," "plan," or the like, as well as all statements that are not historical facts. Forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from current expectations. Although we believe our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from expectations. Factors that could cause actual results to differ from expectations or have a material adverse effect upon our business include:

        Reliance on a Few Major Clients.    We strategically focus our marketing efforts on developing long-term relationships with large, global companies in targeted industries. As a result, we derive a substantial portion of our revenue from relatively few clients. There can be no assurance that we will not become more dependent on a few significant clients, that we will be able to retain any of our largest clients, that the volumes or profit margins of our most significant programs will not be reduced, or that we would be able to replace such clients or programs with clients or programs that generate comparable profits. Consequently, reduced profitability from the loss of one or more of our significant clients could have a material adverse effect on our business, results of operations or financial condition. See "Client Concentrations" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Dependence on the Success of Our Clients' Products and Services.    In substantially all of our client programs, we generate revenue based, in large part, on the amount of time that our personnel devote to a client's customers. Consequently, and due to the inbound nature of our business, the amount of revenue generated from any particular client program is dependent upon consumers' interest in, and use of, the client's products and/or services. There can be no assurance as to the number of consumers who will use the products and services of our clients, and who will therefore need our services, or that our clients will develop new products or services that will continue to require our services.

        Risks Associated with an Economic Downturn.    Our ability to enter into new multi-year contracts, particularly large, complex client contracts, may be dependent upon the general macroeconomic environment in which our clients and their customers are operating. A weakening of the U.S. and/or global economy could cause longer sales cycles, delays in closing new business opportunities and slower growth or a reduction in revenue from existing contracts. Additionally, an economic downturn could negatively impact the financial condition of existing clients, thus increasing our risk of not receiving payment for our services.

        Risks Associated with Changes in Outsourcing and Telecommunications Regulations.    Changes in U.S. federal and state outsourcing requirements, restrictions and disclosures could affect the sales of our services. In particular, we believe there may be future changes in U.S. outsourcing requirements and disclosures that could slow the expansion of our overseas operations and materially adversely affect our business, operating results, and financial condition. Additionally, in the U.S., some of our services must comply with various federal and state requirements and regulations regarding the method and practices of placing outbound telephone calls. Changes in these regulations could slow the growth of these services and impose additional costs to our operations.

        Risks Associated with Our Contracts.    Most of our contracts do not ensure that we will generate a minimum level of revenue, and the profitability of each client program may fluctuate, sometimes significantly, throughout the various stages of such program. Although we seek to sign multi-year contracts with our clients, our contracts generally enable the clients to terminate the contract, or terminate or reduce customer interaction volumes. Although our larger contracts generally require the client to pay a contractually agreed amount in the event of early termination, there can be no assurance that we will be able to collect such amount. We are usually not designated as our client's exclusive service provider. Certain contracts have performance-related bonus and/or penalty provisions, whereby the client may pay a bonus or we may have to issue a credit, depending upon our ability to meet agreed upon performance metrics. We cannot be certain that we will achieve bonuses or avoid penalties.

        Sales/Use Tax Liabilities.    We may be subject to past and future sales or use tax liabilities. While it is common practice to pass through sales tax to clients, there is no assurance that we will be successful in doing so. Use taxes are generally borne by the Company and are considered a cost of doing business. If we determine that we have significant past or future obligations, it could have an adverse affect on future results of operations.

        Risks Associated with Financing Activities.    From time to time, we may need to obtain debt or equity financing for capital expenditures, for payment of existing obligations and to replenish cash reserves. There can be no assurance that we will be able to obtain such debt or equity financing, or that any such financing would be on terms acceptable to us. Additionally, our existing debt agreements require us to comply with certain financial covenants. There is no assurance that we will be able to meet these covenants or, in the event of noncompliance, will be able to obtain waivers or amendments from the lenders. We also have risks related to our "make-whole" commitment and our swap agreement described in Management's Discussion and Analysis of Financial Condition and Results of Operations under "Liquidity and Capital Resources".

        Risks Associated with International Operations and Expansion.    We currently conduct business in Argentina, Australia, Brazil, Canada, China, India, Korea, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore, and Spain. One component of our growth strategy is continued international expansion. There can be no assurance that we will be able to (i) increase our market share in the international markets in which we currently conduct business or (ii) successfully market, sell and deliver our services in additional international markets. In addition, there are certain risks inherent in conducting international business, including exposure to currency fluctuations, longer payment cycles, attracting and retaining qualified labor in foreign locations, greater difficulties in accounts receivable collection, difficulties in complying with a variety of foreign laws, including foreign labor laws, unexpected changes in regulatory requirements, difficulties in managing capacity utilization and in staffing and managing foreign operations, political instability and potentially adverse tax consequences. Any one or more of these factors could have a material adverse effect on our international operations and, consequently, on our business, results of operations or financial condition.

        Risks Associated with Finding New Locations.    Our future success will be greatly dependent upon being able to find cost effective locations in which to operate both domestically and internationally. There is no assurance that we will be able to find cost effective locations, obtain favorable lease terms and build or retrofit facilities in a timely or economic manner.

        Risks Associated with Cost and Price Increases.    Most of our larger contracts allow us to increase our service fees if and to the extent certain cost or price indices increase. The majority of our expenses are payroll or payroll related. Included in payroll related costs are healthcare costs. Over the past several years, healthcare costs have increased at a rate much greater than that of general cost or price indices. Increases in our service fees that are based upon increases in cost or price indices may not fully compensate us for increases in labor and other costs incurred in providing services.

        Difficulties of Managing Capacity Utilization.    Our profitability is influenced significantly by our CMC capacity utilization. We attempt to maximize utilization; however, because the majority of our business is inbound, we have significantly higher utilization during peak (weekday) periods than during off-peak (night and weekend) periods. We have experienced periods of idle capacity, particularly in our multi-client CMCs. In addition, we have experienced, and in the future may experience, at least in the short-term, idle peak period capacity when we open a new CMC or terminate or complete a large client program. At least twice per year we assess the expected long-term capacity utilization of our centers. Accordingly, we may, if deemed necessary, consolidate or close under-performing centers in order to maintain or improve targeted utilization and margins. There can be no assurance that we will be able to achieve or maintain optimal CMC capacity utilization. During 2003, we closed our CMC in Kansas City, Kansas due to a loss of a client program. If we have to close CMCs in the future, we will record restructuring or impairment charges, which will adversely affect results of operations.

        Highly Competitive Market.    We believe the market in which we operate is fragmented and highly competitive and competition is likely to intensify in the future. We compete with small firms offering specific applications, divisions of large entities, large independent firms and, most significantly, the in-house operations of clients or potential clients. A number of competitors may develop greater capabilities and resources than ours. Similarly, there can be no assurance that additional competitors with greater resources than us will not enter our market. Because our primary competitors are the in-house operations of existing or potential clients, our performance and growth could be adversely affected if our existing or potential clients decide to provide in-house customer management services they currently outsource, or retain or increase their in-house customer service and product support capabilities. In addition, competitive pressures from current or future competitors also could cause our services to lose market acceptance or result in significant price erosion, which could have a material adverse effect upon our business, results of operations and financial condition.

        Difficulties of Future Growth.    Continued future growth will depend on a number of factors, including the general macroeconomic conditions of the global economy and our ability to (i) initiate, develop and maintain new client relationships and expand our existing client programs; (ii) recruit, motivate and retain qualified management and front-line personnel; (iii) rapidly identify, acquire or lease suitable CMC facilities on acceptable terms, and complete the build out of such facilities in a timely and economic fashion; and (iv) maintain and develop new solutions we provide to our clients. There can be no assurance we will be able to effectively manage our expanding operations or maintain our profitability. If we are unable to effectively manage our growth, our business, results of operations or financial condition could be materially adversely affected.

        Risks Associated with Rapidly Changing Technology.    Our business is highly dependent on our computer and telecommunications equipment and software capabilities. Our failure to maintain our technological capabilities or to respond effectively to technological changes could have a material adverse effect on our business, results of operations or financial condition. Our continued growth and future profitability will be highly dependent on a number of factors, including our ability to (i) expand our existing solutions offerings; (ii) achieve cost efficiencies in our existing CMC operations; and (iii) introduce new solutions that leverage and respond to changing technological developments. There can be no assurance that technologies or services developed by our competitors will not render our products or services non-competitive or obsolete, that we can successfully develop and market any new services or products, that any such new services or products will be commercially successful or that the integration of automated customer support capabilities will achieve intended cost reductions.

        Dependence on Key Personnel.    Our success will depend upon our ability to maintain our infrastructure by recruiting and retaining qualified, experienced executive personnel. Competition in our industry for executive-level personnel is strong and there can be no assurance that we will be able to hire, motivate and retain highly effective executive employees, or that we can do so on economically feasible terms.

        Dependence on Labor Force.    Our success is largely dependent on our ability to recruit, hire, train and retain qualified employees. Our industry is very labor-intensive and has experienced high personnel turnover. A significant increase in the employee turnover rate could increase recruiting and training costs and decrease operating effectiveness and productivity. Also, if we obtain several significant new clients or implement several new, large-scale programs, we may need to recruit, hire and train qualified personnel at an accelerated rate. We may not be able to continue to hire, train and retain sufficient qualified personnel to adequately staff new customer management programs. Because a significant portion of our operating costs relate to labor costs, an increase in wages, costs of employee benefits or employment taxes could have a material adverse effect on our business, results of operations or financial condition. In addition, certain of our CMCs are located in geographic areas with relatively low unemployment rates, which could make it more difficult and costly to hire qualified personnel.

        Difficulties of Completing and Integrating Acquisitions and Joint Ventures.    In the past, we have pursued, and in the future we may continue to pursue, strategic acquisitions of companies with services, technologies, industry specializations or geographic coverage that extend or complement our existing business. There can be no assurance that we will be successful in integrating such companies into our existing businesses, or that any completed acquisition will enhance our business, results of operations or financial condition. We have faced, and in the future may continue to face, increased competition for acquisition opportunities, which may inhibit our ability to consummate suitable acquisitions on favorable terms. We may require additional debt or equity financing for future acquisitions, and such financing may not be available on terms favorable to us, if at all. As part of our growth strategy, we also may pursue strategic alliances in the form of joint ventures and partnerships. Joint ventures and partnerships involve many of the same risks as acquisitions, as well as additional risks associated with possible lack of control. Our general policy is to always seek control and avoid being the minority interest holder.

        Risk of Business Interruption.    Our operations are dependent upon our ability to protect our locations' computer and telecommunications equipment and software systems against damage or interruption from fire, power loss, cyber attacks, telecommunications interruption or failure, natural disaster and other similar events. In the event we experience a temporary or permanent interruption at one or more of our locations, through casualty, operating malfunction or otherwise, our business could be materially adversely affected and we may be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts with us. We maintain property and business interruption insurance; however, such insurance may not adequately compensate us for any losses we may incur.

        Variability of Quarterly Operating Results.    We have experienced and could continue to experience quarterly variations in operating results because of a variety of factors, many of which are outside our control. Such factors include the timing of new contracts; labor strikes and slowdowns in the business of our clients; reductions or other modifications in our clients' marketing and sales strategies; the timing of new product or service offerings; the expiration or termination of existing contracts or the reduction in existing programs; the timing of increased expenses incurred to obtain and support new business; changes in the revenue mix among our various service offerings; and the seasonal pattern of certain businesses served by us. In addition, we make decisions regarding staffing levels, investments and other operating expenditures based on our revenue forecasts. If our revenue are below expectations in any given quarter, our operating results for that quarter would likely be materially adversely affected.

        Foreign Currency Exchange Risk.    We are exposed to the market risk associated with foreign currency exchange fluctuations. Although we have entered into forward financial instruments to manage and reduce the impact of changes in certain foreign currency rates, there can be no assurance that such instruments will protect us from foreign currency fluctuations or that we have or will have instruments in place with respect to the most volatile currencies. We service several of our most significant U.S. clients from CMCs in Canada. Under the terms of these agreements, we receive payment in U.S. dollars but our costs are denominated in Canadian dollars. During 2003, the Canadian dollar strengthened 18.2% against the U.S. dollar. While our hedging strategy effectively offset a portion of these price increases during 2003, if the current exchange rates do not change, or if the Canadian dollar continues to strengthen, it could adversely impact the profits we earn on these contracts in the future.

        See Note 2 to the Consolidated Financial Statements for information on Business Segment Reporting and Geographic Region Disclosure.

Item 2. Properties.

        Our corporate headquarters are located in Englewood, Colorado, in approximately 272,000 square feet of office space. In February 2003, we purchased our corporate headquarters building, including furniture and fixtures, for $38.2 million. As of December 31, 2003, we operated in 63 CMCs plus one facility for our Database Marketing and Consulting segment, designated as follows:

  •
  Dedicated Center—we lease space for these centers and dedicate the entire facility to one client.

  •
  Multi-Client Center—we lease space for these centers and serve multiple clients in each facility.

  •
  Managed Center—these facilities are leased or owned by our clients, and we manage these sites on behalf of our clients in accordance with facility management contracts.

        Our Customer Management Services segments include CMCs in the following locations as of December 31, 2003:

Location	Number of CMCs
United States	18
International:
Argentina	2
Australia	6
Brazil	3
Canada	8
China	1
India	1
Korea	1
Malaysia	1
Mexico	2
New Zealand	3
Northern Ireland	1
Philippines	1
Singapore	3
Scotland	2
Spain	10

        In addition, our Database Marketing and Consulting segment leases space in San Diego, California.

        We entered into a lease agreement in October 2003 for another facility in Manila, Philippines for use as a CMC. Occupancy began in the first quarter of 2004. In addition, our India joint venture entered into a lease agreement in February 2004 for a facility in Gurgaon, India for a CMC. Occupancy began in the first quarter of 2004. We also lease facilities in Irvine, California, Livonia, Michigan and Thornton, Colorado that are subleased to third parties. The lease in Topeka, Kansas terminates March 31, 2004 at which time we will exit the lease. The costs associated to exit and other restructuring costs are expected to be less than $0.3 million. We also lease four small administrative offices occupied by support staff.

        The leases for our U.S. CMCs have terms ranging from three to 20 years and generally contain renewal options. We believe that our existing CMCs are suitable and adequate for our current operations. We target capacity utilization in our fully outsourced centers at 90%, up from a previous target of 85%, of our available workstations during peak (weekday) periods. However, there is no assurance we will be able to achieve this targeted utilization in the future. Our plans for 2004 include expanding existing or developing several new centers.

Item 3. Legal Proceedings.

        From time to time we may be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, it is our opinion that the disposition or ultimate determination of such claims or lawsuits will not have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of the Company's stockholders during the fourth quarter of its fiscal year ended December 31, 2003.

Executive Officers of TeleTech Holdings, Inc.

        In accordance with General Instruction G(3) of this Form 10-K, the following information is included as an additional item in Part I:

Name	Position	Age	Date Position Assumed
Kenneth D. Tuchman(1)	Chairman and Chief Executive Officer	44	2001
James E. Barlett(2)	Vice Chairman	60	2001
James B. Kaufman(3)	President and GM, Commercial and Government	42	2002
Dennis J. Lacey(4)	Executive Vice President and Chief Financial Officer	50	2003
Sharon A. O'Leary(5)	Senior Vice President, General Counsel and Secretary	45	2002
John R. Simon(6)	Senior Vice President, Human Resources	39	2001

(1)
Mr. Tuchman founded TeleTech's predecessor company in 1982 and has served as the Chairman of the Board of Directors since TeleTech's formation in 1994. Mr. Tuchman served as the Company's President and Chief Executive Officer from the Company's inception until October 1999. In

  March 2001, Mr. Tuchman resumed the position of Chief Executive Officer. Mr. Tuchman is also a member of the State of Colorado Governor's Commission on Science and Technology and on the Board of Directors for the Center for Learning and Leadership.

(2)
Mr. Barlett was elected to the Board of Directors of TeleTech in February 2000 and has served as Vice Chairman of TeleTech since October 2001. Before joining TeleTech as Vice Chairman, Mr. Barlett served as the President and Chief Executive Officer of Galileo International, Inc. from 1994 to 2001, was elected Chairman in 1997 and served until 2001. Prior to joining Galileo, Mr. Barlett served as Executive Vice President of Worldwide Operations and Systems for MasterCard International Corporation, where he was also a member of the MasterCard International Operations Committee. Previously, Mr. Barlett was Executive Vice President of Operations for NBD Bankcorp, Vice Chairman of Cirrus, Inc., and a partner with Touche Ross and Co., currently known as Deloitte and Touche. Mr. Barlett also serves on the board of Korn/Ferry International.

(3)
Mr. Kaufman was named President and GM, Commercial and Government in September 2003 and in 2002 was named as Executive Vice President, Sales, Solutions and Marketing. Since 1999, he had served as the Company's Executive Vice President, General Counsel and Secretary. Before joining TeleTech in 1999, Mr. Kaufman served as Vice President—Law at Orion Network Systems (renamed Loral Cyberstar following its acquisition by Loral Space & Communications in March 1998), a publicly traded international satellite-based communications company. Before joining Orion in 1994, Mr. Kaufman was engaged in private law practice, most recently with Proskauer Rose, a national law firm.

(4)
Mr. Lacey joined TeleTech in May 2003 as Executive Vice President and Chief Financial Officer. Prior to joining TeleTech, Mr. Lacey was Executive Vice President and Chief Financial Officer of CKE Restaurants, Inc. Prior to joining CKE Restaurants, Inc., Mr. Lacey was Chief Financial Officer of Imperial Bancorporation. Prior to his employment at Imperial, Mr. Lacey served as President and Chief Executive Officer of Capital Assets, Inc. Before his position at Capital Associates, Mr. Lacey was an audit partner with Coopers and Lybrand. Mr. Lacey holds a bachelor of arts degree in accounting from the University of West Florida, Pensacola, FL.

(5)
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

(6)
Mr. Simon joined TeleTech in 1999 and has served as TeleTech's Senior Vice President, Human Resources since July 2001. Prior to his current role, Mr. Simon was the Company's associate general counsel, handling labor and employment, as well as insurance and regulatory issues and also served as General Counsel during 2002. Before joining TeleTech, Mr. Simon was a partner at the New York law firm Hallenbeck, Lascell, Norris and Heller. Mr. Simon's private law practice focused on litigating employment and commercial matters, as well as business counseling for corporate clients. Mr. Simon holds an undergraduate degree from Colorado College and a law degree from Georgetown University.

        There are no family relationships between any director, executive officer, or person nominated or chosen by the registrant to become a director or executive officer.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        The Company's common stock is traded on the Nasdaq National Stock Market under the symbol "TTEC." The following table sets forth the range of the high and low sales prices per share of the common stock for the quarters indicated as reported on the Nasdaq Stock Market:

	High	Low
First Quarter 2003	$7.98	$4.45
Second Quarter 2003	$5.55	$3.65
Third Quarter 2003	$7.42	$3.31
Fourth Quarter 2003	$12.00	$5.72
First Quarter 2002	$16.05	$10.55
Second Quarter 2002	$14.18	$8.21
Third Quarter 2002	$9.62	$4.97
Fourth Quarter 2002	$9.24	$5.84

        As of March 2, 2004, there were 75,287,300 shares of common stock outstanding, held by approximately 114 stockholders of record.

        We did not declare or pay any dividends on our common stock in 2003 or 2002 and we do not expect to do so in the foreseeable future. Our debt agreements prohibit payment of cash dividends. In 2001, the Board of Directors authorized the repurchase of up to $25 million of our common stock, which was completed during 2002. In December 2002, the Board of Directors authorized the continuation of our repurchase program authorizing the repurchase of up to an additional $25 million of our common stock, of which $1.2 million had been repurchased as of December 31, 2003. Our debt agreements limit the amount of share repurchases.

Item 6. Selected Financial Data.

        The following selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and the related notes appearing elsewhere in this report. The financial information for years prior to 2000 have been restated to reflect the August 2000 business combination with Contact Center Holdings, S.L. and the December 2000 business combination with Newgen Results Corporation, both of which were accounted for using the pooling-of-interests method of accounting.

Year Ended December 31,
2003	2002	2001	2000	1999
(in thousands, except per share and operating data)
Statement of Operations Data:
Revenues	$992,340	$1,017,436	$916,144	$885,349	$604,264
Costs of services	702,610	712,585	587,423	557,681	403,648
SG&A and other operating expenses	220,876	(9)	241,231	(6)	237,253	(4)	206,750	(3)	117,758
Depreciation and amortization	58,596	57,725	60,308	48,001	32,661

Income from operations	10,258	5,895	31,160	72,917	50,197
Other income (expense)	(13,030)	(10,263	)(7)	(31,401	)(5)	49,386	(2)	7,561	(1)
Provision for income taxes	37,218	(10)	1,606	174	46,938	20,978
Minority interest	(1,216)	760	(1,510)	(1,559)	—

Income (loss) before cumulative effect of change in accounting principle	(41,206)	(5,214)	(1,925)	73,806	36,780
Cumulative effect of change in accounting principle	—	(11,541	)(8)	—	—	—

Net income (loss)	$(41,206)	$(16,755)	$(1,925)	$73,806	$36,780

Net income (loss) per share—
Basic	$(0.56)	$(0.22)	$(0.03)	$1.00	$0.51
Diluted	$(0.56)	$(0.22)	$(0.03)	$0.93	$0.49
Average shares outstanding—
Basic	74,206	76,383	75,804	74,171	70,557
Diluted	74,206	76,383	75,804	79,108	74,462
Operating Data:
Number of production workstations	24,497	23,263	19,893	20,600	13,800
Number of customer management centers	64	55	48	50	33
Balance Sheet Data:
Working capital	$182,510	$190,897	$185,205	$173,123	$111,850
Total assets	551,274	540,588	573,939	580,899	362,579
Long-term debt, net of current portion	102,463	76,584	83,997	74,906	27,404
Total stockholders' equity	288,817	306,159	347,950	363,365	253,145

(1)
Includes a $6.7 million gain from a contract settlement payment made by a former client.

(2)
Includes the following items: a $57.0 million gain on the sale of securities, $10.5 million of business combination expenses relating to two pooling-of-interest transactions, and a $4.0 million gain on the sale of a subsidiary.

(3)
Includes the following items: an $8.1 million loss on the closure of a subsidiary and three customer management centers and a $9.0 million loss on the termination of a lease on the Company's Planned Headquarters Building.

(4)
Includes the following items: $18.5 million of restructuring charges related to the termination of approximately 500 employees, a $7.7 million loss on the closure of a customer management center ("CMC") and a $7.0 million loss on the sale of the Company's Planned Headquarters Building.

(5)
Includes a loss of $16.5 million for an other-than-temporary decline in the value of the investment in enhansiv holdings, inc. ("EHI") and a $0.7 million charge for a workforce reduction at EHI.

(6)
Includes the following items: $32.8 million non-cash impairment loss related to fixed assets in the U.S., Spain and Argentina, $6.3 million of restructuring charges related to the termination of approximately 400 employees, a $1.2 million loss on the closure of several CMCs and a $1.9 million loss on the impairment of a property lease.

(7)
Includes a $2.3 million loss related to acquiring the remaining common stock of EHI.

(8)
Reflects the impairment of goodwill upon adoption of SFAS No. 142.

(9)
Includes a $3.6 million accrual for an estimated sales or use tax liability related to the Database Marketing and Consulting segment; a $7.0 million charge related to the impairment of fixed assets in connection with SFAS No. 144; a $5.6 million charge related to a reduction in force and facility exit charges in connection with SFAS No. 146; a $1.9 million benefit related to revised estimates of restructuring charges.

(10)
Includes a $36.1 million charge primarily for the impairment of deferred tax assets and the write-off of certain deferred tax assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

        We serve our clients through two primary businesses: (i) Customer Management Services, which provides outsourced customer support and marketing services for a variety of industries via call centers ("customer management centers", or "CMCs") throughout the world; and (ii) Database Marketing and Consulting. We separate our Customer Management Services business into two segments consistent with our management of the business, which generally reflects the internal financial reporting structure and operating focus. North American Customer Care consists of customer management services provided to United States' and Canadian clients while International Customer Care consists of clients in all other countries. Database Marketing and Consulting provides outsourced database management, direct marketing and related customer retention services for automobile dealerships and manufacturers. Segment accounting policies are the same as those used in the consolidated financial statements. See Note 2 to the Consolidated Financial Statements for additional discussion regarding preparation of segment information.

Customer Management Services

        The Customer Management Services segment generates revenue based primarily on the amount of time our representatives devote to a client's program. Revenue is recognized as services are provided. The majority of our revenue is, and we anticipate that the majority of our future revenue will continue to be, from multi-year contracts. However, we do provide some programs on a short-term basis and our operations outside of North America are characterized by shorter-term contracts. Additionally, we typically experience client attrition of approximately 10% to 15% of our revenue each year. Our invoice terms with customers range from 30 days to 45 days, excluding longer terms in Europe and prepay arrangements.

        We compete primarily with the in-house customer management operations of our current and potential clients. We also compete with certain companies that provide customer management services on an outsourced basis. Over the last several years, the global economy has had a negative impact on the customer care management market. More specifically, sales cycles have lengthened, competition has increased, and contract values have been reduced.

        Our revenue growth has been significantly impacted by the lengthening sales cycles and we have encountered delays in the closing of new sales opportunities for large client programs during 2003 and 2002. However, during the first quarter of 2002, we launched a significant new client contract, which led to an increase in our revenue from the year ended December 31, 2001 to 2002.

        As discussed under "Client Concentrations" on page 35, North American Customer Care revenue in 2003 includes $31.5 million of revenue associated with a certain client that is expected to be reduced to $8.5 million in 2004 without a corresponding decrease in cost of sales.

        The short-term focus of management is to increase revenue by:

  •
  selling new business to existing customers;

  •
  continuing to focus sales efforts on large, complex, multi-center opportunities; and

  •
  differentiating our products and services by developing and offering new solutions to clients.

        Our ability to enter into new multi-year contracts, particularly large complex opportunities, is dependent upon the macroeconomic environment in general and the specific industry environments in which our customers are operating. A weakening of the U.S. and/or global economy could further lengthen sales cycles or cause delays in closing new business opportunities.

        Our profitability is significantly influenced by our ability to increase capacity utilization in our CMCs, the number of new or expanded programs during a period and our success at managing personnel turnover and employee costs. Managing our costs is critical since we continue to see pricing pressure within our industry. The pricing pressures have been exacerbated by the rapid growth of offshore labor.

        We attempt to minimize the financial impact resulting from idle capacity when planning the development and opening of new CMCs or the expansion of existing CMCs. As such, management considers numerous factors that affect capacity utilization, including anticipated expirations, reductions, terminations or expansions of existing programs, and the size and timing of new client contracts that we expect to obtain.

        However, to respond more rapidly to changing market demands, implement new programs and expand existing programs, we may be required to commit to additional capacity prior to the contracting of additional business, which may result in idle capacity. This is largely due to the significant time required to negotiate and execute a contract as we continue to concentrate our marketing efforts toward obtaining larger, more complex, customer management programs.

        We target capacity utilization in our fully outsourced centers at 90%, up from a previous target of 85%, of our available workstations during the weekday period. As of December 31, 2003, capacity utilization in our multi-client centers was 70%.

        Our profitability is also influenced by the number of new or expanded client programs. As required by the adoption of EITF 00-21 for contracts entered into after July 1, 2003 (see "Critical Accounting Policies" for further discussion), in the event that a client may be billed for direct start-up costs, the associated revenue and costs are to be deferred and recognized straight-line over the life of the contract. In the event that a client cannot be billed for direct start-up costs, then those start-up costs are to be expensed when incurred. We strive to enter contracts where our clients pay separately for start-up costs as opposed to incorporating them into the ongoing production rate. In the fourth quarter 2003, we implemented multiple programs where the client was billed for direct start-up costs. As a result, our 2003 fourth quarter revenue and income from operations decreased by $3.3 million and $2.1 million, respectively.

        Our industry is very labor-intensive and the majority of our operating costs relate to wages, costs of employee benefits and employment taxes. An improvement in the local or global economies where our CMCs are located could lead to increased labor-related costs. In addition, our industry experiences high personnel turnover, and the length of training required to implement new programs continues to increase due to increased complexities of our clients' businesses. This may create challenges if we obtain several significant new clients or implement several new, large-scale programs, and need to recruit, hire and train qualified personnel at an accelerated rate.

        Our success in improving our profitability will depend on successful execution of a comprehensive business plan, including the following steps:

  •
  increasing sales to absorb unused capacity in existing global CMCs;

  •
  reducing costs and continued focus on cost controls; and

  •
  effectively managing our workforce in domestic and international CMCs.

Database Marketing and Consulting

        The Database Marketing and Consulting segment has contracts with over 7,000 automobile dealers representing 12 different brand names. These contracts generally have terms ranging from twelve to twenty-four months. For a few major automotive manufacturers, the automotive manufacturer collects from the individual automobile dealers on our behalf. Our average collection period is 30 to 60 days.

        Revenue from this segment is generated primarily from direct marketing campaigns involving direct mailing and outbound teleservice follow-up to promote automobile service business from a dealership's own customer base. This segment has experienced year-over-year revenue growth through expansion to additional automobile dealers and additional products. However, due to a combination of factors, both internal and external (such as client renewals and new product launch costs), we are currently forecasting a material decline in operating income in this segment in 2004, even after a reduction in force that occurred in the first quarter of 2004. To offset this decline, we plan to expedite the entry of new products and will continue to look for ways to reduce costs.

        We plan to focus on the following in 2004:

  •
  continue to increase revenue by expanding our offerings;

  •
  diversifying our customer base by establishing relations with dealer groups and non-current customer automotive manufacturers; and

  •
  continuing to drive cost reductions through a combination of reductions in force and operational effectiveness.

Fourth Quarter Adjustments

        In the fourth quarter of 2003, we made numerous adjustments. We reversed the remaining $2.9 million of bonus accruals that had been previously recorded during 2003 following the decision that only the contractual minimum required bonuses would be paid due to lower than expected 2003 operating results. We recorded an additional $2.3 million of income tax expense related to prior periods. We completed an analysis of the recoverability of our deferred tax assets in Brazil and based upon our evaluation of positive and negative evidence, along with forecasted taxable income (loss) over the next three years, we determined to establish a valuation allowance of $1.9 million. Also, we deferred $3.3 million in revenue and $2.1 million in income from operations as a result of the adoption of EITF 00-21 (see "Critical Account Policies").

Overall

        Because of the following factors, we expect approximately break-even results for the first quarter of 2004:

  •
  minimum commitments from Verizon Communications ("Verizon") are declining as described under "Client Concentrations";

  •
  we continue to invest in our sales development efforts;

  •
  our plans to improve individual program profitability have not been fully implemented; and

  •
  further reductions in force will require severance payments.

Critical Accounting Policies

        We have identified the policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. Specific risks associated with these critical accounting policies are described in the following paragraphs.

        For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Descriptions of these critical accounting policies follow:

        Revenue Recognition.    We recognize revenue at the time services are performed. Our Customer Management Services business recognizes revenue under production rate and performance-based models, which are:

        Production Rate—Revenue is recognized based on the billable hours or minutes of each CSR as defined in the client contract. The rate per billable hour or minute is based on a predetermined contractual rate, as agreed in the underlying contract. This contractual rate can fluctuate based on our performance against certain pre-determined criteria related to quality and performance. The impact on the rate is continually updated as revenue is recognized. Additionally, some clients are contractually entitled to penalties when we are out of compliance with certain obligations as defined in the client contract. Such penalties are recorded as a reduction to revenue as incurred based on a measurement of our obligation under the terms of the client contract.

        Performance-based—Under performance-based arrangements, we are paid by our customers based on achievement of certain levels of sales or other client-determined criteria specified in the client contract. We recognize performance-based revenue by measuring our actual results against the performance criteria specified in the contracts. Amounts collected from customers prior to the performance of services are recorded as deferred revenue.

        We have certain contracts that are billed in advance. Accordingly, amounts billed but not earned under these contracts are excluded from revenue and included in customer advances and deferred income.

        In July 2003, we adopted Emerging Issues Task Force No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), providing further guidance on how to account for multiple element contracts. EITF 00-21 is effective for all arrangements entered into after the second quarter of 2003. We have determined that EITF 00-21 requires the deferral of revenue for the initial training that occurs upon commencement of a new client contract ("Start-Up Training") if that training is billed separately to a client. Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are also deferred. In these circumstances, both the training revenue and costs will be amortized straight-line over the life of the client contract. In situations where Start-Up Training is not billed separately, but rather included in the production rates paid by the client over the life of the contract, no deferral is necessary as the revenue is recognized over the life of the contract. If Start-Up Training revenue is not deferred, the associated training expenses will be expensed as incurred. The adoption of EITF 00-21 did not have a material impact on our operating results for the year ended December 31, 2003. However, the adoption of EITF 00-21 decreased our 2003 fourth quarter sales and income from operations by $3.3 million and $2.1 million, respectively.

        Income Taxes.    We account for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be recovered from future projected taxable income. Management judgment has been used in forecasting future taxable income.

        During the second quarter of 2003, we updated our analysis of the recoverability of our deferred tax asset due to a change in facts and circumstances. While the Company had reported net losses during 2002 and 2001, we believed the net losses were primarily due to site closures, restructurings and adjusting assets to their net realizable value, and that operating results were profitable without such charges. Further, we expected 2003 and future operations to return to profitability. During the second quarter of 2003, we again incurred a net loss. The net loss was the result of both core operating results along with charges for site closures, restructurings and asset recoverability. These represented a different set of facts and circumstances from the end of 2002 and, accordingly, we determined that it was appropriate under those circumstances to record a valuation allowance for a portion of our deferred tax asset.

        SFAS 109 provides for the weighing of positive and negative evidence in determining whether it is more likely than not that a deferred tax asset is recoverable. We prepared a forecast of future taxable income, including domestic and international operating results and the reversal of existing temporary differences between income recognized under generally accepted accounting principles and income for federal income tax reporting purposes. Relevant accounting guidance suggests that a recent history of cumulative losses constitutes significant negative evidence, and that future expectations about taxable income are overshadowed by such recent losses. Accordingly, the expectations of future taxable income would generally be limited to no more than two or three years for generating sufficient income to recover deferred tax assets. Based on our evaluation of positive and negative evidence, along with forecasted taxable income (loss) over the next two to three years, management determined to increase the valuation allowance by $29.9 million.

        In the fourth quarter of 2003, we completed an analysis of the recoverability of our deferred tax assets in Brazil. Based upon our evaluation of positive and negative evidence, along with forecasted taxable income (loss) over the next three years, we determined to establish a valuation allowance of $1.9 million.

        We have approximately $9.0 million of net deferred tax assets related to certain international countries whose recoverability is dependent upon future profitability. We reviewed the net deferred tax assets in Mexico of $2.7 million, the majority of which are related to net operating loss carryforwards, to determine whether a valuation allowance was appropriate. Over the last six months, management in Mexico has materially reduced the operating costs in Mexico through reductions in force and other cost cutting measures, added new management, eliminated unprofitable client programs and added what we believe to be more profitable client programs. Based upon our cash flow projections, we determined it was not appropriate to record a deferred tax valuation allowance for Mexico as of December 31, 2003.

        Goodwill.    Goodwill is tested for impairment at least annually on reporting units one level below the segment level for the Company. The impairment, if any, is measured based on the estimated fair value of the reporting unit. Fair value can be determined based on discounted cash flows, comparable sales or valuations of other similar businesses. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. Our policy is to test goodwill for impairment in the fourth quarter of each year unless an indicator of impairment arises prior to the fourth quarter.

        The most significant assumptions used in this analysis are those made in estimating future cash flows. In estimating future cash flows, we generally use the financial assumptions in our internal forecasting model such as projected capacity utilization, projected changes in the prices we charge for our services and projected labor costs. We then use a discount rate we consider appropriate for the country where the business unit is providing services. If future actual results prove the assumptions used in performing the impairment test were wrong, the fair value of the reporting units may be significantly lower, causing the carrying value to exceed the fair value and indicating an impairment had occurred. Based on the testing performed in the fourth quarter of 2003, there was no impairment to the December 31, 2003 goodwill balance of $30.2 million. If projected revenue used in the analysis of goodwill was 10% less than forecast (the projections assumed revenue growth rates ranging from 10% to 26% per annum over a three-year period), there would still be no impairment to goodwill. Upon adoption of SFAS No. 142 in January 2002, we recorded a transitional impairment charge of approximately $11.5 million to write off the goodwill of our Latin America reporting unit.

        Restructuring Liability.    We periodically assess the profitability and utilization of our CMCs along with our overall profitability. In some cases, we have chosen to close under-performing centers and make reductions in force to enhance future profitability. In 2001 and 2002, under the previous accounting guidance, we recorded the anticipated charges at the time a plan was approved by management or the Board of Directors and various other criteria were met. On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of upon commitment to a plan.

        A significant assumption used in determining the amount of estimated liability for closing CMCs is the estimated liability for future lease payments on vacant centers, which we determine based on a third party broker's assessment of our ability to successfully negotiate early termination agreements with landlords and/or our ability to sublease the premises. If our assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in our Consolidated Statements of Operations. For the year ended December 31, 2003, we reversed $1.9 million of previously recorded restructuring charges in our Consolidated Statements of Operations related to revising estimated restructuring liabilities. As of December 31, 2003, we have accrued $2.5 million of estimated restructuring liabilities on the accompanying Consolidated Balance Sheets. See Note 13 to the Consolidated Financial Statements for an analysis of activity in the restructuring liability reserve.

        Impairment of Long-Lived Assets.    During the year, we evaluate the carrying value of our individual CMCs in accordance with SFAS No. 144 to evaluate whether future operating results are sufficient to recover the carrying costs of the long-lived assets. When the operating results of a center have reasonably progressed to a point making it likely that the site will continue to sustain losses in the future, or there is a current expectation that a CMC will be closed or otherwise disposed of before the end of its previously estimated useful life, we select the center for further review.

        For CMCs selected for further review, we estimate the probability-weighted future cash flows from operating the center over its useful life. Significant judgment is involved in projecting future capacity utilization, pricing, labor costs and the estimated useful life of the center. Additionally, we do not test CMCs that have been operated for less than two years or those centers that have been impaired within the past two years (the "Two Year Rule"). We believe a sufficient time to establish market presence and build a customer base is required for new centers in order to determine recoverability and meet the Two Year Rule. However, the centers are nonetheless evaluated in case other factors would indicate an impairment in value. For recently impaired centers, we write the assets down to estimated fair market value. If the assumptions used in performing the impairment test prove insufficient, the fair value estimate of the CMCs may be significantly lower, thereby causing the carrying value to exceed fair value and indicating an impairment has occurred.

        During 2003, we determined that two of our CMCs would not generate sufficient undiscounted cash flows to recover the net book value of our assets. During the second quarter of 2003, we determined to close the Kansas City center upon expiration of the work being performed for the United States Postal Service. Accordingly, the projections for that location indicated that an impairment exists. Additionally, we determined that an impairment existed for our Mexico City location. As a result, our North American and International Customer Care segments recorded charges of approximately $4.0 million and $3.0 million, respectively, to reduce the net book value of their long-lived assets to net realizable value.

        A sensitivity analysis of the impairment demonstrated that if revenue was 10% less than projected in the probability-weighted projection scenarios (that had annual revenue growth rates ranging from 6% to 49% based on management expectations and available capacity) and the margin held constant, the impairment loss would have been approximately $9.3 million greater.

        The following table summarizes the sensitivity analysis we performed during the fourth quarter of 2003 (dollars in thousands):

	Net Book Value	Number of CMCs	Impairment Under Sensitivity Test
Tested based on Two Year Rule
Positive cash flow in period	$54,960	35	$—
Negative cash flow in period	$8,717	3	$5,400
Not tested based on Two Year Rule
Positive cash flow in period	$10,761	4	$—
Negative cash flow in period	$15,965	22	$3,900
Total
Positive cash flow in period	$65,721	39	$—
Negative cash flow in period	$24,682	25	$9,300

        Additionally, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," contains a broadened definition of discontinued operations. Under SFAS No. 144, under certain circumstances, closing a center could result in discontinued operations classification, which would result in restating prior period results.

        Estimated Sales and Use Tax Liability.    We have received inquiries from several states regarding the applicability of sales or use taxes on our services primarily provided by our Database Marketing and Consulting segment. We are working with the inquiring states to determine what liability exists, if any, in each respective state. In addition to the inquiring states, we have initiated a self-assessment to determine whether sales or use taxes are applicable in each state in which our Database Marketing and Consulting segment does business. Sales and use tax laws are complex and vary by state. We have determined that sales or use tax applies in certain states to our products and services of our Database Marketing and Consulting segment. While we cannot quantify the ultimate liability that will be owed, we recorded in 2003 approximately $3.6 million of use tax expense for what we believe to be the minimum liability that will be owed, net of receipts from customers. As we progress in our assessment and dealings with the various states, we will update this estimated liability and record charges to operations, if any, when such amounts become both probable and reasonably estimable. At this time, we do not expect the outcome to have a material adverse effect on our results of operations, financial condition or cash flows.

        With regards to the North American Customer Care segment, we have not determined whether sales or use tax applies to our services. If we determine sales tax does apply, our contracts generally provide for such taxes to be passed on to the client. However, no assurance can be given that we would be successful in passing on past or future taxes to our clients, and accordingly, it could impact our future results of operations.

        Allowance for Doubtful Accounts.    We have established an allowance for doubtful accounts to reserve for uncollectible accounts receivable. Each quarter management reviews the receivables on an account-by-account basis and assigns a probability of collection. Management judgment is used in assessing the probability of collection. Factors considered in making this judgment are the age of the identified receivable, client financial wherewithal, previous client history and any recent communications with the client.

RESULTS OF OPERATIONS

Operating Review

        The following tables are presented to facilitate Management's Discussion and Analysis (dollars in thousands):

	Year Ended December 31,
	2003	% of Revenue	2002	% of Revenue	$ Change	% Change
Revenues:
North American Customer Care	$627,161	63.2%	$709,023	69.7%	$(81,862)	-11.5%
International Customer Care	255,638	25.8%	212,425	20.9%	43,213	20.3%
Database Marketing and Consulting	109,541	11.0%	95,988	9.4%	13,553	14.1%

	$992,340	100.0%	$1,017,436	100.0%	$(25,096)	-2.5%
Costs of Services:
North American Customer Care	$466,347	74.4%	$527,542	74.4%	$(61,195)	-11.6%
International Customer Care	185,976	72.7%	141,189	66.5%	44,787	31.7%
Database Marketing and Consulting	50,287	45.9%	43,854	45.7%	6,433	14.7%

	$702,610	70.8%	$712,585	70.0%	$(9,975)	-1.4%
Selling, General and Administrative:
North American Customer Care	$91,197	14.5%	$93,660	13.2%	$(2,463)	-2.6%
International Customer Care	80,161	31.4%	72,253	34.0%	7,908	10.9%
Database Marketing and Consulting	38,887	35.5%	33,046	34.4%	5,841	17.7%

	$210,245	21.2%	$198,959	19.6%	$11,286	5.7%
Depreciation and Amortization:
North American Customer Care	$32,882	5.2%	$33,791	4.8%	$(909)	-2.7%
International Customer Care	15,691	6.1%	15,984	7.5%	(293)	-1.8%
Database Marketing and Consulting	10,023	9.1%	7,950	8.3%	2,073	26.1%

	$58,596	5.9%	$57,725	5.7%	$871	1.5%
Restructuring Charges, net:
North American Customer Care	$1,347	0.2%	$6,820	1.0%	$(5,473)	-80.2%
International Customer Care	2,228	0.9%	2,636	1.2%	(408)	-15.5%
Database Marketing and Consulting	101	0.1%	—	0.0%	101	100.0%

	$3,676	0.4%	$9,456	0.9%	$(5,780)	-61.1%
Impairment Loss:
North American Customer Care	$3,955	0.6%	$16,676	2.4%	$(12,721)	-76.3%
International Customer Care	3,000	1.2%	16,140	7.6%	(13,140)	-81.4%
Database marketing and consulting	—	0.0%	—	0.0%	—	0.0%

	$6,955	0.7%	$32,816	3.2%	$(25,861)	-78.8%
Income (Loss) from Operations:
North American Customer Care	$31,433	5.0%	$30,534	4.3%	$899	2.9%
International Customer Care	(31,418)	-12.3%	(35,777)	-16.8%	4,359	12.2%
Database Marketing and Consulting	10,243	9.4%	11,138	11.6%	(895)	-8.0%

	$10,258	1.0%	$5,895	0.6%	$4,363	74.0%
Other Income (Expense):
North American Customer Care	$(12,138)	-1.9%	$(9,286)	-1.3%	$(2,852)	30.7%
International Customer Care	(1,134)	-0.4%	(713)	-0.3%	(421)	59.1%
Database Marketing and Consulting	242	0.2%	(264)	-0.3%	506	191.7%

	$(13,030)	-1.3%	$(10,263)	-1.0%	$(2,767)	27.0%
Income Tax Expense (Benefit):
North American Customer Care	$17,325	2.8%	$8,269	1.2%	$9,056	109.5%
International Customer Care	15,891	6.2%	(10,605)	-5.0%	26,496	248.0%
Database Marketing and Consulting	4,002	3.7%	3,942	4.1%	60	1.5%

	$37,218	3.8%	$1,606	0.2%	$35,612	2,217.4%

	Year Ended December 31,
	2002	% of Revenue	2001	% of Revenue	$ Change	% Change
Revenues:
North American Customer Care	$709,023	69.7%	$610,207	66.6%	$98,816	16.2%
International Customer Care	212,425	20.9%	234,781	25.6%	(22,356)	-9.5%
Database Marketing and Consulting	95,988	9.4%	71,156	7.8%	24,832	34.9%

	$1,017,436	100.0%	$916,144	100.0%	$101,292	11.1%
Costs of Services:
North American Customer Care	$527,542	74.4%	$408,071	66.9%	$119,471	29.3%
International Customer Care	141,189	66.5%	145,905	62.1%	(4,716)	-3.2%
Database Marketing and Consulting	43,854	45.7%	33,447	47.0%	10,407	31.1%

	$712,585	70.0%	$587,423	64.1%	$125,162	21.3%
Selling, General and Administrative:
North American Customer Care	$93,660	13.2%	$104,624	17.1%	$(10,964)	-10.5%
International Customer Care	72,253	34.0%	74,240	31.6%	(1,987)	-2.7%
Database Marketing and Consulting	33,046	34.4%	25,141	35.3%	7,905	31.4%

	$198,959	19.6%	$204,005	22.3%	$(5,046)	-2.5%
Depreciation and Amortization:
North American Customer Care	$33,791	4.8%	$36,699	6.0%	$(2,908)	-7.9%
International Customer Care	15,984	7.5%	15,793	6.7%	191	1.2%
Database Marketing and Consulting	7,950	8.3%	7,816	11.0%	134	1.7%

	$57,725	5.7%	$60,308	6.6%	$(2,583)	-4.3%
Restructuring Charges, net:
North American Customer Care	$6,820	1.0%	$19,765	3.2%	$(12,945)	-65.5%
International Customer Care	2,636	1.2%	2,215	0.9%	421	19.0%
Database Marketing and Consulting	—	0.0%	4,268	6.0%	(4,268)	-100.0%

	$9,456	0.9%	$26,248	2.9%	$(16,792)	-64.0%
Impairment Loss:
North American Customer Care	$16,676	2.4%	$7,000	1.1%	$9,676	138.2%
International Customer Care	16,140	7.6%	—	0.0%	16,140	100.0%
Database Marketing and Consulting	—	0.0%	—	0.0%	—	0.0%

	$32,816	3.2%	$7,000	0.8%	$25,816	368.8%
Income (Loss) from Operations:
North American Customer Care	$30,534	4.3%	$34,048	5.6%	$(3,514)	-10.3%
International Customer Care	(35,777)	-16.8%	(3,372)	-1.4%	(32,405)	-961.0%
Database Marketing and Consulting	11,138	11.6%	484	0.7%	10,654	2,201.2%

	$5,895	0.6%	$31,160	3.4%	$(25,265)	-81.1%
Other Income (Expense):
North American Customer Care	$(9,286)	-1.3%	$(20,114)	-3.3%	$10,828	-53.8%
International Customer Care	(713)	-0.3%	(9,786)	-4.2%	9,073	-92.7%
Database Marketing and Consulting	(264)	-0.3%	(1,501)	-2.1%	1,237	-82.4%

	$(10,263)	-1.0%	$(31,401)	-3.4%	$21,138	-67.3%
Income Tax Expense (Benefit):
North American Customer Care	$8,269	1.2%	$7,396	1.2%	$873	11.8%
International Customer Care	(10,605)	-5.0%	(7,739)	-3.3%	(2,866)	37.0%
Database Marketing and Consulting	3,942	4.1%	517	0.7%	3,425	662.5%

	$1,606	0.2%	$174	0.0%	$1,432	823.0%

Financial Comparison

        The following tables are a condensed presentation of the components of the change in net loss between years and designed to facilitate the discussion of results in this Form 10-K (all amounts are approximate and in thousands):

	Year ended December 31,
	2003	2002
Current year reported net loss	$(41,206)	$(16,755)
Prior year reported net loss	(16,755)	(1,925)

Difference	$(24,451)	$(14,830)

Explanation:
Net reduction to income from operations related to segment results	(31,494)	(11,271)
Sales and use tax accrual	(3,618)	—
Reduction (increase) in restructuring and impairment losses and related items	33,412	(11,357)
Write-off of accounts receivable in the United Kingdom	2,700	(2,700)
Reversal of bonus accruals	3,747	—
Other than temporary decline in equity investment	—	16,500
Increase in net interest expense	(4,176)	(1,119)
Foreign currency transaction loss	(2,990)	638
Change in charge related to Percepta warrants	—	3,118
All other, net	2,039	4,334
Adoption of accounting rule change for goodwill in 2002	11,541	(11,541)
Tax Items
Deferred tax valuation allowance and other income tax matters	(33,294)	(2,800)
Tax impact on above and other	(2,318)	1,368

	$(24,451)	$(14,830)

        The table below presents workstation data for multi-client centers as of December 31, 2003. Dedicated and Managed Centers have been excluded as any unused seats in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations.

2003			2002
Total Production Workstations	In Use	% in Use	Total Production Workstations	In Use	% in Use
12,575	8,789	70%	11,953	7,095	59%

        Due to the inbound nature of our business, we experience significantly higher capacity utilization during peak (weekday) periods than during off-peak (night and weekend) periods. We may be required to open or expand CMCs to create the additional peak period capacity necessary to accommodate new or expanded customer management programs. The opening or expansion of a CMC may result, at least in the short term, in idle capacity during peak periods until any new or expanded program is implemented fully.

2002 versus 2003

        Revenues.    The decrease in North American Customer Care revenue between periods was driven primarily by the ramp down of the United States Postal Service ("USPS") contract during 2003, as well as the ramp down or no longer having approximately eleven multi-client center programs, primarily in the communications sector. Several of the multi-center programs were temporary in nature and ended during the first quarter of 2002. The decrease in North American Customer Care revenue was also caused by a lack of new business. We typically churn approximately 10% to 15% of our revenue each year. Historically, we have signed a sufficient amount of new business, or grown existing customer business, to more than offset the normal churn. However, over the past several years, we have experienced longer sales cycles, which we attribute to the downturn in the global economy. Recently, we have noted an increase in new contract activity. While our strategy is to differentiate ourselves by focusing on complex engagements and offering value added solutions, there is no assurance that we will be successful in winning new business or mitigate future price decreases with this strategy.

        The increase in International Customer Care revenue between periods is the net result of increases in Europe and Asia Pacific offset by decreases in Latin America. The increase in Asia Pacific is primarily due to changes in foreign currency exchange rates. Approximately half of the increase in Europe was driven by favorable changes in foreign currency exchange rates. The remainder of the increase is in Spain and resulted from the combination of an increase in an existing client program along with a new short-term project that was completed in June 2003. Latin American revenue decreased primarily as a result of changes in foreign currency exchange rates and a decrease in revenue in Mexico. Mexico's revenue decreased primarily due to no longer having several profitable client programs offset by an increase in revenue due to an accounting treatment change related to the adoption of EITF 99-19, "Reporting Revenue Gross as Principal versus Net as an Agent" and EITF 01-14, "Income Characterization of Reimbursement Received for Out of Pocket Expenses Incurred." Toward the end of 2003, we launched several new client programs, which are expected to increase revenue in 2004. We are evaluating unprofitable client programs, and if we exit these programs, our revenue could decrease.

        Database Marketing and Consulting revenue increased primarily due to an increase in the customer base as well as increased sales to existing customers.

        Costs of Services.    Costs of services as a percentage of revenue in North American Customer Care is comparable between periods. The loss of USPS caused an increase in the cost of services as a percentage of revenue, but this was offset by improvement in margins of other programs. We are taking additional steps to reduce our costs of services as a percentage of revenue for all programs in our North American Customer Care segment including enhancing our timekeeping and workforce management systems and other actions to improve program profitability. There is no assurance that we will be successful in these efforts.

        The increase in costs of services as a percentage of revenue in International Customer Care between periods is consistent in all regions. The degradation in Latin America is primarily due to Mexico. The Mexico degradation was primarily caused by no longer having several profitable programs, a more competitive local market and an increase of costs related to adopting EITF 99-19 and EITF 01-14 as discussed above. The degradation in Asia Pacific is primarily the result of pricing and performance issues with a certain client program in Australia. In the fourth quarter of 2003, we renegotiated the terms of this contract and, as a result, we expect the profitability to improve. Europe costs as a percentage of revenue increased between periods primarily as the result of an increase in the United Kingdom ("UK") offset in part by improvements in Spain. The increase in costs of services as a percentage of revenue in the UK is the result of a movement from higher margin inbound work to lower margin outbound work. Spain improved primarily as the result of terminating several unprofitable contracts during the second quarter of 2002. Because of the continued high costs of services in certain locations, we took actions to reduce the costs of services in the UK, Spain, Mexico and Asia Pacific through reductions in force. The reductions in force were mostly completed by the end of February 2004. Approximately $1.0 million of the restructuring expense was recorded in the fourth quarter of 2003, but an additional $0.7 million will be recorded in the first quarter of 2004.

        Costs of services as a percentage of revenue for Database Marketing and Consulting is comparable between periods. However, in order to reduce the impact on margins discussed above, we have recently taken action to reduce the costs of services through a reduction in force, which will result in restructuring expense of approximately $0.5 million in the first quarter of 2004.

        Selling, General and Administrative.    The increase in selling, general and administrative expenses as a percentage of revenue in North American Customer Care is primarily due to the decrease in revenue between periods as a significant amount of selling, general and administrative expenses are fixed in nature. In absolute dollars, selling, general and administrative expenses are comparable between periods. Increases in salaries and related benefits due to headcount additions were offset by a decrease in bonus expense. In the prior year, bonuses were accrued and in the first quarter of 2003, we reversed $0.8 million to reduce the total balance to the actual amount paid. (North American Customer Care represents the majority.) We will not pay bonuses to middle and executive management for 2003 results, except where required under our guidelines or employment agreements and therefore, we reversed $2.9 million of bonus expense in the fourth quarter of 2003. (Approximately $0.5 million is in Database Marketing and Consulting.) In the fourth quarter of 2003, we also wrote off a note receivable of $0.9 million.

        Selling, general and administrative expenses as a percentage of revenue for International Customer Care decreased as a percentage of revenue due to the increase in revenue between periods as a significant amount of selling, general and administrative expenses are fixed in nature. In absolute dollars, the increase between periods was due to increases in Asia Pacific and Latin America offset by decreases in the UK. Changes in foreign currency exchange rates were a significant contributor to the increase in Asia Pacific expenses. Latin American increases were caused by increases in payroll and related expenses, bad debt expense, telecommunications and occupancy costs. In June 2003, we reduced administrative headcount in Mexico by 130, which decreased the payroll and related expenses from the first half of the year to the second half of the year. The decreases in the UK were caused by reductions in bad debt expense as 2002 costs included an allowance for a client receivable that was written off in 2003. As previously discussed, all of these regions recently have taken action to reduce selling, general and administrative expenses.

        The increase in selling, general and administrative expenses as a percentage of revenue in Database Marketing and Consulting was caused primarily by an increase in payroll and related expenses, commissions due to increased sales and the accrual for sales and use tax of $3.6 million (as discussed in Note 14 to the Consolidated Financial Statements).

        Depreciation and Amortization.    In absolute dollars depreciation expense in North American Customer Care decreased between periods as a result of adopting EITF No. 01-09. The adoption of this pronouncement resulted in the amortization of contract acquisition costs being deducted from revenue (they were previously recorded as amortization expense through the first quarter of 2002) as well as the result of the impairments recorded during the fourth quarter of 2002, which partially offset an increase from the purchase of the corporate headquarters building in February 2003.

        The decrease in International Customer Care depreciation expense as a percentage of revenue is the result of higher revenue as well as the impairments recorded during the fourth quarter of 2002 and the second quarter of 2003. In absolute dollars, depreciation expense was comparable between years.

        The increase in Database Marketing and Consulting depreciation expense is the result of greater fixed asset balances in 2003 as well as the commencement of amortizing certain capitalized software costs during the third quarter of 2002 (as a result of launching new products).

        Restructuring Charges.    During the year ended December 31, 2003, the North American Customer Care segment recorded restructuring charges of approximately $1.6 million related to the closure of its Kansas City, Kansas facility being used to serve the USPS. These charges consisted primarily of the remaining lease liability along with severance payments. In addition, the Company's North American Customer Care segment recorded a charge of $0.4 million for severance and termination benefits for 591 employees at a managed center that was shut down in March 2003. The Company's North American Customer Care, International Customer Care and Database Marketing and Consulting segments also recorded approximately $1.3 million, $2.2 million, and $0.1 million, respectively, during the year ended December 31, 2003 for other severance and termination benefits related to the termination of 102, 203 and 13 administrative employees, respectively. The Company reversed approximately $1.9 million of excess accruals related to 2002 restructurings. The reversal of excess accruals has been offset against the restructuring expense in the accompanying Consolidated Statements of Operations.

        Impairment Loss.    During 2003, the North American Customer Care segment recorded an impairment loss of approximately $4.0 million to reduce the net book value of the long-lived assets of its Kansas City, Kansas CMC to their estimated fair market value. See discussion above under "Critical Accounting Policies."

        During 2003, the International Customer Care segment recorded an impairment loss of approximately $3.0 million to reduce the net book value of the long-lived assets of our Mexico City CMC to their estimated fair market value. See discussion above under "Critical Accounting Policies."

        If we do not achieve the results projected in our probability-weighted cash flows for certain customer centers, particularly a center in the UK, then we would record an impairment loss in 2004. See additional discussion in Critical Accounting Policies.

        Other Income (Expense).    The increase in other expense between periods was primarily due to an increase in interest expense as well as foreign currency transaction losses partially offset by a decrease in the equity losses from our investment in enhansiv holdings, inc. ("EHI") during 2002. Interest expense increased as a result of a higher debt balances in 2003 compared to 2002 due to borrowings related to the purchase of the corporate headquarters building in February 2003. In addition, the interest rates were increased in August 2003 as a result of amending our debt agreements due to violations of debt covenants. The foreign currency transaction losses were incurred primarily on the intercompany receivable/payable between the U.S. and Canada related to services being provided in Canada on behalf of U.S. based clients, and primarily during the first six months of 2003. During 2003, we recorded approximately $2.4 million of foreign currency transaction losses versus the $0.6 million gain in 2002. Foreign currency transaction losses and gains are related to intercompany receivable/payable balances, and while we hedge the foreign currency risks associated with our labor costs in Canada, we do not hedge risks associated with the timing of settling intercompany accounts. We began settling these accounts more timely in the third quarter of 2003, which mitigated our future exposure to fluctuations in foreign currency exchange rates. See discussion in Item 7A.

        Income Taxes.    Income tax expense increased $35.6 million from 2002 to 2003 primarily because of the following:

  •
  establishment of valuation allowances of $29.9 million (prior year $2.8 million), mostly in the U.S. and Brazil as previously discussed in Critical Accounting Policies;

  •
  the write down of certain deferred tax assets of approximately $6.9 million discussed in Note 5 to the Consolidated Financial Statements;

  •
  state income taxes of approximately $2.0 million to be paid even though the U.S. expects to report a taxable loss; partially offset by

  •
  increases to certain foreign deferred tax assets and liabilities of $2.2 million.

        If we do not achieve the results in our cash flow analysis used to evaluate the deferred tax assets in Mexico, a valuation allowance of up to $2.7 million may need to be established. See additional discussion in Critical Accounting Policies.

        Because we have recorded material deferred tax valuation allowances, until the allowance has been utilized, income tax expense will principally represent current taxes payable and, accordingly, our effective tax rate will be less than the statutory rate. At this time, we estimate our 2004 effective tax rate to be in the range of 25% to 30%. We are reviewing various tax planning strategies, some of which might result in our receiving tax refunds. It is premature to know how much, if any, or when the refunds may take place.

        Cumulative Effect of Change in Accounting Principle.    Upon adoption of SFAS No. 142 in the first quarter of 2002, we recorded an impairment of approximately $11.5 million related to the goodwill of our Latin American reporting unit. The impairment was due to the economic risk and uncertainty associated with that region, particularly Argentina, and the corresponding high discount rate used in the SFAS No. 142 calculation.

2001 versus 2002

        Revenues.    The increase in North American Customer Care revenue between periods was driven primarily by a new client program offset by the ramp down or no longer having approximately ten multi-client center programs, primarily in the communications sector.

        The decrease in International Customer Care revenue between periods is the net result of higher revenue in Asia Pacific offset by lower revenue in Latin America and Europe. The increase in Asia Pacific is primarily due to growth in existing client programs in Australia and New Zealand. The decrease in Europe was driven by Spain terminating several unprofitable contracts. Latin American revenue decreased primarily as a result of currency devaluation in Argentina. Since then, we have converted the majority of the contracts in Argentina to the U.S. based contracts priced in U.S. dollars.

        Database Marketing and Consulting revenue increased primarily due to an increase in the customer base as well as increased sales to existing customers.

        Costs of Services.    Costs of services as a percentage of revenue in North American Customer Care increased over the prior year. The costs of services as a percentage of revenue have been adversely impacted by several factors. The first is the launch of a significant new North American Customer Care program. The terms of the contract contemplated work being transitioned from existing high cost locations to lower labor cost markets over time. Accordingly, the hourly rate paid to us by the client declined during the first two years of the contract period (eventually leveling off for the remainder of the contract) based on a transition plan. Due to higher call volumes than originally anticipated, we did not transition work to lower cost markets as quickly as the original plan contemplated. We completed the transition plan late in 2003. In addition, costs of services as a percentage of revenue was adversely impacted by deterioration of margins at Percepta, primarily due to price concessions sought by Ford. Ford advised us that such concessions were in line with the price concessions Ford received from all of its vendors. This led to efforts to reduce costs and in 2003 Percepta returned to profitability.

        The increase in costs of services as a percentage of revenue in International Customer Care between periods occurred in all regions. The degradation in Latin America is primarily due no longer having several profitable programs in Mexico. The degradation in Asia Pacific is primarily due a price reduction that took effect in 2002 and other pricing pressures. Europe costs of services as a percentage of revenue deteriorated between periods primarily as the result of deterioration in Spain due to pricing pressures. In the second quarter of 2002, Spain did exit certain unprofitable contracts during the year, and Spain's margins did improve subsequent to these actions.

        Costs of services as a percentage of revenue for Database Marketing and Consulting are comparable.

        Selling, General and Administrative.    The decrease in selling, general and administrative expenses as a percentage of revenue in North American Customer Care is primarily due to the increase in revenue between periods as a significant amount of selling, general and administrative expenses are fixed in nature. In absolute dollars, selling, general and administrative expenses decreased from 2001 to 2002. As a result of cost containment initiatives, the expenses in consulting, travel and entertainment and long distance telephone costs decreased from 2001 to 2002. In addition, a favorable outcome of collection of an accounts receivable resulted in a reduction of bad debt expense from the prior year.

        Selling, general and administrative expenses as a percentage of revenue for International Customer Care increased between periods. In absolute dollars, the decrease between periods was due to decreases in the corporate allocation due to lower corporate consulting and relocation expenses offset by increases in Asia Pacific and Latin America. The increase in Asia Pacific was caused partially by changes in exchange rates and headcount additions related to expansion to other countries. The increase in Latin America was primarily as a result of an increase in Mexico only partially offset by decreases in Argentina and Brazil. The increase in Mexico was primarily due to increases in maintenance and employee related costs due to increases in headcount. The decreases in Argentina and Brazil were primarily driven by currency devaluation.

        The decrease in selling, general and administrative expenses as a percentage of revenue in Database Marketing and Consulting is primarily due to the increase in revenue between periods as a significant amount of selling, general and administrative expenses are fixed in nature. In absolute dollars, selling, general and administrative expenses increased from 2001 to 2002 because salaries increased to support the business growth as well as higher commissions related to launch of a significant customer in August 2001.

        Depreciation and Amortization.    In absolute dollars, depreciation expense decreased between periods resulting from the adoption of SFAS No. 142 which resulted in no goodwill amortization during 2002, and the adoption of EITF No. 001-09 which resulted in the amortization of contract acquisition costs being deducted from revenue (they were previously recorded as amortization expense through the first quarter of 2002). During 2001 and 2002, these two items accounted for $5.6 million and $1.0 million, respectively. The remaining absolute dollar decrease in North America is a result of depreciation expense reductions due to site closures and fully depreciated assets partially offset by purchases of property and equipment.

        Restructuring Charges.    During 2002, the North American Customer Care segment recorded restructuring charges associated with the termination of administrative employees, the closure of a CMC in Canada and the impairment of a property lease totaling approximately $4.5 million, $0.4 million and $1.9 million, respectively. Additionally, the Company's international Customer Care segment recorded a loss on the closure of two CMCs in Spain of approximately $0.9 million and restructuring charges associated with the termination of administrative employees of $1.7 million.

        During 2001, we recorded a $7.7 million loss in our North American Customer Care segment on the closure of a CMC located in Thornton, Colorado. In addition, we implemented certain cost cutting measures. In connection with these actions, we recorded severance and other termination benefits related to a reduction in force of approximately 500 employees and recognized restructuring charges of $12.1 million, $2.2 million and $4.3 million in North American Customer Care, International Customer Care and Database Marketing and Consulting segments, respectively.

        Impairment Loss.    During 2002, we recorded a $32.8 million impairment loss in the fourth quarter to adjust the fixed asset balances of certain CMCs in the North American Customer Care and International Customer Care segments to their fair market values, in accordance with SFAS No. 144. During 2001, we recorded a loss on real estate held for sale of $7.0 million in North American Customer Care as more fully described in Note 11 to the Consolidated Financial Statements.

        Other Income (Expense).    Typically, the majority of other income (expense) is recorded as a corporate expense, which is allocated to the segments. Therefore, the following explanations are for the total of all segments. Included in 2002 other expense is approximately $2.3 million related to purchasing the common stock of EHI from the four remaining outside shareholders along with approximately $3.6 million of equity losses related to EHI for the period prior to when we began consolidating the results of EHI (prior to June 2002).

        As further described in Note 10 to the Consolidated Financial Statements, Ford has the right to earn additional warrants based upon Percepta's achievement of certain revenue thresholds. We recorded other expense of $1.5 million in 2001 related to earning these warrants and then determined in 2002 that the warrants had not been earned and recorded other income of $1.5 million.

        Included in 2001 is a non-recurring $16.5 million loss for the other than temporary decline in value of our equity investment in EHI, as well as $7.7 million for our share of losses from EHI.

        Additionally, net interest expense increased approximately $1.1 million in 2002 from 2001. This increase is primarily due to our Senior Notes (which were outstanding for the entire year of 2002) bearing interest at a higher rate than our existing line of credit agreement, which was the most significant debt balance in 2001.

        Income Taxes.    Taxes increased from 2001 primarily due to establishing a valuation allowance against certain deferred tax asset balances in its International Customer Care segment during 2002. This resulted in recording tax expense despite reporting a book loss. During 2001, we also recorded tax expense while reporting a book loss due to the non-deductibility of equity losses from the investment in EHI for part of the year combined with the relatively small pre-tax loss amount. Excluding the increase of valuation allowances in 2002 and the non-deductible EHI losses in 2001 described above, our effective tax rate for 2002 was 39.2% compared with 40.0% for 2001.

Liquidity and Capital Resources

  Cash Requirements

        Our primary future cash requirements are detailed in the following table of contractual obligations at December 31, 2003, (amounts in thousands):

Contractual Obligations	Less than 1 year	2-3 years	4-5 years	Over 5 years	Total
Long-term debt and Senior Notes(1)	$13,915	$28,374	$28,384	$6,510	$77,183
Capital lease obligations(1)	909	195	—	—	1,104
Line of credit(1)	—	39,000	—	—	39,000
Grant advances(3)	11,919	—	—	—	11,919
Purchase obligations(2)	27,772	24,066	13,891	26,132	91,861
Operating lease commitments(2)	32,072	42,081	28,744	64,917	167,814

Total	$86,587	$133,716	$71,019	$97,559	$388,881

(1)
Reflected on accompanying Consolidated Balance Sheets.

(2)
Not reflected on accompanying Consolidated Balance Sheets.

(3)
We are currently attempting to renegotiate the terms of the grant as discussed in Note 1 to the Consolidated Financial Statements. We believe a portion of this will then become due in more than one year.

        Long-term debt and Senior Notes relate primarily to our Senior Notes agreement, which is described in more detail below. Capital lease obligations relate primarily to equipment leases that are generally less than three years in term. The line of credit relates primarily to the Revolver, which is described in more detail below, as well as a line of credit we have in Spain. Grant advances are described in more detail in Note 1 to the Consolidated Financial Statements, and are primarily related to grants from local or state governments as incentive to locate CMCs within their jurisdiction. Purchase obligations are contractual commitments we have to purchase a variety of goods and services. Operating lease commitments relate primarily to facility leases for our CMCs, the lease terms for which generally range from 3 to 20 years.

        In the first quarter of 2004, we will be required to repay approximately $7.2 million of the grant advances and back rent as part of renegotiations as discussed in Note 1 to the Consolidated Financial Statements.

        In addition, our liquidity requirements include cash-related expenses associated with costs of services and selling, general and administrative expenses, as well as interest expense and income tax expense. In 2003, payroll-related expenses, telecommunications costs and facility lease expenses comprised approximately 90% of costs of services and selling, general and administrative expenses combined, with payroll-related expenses comprising the largest component of the total (approximately 77%). Given the nature of our client agreements, the majority of payroll-related expenses are semi-variable in nature and fluctuate with increases or decreases in call volumes related to client projects.

        As it relates to the individual segment liquidity requirements, historically, the North American Customer Care and Database Marketing and Consulting segments have generated sufficient cash from operating activities to fund operations. The European and Latin American operations within the International Customer Care segment have historically required funding from other regions of the company, including North America and Asia Pacific.

        Purchase Commitments.    Effective December 15, 2003, we entered into a forty-two month telecommunication services agreement (the "Services Agreement") with a major telecommunications company (the "Telecomm Company") with a minimum purchase commitment of $17.0 million. The Services Agreement specifies that, if by January 1, 2005, the Telecomm Company has not awarded us 1,000 full-time equivalent seats and a twenty-four month commitment, we may terminate the Services Agreement without liability. In the event that the Services Agreement is terminated by us without cause or by the Telecomm Company for cause, we will be required to pay an amount equal to the difference between the Minimum Commitment and the actual services purchased during the life of the Services Agreement. Although no assurances can be given, we believe that our telecommunication service requirements will be sufficient to meet the Minimum Commitment amount.

        Effective December 2003, we entered into a thirty month initial period contract with another telecommunications company with a minimum purchase commitment of $6.0 million. If we terminate the contract during the initial period, a penalty of up to 50% of the minimum purchase commitment will be assessed. If, during the initial period, the telecommunications company terminates or significantly reduces volumes under a Master Service Agreement signed with us on June 29, 2001, a penalty of 5% of the remaining minimum purchase commitment can be assessed.

        Capital expenditure commitments and other cash requirements.    Our cash requirements also include capital expenditures primarily related to ongoing maintenance, upgrades or replacement of existing assets, and the development and retrofit of new CMCs. We used $93.2 million in investing activities in 2003, primarily related to the $38.2 million acquisition of our corporate headquarters, the development of new CMCs and, to a lesser extent, capitalized software costs related to our Database Marketing and Consulting segment.

        In 2002, we used $33.6 million in investing activities, primarily related to the development of new CMCs and capitalized software activities incurred in the Database Marketing and Consulting segment. In addition, in 2002 we received proceeds from the sale of available-for-sale securities and the liquidation of short-term investments.

        We used $75.0 million in investing activities during 2001, primarily for capital expenditures related to the development of new CMCs, including expenditures related to our planned headquarters building, as well as funding for enhansiv.

        We currently expect total capital expenditures in 2004 to range between $40 million and $50 million, the majority of which is attributable to maintenance capital for existing CMCs, the opening or expansion of CMCs and internal technology projects. Such expenditures are financed with internally generated cash flows, existing cash balances and, to the extent necessary, cash flows from financing activities. The anticipated level of 2004 capital expenditures is primarily dependent upon new client contracts and the corresponding requirement for additional CMC capacity and technological infrastructure. Furthermore, if growth is generated through facilities management contracts, where we provide customer management services from a client-owned facility, the anticipated level of capital expenditures may decline.

        In April 2003, we announced a joint venture agreement with Bharti Enterprises Limited ("Bharti") to provide in-country and offshore customer management solutions in India. Under terms of the agreement, we will participate with Bharti in a joint venture known as TeleTech Services India Private Limited ("TeleTech India"). Each party initially had a 50% ownership interest in TeleTech India with TeleTech having the ability to acquire up to 80% of the venture. In February 2004, we acquired an additional 10% interest in TeleTech India, bringing our total ownership interest in TeleTech India to 60%.

        As described more fully in Note 10 to the Consolidated Financial Statements during the first quarter of 2000, we formed Percepta with Ford Motor Company ("Ford"). Percepta was formed to provide global customer management solutions to Ford and other automotive companies. Under the joint venture operating agreement, we have the right to require Ford to purchase our interest in Percepta at fair market value at any time after December 31, 2004. Ford also has the right to require us to sell our interest in Percepta at fair market value at any time after December 31, 2004. The net book value of Percepta as of December 31, 2003 is approximately $12.0 million. For the year ended December 31, 2003, Percepta reported revenue and income from operations of $92.0 million and $6.1 million, respectively.

        Known trends and uncertainties.    From time to time we launch large client contracts that may result in significant negative working capital because of the time period between incurring the costs for training and launching the program, and the beginning of the accounts receivable collection process. As a result, periodically we may generate negative cash flows from operating activities.

        From time to time, we engage in discussions regarding restructurings, dispositions, mergers, acquisitions and other similar transactions. Any such transaction could include, among other things, the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption or refinancing of indebtedness, and could be material to the financial condition and results of operations of the Company. There is no assurance that any such discussions will result in the consummation of any such transaction.

        As discussed above, during the first quarter 2003 we used proceeds from our revolving credit agreement to acquire our corporate headquarters building, previously financed under a synthetic lease agreement. The sale or refinancing of the corporate headquarters building may result in the Company recognizing a loss on the sale of the property, as we believe the current fair market value may be less than the book value. Furthermore, the sale would result in the settlement of the related interest rate swap agreement, which would require an estimated current cash payment of approximately $4.0 million as of December 31, 2003.

        Balance sheet, income or cash flow items to be considered in assessing liquidity.    In assessing liquidity, the primary balance sheet, income or cash flow items to consider include negative changes in working capital related to significant increases in days sales outstanding and/or decreases in days payable. Other items to consider when assessing liquidity include net operating losses and large increases in capital expenditures, as each of the above items may result in an increase in cash requirements.

  Sources of Cash

        Operations.    Our primary capital resources are net cash provided by operating activities and proceeds from financing activities. Cash provided by operating activities was $58.3 million in 2003 compared to $113.7 million in 2002. Cash provided by operating activities in 2003 consists of a net loss of $41.2 million before adjustments for depreciation and amortization, deferred taxes on income, changes in working capital and the impairment of certain fixed assets. The effect of the change in working capital accounts and other assets and liabilities on the accompanying Consolidated Statements of Cash Flows between years of approximately $10.7 million is primarily the result of an increase in days sales outstanding from 49 days as of December 31, 2002 to 51 days as of December 31, 2003 offset by the increase in accounts payable and accrued expenses. The decrease in cash provided by operating activities is directly caused by the decrease in income from operations.

        Cash provided by operating activities in 2002 was $113.7, consisting of a net loss of $16.8 million before adjustments for the cumulative effect of change in accounting principle, impairment loss, depreciation and amortization, bad debt, working capital, and other charges primarily related to restructurings. The effect of the change in working capital accounts on the accompanying Consolidated Statements of Cash Flows between 2001 and 2002 of approximately $22.1 million is primarily the result of improved accounts receivable collections. At December 31, 2002, accounts receivable decreased as a result of more aggressive collection procedures, with days sales outstanding decreasing from 65 days at December 31, 2001 to 49 days at year-end 2002.

        Cash provided by operating activities was $103.6 million in 2001 compared to $36.3 million in 2000, and consists of a net loss of $1.9 million before adjustments for depreciation and amortization, bad debt, working capital, and other charges primarily related to restructurings and its equity investment in EHI. The change in cash flows from working capital between years of approximately $14.1 million is primarily the result of a decrease in accounts receivable, partially offset by a decrease in accounts payable and accrued expenses. Accounts receivable decreased as a result of more aggressive collection procedures, with our days sales outstanding decreasing from 73 days at December 31, 2000 to 65 days as December 31, 2001.

        The amount and certainty of future cash flows depends primarily on our ability to operate profitably.

        As explained in detail under Client Concentrations, income from operations is expected to decline in 2004 related to a decrease in revenue from a major North American Customer Care client. This will negatively impact our 2004 cash from operations by an estimated $23.0 million.

        Financing.    We currently have two existing debt instruments that provide, or have provided, cash from financing activities. These instruments include the Revolver and Senior Notes. Cash provided by financing activities in 2003 was $37.5 million and primarily related to drawing $39.0 million on the Revolver in the first quarter of 2003 to acquire of our corporate headquarters building as discussed above.

        Cash used in financing activities in 2002 was $28.8 million, and primarily resulted from the stock repurchase program authorized by the Board of Directors for the purchase of up to $25 million of our common stock, which we completed during 2002.

        Cash provided by financing activities in 2001 was $7.6 million, resulting primarily from $75.0 in proceeds received from the Senior Notes and proceeds from the exercise of stock options and employee stock purchases, offset by repaying the revolving line of credit then in place in the amount of $62.0 million and payments on long-term notes and capital lease obligations.

        Our Revolver is with a syndicate of five banks. Under the terms of the Revolver, we may borrow up to $85.0 million with the ability to increase the borrowing limit by an additional $50.0 million, subject to lender approval, within three years from the October 2002 closing date of the Revolver. The Revolver matures on December 28, 2006, at which time a balloon payment for the principal amount is due; however, there is no penalty for early prepayment. The Revolver bears interest at a variable rate based on LIBOR. The interest rate will also vary based on our leverage ratios as defined in the agreement. At December 31, 2003, the interest rate was 3.15% per annum with $39.0 million drawn under the Revolver. The Revolver is guaranteed by all of our domestic subsidiaries and is secured by a majority of our domestic assets. A significant restrictive covenant under the Revolver requires us to maintain a minimum fixed charge coverage ratio as defined in the agreement. The Revolver also limits the amount of share repurchases and prohibits payment of cash dividends.

        We also have $75.0 million of Senior Notes, of which $60.0 million have an interest rate of 8.75% per annum and $15.0 million have an interest rate of 9.15% per annum. Interest on the Senior Notes is payable semi-annually and $12.0 million of principal payments commence in October 2004 with final maturity in October 2011. A significant restrictive covenant under the Senior Notes requires us to maintain a minimum fixed charge coverage ratio as defined in the agreement. Additionally, in the event the Senior Notes were to be repaid in full prior to maturity, we would have to remit a "make-whole" payment as defined in the agreement to the holders of the Senior Notes. As of December 31, 2003, the make-whole payment is approximately $9.2 million.

        The Revolver and the Senior Notes are both securitized with a majority of our domestic assets. In addition, the Revolver and Senior Notes each contain provisions whereby a default under either agreement results in a cross-default in the other agreement. Further, the Revolver and Senior Notes are subject to an "inter-creditor" agreement, which includes the allocation methodology by which the proceeds would be distributed to the Revolver lenders and Senior Notes lenders in the event of default, and subsequent liquidation.

        At December 31, 2003, outstanding letters of credit totaled approximately $11.1 million, which primarily guarantees workers compensation and other insurance related obligations, and facility leases.

        During 2003, Percepta paid $5.4 million in dividends to the minority interest partner in Percepta and $6.6 million to us. Assuming Percepta continues to operate profitably, we believe Percepta will continue to pay dividends in 2004 at approximately the same level as in 2003. As a result, the joint venture expects to pay up to $4.4 million to the minority interest partner during 2004 and $5.4 million to us.

  Debt Instruments and Related Covenants

        As a result of lower than anticipated financial performance in the first quarter 2004, we are currently forecasting we will be in violation of certain financial covenants in the Revolver and Senior Note agreements as of March 31, 2004. We are pursuing several alternatives to address the potential violation should we indeed not operate within the covenants, including obtaining waivers or amendments to the debt agreements, paying off all or a portion of the outstanding debt agreements and obtaining new financing.

        Obtaining waivers or amendments to the existing debt agreements may result in amendment fees and higher annual interest expense, as well as additional or stricter financial covenants. There is no assurance we will successfully obtain waivers or amendments, or maintain compliance with financial covenants in the future.

        In addition, paying off all or a portion of the outstanding debt may have a negative impact to current and future earnings resulting from owing a make-whole provision associated with the company's Senior Notes agreement, costs related to terminating the interest rate swap associated with the Revolver, both of which are described in more detail herein, and the write-off of $1.4 million of capitalized fees.

        As of December 31, 2003, we have a derivative liability associated with this interest rate swap agreement of approximately $4.0 million, which is reflected in other liabilities in the accompanying Consolidated Balance Sheets. In the event we wanted to terminate the swap, the above mentioned liability would have to be settled with cash and a charge to operations recorded. Likewise, if we repay the associated Revolver balance or obtain new financing, the hedge may no longer be effective and a corresponding charge to operations would be recorded either immediately or over the remaining life of the Revolver.

        In pursuing new debt alternatives, we may utilize various financing sources including fixed and floating rate debt, convertible debt, and/or an asset-backed loan. The amount financed will vary, based on whether we decide to pay a portion of the outstanding debt with existing cash. The specific terms of the new financing, including the applicable interest rate, length of agreement and other financing features, will be dependent upon the total amount financed and the creditors' assessment of our ability to repay. There is no assurance that we can obtain new financing, or that new financing would not result in higher annual interest expense.

CLIENT CONCENTRATIONS

        Our five largest clients accounted for 51.0%, 52.2% and 45.0% of our revenue for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, these five clients accounted for an even greater proportional share of our consolidated earnings. The profitability of these clients varies greatly based upon the specific contract terms with any particular client, and the relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis. The risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. The contracts with these clients expire between 2004 and 2010. Additionally, a particular client can have multiple contracts with different expiration dates. Although we have historically renewed most of our contracts with our largest customers, there is no assurance that future contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts.

        Under the terms of the original contract with Verizon Communications ("Verizon") relating to its Competitive Local Exchange Carrier ("CLEC") business, there were certain minimum monthly volume commitments at pre-determined hourly billing rates ("Minimum Commitments"). As previously reported, when the CLEC work was redirected to other Verizon business units during 2001, Verizon continued to honor the contractual terms of its Minimum Commitments. While the terms negotiated by these business units were generally at lower hourly billing rates ("Base Rates") than the Minimum Commitments, Verizon has continued to meet its financial obligations associated with the Minimum Commitments. In certain instances, the Base Rates exceed current market rates for similar services and upon contract expiration, if the contracts are renewed, we expect the rates we receive for our services in the future to be less than the Base Rates. In some instances, volume associated with new work is also offset against the Minimum Commitments. In addition, certain Minimum Commitments were bought out with cash and these settlement payments are being amortized over the life of such Minimum Commitments. The majority of the Minimum Commitments had been satisfied by

December 31, 2003 with the remainder expected to expire in the first quarter of 2004. The amount of Minimum Commitments satisfied by Verizon in excess of the Base Rates, together with amortized settlement payments, was $31.5 million, $32.7 million and $27.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. It is expected that this amount will decline to approximately $8.5 million in 2004 and $0 thereafter. These amounts will impact pre-tax earnings by a like amount. The anticipated decline will have an adverse affect on our operating results in 2004 unless we are successful in reducing costs and/or increasing revenue.

        A large client in Spain informed the Company of its intention to issue a request for proposals upon contract expiration in the fourth quarter of 2003. This client accounts for 54% of Spain's revenue. We expect to retain the majority of the revenue from this client. The loss of a portion of this contract is expected to improve the Company's consolidated operations, financial position or cash flows due to improved operating margins.

NEW ACCOUNTING PRONOUNCEMENTS

        In July 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Certain elements, which would impact the Company, did not have a material impact.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in U.S. interest rates, LIBOR and foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to our normal operating and funding activities. As of December 31, 2003, we had entered into forward financial instruments to manage and reduce the impact of changes in the U.S./Canadian dollar exchange rates with several financial institutions to mitigate a portion of our foreign currency risk. We have also entered into an interest rate swap agreement to manage our cash flow risk on the portion of the Revolver used to purchase the corporate headquarters building as interest is variable based upon LIBOR.

Interest Rate Risk

        The interest on the Revolver is variable based upon LIBOR and, therefore, affected by changes in market interest rates. At December 31, 2003, there was $39.0 million outstanding on the Revolver. If LIBOR increased 10%, there would be no impact to the Company due to the related interest rate swap as previously discussed.

Foreign Currency Risk

        We have wholly owned subsidiaries in Argentina, Australia, Brazil, Canada, China, India, Korea, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore, and Spain. Revenue and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in the exchange rate may positively or negatively affect our revenue and net income attributed to these subsidiaries. For the years ended December 31, 2003, 2002 and 2001, revenue from non-U.S. countries represented 43.9%, 34.7% and 41.6% of consolidated revenue, respectively.

        We have contracted with several commercial banks at no material cost, to acquire a total of $135.1 million Canadian dollars through October 2005 at a fixed price in U.S. dollars of $94.9 million. We have derivative assets of $9.0 million associated with foreign exchange contracts. If the U.S./Canadian dollar exchange rate were to increase 10% from period-end levels, we would not incur a material loss on the contracts.

        A significant business strategy for our North American Customer Care segment is to provide service to U.S. based customers from Canadian CMCs in order to leverage the U.S./Canadian dollar exchange rates. During the year ended December 31, 2003, the Canadian dollar strengthened against the U.S. dollar by 18.2%. As a result, our revenue remains constant in U.S. dollars, whereas our costs (which are denominated in Canadian dollars) are increasing. While our hedging strategy can protect us from changes in the U.S./Canadian dollar exchange rates in the short-term for the majority of our risk, an overall strengthening of the Canadian dollar may adversely impact margins in the North American Customer Care segment over the long-term.

        Other than the transactions hedged as discussed above, the majority of the transactions of our U.S. and foreign operations are denominated in the respective local currency while some transactions are denominated in other currencies. For example, the intercompany transactions that we expect to be settled are denominated in the local currency of the billing company. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of such a transaction, any foreign currency gain or loss results in an adjustment to income. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe this to be insignificant. When the deterioration of the U.S. dollar resulted in losses in the second quarter of 2003, we implemented procedures to shorten the time it takes to settle these transactions, therefore effectively minimizing the foreign currency losses. If realized losses on foreign transactions were to become significant, we would evaluate appropriate strategies, including the possible use of foreign exchange contracts, to reduce such losses.

Fair Value of Debt and Equity Securities

        The Company did not have any material investments in debt or equity securities at December 31, 2003.

Item 8. Financial Statements and Supplementary Data.

        The financial statements required by this item are located beginning on page 46 of this report and incorporated herein by reference.

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

Item 9A. Disclosure Controls and Procedures.

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2003, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2003, our disclosure controls and procedures were effective.

        We have completed a comprehensive review of our tax returns and tax-related balance sheet accounts. The review resulted in amendments to previously filed tax returns, principally to correct tax basis depreciation expense, record a liability for the estimated sales and use taxes for the Company's Database Management and Consulting segment, and adjustments to reconcile certain tax-related balance sheet accounts. In addition, we completed a comprehensive analysis of the Company's procedures for reconciling all other significant balance sheet accounts and identified adjustments to grants, bank accounts, health insurance accruals and payroll tax accounts that related to prior periods over the last several years. Management believes that approximately $11.7 million of these adjustments relate to prior periods. However, management has determined that the charge recorded during 2003 related to such adjustments is immaterial both individually and in the aggregate on both a quantitative and qualitative basis to the trends in the financial statements for the periods presented, the prior periods affected and to a fair presentation of the company's financial condition and results of operations.

        We believe we have strengthened our internal controls to ensure the integrity of our financial statements and appropriate detective controls are in place to prevent material misstatements of financial results and financial position. Additionally, we have instituted rigorous procedures for period-end analysis of balance sheet and income statement accounts, period-end reconciliations of subsidiary ledgers, and the recording of reconciling items in a timely manner. We also enhanced our accounting documentation policies.

        There were no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        For a discussion of our executive officers, you should refer to Part I, page 13, after Item 4 under the caption "Executive Officers of TeleTech Holdings, Inc."

        For a discussion of our Directors, you should refer to our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders under the caption "Election of Directors" and "Director Compensation," which we incorporate by reference into this Form 10-K.

Item 11. Executive Compensation.

        We hereby incorporate by reference the information to appear under the caption "Executive Officers—Executive Compensation" in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, provided, however, that neither the Report of the Compensation Committee on Executive Compensation nor the performance graph set forth therein shall be incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        We hereby incorporate by reference the information to appear under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Party Transactions.

        We hereby incorporate by reference the information to appear under the caption "Certain Relationships and Related Party Transactions" in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders.

Item 14. Principal Accountants Fees and Services.

        We hereby incorporate by reference the information to appear under the caption "Independent Audit Fees" in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)   The following documents are filed as part of this report:

          (1)   Consolidated Financial Statements

            The Index to Financial Statements is set forth on page 49 of this report.

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
10.1+
TeleTech Holdings, Inc. Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to TeleTech's Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)
10.2+
TeleTech Holdings, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to TeleTech's Form S-8 Registration Statement (Registration No. 333-69668) filed on September 19, 2001)
10.3+
TeleTech Holdings, Inc. Amended and Restated 1999 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to TeleTech's Form S-8 Registration Statement (Registration No. 333-96617) filed on July 17, 2002)
10.4+
Newgen Results Corporation 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Newgen Results Corporation's Form S-1 Registration Statement (Registration No. 333-62703) filed on September 2, 1998)
10.5+
Newgen Results Corporation 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Newgen Results Corporation's Form S-1 Registration Statement (Registration No. 333-62703) filed on September 2, 1998)
10.6
Form of Client Services Agreement, 1996 version (incorporated by reference to Exhibit 10.12 to TeleTech's Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-04097) filed on June 5, 1996)
10.7
Agreement for Customer Interaction Center Management Between United Parcel General Services Co. and TeleTech (incorporated by reference to Exhibit 10.13 to TeleTech's Amendment No. 4 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 30, 1996)

10.8
Client Services Agreement dated May 1, 1997, between TeleTech Customer Care Management (Telecommunications), Inc. and GTE Card Services Incorporated d/b/a GTE Solutions (incorporated by reference to Exhibit 10.12 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1997)
10.9
Operating Agreement for Ford Tel II, LLC effective February 24, 2000 by and among Ford Motor Company and TeleTech Holdings, Inc. (incorporated by reference to Exhibit 10.25 to TeleTech's Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2000)
10.10
Credit Agreement dated as of October 29, 2002 among TeleTech, Bank of America, N.A. and the other Lenders party thereto (incorporated by reference to Exhibit 10.10 to TeleTech's Annual Report on 10-K filed for the fiscal year ended December 31, 2002)
10.11
Amended and Restated Lease and Deed of Trust Agreement dated June 22, 2000 (incorporated by reference to Exhibit 10.31 to TeleTech's Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 30, 2000)
10.12
Amended and Restated Participation Agreement dated June 22, 2000 (incorporated by reference to Exhibit 10.32 to TeleTech's Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 30, 2000)
10.13
Private Placement of Senior Notes pursuant to Note Purchase Agreement dated October 30, 2001 (incorporated by reference to Exhibit 10.73 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10.14+
Employment Agreement dated May 15, 2001 between James Kaufman and TeleTech (incorporated by reference to Exhibit 10.64 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10.15+
Stock Option Agreement dated August 16, 2000 between James Kaufman and TeleTech (incorporated by reference to Exhibit 10.53 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10.16+
Non-Qualified Stock Option Agreement dated October 27, 1999 between Michael E. Foss and TeleTech (incorporated by reference to Exhibit 10.26 to TeleTech's Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2000)
10.17+
Promissory Note dated November 28, 2000 by Sean Erickson for the benefit of TeleTech (incorporated by reference to Exhibit 10.62 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10.18+
Promissory Note dated March 28, 2001 by Sean Erickson for the benefit of TeleTech (incorporated by reference to Exhibit 10.31 to TeleTech's Annual Report on 10-K filed for the fiscal year ended December 31, 2002)
10.19+
Employment Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.66 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10.20+
Stock Option Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.70 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.21+
Restricted Stock Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.71 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10.22+
Restricted Stock Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.72 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10.23+
Employment Agreement dated October 15, 2001 between Ken Tuchman and TeleTech (incorporated by reference to Exhibit 10.68 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10.24+
Stock Option Agreement dated October 1, 2001 between Ken Tuchman and TeleTech (incorporated by reference to Exhibit 10.69 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10.25+
Letter Agreement dated January 11, 2001 between Chris Batson and TeleTech (incorporated by reference to Exhibit 10.54 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10.26+
Stock Option Agreement dated January 29, 2001 between Chris Batson and TeleTech (incorporated by reference to Exhibit 10.55 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10.27+
Letter Agreement dated January 26, 2001 between Jeffrey Sperber and TeleTech (incorporated by reference to Exhibit 10.56 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10.28+
Stock Option Agreement dated March 5, 2001 between Jeffrey Sperber and TeleTech (incorporated by reference to Exhibit 10.57 to TeleTech's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10.29*	First Amendment to Note Purchase Agreement dated as of February 1, 2003 by and among TeleTech Holdings, Inc. and each of the institutional investors party thereto
10.30*	Second Amendment to Note Purchase Agreement dated as of August 1, 2003 by and among TeleTech Holdings, Inc. and each of the institutional investors party thereto
10.31*	Third Amendment to Note Purchase Agreement dated as of September 30, 2003 by and among TeleTech Holdings, Inc. and each of the institutional investors party thereto
10.32*	First Amendment to Credit Agreement dated as of February 10, 2003 by and among TeleTech Holdings, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent
10.33*	Second Amendment to Credit Agreement dated as of June 30, 2003 by and among TeleTech Holdings, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent
10.34*	Third Amendment to Credit Agreement dated as of October 24, 2003 by and among TeleTech Holdings, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent
10.35*	Intercreditor and Collateral Agency Agreement dated as of October 24, 2003 among various creditors of TeleTech Holdings, Inc. and Bank of America, N.A. as collateral agent

10.36*	Pledge Agreement dated as of October 24, 2003 by and among TeleTech Holdings, Inc., each subsidiary of TeleTech Holdings, Inc. party thereto and Bank of America, N.A. as collateral agent
10.37*	Security Agreement dated as of October 24, 2003 by and among TeleTech Holdings, Inc., each subsidiary of TeleTech Holdings, Inc. party thereto and Bank of America, N.A. as collateral agent
10.38*
Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing dated as of October 24, 2003 by TeleTech Services Corporation to The Public Trustee of the County of Douglas, Colorado for the benefit of Bank of America, N.A. as collateral agent
16.1	Representation letter from Arthur Andersen LLP (incorporated by reference to Exhibit 16.1 to TeleTech's Current Report on Form 8-K filed on May 16, 2002)
21.1*	List of subsidiaries
23.1*	Consent of Ernst & Young LLP
23.2*	Information Regarding Consent of Arthur Andersen LLP
31.1*	Rule 13a-14(a) Certification of CEO of TeleTech
31.2*	Rule 13a-14(a) Certification of CFO of TeleTech
32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*
Filed herewith.

+
Management contract or compensatory plan or arrangement filed pursuant to Item 15(c) of this report.

(b)
Reports on Form 8-K

•
None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Denver, State of Colorado, on March 8, 2004.

TELETECH HOLDINGS, INC.
By:	/s/ KENNETH D. TUCHMAN Kenneth D. Tuchman Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 8, 2004, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ KENNETH D. TUCHMAN Kenneth D. Tuchman	PRINCIPAL EXECUTIVE OFFICER Chief Executive Officer and Chairman of the Board
/s/ DENNIS J. LACEY Dennis J. Lacey	PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER Chief Financial Officer
/s/ JAMES E. BARLETT James E. Barlett	DIRECTOR
/s/ MARK THOMPSON Mark Thompson	DIRECTOR
/s/ GEORGE HEILMEIER George Heilmeier	DIRECTOR
/s/ WILLIAM A. LINNENBRINGER William A. Linnenbringer	DIRECTOR
/s/ RUTH C. LIPPER Ruth C. Lipper	DIRECTOR
/s/ MORTON H. MEYERSON Morton H. Meyerson	DIRECTOR
/s/ SHIRLEY YOUNG Shirley Young	DIRECTOR

REPORT OF INDEPENDENT AUDITOR

To the Stockholders and the
Board of Directors of TeleTech Holdings, Inc.:

        We have audited the accompanying consolidated balance sheets of TeleTech Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of TeleTech Holdings, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of TeleTech Holdings, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated February 8, 2002 expressed an unqualified opinion on those statements before the revision to include the transitional disclosures included in Note 1.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleTech Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        As discussed above, the consolidated financial statements of TeleTech Holdings, Inc. as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 included (a) agreeing the previously reported net income (loss) to the previously issued consolidated financial statements and the adjustments to reported net income (loss) representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss). In our opinion, the disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of TeleTech Holdings, Inc. other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on TeleTech Holdings, Inc.'s 2001 consolidated financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Denver, Colorado
February 12, 2004

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

/s/  ARTHUR ANDERSEN LLP

Denver, Colorado,
February 8, 2002

        This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with TeleTech Holdings, Inc.'s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion. The consolidated balance sheets as of December 31, 2001 and 2000 referred to in this report has not been included in the accompanying financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share amounts)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$141,687	$144,792
Accounts receivable, net	145,132	137,598
Prepaids and other assets	26,840	18,890
Income taxes receivable	5,243	14,318
Deferred tax asset	647	11,633

Total current assets	319,549	327,231
PROPERTY AND EQUIPMENT, net	148,690	123,093
OTHER ASSETS:
Long-term accounts receivable	—	858
Goodwill, net of accumulated amortization of $5,388 and $5,147, respectively	30,200	29,987
Contract acquisition costs, net of accumulated amortization of $14,831 and $10,637, respectively	16,574	20,768
Deferred tax asset	8,835	17,067
Other assets	27,426	21,584

Total assets	$551,274	$540,588

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,822	$19,995
Accrued employee compensation and benefits	47,668	54,076
Other accrued expenses	27,492	22,111
Customer advances and deferred income	12,314	25,207
Grant advances	11,919	10,272
Current portion of long-term debt and capital lease obligations	14,824	4,673

Total current liabilities	137,039	136,334
LONG-TERM LIABILITIES, net of current portion:
Capital lease obligations	195	524
Senior notes	63,000	75,000
Line of credit	39,000	—
Other long-term debt	268	1,060
Other liabilities	13,601	7,934

Total liabilities	253,103	220,852

MINORITY INTEREST	9,354	13,577

STOCKHOLDERS' EQUITY:
Stock purchase warrants	5,100	5,100
Common stock; $.01 par value; 150,000,000 shares authorized; 73,912,971 and 76,751,607 shares, respectively, issued and outstanding	750	740
Additional paid-in capital	196,591	193,954
Deferred compensation	(564)	(1,184)
Notes receivable from stockholders	(111)	(224)
Accumulated other comprehensive loss	(6,371)	(26,855)
Retained earnings	93,422	134,628

Total stockholders' equity	288,817	306,159

Total liabilities and stockholders' equity	$551,274	$540,588

The accompanying notes are an integral part of these consolidated balance sheets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2003	2002	2001
REVENUES	$992,340	$1,017,436	$916,144
OPERATING EXPENSES:
Costs of services	702,610	712,585	587,423
Selling, general and administrative expenses	210,245	198,959	204,005
Depreciation and amortization	58,596	57,725	60,308
Impairment losses	6,955	32,816	—
Restructuring charges, net	3,676	9,456	26,248
Loss on real estate held for sale	—	—	7,000

Total operating expenses	982,082	1,011,541	884,984

INCOME FROM OPERATIONS	10,258	5,895	31,160

OTHER INCOME (EXPENSE):
Interest, net	(9,102)	(5,118)	(3,999)
Other than temporary decline in value of equity investment	—	—	(16,500)
Gain on sale of securities	—	547	161
Share of losses on equity investment	(438)	(3,562)	(7,702)
Other	(3,490)	(2,130)	(3,361)

	(13,030)	(10,263)	(31,401)

LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(2,772)	(4,368)	(241)
Provision for income taxes	37,218	1,606	174

LOSS BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(39,990)	(5,974)	(415)
Minority interest	(1,216)	760	(1,510)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(41,206)	(5,214)	(1,925)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	(11,541)	—

NET LOSS	$(41,206)	$(16,755)	$(1,925)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and Diluted	74,206	76,383	75,804
LOSS PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
Basic and Diluted	$(0.56)	$(0.07)	$(0.03)
NET LOSS PER SHARE
Basic and Diluted	$(0.56)	$(0.22)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Notes Receivable from Stockholder	Stock Purchase Warrants	Retained Earnings	Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
BALANCES, December 31, 2000	74,684	$747	$200,268	$4,828	$(603)	$(283)	$5,100	$153,308		$363,365
Comprehensive income:
Net loss	—	—	—	—	—	—	—	(1,925)	$(1,925)	(1,925)
Other comprehensive loss
Unrealized losses on securities, net of tax	—	—	—	(8,577)	—	—	—	—	(8,577)	(8,577)
Translation adjustments	—	—	—	(14,649)	—	—	—	—	(14,649)	(14,649)
Derivative valuation, net of tax	—	—	—	(815)	—	—	—	—	(815)	(815)

Other comprehensive loss	—	—	—	—	—	—	—	—	(24,041)

Comprehensive loss	—	—	—	—	—	—	—	—	$(25,966)

Employee stock purchase plan	263	3	1,754	—	—	—	—	—		1,757
Exercise of stock options	1,840	18	7,723	—	—	—	—	—		7,741
Grant of restricted stock	—	—	1,961	—	(1,927)	—	—	—		34
Purchases of common stock	(35)	—	(213)	—	—	—	—	—		(213)
Amortization of deferred compensation	—	—	—	—	452	—	—	—		452
Other	—	—	604	—	—	176	—	—		780

BALANCES, December 31, 2001	76,752	$768	$212,097	$(19,213)	$(2,078)	$(107)	$5,100	$151,383		$347,950
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(16,755)	$(16,755)	(16,755)
Other comprehensive loss
Unrealized losses on securities, net of tax	—	—	—	(941)	—	—	—	—	(941)	(941)
Translation adjustments	—	—	—	(4,668)	—	—	—	—	(4,668)	(4,668)
Derivative valuation, net of tax	—	—	—	(2,033)	—	—	—	—	(2,033)	(2,033)

Other comprehensive loss	—	—	—	—	—	—	—	—	(7,642)

Comprehensive loss	—	—	—	—	—	—	—	—	$(24,397)

Employee stock purchase plan	293	3	1,851	—	—	—	—	—		1,854
Exercise of stock options	609	6	4,636	—	—	—	—	—		4,642
Purchases of common stock	(3,530)	(37)	(24,747)	—	—	—	—	—		(24,784)
Amortization of deferred compensation	—	—	—	—	894	—	—	—		894
Other	—	—	117	—	—	(117)	—	—		—

BALANCES, December 31, 2002	74,124	$740	$193,954	$(26,855)	$(1,184)	$(224)	$5,100	$134,628		$306,159
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(41,206)	$(41,206)	(41,206)
Other comprehensive loss
Translation adjustments	—	—	—	14,973	—	—	—	—	14,973	14,973
Derivative valuation, net of tax	—	—	—	5,511	—	—	—	—	5,511	5,511

Other comprehensive loss	—	—	—	—	—	—	—	—	20,484

Comprehensive loss	—	—	—	—	—	—	—	—	$(20,722)

Employee stock purchase plan	271	3	914	—	—	—	—	—		917
Exercise of stock options	618	6	2,888	—	—	—	—	—		2,894
Purchases of common stock	(255)	(2)	(1,165)	—	—	—	—	—		(1,167)
Amortization of deferred compensation	—	—	—	—	620	—	—	—		620
Restricted stock grant	250	3	—	—	—	—	—	—		3
Other	—	—	—	—	—	113	—	—		113

BALANCES, December 31, 2003	75,008	$750	$196,591	$(6,371)	$(564)	$(111)	$5,100	$93,422		$288,817

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,206)	$(16,755)	$(1,925)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	11,541	—
Depreciation and amortization	58,596	57,725	60,308
Amortization of acquired contract costs	4,194	3,084	—
Bad debt expense	4,382	9,258	6,026
Gain on sale of securities	—	(547)	(161)
Deferred income taxes	19,729	(8,931)	(10,693)
Minority interest	1,216	(760)	1,510
Share of losses on equity investment	438	3,562	7,702
Impairment losses	6,955	32,816	—
Losses on real estate held for sale	—	—	7,000
Losses on disposal of assets	1,062	89	—
Other than temporary decline in value of equity investment	—	—	16,500
(Gain) loss on derivatives	(7,806)	94	909
Tax benefit from stock option exercises	30	406	2,326
Changes in assets and liabilities:
Accounts receivable	(3,759)	28,030	16,102
Prepaids and other assets	4,930	(6,352)	(8,233)
Accounts payable and accrued expenses	20,756	(13,029)	(8,946)
Customer advances and deferred income	(11,246)	13,431	15,144

Net cash provided by operating activities	58,271	113,662	103,569

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(79,053)	(37,940)	(52,073)
Acquisition of a business, net of cash acquired	(1,868)	—	—
Proceeds from sale of available-for-sale securities	—	1,633	1,251
Payments to minority shareholder	(5,400)	—	—
Capitalized software costs	(5,378)	(2,451)	(1,986)
Investment in customer management software company	—	88	(11,908)
Investment in real estate held for sale, net of proceeds received	—	—	(13,782)
Investment in joint venture	(1,538)	—	—
Net decrease in short-term investments	23	6,437	2,444
Other	—	(1,370)	1,019

Net cash used in investing activities	(93,214)	(33,603)	(75,035)

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

(Amounts in thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock	$(1,167)	$(24,784)	$(213)
Net increase (decrease) in line of credit	39,000	—	(62,000)
Proceeds from long-term debt borrowings	406	—	75,000
Payments on long-term debt borrowings	(1,790)	(5,141)	(9,947)
Payments on capital lease obligations	(2,779)	(4,920)	(2,452)
Proceeds from employee stock purchase plan	917	1,854	1,757
Proceeds from exercise of stock options	2,864	4,236	5,415

Net cash (used in) provided by financing activities	37,451	(28,755)	7,560

Effect of exchange rate changes on cash	(5,613)	(1,942)	539
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	(3,105)	49,362	36,633
CASH AND CASH EQUIVALENTS, beginning of year	144,792	95,430	58,797

CASH AND CASH EQUIVALENTS, end of year	$141,687	$144,792	$95,430

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$10, 580	$7,796	$5,444
Cash paid for income taxes	8,944	$31,075	$22,916
Assets acquired under capital leases and other financings	—	$349	$3,358

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

NOTE 1: OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Overview of Company.    TeleTech Holdings, Inc. ("TeleTech" or the "Company") serves its clients through two primary businesses: (i) Customer Management Services, which provides outsourced customer support and marketing services for a variety of industries via call centers in the United States, Argentina, Australia, Brazil, Canada, China, India, Korea, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore, and Spain ("Customer Care"); and (ii) Database Marketing and Consulting, which provides outsourced database management, direct marketing and related customer retention services for automotive dealerships and manufacturers in North America.

        Basis of Presentation.    The consolidated financial statements are composed of the accounts of TeleTech, its wholly owned subsidiaries, and its 55% owned subsidiary, Percepta, LLC ("Percepta"). Investments in operating companies in which the Company intends to maintain more than a temporary 20% to 50% interest, or otherwise has the ability to exercise significant influence are accounted for under the equity method. All intercompany balances and transactions have been eliminated in consolidation. In January 2003, the Company adopted the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). The Company did not have any material variable interest entities as of December 31, 2003. Certain amounts in 2002 and 2001 have been reclassified in the consolidated financial statements to conform with the 2003 presentation.

        Foreign Currency Translation.    The assets and liabilities of the Company's foreign subsidiaries, whose functional currency is other than the U.S. dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income (loss), but is rather accumulated as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in determining net income (loss). Intercompany loans are generally treated as permanently invested as settlement is not planned or anticipated in the foreseeable future. In addition, intercompany balances outstanding as of December 31, 2002 not classified as intercompany loans are also treated as permanently invested. If the Company were to revise its plans for the repayment of intercompany loans, the net effect of the related foreign currency translations would be included in the determination of net income (loss). As a result, the Company's earnings could become more volatile as the intercompany loan balance and other permanently invested balances were approximately $174.1 million at December 31, 2003. Such loans generally arose from funding operating losses and capital expenditures.

        Cash and Cash Equivalents.    The Company considers all cash and investments with an original maturity of 90 days or less to be cash equivalents.

        Property and Equipment.    Property and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Amounts paid for software licenses and third-party packaged software are capitalized.

        Depreciation is computed on the straight-line method based on the following estimated useful lives:

Computer equipment and software	3-5 years
Building	25 years
Telephone equipment	4-7 years
Furniture and fixtures	5-7 years
Leasehold improvements	5-10 years
Vehicles	5 years

        Assets acquired under capital lease obligations are amortized over the life of the applicable lease terms of four to seven years (or the estimated useful lives of the assets, where title to the leased assets passes to the Company upon termination of the lease). Depreciation expense related to equipment under capital leases was $2.4 million, $3.8 million and $3.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        Depreciation expense was $51.9 million, $50.6 million and $51.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

        Goodwill is tested for impairment at least annually on reporting units one level below the segment level for the Company. The impairment, if any, is measured based on the estimated fair value of the reporting unit. The Company determines fair value based on discounted cash flows although other methods are allowable under SFAS No. 142. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The Company's policy is to test goodwill for impairment in the fourth quarter of each year unless circumstances indicate an impairment arises prior to the fourth quarter. The Company performed its impairment test on each of its reporting units in December 2003 and concluded that there was no indication of impairment.

        In the year of its adoption, SFAS No. 142 required a transitional goodwill impairment evaluation, which was a two-step process. The first step was to determine whether there was an indication that goodwill was impaired on January 1, 2002. SFAS No. 142 required a separate impairment evaluation of each of the Company's reporting units. To perform the first step, the fair value of each reporting unit was estimated by a third-party appraiser by discounting the expected future cash flows and using market multiples of comparable companies. The fair value of each reporting unit was compared to its carrying value, including goodwill. This first step evaluation indicated an impairment of the goodwill recorded by its Latin American reporting unit, but no impairment of the goodwill recorded by its North American, Asia Pacific or Newgen reporting units.

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

        The following table summarizes the Company's net loss and loss per share had the provisions of SFAS No. 142 been in effect on January 1, 2001 (in thousands, except per share amounts):

	December 31,
	2003	2002	2001
Reported net loss	$(41,206)	$(16,755)	$(1,925)
Goodwill amortization, net of tax of $0.9 million in 2001	—	—	1,862

Adjusted net loss	$(41,206)	$(16,755)	$(63)

Diluted loss per share—as reported	$(0.56)	$(0.22)	$(0.03)

Diluted loss per share—adjusted	$(0.56)	$(0.22)	$—

        Contract Acquisition Costs.    Amounts paid to or on behalf of clients to obtain long-term contracts are capitalized (if incurred within 12 months of commencement of operations) and amortized on a straight-line basis over the terms of the contracts as a reduction to revenue commencing with the date of the first revenue from the contract. In certain circumstances, costs may be estimated at the inception of operations and subsequently revised based on actual costs incurred. The Company's accounting policy is to generally limit the amount of capitalized costs for a given contract to the lesser of the estimated ongoing future cash flows from the contract or the termination fees the Company would receive in the event of early termination of the contract by the customer. Amortization of these costs for the years ended December 31, 2003, 2002 and 2001, was $4.2 million, $4.1 million and $2.7 million, respectively. During 2002, the Company adopted Emerging Issues Task Force ("EITF") No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products," which requires certain expenses previously classified as depreciation and amortization expenses to be reclassified as deductions from revenue. Prior year results have not been restated as the impact was immaterial. Expected future amortization of contract acquisition costs are as follows (in thousands):

2004	$4,194
2005	2,580
2006	2,337
2007	2,329
2008	2,329
Thereafter	2,805

$16,574

        Long-Lived Assets.    During the year, the Company evaluates the carrying value of its individual customer management centers ("CMCs") in accordance with SFAS No. 144 to assess whether future operating results are sufficient to recover the carrying costs of these long-lived assets. When the operating results of a center have reasonably progressed to a point making it likely that the site will continue to sustain losses in the future, or there is a current expectation that a CMC will be closed or otherwise disposed of before the end of its previously estimated useful life, the Company selects the center for further review.

        For CMCs selected for further review, the Company estimates the future estimated probability-weighted cash flows from operating the centers over their useful lives. Significant judgment is involved in projecting future capacity utilization, pricing, labor costs and the estimated useful lives. Additionally, the Company does not test CMCs that have been operated for less than two years or those centers that have been impaired within the past two years. The Company believes a sufficient time to establish market presence and build a customer base is required for new centers in order to determine recoverability. For recently impaired centers, the Company writes the assets down to estimated fair market value.

        Software Development Costs.    The Company accounts for software development costs in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," which requires that certain costs related to the development or purchase of internal-use software be capitalized. At December 31, 2003 and 2002, the Company had approximately $16.8 million and $17.5 million, respectively, of capitalized software costs, which are included in other assets in the accompanying Consolidated Balance Sheets. These costs will be amortized over the expected useful life of the software. Approximately $6.1 million, $5.2 million and $0.6 million of amortization expense related to capitalized software costs is included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001, respectively.

        Customer Advances and Deferred Income.    The Company records amounts billed or received but not earned as customer advances and deferred income. Included in customer advances and deferred income are customer prepayments, and amounts received to settle contractual minimum commitments in lieu of providing services. These settlement payments are amortized over the life of the original contract life that gave rise to the obligation. For the year ended December 31, 2003, the Company amortized approximately $12.7 million into revenue in the accompanying Consolidated Statements of Operations related to settlement payments.

        Grant Advances.    From time to time the Company has received grants from local or state governments as an incentive to locate CMCs in their jurisdictions. The Company's policy is to record grant monies received as deferred income and recognize into income (as a reduction of either depreciation or cost of service expense) over the life of the grant as it achieves milestones set forth in the grant. Generally, the Company does not receive funding under the grants until it has met the required milestones.

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

        The Company expects to renegotiate the terms of the IDB Grant so that the milestones can realistically be achieved. In order to induce the IDB into amending the terms of the IDB Grant, the Company will be required to repay $7.2 million of the advanced funds and back rent in the first quarter of 2004. As of December 31, 2003, approximately $11.9 million was outstanding under the IDB Grant. During the three months ended September 30, 2003, the Company reversed all amounts previously recognized in its statements of operations related to the IDB Grant. In the fourth quarter of 2003, the Company recognized $0.2 million of grant income and recorded $1.0 million of back rent that will be paid under currently negotiated terms. Previous amounts recognized under the IDB Grant are not material to any given reporting period. Additionally, the Company has reclassified the outstanding IDB Grant advance as a separate line item on the face of the accompanying Consolidated Balance Sheets.

        Restructuring Liability.    Management periodically assesses the profitability and utilization of the Company's CMCs along with its overall profitability. In some cases, management has chosen to close under-performing centers and make reductions in force to enhance future profitability. In 2001 and 2002, under the previous accounting guidance, the Company recorded the anticipated charges at the time a plan was approved by management or the Board of Directors and various other criteria. On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of upon commitment to a plan.

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

        The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered permanently reinvested outside the U.S. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings subject to certain limitations. At December 31, 2003, the cumulative amount of foreign earnings is approximately $29.2 million. If these earnings become taxable in the U.S., some portion of them may be subject to incremental U.S. income tax expense and foreign withholding tax expense.

        Revenue Recognition.    The Company recognizes revenue at the time services are performed. The Company's Customer Management Services business recognizes revenue under production rate and performance-based models, which are:

        Production rate—Revenue is recognized based on the billable hours or minutes of each customer service representatives as defined in the client contract. The rate per billable hour or minute charged is based on a predetermined contractual rate, as agreed in the underlying contract. This contractual rate can fluctuate based on the Company's performance against certain pre-determined criteria related to quality and performance. The impact on the rate is continually updated as revenue is recognized. Additionally, some clients are contractually entitled to penalties when the Company is out of compliance with certain obligations as defined in the client contract. Such penalties are recorded as a reduction to revenue as incurred based on a measurement of the Company's obligation under the terms of the client contract.

        Performance-based—Under performance-based arrangements, the Company is paid by its customers based on achievement of certain levels of sales or other client-determined criteria specified in the client contract. The Company recognizes performance-based revenue by measuring its actual results against the performance criteria specified in the contracts. Amounts collected from customers prior to the performance of services are recorded as deferred revenue.

        The Company has certain contracts that are billed in advance. Accordingly, amounts billed but not earned under these contracts are excluded from revenue and included in customer advances and deferred income.

        In July 2003, the Company adopted Emerging Issues Task Force No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), providing further guidance on how to account for multiple element contracts. EITF 00-21 is effective for all arrangements entered into after the second quarter of 2003. The Company has determined that EITF 00-21 requires the deferral of revenue for the initial training that occurs upon commencement of a new client contract ("Start-Up Training") if that training is billed separately to a client. Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are also deferred. In these circumstances, both the training revenue and costs will be amortized straight-line over the life of the client contract. In situations where Start-Up Training is not billed separately, but rather included in the hourly service rates paid by the client over the life of the contract, no deferral is necessary as the revenue is being recognized over the life of the contract. If Start-Up Training revenue is not deferred, the associated training expenses are expensed as incurred. The adoption of EITF 00-21 did not have a material impact on the Company's operating results for the year ended December 31, 2003. However, the adoption of EITF 00-21 decreased the Company's 2003 fourth quarter sales and income from operations by $3.3 million and $2.1 million, respectively.

        Comprehensive Income (Loss).    Comprehensive income (loss) includes the following components:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Net loss	$(41,206)	$(16,755)	$(1,925)
Other comprehensive income (loss):
Unrealized gains (losses) on securities, net of reclassification adjustments	—	(1,270)	(13,197)
Foreign currency translation adjustments	14,973	(4,668)	(14,649)
Derivative valuation, net of tax	5,511	(2,033)	(1,254)
Income tax benefit related to items of other comprehensive income	—	329	5,059

Other comprehensive income (loss), net of tax	20,484	(7,642)	(24,041)

Comprehensive loss	$(20,722)	$(24,397)	$(25,966)

        Disclosure of reclassification amounts:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Unrealized holding losses arising during the period	$—	$(723)	$(13,036)
Less: reclassification adjustment for gains included in net loss	—	(547)	(161)
Benefit for income taxes	—	329	4,620

Net unrealized losses on securities	$—	$(941)	$(8,577)

        At December 31, 2003, accumulated comprehensive income consists of $9.0 million and $(2.6) million of foreign currency translation adjustments and derivative valuation, respectively. At December 31, 2002, accumulated comprehensive income consists of $24.0 million and $2.9 million of foreign currency translation adjustments and derivative valuation, respectively. Other comprehensive income related to the derivative valuation is reported net of income tax expense of $3.5 million in 2003.

        Loss Per Share.    Basic earnings (loss) per share is computed by dividing the Company's net income (loss) by the weighted average number of common shares outstanding. The impact of potentially dilutive securities is excluded. Diluted earnings per share is computed by dividing the Company's net income (loss) by the weighted average number of shares and dilutive potential common shares outstanding during the period. At December 31, 2003, 2002 and 2001 options to purchase 7.1 million, 6.1 million and 4.7 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect of their inclusion would be antidilutive.

        Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Self-Insurance Program.    The Company self-insures for certain levels of workers' compensation and employee health insurance. Estimated costs of these self-insurance programs were accrued at the projected settlements for known and anticipated claims. Self-insurance liabilities of the Company amounted to $10.3 million and $6.9 million at December 31, 2003 and 2002, respectively, and are included in accrued employee compensation and benefits on the accompanying Consolidated Balance Sheets.

        Fair Value of Financial Instruments.    Fair values of cash equivalents and other current accounts receivable and payable approximate the carrying amounts because of their short-term nature. Short-term investments include U.S. Government Treasury Bills, investments in commercial paper, short-term corporate bonds and other short-term corporate obligations. The carrying values of these investments approximate their fair values. Debt and long-term receivables carried on the Company's Consolidated Balance Sheets at December 31, 2003 and 2002 have a carrying value that approximates their estimated fair value. The fair value is based on discounting future cash flows using current interest rates adjusted for risk. The fair value of the short-term debt approximates its recorded value because of its short-term nature.

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

        At December 31, 2003, the Company has an interest rate swap designated as a cash flow hedge. The Company had a synthetic lease for its headquarters building for which the required lease payments were variable based on LIBOR. In February 2003, the synthetic lease was terminated when the

Company purchased the corporate headquarters building, including furniture and fixtures, for the contractual price in the synthetic lease of $38.2 million using proceeds from the revolving line of credit ("Revolver"). The repayment terms under the Revolver are identical to that of the synthetic lease. On December 12, 2000, the Company entered into an interest rate swap in which the Company receives LIBOR and pays fixed rate interest of 6.20%. The swap agreement has a notional amount of approximately $38.2 million and has a six-year term. The purchase of the corporate headquarters building did not cause a termination of the designation of the interest rate swap as a hedge because at inception the Company designated the swap as a hedge of the floating LIBOR which it continues to pay under the Revolver. As of December 31, 2003, the Company has a derivative liability associated with this swap of approximately $4.0 million, which is reflected in other liabilities in the accompanying Consolidated Balance Sheets. In the event that the Company wanted to terminate the swap, the above mentioned liability would have to be settled with cash and a charge to operations recorded either immediately or over the remaining life of the Revolver. Likewise, if the Company repaid the associated Revolver balance, the hedge would no longer be effective and a corresponding charge to operations would be recorded either immediately or over the remaining life of the Revolver.

        The Company's Canadian subsidiary's functional currency is the Canadian dollar which is used to pay labor and other operating costs in Canada. However, the subsidiary has customer contracts where it is paid in U.S. dollars and the Company has contracted with several commercial banks at no material cost, to acquire, under forward exchange contracts and options, a total of $135.1 million Canadian dollars through November 2005 at a fixed price in U.S. dollars of $94.9 million to hedge its foreign currency risk. During the years ended December 31, 2003 and 2002, the Company recorded a $7.8 million gain and a $0.1 million loss, respectively, for settled forward contracts in its Consolidated Statements of Operations relating to Canadian dollar forward contracts. As of December 31, 2003, the Company has derivative assets of $9.0 million associated with foreign exchange contracts consisting of the fair market value of forward exchange contracts and options outstanding. Included in these derivative assets are premiums paid by the Company as part of obtaining the foreign exchange option contracts. The cost of these premiums is amortized in earnings ratably over the term of the underlying contract.

        During 2003, the Company determined to settle the intercompany receivable and payable balances that result from these arrangements periodically and, accordingly, the transaction gains and losses from fluctuations in exchange rates are included in determining net income (loss). For the year ended December 31, 2003, the Company recorded transaction losses of $2.4 million in Other Income (Expense) related to the intercompany receivables/payable balances generated from labor arbitrage activities and U.S. dollar cash balances on Canada's books. During the third quarter of 2003, management began to settle these intercompany balances monthly and, accordingly, expects to mitigate the exposure caused by future changes in foreign exchange rates.

        During 2003, the Company determined to record the gains/losses from settled Canadian dollar hedges in Costs of Services in order to better match the hedging transactions with the labor costs being hedged. Such amounts were previously recorded in Other Income (Expense). Operating results for 2002 have not been reclassified as the amounts were immaterial.

        Stock Option Accounting.    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options including statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosures." Under APB 25, because the exercise price of the Company's employee stock options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Statement No. 123, "Accounting and Disclosure of Stock-Based Compensation" ("SFAS 123"), establishes an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company elected not to adopt SFAS 123 for expense recognition purposes.

        Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001
Risk-free interest rate	2.70% – 6.96%	2.72% – 4.88%	3.15% – 5.01%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	71.40% – 81.30%	81.73% – 83.94%	84.66% – 87.79%
Expected life	5.81% – 5.90%	5.50% – 5.54%	4.27% – 4.81%

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

        The weighted-average fair value of options granted during 2003, 2002 and 2001 was $3.50, $7.64 and $5.58, respectively. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro-forma net loss and pro-forma net loss per share, as if the Company had used the fair value accounting provisions of SFAS 123, are shown below.

	Years ended December 31,
	2003	2002	2001
	(Amounts in thousands, except for per share amounts)
Net Loss
As reported	$(41,206)	$(16,755)	$(1,925)
Pro forma	$(53,940)	$(30,483)	$(17,620)
Per Share Amounts
As reported:
Basic and Diluted	$(0.56)	$(0.22)	$(0.03)
Pro forma:
Basic and Diluted	$(0.73)	$(0.40)	$(0.23)

        Effects of Recently Issued Accounting Pronouncements.    In July 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Certain elements, which would impact the Company, did not have a material impact.

NOTE 2: SEGMENT INFORMATION AND CUSTOMER CONCENTRATIONS

        The Company classifies its business activities into three segments: North American Customer Care, International Customer Care, and Database Marketing and Consulting. These segments are consistent with the Company's management of the business and reflect its internal financial reporting structure and operating focus. North American and International Customer Care provide comprehensive customer management services. North American Customer Care consists of customer management services provided to United States' and Canadian clients while International Customer Care consists of clients in all other countries. Database Marketing and Consulting provide outsourced database management, direct marketing and related customer retention services for automobile dealerships and manufacturers. All intercompany transactions between the reported segments for the periods presented have been eliminated.

        It is a significant Company strategy to garner additional business through the lower cost opportunities offered by certain international countries. Accordingly, the Company provides services to certain U.S. clients from CMCs in Canada, India, Argentina, Mexico and the Philippines. Under this arrangement, while the U.S. subsidiary invoices and collects from the end client, the U.S. subsidiary also enters into a contract with the foreign subsidiary to reimburse the foreign subsidiary for their costs plus a reasonable profit. As a result, a portion of the profits from these client contracts is recorded in the U.S. while a portion is recorded in the foreign location. For U.S. clients being fulfilled from Canadian locations and the Philippines, which represents the majority of these arrangements, the profits all remain within the North American Customer Care segment. For U.S. clients being fulfilled from other countries, a portion of the profits is reflected in the International Customer Care segment. For the year ended December 31, 2003, approximately $1.9 million of income from operations in the International Customer Care segment was generated from these arrangements. There are also situations where certain foreign subsidiaries will contract with other foreign subsidiaries to fulfill client contracts. In these situations, while the profits are partially recorded in each country, on a segment basis they are all reflected in the International Customer Care segment.

        In 2003, the Company adopted the practice of allocating corporate operating expenses to segments based upon the segments' respective pro rata percentage of consolidated revenue. Prior to 2003, corporate operating expenses were shown as a separate segment.    The information as of December 31, 2002 and 2001 has been restated to reflect this change.

	Year Ended December 31,
	2003	2002	2001
	(Amounts in thousands)
Revenues:
North American Customer Care	$627,161	$709,023	$610,207
International Customer Care	255,638	212,425	234,781
Database marketing and consulting	109,541	95,988	71,156

Total	$992,340	$1,017,436	$916,144

Income (Loss) from Operations:
North American Customer Care	$31,433	$30,534	$34,048
International Customer Care	(31,418)	(35,777)	(3,372)
Database marketing and consulting	10,243	11,138	484

Total	$10,258	$5,895	$31,160

Depreciation and Amortization (Included in Income from Operations):
North American Customer Care	$32,882	$33,791	$36,699
International Customer Care	15,691	15,984	15,793
Database marketing and consulting	10,023	7,950	7,816

Total	$58,596	$57,725	$60,308

Assets:
North American Customer Care	$346,027	$376,127	$357,626
International Customer Care	108,575	77,792	137,741
Database marketing and consulting	96,672	86,669	78,572

Total	$551,274	$540,588	$573,939

Goodwill, net (Included in Total Assets):
North American Customer Care	$11,446	$11,446	$11,446
International Customer Care	5,393	5,180	15,756
Database marketing and consulting	13,361	13,361	13,361

Total	$30,200	$29,987	$40,563

Capital Expenditures (Including Capital Leases):
North American Customer Care	$39,007	$20,275	$13,841
International Customer Care	34,341	11,185	34,903
Database marketing and consulting	5,705	6,829	6,687

Total	$79,053	$38,289	$55,431

        The following data includes revenue and gross property and equipment based on the geographic location where services are provided or the physical location of the equipment:

	Year Ended December 31,
	2003	2002	2001
	(Amounts in thousands)
Revenues:
United States	$557,468	$662,950	$535,242
Asia Pacific	120,741	91,828	76,952
Canada	163,048	136,436	144,253
Europe	94,967	66,907	86,862
Latin America	56,116	59,315	72,835

Total	$992,340	$1,017,436	$916,144

Gross Property and Equipment:
United States	$204,858	$174,666	$189,270
Asia Pacific	40,467	30,340	23,641
Canada	49,076	35,542	34,549
Europe	21,613	19,364	29,539
Latin America	33,565	27,014	34,491

Total	$349,579	$286,926	$311,490

All Other Long-Lived Assets:
United States	$20,539	$17,756	$22,455
Asia Pacific	977	4	18
Canada	211	336	481
Europe	2,544	4,250	174
Latin America	3,155	96	4,190

Total	$27,426	$22,442	$27,318

Significant Customers

        The Company has two customers who contributed in excess of 10% of total revenue, both of which are involved in the communications industry. The revenue from these customers as a percentage of total revenues for each of the three years ended December 31 is as follows:

	2003	2002	2001
Customer A	17%	16%	19%
Customer B	14%	15%	—

        At December 31, 2003, accounts receivable from customers A and B were $24.9 million and $25.3 million, respectively. These customers are included in the North American Customer Care reporting segment.

        The loss of one or more of its significant customers could have a material adverse effect on the Company's business, operating results or financial condition. The Company does not require collateral from its customers. To limit the Company's credit risk, management performs ongoing credit evaluations of its customers and maintains allowances for potentially uncollectible accounts. Although the Company is impacted by economic conditions in the communications and media, automotive, financial services and government services industries, management does not believe significant credit risk exists at December 31, 2003.

NOTE 3: DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts Receivable

        Accounts receivable consist of the following at December 31:

	2003	2002
	(in thousands)
Accounts receivable	$149,903	$144,921
Less–allowance for doubtful accounts	(4,771)	(7,323)

Accounts receivable, net	$145,132	$137,598

        Activity in the Company's allowance for doubtful accounts consists of the following:

	2003	2002	2001
	(in thousands)
Balance, beginning of year	$7,323	$6,331	$6,664
Provision for bad debts	4,382	9,258	6,026
Deductions for uncollectible receivables written off	(6,934)	(8,266)	(6,359)

Balance, end of year	$4,771	$7,323	$6,331

Property and Equipment

        Property and equipment consisted of the following at December 31:

	2003	2002
	(in thousands)
Land and buildings	$29,785	$354
Computer equipment and software	144,714	120,490
Telephone equipment	49,681	38,619
Furniture and fixtures	47,276	35,583
Leasehold improvements	77,166	88,295
Construction in Progress	705	2,481
Other	252	1,104

	349,579	286,926
Less—accumulated depreciation	(200,889)	(163,833)

	$148,690	$123,093

        Included in the cost of property and equipment is the following equipment obtained through capitalized leases as of December 31:

	2003	2002
	(in thousands)
Computer equipment and software	$2,843	$4,812
Telephone equipment	1,620	3,934
Furniture and fixtures	273	3,297

	4,736	12,043
Less—accumulated depreciation	(3,644)	(8,202)

	$1,092	$3,841

NOTE 4: LONG-TERM DEBT

Capital Lease Obligations

        The Company has financed certain property and equipment under non-cancelable capital leases. Accordingly, the fair value of the equipment has been capitalized and the related obligation recorded. The average implicit interest rate on these leases was 7.0% at December 31, 2003. Interest is charged to expense at a constant rate applied to declining principal over the period of the obligation.

        The future minimum lease payments under capitalized lease obligations as of December 31, 2003 are as follows (in thousands):

2004	$1,006
2005	188
Thereafter	32

1,226
Less—amount representing interest	(122)

1,104
Less—current portion	(909)

$195

        Interest expense associated with capital leases was $0.2 million, $0.4 million and $0.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Senior Notes

        Senior Notes consisted of the following as of December 31:

	2003	2002
	(in thousands)
Series A notes payable, interest at 8.75% per annum, interest payable semi-annually, principal payable annually commencing October 30, 2004, maturing October 30, 2008, unsecured	$60,000	$60,000
Series B notes payable, interest at 9.15% per annum, interest payable semi-annually, principal payable annually commencing October 30, 2005, maturing October 30, 2011, unsecured	15,000	15,000

	$75,000	$75,000

        The future principal amounts due for the Senior Notes are as follows (in thousands):

2004	$12,000
2005	14,143
2006	14,143
2007	14,143
2008	14,143
Thereafter	6,428

$75,000

        A significant restrictive covenant under the Senior Notes requires the Company to maintain a minimum fixed charge coverage ratio as defined in the agreement. The Senior Notes are securitized with a majority of the Company's domestic assets. Additionally, in the event the Senior Notes were to be repaid in full prior to maturity, the Company would have to remit a "make-whole" payment as defined in the agreement to the holders of the Senior Notes. As of December 31, 2003, the make-whole payment is approximately $9.2 million. The Senior Notes are guaranteed by all of the Company's subsidiaries.

Long-Term Debt

        As of December 31, 2003 and 2002, other long-term debt consisted of the following notes:

	2003	2002
	(in thousands)
Note payable, interest at 8% per annum, principal and interest payable monthly, maturing May 2010, unsecured	$299	330
Note payable, interest at 8% per annum, principal and interest payable quarterly, maturing April 2003, unsecured	—	100
Note payable, interest at 7% per annum, principal and interest payable monthly, maturing May 2004, unsecured	69	135
Other notes payable	1,392	1,871

	1,760	2,436
Less—current portion	(1,492)	(1,376)

	$268	$1,060

        Annual maturities of other long-term debt are as follows (in thousands):

Year ended December 31,
2004	$1,492
2005	45
2006	43
2007	47
2008	51
Thereafter	82

$1,760

Revolving Line of Credit

        The Company's Revolver is with a syndicate of five banks. Under the terms of the Revolver, the Company may borrow up to $85.0 million with the ability to increase the borrowing limit by an additional $50.0 million subject to lender approval, within three years from the October 2002 closing date of the Revolver. The Revolver matures on December 28, 2006, at which time a balloon payment for the principal amount is due; however, there is no penalty for early prepayment. The Revolver bears interest at a variable rate based on LIBOR. The interest rate will also vary based on the Company's leverage ratios as defined in the agreement. At December 31, 2003, the interest rate was 3.15% per annum with $39.0 million drawn under the Revolver. The Revolver is guaranteed by all of the Company's domestic subsidiaries and is secured by a majority of the Company's domestic assets. A significant restrictive covenant under the Revolver requires the Company to maintain a minimum fixed charge coverage ratio as defined in the agreement. The Revolver also limits the amount of share repurchases and prohibits payment of cash dividends.

        The Revolver and Senior Notes each contain provisions whereby a default under either agreement results in a cross-default in the other agreement. Further, the Revolver and Senior Notes are subject to an 'inter-creditor' agreement, which includes the allocation methodology by which the proceeds would be distributed to the Revolver lenders and Senior Notes lenders in the event of default, and subsequent liquidation.

        As a result of lower than anticipated financial performance in the first quarter 2004, management is currently forecasting that the Company will be in violation of certain financial covenants in the Revolver and Senior Note agreements as of March 31, 2004. The Company is pursuing several alternatives to address the violation should it indeed not operate within the covenants, including obtaining waivers or amendments to the debt agreements, paying off all or a portion of the outstanding debt agreements and obtaining new financing.

        Obtaining waivers or amendments to the existing debt agreements may result in amendment fees and higher annual interest expense, as well as additional or stricter financial covenants. There is no assurance the Company will be successful in obtaining waivers or amendments, or maintaining compliance with financial covenants in the future.

        The Company's Spanish subsidiary has a factoring line of credit for $13.5 million (EUR 10.7 million) and $8.4 million and $2.6 million was outstanding as of December 31, 2003 and 2002, respectively. The Company's Brazilian subsidiary has a factoring line of credit for $0.7 million (R1.9 million) and $0.2 million and $0.0 million was outstanding as of December 31, 2003 and 2002, respectively. The Company's Brazilian subsidiary has a bank line of credit for $0.4 million (R1.2 million), and $0.4 million and $0.2 million was outstanding as of December 31, 2003 and 2002, respectively.

NOTE 5: INCOME TAXES

        The components of loss before income taxes are as follows for the years ended December 31 (in thousands):

	2003	2002	2001
Domestic	$(7,630)	$(1,168)	$(53,805)
Foreign	3,642	(2,440)	52,054

Total	$(3,988)	$(3,608)	$(1,751)

        The components of the provision (benefit) for income taxes are as follows for the years ended December 31 (in thousands):

	2003	2002	2001
Current provision:
Federal	$6,709	$(6,241)	$(12,550)
State	872	(844)	(2,051)
Foreign	9,909	21,908	23,926

	17,489	14,823	9,325

Deferred provision:
Federal	25,426	(10,932)	(6,687)
State	3,305	(1,306)	(842)
Foreign	(9,002)	(979)	(1,622)

	19,729	(13,217)	(9,151)

	$37,218	$1,606	$174

        The following reconciles the Company's effective tax rate to the federal statutory rate for the years ended December 31 (in thousands):

	2003	2002	2001
Income tax (benefit) expense per federal statutory rate	$(1,396)	$(1,263)	$(613)
State income taxes, net of federal deduction	2,032	(1,456)	(94)
Valuation allowance	29,938	2,800	—
Foreign income taxed at different rate	878	867	2,714
Loss on equity investment	4,617	—	—
Write down of property, plant and equipment	2,277	—	—
Foreign adjustments	(2,157)	—	—
Other	1,029	658	(1,833)

	$37,218	$1,606	$174

        The Company's deferred income tax assets and liabilities are summarized as follows as of December 31 (in thousands):

	2003	2002
Current deferred tax assets:
Allowance for doubtful accounts	$1,057	$2,865
Vacation accrual	1,791	3,002
Compensation	2,622	1,901
Insurance reserves	1,073	793
Accrued restructuring charges	314	1,744
Accrued sales tax	1,431	—
Deferred revenue	3,084	—
Other	2,218	1,328

	13,590	11,633
Long-term deferred tax assets:
Depreciation and amortization	14,119	12,231
Other than temporary loss on equity investment	—	7,440
Deferred revenue	—	7,546
Deferred costs	1,314	—
Unrealized losses on securities and derivatives	—	2,208
Lease write down	418	677
Net operating losses	17,646	—
Percepta warrant amortization	1,194	—
Long-term accrued liabilities	1,367
Other	1,647	—

	37,705	30,102
Current deferred tax liability:
Other	(246)	—
Long-term deferred tax liability:
Capitalized software	(5,650)	(5,652)
Depreciation and amortization	—	(466)
Severance accrual	(3,569)	(4,059)
Unrealized losses on securities/derivatives	(1,703)	—
Other	(118)	(58)

	(11,040)	(10,235)
Federal tax credits	1,700	—
Valuation allowance	(32,738)	(2,800)

Total	$8,971	$28,700

        As of December 31, 2003, after consideration of all tax loss and tax credit carryback opportunities, the Company had net operating loss carryforwards expiring as follows (in thousands):

	Foreign	Domestic	Total
2005-2006	$1,230	$—	$1,230
2007	5,295	—	5,295
2008-2011	4,020	—	4,020
2013	8,389	—	8,389
2016	7,186	—	7,186
2017	4,658	—	4,658
2020	—	3,709	3,709
2021	—	1,343	1,343
2023	—	8,358	8,358
No expiration	1,407	—	1,407
No expiration/limited*	4,465	—	4,465

Total	$36,650	$13,410	$50,060

*
No carryback; indefinite carryforward but limited to 30% of current year taxable income.

        As of December 31, 2003, the Company also had tax credit carryforwards expiring as follows (in thousands):

2021	$350
2022	674
2023	676

Total	$1,700

        During 2002, the Company established a valuation allowance of $2.8 million for certain deferred tax assets in its international Customer Care segment. The changes to the valuation allowance during 2003 were (in thousands):

Net deferred tax assets, U.S. tax return	$23,992
Net deferred tax assets, Spanish net operating losses	2,396
Net deferred tax assets, Brazil	1,887
Other	1,663

Total change to valuation allowance, 2003	$29,938

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

        SFAS 109 provides for the weighing of positive and negative evidence in determining whether it is more likely than not that a deferred tax asset is recoverable. The Company also prepared a forecast of future taxable income, including domestic and international operating results and the reversal of existing temporary differences between income recognized under generally accepted accounting principles and income for federal income tax reporting purposes. Relevant accounting guidance suggests that a recent history of cumulative losses constitutes significant negative evidence, and that future expectations about taxable income are overshadowed by such recent losses. Accordingly, the expectations of future taxable income would generally be limited to no more than two or three years for generating sufficient income to recover deferred tax assets. Based on the Company's evaluation of positive and negative evidence, along with forecasted taxable income (loss) over the next two to three years, management determined to increase the valuation allowance by $29.9 million.

        During 2003, the Company determined that the Spanish statutory general ledger was not properly converted as a result of a general ledger system implementation in Spain, which occurred during the fourth quarter of 2002. As a result, Spain's deferred tax asset balance was understated. During the fourth quarter of 2002, the Company determined the need to establish a valuation allowance for all of Spain's deferred tax assets that arose prior to a certain date. However, because of the error, the Company unintentionally did not record sufficient valuation allowance during 2002. Accordingly, the Company recorded approximately $2.4 million of additional tax expense in the accompanying Consolidated Statements of Operations to increase its deferred tax valuation allowance. Management does not consider this activity material to any prior period previously reported.

        In the fourth quarter of 2003, management completed an analysis of the recoverability of the Company's deferred tax assets in Brazil. Based upon an evaluation of positive and negative evidence, along with forecasted taxable income (loss) over the next three years, management determined to establish a valuation allowance of $1.9 million.

        Also, the Company wrote off $4.6 million of a deferred tax asset representing the stock investment in enhansiv holdings, inc. ("EHI") because it was determined this loss could not be realized for tax purposes.

        During 2003, the Company completed a global reconciliation of its tax assets and liabilities. As a result, the Company wrote down its cumulative book-tax differences by $6.5 million ($2.3 million tax effected) related to fixed assets and recorded cumulative book-tax differences in certain foreign locations of $6.2 million ($2.2 million tax effected).

NOTE 6: EMPLOYEE BENEFIT PLAN

        The Company has a 401(k) profit-sharing plan that allows participation by employees who have completed six months of service, as defined, and are 21 or older. Participants may defer up to 15% of their gross pay up to a maximum limit determined by law. Participants are also eligible for a matching contribution by the Company of 50% of the first 6% of compensation a participant contributes to the plan. Participants vest in matching contributions over a four-year period. Company matching contributions to the 401(k) plan totaled $1.3 million, $2.0 million and $2.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. Effective August 15, 2003, the Company match is discretionary.

NOTE 7: STOCK COMPENSATION PLANS

        The Company adopted a stock option plan during 1995 (the "1995 Option Plan") and amended and restated the plan in January 1996 for directors, officers, employees, consultants and independent contractors. The 1995 Option Plan reserved 7.0 million shares of common stock and permits the award of incentive stock options, non-qualified options, stock appreciation rights and restricted stock. Outstanding options vest over a three- to five-year period and are exercisable for 10 years from the date of grant.

        In January 1996, the Company adopted a stock option plan for non-employee directors (the "Director Plan"), covering 750,000 shares of common stock. All options were granted at fair market value at the date of grant. Options vested as of the date of the option but were not exercisable until six months after the option date. Options granted are exercisable for 10 years from the date of grant unless a participant is terminated for cause or one year after a participant's death. The Director Plan had options to purchase 454,250, 472,250 and 472,250 shares outstanding at December 31, 2003, 2002 and 2001, respectively. In May 2000, the Company terminated future grants under the Director Plan. From that point on, directors received options under the Company's 1999 Stock Option and Incentive Plan.

        In July 1996, the Company adopted an employee stock purchase plan (the "ESPP"). Pursuant to the ESPP, as amended, an aggregate of 1,000,000 shares of common stock of the Company was available for issuance under the ESPP. Employees were eligible to participate in the ESPP after three months of service. The price per share purchased in any offering period is equal to the lesser of 85% of the fair market value of the common stock on the first day of the offering period or on the purchase date. The offering periods have a term of six months. Stock purchased under the plan for the years ended December 31, 2003, 2002 and 2001 were $0.9 million, $1.9 million and $1.8 million, respectively.

        In February 1999, the Company adopted the TeleTech Holdings, Inc. 1999 Stock Option and Incentive Plan (the "1999 Option Plan"). The purpose of the 1999 Option Plan is to enable the Company to continue to (a) attract and retain high quality directors, officers, employees and potential employees, consultants and independent contractors of the Company or any of its subsidiaries; (b) motivate such persons to promote the long-term success of the business of the Company and its subsidiaries and (c) induce employees of companies that are acquired by TeleTech to accept employment with TeleTech following such an acquisition. The 1999 Option Plan supplements the 1995 Option Plan. An aggregate of 14 million shares of common stock has been reserved for issuance under the 1999 Option Plan, which permits the award of incentive stock options, non-qualified stock options, stock appreciation rights and shares of restricted common stock. As previously discussed, the 1999 Option Plan also provides annual stock option grants to Directors. Outstanding options generally vest over a period of four to five years and are exercisable for ten years from the date of grant.

        A summary of the status of the Company's stock option plans for the three years ended December 31, 2003, together with changes during each of the years then ended, is presented in the following table:

	Shares	Weighted Average Price Per Share
Outstanding, December 31, 2000	13,742,764	$15.11
Grants	3,207,610	$8.13
Exercises	(1,784,082)	$4.36
Forfeitures	(4,292,508)	$17.62

Outstanding, December 31, 2001	10,873,784	$13.83
Grants	2,991,400	$10.79
Exercises	(609,247)	$6.20
Forfeitures	(1,350,671)	$17.76

Outstanding, December 31, 2002	11,905,266	$13.01
Grants	1,921,100	$4.95
Exercises	(618,831)	$5.75
Forfeitures	(3,974,652)	$15.01

Outstanding, December 31, 2003	9,232,883	$10.96

Options exercisable at year end:
2003	5,436,099	$12.27
2002	5,767,636	$13.09
2001	4,325,846	$12.97
Weighted average fair value of options granted during the year:
2003		$3.50
2002		$7.64
2001		$5.58

        The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives at December 31, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Number of Shares Exercisable	Weighted Average Exercise Price
$ 0.63 - $ 3.98	270,332	$1.95	3.2	225,338	$1.59
$ 4.02 - $ 8.00	4,482,122	$6.11	7.7	2,077,720	$6.45
$ 8.04 - $12.00	2,573,937	$10.88	6.7	1,676,840	$10.65
$12.10 - $15.94	576,349	$13.50	5.9	416,593	$13.56
$16.19 - $20.00	207,816	$17.89	5.8	144,473	$17.98
$20.44 - $23.94	48,611	$20.65	6.9	33,659	$20.62
$24.06 - $28.00	210,750	$25.16	4.8	183,150	$25.14
$28.06 - $32.00	671,466	$30.87	6.1	533,851	$30.93
$32.38 - $36.00	154,250	$34.00	5.3	118,425	$33.89
$36.88 - $40.00	37,250	$38.69	6.0	26,050	$38.78

	9,232,883			5,436,099

NOTE 8: RELATED PARTY TRANSACTIONS

        The Company has entered into agreements pursuant to which Avion, LLC ("Avion") and AirMax, LLC ("AirMax") provide certain aviation flight services to and as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chief Executive Officer and Chairman of the Board of the Company, has a direct 100% beneficial ownership interest in Avion. During 2003, 2002, and 2001 the Company paid an aggregate of $1.0 million, $1.8 million, and $0.7 million, respectively, to Avion for services provided to the Company. Mr. Tuchman also purchases services from AirMax and from time to time provides short-term loans to AirMax. During 2003, 2002, and 2001 the Company paid to AirMax an aggregate of $0.8 million, $1.0 million, and $0.5 million, respectively, for services provided to the Company. The Audit Committee of the Board of Directors reviews these transactions quarterly and believes that the fees charged by Avion and AirMax are at fair market value.

        In the fourth quarter of 2000, the Company and its enhansiv subsidiary executed a transaction, whereby the Company transferred all of its shares of common stock of enhansiv, inc., a Colorado corporation ("enhansiv"), to enhansiv holdings, inc., a Delaware corporation ("EHI") in exchange for Series A Convertible Preferred Stock of EHI. EHI was developing a centralized, open architecture, customer management platform that incorporates a contact management database across all customer contact channels. The Company believed that the EHI technology would allow it to move to a more centralized technology platform, allowing it to provide more cost effective solutions in a more timely manner. As part of the transaction, EHI sold shares of common stock to a group of investors. These shares represented 100% of the existing common shares of EHI, which in turn owned 100% of the common shares of enhansiv. In addition, the Company received an option to purchase approximately

95% of the common stock of EHI. The Company also agreed to make available to EHI a convertible $7.0 million line of credit, which was fully drawn in the second quarter of 2001.

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

        In June 2001, the Company entered into another EHI transaction whereby the Company agreed to fund an additional $5.0 million for certain development activities in exchange for a licensing agreement and the right to convert this additional investment into Series B Preferred Stock that is convertible at the option of the Company into EHI's common stock. The Company funded $4.8 million of this additional commitment.

        As a preferred stockholder, the Company accounted for its investment in EHI under the equity method of accounting. Accordingly, the Company recorded all of EHI's losses in excess of the value of all subordinate equity investments in EHI (common stock). The Company began recording EHI losses during the second quarter of 2001 and continued to do so through May 31, 2002. These losses totaled $3.6 million and $7.7 million for the years ended December 31, 2002 and 2001, respectively, and are included as a separate line item in other income (expense) in the accompanying Consolidated Statements of Operations. During 2000, the Company did not record any losses from EHI subsequent to the sale of common stock.

        On May 31, 2002, Mr. Tuchman transferred his 55% ownership of EHI's common stock to the Company and received no consideration in return. The Company placed nominal value on this transaction based on a third-party appraisal. As a result, the Company began consolidating the results of EHI effective June 1, 2002. During the fourth quarter of 2002, the Company purchased the remaining common stock of EHI held by the outside shareholders for approximately $2.3 million. The Company expensed the consideration paid based on the above mentioned third-party appraisal. The loss on this transaction is reflected in other expense in the accompanying Consolidated Statements of Operations for the year ended December 31, 2002. Notwithstanding the appraised valuation of the shares acquired, the Company places value on retaining the intellectual property that justified the payment of the purchase price. As a result of this transaction, the Company now owns 100% of EHI, which was merged into the Company in the fourth quarter of 2003.

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

        During 2000 and 2001, the Company loaned an officer $1.0 million. The officer is no longer with the Company, and a security agreement and payment plan are in place. The loan has an annual interest rate of 8% and is secured by all bonus payments made from future employee arrangements, proceeds from sale of Company stock, proceeds from the sale of shares from future employee arrangements and any severance payments. As of December 31, 2003 and 2002 the loan had an outstanding balance of approximately $0.6 million and $0.9 million, respectively. This loan is included in other assets in the accompanying Consolidated Balance Sheets.

        During 2002 and 2001, the Company utilized the services of Korn Ferry International ("KFI") for executive search projects. James Barlett, Vice Chairman and a director of the Company is a director of KFI. During the years ended December 31, 2003, 2002, and 2001, the Company paid $1.1 million, $0.7 million, and $0.3 million, respectively, to KFI for executive search services.

        During 2001, the Company purchased cable and wiring materials from Anixter International, Inc. Rod Dammeyer, a director of the Company at that time, served as Vice Chairman and a director for Anixter International, Inc. until February 2001. During the year ended December 31, 2001, the Company paid $0.1 million to Anixter International, Inc.

NOTE 9: ACQUISITIONS

        On September 1, 2003, the Company acquired all the shares of a company in Brazil, which held contracts with a large customer and had a trained workforce, for cash of approximately $1.9 million. Variable installment payments will be paid quarterly over three years based upon specified percentages of revenue earned through those contracts. These variable installment payments are estimated to aggregate to $3.6 million.

NOTE 10: FORD JOINT VENTURE

        During the first quarter of 2000, the Company and Ford Motor Company ("Ford") formed Percepta, a joint venture. Percepta was formed to provide global customer management solutions for Ford and other automotive companies. Percepta is currently providing such services in the United States, Canada, Australia and Scotland. The Company owns 55% and Ford owns 45% and each joint venture partner shares in the profits, dividends and any distributions of assets in accordance with its ownership percentage.

        In connection with this formation, the Company issued stock purchase warrants to Ford entitling Ford to purchase 750,000 shares of TeleTech common stock for $12.47 per share. These warrants were valued at $5.1 million using the Black-Scholes Option model. The warrants expire on December 31, 2005.

        Ford has the right to earn additional warrants based upon Percepta's achievement of certain revenue thresholds through 2004. Such thresholds were not achieved for the years 2000 through 2003.

The number of warrants to be issued is subject to a formula based upon the profitability of Percepta, among other factors. The exercise price of any warrants issued under the agreement will be a 5% premium over the Company's stock price at the date the warrants are issued.

        Under the joint venture operating agreement, the Company has the right to require Ford to purchase its interest in Percepta at fair market value at any time after December 31, 2004. Ford also has the right to require the Company to sell its interest in Percepta at fair market value at any time after December 31, 2004. The net book value of Percepta as of December 31, 2003 is approximately $12.0 million. For the year ended December 31, 2003, Percepta reported revenue and income from operations of $92.0 million and $6.1 million, respectively.

NOTE 11: ASSET DISPOSITIONS

        In March 2000, the Company and State Street Bank and Trust Company ("State Street") entered into a lease agreement whereby State Street acquired 12 acres of land in Arapahoe County, Colorado for the purpose of constructing a new corporate headquarters for the Company (the "Planned Headquarters Building"). Subsequently, management of the Company decided to terminate the lease agreement as it was determined that the Planned Headquarters Building would be unable to accommodate the Company's anticipated growth. In 2000, the Company recorded a $9.0 million loss on the expected termination of the lease. In addition, the Company incurred $2.2 million of capital expenditures related to the Planned Headquarters Building.

        In March 2001, as part of the lease termination, the Company acquired the Planned Headquarters Building being constructed on its behalf for approximately $15.0 million and incurred $10.6 million of capital expenditures to complete construction of the building during 2001. During the second quarter of 2001, after receiving various offers for the Planned Headquarters Building that were less than the estimated completed cost, the Company determined that the fair value of the building, less the cost to complete and sell, exceeded the carrying amount by $7.0 million. Accordingly, the Company recorded a loss on real estate held for sale of $7.0 million, which is included in the accompanying consolidated statements of operations. In October 2001, the Company completed and sold the Planned Headquarters Building to a third party receiving net proceeds of approximately $11.8 million.

        In March 2001, the Company shut down its Digital Creators subsidiary. The Company closed the subsidiary because of weak operating performance. It was more cost effective to close the operation than to seek a buyer. There was no significant loss associated with the disposal of this business as the majority of assets and people were absorbed by the Company.

NOTE 12: IMPAIRMENT LOSS

        During 2003, the Company determined that two of its CMCs would not generate sufficient undiscounted cash flows to recover the net book value of its assets. During the second quarter of 2003, management determined to close the Kansas City, Kansas center upon expiration of the work being performed for the United States Postal Service ("USPS"). Accordingly, the projection for that location indicated that an impairment existed. Additionally, the Company determined that an impairment existed for its Mexico City location. As a result, the Company's North American and International

Customer Care segments recorded charges of approximately $4.0 million and $3.0 million, respectively to reduce the net book value of their long-lived assets to estimated fair market value.

        During 2002, the Company determined that impairments existed in five CMCs. Accordingly, the Company's North American and International Customer Care segments recorded impairment charges of $16.7 million and $16.1 million, respectively, to write down the assets of those centers to their estimated fair market value.

NOTE 13: RESTRUCTURING CHARGES

        During the year ended December 31, 2003, the North American Customer Care segment recorded restructuring charges of approximately $1.6 million related to the closure of its Kansas City, Kansas facility being used to serve the USPS. These charges consisted primarily of the recording of the remaining lease liability along with severance payments. In addition, the Company's North American Customer Care segment recorded a charge of $0.4 million for severance and termination benefits for 591 employees at a managed center that was shut down in March 2003. The Company's North American Customer Care, International Customer Care and Database Marketing and Consulting segments also recorded approximately $1.3 million, $2.2 million, and $0.1 million, respectively, during the year ended December 31, 2003 for other severance and termination benefits related to the termination of 102, 203 and 13 administrative employees, respectively. The Company reversed approximately $1.9 million of excess accruals related to 2002 restructurings. The reversal of excess accruals has been offset against the restructuring expense in the accompanying Consolidated Statements of Operations.

        During 2002, the Company's corporate and North American Customer Care segments recorded restructuring charges associated with the termination of approximately 400 administrative employees and the impairment of a property lease totaling approximately $7.3 million and $0.9 million, respectively. Additionally, the Company's international Customer Care segment recorded a loss on the closure of CMCs in Spain and Canada of approximately $1.2 million. These charges are reflected on separate line items in the accompanying Consolidated Statements of Operations.

        During 2001, the Company recorded a $7.7 million loss in its North American Customer Care segment on the closure of a CMC located in Thornton, Colorado, consisting of future rent and occupancy costs and loss on disposal of assets, which is reflected as a separate line item in the accompanying Consolidated Statements of Operations.

        During 2001, the Company implemented certain cost cutting measures. In connection with these actions, the Company recorded $18.5 million of charges for severance and other termination benefits related to a reduction in force of approximately 500 employees, which are reflected as a separate line item in the accompanying Consolidated Statements of Operations.

        A rollforward of the activity in the above mentioned restructuring accruals for the years ended December 31, 2003 and 2002 follows (in thousands):

	Closure of CMCs	Reduction in Force	Total
Balances, December 31, 2000	$475	$—	$475
Expense	7,733	18,515	26,248
Payments	(4,679)	(15,883)	(20,562)

Balances, December 31, 2001	3,529	2,632	6,161
Expense	1,213	8,243	9,456
Write down of assets	(1,201)	—	(1,201)
Payments	(1,360)	(4,147)	(5,507)

Balances, December 31, 2002	2,181	6,728	8,909
Expense	1,936	3,692	5,628
Payments	(2,116)	(8,010)	(10,126)
Reversals	(798)	(1,154)	(1,952)

Balances, December 31, 2003	$1,203	$1,256	$2,459

        The restructuring accrual is included in other accrued expenses in the accompanying Consolidated Balance Sheets.

NOTE 14: COMMITMENTS AND CONTINGENCIES

        Leases.    The Company has various operating leases for equipment, CMCs and office space, which generally contain renewal options. Rent expense under operating leases was approximately $31.2 million, $33.3 million and $31.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. Certain operating lease agreements contain residual value guarantee clauses that, if paid, would not have a significant impact on the Company's cash position or operating results.

        In December 2000, the Company and State Street consummated a lease transaction for the Company's new corporate headquarters, whereby State Street acquired the property at 9197 South Peoria Street, Englewood, Colorado (the "Property"). Simultaneously, State Street leased the Property to TeleTech Services Corporation ("TSC"), a wholly owned subsidiary of the Company. As part of the transaction, State Street formed a special purpose entity to purchase the Property and hold the associated debt and equity from a group of banks. The debt held by this entity was approximately $37.0 million at December 31, 2002. In February, 2003, the Company purchased the Property from State Street for $38.2 million using proceeds from the Revolver.

        The future minimum rental payments required under non-cancelable operating leases as of December 31, 2003 are as follows (in thousands):

Year ended December 31,
2004	$32,072
2005	22,989
2006	19,092
2007	16,089
2008	12,655
Thereafter	64,917

$167,814

        Under an aircraft lease, the Company guarantees a residual value at the end of a lease (2007) not to exceed $1.6 million. The Company currently cannot anticipate how much, if any, it might owe under this agreement at the end of the lease.

        Purchase Commitments.    Effective December 15, 2003, the Company entered into a forty-two month telecommunication services agreement (the "Services Agreement") with a major telecommunications company (the "Telecomm Company") with a minimum purchase commitment of $17.0 million. The Services Agreement specifies that, if by January 1, 2005, the Telecomm Company has not awarded the Company 1,000 full-time equivalent seats and a twenty-four month commitment, the Company may terminate the Services Agreement without liability. In the event that the Services Agreement is terminated by the Company without cause or by the Telecomm Company for cause, the Company will be required to pay an amount equal to the difference between the Minimum Commitment and the actual services purchased during the life of the Services Agreement. Although no assurances can be given, management believes that the Company's telecommunication service requirements will be sufficient to meet the Minimum Commitment amount.

        Effective December 2003, the Company entered into a thirty month initial period contract with another telecommunications company with a minimum purchase commitment of $6.0 million. If the Company terminates the contract during the initial period, a penalty of up to 50% of the minimum purchase commitment will be assessed. If, during the initial period, the telecommunications company terminates or significantly reduces volumes under a Master Service Agreement signed with the Company on June 29, 2001, a penalty of 5% of the remaining minimum purchase commitment can be assessed.

        Legal Proceedings.    From time to time, the Company may be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, it is management's opinion that the disposition or ultimate determination of such claims or lawsuits will not have a material adverse effect on the Company.

        Sales and Use Taxes.    The Company has received inquiries from several states regarding the applicability of sales or use taxes on its services primarily provided by the Database Marketing and

Consulting segment. Management is working with the inquiring states to determine what liability exists, if any, in each respective state. In addition to the inquiring states, the Company has initiated a self-assessment to determine whether sales or use taxes are applicable in each state in which the Database Marketing and Consulting segment does business. Sales and use tax laws are complex and vary by state. Management has determined that sales or use tax applies in certain states to its products and services of the Database Marketing and Consulting segment. While management cannot quantify the ultimate liability that will be owed, it has recorded approximately $3.6 million of use tax expense for what it believes to be the minimum liability that will be owed, net of receipts from customers. As the Company progresses in its assessment and dealings with the various states, management will update this estimated liability and record charges to operations, if any, when such amounts become both probable and reasonably estimable. At this time, management does not expect the outcome to have a material adverse effect on the Company's results of operations, financial condition or cash flows.

        In regards to the North American Customer Care segment, management has not determined whether sales or use tax applies to its services. If management determines sales tax does apply, the Company's contracts generally provide for such taxes to be passed on to the client. However, no assurance can be given that the Company would be successful in passing on past or future taxes to its clients, and accordingly, it could impact the Company's future results of operations.

        Guarantees.    The Company's Revolver is guaranteed by all of the Company's domestic subsidiaries. The Senior Notes are guaranteed by all of the Company's subsidiaries. A subsidiary operating lease agreement with $2.7 million remaining to be paid to a bank as of December 31, 2003 is guaranteed by another subsidiary.

        Letters of Credit.    At December 31, 2003 outstanding letters of credit totaled approximately $11.1 million, which primarily guarantees workers' compensation and other insurance related obligations, and facility leases.

NOTE 15: QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except per share data)
Year ended December 31, 2003:
Revenues	$245,789	$239,995	$244,926	$261,630
Income (loss) from operations	6,870	(13,878)	9,124	8,142
Net income (loss)	2,765	(43,700)	2,080	(2,351)
Net income (loss) per common share:
Basic	$0.04	$(0.59)	$0.03	$(0.03)
Diluted	$0.04	$(0.59)	$0.03	$(0.03)
Year ended December 31, 2002:
Revenues	$254,031	$253,685	$251,889	$257,831
Income (loss) from operations	15,300	7,654	10,718	(27,777)
Income (loss) before cumulative effect of change in accounting principle	6,762	3,913	6,217	(22,106)
Net income (loss)	(4,779)	3,913	6,217	(22,106)
Income (loss) before cumulative effect of change in accounting principle per common share:
Basic	$0.09	$0.05	$0.08	$(0.30)
Diluted	$0.09	$0.05	$0.08	$(0.30)
Net income (loss) per common share:
Basic	$(0.06)	$0.05	$0.08	$(0.30)
Diluted	$(0.06)	$0.05	$0.08	$(0.30)
Year ended December 31, 2001:
Revenues	$237,880	$225,211	$222,818	$230,235
Income (loss) from operations	(4,665)	8,324	10,256	17,245
Net income (loss)	(3,866)	(7,368)	2,126	7,183
Net income (loss) per common share:
Basic	$(0.05)	$(0.10)	$0.03	$0.09
Diluted	$(0.05)	$(0.10)	$0.03	$0.09

Net income (loss) per common share may not add exactly to annual totals due to rounding.

        In the fourth quarter of 2003, the Company determined that, based upon lower than expected 2003 operating results, only the contractual minimum required bonuses would be paid. Therefore, the Company reversed the remaining $2.9 million of bonus accruals that had been previously recorded during 2003. In addition, the Company recorded an additional $2.3 million of income tax expense related to prior periods. In the fourth quarter of 2003, management completed an analysis of the recoverability of the Company's deferred tax assets in Brazil. Based upon an evaluation of positive and negative evidence, along with forecasted taxable income (loss) over the next three years, management determined to establish a valuation allowance of $1.9 million. The adoption of EITF 00-21 decreased the Company's 2003 fourth quarter sales and income from operations by $3.3 million and $2.1 million, respectively.

        The Company has restated net loss and net loss per common share for the first and fourth quarters of 2002 to properly reflect no tax effect on the cumulative effect of change in accounting principle recorded in the first quarter of 2002. Upon adoption of SFAS No. 142 on January 1, 2002, the Company recorded a loss on transition of $11.5 million, which it tax effected in its Form 10-Q for the three months ended March 31, 2002. The Company believed that the goodwill would eventually be deducted for tax purposes, but later came of the opinion that the realizability of the future benefit was uncertain. As a result, in the fourth quarter of 2002, the Company wrote off the deferred tax asset associated with the adoption of SFAS No. 142 that had been created in the first quarter of 2002. The financial data above reflects this activity as if the tax benefit was never recorded. The Company did not file amended 10-Q's for the previous quarters of 2002 as there was no impact to income before cumulative effect of change in accounting principle, which the Company believes its shareholders used to analyze the Company's 2002 profitability, and the balance sheet impact of $4.0 million was immaterial to consolidated total assets in any given quarter.

QuickLinks

PART I
  Item 1. Business .
  Item 2. Properties .
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders .
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters .
  Item 6. Selected Financial Data .
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Disclosure Controls and Procedures.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Party Transactions.
  Item 14. Principal Accountants Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF TELETECH HOLDINGS, INC.
REPORT OF INDEPENDENT AUDITOR
Report of Independent Public Accountants
TELETECH HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Amounts in thousands except share amounts)
TELETECH HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in thousands except per share data)
TELETECH HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands)
TELETECH HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.) (Amounts in thousands)
TELETECH HOLDINGS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements For the Years Ended December 31, 2003, 2002 and 2001