Form 10-Q
period 2004-03-31
TELETECH HOLDINGS INC
filed 2004-05-06
CIK 1013880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-11919

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

     Common Stock, par value $.01 per share outstanding at May 3, 2004 74,501,560

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

Item 1.

CONDENSED CONSOLIDATED BALANCE SHEETS

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share amounts)

	March 31,	December 31,
ASSETS	2004	2003
CURRENT ASSETS:	(unaudited)
Cash and cash equivalents	$146,619	$141,687
Accounts receivable, net	153,392	145,132
Prepaids and other assets	27,819	26,840
Income taxes receivable	2,036	5,243
Deferred tax asset	1,334	647

Total current assets	331,200	319,549
PROPERTY AND EQUIPMENT, net	145,314	148,690
OTHER ASSETS:
Goodwill, net	30,179	30,200
Contract acquisition costs, net	15,526	16,574
Deferred tax asset	8,743	8,835
Other assets	27,798	27,426

Total assets	$558,760	$551,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,878	$22,822
Accrued employee compensation and benefits	58,373	47,668
Other accrued expenses	28,289	27,492
Customer advances and deferred income	9,087	12,314
Current portion of grant advances	—	11,919
Current portion of long-term debt and capital lease obligations	76,616	14,824

Total current liabilities	200,243	137,039

LONG-TERM DEBT, net of current portion:
Capital lease obligations	130	195
Senior Notes	—	63,000
Line of credit	39,000	39,000
Other long-term debt	250	268
Grant advances	7,414	—
Other liabilities	15,605	13,601

Total liabilities	262,642	253,103
MINORITY INTEREST	8,934	9,354
STOCKHOLDERS’ EQUITY:
Stock purchase warrants	5,100	5,100
Common stock; $.01 par value; 150,000,000 shares authorized; 74,501,560 and 75,008,100 shares, respectively, issued and outstanding	745	750
Additional paid-in capital	194,614	196,591
Deferred compensation	(408)	(564)
Notes receivable from stockholder	(81)	(111)
Accumulated other comprehensive loss	(7,817)	(6,371)
Retained earnings	95,031	93,422

Total stockholders’ equity	287,184	288,817

Total liabilities and stockholders’ equity	$558,760	$551,274

The accompanying notes are an integral part of these condensed consolidated balance sheets.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
REVENUE	$266,128	$245,789

OPERATING EXPENSES:
Costs of services	202,412	189,901
Selling, general and administrative expenses	40,967	36,232
Depreciation and amortization	15,982	13,374
Restructuring charges, net	1,842	(588)

Total operating expenses	261,203	238,919

INCOME FROM OPERATIONS	4,925	6,870

OTHER INCOME (EXPENSE):
Interest, net	(2,386)	(1,183)
Other	1,119	(724)

	(1,267)	(1,907)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	3,658	4,963
Provision for income taxes	2,255	1,936

INCOME BEFORE MINORITY INTEREST	1,403	3,027
Minority interest	206	(262)

NET INCOME	$1,609	$2,765

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	75,069	74,117
Diluted	76,524	74,531
NET INCOME PER SHARE:
Basic	$0.02	$0.04
Diluted	$0.02	$0.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,609	$2,765
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,982	13,374
Amortization of acquired contract costs	1,048	1,048
Minority interest	(206)	262
Bad debt expense	404	1,212
Deferred income taxes	(62)	(147)
(Gain) loss on disposal of assets	(18)	321
Changes in assets and liabilities:
Accounts receivable	(8,894)	(16,175)
Prepaids and other assets	384	(4,548)
Accounts payable and accrued expenses	18,812	(9,463)
Customer advances and deferred income	(3,227)	(4,026)

Net cash provided by (used in) operating activities	25,832	(15,377)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,866)	(46,582)
Investment in joint venture	(310)	—
Capitalized software costs	(935)	(1,055)
Purchases of short-term investments	(10)	—
Proceeds from sales of short-term investments	10	—
Other	—	(1,011)

Net cash used in investing activities	(13,111)	(48,648)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	406	39,000
Payments on long-term debt and capital lease obligations	(771)	(1,750)
Payment on grant advances	(5,780)	—
Payments from a minority shareholder	960	—
Payments to a minority shareholder	(900)	(900)
Proceeds from exercise of stock options	3,019	—
Purchases of treasury stock	(5,000)	(65)

Net cash (used in) provided by financing activities	(8,066)	36,285

Effect of exchange rate changes on cash	277	748
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,932	(26,992)
CASH AND CASH EQUIVALENTS, beginning of period	141,687	144,792

CASH AND CASH EQUIVALENTS, end of period	$146,619	$117,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

(1) OVERVIEW AND BASIS OF PRESENTATION

Overview

     TeleTech Holdings, Inc. (“TeleTech” or the “Company”) serves its clients through two primary businesses: (i) Customer Management Services, which provides outsourced customer support and marketing services for a variety of industries via call centers (“customer management centers”, or “CMCs”) in the United States, Argentina, Australia, Brazil, Canada, China, India, Korea, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore, and Spain (“Customer Care”); and (ii) Database Marketing and Consulting, which provides outsourced database management, direct marketing and related customer retention services for automotive dealerships and manufacturers in North America.

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) which, in the opinion of management, are necessary to present fairly the financial position at March 31, 2004, and the results of operations and cash flows of the Company and its subsidiaries for the three months ended March 31, 2004 and 2003. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

     The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain 2003 amounts have been reclassified to conform to the 2004 presentation, principally reclassification of costs from selling, general and administrative expenses to costs of services to better report direct program costs.

(2) SEGMENT INFORMATION

     The Company classifies its business activities into three segments: North American Customer Care, International Customer Care, and Database Marketing and Consulting. These segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus. North American and International Customer Care provide comprehensive customer management services. North American Customer Care consists of customer management services provided to United States’ and Canadian clients while International Customer Care consists of all other countries. Database Marketing and Consulting provides outsourced database management, direct marketing and related customer retention services for automobile dealerships and manufacturers. All intercompany transactions between the reported segments for the periods presented have been eliminated.

     It is a Company strategy to garner additional business through the lower cost opportunities offered by certain international countries. Accordingly, the Company provides services to certain U.S. clients from CMCs in Canada, India, Argentina, Mexico and the Philippines. Under this arrangement, while the U.S. subsidiary invoices and collects from the end client, the U.S. subsidiary also enters into a contract with the foreign subsidiary to reimburse the foreign subsidiary for their costs plus a reasonable profit. As a result, a portion of the profits from these client contracts is recorded in the U.S. while a portion is recorded in the foreign location. For U.S. clients being serviced from Canadian locations, India and the Philippines, which represent the majority of these arrangements, the profits all remain within the North American Customer Care segment. For U.S. clients being serviced from other countries, a portion of the profits is reflected in the International Customer Care segment. For the three months ended March 31, 2004 and 2003, approximately $0.7 million and $0.6 million, respectively, of income from operations in the International Customer Care segment was generated from these arrangements. There are also situations where certain foreign subsidiaries will contract with other foreign subsidiaries to service client contracts. In these situations, while the profits are partially recorded in each country, on a segment basis they are all reflected in the International Customer Care segment.

     In January 2004, the Company adopted the practice of allocating corporate operating expenses to segments based upon estimates of usage of corporate resources through the following methods: an hourly rate applied to services utilized, the segments’ respective pro rata percentage of consolidated costs of services, consolidated full-time equivalents, or consolidated headcount. In prior periods, corporate operating expenses were allocated to segments based upon the segments’ respective pro rata percentage of consolidated revenue. The information for the three months ended March 31, 2003 has been restated to reflect this change.

	Three Months Ended
	March 31,
	2004	2003
Revenue:	(in thousands)
North American Customer Care	$160,084	$164,108
International Customer Care	80,680	52,970
Database Marketing and Consulting	25,364	28,711

Total	$266,128	$245,789

Income (Loss) from Operations:
North American Customer Care	$7,739	$11,778
International Customer Care	(3,994)	(8,188)
Database Marketing and Consulting	1,180	3,280

Total	$4,925	$6,870

	Balance as of
	March 31,	December 31,
	2004	2003
Assets:	(in thousands)
North American Customer Care	$357,944	$346,027
International Customer Care	100,923	108,575
Database Marketing and Consulting	99,893	96,672

Total	$558,760	$551,274

Goodwill, net:
North American Customer Care	$11,446	$11,446
International Customer Care	5,372	5,393
Database Marketing and Consulting	13,361	13,361

Total	$30,179	$30,200

     The following table reflects revenue based on the geographic location in which the services are provided:

	Three Months Ended
	March 31,
	2004	2003
Revenue:	(in thousands)
United States	$129,377	$152,417
Canada	44,866	38,257
Europe	31,610	19,686
Asia Pacific	38,435	23,642
Latin America	21,840	11,787

Total	$266,128	$245,789

(3) COMPREHENSIVE INCOME (LOSS)

     The Company’s comprehensive income for the three months ended March 31, 2004 and 2003 was as follows:

	Three Months Ended
	March 31,
	2004	2003
	(in thousands)
Net income for the period	$1,609	$2,765
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(205)	510
Gain (loss) on hedging instruments	(1,241)	1,276
Other comprehensive income (loss), net of tax	(1,446)	1,786

Comprehensive income	$163	$4,551

     At March 31, 2004, accumulated comprehensive loss consisted of ($9.2) million and $1.4 million of foreign currency translation adjustments and derivatives valuation, respectively. At March 31, 2003, accumulated comprehensive loss consisted of ($23.5) million and ($1.6) million of foreign currency translation adjustments and derivatives valuation, respectively.

(4) EARNINGS (LOSS) PER SHARE

     Basic earnings per share are computed by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding. The impact of any potentially dilutive securities is excluded. Diluted earnings per share are computed by dividing the Company’s net income (loss) by the weighted average number of shares and dilutive potential common shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	March 31,
	2004	2003
	(in thousands)
Shares used in basic per share calculation	75,069	74,117
Effects of dilutive securities:
Stock options	1,355	164
Restricted stock	100	250

Shares used in diluted per share calculation	76,524	74,531

     For the three months ended March 31, 2004, 4.1 million options to purchase shares of common stock were outstanding but not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three months ended March 31, 2003, 10.2 million options to purchase shares of common stock were outstanding but not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The Company has also excluded the impact of outstanding warrants, as the impact was anti-dilutive for all periods presented.

(5) DEBT

     The Company had a revolving line of credit (the “Revolver”) with a syndicate of five banks. See Note 12 for discussion on termination of the Revolver. Under the terms of the Revolver, the Company could borrow up to $85.0 million with the ability to increase the borrowing limit by an additional $50.0 million, subject to lender approval, within three years from the October 2002 closing date of the Revolver. The Revolver matured on December 28, 2006, at which time a balloon payment for the principal amount was due; however, there was no penalty for early prepayment. The Revolver bears interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”). The interest rate also varied based on the Company’s leverage ratios as defined in the agreement. At March 31, 2004, the interest rate was 3.09% per annum with $39.0 million drawn under the Revolver. A significant restrictive covenant under the Revolver required the Company to maintain a minimum fixed charge coverage ratio as defined in the agreement. The Revolver also limited the amount of share repurchases the Company may make and prohibited payment of cash dividends.

     The Company also has outstanding $75.0 million of senior notes (the “Senior Notes”), of which $60.0 million bear interest at a rate of 8.75% per annum and $15.0 million bear interest at a rate of 9.15% per annum. Interest on the Senior Notes is payable semi-annually and the initial principal payment of $12.0 million is due October 2004 with final maturity in October 2011. A significant restrictive covenant under the Senior Notes requires the Company to maintain a minimum fixed charge coverage ratio as defined in the agreement. Additionally, in the event the Senior Notes were to be repaid in full prior to maturity, the Company would have to remit a “make-whole” payment to the holders of the Senior Notes as defined in the agreement, which fluctuates dependent on the current market interest rates. As of March 31, 2004, the make-whole payment was approximately $9.7 million.

     The Revolver and the Senior Notes are guaranteed by all of our domestic subsidiaries and are both secured by a majority of our domestic assets. In addition, the Revolver and Senior Notes each contain provisions whereby a default under either agreement results in a cross-default in the other agreement. Further, the Revolver and Senior Notes are subject to an “inter-creditor” agreement, which includes the allocation methodology by which the proceeds would be distributed to the Revolver lenders and Senior Notes lenders in the event of default, and subsequent liquidation.

     We were in violation of a financial covenant in the Revolver agreement as of March 31, 2004, and obtained a waiver from the lender group on April 29, 2004. See Note 12 – Subsequent Event for information regarding recent financing activities.

(6) GRANT ADVANCES

     From time to time, the Company has received grants from local or state governments as an incentive to locate CMCs in their jurisdictions. The Company’s policy is to account for grant monies received as deferred income and recognize into income (as a reduction of either depreciation or other income) over the life of the grant as it achieves milestones set forth in the grant. Except for the grant discussed below, generally, the Company does not receive funding under the grants until it has met the required milestones.

     In 2001, the Company received a grant from Invest Northern Ireland, f/k/a the Industrial Development Board of Northern Ireland (the “IDB Grant”). Pursuant to the IDB Grant, the Company received approximately $11.9 million in advance of achieving the required milestones. The advance was to be earned by achieving certain milestones related to hiring and retaining employees, capital expenditures and purchasing the facility. The Company has not met all of the required milestones necessary to earn the full amount of the grant. As of December 31, 2003, the Company was not in compliance with certain components of the debt agreement; therefore, it was classified as current on the accompanying Condensed Consolidated Balance Sheets. In March 2004, the Company finalized negotiations on the terms of the IDB Grant so that the milestones can realistically be achieved. In order to induce the IDB into amending the terms of the IDB Grant, the Company agreed to repay $5.8 million of the advanced funds and $1.2 million of back rent in March 2004. As of March 31, 2004, approximately $7.4 million was outstanding under the IDB Grant and if the Company has not met all of the required milestones, the grant is not due until 2011.

(7) INCOME TAXES

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. When circumstances warrant, the Company assesses the likelihood that its net deferred tax assets will more likely than not be recovered from future projected taxable income. Management judgment has been used in forecasting future taxable income.

     Based upon assessments of recoverability of its deferred tax assets made in prior periods, the Company established a valuation allowance of $32.7 million as of March 31, 2004 principally related to its U.S., Spain, Brazil and Argentina tax jurisdictions. The Company has approximately $8.9 million of net deferred tax assets as of March 31, 2004 related to certain international countries whose recoverability is dependent upon future profitability. The Company believes that facts and circumstances indicate a deferred tax valuation allowance for the net deferred tax assets as of March 31, 2004 is not required. The net deferred tax asset for US operations of approximately $1.1 million as of March 31, 2004, is recoverable based upon estimates of future taxable income.

     Tax valuation allowances did not have a significant impact on the provision for income taxes prior to the second quarter of 2003, at which time the largest deferred tax asset valuation allowance was established. Accordingly the effective tax rate of 39% reported for the quarter ended March 31, 2003 represented the customary relationship between income tax expense and pretax accounting income. However, tax valuation allowances have had a material impact on the effective tax rate for the quarter ended March 31, 2004 as shown below:

	Income (Loss)
	Before Income Taxes
	and Minority	Provision for
	Interest	Income Taxes	Effective Tax Rate
Tax jurisdictions with valuation allowances	$(3,002)	$312	—
Tax jurisdictions without valuation allowances	6,660	1,943	29.2%

	$3,658	$2,255	61.6%

     For tax jurisdictions where the Company has recorded tax valuation allowances, the Company does not recognize the benefit of operating losses. However, the Company does recognize state income and franchise taxes and withholding tax related to dividends received from foreign corporations. As such, the Company recorded income tax expense for these jurisdictions even though the jurisdictions reported an operating loss. For tax jurisdictions without valuation allowances, the effective tax rate represents the estimated tax rate in these jurisdictions, which range from 10% to 39%.

(8) STOCK OPTION ACCOUNTING

     The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock options including Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures”. Under APB 25, because the exercise price of the company’s employee stock options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Statement No. 123, “Accounting and Disclosure of Stock-Based Compensation” (“SFAS 123”), establishes an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company elected not to adopt SFAS 123 for expense recognition purposes.

     The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended
	March 31,
	2004	2003
	(in thousands)
Net income as reported	$1,609	$2,765
Pro forma net income	$80	$453
Net income per share:
Basic — as reported	$0.02	$0.04
Diluted — as reported	$0.02	$0.04

Basic — pro forma	$0.00	$0.01
Diluted — pro forma	$0.00	$0.01

(9) DERIVATIVES

     The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in other comprehensive income. SFAS 133 requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset the related results of the hedged item and requires that a Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. Based on the criteria established by SFAS No. 133, all of the Company’s hedges consisting of an interest rate swap, foreign currency options and forward exchange contracts are deemed effective. While the Company expects that its derivative instruments will continue to meet the conditions for hedge accounting, if the hedges did not qualify as highly effective or if the Company did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. The Company does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities, as the counter parties are established, well-capitalized financial institutions.

     At March 31, 2004, the Company had an interest rate swap designated as a cash flow hedge. The Company had a synthetic lease for its headquarters building for which the required lease payments were variable based on LIBOR. In February 2003, the synthetic lease was terminated when the Company purchased the corporate headquarters building, including furniture and fixtures, for the contractual price in the synthetic lease of $38.2 million using proceeds from the revolving line of credit (“Revolver”). The repayment terms under the Revolver are identical to that of the synthetic lease. On December 12, 2000, the Company entered into an interest rate swap in which the Company receives LIBOR and pays fixed rate interest of 6.20%. The swap agreement has a notional amount of approximately $38.2 million and has a six-year term. The purchase of the corporate headquarters building did not cause a termination of the designation of the interest rate swap as a hedge because at inception the Company designated the swap as a hedge of the floating LIBOR which it continues to pay under the Revolver. As of March 31, 2004 and 2003, the Company had a derivative liability associated with this swap of approximately $4.2 million and $5.1 million, respectively, which is reflected in other liabilities in the accompanying condensed consolidated balance sheets. In the event that the Company wanted to terminate the swap, the above mentioned liability would have to be settled with cash and a charge to operations recorded either immediately or over the remaining life of the Revolver. Likewise, if the Company repaid the associated Revolver balance, the balance recorded in other comprehensive loss related to the swap would be recorded over the remaining life of the Revolver. See Note 12 regarding refinancing of the Revolver. The Company has re-designated the swap as a cash flow hedge of the new revolver.

     The Company’s Canadian subsidiary’s functional currency is the Canadian dollar which is used to pay labor and other operating costs in Canada. However, the subsidiary has customer contracts where it is paid in U.S. dollars and the Company has contracted with several commercial banks at no material cost, to acquire, under forward exchange contracts and options, a total of $153.3 million Canadian dollars through March 2006 at a fixed price in U.S. dollars of $110.5 million to hedge its foreign currency risk. During the quarters ended March 31, 2004 and 2003, the Company recorded gains of $1.9 million and $1.0 million, respectively, for settled forward contracts, which are recorded in Costs of Services in the Condensed Consolidated Statements of Operations. As of March 31, 2004 and 2003, the Company had derivative assets of $6.9 million and $3.7 million, respectively, associated with foreign exchange contracts consisting of the fair market value of forward exchange contracts and options outstanding. Included in these derivative assets are premiums paid by the Company as part of obtaining the foreign exchange option contracts. The cost of these premiums is amortized in earnings ratably over the term of the underlying contract.

(10) RESTRUCTURING CHARGES

     During the three months ended March 31, 2004, the Company recognized approximately $1.6 million of termination benefits for approximately 100 employees, across all three segments. In addition, the Company recognized $0.4 million of termination benefits for approximately 500 employees at a center in Topeka, Kansas that closed in April 2004.

     During the three months ended March 31, 2003, the Company accrued and paid $0.4 million of termination benefits for approximately 600 employees at a managed center in Atlanta, Georgia that was closed in March 2003.

     A rollforward of the activity in restructuring accruals is as follows:

	Closure	Reduction in
	of CMCs	Force	Total
	(in thousands)
Balances, December 31, 2002	$2,181	$6,728	$8,909
Expense	1,936	3,692	5,628
Payments	(2,116)	(8,010)	(10,126)
Reversal of unused balances	(798)	(1,154)	(1,952)

Balances, December 31, 2003	1,203	1,256	2,459
Expense	395	1,620	2,015
Payments	(228)	(1,353)	(1,581)
Reversal of unused balances	—	(174)	(174)

Balances, March 31, 2004	$1,370	$1,349	$2,719

     The restructuring accrual is included in Other Accrued Expenses in the accompanying Condensed Consolidated Balance Sheets.

(11) CONTINGENCIES

     Legal Proceedings. From time to time, the Company may be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, the Company accrues for the estimated minimum probable loss for such claims on lawsuits as the liability. Management believes that the disposition or ultimate determination of all such claims or lawsuits will not have a material adverse effect on the Company.

     Sales and Use Taxes. The Company has received inquiries from several states regarding the applicability of sales or use taxes on its services primarily those provided by the Database Marketing and Consulting segment. Management is working with the inquiring states to determine what liability exists, if any, in each respective state. In addition to the inquiring states, the Company has initiated a self-assessment to determine whether sales or use taxes are applicable in each state in which the Database Marketing and Consulting segment does business. Sales and use tax laws are complex and vary by state. Management has determined that sales or use tax applies in certain states to its products and services of the Database Marketing and Consulting segment. While management cannot quantify the ultimate liability that will be owed, it has recorded approximately $3.6 million of use tax expense for what it believes to be the minimum liability that will be owed, net of receipts from customers. As of March 31, 2004, the Company settled with certain states and paid $0.5 million to reduce the accrual to $3.1 million as of March 31, 2004. As the Company progresses in its assessment and dealings with the various states, management will update this estimated liability and record charges to operations, if any, when such amounts become both probable and reasonably estimable. At this time, management does not expect the outcome to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

     In regards to the North American Customer Care segment, management has not determined whether sales or use tax applies to its services in any particular state, but is reviewing the matter. If management determines sales tax does apply, the Company’s contracts generally provide for such taxes to be passed on to clients. However, no assurance can be given that the Company would be successful in passing on past or future taxes to its clients, and accordingly, if such taxes were to apply, it could impact the Company’s future results of operations.

     Guarantees. The Company’s Revolver and Senior Notes are guaranteed by all of the Company’s domestic subsidiaries. An operating lease agreement of a subsidiary with $2.4 million remaining to be paid to a bank as of March 31, 2004 is guaranteed by another subsidiary.

     Letters of credit. At March 31, 2004 outstanding letters of credit totaled approximately $13.3 million, which primarily guarantees workers’ compensation and other insurance related obligations, and facility leases.

(12) SUBSEQUENT EVENT

     In April 2004, the Company began to execute upon a Board approved plan to reduce debt and the associated interest costs and improve financial flexibility by re-aligning the capital structure to better support the Company’s business plans and to benefit from the current interest rate environment. This strategy entails two components. First, to refinance the existing Revolver with a new revolving Credit Facility (“Credit Facility”) that provides more financial and operational flexibility. Second, to de-leverage the balance sheet by prepaying the high cost Senior Notes.

     On May 5, 2004, the Company completed the first stage by restructuring a new secured Credit Facility with a financial institution. The amount of the Credit Facility permits the Company to borrow up to $100 million with an option to increase the size of the facility to a maximum of $150 million (subject to approval by the lenders, at any time up to 90 days prior to the termination of the agreement).

     The Credit Facility, which includes certain customary financial covenants, may be used for general corporate purposes, including refinancing of borrowings under the existing Revolver and Senior Notes, working capital and acquisition financing. The Credit Facility accrues interest at a rate based on either (1) the Prime Rate, defined as the higher of the lender’s prime rate or the Federal Funds Rate plus 0.50%, or (2) LIBOR, at the Company’s option. The interest rate will vary based on the Company’s leverage ratio as defined in the agreement. In addition, a commitment fee will be charged on a quarterly basis on the unused portion of the Credit Facility. The Credit Facility matures May 5, 2007; however, the Company may request a one-year extension of the maturity date, subject to approval by the lenders. The Credit Facility is secured by 100% of the Company’s domestic accounts receivable and a pledge of 65% of capital stock of all the Company’s material foreign subsidiaries, as defined in the agreement. Following prepayment of the Senior Notes, the collateral liens associated with the Senior Notes will be terminated, and liens in favor of the Credit Facility lenders will be issued.

     As a result, the Company expects to borrow approximately $65 million under the new Credit Facility by June 30, 2004, of which, $39 million will continue to be considered a long-term borrowing and $26 million will be considered short-term because management believes the Company will generate sufficient cash flow through operations to retire the other $26 million by March 31, 2005. The anticipated $65 million borrowing under the new Credit Facility and approximately $58 million of cash and cash equivalents will be used to prepay the $75 million outstanding obligations under the Senior Notes, remit the $7.7 million make-

whole payment related to the Senior Notes estimated as of April 30, 2004 (see Note 5), and pay off the $39 million Revolver. The make-whole payment will be recorded as a cash charge to interest expense in the Company’s second quarter 2004 financial results.

     As a result of terminating the former Revolver and the Company’s intent to prepay the Senior Notes, the Company expects to record approximately $1.4 million in non-cash interest expense in the second quarter 2004 to write-off previously capitalized debt issuance costs related to the Revolver and Senior Notes.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. The projections and statements contained in these forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. All statements not based on historical fact are forward-looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, following are important factors that could cause TeleTech’s and its subsidiaries’ actual results to differ materially from those expressed or implied by such forward-looking statements, including: under generally accepted accounting principles, the revenue, expenses and profits associated with the launch of new client agreements may be expensed up front or deferred over the life of the client contract, and, accordingly, the profitability of these agreements may be disproportionately skewed toward later periods; the possibility of our Database Marketing and Consulting segment not returning to its historical levels of profitability; the impact to current and future earnings related to the planned refinancing of the company’s existing debt agreements, including owing a make-whole provision associated with the company’s senior note agreements, among others; economic or political changes affecting the countries in which the Company operates; greater than anticipated competition in the customer care market, causing adverse pricing and more stringent contractual terms; the risks associated with losing one or more significant client relationships; execution risks associated with operating individual client programs to avoid incurring penalties; the renewal of client or vendor relationships on favorable terms; higher than anticipated start-up costs associated with new business opportunities and ventures; the company’s ability to find cost effective locations, obtain favorable lease terms and build or retrofit facilities in a timely and economic manner; risks associated with attracting and retaining cost-effective labor at the Company’s customer management centers; consumers’ concerns or adverse publicity regarding the products of the Company’s clients; the Company’s ability to close new business in 2004 and fill excess capacity; execution risks associated with achieving the original $40 million and the incremental $35 million in annualized cost savings; the possibility of additional asset impairments and restructuring charges; the ultimate liability associated with the amount of past sales or use tax obligations; risks associated with changes in foreign currency exchange rates; changes in accounting policies and practices promulgated by standard setting bodies; and, new legislation or government regulation that impacts the customer care industry. Readers should review the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and other documents filed with the Securities and Exchange Commission (“SEC”). These SEC filings describe in greater detail the items discussed above along with other important factors that may impact the company’s business, results of operations, financial condition and cash flows. The Company assumes no obligation to update its forward-looking statements to reflect actual results or changes in factors affecting such forward-looking statements.

EXECUTIVE OVERVIEW

     We serve our clients through two primary businesses: (i) Customer Management Services, which provides outsourced customer support and marketing services for a variety of industries via call centers (“customer management centers”, or “CMCs”) throughout the world; and (ii) Database Marketing and Consulting. We separate our Customer Management Services business into two segments consistent with our management of the business, which generally reflects the internal financial reporting structure and operating focus. North American Customer Care consists of customer management services provided to United States’ and Canadian clients while International Customer Care consists of clients in all other countries. Database Marketing and Consulting provides outsourced database management, direct marketing and related customer retention services for automobile dealerships and manufacturers. Segment accounting policies are the same as those used in the consolidated financial statements. See Note 2 to the Condensed Consolidated Financial Statements for additional discussion regarding preparation of segment information.

Customer Management Services

     The Customer Management Services segment generates revenue based primarily on the amount of time our representatives devote to a client’s program. We primarily focus on large global corporations in the following industries: Automotive, Communications and Media, Financial Services, Government, Healthcare, Logistics, Retail, Technology and Travel. Revenue is recognized as services are provided. The majority of our revenue is, and we anticipate that the majority of our future revenue will continue to be, from multi-year contracts. However, we do provide some programs on a short-term basis and our operations outside of North America are characterized by shorter-term contracts. Additionally, we typically experience client attrition of approximately 10% to 15% of our revenue each year. Our invoice terms with the majority of our customers are 30 days, excluding longer terms in Europe and prepay arrangements.

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

     The short-term focus of management is to increase revenue by:

•	selling new business to existing customers;

•	continuing to focus sales efforts on large, complex, multi-center opportunities; and

•	differentiating our products and services by developing and offering new products and customized solutions to clients.

     Our ability to enter into new multi-year contracts, particularly large complex opportunities, is dependent upon the macroeconomic environment in general and the specific industry environments in which our customers are operating. A weakening of the U.S. and/or global economy could further lengthen sales cycles or cause delays in closing new business opportunities.

     Our profitability is significantly influenced by our ability to increase capacity utilization in our CMCs, the number of new or expanded programs during a period and our success at managing personnel turnover and employee costs. Managing our costs is critical since we continue to see pricing pressure within our industry. The pricing pressures have been exacerbated by excess capacity and the rapid growth of offshore labor.

     Our profitability is also influenced by the number of new or expanded client programs. As required by the adoption of EITF 00-21 for contracts entered into after July 1, 2003 (see “Critical Accounting Policies” for further discussion), in the event that a client may be billed separately for direct start-up costs, the associated revenue and costs are to be deferred and recognized straight-line over the life of the contract. In the event that a client cannot be billed separately for direct start-up costs, then those start-up costs are to be expensed when incurred. We strive to enter contracts where our clients pay separately for start-up costs as opposed to incorporating them into the ongoing production rate. As a result, our 2004 first quarter revenue and income from operations decreased by $1.7 million and $1.0 million, respectively.

     Our industry is very labor-intensive and the majority of our operating costs relate to wages, costs of employee benefits and employment taxes. An improvement in the local or global economies where our CMCs are located could lead to increased labor-related costs. In addition, our industry experiences high personnel turnover, and the length of training required to implement new programs continues to increase due to increased complexities of our clients’ programs. This may create challenges if we obtain several significant new clients or implement several new, large-scale programs, and need to recruit, hire and train qualified personnel at an accelerated rate.

     Our success in improving our profitability will depend on successful execution of a comprehensive business plan, and will require taking the following steps:

•	increasing sales to absorb unused capacity in existing global CMCs;

•	reducing costs and continued focus on cost controls; and

•	effectively managing our workforce in domestic and international CMCs.

Database Marketing and Consulting

     The Database Marketing and Consulting segment has contracts with over 7,000 automobile dealers representing 12 different brand names. These contracts generally have terms ranging from twelve to twenty-four months. For a few major automotive manufacturers, the automotive manufacturer collects from the individual automobile dealers on our behalf. Our average collection period is 30 days.

     A majority of revenue from this segment is generated utilizing a database and contact engine to target automotive dealership customers and promote service business from a dealership’s own customer base using a combination of email, phone, and direct mail. This segment has experienced year-over-year revenue growth through expansion to additional automobile dealers and additional products. However, due to a combination of factors, both internal and external (such as client renewals and new product launch costs), as previously forecasted, our income (loss) from operations declined materially this quarter as shown on page 22. To offset this decline, we plan to expedite the entry of new products and will continue to look for ways to reduce costs.

     We plan to focus on the following in 2004:

•	continue to increase revenue by expanding our offerings;

•	diversifying our customer base by establishing relations with dealer groups and new automotive manufacturers; and

•	continuing to drive cost reductions through a combination of reductions in force and operational effectiveness.

Overall

     As shown in the Financial Comparison on page 23, we believe we have been successful in improving income from operations related to segment results exclusive of items separately identified on the table. The increase reflected in that table is attributable to a variety of factors such as our multi-phased cost reduction plan, transitioning work on certain clients to lower cost operating centers, and actions taken to improve profit margins or eliminate unprofitable clients, particularly in our International Customer Care segment.

     We implemented a $40 million profit improvement plan nearly one year ago to address known changes in our business and, in particular, the decline in revenue and operating income due to the minimum commitments discussed in Client Concentrations on page 29. We believe this plan enabled us to operate profitably during the first quarter; however, the severance aspect of this plan impacted this quarter’s operating results by approximately $1.6 million pre-tax. As we begin 2004, we are implementing the second phase of our profit improvement plan and a debt reduction plan to improve results as discussed more below. These improvements are expected to be achieved primarily through cost savings in the areas of operations, telecommunications, professional fees, insurance and reduced interest expense associated with a debt reduction plan.

     We have maintained a strong cash position over the last several years and had nearly $147 million of cash and cash equivalents at the end of March 31, 2004. In light of these factors and the opportunity to refinance in today’s market, our Board of Directors approved a plan to structure a new $100 million revolving Credit Facility and to reduce long-term debt by $75 million during the second quarter 2004 (“Refinancing”). The weighted average interest rate on the $75 million Senior Notes was approximately 9 percent. The interest rate under the new Credit Facility is LIBOR-based, plus an applicable margin.

     Beginning in the third quarter 2004, we expect interest expense to decrease once the Senior Notes are repaid, which is estimated to result in annualized net, pretax interest expense savings of approximately $5 million per year. The Refinancing will result in an estimated pre-tax charge either in the second quarter of $9 million, of which approximately $7.7 million is a cash charge related to the Senior Notes make-whole payment discussed further in Liquidity and Capital Resources below and the remaining $1.5 million is a non-cash charge to write-off previously capitalized debt issuance costs. We expect to recoup the $7.7 million up-front charge related to terminating the Senior Notes from the estimated future savings associated with reduced interest expense.

Critical Accounting Policies

     We have identified the policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

     Production Rate — Revenue is recognized based on the billable hours or minutes of each CSR as defined in the client contract. The rate per billable hour or minute is based on a predetermined contractual rate, as agreed in the underlying contract. This contractual rate can fluctuate based on our performance against certain pre-determined criteria related to quality and performance. The impact on the rate is continually updated as revenue is recognized. Additionally, some clients are entitled to charge us penalties due to non-compliance with certain obligations as defined in a client contract. Some clients are contractually required to pay us bonuses when certain criteria are exceeded. Such penalties or bonuses are recorded as a reduction or increase to revenue as incurred based on a measurement of our obligations or receivables under the terms of a client contract.

     Performance-based — Under performance-based arrangements, we are paid by our clients based on achievement of certain levels of sales or other client-determined criteria specified in the client contract. We recognize performance-based revenue by measuring our actual results against the performance criteria specified in the contracts. Amounts collected from clients prior to the performance of services are recorded as deferred revenue.

     We have certain contracts that are billed in advance and, accordingly, amounts billed but not earned under these contracts are excluded from revenue and included in customer advances and deferred income.

     In July 2003, we adopted Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 is effective for all arrangements entered into after the second quarter of 2003. We have determined that EITF 00-21 requires the deferral of revenue for the initial training that occurs upon commencement of a new client contract (“Start-Up Training”) if that training is billed separately to a client. Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are also deferred. In these circumstances, both the training revenue and costs will be amortized straight-line over the life of the client contract. In situations where Start-Up Training is not billed separately, but rather included in the production rates paid by the client over the life of the contract, no deferral is necessary as the revenue is recognized over the life of the contract. If Start-Up Training revenue is not deferred, the associated training expenses are expensed as incurred.

     The following is a summary of the impact of the adoption of EITF 00-21 on the quarter ended March 31, 2004 (in thousands):

		Income from
	Revenue	operations
Deferred due to new business	$(2,213)	$(1,459)
Amortization of prior deferrals	532	412

Net impact this quarter	$(1,681)	$(1,047)

     Income Taxes. We account for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be recovered from future projected taxable income. Management judgment has been used in forecasting future taxable income.

     Based upon assessments of recoverability of our deferred tax assets made in prior periods, we established a tax valuation allowance of $32.7 million as of March 31, 2004 mostly for U.S., Spain, Brazil, and Argentina tax jurisdictions. We have approximately $8.9 million of net deferred tax assets related to certain international countries whose recoverability is dependent upon future profitability. During the fourth quarter of 2003, we reviewed the net deferred tax assets in Mexico of $2.7 million, the majority of which are related to net operating loss carryforwards, to determine whether a valuation allowance was appropriate. We have materially reduced the operating costs in Mexico through reductions in force and other cost cutting measures, added new management, eliminated unprofitable client programs and added what we believe to be more profitable client programs, which increased capacity utilization. Based upon our cash flow projections, we determined it was not appropriate to record a deferred tax valuation allowance for Mexico as of December 31, 2003. We continue to believe that this is appropriate as of March 31, 2004.

     Goodwill. Goodwill is tested for impairment at least annually on reporting unit’s one level below the segment level for the Company. The impairment, if any, is measured based on the estimated fair value of the reporting unit. Fair value can be determined based on discounted cash flows, comparable sales or valuations of other similar businesses. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. Our policy is to test goodwill for impairment in the fourth quarter of each year unless an indicator of impairment arises prior to the fourth quarter.

     The most significant assumptions used in this analysis are those made in estimating future cash flows. In estimating future cash flows, we generally use the financial assumptions in our internal forecasting model such as projected capacity utilization, projected changes in the prices we charge for our services and projected labor costs. We then use a discount rate we consider appropriate for the country where the business unit is providing services. If future actual results prove the assumptions used in performing the impairment test were to be insufficient, the fair value of the reporting units may be significantly lower, causing the carrying value to exceed the fair value and indicating an impairment had occurred. Based on the analysis performed in the fourth quarter of 2003, there was no impairment to the December 31, 2003 goodwill balance of $30.2 million. If projected revenue used in the analysis of goodwill was 10% less than forecast (the projections assumed revenue growth rates ranging from 10% to 26% per annum over a three-year period), there would still be no impairment to goodwill.

     Restructuring Liability. We periodically assess the profitability and utilization of our CMCs along with our overall profitability. In some cases, we have chosen to close under-performing centers and make reductions in force to enhance future profitability. We follow SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of upon commitment to a plan.

     A significant assumption used in determining the amount of estimated liability for closing CMCs is the estimated liability for future lease payments on vacant centers, which we determine based on a third party broker’s assessment of our ability to successfully negotiate early termination agreements with landlords and/or our ability to sublease the premises. If our assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in our Consolidated Statements of Operations. See Note 10 to the Condensed Consolidated Financial Statements for an analysis of activity in the restructuring liability reserve.

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

     For a CMC selected for further review, we estimate the probability-weighted future cash flows from operating the center over its useful life. Significant judgment is involved in projecting future capacity utilization, pricing of services, labor costs and the estimated useful life of the center. Additionally, we do not test CMCs that have been operated for less than two years or those centers that have been impaired within the past two years (the “Two Year Rule”) because we believe a sufficient period of time is needed to establish market presence and build a customer base for such new or modified centers in order to adequately assess recoverability. However, such centers are nonetheless evaluated in case other factors would indicate an impairment in value. For recently impaired centers, we write the assets down to estimated fair market value. If the assumptions used in performing the impairment test prove insufficient, the fair value estimate of the CMCs may be significantly lower, thereby causing the carrying value to exceed fair value and indicating an impairment has occurred.

     No long-lived assets were considered impaired during the quarters ended March 31, 2003 or March 31, 2004.

     A sensitivity analysis of the impairment assuming future revenue was 10% less than projected in the probability-weighted projection scenarios (that had annual revenue growth rates ranging from 6% to 49% based on management expectations and available capacity) and the assumed margins were held constant, an impairment loss of approximately $9.3 million would arise.

     The following table summarizes the most recent sensitivity analysis (dollars in thousands):

			Impairment
	Net		Under
	Book	Number	Sensitivity
	Value	Of CMCs	Test
Tested based on Two Year Rule
Positive cash flow in period	$54,960	35	$—
Negative cash flow in period	$8,717	3	$5,400
Not tested based on Two Year Rule
Positive cash flow in period	$10,761	4	$—
Negative cash flow in period	$15,965	22	$3,900
Total
Positive cash flow in period	$65,721	39	$—
Negative cash flow in period	$24,682	25	$9,300

     Additionally, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” contains a broadened definition of discontinued operations. Under SFAS No. 144, under certain circumstances, closing a center could result in discontinued operations classification, which would result in restating prior period results.

     Estimated Sales and Use Tax Liability. We have received inquiries from several states regarding the applicability of sales or use taxes on our services, primarily provided by our Database Marketing and Consulting segment. We are working with the inquiring states to determine what liability exists, if any, in each respective state. In addition to the inquiring states, we have initiated a self-assessment to determine whether sales or use taxes are applicable in each state in which our Database Marketing and Consulting segment does business. Sales and use tax laws are complex and vary by state. We have determined that sales or use tax applies in certain states to our products and services of our Database Marketing and Consulting segment. While we cannot quantify the ultimate liability that will be owed, we recorded in 2003 approximately $3.6 million of use tax expense for what we believe to be the minimum liability that will be owed, net of receipts from customers. As of March 31, 2004, we settled with certain states and paid $0.5 million to reduce the accrual to $3.1 million as of March 31, 2004. As we progress in our assessment and dealings with the various states, we will update this estimated liability and record charges to operations, if any, when such amounts become both probable and reasonably estimable. At this time, we do not expect the outcome to have a material adverse effect on our results of operations, financial condition or cash flows.

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

     Allowance for Doubtful Accounts. We have established an allowance for doubtful accounts to reserve for uncollectible accounts receivable. Each quarter, management reviews the receivables on an account-by-account basis and assigns a probability of collection. Management judgment is used in assessing the probability of collection. Factors considered in making this judgment are the age of the identified receivable, client financial wherewithal, previous client history and any recent communications with the client.

RESULTS OF OPERATIONS

Operating Review

     The following table is presented to facilitate Management’s Discussion and Analysis (dollars in thousands):

	Quarter Ended March 31,
		% of		% of
Revenue:	2004	Revenue	2003	Revenue	$ Change	% Change
North American Customer Care	$160,084	60.2%	$164,108	66.8%	$(4,024)	-2.5%
International Customer Care	80,680	30.3%	52,970	21.6%	27,710	52.3%
Database Marketing and Consulting	25,364	9.5%	28,711	11.7%	(3,347)	-11.7%

	$266,128		$245,789		$20,339
Costs of Services:
North American Customer Care	$125,376	78.3%	$130,829	79.7%	$(5,453)	-4.2%
International Customer Care	65,839	81.6%	45,239	85.4%	20,600	45.5%
Database Marketing and Consulting	11,197	44.1%	13,833	48.2%	(2,636)	-19.1%

	$202,412		$189,901		$12,511
Selling, General and Administrative:
North American Customer Care	$17,272	10.8%	$14,514	8.8%	$2,758	19.0%
International Customer Care	13,817	17.1%	12,433	23.5%	1,384	11.1%
Database Marketing and Consulting	9,878	38.9%	9,285	32.3%	593	6.4%

	$40,967		$36,232		$4,735
Depreciation and Amortization:
North American Customer Care	$9,012	5.6%	$7,575	4.6%	$1,437	19.0%
International Customer Care	4,478	5.6%	3,486	6.6%	992	28.5%
Database Marketing and Consulting	2,492	9.8%	2,313	8.1%	179	7.7%

	$15,982		$13,374		$2,608
Restructuring Charges, net:
North American Customer Care	$685	0.4%	$(588)	-0.4%	$1,273	216.5%
International Customer Care	540	0.7%	—	0.0%	540	100.0%
Database Marketing and Consulting	617	2.4%	—	0.0%	617	100.0%

	$1,842		$(588)		$2,430
Income (Loss) from Operations:
North American Customer Care	$7,739	4.8%	$11,778	7.2%	$(4,039)	-34.3%
International Customer Care	(3,994)	-5.0%	(8,188)	-15.5%	4,194	51.2%
Database Marketing and Consulting	1,180	4.7%	3,280	11.4%	(2,100)	-64.0%

	$4,925		$6,870		$(1,945)
Other Income (Expense):	$(1,267)		$(1,907)		$640
Provision for Income Taxes:	$2,255		$1,936		$319

Financial Comparison

     The following tables are a condensed presentation of the components of the change in net income between the three-month periods ended March 31, 2004 and 2003 and designed to facilitate the discussion of results in this Form 10-Q (all amounts are approximate and in thousands):

Quarter-to-
date
Current period (2004) reported net income	$1,609
Prior period (2003) reported net income	2,765

Difference	$(1,156)

Explanation:
Net increase to income from operations related to segment results excluding items separately identified below	$8,386
Impact of declining minimum commitments discussed in Client Concentrations	(4,723)
Increase in restructuring charges, net	(2,430)
Termination of United States Postal Services contract	(2,400)
Increase in net interest expense	(1,203)
Reversal of bonus accruals in prior period	(1,118)
Increase in grant income	875
Decrease in bad debt expense	808
Other	968
Tax Items
Deferred tax valuation allowance and other income tax matters	581
Tax impact on above and other	(900)

$(1,156)

     The table below presents workstation data for multi-client centers as of March 31, 2004 and December 31, 2003. Dedicated and Managed Centers have been excluded, as any unused seats in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations.

March 31, 2004			December 31, 2003
Total			Total
Production	In	% in	Production	In	% in
Workstations	Use	Use	Workstations	Use	Use

14,690	9,094	62%	12,575	8,789	70%

     The decline in the utilization percentage shown above is attributable to the recent opening of two new centers which have not been fully utilized as of March 31, 2004. The utilization percentage excluding these two new centers is 65%. The remaining decline is principally due to our plan to eliminate programs with undesirable profit margins.

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

Three-Month Period Ended March 31 2004 Compared to March 31, 2003

Revenue. The decrease in North American Customer Care revenue between periods was driven primarily by the ramp down of the United States Postal Services (“USPS”) contract during 2003 and loss of revenue discussed in Client Concentrations on page 29 offset by an increase in revenue due to new client programs.

     Approximately two-thirds of the increase in International Customer Care revenue between periods is due to changes in foreign currency exchange rates. The remainder of the increase occurred mostly in Spain due to additional programs from an existing client.

     Database Marketing and Consulting revenue decreased primarily due to a decrease in the customer base as well as decreased sales to existing customers.

Cost of Services. Costs of services as a percentage of revenue in North American Customer Care decreased mostly due to the loss of revenue in a major client’s minimum commitments discussed in Client Concentrations on page 29, offset by an improvement in margins with a significant North American Customer Care Program and the loss of USPS, which had lower than average cost of services as a percentage of revenue. The terms of the contract with a significant North American Customer Care Program contemplated work being transitioned from existing high cost locations to lower labor cost markets over time. Accordingly, the hourly rate paid to us by the client declined during the first two years of the contract period (eventually leveling off for the remainder of the contract) based on a transition plan. Due to higher call volumes than originally anticipated, we did not transition work to lower cost markets as quickly as the original plan contemplated. We completed the transition plan late in 2003, which led to the improvement in margins. As previously discussed, we are taking additional steps to reduce our cost of services as a percentage of revenue for all programs in our North American Customer Care segment including enhancing our timekeeping and workforce management systems and other actions to improve program profitability. There is no assurance that we will be successful in these efforts.

     The decrease in costs of services as a percentage of revenue in International Customer Care between periods occurred in the majority of the regions. The decrease is the result of terminating several unprofitable contracts, renegotiations of unfavorable contract terms and reductions in force. In absolute dollars, 75% of the increase in costs of services in International Customer Care is due to changes in foreign currency exchange rates.

     Costs of services as a percentage of revenue for Database Marketing and Consulting has decreased from prior periods mostly due to a decrease in postage and printing caused by two direct mail promotions in the prior year.

Selling, General and Administrative. The increase in selling, general and administrative expenses as a percentage of revenue for North American Customer Care is primarily due to the decrease in revenue between periods as a significant amount of selling, general and administrative expenses are fixed in nature. In absolute dollars, selling, general and administrative expenses increased from prior year due to bonus reversals in the quarter ended March 31, 2003, additional consulting related to implementing Sarbanes-Oxley and increases in salaries and related benefits due to headcount additions in sales, marketing and client management. In the first quarter of 2003, we determined that the 2002 bonus would not be paid in full and, accordingly, reversed approximately $1.1 million of bonus accrual from 2002.

     Selling, general and administrative expenses as a percentage of revenue for International Customer Care decreased as a percentage of revenue due to the increase in revenue between periods as a significant amount of selling, general and administrative expenses are fixed in nature. In absolute dollars, the increase between periods was due to changes in foreign currency exchange rates and an increase in its corporate allocation. The corporate allocation increased mostly due to the reversal of bonuses and increases in consulting discussed above.

     The increase in selling, general and administrative expenses as a percentage of revenue for Database Marketing and Consulting was caused primarily by an increase in payroll and related expenses and the reversal of bonuses in the prior year discussed above.

Depreciation and Amortization. In absolute dollars, depreciation expense in North American Customer Care increased between periods mostly due to additions of property and equipment to improve technology and add new sites and an increase in depreciation following the accelerated depreciation of our Topeka facility as a result of its planned closure. The increase in depreciation expense in International Customer Care was due to changes in foreign currency exchange rates and the additions of property and equipment in Brazil as a result of new client programs and sites. The increase in depreciation expense in Database Marketing and Consulting was caused primarily by amortization of capitalized software related to new product launches.

Restructuring and Impairment Charges. During the three months ended March 31, 2004, we recognized approximately $1.6 million of termination benefits for approximately 100 employees, across all three segments. In addition, we recognized $0.4 million of termination benefits for approximately 500 employees at a center in Topeka, Kansas that was closed in April 2004. During the three months ended March 31, 2003, we accrued and paid approximately $0.4 million of termination benefits for approximately 600 employees related to the closure of a managed center in Atlanta, Georgia. The work being performed in Atlanta was transitioned to other centers. In addition, we recorded approximately $1.0 million of reversals of excess accruals related to 2002 restructurings.

     We did not record an impairment loss during the quarters ended March 31, 2004 and 2003. We have a center in the United Kingdom that has recently transitioned from the two-year evaluation period. Our current probability-weighted cash flows for this center indicate that a possible impairment is a consideration if we were not to achieve the results in our current probability-weighted cash flows in the second quarter of 2004. If, thereafter our probability-weighted cash flows indicated an impairment, we would record a loss for this center which would aggregate to approximately $5 million.

Other Income (Expense). Interest expense, net of interest income, increased from $1.2 million to $2.4 million. Interest expense increased as a result of a higher debt balances in 2004 compared to 2003 due to borrowings related to the purchase of the corporate headquarters building in February 2003. In addition, the interest rates on the majority of our debt increased in August 2003 as a result of amending our debt agreements due to violations of debt covenants. As discussed in the Executive Overview, we expect interest to decline beginning in the third quarter of 2004. The increase in interest expense was offset by income recognized on certain grant advances upon satisfying all required milestones.

Income taxes. The effective tax rate for the first quarter of 2004 was 61.6% as described in Note 7 to the accompanying Condensed Consolidated Financial Statements. For succeeding quarters, our effective tax rate will be affected by many factors including (i) the amount and placement of new business into tax jurisdictions with valuation allowances and without valuation allowances and (ii) the impact of tax refunds, if any, that we might realize from tax refunds arising from various tax planning strategies we are pursuing. At this time, we estimate our 2004 effective tax rate to be in the range of 30% to 45%.

Liquidity and Capital Resources

     Cash Requirements

     Our primary future cash requirements excluding the refinancing discussed in Note 12 in the accompanying Condensed Consolidated Financial Statements are detailed in the following table of contractual obligations at March 31, 2004, (amounts in thousands):

	Less than			Over
Contractual Obligations	1 year	2-3 years	4-5 years	5 years	Total
Long-term debt and Senior Notes[1]	$12,609	$28,371	$28,385	$6,494	$75,859
Capital lease obligations[1]	586	130	—	—	716
Line of credit[1]	421	39,000	—	—	39,421
Grant advances[1]	—	—	—	7,414	7,414
Purchase obligations[2]	26,038	23,551	13,865	6,332	69,786
Operating lease commitments[2]	24,267	41,651	28,910	65,186	160,014

Total	$63,921	$132,703	$71,160	$85,426	$353,210

[1]	Reflected on accompanying Condensed Consolidated Balance Sheets.

[2]	Not reflected on accompanying Condensed Consolidated Balance Sheets.

     Long-term debt and Senior Notes relate primarily to our Senior Notes agreement, which is described in more detail below. Capital lease obligations relate primarily to equipment leases that are generally less than three years in term. The line of credit relates primarily to the Revolver, which is described in more detail below, as well as a line of credit we have in Spain. Grant advances are primarily related to grants from local or state governments as incentive to locate CMCs within their jurisdiction. Purchase obligations are contractual commitments we have to purchase a variety of goods and services. Operating lease commitments relate primarily to facility leases for our CMCs, the lease terms for which generally range from 3 to 20 years.

     In addition, our liquidity requirements include cash-related expenses associated with costs of services and selling, general and administrative expenses, as well as interest expense and income tax expense. In the first quarter of 2004, payroll-related expenses, telecommunications costs and facility lease expenses comprised approximately 88.3% of costs of services and selling, general and administrative expenses combined, with payroll-related expenses comprising the largest component of the total (approximately 80.0%). Given the nature of our client agreements, the majority of payroll-related expenses are semi-variable in nature and fluctuate with increases or decreases in call volumes related to client projects.

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

     Capital expenditure commitments and other cash requirements. Our cash requirements also include capital expenditures primarily related to ongoing maintenance, upgrades or replacement of existing assets, and the development and retrofit of new CMCs. We used $13.0 million in investing activities in the quarter ended March 31, 2004, primarily related to the purchase of property and equipment and the development of new CMCs of $11.9 million. We used $49.5 million in investing activities in quarter ended March 31, 2003, primarily related to the $38.2 million acquisition of our corporate headquarters, the development of new CMCs and, to a lesser extent, capitalized software costs related to our Database Marketing and Consulting segment.

     We currently expect total capital expenditures in 2004 to range between $40 million and $50 million, the majority of which is attributable to maintenance capital for existing CMCs, the opening or expansion of CMCs and internal technology projects. Such expenditures are financed with internally generated cash flows, existing cash balances and, to the extent necessary, cash flows from financing activities. The anticipated level of 2004 capital expenditures is primarily dependent upon new client contracts and the corresponding requirement for additional CMC capacity and technological infrastructure. Furthermore, if growth is generated through facilities management contracts, where we provide customer management services from a client-owned facility, the anticipated level of capital expenditures may decline from our estimates.

     In April 2003, we announced a joint venture agreement with Bharti Enterprises Limited (“Bharti”) to provide in-country and offshore customer management solutions in India. Under terms of the agreement, we will participate with Bharti in a joint venture known as TeleTech Services India Private Limited (“TeleTech India”). Each party initially had a 50% ownership interest in TeleTech India with TeleTech having the ability to acquire up to 80% of the venture. In February 2004, we acquired an additional 10% interest in TeleTech India, bringing our total ownership interest in TeleTech India to 60% and as a result, we began to consolidate TeleTech India.

     During the first quarter of 2000, we formed Percepta with Ford Motor Company (“Ford”). Percepta was formed to provide global customer management solutions to Ford and other automotive companies. Under the joint venture operating agreement, we have the right to require Ford to purchase our interest in Percepta at fair market value at any time after December 31, 2004. Ford also has the right to require us to sell our interest in Percepta at fair market value at any time after December 31, 2004. The net book value of Percepta as of March 31, 2004 is approximately $14 million. For the quarters ended March 31, 2004 and 2003, Percepta reported revenue of $20.6 million and $22.5 million, respectively, and income from operations of $1.0 million and $0.9 million, respectively.

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

     Sources of Cash

     Operations. Our primary capital resources are net cash provided by operating activities and proceeds from financing activities. Cash provided by operating activities was $25.8 million in the first quarter of 2004 compared to cash used of $15.4 million in the same period of 2003. The improvement in cash provided by operating activities is due to improvement in days sales outstanding in addition to changes in timing of income tax payments/refunds, payroll and accounts payable. Cash provided by operating activities in the first quarter 2004 consists of net income of $1.6 million before adjustments for depreciation and amortization, deferred taxes on income, changes in working capital and the impairment of certain fixed assets. The effect of the change in working capital accounts and other assets and liabilities on the accompanying Condensed Consolidated Statements of Cash Flows between years of approximately $9.0 million is primarily the result of an increase in days sales outstanding from 51 days as of December 31, 2003 to 52.5 days as of March 31, 2004 offset by the increase in accounts payable and accrued expenses.

     The amount and certainty of future cash flows depends primarily on our ability to operate profitably.

     As explained in detail under Client Concentrations, income from operations is expected to decline in 2004 related to a decrease in revenue from a major North American Customer Care client. This will negatively impact our 2004 fiscal year cash from operations by an estimated $20 million.

     Financing. We currently have two existing debt instruments that provide, or have provided, cash from financing activities. These instruments include the Revolver and Senior Notes as defined below. Cash used in financing activities in the quarter ended March 31, 2004 was $8.1 million, of which $5.0 million related to the repurchase of the Company’s common stock and the balance was primarily related to the repayment of a grant advance. Cash provided by financing activities in the first quarter of 2003 of $31.3 million was primarily related to drawing $39.0 million on the Revolver to acquire our corporate headquarters building as discussed above.

     Our Revolver is with a syndicate of five banks. Under the terms of the Revolver, we may borrow up to $85.0 million with the ability to increase the borrowing limit by an additional $50.0 million, subject to lender approval, within three years from the October 2002 closing date of the Revolver. The Revolver matures on December 28, 2006, at which time a balloon payment for the principal amount is due; however, there is no penalty for early prepayment. The Revolver bears interest at a variable rate based on LIBOR. The interest rate will also vary based on our leverage ratios as defined in the agreement. At March 31, 2004, the interest rate was 3.09% per annum with $39.0 million drawn under the Revolver. The Revolver is guaranteed by all of our domestic subsidiaries and is secured by a majority of our domestic assets. A significant restrictive covenant under the Revolver requires us to maintain a minimum fixed charge coverage ratio as defined in the agreement. The Revolver also limits the amount of share repurchases and prohibits payment of cash dividends.

     We also have $75.0 million of Senior Notes outstanding, of which $60.0 million bear interest at a rate of 8.75% per annum and $15.0 million bear interest at a rate of 9.15% per annum. Interest on the Senior Notes is payable semi-annually and the initial principal payment of $12.0 million is due October 2004 with final maturity in October 2011. A significant restrictive covenant under the Senior Notes requires us to maintain a minimum fixed charge coverage ratio as defined in the agreement. Additionally, in the event the Senior Notes were to be repaid in full prior to maturity, we would have to remit a “make-whole” payment to the holders of the Senior Notes as defined in the agreement, which fluctuates dependent on the current market interest rates. As of March 31, 2004, the make-whole payment was approximately $9.7 million.

     Our payment obligations under the Revolver and the Senior Notes are both secured by a majority of our domestic assets. In addition, the Revolver and Senior Notes each contain provisions whereby a default under either agreement results in a cross-default in the other agreement. Further, the Revolver and Senior Notes are subject to an “inter-creditor” agreement, which includes the allocation methodology by which the proceeds would be distributed to the Revolver lenders and Senior Notes lenders in the event of default, and subsequent liquidation.

     At March 31, 2004, outstanding letters of credit totaled approximately $13.3 million, which primarily guarantees workers compensation and other insurance related obligations, and certain facility leases.

     During the first quarter of 2004, Percepta paid $0.9 million in dividends to the minority interest partner in Percepta and $1.1 million to us. Assuming Percepta continues to operate profitably, we believe Percepta will continue to pay dividends in 2004 at approximately the same level as in 2003. As a result, the joint venture expects to pay up to $4.5 million to the minority interest partner during 2004 and $5.5 million to us.

Debt Instruments and Related Covenants

     We were in violation of a financial covenant in the Revolver agreement as of March 31, 2004, and obtained a waiver from the lender group on April 29, 2004.

     Subsequent Financing Event

     In April 2004, we began to execute upon a Board approved plan to reduce debt and the associated interest costs and improve financial flexibility by re-aligning the capital structure to better support our business plans and to benefit from the current economic environment. This strategy entails two components. First, to refinance the existing Revolver with a new revolving Credit Facility (“Credit Facility”) that provides more financial and operational flexibility. Second, to de-leverage the balance sheet by prepaying the high cost Senior Notes.

     On May 5, 2004, we completed the first stage by restructuring a new secured Credit Facility with a financial institution. The amount of the Credit Facility permits us to borrow up to $100 million with an option to increase the size of the facility to a maximum of $150 million (subject to approval by the lenders, at any time up to 90 days prior to the termination of the agreement).

     The Credit Facility, which includes certain customary financial covenants, may be used for general corporate purposes, including refinancing of borrowings under the existing Revolver and Senior Notes, working capital and acquisition financing. The Credit Facility accrues interest at a rate based on either (1) the Prime Rate, defined as the higher of the lender’s prime rate or the Federal Funds Rate plus 0.50%, or (2) the London Interbank Offered Rate (“LIBOR”), at our option. The interest rate will vary based on our leverage ratio as defined in the agreement. In addition, a commitment fee will be charged on a quarterly basis on the unused portion of the Credit Facility. The Credit Facility matures May 5, 2007; however, we may request a one-year extension of the maturity date, subject to approval by the lenders. The Credit Facility is secured by 100% of our domestic accounts receivable and a pledge of 65% of capital stock of all our material foreign subsidiaries, as defined in the agreement. Following prepayment of the Senior Notes, the collateral liens associated with the Senior Notes will be terminated, and liens in favor of the Credit Facility lenders will be issued.

     As a result, we expect to borrow approximately $65 million under the new Credit Facility by June 30, 2004, of which, $39 million will continue to be considered a long-term borrowing and $26 million will be considered short-term because management believes we will generate sufficient cash flow through operations to retire the other $26 million by March 31, 2005. The anticipated $65 million borrowing under the new Credit Facility and approximately $58 million of cash and cash equivalents will be used to prepay the $75 million outstanding obligations under the Senior Notes, remit the $7.7 million make-

whole payment related to the Senior Notes estimated as of April 30, 2004 (see Note 5), and pay off the $39 million Revolver. The make-whole payment will be recorded as a cash charge to interest expense in our second quarter 2004 financial results.

     As a result of terminating the former Revolver and our intent to prepay the Senior Notes, we expect to record in the second quarter 2004 approximately $1.4 million in non-cash interest expense to write-off previously capitalized debt issuance costs related to the Revolver and Senior Notes.

     As of March 31, 2004, we have a derivative liability associated with an interest rate swap agreement of approximately $4.2 million, which is reflected in other liabilities in the accompanying Condensed Consolidated Balance Sheets. In the event we elect to terminate the swap, the above-mentioned liability would be settled with cash and a charge to operations recorded.

     There is no assurance we will maintain compliance with financial covenants in the future.

CLIENT CONCENTRATIONS

     Our five largest clients accounted for 50.6% and 52.7% of our revenue for the three months ended March 31, 2004 and 2003, respectively. In addition, these five clients accounted for an even greater proportional share of our consolidated earnings. The profitability of our agreements with these clients vary greatly based upon the specific contract terms with any particular client, and the relative contribution of any single client to our consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis. The risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. The contracts with these clients expire between 2004 and 2010. Additionally, a particular client can have multiple contracts with different expiration dates. Although we have historically renewed most of our contracts with our largest customers, there is no assurance that future contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts.

     Under the terms of the original contract with Verizon Communications (“Verizon”) relating to its Competitive Local Exchange Carrier (“CLEC”) business, there were certain minimum monthly volume commitments at pre-determined hourly billing rates (“Minimum Commitments”). As previously reported, when the CLEC work was redirected to other Verizon business units during 2001, Verizon continued to honor the contractual terms of its Minimum Commitments. While the terms negotiated by these business units were generally at lower hourly billing rates (“Base Rates”) than the Minimum Commitments, Verizon has continued to meet its financial obligations associated with the Minimum Commitments. In certain instances, the Base Rates exceed current market rates for similar services and upon contract expiration, if the contracts are renewed, we expect the rates it receives for our services in the future to be less than the Base Rates. In some instances, volume associated with new work is also offset against the Minimum Commitments. In addition, certain Minimum Commitments were bought out with cash and these settlement payments are being amortized over the life of such Minimum Commitments. The majority of the Minimum Commitments had been satisfied by December 31, 2003 with the remainder expected to expire by December 2004 (assuming business volumes continue at current rates). The amount of Minimum Commitments satisfied by Verizon in excess of the Base Rates, together with amortized settlement payments, was $31.5 million for the year ended December 31, 2003. It is expected that this amount will decline to approximately $8.5 million in 2004 and $0 thereafter. There is no cost to the Company associated with the amounts it receives from Verizon for Minimum Commitments in excess of the Base Rates or amortized settlement payments and, accordingly, these amounts impact pre-tax earnings by a like amount. The anticipated decline will have an adverse affect on our operating results in 2004.

     A large client in Spain issued a request for proposals in the fourth quarter of 2003. The Company is currently operating under an extension to the original contract while a new agreement is negotiated. This client accounts for 56% of Spain’s revenue. We expect to retain a significant portion of the present revenue from this client.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FOR THE PERIOD ENDED MARCH 31, 2004

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FOR THE PERIOD ENDED MARCH 31, 2004

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in U.S. interest rates, LIBOR and foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to its normal operating and funding activities. As of March 31, 2004, the Company has entered into forward financial instruments to manage and reduce the impact of changes in the U.S./Canadian dollar exchange rates with several financial institutions to mitigate a portion of our foreign currency risk. The Company has also entered into an interest rate swap agreement to manage its cash flow risk on the portion of the Revolver used to purchase the corporate headquarters building, as interest is variable based upon LIBOR. As discussed in Note 12 to the accompanying Condensed Consolidated Financial statements, the Revolver was replaced with a new Credit Facility. The interest rate swap agreement was re-designated to hedge the new Credit Facility.

Interest Rate Risk

     The interest on the Company’s Revolver is variable based upon LIBOR and, therefore, affected by changes in market interest rates. At March 31, 2004, there was $39.0 million outstanding on the Revolver. If LIBOR increased 10%, there would be no impact to the Company due to the previously discussed interest rate swap.

Foreign Currency Risk

     The Company has wholly owned subsidiaries doing business in Argentina, Australia, Brazil, Canada, China, India, Korea, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore, and Spain. Revenue and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in the exchange rate may positively or negatively affect the Company’s revenue and net income attributable to these subsidiaries. For the three months ended March 31, 2004 and 2003, revenue from non-U.S. countries represented 34.7% and 22.4% of consolidated revenue, respectively.

     The Company has contracted with several commercial banks, at no material cost, to acquire a total of $153.3 million Canadian dollars through March 2006 at a fixed price in U.S. dollars of $110.5 million. The Company has derivative assets of $6.9 million associated with foreign exchange contracts. If the U.S./Canadian dollar exchange rate were to increase 10% from period-end levels, the Company would not incur a material loss on the contracts.

     A business strategy for the Company’s North American Customer Care segment is to provide service to U.S. based customers from Canadian customer management centers in order to leverage the U.S./Canadian dollar exchange rates. During the three months ended March 31, 2004, the Canadian dollar has strengthened against the U.S. dollar by 1.4%. As a result, the Company’s revenue remains constant in U.S. dollars, whereas its costs (which are denominated in Canadian dollars) are increasing. While the Company’s hedging strategy can protect it from changes in the U.S./Canadian dollar exchange rates in the short-term for the majority of its risk, an overall strengthening of the Canadian dollar may adversely impact margins in the North American Customer Care segment over the long-term.

     Other than the transactions hedged as discussed above, the majority of the transactions of the Company’s U.S. and foreign operations are denominated in the respective local currency while some transactions are denominated in other currencies. For example, the intercompany transactions that are expected to be settled are denominated in the local currency of the billing company. Since the accounting records of the Company’s foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of such a transaction, any foreign currency gain or loss results in an adjustment to income. The Company does not currently engage in hedging activities related to these types of foreign currency risks because it believes this to be insignificant.

Fair Value of Debt and Equity Securities

     The Company did not have any material investments in debt or equity securities at March 31, 2004.

Item 4. CONTROLS AND PROCEDURES

Item 4.

CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2004, our disclosure controls and procedures were effective.

     There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Item 1.

LEGAL PROCEEDINGS

     From time to time, the Company may be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, the Company accrues for the estimated minimum probable loss as the liability. Management believes that the disposition or ultimate determination of all such claims or lawsuits will not have a material adverse effect on the Company.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Item 2.

CHANGES IN SECURITIES, USE OF PROCEEDS AND
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
Number (or
Approximate Dollar
			(c) Total Number of	Value) of Shares (or
			Shares (or Units)	Units) that May Yet
	(a) Total Number of	(b) Average Price	Purchased as Part of	be Purchased Under
	Shares (or Units)	Paid per Share (or	Publicly Announced	the Plans or
Period	Purchased	Unit)	Plans or Programs	Programs
3/10/04 to 3/29/04	790,000	$6.33	$4,999,808	$18,901,137

Total	790,000	$6.33	$4,999,808	$18,901,137

     In March 2003, we announced a program to repurchase up to $25 million at a share price up to and including $7.50 per share. Through March 31, 2004, we have purchased 1,019,400 shares for a total of $6,098,863.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Exhibit Description
10.39	Waiver under Credit Agreement dated as of October 29, 2002 among TeleTech, Bank of America, N.A. and other Lenders party thereto dated as of April 29, 2004
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b)	Reports on Form 8-K

TeleTech’s Current Report on Form 8-K filed March 10, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC. (Registrant)

Date: May 5, 2004	By:	/s/ KENNETH D. TUCHMAN

Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: May 5, 2004	By:	/s/ DENNIS J. LACEY

Executive Vice President and Chief
Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.39	Waiver under Credit Agreement dated as of October 29, 2002 among TeleTech, Bank of America, N.A. and other Lenders party thereto dated as of April 29, 2004
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)