Form 10-Q
period 2004-06-30
TELETECH HOLDINGS INC
filed 2004-08-04
CIK 1013880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [ ]

There were 74,592,687 shares of common stock with a par value of $0.01 per share outstanding as of August 1, 2004.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

Item 1.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share amounts)

	June 30,	December 31,
ASSETS	2004	2003
CURRENT ASSETS:	(unaudited)
Cash and cash equivalents	$80,413	$141,687
Accounts receivable, net	166,009	145,132
Prepaids and other assets	28,057	27,487
Income taxes receivable	310	5,243

Total current assets	274,789	319,549
PROPERTY AND EQUIPMENT, net	136,971	148,690
OTHER ASSETS:
Goodwill, net	30,175	30,200
Contract acquisition costs, net	14,477	16,574
Deferred tax asset	9,885	8,835
Other assets	23,322	27,426

Total assets	$489,619	$551,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,664	$22,822
Accrued employee compensation and benefits	56,165	47,668
Other accrued expenses	26,618	27,492
Customer advances and deferred income	9,975	12,314
Current portion of grant advances	—	11,919
Current portion of long-term debt and capital lease obligations	767	14,824

Total current liabilities	116,189	137,039

LONG-TERM DEBT, net of current portion:
Capital lease obligations	70	195
Senior notes	—	63,000
Line of credit	64,200	39,000
Other long-term debt	240	268
Grant advances	7,303	—
Other liabilities	11,274	13,601

Total liabilities	199,276	253,103
MINORITY INTEREST	8,731	9,354
STOCKHOLDERS’ EQUITY:
Stock purchase warrants	5,100	5,100
Common stock; $.01 par value; 150,000,000 shares authorized; 74,584,463 and 75,008,100 shares, respectively, issued and outstanding	746	750
Additional paid-in capital	195,144	196,591
Deferred compensation	(253)	(564)
Notes receivable from stockholder	(54)	(111)
Accumulated other comprehensive loss	(16,155)	(6,371)
Retained earnings	97,084	93,422

Total stockholders’ equity	281,612	288,817

Total liabilities and stockholders’ equity	$489,619	$551,274

The accompanying notes are an integral part of these condensed consolidated balance sheets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUE	$264,748	$239,995	$530,876	$485,784

OPERATING EXPENSES:
Costs of services	194,269	186,566	396,681	376,467
Selling, general and administrative expenses	38,777	44,122	79,744	80,354
Depreciation and amortization	14,206	14,489	30,188	27,863
Restructuring charges, net	322	1,741	2,164	1,153
Impairment losses	2,641	6,955	2,641	6,955

Total operating expenses	250,215	253,873	511,418	492,792

INCOME (LOSS) FROM OPERATIONS	14,533	(13,878)	19,458	(7,008)

OTHER INCOME (EXPENSE):
Interest, net	(2,096)	(2,111)	(4,482)	(3,294)
Debt restructuring charges	(7,646)	—	(7,646)	—
Other	873	(2,900)	1,992	(3,624)

	(8,869)	(5,011)	(10,136)	(6,918)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	5,664	(18,889)	9,322	(13,926)
Provision for income taxes	3,653	24,520	5,908	26,456

INCOME (LOSS) BEFORE MINORITY INTEREST	2,011	(43,409)	3,414	(40,382)
Minority interest	42	(291)	248	(553)

NET INCOME (LOSS)	$2,053	$(43,700)	$3,662	$(40,935)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	74,519	74,157	74,794	74,137
Diluted	75,260	74,157	75,892	74,137
NET INCOME (LOSS) PER SHARE:
Basic	$0.03	$(0.59)	$0.05	$(0.55)
Diluted	$0.03	$(0.59)	$0.05	$(0.55)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,662	$(40,935)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	30,188	27,863
Amortization of acquired contract costs	2,097	2,097
Minority interest	(248)	553
Bad debt expense	1,824	2,015
Deferred income taxes	(65)	21,518
Impairment losses	2,641	6,955
Loss on disposal of assets	146	705
Changes in assets and liabilities:
Accounts receivable	(24,581)	(26,466)
Prepaids and other assets	1,621	(9,142)
Accounts payable and accrued expenses	1,801	11,072
Customer advances and deferred income	(2,339)	(6,002)

Net cash provided by (used in) operating activities	16,747	(9,767)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(20,343)	(58,291)
Investment in joint venture	(310)	—
Capitalized software costs	(1,409)	(2,747)
Purchases of short-term investments	(30,000)	—
Proceeds from sales of short-term investments	30,000	23

Net cash used in investing activities	(22,062)	(61,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	66,006	39,000
Payments on lines of credit	(39,800)	—
Payments on long-term debt and capital lease obligations	(77,358)	(2,724)
Debt refinancing fees	(1,000)	—
Payment on grant advances	(5,780)	—
Payments from a minority shareholder	1,742	—
Payments to a minority shareholder	(1,800)	(1,800)
Proceeds from employee stock purchase plan	—	766
Proceeds from exercise of stock options	3,549	—
Purchases of treasury stock	(5,000)	(720)

Net cash (used in) provided by financing activities	(59,441)	34,522

Effect of exchange rate changes on cash	3,482	(3,538)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(61,274)	(39,798)
CASH AND CASH EQUIVALENTS, beginning of period	141,687	144,792

CASH AND CASH EQUIVALENTS, end of period	$80,413	$104,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

(1) OVERVIEW AND BASIS OF PRESENTATION

Overview

     TeleTech Holdings, Inc. (“TeleTech” or the “Company”) serves its clients through two primary businesses: (i) Customer Management Services, which provides customer management and business process outsourcing solutions for a variety of industries via call centers (“customer management centers”, or “CMCs”) in the United States, Argentina, Australia, Brazil, Canada, China, India, Korea, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore, and Spain (“Customer Care”); and (ii) Database Marketing and Consulting, which provides outsourced database management, direct marketing and related customer retention services for automotive dealerships and manufacturers in North America.

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) which, in the opinion of management, are necessary to present fairly the financial position at June 30, 2004, and the results of operations and cash flows of the Company and its subsidiaries for the three and six months ended June 30, 2004 and 2003. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

     The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain 2003 amounts have been reclassified to conform to the 2004 presentation, principally reclassification of certain costs from selling, general and administrative expenses to costs of services to better report direct program costs as summarized below (in thousands).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	2003
As originally reported:
Costs of services	$176,957	$172,380	$167,817	$185,456	$702,610
Selling, general and administrative	49,176	58,308	51,487	51,274	210,245
As reclassified:
Costs of services	$189,901	$186,566	$181,932	$200,119	$758,518
Selling, general and administrative	36,232	44,122	37,372	36,611	154,337

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

     It is a Company strategy to garner additional business through the lower cost opportunities offered by certain international countries. Accordingly, the Company provides services to certain U.S. clients from CMCs in Canada, India, Argentina, Mexico and the Philippines. Under this arrangement, while the U.S. subsidiary invoices and collects from the end client, the U.S. subsidiary also enters into a contract with the foreign subsidiary to reimburse the foreign subsidiary for their costs plus a reasonable profit. As a result, a portion of the profits from these client contracts is recorded in the U.S. while a portion is recorded in the foreign location. For U.S. clients being serviced from Canadian locations, India and the Philippines, which represent the majority of these arrangements, the profits all remain within the North American Customer Care segment. For U.S. clients being serviced from other countries, a portion of the profits is reflected in the International Customer Care segment. For the six months ended June 30, 2004 and 2003, approximately $1.0 million and $0.9 million, respectively, of income from operations in the International Customer Care segment were generated from these arrangements. There are also situations where certain foreign subsidiaries will contract with other foreign subsidiaries to service client contracts. In these situations, while the profits are partially recorded in each country, on a segment basis they are all reflected in the International Customer Care segment.

     In January 2004, the Company adopted the practice of allocating corporate operating expenses to segments based upon estimates of usage of corporate resources through the following methods: an hourly rate applied to services utilized, consolidated full-time equivalents, consolidated headcount, or the segments’ respective pro rata percentage of consolidated costs of services. In prior periods, corporate operating expenses were allocated to segments based upon the segments’ respective pro rata percentage of consolidated revenue. The information for the three and six months ended June 30, 2003 has been restated to reflect this change.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:	(in thousands)
North American Customer Care	$160,986	$151,987	$321,070	$316,095
International Customer Care	79,073	62,421	159,753	115,391
Database Marketing and Consulting	24,689	25,587	50,053	54,298

Total	$264,748	$239,995	$530,876	$485,784

Income (Loss) from Operations:
North American Customer Care	$17,744	$(531)	$25,483	$11,247
International Customer Care	(7,295)	(13,051)	(11,289)	(21,239)
Database marketing and consulting	4,084	(296)	5,264	2,984

Total	$14,533	$(13,878)	$19,458	$(7,008)

	Balance as of
	June 30,	December 31,
	2004	2003
Assets:	(in thousands)
North American Customer Care	$319,636	$346,027
International Customer Care	86,136	108,575
Database Marketing and Consulting	83,847	96,672

Total	$489,619	$551,274

Goodwill, net:
North American Customer Care	$11,446	$11,446
International Customer Care	5,368	5,393
Database Marketing and Consulting	13,361	13,361

Total	$30,175	$30,200

     The following table reflects revenue based on the geographic location in which the services are provided:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:	(in thousands)
United States	$123,864	$135,374	$253,241	$287,391
Canada	45,248	39,895	90,114	78,552
Europe	31,499	24,713	63,109	44,399
Asia Pacific	41,743	28,058	80,178	51,700
Latin America	22,394	11,955	44,234	23,742

Total	$264,748	$239,995	$530,876	$485,784

(3) COMPREHENSIVE LOSS

     The Company’s comprehensive loss for the three and six months ended June 30, 2004 and 2003 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands)
Net income (loss) for the period	$2,053	$(43,700)	$3,662	$(40,935)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(7,085)	12,223	(7,290)	12,733
Gain (loss) on hedging instruments	(1,253)	622	(2,494)	1,898

Other comprehensive income (loss), net of tax	(8,338)	12,845	(9,784)	14,631

Comprehensive loss	$(6,285)	$(30,855)	$(6,122)	$(26,304)

     At June 30, 2004, accumulated comprehensive loss consisted of ($16.2) million and $0.2 million of foreign currency translation adjustments and derivatives valuation, respectively. At June 30, 2003, accumulated comprehensive loss consisted of ($11.2) million and ($1.0) million of foreign currency translation adjustments and derivatives valuation, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands)
Shares used in basic per share calculation	74,519	74,157	74,794	74,137
Effects of dilutive stock options	741	—	1,098	—

Shares used in diluted per share calculation	75,260	74,157	75,892	74,137

     For the three and six months ended June 30, 2004, 5.1 million and 4.3 million options, respectively, to purchase shares of common stock were outstanding but not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2003, 10.2 million and 9.6 million options, respectively, to purchase shares of common stock were outstanding but not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The Company has also excluded the impact of outstanding warrants, as their inclusion would be anti-dilutive for all periods presented.

(5) DEBT

     In April 2004, the Company implemented a plan to reduce debt and the associated interest costs along with improving financial flexibility by re-aligning the Company’s capital structure to better support the Company’s business plans and to benefit from the current lower interest rate environment (the “Refinancing”). This strategy entailed two components. First, to refinance the then existing revolving line of credit (“Revolver”) with a new revolving Credit Facility (“Credit Facility”) that provides more financial and operational flexibility. Second, to de-leverage the balance sheet by prepaying the high cost $75.0 million of senior notes (“Senior Notes”).

     On May 5, 2004, the Company completed the first stage by structuring a new secured Credit Facility with a financial institution, and subsequently syndicating it to a group of banks. The amount of the Credit Facility permits the Company to borrow up to $100 million with an option to increase the size of the facility to a maximum of $150 million (subject to approval by the lenders at any time up to 90 days prior to the termination of the agreement). The $39.0 million in borrowings under the former Revolver were refinanced under the Credit Facility.

     The Credit Facility, which includes certain customary financial covenants, may be used for general corporate purposes, including refinancing of debt, working capital, and acquisition financing. The Credit Facility accrues interest at a rate based on either (1) the Prime Rate, defined as the higher of the lender’s prime rate or the Federal Funds Rate plus 0.50%, or (2) London Interbank Offered Rate (“LIBOR”), at the Company’s option. The interest rate will vary based on the Company’s leverage ratio as defined in the Credit Facility agreement. At June 30, 2004, the blended interest rate was 3.1% per annum. In addition, a commitment fee will be charged on a quarterly basis on the unused portion of the Credit Facility.

     The Credit Facility matures May 4, 2007; however, the Company may request a one-year extension of the maturity date, subject to approval by the lenders. The Credit Facility is secured by 100% of the Company’s domestic accounts receivable and a pledge of 65% of capital stock of all the Company’s material foreign subsidiaries, as defined in the agreement.

     On June 16, 2004, the Company completed the second stage of the plan by de-leveraging the balance sheet through the prepayment of $75 million in outstanding obligations under the Senior Notes. As a result, the Company was required to pay an additional $6.4 million under a make-whole provision (which, along with a $1.2 million non-cash write-off of deferred costs on the former Revolver and Senior Notes, was recorded as a charge to debt restructuring charges). The company satisfied the Senior Notes’ principal and make-whole obligations with a combination of cash and incremental borrowings under the Credit Facility, representing $56.4 million and $25.0 million, respectively. At June 30, 2004, the Company had $64.2 million in borrowings under the new Credit Facility.

(6) GRANT ADVANCES

     From time to time, the Company has received grants from local or state governments as an incentive to locate CMCs in their jurisdictions. The Company’s policy is to account for grant monies received as deferred income and recognize into income (as a reduction of either depreciation expense or other income) over the life of the grant as it achieves milestones set forth in the grant. Except for the grant discussed below, the Company generally does not receive funding under the grants until it has met the required milestones.

     In 2001, the Company received a grant from Invest Northern Ireland, formally known as the Industrial Development Board (“IDB”) of Northern Ireland (the “IDB Grant”). Pursuant to the IDB Grant, the Company received approximately $11.9 million in advance of achieving the required milestones. The advance was to be earned by achieving certain milestones related to hiring and retaining employees, capital expenditures and purchasing the facility. As of December 31, 2003, the Company was not in compliance with certain components of the IDB Grant; therefore, the advance was classified as current on the accompanying Condensed Consolidated Balance Sheet. In March 2004, the Company finalized negotiations on the terms of the IDB Grant so that the milestones could more realistically be achieved. In order to induce the IDB to restructure the terms of the IDB Grant, the Company agreed to repay $5.8 million of the advanced funds and $1.2 million of back rent in March 2004. As of June 30, 2004, approximately $7.3 million was outstanding under the IDB Grant and if the Company has not met all of the required milestones, the unearned portion of the grant becomes payable in 2011.

(7) INCOME TAXES

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are established based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. When circumstances warrant, the Company assesses the likelihood that its net deferred tax assets will more likely than not be recovered from future projected taxable income. Management judgment has been used in forecasting future taxable income.

     Based upon assessments of recoverability of its deferred tax assets made in prior periods, the Company established a valuation allowance which aggregates to $33.5 million as of June 30, 2004 principally related to its U.S., Spain, Brazil and Argentina tax jurisdictions. The Company has approximately $8.6 million of net deferred tax assets as of June 30, 2004 related to certain international countries whose recoverability is dependent upon anticipated future profitability. The Company believes the net deferred tax asset for U.S. operations of approximately $1.6 million as of June 30, 2004, all related to 2004 operations, is recoverable based upon current estimates of future taxable income.

     Tax valuation allowances did not have a significant impact on the provision for income taxes prior to the second quarter of 2003, at which time a deferred tax asset valuation allowance of approximately $31.9 million was established. Accordingly, the effective tax rate of 39%, when excluding the valuation allowance, reported for the six-month period ended June 30, 2003 represented the customary relationship between income tax expense and pre-tax accounting income. As of June 30, 2004, the valuation allowance balance is $33.5 million and accordingly, tax valuation allowances have had a material impact on the effective tax rate for the quarter and six-months ended June 30, 2004 as shown below:

	Income (Loss)
	Before Income
	Taxes and	Provision
	Minority	for Income	Effective
	Interest	Taxes	Tax Rate
	(in thousands)
Six-months
Tax jurisdictions with valuation allowances	$(4,452)	$1,629	—
Tax jurisdictions without valuation allowances	13,774	4,279	31.1%

	$9,322	$5,908	63.4%

Three-months
Tax jurisdictions with valuation allowances	$(1,295)	$829	—
Tax jurisdictions without valuation allowances	6,959	2,824	40.6%

	$5,664	$3,653	64.5%

     For tax jurisdictions where the Company has recorded tax valuation allowances, the Company generally does not recognize the benefit of operating losses. However, the Company does recognize current state income and franchise taxes, federal income taxes, foreign withholding tax related to dividends received from foreign corporations and minimum taxes imposed on capital or equity. As such, the Company recorded income tax expense for these jurisdictions even though the jurisdictions reported an operating loss. For tax jurisdictions without valuation allowances, the effective tax rate represents the estimated tax rate in these jurisdictions, which range from 17% to 39%. In addition, the Company has not recognized any benefit that it might realize from tax refunds arising from amended filing positions being pursued.

(8) STOCK OPTION ACCOUNTING

     The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock options including SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures”. Under APB 25, because the exercise price of the company’s employee stock options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. SFAS No. 123, “Accounting and Disclosure of Stock-Based Compensation” (“SFAS 123”), establishes an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company elected not to adopt SFAS 123 for expense recognition purposes.

     The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$2,053	$(43,700)	$3,662	$(40,935)
Pro forma net income (loss)	$578	$(49,362)	$593	$(49,282)
Net income (loss) per share:
Basic—as reported	$0.03	$(0.59)	$0.05	$(0.55)
Diluted—as reported	$0.03	$(0.59)	$0.05	$(0.55)
Basic—pro forma	$0.01	$(0.67)	$0.01	$(0.66)
Diluted—pro forma	$0.01	$(0.67)	$0.01	$(0.66)

(9) DERIVATIVES

     The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in other comprehensive income. SFAS No. 133 requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset the related results of the hedged item and requires that a Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. Based on the criteria established by SFAS No. 133, all of the Company’s hedges consisting of an interest rate swap, foreign currency options and forward exchange contracts are deemed effective. While the Company expects that its derivative instruments will continue to meet the conditions for hedge accounting, if the hedges did not qualify as highly effective or if the Company did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. The Company does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities, as the counter parties are established, well-capitalized financial institutions.

     At June 30, 2004, the company had an interest rate swap designated as a cash flow hedge. The Company had a synthetic lease for its headquarters building for which the required lease payments were variable based on LIBOR. In February 2003, the synthetic lease was terminated when the Company purchased the corporate headquarters building, including furniture and fixtures, for the contractual price in the synthetic lease of $38.2 million using proceeds from the

Revolver. The repayment terms under the Revolver were identical to that of the synthetic lease. On December 12, 2000, the Company entered into an interest rate swap in which the Company receives LIBOR and pays fixed rate interest of 6.20%. The swap agreement has a notional amount of approximately $38.2 million and has a six-year term. The purchase of the corporate headquarters building did not cause a termination of the designation of the interest rate swap as a hedge because at inception, the Company designated the swap as a hedge of the floating LIBOR which it paid under the Revolver. In May 2004, the Company refinanced the Revolver under a new Credit Facility (see Note 5). Because the interest rate terms of the $38.2 million borrowings under the Credit Facility are identical to that of the former Revolver, the Company re-designated the swap as a cash flow hedge of the Credit Facility.

     As of June 30, 2004 and 2003, the Company had a derivative liability associated with this swap of approximately $2.7 million and $5.4 million, respectively, which is reflected in Other Liabilities in the accompanying Condensed Consolidated Balance Sheets. In the event that the Company wanted to terminate the swap, the above mentioned liability would have to be settled with cash and a charge to operations recorded either immediately (if occurs simultaneously with the extinguishment of the Credit Facility) or over the remaining life of the Credit Facility (if the Credit Facility remains in place). Likewise, if the Company repaid the associated Credit Facility balance, the balance recorded in other comprehensive loss related to the swap would be recorded over the remaining life of the Credit Facility.

     The Company’s subsidiaries in Canada, Argentina, Mexico and the Philippines have a functional currency in the Canadian dollar, Argentinean Peso, Mexican Peso and Philippines Peso, respectively. The functional currency is used to pay labor and other operating costs. However, the subsidiaries have customer contracts where they are paid in U.S. dollars for which the Company has contracted with several commercial banks, at no material cost, to acquire, under forward exchange contracts and options, the functional currency at a fixed price in U.S. dollars to hedge its foreign currency risk. As of June 30, 2004, and the notional amount of those contracts is summarized as follows (in millions):

	Local		Date
	Currency	U.S. Dollar	contracts are
Local Currency	Amount	Amount	through
Canadian Dollar	$146.2	$106.1	May 2006
Argentinean Peso	8.6	3.0	May 2005
Mexican Peso	11.5	1.0	May 2005
Philippines Peso	311.0	5.4	May 2005

     During the six months ended June 30, 2004 and 2003, the Company recorded gains of $2.5 million and $3.2 million, respectively, for settled forward contracts, which are recorded in Costs of Services in the Condensed Consolidated Statements of Operations. As of June 30, 2004 and 2003, the Company had derivative assets of $3.3 million and $8.9 million, respectively, associated with foreign exchange contracts consisting of the fair market value of forward exchange contracts and options outstanding. Included in these derivative assets are premiums paid by the Company as part of obtaining the foreign exchange option contracts. The cost of these premiums is amortized into earnings ratably over the term of the underlying contract.

(10) RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

     During the six months ended June 30, 2004, the Company recognized approximately $2.4 million of termination benefits for approximately 610 employees, across all three segments.

     During the six months ended June 30, 2003, the North American Customer Care segment recorded restructuring charges of approximately $0.9 million related to the closure of its Kansas City, Kansas facility being used to service the United States Postal Services (“USPS”). These charges consisted of a fee paid to the landlord for the early termination of the lease along with an accrual for a grant from the State of Kansas that will have to be repaid. The repayment amount is currently under negotiation and the amount accrued represents management’s best estimate of what will be paid. Additionally, the North American Customer Care segment also recorded approximately $0.4 million for the termination of 591 employees related to the shut down of a managed center in Atlanta, Georgia in March 2003. The charges for the closure of Kansas City and Atlanta were partially offset by the reversal of approximately $1.2 million of excess accruals related to 2002 restructurings.

     During the six months ended June 30, 2003, the International Customer Care segment recorded restructuring charges of approximately $1.0 million for severance and other termination benefits related to a reduction in force of approximately 120 administrative employees in Mexico.

     A rollforward of the activity in restructuring accruals is as follows:

	Closure	Reduction in
	of CMCs	Force	Total
	(in thousands)
Balances, December 31, 2002	$2,181	$6,728	$8,909
Expense	1,936	3,692	5,628
Payments	(2,116)	(8,010)	(10,126)
Reversal of unused balances	(798)	(1,154)	(1,952)

Balances, December 31, 2003	1,203	1,256	2,459
Expense	452	1,953	2,405
Payments	(817)	(2,024)	(2,841)
Reversal of unused balances	—	(241)	(241)

Balances, June 30, 2004	$838	$944	$1,782

     The restructuring accrual is included in Other Accrued Expenses in the accompanying Condensed Consolidated Balance Sheets.

     During the three months ended June 30, 2004, the Company determined that its CMC in Glasgow would not generate sufficient undiscounted cash flows to recover the net book value of its assets. As a result, the Company’s International Customer Care segment recorded a charge of approximately $2.6 million to reduce the net book value of this long-lived asset to its estimated fair value.

     During the three months ended June 30, 2003, the North American Customer Care segment recorded an impairment loss of approximately $4.0 million to reduce the net book value of the long-lived assets of its Kansas City customer management center to their fair market value.

     During the three months ended June 30, 2003, the International Customer Care segment recorded an impairment loss of $3.0 million to reduce the net book value of the long-lived assets of its Mexico City customer management center to their fair market value.

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

     Sales and Use Taxes. As of March 31, 2004, the Company had accrued a liability of $3.1 million for potential sales and use tax liabilities of its Database Marketing and Consulting segment. Based upon favorable resolutions with several states, the Company has reduced the liability by approximately $2.0 million and as of June 30, 2004 the Company has a remaining liability of $1.1 million for sales and use taxes.

     During the quarter ended June 30, 2004, management completed its review to determine the applicability of sales and or use taxes to its North American Customer Care segment and, based upon that review, established a liability of approximately $0.5 million.

     Guarantees. The Company’s Credit Facility is guaranteed by all of the Company’s domestic subsidiaries. An operating lease agreement of a subsidiary with $2.2 million remaining to be paid to a bank as of June 30, 2004 is guaranteed by another subsidiary.

     Letters of credit. At June 30, 2004 outstanding letters of credit totaled approximately $13.0million, which primarily guarantees workers’ compensation, other insurance related obligations and facility leases.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. The projections and statements contained in these forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. All statements not based on historical fact are forward-looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, following are important factors that could cause TeleTech’s and its subsidiaries’ actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to the following: under U.S. generally accepted accounting principles, the revenues, expenses, and profits associated with the launch of new client agreements may be expensed up front or deferred over the life of the client contract, and, accordingly, the profitability of these agreements may be disproportionately skewed toward later periods; the possibility of the company’s Database Marketing and Consulting segment not returning to historic levels of profitability; greater than anticipated competition in the customer care market, causing adverse pricing and more stringent contractual terms; risks associated with losing or not renewing significant client relationships, or early termination of a client agreement; the company’s ability to close new business in 2004 and fill excess capacity; consumers’ concerns or adverse publicity regarding the products of the company’s clients; higher than anticipated start-up costs or lead times associated with new ventures or business in new markets; execution risks associated with performance-based pricing metrics in certain client agreements; execution risks associated with achieving targeted annualized cost reductions; the company’s ability to find cost effective locations, obtain favorable lease terms, and build or retrofit facilities in a timely and economic manner; risks associated with attracting and retaining cost-effective labor at the company’s customer management centers; the possibility of additional asset impairments and restructuring charges; risks associated with changes in foreign currency exchange rates; economic or political changes affecting the countries in which the company operates; changes in accounting policies and practices promulgated by standard setting bodies; and, new legislation or government regulation that impacts the customer care industry. Readers should review the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and other documents filed with the Securities and Exchange Commission (“SEC”). These SEC filings describe in greater detail the items discussed above along with other important factors that may impact the company’s business, results of operations, financial condition and cash flows. The Company assumes no obligation to update its forward-looking statements to reflect actual results or changes in factors affecting such forward-looking statements.

EXECUTIVE OVERVIEW

     We serve our clients through two primary businesses: (i) Customer Management Services, which provides outsourced customer support and marketing services for a variety of industries via call centers (“customer management centers”, or “CMCs”) throughout the world; and (ii) Database Marketing and Consulting. We separate our Customer Management Services business into two segments consistent with our management of the business, which generally reflects the internal financial reporting structure and operating focus. North American Customer Care consists of customer management services provided to United States, and Canadian clients while International Customer Care consists of clients in all other countries. Database Marketing and Consulting provides outsourced database management, direct marketing and related customer retention services for automobile dealerships and manufacturers. Segment accounting policies are the same as those used in the consolidated financial statements. See Note 2 to the Condensed Consolidated Financial Statements for additional discussion regarding preparation of segment information.

Customer Management Services

     The Customer Management Services segment generates revenue based primarily on the amount of time our representatives devote to a client’s program. We primarily focus on large global corporations in the following industries: automotive, communications and media, financial services, government, healthcare, logistics, retail, technology and travel. Revenue is recognized as services are provided. The majority of our revenue is from multi-year contracts. However, we do provide some programs on a short-term basis and our operations outside of North America are characterized by shorter-term contracts. Additionally, we typically experience client attrition of approximately 10% to 15% of our revenue each year. Our invoice terms with the majority of our customers are 30 days, excluding longer terms in Europe and prepay arrangements.

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

     Our profitability is, among other factors, influenced by our ability to increase capacity utilization in our CMCs, the number of new or expanded programs garnered during a period, our performance on contracts with bonus and or penalty clauses and our success at managing personnel turnover and employee costs. Managing our costs is critical since we continue to see pricing pressure within our industry. The pricing pressures have been exacerbated by excess capacity and the rapid growth of offshore labor.

     As mentioned above, our profitability is influenced by the number of new or expanded client programs. As required by our adoption of Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) for contracts entered into after July 1, 2003 (see “Critical Accounting Policies” for further discussion), in the event that a client is billed separately for direct start-up costs, the associated revenue and costs are deferred and recognized straight-line over the life of the contract. In the event that a client is not billed separately for direct start-up costs, then those start-up costs are expensed when incurred.

     The following is a summary of the impact of the adoption of EITF 00-21 on the three and six-months ended June 30, 2004 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004		June 30, 2004
		Income		Income
		from		from
	Revenue	operations	Revenue	operations
Deferred due to new business	$(926)	$(399)	$(3,139)	$(1,858)
Amortization of prior deferrals	785	127	1,317	539

Net impact for period	$(141)	$(272)	$(1,822)	$(1,319)

     Our industry is very labor-intensive and the majority of our operating costs relate to wages, costs of employee benefits and employment taxes. An improvement in the local or global economies where our CMCs are located could lead to increased labor-related costs. To address these risks, we strive to include cost of living adjustments in our contracts and for clients to absorb a portion of turnover. In addition, our industry experiences high personnel turnover, and the length of training required to implement new programs continues to increase due to increased complexities of our clients’ programs. This may create challenges if we obtain several significant new clients or implement several new, large-scale programs, and need to recruit, hire and train qualified personnel at an accelerated rate.

     Our success in improving our profitability will depend on successful execution of our comprehensive business plan, and will require taking the following steps:

•	increasing sales to absorb unused capacity in existing global CMCs;

•	reducing costs and continued focus on cost controls; and

•	effectively managing our workforce in domestic and international CMCs.

Database Marketing and Consulting

     The Database Marketing and Consulting segment has contracts with over 6,000 automobile dealers representing 27 different brand names. These contracts generally have terms ranging from twelve to twenty-four months. For a few major automotive manufacturers, the automotive manufacturer collects from the individual automobile dealers on our behalf. Our average collection period is 30 days.

     A majority of revenue from this segment is generated utilizing a database and contact engine to promote the service business of automotive dealership customers (both current and potential) using targeted marketing solutions through the “web”, email, phone or mail. This segment has historically experienced year-over-year revenue growth through expansion to additional automobile dealers along with additional products. As previously forecasted, due to a combination of factors, both internal and external (such as client renewals and new product launch costs), our income from operations declined materially during the first six months of 2004 as compared to 2003 as shown on page 22 (excluding the impact of changes in use tax accruals discussed on page 26 under Selling, General and Administrative).

     We plan to focus on the following in 2004:

•	continue to increase revenue by expanding our offerings;

•	diversify our customer base by establishing relationships with dealer groups and new automotive manufacturers; and

•	continue to drive cost reductions through a combination of reductions in force and operational effectiveness.

Overall

     As shown in the Financial Comparison on page 23, we believe we have been successful in improving income from operations; see “Net increase to income from operations excluding items separately identified below” in the table. The increase reflected in that table is attributable to a variety of factors such as our multi-phased cost reduction plan, transitioning work on certain clients to lower cost operating centers, and actions taken to improve profit margins or eliminate unprofitable clients.

     We implemented a $40 million cost reduction plan one year ago to address known changes in our business and, in particular, the decline in revenue and operating income due to the minimum commitments discussed in Client Concentrations on page 30. We believe this plan enabled us to operate profitably during the first and second quarter of 2004; however, the severance aspect of this plan impacted the first quarter’s operating results by approximately $1.6 million pre-tax. We are implementing the second phase of our profit improvement plan, which we anticipate to result in an additional $20 million in annualized savings to be fully realized in 2005. These improvements are expected to be achieved primarily through cost savings in the areas of CMC operations, telecommunications, professional fees, insurance and reduced future interest expense associated with our debt reduction plan.

     Beginning in the third quarter 2004, we expect interest expense to decrease because the Senior Notes have been repaid, which is estimated to result in annualized net, pre-tax interest expense savings of approximately $5 million per year. The Refinancing resulted in a pre-tax charge in the second quarter of $7.6 million, of which approximately $6.4 million is a cash charge related to the Senior Notes make-whole payment discussed further in Liquidity and Capital Resources below and the remaining $1.2 million is a non-cash charge to write-off previously capitalized debt issuance costs. We expect to recoup the $7.6 million up-front charge related to terminating the Senior Notes from the estimated future savings associated from reduced future interest expense.

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

     Production Rate—Revenue is recognized based on the billable hours or minutes of each CSR, as defined in the client contract. The rate per billable hour or minute is based on a predetermined contractual rate, as agreed in the underlying contract. This contractual rate can fluctuate based on our performance against certain pre-determined criteria related to quality and performance.

     Performance-based—Under performance-based arrangements, we are paid by our clients based on achievement of certain levels of sales or other client-determined criteria specified in the client contract. We recognize performance-based revenue by measuring our actual results against the performance criteria specified in the contracts. Amounts collected from clients prior to the performance of services are recorded as deferred revenue.

     Certain programs provide for penalties due to non-compliance with certain obligations as defined in a client contract and also to pay us bonuses when certain criteria are exceeded. Such penalties or bonuses are recorded as a reduction or increase to revenue as incurred. We have certain contracts that are billed in advance and, accordingly, amounts billed but not earned under these contracts are excluded from revenue and included in customer advances and deferred income.

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

     Goodwill. Goodwill is tested for impairment at least annually from reporting units one level below the segment level. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The impairment, if any, is measured based on the estimated fair value of the reporting unit. Fair value can be determined based on discounted cash flows, comparable sales or valuations of other similar businesses. Our policy is to test goodwill for impairment in the fourth quarter of each year, unless an indicator of impairment arises during an intervening quarter.

     The most significant assumptions used in this analysis are those made in estimating future cash flows. In estimating future cash flows, we generally use the financial assumptions in our internal forecasting model such as projected capacity utilization, projected changes in the prices we charge for our services and projected labor costs. We then use a discount rate we consider appropriate for the country where the business unit is providing services. If future actual results differ from the assumptions used in performing the impairment test, the fair value of the reporting units may be significantly lower, causing the carrying value to exceed the fair value and indicating an impairment had occurred. Based on the analysis performed in the fourth quarter of 2003, there was no impairment of the goodwill balance of $30.2 million. For a sensitivity analysis, if projected revenue used in the analysis of goodwill was 10% less than forecast (the projections assumed revenue growth rates ranging from 10% to 26% per annum over a three-year period), there would still be no impairment to goodwill.

     Restructuring Liability. We routinely assess the profitability and utilization of our CMCs. We have in the past and may again in the future, elect to close under-performing centers and make reductions in force, incur a loss, which has been and may in the future be material, to enhance future profitability. We follow SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of upon commitment to a plan.

     A significant assumption used in determining the amount of estimated liability for closing CMCs is the estimated liability for future lease payments on vacant centers, which we determine based on a third party broker’s assessment of our ability to successfully negotiate early termination agreements with landlords and/or our ability to sublease the premises. If our assumptions regarding early termination and the timing and amounts of anticipated sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in our Consolidated Statements of Operations. See Note 10 to the Condensed Consolidated Financial Statements for an analysis of activity in the restructuring liability reserve.

     Impairment of Long-Lived Assets. During the year, we evaluate the carrying value of our individual CMCs in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to evaluate whether future operating results are sufficient to recover the carrying costs of these long-lived assets. When the operating results of a center have reasonably progressed to a point making it likely that the site will continue to sustain losses in the future, or there is a current expectation that a CMC will be closed or otherwise disposed of before the end of its previously estimated useful life, we select the center for further review.

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

     A sensitivity analysis of the impairment that would arise assuming that future revenue was 10% less than projected in the probability-weighted projection scenarios (that had annual revenue growth rates ranging from negative to 73% based on management expectations and available capacity) and the assumed margins were held constant, is summarized below (dollars in thousands):

			Impairment
	Net		Under
	Book	Number	Sensitivity
	Value	Of CMCs	Test
Tested based on Two Year Rule
Positive cash flow in period	$67,209	43	$—
Negative cash flow in period	$2,277	1	$—
Not tested based on Two Year Rule
Positive cash flow in period	$3,509	13	$—
Negative cash flow in period	$9,791	9	$7,071
Total
Positive cash flow in period	$70,718	39	$—
Negative cash flow in period	$12,068	25	$7,071

     Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts to reserve for uncollectible accounts receivable. Each quarter, management reviews the receivables on an account-by-account basis and assigns a probability of collection. Management judgment is used in assessing the probability of collection. Factors considered in making this judgment are the age of the identified receivable, client financial wherewithal, previous client history and any recent communications with the client.

RESULTS OF OPERATIONS

Operating Review

     The following table is presented to facilitate Management’s Discussion and Analysis (dollars in thousands):

	Three Months Ended June 30,
		% of		% of
	2004	Revenue	2003	Revenue	$ Change	% Change
Revenue:
North American Customer Care	$160,986	60.8%	$151,987	63.3%	$8,999	5.9%
International Customer Care	79,073	29.9%	62,421	26.0%	16,652	26.7%
Database Marketing and Consulting	24,689	9.3%	25,587	10.7%	(898)	(3.5)%

	$264,748	100.0%	$239,995	100.0%	$24,753
Costs of Services:
North American Customer Care	$118,497	73.6%	$121,335	79.8%	$(2,838)	(2.3)%
International Customer Care	65,360	82.7%	52,635	84.3%	12,725	24.2%
Database Marketing and Consulting	10,412	42.2%	12,596	49.2%	(2,184)	(17.3)%

	$194,269	73.4%	$186,566	77.7%	$7,703
Selling, General and Administrative:
North American Customer Care	$17,066	10.6%	$18,253	12.0%	$(1,187)	(6.5)%
International Customer Care	13,899	17.6%	15,003	24.0%	(1,104)	(7.4)%
Database Marketing and Consulting	7,812	31.6%	10,866	42.5%	(3,054)	(28.1)%

	$38,777	14.6%	$44,122	18.4%	$(5,345)
Depreciation and Amortization:
North American Customer Care	$7,499	4.7%	$8,252	5.4%	$(753)	(9.1)%
International Customer Care	4,276	5.4%	3,816	6.1%	460	12.1%
Database Marketing and Consulting	2,431	9.8%	2,421	9.5%	10	0.4%

	$14,206	5.4%	$14,489	6.0%	$(283)
Restructuring Charges, net:
North American Customer Care	$180	0.1%	$723	0.5%	$(543)	(75.1)%
International Customer Care	192	0.2%	1,018	1.6%	(826)	(81.1)%
Database Marketing and Consulting	(50)	(0.2)%	—	0.0%	(50)	(100.0)%

	$322	0.1%	$1,741	0.7%	$(1,419)
Impairment Loss:
North American Customer Care	$—	—	$3,955	2.6%	$(3,955)	(100.0)%
International Customer Care	2,641	3.3%	3,000	4.8%	(359)	(12.0)%
Database Marketing and Consulting	—	—	—	0.0%	—	0.0%

	$2,641	1.0%	$6,955	2.9%	$(4,314)
Income (Loss) from Operations:
North American Customer Care	$17,744	11.0%	$(531)	(0.3)%	$18,275	(3441.6)%
International Customer Care	(7,295)	(9.2)%	(13,051)	(20.9)%	5,756	(44.1)%
Database Marketing and Consulting	4,084	16.5%	(296)	(1.2)%	4,380	(1479.7)%

	$14,533	5.5%	$(13,878)	(5.8)%	$28,411
Other Income (Expense):	$(8,869)	(3.3)%	$(5,011)	(2.1)%	$(3,858)	77.0%
Provision for Income Taxes:	$3,653	1.4%	$24,520	10.2%	$(20,867)	(85.1)%

	Six Months Ended June 30,
		% of		% of
	2004	Revenue	2003	Revenue	$ Change	% Change
Revenue:
North American Customer Care	$321,070	60.5%	$316,095	65.0%	$4,975	1.6%
International Customer Care	159,753	30.1%	115,391	23.8%	44,362	38.4%
Database Marketing and Consulting	50,053	9.4%	54,298	11.2%	(4,245)	(7.8)%

	$530,876	100.0%	$485,784	100.0%	$45,092
Costs of Services:
North American Customer Care	$243,873	76.0%	$252,164	79.8%	$(8,291)	(3.3)%
International Customer Care	131,199	82.1%	97,874	84.8%	33,325	34.0%
Database Marketing and Consulting	21,609	43.2%	26,429	48.7%	(4,820)	(18.2)%

	$396,681	74.7%	$376,467	77.5%	$20,214
Selling, General and Administrative:
North American Customer Care	$34,338	10.7%	$32,768	10.4%	$1,570	4.8%
International Customer Care	27,716	17.3%	27,436	23.8%	280	1.0%
Database Marketing and Consulting	17,690	35.3%	20,150	37.1%	(2,460)	(12.2)%

	$79,744	15.0%	$80,354	16.5%	$(610)
Depreciation and Amortization:
North American Customer Care	$16,511	5.1%	$15,826	5.0%	$685	4.3%
International Customer Care	8,754	5.5%	7,302	6.3%	1,452	19.9%
Database Marketing and Consulting	4,923	9.8%	4,735	8.7%	188	4.0%

	$30,188	5.7%	$27,863	5.7%	$2,325
Restructuring Charges, net:
North American Customer Care	$865	0.3%	$135	0.0%	$730	540.7%
International Customer Care	732	0.5%	1,018	0.9%	(286)	(28.1)%
Database Marketing and Consulting	567	1.1%	—	0.0%	567	100.0%

	$2,164	0.4%	$1,153	0.2%	$1,011
Impairment Loss:
North American Customer Care	$—	—	$3,955	1.3%	$(3,955)	(100.0)%
International Customer Care	2,641	1.7%	3,000	2.6%	(359)	(12.0)%
Database Marketing and Consulting	—	—	—	0.0%	—	0.0%

	$2,641	0.5%	$6,955	1.4%	$(4,314)
Income (Loss) from Operations:
North American Customer Care	$25,483	7.9%	$11,247	3.6%	$14,236	126.6%
International Customer Care	(11,289)	(7.1)%	(21,239)	(18.4)%	9,950	(46.8)%
Database Marketing and Consulting	5,264	10.5%	2,984	5.5%	2,280	76.4%

	$19,458	3.7%	$(7,008)	(1.4%)	$26,466
Other Income (Expense):	$(10,136)	(1.9)%	$(6,918)	(1.4)%	$(3,218)	46.5%
Provision for Income Taxes:	$5,908	1.1%	$26,456	5.4%	$(20,548)	(77.7)%

We expect that the percentage of Income from Operations to Revenue as shown above for the first six months of the year will approximate the percentage for the year ended December 31, 2004.

Financial Comparison

     The following tables are a condensed presentation of the components of the changes in net income between the three and six month periods ended June 30, 2004 and 2003 designed to facilitate the discussion of results in this Form 10-Q (all amounts are approximate and in thousands):

	Quarter-to-date	Year-to-date
Current period (2004) reported net income	$2,053	$3,662
Prior period (2003) reported net income	(43,700)	(40,935)

Difference	$45,753	$44,597

Explanation:
Net increase to income from operations excluding items separately identified below:	$25,953	$36,462
Operating results of new international markets	(2,214)	(3,529)
Impact of declining minimum commitments discussed in Client Concentrations	(4,837)	(9,560)
Change in restructuring charges, net	1,419	(1,011)
Change in impairment losses	4,314	4,314
Change in use tax accruals	4,769	4,769
Termination of United States Postal Services contract	(660)	(3,060)
Reversal of prior year bonus accruals in prior periods	—	(1,118)
Decrease (increase) in net interest expense	15	(1,188)
Debt refinancing charges	(7,646)	(7,646)
Increase in grant income	494	1,369
Change in foreign currency transaction losses / gains	2,838	3,093
Other	441	1,154
Tax Items
Deferred tax valuation allowance and other	31,534	32,115
Tax impact of above	(10,667)	(11,567)

	$45,753	$44,597

     The table below presents workstation data for multi-client centers as of June 30, 2004 and December 31, 2003. Dedicated and Managed Centers have been excluded (10,549 production workstations as of June 30, 2004), as any unused seats in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations.

June 30, 2004			December 31, 2003
Total Production	In	% in	Total Production	In	% in
Workstations	Use	Use	Workstations	Use	Use
14,987	9,130	61%	12,575	8,789	70%

     The decline in the utilization percentage shown above is partially attributable to the recent opening of two new centers which have not been fully utilized as of June 30, 2004. The utilization percentage excluding these two new centers is 65%. As mentioned above, we have begun operations in new international markets. As the capacity utilization of these centers is low during the start-up stage, we have operated at a loss of approximately $2.2 million and $3.5 million for the three and six month periods ended June 30, 2004, respectively. The remaining decline is principally due to execution of our plan to eliminate programs with undesirable profit margins.

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

Three-Month Period Ended June 30, 2004 Compared to June 30, 2003

Revenue. The increase in North American Customer Care revenue was primarily due to new client programs, increases in revenue in certain client programs and increases in net bonuses earned under client contracts of approximately $2.0 million; partially offset by a decline in revenue at Percepta (a consolidated joint venture with Ford Motor Company), loss of client programs and loss of revenue discussed in Client Concentrations on page 30. The incurrence of a penalty or receipt of a bonus can have a material impact on an individual quarter’s results and no assurance can be given that the results of these items for the three months ended June 30, 2004 are representative of future quarters.

     Approximately 20% of the increase in International Customer Care revenue between periods is due to changes in foreign currency exchange rates. Of the remaining increase, the majority relates to additional programs from existing and new client programs in Spain and Latin America.

     Database Marketing and Consulting revenue decreased primarily due to a decrease in the customer base as well as decreased sales to existing customers.

Cost of Services. Costs of services as a percentage of revenue in North American Customer Care decreased mostly due to an improvement in margins with a significant North American Customer Care Program, an increase in net bonuses with certain client programs and the result of our profit improvement initiatives described above; offset by the loss of revenue in a major client’s minimum commitments discussed in Client Concentrations on page 30. The terms of the contract with a significant North American Customer Care Program contemplated work being transitioned from existing high cost locations to lower labor cost markets over time. Accordingly, the hourly rate paid to us by the client declined during the first two years of the contract period (eventually leveling off for the remainder of the contract) based on a transition plan. During the prior year period, due to higher call volumes than originally anticipated, we did not transition work to lower cost markets as quickly as the original plan contemplated. We completed the transition plan late in 2003, which is leading to improvements in margins.

     The decrease in costs of services as a percentage of revenue in International Customer Care between periods occurred in all regions except Asia Pacific, which increased. The overall decrease is the result of terminating several unprofitable contracts, renegotiations of unfavorable contract terms and reductions in force. The increase in cost of services as a percentage of revenue in the Asia Pacific region is caused by increased costs related to a new client launch and the increased costs of entering into a new market in that region. In absolute dollars, 28% of the increase in costs of services in International Customer Care is due to changes in foreign currency exchange rates.

     Costs of services as a percentage of revenue for Database Marketing and Consulting has decreased from prior periods mostly due to a decrease in postage and printing caused by large direct mail promotions in the prior year.

Selling, General and Administrative. The decrease in selling, general and administrative expenses as a percentage of revenue for North American Customer Care is primarily due to the increase in revenue between periods as a significant amount of selling, general and administrative expenses are fixed in nature and our focus on cost control. In absolute dollars, selling, general and administrative expenses decreased from the prior year due to decreased salaries and related expenses, legal, insurance and consulting due to cost cutting initiatives offset by additional consulting expense related to provisions of the implementing Sarbanes-Oxley Act and increases in salaries and related expenses due to headcount additions in sales, marketing and client program management.

     Selling, general and administrative expenses as a percentage of revenue for International Customer Care decreased as a percentage of revenue due to the increase in revenue between periods as a significant amount of selling, general and administrative expenses are fixed in nature. In absolute dollars, the decrease between periods was the result of cost reduction initiatives offset by changes in foreign currency exchange rates.

     The decrease in selling, general and administrative expenses as a percentage of revenue for Database Marketing and Consulting is due to a change in the estimated liability for sales and use tax of $5.2 million. Excluding the impact of that change, move from a charge in 2003 to a credit in 2004, and a reclassification of a marketing expense, selling, general and administrative expenses were $7.2 million and $9.1 million for the three months ended June 30, 2003 and 2004, respectively. The increase in these adjusted amounts was due to increases in payroll and related expenses.

Depreciation and Amortization. In absolute dollars, depreciation expense in North American Customer Care decreased between periods mostly due to a decrease in depreciation following the closure of facilities offset by additions of property and technology equipment and new sites. The increase in depreciation expense in International Customer Care was due to changes in foreign currency exchange rates and the additions of property and equipment in Brazil as a result of new client programs and sites.

Restructuring and Impairment Charges. During the three months ended June 30, 2004, we recognized approximately $0.4 million of termination benefits for certain employees primarily in the Customer Care segments.

     During the three months ended June 30, 2004, the Company determined that its CMC in Glasgow would not generate sufficient undiscounted cash flows to recover the net book value of its assets. As a result, the Company’s International Customer Care segment recorded a charge of approximately $2.6 million to reduce the net book value of this long-lived asset to its estimated fair value.

     During the three months ended June 30, 2003, the North American Customer Care segment recorded restructuring charges of approximately $0.9 million relate do the closure of its Kansas City, Kansas facility being used to service the USPS. These charges consisted of a fee paid to the landlord for the early termination of the lease along with an accrual for a grant from the State of Kansas that will have to be repaid. The repayment amount is currently under negotiation and the amount accrued continues to represent management’s best estimate of what will be paid. The charges for the closure of Kansas City were partially offset by the reversal of approximately $0.2 million which represents an excess accrual related to a 2002 restructuring.

     During the three months ended June 30, 2003, the International Customer Care segment recorded restructuring charges of approximately $1.0 million for severance and other termination benefits related to a reduction in force of approximately 120 administrative employees in Mexico.

     During the three months ended June 30, 2003, the North American Customer Care segment recorded an impairment loss of approximately $4.0 million to reduce the net book value of the long-lived assets of its Kansas City customer management center to their fair market value.

     During the three months ended June 30, 2003, the International Customer Care segment recorded an impairment loss of $3.0 million to reduce the net book value of the long-lived assets of its Mexico City customer management center to their fair market value.

     See also discussion of possible future impairments under Critical Accounting Policies.

Other Income (Expense). Interest expense, net of interest income, in the three months ended June 30, 2004 is approximately the same as the corresponding prior quarter. As a result of the Senior Notes’ prepayment discussed in Note 5 of the accompanying Condensed Consolidated Financial Statements, we were required to pay an additional $6.4 million under a make-whole provision (which, along with a $1.2 million non-cash write-off of deferred costs on the former Revolver and Senior Notes, was recorded as a charge to debt restructuring charges). As discussed in the Executive Overview, we expect future annual net interest expense to decline beginning in the third quarter of 2004. Primarily as a result of fluctuations in the exchange rate in Canada, we recognized $0.6 million of an exchange rate gain during the three months ended June 30, 2004 compared to a $2.2 million exchange rate loss in the corresponding period in the prior year. During the three months ended June 30, 2004, we recognized approximately $0.5 million of grant income.

Income taxes. The effective tax rate for the three months ended June 30, 2004 was 64.5% as described in Note 7 to the accompanying Condensed Consolidated Financial Statements. For succeeding quarters, our effective tax rate will be affected by many factors including (i) the amount and placement of new business into tax jurisdictions with valuation allowances and without valuation allowances and (ii) the impact of tax refunds that we might realize from various tax planning strategies and filing positions we are pursuing. At this time, our estimate of the annual 2004 effective tax rate is in the range of 40% to 50%, exclusive of any final tax refunds from future tax planning strategies and filing positions.

Six-Month Period Ended June 30, 2004 Compared to June 30, 2003

Revenue. The increase in North American Customer Care revenue between periods was primarily due to new client programs, increases in revenue in certain client programs and increases in net bonuses earned under client contracts of approximately $2.0 million offset by declines in revenue at Percepta, loss of client programs (including United States Postal Service) and loss of revenue discussed in Client Concentrations on page 30.

     Approximately one-third of the increase in International Customer Care revenue between periods is due to changes in foreign currency exchange rates. Approximately one-third occurred in Spain due to additional programs from an existing client and the remainder is a result of new client programs in Latin America.

     Database Marketing and Consulting revenue decreased primarily due to a decrease in the customer base as well as decreased sales to existing customers.

Cost of Services. Costs of services as a percentage of revenue in North American Customer Care decreased mostly due to an improvement in margins with a significant North American Customer Care Program (see quarter-to-date explanation) and an increase in net bonuses with certain client programs offset by the loss of revenue in a major client’s minimum commitments discussed in Client Concentrations on page 30.

     The decrease in costs of services as a percentage of revenue in International Customer Care between periods occurred in the majority of the regions offset by an increase in Asia Pacific. The decrease is the result of terminating several unprofitable contracts, renegotiations of unfavorable contract terms and reductions in force. The increase in cost of services as a percentage of revenue in the Asia Pacific region is caused by increased costs related to a new client launch and the increased costs of entering into a new market in that region. In absolute dollars, 38% of the increase in costs of services in International Customer Care is due to changes in foreign currency exchange rates.

     Costs of services as a percentage of revenue for Database Marketing and Consulting has decreased from prior periods mostly due to a decrease in postage and printing caused by two direct mail promotions in the prior year.

Selling, General and Administrative. The decrease in selling, general and administrative expenses as a percentage of revenue for North American Customer Care is primarily due to the increase in revenue between periods as a significant amount of selling, general and administrative expenses are fixed in nature. In absolute dollars, selling, general and administrative expenses decreased from prior year due to decreased salaries and related expenses, legal, insurance and consulting due to cost cutting initiatives offset by additional consulting expense related to implementing provisions of the Sarbanes-Oxley Act, bonus reversals in the quarter ended March 31, 2003, and increases in salaries and related expenses due to headcount additions in sales, marketing and client program management. In the first quarter of 2003, we determined that the 2002 bonus would not be paid in full and, accordingly, reversed approximately $1.1 million of bonus accrual from 2002.

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

     The decrease in selling, general and administrative expenses as a percentage of revenue for Database Marketing and Consulting is due to a change in estimate for potential sales and use tax liabilities of $5.2 million. Excluding the impact of the change in the sales and use tax liability, selling, general and administrative expenses were $16.4 million and $19.0 million for the three months ended June 30, 2003 and 2004, respectively. This reduction was offset by increases in payroll and related expenses and the reversal of bonuses in the prior year discussed above.

Depreciation and Amortization In absolute dollars, depreciation expense in North American Customer Care increased between periods mostly due to additions of property and technology equipment and new sites offset by a decrease in depreciation following the closure of facilities. The increase in depreciation expense in International Customer Care was due to changes in foreign currency exchange rates and the additions of property and equipment in Brazil as a result of new client programs and sites.

Restructuring and Impairment Charges. During the six months ended June 30, 2004, we recognized approximately $2.0 million of termination benefits for approximately 110 employees, across all three segments. In addition, the Company recognized $0.4 million of termination benefits for approximately 500 employees at a center in Topeka, Kansas that closed in April 2004.

     During the six months ended June 30, 2004, the Company determined that its CMC in Glasgow would not generate sufficient undiscounted cash flows to recover the net book value of its assets. As a result, the Company’s International Customer Care segment recorded a charge of approximately $2.6 million to reduce the net book value of this long-lived asset to its net realizable value.

     During the six months ended June 30, 2003, the North American Customer Care segment recorded restructuring charges of approximately $0.9 million related to the closure of its Kansas City, Kansas facility being used to service the USPS. These charges consist of a fee paid to the landlord for the early termination of the lease along with an accrual for a grant from the State of Kansas that will have to be repaid. The repayment amount is currently under negotiation and the amount accrued represents management’s best estimate of what will be paid. Additionally, the North American Customer Care segment also recorded approximately $0.4 million for the termination of 591 employees related to the shut down of a managed center in Atlanta, Georgia in March 2003. The charges for the closure of Kansas City and Atlanta were partially offset by the reversal of approximately $1.2 million of excess accruals related to 2002 restructurings.

     During the three months ended June 30, 2003, the International Customer Care segment recorded restructuring charges of approximately $1.0 million for severance and other termination benefits related to a reduction in force of approximately 120 administrative employees in Mexico.

     During the six months ended June 30, 2003, the North American Customer Care segment recorded an impairment loss of approximately $4.0 million to reduce the net book value of the long-lived assets of its Kansas City customer management center to their fair market value.

     During the six months ended June 30, 2003, the International Customer Care segment recorded an impairment loss of $3.0 million to reduce the net book value of the long-lived assets of its Mexico City customer management center to their fair market value.

     See also discussion of possible future impairments under Critical Accounting Policies.

Other Income (Expense). Interest expense, net of interest income, increased from $3.3 million to $4.5 million. Interest expense increased as a result of a higher debt balances in 2004 compared to 2003 due to borrowings related to the purchase of the corporate headquarters building in February 2003. In addition, the interest rates on the majority of our debt increased in August 2003 as a result of amending our debt agreements due to violations of debt covenants. As a result of the Senior Notes’ prepayment discussed in Note 5 of the accompanying Condensed Consolidated Financial Statements, we were required to pay an additional $6.4 million under a make-whole provision (which, along with a $1.2 million non-cash write-off of deferred costs on the former Revolver and Senior Notes, was recorded as a charge to debt restructuring charges). As discussed in the Executive Overview, we expect future annual net interest expense to decline beginning in the third quarter of 2004 due to the Refinancing on June 16, 2004. Primarily as a result of fluctuations in the exchange rate in Canada, we recognized $0.5 million of an exchange rate gain during the three months ended June 30, 2004 compared to a $2.6 million exchange rate loss in the corresponding period in the prior year. During the three months ended June 30, 2004, we recognized approximately $1.4 million of grant income.

Income taxes. The effective tax rate for the six months ended June 30 of 2004 was 63.4% as described in Note 7 to the accompanying Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Cash Requirements

     Our primary future cash requirements in the accompanying Condensed Consolidated Financial Statements are shown in the following table of contractual obligations at June 30, 2004, (amounts in thousands):

	Less than			Over
Contractual Obligations	1 year	2-3 years	4-5 years	5 years	Total
Long-term debt[1]	$484	$240	$—	$—	$724
Capital lease obligations[1]	283	70	—	—	353
Line of credit[1]	—	64,200	—	—	64,200
Grant advances[1]	—	—	—	7,303	7,303
Purchase obligations[2]	23,807	26,260	13,501	5,000	68,568
Operating lease commitments[2]	17,575	41,143	28,723	65,122	152,563

Total	$42,149	$131,913	$42,224	$77,425	$293,711

[1]	Reflected on accompanying Condensed Consolidated Balance Sheets.

[2]	Not reflected on accompanying Condensed Consolidated Balance Sheets.

     Long-term debt relates primarily to four small loans. Capital lease obligations relate primarily to equipment leases that are less than three years in term. The line of credit relates to our new Credit Facility, which is described in more detail below. Grant advances are primarily related to a grant from Invest Northern Ireland as discussed in Note 6 to the Condensed Consolidated Financial Statements. Purchase obligations are contractual commitments we have to purchase a variety of goods and services. Operating lease commitments relate primarily to facility leases for our CMCs, the lease terms for which range from 3 to 20 years.

     In addition, our liquidity requirements include cash-related expenses associated with costs of services and selling, general and administrative expenses, as well as interest expense and income tax expense. In the second quarter of 2004, payroll-related expenses, telecommunications costs and facility lease expenses comprised approximately 86.8% of costs of services and selling, general and administrative expenses combined, with payroll-related expenses comprising the largest component of the total (approximately 78.9%). Given the nature of our client agreements, the majority of payroll-related expenses are semi-variable in nature and fluctuate with increases or decreases in call volumes related to client projects.

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

     Capital expenditure commitments and other cash requirements. Our cash requirements also include capital expenditures primarily related to ongoing maintenance, upgrades or replacement of existing assets, and the development and retrofit of new CMCs. We used $22.1 million in investing activities in the six-months ended June 30, 2004, primarily related to the purchase of property and equipment and the development of new CMCs. We used $61.0 million in investing activities in the six-months ended June 30, 2003, primarily related to the $38.2 million acquisition of our corporate headquarters, the development of new CMCs and, to a lesser extent, capitalized software costs related to our Database Marketing and Consulting segment.

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

     In April 2003, we announced a joint venture agreement with Bharti Enterprises Limited (“Bharti”) to provide in-country and offshore customer management solutions in India. Under terms of the agreement, we participate with Bharti in a joint venture known as TeleTech Services India Private Limited (“TeleTech India”). Each party initially had a 50% ownership interest in TeleTech India with TeleTech having the ability to acquire up to 80% of the venture. In February 2004, we acquired an additional 10% interest in TeleTech India, bringing our total ownership interest in TeleTech India to 60% and as a result, we began to consolidate TeleTech India.

      During the first quarter of 2000, we formed Percepta with Ford Motor Company (“Ford”). Percepta was formed to provide global customer management solutions to Ford and other automotive companies. Under the joint venture operating agreement, we have the right to require Ford to purchase our interest in Percepta at fair market value at any time after December 31, 2004. Ford also has the right to require us to sell our interest in Percepta at fair market value at any time after December 31, 2004. The net book value of Percepta as of June 30, 2004 is approximately $16 million. For the six-months ended June 30, 2004 and 2003, Percepta reported revenue of $40.4 million and $47.0 million, respectively, and income from operations of $1.8 million and $2.4 million, respectively.

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

     As discussed above, during the first quarter 2003 we used proceeds from our Revolver to acquire our corporate headquarters building, previously financed under a synthetic lease agreement. The sale or refinancing of the corporate headquarters building may result in the Company recognizing a loss on the sale of the property, as we believe the current fair market value may be less than the book value.

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

     Sources of Cash

     Operations. Our primary capital resources are net cash provided by operating activities and proceeds from financing activities. Cash provided by operating activities was $16.7 million in the first half of 2004 compared to cash used of $9.8 million in the same period of 2003. The improvement in cash provided by operating activities is due mainly to the improvement in income from operations of $26.5 million in the first half of 2004 compared to the same period in 2003. Cash provided by operating activities in the first half of 2004 consists of net income of $3.7 million before adjustments for depreciation and amortization, deferred taxes on income, changes in working capital and the impairment of certain fixed assets. The effect of the change in working capital accounts and other assets and liabilities on the accompanying Condensed Consolidated Statements of Cash Flows between years of approximately $6.0 million had a minimal impact on cash provided by operating activities. The change in accounts receivable is primarily the result of an increase in days sales outstanding from 51 days as of December 31, 2003 to 57 days as of June 30, 2004.

     Financing. We currently have one main debt instrument that provides cash from financing activities. Cash used in financing activities in the six-months ended June 30, 2004 was $59.4 million, of which $5.0 million related to the repurchase of the Company’s common stock and $5.8 million for the repayment of a grant advance. The remainder was mostly due to a refinancing of our debt as discussed in the Executive Overview above.

     Our Credit Facility, which includes certain customary financial covenants, may be used for general corporate purposes, including refinancing of debt, working capital and acquisition financing. The Credit Facility accrues interest at a rate based on either (1) the Prime Rate, defined as the higher of the lender’s prime rate or the Federal Funds Rate plus 0.50%, or (2) LIBOR, at the Company’s option. The interest rate will vary based on the Company’s leverage ratio as defined in the agreement. At June 30, 2004, the blended interest rate was 3.1% per annum. In addition, a commitment fee will be charged on a quarterly basis on the unused portion of the Credit Facility. On December 12, 2000, the Company entered into an interest rate swap in which the Company receives LIBOR and pays fixed rate interest of 6.20% on $38.2 million of debt (See Note 9 to the Condensed Consolidated Financial Statements for further information). The Credit Facility matures May 4, 2007; however, we may request a one-year extension of the maturity date, subject to approval by the lenders.

     Subsequent to quarter end, we reduced the balance of $64.2 million to $48.2 million.

     During the six months ended June 30, 2004, Percepta paid $1.8 million in dividends to the minority interest partner in Percepta and $2.2 million to us. Assuming Percepta continues to operate profitably, we believe Percepta will continue to pay dividends in 2004 at approximately the same level as in the first half of 2004. As a result, we expect the joint venture to pay up to $3.6 million to the minority interest partner during 2004 and $4.4 million to us.

     Debt Instruments and Related Covenants

     The Credit Facility is secured by 100% of our domestic accounts receivable and a pledge of 65% of capital stock of all our material foreign subsidiaries, as defined in the agreement.

     As of June 30, 2004, we have a derivative liability associated with an interest rate swap agreement of approximately $2.7 million, which is reflected in other liabilities in the accompanying Condensed Consolidated Balance Sheets. In the event we elect to terminate the swap, the above-mentioned liability would be settled with cash and a charge to operations recorded.

CLIENT CONCENTRATIONS

     Our five largest clients accounted for 50.0% and 51.2% of our revenue for the six months ended June 30, 2004 and 2003, respectively. In addition, these five clients accounted for an even greater share of our consolidated earnings. The profitability of our agreements with these clients vary greatly based upon the specific contract terms with any particular client, and the relative contribution of any single client to our consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis. Although we have historically renewed most of our contracts with our largest customers, there is no assurance that future contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts.

     Under the terms of the original contract with Verizon Communications (“Verizon”) relating to its Competitive Local Exchange Carrier (“CLEC”) business, there were certain minimum monthly volume commitments at pre-determined hourly billing rates (“Minimum Commitments”). As previously reported, when the CLEC work was redirected to other Verizon business units during 2001, Verizon continued to honor the contractual terms of its Minimum Commitments. While the terms negotiated by these business units were generally at lower hourly billing rates (“Base Rates”) than the Minimum Commitments, Verizon continued to meet its financial obligations associated with the Minimum Commitments through the first quarter of 2004. In certain instances, the Base Rates exceed current market rates for similar services and upon contract expiration, if the contracts are renewed, we expect the rates it receives for our services in the future to be less than the Base Rates. In some instances, volume associated with new work is also offset against the Minimum Commitments. In addition, certain Minimum Commitments were bought out with cash and these settlement payments are being amortized over the life of such Minimum Commitments. The majority of the Minimum Commitments had been satisfied by December 31, 2003 with the remainder to expire by September 2004 (assuming business volumes continue at current rates). The amount of Minimum Commitments satisfied by Verizon in excess of the Base Rates, together with amortized settlement payments, was $31.5 million for the year ended December 31, 2003. It is expected that this amount will decline to approximately $8.5 million in 2004 and $0 thereafter. There is no cost to the Company associated with the amounts it receives from Verizon for Minimum Commitments in excess of the Base Rates or amortized settlement payments and, accordingly, these amounts impact pre-tax earnings by a like amount.

     A large client in Spain issued a request for proposals in the fourth quarter of 2003. The Company is currently operating under an extension to the original contract while a new agreement is negotiated. This client accounts for 47% of our revenue for the six months ended June 30, 2004 in Spain. We currently expect to retain a significant portion of the present revenue from this client.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FOR THE PERIOD ENDED JUNE 30, 2004

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in U.S. interest rates, LIBOR and foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to its normal operating and funding activities. As of June 30, 2004, the Company has entered into forward financial instruments to manage and reduce the impact of changes in the U.S./Canadian dollar exchange rates with several financial institutions to mitigate a portion of our foreign currency risk. The Company has also entered into an interest rate swap agreement to manage its cash flow risk on the portion of the bank indebtedness used to purchase the corporate headquarters building.

Interest Rate Risk

     The interest on the Company’s Credit Facility is variable based upon LIBOR and, therefore, affected by changes in market interest rates. At June 30, 2004, there was $64.2 million outstanding on the Credit Facility. If LIBOR increased 10%, there would be an immaterial impact to the Company mostly because of the previously discussed interest rate swap. See Note 9 in the Condensed Consolidated Financial Statements for additional information on the interest rate swap.

Foreign Currency Risk

     The Company has wholly owned subsidiaries doing business in Argentina, Australia, Brazil, Canada, China, India, Korea, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore, and Spain. Revenue and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in the exchange rate may positively or negatively affect the Company’s revenue and net income attributable to these subsidiaries. For the six months ended June 30, 2004 and 2003, revenue from non-U.S. countries represented 52% and 41% of consolidated revenue, respectively.

     The Company has contracted with several commercial banks, at no material cost, to acquire a total of $146.2 million Canadian dollars through May 2006 at a fixed price in U.S. dollars of $106.1 million. The Company has derivative assets of $3.3 million associated with foreign exchange contracts, of which approximately $2.1 million relates to Canadian dollar hedge contracts that will settle in 2004. If the U.S./Canadian dollar exchange rate were to increase or decrease 10% from the levels at June 30, 2004, the Company could incur a material gain or loss in the remainder of 2004 on the contracts, which is estimated to range from a loss of $2.5 million to a gain of $6.7 million. The impact of a 10% change in exchange rates for the portion of cash flows not hedged with foreign exchange contracts would be immaterial to our financial results and cash flows.

     A business strategy for the Company’s North American Customer Care segment is to provide service to U.S. based customers from Canadian customer management centers in order to leverage the U.S./Canadian dollar exchange rates. During the six months ended June 30, 2004, the Canadian dollar has weakened against the U.S. dollar by 3.7%. As a result, the Company’s revenue remains constant in U.S. dollars, whereas its costs (which are denominated in Canadian dollars) are decreasing.

     While the Company’s hedging strategy can protect it from changes in the U.S./Canadian dollar exchange rates in the short-term for the majority of its risk, an overall strengthening of the Canadian dollar may adversely impact margins in the Customer Care segment over the long-term.

     Other than the transactions hedged as discussed above, the majority of the transactions of the Company’s U.S. and foreign operations are denominated in the respective local currency while some transactions are denominated in other currencies. For example, the intercompany transactions that are expected to be settled are denominated in the local currency of the billing company. Since the accounting records of the Company’s foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of such a transaction, any foreign currency gain or loss results in an adjustment to income. The Company does not currently engage in hedging activities related to these types of foreign currency risks because it believes this to be insignificant because we endeavor to settle these accounts timely.

Item 4. CONTROLS AND PROCEDURES

Item 4.

CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, our Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004, pursuant to Rule 13a-15(b) under the Exchange Act and based upon that evaluation, our Certifying Officers concluded that these disclosure controls and procedures were effective.

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

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Item 2.

CHANGES IN SECURITIES, USE OF PROCEEDS AND
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet be
	Shares (or Units)	Paid per Share (or	Announced Plans or	Purchased Under the
Period	Purchased	Unit)	Programs (1)	Plans or Programs
4/1/04 to 4/30/04	—	—	—	—
5/1/04 to 5/31/04	—	—	—	—
6/1/04 to 6/30/04	—	—	—	—

(1) In March 2003, we announced a program without an expiration date to repurchase up to $25 million at a share price up to and including $7.50 per share. Through June 30, 2004, we have purchased 1,019,400 shares for a total of $6,098,863.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of Stockholders of TeleTech Holdings, Inc. was held on May 20, 2004.

(b)	All director nominees were elected.

(c)	Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

				Broker Non-
	For	Against	Withheld	Votes
Management Proposals
Increase in the number of shares authorized under TeleTech’s Employee Stock Purchase Plan	60,264,029	1,712,476	11,779	—
Approval of the appointment of independent auditors for 2004	68,175,840	2,279,891	8,740	—
Shareholder Proposal
Adoption of MacBride Principles for TeleTech’s facility in Belfast, Northern Ireland	3,712,312	56,709,595	1,566,377	—
Election of Directors
Director
Kenneth D. Tuchman	69,060,129	—	1,404,342	—
James E. Barlett	70,424,977	—	39,494	—
George H. Heilmeier	69,790,728	—	673,743	—
William A. Linnenbringer	69,791,072	—	673,399	—
Ruth C. Lipper	70,245,483	—	218,988	—
Mark C. Thompson	70,427,234	—	37,237	—
Shirley Young	70,424,781	—	39,690	—
Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

TeleTech’s Current Report on Form 8-K furnished on May 7, 2004 under Item 12, relating to TeleTech’s May 5, 2004 press release announcing first quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC. (Registrant)
Date: August 4, 2004	By:	/s/ KENNETH D. TUCHMAN
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: August 4, 2004	By:	/s/ DENNIS J. LACEY
Executive Vice President and Chief
Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350