Form 10-Q
period 2004-09-30
TELETECH HOLDINGS INC
filed 2004-11-03
CIK 1013880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

There were 74,711,728 shares of common stock with a par value of $0.01 per share outstanding as of October 29, 2004.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

Item 1.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share amounts)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,599	$141,687
Accounts receivable, net	160,330	145,132
Prepaids and other assets	31,101	27,487
Income taxes receivable	1,802	5,243

Total current assets	250,832	319,549
PROPERTY AND EQUIPMENT, net	130,864	148,690
OTHER ASSETS:
Goodwill	30,346	30,200
Contract acquisition costs, net	13,429	16,574
Deferred tax asset	9,090	8,835
Other assets	23,768	27,426

Total assets	$458,329	$551,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,675	$22,822
Accrued employee compensation and benefits	60,481	47,668
Other accrued expenses	30,323	27,492
Customer advances and deferred income	7,712	12,314
Current portion of grant advances	—	11,919
Current portion of long-term debt and capital lease obligations	304	14,824

Total current liabilities	124,495	137,039

LONG-TERM LIABILITIES
Long-term debt, net of current portion:
Capital lease obligations	29	195
Senior notes	—	63,000
Line of credit	7,200	39,000
Other long-term debt	233	268
Grant advances	7,242	—
Other liabilities	8,037	13,601

Total liabilities	147,236	253,103
MINORITY INTEREST	7,769	9,354
STOCKHOLDERS’ EQUITY:
Stock purchase warrants	5,100	5,100
Common stock; $.01 par value; 150,000,000 shares authorized; 74,672,886 and 75,008,100 shares, respectively, issued and outstanding	747	750
Additional paid-in capital	196,892	196,591
Deferred compensation	(98)	(564)
Notes receivable from stockholder	(19)	(111)
Accumulated other comprehensive loss	(6,696)	(6,371)
Retained earnings	107,398	93,422

Total stockholders’ equity	303,324	288,817

Total liabilities and stockholders’ equity	$458,329	$551,274

The accompanying notes are an integral part of these condensed consolidated balance sheets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUE	$256,329	$244,926	$787,205	$730,710

OPERATING EXPENSES:
Costs of services	187,057	181,932	583,738	558,399
Selling, general and administrative expenses	43,072	37,372	122,816	117,726
Depreciation and amortization	14,304	15,173	44,492	43,036
Restructuring charges, net	(54)	1,325	2,110	2,478
Impairment losses	—	—	2,641	6,955

Total operating expenses	244,379	235,802	755,797	728,594

INCOME FROM OPERATIONS	11,950	9,124	31,408	2,116

OTHER INCOME (EXPENSE):
Interest expense	(2,766)	(3,107)	(8,265)	(7,354)
Interest income	2,264	509	3,281	1,462
Debt restructuring charges	(2,756)	—	(10,402)	—
Other	158	433	2,150	(3,191)

	(3,100)	(2,165)	(13,236)	(9,083)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	8,850	6,959	18,172	(6,967)
Provision (benefit) for income taxes	(1,396)	4,409	4,512	30,865

INCOME (LOSS) BEFORE MINORITY INTEREST	10,246	2,550	13,660	(37,832)
Minority interest	68	(470)	316	(1,023)

NET INCOME (LOSS)	$10,314	$2,080	$13,976	$(38,855)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	74,612	74,169	74,733	74,148
Diluted	75,944	74,673	75,909	74,148
NET INCOME (LOSS) PER SHARE:
Basic	$0.14	$0.03	$0.19	$(0.52)
Diluted	$0.14	$0.03	$0.18	$(0.52)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,976	$(38,855)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,492	43,036
Amortization of acquired contract costs	3,145	3,146
Minority interest	(316)	1,023
Bad debt expense	1,520	2,893
Deferred income taxes	(2,971)	23,177
Impairment losses	2,641	6,955
Loss on disposal of assets	436	892
Tax benefit from stock option exercises	971	13
Other	246	436
Changes in assets and liabilities:
Accounts receivable	(17,153)	(8,227)
Prepaids and other assets	1,850	(7,412)
Accounts payable and accrued expenses	15,632	11,240
Customer advances and deferred income	(4,602)	(8,361)

Net cash provided by operating activities	59,867	29,956

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(26,151)	(69,635)
Acquisition of a business	—	(1,868)
Investment in joint venture	(310)	(1,538)
Capitalized software costs	(2,241)	(3,801)
Purchases of short-term investments	(30,000)	—
Proceeds from sales of short-term investments	30,000	—
Other	(171)	23

Net cash used in investing activities	(28,873)	(76,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	85,506	39,000
Payments on lines of credit	(116,300)	—
Payments on long-term debt and capital lease obligations	(77,854)	(3,385)
Debt refinancing fees	(1,000)	—
Payment on grant advances	(5,780)	—
Payments from a minority shareholder	1,742	—
Payments to a minority shareholder	(2,700)	(2,700)
Proceeds from employee stock purchase plan	—	765
Proceeds from exercise of stock options	4,081	359
Purchases of treasury stock	(5,000)	(1,166)

Net cash (used in) provided by financing activities	(117,305)	32,873

Effect of exchange rate changes on cash	2,223	(3,819)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(84,088)	(17,809)
CASH AND CASH EQUIVALENTS, beginning of period	141,687	144,792

CASH AND CASH EQUIVALENTS, end of period	$57,599	$126,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

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

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position at September 30, 2004, and the results of operations and cash flows of the Company and its subsidiaries for the three and nine months ended September 30, 2004 and 2003. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

          The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain 2003 amounts have been reclassified to conform to the 2004 presentation, principally reclassification of certain costs from selling, general and administrative expenses to costs of services to better report direct program costs and to separate interest expense from interest income as summarized below (in thousands).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2003
As originally reported:
Costs of services	$176,957	$172,380	$167,817	$185,456	$702,610
Selling, general and administrative	49,176	58,308	51,487	51,274	210,245
Interest, net	(1,183)	(2,111)	(2,598)	(3,210)	(9,102)
As reclassified:
Costs of services	$189,901	$186,566	$181,932	$200,119	$758,518
Selling, general and administrative	36,232	44,122	37,372	36,611	154,337
Interest expense	(1,795)	(2,452)	(3,107)	(3,529)	(10,883)
Interest income	612	341	509	319	1,781

Certain 2004 amounts have been reclassified to conform to the new presentation as summarized below.

	First Quarter	Second Quarter
As originally reported:
Interest, net	$(2,386)	$(2,096)
As reclassified:
Interest expense	$(2,949)	$(2,550)
Interest income	563	454

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

          It is a Company strategy to garner additional business through the lower cost opportunities offered by certain international countries. Accordingly, the Company provides services to certain U.S. clients from CMCs in Argentina, Canada, India, Mexico and the Philippines. Under this arrangement, while the U.S. subsidiary invoices and collects from the end client, the U.S. subsidiary also enters into a contract with the foreign subsidiary to reimburse the foreign subsidiary for their costs plus a reasonable profit. As a result, a portion of the profits from these client contracts is recorded in the U.S. while a portion is recorded in the foreign location. For U.S. clients being served from Canadian locations, India and the Philippines, which represent the majority of these arrangements, the profits all remain within the North American Customer Care segment. For U.S. clients being served from other countries, a portion of the profits is reflected in the International Customer Care segment. For the nine months ended September 30, 2004 and 2003, approximately $2.5 million and $1.2 million, respectively, of income from operations in the International Customer Care segment were generated from these arrangements. There are also situations where certain foreign subsidiaries will contract with other foreign subsidiaries to serve client contracts. In these situations, while the profits are partially recorded in each country, on a segment basis they are all reflected in the International Customer Care segment.

          In January 2004, the Company adopted the practice of allocating corporate operating expenses to segments based upon estimates of usage of corporate resources through the following methods: an hourly rate applied to services utilized, consolidated full-time equivalents, consolidated headcount, or the segments’ respective pro rata percentage of consolidated costs of services. In prior periods, corporate operating expenses were allocated to segments based upon the segments’ respective pro rata percentage of consolidated revenue. The information for the three and nine months ended September 30, 2003 has been restated to reflect this change.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(in thousands)
Revenues:
North American Customer Care	$155,369	$151,740	$476,439	$467,835
International Customer Care	76,625	64,717	236,378	180,108
Database Marketing and Consulting	24,335	28,469	74,388	82,767

Total	$256,329	$244,926	$787,205	$730,710

Income (Loss) from Operations:
North American Customer Care	$13,729	$15,163	$39,212	$26,411
International Customer Care	(2,898)	(9,065)	(14,187)	(30,304)
Database marketing and consulting	1,119	3,026	6,383	6,009

Total	$11,950	$9,124	$31,408	$2,116

	Balance as of
	September 30,	December 31,
	2004	2003
	(in thousands)
Assets:
North American Customer Care	$303,167	$346,027
International Customer Care	72,613	108,575
Database Marketing and Consulting	82,549	96,672

Total	$458,329	$551,274

Goodwill:
North American Customer Care	$11,446	$11,446
International Customer Care	5,539	5,393
Database Marketing and Consulting	13,361	13,361

Total	$30,346	$30,200

          The following table reflects revenue based on the geographic location in which the services are provided:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(in thousands)
Revenue:
United States	$116,589	$136,483	$269,830	$423,866
Canada	45,274	41,112	135,388	119,665
Europe	27,080	22,293	90,189	66,693
Asia Pacific	43,665	31,833	123,843	83,534
Latin America	23,721	13,205	167,955	36,952

Total	$256,329	$244,926	$787,205	$730,710

(3) COMPREHENSIVE INCOME (LOSS)

          The Company’s comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(in thousands)
Net income (loss) for the period	$10,314	$2,080	$13,976	$(38,855)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	5,321	(5,071)	(1,969)	7,662
Gain on hedging instruments	4,138	(2,584)	1,644	(686)

Other comprehensive income (loss), net of tax	9,459	(7,655)	(325)	6,976

Comprehensive income (loss)	$19,773	$(5,575)	$13,651	$(31,879)

          At September 30, 2004, accumulated comprehensive income (loss) consisted of $(11.0) million and $4.3 million of foreign currency translation adjustments and derivatives valuation, respectively. At December 31, 2003, accumulated comprehensive loss consisted of $9.0 million and $(2.6) million of foreign currency translation adjustments and derivatives valuation, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(in thousands)
Shares used in basic per share calculation	74,612	74,169	74,733	74,148
Effects of dilutive securities:
Stock options	1,332	254	1,176	—
Restricted stock	—	250	—	—

Shares used in diluted per share calculation	75,944	74,673	75,909	74,148

          For the three and nine months ended September 30, 2004, 4.0 million options to purchase shares of common stock were outstanding but not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended September 30, 2003, 9.1 million options to purchase shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2003, all dilutive securities were excluded from the computation as the impact would have been anti-dilutive given the reported net loss. The Company has also excluded the impact of outstanding warrants, as their inclusion would be anti-dilutive for all periods presented.

(5) DEBT AND GRANT ADVANCES

          In April 2004, the Company implemented a plan to reduce debt and the associated interest costs along with improving financial flexibility by re-aligning the Company’s capital structure to better support the Company’s business plans and to benefit from the current lower interest rate environment (the “Refinancing”). This strategy entailed three components. First, to refinance the then existing revolving line of credit (“Revolver”) with a new revolving Credit Facility (“Credit Facility”) that provides more financial and operational flexibility. Second, to de-leverage the balance sheet by prepaying the high cost $75.0 million of senior notes (“Senior Notes”). Third, the Company elected to terminate the interest rate swap.

          On May 5, 2004, the Company completed the first stage by structuring a new secured Credit Facility with a financial institution, and subsequently syndicating it to a group of banks. The amount of the Credit Facility permits the Company to borrow up to $100 million with an option to increase the size of the facility to a maximum of $150 million (subject to approval by the lenders at any time up to 90 days prior to the termination of the agreement). The $38.2 million in borrowings under the former Revolver were refinanced under the Credit Facility.

          The Credit Facility, which includes certain customary financial covenants, may be used for general corporate purposes, including refinancing of debt, working capital, and acquisition financing. The Credit Facility accrues interest at a rate based on either (1) the Prime Rate, defined as the higher of the lender’s prime rate or the Federal Funds Rate plus 0.50%, or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable credit spread, at the Company’s option. The interest rate will vary based on the Company’s leverage ratio as defined in the Credit Facility agreement. At September 30, 2004, the blended interest rate was 4.75% per annum as the Company has elected to borrow under the Prime Rate option. In addition, a commitment fee will be charged on a quarterly basis on the unused portion of the Credit Facility.

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

          In the third quarter, the Company elected to terminate the interest rate swap and pay off the $38 million borrowed under the new Credit Facility by December 31, 2004. The termination of the interest rate swap agreement resulted in a $2.8 million pre-tax cash charge in the third quarter of 2004 (see Note 8). At September 30, 2004, the Company had $7.2 million in borrowings under the new Credit Facility.

          From time to time, the Company has received grants from local or state governments as an incentive to locate CMCs in their jurisdictions. The Company’s policy is to account for grant monies received as deferred income and recognize into income (as a reduction of either depreciation expense, if related to purchases of equipment, or other income) over the life of the grant as it achieves milestones set forth in the grant. Except for the grant discussed below, the Company generally does not receive funding under the grants until it has met the required milestones.

          In 2001, the Company received a grant from Invest Northern Ireland, formally known as the Industrial Development Board (“IDB”) of Northern Ireland (the “IDB Grant”). Pursuant to the IDB Grant, the Company received approximately $11.9 million in advance of achieving the required milestones. The advance was to be earned by achieving certain milestones related to hiring and retaining employees, capital expenditures and purchasing the facility. As of December 31, 2003, the Company was not in compliance with certain components of the IDB Grant; therefore, the advance was classified as current on the accompanying Condensed Consolidated Balance Sheet. In March 2004, the Company finalized negotiations on the terms of the IDB Grant so that the milestones could more realistically be achieved. In order to induce the IDB to restructure the terms of the IDB Grant, the Company agreed to repay $5.8 million of the advanced funds and $1.2 million of back rent in March 2004. As of September 30, 2004, approximately $7.2 million was outstanding under the IDB Grant and if the Company has not met all of the required milestones, the unearned portion of the grant becomes payable in 2011. As of September 30, 2004, $3.4 million of the outstanding balance is interest bearing.

(6) INCOME TAXES

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

          Based upon assessments of recoverability of its deferred tax assets, the Company’s valuation allowance as of September 30, 2004 is US $25.3 million. This valuation allowance is principally related to deferred tax assets associated with the local operations in the U.S., Spain, Brazil, Argentina, Korea and India. The Company has approximately $10.5 million of net deferred tax assets as of September 30, 2004 related to certain U.S. and international countries whose recoverability is dependent upon anticipated future profitability. The net deferred tax asset for U.S. operations of approximately $0.7 million as of September 30, 2004 relates entirely to deferred tax assets originating during 2004 and is recoverable based upon management’s current estimates of future taxable income.

          Tax valuation allowances did not have a significant impact on the provision for income taxes prior to the second quarter of 2003 when the original valuation allowance was established. Accordingly, the effective tax rate of 39%, when excluding the valuation allowance, reported for the three and nine-month periods ended September 30, 2003 represented a customary relationship between income tax expense and pre-tax accounting income. However, for the periods ending September 30, 2004, the valuation allowance does have a material impact on the effective tax rate for the quarter and the nine months year-to-date. This is because in its developing international markets, where the Company has incurred material operating losses, the Company records current income tax expense without recognizing a corresponding deferred tax asset for the reported operating loss as shown in the table below.

          Included in the Company’s reported operating results is a tax benefit of $5.4 million related to implementation of certain tax planning strategies, which management determined were probable during this quarter. The Company does have additional tax planning strategies in progress and under review but currently does not believe these additional strategies are considered probable of occurring. Therefore, there can be no assurance as to the timing, amount or frequency with which the Company will recognize the income tax benefit associated with ongoing or future tax planning strategies. The effect of the operating losses in the Company’s developing international markets and the positive impact of the tax planning strategies are illustrated below:

	Income (Loss)
	Before Income Taxes
	and Minority	Provision (Benefit)
	Interest	for Income Taxes	Effective Tax Rate
	(in thousands)
Nine-months
Operating results in the U.S. and established international locations	$23,852	$9,866	41.4%
Benefit from tax planning strategies	—	(5,419)	N/A
Developing international markets	(5,680)	65	N/A

	$18,172	$4,512	24.8%

Three-months
Operating results in the U.S. and established international locations	$11,277	$4,023	35.7%
Benefit from tax planning strategies	—	(5,419)	N/A
Developing international markets	(2,427)	—	N/A

	$8,850	$(1,396)	(15.8%)

(7) STOCK OPTION ACCOUNTING

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

          The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$10,314	$2,080	$13,976	$(38,855)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	149	—	283	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,560)	(2,808)	(4,629)	(9,837)

Pro forma net income (loss)	$8,903	$(728)	$9,630	$(48,692)

Net income (loss) per share:
Basic—as reported	$0.14	$0.03	$0.19	$(0.52)
Diluted—as reported	$0.14	$0.03	$0.18	$(0.52)
Basic—pro forma	$0.12	$(0.01)	$0.13	$(0.66)
Diluted—pro forma	$0.12	$(0.01)	$0.13	$(0.66)

(8) DERIVATIVES

          The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in other comprehensive income. SFAS No. 133 requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative’s gains and losses to offset the related results of the hedged item and requires that a Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. Based on the criteria established by SFAS No. 133, all of the Company’s hedges consisting of foreign currency options and forward exchange contracts are deemed effective. Until September 30, 2004, the Company also had an interest rate swap designated as a hedge as discussed further below. While the Company expects that its derivative instruments will continue to meet the conditions for hedge accounting, if the hedges did not qualify as highly effective or if the Company did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. The Company does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities, as the counter parties are established, well-capitalized financial institutions.

          On September 30, 2004, the Company elected to terminate an interest rate swap designated as a cash flow hedge. The Company believes it is no longer probable that the originally anticipated interest payments will occur and accordingly, the Company reclassified the deferred loss of $2.8 million in Other Comprehensive Income to Debt Restructuring Charges in the Condensed Consolidated Statements of Operations. The interest rate swap was settled on October 4, 2004; therefore, the liability was reflected in Other Accrued Expenses in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2004 ($4.0 million derivative liability as of December 31, 2003 in Other Liabilities).

          The Company’s subsidiaries in Canada, Argentina, Mexico and the Philippines have their local currency as their functional currency. The functional currency is used to pay labor and other operating costs. However, the subsidiaries have customer contracts where they are paid in U.S. dollars for which the Company has contracted with several commercial banks, at no material cost, to acquire, under forward exchange contracts and options, the functional currency at a fixed price in U.S. dollars to hedge its foreign currency risk. As of September 30, 2004, the notional amount of those contracts is summarized as follows (in millions):

	Local		Date
	Currency	U.S. Dollar	contracts are
Local Currency	Amount	Amount	through
Canadian Dollar	$132.1	$96.9	July 2006
Argentinean Peso	5.4	1.9	May 2005
Mexican Peso	7.9	0.7	May 2005
Philippines Peso	204.0	3.5	July 2005

          During the nine months ended September 30, 2004 and 2003, the Company recorded gains of $4.3 million and $5.5 million, respectively, for settled forward contracts, which are reflected in Costs of Services in the Condensed Consolidated Statements of Operations. As of September 30, 2004 and 2003, the Company had derivative assets of $7.2 million and $8.0 million, respectively, associated with foreign exchange contracts consisting of the fair market value of forward exchange contracts and options outstanding. Included in these derivative assets are premiums paid by the Company as part of obtaining the foreign exchange option contracts.

(9) RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

          During the nine months ended September 30, 2004, the Company recognized approximately $3.0 million of termination benefits for approximately 630 employees across all three segments. The Company also reversed approximately $0.9 million mostly related to the successful reduction of a lease obligation. The reversal of excess accruals has been offset against the restructuring expense in the accompanying Condensed Consolidated Statements of Operations

          During the nine months ended September 30, 2003, the North American Customer Care segment recorded restructuring charges of approximately $0.5 million related to the closure of its Kansas City, Kansas facility being used to serve the United States Postal Services (“USPS”). These charges consisted of a fee paid to the landlord for the early termination of the lease along with an accrual for a grant from the State of Kansas that will have to be repaid. The repayment amount is currently under negotiation and the amount accrued represents management’s best estimate of what will be paid. Further, during the three months ended September 30, 2003, the Company’s North American Outsourcing, International Outsourcing and Database Marketing and Consulting segments recorded $0.8 million, $0.7 million and $0.1 million, respectively, for severance and other termination benefits related to a reduction in force of approximately 130 administrative employees. Partially offsetting the above mentioned restructuring charges during the three months ended September 30, 2003 was the reversal of approximately $0.8 million of excess accruals related to 2002 restructurings.

          For the nine months ended September 30, 2003, in addition to the aforementioned activities and charges, the Company’s North American Outsourcing segment recorded a charge of $0.9 million related to the closure of its Kansas City facility, as well as $0.4 million of severance and termination benefits for 591 employees at a managed center that was shutdown in March 2003. The International Outsourcing segment recorded restructuring charges of approximately $1.0 million for severance and other termination benefits related to a reduction in force of approximately 120 administrative employees in Mexico. The Company also reversed approximately $1.1 million of excess accruals related to 2002 restructurings.

A rollforward of the activity in restructuring accruals is as follows:

	Closure	Reduction in
	of CMCs	Force	Total
		(in thousands)
Balances, December 31, 2002	$2,181	$6,728	$8,909
Expense	1,936	3,692	5,628
Payments	(2,116)	(8,010)	(10,126)
Reversal of unused balances	(798)	(1,154)	(1,952)

Balances, December 31, 2003	1,203	1,256	2,459
Expense	452	2,515	2,967
Payments	(932)	(2,373)	(3,305)
Reversal of unused balances	—	(857)	(857)

Balances, September 30, 2004	$723	$541	$1,264

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

(10) CONTINGENCIES

          Legal Proceedings. From time to time, the Company may be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, the Company accrues a liability for the estimated minimum probable loss for such claims on lawsuits. Management believes that the disposition or ultimate determination of all such claims or lawsuits will not have a material adverse effect on the Company.

          Sales and Use Taxes. As of March 31, 2004, the Company had accrued a liability of $3.1 million for potential sales and use tax liabilities of its Database Marketing and Consulting segment. Based upon favorable resolutions with several states, the Company reduced the liability by approximately $2.0 million during the quarter ended June 30, 2004 and as of September 30, 2004 the Company has a remaining liability of $1.1 million for sales and use taxes.

          During the quarter ended June 30, 2004, management completed its review to determine the applicability of sales and or use taxes to its North American Customer Care segment and, based upon that review, established a liability of approximately $0.5 million.

          Guarantees. The Company’s Credit Facility is guaranteed by all of the Company’s domestic subsidiaries.

          Letters of credit. At September 30, 2004 outstanding letters of credit and other performance guarantees totaled approximately $13.0 million, which primarily guarantee workers’ compensation, other insurance related obligations and facility leases.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

          This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. The projections and statements contained in these forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. All statements not based on historical fact are forward-looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, following are important factors that could cause TeleTech’s and its subsidiaries’ actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to the following: the estimated value of new or renewed client agreements, the ability to successfully develop and launch new solutions, the possibility of the company’s Database Marketing and Consulting segment not returning to historic levels of profitability; greater than anticipated competition in the customer care market, causing adverse pricing and more stringent contractual terms; risks associated with losing or not renewing significant client relationships, or early termination of a client agreement; the company’s ability to close new business and fill excess capacity; consumers’ concerns or adverse publicity regarding the products of the company’s clients; higher than anticipated start-up costs or lead times associated with new ventures or business in new markets; execution risks associated with performance-based pricing metrics in certain client agreements; execution risks associated with achieving targeted annualized cost reductions; the company’s ability to find cost effective locations, obtain favorable lease terms, and build or retrofit facilities in a timely and economic manner; risks associated with attracting and retaining cost-effective labor at the company’s customer management centers; the possibility of additional asset impairments and restructuring charges; risks associated with weather-related events, changes in foreign currency exchange rates; economic or political changes affecting the countries in which the company operates; changes in accounting policies and practices promulgated by standard setting bodies; and, new legislation or government regulation that impacts the customer care industry. Readers should review the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and other documents filed with the Securities and Exchange Commission (“SEC”). These SEC filings describe in greater detail the items discussed above along with other important factors that may impact the company’s business, results of operations, financial condition and cash flows. The Company assumes no obligation to update its forward-looking statements to reflect actual results or changes in factors affecting such forward-looking statements.

EXECUTIVE OVERVIEW

          We serve our clients through two primary businesses: (i) Customer Management Services, which provides customer support and marketing services for a variety of industries via call centers (“customer management centers”, or “CMCs”) throughout the world; and (ii) Database Marketing and Consulting. We separate our Customer Management Services business into two segments consistent with our management of the business, which generally reflects the internal financial reporting structure and operating focus. North American Customer Care consists of customer management services provided to United States and Canadian clients, while International Customer Care consists of clients in all other countries. Database Marketing and Consulting provides outsourced database management, direct marketing and related customer retention services for automobile dealerships and manufacturers in North America. Segment accounting policies are the same as those used in the consolidated financial statements. See Note 2 to the Condensed Consolidated Financial Statements for additional discussion regarding preparation of segment information.

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

          The short-term focus of management is to increase revenue by:

•	selling new business to existing customers and extending contracts;

•	continuing to focus sales efforts on large, complex, multi-center opportunities; and

•	differentiating our products and services by developing and offering new products and customized solutions to clients.

          Our ability to enter into new multi-year contracts, particularly large complex opportunities, is dependent upon the macroeconomic environment in general and the specific industry environments in which our customers are operating. A weakening of the U.S. and/or global economy could further lengthen sales cycles or cause delays in closing new business opportunities.

          Our profitability is, among other factors, influenced by our ability to increase capacity utilization in our CMCs, the number of new or expanded programs garnered during a period, our performance on contracts with performance based clauses and our success at managing personnel turnover and employee costs. Managing our costs is critical since we continue to see pricing pressure within our industry. The pricing pressures have been exacerbated by industry excess capacity and the rapid growth of offshore labor.

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

          The following is a summary of the impact of the adoption of EITF 00-21 on the three and nine-months ended September 30, 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2004
		Income from		Income from
	Revenue	operations	Revenue	operations
Deferred due to new business	$—	$—	$(3,139)	$(1,858)
Amortization of prior deferrals	1,791	1,383	3,108	1,922

Net impact for period	$1,791	$1,383	$(31)	$64

          Our industry is very labor-intensive and the majority of our operating costs relate to wages, costs of employee benefits and employment taxes. An improvement in the local or global economies where our CMCs are located could lead to increased labor-related costs. To address these risks, we strive to include cost of living adjustments in our contracts and for clients to absorb a portion of personnel turnover. In addition, our industry experiences high personnel turnover, and the length of training required to implement new programs continues to increase as the complexities of our clients’ programs increases. These factors may create challenges if we obtain several significant new clients or implement several new, large-scale programs, and need to recruit, hire and train qualified personnel at an accelerated rate.

          Our success in improving our profitability will depend on successful execution of our comprehensive business plan, and will require taking the following steps:

•	increasing sales to absorb unused capacity in existing global CMCs;

•	reducing costs and continued focus on cost controls; and

•	effectively managing our workforce in domestic and international CMCs.

Database Marketing and Consulting

          The Database Marketing and Consulting segment has contracts with over 4,500 automobile dealers representing 27 different brand names (including Ford). These contracts generally have terms ranging from six to twenty-four months. For a few major automotive manufacturers, the automotive manufacturer collects from the individual automobile dealers on our behalf. Our average collection period is 30 days.

          A majority of revenue from this segment is generated utilizing a database and contact engine to promote the service business of automotive dealership customers (both current and potential) using targeted marketing solutions through the “web”, email, phone or mail. As previously forecasted, due to a combination of factors, both internal and external (such as client renewals, increases in selling, general and administrative expenses and the completion of retrofitting software for new client applications), our income from operations declined materially during the first nine months of 2004 as compared to 2003 as shown on page 22 (excluding the impact of changes in use tax accruals discussed on page 26 under Selling, General and Administrative).

          We plan to focus on the following in 2004:

•	continue to increase revenue by expanding our offerings and the completion of retrofitting software for new client applications;

•	diversify our customer base by establishing relationships with dealer groups and new automotive manufacturers; and

•	continue to drive cost reductions through a combination of reductions in force and operational effectiveness.

Overall

          As shown in the Financial Comparison on page 23, we believe we have been successful in improving income from operations; see “Net increase to income from operations excluding items separately identified below” in the Comparison. The increase reflected in that table is attributable to a variety of factors such as our multi-phased cost reduction plan, transitioning work on certain clients to lower cost operating centers, and actions taken to improve individual client profit margins or eliminate unprofitable clients.

          We implemented a $40 million cost reduction plan one year ago to address known changes in our business and, in particular, the decline in revenue and operating income due to the minimum commitments discussed in Client Concentrations on page 30. We believe this plan enabled us to operate profitably during 2004; however, the severance aspect of this plan impacted the first quarter’s operating results by approximately $1.6 million pre-tax. We are implementing the second phase of our profit improvement plan, which we anticipate to result in an additional $20 million in annualized savings to be fully realized in 2005. These improvements are expected to be achieved primarily through cost savings in the areas of CMC operations, telecommunications, professional fees, insurance and reduced future interest expense associated with our debt restructuring plan.

          As discussed in Management’s Discussion and Analysis of Operations, certain transactions occurred during the three months ended September 30, 2004 that increased income (i.e., tax benefit from tax planning strategies, reversal of unused restructuring accruals, reduction in health and workers compensation reserves, etc). In addition, from quarter-to-quarter, we experience changes in the volumes of existing client programs that can affect our quarterly results. These matters, along with our anticipation that recent new client programs will not materially impact the succeeding quarter, cause us to forecast less income to be reported for the quarter ended December 31, 2004 than was reported during the current quarter.

          As forecasted last quarter, interest expense (excluding $1.6 million of interest expense related to tax returns to be amended, which was offset in the quarter by $1.7 million of interest income) decreased from the second quarter by $1.4 million because the Senior Notes were repaid, which is estimated to result in annualized net, pre-tax interest expense savings of approximately $5 million per year. The Refinancing resulted in a pre-tax charge in the second quarter of $7.6 million, of which approximately $6.4 million is a cash charge related to the Senior Notes make-whole payment discussed further in Liquidity and Capital Resources below and the remaining $1.2 million was a non-cash charge to write-off previously capitalized debt issuance costs.

          Beginning in the fourth quarter, we expect interest expense to further decrease because we elected to terminate the interest rate swap and pay off the $38 million in debt by December 31, 2004. While the termination of the interest rate swap agreement resulted in a $2.8 million pre-tax cash charge in the third quarter of 2004, we estimate that it will result in future pre-tax net interest expense savings of $4.7 million from October 2004 through December 2006. As a result and based upon our current plans, we expect nominal interest expense starting in the first quarter of 2005.

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

          Certain client programs provide for adjustments to monthly billings based upon whether we exceed or not certain performance criteria as set forth in the contract. Increases or decreases to monthly billings arising from such contract terms are reflected in revenue as incurred. We have certain contracts that are billed in advance and, accordingly, amounts billed but not earned under these contracts are excluded from revenue and included in customer advances and deferred income.

          Our Database Marketing and Consulting segment recognizes revenue when services are rendered. Most agreements require the billing of predetermined monthly rates. Where the contractual billing periods do not coincide with the periods over which services are provided, the Company recognizes revenue straight-line over the life of the contract (typically six to twenty-four months).

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

          For succeeding quarters, our effective tax rate will be affected by many factors including (i) the amount and placement of new business into tax jurisdictions with valuation allowances and without valuation allowances, (ii) the impact of tax refunds, if any, that we might realize from various tax planning strategies we are pursuing, and (iii) changes in the valuation allowance.

          Goodwill. Goodwill is tested for impairment at least annually for reporting units one level below the segment level. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The impairment, if any, is measured based on the estimated fair value of the reporting unit. Fair value can be determined based on discounted cash flows, comparable sales or valuations of other similar businesses. Our policy is to test goodwill for impairment in the fourth quarter of each year, unless an indicator of impairment arises during an intervening quarter.

          The most significant assumptions used in these analyses are those made in estimating future cash flows. In estimating future cash flows, we generally use the financial assumptions in our internal forecasting model such as projected capacity utilization, projected changes in the prices we charge for our services and projected labor costs. We then use a discount rate we consider appropriate for the country where the business unit is providing services. If future actual results differ from the assumptions used in performing the impairment test, the fair value of the reporting units may be significantly lower, causing the carrying value to exceed the fair value and indicating an impairment had occurred. Based on the analysis performed in the fourth quarter of 2003, there was no impairment of the goodwill balance of $30.2 million. For a sensitivity analysis, if projected revenue used in the analysis of goodwill was 10% less than forecast (the projections assumed revenue growth rates ranging from 10% to 26% per annum over a three-year period), there would still be no impairment to goodwill.

          For the nine months ended September 30, 2004, one client represents 48% and 71% of the revenue in the Asia Pacific region and Australia, respectively. We anticipate renewal of this contract during 2005. If we are not successful in obtaining a renewal with satisfactory terms, we could incur an impairment of goodwill and long-lived assets. The goodwill and property and equipment, net reported in the accompanying Condensed Consolidated Balance Sheet for the Asia Pacific region is $5.4 million as of September 30, 2004.

          Restructuring Liability. We routinely assess the profitability and utilization of our CMCs. We have in the past and may again in the future, elect to close under-performing centers and make reductions in force, and incur a loss, which has been and may in the future be material, to enhance future profitability. We follow SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of upon commitment to a plan.

          A significant assumption used in determining the amount of estimated liability for closing CMCs is the estimated liability for future lease payments on vacant centers, which we determine based on a third party broker’s assessment of our ability to successfully negotiate early termination agreements with landlords and/or our ability to sublease the premises. If our assumptions regarding early termination and the timing and amounts of anticipated sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in our Consolidated Statements of Operations. See Note 9 to the Condensed Consolidated Financial Statements for an analysis of activity in the restructuring liability reserve.

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

          For a CMC selected for further review, we estimate the probability-weighted future cash flows from operating the center over its useful life. Significant judgment is involved in projecting future capacity utilization, pricing of services, labor costs and the estimated useful life of the center. Additionally, we do not test CMCs that have been operated for less than two years or those centers that have been impaired within the past two years (the “Two Year Rule”) because we believe a sufficient period of time is needed to establish market presence and build a customer base for such new or modified centers in order to adequately assess recoverability. However, such centers are nonetheless evaluated in case other factors would indicate an impairment in value. For recently impaired centers, we write the assets down to estimated fair market value. If the assumptions used in performing the impairment test prove insufficient, the fair value estimate of the CMCs may be significantly lower, thereby causing the carrying value to exceed fair value and indicating an impairment had occurred.

          A sensitivity analysis of the impairment that would arise assuming that future revenue was 10% less than projected in the probability-weighted projection scenarios (that had annual revenue growth rates ranging from negative to 400% based on management expectations and available capacity) and the assumed margins were held constant, is summarized below as of September 30, 2004 (dollars in thousands):

			Under
	Net		Impairment
	Book	Number	Sensitivity
	Value	Of CMCs	Test
Tested based on Two Year Rule:
Positive cash flow in period	$64,203	43	$—
Negative cash flow in period	$—	—	$—
Not tested based on Two Year Rule:
Positive cash flow in period	$6,778	16	$—
Negative cash flow in period	$8,484	8	$2,638
Total:
Positive cash flow in period	$70,981	59	$—
Negative cash flow in period	$8,484	8	$2,638

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

RESULTS OF OPERATIONS

Operating Review

           The following table is presented to facilitate Management’s Discussion and Analysis (dollars in thousands):

	Three Months Ended September 30,
		% of		% of
	2004	Revenue	2003	Revenue	$ Change	% Change
Revenue:
North American Customer Care	$155,369	60.6%	$151,740	62.0%	$3,629	2.4%
International Customer Care	76,625	29.9%	64,717	26.4%	11,908	18.4%
Database Marketing and Consulting	24,335	9.5%	28,469	11.6%	(4,134)	-14.5%

	$256,329		$244,926		$11,403	4.7%
Costs of Services:
North American Customer Care	$114,965	74.0%	$113,772	75.0%	$1,193	1.0%
International Customer Care	61,254	79.9%	54,198	83.7%	7,056	13.0%
Database Marketing and Consulting	10,838	44.5%	13,962	49.0%	(3,124)	-22.4%

	$187,057	73.0%	$181,932	74.3%	$5,125	2.8%
Selling, General and Administrative:
North American Customer Care	$19,048	12.3%	$13,782	9.1%	$5,266	38.2%
International Customer Care	14,026	18.3%	14,600	22.6%	(574)	-3.9%
Database Marketing and Consulting	9,998	41.1%	8,990	31.6%	1,008	11.2%

	$43,072	16.8%	37,372	15.3%	$5,700	15.3%
Depreciation and Amortization:
North American Customer Care	$7,819	5.0%	$8,425	5.6%	$(606)	-7.2%
International Customer Care	4,126	5.4%	4,358	6.7%	(232)	-5.3%
Database Marketing and Consulting	2,359	9.7%	2,390	8.4%	(31)	-1.3%

	$14,304	5.6%	$15,173	6.2%	$(869)	-5.7%
Restructuring Charges, net:
North American Customer Care	$(192)	-0.1%	$598	0.4%	$(790)	-132.1%
International Customer Care	117	0.2%	626	1.0%	(509)	-81.3%
Database Marketing and Consulting	21	0.1%	101	0.4%	(80)	-79.2%

	$(54)	0.0%	$1,325	0.5%	$(1,379)	104.1%
Income (Loss) from Operations:
North American Customer Care	$13,729	8.8%	$15,163	10.0%	$(1,434)	-9.5%
International Customer Care	(2,898)	-3.8%	(9,065)	-14.0%	6,167	68.0%
Database Marketing and Consulting	1,119	4.6%	3,026	10.6%	(1,907)	-63.0%

	$11,950	4.7%	$9,124	3.7%	$2,826	31.0%
Other Income (Expense):	$(3,100)	-1.2%	$(2,165)	-0.9%	$(935)	-43.2%
Provision (Benefit) for Income Taxes:	$(1,396)	-0.5%	$4,409	1.8%	$(5,805)	-131.7%

	Nine Months Ended September 30,
		% of		% of
	2004	Revenue	2003	Revenue	$ Change	% Change
Revenue:
North American Customer Care	$476,439	60.5%	$467,835	64.0%	$8,604	1.8%
International Customer Care	236,378	30.0%	180,108	24.6%	56,270	31.2%
Database Marketing and Consulting	74,388	9.4%	82,767	11.3%	(8,379)	-10.1

	$787,205		$730,710		$56,495	7.7%
Costs of Services:
North American Customer Care	$358,838	75.3%	$365,936	78.2%	$(7,098)	-1.9%
International Customer Care	192,453	81.4%	152,072	84.4%	40,381	26.6%
Database Marketing and Consulting	32,447	43.6%	40,391	48.8%	(7,944)	-19.7%

	$583,738	74.2%	$558,399	76.4%	$25,339	4.5%
Selling, General and Administrative:
North American Customer Care	$53,386	11.2%	$46,549	9.9%	$6,837	14.7%
International Customer Care	41,742	17.7%	42,036	23.3%	(294)	-0.7%
Database Marketing and Consulting	27,688	37.2%	29,141	35.2%	(1,453)	-5.0%

	$122,816	15.6%	$117,726	16.1%	$5,090	4.3%
Depreciation and Amortization:
North American Customer Care	$24,330	5.1%	$24,251	5.2%	$79	0.3%
International Customer Care	12,880	5.4%	11,660	6.5%	1,220	10.5%
Database Marketing and Consulting	7,282	9.8%	7,125	8.6%	157	2.2%

	$44,492	5.7%	$43,036	5.9%	$1,456	3.4%
Restructuring Charges, net:
North American Customer Care	$673	0.1%	$733	0.2%	$(60)	8.2%
International Customer Care	849	0.4%	1,644	0.9%	(795)	-48.4%
Database Marketing and Consulting	588	0.8%	101	0.1%	487	482.2%

	$2,110	0.3%	$2,478	0.3%	$(368)	14.9%
Impairment Loss:
North American Customer Care	—	0.0%	$3,955	0.8%	$(3,955)	-100.0%
International Customer Care	2,641	1.1%	3,000	1.7%	(359)	-12.0%
Database Marketing and Consulting	—	0.0%	—	0.0%	—	0.0%

	$2,641	0.3%	$6,955	1.0%	$(4,314)	-62.0%
Income (Loss) from Operations:
North American Customer Care	$39,212	8.2%	26,411	5.6%	$12,801	48.5%
International Customer Care	(14,187)	-6.0%	(30,304)	-16.8%	16,117	53.2%
Database Marketing and Consulting	6,383	8.6%	6,009	7.3%	374	6.2%

	$31,408	4.0%	$2,116	0.3%	$29,292	1384.0%
Other Income (Expense):	$(13,236)	-1.7%	$(9,083)	-1.2%	$(4,153)	-45.7%
Provision for Income Taxes:	$4,512	0.6%	$30,865	4.2%	$(26,353)	-85.4%

Financial Comparison

          The following table is a condensed presentation of the components of the changes in net income (loss) between the three and nine month periods ended September 30, 2004 and 2003 designed to facilitate the discussion of results in this Form 10-Q (all amounts are approximate and in thousands):

	Quarter-to-date	Year-to-date
Current period (2004) reported net income	$10,314	$13,976
Prior period (2003) reported net income	2,080	(38,855)

Difference	$8,234	$52,831

Explanation:
Net increase to income from operations excluding items separately identified below:	$9,031	$45,493
Operating results of new international markets	(664)	(4,193)
Impact of declining minimum commitments discussed in Client Concentrations	(6,471)	(16,031)
Change in restructuring charges, net	1,379	368
Change in impairment losses	—	4,314
Change in use tax accruals	—	4,769
Termination of United States Postal Services contract	89	(2,971)
Reversal of prior year bonus accruals in prior periods	—	(1,118)
Decrease (increase) in interest expense	341	(911)
Increase (decrease) in interest income	1,755	1,819
Debt restructuring charges	(2,756)	(10,402)
Change in foreign currency transaction losses / gains	(446)	2,647
Other	171	2,694
Tax Items
Tax impact of above	(867)	(12,434)
Deferred tax valuation allowance and other	1,253	33,368
Impact of tax planning strategies	5,419	5,419

	$8,234	$52,831

          The table below presents workstation data for multi-client centers as of September 30, 2004 and December 31, 2003. Dedicated and Managed Centers have been excluded (10,719 production workstations as of September 30, 2004), as unused seats in these facilities are not available to other clients. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations.

September 30, 2004			December 31, 2003
Total			Total
Production	In	% in	Production	In	% in
Workstations	Use	Use	Workstations	Use	Use
14,676	8,455	58%	12,575	8,789	70%

          The decline in the utilization percentage shown above is partially attributable to the recent opening of two new centers which have not been fully utilized as of September 30, 2004. The utilization percentage excluding these two new centers is 61%. As mentioned above, we have begun operations in new international markets. As the capacity utilization of these centers is low during the start-up stage, we have operated at a loss of approximately $1.9 million and $5.4 million for the three and nine month periods ended September 30, 2004, respectively. The remaining decline is principally due to the loss of clients whose programs were served from multi-client centers.

          Due to the inbound nature of our business, we experience significantly higher capacity utilization during peak (weekday) periods than during off-peak (night and weekend) periods. We may be required to open or expand CMCs to create the additional peak period capacity necessary to accommodate new or expanded customer management programs. The opening or expansion of a CMC may result, at least in the short term, in idle capacity during peak periods until any new or expanded program is fully implemented.

Three-Month Period Ended September 30, 2004 Compared to September 30, 2003

Revenue. The increase in North American Customer Care revenue was primarily due to new client programs, increases in revenue in certain client programs; partially offset by decreases in net performance-based adjustments incurred under client contracts of approximately $2.0 million and loss of client programs and loss of revenue discussed in Client Concentrations on page 30. The incurrence of performance-based adjustments can have a material impact on an individual quarter’s results. Management believes that the level of performance-based adjustments incurred in the three months ended June 30, 2004 of $1.7 million increase was unusually high.

          Approximately 29% of the increase in International Customer Care revenue between periods is due to changes in foreign currency exchange rates. Of the remaining increase, the majority relates to additional programs from existing and new client programs in Europe and Latin America partially offset by loss of client programs.

          Database Marketing and Consulting revenue decreased primarily due to a decrease in the customer base as well as decreased sales to existing customers.

Cost of Services. Costs of services as a percentage of revenue in North American Customer Care decreased mostly due to an improvement in margins with a significant North American Customer Care Program, the result of our profit improvement initiatives described above and the reduction of accruals related to certain self-insurance programs resulting from a change in estimate of $2.0 million as discussed further below; offset by the loss of revenue in a major client’s minimum commitments discussed in Client Concentrations on page 30 and a decrease in performance-based adjustments incurred with certain client programs. The terms of the contract with a significant North American Customer Care Program contemplated work being transitioned from existing high cost locations to lower labor cost markets over time. We completed the transition plan late in 2003, resulting in improvements in margins.

          We record estimated liabilities for workers’ compensation and employee health insurance based upon analyses of historical claims experience. We utilize information from third party administrators and independent advisors. The most significant assumption we make in estimating these liabilities is that future claims experience will emerge in a similar pattern with historical claims experience. Effective January 1, 2004, we changed health insurance carriers and modified coverage offered in North America. Based upon the third party administrators assessments of the impact of those changes and the reduced number of claims received thus far for workers’ compensation, we reduced our estimated reserves by approximately $2.0 million during the three months ended September 30, 2004.

          The decrease in costs of services as a percentage of revenue in International Customer Care between periods occurred in all regions except Asia Pacific, which increased. The overall decrease is the result of terminating several unprofitable contracts, renegotiations of unfavorable contract terms and reductions in force. The increase in cost of services as a percentage of revenue in the Asia Pacific region is caused by increased costs related to a new client launch and the increased costs of entering into a new market in that region. In absolute dollars, 42% of the increase in costs of services in International Customer Care is due to changes in foreign currency exchange rates.

          We entered into a new agreement in the third quarter of 2004 with a large client in Spain. Revenue from this client represented 45% of our revenue earned in Spain for the nine months ended September 30, 2004. We retained 70% of the revenues from this client. While the revenue from this client started to decline in the third quarter of 2004, we expect the gross margin generated from this client will be approximately equal to prior periods thus decreasing costs of services as percentage of revenue in the future.

          Costs of services as a percentage of revenue for Database Marketing and Consulting has decreased from prior periods primarily from a decrease in postage and printing caused by large direct mail promotions in the prior year.

Selling, General and Administrative. In absolute dollars, selling, general and administrative expenses increased from the prior year due to employee incentive compensation accruals during the current year while none were accrued in the prior year, additional consulting expense related to implementing provisions of the Sarbanes-Oxley Act of 2002 and certain tax planning strategies, and increases in salaries and related expenses due to headcount additions in sales, marketing and product development personnel to implement our revenue growth strategy.

          Selling, general and administrative expenses as a percentage of revenue for International Customer Care decreased as a percentage of revenue due to the increase in revenue between periods as a significant amount of selling, general and administrative expenses are fixed in nature. In absolute dollars, the decrease between periods was partially the result of cost reduction initiatives offset by changes in foreign currency exchange rates.

          The increase in selling, general and administrative expenses as a percentage of revenue for Database Marketing and Consulting is due to increases in payroll related expenses.

Depreciation and Amortization. In absolute dollars, depreciation expense in North American Customer Care decreased between periods mostly due to decreased depreciation expense following the closure of facilities and the scheduled end of the depreciation period; offset by related depreciation expense of additions of property and technology equipment and the acceleration of depreciation for a site that will be closed earlier than originally anticipated (we anticipate that additional depreciation expense to be approximately $0.7 million per quarter ). The decrease in depreciation expense in International Customer Care was due to declines in depreciation expense due to assets reaching the scheduled end of the depreciation period offset by changes in foreign currency exchange rates and the additions of property and equipment in Brazil as a result of new sites.

Restructuring Charges. During the three months ended September 30, 2004, we recognized approximately $0.5 million of termination benefits for certain employees primarily in the Customer Care segments. The Company also reversed approximately $0.6 million mostly related to the successful reduction of a lease obligation.

          During the three months ended September 30, 2003, North American Customer Care segment recorded a restructuring charge of $0.9 million for severance and other termination benefits related to a reduction in force of approximately 90 administrative employees. Additionally, a charge of approximately $0.5 million was incurred to record the remaining lease liability of its Kansas City customer management center which was closed during the third quarter of 2003 along with severance payments for the remaining employees. These charges were partially offset by the reversal of $0.8 million in unused accruals from 2002 restructurings.

          During the three months ended September 30, 2003, International Customer Care segment recorded a restructuring charge of $0.6 million for severance and other termination benefits related to a reduction in force of approximately 30 administrative employees primarily in Asia Pacific.

          During the three months ended September 30, 2003, Database Marketing and Consulting recorded a restructuring charge of $0.1 million for severance and other termination benefits related to a reduction in force of approximately 13 administrative employees.

Other Income (Expense). Interest expense for the three months ended September 30, 2004 includes approximately $1.6 million of interest expense estimated to be paid as a result of implementing our tax planning strategies in the third quarter and the remaining $1.1 million is related to our debt and grant advances. The decrease in interest expense related to debt of $2.0 million from the corresponding prior quarter is due to the prepayment of the Senior Notes discussed in Note 5 of the accompanying Condensed Consolidated Financial Statements. As discussed in the Executive Overview, we expect future annual interest expense to decline. Interest income in the three months ended September 30, 2004 includes approximately $1.7 million of interest income estimated to be received as a result of implementing our tax planning strategies in the third quarter. The remaining interest income in the three months ended September 30, 2004 is comparable to the corresponding prior quarter.

          As discussed in the Executive Overview on September 30, 2004, we elected to terminate an interest rate swap designated as a cash flow hedge. The Company believes it is no longer probable that the originally anticipated interest payments will occur (see Note 5) and accordingly, the Company reclassified the deferred loss of $2.8 million in Other Comprehensive Income to Debt Restructuring Charges in the Condensed Consolidated Statements of Operations.

Income taxes. The effective tax rate for the three months ended September 30, 2004 was (15.8)% as described in Note 6 to the accompanying Condensed Consolidated Financial Statements. For succeeding quarters, our effective tax rate will be affected by many factors including (i) the amount and placement of new business into tax jurisdictions with valuation allowances and without valuation allowances and (ii) the impact of any tax refunds that we might realize from various tax planning strategies and filing positions we are pursuing. At this time, our estimate of the annual 2004 effective tax rate is in the range of 45% to 55%, exclusive of tax refunds from tax planning strategies and filing positions.

Nine-Month Period Ended September 30, 2004 Compared to September 30, 2003

Revenue. The increase in North American Customer Care revenue between periods was primarily due to new client programs and increases in revenue in certain client programs offset by declines in revenue at Percepta, loss of client programs (including United States Postal Service), decreases in performance-based adjustments incurred under client contracts of approximately $1.2 million and loss of revenue discussed in Client Concentrations on page 30.

          Approximately 33% of the increase in International Customer Care revenue between periods is due to changes in foreign currency exchange rates. The remaining increase occurred in Latin America and Europe is due to new client programs, increases in revenue from an existing client offset by loss of unprofitable client programs to improve profitability.

          Database Marketing and Consulting revenue decreased primarily due to a decrease in the customer base as well as decreased sales to existing customers.

Cost of Services. Costs of services as a percentage of revenue in North American Customer Care decreased mostly due to an improvement in margins with a significant North American Customer Care Program (see quarter-to-date explanation) and the reduction of accruals related to certain self-insurance programs resulting from a change in estimate of $2.0 million offset by the loss of revenue in a major client’s minimum commitments discussed in Client Concentrations on page 30 and a decrease in performance-based adjustments incurred with certain client programs.

          The decrease in costs of services as a percentage of revenue in International Customer Care between periods occurred in the majority of the regions offset by an increase in Asia Pacific. The decrease is the result of terminating several unprofitable contracts, renegotiations of unfavorable contract terms and reductions in force. The increase in cost of services as a percentage of revenue in the Asia Pacific region is caused by increased costs related to a new client launch and the increased costs of entering into new markets in that region. In absolute dollars, 37% of the increase in costs of services in International Customer Care is due to changes in foreign currency exchange rates.

          Costs of services as a percentage of revenue for Database Marketing and Consulting has decreased from prior periods mostly due to a decrease in postage and printing caused by two direct mail promotions in the prior year.

Selling, General and Administrative. In absolute dollars, selling, general and administrative expenses in to employee incentive compensation accruals during the current year while none were accrued in the prior year, additional consulting expense related to implementing provisions of the Sarbanes-Oxley Act of 2002 and certain tax planning strategies, and increases in salaries and related expenses due to headcount additions in sales, marketing and product development personnel to implement our revenue growth strategy. Also in the first quarter of 2003, we determined that the 2002 bonuses would not be paid in full and, accordingly, reversed approximately $1.1 million of bonus accrual from 2002.

          Selling, general and administrative expenses as a percentage of revenue for International Customer Care decreased as a percentage of revenue due to the increase in revenue between periods as a significant amount of selling, general and administrative expenses are fixed in nature. In absolute dollars, the increase between periods was due to changes in foreign currency exchange rates and an increase in its corporate allocation. The corporate allocation increased mostly due to the reversal of bonuses and increases in headcount discussed above.

          The increase in selling, general and administrative expenses as a percentage of revenue for Database Marketing and Consulting is primarily due to the decrease in revenue as selling, general and administrative expenses are primarily fixed in nature partially offset by a change in estimate for potential sales and use tax liabilities of $5.2 million. Excluding the impact of the change in the sales and use tax liability, selling, general and administrative expenses were $29.7 million and $25.8 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in selling, general and administrative expense excluding the impact of the change in the sales and use tax liability is due to increases in payroll related expenses and the reversal of bonuses in the prior year as discussed above.

Depreciation and Amortization In absolute dollars, depreciation expense in North American Customer Care increased slightly between periods due to related depreciation expense additions of property and technology equipment and the acceleration of depreciation in a site that will be closed earlier than originally anticipated offset by a decrease in depreciation following the closure of facilities and the scheduled end of the depreciation period. The decrease in depreciation expense in International Customer Care was due to declines in depreciation expense due to asset reaching the scheduled end of the depreciation period offset by changes in foreign currency exchange rates and the additions of property and equipment in Brazil as a result of new sites.

Restructuring and Impairment Charges. During the nine months ended September 30, 2004, we recognized approximately $3.0 million of termination benefits for approximately 630 employees, across all three segments. We also reversed approximately $0.9 million mostly related to the successful reduction of a lease obligation.

          During the nine months ended September 30, 2003, the North American Customer Care segment recorded restructuring charges of approximately $0.5 million related to the closure of its Kansas City, Kansas facility being used to serve the United States Postal Services (“USPS”). These charges consisted of a fee paid to the landlord for the early termination of the lease along with an accrual for a grant from the State of Kansas that will have to be repaid. The repayment amount is currently under negotiation and the amount accrued represents management’s best estimate of what will be paid. Further, during the three months ended September 30, 2003, the Company’s North American Outsourcing, International Outsourcing and Database Marketing and Consulting segments recorded $0.8 million, $0.7 million and $0.1 million, respectively, for severance and other termination benefits related to a reduction in force of approximately 130 administrative employees. Partially offsetting the above mentioned restructuring charges during the three months ended September 30, 2003 was the reversal of approximately $0.8 million of excess accruals related to 2002 restructurings.

          For the nine months ended September 30, 2003, in addition to the aforementioned activities and charges, the Company’s North American Outsourcing segment recorded a charge of $0.9 million related to the closure of its Kansas City facility, as well as $0.4 million of severance and termination benefits for 591 employees at a managed center that was shutdown in March 2003. The International Outsourcing segment recorded restructuring charges of approximately $1.0 million for severance and other termination benefits related to a reduction in force of approximately 120 administrative employees in Mexico. The Company also reversed approximately $1.1 million of excess accruals related to 2002 restructurings.

          During the nine months ended September 30, 2004, the Company determined that its CMC in Glasgow would not generate sufficient undiscounted cash flows to recover the net book value of its assets. As a result, the Company’s International Customer Care segment recorded a charge of approximately $2.6 million to reduce the net book value of this long-lived asset to its net realizable value.

          During the nine months ended September 30, 2003, the North American Customer Care segment recorded an impairment loss of approximately $4.0 million to reduce the net book value of the long-lived assets of its Kansas City customer management center to their fair market value.

          During the nine months ended September 30, 2003, the International Customer Care segment recorded an impairment loss of $3.0 million to reduce the net book value of the long-lived assets of its Mexico City customer management center to their fair market value.

          See also discussion of possible future impairments under Critical Accounting Policies.

Other Income (Expense). Interest expense for the nine months ended September 30, 2004 includes approximately $1.6 million of interest expense estimated to be paid as a result of implementing our tax planning strategies in the third quarter and the remaining $6.7 million is related to our debt and grant advances. The decrease in interest expense related to debt from the prior year is due to the prepayment of the Senior Notes discussed in Note 5 of the accompanying Condensed Consolidated Financial Statements. As discussed in the Executive Overview, we expect future annual interest expense to continue to decline. Interest income in the nine months ended September 30, 2004 includes approximately $1.7 million of interest income estimated to be received as a result of implementing our tax planning strategies in the third quarter. The remaining interest income in the nine months ended September 30, 2004 is comparable to the prior year.

          As discussed in the Executive Overview on September 30, 2004, we elected to terminate an interest rate swap designated as a cash flow hedge. The Company believes it is no longer probable that the originally anticipated interest payments will occur (see Note 5) and accordingly, the Company reclassified the deferred loss of $2.8 million in Other Comprehensive Income to Debt restructuring charges in the Condensed Consolidated Statements of Operations. As a result of the Senior Notes’ prepayment discussed in Note 5 of the accompanying Condensed Consolidated Financial Statements, we were required to pay an additional $6.4 million under a make-whole provision (which, along with a $1.2 million non-cash write-off of deferred costs on the former Revolver and Senior Notes, was recorded as a charge to debt restructuring charges in the second quarter).

          Primarily as a result of fluctuations in the exchange rate in Canada, we recognized $0.9 million of an exchange rate gain during the nine months ended September 30, 2004 compared to a $1.8 million exchange rate loss in the corresponding period of the prior year. During the nine months ended September 30, 2004, we recognized approximately $1.7 million of grant income.

Income taxes. The effective tax rate for the nine months ended September 30 of 2004 was 24.8% as described in Note 6 to the accompanying Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

          Cash Requirements

          Our primary future cash requirements in the accompanying Condensed Consolidated Financial Statements are shown in the following table of contractual obligations as of September 30, 2004 (amounts in thousands):

	Less than			Over
Contractual Obligations	1 year	2-3 years	4-5 years	5 years	Total
Long-term debt[1]	$77	$233	$—	$—	$310
Capital lease obligations[1]	227	29	—	—	256
Line of credit[1]	—	7,200	—	—	7,200
Grant advances[1]	—	—	—	7,242	7,242
Purchase obligations[2]	40,299	18,575	12,481	—	71,355
Operating lease commitments[2]	26,083	40,111	27,394	56,670	150,258

Total	$66,686	$66,148	$39,875	$63,912	$236,621

1Reflected on accompanying Condensed Consolidated Balance Sheets.

2 Not reflected on accompanying Condensed Consolidated Balance Sheets.

          Long-term debt relates primarily to four small loans. Capital lease obligations relate primarily to equipment leases that are less than three years in term. The line of credit relates to our new Credit Facility, which is described in more detail below. Grant advances are primarily related to a grant from Invest Northern Ireland as discussed in Note 5 to the Condensed Consolidated Financial Statements. Purchase obligations are contractual commitments we have to purchase telecommunications, printing, maintenance and other goods and services. Operating lease commitments relate primarily to facility leases for our CMCs, the lease terms for which range from 3 to 20 years.

          In addition, our liquidity requirements include cash-related expenses associated with costs of services and selling, general and administrative expenses, as well as interest expense and income tax expense. In the third quarter of 2004, payroll-related expenses, telecommunications costs and facility lease expenses comprised approximately 81.0% of costs of services and selling, general and administrative expenses combined, with payroll-related expenses comprising the largest component of the total (approximately 71.8%). Given the nature of our client agreements, the majority of payroll-related expenses are semi-variable in nature and fluctuate with increases or decreases in call volumes related to client projects.

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

          Capital expenditure commitments and other cash requirements. Our cash requirements also include capital expenditures primarily related to ongoing maintenance, upgrades or replacement of existing assets, and the development and retrofit of new CMCs. We used $28.9 million in investing activities during the nine-months ended September 30, 2004, primarily related to the purchase of property and equipment and the development of new CMCs. We used $76.8 million in investing activities during the nine-months ended September 30, 2003, primarily related to the $38.2 million acquisition of our corporate headquarters, the development of new CMCs and, to a lesser extent, capitalized software costs related to our Database Marketing and Consulting segment.

          We currently expect total capital expenditures in 2004 to range between $30 million and $35 million, the majority of which is attributable to maintenance capital for existing CMCs, the opening or expansion of CMCs and internal technology projects. Such expenditures are financed with internally generated cash flows, existing cash balances and, to the extent necessary, cash flows from financing activities. The anticipated level of 2004 capital expenditures is primarily dependent upon new client contracts and the corresponding requirement for additional CMC capacity and technological infrastructure. Furthermore, if growth is generated through facilities management contracts, where we provide customer management services from a client-owned facility, the anticipated level of capital expenditures may decline from our estimates.

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

          During the first quarter of 2000, we formed Percepta with Ford Motor Company (“Ford”). Percepta was formed to provide global customer management solutions to Ford. Under the joint venture operating agreement, we have the right to require Ford to purchase our interest in Percepta at fair market value at any time after December 31, 2004. Ford also has the right to require us to sell our interest in Percepta at fair market value at any time after December 31, 2004. At the board of directors meeting on October 8, 2004, Ford reported that it does not intend to call our interest at this time and will not revisit the topic for at least one year. We do not intend to require Ford to purchase our interest in Percepta. The net book value of Percepta as of September 30, 2004 is approximately $15 million. For the nine-months ended September 30, 2004 and 2003, Percepta reported revenue of $61.8 million and $68.7 million, respectively, and income from operations of $3.9 million and $4.4 million, respectively.

          Known trends and uncertainties. From time to time we launch large client contracts that may result in significant negative working capital because of the time period between incurring the costs for training and launching the program, and the beginning of the accounts receivable collection process. As a result, periodically we may generate negative cash flows on individual programs.

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

          Sources of Cash

          Operations. Our primary capital resources are net cash provided by operating activities and proceeds from financing activities. Cash provided by operating activities was $59.9 million during the nine-months ended September 30, 2004 compared to $30.0 million in the same period of 2003. The improvement in cash provided by operating activities is due mainly to the improvement in income from operations of $29.3 million for the nine-months ended September 20, 2004 compared to the same period in 2003. Cash provided by operating activities during the nine-months ended September 30, 2004 consists of net income of $14.0 million before adjustments for depreciation and amortization, deferred taxes on income, changes in working capital and the impairment of certain fixed assets. The effect of the change in working capital accounts and other assets and liabilities on the accompanying Condensed Consolidated Statements of Cash Flows between years was approximately $8.5 million. The change in accounts receivable is primarily the result of an increase in days sales outstanding from 51 days as of December 31, 2003 to 58 days as of September 30, 2004.

          Financing. We currently have one main debt instrument that provides cash for financing activities. Cash used in financing activities during the nine-months ended September 30, 2004 was $117.3 million, of which $5.0 million related to the repurchase of the Company’s common stock and $5.8 million for the repayment of a grant advance. The remainder was mostly due to a refinancing of our debt as discussed in the Executive Overview above.

          Our Credit Facility, which includes certain customary financial covenants, may be used for general corporate purposes, including refinancing of debt, working capital and acquisition financing. The Credit Facility accrues interest at a rate based on either (1) the Prime Rate, defined as the higher of the lender’s prime rate or the Federal Funds Rate plus 0.50%, or (2) LIBOR, at the Company’s option. The interest rate will vary based on the Company’s leverage ratio as defined in the agreement. At September 30, 2004, the blended interest rate was 4.75% per annum as we elected to borrow under the Prime Rate option. In addition, a commitment fee will be charged on a quarterly basis on the unused portion of the Credit Facility. The Credit Facility matures May 4, 2007; however, we may request a one-year extension of the maturity date, subject to approval by the lenders.

          During the nine months ended September 30, 2004, Percepta paid $2.7 million in dividends to the minority interest partner in Percepta and $3.3 million to us. Assuming Percepta continues to operate profitably, we believe Percepta will continue to pay dividends in 2004 at approximately the same level as in the nine-months ended September 30,2004. As a result, we expect the joint venture to pay up to $3.6 million to the minority interest partner during 2004 and $4.4 million to us.

          Debt Instruments and Related Covenants

          The Credit Facility is secured by 100% of our domestic accounts receivable and a pledge of 65% of capital stock of all our material foreign subsidiaries, as defined in the agreement.

CLIENT CONCENTRATIONS

          Our five largest clients accounted for 49.9% and 51.4% of our revenue for the nine months ended September 30, 2004 and 2003, respectively. In addition, these five clients accounted for an even greater share of our consolidated earnings. The profitability of our agreements with these clients vary greatly based upon the specific contract terms with any particular client, and the relative contribution of any single client to our consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis. Although we have historically renewed most of our contracts with our largest customers, there is no assurance that future contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts.

          Under the terms of the original contract with Verizon Communications (“Verizon”) relating to its Competitive Local Exchange Carrier (“CLEC”) business, there were certain minimum monthly volume commitments at pre-determined hourly billing rates (“Minimum Commitments”). As previously reported, when the CLEC work was redirected to other Verizon business units during 2001, Verizon continued to honor the contractual terms of its Minimum Commitments. While the terms negotiated by these business units were generally at lower hourly billing rates (“Base Rates”) than the Minimum Commitments, Verizon continued to meet its financial obligations associated with the Minimum Commitments through the first quarter of 2004. In certain instances, the Base Rates exceed current market rates for similar services and upon contract expiration, if the contracts are renewed, we expect the rates we receive for our services in the future to be less than the Base Rates. In some instances, volume associated with new work is also offset against the Minimum Commitments. In addition, certain Minimum Commitments were bought out with cash and these settlement payments are being amortized over the life of such Minimum Commitments. The majority of the Minimum Commitments had been satisfied by December 31, 2003 with the remainder expiring in September 2004. The amount of Minimum Commitments satisfied by Verizon in excess of the Base Rates, together with amortized settlement payments, was $31.5 million for the year ended December 31, 2003. The amount declined to approximately $8.5 million for the nine months ended September 30, 2004 and will be $0 thereafter. There is no cost to the Company associated with the amounts it receives from Verizon for Minimum Commitments in excess of the Base Rates or amortized settlement payments and, accordingly, these amounts impact pre-tax earnings by a like amount.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FOR THE PERIOD ENDED SEPTEMBER 30, 2004

          Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in U.S. interest rates, LIBOR and foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to normal operating and funding activities. As of September 30, 2004, the Company has entered into forward financial instruments to manage and reduce the impact of changes in the U.S./Canadian dollar exchange rates with several financial institutions to mitigate a portion of our foreign currency risk.

Interest Rate Risk

          The interest on the Company’s Credit Facility is variable based upon LIBOR or prime and, therefore, affected by changes in market interest rates. At September 30, 2004, there was $7.2 million outstanding on the Credit Facility. If LIBOR or prime increased 10%, there would be an immaterial impact to the Company.

Foreign Currency Risk

          The Company has wholly owned subsidiaries doing business in Argentina, Australia, Brazil, Canada, China, India, Korea, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore, and Spain. Expenses and a portion of the revenues from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in the exchange rate may positively or negatively affect the Company’s revenue and net income attributable to these subsidiaries. For the nine months ended September 30, 2004 and 2003, revenue from non-U.S. countries represented 53% and 42% of consolidated revenue, respectively.

          The Company has contracted with several commercial banks, at no material cost, to acquire a total of $132.1 million Canadian dollars through July 2006 at a fixed price in U.S. dollars of $96.9 million. The Company has derivative assets of $7.2 million associated with foreign exchange contracts, of which approximately $2.1 million relates to Canadian dollar hedge contracts that will settle in 2004. If the U.S./Canadian dollar exchange rate were to increase or decrease 10% from the levels at September 30, 2004, the Company could incur a material gain or loss in the remainder of 2004 on the contracts, which is estimated to range from a loss of $0.2 million to a gain of $4.4 million. The impact of a 10% change in exchange rates for the portion of cash flows not hedged in 2004 with foreign exchange contracts would be immaterial to our financial results and cash flows.

          A business strategy for the Company’s North American Customer Care segment is to serve certain U.S. based customers from Canadian customer management centers in order to leverage the U.S./Canadian dollar exchange rates. During the nine months ended September 30, 2004, the Canadian dollar has strengthened against the U.S. dollar by 1.5%. As a result, the Company’s revenue remains constant in U.S. dollars, whereas its costs (which are denominated in Canadian dollars) are increasing for the unhedged portion.

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

Item 4.

CONTROLS AND PROCEDURES

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of management, our Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004, pursuant to Rule 13a-15(b) under the Exchange Act and based upon that evaluation, our Certifying Officers concluded that these disclosure controls and procedures were effective.

          There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     PART II. OTHER INFORMATION

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(d) Maximum Number
(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs (1)	Programs
7/1/04 to 7/31/04	—	—	—	—
8/1/04 to 8/31/04	—	—	—	—
9/1/04 to 9/30/04	—	—	—	—

(1) On March 10, 2003, we announced a share repurchase program, authorized by the Board of Directors, to repurchase up to $25 million of shares of our common stock at a share price up to and including $7.50 per share. Through September 30, 2004, we have purchased 1,019,400 shares for a total of $6,098,863. There is no expiration date for this repurchase program.

Item 6.

EXHIBITS

(a)	Exhibits

Exhibit No.	Exhibit Description
10.40	Credit Agreement among TeleTech Holdings, Inc., as borrower, The Lenders named herein, Lenders, and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of May 5, 2004.

10.41	First Amendment to Credit Agreement among TeleTech Holdings, Inc., as borrower, The Lenders named herein, Lenders, and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of May 5, 2004.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC.

(Registrant)

Date: November 3, 2004	By: /s/ KENNETH D. TUCHMAN

Kenneth D. Tuchman Chairman and Chief Executive Officer (Duly Authorized Officer)

Date: November 3, 2004	By: /s/ DENNIS J. LACEY

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.40	Credit Agreement among TeleTech Holdings, Inc., as borrower, The Lenders named herein, Lenders, and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of May 5, 2004.

10.41	First Amendment to Credit Agreement among TeleTech Holdings, Inc., as borrower, The Lenders named herein, Lenders, and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of May 5, 2004.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350