Form 10-K/A
period 2003-12-31
TELETECH HOLDINGS INC
filed 2005-03-01
CIK 1013880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1
To
Form 10-K

(MARK ONE)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, $.01 par value per share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by checkmark if an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     As of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, there were 74,193,804 shares of the registrant’s common stock outstanding. The aggregate market value of the registrant’s voting and non-voting common stock that was held by non-affiliates on such date was $285,646,145 based on the closing sale price of the registrant’s common stock on such date as reported on the Nasdaq Stock Market.

     As of March 2, 2004, there were 75,287,300 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of TeleTech Holdings, Inc.’s definitive proxy statement for its annual meeting of stockholders to be held on May 20, 2004, are incorporated by reference into Part III of this Form 10-K, as indicated.

Explanatory Note

     This annual report on Form 10-K/A is being filed for the purpose of amending our consolidated financial statements to record accounting adjustments related to prior periods.

     The restatement is primarily a result of accounting adjustments that pertain to prior periods, the majority of which were disclosed in Item 9A in the original filing of our Annual Report on Form 10-K. At the same time, we recorded the additional adjustments that we had identified at that time but did not record as they were not material; the net effect of those additional adjustments was to decrease net loss for 2003 by approximately $500,000. In addition, subsequent to filing the 2003 Form 10-K, we identified a contract acquisition cost and related liability that became our right and obligation during 2002; we recorded the contract acquisition cost and related liability, as well as recorded the related amortization of the asset and reduction of the liability from inception of the obligation forward, decreasing net loss for 2003 by approximately $729,000 and increasing net loss for 2002 by approximately $401,000. In addition, we identified that we were not properly accounting for scheduled rent escalations at most of our locations. The impact of this was to record additional rent expense of $221,000, $754,000 and $834,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     The impact of the restatement on net loss for the year ended December 31, 2003 was a decrease in net loss of $10.7 million. The impact of the restatement on net loss for the years ended December 31, 2002 and 2001 was an increase in net loss of $3.1 million and $3.8 million, respectively. Additionally, we adjusted downward the beginning balance of retained earnings by $6.8 million for 2001 to reflect the impact of adjustments related to prior periods.

     This Form 10-K/A amends and restates Items 1, 6, 7, 8, 9A of Part II and Item 15 of Part IV contained in our Annual Report on Form 10-K originally filed with the Securities and Exchange Commission (“SEC”) on March 8, 2004, as required to reflect the restatement, and includes currently dated certifications pursuant to the rules of the SEC. The foregoing items have not been updated to reflect other events occurring after the filing of the original Form 10-K, or to modify those disclosures affected by subsequent events, except for those disclosures provided in Notes 16 and 17 to the consolidated financial statements included in Item 8 of this Form 10-K/A. All other information contained herein was included in the original Form 10-K, which was filed with the SEC on March 8, 2004, speaks only as of such date and has not been amended or updated hereby. All referenced amounts in this Form 10-K/A for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

     All information contained in this Form 10-K/A is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the original filing of the Annual Report on Form 10-K. As a result, we recommend that this Form 10-K/A be read in conjunction with all other periodic and current reports of ours filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), after the filing of the original Form 10-K, including without limitation the information described in Notes 16 and 17 to the consolidated financial statements included in Item 8 of this Form 10-K/A and the information contained in our Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2004, June 30, 2004 and September 31, 2004, each as filed on the date hereof.

     Additionally, our financial statements for 2001 and prior years were audited by Arthur Andersen, LLP (“Andersen”). As part of the restatement of previously issued financial statements, we recorded adjustments to the 2001 consolidated financial statements. Representatives of Andersen are not available to provide an audit opinion regarding our adjustments to the 2001 consolidated financial statements or the 2001 consolidated financial statements themselves. As such, our consolidated financial statements for the year ended December 31, 2001 contained in this Form 10-K/A are now unaudited.

PART I

     This Form 10-K/A contains certain forward-looking statements within the meaning or the Private Securities Litigation Reform Act of 1995. These forward-looking statements were made at the time the original Form 10-K was filed on March 8, 2004, speak only as of such date, are subject to the factors set forth beginning on page 8 of this Form 10-K/A and must be considered in light of any subsequent statement, including any forward-looking statement contained in any written statement subsequent to the original filing date. The statements contained in these forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements express or implied by the forward-looking statements.

Item 1. Business.

Overview

     TeleTech Holdings, Inc., a Delaware corporation (together with its wholly owned and majority owned subsidiaries, “TeleTech” or the “Company,” which may also be referred to as “we,” “us” or “our”) serves its clients through two primary businesses: (i) Customer Management Services, which provides outsourced customer support and marketing services for a variety of industries via call centers (“customer management centers”, or “CMCs”) throughout the world (“Customer Care”); and (ii) Database Marketing and Consulting, which provides outsourced database management, direct marketing and related customer retention services for automotive dealerships and manufacturers in North America.

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

     As a result of the above, we were not in compliance with certain financial covenants in our Credit Agreement dated October 29, 2002, as amended (“Revolver”), and Note Purchase Agreement, dated October 30, 2001, as amended (“Senior Notes”) during 2002 and 2003. During 2003, we worked with our lenders to successfully amend both agreements bringing the Company back into compliance. The amendments required that we secure the agreements with a majority of the Company’s domestic assets. The last amendment was completed in August 2003 and resulted in an increase of interest expense of approximately $2.0 million per year.

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

     Segments

     We classify our business activities into three segments: North American Customer Care, International Customer Care and Database Marketing and Consulting. These segments are consistent with our management of the Company and reflect our internal financial reporting structure and operating focus. North American Customer Care consists of customer management services provided to United States’ and Canadian clients while International Customer Care consists of clients in all other countries. Our North American Customer Care business segment accounted for approximately 63.5%, 69.7% and 66.5% of total 2003, 2002 and 2001 revenue, respectively. Our International Customer Care business segment accounted for approximately 25.6%, 20.9% and 25.7% of total 2003, 2002 and 2001 revenue, respectively. All intercompany transactions between the reported segments for the periods presented have been eliminated.

     As discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations, it is a significant Company strategy to garner additional business through the lower cost opportunities offered by certain international countries. Accordingly, the Company provides services to certain U.S. clients from CMCs in Canada, India, Argentina, Mexico and the Philippines. Under this arrangement, while the U.S. subsidiary invoices and collects from the end client, the U.S. subsidiary also enters into a contract with the foreign subsidiary to reimburse the foreign subsidiary for their costs plus a reasonable profit. As a result, a portion of the profits from these client contracts is recorded in the U.S. while a portion is recorded in the foreign location. For U.S. clients being fulfilled from Canadian locations and the Philippines, which represents the majority of these arrangements, the profits all remain within the North American Customer Care segment. For U.S. clients being fulfilled from other countries, a portion of the profits are reflected in the International Customer Care segment. There are also situations where certain foreign subsidiaries will contract with other foreign subsidiaries to fulfill client contracts. In these situations, while the profits are partially recorded in each country, on a segment basis they are all reflected in the International Customer Care segment.

     Database Marketing and Consulting provides outsourced database management, direct marketing and related customer retention services for automobile dealerships and manufacturers in North America. Our database marketing and consulting segment accounted for approximately 10.9%, 9.4% and 7.8% of total 2003, 2002 and 2001 revenue, respectively.

     In January 2003, the Company adopted the practice of allocating corporate operating expenses to segments based upon each segment’s respective pro rata percentage of consolidated revenue. Prior to January 1, 2003, corporate operating expenses were shown as a separate segment. Segment information as of December 31, 2002 and 2001 has been restated to reflect this change.

     Our Internet address is www.teletech.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, are available free of charge on our Internet website under the heading

“Investors” / “Annual Reports” and “Investors” / “SEC Filings.” We will provide electronic or paper copies of our SEC filings free of charge upon request.

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

     Our Customer Management Services business includes:

•	Customer Acquisition Services: We provide new account services including processing and fulfilling pre-sale information requests, verifying sales, activating services and directing customers to product or service sources, as well as initial post-sale support including operating instructions for the use of new products or services.

•	Customer Provisioning Services: We manage front- and back-office processes from order to installation, including turning on service or trouble shooting installation.

•	Customer Support Services: We manage customer support interactions, from complex transactions such as insurance claims processing, technical and help-desk support to more basic services such as billing support, account maintenance and complaint resolution.

•	Customer Development Services: We provide sales information to help our clients identify high-value customers and seek to increase clients’ sales through up-selling and cross-selling clients’ products or services.

•	Customer Retention Programs: We work in conjunction with clients to develop targeted customer satisfaction and loyalty programs to help manage customer attrition or turnover.

•	Other Customer-Related Programs: Our customer management services also include aiding in collections, collecting market research from customers and performing outbound-call campaigns.

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

     Our services are designed to manage customer relationships across multiple products and services, as well as countries, languages and communication channels. For many businesses managing customer relationships is not a core competency, so we offer an alternative that enables companies to leverage our customer management experience, infrastructure, technology and resources. Each solution is designed to increase customer satisfaction by delivery of customer support in a manner pleasing to customers. Our services encompass the following Company capabilities:

•	Infrastructure deployment, including the securing, designing and building of data centers and CMCs;

•	Recruitment, education and management of client-dedicated customer service representatives (“CSRs”);

•	Formulating and engineering operational process controls and quality control systems;

•	Technology consulting and implementation, including the integration of hardware, software, network and computer-telephony technology; and

•	Database management, which involves the accumulation, management and analysis of customer information to aid in the development of marketing strategies.

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

     Markets and Clients — Customer Management Services

     We primarily focus on large global corporations in the following industries: Automotive, Communications and Media, Financial Services, Government, Healthcare, Logistics, Retail, Technology and Travel. Communications and Media comprises approximately 50% of our total revenue, representing the largest portion of our client programs.

     Percepta, our 55% owned joint venture with Ford Motor Company (“Ford”), provides customer management services to Ford customers and Ford internal locations.

     We had two clients who represented more than 10% of 2003 total revenue: Verizon Communications (“Verizon”) and Nextel Communications, Inc., which accounted for 17.2% and 14.2% of total revenue, respectively. As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Client Concentrations”, Verizon revenue is expected to decline in 2004.

     Certain of our telecommunication customers, which represent approximately one-third of our annual revenue, also provide us telecommunication services. We believe each of these supplier contracts is negotiated at arms-length and may be negotiated at different times and with different legal entities. Expenditures under these supplier contracts represent less than one-percent of total costs.

     Sales and Marketing — Customer Management Services

     We employ a team sales approach and seek to hire business development professionals with experience in our targeted industries.

     We typically provide customer management services pursuant to written contracts with terms ranging from one to eight years and our contracts often contain renewal or extension options. Under virtually all of our significant contracts, we generate revenue based on the amount of time CSRs devote to a client’s program. In addition, clients are typically required to pay fees relating to the implementation of the program including initial education and training of representatives, setup of the program, and development and integration of computer software and technology. Clients also may be required to pay fees relating to the management of the program and the recruiting, hiring and training of new CSRs to backfill vacant positions. Such fees may be billed as a separate charge upfront, or may be bundled into the production rate over the life of the contract.

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

     Operations — Customer Management Services

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

     Quality Assurance — Customer Management Services

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

     Technology — Customer Management Services

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

     Human Resources — Customer Management Services

     Our ability to successfully provide customer management services is largely dependent upon our success in recruiting, hiring and training large numbers of employees within the costs we estimated when pricing our client’s proposed business. We primarily offer full-time positions with competitive salaries and wages and a full range of employee benefits.

     To sustain an adequate level of service and support for our clients’ customers, our representatives undergo training before managing customer interactions and for many client programs, receive ongoing training on a regular basis. In addition to learning about the clients’ corporate culture and specific product or service offerings, representatives receive training in the numerous media we use to execute our clients’ customer management program.

     Competition — Customer Management Services

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

     International Operations — Customer Management Services

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

Database Marketing and Consulting

     We operate our Database Marketing and Consulting segment through our wholly owned subsidiary Newgen Results Corporation, which represents 11% of our total revenue. We provide outsourced database management, direct marketing and related customer retention services for automotive dealerships’ service departments and automobile manufacturers primarily in North America.

     Our Database Marketing and Consulting services primarily consist of direct marketing campaigns involving direct mailing and outbound teleservice follow-up to promote automobile service business from a dealership’s own customer base.

     Markets and Clients — Database Marketing and Consulting

     Our Database Marketing and Consulting services are provided to automotive dealers and manufacturers in the U.S. and Canada. We have contracts with over 7,000 automobile dealers representing 12 different brand names. Additionally, we provide services directly to automobile manufacturers primarily related to national sales and service promotions.

     Sales and Marketing — Database Marketing and Consulting

     In this segment we employ sales professionals located in major markets throughout the U.S. and Canada.

     Operations — Database Marketing and Consulting

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

     Quality Assurance — Database Marketing and Consulting

     We are ISO 9000:2000 certified and we undergo semi-annual surveillance audits to maintain this certification. We monitor and measure the ongoing quality and accuracy of our processes and systems associated with our products through operational metrics. These metrics are routinely evaluated against the current business environment to ensure that the customers’ needs and expectations are taken into consideration.

     Technology — Database Marketing and Consulting

     We have invested significant resources in designing and developing proprietary industry-specific software applications and tools and as a result, maintain a library of reusable software code for use in future developments. We continue to invest resources into the development and implementation of emerging automotive customer services.

     Human Resources — Database Marketing and Consulting

     We aim to recruit and hire management with experience in automotive manufacturers or dealerships to enable us to provide our clients with a deep understanding of dealership operations and processes. Our employees receive training before managing customer interactions and for many client programs, receive ongoing training on a regular basis.

     Competition — Database Marketing and Consulting

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

     In April 2003, we announced a joint venture agreement with Bharti Enterprises Limited (“Bharti”) to provide in-country and offshore customer management solutions in India. Under terms of the agreement, TeleTech and Bharti participate in a joint venture known as TeleTech Services India Private Limited (“TeleTech India”). Initially, TeleTech and Bharti each had a 50% ownership interest in TeleTech India with TeleTech having the ability to acquire up to 80% of the venture. In February 2004, we acquired an additional 10% interest in TeleTech India, bringing our total ownership interest to 60%.

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

Working Capital

     Information about our liquidity is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Liquidity and Capital Resources”.

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

     Forward-looking information may prove to be inaccurate. Some of the information presented in this Annual Report on Form 10-K/A constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements that include terms such as “may,” “will,” “intend,” “anticipate,” “estimate,” “expect,” “continue,” “believe,” “plan,” or the like, as well as all statements that are not historical facts. Forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from current expectations. Although we believe our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from expectations. Factors that could cause actual results to differ from expectations or have a material adverse effect upon our business include:

     Reliance on a Few Major Clients. We strategically focus our marketing efforts on developing long-term relationships with large, global companies in targeted industries. As a result, we derive a substantial portion of our revenue from relatively few clients. There can be no assurance that we will not become more dependent on a few significant clients, that we will be able to retain any of our largest clients, that the volumes or profit margins of our most significant programs will not be reduced, or that we would be able to replace such clients or programs with clients or programs that generate comparable profits. Consequently, reduced profitability from the loss of one or more of our significant clients could have a material adverse effect on our business, results of operations or financial condition. See “Client Concentrations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Dependence on the Success of Our Clients’ Products and Services. In substantially all of our client programs, we generate revenue based, in large part, on the amount of time that our personnel devote to a client’s customers. Consequently, and due to the inbound nature of our business, the amount of revenue generated from any particular client program is dependent upon consumers’ interest in, and use of, the client’s products and/or services. There can be no assurance as to the number of consumers who will use the products and services of our clients, and who will therefore need our services, or that our clients will develop new products or services that will continue to require our services.

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

     Risks Associated with Our Contracts. Most of our contracts do not ensure that we will generate a minimum level of revenue, and the profitability of each client program may fluctuate, sometimes significantly, throughout the various stages of such program. Although we seek to sign multi-year contracts with our clients, our contracts generally enable the clients to terminate the contract, or terminate or reduce customer interaction volumes. Although our larger contracts generally require the client to pay a contractually agreed amount in the event of early termination, there can be no assurance that we will be able to collect such amount. We are usually not designated as our client’s exclusive service provider. Certain contracts have performance-related bonus and/or penalty provisions, whereby the client may pay a bonus or we may have to issue a credit, depending upon our ability to meet agreed upon performance metrics. We cannot be certain that we will achieve bonuses or avoid penalties.

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

     Risks Associated with Financing Activities. From time to time, we may need to obtain debt or equity financing for capital expenditures, for payment of existing obligations and to replenish cash reserves. There can be no assurance that we will be able to obtain such debt or equity financing, or that any such financing would be on terms acceptable to us. Additionally, our existing debt agreements require us to comply with certain financial covenants. There is no assurance that we will be able to meet these covenants or, in the event of noncompliance, will be able to obtain waivers or amendments from the lenders. We also have risks related to our “make-whole”

commitment and our swap agreement described in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Liquidity and Capital Resources”.

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

     Risk of Business Interruption. Our operations are dependent upon our ability to protect our locations’ computer and telecommunications equipment and software systems against damage or interruption from fire, power loss, cyber attacks, telecommunications interruption or failure, natural disaster and other similar events. In the event we experience a temporary or permanent interruption at one or more of our locations, through casualty, operating malfunction or otherwise, our business could be materially adversely affected and we may be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts with us. We maintain property and business interruption insurance; however, such insurance may not adequately compensate us for any losses we may incur.

     Variability of Quarterly Operating Results. We have experienced and could continue to experience quarterly variations in operating results because of a variety of factors, many of which are outside our control. Such factors include the timing of new contracts; labor strikes and slowdowns in the business of our clients; reductions or other modifications in our clients’ marketing and sales strategies; the timing of new product or service offerings; the expiration or termination of existing contracts or the reduction in existing programs; the timing of increased expenses incurred to obtain and support new business; changes in the revenue mix among our various service offerings; and the seasonal pattern of certain businesses served by us. In addition, we make decisions regarding staffing levels, investments and other operating expenditures based on our revenue forecasts. If our revenue are below expectations in any given quarter, our operating results for that quarter would likely be materially adversely affected.

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

Item 2. Properties.

     Our corporate headquarters are located in Englewood, Colorado, in approximately 272,000 square feet of office space. In February 2003, we purchased our corporate headquarters building, including furniture and fixtures, for $38.2 million. As of December 31, 2003, we operated in 63 CMCs plus one facility for our Database Marketing and Consulting segment, designated as follows:

•	Dedicated Center — we lease space for these centers and dedicate the entire facility to one client.

•	Multi-client Center — we lease space for these centers and serve multiple clients in each facility.

•	Managed Center — these facilities are leased or owned by our clients, and we manage these sites on behalf of our clients in accordance with facility management contracts.

     Our Customer Management Services segments include CMCs in the following locations as of December 31, 2003:

Location	Number of CMCs
United States	18
International:
Argentina	2
Australia	6
Brazil	3
Canada	8
China	1
India	1
Korea	1
Malaysia	1
Mexico	2
New Zealand	3
Northern Ireland	1
Philippines	1
Singapore	3
Scotland	2
Spain	10

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

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of its fiscal year ended December 31, 2003.

Executive Officers of TeleTech Holdings, Inc.

     In accordance with General Instruction G(3) of this Form 10-K, the following information is included as an additional item in Part I:

			Date
			Position
Name	Position	Age	Assumed
Kenneth D. Tuchman[1]	Chairman and Chief Executive Officer	44	2001
James E. Barlett[2]	Vice Chairman	60	2001
James B. Kaufman[3]	President and GM, Commercial and Government	42	2002
Dennis J. Lacey[4]	Executive Vice President and Chief Financial Officer	50	2003
Sharon A. O’Leary[5]	Senior Vice President, General Counsel and Secretary	45	2002
John R. Simon[6]	Senior Vice President, Human Resources	39	2001

[1]	Mr. Tuchman founded TeleTech’s predecessor company in 1982 and has served as the Chairman of the Board of Directors since TeleTech’s formation in 1994. Mr. Tuchman served as the Company’s President and Chief Executive Officer from the Company’s inception until October 1999. In March 2001, Mr. Tuchman resumed the position of Chief Executive Officer. Mr. Tuchman is also a member of the State of Colorado Governor’s Commission on Science and Technology and on the Board of Directors for the Center for Learning and Leadership.

[2]	Mr. Barlett was elected to the Board of Directors of TeleTech in February 2000 and has served as Vice Chairman of TeleTech since October 2001. Before joining TeleTech as Vice Chairman, Mr. Barlett served as the President and Chief Executive Officer of Galileo International, Inc. from 1994 to 2001, was elected Chairman in 1997 and served until 2001. Prior to joining Galileo, Mr. Barlett served as Executive Vice President of Worldwide Operations and Systems for MasterCard International Corporation, where he was also a member of the MasterCard International Operations Committee. Previously, Mr. Barlett was Executive Vice President of Operations for NBD Bankcorp, Vice Chairman of Cirrus, Inc., and a partner with Touche Ross and Co., currently known as Deloitte and Touche. Mr. Barlett also serves on the board of Korn/Ferry International.

[3]	Mr. Kaufman was named President and GM, Commercial and Government in September 2003 and in 2002 was named as Executive Vice President, Sales, Solutions and Marketing. Since 1999, he had served as the Company’s Executive Vice President, General Counsel and Secretary. Before joining TeleTech in 1999, Mr. Kaufman served as Vice President—Law at Orion Network Systems (renamed Loral Cyberstar following its acquisition by Loral Space & Communications in March 1998), a publicly traded international satellite-based communications company. Before joining Orion in 1994, Mr. Kaufman was engaged in private law practice, most recently with Proskauer Rose, a national law firm.

[4]	Mr. Lacey joined TeleTech in May 2003 as Executive Vice President and Chief Financial Officer. Prior to joining TeleTech, Mr. Lacey was Executive Vice President and Chief Financial Officer of CKE Restaurants, Inc. Prior to joining CKE Restaurants, Inc., Mr. Lacey was Chief Financial Officer of Imperial Bancorporation. Prior to his employment at Imperial, Mr. Lacey served as President and Chief Executive Officer of Capital Assets, Inc. Before his position at Capital Associates, Mr. Lacey was an audit partner with Coopers and Lybrand. Mr. Lacey holds a bachelor of arts degree in accounting from the University of West Florida, Pensacola, FL.

[5]	Ms. O’Leary joined TeleTech in 2002 from LoneTree Capital, a venture capital firm, where she was Senior Vice President and General Counsel. Prior to LoneTree Capital, Ms. O’Leary was Vice President-Law with MediaOne Group where she managed the general corporate, litigation, risk management, human resources and public relations advice areas of the law department. Ms. O’Leary also managed the board of directors as assistant secretary. Prior to joining MediaOne Group, Ms.

O’Leary worked for U S WEST in a variety of legal areas including mergers and acquisitions, commercial transactions, international joint ventures, new product development, and regulatory issues. In addition to her work at U S WEST, Ms. O’Leary was a partner with the law firm of Browning, Kaleczyc, Berry & Hoven, P.C. Ms. O’Leary earned her undergraduate degree with honors from Dominican College in 1981, and her juris doctorate with honors from New York Law School in 1985.

[6]	Mr. Simon joined TeleTech in 1999 and has served as TeleTech’s Senior Vice President, Human Resources since July 2001. Prior to his current role, Mr. Simon was the Company’s associate general counsel, handling labor and employment, as well as insurance and regulatory issues and also served as General Counsel during 2002. Before joining TeleTech, Mr. Simon was a partner at the New York law firm Hallenbeck, Lascell, Norris and Heller. Mr. Simon’s private law practice focused on litigating employment and commercial matters, as well as business counseling for corporate clients. Mr. Simon holds an undergraduate degree from Colorado College and a law degree from Georgetown University.

          There are no family relationships between any director, executive officer, or person nominated or chosen by the registrant to become a director or executive officer.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     The Company’s common stock is traded on the Nasdaq National Stock Market under the symbol “TTEC.” The following table sets forth the range of the high and low sales prices per share of the common stock for the quarters indicated as reported on the Nasdaq National Market:

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

Item 6. Selected Financial Data.

     The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and the related notes appearing elsewhere in this report. The financial information for years prior to 2000 have been restated to reflect the August 2000 business combination with Contact Center Holdings, S.L. and the December 2000 business combination with Newgen Results Corporation, both of which were accounted for using the pooling-of-interests method of accounting.

The Company has determined that it is appropriate to restate its consolidated financial statements presented in its Annual Report, and as discussed in Notes 16 and 17 to consolidated financial statements.

	Year Ended December 31,
			(Unaudited)	(Unaudited)		(Unaudited)
	2003[11]	2002[11]	2001[11]	2000[11]		1999[11]
Statement of Operations Data:	(in thousands, except per share and operating data)

Revenues	$1,001,128	$1,016,935	$912,544	$885,349		$604,264
Costs of services	764,687	769,700	634,717	564,459		403,648
SG&A and other operating expenses	160,491 [9]	187,511 [6]	192,636 [4]	206,750	[3]	118,053
Depreciation and amortization	58,596	57,725	57,608	48,001		32,661

Income from operations	17,354	1,999	27,583	66,139		49,902
Other income (expense)	(11,996)	(10,163)[7]	(30,501)[5]	49,386	[2]	7,561	[1]
Provision for income taxes	34,859 [10]	1,538	1,705	47,833		20,978
Minority interest	(1,003)	1,361	(1,067)	(1,559)		—

Income (loss) before cumulative effect of change in accounting principle	(30,504)	(8,341)	(5,690)	66,133		36,485
Cumulative effect of change in accounting principle	—	(11,541)[8]	—	—		—

Net income (loss)	$(30,504)	$(19,882)	$(5,690)	$66,133		$36,485

Net income (loss) per share -
Basic	$(0.41)	$(0.26)	$(0.08)	$0.89		$0.52
Diluted	$(0.41)	$(0.26)	$(0.08)	$0.84		$0.49
Average shares outstanding -
Basic	74,206	76,383	75,804	74,171		70,557
Diluted	74,206	76,383	75,804	79,108		74,462

Operating Data:
Number of production workstations	24,497	23,263	19,893	20,600		13,800
Number of customer management centers	64	55	48	50		33

Balance Sheet Data:
Working capital	$180,617	$181,464	$169,916	$173,123		$111,850
Total assets	554,816	539,583	570,595	574,121		362,579
Long-term debt, net of current portion	102,463	76,584	83,997	74,906		27,404
Total stockholders’ equity	285,512	292,580	337,453	356,587		253,145

[1]	Includes a $6.7 million gain from a contract settlement payment made by a former client.

[2]	Includes the following items: a $57.0 million gain on the sale of securities, $10.5 million of business combination expenses relating to two pooling-of-interest transactions, and a $4.0 million gain on the sale of a subsidiary.

[3]	Includes the following items: an $8.1 million loss on the closure of a subsidiary and three customer management centers and a $9.0 million loss on the termination of a lease on the Company’s Planned Headquarters Building.

[4]	Includes the following items: $18.5 million of restructuring charges related to the termination of approximately 500 employees, a $7.7 million loss on the closure of a customer management center (“CMC”) and a $7.0 million loss on the sale of the Company’s Planned Headquarters Building.

[5]	Includes a loss of $16.5 million for an other -than-temporary decline in the value of the investment in enhansiv holdings, inc. (“EHI”) and a $0.7 million charge for a workforce reduction at EHI.

[6]	Includes the following items: $32.8 million non-cash impairment loss related to fixed assets in the U.S., Spain and Argentina, $6.3 million of restructuring charges related to the termination of approximately 400 employees, a $1.2 million loss on the closure of several CMCs and a $1.9 million loss on the impairment of a property lease.

[7]	Includes a $2.3 million loss related to acquiring the remaining common stock of EHI.

[8]	Reflects the impairment of goodwill upon adoption of SFAS No. 142.

[9]	Includes a $7.0 million charge related to the impairment of fixed assets in connection with SFAS No. 144; a $5.6 million charge related to a reduction in force and facility exit charges in connection with SFAS No. 146; a $1.9 million benefit related to revised estimates of restructuring charges .

[10]	Includes a $33.2 million charge primarily for the impairment of deferred tax assets and the write-off of certain deferred tax assets.

[11]	Restated, see Notes 16 and 17 to the Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement of Consolidated Financial Statements

     On December 30, 2004, we announced that our Audit Committee met and agreed with management’s recommendation that we restate our consolidated financial statements for the years ended December 31, 2003, 2002 and 2001.

     The restatement is primarily a result of accounting adjustments that pertain to prior periods, the majority of which were disclosed in Item 9A in the original filing of our Annual Report on Form 10-K. As disclosed in Item 9A of the original filing of the Annual Report on Form 10-K, management completed a comprehensive review of its tax returns and tax related balance sheet accounts. The review resulted in amendments to previously filed tax returns, principally to correct tax basis depreciation expense, record a liability for estimated sales and use taxes for our Database Management and Consulting segment, and adjustments to reconcile certain tax-related balance sheet accounts. We also completed a comprehensive analysis of our procedures for reconciling all other significant balance sheet accounts and identified adjustments to grants, bank accounts, health insurance accruals and payroll tax accounts that related to prior periods over the last several years. At the time of the original filing, management concluded that approximately $11.7 million (pre-tax) of those adjustments related to prior periods. As of the date hereof, management has concluded that approximately $9.7 million of those adjustments related to prior periods. Additionally, we recorded the additional adjustments that we had identified at that time but did not record as they were immaterial (the net effect of those adjustments was to decrease net loss for 2003 by approximately $0.5 million).

     In addition, subsequent to filing the 2003 Form 10-K, we identified a contract acquisition cost and related liability that became our right and obligation during 2002. We recorded the contract acquisition cost and related liability, as well as recorded the related amortization of the asset and reduction of the liability from inception of the obligation forward, decreasing net loss for 2003 by approximately $0.7 million and increasing net loss for 2002 by approximately $0.4 million. Lastly, we identified that we were not properly accounting for scheduled rent escalations at most of our locations. The impact of this was to record additional rent expense of $0.2 million, $0.8 million and $0.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Except as updated to reflect the restatement, the discussion below, including without limitation any forward-looking information contained therein, speaks only as of the initial filing date of March 8, 2004. We recommend that you read the discussion below in conjunction with all other periodic and current reports we filed under the Exchange Act after the filing of the original Form 10-K, including without limitation the information described in Notes 16 and 17 to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A and the information contained in our Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, each as filed on the date hereof.

     The statements contained in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations are based on the restated Consolidated Financial Statements. The effects of the restatement are presented in Notes 16 and 17 to the Consolidated Financial Statements.

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

     As discussed under “Client Concentrations” on page 36, North American Customer Care revenue in 2003 includes $31.5 million of revenue associated with a certain client that is expected to be reduced to $8.5 million in 2004 without a corresponding decrease in cost of sales.

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

     Our profitability is also influenced by the number of new or expanded client programs. As required by the adoption of Emerging Issues Task Force (“EITF”) 00-21 for contracts entered into after July 1, 2003 (see “Critical Accounting Policies” for further discussion), in the event that a client may be billed for direct start-up costs, the associated revenue and costs are to be deferred and recognized straight-line over the life of the contract. In the event that a client cannot be billed for direct start-up costs, then those start-up costs are to be expensed when incurred. We strive to enter contracts where our clients pay separately for start-up costs as opposed to incorporating them into the ongoing production rate. However, in the fourth quarter 2003, we implemented multiple programs where the client was billed for direct start-up costs. As a result, our 2003 fourth quarter revenue and income from operations decreased by $3.3 million and $2.1 million, respectively.

     Our industry is very labor-intensive and the majority of our operating costs relate to wages, costs of employee benefits and employment taxes. An improvement in the local or global economies where our CMCs are located could lead to increased labor-related costs. In addition, our industry experiences high personnel turnover, and the length of training required to implement new programs continues to increase due to increased complexities of our clients’ businesses. This may create challenges if we obtain several significant new clients or implement several new, large-scale programs, and need to recruit, hire and train qualified personnel at an accelerated rate.

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

     Revenue from this segment is generated primarily from direct marketing campaigns involving direct mailing and outbound teleservice follow-up to promote automobile service business from a dealership’s own customer base. This segment has experienced year-over-year revenue growth through expansion to additional automobile dealers and additional products. However, due to a combination of factors, both internal and external (such as client renewals and new product launch costs), we are currently forecasting a material decline in operating income in this segment in 2004, even after a reduction in force that occurred in the first quarter of 2004. To offset this decline, we plan to expedite the entry of new products and will continue to look for ways to reduce costs.

     We plan to focus on the following in 2004:

•	continue to increase revenue by expanding our offerings;

•	diversifying our customer base by establishing relations with dealer groups and non-current customer automotive manufacturers; and

•	continuing to drive cost reductions through a combination of reductions in force and operational effectiveness.

Fourth Quarter Adjustments

     In the fourth quarter of 2003, we made numerous adjustments. We reversed the remaining $2.9 million of bonus accruals that had been previously recorded during 2003 following the decision that only the contractual minimum required bonuses would be paid due to lower than expected 2003 operating results. We completed an analysis of the recoverability of our deferred tax assets in Brazil and based upon our evaluation of positive and negative evidence, along with forecasted taxable income (loss) over the next three years, we determined to establish a valuation allowance of $1.9 million. Also, we deferred $3.3 million in revenue and $2.1 million in income from operations as a result of the adoption of EITF 00-21 (see “Critical Account Policies”).

Overall

     Because of the following factors, we expect approximately break-even results for the first quarter of 2004:

•	minimum commitments from Verizon Communications (“Verizon”) are declining as described under “Client Concentrations”;

•	we continue to invest in our sales development efforts;

•	our plans to improve individual program profitability have not been fully implemented; and

•	further reductions in force will require severance payments.

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

     We have certain contracts that are billed in advance. Accordingly, amounts billed but not earned under these contracts are excluded from revenue and included in customer advances and deferred income in the consolidated financial statements.

     In July 2003, we adopted EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), providing further guidance on how to account for multiple element contracts. EITF 00-21 is effective for all arrangements entered into after the second quarter of 2003. We have determined that EITF 00-21 requires the deferral of revenue for the initial training that occurs upon commencement of a new client contract (“Start-Up Training”) if that training is billed separately to a client. Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are also deferred. In these circumstances, both the training revenue and costs will be amortized straight-line over the life of the client contract. In situations where Start-Up Training is not billed separately, but rather included in the production rates paid by the client over the life of the contract, no deferral is necessary as the revenue is recognized over the life of the contract. If Start-Up Training revenue is not deferred, the associated training expenses will be expensed as incurred. The adoption of EITF 00-21 did not have a material impact on our operating results for the year ended December 31, 2003. However, the adoption of EITF 00-21 decreased our 2003 fourth quarter sales and income from operations by $3.3 million and $2.1 million, respectively.

     Income Taxes. We account for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be recovered from future projected taxable income. Management judgment has been used in forecasting future taxable income.

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

     SFAS 109 provides for the weighing of positive and negative evidence in determining whether it is more likely than not that a deferred tax asset is recoverable. We also prepared a forecast of future taxable income, including domestic and international operating results and the reversal of existing temporary differences between income recognized under generally accepted accounting principles and income for federal income tax reporting purposes. Relevant accounting guidance suggests that a recent history of cumulative losses constitutes significant negative evidence, and that future expectations about taxable income are overshadowed by such recent losses. Accordingly, the expectations of future taxable income would generally be limited to no more than two or three years for generating sufficient income to recover deferred tax assets. During the second quarter of 2003, based on our evaluation of positive and negative evidence, along with forecasted taxable income (loss) over the next two to three years management established a valuation allowance equal to the net deferred tax assets in the U.S. On a global basis the valuation allowance increased by $25.9 million, of which $22.7 million was related to our U.S. business. The U.S. increase of $22.7 million includes $7.2 million representing the stock investment in EHI because it was determined deferred tax assets related to this asset could not be realized for tax purposes.

     In the fourth quarter of 2003, management completed an analysis of the recoverability of our deferred tax assets in Brazil. Based upon an evaluation of positive and negative evidence, along with forecasted taxable income (loss) over the next three years, management determined to establish a valuation allowance equal to the net deferred tax assets of $1.9 million.

     During 2003, we completed a global reconciliation of its tax assets and liabilities. The 2003, 2002 and 2001 consolidated financial statements, as restated, reflect the correction of cumulative book-tax differences by $6.5 million ($2.3 million tax effected) related to fixed assets and recorded cumulative book-tax differences in certain foreign locations of $6.2 million ($2.2 million tax effected).

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

     Impairment of Long-Lived Assets. During the year, we evaluate the carrying value of our individual CMCs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) to evaluate whether future operating results are sufficient to recover the carrying costs of the long-lived assets. When the operating results of a center have reasonably progressed to a point making it likely that the site will continue to sustain losses in the future, or there is a current expectation that a CMC will be closed or otherwise disposed of before the end of its previously estimated useful life, we select the center for further review.

     For CMCs selected for further review, we estimate the probability-weighted future cash flows from operating the center over its useful life. Significant judgment is involved in projecting future capacity utilization, pricing, labor costs and the estimated useful life of the center. Additionally, we do not test CMCs that have been operated for less than two years or those centers that have been impaired within the past two years (the “Two Year Rule”). We believe a sufficient time to establish market presence and build a customer base is required for new centers in order to determine recoverability and meet the Two Year Rule. However, the centers are nonetheless evaluated in case other factors would indicate an impairment in value. For recently impaired centers, we write the assets down to estimated fair market value. If the assumptions used in performing the impairment test prove insufficient, the fair value estimate of the CMCs may be significantly lower, thereby causing the carrying value to exceed fair value and indicating an impairment has occurred.

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

     Estimated Sales and Use Tax Liability. We have received inquiries from several states regarding the applicability of sales or use taxes on our services primarily provided by our Database Marketing and Consulting segment. We are working with the inquiring states to determine what liability exists, if any, in each respective state. In addition to the inquiring states, we have initiated a self-assessment to determine whether sales or use taxes are applicable in each state in which our Database Marketing and Consulting segment does business. Sales and use tax laws are complex and vary by state. We have determined that sales or use tax applies in certain states to our products and services of our Database Marketing and Consulting segment. The consolidated financial statements include an accrual for sales and/or use tax of $2.9 million and $2.0 million as of December 31, 2002 and December 31, 2001, respectively. While we cannot quantify the ultimate liability that will be owed, as of December 31, 2003 we have recorded an accrual for sales and/or use tax of approximately $3.6 million, an amount we believe to be the minimum liability that will be owed, net of receipts from customers. As we progress in our assessment and dealings with the various states, we will update this estimated liability and record charges to operations, if any, when such amounts become both probable and reasonably estimable. At this time, we do not expect the outcome to have a material adverse effect on our results of operations, financial condition or cash flows.

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

RESULTS OF OPERATIONS

Operating Review

     The following tables are presented to facilitate Management’s Discussion and Analysis (dollars in thousands):

	Restated (see Note 16 and 17 to the Consolidated Financial Statements)
	Year Ended December 31,
		% of		% of
	2003	Revenue	2002	Revenue	$ Change	% Change
Revenues:
North American Customer Care	$635,627	63.5%	$708,522	69.7%	$(72,895)	-10.3%
International Customer Care	255,894	25.6%	212,425	20.9%	43,469	20.5%
Database Marketing and Consulting	109,607	10.9%	95,988	9.4%	13,619	14.2%

	$1,001,128	100.0%	$1,016,935	100.0%	$(15,807)	-1.6%
Costs of Services:
North American Customer Care	$495,108	77.9%	$552,433	78.0%	$(57,326)	-10.4%
International Customer Care	217,214	84.9%	171,894	80.9%	45,320	26.4%
Database Marketing and Consulting	52,365	47.8%	45,373	47.3%	6,993	15.4%

	$764,687	76.4%	$769,700	75.7%	$(5,013)	-0.7%
Selling, General and Administrative:
North American Customer Care	$60,526	9.5%	$70,700	10.0%	$(10,174)	-14.5%
International Customer Care	55,216	21.6%	41,624	19.6%	13,592	32.9%
Database Marketing and Consulting	34,118	31.1%	32,915	34.3%	1,203	3.7%

	$149,860	15.0%	$145,239	14.3%	$4,621	3.2%
Depreciation and Amortization:
North American Customer Care	$32,967	5.2%	$33,791	4.8%	$(824)	-2.4%
International Customer Care	15,887	6.2%	15,984	7.5%	(97)	-0.6%
Database Marketing and Consulting	9,742	8.9%	7,950	8.3%	1,792	22.5%

	$58,596	5.9%	$57,725	5.7%	$871	1.5%
Restructuring Charges, Net:
North American Customer Care	$1,347	0.2%	$6,820	1.0%	$(5,473)	-80.2%
International Customer Care	2,228	0.9%	2,636	1.2%	(408)	-15.5%
Database Marketing and Consulting	101	0.1%	—	0.0%	101	100.0%

	$3,676	0.4%	$9,456	0.9%	$(5,780)	-61.1%
Impairment Loss:
North American Customer Care	$3,955	0.6%	$16,676	2.4%	$(12,721)	-76.3%
International Customer Care	3,000	1.2%	16,140	7.6%	(13,140)	-81.4%
Database marketing and consulting	—	0.0%	—	0.0%	—	0.0%

	$6,955	0.7%	$32,816	3.2%	$(25,861)	-78.8%
Income (Loss) from Operations:
North American Customer Care	$41,725	6.6%	$28,102	4.0%	$13,623	48.5%
International Customer Care	(37,651)	-14.7%	(35,853)	-16.9%	(1,798)	5.0%
Database Marketing and Consulting	13,280	12.1%	9,750	10.2%	3,530	36.2%

	$17,354	1.7%	$1,999	0.2%	$15,355	768.1%
Other Income (Expense):
North American Customer Care	$(12,177)	-1.9%	$(9,286)	-1.3%	$(2,891)	31.1%
International Customer Care	(61)	-0.0%	(713)	-0.3%	652	-91.4%
Database Marketing and Consulting	242	0.2%	(164)	-0.2%	406	247.6%

	$(11,996)	-1.2%	$(10,163)	-1.0%	$(1,833)	18.0%
Income Tax Expense (Benefit):
North American Customer Care	$13,830	2.2%	$11,491	1.6%	$2,339	20.4%
International Customer Care	17,027	6.7%	(13,895)	-6.5%	30,922	-222.5%
Database Marketing and Consulting	4,002	3.7%	3,942	4.1%	60	1.5%

	$34,859	3.5%	$1,538	0.2%	$33,321	2,166.5%

	Restated (see Note 16 and 17 to the Consolidated Financial Statements)
	Year Ended December 31,
		% of	(Unaudited)	% of
	2002	Revenue	2001	Revenue	$ Change	% Change
Revenues:
North American Customer Care	$708,522	69.7%	$606,607	66.5%	$101,915	16.8%
International Customer Care	212,425	20.9%	234,781	25.7%	(22,356)	-9.5%
Database Marketing and Consulting	95,988	9.4%	71,156	7.8%	24,832	34.9%

	$1,016,935	100.0%	$912,544	100.0%	$104,391	11.0%
Costs of Services:
North American Customer Care	$552,433	78.0%	$428,915	70.7%	$123,518	28.8%
International Customer Care	171,894	80.9%	171,109	72.9%	785	0.5%
Database Marketing and Consulting	45,373	47.3%	34,693	48.8%	10,680	30.8%

	$769,700	75.7%	$634,717	69.6%	$134,983	21.3%
Selling, General and Administrative:
North American Customer Care	$70,700	10.0%	$84,913	14.0%	$(14,213)	-16.7%
International Customer Care	41,624	19.6%	50,098	21.3%	(8,474)	-16.9%
Database Marketing and Consulting	32,915	34.3%	24,377	34.3%	8,538	35.0%

	$145,239	14.3%	$159,388	17.5%	$(14,149)	-8.9%
Depreciation and Amortization:
North American Customer Care	$33,791	4.8%	$33,999	5.6%	$(208)	-0.6%
International Customer Care	15,984	7.5%	15,793	6.7%	191	1.2%
Database Marketing and Consulting	7,950	8.3%	7,816	11.0%	134	1.7%

	$57,725	5.7%	$57,608	6.3%	$117	0.2%
Restructuring Charges, net:
North American Customer Care	$6,820	1.0%	$19,765	3.3%	$(12,945)	-65.5%
International Customer Care	2,636	1.2%	2,215	0.9%	421	19.0%
Database Marketing and Consulting	—	0.0%	4,268	6.0%	(4,268)	-100.0%

	$9,456	0.9%	$26,248	2.9%	$(16,792)	-64.0%
Impairment and Other Losses:
North American Customer Care	$16,676	2.4%	$7,000	1.1%	$9,676	138.2%
International Customer Care	16,140	7.6%	—	0.0%	16,140	100.0%
Database Marketing and Consulting	—	0.0%	—	0.0%	—	0.0%

	$32,816	3.2%	$7,000	0.8%	$25,816	368.8%
Income (Loss) from Operations:
North American Customer Care	$28,102	4.0%	$32,015	5.3%	$(3,913)	-12.2%
International Customer Care	(35,853)	-16.9%	(4,434)	-1.9%	(31,419)	-708.6%
Database Marketing and Consulting	9,750	10.2%	2	0.0%	9,748	20,000.0%+

	$1,999	0.2%	$27,583	3.0%	$(25,584)	-92.8%
Other Income (Expense):
North American Customer Care	$(9,186)	-1.3%	$(19,214)	-3.2%	$9,928	-53.8%
International Customer Care	(713)	-0.3%	(9,786)	-4.2%	9,073	-92.7%
Database Marketing and Consulting	(264)	-0.3%	(1,501)	-2.1%	1,337	-89.1%

	$(10,163)	-1.0%	$(30,501)	-3.3%	$20,338	-66.7%
Income Tax Expense (Benefit):
North American Customer Care	$11,491	1.6%	$8,460	1.4%	$3,031	35.8%
International Customer Care	(13,895)	-6.5%	(7,272)	-3.1%	(6,623)	91.1%
Database Marketing and Consulting	3,942	4.1%	517	0.7%	3,425	662.5%

	$1,538	0.2%	$1,705	0.2%	$167	-9.8%

Financial Comparison

     The following tables are a condensed presentation of the components of the change in net loss between years and designed to facilitate the discussion of results in this Form 10-K (all amounts are in thousands):

	Restated (see Note 16 and 17 to
	Consolidated Financial Statements)
	Year ended December 31,
	2003	2002
Current year reported net loss	$(30,504)	$(19,882)
Prior year reported net loss	(19,882)	(5,690)

Difference	$(10,622)	$(14,192)

Explanation:
Net reduction to income from operations related to segment results	(27,751)	(10,691)
Sales and use tax accrual	656	(906)
Reduction (increase) in restructuring and impairment losses and related items	33,412	(11,357)
Write-off of accounts receivable in the United Kingdom	2,700	(2,700)
Reversal of bonus accruals	3,747	—
Other than temporary decline in equity investment	—	16,500
Increase in net interest expense	(4,245)	(1,119)
Foreign currency transaction loss	(3,022)	638
Change in charge related to Percepta warrants	—	3,118
All other, net	5,661	3,699
Adoption of accounting rule change for goodwill in 2002	11,541	(11,541)
Tax Items
Deferred tax valuation allowance and other income tax matters	(34,753)	(5,196)
Tax impact on above and other	(1,432)	5,363

	$(10,622)	$(14,192)

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

2002 versus 2003

Revenues. The decrease in North American Customer Care revenue between periods was driven primarily by the ramp down of the United States Postal Service (“USPS”) contract during 2003, as well as the ramp down or no longer having approximately eleven Multi-Client center programs, primarily in the communications sector. Several of the Multi-Center programs were temporary in nature and ended during the first quarter of 2002. The decrease in North American Customer Care revenue was also caused by a lack of new business. We typically churn approximately 10% to 15% of our revenue each year. Historically, we have signed a sufficient amount of new business, or grown existing customer business, to more than offset the normal churn. However, over the past several years, we have experienced longer sales cycles, which we attribute to the downturn in the global economy. Recently, we have noted an increase in new contract activity. While our strategy is to differentiate ourselves by focusing on complex engagements and offering value added solutions, there is no assurance that we will be successful in winning new business or mitigate future price decreases with this strategy.

     The increase in International Customer Care revenue between periods is the net result of increases in Europe and Asia Pacific offset by decreases in Latin America. The increase in Asia Pacific is primarily due to changes in foreign currency exchange rates. Approximately half of the increase in Europe was driven by favorable changes in foreign currency exchange rates. The remainder of the increase is in Spain and resulted from the combination of an increase in an existing client program along with a new short-term project that was completed in June 2003. Latin American revenue decreased primarily as a result of changes in foreign currency exchange rates and a decrease in revenue in Mexico. Mexico’s revenue decreased primarily due to no longer having several profitable client programs offset by an increase in revenue due to an accounting treatment change related to the adoption of EITF No. 99-19, “Reporting Revenue Gross as Principal versus Net as an Agent” and EITF No. 01-14, “Income Characterization of Reimbursement Received for Out of Pocket Expenses Incurred.” Toward the end of 2003, we launched several new client programs, which are expected to increase revenue in 2004. We are evaluating unprofitable client programs, and if we exit these programs, our revenue could decrease.

     Database Marketing and Consulting revenue increased primarily due to an increase in the customer base as well as increased sales to existing customers.

Costs of Services. Costs of services as a percentage of revenue in North American Customer Care decreased slightly from 2002 to 2003. The loss of USPS caused an increase in the costs of services as a percentage of revenue, but this was offset by improvement in margins of other programs. We are taking additional steps to reduce our cost of services as a percentage of revenue for all programs in our North American Customer Care segment including enhancing our timekeeping and workforce management systems and other actions to improve program profitability. There is no assurance that we will be successful in these efforts.

     The increase in costs of services as a percentage of revenue in International Customer Care between periods is consistent in all regions. The deterioration in Latin America is primarily due to Mexico. The Mexico deterioration was primarily caused by no longer having several profitable programs, a more competitive local market and an increase of costs related to adopting EITF 99-19 and EITF 01-14 as discussed above. The deterioration in Asia Pacific is primarily the result of pricing and performance issues with a certain client program in Australia. In the fourth quarter of 2003, we renegotiated the terms of this contract and, as a result, we expect the profitability to improve. Europe costs as a percentage of revenue increased between periods primarily as the result of an increase in the United Kingdom (“UK”) offset in part by improvements in Spain. The increase in costs of services as a percentage of revenue in the UK is the result of a movement from higher margin inbound work to lower margin outbound work. Spain improved primarily as the result of terminating several unprofitable contracts during the second quarter of 2002. Because of the continued high costs of services in certain locations, we took actions to reduce the costs of services in the UK, Spain, Mexico and Asia Pacific through reductions in force. The reductions in force were mostly completed by the end of February 2004. Approximately $1.0 million of the restructuring expense was recorded in the fourth quarter of 2003, but an additional $0.7 million will be recorded in the first quarter of 2004.

     Costs of services as a percentage of revenue for Database Marketing and Consulting is comparable between periods. However, in order to reduce the impact on margins discussed above, we have recently taken action to reduce the costs of services through a reduction in force, which will result in restructuring expense of approximately $0.5 million in the first quarter of 2004.

Selling, General and Administrative. As a percentage of revenue, selling, general and administrative expenses decreased slightly. In absolute dollars selling general and administrative expenses decreased primarily due to a decrease in bonus expense and adjustments resulting from account reconciliations.

     Selling, general and administrative expenses as a percentage of revenue for International Customer Care increased as a percentage of revenue. In absolute dollars, the increase between periods was due to increases in Asia Pacific and Latin America offset by decreases in the UK. Changes in foreign currency exchange rates were a significant contributor to the increase in Asia Pacific expenses. Latin American increases were caused by increases in payroll and related expenses, bad debt expense, telecommunications and occupancy costs. In June 2003, we reduced administrative headcount in Mexico by 130, which decreased the payroll and related expenses from the first half of the year to the second half of the year. The decreases in the UK were caused by reductions in bad debt expense as 2002 costs included an allowance for a client receivable that was written off in 2003. As previously discussed, all of these regions recently have taken action to reduce selling, general and administrative expenses.

     Selling, general and administrative expenses as a percentage of revenue in Database Marketing and Consulting decreased, primarily due to the increase in revenue as a significant amount of selling, general and administrative expenses are fixed in nature.

Depreciation and Amortization. In absolute dollars depreciation expense in North American Customer Care remained comparable to the prior year.

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

Restructuring Charges. During the year ended December 31, 2003, the North American Customer Care segment recorded restructuring charges of approximately $1.6 million related to the closure of its Kansas City, Kansas facility being used to serve the USPS. These charges consisted primarily of the remaining lease liability along with severance payments. In addition, the Company’s North American Customer Care segment recorded a charge of $0.4 million for severance and termination benefits for 591 employees at a managed center that was shut down in March 2003. The Company’s North American Customer Care, International Customer Care and Database Marketing and Consulting segments also recorded approximately $1.3 million, $2.2 million, and $0.1 million, respectively, during the year ended December 31, 2003 for other severance and termination benefits related to the termination of 102, 203 and 13 administrative employees, respectively. The Company reversed approximately $1.9 million of excess accruals related to 2002 restructurings. The reversal of excess accruals has been offset against the restructuring expense in the accompanying Consolidated Statements of Operations.

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

Other Income (Expense). The increase in other expense between periods was primarily due to an increase in interest expense as well as foreign currency transaction losses partially offset by a decrease in the equity losses from our investment in enhansiv holdings, inc. (“EHI”) during 2002. Interest expense increased as a result of a higher debt balances in 2003 compared to 2002 due to borrowings related to the purchase of the corporate headquarters building in February 2003. In addition, the interest rates were increased in August 2003 as a result of amending our debt agreements due to violations of debt covenants. The foreign currency transaction losses were incurred primarily on the intercompany receivable/payable between the U.S. and Canada related to services being provided in Canada on behalf of U.S. based clients, and primarily during the first six months of 2003. During 2003, we recorded approximately $2.4 million of foreign currency transaction losses versus the $0.6 million gain in 2002. Foreign currency transaction losses and gains are related to intercompany receivable/payable balances, and while we hedge the foreign currency risks associated with our revenue in Canada, we do not hedge risks associated with the timing of settling intercompany accounts. We began settling these accounts more timely in the third quarter of 2003, which mitigated our future exposure to fluctuations in foreign currency exchange rates. See discussion in Item 7A.

Income Taxes. Income tax expense increased $33.3 million from 2002 to 2003 primarily because of the following:

•	establishment of valuation allowances of $25.9 million (prior year $5.5 million), mostly in the U.S. and Brazil as previously discussed in Critical Accounting Policies;

•	write off of $7.2 million for our deferred tax assets related to Enhansiv Holdings, Inc. (“EHI”); and

•	state income taxes of approximately $2.0 million to be paid even though the U.S. expects to report a taxable loss.

     If we do not achieve the results in our cash flow analysis used to evaluate the deferred tax assets in Mexico, a valuation allowance of up to $2.7 million may need to be established. See additional discussion in “Critical Accounting Policies”.

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

     The increase in costs of services as a percentage of revenue in International Customer Care between periods occurred in all regions. The degradation in Latin America is primarily due no longer having several profitable programs in Mexico. The degradation in Asia Pacific is primarily due a price reduction that took effect in 2002 and other pricing pressures. Europe costs of services as a percentage of revenue deteriorated between periods primarily as the result of deterioration in Spain due to pricing pressures. In the second quarter of 2002, Spain did exit certain unprofitable contracts during the year, and Spain’s margins did improve subsequent to these actions.

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

     The decrease in selling, general and administrative expenses as a percentage of revenue in Database Marketing and Consulting is primarily due to the increase in revenue between periods as a significant amount of selling, general and administrative expenses are fixed in nature. In absolute dollars, selling, general and administrative expenses increased from 2001 to 2002 caused by increased accruals for estimated sales and use tax liabilities. Also, salaries increased to support the business growth as well as higher commissions related to launch of a significant customer in August 2001.

Depreciation and Amortization. In absolute dollars, depreciation expense decreased between periods resulting from the adoption of SFAS No. 142 which resulted in no goodwill amortization during 2002. Amortization of goodwill amounted to $2.7 million during 2001.

Restructuring Charges. During 2002, the North American Customer Care segment recorded restructuring charges associated with the termination of administrative employees, the closure of a CMC in Canada and the impairment of a property lease totaling approximately $4.5 million, $0.4 million and $1.9 million, respectively. Additionally, the Company’s international Customer Care segment recorded a loss on the closure of two CMCs in Spain of approximately $0.9 million and restructuring charges associated with the termination of administrative employees of $1.7 million.

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

     As further described in Note 10 to the Consolidated Financial Statements, Ford has the right to earn additional warrants based upon Percepta’s achievement of certain revenue thresholds.

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

Income Taxes. During 2002, the Company recorded $1.5 million in tax expense, a decrease of $0.2 million from 2001. Significant in 2002 was the Company’s decision to record a valuation allowance of $5.5 million related to Spain (see Note 5 to the consolidated financial statements).

Liquidity and Capital Resources

     Cash Requirements

     Our primary future cash requirements are detailed in the following table of contractual obligations at December 31, 2003, (amounts in thousands):

	Less than			Over
Contractual Obligations	1 year	2-3 years	4-5 years	5 years	Total
Long-term debt and Senior Notes[1]	$13,915	$28,374	$28,384	$6,510	$77,183
Capital lease obligations[1]	909	195	—	—	1,104
Line of credit[1]	—	39,000	—	—	39,000
Grant advances[3]	11,919	—	—	—	11,919
Purchase obligations[2]	27,772	24,066	13,891	26,132	91,861
Operating lease commitments[2]	32,072	42,081	28,744	64,917	167,814

Total	$86,587	$133,716	$71,019	$97,559	$388,881

[1]	Reflected on accompanying Consolidated Balance Sheets.

[2]	Not reflected on accompanying Consolidated Balance Sheets.

[3]	We are currently attempting to renegotiate the terms of the grant as discussed in Note 1 to the Consolidated Financial Statements. We believe a portion of this will then become due in more than one year.

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

     Purchase Commitments. Effective December 15, 2003, we entered into a forty-two month telecommunication services agreement (the “Services Agreement”) with a major telecommunications company (the “Telecomm Company”) with a minimum purchase commitment of $17.0 million. The Services Agreement specifies that, if by January 1, 2005, the Telecomm Company has not awarded us 1,000 full-time equivalent seats and a twenty-four month commitment, we may terminate the Services Agreement without liability. In the event that the Services Agreement is terminated by us without cause or by the Telecomm Company for cause, we will be required to pay an amount equal to the difference between the Minimum Commitment and the actual services purchased during the life of the Services Agreement. Although no assurances can be given, we believe that our telecommunication service requirements will be sufficient to meet the Minimum Commitment amount.

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

     In 2002, we used $34.6 million in investing activities, primarily related to the development of new CMCs and capitalized software activities incurred in the Database Marketing and Consulting segment. In addition, in 2002 we received proceeds from the sale of available-for-sale securities and the liquidation of short-term investments.

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

     As described more fully in Note 10 to the Consolidated Financial Statements during the first quarter of 2000, we formed Percepta with Ford Motor Company (“Ford”). Percepta was formed to provide global customer management solutions to Ford and other automotive companies. Under the joint venture operating agreement, we have the right to require Ford to purchase our interest in Percepta at fair market value at any time after December 31, 2004. Ford also has the right to require us to sell our interest in Percepta at fair market value at any time after December 31, 2004. The net book value of Percepta as of December 31, 2003 is approximately $20.1 million. For the year ended December 31, 2003, Percepta reported revenue and income from operations of $92.0 million and $6.1 million, respectively.

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

     Sources of Cash.

     Operations. Our primary capital resources are net cash provided by operating activities and proceeds from financing activities. Cash provided by operating activities was $59.0 million in 2003 compared to $113.9 million in 2002. Cash provided by operating activities in 2003 consists of a net loss of $30.5 million before adjustments for depreciation and amortization, deferred taxes on income, changes in working capital and the impairment of certain fixed assets. The effect of the change in working capital accounts and other assets and liabilities on the accompanying Consolidated Statements of Cash Flows between years of approximately $1.5 million is primarily the result of an increase in days sales outstanding from 49 days as of December 31, 2002 to 51 days as of December 31, 2003 offset by the increase in accounts payable and accrued expenses. The decrease in cash provided by operating activities is directly caused by the decrease in income from operations.

     Cash provided by operating activities in 2002 was $113.9, consisting of a net loss of $19.9 million before adjustments for the cumulative effect of change in accounting principle, impairment loss, depreciation and amortization, bad debt, working capital, and other charges primarily related to restructurings. The effect of the change in working capital accounts on the accompanying Consolidated Statements of Cash Flows between 2001 and 2002 of approximately $27.8 million is primarily the result of improved accounts receivable collections. At December 31, 2002, accounts receivable decreased as a result of more aggressive collection procedures, with days sales outstanding decreasing from 65 days at December 31, 2001 to 49 days at year-end 2002.

     Cash provided by operating activities was $103.6 million in 2001, and consists of a net loss of $5.6 million before adjustments for depreciation and amortization, bad debt, working capital, and other charges primarily related to restructurings and its equity investment in EHI. The change in cash flows from working capital between years of approximately $16.0 million is primarily the result of a decrease in accounts receivable, partially offset by a decrease in accounts payable and accrued expenses. Accounts receivable decreased as a result of more aggressive collection procedures, with our days sales outstanding decreasing from 73 days at December 31, 2000 to 65 days as December 31, 2001.

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

     We also have $75.0 million of Senior Notes, of which $60.0 million have an interest rate of 8.75% per annum and $15.0 million have an interest rate of 9.15% per annum. Interest on the Senior Notes is payable semi-annually and $12.0 million of principal payments commence in October 2004 with final maturity in October 2011. A significant restrictive covenant under the Senior Notes requires us to maintain a minimum fixed charge coverage ratio as defined in the agreement. Additionally, in the event the Senior Notes were to be repaid in full prior to maturity, we would have to remit a “make-whole” payment as defined in the agreement to the holders of the Senior Notes. As of December 31, 2003, the make-whole payment is approximately $9.2 million.

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

     In addition, paying off all or a portion of the outstanding debt may have a negative impact to current and future earnings resulting from owing a make-whole provision associated with the company’s Senior Notes agreement, costs related to terminating the interest rate swap associated with the Revolver, both of which are described in more detail herein, and the write-off of $1.4 million of capitalized fees.

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

     In pursuing new debt alternatives, we may utilize various financing sources including fixed and floating rate debt, convertible debt, and/or an asset-backed loan. The amount financed will vary, based on whether we decide to pay a portion of the outstanding debt with existing cash. The specific terms of the new financing, including the applicable interest rate, length of agreement and other financing features, will be dependent upon the total amount financed and the creditors’ assessment of our ability to repay. There is no assurance that we can obtain new financing, or that new financing would not result in higher annual interest expense.

CLIENT CONCENTRATIONS

     Our five largest clients accounted for 50.6%, 52.2% and 45.0% of our revenue for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, these five clients accounted for an even greater proportional share of our consolidated earnings. The profitability of these clients varies greatly based upon the specific contract terms with any particular client, and the relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis. The risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. The contracts with these clients expire between 2004 and 2010. Additionally, a particular client can have multiple contracts with different expiration dates. Although we have historically renewed most of our contracts with our largest customers, there is no assurance that future contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts.

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

     A large client in Spain informed the Company of its intention to issue a request for proposals upon contract expiration in the fourth quarter of 2003. This client accounts for 54% of Spain’s revenue. We expect to retain the majority of the revenue from this client. The loss of a portion of this contract is expected to improve the Company’s consolidated operations, financial position or cash flows due to improved operating margins.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Certain elements, which would impact the Company, did not have a material impact.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the consolidated financial position, consolidated results of operations or consolidated cash flows of the Company due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in U.S. interest rates, LIBOR and foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to our normal operating and funding activities. As of December 31, 2003, we had entered into forward financial instruments to manage and reduce the impact of changes in the U.S./Canadian dollar exchange rates with several financial institutions to mitigate a portion of our foreign currency risk. We have also entered into an interest rate swap agreement to manage our cash flow risk on the portion of the Revolver used to purchase the corporate headquarters building as interest is variable based upon LIBOR.

Interest Rate Risk

     The interest on the Revolver is variable based upon LIBOR and, therefore, affected by changes in market interest rates. At December 31, 2003, there was $39.0 million outstanding on the Revolver. If LIBOR increased 10%, there would be no impact to the Company due to the related interest rate swap as previously discussed.

Foreign Currency Risk

     We have wholly owned subsidiaries in Argentina, Australia, Brazil, Canada, China, India, Korea, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore, and Spain. Revenue and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in the exchange rate may positively or negatively affect our revenue and net income attributed to these subsidiaries. For the years ended December 31, 2003, 2002 and 2001, revenue from non-U.S. countries represented 43.5%, 34.7% and 41.6% of consolidated revenue, respectively.

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

     A significant business strategy for our North American Customer Care segment is to provide service to U.S. based customers from Canadian CMCs in order to leverage the U.S./Canadian dollar exchange rates. During the year ended December 31, 2003, the Canadian dollar strengthened against the U.S. dollar by 18.2%. As a result, our costs remain constant in Canadian dollars, whereas our revenue (which is denominated in U.S. dollars) is increasing. While our hedging strategy can protect us from changes in the U.S./Canadian dollar exchange rates in the short-term for the majority of our risk, an overall strengthening of the Canadian dollar may adversely impact margins in the North American Customer Care segment over the long-term.

     Other than the transactions hedged as discussed above, the majority of the transactions of our U.S. and foreign operations are denominated in the respective local currency while some transactions are denominated in other currencies. For example, the intercompany transactions that we expect to be settled are denominated in the local currency of the billing company. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of such a transaction, any foreign currency gain or loss results in an adjustment to income. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant. When the deterioration of the U.S. dollar resulted in losses in the second quarter of 2003, we implemented procedures to shorten the time it takes to settle these transactions, therefore effectively minimizing the foreign currency losses. If realized losses on foreign transactions were to become significant, we would evaluate appropriate strategies, including the possible use of foreign exchange contracts, to reduce such losses.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On May 10, 2002, Arthur Andersen LLP (“Andersen”) was dismissed as the Company’s independent accountant effective upon completion of its review of the Company’s financial statements for the quarter ended March 31, 2002, and Ernst & Young LLP (“E&Y”) was appointed as the new independent accountant for the Company to replace Andersen for the year ending December 31, 2002. The decision to dismiss Andersen and to appoint E&Y was recommended by the Audit Committee of the Board of Directors and was approved by the Board of Directors on May 10, 2002. Information with respect to this matter is included in the Company’s current report on Form 8-K filed May 16, 2002, which information is incorporated herein by reference.

     We have had no disagreements with our independent auditors regarding accounting or financial disclosure matters.

Item 9A. Disclosure Controls and Procedures.

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2003, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2003, our disclosure controls and procedures were effective.

     We have completed a comprehensive review of our tax returns and tax-related balance sheet accounts. The review resulted in amendments to previously filed tax returns, principally to correct tax basis depreciation expense, record a liability for the estimated sales and use taxes for the Company’s Database Management and Consulting segment, and adjustments to reconcile certain tax-related balance sheet accounts. In addition, we completed a comprehensive analysis of the Company’s procedures for reconciling all other significant balance sheet accounts and identified adjustments to grants, bank accounts, health insurance accruals and payroll tax accounts that related to prior periods. Management believes that approximately $9.7 million, after taxes, of these adjustments relate to prior periods. The consolidated financial statements and selected financial data included in this amended Form 10-K have been restated to reflect these adjustments.

     We believe we have strengthened our internal controls to ensure the integrity of our financial statements and appropriate detective controls are in place to prevent material misstatements of consolidated financial results and consolidated financial position. Additionally, we have instituted rigorous procedures for period-end analysis of balance sheet and income statement accounts, period-end reconciliations of subsidiary ledgers, and the recording of reconciling items in a timely manner. We also enhanced our accounting documentation policies.

     There were no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     For a discussion of our executive officers, you should refer to Part I, page 13, after Item 4 under the caption “Executive Officers of TeleTech Holdings, Inc.”

     For a discussion of our Directors, you should refer to our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders under the caption “Election of Directors” and “Director Compensation,” which we incorporate by reference into this Form 10-K.

Item 11. Executive Compensation.

     We hereby incorporate by reference the information to appear under the caption “Executive Officers—Executive Compensation” in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, provided, however, that neither the Report of the Compensation Committee on Executive Compensation nor the performance graph set forth therein shall be incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     We hereby incorporate by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Party Transactions.

     We hereby incorporate by reference the information to appear under the caption “Certain Relationships and Related Party Transactions” in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders.

Item 14. Principal Accountants Fees and Services.

     We hereby incorporate by reference the information to appear under the caption “Independent Audit Fees” in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements

     The Index to Financial Statements is set forth on page 46 of this report.

(2) Consolidated Financial Statement Schedules

     All schedules for TeleTech have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information is included in the respective financial statements or notes thereto.

(3) Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of TeleTech (incorporated by reference to Exhibit 3.1 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)

3.2	Amended and Restated Bylaws of TeleTech (incorporated by reference to Exhibit 3.2 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)

10.1+	TeleTech Holdings, Inc. Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)

10.2+	TeleTech Holdings, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-69668) filed on September 19, 2001)

10.3+	TeleTech Holdings, Inc. Amended and Restated 1999 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-96617) filed on July 17, 2002)

10.4+	Newgen Results Corporation 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Newgen Results Corporation’s Form S-1 Registration Statement (Registration No. 333-62703) filed on September 2, 1998)

10.5+	Newgen Results Corporation 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Newgen Results Corporation’s Form S-1 Registration Statement (Registration No. 333-62703) filed on September 2, 1998)

10.6	Form of Client Services Agreement, 1996 version (incorporated by reference to Exhibit 10.12 to TeleTech’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-04097) filed on June 5, 1996)

10.7	Agreement for Customer Interaction Center Management Between United Parcel General Services Co. and TeleTech (incorporated by reference to Exhibit 10.13 to TeleTech’s Amendment No. 4 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 30, 1996)

10.8	Client Services Agreement dated May 1, 1997, between TeleTech Customer Care Management (Telecommunications), Inc. and GTE Card Services Incorporated d/b/a GTE Solutions (incorporated by reference to Exhibit 10.12 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 1997)

10.9	Operating Agreement for Ford Tel II, LLC effective February 24, 2000 by and among Ford Motor Company and TeleTech Holdings, Inc. (incorporated by reference to Exhibit 10.25 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2000)

10.10	Credit Agreement dated as of October 29, 2002 among TeleTech, Bank of America, N.A. and the other Lenders party thereto

10.11	Amended and Restated Lease and Deed of Trust Agreement dated June 22, 2000 (incorporated by reference to Exhibit 10.31 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 30, 2000)

10.12	Amended and Restated Participation Agreement dated June 22, 2000 (incorporated by reference to Exhibit 10.32 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 30, 2000)

10.13	Private Placement of Senior Notes pursuant to Note Purchase Agreement dated October 30, 2001 (incorporated by reference to Exhibit 10.73 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.14+	Employment Agreement dated May 15, 2001 between James Kaufman and TeleTech (incorporated by reference to Exhibit 10.64 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.15+	Stock Option Agreement dated August 16, 2000 between James Kaufman and TeleTech (incorporated by reference to Exhibit 10.53 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)

10.16+	Non-Qualified Stock Option Agreement dated October 27, 1999 between Michael E. Foss and TeleTech (incorporated by reference to Exhibit 10.26 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2000)

Exhibit No.	Description
10.17+	Promissory Note dated November 28, 2000 by Sean Erickson for the benefit of TeleTech (incorporated by reference to Exhibit 10.62 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)

10.18+	Promissory Note dated March 28, 2001 by Sean Erickson for the benefit of TeleTech

10.19+	Employment Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.66 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.20+	Stock Option Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.70 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.21+	Restricted Stock Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.71 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.22+	Restricted Stock Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.72 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.23+	Employment Agreement dated October 15, 2001 between Ken Tuchman and TeleTech (incorporated by reference to Exhibit 10.68 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.24+	Stock Option Agreement dated October 1, 2001 between Ken Tuchman and TeleTech (incorporated by reference to Exhibit 10.69 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.25+	Letter Agreement dated January 11, 2001 between Chris Batson and TeleTech (incorporated by reference to Exhibit 10.54 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)

10.26+	Stock Option Agreement dated January 29, 2001 between Chris Batson and TeleTech (incorporated by reference to Exhibit 10.55 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)

10.27+	Letter Agreement dated January 26, 2001 between Jeffrey Sperber and TeleTech (incorporated by reference to Exhibit 10.56 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)

10.28+	Stock Option Agreement dated March 5, 2001 between Jeffrey Sperber and TeleTech (incorporated by reference to Exhibit 10.57 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)

10.29	First Amendment to Note Purchase Agreement dated as of February 1, 2003 by and among TeleTech Holdings, Inc. and each of the institutional investors party thereto

10.30	Second Amendment to Note Purchase Agreement dated as of August 1, 2003 by and among TeleTech Holdings, Inc. and each of the institutional investors party thereto

10.31	Third Amendment to Note Purchase Agreement dated as of September 30, 2003 by and among TeleTech Holdings, Inc. and each of the institutional investors party thereto

10.32	First Amendment to Credit Agreement dated as of February 10, 2003 by and among TeleTech Holdings, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent

10.33	Second Amendment to Credit Agreement dated as of June 30, 2003 by and among TeleTech Holdings, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent

10.34	Third Amendment to Credit Agreement dated as of October 24, 2003 by and among TeleTech Holdings, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent

10.35	Intercreditor and Collateral Agency Agreement dated as of October 24, 2003 among various creditors of TeleTech Holdings, Inc. and Bank of America, N.A. as collateral agent

10.36	Pledge Agreement dated as of October 24, 2003 by and among TeleTech Holdings, Inc., each subsidiary of TeleTech Holdings, Inc. party thereto and Bank of America, N.A. as collateral agent

10.37	Security Agreement dated as of October 24, 2003 by and among TeleTech Holdings, Inc., each subsidiary of TeleTech Holdings, Inc. party thereto and Bank of America, N.A. as collateral agent

10.38	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing dated as of October 24, 2003 by TeleTech Services Corporation to The Public Trustee of the County of Douglas, Colorado for the benefit of Bank of America, N.A. as collateral agent

16.1	Representation letter from Arthur Andersen LLP (incorporated by reference to Exhibit 16.1 to TeleTech’s Current Report on Form 8-K filed on May 16, 2002)

Exhibit No.	Description
21.1	List of subsidiaries

23.1*	Consent of Ernst & Young LLP

23.2*	Information Regarding Consent of Arthur Andersen LLP

31.1*	Rule 13a-14(a) Certification of CEO of TeleTech

31.2*	Rule 13a-14(a) Certification of CFO of TeleTech

32*	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Filed herewith.

+	Management contract or compensatory plan or arrangement filed pursuant to Item 15(c) of this report.

          (b) Reports on Form 8-K

•	None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Denver, State of Colorado, on March 1, 2005.

TELETECH HOLDINGS, INC.

By:	/s/ Kenneth D. Tuchman

Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 1, 2005, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title
/s/ Kenneth D. Tuchman	PRINCIPAL EXECUTIVE OFFICER
Chief Executive Officer and Chairman of the Board
Kenneth D. Tuchman

/s/ Dennis J. Lacey	PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
Chief Financial Officer
Dennis J. Lacey

/s/ James E. Barlett

James E. Barlett	DIRECTOR

/s/ George Heilmeier

George Heilmeier	DIRECTOR

/s/ William A. Linnenbringer

William A. Linnenbringer	DIRECTOR

/s/ Ruth C. Lipper

Ruth C. Lipper	DIRECTOR

/s/ Shrikant Mehta

Shrikant Mehta	DIRECTOR

/s/ Shirley Young

Shirley Young	DIRECTOR

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF TELETECH HOLDINGS, INC.
(Restated see Notes 16 and 17 to Consolidated Financial Statements)
(All amounts for years ended December 31, 2001 and prior are unaudited)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the
Board of Directors of TeleTech Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of TeleTech Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of TeleTech Holdings, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleTech Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As discussed in Note 16 to the consolidated financial statements, the Company restated its consolidated balance sheets as of December 31, 2003 and 2002 and its consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2003.

/s/ ERNST & YOUNG LLP

Denver, Colorado
February 12, 2004, except for
   Note 16 which is as of February 22, 2005

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	Restated (see Note 16)
	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$141,655	$144,077
Accounts receivable, net	145,658	137,328
Prepaids and other assets	26,932	18,595
Income taxes receivable	5,482	14,222
Deferred tax asset, net	641	13,564

Total current assets	320,368	327,786

PROPERTY AND EQUIPMENT, net	148,690	123,093

OTHER ASSETS:
Long-term accounts receivable	—	858
Goodwill, net of accumulated amortization of $5,388 and $5,147, respectively	30,200	29,987
Contract acquisition costs, net of accumulated amortization of $15,231 and $10,937, respectively	19,237	23,867
Deferred tax asset, net	8,895	12,408
Other assets	27,426	21,584

Total assets	$554,816	$539,583

The accompanying notes are an integral part of these consolidated balance sheets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Cont.)
(Amounts in thousands except share amounts)

	Restated (see Note 16)
	December 31,
	2003	2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,822	$19,995
Accrued employee compensation and benefits	47,946	56,540
Other accrued expenses	29,992	28,497
Customer advances and deferred income	12,248	25,207
Grant advances	11,919	11,410
Current portion of long-term debt and capital lease obligations	14,824	4,673

Total current liabilities	139,751	146,322

LONG-TERM LIABILITIES, net of current portion:
Capital lease obligations	195	524
Senior notes	63,000	75,000
Line of credit	39,000	—
Other long-term debt	268	1,060
Other liabilities	17,907	11,564

Total liabilities	260,121	234,470

MINORITY INTEREST	9,183	12,533

STOCKHOLDERS’ EQUITY:
Stock purchase warrants	5,100	5,100
Common stock; $.01 par value; 150,000,000 shares authorized; 75,008,100 and 74,124,416 shares, respectively, issued and outstanding	750	740
Additional paid-in capital	196,591	193,954
Deferred compensation	(564)	(1,184)
Notes receivable from stockholders	(111)	(224)
Accumulated other comprehensive loss	(6,708)	(26,764)
Retained earnings	90,454	120,958

Total stockholders’ equity	285,512	292,580

Total liabilities and stockholders’ equity	$554,816	$539,583

The accompanying notes are an integral part of these consolidated balance sheets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)

	Restated (see Note 16 and 17)
	Year Ended December 31,
			(Unaudited)
	2003	2002	2001
REVENUES	$1,001,128	$1,016,935	$912,544

OPERATING EXPENSES:
Costs of services	764,687	769,700	634,717
Selling, general and administrative expenses	149,860	145,239	159,388
Depreciation and amortization	58,596	57,725	57,608
Impairment losses	6,955	32,816	—
Restructuring charges, net	3,676	9,456	26,248
Loss on real estate held for sale	—	—	7,000

Total operating expenses	983,774	1,014,936	884,961

INCOME FROM OPERATIONS	17,354	1,999	27,583

OTHER INCOME (EXPENSE):
Interest income	1,783	2,187	2,427
Interest expense	(10,954)	(7,305)	(6,426)
Other than temporary decline in value of equity investment	—	—	(16,500)
Gain on sale of securities	—	547	161
Share of losses on equity investment	(438)	(3,562)	(7,702)
Other	(2,387)	(2,030)	(2,461)

	(11,996)	(10,163)	(30,501)

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	5,358	(8,164)	(2,918)
Provision for income taxes	34,859	1,538	1,705

LOSS BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(29,501)	(9,702)	(4,623)
Minority interest	(1,003)	1,361	(1,067)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(30,504)	(8,341)	(5,690)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	(11,541)	—

NET LOSS	$(30,504)	$(19,882)	$(5,690)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and Diluted	74,206	76,383	75,804

LOSS PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
Basic and Diluted	$(0.41)	$(0.11)	$(0.08)

NET LOSS PER SHARE
Basic and Diluted	$(0.41)	$(0.26)	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

				Restated (see Note 16 and 17)
				Accumulated		Notes
			Additional	Other		Receivable	Stock			Total
	Common Stock		Paid-in	Comprehensive	Deferred	from	Purchase	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Compensation	Stockholder	Warrants	Earnings	Income (Loss)	Equity

BALANCES, December 31, 2000 (as previously reported)	74,684	$747	$200,268	$4,828	$(603)	$(283)	$5,100	$153,308		$363,365
Adjustments (see Note 17) (unaudited)	—	—	—	—	—	—	—	(6,778)		(6,778)

Restated as of January 1, 2001 (unaudited)	74,684	747	200,268	4,828	(603)	(283)	5,100	146,530		356,587
2001 activity (unaudited):
Comprehensive income:
Net loss	—	—	—	—	—	—	—	(5,690)	$(5,690)	(5,690)
Other comprehensive loss
Unrealized losses on securities, net of tax	—	—	—	(8,577)	—	—	—	—	(8,577)	(8,577)
Translation adjustments	—	—	—	(14,603)	—	—	—	—	(14,603)	(14,603)
Derivative valuation, net of tax	—	—	—	(815)	—	—	—	—	(815)	(815)

Other comprehensive loss	—	—	—	—	—	—	—	—	(23,995)

Comprehensive loss	—	—	—	—	—	—	—	—	$(29,685)

Employee stock purchase plan	263	3	1,754	—	—	—	—	—		1,757
Exercise of stock options	1,840	18	7,723	—	—	—	—	—		7,741
Grant of restricted stock	—	—	1,961	—	(1,927)	—	—	—		34
Purchases of common stock	(35)	—	(213)	—	—	—	—	—		(213)
Amortization of deferred compensation	—	—	—	—	452	—	—	—		452
Other	—	—	604	—	—	176	—	—		780

BALANCES, December 31, 2001 (unaudited)	76,752	$768	$212,097	$(19,167)	$(2,078)	$(107)	$5,100	$140,840		$337,453
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(19,882)	$(19,882)	(19,882)
Other comprehensive loss
Unrealized losses on securities, net of tax	—	—	—	(941)	—	—	—	—	(941)	(941)
Translation adjustments	—	—	—	(4,623)	—	—	—	—	(4,623)	(4,623)
Derivative valuation, net of tax	—	—	—	(2,033)	—	—	—	—	(2,033)	(2,033)

Other comprehensive loss	—	—	—	—	—	—	—	—	(7,597)

Comprehensive loss	—	—	—	—	—	—	—	—	$(27,479)

Employee stock purchase plan	293	3	1,851	—	—	—	—	—		1,854
Exercise of stock options	609	6	4,636	—	—	—	—	—		4,642
Purchases of common stock	(3,530)	(37)	(24,747)	—	—	—	—	—		(24,784)
Amortization of deferred compensation	—	—	—	—	894	—	—	—		894
Other	—	—	117	—	—	(117)	—	—		—

BALANCES, December 31, 2002	74,124	$740	$193,954	$(26,764)	$(1,184)	$(224)	$5,100	$120,958		$292,580
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(30,504)	$(30,504)	(30,504)
Other comprehensive loss
Translation adjustments	—	—	—	14,545	—	—	—	—	14,545	14,545
Derivative valuation, net of tax	—	—	—	5,511	—	—	—	—	5,511	5,511

Other comprehensive loss	—	—	—	—	—	—	—	—	20,056

Comprehensive loss	—	—	—	—	—	—	—	—	$(10,448)

Employee stock purchase plan	271	3	914	—	—	—	—	—		917
Exercise of stock options	618	6	2,888	—	—	—	—	—		2,894
Purchases of common stock	(255)	(2)	(1,165)	—	—	—	—	—		(1,167)
Amortization of deferred compensation	—	—	—	—	620	—	—	—		620

				Restated (see Note 16)
				Accumulated		Notes
			Additional	Other		Receivable	Stock			Total
	Common Stock		Paid-in	Comprehensive	Deferred	from	Purchase	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Compensation	Stockholder	Warrants	Earnings	Income (Loss)	Equity

Restricted stock grant	250	3	—	—	—	—	—	—		3
Other	—	—	—	—	—	113	—	—		113

BALANCES, December 31, 2003	75,008	$750	$196,591	$(6,708)	$(564)	$(111)	$5,100	$90,454		$285,512

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Restated (see Note 16 and 17)
	Year Ended December 31,
			(Unaudited)
	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,504)	$(19,882)	$(5,690)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	11,541	—
Depreciation and amortization	58,596	57,725	57,608
Amortization of acquired contract costs	4,631	4,463	2,700
Bad debt expense	4,043	9,258	6,026
Gain on sale of securities	—	(547)	(161)
Deferred income taxes	16,636	(12,066)	(8,380)
Minority interest	1,003	(1,361)	1,067
Share of losses on equity investment	438	3,562	7,702
Impairment losses	6,955	32,816	—
Losses on real estate held for sale	—	—	7,000
Losses on disposal of assets	1,062	89	—
Other than temporary decline in value of equity investment	—	—	16,500
(Gain) loss on derivatives	(2,357)	94	909
Tax benefit from stock option exercises	30	406	2,326
Changes in assets and liabilities:
Accounts receivable	(4,494)	28,300	16,102
Prepaids and other assets	450	(3,309)	(9,007)
Accounts payable and accrued expenses	15,471	(10,694)	(7,331)
Customer advances and deferred income	(12,932)	13,507	16,206

Net cash provided by operating activities	59,028	113,902	103,577

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(79,053)	(38,918)	(52,073)
Acquisition of a business, net of cash acquired	(1,868)	—	—
Proceeds from sale of available-for-sale securities	—	1,633	1,251
Capitalized software costs	(5,378)	(2,451)	(1,986)
Investment in customer management software company	—	88	(11,908)
Investment in real estate held for sale, net of proceeds received	—	—	(13,782)
Investment in joint venture	(1,538)	—	—
Net decrease in short-term investments	23	6,437	2,444
Other	—	(1,370)	1,019

Net cash used in investing activities	(87,814)	(34,581)	(75,035)

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
(Amounts in thousands)

	Restated (see Note 16)
	Year Ended December 31,
			(Unaudited)
	2003	2002	2001

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock	$(1,167)	$(24,784)	$(213)
Net increase (decrease) in line of credit	39,000	—	(62,000)
Proceeds from long-term debt borrowings	406	—	75,000
Payments on long-term debt borrowings and capital lease obligations	(4,599)	(10,467)	(14,725)
Payments to minority shareholders	(5,400)	—	—
Proceeds from employee stock purchase plan	917	1,854	1,757
Proceeds from exercise of stock options	2,894	4,642	7,741

Net cash provided by (used in) financing activities	32,051	(28,755)	7,560

Effect of exchange rate changes on cash	(5,687)	(1,919)	531

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	(2,422)	48,647	36,633
CASH AND CASH EQUIVALENTS, beginning of year	144,077	95,430	58,797

CASH AND CASH EQUIVALENTS, end of year	$141,655	$144,077	$95,430

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$10,580	$7,796	$5,444
Cash paid for income taxes	8,944	$31,075	$22,916
Assets acquired under capital leases and other financings	—	$3,849	$3,358

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements For the Years Ended
December 31, 2003, 2002 and 2001
Restated, see Notes 16 and 17

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

Basis of Presentation. The consolidated financial statements are composed of the accounts of TeleTech, its wholly owned subsidiaries, and its 55% owned subsidiary, Percepta, LLC (“Percepta”). All intercompany balances and transactions have been eliminated in consolidation. In January 2003, the Company adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). The Company did not have any material variable interest entities as of December 31, 2003. Certain amounts in 2002 and 2001 have been reclassified in the consolidated financial statements to conform with the 2003 presentation.

Restatement. The consolidated financial statements have been restated for 2003, 2002 and 2001. The restatement is discussed in Notes 16 and 17 to the consolidated financial statements. All amounts for 2001 and prior years are unaudited.

Foreign Currency Translation. The assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is other than the U.S. dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income (loss), but is rather accumulated as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in determining net income (loss).

Intercompany loans are generally treated as permanently invested as settlement is not planned or anticipated in the foreseeable future. In addition, intercompany balances outstanding as of December 31, 2002 not classified as intercompany loans are also treated as permanently invested. If the Company were to revise its plans for the repayment of intercompany loans, the net effect of the related foreign currency translations would be included in the determination of net income (loss). As a result, the Company’s earnings could become more volatile as the intercompany loan balance and other permanently invested balances were approximately $174.1 million at December 31, 2003. Such loans generally arose from funding operating losses and capital expenditures.

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

Goodwill. Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired, and prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” was amortized on a straight-line basis over periods ranging from nine to 25 years. The Company adopted SFAS No. 142 on January 1, 2002. Under SFAS No. 142, goodwill is no longer required to be amortized, however, must be tested annually for impairment.

     Goodwill is tested for impairment at least annually on reporting units one level below the segment level for the Company. The impairment, if any, is measured based on the estimated fair value of the reporting unit. The Company determines fair value based on discounted cash flows although other methods are allowable under SFAS No. 142. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The Company’s policy is to test goodwill for impairment in the fourth quarter of each year unless circumstances indicate an impairment arises prior to the fourth quarter. The Company performed its impairment test on each of its reporting units in December 2003 and concluded that there was no indication of impairment.

     In the year of its adoption, SFAS No. 142 required a transitional goodwill impairment evaluation, which was a two-step process. The first step was to determine whether there was an indication that goodwill was impaired on January 1, 2002. SFAS No. 142 required a separate impairment evaluation of each of the Company’s reporting units. To perform the first step, the fair value of each reporting unit was estimated by a third-party appraiser by discounting the expected future cash flows and using market multiples of comparable companies. The fair value of each reporting unit was compared to its carrying value, including goodwill. This first step evaluation indicated an impairment of the goodwill recorded by its Latin American reporting unit, but no impairment of the goodwill recorded by its North American, Asia Pacific or Newgen reporting units.

     Since the first step indicated an impairment of Latin American goodwill, SFAS No. 142 required a second step to determine the amount of the impairment. The amount of the impairment was determined by comparing the implied fair value of Latin American goodwill to its carrying value. The implied fair value of the goodwill was determined by allocating the fair value of Latin America to its assets and liabilities as if Latin America had been acquired and the fair value was the purchase price. The excess “purchase price” over the amounts assigned to the assets and liabilities was the implied value of goodwill. The carrying amount of Latin America goodwill exceeded the implied value by $11.5 million, which excess has been recorded as a cumulative effect of a change in accounting principle in the consolidated statements of operations for the year ended December 31, 2002. The impairment loss on the goodwill recorded by Latin America was due to the significant anticipated decline in its performance in 2002 and the impact of that decline on expected future cash flows.

     The following table summarizes the Company’s net loss and loss per share had the provisions of SFAS No. 142 been in effect on January 1, 2001 (in thousands, except per share amounts):

	Restated (see Note 16 and 17)
	December 31,
			(Unaudited)
	2003	2002	2001
Reported net loss	$(30,504)	$(19,882)	$(5,690)
Goodwill amortization, net of tax of $0.9 million in 2001	—	—	1,862

Adjusted net loss	$(30,504)	$(19,882)	$(3,828)

Diluted loss per share—as reported	$(0.41)	$(0.26)	$(0.08)

Diluted loss per share—adjusted	$(0.41)	$(0.26)	$(0.05)

Contract Acquisition Costs. Amounts paid to or on behalf of clients to obtain long-term contracts are capitalized (if incurred within 12 months of commencement of operations) and amortized on a straight-line basis over the terms of the contracts as a reduction to revenue commencing with the date of the first revenue contract. In certain circumstances, costs may be estimated at the inception of operations and subsequently revised based on actual costs incurred. The Company’s accounting policy is to generally limit the amount of capitalized costs for a given contract to the lesser of the estimated ongoing future cash flows from the contract or the termination fees the Company would receive in the event of early termination of the contract by the customer. Restated amortization of these costs for the years ended December 31, 2003, 2002 and 2001 was $4.6 million, $4.4 million and $2.7 million, respectively. Expected future amortization of contract acquisition costs are as follows (in thousands):

2004	$4,632
2005	3,178
2006	2,764
2007	2,764
2008	2,764
Thereafter	3,135

$19,237

Long-Lived Assets. During the year, the Company evaluates the carrying value of its individual customer management centers (“CMCs”) in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to assess whether future operating results are sufficient to recover the carrying costs of these long-lived assets. When the operating results of a CMC have reasonably progressed to a point making it likely that the site will continue to sustain losses in the future, or there is a current expectation that a CMC will be closed or otherwise disposed of before the end of its previously estimated useful life, the Company selects the center for further review.

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

Software Development Costs. The Company accounts for software development costs in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” which requires that certain costs related to the development or purchase of internal-use software be capitalized. At December 31, 2003 and 2002, the Company had approximately $16.8 million and $17.5 million, respectively, of capitalized software costs, which are included in other assets in the accompanying Consolidated Balance Sheets. These costs will be amortized over the expected useful life of the software. Approximately $6.1 million, $5.2 million and $0.6 million of amortization expense related to capitalized software costs is included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Grant Advances. From time to time the Company has received grants from local or state governments as an incentive to locate CMCs in their jurisdictions. The Company’s policy is to record grant monies received as deferred income and recognize into income (as a reduction of either depreciation or cost of service expense) over the life of the grant as it achieves milestones set forth in the grant. Generally, the Company does not receive funding under the grants until it has met the required milestones.

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

     The Company expects to renegotiate the terms of the IDB Grant so that the milestones can realistically be achieved. In order to induce the IDB into amending the terms of the IDB Grant, the Company will be required to repay $7.2 million of the advanced funds and back rent in the first quarter of 2004. As of December 31, 2003 (restated see Note 16), approximately $11.9 million was outstanding under the IDB Grant.

Restructuring Liability. Management periodically assesses the profitability and utilization of the Company’s CMCs along with its overall profitability. In some cases, management has chosen to close under-performing centers and make reductions in force to enhance future profitability. In 2001 and 2002, under the previous accounting guidance, the Company recorded the anticipated charges at the time a plan was approved by management or the Board of Directors and various other criteria. On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of upon commitment to a plan (see Note 13).

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

     The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the U.S. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings subject to certain limitations. At December 31, 2003, the cumulative amount of foreign earnings is approximately $29.2 million. If these earnings become taxable in the U.S., some portion of them may be subject to incremental U.S. income tax expense and foreign withholding tax expense.

Revenue Recognition. The Company recognizes revenue at the time services are performed. The Company’s Customer Management Services business recognizes revenue under production rate and performance-based models, which are:

     Production rate — Revenue is recognized based on the billable hours or minutes of each customer service representative as defined in the client contract. The rate per billable hour or minute charged is based on a predetermined contractual rate, as agreed in the underlying contract. This contractual rate can fluctuate based on the Company’s performance against certain pre-determined criteria related to quality and performance. The impact on the rate is continually updated as revenue is recognized. Additionally, some clients are contractually entitled to penalties when the Company is out of compliance with certain obligations as defined in the client contract. Such penalties are recorded as a reduction to revenue as incurred based on a measurement of the Company’s obligation under the terms of the client contract.

     Performance-based — Under performance-based arrangements, the Company is paid by its customers based on achievement of certain levels of sales or other client-determined criteria specified in the client contract. The Company recognizes performance-based revenue by measuring its actual results against the performance criteria specified in the contracts. Amounts collected from customers prior to the performance of services are recorded as deferred revenue.

     The Company has certain contracts that are billed in advance. Accordingly, amounts billed but not earned under these contracts are excluded from revenue and included in customer advances and deferred income in the Consolidated Balance Sheets.

     In July 2003, the Company adopted Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), providing further guidance on how to account for multiple element contracts. EITF 00-21 is effective for all arrangements entered into after the second quarter of 2003. The Company has determined that EITF 00-21 requires the deferral of revenue for the initial training that occurs upon commencement of a new client contract (“Start-Up Training”) if that training is billed separately to a client. Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are also deferred. In these circumstances, both the training revenue and costs will be amortized straight-line over the life of the client contract. In situations where Start-Up Training is not billed separately, but rather included in the hourly service rates paid by the client over the life of the contract, no deferral is necessary as the revenue is being recognized over the life of the contract. If Start-Up Training revenue is not deferred, the associated training expenses are expensed as incurred. The adoption of EITF 00-21 did not have a material impact on the Company’s operating results for the year ended December 31, 2003. However, the adoption of EITF 00-21 decreased the Company’s 2003 fourth quarter sales and income from operations by $3.3 million and $2.1 million, respectively.

Comprehensive Income (Loss). Comprehensive income (loss) includes the following components:

	Restated (see Note 16 and 17)
	Year Ended December 31,
			(Unaudited)
	2003	2002	2001
	(in thousands)
Net loss	$(30,504)	$(19,882)	$(5,690)
Other comprehensive income (loss):
Unrealized gains (losses) on securities, net of reclassification adjustments	—	(941)	(8,577)
Foreign currency translation adjustments	14,545	(4,623)	(14,603)
Derivative valuation, net of tax	5,511	(2,033)	(815)
Other comprehensive income (loss), net of tax	20,056	(7,597)	(23,995)

Comprehensive loss	$(10,448)	$(27,479)	$(29,685)

     Disclosure of reclassification amounts:

	Restated (see Note 16 and 17)
	Year Ended December 31,
			(Unaudited)
	2003	2002	2001
	(in thousands)
Unrealized holding losses arising during the period	$—	$(723)	$(13,036)
Less: reclassification adjustment for gains included in net loss	—	(547)	(161)
Benefit for income taxes	—	329	4,620

Net unrealized losses on securities	$—	$(941)	$(8,577)

     At December 31, 2003, accumulated comprehensive loss consists of $9.3 million and $(2.6) million of foreign currency translation adjustments and derivative valuation, respectively. At December 31, 2002, accumulated comprehensive loss consists of $23.9 million and $2.9 million of foreign currency translation adjustments and derivative valuation, respectively. Other comprehensive income related to the derivative valuation is reported net of income tax expense of $3.5 million in 2003.

Loss Per Share. Basic earnings (loss) per share is computed by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding. The impact of potentially dilutive securities is excluded. Diluted earnings per share is computed by dividing the Company’s net income (loss) by the weighted average number of shares and dilutive potential common shares outstanding during the period. At December 31, 2003, 2002 and 2001 options to purchase 7.1 million, 6.1 million and 4.7 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect of their inclusion would be antidilutive.

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

Self-Insurance Program. The Company self-insures for certain levels of workers’ compensation and employee health insurance. Estimated costs of these self-insurance programs were accrued at the projected settlements for known and anticipated claims. Self-insurance liabilities of the Company amounted to $10.3 million and $7.6 million at December 31, 2003 and 2002, respectively, and are included in accrued employee compensation and benefits on the accompanying Consolidated Balance Sheets.

Fair Value of Financial Instruments. Fair values of cash equivalents and other current accounts receivable and payable approximate the carrying amounts because of their short-term nature. Short-term investments include U.S. Government Treasury Bills, investments in commercial paper, short-term corporate bonds and other short-term corporate obligations. The carrying values of these investments approximate their fair values. Debt and long-term receivables carried on the Company’s Consolidated Balance Sheets at December 31, 2003 and 2002 have a carrying value that approximates their estimated fair value. The fair value is based on discounting future cash flows using current interest rates adjusted for risk. The fair value of the short-term debt approximates its recorded value because of its short-term nature.

Derivatives. The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the consolidated balance sheet as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in other comprehensive income. SFAS 133 requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset the related results of the hedged item and requires that a Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. Based on the criteria established by SFAS No. 133, all of the Company’s hedges consisting of an interest rate swap, foreign currency options and forward exchange contracts are deemed effective. While the Company expects that its derivative instruments will continue to meet the conditions for hedge accounting, if the hedges did not qualify as highly effective or if the Company did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. The Company does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities, as the counterparties are established, well-capitalized financial institutions.

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

     The Company’s Canadian subsidiary’s functional currency is the Canadian dollar which is used to pay labor and other operating costs in Canada. However, the subsidiary has customer contracts where it is paid in U.S. dollars and the Company has contracted with several commercial banks at no material cost, to sell, under forward exchange contracts and options, a total of $94.9 million U.S. dollars through November 2005 at a fixed price in Canadian dollars of $135.1 million to hedge its foreign currency risk. During the years ended December 31, 2003 and 2002, the Company recorded a $7.8 million gain and a $0.1 million loss, respectively, for settled forward contracts in its Consolidated Statements of Operations relating to U.S. dollar forward contracts. As of December 31, 2003, the Company has derivative assets of $9.0 million associated with foreign exchange contracts consisting of the fair market value of forward exchange contracts and options outstanding. Included in these derivative assets are premiums paid by the Company as part of obtaining the foreign exchange option contracts. The cost of these premiums is amortized in earnings ratably over the term of the underlying contract.

     During 2003, the Company determined to settle the intercompany receivable and payable balances that result from these arrangements periodically and, accordingly, the transaction gains and losses from fluctuations in exchange rates are included in determining net income (loss). For the year ended December 31, 2003, the Company recorded transaction losses of $2.4 million in Other Income (Expense) related to the intercompany receivables/payable balances generated from labor arbitrage activities and U.S. dollar cash balances on Canada’s books. During the third quarter of 2003, management began to settle these intercompany balances monthly and, accordingly, expects to mitigate the exposure caused by future changes in foreign exchange rates.

     During 2003, the Company determined to record the gains/losses from settled Canadian dollar hedges in Revenue in order to better match the hedging transactions with the labor costs being hedged. Such amounts were previously recorded in Other Income (Expense). Operating results for 2002 have not been reclassified as the amounts were immaterial.

Stock Option Accounting. The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock options including statement No.

148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Under APB 25, because the exercise price of the Company’s employee stock options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Statement No. 123, “Accounting and Disclosure of Stock-Based Compensation” (“SFAS 123”), establishes an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company elected not to adopt SFAS 123 for expense recognition purposes.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

			(Unaudited)
	2003	2002	2001
Risk-free interest rate	2.70% - 6.96%	2.72% - 4.88%	3.15% - 5.01%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	71.40% - 81.30%	81.73% - 83.94%	84.66% - 87.79%
Expected life	5.81% - 5.90%	5.50% - 5.54%	4.27% - 4.81%

     Option valuation models require the input of highly subjective assumptions including expected stock price characteristics significantly different from those of traded options. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The weighted-average fair value of options granted during 2003, 2002 and 2001 was $3.50, $7.64 and $5.58, respectively. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro-forma net loss and pro-forma net loss per share, as if the Company had used the fair value accounting provisions of SFAS 123, are shown below.

	Restated (see Note 16 and 17)
	Years ended December 31,
			(Unaudited)
	2003	2002	2001
	(amounts in thousands, except for per share amounts)
Net Loss
As reported	$(30,504)	$(19,882)	$(5,690)
Pro forma	$(43,238)	$(33,610)	$(21,385)

Per Share Amounts
As reported:
Basic and Diluted	$(0.41)	$(0.26)	$(0.08)

Pro forma:
Basic and Diluted	$(0.58)	$(0.44)	$(0.28)

Effects of Recently Issued Accounting Pronouncements. In July 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Certain elements, which would impact the Company, did not have a material impact.

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

     In 2003, the Company adopted the practice of allocating corporate operating expenses to segments based upon the segments’ respective pro rata percentage of consolidated revenue. Prior to 2003, corporate operating expenses were shown as a separate segment. The information as of December 31, 2002 and 2001 has been restated to reflect this change.

	Restated (see Note 16 and 17)
	Year Ended December 31,
			(Unaudited)
	2003	2002	2001
	(Amounts in thousands)
Revenues:
North American Customer Care	$635,627	$708,522	$606,607
International Customer Care	255,894	212,425	234,781
Database Marketing and Consulting	109,607	95,988	71,156

Total	$1,001,128	$1,016,935	$912,544

Income (Loss) from Operations:
North American Customer Care	$41,725	$28,102	$32,015
International Customer Care	(37,651)	(35,853)	(4,434)
Database Marketing and Consulting	13,280	9,750	2

Total	$17,354	$1,999	$27,583

Depreciation and Amortization (Included in Income from Operations):
North American Customer Care	$32,967	$33,791	$33,999
International Customer Care	15,887	15,984	15,793
Database Marketing and Consulting	9,742	7,950	7,816

Total	$58,596	$57,725	$57,608

Assets:
North American Customer Care	$347,983	$373,097	$355,704
International Customer Care	110,192	79,817	136,319
Database Marketing and Consulting	96,641	86,669	78,572

Total	$554,816	$539,583	$570,595

Goodwill, net (Included in Total Assets):
North American Customer Care	$11,446	$11,446	$11,446
International Customer Care	5,393	5,180	15,756
Database Marketing and Consulting	13,361	13,361	13,361

Total	$30,200	$29,987	$40,563

Capital Expenditures (Including Capital Leases):
North American Customer Care	$39,007	$20,904	$10,483
International Customer Care	34,341	11,185	34,903
Database Marketing and Consulting	5,705	6,829	6,687

Total	$79,053	$38,918	$52,073

     The following data includes revenue and gross property and equipment based on the geographic location where services are provided or the physical location of the equipment:

	Restated (see Note 16 and 17)
	Year Ended December 31,
			(Unaudited)
	2003	2002	2001
	(Amounts in thousands)
Revenues:
United States	$565,994	$662,449	$531,642
Asia Pacific	120,741	91,828	76,952
Canada	163,048	136,436	144,253
Europe	95,223	66,907	86,862
Latin America	56,122	59,315	72,835

Total	$1,001,128	$1,016,935	$912,544

Gross Property and Equipment:
United States	$204,858	$174,666	$189,270
Asia Pacific	40,467	30,340	23,641
Canada	49,076	35,542	34,549
Europe	21,613	19,364	29,539
Latin America	33,565	27,014	34,491

Total	$349,579	$286,926	$311,490

All Other Long-Lived Assets:
United States	$20,539	$17,756	$22,455
Asia Pacific	977	4	18
Canada	211	336	481
Europe	2,544	4,250	174
Latin America	3,155	96	4,190

Total	$27,426	$22,442	$27,318

Significant Customers

     The Company has two customers who contributed in excess of 10% of total revenue, both of which are involved in the communications industry. The revenue from these customers as a percentage of total revenues for each of the three years ended December 31 is as follows:

			(Unaudited)
	2003	2002	2001
Customer A	17%	16%	19%
Customer B	14%	15%	—

     At December 31, 2003, accounts receivable from customers A and B were $24.9 million and $25.3 million, respectively. These customers are included in the North American Customer Care reporting segment.

     The loss of one or more of its significant customers could have a material adverse effect on the Company’s business, operating results or financial condition. The Company does not require collateral from its customers. To limit the Company’s credit risk, management performs ongoing credit evaluations of its customers and maintains allowances for potentially uncollectible accounts. Although the Company is impacted by economic conditions in the communications and media, automotive, financial services and government services industries, management does not believe significant credit risk exists at December 31, 2003.

NOTE 3: DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts Receivable

     Accounts receivable consist of the following at December 31:

	Restated (see Note 16)
	2003	2002
	(in thousands)
Accounts receivable	$150,360	$144,921
Less- allowance for doubtful accounts	(4,702)	(7,593)

Accounts receivable, net	$145,658	$137,328

     Activity in the Company’s allowance for doubtful accounts consists of the following:

	Restated (see Note 16 and 17)
			(Unaudited)
	2003	2002	2001
	(in thousands)
Balance, beginning of year	$7,593	$6,331	$6,664
Provision for bad debts	4,043	9,258	6,026
Deductions for uncollectible receivables written off	(6,934)	(8,266)	(6,359)

Balance, end of year	$4,702	$7,593	$6,331

Property and Equipment

     Property and equipment consisted of the following at December 31:

	Restated (see Note 16)
	2003	2002
	(in thousands)
Land and buildings	$29,785	$354
Computer equipment and software	144,714	120,490
Telephone equipment	49,681	38,619
Furniture and fixtures	47,276	35,583
Leasehold improvements	77,166	88,295
Construction in Progress	705	2,481
Other	252	1,104

	349,579	286,926
Less- accumulated depreciation	(200,889)	(163,833)

	$148,690	$123,093

     Included in the cost of property and equipment is the following equipment obtained through capitalized leases as of December 31:

	Restated (see Note 16)
	2003	2002
	(in thousands)
Computer equipment and software	$2,843	$4,812
Telephone equipment	1,620	3,934
Furniture and fixtures	273	3,297

	4,736	12,043
Less- accumulated depreciation	(3,644)	(8,202)

	$1,092	$3,841

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

     The future minimum lease payments under capitalized lease obligations as of December 31, 2003 are as follows (in thousands):

2004	$1,006
2005	188
Thereafter	32

1,226
Less- amount representing interest	(122)

1,104
Less- current portion	(909)

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

$75,000

     A significant restrictive covenant under the Senior Notes requires the Company to maintain a minimum fixed charge coverage ratio as defined in the agreement. The Senior Notes are securitized with a majority of the Company’s domestic assets. Additionally, in the event the Senior Notes were to be repaid in full prior to maturity, the Company would have to remit a “make-whole” payment as defined in the agreement to the holders of the Senior Notes. As of December 31, 2003, the make-whole payment is approximately $9.2 million. The Senior Notes are guaranteed by all of the Company’s subsidiaries.

Long-Term Debt

     As of December 31, 2003 and 2002, other long-term debt consisted of the following notes:

	2003	2002
	(in thousands)
Note payable, interest at 8% per annum, principal and interest payable monthly, maturing May 2010, unsecured	$299	330
Note payable, interest at 8% per annum, principal and interest payable quarterly, maturing April 2003, unsecured	—	100
Note payable, interest at 7% per annum, principal and interest payable monthly, maturing May 2004, unsecured	69	135
Other notes payable	1,815	1,871

	2,183	2,436
Less- current portion	(1,915)	(1,376)

	$268	$1,060

     Annual maturities of other long-term debt are as follows (in thousands):

Year ended December 31,
2004	$1,492
2005	45
2006	43
2007	47
2008	51
Thereafter	82

$1,760

Revolving Line of Credit

     The Company’s Revolver is with a syndicate of five banks. Under the terms of the Revolver, the Company may borrow up to $85.0 million with the ability to increase the borrowing limit by an additional $50.0 million subject to lender approval, within three years from the October 2002 closing date of the Revolver. The Revolver matures on December 28, 2006, at which time a balloon payment for the principal amount is due; however, there is no penalty for early prepayment. The Revolver bears interest at a variable rate based on LIBOR. The interest rate will also vary based on the Company’s leverage ratios as defined in the agreement. At December 31, 2003, the interest rate was 3.15% per annum with $39.0 million drawn under the Revolver. The Revolver is guaranteed by all of the Company’s domestic subsidiaries and is secured by a majority of the Company’s domestic assets. A significant restrictive covenant under the Revolver requires the Company to maintain a minimum fixed charge coverage ratio as defined in the agreement. The Revolver also limits the amount of share repurchases and prohibits payment of cash dividends.

     The Revolver and Senior Notes each contain provisions whereby a default under either agreement results in a cross-default in the other agreement. Further, the Revolver and Senior Notes are subject to an ‘inter-creditor’ agreement, which includes the allocation methodology by which the proceeds would be distributed to the Revolver lenders and Senior Notes lenders in the event of default, and subsequent liquidation.

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

     The Company’s Spanish subsidiary has a factoring line of credit for $13.5 million (EUR10.7 million) and $8.4 million and $2.6 million was outstanding as of December 31, 2003 and 2002, respectively. The Company’s Brazilian subsidiary has a factoring line of credit for $0.7 million (R1.9 million) and $0.2 million and $0.0 million was outstanding as of December 31, 2003 and 2002, respectively. The Company’s Brazilian subsidiary has a bank line of credit for $0.4 million (R1.2 million), and $0.4 million and $0.2 million was outstanding as of December 31, 2003 and 2002, respectively.

NOTE 5: INCOME TAXES

     The components of income (loss) before income taxes are as follows for the years ended December 31 (in thousands):

	Restated (see Note 16 and 17)
			(Unaudited)
	2003	2002	2001
Domestic	$713	$(4,363)	$(56,039)
Foreign	3,642	(2,440)	52,054

Total	$4,355	$(6,803)	$(3,985)

     The components of the provision (benefit) for income taxes are as follows for the years ended December 31 (in thousands):

	Restated (see Note 16 and 17)
			(Unaudited)
	2003	2002	2001
Current provision:
Federal	$5,177	$(5,388)	$(11,558)
State	673	(733)	(1,922)
Foreign	12,373	19,725	23,565

	18,223	13,604	10,085

Deferred provision:
Federal	23,865	(8,933)	(6,736)
State	3,102	(1,046)	(848)
Foreign	(10,331)	(2,087)	(796)

	16,636	(12,066)	(8,380)

	$34,859	$1,538	$1,705

     The following reconciles the Company’s effective tax rate to the federal statutory rate for the years ended December 31 (in thousands):

	Restated (see Note 16 and 17)
			(Unaudited)
	2003	2002	2001
Income tax per U.S. federal statutory rate (35%)	$1,524	$(2,381)	$(1,395)
State income taxes	2,032	(1,456)	(94)
Record U.S. valuation allowance	24,046	—	—
Record Brazil valuation allowance	1,887	—	—
Record Spain valuation allowance	—	5,196	—
Foreign income taxed at different rates than the U.S.	878	867	2,714
Write-off of enhansive holding, inc. deferred tax asset	7,215	—	—
Write-off of certain U.S. deferred tax assets	—	569	569
Other	(2,723)	(1,256)	(89)

	$34,859	$1,538	$1,705

     The Company’s deferred income tax assets and liabilities are summarized as follows as of December 31 (in thousands):

	Restated (see Note 16)
	2003	2002
Current deferred tax assets:
Allowance for doubtful accounts	$1,057	$3,050
Vacation accrual	1,791	3,002
Compensation	2,622	1,901
Insurance reserves	1,369	1,254
Accrued restructuring charges	314	1,744
Accrued sales tax	1,431	1,141
Deferred revenue	3,084	—
Other	2,131	1,674

	13,799	13,766
Long-term deferred tax assets:
Depreciation and amortization	14,119	6,863
Other than temporary loss on equity investment	—	7,440
Deferred revenue	—	7,702
Deferred costs	1,314	—
Unrealized losses on securities and derivatives	—	2,208
Lease write down	418	677
Net operating losses	14,434	847
Percepta warrant amortization	1,194	—
Long-term accrued liabilities	1,367	9
Other	3,925	2,410

	36,771	28,157

Current deferred tax liability:
Other	(246)	(201)

Long-term deferred tax liability:
Capitalized software	(5,650)	(5,652)
Depreciation and amortization	—	(466)
Severance accrual	(3,569)	(4,059)
Unrealized losses on securities/derivatives	(1,703)	—
Other	(118)	(57)

	(11,286)	(10,435)
Federal tax credits	1,700	—
Valuation allowance	(31,448)	(5,515)

Total	$9,536	$25,972

     As of December 31, 2003, after consideration of all tax loss and tax credit carryback opportunities, the Company had net operating loss carryforwards expiring as follows (in thousands):

	Restated (see Note 16 and 17)
	Foreign	Domestic	Total
2005-2006	$1,230	$—	$1,230
2007	5,295	—	5,295
2008-2011	4,020	—	4,020
2013	8,389	—	8,389
2016	7,186	—	7,186
2017	4,658	—	4,658
2020	—	—	—
2021	—	—	—
2023	—	5,289	5,289
No expiration and/or limited	5,872	—	5,872

Total	$36,650	$5,289	$41,939

     *No carryback; indefinite carryforward but limited to 30% of current year taxable income.

     As of December 31, 2003, the Company also had tax credit carryforwards expiring as follows (in thousands):

2021	$350
2022	674
2023	676

Total	$1,700

     During 2002, the Company established a valuation allowance of $5.2 million for certain deferred tax assets in its international Customer Care segment. The changes to the valuation allowance during 2003 were (in thousands):

Restated
(see Note 16)
Net deferred tax assets, U.S. tax return	$22,702
Net deferred tax assets, Brazil	1,887
Other	1,344

Total change to valuation allowance, 2003	$25,933

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

     SFAS 109 provides for the weighing of positive and negative evidence in determining whether it is more likely than not that a deferred tax asset is recoverable. The Company also prepared a forecast of future taxable income, including domestic and international operating results and the reversal of existing temporary differences between income recognized under generally accepted accounting principles and income for federal income tax reporting purposes. Relevant accounting guidance suggests that a recent history of cumulative losses constitutes significant negative evidence, and that future expectations about taxable income are overshadowed by such recent losses. Accordingly, the expectations of future taxable income would generally be limited to no more than two or three years for generating sufficient income to recover deferred tax assets. Based on the Company’s evaluation of positive and negative evidence, along with forecasted taxable income (loss) over the next two to three years, management determined to increase the valuation allowance by $25.9 million.

     In the fourth quarter of 2003, management completed an analysis of the recoverability of the Company’s deferred tax assets in Brazil. Based upon an evaluation of positive and negative evidence, along with forecasted taxable income (loss) over the next three years, management determined to establish a valuation allowance. The 2003 financial statements as originally filed and restated, include an additional $1.9 million of expense to establish this valuation allowance.

     During 2003 the Company determined that the Spanish statutory general ledger was not properly converted as a result of the general ledger system implementation in Spain, which occurred during the fourth quarter of 2002. As a result, Spain’s deferred tax asset balance was understated. During the fourth quarter of 2002, the Company determined the need to establish a valuation allowance of all of Spain’s deferred tax assets that arose prior to a certain date. However, because of the error, the Company did not record sufficient valuation allowance during 2002. The 2002 financial statements, as restated, include an additional $2.4 million of tax expense to increase the valuation allowance as of December 2002.

     Also, the Company wrote off a of $7.2 million deferred tax asset related to the stock investment in enhansiv holdings, inc. (“EHI”) because it was determined during 2003 that this loss could not be realized for tax purposes.

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

NOTE 7: STOCK COMPENSATION PLANS

     The Company adopted a stock option plan during 1995 (the “1995 Option Plan”) and amended and restated the plan in January 1996 for directors, officers, employees, consultants and independent contractors. The 1995 Option Plan reserved 7.0 million shares of common stock and permits the award of incentive stock options, non-qualified options, stock appreciation rights and restricted stock. Outstanding options vest over a three- to five-year period and are exercisable for 10 years from the date of grant.

     In January 1996, the Company adopted a stock option plan for non-employee directors (the “Director Plan”), covering 750,000 shares of common stock. All options were granted at fair market value at the date of grant. Options vested as of the date of the option but were not exercisable until six months after the option date. Options granted are exercisable for 10 years from the date of grant unless a participant is terminated for cause or one year after a participant’s death. The Director Plan had options to purchase 454,250, 472,250 and 472,250 shares outstanding at December 31, 2003, 2002 and 2001, respectively. In May 2000, the Company terminated future grants under the Director Plan. From that point on, directors received options under the Company’s 1999 Stock Option and Incentive Plan.

     In July 1996, the Company adopted an employee stock purchase plan (the “ESPP”). Pursuant to the ESPP, as amended, an aggregate of 1,000,000 shares of common stock of the Company was available for issuance under the ESPP. Employees were eligible to participate in the ESPP after three months of service. The price per share purchased in any offering period is equal to the lesser of 85% of the fair market value of the common stock on the first day of the offering period or on the purchase date. The offering periods have a term of six months. Stock purchased under the plan for the years ended December 31, 2003, 2002 and 2001 were $0.9 million, $1.9 million and $1.8 million, respectively.

     In February 1999, the Company adopted the TeleTech Holdings, Inc. 1999 Stock Option and Incentive Plan (the “1999 Option Plan”). The purpose of the 1999 Option Plan is to enable the Company to continue to (a) attract and retain high quality directors, officers, employees and potential employees, consultants and independent contractors of the Company or any of its subsidiaries; (b) motivate such persons to promote the long-term success of the business of the Company and its subsidiaries and (c) induce employees of companies that are acquired by TeleTech to accept employment with TeleTech following such an acquisition. The 1999 Option Plan supplements the 1995 Option Plan. An aggregate of 14 million shares of common stock has been reserved for issuance under the 1999 Option Plan, which permits the award of incentive stock options, non-qualified stock options, stock appreciation rights and shares of restricted common stock. As previously discussed, the 1999 Option Plan also provides annual stock option grants to Directors. Outstanding options generally vest over a period of four to five years and are exercisable for ten years from the date of grant.

     A summary of the status of the Company’s stock option plans for the three years ended December 31, 2003, together with changes during each of the years then ended, is presented in the following table:

		Weighted
		Average
		Price Per
	Shares	Share
Outstanding, December 31, 2000 (unaudited)
2001 Activity (unaudited)	13,742,764	$15.11
Grants	3,207,610	$8.13
Exercises	(1,784,082)	$4.36
Forfeitures	(4,292,508)	$17.62

Outstanding, December 31, 2001 (unaudited)	10,873,784	$13.83
Grants	2,991,400	$10.79
Exercises	(609,247)	$6.20
Forfeitures	(1,350,671)	$17.76

Outstanding, December 31, 2002	11,905,266	$13.01
Grants	1,921,100	$4.95
Exercises	(618,831)	$5.75
Forfeitures	(3,974,652)	$15.01

Outstanding, December 31, 2003	9,232,883	$10.96

Options exercisable at year end:
2003	5,436,099	$12.27
2002	5,767,636	$13.09
2001 (unaudited)	4,325,846	$12.97

Weighted average fair value of options granted during the year:
2003		$3.50
2002		$7.64
2001 (unaudited)		$5.58

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

NOTE 8: RELATED PARTY TRANSACTIONS

     The Company has entered into agreements pursuant to which Avion, LLC (“Avion”) and AirMax, LLC (“AirMax”) provide certain aviation flight services to and as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chief Executive Officer and Chairman of the Board of the Company, has a direct 100% beneficial ownership interest in Avion. During 2003, 2002, and 2001 the Company paid an aggregate of $1.0 million, $1.8 million, and $0.7 million, respectively, to Avion for services provided to the Company. Mr. Tuchman also purchases services from AirMax and from time to time provides short-term loans to AirMax. During 2003, 2002, and 2001 the Company paid to AirMax an aggregate of $0.8 million, $1.0 million, and $0.5 million, respectively, for services provided to the Company. The Audit Committee of the Board of Directors reviews these transactions quarterly and believes that the fees charged by Avion and AirMax are at fair market value.

     In the fourth quarter of 2000, the Company and its enhansiv subsidiary executed a transaction, whereby the Company transferred all of its shares of common stock of enhansiv, inc., a Colorado corporation (“enhansiv”), to enhansiv holdings, inc., a Delaware corporation (“EHI”) in exchange for Series A Convertible Preferred Stock of EHI. EHI was developing a centralized, open architecture, customer management platform that incorporates a contact management database across all customer contact channels. The Company believed that the EHI technology would allow it to move to a more centralized technology platform, allowing it to provide more cost effective solutions in a more timely manner. As part of the transaction, EHI sold shares of common stock to a group of investors. These shares represented 100% of the existing common shares of EHI, which in turn owned 100% of the common shares of enhansiv. In addition, the Company received an option to purchase approximately 95% of the common stock of EHI. The Company also agreed to make available to EHI a convertible $7.0 million line of credit, which was fully drawn in the second quarter of 2001.

     One of the investors was Kenneth D. Tuchman, who acquired 14.4 million shares of EHI common stock for $3.0 million, representing 42.9% of EHI in the initial transaction. Subsequent to the initial sale of common stock, EHI sold 9.6 million shares to Mr. Tuchman for $2.0 million, giving him an additional 12.1% interest in EHI. Upon Mr. Tuchman’s second investment, he entered into a confirmation joinder and amendment agreement which stated that for as long as Mr. Tuchman owned 50% of EHI’s common stock, all action requiring stockholder approval shall require approval of holders of at least 66-2/3% of EHI common stock. The remaining equity of $4.0 million, which represented approximately 17% of the fair value of the assets at inception, came from unrelated third parties and was at risk.

     In June 2001, the Company entered into another EHI transaction whereby the Company agreed to fund an additional $5.0 million for certain development activities in exchange for a licensing agreement and the right to convert this additional investment into Series B Preferred Stock that is convertible at the option of the Company into EHI’s common stock. The Company funded $4.8 million of this additional commitment.

     As a preferred stockholder, the Company accounted for its investment in EHI under the equity method of accounting.

Accordingly, the Company recorded all of EHI’s losses in excess of the value of all subordinate equity investments in EHI (common stock). The Company began recording EHI losses during the second quarter of 2001 and continued to do so through May 31, 2002. These losses totaled $3.6 million and $7.7 million (unaudited) for the years ended December 31, 2002 and 2001, respectively, and are included as a separate line item in other income (expense) in the accompanying Consolidated Statements of Operations. During 2000, the Company did not record any losses from EHI subsequent to the sale of common stock.

     On May 31, 2002, Mr. Tuchman transferred his 55% ownership of EHI’s common stock to the Company and received no consideration in return. The Company placed nominal value on this transaction based on a third-party appraisal. As a result, the Company began consolidating the results of EHI effective June 1, 2002. During the fourth quarter of 2002, the Company purchased the remaining common stock of EHI held by the outside shareholders for approximately $2.3 million. The Company expensed the consideration paid based on the above mentioned third-party appraisal. The loss on this transaction is reflected in other expense in the accompanying Consolidated Statements of Operations for the year ended December 31, 2002. Notwithstanding the appraised valuation of the shares acquired, the Company places value on retaining the intellectual property that justified the payment of the purchase price. As a result of this transaction, the Company now owns 100% of EHI, which was merged into the Company in the fourth quarter of 2003.

     During the second quarter of 2001, after EHI was unsuccessful in raising additional outside capital, the Company concluded that its investment in EHI exceeded its fair value and such decline was other than temporary. The Company’s determination of fair market value was based on pre-money valuations used by third parties during discussions to raise outside capital. The Company considered current and anticipated market conditions in its determination that the decline in value was other than temporary. As a result, the Company recorded a $16.5 million (unaudited) charge to adjust the investment’s carrying value down to its estimated fair value. The Company’s net investment in EHI of $3.8 million (unaudited) at December 31, 2001 is included in other assets in the accompanying Consolidated Balance Sheets. Net assets of EHI, excluding the Company’s loan to EHI, were $15.0 million (unaudited) at December 31, 2001. EHI had no outside debt or other outstanding borrowings other than that owed to the Company.

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

     During 2002 and 2001, the Company utilized the services of Korn Ferry International (“KFI”) for executive search projects. James Barlett, Vice Chairman and a director of the Company is a director of KFI. During the years ended December 31, 2003, 2002, and 2001, the Company paid $1.1 million, $0.7 million, and $0.3 million (unaudited), respectively, to KFI for executive search services.

     During 2001, the Company purchased cable and wiring materials from Anixter International, Inc. Rod Dammeyer, a director of the Company at that time, served as Vice Chairman and a director for Anixter International, Inc. until February 2001. During the year ended December 31, 2001, the Company paid $0.1 million (unaudited) to Anixter International, Inc.

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

NOTE 10: FORD JOINT VENTURE

     During the first quarter of 2000, the Company and Ford Motor Company (“Ford”) formed Percepta, a joint venture. Percepta was formed to provide global customer management solutions for Ford and other automotive companies. Percepta is currently providing such services in the United States, Canada, Australia and Scotland. The Company owns 55% and Ford owns 45% and each joint venture partner shares in the profits, dividends and any distributions of assets in accordance with its ownership percentage.

     In connection with this formation, the Company issued stock purchase warrants to Ford entitling Ford to purchase 750,000 shares of TeleTech common stock for $12.47 per share. These warrants were valued at $5.1 million using the Black-Scholes Option model. The warrants expire on December 31, 2005.

     Ford has the right to earn additional warrants based upon Percepta’s achievement of certain revenue thresholds through 2004. Such thresholds were not achieved for the years 2000 through 2003. The number of warrants to be issued is subject to a formula based upon the profitability of Percepta, among other factors. The exercise price of any warrants issued under the agreement will be a 5% premium over the Company’s stock price at the date the warrants are issued.

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

NOTE 11: ASSET DISPOSITIONS

     In March 2000, the Company and State Street Bank and Trust Company (“State Street”) entered into a lease agreement whereby State Street acquired 12 acres of land in Arapahoe County, Colorado for the purpose of constructing a new corporate headquarters for the Company (the “Planned Headquarters Building”). Subsequently, management of the Company decided to terminate the lease agreement as it was determined that the Planned Headquarters Building would be unable to accommodate the Company’s anticipated growth. In 2000, the Company recorded a $9.0 million loss on the expected termination of the lease. In addition, the Company incurred $2.2 million of capital expenditures related to the Planned Headquarters Building.

     In March 2001, as part of the lease termination, the Company acquired the Planned Headquarters Building being constructed on its behalf for approximately $15.0 million and incurred $10.6 million of capital expenditures to complete construction of the building during 2001. During the second quarter of 2001, after receiving various offers for the Planned Headquarters Building that were less than the estimated completed cost, the Company determined that the fair value of the building, less the cost to complete and sell, exceeded the carrying amount by $7.0 million (unaudited). Accordingly, the Company recorded a loss on real estate held for sale of $7.0 million, which is included in the accompanying consolidated statements of operations. In October 2001, the Company completed and sold the Planned Headquarters Building to a third party receiving net proceeds of approximately $11.8 million (unaudited).

     In March 2001, the Company shut down its Digital Creators subsidiary. The Company closed the subsidiary because of weak operating performance. It was more cost effective to close the operation than to seek a buyer. There was no significant loss associated with the disposal of this business as the majority of assets and people were absorbed by the Company.

NOTE 12: IMPAIRMENT LOSS

     During 2003, the Company determined that two of its CMCs would not generate sufficient undiscounted cash flows to recover the net book value of its assets. During the second quarter of 2003, management determined to close the Kansas City, Kansas center upon expiration of the work being performed for the United States Postal Service (“USPS”). Accordingly, the projection for that location indicated that an impairment existed. Additionally, the Company determined that an impairment existed for its Mexico City location. As a result, the Company’s North American and International Customer Care segments recorded charges of approximately $4.0 million and $3.0 million, respectively to reduce the net book value of their long-lived assets to estimated fair market value.

     During 2002, the Company determined that impairments existed in five CMCs. Accordingly, the Company’s North American and International Customer Care segments recorded impairment charges of $16.7 million and $16.1 million, respectively, to write down the assets of those centers to their estimated fair market value.

NOTE 13: RESTRUCTURING CHARGES

     During the year ended December 31, 2003, the North American Customer Care segment recorded restructuring charges of approximately $1.6 million related to the closure of its Kansas City, Kansas facility being used to serve the USPS. These charges consisted primarily of the recording of the remaining lease liability along with severance payments. In addition, the Company’s North American Customer Care segment recorded a charge of $0.4 million for severance and termination benefits for 591 employees at a managed center that was shut down in March 2003. The Company’s North American Customer Care, International Customer Care and Database Marketing and Consulting segments also recorded approximately $1.3 million, $2.2 million, and $0.1 million, respectively, during the year ended December 31, 2003 for other severance and termination benefits related to the termination of 102, 203 and 13 administrative employees, respectively. The Company reversed approximately $1.9 million of excess accruals related to 2002 restructurings. The reversal of excess accruals has been offset against the restructuring expense in the accompanying Consolidated Statements of Operations.

     During 2002, the Company’s corporate and North American Customer Care segments recorded restructuring charges associated with the termination of approximately 400 administrative employees and the impairment of a property lease totaling approximately $7.3 million and $0.9 million, respectively. Additionally, the Company’s international Customer Care segment recorded a loss on the closure of CMCs in Spain and Canada of approximately $1.2 million. These charges are reflected on separate line items in the accompanying Consolidated Statements of Operations.

     During 2001, the Company recorded a $7.7 million (unaudited) loss in its North American Customer Care segment on the closure of a CMC located in Thornton, Colorado, consisting of future rent and occupancy costs and loss on disposal of assets, which is reflected as a separate line item in the accompanying Consolidated Statements of Operations.

     During 2001, the Company implemented certain cost cutting measures. In connection with these actions, the Company recorded $18.5 million (unaudited) of charges for severance and other termination benefits related to a reduction in force of approximately 500 employees, which are reflected as a separate line item in the accompanying Consolidated Statements of Operations.

     A rollforward of the activity in the above mentioned restructuring accruals for the years ended December 31, 2003 and 2002 follows (in thousands):

	Restated (see Note 16 and 17)
	Closure	Reduction in
	of CMCs	Force	Total
Balances, December 31, 2000 (unaudited)
2001 Activity (unaudited)	$475	$—	$475
Expense	7,733	18,515	26,248
Payments	(4,679)	(15,883)	(20,562)

Balances, December 31, 2001 (unaudited)	3,529	2,632	6,161
Expense	1,213	8,243	9,456
Write down of assets	(1,201)	—	(1,201)
Payments	(1,360)	(4,147)	(5,507)

Balances, December 31, 2002	2,181	6,728	8,909
Expense	1,936	3,692	5,628
Payments	(2,116)	(8,010)	(10,126)
Reversals	(798)	(1,154)	(1,952)

Balances, December 31, 2003	$1,203	$1,256	$2,459

     The restructuring accrual is included in other accrued expenses in the accompanying Consolidated Balance Sheets.

NOTE 14: COMMITMENTS AND CONTINGENCIES

     Leases. The Company has various operating leases for equipment, CMCs and office space, which generally contain renewal options. Rent expense under operating leases was approximately $31.2 million, $33.3 million and $31.1 million (unaudited) for the years ended December 31, 2003, 2002 and 2001, respectively. Certain operating lease agreements contain residual value guarantee clauses that, if paid, would not have a significant impact on the Company’s cash position or operating results.

     In December 2000, the Company and State Street consummated a lease transaction for the Company’s new corporate headquarters, whereby State Street acquired the property at 9197 South Peoria Street, Englewood, Colorado (the “Property”). Simultaneously, State Street leased the Property to TeleTech Services Corporation (“TSC”), a wholly owned subsidiary of the Company. As part of the transaction, State Street formed a special purpose entity to purchase the Property and hold the associated debt and equity from a group of banks. The debt held by this entity was approximately $37.0 million at December 31, 2002. In February, 2003, the Company purchased the Property from State Street for $38.2 million using proceeds from the Revolver.

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

     Purchase Commitments. Effective December 15, 2003, the Company entered into a forty-two month telecommunication services agreement (the “Services Agreement”) with a major telecommunications company (the “Telecomm Company”) with a minimum purchase commitment of $17.0 million. The Services Agreement specifies that, if by January 1, 2005, the Telecomm Company has not awarded the Company 1,000 full-time equivalent seats and a twenty-four month commitment, the Company may terminate the Services Agreement without liability. In the event that the Services Agreement is terminated by the Company without cause or by the Telecomm Company for cause, the Company will be required to pay an amount equal to the difference between the Minimum Commitment and the actual services purchased during the life of the Services Agreement. Although no assurances can be given, management believes that the Company’s telecommunication service requirements will be sufficient to meet the Minimum Commitment amount.

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

     Legal Proceedings. From time to time, the Company may be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, it is management’s opinion that the disposition or ultimate determination of such claims or lawsuits will not have a material adverse effect on the Company.

     Sales and Use Taxes. The Company has received inquiries from several states regarding the applicability of sales or use taxes on its services primarily provided by the Database Marketing and Consulting segment. Management is working with the inquiring states to determine what liability exists, if any, in each respective state. In addition to the inquiring states, the Company has initiated a self-assessment to determine whether sales or use taxes are applicable in each state in which the Database Marketing and Consulting segment does business. Sales and use tax laws are complex and vary by state. Management has determined that sales or use tax applies in certain states to its products and services of the Database Marketing and Consulting segment. The consolidated financial statements include an accrual for sales and/or use tax of $2.9 million and $2.0 million as of December 31, 2002 and December 31, 2001, respectively. While management cannot quantify the ultimate liability that will be owed, it has recorded approximately $3.6 million of use tax expense for what it believes to be the minimum liability that will be owed, net of receipts from customers. As the Company progresses in its assessment and dealings with the various states, management will update this estimated liability and record charges to operations, if any, when such amounts become both probable and reasonably estimable. At this time, management does not expect the outcome to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

     In regards to the North American Customer Care segment, management has not determined whether sales or use tax applies to its services. If management determines sales tax does apply, the Company’s contracts generally provide for such taxes to be passed on to the client. However, no assurance can be given that the Company would be successful in passing on past or future taxes to its clients, and accordingly, it could impact the Company’s future results of operations.

     Guarantees. The Company’s Revolver is guaranteed by all of the Company’s domestic subsidiaries. The Senior Notes are guaranteed by all of the Company’s subsidiaries. A subsidiary operating lease agreement with $2.7 million remaining to be paid to a bank as of December 31, 2003 is guaranteed by another subsidiary.

     Letters of Credit. At December 31, 2003 outstanding letters of credit totaled approximately $11.1 million, which primarily guarantees workers’ compensation and other insurance related obligations, and facility leases.

NOTE 15: QUARTERLY FINANCIAL DATA (UNAUDITED)

	Restated (see Note 16 and 17)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Amounts in thousands, except per share data)
Year ended December 31, 2003:
Revenues	$246,942	$242,426	$247,337	$264,423
Income (loss) from operations	7,149	(9,043)	10,604	8,644
Net income (loss)	2,903	(40,780)	478	6,895

Net income (loss) per common share:
Basic	$0.04	$(0.55)	$0.01	$0.09
Diluted	$0.04	$(0.55)	$0.01	$0.09

Year ended December 31, 2002:
Revenues	$253,557	$254,076	$251,780	$257,522
Income (loss) from operations	14,242	7,461	10,022	(29,726)
Income (loss) before cumulative effect of change in accounting principle	6,679	3,809	6,113	(24,942)
Net income (loss)	(4,862)	3,809	6,113	(24,942)
Income (loss) before cumulative effect of change in accounting principle per common share:
Basic	$0.09	$0.05	$0.08	$(0.33)
Diluted	$0.08	$0.05	$0.08	$(0.33)
Net income (loss) per common share:
Basic	$(0.06)	$0.05	$0.08	$(0.33)
Diluted	$(0.06)	$0.05	$0.08	$(0.33)

Year ended December 31, 2001 (unaudited):
Revenues	$237,205	$224,336	$221,943	$229,060
Income (loss) from operations	(5,069)	6,911	9,652	16,089
Net income (loss)	(4,594)	(8,584)	1,399	6,089
Net income (loss) per common share:
Basic	$(0.06)	$(0.11)	$0.02	$0.08
Diluted	$(0.06)	$(0.11)	$0.02	$0.08

Net income (loss) per common share may not add exactly to annual totals due to rounding.

     In the fourth quarter of 2003, the Company determined that, based upon lower than expected 2003 operating results, only the contractual minimum required bonuses would be paid. Therefore, the Company reversed the remaining $2.9 million of bonus accruals that had been previously recorded during 2003. In the fourth quarter of 2003, management completed an analysis of the recoverability of the Company’s deferred tax assets in Brazil. Based upon an evaluation of positive and negative evidence, along with forecasted taxable income (loss) over the next three years, management determined to establish a valuation allowance of $1.9 million. The adoption of EITF 00-21 decreased the Company’s 2003 fourth quarter sales and income from operations by $3.3 million and $2.1 million, respectively.

NOTE 16: RESTATEMENT

The Company has determined that it is appropriate to restate its consolidated financial statements presented in its Annual Report. The restatement is primarily a result of accounting adjustments that pertain to prior periods, the majority of which were disclosed in the original filing of the Company’s Annual Report on Form 10-K. These adjustments, decreasing net loss by approximately $9.7 million, related to establishing a use tax accrual and reconciling of certain balance sheet accounts related to taxes, grants, bank accounts, health insurance accruals and payroll tax accounts. At the same time, the Company recorded the adjustments that it had identified at that time but did not record as they were not material; the net effect of those adjustments was to decrease net loss for 2003 by approximately $500,000. In addition, subsequent to filing the 2003 Form 10-K, the Company identified a contract acquisition cost and related liability that became the right and obligation of the Company during 2002; the Company recorded the contract acquisition cost and related liability, as well as recorded the related amortization of the asset and reduction of the liability from inception of the obligation forward, decreasing net loss for 2003 by approximately $729,000 and increasing net loss for 2002 by approximately $401,000. In addition, the Company identified that it was not properly accounting for scheduled rent escalations at most of its locations. The impact of this was to record additional rent expense of $221,000, $754,000 and $834,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     The consolidated financial data set forth below (in 000’s except for per share amounts) presents our condensed consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001, and our condensed consolidated balance sheets as of December 31, 2003 and 2002, on a comparative basis showing the amounts as previously reported and as restated.

Condensed Consolidated Balance Sheet		As of December 31, 2003
	As Reported	As Restated	Change
Assets
Current assets	$319,549	$320,368	$819
Property and equipment, net	148,690	148,690	—
Other assets	83,035	85,758	2,723

Total assets	$551,274	$554,816	$3,542

Liabilities and Stockholders’ Equity
Current liabilities	$137,039	$139,751	$2,712
Long-term liabilities, net of current	116,064	120,370	4,306
Minority interest	9,354	9,183	(171)
Stockholders’ equity	288,817	285,512	(3,305)

Total liabilities and stockholders’ equity	$551,274	$554,816	$3,542

Condensed Consolidated Balance Sheet	As of December 31, 2002
	As Reported	As Restated	Change
Assets
Current assets	$327,231	$327,786	$555
Property and equipment, net	123,093	123,093	—
Other assets	90,264	88,704	(1,560)

Total assets	$540,588	$539,583	$(1,005)

Liabilities and Stockholders’ Equity
Current liabilities	$136,334	$146,322	$9,988
Long-term liabilities	84,518	88,148	3,630
Minority interest	13,577	12,533	(1,044)
Stockholders’ equity	306,159	292,580	(13,579)

Total liabilities and stockholders’ equity	$540,588	$539,583	$(1,005)

	Year Ended December 31, 2003
Condensed Consolidated Statement of Operations	As Reported	As Restated	Impact On Net Income
Revenue	$992,340	$1,001,128	$8,788

Operating expenses
Costs of services	702,610	764,687	(62,077)
Selling, general and administrative expenses	210,245	149,860	60,385
Depreciation and amortization	58,596	58,596	—
Restructuring charges	6,955	6,955	—
Impairment losses, net	3,676	3,676	—

Income from operations	10,258	17,354	7,096
Other expense, net	13,030	11,996	1,034

Income (loss) before income taxes, minority interest, and cumulative effect of change in accounting principle	(2,772)	5,358	8,130
Provision for income taxes	37,218	34,859	2,359
Minority interest	(1,216)	(1,003)	213

Net loss	$(41,206)	$(30,504)	$10,702

Net loss per share – basic and diluted	$(0.56)	$(0.41)	$0.15

	Year Ended December 31, 2002
Condensed Consolidated Statement of Operations	As Reported	As Restated	Impact On Net Income
Revenue	$1,017,436	$1,016,935	$(501)

Operating expenses
Costs of services	712,585	769,700	(57,115)
Selling, general and administrative expenses	198,959	145,239	53,720
Depreciation and amortization	57,725	57,725	—
Restructuring charges	32,816	32,816	—
Impairment losses, net	9,456	9,456	—

Income from operations	5,895	1,999	(3,896)
Other expense, net	10,263	10,163	100

Income (loss) before income taxes, minority interest, and cumulative effect of change in accounting principle	(4,368)	(8,164)	(3,796)
Provision for income taxes	1,606	1,538	68
Minority interest	760	1,361	601
Cumulative effect of change in accounting principle	(11,541)	(11,541)	—

Net loss	$(16,755)	$(19,882)	$(3,127)

Net loss per share – basic and diluted	$(0.22)	$(0.26)	$(0.04)

     The table below presents the (increase) decrease to net loss resulting from the adjustments by major category (dollars in thousands).

	2003	2002
Income Taxes [1]	$2,359	$68
Amortization of contract acquisition costs	729	(401)
Leases	(221)	(754)
Minority interest	213	601
Sales and use tax (see Note 14)	2,886	(1,388)
Adjustments from reconciliations	4,736	(1,253)

Total	$10,702	$(3,127)

1 Principally tax impact of adjustments plus additional deferred tax valuation allowances for benefits previously taken.

NOTE 17: RESTATEMENT TO 2001 AND RETAINED EARNINGS (UNAUDITED)

     The balance of retained earnings at the beginning of 2001 has been restated from the balance previously reported to reflect an adjustment downward of $6.8 million resulting from the adjustments discussed in Note 16 related to years prior to 2001.

     The consolidated financial data set forth below (in 000’s) presents our condensed consolidated statements of operations for the year ended December 31, 2001.

	Year Ended December 31, 2001
Condensed Consolidated Statement of Operations	As Reported	As Restated	Impact On Net Income
Revenue	$916,144	$912,544	$(3,600)

Operating expenses
Costs of services	587,423	634,717	(47,294)
Selling, general and administrative expenses	204,005	159,388	44,617
Depreciation and amortization	60,308	57,608	2,700
Impairment losses, net	26,248	26,248	—
Loss on real estate held for sale	7,000	7,000	—

Income from operations	31,160	27,583	(3,577)
Other expense, net	31,401	30,501	900

Income (loss) before income taxes, minority interest, and cumulative effect of change in accounting principle	(241)	(2,918)	(2,677)
Provision for income taxes	174	1,705	(1,531)
Minority interest	(1,510)	(1,067)	443

Net loss	$(1,925)	$(5,690)	$(3,765)

EPS – basic and diluted	$(0.03)	$(0.08)	$(0.05)

     The table below presents the impact of the adjustments by major category (dollars in thousands).

	Unaudited
	2001	2000 and Prior
Taxes [1]	$(1,531)	$(1,502)
Amortization of contract acquisition costs	—	—
Leases	(834)	(1,992)
Minority interest	443	—
Sales and use tax (see Note 14)	(482)	(1,016)
Adjustments from reconciliations	(1,361)	(2,268)

Total	$(3,765)	$(6,778)

1 Principally tax impact of above plus additional deferred tax valuation allowances for benefits previously taken.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of TeleTech (incorporated by reference to Exhibit 3.1 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)

3.2	Amended and Restated Bylaws of TeleTech (incorporated by reference to Exhibit 3.2 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)

10.1+	TeleTech Holdings, Inc. Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)

10.2+	TeleTech Holdings, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-69668) filed on September 19, 2001)

10.3+	TeleTech Holdings, Inc. Amended and Restated 1999 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-96617) filed on July 17, 2002)

10.4+	Newgen Results Corporation 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Newgen Results Corporation’s Form S-1 Registration Statement (Registration No. 333-62703) filed on September 2, 1998)

10.5+	Newgen Results Corporation 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Newgen Results Corporation’s Form S-1 Registration Statement (Registration No. 333-62703) filed on September 2, 1998)

10.6	Form of Client Services Agreement, 1996 version (incorporated by reference to Exhibit 10.12 to TeleTech’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-04097) filed on June 5, 1996)

10.7	Agreement for Customer Interaction Center Management Between United Parcel General Services Co. and TeleTech (incorporated by reference to Exhibit 10.13 to TeleTech’s Amendment No. 4 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 30, 1996)

10.8	Client Services Agreement dated May 1, 1997, between TeleTech Customer Care Management (Telecommunications), Inc. and GTE Card Services Incorporated d/b/a GTE Solutions (incorporated by reference to Exhibit 10.12 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 1997)

10.9	Operating Agreement for Ford Tel II, LLC effective February 24, 2000 by and among Ford Motor Company and TeleTech Holdings, Inc. (incorporated by reference to Exhibit 10.25 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2000)

10.10	Credit Agreement dated as of October 29, 2002 among TeleTech, Bank of America, N.A. and the other Lenders party thereto

10.11	Amended and Restated Lease and Deed of Trust Agreement dated June 22, 2000 (incorporated by reference to Exhibit 10.31 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 30, 2000)

10.12	Amended and Restated Participation Agreement dated June 22, 2000 (incorporated by reference to Exhibit 10.32 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 30, 2000)

10.13	Private Placement of Senior Notes pursuant to Note Purchase Agreement dated October 30, 2001 (incorporated by reference to Exhibit 10.73 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.14+	Employment Agreement dated May 15, 2001 between James Kaufman and TeleTech (incorporated by reference to Exhibit 10.64 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.15+	Stock Option Agreement dated August 16, 2000 between James Kaufman and TeleTech (incorporated by reference to Exhibit 10.53 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)

10.16+	Non-Qualified Stock Option Agreement dated October 27, 1999 between Michael E. Foss and TeleTech (incorporated by reference to Exhibit 10.26 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2000)

Exhibit No.	Description
10.17+	Promissory Note dated November 28, 2000 by Sean Erickson for the benefit of TeleTech (incorporated by reference to Exhibit 10.62 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)

10.18+	Promissory Note dated March 28, 2001 by Sean Erickson for the benefit of TeleTech

10.19+	Employment Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.66 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.20+	Stock Option Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.70 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.21+	Restricted Stock Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.71 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.22+	Restricted Stock Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.72 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.23+	Employment Agreement dated October 15, 2001 between Ken Tuchman and TeleTech (incorporated by reference to Exhibit 10.68 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.24+	Stock Option Agreement dated October 1, 2001 between Ken Tuchman and TeleTech (incorporated by reference to Exhibit 10.69 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.25+	Letter Agreement dated January 11, 2001 between Chris Batson and TeleTech (incorporated by reference to Exhibit 10.54 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)

10.26+	Stock Option Agreement dated January 29, 2001 between Chris Batson and TeleTech (incorporated by reference to Exhibit 10.55 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)

10.27+	Letter Agreement dated January 26, 2001 between Jeffrey Sperber and TeleTech (incorporated by reference to Exhibit 10.56 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)

10.28+	Stock Option Agreement dated March 5, 2001 between Jeffrey Sperber and TeleTech (incorporated by reference to Exhibit 10.57 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)

10.29	First Amendment to Note Purchase Agreement dated as of February 1, 2003 by and among TeleTech Holdings, Inc. and each of the institutional investors party thereto

10.30	Second Amendment to Note Purchase Agreement dated as of August 1, 2003 by and among TeleTech Holdings, Inc. and each of the institutional investors party thereto

10.31	Third Amendment to Note Purchase Agreement dated as of September 30, 2003 by and among TeleTech Holdings, Inc. and each of the institutional investors party thereto

10.32	First Amendment to Credit Agreement dated as of February 10, 2003 by and among TeleTech Holdings, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent

10.33	Second Amendment to Credit Agreement dated as of June 30, 2003 by and among TeleTech Holdings, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent

10.34	Third Amendment to Credit Agreement dated as of October 24, 2003 by and among TeleTech Holdings, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent

10.35	Intercreditor and Collateral Agency Agreement dated as of October 24, 2003 among various creditors of TeleTech Holdings, Inc. and Bank of America, N.A. as collateral agent

10.36	Pledge Agreement dated as of October 24, 2003 by and among TeleTech Holdings, Inc., each subsidiary of TeleTech Holdings, Inc. party thereto and Bank of America, N.A. as collateral agent

10.37	Security Agreement dated as of October 24, 2003 by and among TeleTech Holdings, Inc., each subsidiary of TeleTech Holdings, Inc. party thereto and Bank of America, N.A. as collateral agent

10.38	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing dated as of October 24, 2003 by TeleTech Services Corporation to The Public Trustee of the County of Douglas, Colorado for the benefit of Bank of America, N.A. as collateral agent

16.1	Representation letter from Arthur Andersen LLP (incorporated by reference to Exhibit 16.1 to TeleTech’s Current Report on Form 8-K filed on May 16, 2002)

Exhibit No.	Description
21.1	List of subsidiaries

23.1*	Consent of Ernst & Young LLP

23.2*	Information Regarding Consent of Arthur Andersen LLP

31.1*	Rule 13a-14(a) Certification of CEO of TeleTech

31.2*	Rule 13a-14(a) Certification of CFO of TeleTech

32*	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Filed herewith.

+	Management contract or compensatory plan or arrangement filed pursuant to Item 15(c) of this report.

(b)	Reports on Form 8-K

•	None.