Form 10-Q/A
period 2004-03-31
TELETECH HOLDINGS INC
filed 2005-03-01
CIK 1013880

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past (90) days. YES ☑ NO ☐

Indicate by check mark if an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☑ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Common Stock, par value $.01 per share outstanding at May 3, 2004 74,501,560

Explanatory Note

     This quarterly report on Form 10-Q/A is being filed for the purpose of amending our consolidated financial statements to provide users of our financial information with additional information relative to adjustments recorded during the first quarters of 2004 and 2003 that related to prior periods. During December 2004, we determined that it was appropriate to restate previously issued consolidated financial statements to record these adjustments.

     The restatement is primarily a result of accounting adjustments that pertain to prior periods, the majority of which were disclosed in Item 9A in the original filing of our Annual Report on Form 10-K for the year ended December 31, 2003. These adjustments have been recorded into the proper periods decreasing net income for the three months ended March 31, 2004 by approximately $208,000. As a result of that restatement, certain additional adjustments recorded during the first quarter of 2004 have been recorded in 2003. Those adjustments decreased net income for the three months ended March 31, 2004 by approximately $475,000. In addition, subsequent to filing the 2003 Form 10-K, we identified a contract acquisition cost and related liability that became the right and obligation of ours during 2002; we recorded the contract acquisition cost and related liability, as well as recorded the related amortization of the asset and decretion of the liability from inception of the obligation forward, increasing net income for the three months ended March 31, 2004 and 2003 by approximately $182,000. In addition, we determined that we were not properly accounting for scheduled rent escalations at each of our locations. The impact of this was to record additional rent expense of $55,000 for the three months ended March 31, 2003 and decrease rent expense by $85,000 for the three months ended March 31, 2004. Finally, the tax impact of the above adjustments was to increase tax expense by $267,000 for the three months ended March 31, 2004 and to decrease tax expense by $92,000 for the three months ended March 31, 2003.

     The impact of the restatement on net income for the three months ended March 31, 2004 was a decrease in net income of $200,000.

     This Form 10-Q/A amends and restates Items 1 and 2 contained in our Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission (“SEC”) on May 6, 2004, as required to reflect the restatement, and includes currently dated certifications pursuant to the rules of the SEC. The foregoing items have not been updated to reflect other events occurring after the filing of the original Form 10-Q, or to modify those disclosures affected by subsequent events, except for those disclosures provided in Note 12 to the consolidated financial statements included in this Form 10-Q/A. All other information contained herein was included in the original Form 10-Q, which was filed with the SEC on May 6, 2004, speaks only as of such date and has not been amended or updated hereby. All referenced amounts in this Form 10-Q/A for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

     All information contained in this Form 10-Q/A is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the original filing of the Annual Report on Form 10-K. As a result, we recommend that this Form 10-Q/A be read in conjunction with all other periodic and current reports of the Company filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), after the filing of the original Form 10-Q, including without limitation the information described in Note 12 to the consolidated financial statements included in this Form 10-Q/A and the information contained in the Company’s Quarterly Reports on Form 10-Q/A for the quarters ended June 30, 2004 and September 30, 2004, each as filed on the date hereof.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets—March 31, 2004 (unaudited) and December 31, 2003	4

	Condensed Consolidated Statements of Operations—Three Months Ended March 31, 2004 and 2003 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows—Three Months Ended March 31, 2004 and 2003 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements—March 31, 2004 (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	34

Item 6.	Exhibits and Reports on Form 8-K	35

	Signatures

	Written Statement of Chief Executive Officer and Chief Financial Officer
	Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Certifications
Waiver under Credit Agreement
Certification of CEO
Certification of CFO
Written Statement of CEO and CFO Pursuant to Section 906

Item 1.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share amounts)

	Restated (see Note 12)
	March 31,	December 31,
	2004	2003

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$146,619	$141,655
Accounts receivable, net	153,392	145,658
Prepaids and other assets	27,656	26,932
Income taxes receivable	2,045	5,482
Deferred tax asset	1,328	641

Total current assets	331,040	320,368

PROPERTY AND EQUIPMENT, net	145,314	148,690
OTHER ASSETS:
Goodwill, net	30,179	30,200
Contract acquisition costs, net	18,080	19,237
Deferred tax asset	8,770	8,895
Other assets	27,798	27,426

Total assets	$561,181	$554,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,878	$22,822
Accrued employee compensation and benefits	58,373	47,946
Other accrued expenses	30,110	29,992
Customer advances and deferred income	9,087	12,248
Current portion of grant advances	—	11,919
Current portion of long-term debt and capital lease obligations	76,616	14,824

Total current liabilities	202,064	139,751

LONG-TERM DEBT, net of current portion:
Capital lease obligations	130	195
Senior Notes	—	63,000
Line of credit	39,000	39,000
Other long-term debt	250	268
Grant advances	7,414	—
Other liabilities	19,864	17,907

Total liabilities	268,722	260,121

MINORITY INTEREST	8,822	9,183

STOCKHOLDERS’ EQUITY:
Stock purchase warrants	5,100	5,100
Common stock; $.01 par value; 150,000,000 shares authorized; 74,501,560 and 75,008,100 shares, respectively, issued and outstanding	745	750
Additional paid-in capital	194,614	196,591
Deferred compensation	(408)	(564)
Notes receivable from stockholder	(81)	(111)
Accumulated other comprehensive loss	(8,188)	(6,708)
Retained earnings	91,855	90,454

Total stockholders’ equity	283,637	285,512

Total liabilities and stockholders’ equity	$561,181	$554,816

The accompanying notes are an integral part of these condensed consolidated balance sheets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	Restated (see Note 12)
	Three Months Ended
	March 31,

	2004	2003

REVENUE	$267,998	$246,942

OPERATING EXPENSES:
Costs of services	203,731	190,754
Selling, general and administrative expenses	40,366	36,253
Depreciation and amortization	15,982	13,374
Restructuring charges, net	1,842	(588)

Total operating expenses	261,921	239,793

INCOME FROM OPERATIONS	6,077	7,149

OTHER EXPENSE:
Interest, net	(2,317)	(1,183)
Other	(43)	(724)

	(2,360)	(1,907)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	3,717	5,242
Provision for income taxes	2,522	1,844

INCOME BEFORE MINORITY INTEREST	1,195	3,398
Minority interest	206	(495)

NET INCOME	$1,401	$2,903

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	75,069	74,117
Diluted	76,524	74,531

NET INCOME PER SHARE:
Basic	$0.02	$0.04
Diluted	$0.02	$0.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Restated (see Note 12)
	Three Months Ended
	March 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,401	$2,903
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,982	13,374
Amortization of acquired contract costs	1,158	1,158
Minority interest	(206)	495
Bad debt expense	743	1,212
Deferred income taxes	(40)	279
(Gain) loss on disposal of assets	(18)	—
Gain on derivatives	—	(971)
Other	—	(1,369)
Changes in assets and liabilities:
Accounts receivable	(8,429)	(15,852)
Prepaids and other assets	465	(4,742)
Accounts payable and accrued expenses	17,481	(9,603)
Customer advances and deferred income	(2,673)	(3,950)

Net cash provided by (used in) operating activities	25,864	(14,328)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,866)	(47,631)
Investment in joint venture	(310)	—
Capitalized software costs	(935)	(1,055)
Purchases of short-term investments	(10)	—
Proceeds from sales of short-term investments	10	—
Other	—	(1,011)

Net cash used in investing activities	(13,111)	(49,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	406	39,000
Payments on long-term debt and capital lease obligations	(771)	(1,750)
Payment on grant advances	(5,780)	—
Payments from a minority shareholder	960	—
Payments to a minority shareholder	(900)	(900)
Proceeds from exercise of stock options	3,019	—
Purchases of treasury stock	(5,000)	(65)

Net cash (used in) provided by financing activities	(8,066)	36,285

Effect of exchange rate changes on cash	277	748

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,964	(26,992)
CASH AND CASH EQUIVALENTS, beginning of period	141,655	144,077

CASH AND CASH EQUIVALENTS, end of period	$146,619	$117,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
Restated

(1) OVERVIEW AND BASIS OF PRESENTATION

Overview. TeleTech Holdings, Inc. (“TeleTech” or the “Company”) serves its clients through two primary businesses: (i) Customer Management Services, which provides outsourced customer support and marketing services for a variety of industries via call centers (“customer management centers”, or “CMCs”) in the United States, Argentina, Australia, Brazil, Canada, China, India, Korea, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore, and Spain (“Customer Care”); and (ii) Database Marketing and Consulting, which provides outsourced database management, direct marketing and related customer retention services for automotive dealerships and manufacturers in North America.

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. (“SEC”) The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) which, in the opinion of management, are necessary to present fairly the consolidated financial position at March 31, 2004, and the consolidated results of operations and consolidated cash flows of the Company and its subsidiaries for the three months ended March 31, 2004 and 2003. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

     The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003. Certain 2003 amounts have been reclassified to conform to the 2004 presentation, principally reclassification of costs from selling, general and administrative expenses to costs of services to better report direct program costs.

Restatement. The consolidated financial statements have been restated for the three months ended March 31, 2004 and 2003. The restatement is discussed in Note 12 to the consolidated financial statements.

Stock Option Accounting. The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock options including Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures”. Under APB 25, because the exercise price of the Company’s employee stock options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting and Disclosure of Stock-Based Compensation” (“SFAS 123”), establishes an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company elected not to adopt SFAS 123 for expense recognition purposes.

     The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands except per share amounts):

	Restated (see Note 12)
	Three Months Ended
	March 31,
	2004	2003
Net income as reported	$1,401	$2,903
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	67	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,529)	(2,312)

Pro forma net income (loss)	$(61)	$591

Net income (loss) per share:
Basic—as reported	$0.02	$(0.04)
Diluted—as reported	$0.02	$(0.04)
Basic—pro forma	$0.00	$(0.01)
Diluted—pro forma	$0.00	$(0.01)

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

	Restated (see Note 12)
	Three Months Ended
	March 31,
	2004	2003
	(in thousands)
Revenue:
North American Customer Care	$162,276	$165,261
International Customer Care	80,424	52,970
Database Marketing and Consulting	25,298	28,711

Total	$267,998	$246,942

Income (Loss) from Operations:
North American Customer Care	$9,498	$12,078
International Customer Care	(4,416)	(8,209)
Database Marketing and Consulting	995	3,280

Total	$6,077	$7,149

	Restated (see Note 12)
	Balance as of
	March 31,	December 31,
	2004	2003
	(in thousands)

Assets:
North American Customer Care	$360,365	$349,569
International Customer Care	100,923	108,575
Database Marketing and Consulting	99,893	96,672

Total	$561,181	$554,816

Goodwill, net:
North American Customer Care	$11,446	$11,446
International Customer Care	5,372	5,393
Database Marketing and Consulting	13,361	13,361

Total	$30,179	$30,200

The following table reflects revenue based on the geographic location in which the services are provided:

	Restated (see Note 12)
	Three Months Ended
	March 31,
	2004	2003
	(in thousands)
Revenue:
United States	$129,562	$152,599
Canada	46,807	39,228
Europe	31,354	19,686
Asia Pacific	38,435	23,642
Latin America	21,840	11,787

Total	$267,998	$246,942

(3) COMPREHENSIVE INCOME (LOSS)

     The Company’s comprehensive income for the three months ended March 31, 2004 and 2003 was as follows:

	Restated (see Note 12)
	Three Months Ended
	March 31,
	2004	2003
	(in thousands)
Net income for the period	$1,401	$2,903
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(243)	624
Gain (loss) on hedging instruments	(1,241)	1,276

Other comprehensive income (loss), net of tax	(1,484)	1,900

Comprehensive income (loss)	$(83)	$4,803

     At March 31, 2004, accumulated comprehensive loss consisted of ($9.6) million and $1.4 million of foreign currency translation adjustments and derivatives valuation, respectively. At December 31, 2003, accumulated comprehensive loss consisted of ($9.3) million and ($2.6) million of foreign currency translation adjustments and derivatives valuation, respectively.

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

(5) DEBT

     The Company had a revolving line of credit (the “Revolver”) with a syndicate of five banks. See Note 11 for discussion on termination of the Revolver. Under the terms of the Revolver, the Company could borrow up to $85.0 million with the ability to increase the borrowing limit by an additional $50.0 million, subject to lender approval, within three years from the October 2002 closing date of the Revolver. The Revolver matures on December 28, 2006, at which time a balloon payment for the principal amount was due; however, there was no penalty for early prepayment. The Revolver bears interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”). The interest rate also varied based on the Company’s leverage ratios as defined in the agreement. At March 31, 2004, the interest rate was 3.09% per annum with $39.0 million drawn under the Revolver. A significant restrictive covenant under the Revolver required the Company to maintain a minimum fixed charge coverage ratio as defined in the agreement. The Revolver also limited the amount of share repurchases the Company may make and prohibited payment of cash dividends.

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

     The Revolver and the Senior Notes are guaranteed by all of the Company’s domestic subsidiaries and are both secured by a majority of the Company’s domestic assets. In addition, the Revolver and Senior Notes each contain provisions whereby a default under either agreement results in a cross-default in the other agreement. Further, the Revolver and Senior Notes are subject to an “inter-creditor” agreement, which includes the allocation methodology by which the proceeds would be distributed to the Revolver lenders and Senior Notes lenders in the event of default, and subsequent liquidation.

     The Company was in violation of a financial covenant in the Revolver agreement as of March 31, 2004, and obtained a waiver from the lender group on April 29, 2004. See Note 11 for information regarding recent financing activities.

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

     In 2001, the Company received a grant from Invest Northern Ireland, f/k/a the Industrial Development Board of Northern Ireland (the “IDB Grant”). Pursuant to the IDB Grant, the Company received approximately $11.9 million in advance of achieving the required milestones. The advance was to be earned by achieving certain milestones related to hiring and retaining employees, capital expenditures and purchasing the facility. The Company has not met all of the required milestones necessary to earn the full amount of the grant. As of December 31, 2003, the Company was not in compliance with certain components of the debt agreement; therefore, it was classified as current on the accompanying Condensed Consolidated Balance Sheets. In March 2004, the Company finalized negotiations on the terms of the IDB Grant so that the milestones can realistically be achieved. In order to induce the IDB into amending the terms of the IDB Grant, the Company agreed to repay $5.8 million of the advanced funds and $1.2 million of back rent in March 2004. As of March 31, 2004, approximately $7.4 million was outstanding under the IDB Grant and if the Company has not met all of the required milestones, the grant is not due until 2011. The balance as of March 31, 2004 is classified as long-term as the Company believes it will meet the required milestones.

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

     Based upon assessments of recoverability of its deferred tax assets made in prior periods, the Company maintained a valuation allowance principally related to its U.S., Spain, Brazil and Argentina tax jurisdictions. As of March 31, 2004, the valuation allowance amounted to approximately $28.8 million. The Company has approximately $9.0 million and $1.1 million of net deferred tax assets as of March 31, 2004 related to certain international countries and U.S. operations, respectively. The Company believes recoverability is more likely than not based upon estimates of future taxable income.

     Tax valuation allowances did not have a significant impact on the provision for income taxes prior to the second quarter of 2003, at which time the largest deferred tax asset valuation allowance was established. Accordingly, the effective tax rate of 39% reported for the quarter ended March 31, 2003 represented the customary relationship between income tax expense and pretax accounting income. However, tax valuation allowances have had a material impact on the effective tax rate for the quarter ended March 31, 2004 as shown below:

	Restated (see Note 12)
	Income (Loss)
	Before Income
	Taxes and	Provision
	Minority	Income for	Effective
	Interest	Taxes	Tax Rate
Tax jurisdictions with valuation allowances	$(2,943)	$81	0.0%
Tax jurisdictions without valuation allowances	6,660	2,441	36.7%

	$3,717	$2,522	67.9%

     For tax jurisdictions where the Company has recorded tax valuation allowances, the Company does not recognize the benefit of operating losses. However, the Company does recognize state income, franchise taxes and withholding tax related to dividends received from foreign corporations. As such, the Company recorded income tax expense for these jurisdictions even though the jurisdictions reported an operating loss. For tax jurisdictions without valuation allowances, the effective tax rate represents the estimated tax rate in these jurisdictions, which ranges from 10% to 39%.

(8) DERIVATIVES

     The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the consolidated balance sheet as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in other comprehensive income. SFAS 133 requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset the related results of the hedged item and requires that a Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. Based on the criteria established by SFAS 133, all of the Company’s hedges consisting of an interest rate swap, foreign currency options and forward exchange contracts are deemed effective. While the Company expects that its derivative instruments will continue to meet the conditions for hedge accounting, if the hedges did not qualify as highly effective or if the Company did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. The Company does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities, as the counter parties are established, well-capitalized financial institutions.

     At March 31, 2004, the Company had an interest rate swap designated as a cash flow hedge. The Company had a synthetic lease for its headquarters building for which the required lease payments were variable based on LIBOR. In February 2003, the synthetic lease was terminated when the Company purchased the corporate headquarters building, including furniture and fixtures, for the contractual price in the synthetic lease of $38.2 million using proceeds from the revolving line of credit (“Revolver”). The repayment terms under the Revolver are identical to that of the synthetic lease. On December 12, 2000, the Company entered into an interest rate swap in which the Company receives LIBOR and pays fixed rate interest of 6.20%. The swap agreement has a notional amount of approximately $38.2 million and has a six-year term. The purchase of the corporate headquarters building did not cause a termination of the designation of the interest rate swap as a hedge because at inception the Company designated the swap as a hedge of the floating LIBOR, which it continues to pay under the Revolver. As of March 31, 2004 and 2003, the Company had a derivative liability associated with this swap of approximately $4.2 million and $5.1 million, respectively, which is reflected in Other Liabilities in the accompanying Condensed Consolidated Balance Sheets. In the event that the Company wanted to terminate the swap, the above mentioned liability would have to be settled with cash and a charge to operations recorded either immediately or over the remaining life of the Revolver. Likewise, if the Company repaid the associated Revolver balance, the balance recorded in other comprehensive loss related to the swap would be recorded over the remaining life of the Revolver. See Note 11 regarding refinancing of the Revolver. The Company has re-designated the swap as a cash flow hedge of the new revolver.

     The Company’s Canadian subsidiary’s functional currency is the Canadian dollar which is used to pay labor and other operating costs in Canada. However, the subsidiary has customer contracts where it is paid in U.S. dollars and the Company has contracted with several commercial banks at no material cost, to sell, under forward exchange contracts and options, a total of $110.5 million U.S. dollars through March 2006 at a fixed price in Canadian dollars of $153.3 million to hedge its foreign currency risk. During the quarters ended March 31, 2004 and 2003, the Company recorded gains of $1.9 million and $1.0 million, respectively, for settled forward contracts, which are recorded in Revenues in the Condensed Consolidated Statements of Operations. As of March 31, 2004 and 2003, the Company had derivative assets of $6.9 million and $3.7 million, respectively, associated with foreign exchange contracts consisting of the fair market value of forward exchange contracts and options outstanding. Included in these derivative assets are premiums paid by the Company as part of obtaining the foreign exchange option contracts.

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

     A rollforward of the activity in restructuring accruals is as follows:

	Closure	Reduction in
	of CMCs	Force	Total
	(in thousands)

Balances, December 31, 2002	$2,181	$6,728	$8,909
Expense	1,936	3,692	5,628
Payments	(2,116)	(8,010)	(10,126)
Reversal of unused balances	(798)	(1,154)	(1,952)

Balances, December 31, 2003	1,203	1,256	2,459
Expense	396	1,620	2,016
Payments	(229)	(1,353)	(1,582)
Reversal of unused balances	—	(174)	(174)

Balances, March 31, 2004	$1,370	$1,349	$2,719

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

(11) SUBSEQUENT EVENT

     In April 2004, the Company began to execute a Board approved plan to reduce debt and the associated interest costs and improve financial flexibility by re-aligning the capital structure to better support the Company’s business plans and to benefit from the current interest rate environment. This strategy entails two components. First, to refinance the existing Revolver with a new revolving Credit Facility (“Credit Facility”) that provides more financial and operational flexibility. Second, to de-leverage the Consolidated Balance Sheet by prepaying the high cost Senior Notes.

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

     As a result, the Company expects to borrow approximately $65 million under the new Credit Facility by June 30, 2004,

of which, $39 million will continue to be considered a long-term borrowing and $26 million will be considered short-term because management believes the Company will generate sufficient cash flow through operations to retire the other $26 million by March 31, 2005. The anticipated $65 million borrowing under the new Credit Facility and approximately $58 million of cash and cash equivalents will be used to prepay the $75 million outstanding obligations under the Senior Notes, remit the $7.7 million make-whole payment related to the Senior Notes estimated as of April 30, 2004 (see Note 5), and pay off the $39 million Revolver. The make-whole payment will be recorded as a cash charge to interest expense in the Company’s second quarter 2004 financial results.

     As a result of terminating the former Revolver and the Company’s intent to prepay the Senior Notes, the Company expects to record approximately $1.4 million in non-cash interest expense in the second quarter 2004 to write-off previously capitalized debt issuance costs related to the Revolver and Senior Notes.

(12) RESTATEMENT

     The Company has determined that restatement of the Consolidated Financial Statements presented in its Quarterly Report on Form 10-Q for the three months ended March 31, 2004 is appropriate. As discussed in Item 9A of the 2003 Annual Report on Form 10-K/A, $9.7 million of adjustments originally recorded during 2003 related to prior periods. Additionally certain adjustments originally recorded during the first quarter of 2004 have been recorded in 2003. Those adjustments were required to be reversed in the first quarter of 2004, On a combined basis they decreased net income for the three months ended March 31, 2004 by approximately $475,000. Further, the Company recorded a contract acquisition cost and related liability that became the right and obligation of the Company during 2002; and the Company recorded the amortization of the contract acquisition cost asset and the decretion of the liability, increasing net income for the three months ended March 31, 2004 and 2003 by approximately $182,000. Finally, the Company determined that it was not properly accounting for scheduled rent escalations at most of its locations. The impact of this adjustment was to decrease rent expense by $85,000 for the three months ended March 31, 2004 and record additional rent expense of $55,000 for the three months ended March 31, 2003.

     The consolidated financial data set forth below presents our condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003, and our condensed consolidated balance sheets as of March 31, 2004 and 2003, on a comparative basis showing the amounts as previously reported and as restated.

	As of March 31, 2004
Condensed Consolidated Balance Sheet	As Reported	As Restated	Change
Assets
Current assets	$331,200	$331,040	$(160)
Property and equipment, net	145,314	145,314	—
Other assets	82,246	84,827	2,581

Total assets	$558,760	$561,181	$2,421

Liabilities and Stockholders’ Equity
Current liabilities	$200,243	$202,064	$1,821
Long-term liabilities	62,399	66,658	4,259
Minority interest	8,934	8,822	(112)
Stockholders’ equity	287,184	283,637	(3,547)

Total liabilities and stockholders’ equity	$558,760	$561,181	$2,421

	As of December 31, 2003
Condensed Consolidated Balance Sheet	As Reported	As Restated	Change
Assets
Current assets	$319,549	$320,368	$819
Property and equipment, net	148,690	148,690	—
Other assets	83,035	85,758	2,723

Total assets	$551,274	$554,816	$3,542

Liabilities and Stockholders’ Equity
Current liabilities	$137,039	$139,751	$2,712
Long-term liabilities	116,064	120,370	4,306
Minority interest	9,354	9,183	(171)
Stockholders’ equity	288,817	285,512	(3,305)

Total liabilities and stockholders’ equity	$551,274	$554,816	$3,542

	Three Months Ended March 31, 2004
			Impact On
Condensed Consolidated Statement of Operations	As Reported	As Restated	Net Income
Revenue	$266,128	$267,998	$1,870

Operating expenses
Costs of services	(202,412)	(203,731)	(1,319)
Selling, general and administrative expenses	(40,967)	(40,366)	601
Depreciation and amortization	(15,982)	(15,982)	—
Restructuring charges	(1,842)	(1,842)	—

Income from operations	4,925	6,077	1,152
Other expense, net	(1,267)	(2,360)	(1,093)

Income (loss) before income taxes, minority interest, and cumulative effect of change in accounting principle	3,658	3,717	59
Provision for income taxes	(2,255)	(2,522)	(267)
Minority interest	206	206	—

Net income	$1,609	$1,401	$(208)

EPS – basic and diluted	$0.02	$0.02	$—

	Three Months Ended March 31, 2003
			Impact On
Condensed Consolidated Statement of Operations	As Reported	As Restated	Net Income
Revenue	$245,789	$246,942	$1,153

Operating expenses
Costs of services	(189,901)	(190,754)	(853)
Selling, general and administrative expenses	(36,232)	(36,253)	(21)
Depreciation and amortization	(13,374)	(13,374)	—
Restructuring charges	588	588	—

Income from operations	6,870	7,149	279
Other expense, net	(1,907)	(1,907)	—

Income (loss) before income taxes, minority interest, and cumulative effect of change in accounting principle	4,963	5,242	279
Provision for income taxes	(1,936)	(1,844)	92
Minority interest	(262)	(495)	(233)

Net income	$2,765	$2,903	$138

EPS – basic and diluted	$0.04	$0.04	$—

The table below presents the impact of the changes on net income by major category.

	Three Months Ended
	March 31, 2004	March 31, 2003
Taxes	$(267)	$92
Amortization of contract acquisition costs	182	182
Leases	85	(55)
Adjustments reversed	(208)	—
Adjustments from reconciliations	—	(81)

Total	$(208)	$138

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

Restatement of Consolidated Financial Statements

     On December 30, 2004, we announced that our Audit Committee met and agreed with management’s recommendation that we restate our financial statements for the year ended December 31, 2003. We are filing this Form 10-Q/A in conjunction with that restatement to allow comparability between the quarterly financial statements for 2004 and the restated quarterly consolidated financial statements for 2003. In addition, we identified certain adjustments to the 2004 consolidated financial statements that were appropriate to record.

     The restatement is primarily a result of a comprehensive review of our consolidated financial statements. We identified adjustments to our amortization of contract acquisition costs, lease accounting and a correcting adjustment for international tax provision, offset by the reversal of adjustments originally recorded during the first quarter of 2004.

     Except as updated to reflect the restatement, the discussion below, including without limitation any forward-looking information contained therein, speaks only as of the initial filing date of May 6, 2004. We recommend that you read the discussion below in conjunction with all other periodic and current reports we filed under the Exchange Act after the filing of the original Form 10-Q, including without limitation the information described in Note 12 to the Condensed Consolidated Financial Statements included in this Form 10-Q/A.

The statements contained in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations are based on the restated Consolidated Financial Statements. The effects of the restatement are presented in Note 12 to the Consolidated Financial Statements.

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

     Our profitability is also influenced by the number of new or expanded client programs. As required by the adoption of Emerging Issues Task Force No. 00-21 (“EITF 00-21”) for contracts entered into after July 1, 2003 (see “Critical Accounting Policies” for further discussion), in the event that a client may be billed separately for direct start-up costs, the associated revenue and costs are to be deferred and recognized straight-line over the life of the contract. In the event that a client cannot be billed separately for direct start-up costs, then those start-up costs are to be expensed when incurred. We strive to enter contracts where our clients pay separately for start-up costs as opposed to incorporating them into the ongoing production rate. As a result, our 2004 first quarter revenue and income from operations decreased by $1.7 million and $1.0 million, respectively.

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

Overall

     As shown in the Financial Comparison on page 26, we believe we have been successful in improving income from operations related to segment results exclusive of items separately identified on the table. The increase reflected in that table is attributable to a variety of factors such as our multi-phased cost reduction plan, transitioning work on certain clients to lower cost operating centers, and actions taken to improve profit margins or eliminate unprofitable clients, particularly in our International Customer Care segment.

     We implemented a $40 million profit improvement plan nearly one year ago to address known changes in our business and, in particular, the decline in revenue and operating income due to the minimum commitments discussed in Client Concentrations on page 32. We believe this plan enabled us to operate profitably during the first quarter; however, the severance aspect of this plan impacted this quarter’s operating results by approximately $1.6 million pre-tax. As we begin

2004, we are implementing the second phase of our profit improvement plan and a debt reduction plan to improve results as discussed more below. These improvements are expected to be achieved primarily through cost savings in the areas of operations, telecommunications, professional fees, insurance and reduced interest expense associated with a debt reduction plan.

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

     In July 2003, we adopted EITF 00-21. EITF 00-21 is effective for all arrangements entered into after the second quarter of 2003. We have determined that EITF 00-21 requires the deferral of revenue for the initial training that occurs upon commencement of a new client contract

(“Start-Up Training”) if that training is billed separately to a client. Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are also deferred. In these circumstances, both the training revenue and costs will be amortized straight-line over the life of the client contract. In situations where Start-Up Training is not billed separately, but rather included in the production rates paid by the client over the life of the contract, no deferral is necessary as the revenue is recognized over the life of the contract. If Start-Up Training revenue is not deferred, the associated training expenses are expensed as incurred.

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

     Based upon assessments of recoverability of our deferred tax assets made in prior periods, our valuation allowance as of March 31, 2004 is $28.8 million, mostly for U.S., Spain, Brazil, and Argentina tax jurisdictions. We have approximately $9.0 million of net deferred tax assets related to certain international countries whose recoverability is dependent upon future profitability. During the fourth quarter of 2003, we reviewed the net deferred tax assets in Mexico of $2.7 million, the majority of which are related to net operating loss carryforwards, to determine whether a valuation allowance was appropriate. We have materially reduced the operating costs in Mexico through reductions in force and other cost cutting measures, added new management, eliminated unprofitable client programs and added what we believe to be more profitable client programs, which increased capacity utilization. Based upon our cash flow projections, we determined it was not appropriate to record a deferred tax valuation allowance for Mexico as of December 31, 2003. We continue to believe that this is appropriate as of March 31, 2004.

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

     Additionally, SFAS 144, contains a broadened definition of discontinued operations. Under SFAS No. 144, under certain circumstances, closing a center could result in discontinued operations classification, which would result in restating prior period results.

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

RESULTS OF OPERATIONS

Operating Review

     The following table is presented to facilitate Management’s Discussion and Analysis (dollars in thousands):

	Quarter Ended March 31,
	Restated
	2004	% of Revenue	2003	% of Revenue	$ Change	% Change
Revenue:
North American Customer Care	$162,276	60.6%	$165,261	66.9%	$(2,985)	-1.8%
International Customer Care	80,424	30.0%	52,970	21.5%	27,454	51.8%
Database Marketing and Consulting	25,298	9.4%	28,711	11.6%	(3,413)	-11.7%

	$267,998	100.0%	$246,942	100.0%	$21,056	8.5%
Costs of Services:
North American Customer Care	$126,537	78.0%	$131,682	79.7%	$(5,145)	-3.9%
International Customer Care	66,028	82.1%	45,239	85.4%	20,789	46.0%
Database Marketing and Consulting	11,166	44.1%	13,833	48.2%	(2,667)	-19.3%

	$203,731	76.0%	$190,754	77.2%	$12,977	6.8%
Selling, General and Administrative:
North American Customer Care	$16,544	10.2%	$14,514	8.8%	$2,030	15.0%
International Customer Care	13,794	17.2%	12,454	23.5%	1,340	10.8%
Database Marketing and Consulting	10,028	39.6%	9,285	32.3%	743	8.0%

	$40,366	15.1%	$36,253	14.7%	$4,113	11.3%
Depreciation and Amortization:
North American Customer Care	$9,012	5.6%	$7,575	4.6%	$1,437	19.0%
International Customer Care	4,478	5.6%	3,486	6.6%	992	28.5%
Database Marketing and Consulting	2,492	9.9%	2,313	8.1%	179	7.7%

	$15,982	6.0%	$13,374	5.4%	$2,608	19.5%
Restructuring Charges, net:
North American Customer Care	$685	0.4%	$(588)	-0.4%	$1,273	216.5%
International Customer Care	540	0.7%	—	0.0%	540	100.0%
Database Marketing and Consulting	617	2.4%	—	0.0%	617	100.0%

	$1,842	0.7%	$(588)	(0.2)%	$2,430	413.3%
Income (Loss) from Operations:
North American Customer Care	$9,498	5.9%	$12,078	7.3%	$(2,580)	-21.4%
International Customer Care	(4,716)	-5.5%	(8,209)	-15.5%	3,793	-46.2%
Database Marketing and Consulting	995	3.9%	3,280	11.4%	(2,285)	-69.7%

	$6,077	2.3%	$7,149	2.9%	$(1,072)	-15.0%

Other Income (Expense):	$(2,360)	-0.9%	$(1,907)	-0.8%	$(453)	23.8%

Provision for Income Taxes:	$2,522	0.9%	$1,844	0.7%	$678	26.9%

Financial Comparison

     The following tables are a condensed presentation of the components of the change in net income between the three-month periods ended March 31, 2004 and 2003 and designed to facilitate the discussion of results in this Form 10-Q (all amounts are approximate and in thousands):

Restated
Quarter-to-date
Current period (2004) reported net income	$1,401
Prior period (2003) reported net income	2,903

Difference	$(1,502)

Explanation:
Net increase to income from operations related to segment results excluding items separately identified below	$7,595
Impact of declining minimum commitments discussed in Client Concentrations	(4,723)
Increase in restructuring charges, net	(2,430)
Termination of United States Postal Services contract	(2,400)
Increase in net interest expense	(1,203)
Reversal of bonus accruals in prior period	(1,118)
Increase in grant income	875
Decrease in bad debt expense	808
Other	1,772
Tax Items
Deferred tax valuation allowance and other income tax matters	581
Tax impact on above and other	(1,259)

$(1,502)

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

Three-Month Period Ended March 31, 2004 Compared to March 31, 2003

Revenue. The decrease in North American Customer Care revenue between periods was driven primarily by the ramp down of the United States Postal Services (“USPS”) contract during 2003 and loss of revenue discussed in Client Concentrations on page 32 offset by an increase in revenue due to new client programs.

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

Other Income (Expense). Interest expense, net of interest income, increased from $1.1 million to $2.3 million. Interest expense increased as a result of a higher debt balances in 2004 compared to 2003 due to borrowings related to the purchase of the corporate headquarters building in February 2003. In addition, the interest rates on the majority of our debt increased in August 2003 as a result of amending our debt agreements due to violations of debt covenants. As discussed in the Executive Overview, we expect interest to decline beginning in the third quarter of 2004. The increase in interest expense was offset by income recognized on certain grant advances upon satisfying all required milestones.

Income Taxes. The effective tax rate for the first quarter of 2004 was 67.9% as described in Note 7 to the accompanying Condensed Consolidated Financial Statements. For succeeding quarters, our effective tax rate will be affected by many factors including (i) the amount and placement of new business into tax jurisdictions with valuation allowances and without valuation allowances and (ii) the impact of tax refunds, if any, that we might realize from tax refunds arising from various tax planning strategies we are pursuing. At this time, we estimate our 2004 effective tax rate to be in the range of 30% to 45%.

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

     Capital expenditure commitments and other cash requirements. Our cash requirements also include capital expenditures primarily related to ongoing maintenance, upgrades or replacement of existing assets, and the development and retrofit of new CMCs. We used $13.1 million in investing activities in the quarter ended March 31, 2004, primarily related to the purchase of property and equipment and the development of new CMCs of $11.9 million. We used $49.7 million in investing activities in quarter ended March 31, 2003, primarily related to the $38.2 million acquisition of our corporate headquarters, the development of new CMCs and, to a lesser extent, capitalized software costs related to our Database Marketing and Consulting segment.

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

     Sources of Cash

     Operations. Our primary capital resources are net cash provided by operating activities and proceeds from financing activities. Cash provided by operating activities was $25.9 million in the first quarter of 2004 compared to cash used of $14.3 million in the same period of 2003. The improvement in cash provided by operating activities is due to improvement in days sales outstanding in addition to changes in timing of income tax payments/refunds, payroll and accounts payable. Cash provided by operating activities in the first quarter 2004 consists of net income of $1.4 million before adjustments for depreciation and amortization, deferred taxes on income, changes in working capital and the impairment of certain fixed assets. The effect of the change in working capital accounts and other assets and liabilities on the accompanying Condensed Consolidated Statements of Cash Flows between years of approximately $6.8 million is primarily the result of an increase in days sales outstanding from 51 days as of December 31, 2003 to 52.5 days as of March 31, 2004 offset by the increase in accounts payable and accrued expenses.

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

     Financing. We currently have two existing debt instruments that provide, or have provided, cash from financing activities. These instruments include the Revolver and Senior Notes as defined below. Cash used in financing activities in the quarter ended March 31, 2004 was $8.1 million, of which $5.0 million related to the repurchase of the Company’s common stock and the balance was primarily related to the repayment of a grant advance. Cash provided by financing activities in the first quarter of 2003 of $36.3 million was primarily related to drawing $39.0 million on the Revolver to acquire our corporate headquarters building as discussed above.

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

CLIENT CONCENTRATIONS

     Our five largest clients accounted for 50.3% and 52.5% of our revenue for the three months ended March 31, 2004 and 2003, respectively. In addition, these five clients accounted for an even greater proportional share of our consolidated earnings. The profitability of our agreements with these clients vary greatly based upon the specific contract terms with any particular client, and the relative contribution of any single client to our consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis. The risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. The contracts with these clients expire between 2004 and 2010. Additionally, a particular client can have multiple contracts with different expiration dates. Although we have historically renewed most of our contracts with our largest customers, there is no assurance that future contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts.

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

     The Company has contracted with several commercial banks, at no material cost, to acquire a total of $110.5 million U.S. dollars through March 2006 at a fixed price in Canadian dollars of $153.3 million. The Company has derivative assets of $6.9 million associated with foreign exchange contracts. If the U.S./Canadian dollar exchange rate were to increase 10% from period-end levels, the Company would not incur a material loss on the contracts.

     A business strategy for the Company’s North American Customer Care segment is to provide service to U.S. based customers from Canadian customer management centers in order to leverage the U.S./Canadian dollar exchange rates. During the three months ended March 31, 2004, the Canadian dollar has strengthened against the U.S. dollar by 1.4%. As a result, the Company’s costs remain constant in Canadian dollars, whereas its revenue (which is denominated in U.S. dollars) is decreasing. While the Company’s hedging strategy can protect it from changes in the U.S./Canadian dollar exchange rates in the short-term for the majority of its risk, an overall strengthening of the Canadian dollar may adversely impact margins in the North American Customer Care segment over the long-term.

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

     Item 2.

CHANGES IN SECURITIES, USE OF PROCEEDS AND
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet be
	Shares (or Units)	Paid per Share (or	Announced Plans or	Purchased Under the
Period	Purchased	Unit)	Programs	Plans or Programs

March 10, 2004 to March 29, 2004	790,000	$6.33	$4,999,808	$18,901,137

Total	790,000	$6.33	$4,999,808	$18,901,137

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

TELETECH HOLDINGS, INC.
(Registrant)

Date: March 1, 2005	By: /s/ KENNETH D. TUCHMAN

Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: March 1, 2005	By: /s/ DENNIS J. LACEY

Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Exhibit Description
10.39	Waiver under Credit Agreement dated as of October 29, 2002 among TeleTech, Bank of America, N.A. and other Lenders party thereto dated as of April 29, 2004

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)