Form 10-Q/A
period 2004-06-30
TELETECH HOLDINGS INC
filed 2005-03-01
CIK 1013880

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

Explanatory Note

          This quarterly report on Form 10-Q/A is being filed for the purpose of amending the Company’s consolidated financial statements to provide users of our financial information with additional information relative to adjustments recorded during the first and second quarters of 2004 and 2003 that related to prior periods and an adjustment the Company did not record during the first and second quarters of 2004 and 2003. During December 2004, the Company determined that it was appropriate to restate previously issued consolidated financial statements to record these adjustments. The restated consolidated financial statements for the three and six month periods ended June 30, 2004 and 2003 are reflected in this Form 10-Q/A.

          The restatement is primarily a result of accounting adjustments that pertain to prior periods, the majority of which were disclosed in Item 9A in the original filing of our Annual Report on Form 10-K for the year ended December 31, 2003. As a result of that restatement, certain additional adjustments originally recorded during the first quarter of 2004 were recorded in 2003. Those adjustments have been recorded into the proper periods and decreased net income for the six months ended June 30, 2004 by approximately $475,000. In addition, subsequent to filing the 2003 Form 10-K, the Company identified a contract acquisition cost and related liability that became the right and obligation of the Company during 2002; the Company recorded the contract acquisition cost and related liability, as well as recorded the related amortization of the asset and decretion of the liability from inception of the obligation forward, increasing net income for the three months ended June 30, 2004 and 2003 by approximately $182,000 each and increasing net income for the six months ended June 30, 2004 and 2003 by approximately $364,000 each. Also, we determined there was an account reconciliation error, resulting in a $92,000 increase to net income. The impact of the above adjustments and certain tax adjustments increased income tax expense in the amount of $1.7 million during the three months ended June 30, 2003 and $1.6 million during the six months ended June 30, 2003. The impact of the above adjustments increased income tax expense during the three months ended June 30, 2004 by $22,000 and $289,000 during the six months ended June 30, 2004.

          The effect of the restatement on net income for the three and six months ended June 30, 2004 was an increase in net income of $0.3 million and $0.1 million, respectively. The effect of the restatement on net income for the three and six months ended June 30, 2003 was an increase in net income of $2.9 million and $3.1 million, respectively.

          This Form 10-Q/A amends and restates Items 1 and 2 contained in our Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission (“SEC”) on August 4, 2004, as required to reflect the restatement, and includes currently dated certifications pursuant to the rules of the SEC. The foregoing items have not been updated to reflect other events occurring after the filing of the original Form 10-Q, or to modify those disclosures affected by subsequent events, except for those disclosures provided in Note 12 to the consolidated financial statements included in this Form 10-Q/A. All other information contained herein was included in the original Form 10-Q, which was filed with the SEC on August 4, 2004, speaks only as of such date and has not been amended or updated hereby. All referenced amounts in this Form 10-Q/A for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

          All information contained in this Form 10-Q/A is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the original filing of the Annual Report on Form 10-K. As a result, we recommend that this Form 10-Q/A be read in conjunction with all other periodic and current reports of the Company filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), after the filing of the original Form 10-Q, including without limitation the information described in Note 12 to the consolidated financial statements included in this Form 10-Q/A and the information contained in the Company’s Quarterly Reports on Form 10-Q/A for the quarters ended September 30, 2004, as filed on the date hereof.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

Item 1.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share amounts)

	Restated
	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80,413	$141,655
Accounts receivable, net	166,009	145,658
Prepaids and other assets	27,903	27,573
Income taxes receivable	319	5,482

Total current assets	274,644	320,368

PROPERTY AND EQUIPMENT, net	136,971	148,690

OTHER ASSETS:
Goodwill, net	30,175	30,200
Contract acquisition costs, net	16,922	19,237
Deferred tax asset	9,881	8,895
Other assets	23,322	27,426

Total assets	$491,915	$554,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES: Accounts payable	$22,683	$22,822
Accrued employee compensation and benefits	56,165	47,946
Other accrued expenses	28,148	29,992
Customer advances and deferred income	9,864	12,248
Current portion of grant advances	—	11,919
Current portion of long-term debt and capital lease obligations	767	14,824

Total current liabilities	117,627	139,751

LONG-TERM DEBT, net of current portion:
Capital lease obligations	70	195
Senior notes	—	63,000
Line of credit	64,200	39,000
Other long-term debt	240	268
Grant advances	7,303	—
Other liabilities	15,486	17,907

Total liabilities	204,926	260,121

MINORITY INTEREST	8,619	9,183

STOCKHOLDERS’ EQUITY:
Stock purchase warrants	5,100	5,100
Common stock; $.01 par value; 150,000,000 shares authorized; 74,584,463 and 75,008,100 shares, respectively, issued and outstanding	746	750
Additional paid-in capital	195,144	196,591
Deferred compensation	(253)	(564)
Notes receivable from stockholder	(54)	(111)
Accumulated other comprehensive loss	(16,558)	(6,708)
Retained earnings	94,245	90,454

Total stockholders’ equity	278,370	285,512

Total liabilities and stockholders’ equity	$491,915	$554,816

The accompanying notes are an integral part of these condensed consolidated balance sheets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUE	$265,531	$242,426	$533,529	$489,368

OPERATING EXPENSES: Costs of services	194,674	187,742	398,405	378,496
Selling, general and administrative expenses	38,777	40,542	79,143	76,795
Depreciation and amortization	14,206	14,489	30,188	27,863
Restructuring charges, net	322	1,741	2,164	1,153
Impairment losses	2,641	6,955	2,641	6,955

Total operating expenses	250,620	251,469	512,541	491,262

INCOME (LOSS) FROM OPERATIONS	14,911	(9,043)	20,988	(1,894)

OTHER INCOME (EXPENSE):
Interest, net	(2,096)	(2,111)	(4,413)	(3,294)
Debt restructuring charges	(7,646)	—	(7,646)	—
Other	854	(2,900)	811	(3,624)

	(8,888)	(5,011)	(11,248)	(6,918)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	6,023	(14,054)	9,740	(8,812)
Provision for income taxes	3,675	26,202	6,197	28,046

INCOME (LOSS) BEFORE MINORITY INTEREST	2,348	(40,256)	3,543	(36,858)
Minority interest	42	(524)	248	(1,019)

NET INCOME (LOSS)	$2,390	$(40,780)	$3,791	$(37,877)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	74,519	74,157	74,794	74,137
Diluted	75,260	74,157	75,892	74,137

NET INCOME (LOSS) PER SHARE:
Basic	$0.03	$(0.55)	$0.05	$(0.51)
Diluted	$0.03	$(0.55)	$0.05	$(0.51)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,791	$(37,877)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	30,188	27,863
Amortization of acquired contract costs	2,316	2,316
Minority interest	(248)	1,019
Bad debt expense	2,163	2,015
Deferred income taxes	(21)	22,271
Impairment losses	2,641	6,955
Loss on disposal of assets	146	705
Changes in assets and liabilities:
Accounts receivable	(24,116)	(26,466)
Prepaids and other assets	1,702	(7,257)
Accounts payable and accrued expenses	2	6,358
Customer advances and deferred income	(1785)	(5,905)

Net cash provided by (used in) operating activities	16,779	(8,003)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(20,343)	(59,340)
Investment in joint venture	(310)	—
Capitalized software costs	(1,409)	(2,747)
Purchases of short-term investments	(30,000)	—
Proceeds from sales of short-term investments	30,000	23

Net cash used in investing activities	(22,062)	(62,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	66,006	39,000
Payments on lines of credit	(39,800)	—
Payments on long-term debt and capital lease obligations	(77,358)	(2,724)
Debt refinancing fees	(1,000)	—
Payment on grant advances	(5,780)	—
Payments from (to) a minority shareholder	58	(1,800)
Proceeds from employee stock purchase plan	—	766
Proceeds from exercise of stock options	3,549	—
Purchases of treasury stock	(5,000)	(720)

Net cash (used in) provided by financing activities	(59,441)	34,522

Effect of exchange rate changes on cash	3,482	(3,538)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(61,242)	(39,083)
CASH AND CASH EQUIVALENTS, beginning of period	141,655	144,077

CASH AND CASH EQUIVALENTS, end of period	$80,413	$104,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
RESTATED

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

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) which, in the opinion of management, are necessary to present fairly the financial position at June 30, 2004, and the results of operations and cash flows of the Company and its subsidiaries for the three and six months ended June 30, 2004 and 2003. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

Restatement

The condensed consolidated financial statements have been restated for the three months ended June 30, 2004 and 2003. The restatement is discussed in Note 11 to the consolidated financial statements.

Stock Option Accounting

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock options including Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures”. Under APB 25, because the exercise price of the Company’s employee stock options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. SFAS No. 123, “Accounting and Disclosure of Stock-Based Compensation” (“SFAS 123”), establishes an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company elected not to adopt SFAS 123 for expense recognition purposes.

     The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands except per share amounts):

	Restated (see Note 10)		Restated (see Note 10)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$2,390	$(40,780)	$3,791	$(37,877)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	67	—	134	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,475)	(5,662)	(3,069)	(8,347)

Pro forma net income (loss)	$982	$(46,442)	$856	$(46,224)

Net income (loss) per share:
Basic—as reported	$0.03	$(0.55)	$0.05	$(0.51)
Diluted—as reported	$0.03	$(0.55)	$0.05	$(0.51)
Basic—pro forma	$0.01	$(0.63)	$0.01	$(0.62)
Diluted—pro forma	$0.01	$(0.63)	$0.01	$(0.62)

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

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(in thousands)
Revenues:
North American Customer Care	$161,658	$154,418	$323,934	$319,679
International Customer Care	79,184	64,421	159,608	115,391
Database Marketing and Consulting	24,689	25,587	49,987	54,298

Total	$265,531	$242,426	$533,529	$489,368

Income (Loss) from Operations:
North American Customer Care	$18,011	$1,439	$27,509	$13,517
International Customer Care	(7,184)	(13,072)	(11,600)	(21,281)
Database marketing and consulting	4,084	2,590	5,079	5,870

Total	$14,911	$(9,043)	$20,988	$(1,894)

	Balance as of
	June 30,	December 31,
	2004	2003
	(in thousands)
Assets:
North American Customer Care	$321,932	$348,667
International Customer Care	86,136	109,083
Database Marketing and Consulting	83,847	97,066

Total	$491,915	$554,816

Goodwill, net:
North American Customer Care	$11,446	$11,446
International Customer Care	5,368	5,393
Database Marketing and Consulting	13,361	13,361

Total	$30,175	$30,200

     The following table reflects revenue based on the geographic location in which the services are provided:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(in thousands)
Revenues:
United States	$124,536	$137,805	$256,039	$290,975
Canada	45,248	39,895	90,114	78,552
Europe	31,499	24,713	62,853	44,399
Asia Pacific	41,854	28,058	80,289	51,700
Latin America	22,394	11,955	44,234	23,742

Total	$265,531	$242,426	$533,529	$489,368

(3) COMPREHENSIVE LOSS

     The Company’s comprehensive loss for the three and six months ended June 30, 2004 and 2003 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(in thousands)
Net income (loss) for the period	$2,390	$(40,780)	$3,791	$(37,877)

Other comprehensive income (loss), net of tax: Foreign currency translation adjustment	(7,085)	12,223	(7,290)	12,733
Gain (loss) on hedging instruments	(1,253)	622	(2,494)	1,898

Other comprehensive income (loss), net of tax	(8,338)	12,845	(9,784)	14,631

Comprehensive loss	$(5,948)	$(27,935)	$(5,993)	$(23,246)

     At June 30, 2004, accumulated comprehensive loss consisted of ($16.8) million and $0.2 million of foreign currency translation adjustments and derivatives valuation, respectively. At December 31, 2003, accumulated comprehensive loss consisted of ($9.3) million and $2.6 million of foreign currency translation adjustments and derivatives valuation, respectively.

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

     In 2001, the Company received a grant from Invest Northern Ireland, formally known as the Industrial Development Board (“IDB”) of Northern Ireland (the “IDB Grant”). Pursuant to the IDB Grant, the Company received approximately $11.9 million in advance of achieving the required milestones. The advance was to be earned by achieving certain milestones related to hiring and retaining employees, capital expenditures and purchasing the facility. As of December 31, 2003, the Company was not in compliance with certain components of the IDB Grant; therefore, the advance was classified as current on the accompanying Condensed Consolidated Balance Sheet. In March 2004, the Company finalized negotiations on the terms of the IDB Grant so that the milestones could more realistically be achieved. In order to induce the IDB to restructure the terms of the IDB Grant, the Company agreed to repay $5.8 million of the advanced funds and $1.2 million of back rent in March 2004. As of June 30, 2004, approximately $7.3 million was outstanding under the IDB Grant and if the Company has not met all of the required milestones, the unearned portion of the grant becomes payable in 2011. The balance is classified as long-term as of June 30, 2004 as the Company believes it will meet the required milestones.

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

     Based upon assessments of recoverability of its deferred tax assets made in prior periods, the Company maintained a valuation allowance which aggregates to $29.6 million as of June 30, 2004 principally related to its U.S., Spain, Brazil and Argentina tax jurisdictions. The Company has approximately $8.3 million of net deferred tax assets as of June 30, 2004 related to certain international countries whose recoverability is dependent upon anticipated future profitability. The Company believes the net deferred tax asset for U.S. operations of approximately $1.6 million as of June 30, 2004, all related to 2004 operations, is recoverable based upon current estimates of future taxable income.

     Tax valuation allowances did not have a significant impact on the provision for income taxes prior to the second quarter of 2003, at which time a deferred tax asset valuation allowance of approximately $23.7 million was established. Accordingly, the effective tax rate of 39%, when excluding the valuation allowance, reported for the six-month period ended June 30, 2003 represented the customary relationship between income tax expense and pre-tax accounting income. As of June 30, 2004, the valuation allowance balance is $29.6 million and accordingly, tax valuation allowances have had a material impact on the effective tax rate for the quarter and six-months ended June 30, 2004 as shown below:

	Restated (See Note 11)
	Income (Loss)
	Before Income
	Taxes and	Provision
	Minority	for Income	Effective
	Interest	Taxes	Tax Rate
		(in thousands)
Six-months
Tax jurisdictions with valuation allowances	$(4,034)	$1,420	0.0%
Tax jurisdictions without valuation allowances	13,774	4,777	34.7%

	$9,740	$6,197	63.6%

Three-months
Tax jurisdictions with valuation allowances	$(936)	$851	0.0%
Tax jurisdictions without valuation allowances	6,959	2,824	40.6%

	$6,023	$3,675	61.0%

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

     As of June 30, 2004 and 2003, the Company had a derivative liability associated with this swap of approximately $2.7 million and $5.4 million, respectively, which is reflected in Other Liabilities in the accompanying Condensed Consolidated Balance Sheets. In the event that the Company wanted to terminate the swap, the above mentioned liability would have to be settled with cash and a charge to operations recorded either immediately (if occurs simultaneously with the extinguishment of the Credit Facility) or over the remaining life of the Credit Facility (if the Credit Facility remains in place). Likewise, if the Company repaid the associated Credit Facility balance, the balance recor0ded in other comprehensive loss related to the swap would be recorded over the remaining life of the Credit Facility.

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

(9) RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

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

     Letters of credit. At June 30, 2004 outstanding letters of credit totaled approximately $13.0 million, which primarily guarantees workers’ compensation, other insurance related obligations and facility leases.

(11) RESTATEMENT

     The Company has determined that restatement of the financial statements presented in its Quarterly Report on Form 10-Q for the three months ended March 31, 2004 is appropriate. As discussed in Item 9A of the 2003 Annual Report on Form 10-K/A, $9.7 million of adjustments originally recorded during 2003 related to prior periods. Additionally certain adjustments originally recorded during the first quarter of 2004 were recorded in 2003. Those adjustments were required to be reversed in the first quarter of 2004. On a combined basis they decreased net income for the six months ended June 30, 2004 by approximately $475,000. Further, the Company recorded a contract acquisition cost and related liability that became the right and obligation of the Company during 2002; and the Company recorded the amortization of the contract acquisition cost asset and the decretion of the liability, increasing net income for the three months ended June 30, 2004 and 2003 by approximately $182,000. The Company also determined that it was not properly accounting for scheduled rent escalations at most of its locations. The impact of this adjustment was to decrease rent expense by $85,000 and $170,000 for the three and six month periods ended June 30, 2004, respectively, and to increase rent expense by $55,000 and $110,000 during the three and six month periods ended June 30, 2003, respectively. Finally the Company identified an account reconciliation error, resulting in a $92,000 increase to net income during the three and six month periods ended.

     The consolidated financial data set forth below presents our condensed consolidated statements of operations for the three months ended June 30, 2004 and 2003, and our condensed consolidated balance sheets as of June 30, 2004 and 2003, on a comparative basis showing the amounts as previously reported and as restated (dollars in thousands).

Condensed Consolidated Balance Sheet

	As of June 30, 2004
	As Reported	As Restated	Change
Assets
Current assets	$274,789	$274,644	$(145)
Property and equipment, net	136,971	136,971	—
Other assets	77,859	80,300	2,441

Total assets	$489,619	$491,915	$2,296

Liabilities and Stockholders’ Equity
Current liabilities	$116,189	$117,627	$1,438
Long-term liabilities	83,087	87,299	4,212
Minority interest	8,731	8,619	(112)
Stockholders’ equity	281,612	278,370	(3,242)

Total liabilities and stockholders’ equity	$489,619	$491,915	$2,296

Condensed Consolidated Balance Sheet

	As of December 31, 2003
	As Reported	As Restated	Change
Assets
Current assets	$319,549	$320,368	$819
Property and equipment, net	148,690	148,690	—
Other assets	83,035	85,758	2,723

Total assets	$551,274	$554,816	$3,542

Liabilities and Stockholders’ Equity
Current liabilities	$137,039	$139,751	$2,712
Long-term liabilities, net of current	116,064	120,370	4,306
Minority interest	9,354	9,183	(171)
Stockholders’ equity	288,817	285,512	(3,305)

Total liabilities and stockholders’ equity	$551,274	$554,816	$3,542

Condensed Consolidated Statement of Operations

	Three Months Ended June 30, 2004
			Impact On
	As Reported	As Restated	Net Income
Revenue	$264,748	$265,531	$783

Operating expenses
Costs of services	(194,269)	(194,674)	(405)
Selling, general and administrative expenses	(38,777)	(38,777)	—
Depreciation and amortization	(14,206)	(14,206)	—
Restructuring charges	(322)	(322)	—
Impairment losses	(2,641)	(2,641)	—

Income from operations	14,533	14,911	378
Other expense, net	(8,869)	(8,888)	(19)

Income (loss) before income taxes, minority interest, and cumulative effect of change in accounting principle	5,664	6,023	359
Provision for income taxes	(3,653)	(3,675)	(22)
Minority interest	42	42	—

Net income	$2,053	$2,390	$337

EPS	$0.03	$0.03	$—

Condensed Consolidated Statement of Operations

	Three Months Ended June 30, 2003
			Impact On
	As Reported	As Restated	Net Income
Revenue	$239,995	$242,426	$2,431

Operating expenses
Costs of services	(186,566)	(187,742)	(1,176)
Selling, general and administrative expenses	(44,122)	(40,542)	3,580
Depreciation and amortization	(14,489)	(14,489)	—
Restructuring charges	(1,741)	(1,741)	—
Impairment losses	(6,955)	(6,955)	—

Income from operations	(13,878)	(9,043)	4,835
Other expense, net	(5,011)	(5,011)	—

Income (loss) before income taxes, minority interest, and cumulative effect of change in accounting principle	(18,889)	(14,054)	4,835
Provision for income taxes	(24,520)	(26,202)	(1,682)
Minority interest	(291)	(524)	(233)

Net income	$(43,700)	$(40,780)	$2,920

EPS – basic and diluted	$(0.59)	$(0.55)	$0.04

Condensed Consolidated Statement of Operations

	Six Months Ended June 30, 2004
			Impact On
	As Reported	As Restated	Net Income
Revenue	$530,876	$533,529	$2,653

Operating expenses
Costs of services	(396,681)	(398,405)	(1,724)
Selling, general and administrative expenses	(79,744)	(79,143)	601
Depreciation and amortization	(30,188)	(30,188)	—
Restructuring charges	(2,164)	(2,164)	—
Impairment loss	(2,641)	(2,641)	—

Income from operations	(19,458)	20,988	1,530
Other expense, net	(10,136)	(11,248)	(1,112)

Income (loss) before income taxes, minority interest, and cumulative effect of change in accounting principle	9,322	9,740	418
Provision for income taxes	(5,908)	(6,197)	(289)
Minority interest	248	248	—

Net income	$3,662	$3,791	$129

EPS – basic and diluted	$0.05	$0.05	$—

Condensed Consolidated Statement of Operations

	Six Months Ended June 30, 2003
			Impact On
	As Reported	As Restated	Net Income
Revenue	$485,784	$489,368	$3,584

Operating expenses
Costs of services	(376,467)	(378,496)	(2,029)
Selling, general and administrative expenses	(80,354)	(76,795)	3,559
Depreciation and amortization	(27,863)	(27,863)	—
Restructuring charges	(1,153)	(1,153)	—
Restructuring charges	(6,955)	(6,955)	—

Income from operations	(7,008)	(1,894)	5,114
Other expense, net	(6,918)	(6,918)	—

Income (loss) before income taxes, minority interest, and cumulative effect of change in accounting principle	(13,926)	(8,812)	5,114
Provision for income taxes	(26,456)	(28,046)	(1,590)
Minority interest	(553)	(1,019)	(466)

Net income	$(40,935)	$(37,877)	$3,058

EPS – basic and diluted	$(0.55)	$(0.51)	$0.05

     The table below presents the impact of the changes by major category.

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Income taxes	$(22)	$(1,682)	$(289)	$(1,590)
Amortization of contract acquisition costs	182	182	364	364
Leases	85	(55)	170	(110)
Adjustments reversed	—	—	(208)	—
Adjustments from reconciliations (including use tax)	92	4,475	92	4,394

Total	$337	$2,920	$129	$3,058

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

Restatement of Consolidated Financial Statements

          On December 30, 2004, we announced that our Audit Committee met and agreed with management’s recommendation that we restate our condensed consolidated financial statements for the year ended December 31, 2003. We are filing this Form 10-Q/A in conjunction with that restatement to allow comparability between the quarterly financial statements for 2004 and the restated quarterly condensed consolidated financial statements for 2003. In addition, we identified certain adjustments to the 2004 condensed consolidated financial statements that were appropriate.

          The restatement is primarily a result of a comprehensive review of our condensed consolidated financial statements. We identified adjustments to our amortization of contract acquisition costs, lease expense and an error in account reconciliation.

          Except as updated to reflect the restatement, the discussion below, including without limitation any forward-looking information contained therein, speaks only as of the initial filing date of August 4, 2004. We recommend that you read the discussion below in conjunction with all other periodic and current reports we filed under the Exchange Act after the filing of the original Form 10-Q, including without limitation the information described in Note 12 to the consolidated financial statements included in this Form 10-Q/A.

The statements contained in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations are based on the restated Condensed Consolidated Financial Statements. The effects of the restatement are presented in Note 11 to the Condensed Consolidated Financial Statements.

EXECUTIVE OVERVIEW

     We serve our clients through two primary businesses: (i) Customer Management Services, which provides outsourced customer support and marketing services for a variety of industries via call centers (“customer management centers”, or “CMCs”) throughout the world; and (ii) Database Marketing and Consulting. We separate our Customer Management Services business into two segments consistent with our management of the business, which generally reflects the internal financial reporting structure and operating focus. North American Customer Care consists of customer management services provided to United States, and Canadian clients while International Customer Care consists of clients in all other countries. Database Marketing and Consulting provides outsourced database management, direct marketing and related customer retention services for automobile dealerships and manufacturers. Segment accounting policies are the same as those used in the condensed consolidated financial statements. See Note 2 to the Condensed Consolidated Financial Statements for additional discussion regarding preparation of segment information.

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

     A majority of revenue from this segment is generated utilizing a database and contact engine to promote the service business of automotive dealership customers (both current and potential) using targeted marketing solutions through the “web”, email, phone or mail. This segment has historically experienced year-over-year revenue growth through expansion to additional automobile dealers along with additional products. As previously forecasted, due to a combination of factors, both internal and external (such as client renewals and new product launch costs), our income from operations declined materially during the first six months of 2004 as compared to 2003 as shown on page 22 (excluding the impact of changes in use tax accruals discussed on page 27 under Selling, General and Administrative).

     We plan to focus on the following in 2004:

•	continue to increase revenue by expanding our offerings;

•	diversify our customer base by establishing relationships with dealer groups and new automotive manufacturers; and

•	continue to drive cost reductions through a combination of reductions in force and operational effectiveness.

Overall

     As shown in the Financial Comparison on page 26, we believe we have been successful in improving income from operations; see “Net increase to income from operations excluding items separately identified below” in the table. The increase reflected in that table is attributable to a variety of factors such as our multi-phased cost reduction plan, transitioning work on certain clients to lower cost operating centers, and actions taken to improve profit margins or eliminate unprofitable clients.

     We implemented a $40 million cost reduction plan one year ago to address known changes in our business and, in particular, the decline in revenue and operating income due to the minimum commitments discussed in Client Concentrations on page 33. We believe this plan enabled us to operate profitably during the first and second quarter of 2004; however, the severance aspect of this plan impacted the first quarter’s operating results by approximately $1.6 million pre-tax. We are implementing the second phase of our profit improvement plan, which we anticipate to result in an additional $20 million in annualized savings to be fully realized in 2005. These improvements are expected to be achieved primarily through cost savings in the areas of CMC operations, telecommunications, professional fees, insurance and reduced future interest expense associated with our debt reduction plan.

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

     Income Taxes. We account for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” (“SFAS 109”) which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the financial statements or tax returns. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be recovered from future projected taxable income. Management judgment has been used in forecasting future taxable income.

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

RESULTS OF OPERATIONS

Operating Review

     The following table is presented to facilitate Management’s Discussion and Analysis (dollars in thousands):

	Three Months Ended June 30,
		% of		% of
	2004	Revenue	2003	Revenue	$ Change	% Change
Revenue:

North American Customer Care	$161,658	60.9%	$154,418	63.7%	$7,240	4.7%
International Customer Care	79,184	29.8%	62,421	25.7%	16,763	26.9%
Database Marketing and Consulting	24,689	9.3%	25,587	10.6%	(898)	(3.5)%

	$265,531	100.0%	$242,426	100.0%	$23,105	9.5%
Costs of Services:
North American Customer Care	$118,902	73.6%	$122,511	79.3%	$(3,609)	(2.9)%
International Customer Care	65,360	82.5%	52,635	84.3%	12,725	24.2%
Database Marketing and Consulting	10,412	42.2%	12,596	49.2%	(2,184)	(17.3)%

	$194,674	73.3%	$187,742	77.4%	$6,932	3.7%
Selling, General and Administrative:
North American Customer Care	$17,066	10.6%	$17,538	11.4%	$(472)	(2.7)%
International Customer Care	13,899	17.6%	15,024	24.1%	(1,125)	(7.5)%
Database Marketing and Consulting	7,812	31.6%	7,980	31.2%	(168)	(2.1)%

	$38,777	14.6%	$40,542	16.7%	$(1,765)	(4.4)%
Depreciation and Amortization:
North American Customer Care	$7,499	4.6%	$8,252	5.3%	$(753)	(9.1)%
International Customer Care	4,276	5.4%	3,816	6.1%	460	12.1%
Database Marketing and Consulting	2,431	9.8%	2,421	9.5%	10	0.4%

	$14,206	5.4%	$14,489	6.0%	$(283)	(2.0)%
Restructuring Charges, net:
North American Customer Care	$180	0.1%	$723	0.5%	$(543)	(75.1)%
International Customer Care	192	0.2%	1,018	1.6%	(826)	(81.1)%
Database Marketing and Consulting	(50)	(0.2)	—	0.0%	(50)	(100.0)%

	$322	0.1%	$1,741	0.7%	$(1,419)	(81.5)%
Impairment Loss:
North American Customer Care	$—	—	$3,955	2.6%	$(3,955)	(100.0)%
International Customer Care	2,641	3.3%	3,000	4.8%	(359)	(12.0)%
Database Marketing and Consulting	—	—	—	0.0%	—	0.0%

	$2,641	1.0%	$6,955	2.9%	$(4,314)	(62.0)%
Income (Loss) from Operations:
North American Customer Care	$18,011	11.1%	$1,439	0.9%	$16,572	(1,151.6)%
International Customer Care	(7,184)	(9.1)%	(13,072)	(20.9)%	5,888	(45.0)%
Database Marketing and Consulting	4,084	16.5%	2,590	10.1%	1,494	57.7%

	$14,911	5.6%	$(9,043)	(3.7)%	$23,954	264.9%

Other Income (Expense):	$(8,888)	(3.3)%	$(5,011)	(2.1)%	$(3,877)	77.4%
Provision for Income Taxes:	$3,675	1.4%	$26,202	10.8%	$(22,527)	(86.0)%

	Six Months Ended June 30,
		% of		% of
	2004	Revenue	2003	Revenue	$ Change	% Change
Revenue:

North American Customer Care	$323,868	60.7%	$319,679	65.3%	$4,189	1.3%
International Customer Care	159,608	29.9%	115,391	23.6%	44,217	38.3%
Database Marketing and Consulting	50,053	9.4%	54,298	11.1%	(4,245)	(7.8)%

	$533,529	100.0%	$489,368	100.0%	$44,161	9.0%
Costs of Services:
North American Customer Care	$245,408	75.8%	$254,193	79.5%	$(8,785)	(3.5)%
International Customer Care	131,388	82.3%	97,874	84.8%	33,514	34.2%
Database Marketing and Consulting	21,609	43.2%	26,429	48.7%	(4,820)	(18.2)%

	$398,405	74.7%	$378,496	77.3%	$19,909	5.3%
Selling, General and Administrative:
North American Customer Care	$33,760	10.4%	$32,052	10.0%	$1,708	5.3%
International Customer Care	27,693	17.4%	27,478	23.8%	215	0.8%
Database Marketing and Consulting	17,690	35.3%	17,265	31.8%	425	2.5%

	$79,143	14.8%	$76,795	15.7%	$2,348	3.1%
Depreciation and Amortization:
North American Customer Care	$16,511	5.1%	$15,827	5.0%	$684	4.3%
International Customer Care	8,754	5.5%	7,302	6.3%	1,452	19.9%
Database Marketing and Consulting	4,923	9.8%	4,734	8.7%	189	4.0%

	$30,188	5.7%	$27,863	5.7%	$2,325	8.3%
Restructuring Charges, net:
North American Customer Care	$865	0.3%	$135	0.0%	$730	540.7%
International Customer Care	732	0.5%	1,018	0.9%	(286)	(28.1)%
Database Marketing and Consulting	567	1.1%	—	0.0%	567	(100.0)%

	$2,164	0.4%	$1,153	0.2%	$1,011	87.7%

Impairment Loss:
North American Customer Care	$—	—	$3,955	1.2%	$(3,955)	(100.0)%
International Customer Care	2,641	1.7%	3,000	2.6%	(359)	(12.0)%
Database Marketing and Consulting	—	—	—	0.0%	—	0.0%

	$2,641	0.5%	$6,955	1.4%	$(4,314)	(62.0)%

Income (Loss) from Operations:
North American Customer Care	$27,324	8.4%	$13,517	4.2%	$13,807	(102.1)%
International Customer Care	(11,600)	(7.3)%	(21,281)	(18.4)%	9,681	(45.5)%
Database Marketing and Consulting	5,264	10.5%	5,870	10.8%	(606)	(10.3)%

	$20,988	3.9%	$(1,894)	(0.4)%	$22,882	1,208.1%

Other Income (Expense):	$(11,248)	(2.1)%	$(6,918)	(1.4)%	$(4,330)	62.6%
Provision for Income Taxes:	$6,197	1.2%	$28,046	5.7%	$(21,849)	(77.9)%

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

Financial Comparison

     The following tables are a condensed presentation of the components of the changes in net income between the three and six month periods ended June 30, 2004 and 2003 designed to facilitate the discussion of results in this Form 10-Q (all amounts are approximate and in thousands):

	Quarter-to-date	Year-to-date
Current period (2004) reported net income	$2,390	$3,791
Prior period (2003) reported net income	(40,780)	(37,877)

Difference	$43,170	$41,668

Explanation:
Net increase to income from operations excluding items separately identified below:	$21,367	$31,876
Operating results of new international markets	(2,214)	(3,529)
Impact of declining minimum commitments discussed in Client Concentrations	(4,837)	(9,560)
Change in restructuring charges, net	1,419	(1,011)
Change in impairment losses	4,314	4,314
Change in use tax accruals	1,883	1,883
Termination of United States Postal Services contract	(660)	(3,060)
Reversal of prior year bonus accruals in prior periods	—	(1,118)
Decrease (increase) in net interest expense	15	(1,188)
Debt refinancing charges	(7,646)	(7,646)
Increase in grant income	494	1,369
Change in foreign currency transaction losses / gains	2,838	3,093
Other	3,670	4,486
Tax Items Deferred tax valuation allowance and other	31,534	33,934
Tax impact of above	(9,007)	(12,085)

	$43,170	$41,668

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

Three-Month Period Ended June 30, 2004 Compared to June 30, 2003

     Revenue. The increase in North American Customer Care revenue was primarily due to new client programs, increases in revenue in certain client programs and increases in net bonuses earned under client contracts of approximately $2.0 million; partially offset by a decline in revenue at Percepta (a consolidated joint venture with Ford Motor Company), loss of client programs and loss of revenue discussed in Client Concentrations on page 33. The incurrence of a penalty or receipt of a bonus can have a material impact on an individual quarter’s results and no assurance can be given that the results of these items for the three months ended June 30, 2004 are representative of future quarters.

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

     The decrease in costs of services as a percentage of revenue in International Customer Care between periods occurred in all regions except Asia Pacific, which increased. The overall increase is the result of a new client launch and the increased costs of entering into a new market in that region. In absolute dollars, 28% of the increase in costs of services in International Customer Care is due to changes in foreign currency exchange rates.

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

     Selling, general and administrative expenses as a percentage of revenue for International Customer Care decreased due to the increase in revenue between periods as a significant amount of selling, general and administrative expenses are fixed in nature. In absolute dollars, the decrease between periods was the result of cost reduction initiatives offset by changes in foreign currency exchange rates.

     Selling, general and administrative expenses as a percentage of revenue are comparable. The increase in these costs was due to increases in payroll and related expenses.

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

Income taxes. The effective tax rate for the three months ended June 30, 2004 was 61.0% as described in Note 7 to the accompanying Condensed Consolidated Financial Statements. For succeeding quarters, our effective tax rate will be affected by many factors including (i) the amount and placement of new business into tax jurisdictions with valuation allowances and without valuation allowances and (ii) the impact of tax refunds that we might realize from various tax planning strategies and filing positions we are pursuing. At this time, our estimate of the annual 2004 effective tax rate is in the range of 40% to 50%, exclusive of any final tax refunds from future tax planning strategies and filing positions.

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

Selling, General and Administrative. The increase in selling, general and administrative expenses as a percentage of revenue for North American Customer Care is primarily due to increased expenses discussed below. In absolute dollars, selling, general and administrative expenses increased from prior year due to additional consulting expense related to implementing provisions of the Sarbanes-Oxley Act, bonus reversals in the quarter ended March 31, 2003, and increases in salaries and related expenses due to headcount additions in sales, marketing and client program management. In the first quarter of 2003, we determined that the 2002 bonus would not be paid in full and, accordingly, reversed approximately $1.1 million of bonus accrual from 2002.

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

     The increase in selling, general and administrative expenses as a percentage of revenue for Database Marketing and Consulting is due to a change in estimate for potential sales and use tax liabilities. The increase was due to increases in payroll and related expenses and the reversal of bonuses in the prior year discussed above.

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

Other Income (Expense). Interest expense, net of interest income, increased from $3.3 million to $4.4 million. Interest expense increased as a result of a higher debt balances in 2004 compared to 2003 due to borrowings related to the purchase of the corporate headquarters building in February 2003. In addition, the interest rates on the majority of our debt increased in August 2003 as a result of amending our debt agreements due to violations of debt covenants. As a result of the Senior Notes’ prepayment discussed in Note 5 of the accompanying Condensed Consolidated Financial Statements, we were required to pay an additional $6.4 million under a make-whole provision (which, along with a $1.2 million non-cash write-off of deferred costs on the former Revolver and Senior Notes, was recorded as a charge to debt restructuring charges). As discussed in the Executive Overview, we expect future annual net interest expense to decline beginning in the third quarter of 2004 due to the Refinancing on June 16, 2004. Primarily as a result of fluctuations in the exchange rate in Canada, we recognized $0.5 million of an exchange rate gain during the three months ended June 30, 2004 compared to a $2.6 million exchange rate loss in the corresponding period in the prior year. During the three months ended June 30, 2004, we recognized approximately $1.4 million of grant income.

Income taxes. The effective tax rate for the six months ended June 30 of 2004 was 63.6% as described in Note 7 to the accompanying Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Cash Requirements

     Our primary future cash requirements in the accompanying Condensed Consolidated Financial Statements are shown in the following table of contractual obligations at June 30, 2004, (amounts in thousands):

Contractual	Less than			Over
Obligations	1 year	2-3 years	4-5 years	5 years	Total

Long-term debt(1)	$484	$240	$—	$—	$724
Capital lease obligations(1)	283	70	—	—	353
Line of credit(1)	—	64,200	—	—	64,200
Grant advances(1)	—	—	—	7,303	7,303
Purchase obligations(2)	23,807	26,260	13,501	5,000	68,568
Operating lease commitments(2)	17,575	41,143	28,723	65,122	152,563

Total	$42,149	$131,913	$42,224	$77,425	$293,711

1	Reflected on accompanying Condensed Consolidated Balance Sheets.

2	Not reflected on accompanying Condensed Consolidated Balance Sheets.

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

Sources of Cash

     Operations. Our primary capital resources are net cash provided by operating activities and proceeds from financing activities. Cash provided by operating activities was $16.7 million in the first half of 2004 compared to cash used of $8.0 million in the same period of 2003. The improvement in cash provided by operating activities is due mainly to the improvement in income from operations of $22.9 million in the first half of 2004 compared to the same period in 2003. Cash provided by operating activities in the first half of 2004 consists of net income of $3.8 million before adjustments for depreciation and amortization, deferred taxes on income, changes in working capital and the impairment of certain fixed assets. The effect of the change in working capital accounts and other assets and liabilities on the accompanying Condensed Consolidated Statements of Cash Flows between years of approximately $9.1 million had a minimal impact on cash provided by operating activities. The change in accounts receivable is primarily the result of an increase in days sales outstanding from 51 days as of December 31, 2003 to 57 days as of June 30, 2004.

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

CLIENT CONCENTRATIONS

     Our five largest clients accounted for 49.7% and 50.8% of our revenue for the six months ended June 30, 2004 and 2003, respectively. In addition, these five clients accounted for an even greater share of our consolidated earnings. The profitability of our agreements with these clients vary greatly based upon the specific contract terms with any particular client, and the relative contribution of any single client to our consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis. Although we have historically renewed most of our contracts with our largest customers, there is no assurance that future contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts.

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

     The Company has contracted with several commercial banks, at no material cost, to sell a total of $106.1 million U.S. dollars through May 2006 at a fixed price in Canadian dollars of $146.2 million. The Company has derivative assets of $3.3 million associated with foreign exchange contracts, of which approximately $2.1 million relates to Canadian dollar hedge contracts that will settle in 2004. If the U.S./Canadian dollar exchange rate were to increase or decrease 10% from the levels at June 30, 2004, the Company could incur a material gain or loss in the remainder of 2004 on the contracts, which is estimated to range from a loss of $2.5 million to a gain of $6.7 million. The impact of a 10% change in exchange rates for the portion of cash flows not hedged with foreign exchange contracts would be immaterial to our financial results and cash flows.

     A business strategy for the Company’s North American Customer Care segment is to provide service to U.S. based customers from Canadian customer management centers in order to leverage the U.S./Canadian dollar exchange rates. During the six months ended June 30, 2004, the Canadian dollar has weakened against the U.S. dollar by 3.7%. As a result, the Company’s costs remain constant in U.S. dollars, whereas its revenue (which are denominated in U.S. dollars) are decreasing.

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