Form 10-Q/A
period 2004-09-30
TELETECH HOLDINGS INC
filed 2005-03-01
CIK 1013880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

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

Explanatory Note

     This quarterly report on Form 10-Q/A is being filed for the purpose of amending our consolidated financial statements to provide users of our financial information with additional information relative to adjustments recorded during the first, second and third quarters of 2004 and 2003 that related to prior periods. During December 2004, we determined that it was appropriate to restate previously issued consolidated financial statements to record these adjustments.

     The restatement is primarily a result of accounting adjustments that pertain to prior periods, the majority of which were disclosed in Item 9A in the original filing of our Annual Report on Form 10-K for the year ended December 31, 2003. As a result of that restatement, certain adjustments recorded during the first quarter of 2004 were recorded in 2003. Those adjustments have been reversed in the first quarter of 2004. Those adjustments decreased net income for the nine months ended September 30, 2004 by approximately $475,000. In addition, subsequent to filing the 2003 Form 10-K, we identified a contract acquisition cost and related liability that became the right and obligation of ours during 2002; we recorded the contract acquisition cost and related liability, as well as recorded the related amortization of the asset and decretion of the liability from inception of the obligation forward, increasing net income for the three month periods ended September 30, 2004 and 2003 by approximately $182,000 each and increasing net income for the nine month periods ended September 30, 2004 and 2003 by approximately $546,000 each. In addition, we determined that we were not properly accounting for scheduled rent escalations at some of our locations. The impact of this was to decrease rent expense by $85,000 for the three months ended September 30, 2004 and increase rent expense by $55,000 for the three months ended September 30, 2003. The impact of the lease adjustment also decreased rent expense for the nine months ended September 30, 2004 by $255,000 and increased rent expense by $165,000 for the nine months ended September 30, 2003.

     The effect of the restatement on net income for the three month periods ended September 30, 2004 and 2003 was an increase in net income of $243,000 and a decrease in net income $1.6 million respectively. The effect of the restatement on net income for the nine month periods ended September 30, 2004 and 2003 was an increase in net income of $372,000 and a decrease in net loss of $1.5 million, respectively.

     This Form 10-Q/A amends and restates Items 1 and 2 contained in our Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission (“SEC”) on November 5, 2004, as required to reflect the restatement, and includes currently dated certifications pursuant to the rules of the SEC. The foregoing items have not been updated to reflect other events occurring after the filing of the original Form 10-Q, or to modify those disclosures affected by subsequent events, except for those disclosures provided in Note 12 to the consolidated financial statements included in this Form 10-Q/A. All other information contained herein was included in the original Form 10-Q, which was filed with the SEC on November 5, 2004, speaks only as of such date and has not been amended or updated hereby. All referenced amounts in this Form 10-Q/A for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

     All information contained in this Form 10-Q/A is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the original filing of the Annual Report on Form 10-Q. As a result, we recommend that this Form 10-Q/A be read in conjunction with all other periodic and current reports of ours filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), after the filing of the original Form 10-Q, including without limitation the information described in Note 11 to the consolidated financial statements included in this Form 10-Q/A.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

Item 1.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share amounts)
Restated (see Note 10)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS :
CURRENT ASSETS:
Cash and cash equivalents	$57,599	$141,655
Accounts receivable, net	160,330	145,658
Prepaids and other assets	30,947	27,573
Income taxes receivable	1,811	5,482

Total current assets	250,687	320,368

PROPERTY AND EQUIPMENT, net	130,864	148,690

OTHER ASSETS:
Goodwill	30,346	30,200
Contract acquisition costs, net	15,765	19,237
Deferred tax asset	9,068	8,895
Other assets	23,768	27,426

Total assets	$460,498	$554,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,694	$22,822
Accrued employee compensation and benefits	60,481	47,946
Other accrued expenses	31,562	29,992
Customer advances and deferred income	7,601	12,248
Current portion of grant advances	—	11,919
Current portion of long-term debt and capital lease obligations	304	14,824

Total current liabilities	125,642	139,751

LONG-TERM LIABILITIES
Long-term debt, net of current portion:
Capital lease obligations	29	195
Senior notes	—	63,000
Line of credit	7,200	39,000
Other long-term debt	233	268
Grant advances	7,242	—
Other liabilities	12,202	17,907

Total liabilities	152,548	260,121

MINORITY INTEREST	7,657	9,183

STOCKHOLDERS’ EQUITY:
Stock purchase warrants	5,100	5,100
Common stock; $.01 par value; 150,000,000 shares authorized; 74,672,886 and 75,008,100 shares, respectively, issued and outstanding	747	750
Additional paid-in capital	196,892	196,591
Deferred compensation	(98)	(564)
Notes receivable from stockholder	(19)	(111)
Accumulated other comprehensive loss	(7,131)	(6,708)
Retained earnings	104,802	90,454

Total stockholders’ equity	300,293	285,512

Total liabilities and stockholders’ equity	$460,498	$554,816

The accompanying notes are an integral part of these condensed consolidated balance sheets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	Restated (see Note 10)		Restated (see Note 10)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUE	$258,347	$247,337	$791,876	$736,705

OPERATING EXPENSES:
Costs of services	188,808	184,043	587,213	562,539
Selling, general and administrative expenses	43,072	36,192	122,215	112,987
Depreciation and amortization	14,304	15,173	44,492	43,036
Restructuring charges, net	(54)	1,325	2,110	2,478
Impairment losses	—	—	2,641	6,955

Total operating expenses	246,130	236,733	758,671	727,995

INCOME FROM OPERATIONS	12,217	10,604	33,205	8,710

OTHER INCOME (EXPENSE):
Interest expense	(2,766)	(3,107)	(8,196)	(7,354)
Interest income	2,264	509	3,281	1,462
Debt restructuring charges	(2,756)	—	(10,402)	—
Other	158	433	969	(3,191)

	(3,100)	(2,165)	(14,348)	(9,083)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	9,117	8,439	18,857	(373)
Provision (benefit) for income taxes	(1,372)	7,258	4,825	35,304

INCOME (LOSS) BEFORE MINORITY INTEREST	10,489	1,181	14,032	(35,677)
Minority interest	68	(703)	316	(1,722)

NET INCOME (LOSS)	$10,557	$478	$14,348	$(37,399)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	74,612	74,169	74,733	74,148
Diluted	75,944	74,673	75,909	74,148

NET INCOME (LOSS) PER SHARE:
Basic	$0.14	$0.01	$0.19	$(0.49)
Diluted	$0.14	$0.01	$0.19	$(0.49)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Restated (see Note 10)
	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,348	$(37,399)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,492	43,036
Amortization of acquired contract costs	3,474	3,474
Minority interest	(257)	1,722
Bad debt expense	1,859	2,893
Deferred income taxes	(2,903)	24,257
Impairment losses	2,641	6,955
Loss on disposal of assets	—	892
Tax benefit from stock option exercises	971	13
Other	(9)	601
Changes in assets and liabilities:
Accounts receivable	(16,688)	(6,411)
Prepaids and other assets	2,366	(7,687)
Accounts payable and accrued expenses	13,369	7,824
Customer advances and deferred income	(3,764)	(9,499)

Net cash provided by operating activities	59,899	30,671

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(26,151)	(69,635)
Acquisition of a business	—	(1,868)
Investment in joint venture	(310)	(1,538)
Capitalized software costs	(2,241)	(3,801)
Purchases of short-term investments	(30,000)	—
Proceeds from sales of short-term investments	30,000	—
Other	(171)	23

Net cash used in investing activities	(28,873)	(76,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	85,506	39,000
Payments on lines of credit	(116,300)	—
Payments on long-term debt and capital lease obligations	(77,854)	(3,385)
Debt refinancing fees	(1,000)	—
Payment on grant advances	(5,780)	—
Payments from a minority shareholder	1,742	—
Payments to a minority shareholder	(2,700)	(2,700)
Proceeds from employee stock purchase plan	—	765
Proceeds from exercise of stock options	4,081	359
Purchases of treasury stock	(5,000)	(1,166)

Net cash (used in) provided by financing activities	(117,305)	32,873

Effect of exchange rate changes on cash	2,223	(3,819)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(84,056)	(17,094)
CASH AND CASH EQUIVALENTS, beginning of period	141,655	144,077

CASH AND CASH EQUIVALENTS, end of period	$57,599	$126,983

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

Restatement

The consolidated financial statements have been restated for the three and nine month periods ended September 30, 2004 and 2003. The restatement is discussed in Note 10 to the consolidated financial statements.

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position at September 30, 2004, and the consolidated results of operations and consolidated cash flows of the Company and its subsidiaries for the three and nine months ended September 30, 2004 and 2003. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

Certain 2004 amounts have been reclassified to conform to the new presentation as summarized below.

	First Quarter	Second Quarter
As originally reported:
Interest, net	$(2,317)	$(2,096)
As reclassified:
Interest expense	$(3,018)	$(2,550)
Interest income	563	454

Stock Option Accounting

     The Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock options including Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures”. Under APB 25, because the exercise price of the Company’s employee stock options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. SFAS No. 123, “Accounting and Disclosure of Stock-Based Compensation” (“SFAS 123”), establishes an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company elected not to adopt SFAS 123 for expense recognition purposes.

     The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands except per share amounts):

	Restated (see Note 10)		Restated (see Note 10)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$10,557	$478	$14,348	$(37,399)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	149	—	283	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,560)	(2,808)	(4,629)	(9,837)

Pro forma net income (loss)	$9,146	$(2,330)	$10,002	$(47,236)

Net income (loss) per share:
Basic—as reported	$0.14	$0.01	$0.19	$(0.49)
Diluted—as reported	$0.14	$0.01	$0.19	$(0.49)
Basic—pro forma	$0.12	$(0.03)	$0.13	$(0.64)
Diluted—pro forma	$0.12	$(0.03)	$0.13	$(0.64)

(2) SEGMENT INFORMATION

     The Company classifies its business activities into three segments: North American Customer Care, International Customer Care, and Database Marketing and Consulting. These segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operational focus. North American and International Customer Care provide comprehensive customer management services. North American Customer Care consists of customer management services provided to United States’ and Canadian clients while International Customer Care consists of all other countries. Database Marketing and Consulting provides outsourced database management, direct marketing and related customer retention services for automobile dealerships and manufacturers. All intercompany transactions between the reported segments for the periods presented have been eliminated.

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

	Restated (see Note 10)		Restated (see Note 10)
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)
Revenues:
North American Customer Care	$157,387	$154,151	$481,321	$473,830
International Customer Care	76,625	64,717	236,233	180,108
Database Marketing and Consulting	24,335	28,469	74,322	82,767

Total	$258,347	$247,337	$791,876	$736,705

Income (Loss) from Operations:
North American Customer Care	$13,996	$15,463	$41,505	$28,980
International Customer Care	(2,898)	(7,885)	(14,498)	(29,166)
Database marketing and consulting	1,119	3,026	6,198	8,896

Total	$12,217	$10,604	$33,205	$8,710

	Balance as of
	September 30,	December 31,
	2004	2003
	(in thousands)
Assets:
North American Customer Care	$305,336	$349,569
International Customer Care	72,613	108,575
Database Marketing and Consulting	82,549	96,672

Total	$460,498	$554,816

Goodwill:
North American Customer Care	$11,446	$11,446
International Customer Care	5,539	5,393
Database Marketing and Consulting	13,361	13,361

Total	$30,346	$30,200

     The following table reflects revenue based on the geographic location in which the services are provided:

	Restated (see Note 10)		Restated (see Note 10)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)
Revenue:
United States	$116,771	$136,665	$270,379	$424,412
Canada	47,110	43,341	139,655	125,114
Europe	27,080	22,293	89,933	66,693
Asia Pacific	43,665	31,833	123,954	83,534
Latin America	23,721	13,205	167,955	36,952

Total	$258,347	$247,337	$791,876	$736,705

(3) COMPREHENSIVE INCOME (LOSS)

     The Company’s comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 was as follows:

	Restated (see Note 10)		Restated (see Note 10)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)
Net income (loss) for the period	$10,557	$478	$14,348	$(37,399)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	5,321	(5,071)	(1,969)	7,662
Gain on hedging instruments	4,138	(2,584)	1,644	(686)

Other comprehensive income (loss), net of tax	9,459	(7,655)	(325)	6,976

Comprehensive income (loss)	$20,016	$(7,177)	$14,023	$(30,423)

     At September 30, 2004, accumulated comprehensive loss consisted of $11.0 million and $4.3 million of foreign currency translation adjustments and derivatives valuation, respectively. At December 31, 2003, accumulated comprehensive loss consisted of $9.3 million and $(2.6) million of foreign currency translation adjustments and derivatives valuation, respectively.

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

     In 2001, the Company received a grant from Invest Northern Ireland, formally known as the Industrial Development Board (“IDB”) of Northern Ireland (the “IDB Grant”). Pursuant to the IDB Grant, the Company received approximately $11.9 million in advance of achieving the required milestones. The advance was to be earned by achieving certain milestones related to hiring and retaining employees, capital expenditures and purchasing the facility. As of December 31, 2003, the Company was not in compliance with certain components of the IDB Grant; therefore, the advance was classified as current on the accompanying Condensed Consolidated Balance Sheet. In March 2004, the Company finalized negotiations on the terms of the IDB Grant so that the milestones could more realistically be achieved. In order to induce the IDB to restructure the terms of the IDB Grant, the Company agreed to repay $5.8 million of the advanced funds and $1.2 million of back rent in March 2004. As of September 30, 2004, approximately $7.2 million was outstanding under the IDB Grant and if the Company has not met all of the required milestones, the unearned portion of the grant becomes payable in 2011. As of September 30, 2004, $3.4 million of the outstanding balance is interest bearing and is classified as long-term as the Company believes it will meet the milestones.

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

     Based upon assessments of recoverability of its deferred tax assets, the Company’s valuation allowance as of September 30, 2004 is $21.4 million. This valuation allowance is principally related to deferred tax assets associated with the local operations in the U.S., Spain, Brazil, Argentina, Korea and India. The Company has approximately $9.1 million of net deferred tax assets as of September 30, 2004 related to certain U.S. and international countries whose recoverability is dependent upon anticipated future profitability. The net deferred tax asset for U.S. operations of approximately $0.7 million as of September 30, 2004 relates entirely to deferred tax assets originating during 2004 and is recoverable based upon management’s current estimates of future taxable income.

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

     Included in the Company’s reported operating results is a tax benefit of $4.9 million related to implementation of certain tax planning strategies, which management determined were probable during this quarter. The Company does have additional tax planning strategies in progress and under review but currently does not believe these additional strategies are considered probable of occurring. Therefore, there can be no assurance as to the timing, amount or frequency with which the Company will recognize the income tax benefit associated with ongoing or future tax planning strategies. The effect of the operating losses in the Company’s developing international markets and the positive impact of the tax planning strategies are illustrated below:

	Income (Loss)
	Before Income Taxes
	and Minority	Provision (Benefit)
Restated (see Note 10)	Interest	for Income Taxes	Effective Tax Rate
	(in thousands)
Nine-months
Operating results in the U.S. and established international locations	$24,537	$9,681	39.4%
Benefit from tax planning strategies	—	(4,921)	N/A
Developing international markets	(5,680)	65	N/A

	$18,857	$4,825	25.6%

Three-months
Operating results in the U.S. and established international locations	$11,544	$3,549	30.7%
Benefit from tax planning strategies	—	(4,921)	N/A
Developing international markets	(2,427)	—	N/A

	$9,117	$(1,372)	(15.0%)

(7) DERIVATIVES

     The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the condensed consolidated balance sheet as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in other comprehensive income. SFAS 133 requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative’s gains and losses to offset the related results of the hedged item and requires that a Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. Based on the criteria established by SFAS 133, all of the Company’s hedges consisting of foreign currency options and forward exchange contracts are deemed effective. Until September 30, 2004, the Company also had an interest rate swap designated as a hedge as discussed further below. While the Company expects that its derivative instruments will continue to meet the conditions for hedge accounting, if the hedges did not qualify as highly effective or if the Company did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. The Company does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities, as the counter parties are established, well-capitalized financial institutions.

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

     During the nine months ended September 30, 2004 and 2003, the Company recorded gains of $4.3 million and $5.5 million, respectively, for settled forward contracts, which are reflected in Revenues in the Condensed Consolidated Statements of Operations. As of September 30, 2004 and 2003, the Company had derivative assets of $7.2 million and $8.0 million, respectively, associated with foreign exchange contracts consisting of the fair market value of forward exchange contracts and options outstanding. Included in these derivative assets are premiums paid by the Company as part of obtaining the foreign exchange option contracts.

(8) RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

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

(9) CONTINGENCIES

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

(10) RESTATEMENT

     The Company has determined that restatement of the consolidated financial statements presented in its Quarterly Report on Form 10-Q for the three months ended September 30, 2004 is appropriate. As discussed in Item 9A of the 2003 Annual Report on Form 10-K/A, $9.7 million of adjustments originally recorded during 2003 related to prior periods. Additionally certain adjustments originally recorded during the first quarter of 2004 were recorded in 2003. Those adjustments were required to be reversed in the first quarter of 2004, On a combined basis they decreased net income for the nine months ended September 30, 2004 by approximately $475,000. Finally, the Company recorded a contract acquisition cost and related liability that became the right and obligation of the Company during 2002; and the Company recorded the amortization of the contract acquisition cost asset and the reduction of the liability, increasing net income for the three month periods ended September 30, 2004 and 2003 by approximately $182,000 each, and increasing net income for the nine month periods ended September 30, 2004 and 2003 by $546,000 each. Further, the Company determined that it was not properly accounting for scheduled rent escalations at some of its locations. The impact of this was to decrease rent expense by $85,000 for the three months ended September 30, 2004 and increase rent expense by $55,000 for the three months ended September 30, 2003. The impact of the lease adjustment also decreased rent expense for the nine months ended September 30, 2004 by $255,000 and increased rent expense by $165,000 for the nine months ended September 30, 2003. The Company also recorded an adjustment related to a reconciliation error that increased net income by approximately $92,000 during the nine months ended September 30, 2004.

     The consolidated financial data set forth below presents our condensed consolidated statements of operations for the three and nine month periods ended September 30, 2004 and 2003, and our condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003, on a comparative basis showing the amounts as previously reported and as restated (dollars in thousands).

Condensed Consolidated Balance Sheet	As of September 30, 2004
	As Reported	As Restated	Change
Assets
Current assets	$250,832	$250,687	$(145)
Property and equipment, net	130,864	130,864	—
Other assets	76,633	78,947	2,314

Total assets	$458,329	$460,498	$2,169

Liabilities and Stockholders’ Equity
Current liabilities	$124,495	$125,642	$1,147
Long-term liabilities	22,741	26,906	4,165
Minority interest	7,769	7,657	(112)
Stockholders’ equity	303,324	300,293	(3,031)

Total liabilities and stockholders’ equity	$458,329	$460,498	$2,169

Condensed Consolidated Balance Sheet	As of December 31, 2003
	As Reported	As Restated	Change
Assets
Current assets	$319,549	$320,368	$819
Property and equipment, net	148,690	148,690	—
Other assets	83,035	85,758	2,723

Total assets	$551,274	$554,816	$3,542

Liabilities and Stockholders’ Equity
Current liabilities	$137,039	$139,751	$2,712
Long-term liabilities	116,064	120,370	4,306
Minority interest	9,354	9,183	(171)
Stockholders’ equity	288,817	285,512	(3,305)

Total liabilities and stockholders’ equity	$551,274	$554,816	$3,542

Condensed Consolidated Statement of Operations	Three Months Ended September 30, 2004
	As Reported	As Restated	Impact On Net Income
Revenue	$256,329	$258,347	$2,018

Operating expenses
Cost of Services	(187,057)	(188,808)	(1,751)
Selling, general and administrative expenses	(43,072)	(43,072)	—
Depreciation and amortization	(14,304)	(14,304)	—
Restructuring charges	54	54	—

Income from operations	11,950	12,217	267
Other expense, net	(3,100)	(3,100)	—

Income (loss) before income taxes, minority interest, and cumulative effect of change in accounting principle	8,850	9,117	267
(Provision) benefit for income taxes	1,396	1,372	(24)
Minority interest	68	68	—

Net income	$10,314	$10,557	$243
	-

Condensed Consolidated Statement of Operations	Three Months Ended September 30, 2003
	As Reported	As Restated	Impact On Net Income
Revenue	$244,926	$247,337	$2,411

Operating expenses
Costs of services	(181,932)	(184,043)	(2,111)
Selling, general and administrative expenses	(37,372)	(36,192)	1,180
Depreciation and amortization	(15,173)	(15,173)	—
Restructuring charges	(1,325)	(1,325)	—

Income from operations	9,124	10,604	1,480
Other expense, net	(2,165)	(2,165)	—

Income (loss) before income taxes, minority interest, and cumulative effect of change in accounting principle	6,959	8,439	1,480
Provision for income taxes	(4,409)	(7,258)	(2,849)
Minority interest	(470)	(703)	(233)

Net income	$2,080	$478	$(1,602)

Condensed Consolidated Statement of Operations	Nine Months Ended September 30, 2004
	As Reported	As Restated	Impact On Net Income
Revenue	$787,205	$791,876	$4,671

Operating expenses
Costs of services	(583,738)	(587,213)	(3,475)
Selling, general and administrative expenses	(122,816)	(122,215)	601
Depreciation and amortization	(44,492)	(44,492)	—
Restructuring charges	(2,110)	(2,110)	—
Impairment loss	(2,641)	(2,641)	—

Income from operations	31,408	33,205	1,797
Other expense, net	(13,236)	(14,348)	(1,112)

Income (loss) before income taxes, minority interest, and cumulative effect of change in accounting principle	18,172	18,857	685
Provision for income taxes	(4,512)	(4,825)	(313)
Minority interest	316	316	—

Net income	$13,976	$14,348	$372

Condensed Consolidated Statement of Operations	Nine Months Ended September 30, 2003
	As Reported	As Restated	Impact On Net Income
Revenue	$730,710	$736,705	$5,995

Operating expenses
Costs of services	(558,399)	(562,539)	(4,140)
Selling, general and administrative expenses	(117,726)	(112,987)	4,739
Depreciation and amortization	(43,036)	(43,036)	—
Restructuring charges	(2,478)	(2,478)	—
Restructuring charges	(6,955)	(6,955)	—

Income from operations	2,116	8,710	6,594
Other expense, net	(9,083)	(9,083)	—

Income (loss) before income taxes, minority interest, and cumulative effect of change in accounting principle	(6,967)	(373)	6,594
Provision for income taxes	(30,865)	(35,304)	(4,439)
Minority interest	(1,023)	(1,722)	(699)

Net income	$(38,855)	$(37,399)	$1,456

     The table below presents the impact on net income of the changes by major category.

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Taxes	$(24)	$(2,849)	$(313)	$(529)
Amortization of contract acquisition costs	182	182	546	546
Leases	85	(55)	255	165
Adjustments reversed	—	—	(208)	—
Adjustments from reconciliations	—	1,120	92	1,274

Total	$243	$(1,602)	$372	$1,456

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

Restatement of Consolidated Financial Statements

     On December 30, 2004, we announced that our Audit Committee met and agreed with management’s recommendation that we restate our financial statements for the year ended December 31, 2003. We are filing this Form 10-Q/A in conjunction with that restatement to allow comparability between the quarterly financial statements for 2004 and the restated quarterly consolidated financial statements for 2003. In addition, we identified certain adjustments to the 2004 consolidated financial statements that were appropriate.

     The restatement is primarily a result of a comprehensive review of our consolidated financial statements. We identified adjustments to our amortization of contract acquisition costs (an increase to net income of $.02 million and $0.5 million for the three and nine month periods ended September 30, 2004 and 2003, respectively), derivative accounting (no net effect on net income) and lease accounting (a increase to net income of $0.1 million and $0.3 million for the three and nine month periods ended September 30, 2004 and 2003, respectively).

     Except as updated to reflect the restatement, the discussion below, including without limitation any forward-looking information contained therein, speaks only as of the initial filing date of November 5, 2004. We recommend that you read the discussion below in conjunction with all other periodic and current reports we filed under the Exchange Act after the filing of the original Form 10-Q, including without limitation the information described in Note 12 to the consolidated financial statements included in this Form 10-Q/A.

The statements contained in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations are based on the restated Consolidated Financial Statements. The effects of the restatement are presented in Note 10 to the Consolidated Financial Statements.

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

     A majority of revenue from this segment is generated utilizing a database and contact engine to promote the service business of automotive dealership customers (both current and potential) using targeted marketing solutions through the “web”, email, phone or mail. As previously forecasted, due to a combination of factors, both internal and external (such as client renewals, increases in selling, general and administrative expenses and the completion of retrofitting software for new client applications), our income from operations declined materially during the first nine months of 2004 as compared to 2003 as shown on page 24 (excluding the impact of changes in use tax accruals discussed on page 27 under Selling, General and Administrative).

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

Critical Accounting Policies

     We have identified the policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

     Impairment of Long-Lived Assets. During the year, we evaluate the carrying value of our individual CMCs in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) to evaluate whether future operating results are sufficient to recover the carrying costs of these long-lived assets. When the operating results of a center have reasonably progressed to a point making it likely that the site will continue to sustain losses in the future, or there is a current expectation that a CMC will be closed or otherwise disposed of before the end of its previously estimated useful life, we select the center for further review.

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

RESULTS OF OPERATIONS

Operating Review

     The following table is presented to facilitate Management’s Discussion and Analysis (dollars in thousands):

	Restated (see Note 10)
	Three Months Ended September 30,
		% of		% of
	2004	Revenue	2003	Revenue	$ Change	% Change

Revenue:
North American Customer Care	$157,387	60.9%	$154,151	62.3%	$3,236	2.1%
International Customer Care	76,625	29.7%	64,717	26.2%	11,908	18.4%
Database Marketing and Consulting	24,335	9.5%	28,469	11.5%	(4,134)	-14.5%

	$258,347	100.0%	$247,337	100.0%	$11,010	4.5%
Costs of Services:
North American Customer Care	$116,716	74.2%	$115,883	75.2%	$833	0.7%
International Customer Care	61,254	79.9%	54,198	83.7%	7,056	13.0%
Database Marketing and Consulting	10,838	44.5%	13,962	49.0%	(3,124)	-22.4%

	$188,808	73.1%	$184,043	74.4%	$4,765	2.6%
Selling, General and Administrative:
North American Customer Care	$19,048	12.1%	$13,782	8.9%	$5,266	38.2%
International Customer Care	14,026	18.3%	13,420	20.7%	606	4.5%
Database Marketing and Consulting	9,998	41.1%	8,990	31.6%	1,008	11.2%

	$43,072	16.7%	36,192	14.6%	$6,880	19.0%
Depreciation and Amortization:
North American Customer Care	$7,819	5.0%	$8,425	5.5%	$(606)	-7.2%
International Customer Care	4,126	5.4%	4,358	6.7%	(232)	-5.3%
Database Marketing and Consulting	2,359	9.7%	2,390	8.4%	(31)	-1.3%

	$14,304	5.6%	$15,173	6.1%	$(869)	-5.7%
Restructuring Charges, net:
North American Customer Care	$(192)	-0.1%	$598	0.4%	$(790)	-132.1%
International Customer Care	117	0.2%	626	1.0%	(509)	-81.3%
Database Marketing and Consulting	21	0.1%	101	0.4%	(80)	-79.2%

	$(54)	0.0%	$1,325	0.5%	$(1,379)	104.1%
Income (Loss) from Operations:
North American Customer Care	$13,996	8.9%	$15,463	10.0%	$(1,467)	-9.5%
International Customer Care	(2,898)	-3.8%	(7,885)	-12.2%	4,987	63.2%
Database Marketing and Consulting	1,119	4.6%	3,026	10.6%	(1,907)	-63.0%

	$12,217	4.7%	$10,604	4.3%	$1,613	15.2.0%
Other Income (Expense):	$(3,100)	-1.2%	$(2,165)	-0.9%	$(935)	-43.2%
Provision (Benefit) for Income Taxes:	$(1,372)	-0.5%	$7,258	2.9%	$(7,630)	-121.9%

Restated (see Note 11)

	Nine Months Ended September 30,
		% of		% of
	2004	Revenue	2003	Revenue	$ Change	% Change

Revenue:
North American Customer Care	$481,255	60.8%	$473,830	64.3%	$7,425	1.6%
International Customer Care	236,233	29.8%	180,108	24.4%	56,125	31.2%
Database Marketing and Consulting	74,388	9.4%	82,767	11.2%	(8,379)	-10.1%

	$791,876	100.0%	$736,705		$55,171	7.5%

Costs of Services:
North American Customer Care	$362,124	75.2%	$370,076	78.1%	$(7,952)	-2.1%
International Customer Care	192,642	81.5%	152,072	84.4%	40,570	26.7%
Database Marketing and Consulting	32,447	43.6%	40,391	48.8%	(7,944)	-19.7%

	$587,213	74.2%	$562,539	76.4%	$24,674	4.4%

Selling, General and Administrative:
North American Customer Care	$52,808	11.0%	$45,834	9.7%	$6,974	15.2%
International Customer Care	41,719	17.7%	40,898	22.7%	821	2.0%
Database Marketing and Consulting	27,688	37.2%	26,255	31.7%	1,433	5.5%

	$122,215	15.4%	$112,987	15.3%	$9,228	8.2%

Depreciation and Amortization:
North American Customer Care	$24,330	5.1%	$24,252	5.1%	$78	0.3%
International Customer Care	12,880	5.5%	11,660	6.5%	1,220	10.5%
Database Marketing and Consulting	7,282	9.8%	7,124	8.6%	158	2.2%

	$44,492	5.6%	$43,036	5.8%	$1,456	3.4%

Restructuring Charges, net:
North American Customer Care	$673	0.1%	$733	0.2%	$(60)	-8.2%
International Customer Care	849	0.4%	1,644	0.9%	(795)	-48.4%
Database Marketing and Consulting	588	0.8%	101	0.1%	487	482.2%

	$2,110	0.3%	$2,478	0.3%	$(368)	14.9%

Impairment Loss:
North American Customer Care	—	0.0%	$3,955	0.8%	$(3,955)	-100.0%
International Customer Care	2,641	1.1%	3,000	1.7%	(359)	-12.0%
Database Marketing and Consulting	—	0.0%	—	0.0%	—	0.0%

	$2,641	0.3%	$6,955	0.9%	$(4,314)	-62.0%

Income (Loss) from Operations:
North American Customer Care	$41,320	8.6%	28,980	6.1%	$12,340	42.6%
International Customer Care	(14,498)	-6.1%	(29,166)	-16.2%	14,668	50.3%
Database Marketing and Consulting	6,383	8.6%	8,896	10.7%	(2,513)	-28.2%

	$33,205	4.2%	$8,710	1.2%	$24,495	281.2%

Other Income (Expense):	$(14,348)	-1.8%	$(9,083)	-1.2%	$(5,265)	58.0%
Provision for Income Taxes:	$4,825	0.6%	$35,304	4.8%	$(30,749)	-86.3%

Financial Comparison

     The following table is a condensed presentation of the components of the changes in net income (loss) between the three and nine month periods ended September 30, 2004 and 2003 designed to facilitate the discussion of results in this Form 10-Q (all amounts are approximate and in thousands):

	Quarter-to-date	Year-to-date
Current period (2004) reported net income	$10,557	$14,348
Prior period (2003) reported net income	478	(37,399)

Difference	$10,079	$51,747

Explanation:
Net increase to income from operations excluding items separately identified below:	$9,031	$45,493
Operating results of new international markets	(664)	(4,193)
Impact of declining minimum commitments discussed in Client Concentrations	(6,471)	(16,031)
Change in restructuring charges, net	1,379	368
Change in impairment losses	—	4,314
Change in use tax accruals	—	1,883
Termination of United States Postal Services contract	89	(2,971)
Reversal of prior year bonus accruals in prior periods	—	(1,118)
Decrease (increase) in interest expense	341	(911)

Increase (decrease) in interest income	1,755	1,819
Debt restructuring charges	(2,756)	(10,402)
Change in foreign currency transaction losses / gains	(446)	2,647
Other	(809)	370
Tax Items
Tax impact of above	(867)	(12,434)
Deferred tax valuation allowance and other	4,576	37,992
Impact of tax planning strategies	4,921	4,921

	$10,079	$51,747

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

Income taxes. The effective tax rate for the three months ended September 30, 2004 was (15.0)% as described in Note 6 to the accompanying Condensed Consolidated Financial Statements. For succeeding quarters, our effective tax rate will be affected by many factors including (i) the amount and placement of new business into tax jurisdictions with valuation allowances and without valuation allowances and (ii) the impact of any tax refunds that we might realize from various tax planning strategies and filing positions we are pursuing. At this time, our estimate of the annual 2004 effective tax rate is in the range of 45% to 55%, exclusive of tax refunds from tax planning strategies and filing positions.

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

Income taxes. The effective tax rate for the nine months ended September 30 of 2004 was 25.6% as described in Note 6 to the accompanying Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

     Cash Requirements

     Our primary future cash requirements in the accompanying Condensed Consolidated Financial Statements are shown in the following table of contractual obligations as of September 30, 2004 (amounts in thousands):

	Less than			Over
Contractual Obligations	1 year	2-3 years	4-5 years	5 years	Total
Long-term debt 1	$77	$233	$—	$—	$310
Capital lease obligations 1	227	29	—	—	256
Line of credit 1	—	7,200	—	—	7,200
Grant advances 1	—	—	—	7,242	7,242
Purchase obligations 2	40,299	18,575	12,481	—	71,355
Operating lease commitments 2	26,083	40,111	27,394	56,670	150,258

Total	$66,686	$66,148	$39,875	$63,912	$236,621

1	Reflected on accompanying Condensed Consolidated Balance Sheets.

2	Not reflected on accompanying Condensed Consolidated Balance Sheets.

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

     Sources of Cash

     Operations. Our primary capital resources are net cash provided by operating activities and proceeds from financing activities. Cash provided by operating activities was $59.9 million during the nine-months ended September 30, 2004 compared to $30.8 million in the same period of 2003. The improvement in cash provided by operating activities is due mainly to the improvement in income from operations of $24.5 million for the nine-months ended September 20, 2004 compared to the same period in 2003. Cash provided by operating activities during the nine-months ended September 30, 2004 consists of net income of $14.3 million before adjustments for depreciation and amortization, deferred taxes on income, changes in working capital and the impairment of certain fixed assets. The effect of the change in working capital accounts and other assets and liabilities on the accompanying Condensed Consolidated Statements of Cash Flows between years was approximately $8.5 million. The change in accounts receivable is primarily the result of an increase in days sales outstanding from 51 days as of December 31, 2003 to 58 days as of September 30, 2004.

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

Item 6.

EXHIBITS

(a) Exhibits

Exhibit No.	Exhibit Description
10.40	Credit Agreement among TeleTech Holdings, Inc., as borrower, The Lenders named herein, Lenders, and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of May 5, 2004.*

10.41	First Amendment to Credit Agreement among TeleTech Holdings, Inc., as borrower, The Lenders named herein, Lenders, and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of May 5, 2004.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

* Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC.
(Registrant)

Date: March 1, 2005	By: /s/ KENNETH D. TUCHMAN
Kenneth D. Tuchman
Chairman and Chief Executive Officer
(Duly Authorized Officer)

Date: March 1, 2005	By: /s/ DENNIS J. LACEY Executive Vice President and Chief
Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.40	Credit Agreement among TeleTech Holdings, Inc., as borrower, The Lenders named herein, Lenders, and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of May 5, 2004.*

10.41	First Amendment to Credit Agreement among TeleTech Holdings, Inc., as borrower, The Lenders named herein, Lenders, and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of May 5, 2004.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

* Previously filed.