Form 10-K
period 2004-12-31
TELETECH HOLDINGS INC
filed 2005-03-08
CIK 1013880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10- K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, there were 74,584,463 shares of the registrant’s common stock outstanding. The aggregate market value of the registrant’s voting and non-voting common stock that was held by non-affiliates on such date was $309,078,777 based on the closing sale price of the registrant’s common stock on such date as reported on the NASDAQ National Market.

As of February 23, 2005, there were 75,066,793 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of TeleTech Holdings, Inc.’s definitive proxy statement for its annual meeting of stockholders to be held on May 24, 2005, are incorporated by reference into Part III of this Form 10-K, as indicated.

PART I

This Form 10-K and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations and projections. Statements that are not historical facts, including statements about the beliefs and expectations of TeleTech Holdings, Inc., are forward-looking statements. These statements discuss potential risks and uncertainties; and, therefore, actual results may differ materially. We have set forth, beginning on page 6 of this Form 10-K, a detailed discussion of risks and uncertainties relating to our business. We caution investors not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

In various places throughout this Form 10-K we use certain non-GAAP financial measures when describing our performance. We believe such non-GAAP financial measures are informative to the users of our financial information. We discuss non-GAAP financial measures in Item 7 of this Form 10-K under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations — Presentation of Non-GAAP Measurements.

Item 1. Business.

TeleTech Holdings, Inc., (“TeleTech,” “Management” or the “Company”) is a provider of outsourced customer management services on a global basis. The Company was organized as a Delaware corporation on December 22, 1994 to continue the operations of its predecessor. The Company completed its initial public offering (“IPO”) in 1996. Since its IPO, the Company has grown from 9 customer management centers (“CMCs” or “Centers”) in four countries to 67 locations in 17 countries. We seek to develop strategic relationships with our clients. Our two primary businesses are Customer Management Services and Database Marketing and Consulting. Our Customer Management Services business provides outsourced customer support and marketing services for a variety of industries via CMCs throughout the world (“Customer Care”), while our Database Marketing and Consulting business provides outsourced database management, direct marketing and related customer acquisition and retention services for automotive dealerships and manufacturers in North America.

Our principal executive offices are located at 9197 South Peoria Street, Englewood, Colorado 80112, and the telephone number at that address is (303) 397-8100. Electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available free of charge by visiting the “Investors” section of our web site at www.teletech.com. These reports are posted as soon as reasonably practicable after they are electronically filed or furnished with the Securities and Exchange Commission (“SEC”). In addition, we will provide electronic or paper copies of our SEC filings, free of charge, upon request.

TeleTech grew in revenue and profitability from 1998 to 2000, primarily driven by increases in large, global client contracts. Although revenue growth continued from 2000 to 2002, we began to experience losses beginning in 2001, which continued through 2003. Those losses were the result of the following factors:

•	Sales cycles increasing as a result of the global economic downturn;

•	Certain client contracts terminating or being scaled back resulting in excess capacity;

•	Pricing and contract terms experiencing pressure as a result of the maturation of the customer management industry;

•	International operations experiencing difficulties, including an unsuccessful acquisition in Spain during 2000, excess capacity in the United Kingdom, and excess capacity coupled with certain unprofitable client programs in Latin America;

•	Decreased profitability of a large North America client program prior to transitioning the work to lower cost locations;

•	Charges related to workforce reductions, asset impairments and the closure of certain CMCs; and

•	Increased development costs due to efforts to create new, value-added services and solutions for clients.

Business Turnaround

We are in the process of completing a business turnaround to return the Company to consistent profitability. To achieve this objective we have taken the following actions over the last 12 months:

•	Terminated client contracts that we determined could not be reasonably returned to our desired level of profitability;

•	Transitioned certain client programs to lower cost locations to improve profitability;

•	Reduced our global operating costs, including reducing our global workforce and general and administrative expenses;

•	Appointed new management teams in our North America, Europe, Asia Pacific and Latin America operations;

•	Implemented a plan to improve workforce utilization and operational efficiencies;

•	Invested in our sales and account management teams;

•	Expanded our lower cost, English-speaking services in Argentina, Canada, Mexico, India and the Philippines; and

•	Established product and sales teams to focus on the development of new products and services.

The results of implementing those measures have been:

•	Four consecutive quarters of profitability;

•	Increased cash flows from operations over the prior year; and

•	Reduced outstanding debt by more than $120.0 million.

Description of Business

We operate two distinct businesses; Customer Management Services and Database Marketing and Consulting. We further classify our Customer Management Services into North American Customer Care (providing customer management services to clients in the United States (“U.S.”) and Canada) and International Customer Care (consisting of clients in all other countries), resulting in three segments, which reflect our management of the Company, our internal financial reporting and our operating focus.

Financial information about our segments and geographic locations, including Revenue, Income (Loss) from Operations and Total Assets, can be found in Note 2 to Consolidated Financial Statements.

One of our strategies is to leverage lower cost labor opportunities offered by certain countries to increase our business with U.S. corporations. We provide services to certain U.S. clients from CMCs in Canada, India, Argentina, Mexico and the Philippines. Under these arrangements, the U.S. subsidiary invoices and collects from the client while entering into a simultaneous contract with the foreign subsidiary. The foreign subsidiary is reimbursed for actual costs plus a reasonable profit margin. As a result, a portion of the profits from these contracts is recorded in the U.S. and a portion is recorded in the foreign locations.

Many of these arrangements are U.S. client contracts being serviced by CMCs in Canada, India and the Philippines. In these circumstances the profits related to such arrangements are recorded in the North American Customer Care segment. If U.S. client contracts are serviced by other countries a portion of the profits are recorded in the International Customer Care segment. At times, a foreign location will contract with other foreign locations to fulfill client contracts. Such situations do not impact segment reporting as the profits are reported in the International Customer Care segment.

Customer Management Services

Our Customer Management Services business manages customer interactions on behalf of our clients via multi-channel CMCs throughout the world, using telephone, e-mail, integrated voice response and web-based services. As approximately 95% of our Customer Management Services revenue comes from inbound customer interactions, restrictions under the Do Not Call registry do not have a material impact on our business.

     Our Customer Management Services business includes:

•	Customer Acquisition Services: We provide new account services including processing and fulfilling pre-sale information requests, verifying sales, activating services and directing customers to product or service sources.

•	Customer Provisioning Services: We manage front and back-office processes from order to installation.

•	Customer Support Services: We manage customer support interactions ranging from basic services such as billing support and account maintenance, to complex transactions such as insurance claims processing, technical and help-desk support.

•	Customer Development Services: We assist our clients with identifying high-value customers and seek to increase clients’ sales through up-selling and cross-selling their products and/or services.

•	Customer Retention Programs: We work in conjunction with clients to develop targeted customer satisfaction and loyalty programs to help manage customer attrition and/or turnover.

•	Other Customer-Related Programs: We assist our clients with account collections, collecting market research from customers and performing outbound-call campaigns.

Many clients require a combination of the above services (“customer management solutions”). Additionally, we work to develop new products and services to meet client needs (“solutions”).

We offer clients an alternative to using in-house resources to manage customer relationships. Clients are able to utilize our customer management experience, infrastructure, technology and resources to increase customer satisfaction. Our core competencies include:

•	Infrastructure deployment, including development of data centers and CMCs;

•	Workforce development, including recruitment, education and management of client-dedicated customer service representatives (“CSRs”);

•	Process control implementation, including formulating and engineering quality control systems;

•	Technology consulting and implementation, including the integration of hardware, software, network and computer-telephony technology; and

•	Database management, including the accumulation, management and analysis of customer information to aid in the development of marketing strategies.

We offer services under three programs; (i) Fully Outsourced, which are turnkey CMCs leased, equipped and staffed by us, (ii) Facilities Management, which are CMCs owned or leased and equipped by our clients and staffed by us, and (iii) Infrastructure Outsourced, which are CMCs leased and equipped by us and staffed by our clients.

Fully Outsourced CMCs may be dedicated to single client (“Dedicated Centers”) or serve multiple clients (“Multi-client Centers”). As of December 31, 2004, we had 25,005 workstations in 67 CMCs, of which 14 were Dedicated Centers, 35 were Multi-client Centers, and 18 were Managed Centers representing 5,658, 15,357 and 3,990 seats of capacity, respectively.

Markets and Clients. We focus on large global corporations in the following industries: Automotive, Communications and Media, Financial Services, Government, Healthcare, Logistics, Retail, Technology and Travel. The Communications and Media industry comprises approximately 50% of our total revenue and represents the largest portion of our client programs.

Percepta, LLC (“Percepta”) our 55% owned joint venture with Ford Motor Company (“Ford”), provides customer management services to Ford customers and internal Ford organizations.

We had two clients who individually represented more than 10% of 2004 total revenue: Nextel Communications, Inc. (“Nextel”) (the Company contracts with IBM, who contracts with Nextel) and Verizon Communications (“Verizon”), which accounted for 15.7% and 13.3% of total revenue, respectively.

Certain of our communications clients, which represent approximately one-third of our annual revenue, also provide us telecommunication services. We believe each of these supplier contracts is negotiated on an arms-length basis and may be negotiated at different times and with different legal entities. Expenditures under these supplier contracts represent less than one-percent of total costs.

Sales and Marketing. We typically provide customer management services pursuant to written contracts with terms ranging from one to eight years and our contracts often contain renewal and/or extension options. Under the majority of our significant contracts, we generate revenue based on the amount of time CSRs devote to a client’s program. In addition, clients are typically required to pay fees relating to the implementation of the program including initial education and training of CSRs, setup of the program, and development and integration of computer software and technology. Clients also may be required to pay fees relating to the management of the program and the recruiting, hiring and training of new CSRs to backfill vacant positions. Such fees may be billed as a separate charge upfront, or may be bundled into the production rate over the life of the contract.

Contracts may, depending upon our assessment of the associated risks and opportunities, include provisions such as: (i) performance-based pricing provisions, whereby the client may pay more or we may have to issue a credit, depending upon our ability to meet agreed upon performance metrics, and (ii) a requirement for our clients to pay a fee in the event of early termination.

Most contracts have price adjustment terms allowing for cost of living adjustments and/or market changes in agent labor costs. Additionally, our client contracts generally contain provisions that designate the manner by which we receive payment for our services and allow us or the client to terminate the contract upon the occurrence of certain events.

We employ a team sales approach and seek to hire business development professionals with experience in our targeted industries in order to best negotiate these contracts to fulfill the Company’s operational goals.

Operations. We provide customer management services through the operation of 67 CMCs located in the U.S., Argentina, Australia, Brazil, Canada, China, Germany, India, Korea, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore, and Spain.

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

Once we take occupancy of a site, we use a standardized development process designed to minimize the time it takes to open a new CMC and control costs. The site is retrofitted to requirements that incorporate engineering, cost control and scheduling concepts while placing emphasis on the quality of the work environment. Upon completion, we integrate the new CMC into our corporate real estate and asset management programs. Generally, we can establish a new, fully operational inbound CMC containing 450 or more workstations within 120 days after a lease is finalized and signed.

We assess the expected long-term capacity utilization of our Centers quarterly. Accordingly, we may consolidate or close under-performing Centers, including those impacted by the loss of a major client program, in order to maintain or improve targeted utilization and margins.

Quality Assurance. We monitor and measure the quality and accuracy of our customer interactions through regional quality assurance departments. These departments evaluate, on a real-time basis, a certain percentage of the customer interactions during a day, across all of the customer interaction mediums utilized within the Center. Each Center has the ability to enable its clients to monitor customer interactions as they occur. Using criteria mutually determined with the client, quality assurance professionals monitor, evaluate, and provide feedback to the representatives on a weekly basis. As appropriate, representatives are recognized for superior performance or scheduled for additional training and coaching.

Technology. Our technology platforms are designed to maximize the utilization of the CMCs and increase the efficiency of the CSRs. We use interaction routing technology designed to expedite response times, and workforce management systems designed to establish CSR staffing levels that most efficiently meet call volume demands. In addition, our technology platform allows for tracking of each customer interaction, filing the information within a relational database and generating reports on demand so that both our clients and our internal operations teams can analyze the performance of the client program and gain information regarding customer behaviors.

We have invested in designing and developing industry-specific, open-systems software applications and tools and, as a result, maintain a library of reusable software code for use in future developments. We run our application software on an open-system, client-server architecture and use a variety of products developed by third-party vendors. We continue to invest resources into the development and implementation of emerging customer management and technical support technologies.

Human Resources. To sustain an adequate level of service and support for our clients’ customers, our CSRs undergo training before managing customer interactions and for many client programs, receive ongoing training on a regular basis. In addition to learning about the clients’ corporate culture and specific product or service offerings, CSRs receive training in the numerous media we use to execute our clients’ customer management program. We primarily offer full-time positions with competitive salaries and wages and a full range of employee benefits.

Competition. We compete primarily with the in-house customer management operations of our current and potential clients. We also compete with certain companies that provide customer management services on an outsourced basis, including Accenture, Convergys Corporation, EDS, IBM, SITEL Corporation and Sykes Enterprises Incorporated, among others. We may work with some of these companies on a sub-contract basis. We compete primarily on the basis of experience, global locations, quality and scope of services, speed and flexibility of implementation, technological expertise, price and contractual terms. A number of competitors may have greater capabilities and resources than ours. Additionally, niche providers or new entrants could capture a segment of the market by developing new systems or services that could impact our market potential.

International Operations. Our international operations consist of customer management services provided to clients from facilities outside of the U.S., Philippines, India and Canada; including Europe, Latin America and Asia Pacific. Our businesses in these three regions are operated and managed as described above. Outbound programs represent a higher percentage of our client programs internationally than in North America. In Spain, our employees are subject to collective bargaining agreements under national labor laws. Additionally, competition in our international locations includes smaller, local providers of customer management services in addition to the global providers listed above.

Database Marketing and Consulting

Our Database Marketing and Consulting segment provides outsourced database management, direct marketing and related customer acquisition and retention services for automotive dealerships and automobile manufacturers, primarily in North America. The services provided by our Database Marketing and Consulting segment primarily consist of marketing campaigns utilizing direct mail and outbound teleservice to promote automobile service business from a dealership’s own customer base.

Markets and Clients. We provide Database Marketing and Consulting services to automotive dealers and manufacturers in the U.S. and Canada. We have contracts with more than 4,200 automobile dealers representing 21 different brand names. Additionally, we provide services directly to automobile manufacturers primarily related to national sales and service promotions.

A significant number of our clients in this segment are affiliated with Ford, a member of our joint venture, Percepta.

Sales and Marketing. We employ sales professionals located in major markets throughout the U.S. and Canada.

Operations. We have developed expertise in the operational aspects of database management, direct marketing and teleservice. Our core competencies include; (i) developing and installing databases with dealership-specific information; (ii) updating dealership data through our automated computer system; (iii) compiling related data; (iv) maintaining automobile maintenance schedules; and (v) providing systems for customer solicitation using direct mail and outbound teleservice.

Quality Assurance. We are ISO 9000:2000 certified and undergo semi-annual surveillance audits to maintain this certification. We monitor and measure the ongoing quality and accuracy of our processes and systems associated with our products through operating metrics. These metrics are routinely evaluated against the current business environment.

Technology. We have invested significant resources in designing and developing proprietary industry-specific software applications and tools and as a result, maintain a library of reusable software code for use in future developments. We continue to invest resources into the development and implementation of emerging automotive customer services.

Human Resources. We aim to recruit and hire management who have experience with automotive manufacturers and/or dealerships to enable us to provide our clients with an understanding of dealership operations and processes. Our employees receive training before managing customer interactions and for many client programs, receive ongoing training on a regular basis.

Competition. We compete with a variety of companies, including large national or multi-national companies and smaller regional or local companies. Our two significant national competitors are Reynolds & Reynolds, Co. and Moore Corporation Limited. Smaller competitors include Autobytel, On-line Administrators, and eLeads. In addition, R.L. Polk has offered services that are similar to ours on a limited basis. As the trend toward dealership consolidation continues, dealerships may decide to create internal economies of scale, and could choose to satisfy their database management and direct marketing needs internally.

Joint Ventures

During the first quarter of 2000, the Company and Ford formed Percepta, a joint venture. Percepta was formed to provide global customer management solutions for Ford and other automotive companies. Percepta is currently providing such services in the U.S., Canada, Australia and Scotland. The Company owns 55% and Ford owns 45% and each joint venture partner shares in the profits, dividends and any distributions of assets in accordance with its ownership percentage.

In connection with this formation, the Company issued stock purchase warrants to Ford entitling Ford to purchase 750,000 shares of TeleTech common stock for $12.47 per share. These warrants were valued at $5.1 million using the Black-Scholes Option model. The warrants expire on December 31, 2005.

Ford has the right to earn additional warrants based upon Percepta’s achievement of certain revenue thresholds through 2004. Such thresholds were not achieved for the years 2000 through 2004. The number of warrants to be issued is subject to a formula based upon the profitability of Percepta, among other factors. The exercise price of any warrants issued under the agreement will be at a 5% premium over the Company’s stock price at the date the warrants are issued.

Under the joint venture operating agreement, the Company has the right to require Ford to purchase its interest in Percepta at fair market value at any time after December 31, 2004. Ford also has the right to require the Company to sell its interest in Percepta at fair market value at any time after December 31, 2004. The Company does not intend to require Ford to purchase our interest in Percepta. At the October 8, 2004 Board of Directors meeting of Percepta, Ford reported that it does not intend to call our interest at this time and will not revisit this topic for at least one year. The net book value of Percepta as of December 31, 2004 is approximately $7.6 million. For the year ended December 31, 2004, Percepta reported revenue and income from operations of $83.2 million and $5.9 million, respectively.

In April 2003, we announced a joint venture agreement with Bharti Enterprises Limited (“Bharti”) to provide in-country and offshore customer management solutions in India. Under the terms of the agreement, TeleTech and Bharti participate in a joint venture known as TeleTech Services India Private Limited (“TeleTech India”). Initially, TeleTech and Bharti each had a 50% ownership interest in TeleTech India with TeleTech having the ability to acquire up to 80% of the venture. In February 2004, we acquired an additional 10% interest in TeleTech India, bringing our total ownership interest to 60%.

Employees

As of December 31, 2004, we had over 32,000 employees in 17 countries. Approximately 81% of these employees held full-time positions. Our industry is labor-intensive and traditionally experiences significant personnel turnover. Our employees in Spain are subject to collective bargaining agreements mandated under national labor laws.

Seasonality

Historically we have experienced a seasonal impact in the fourth quarter primarily related to higher volumes from a few clients with seasonality in their business, particularly the package delivery business. Also, we typically experience higher labor related costs during the first quarter due to payroll taxes.

Working Capital

Information about our liquidity is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

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

Forward-looking information may prove to be inaccurate. Some of the information presented in this Annual Report on Form 10-K constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements that include terms such as “may,” “will,” “intend,” “anticipate,” “estimate,” “expect,” “continue,” “believe,” “plan,” or the like, as well as all statements that are not historical facts. Forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from current expectations. Although we believe our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from expectations. Factors that could cause actual results to differ from expectations or have a material adverse effect upon our business include:

Our revenues are generated from a limited number of clients. We rely on strategic, long-term relationships with large, global companies in targeted industries. As a result, we derive a substantial portion of our revenue from relatively few clients. Additionally, client consolidations could result in a loss of clients. There can be no assurance that we will not become more dependent on a few significant clients, that we will be able to retain any of our largest clients, that the volumes or profit margins of our most significant programs will not be reduced, or that we would be able to replace such clients or programs with clients or programs that generate comparable revenue and profits.

Our business may be affected by the success of our clients. In substantially all of our client programs, we generate revenue based, in large part, on the amount of time our personnel devote to a client’s customers. Consequently, the amount of revenue generated from any particular client program is dependent upon consumers’ interest in, and use of, the client’s products and/or services. There can be no assurance that our clients will continue to market products and services or develop new products and services that require them to use our services.

Our financial results may be adversely impacted by the global economy. Our ability to enter into new multi-year contracts with large clients may be impacted by the general macroeconomic environment in which our clients and their customers operate. Weakening economic conditions, both global and local in nature, could result in increased sales cycles, delays in finalizing new business opportunities, slower growth and reduced revenues from existing contracts. An economic downturn could negatively impact the financial condition of our clients, thereby increasing our risk of not receiving payment for services. There can be no assurance that weakening economic conditions or acts of terrorism throughout the world will not adversely impact our results of operations and/or financial position.

Our business is subject to federal, state and international regulations. Changes in U.S. federal, state and international outsourcing requirements, restrictions and disclosures may affect the sale of our services, including expansion of overseas operations. In the U.S., some of our services must comply with various federal and state requirements and regulations regarding the method and practices of placing outbound telephone calls. There can be no assurance that changes in these regulations and requirements or new restrictive regulations and requirements, will not slow growth of these services or require us to incur substantial costs.

Our success is subject to the terms of our contracts. Most of our contracts do not ensure that we will generate a minimum level of revenue, and the profitability of each client program may fluctuate, sometimes significantly, throughout the various stages of a program. Our objective is to sign multi-year contracts with our clients. However, our contracts generally enable the clients to terminate the contract or reduce customer interaction volumes. Our larger contracts generally require the client to pay a contractually agreed amount in the event of early termination. Additionally, certain contracts have performance-related bonus and/or penalty provisions, whereby the client may pay us a bonus or we may have to issue a credit based upon our ability to meet agreed upon performance metrics. There can be no assurance that we will be able to collect early termination fees, avoid performance penalties or earn performance bonuses.

Our business may be subject to sales and use tax liabilities. We may be subject to past and future sales or use tax liabilities. Use taxes are generally borne by the Company and are considered a cost of doing business. If we determine that we have significant past or future obligations, it could have an adverse affect on future results of operations. There can be no assurance that we will be successful in passing sales tax through to our clients.

Our business may be affected by our ability to obtain financing. From time to time, we may need to obtain debt or equity financing for capital expenditures, for payment of existing obligations or to replenish cash reserves. Additionally, our existing debt agreements require us to comply with certain financial covenants. There can be no assurance that we will be able to obtain debt or equity financing, or that any such financing would be on terms acceptable to us. There can be no assurance that we will be able to meet the financial covenants under our debt agreements or, in the event of noncompliance, will be able to obtain waivers or amendments from the lenders.

Our business may be affected by risks associated with international operations and expansion. One component of our growth strategy is continued international expansion. There are certain risks inherent with conducting international business including longer payment cycles, difficulties in accounts receivable collections, difficulties in complying with foreign laws, unexpected changes in regulatory requirements, political and social instability and potentially adverse tax consequences. Any one or more of these factors could have a material adverse effect on our international operations and, consequently, on our business, consolidated results of operations or consolidated financial condition. There can be no assurance that we will be able to manage our international operations successfully.

Our financial results maybe impacted by our ability to find new locations. Our future success will be dependent upon being able to find cost effective locations in which to operate, both domestically and internationally. There is no assurance that we will be able to find cost effective locations, obtain favorable lease terms and build or retrofit facilities in a timely or economic manner.

Our financial results may be adversely affected by increases in business costs. Some of our larger contracts allow us to increase our service fees if, and to the extent, certain cost or price indices increase. The majority of our expenses are payroll and payroll-related, which includes healthcare costs. Over the past several years, healthcare costs have increased at a rate much greater than that of general cost or price indices. Increases in our service fees that are based upon increases in cost or price indices may not fully compensate us for increases in labor and other costs incurred in providing services. There can be no assurance that we will be able to recover increases in our costs through increased service fees.

Our financial results depend on our ability to manage capacity utilization. Our profitability is influenced significantly by our CMC capacity utilization. We attempt to maximize utilization; however, because the majority of our business is inbound, we have significantly higher utilization during peak (weekday) periods than during off-peak (night and weekend) periods. We have experienced periods of idle capacity, particularly in our Multi-client CMCs. Historically, we experience idle peak period capacity upon opening a new CMC or termination or completion of a large client program. We assess the expected long-term capacity utilization of our Centers quarterly. We may consolidate or close under-performing centers in order to maintain or improve targeted utilization and margins. In the event we close CMCs in the future, we may be required to record restructuring or impairment charges, which would adversely impact our results of operations. There can be no assurance that we will be able to achieve or maintain optimal CMC capacity utilization.

Our business operates in a highly competitive market. The market in which we operate is fragmented and highly competitive and that competition may intensify in the future. We compete with small firms offering specific applications, divisions of large entities, large independent firms and, most significantly, the in-house operations of clients or potential clients. A number of competitors may develop greater capabilities and resources than ours. Because our primary competitors are the in-house operations of existing or potential clients, our performance and growth could be adversely affected if our existing or potential clients decide to provide in- house customer management services they currently outsource, or retain or increase their in-house customer service and product support capabilities. In addition, competitive pressures from current or future competitors also could cause our services to lose market acceptance or result in significant price erosion, which could have a material adverse effect upon our business, results of operations and financial condition. There can be no assurance that additional competitors, some with greater resources than ours, will not enter our market.

Our future success requires continued growth. Continued future growth will depend on a number of factors, including our ability to; (i) initiate, develop and maintain new client relationships; (ii) expand existing client programs; (iii) rapidly staff and equip suitable CMC facilities; and (iv) develop new solutions and enhance existing solutions we provide to our clients. There can be no assurance that we will be able to effectively manage expanded operations or maintain our profitability.

Our financial results may be affected by rapidly changing technology. Our business is highly dependent on our computer and telecommunications equipment and software capabilities. Our failure to maintain our technological capabilities or to respond effectively to technological changes could have a material adverse effect on our business, consolidated results of operations or consolidated financial condition. Our continued growth and future profitability will be highly dependent on a number of factors, including our ability to; (i) expand our existing solutions offerings; (ii) achieve cost efficiencies in our existing CMC operations; and (iii) introduce new solutions that leverage and respond to changing technological developments. Our ability to effectively market and implement software solutions developed by our Database Marketing and Consulting segment, including recoverability of capitalized costs based on estimated future cash flows, is a factor in our future success. There can be no assurance that technologies or services developed by our competitors will not render our products or services non-competitive or obsolete, that we can successfully develop and market any new services or products, that any such new services or products will be commercially successful or that the integration of automated customer support capabilities will achieve their intended cost reductions.

Our success depends on key personnel. Our success will depend upon our ability to recruit, hire and retain experienced executive personnel. There can be no assurance that we will be able to hire, motivate and retain highly effective executive employees on economically feasible terms.

Our business is dependent on our ability to maintain our workforce. Our success is largely dependent on our ability to recruit, hire, train and retain qualified employees. Our industry is labor-intensive and experiences high personnel turnover. A significant increase in the employee turnover rate could increase recruiting and training costs, thereby decreasing operating effectiveness and productivity. Also, if we obtain several significant new clients or implement several new, large-scale programs, we may need to recruit, hire and train qualified personnel at an accelerated rate. We may not be able to continue to hire, train and retain sufficient qualified personnel to adequately staff new customer management programs. In addition, certain CMCs are located in geographic areas with relatively low unemployment rates, which could make it more difficult and costly to hire qualified personnel. There can be no assurance that we will be able maintain our workforce at necessary levels.

Our success may be affected by our ability to complete and integrate acquisitions and joint ventures. We may pursue strategic acquisitions of companies with services, technologies, industry specializations or geographic coverage that extend or complement our existing business. We may face increased competition for acquisition opportunities, which may inhibit our ability to complete suitable acquisitions on favorable terms. We may pursue strategic alliances in the form of joint ventures and partnerships, which involve many of the same risks as acquisitions as well as additional risks associated with possible lack of control if we do not have a majority ownership position. There can be no assurance that we will be successful in integrating acquisitions or joint ventures into our existing businesses, or that any acquisition or joint venture will enhance our business, results of operations or financial condition.

Our business depends on uninterrupted service to clients. Our operations are dependent upon our ability to protect our locations’ computer and telecommunications equipment and software systems against damage or interruption from fire, power loss, cyber attacks, telecommunications interruption or failure, natural disaster and other similar events. Our operations may also be adversely affected by damage to our facilities resulting from fire, natural disaster or other events. Additionally, severe weather can cause interruption in our ability to deliver our services, such as when our employees cannot attend work, resulting in a loss of revenue. In the event we experience a temporary or permanent interruption at one or more of our locations (including our corporate headquarters building), through the reasons noted above or otherwise, our business could be materially adversely affected and we may be required to pay contractual damages or face the loss of some clients altogether. We maintain property and business interruption insurance. However, there can be no assurance that such insurance will adequately compensate us for any losses we may incur.

Our financial results may experience variability. We experience quarterly variations in operating results because of a variety of factors, many of which are outside our control. In addition, we make decisions regarding staffing levels, investments and other operating expenditures based on our revenue forecasts. If our revenue is below expectations in any given quarter, our operating results for that quarter would likely be materially adversely affected. There can be no assurance that future quarterly or annual operating results will reflect past operating results.

Our financial results may be impacted by foreign currency exchange risk. We serve an increasing number of our U.S. clients from CMCs in Canada, Argentina, Mexico and the Philippines. Contracts with these clients are typically priced in U.S. dollars while the costs incurred to operate these CMCs are denominated in Canadian dollars or Philippine pesos, which represents a foreign currency exchange risk to us. Although we enter into forward financial instruments to manage and reduce the impact of changes in certain foreign currency exchange rates, we do not fully hedge this risk. As the U.S. dollar weakens, the operating expenses of these CMCs, once translated into U.S. dollars, increase in comparison to prior years. If the U.S. dollar does not strengthen, our consolidated financial results may be adversely impacted. While our hedging strategy effectively offset a portion of these price increases during 2004, there can be no assurance that we will continue to successfully hedge this foreign currency exchange risk or that the U.S. dollar will strengthen.

Our financial results may be adversely impacted by our Database Marketing and Consulting segment. Our Database Marketing and Consulting segment has historically experienced higher levels of profitability than it is currently achieving. Our consolidated financial results and consolidated financial position, including our ability to obtain financing, may be adversely impacted if we are unable to return that segment to previous profitability levels.

Item 2. Properties.

Our corporate headquarters are located in Englewood, Colorado, in approximately 272,000 square feet of office space. In February 2003, we purchased our corporate headquarters building, including furniture and fixtures, for $38.2 million. As of December 31, 2004, we operated 67 CMCs which includes one facility for our Database Marketing and Consulting segment, and are classified as follows:

•	Dedicated Center — we lease space for these centers and dedicate the entire facility to one client.

•	Multi-client Center — we lease space for these centers and serve multiple clients in each facility.

•	Managed Center — these facilities are leased or owned by our clients, and we manage these sites on behalf of our clients in accordance with facility management contracts.

Our Customer Management Services segments include CMCs in the following locations as of December 31, 2004:

Location	Number of CMCs
United States	18
International:
Argentina	2
Australia	6
Brazil	3
Canada	9
China	2
Germany	1
India	2
Korea	1
Malaysia	1
Mexico	2
New Zealand	3
Northern Ireland	1
Philippines	2
Singapore	3
Scotland	1
Spain	10

Total	67

In addition, the corporate headquarters for our Database Marketing and Consulting segment leases space in San Diego, California.

We also lease a facility in Livonia, Michigan that is subleased to a third-party. We also lease four small administrative offices occupied by support staff.

The leases for our U.S. based CMCs have terms ranging from three to 20 years and generally contain renewal options. We believe that our existing CMCs are suitable and adequate for our current operations. We target capacity utilization in our fully outsourced centers at 85% to 90% of our available workstations during peak (weekday) periods.

Item 3. Legal Proceedings.

From time to time we may be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, based on the basis of present information and advice received from counsel, it is our opinion that the disposition or ultimate determination of such claims or lawsuits will not have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of our fiscal year ended December 31, 2004.

Item 4A. Executive Officers of TeleTech Holdings, Inc.

The names, positions held by and ages of our executive officers as of December 31, 2004 are as follows:

			Date
			Position
Name	Position	Age	Assumed
Kenneth D. Tuchman[1]	Chairman and Chief Executive Officer	45	2001
James E. Barlett[2]	Vice Chairman	61	2001
Dennis J. Lacey[3]	Executive Vice President and Chief Financial Officer	51	2003
Sharon A. O’Leary[4]	Senior Vice President, General Counsel and Secretary	46	2002
Greg Hopkins[5]	Executive Vice President, Business Development	50	2004

[1]	Mr. Tuchman founded TeleTech’s predecessor company in 1982 and has served as the Chairman of the Board of Directors since TeleTech’s formation in 1994. Mr. Tuchman served as the Company’s President and Chief Executive Officer from the Company’s inception until October 1999. In March 2001, Mr. Tuchman resumed the position of Chief Executive Officer. Mr. Tuchman is also a member of the State of Colorado Governor’s Commission on Science and Technology and on the Board of Directors for the Center for Learning and Leadership.

2.	Mr. Barlett was elected to the Board of Directors of TeleTech in February 2000 and has served as Vice Chairman of TeleTech since October 2001. Before joining TeleTech as Vice Chairman, Mr. Barlett served as the President and Chief Executive Officer of Galileo International, Inc. from 1994 to 2001, was elected Chairman in 1997 and served until 2001. Prior to joining Galileo International, Inc., Mr. Barlett served as Executive Vice President of Worldwide Operations and Systems for MasterCard International Corporation, where he was also a member of the MasterCard International Operations Committee. Previously, Mr. Barlett was Executive Vice President of Operations for NBD Bancorp, Vice Chairman of Cirrus, Inc., and a partner with Touche Ross and Co., currently known as Deloitte and Touche. Mr. Barlett also serves on the Board of Directors of Korn/Ferry International.

[3]	Mr. Lacey joined TeleTech in May 2003 as Executive Vice President and Chief Financial Officer. Prior to joining TeleTech, Mr. Lacey was Executive Vice President and Chief Financial Officer of CKE Restaurants, Inc. Prior to joining CKE Restaurants, Inc.; Mr. Lacey was Chief Financial Officer of Imperial Bancorporation. Prior to his employment at Imperial Bancorporation, Mr. Lacey served as President and Chief Executive Officer of Capital Associates, Inc. Before his position at Capital Associates Inc., Mr. Lacey was an audit partner with Coopers and Lybrand. Mr. Lacey holds a Bachelor of Arts degree in Accounting from the University of West Florida, located in Pensacola, Florida.

[4]	Ms. O’Leary joined TeleTech in 2002 from LoneTree Capital, a venture capital firm, where she was Senior Vice President and General Counsel. Prior to joining LoneTree Capital, Ms. O’Leary was Vice President-Law with MediaOne Group where she managed the general corporate, litigation, risk management, human resources and public relations advice areas of the law department. Ms. O’Leary also managed the Board of Directors as Assistant Secretary. Prior to joining MediaOne Group, Ms. O’Leary worked for US WEST in a variety of legal areas including mergers and acquisitions, commercial transactions, international joint ventures, new product development, and regulatory issues. In addition to her work at US WEST, Ms. O’Leary was a partner with the law firm of Browning, Kaleczyc, Berry & Hoven, P.C. Ms. O’Leary earned her undergraduate degree from Dominican College in 1981, and her juris doctorate from New York Law School in 1985.

[5]	Mr. Hopkins joined TeleTech in April 2004. His career spans over 19 years in the domestic and global sales and marketing industries, most recently as Vice President and General Manager of Global Markets at Telwares Communications, LLC. Prior to Telwares, Mr. Hopkins was Executive Vice President of Virtela Communications, where he developed a global sales and pre-sales engineering team. Mr. Hopkins also previously held the post of Western Region Vice President at AT&T Global Services and Corporate Accounts Vice President at Inacom Information Systems.

There are no arrangements or understanding between any executive officer and another person pursuant to which such executive officer was selected as an officer.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the NASDAQ National Market under the symbol “TTEC.” The following table sets forth the range of the high and low sales prices per share of the common stock for the quarters indicated as reported on the NASDAQ National Market:

	High	Low
First Quarter 2004	$12.34	$5.65
Second Quarter 2004	$8.95	$5.76
Third Quarter 2004	$9.78	$7.55
Fourth Quarter 2004	$10.57	$9.02

First Quarter 2003	$7.98	$4.45
Second Quarter 2003	$5.55	$3.65
Third Quarter 2003	$7.42	$3.31
Fourth Quarter 2003	$12.00	$5.72

As of February 23, 2005, there were 75,066,793 shares of common stock outstanding, held by approximately 106 stockholders of record.

We did not declare or pay any dividends on our common stock during 2004, 2003 or 2002 and we do not expect to do so in the foreseeable future. During December 2004, the Board of Directors authorized a stock repurchase program, authorizing the repurchase of up to $50 million of our common stock at a share price up to $15.00 per share. Previously, the Board of Directors had authorized a stock repurchase program of up to $25 million. The total amount of stock authorized to be repurchased is $75 million, of which $5.3 million was purchased during 2004 at an average share price of $6.44. We purchased an additional 1,435,900 shares at an average share price of $11.08 during the period January 1, 2005 through February 24, 2005.

Issuer Purchases of Equity Securities

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of		Announced	Under the
	Shares		Plans or	Plans or
	Purchased	Average Price	Programs[1]	Programs
Period	(000’s)	Paid per Share	(000’s)	(000’s)
October 1, 2004 – October 31, 2004	–	$–	–	$20,000
November 1, 2004 – November 30, 2004	–	–	–	20,000
December 1, 2004 – December 31, 2004	31	9.25	31	69,710

	31	$9.25	31	$69,710

[1] On March 10, 2003, we announced a share repurchase program, authorized by the Board of Directors, to repurchase up to $25 million of shares or our common stock at share price up to and including $7.50. During December, 2004 the Board of Directors amended that plan, increasing the authorized purchase amount to $75 million and the authorized share price to $15.00. Through December 31, 2004, we have purchased 1,050,700 shares, through open market transactions, at a total cost of $6,388,371. There is no expiration date for this program.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and the related notes appearing elsewhere in this report.

	Year Ended December 31,
				(Unaudited)	(Unaudited)
	2004	2003	2002	2001	2000
	(in thousands, except per share and operating data)

Statement of Operations Data:
Revenue	$1,052,690	$1,001,128	$1,016,935	$912,544	$885,349
Costs of services	(774,521)	(764,687)	(769,700)	(634,717)	(562,662)
SG&A and other operating expenses	(170,323)[10]	(160,491)[8]	(187,511)[5]	(192,636)[3]	(206,750)[2]
Depreciation and amortization	(59,378)	(58,596)	(57,725)	(57,608)	(48,001)

Income from operations	48,468	17,354	1,999	27,583	67,936
Other expense	(14,263)[11]	(11,996)	(10,163)[6]	(30,501)[4]	49,386 [1]
Provision for income taxes	(9,464)	(34,859)[9]	(1,538)	(1,705)	(48,440)
Minority interest	(738)	(1,003)	1,361	(1,067)	(1,559)

Income (loss) before cumulative effect of change in accounting principle	24,003	(30,504)	(8,341)	(5,690)	67,323
Cumulative effect of change in accounting principle	—	—	(11,541)[7]	—	—

Net income (loss)	$24,003	$(30,504)	$(19,882)	$(5,690)	$67,323

Net income (loss) per share -
Basic	$0.32	$(0.41)	$(0.26)	$(0.08)	$0.91
Diluted	$0.32	$(0.41)	$(0.26)	$(0.08)	$0.85

Average shares outstanding -
Basic	74,751	74,206	76,383	75,804	74,171
Diluted	76,109	74,206	76,383	75,804	79,108

Operating Data:
Number of production workstations	25,005	24,497	23,263	19,893	20,600
Number of CMCs	67	64	55	48	50

Balance Sheet Data:
Working capital	$141,843	$180,615	$181,464	$169,916	$173,123
Total assets	496,795	569,145	539,583	570,595	547,416
Long-term debt, net of current portion	377	102,463	76,584	83,997	74,906
Total stockholders’ equity	322,545	285,512	292,580	337,453	356,882

[1]	Includes the following items: a $57.0 million gain on the sale of securities, $10.5 million of business combination expenses relating to two pooling-of-interest transactions, and a $4.0 million gain on the sale of a subsidiary.

[2]	Includes the following items: an $8.1 million loss on the closure of a subsidiary and three CMCs and a $9.0 million loss on the termination of a lease on the Company’s Planned Headquarters Building.

[3]	Includes the following items: $18.5 million of restructuring charges related to the termination of approximately 500 employees, a $7.7 million loss on the closure of a CMC and a $7.0 million loss on the sale of the Company’s Planned Headquarters Building.

[4]	Includes the following items: a loss of $16.5 million for an other-than-temporary decline in the value of the investment in enhansiv holdings, inc. (“EHI”) and a $0.7 million charge for a workforce reduction at EHI.

[5]	Includes the following items: a $32.8 million non-cash impairment loss related to fixed assets in the U.S., Spain and Argentina, $6.3 million of restructuring charges related to the termination of approximately 400 employees, a $1.2 million loss on the closure of several CMCs and a $1.9 million loss on the impairment of a property lease.

[6]	Includes a $2.3 million loss related to acquiring the remaining common stock of EHI.

[7]	Reflects the impairment of goodwill upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”)

[8]	Includes a $7.0 million charge related to the impairment of fixed assets in connection with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”); a $5.6 million charge related to a reduction in force and facility exit charges in connection with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”); a $1.9 million benefit related to revised estimates of restructuring charges .

[9]	Includes a $30.9 million charge primarily for the impairment of deferred tax assets and the write-off of certain other deferred tax assets.

[10]	Includes the following items: a $2.6 million charge related to the impairment of fixed assets in connection with SFAS 144; a $2.1 million charge related to a reduction in force and facility exit charges under SFAS 146; and a $1.9 million reversal of part of the sales and use tax liability.

[11]	Includes a $7.6 million one-time charge related to restructuring of our long-term debt; and a $2.8 million one-time charge related to the termination of an interest rate swap agreement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

We serve our clients through two primary businesses: (i) Customer Management Services, which provides outsourced customer support and marketing services for a variety of industries via call centers (“customer management centers,” or “CMCs”) throughout the world; and (ii) Database Marketing and Consulting. We separate our Customer Management Services business into two segments consistent with our management of the business, which reflects the internal financial reporting structure and operating focus. North American Customer Care consists of customer management services provided to U.S. and Canadian clients while International Customer Care consists of clients in all other countries. Database Marketing and Consulting provides outsourced database management, direct marketing and related customer acquisition and retention services for automobile dealerships and manufacturers. Segment accounting policies are the same as those used in the consolidated financial statements. See Note 2 to the Consolidated Financial Statements for additional discussion regarding our preparation of segment information.

Customer Management Services

The Customer Management Services segment generates revenue based primarily on the amount of time our representatives devote to a client’s program. We primarily focus on large global corporations in the following industries; automotive, communications and media, financial services, government, logistics, retail, technology and travel. Revenue is recognized as services are provided. The majority of our revenue is, and we anticipate that the majority of our future revenue will continue to be, from multi-year contracts. However, we do provide some programs on a short-term basis and our operations outside of North America are characterized by shorter-term contracts. Additionally, we typically experience client attrition of approximately 10% to 15% of our revenue each year. Our invoice terms with customers range from 30 days to 45 days, with longer terms in Europe.

We compete primarily with the in-house customer management operations of our current and potential clients. We also compete with certain companies that provide customer management services on an outsourced basis. In general, over the last several years, the global economy has negatively impacted on the customer care management market. More specifically, sales cycles have lengthened, competition has increased, and contract values have been reduced. We believe, however, that recently the sales cycles have begun shortening.

The short-term focus of management is to increase revenue in this segment by:

•	Selling new business to existing customers;

•	Continuing to focus sales efforts on large, complex, multi-center opportunities;

•	Differentiating our products and services by developing and offering new solutions to clients; and

•	Exploring merger and acquisition possibilities.

Our ability to enter into new multi-year contracts, particularly large complex opportunities, is dependent upon the macroeconomic environment in general and the specific industry environments in which our customers operate. A weakening of the U.S. and/or the global economy could lengthen sales cycles or cause delays in closing new business opportunities.

Our profitability is significantly influenced by our ability to increase capacity utilization in our CMCs, to increase the number of new or expanded programs during a period and our success at managing personnel turnover and employee costs. Managing our costs is critical since we continue to see pricing pressure within our industry. These pricing pressures have been made worse by the rapid growth of offshore labor.

We attempt to minimize the financial impact resulting from idle capacity when planning the development and opening of new CMCs or the expansion of existing CMCs. As such, management considers numerous factors that affect capacity utilization, including anticipated expirations, reductions, terminations or expansions of existing programs, and the potential size and timing of new client contracts that we expect to obtain.

However, to respond more rapidly to changing market demands, to implement new programs and to expand existing programs, we may be required to commit to additional capacity prior to the contracting of additional business, which may result in idle capacity. This is largely due to the significant time required to negotiate and execute a contract as we continue to concentrate our marketing efforts toward obtaining large, complex, customer management programs.

We internally target capacity utilization in our Dedicated and Multi-client Centers at 85 to 90% of our available workstations. As of December 31, 2004, the overall capacity utilization in our Multi-client centers was 62% and our Dedicated Centers was 95% resulting in an overall utilization of 70% (see Financial Comparison for further details).

Our profitability is also influenced by the number of new or expanded client programs. As required by the adoption of EITF 00-21 for contracts entered into after July 1, 2003, in the event that a client may be billed for direct start-up costs, the associated revenue and costs are deferred and recognized straight-line over the life of the contract. In the event that a client cannot be billed for direct start-up costs, then those start-up costs are expensed as incurred. We strive to enter contracts where our clients pay separately for start-up costs as opposed to incorporating them into the ongoing production rate.

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

Our success in improving our profitability will depend on successful execution of a comprehensive business plan, including the following broad steps:

•	Increasing sales to absorb unused capacity in existing global CMCs;

•	Reducing costs and continued focus on cost controls; and

•	Managing our workforce in domestic and international CMCs in a cost-effective manner.

Database Marketing and Consulting

Our Database Marketing and Consulting segment has relationships with over 4,200 automobile dealers representing 21 different brand names. These contracts generally have terms ranging from twelve to twenty-four months. For a few major automotive manufacturers, the automotive manufacturer collects from the individual automobile dealers on our behalf. Our average collection period is 30 days.

A majority of the revenue from this segment is generated utilizing a database and contact engine to promote the service business of automobile dealership customers using targeted marketing solutions through the “web,” e-mail, phone or mail. As previously discussed, due to a combination of factors, including a delay in retrofitting software for new client applications, an increase in sales and marketing expenses and a decline in the subscriber base, our income from operations declined 37.5% for 2004 as compared to 2003. We believe this trend will continue into the first quarter of 2005 and we expect approximately breakeven results for the segment for that quarter. We also expect this segment to operate profitably in subsequent quarters due to a recently announced program with Ford and anticipated cost reductions.

     We plan to focus on the following during 2005:

•	Increasing revenue by expanding our offerings;

•	Diversifying our customer base by establishing relations with dealer groups and non-current customer automotive manufacturers;

•	Continuing to drive cost reductions through a combination of reductions in force and operational effectiveness; and

•	Acquiring business platforms for similar and related services.

Overall

As shown in the “Financial Comparison,” we believe that we have been successful in improving income from operations. The increase reflected is attributable to a variety of factors such as implementing our multi-phased cost reduction plan, transitioning work on certain clients to lower cost operating centers, and taking actions to improve individual client profit margins and/or eliminate unprofitable client programs.

We implemented a $40 million cost reduction plan approximately 18 months ago to address known changes in our business and, in particular, the decline in revenue and operating income due to the declining minimum commitments discussed further in “Client Concentrations.” We believe this plan, among other factors, enabled us to operate profitably during 2004. These improvements were achieved primarily through cost savings in the areas of CMC operations, telecommunications, professional fees, insurance and reduced future interest expense associated with our debt-restructuring plan.

As a result of these initiatives, our operational cash flow improved and that, coupled with tax planning strategies providing repatriation of cash from international subsidiaries to the U.S., has allowed us to repay nearly all of our outstanding debt. As such, we expect lower interest expense in future periods, unless we were to incur additional indebtedness to finance acquisitions or to fund our stock repurchase program.

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

Production Rate — Revenue is recognized based on the billable hours or minutes of each CSR, as defined in the client contract. The rate per billable hour or minute is based on a predetermined contractual rate. This contractual rate can fluctuate based on our performance against certain pre-determined criteria related to quality and performance.

Performance-based — Under performance-based arrangements, we are paid by our customers based on achievement of certain levels of sales or other client-determined criteria specified in the client contract. We recognize performance-based revenue by measuring our actual results against the performance criteria specified in the contracts. Amounts collected from customers prior to the performance of services are recorded as deferred revenue.

Certain client programs provide for adjustments to monthly billings based upon whether we exceed certain performance criteria as set forth in the contract. Increases or decreases to monthly billings arising from such contract terms are reflected in revenue as incurred.

Our Database Marketing and Consulting segment recognizes revenue when services are rendered. Most agreements require the billing of predetermined monthly rates. Where the contractual billing periods do not coincide with the periods over which services are provided, the

Company recognizes revenue straight-line over the life of the contract (typically six to twenty-four months).

We have certain contracts that are billed in advance. Accordingly, amounts billed and collected but not earned under these contracts are excluded from revenue and included in customer advances and deferred income.

Income Taxes. We account for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be recovered from future projected taxable income.

SFAS No. 109 provides for the weighing of positive and negative evidence in determining whether it is more likely than not that a deferred tax asset is recoverable. We prepare a forecast of future taxable income, including domestic and international operating results and the reversal of existing temporary differences between income recognized under accounting principles generally accepted in the U.S. (“GAAP”) and income for federal income tax reporting purposes. Relevant accounting guidance suggests that a recent history of cumulative losses constitutes significant negative evidence, and that future expectations about taxable income are overshadowed by such recent losses. Accordingly, the expectations of future taxable income would generally be limited to no more than two or three years for generating sufficient income to recover deferred tax assets.

Based upon assessments of recoverability of our deferred tax assets, our valuation allowance as of December 31, 2004 is $20 million. This valuation allowance is principally related to deferred tax assets associated with the local operations in the U.S., Spain, Brazil, Argentina, Korea and India. We have approximately $11.2 million of net deferred tax assets as of December 31, 2004 related principally to certain international countries whose recoverability is dependent upon future profitability. The net deferred tax asset for U.S. operations of approximately $0.5 million as of December 31, 2004 relates entirely to deferred tax assets originating during 2004 and is recoverable from current taxable income.

Goodwill. Goodwill is tested for impairment at least annually for reporting units one level below the segment level in accordance with SFAS No. 142. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The impairment, if any, is measured based on the estimated fair value of the reporting unit. Fair value can be determined based on discounted cash flows, comparable sales or valuations of other similar businesses. Our policy is to test goodwill for impairment in the fourth quarter of each year unless an indicator of impairment arises during an intervening period.

The most significant assumptions used in this analysis are those made in estimating future cash flows. In estimating future cash flows, we generally use the financial assumptions in our internal forecasting model such as projected capacity utilization, projected changes in the prices we charge for our services and projected labor costs. We then use a discount rate we consider appropriate for the country where the business unit is providing services. If actual results are less than the assumptions used in performing the impairment test, the fair value of the reporting units may be significantly lower, causing the carrying value to exceed the fair value and indicating an impairment had occurred. Based on the analyses performed in the fourth quarter of 2004, there was no impairment to the December 31, 2004 goodwill balance of $30.6 million. If projected revenue used in the analysis of goodwill was 10% less than forecast (the projections assumed revenue growth rates ranging from -20% to 23% per annum over a three-year period), there would still be no impairment to goodwill.

For the year ended December 31, 2004, one client represents 47% of the revenue in the Asia Pacific region. We anticipate renewal of this contract during 2005. If we are not successful in obtaining a renewal with satisfactory terms, we could incur an impairment of goodwill and, potentially, certain long-lived assets. The goodwill and potential net property and equipment, reported in the accompanying Consolidated Balance Sheets for the Asia Pacific region is $5.4 million and $3.2 million, respectively, as of December 31, 2004.

Restructuring Liability. We routinely assess the profitability and utilization of our CMCs. In some cases, we have chosen to close under-performing centers and make reductions in force to enhance future profitability. In 2001 and 2002, under the previous accounting guidance, we recorded the anticipated charges at the time a plan was approved by management or the Board of Directors. On January 1, 2003, the Company adopted SFAS No. 146, which specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of upon commitment to a plan.

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

Impairment of Long-Lived Assets. We evaluate the carrying value of our individual CMCs in accordance with SFAS No. 144 to determine whether future operating results are sufficient to recover the carrying costs of the long-lived assets. When the operating results of a Center have reasonably progressed to a point making it likely that the site will continue to sustain losses in the future, or there is a current expectation that a CMC will be closed or otherwise disposed of before the end of its previously estimated useful life, we select the Center for further review.

For CMCs selected for further review, we estimate the probability-weighted future cash flows from operating the Center over its useful life. Significant judgment is involved in projecting future capacity utilization, pricing, labor costs and the estimated useful life of the Center. We do not subject CMCs that have been operated for less than two years or those centers that have been impaired within the past two years (the “Two Year Rule”) to the same test because we believe sufficient time is necessary to establish market presence and build a customer base for such new or modified Centers in order to adequately assess recoverability. However, these Centers are nonetheless evaluated in case other factors would indicate impairment had occurred. For recently impaired Centers, we write the assets down to estimated fair market value. If the assumptions used in performing the impairment test prove insufficient, the fair value estimate of the CMCs may be significantly lower, thereby causing the carrying value to exceed fair value and indicating an impairment had occurred.

A sensitivity analysis of the impairment evaluation demonstrated that if revenue was 10% less than projected in the probability-weighted projection scenarios (that had annual revenue growth rates ranging from 6% to 49% based on management expectations and available capacity) and the margin held constant, the impairment loss would have been approximately $8.9 million greater.

The following table summarizes the sensitivity analysis we performed during the fourth quarter of 2004 (dollars in thousands):

			Impairment
	Net		Under
	Book	Number	Sensitivity
	Value	of CMCs	Test
Tested based on Two Year Rule:
Positive cash flow in period	$61,753	42	$—
Negative cash flow in period	$—	1	$—
Not tested based on Two Year Rule:
Positive cash flow in period	$6,435	17	$—
Negative cash flow in period	$8,928	7	$8,928
Total:
Positive cash flow in period	$68,188	59	$—
Negative cash flow in period	$8,928	8	$8,928

We also assess the realizable value of capitalized software on a quarterly basis, based upon current estimates of future cash flows from services based on the software, particularly with respect to our Database Marketing and Consulting segment.

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

Presentation of Non-GAAP Measurements

Free Cash Flow. Free cash flow is a non-GAAP liquidity measurement. We believe free cash flow is useful to our investors because it measures, during a given period, the amount of cash generated that is available for debt obligations and investments other than purchases of property and equipment. Free cash flow is not a measure determined in accordance with accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for “Operating Income,” “Net Income,” “Net Cash Flows from Operating Activities” or any other measure determined in accordance with GAAP. We believe this non-GAAP liquidity measure is useful in addition to the most directly comparable GAAP measure of “Net Cash Flows from Operating Activities” because free cash flow includes investments in operational assets. Free cash flow does not represent residual cash available for discretionary expenditures, since it includes cash required for debt service. Free cash flow also excludes cash, which may be necessary for acquisitions, investments and other needs that may arise. The following table reconciles free cash flow to “Net Cash Flow from Operating Activities,” the most directly comparable GAAP measure:

	For the Years Ended December 31,
	2004	2003	2002
		(in thousands)
Free cash flow	$74,160	$(20,025)	$74,984
Add back:
Purchases of property and equipment	38,521	79,053	38,918

Net cash flows from operating activities	$112,681	$59,028	$113,902

RESULTS OF OPERATIONS

Operating Review

The following tables are presented to facilitate Management’s Discussion and Analysis (dollars in thousands):

	Year Ended December 31,
		% of		% of
	2004	Revenue	2003	Revenue	$ Change	% Change
Revenue:
North American Customer Care	$638,359	60.6%	$635,627	63.5%	$2,732	0.4%
International Customer Care	315,938	30.0%	255,894	25.6%	60,044	23.5%
Database Marketing and Consulting	98,393	9.3%	109,607	10.9%	(11,214)	-10.2%

	$1,052,690	100.0%	$1,001,128	100%	$51,562	5.2%

Costs of Services:
North American Customer Care	$476,155	74.6%	$495,108	77.9%	$(18,953)	-3.8%
International Customer Care	255,681	80.9%	217,214	84.9%	38,467	17.7%
Database Marketing and Consulting	42,685	43.4%	52,365	47.8%	(9,680)	-18.5%

	$774,521	73.6%	$764,687	76.4%	$9,834	1.3%

Selling, General and Administrative:
North American Customer Care	$70,849	11.1%	$60,526	9.5%	$10,323	17.1%
International Customer Care	57,855	18.3%	55,216	21.6%	2,639	4.8%
Database Marketing and Consulting	36,926	37.5%	34,118	31.1%	2,808	8.2%

	$165,630	15.7%	$149,860	15.0%	$15,770	10.5%

Depreciation and Amortization:
North American Customer Care	$32,175	5.0%	$32,967	5.2%	$(792)	-2.4%
International Customer Care	17,313	5.5%	15,887	6.2%	1,426	9.0%
Database Marketing and Consulting	9,890	10.1%	9,742	8.9%	148	1.5%

	$59,378	5.6%	$58,596	5.9%	$782	1.3%

Restructuring Charges, Net:
North American Customer Care	$600	0.1%	$1,347	0.2%	$(747)	-55.5%
International Customer Care	862	0.3%	2,228	0.9%	(1,366)	-61.3%
Database Marketing and Consulting	590	0.6%	101	0.1%	489	484.2%

	$2,052	0.2%	$3,676	0.4%	$(1,624)	-44.2%

Impairment Loss:
North American Customer Care	$—	0.0%	$3,955	0.6%	$(3,955)	-100.0%
International Customer Care	2,641	0.8%	3,000	1.2%	(359)	-12.0%
Database Marketing and Consulting	—	0.0%	—	0.0%	—	0.0%

	$2,641	0.3%	$6,955	0.7%	$(4,314)	-62.0%

Income (Loss) from Operations:
North American Customer Care	$58,580	9.2%	$41,724	6.6%	$16,856	40.4%
International Customer Care	(18,414)	-5.8%	(37,651)	-14.7%	19,237	51.1%
Database Marketing and Consulting	8,302	8.4%	13,281	12.1%	(4,979)	-37.5%

	$48,468	4.6%	$17,354	1.7%	$31,114	179.3%

Other Expense	$(14,263)	-1.4%	$(11,996)	-1.2%	$(2,267)	18.9%

Income Tax Provision	$9,464	0.9%	$34,859	3.5%	$(25,395)	-72.9%

	Year Ended December 31,
		% of		% of
	2003	Revenue	2002	Revenue	$ Change	% Change
Revenue:
North American Customer Care	$635,627	63.5%	$708,522	69.7%	$(72,895)	-10.3%
International Customer Care	255,894	25.6%	212,425	20.9%	43,469	20.5%
Database Marketing and Consulting	109,607	10.9%	95,988	9.4%	13,619	14.2%

	$1,001,128	100.0%	$1,016,935	100.0%	$(15,807)	-1.6%

Costs of Services:
North American Customer Care	$495,108	77.9%	$552,433	78.0%	$(57,325)	-10.4%
International Customer Care	217,214	84.9%	171,894	80.9%	45,320	26.4%
Database Marketing and Consulting	52,365	47.8%	45,373	47.3%	6,992	15.4%

	$764,687	76.4%	$769,700	75.7%	$(5,013)	-0.7%

Selling, General and Administrative:
North American Customer Care	$60,526	9.5%	$70,700	10.0%	$(10,174)	-14.4%
International Customer Care	55,216	21.6%	41,624	19.6%	13,592	32.7%
Database Marketing and Consulting	34,118	31.1%	32,915	34.3%	1,203	3.7%

	$149,860	15.0%	$145,239	14.3%	$4,621	3.2%

Depreciation and Amortization:
North American Customer Care	$32,967	5.2%	$33,791	4.8%	$(824)	-2.4%
International Customer Care	15,887	6.1%	15,984	7.5%	(97)	-0.6%
Database Marketing and Consulting	9,742	9.1%	7,950	8.3%	1,792	22.5%

	$58,596	5.9%	$57,725	5.7%	$871	1.5%

Restructuring Charges, Net:
North American Customer Care	$1,347	0.2%	$6,820	1.0%	$(5,473)	-80.2%
International Customer Care	2,228	0.9%	2,636	1.2%	(408)	-15.5%
Database Marketing and Consulting	101	0.1%	—	0.0%	101	100.0%

	$3,676	0.4%	$9,456	0.9%	$(5,780)	-61.1%

Impairment Loss:
North American Customer Care	$3,955	0.6%	$16,676	2.4%	$(12,721)	-76.3%
International Customer Care	3,000	1.2%	16,140	7.6%	(13,140)	-81.4%
Database Marketing and Consulting	—	0.0%	—	0.0%	—	0.0%

	$6,955	0.7%	$32,816	3.2%	$(25,861)	-78.8%

Income (Loss) from Operations:
North American Customer Care	$41,724	6.6%	$28,102	4.0%	$13,622	48.5%
International Customer Care	(37,651)	-14.7%	(35,853)	-16.9%	(1,798)	5.0%
Database Marketing and Consulting	13,281	12.1%	9,750	10.2%	3,531	36.2%

	$17,354	1.7%	$1,999	0.2%	$15,355	768.1%

Other Expense	$(11,996)	-1.2%	$(10,163)	-1.0%	$(1,833)	18.0%

Income Tax Provision	$34,859	3.5%	$1,538	0.2%	$33,321	2,166.5%

Financial Comparison

The following table is a condensed presentation of the components of the changes in net income (loss) between years and is designed to facilitate the discussion of results in this Form 10-K (all amounts are in thousands):

	Year Ended December 31,
	2004	2003
Current year reported net income	$24,003	$(30,504)
Prior year reported net income	(30,504)	(19,882)

Difference	$54,507	$(10,622)

Explanation of difference:
Net increase to income from operations excluding items separately identified below:	$53,378	$(11,612)
Operating results of new international markets	(1,048)	(2,309)
Impact of declining minimum commitments discussed in Client Concentrations	(24,243)	—
Change in restructuring charges, net	1,624	5,780
Change in impairment losses	4,314	25,861
Change in use tax accruals	3,067	656
Termination of United States Postal Services contract	(3,378)	—
Decrease (increase) in interest expense	2,412	(3,649)
Increase (decrease) in interest income	2,262	(404)
Debt restructuring charges	(10,402)	—
Change in foreign currency transaction losses / gains	2,436	(2,953)
Accounting rule adoption	—	11,541
Taxes, primarily deferred tax valuation allowance	25,395	(33,321)
Other	(1,310)	(212)

	$54,507	$(10,622)

The table below presents workstation data for Multi-client centers as of December 31, 2004. Dedicated and Managed Centers (10,393 workstations) are excluded from the workstation data, as unused seats in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations.

2004			2003
Total			Total
Production	In	% in	Production	In	% in
Workstations	Use	Use	Workstations	Use	Use
14,612	9,014	62%	12,575	8,789	70%

The decline in the utilization percentage shown above is attributable to (i) the opening of new international markets and (ii) a decline in utilization of certain U.S. Centers. As discussed on page 16, an objective of our business plan is to increase sales to absorb capacity in existing global CMCS.

2003 versus 2004

Revenue. The increase in North American Customer Care revenue between periods was driven primarily by new client programs and increases in revenue in certain continuing client programs; partially offset by declining minimum commitments, a decline in revenue at Percepta and the loss of client programs.

Approximately 38% of the increase in International Customer Care revenue between periods is due to changes in foreign currency exchange rates. The remaining increase, related principally to Latin America and Europe, is due to new client programs and increases in revenue from an existing client, offset by discontinuation of unprofitable client programs to improve profitability.

Database Marketing and Consulting revenue decreased primarily due to a decrease in the customer base as well as a decrease in billed revenue per client. We believe this circumstance is attributable to our delay in completing certain software modifications to accommodate new programs.

Costs of Services. Costs of services as a percentage of revenue in North American Customer Care decreased mostly due to the successful implementation of our plan to reduce costs and increase client profitability. In addition, as a result of a 32% reduction in U.S. based employee enrollment rates in the Company’s health plan we reduced certain self-insurance accruals, which resulted in a change in estimate of $4.4 million.

The decrease in costs of services as a percentage of revenue in International Customer Care between periods is a result of the termination of several unprofitable contracts, renegotiations of unfavorable contract terms and reductions in force. This was offset by an increase in cost of services as a percentage of revenue in the Asia Pacific region, which was caused by increased costs related to entering new markets in the region and a new client launch. In absolute dollars, 49% of the increase in costs of services in International Customer Care is due to changes in foreign currency exchange rates.

Selling, General and Administrative. Selling, general and administrative expenses increased as a percentage of revenue for North American Customer Care. More than half of the increase related to increases in salaries and related expenses due to headcount additions in sales, marketing and product development personnel to implement our revenue growth strategy. The remaining increase was due to the recording of employee incentive compensation accruals during the current year (none were earned in the prior year), and consulting expense related to implementing the provisions of the Sarbanes-Oxley Act of 2002.

Selling, general and administrative expenses decreased as a percentage of revenue for International Customer Care. This decrease is due to the increase in revenue between periods. A significant amount of selling, general and administrative expenses are fixed in nature and, as a percentage of revenue, vary with changes in revenue volume. In absolute dollars, the increase between periods was due to changes in foreign currency exchange rates and an increase in the corporate allocation. The corporate allocation increased mostly due to increases in headcount as discussed above.

The increase in selling, general and administrative expenses as a percentage of revenue in Database Marketing and Consulting was caused primarily by the decrease in revenue as selling, general and administrative expenses are primarily fixed in nature, partially offset by a change in estimate for potential sales and use tax liabilities of $2.3 million, which increased Net Income. The increase in selling, general and administrative expense excluding the impact of the change in the sales and use tax liability is due to increases in payroll-related expenses due to headcount additions in sales, marketing and product development to implement our revenue growth strategy.

Depreciation and Amortization. In absolute dollars, depreciation and amortization expense in North American Customer Care decreased slightly between the periods due to declines in depreciation and amortization expense due to assets reaching the scheduled end of their depreciable life offset by the depreciation and amortization expense of additions to property and technology equipment made during the year.

The increase in depreciation and amortization expense in International Customer Care was due to depreciation and amortization expense of additions to property and equipment in Brazil as a result of new sites and changes in foreign currency exchange rates offset by a decline in depreciation and amortization expense due to assets reaching the scheduled end of their depreciable lives.

The slight increase in the Database Marketing and Consulting depreciation and amortization expense was due to related depreciation and amortization expense additions of property and technology equipment combined with the commencement of amortizing certain capitalized software costs during 2004.

Restructuring Charges. During the year ended December 31, 2004, we recognized approximately $3.0 million of termination benefits for approximately 630 employees, across all three segments. We also reversed approximately $0.9 million of excess accruals related to 2003 and prior restructurings. Restructuring charges are accrued in accordance with SFAS No. 146. The reversal of excess accruals

(accruals that are determined, subsequent to establishment, to no longer be our obligation due to a change in circumstances) has been offset against Restructuring Charges, Net in the accompanying Consolidated Statements of Operations.

During the year ended December 31, 2003, the North American Customer Care segment recorded restructuring charges of approximately $1.6 million related to the closure of its Kansas City, Kansas facility being used to serve the United States Postal Service (“USPS”). These charges consisted primarily of the remaining lease liability along with severance payments. In addition, the Company’s North American Customer Care segment recorded a charge of $0.4 million for severance and termination benefits for 591 employees at a Managed Center that was shut down in March 2003. The Company’s North American Customer Care, International Customer Care and Database Marketing and Consulting segments also recorded approximately $1.3 million, $2.2 million, and $0.1 million, respectively, during the year ended December 31, 2003 for other severance and termination benefits related to the termination of 102, 203 and 13 administrative employees, respectively. The Company reversed approximately $1.9 million of excess accruals related to 2002 and prior restructurings. The reversal of excess accruals has been offset against the Restructuring Charges, Net in the accompanying Consolidated Statements of Operations.

Impairment Loss. During 2003, the North American Customer Care segment recorded an impairment loss of approximately $4.0 million to reduce the net book value of the long-lived assets of its Kansas City CMC to its estimated fair market value.

During 2004, the Company determined that its CMC in Glasgow, Scotland would not generate sufficient undiscounted cash flows to recover the net book value of its assets. As a result, the Company’s International Customer Care segment recorded a charge of approximately $2.6 million to reduce the net book value of the long-lived assets at this CMC to their net realizable value.

During 2003, the International Customer Care segment recorded an impairment loss of approximately $3.0 million to reduce the net book value of the long-lived assets of its Mexico City CMC to its estimated fair market value.

Potential future impairments are discussed under Critical Accounting Policies.

Other Income (Expense). Interest expense for the year ended December 31, 2004 includes approximately $1.6 million interest expense estimated to be paid as a result of implementing our tax planning strategies and $6.9 million related to our long-term debt and grant advances. The decrease in interest expense related to long-term debt from the prior year is due to the prepayment of the Senior Notes discussed in Note 4 of the accompanying Consolidated Financial Statements. Included in debt restructuring charge for the year ended December 31, 2004 are $7.6 million of one-time charges related to restructuring of the debt, of which approximately $6.4 million was a cash charge and the remaining $1.2 million was a non-cash charge to write-off previously capitalized debt issuance costs. Additionally, we recorded a one-time charge of $2.8 million related to the termination of an interest rate swap.

Income Taxes. When compared to 2003, income tax expense in 2004 decreased $25.4 million to $9.5 million even though pre-tax book income increased $28.8 million. This is primarily due to the fact that in 2003 we increased our valuation allowance by $25.9 million and wrote-off a $7.2 million deferred tax asset related to the Company’s investment in EHI and did not incur any similar tax charges in 2004. The Company’s return to profitability in 2004 has led to an increase in income tax liabilities in most tax jurisdictions, which is only partially offset by tax planning strategies. Going forward, our effective tax rate will be affected by many factors including; (i) the amount and placement of new business into tax jurisdictions with valuation allowances and those without valuation allowances and (ii) the impact of any tax refunds that we might realize from various tax planning strategies and filing positions we are pursuing. At this time, our estimate of the annual 2005 effective tax rate is approximately 40%, exclusive of any future tax refunds, tax planning strategies and filing positions, or reductions of the U. S. deferred tax valuation allowance arising from future U.S. taxable income.

2002 versus 2003

Revenue. The decrease in North American Customer Care revenue was driven primarily by the loss of the USPS contract during 2003, as well as the loss of other client programs and loss of revenue discussed in “Client Concentrations.” During 2003, performance-based adjustments reduced revenue by $2.5 million.

Approximately 50% of the increase in International Customer Care revenue from 2002 to 2003 is due to changes in foreign currency exchange rates. The remaining increase is primarily due to additional programs from existing and new client programs in Europe and

Latin America, partially offset by the loss of other client programs.

Database Marketing and Consulting revenue increased primarily due to an increase in its customer base, as well as increased sales to existing customers.

Cost of Services. Costs of services as a percentage of revenue in North American Customer Care is comparable between periods. The costs of services were impacted by the loss of the USPS contract, which was offset by improvement in margins of other programs.

Costs of services as a percentage of revenue in International Customer Care increased between periods. The increase is due to the loss of several profitable programs in our Latin America region and increased costs related to a new client launch and increased costs of entering into a new market in our Asia Pacific region. In absolute dollars, 36% of the increase in costs of services in International Customer Care is due to changes in foreign currency exchange rates.

Costs of services, as a percentage of revenue for Database Marketing and Consulting is comparable between periods.

Selling, General and Administrative. The decrease in selling, general and administrative expenses as a percentage of revenue in North American Customer Care is primarily due to the decrease in revenue between periods as a significant amount of selling, general and administrative expenses are fixed in nature. Also in the first quarter of 2003, we determined that the 2002 bonuses would not be paid in full and accordingly, reversed the bonus accrual of approximately $1.1 million from 2002.

Selling, general and administrative expenses as a percentage of revenue for International Customer Care increased as a percentage of revenue. The increase between the periods was due to changes in foreign currency exchange rates.

The decrease in selling, general and administrative expenses as a percentage of revenue for Database Marketing and Consulting is due to decreases in payroll related expenses.

Depreciation and Amortization. In absolute dollars, depreciation and amortization expense in North American Customer Care decreased between periods mostly due to decreased depreciation and amortization expense following the closure of certain CMCs and the scheduled end of the depreciation period; offset by related depreciation and amortization expense from the purchase of the corporate headquarters building in February 2003.

The decrease in International Customer Care depreciation and amortization expense as a percentage of revenue is the result of higher revenue as well as the impairments recorded during the fourth quarter of 2002 and the second quarter of 2003. In absolute dollars, depreciation and amortization expense was comparable between years.

The increase in Database Marketing and Consulting depreciation and amortization expense was due to related depreciation and amortization expense additions of property and technology equipment combined with the commencement of amortizing certain capitalized software costs during third quarter 2002.

Restructuring Charges. During the year ended December 31, 2003, North American Customer Care segment recorded a restructuring charge of $1.6 million related to the closure of its Kansas City, Kansas facility being used to serve USPS. These charges consisted primarily of the remaining lease liability along with severance payments. In addition, the Company’s North American Customer Care segment recorded a charge of $0.4 million for severance and termination benefits for 591 employees at a Managed Center that was closed in March 2003. The Company’s North American Customer Care, International Customer Care and Database Marketing and Consulting segments also recorded approximately $1.3 million, $2.2 million, and $0.1 million, respectively, during the year ended December 31, 2003 for other severance and termination benefits related to the termination of 102, 203 and 12 administrative employees, respectively. The Company reversed approximately $1.9 million of excess accruals related to 2002 restructurings. The reversal of excess accruals has been offset against the Restructuring Charges, Net in the accompanying Consolidated Statements of Operations.

Impairment losses. During 2003, the North American Customer Care segment recorded an impairment loss of approximately $4.0 million to reduce the net book value of the long-lived assets of its Kansas City CMC to its estimated fair market value.

During 2003, the International Customer Care segment recorded an impairment loss of approximately $3.0 million to reduce the net book value of the long-lived assets of our Mexico City CMC to its estimated fair market value.

Other Income (Expenses)

The increase in Other Expenses between periods was primarily due to an increase in interest expense as well as foreign currency transaction losses partially offset by a decrease in the equity losses from our investment in EHI during 2002. Interest expense increased as a result of higher long-term debt balances in 2003 compared to 2002 due to borrowings related to the purchase of the corporate headquarters building in February 2003. In addition, the interest rates were increased in August 2003 as a result of amending our long-term debt agreements due to violations of the debt covenants. During 2003, we recorded approximately $2.4 million of foreign currency transaction losses versus the $0.6 million gain in 2002. Foreign currency transaction losses and gains are related to intercompany receivable/payable balances, and while we hedge the foreign currency risks associated with our revenue in Canada, we do not hedge risks associated with the timing of settling intercompany accounts. We began settling these accounts more timely in the third quarter of 2003, which mitigated our future exposure to fluctuation in foreign currency exchange rates.

Income taxes. Income tax expense increased $33.3 million in 2003 from $1.5 million in 2002 primarily due to; (i) the increase in the valuation allowances of $25.9 million principally in the U.S. and Brazil and (ii) the write off of $7.2 million of deferred tax assets related to the Company’s investment in EHI following a statutory merger that resulted in the investment not being recoverable for tax purposes.

Liquidity and Capital Resources

Our primary source of liquidity during 2004 was cash generated from operating activities. We expect that our future working capital, capital expenditure and debt service requirements will be satisfied primarily from existing cash balances and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent upon, among other things, our ability to sell new business and manage our operating costs efficiently.

The amount of capital required in 2005 will also depend on our levels of investment in infrastructure necessary to maintain, upgrade or replace existing assets. We currently expect that 2005’s capital expenditures will be approximately the same as our 2004 capital expenditures of $38.5 million.

Our capital expenditures will also vary depending on development or retrofit of new or existing CMCs. Our working capital and capital expenditure requirements could increase materially in the event of acquisitions or joint ventures, among other factors. These factors could require that we raise additional capital in the future.

The following discussion highlights our free cash flow and cash flow activities during the years ended December 31, 2004, 2003 and 2002.

Cash and cash equivalents. We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. Our cash and cash equivalents totaled $75.1 million as of December 31, 2004, compared to $141.7 million as of December 31, 2003.

Free cash flow. Free cash flow was $74.2 million, $(20.0) million and $75.0 million for the years ended December 31, 2004, 2003 and 2002, respectively (see Presentation of Non-GAAP Measurements). The increase from 2003 to 2004 of approximately $94.2 million resulted from an increase in Net Cash Flows from Operating Activities of approximately $53.7 million and a decrease in Purchases of Property and Equipment of approximately $40.5 million. The increase in Net Cash Flows from Operating Activities is primarily attributable to a benefit in deferred income taxes and the company operating profitably for the year ended December 31, 2004 compared to the same period in 2003. The decrease in Purchases of Property and Equipment was primarily attributable to the 2003 including the purchase of the Company’s headquarters building.

The decrease from 2002 to 2003 of approximately $95.0 million resulted primarily from a decrease in Net Cash Flows from Operating Activities of approximately $54.9 million and an increase in Purchases of Property and Equipment of approximately $40.1 million. The decrease in Net Cash Flows from Operating Activities is primarily attributable to an increase in net loss and a decrease in cash flow generated from changes in operating assets and liabilities in 2003 as compared to 2002. Cash flow from changes in operating assets and liabilities was $1.5 million during 2003 compared to $27.8 million during 2002.

Cash flows from operating activities. We reinvest the cash flow from operating activities in our business or purchases of treasury stock. For the years ended December 31, 2004, 2003 and 2002, we reported net cash flows provided by operating activities of $112.7 million, $59.0 million and $113.9 million, respectively. See discussion of changes in Net Cash Flows from Operating Activities included in the discussion of Free Cash Flow above.

Cash flows from investing activities. We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the years ended December 31, 2004, 2003 and 2002, we reported net cash flows used in investing activities of $42.1 million, $87.8 million and $34.6 million, respectively. The decrease from 2003 to 2004 of approximately $45.7 million primarily resulted from lower purchases of property and equipment.

The deterioration from 2002 to 2003 of approximately $53.2 million resulted from increased purchases of property and equipment during 2003. The increase also resulted from payments to minority shareholder, capitalized software costs and a strategic business acquisition.

Cash flows from financing activities. For the years ended December 31, 2004, 2003 and 2002, we reported net cash flows provided by (used in) financing activities of $(123.0) million, $32.1 million and $(28.8) million, respectively. The decrease from 2003 to 2004 of approximately $155.1 million principally resulted from the repayment of our long-term debt and credit facility.

The increase from 2002 to 2003 of approximately $60.8 million principally resulted from proceeds from borrowings against our line of credit coupled with a decrease in the repurchase of common stock.

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations are summarized as follows:

	Less than			Over
Contractual Obligations	1 year	2-3 years	4-5 years	5 years	Total
Long-term debt[1]	$46	$96	$105	$24	$271
Capital lease obligations[1]	254	165	—	—	419
Grant advances[1]	—	—	—	7,287	7,287
Purchase obligations[2]	29,589	24,221	5,119	—	58,929
Operating lease commitments[2]	24,098	39,093	27,601	61,657	152,449

Total	$53,987	$63,575	$32,825	$68,968	$219,355

[1]	Reflected on Consolidated Balance Sheets

[2]	Not reflected on Consolidated Balance Sheets

Purchase Obligations. Effective December 2003, we entered into a thirty month initial period contract with a telecommunications company with a minimum purchase commitment of $6.0 million. If we terminate the contract during the initial period, a penalty of up to 50% of the minimum purchase commitment will be assessed. If, during the initial period, the telecommunications company terminates or significantly reduces volumes under a Master Service Agreement signed with us on June 29, 2001, a penalty of 5% of the remaining minimum purchase commitment can be assessed to the client.

From time-to-time we contract with certain of our communications clients (which represent approximately one-third of our annual revenue) to provide us with telecommunication services. We believe these contracts are negotiated on an arms-length basis and may be negotiated at different times and with different legal entities.

Future capital requirements. Our cash requirements include capital expenditures primarily related to ongoing maintenance, upgrades or replacement of existing assets, the development and retrofit of new and/or existing CMCs, possible acquisitions of companies, formations of joint ventures and repurchases of common stock.

We expect total capital expenditures in 2005 to be approximately $40 million. Approximately a third of which is attributable to maintenance capital for existing CMCs, the opening and/or expansion of CMCs and internal technology projects. Such expenditures are financed with operating cash flows, existing cash balances and, to the extent necessary, cash flows from financing activities. The anticipated level of 2005 capital expenditures is primarily dependent upon new client contracts and the corresponding requirement for additional CMC capacity and technological infrastructure.

We may initiate restructurings, dispositions, mergers, acquisitions and other similar transactions. Such transactions could include the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption or refinancing of indebtedness, and could be material to the consolidated financial condition and consolidated results of operations of the Company. The launch of large client contracts may result in negative working capital because of the time period between incurring the costs for training and launching the program, and the beginning of the accounts receivable collection process. As a result, periodically we may generate negative cash flows from operating activities.

Debt Instruments and Related Covenants

During April 2004, we began to execute a plan, approved by the Board of Directors, to reduce long-term debt and the associated interest costs and improve financial flexibility by re-aligning our capital structure to better support our business plans. Our strategy was to accomplish two objectives; (i) to refinance the then existing revolving line of credit (“Revolver”) with a new revolving credit facility (“Credit Facility”), thereby providing greater financial and operational flexibility and (ii) to de-leverage the Consolidated Balance Sheet by prepaying the high-cost Senior Notes.

On May 5, 2004, we achieved the first objective by structuring a new, secured Credit Facility. Under this Credit Facility, we may borrow up to $100 million with an option to increase the size of the Credit Facility to a maximum of $150 million (subject to approval by the lender) at any time up to 90 days prior to maturity of the Credit Facility.

On June 16, 2004, we achieved the second objective by prepaying the $75.0 million in outstanding obligations under the Senior Notes As part of the early debt retirement we were required to pay $6.4 million under the make-whole provision. We also recorded a $1.2 million non-cash charge for deferred costs related to the former Revolver and Senior Notes.

During 2004, we terminated our interest rate swap associated with the Revolver (the termination was in conjunction with the repayment of the Revolver balance in full), resulting in a $2.8 million pre-tax cash charge.

The cash charge related to the interest rate swap, the make-whole provision of the long-term debt retirement and the non-cash charge were recorded as Debt Restructuring Charges in the accompanying Consolidated Statements of Operations. We estimate that it will result in future pre-tax net interest expense savings of $4.7 million through December 2006.

CLIENT CONCENTRATIONS

Our five largest clients accounted for 53.0%, 51.0% and 52.2% of our revenue for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, these five clients accounted for an even greater proportional share of our consolidated earnings. The profitability of services provided to these clients varies greatly based upon the specific contract terms with any particular client. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis. The risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. The contracts with these clients expire between 2006 and 2010. Additionally, a particular client can have multiple contracts with different expiration dates. We have historically renewed most of our contracts with our largest customers. However, there is no assurance that future contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts.

Under the terms of the original contract with Verizon Communications (“Verizon”) relating to its Competitive Local Exchange Carrier (“CLEC”) business, there were certain minimum monthly volume commitments at pre-determined hourly billing rates (“Minimum Commitments”). As previously reported, when the CLEC work was redirected to other Verizon business units during 2001, Verizon continued to honor the contractual terms of its Minimum Commitments. While the terms negotiated by these business units were generally at lower hourly billing rates (“Base Rates”) than the Minimum Commitments, Verizon has continued to meet its financial obligations associated with the Minimum Commitments. In certain instances, the Base Rates exceed current market rates for similar services and upon contract expiration. If the contracts are renewed, we expect the rates we receive for our services in the future to be less than the Base Rates. In other instances, volume associated with new work was also offset against the minimum commitments. In addition, certain remaining Minimum Commitments were bought out with cash and these settlement payments were amortized over the life of such Minimum Commitments. The Minimum Commitments had been satisfied by December 31, 2004. The amount of Minimum Commitments satisfied by Verizon in excess of the Base Rates, together with amortized settlement payments, were $8.5 million, $31.5 million and $32.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts impacted pre-tax earnings by a like amount and, accordingly, the decline had an adverse effect on our operating results in 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

We discuss the potential impact of recent accounting pronouncements in Note 1 to Consolidated Financial Statements.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the consolidated financial position, consolidated results of operations or consolidated cash flows of the Company due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in U.S. interest rates, London Inter Bank Offer Rate (“LIBOR”) and foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to our normal operating and funding activities. As of December 31, 2004, we had entered into forward financial instruments with several financial institutions to manage and reduce the impact of changes principally in the U.S./Canadian dollar exchange rates.

Interest Rate Risk

The interest on the Revolver is variable based upon LIBOR and, therefore, is affected by changes in market interest rates. At December 31, 2004, there was no outstanding balance on the Revolver. If LIBOR increased 10%, there would be no impact to the Company.

Foreign Currency Risk

     We have certain wholly owned subsidiaries in Argentina, Australia, Brazil, China, India, Korea, Malaysia, Mexico, New Zealand, Northern Ireland, Singapore, and Spain. Revenue and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in the exchange rate may positively or negatively affect our revenue and net income attributed to these subsidiaries. For the years ended December 31, 2004, 2003 and 2002, revenue from non-U.S. countries represented 53.8%, 43.5% and 34.7% of consolidated revenue, respectively.

     We have contracted with several commercial banks to acquire a total of $165.3 million Canadian dollars through December 2006 at a fixed price in U.S. dollars of $129.4 million via forwards, participating forwards and option contracts. We have derivative assets of $9.8 million associated with foreign exchange contracts, of which approximately $7.0 million relates to Canadian dollar hedge contracts that will settle in 2005. If the U.S./Canadian dollar exchange rate were to increase or decrease 10% from the levels at December 31, 2004, we could incur a material gain or loss in 2005 on the contracts, which is estimated to range from a gain of $15.2 million to a loss of $(3.3) million. However, any gain or loss would be mitigated by corresponding losses or gains in the underlying exposures.

     A business strategy for our North American Customer Care segment is to serve certain U.S. based customers from Canadian CMCs in order to leverage the U.S./Canadian dollar exchange rates. During the year ended December 31, 2004, the Canadian dollar has strengthened against the U.S. dollar by 6.9% in addition to a 17.9% strengthening during 2003. As a result, our costs remain constant in Canadian dollars, whereas our revenue (which is denominated in U.S. dollars) is decreasing for the unhedged portion.

     While our hedging strategy can protect us from changes in the U.S./Canadian dollar exchange rates in the short-term for the majority of its risk, an overall strengthening of the Canadian dollar may adversely impact margins in the North American Customer Care segment over the long-term.

     Other than the transactions hedged as discussed above, the majority of the transactions of our U.S. and foreign operations are denominated in the respective local currency while some transactions are denominated in other currencies. For example, the intercompany transactions that are expected to be settled are denominated in the local currency of the billing company. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of such a transaction, any foreign currency gain or loss results in an adjustment to income. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we settle these accounts on a timely basis.

Fair Value of Debt and Equity Securities

We did not have any investments in debt or equity securities at December 31, 2004.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item are located beginning on page 41 of this report and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no changes in or disagreements with our independent auditors regarding accounting or financial disclosure matters.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures have also been designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report on management’s assessment of the design and effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The Company’s independent registered public accounting firm also audited, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” in Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

Based on their evaluation as of December 31, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As we discussed in Item 9A of our report on Form 10K/A for the year ended December 31, 2003, we amended our previously issued financial statements for adjustments primarily identified during 2003 that related to prior periods. As disclosed in that filing, we accordingly modified our internal procedures. Two of those adjustments involved establishing, for years prior to 2003, a deferred charge for contract acquisition costs and a deferred liability for rent liabilities. The future amortization of those adjustments also impacted our results for the first three quarters of 2004 and, accordingly, we also filed amended financial statements for those quarters.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

For a discussion of our executive officers, you should refer to Part I, page 12, after Item 4A Executive Officers of TeleTech Holdings, Inc.

For a discussion of our Directors, you should refer to our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders under the caption “Election of Directors” and “Director Compensation,” which we incorporate by reference into this Form 10-K.

The Company has adopted a Code of Ethical Conduct for Financial Managers, which comprise all worldwide Finance employees at the Director level and above. The Code of Ethical Conduct for Financial Managers is available on the “Corporate Governance” section of our web site at www.teletech.com.

Item 11. Executive Compensation.

We hereby incorporate by reference the information to appear under the captions “Executive Officers—Executive Compensation” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, provided, however, that neither the Report of the Compensation Committee on Executive Compensation nor the Performance Graph set forth therein shall be incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We hereby incorporate by reference the information to appear under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.

We hereby incorporate by reference the information to appear under the captions “Certain Relationships and Related Party Transactions” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders.

Item 14. Principal Accountants Fees and Services.

We hereby incorporate by reference the information to appear under the caption “Independent Audit Fees” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements

The Index to Consolidated Financial Statements is set forth on page 39 of this report.

(2)	Financial Statement Schedules

All schedules for TeleTech have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information is included in the respective Consolidated Financial Statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of TeleTech (incorporated by reference to Exhibit 3.1 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)

3.2	Amended and Restated Bylaws of TeleTech (incorporated by reference to Exhibit 3.2 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)

10.1+	TeleTech Holdings, Inc. Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)

10.2+	TeleTech Holdings, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-69668) filed on September 19, 2001)

10.3+	TeleTech Holdings, Inc. Amended and Restated 1999 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-96617) filed on July 17, 2002)

10.4+	Newgen Results Corporation 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Newgen Results Corporation’s Form S-1 Registration Statement (Registration No. 333-62703) filed on September 2, 1998)

10.5+	Newgen Results Corporation 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Newgen Results Corporation’s Form S-1 Registration Statement (Registration No. 333-62703) filed on September 2, 1998)

10.6	Form of Client Services Agreement, 1996 version (incorporated by reference to Exhibit 10.12 to TeleTech’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-04097) filed on June 5, 1996)

10.7	Agreement for Customer Interaction Center Management Between United Parcel General Services Co. and TeleTech (incorporated by reference to Exhibit 10.13 to TeleTech’s Amendment No. 4 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 30, 1996)

10.8	Client Services Agreement dated May 1, 1997, between TeleTech Customer Care Management (Telecommunications), Inc. and GTE Card Services Incorporated d/b/a GTE Solutions (incorporated by reference to Exhibit 10.12 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 1997)

10.9	Operating Agreement for Ford Tel II, LLC effective February 24, 2000 by and among Ford Motor Company and TeleTech Holdings, Inc. (incorporated by reference to Exhibit 10.25 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2000)

10.10	Credit Agreement dated as of October 29, 2002 among TeleTech, Bank of America, N.A. and the other Lenders party thereto

10.11	Amended and Restated Lease and Deed of Trust Agreement dated June 22, 2000 (incorporated by reference to Exhibit 10.31 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 30, 2000)

10.12	Amended and Restated Participation Agreement dated June 22, 2000 (incorporated by reference to Exhibit 10.32 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 30, 2000)

10.13	Private Placement of Senior Notes pursuant to Note Purchase Agreement dated October 30, 2001 (incorporated by reference to Exhibit 10.73 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.14+	Employment Agreement dated May 15, 2001 between James Kaufman and TeleTech (incorporated by reference to Exhibit 10.64 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.15+	Stock Option Agreement dated August 16, 2000 between James Kaufman and TeleTech (incorporated by reference to Exhibit 10.53 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)

10.16+	Non-Qualified Stock Option Agreement dated October 27, 1999 between Michael E. Foss and TeleTech (incorporated by reference to Exhibit 10.26 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2000)

Exhibit No.	Description
10.17+	Promissory Note dated November 28, 2000 by Sean Erickson for the benefit of TeleTech (incorporated by reference to Exhibit 10.62 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)

10.18+	Promissory Note dated March 28, 2001 by Sean Erickson for the benefit of TeleTech

10.19+	Employment Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.66 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.20+	Stock Option Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.70 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.21+	Restricted Stock Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.71 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.22+	Restricted Stock Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.72 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.23+	Employment Agreement dated October 15, 2001 between Ken Tuchman and TeleTech (incorporated by reference to Exhibit 10.68 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.24+	Stock Option Agreement dated October 1, 2001 between Ken Tuchman and TeleTech (incorporated by reference to Exhibit 10.69 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.25+	Letter Agreement dated January 11, 2001 between Chris Batson and TeleTech (incorporated by reference to Exhibit 10.54 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)

10.26+	Stock Option Agreement dated January 29, 2001 between Chris Batson and TeleTech (incorporated by reference to Exhibit 10.55 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)

10.27+	Letter Agreement dated January 26, 2001 between Jeffrey Sperber and TeleTech (incorporated by reference to Exhibit 10.56 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)

10.28+	Stock Option Agreement dated March 5, 2001 between Jeffrey Sperber and TeleTech (incorporated by reference to Exhibit 10.57 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)

10.29	First Amendment to Note Purchase Agreement dated as of February 1, 2003 by and among TeleTech Holdings, Inc. and each of the institutional investors party thereto

10.30	Second Amendment to Note Purchase Agreement dated as of August 1, 2003 by and among TeleTech Holdings, Inc. and each of the institutional investors party thereto

10.31	Third Amendment to Note Purchase Agreement dated as of September 30, 2003 by and among TeleTech Holdings, Inc. and each of the institutional investors party thereto

10.32	First Amendment to Credit Agreement dated as of February 10, 2003 by and among TeleTech Holdings, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent

10.33	Second Amendment to Credit Agreement dated as of June 30, 2003 by and among TeleTech Holdings, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent

10.34	Third Amendment to Credit Agreement dated as of October 24, 2003 by and among TeleTech Holdings, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent

10.35	Intercreditor and Collateral Agency Agreement dated as of October 24, 2003 among various creditors of TeleTech Holdings, Inc. and Bank of America, N.A. as collateral agent

10.36	Pledge Agreement dated as of October 24, 2003 by and among TeleTech Holdings, Inc., each subsidiary of TeleTech Holdings, Inc. party thereto and Bank of America, N.A. as collateral agent

10.37	Security Agreement dated as of October 24, 2003 by and among TeleTech Holdings, Inc., each subsidiary of TeleTech Holdings, Inc. party thereto and Bank of America, N.A. as collateral agent

10.38	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing dated as of October 24, 2003 by TeleTech Services Corporation to The Public Trustee of the County of Douglas, Colorado for the benefit of Bank of America, N.A. as collateral agent

Exhibit No.	Description
21.1*	List of subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a) Certification of CEO of TeleTech

31.2*	Rule 13a-14(a) Certification of CFO of TeleTech

32*	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Filed herewith.

+	Management contract or compensatory plan or arrangement filed pursuant to Item 15(c) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on March 8, 2005.

TELETECH HOLDINGS, INC.
By:
/s/ Kenneth D. Tuchman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 8, 2005, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title
/s/ Kenneth D. Tuchman Kenneth D. Tuchman	PRINCIPAL EXECUTIVE OFFICER Chief Executive Officer and Chairman of the Board
/s/ Dennis J. Lacey Dennis J. Lacey	PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER Executive Vice President and Chief Financial Officer
/s/ James E. Barlett James E. Barlett	DIRECTOR
/s/ George Heilmeier George Heilmeier	DIRECTOR
/s/ William A. Linnenbringer William A. Linnenbringer	DIRECTOR
/s/ Ruth C. Lipper Ruth C. Lipper	DIRECTOR
/s/ Shrikant mehta Shrikant Mehta	DIRECTOR
/s/ Shirley Young Shirley Young	DIRECTOR

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the
Board of Directors of TeleTech Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of TeleTech Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of TeleTech Holdings, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleTech Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TeleTech Holdings, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Denver, Colorado
March 7, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

/s/ kenneth d. tuchman

Kenneth D. Tuchman
Chief Executive Officer
March 8, 2005

/s/ dennis j. lacey

Dennis J. Lacey
Chief Financial Officer
March 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and the
Board of Directors of TeleTech Holdings, Inc.:

We have audited management’s assessment, included in the section entitled Management’s Report on Internal Control over Financial Reporting, that TeleTech Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TeleTech Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that TeleTech Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, TeleTech Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TeleTech Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 7, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
March 7, 2005

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,066	$141,655
Accounts receivable, net	148,627	145,658
Prepaids and other current assets	31,579	26,932
Deferred tax asset, net	6,609	885
Income taxes receivable	16,154	8,524

Total current assets	278,035	323,654

PROPERTY AND EQUIPMENT, NET	132,214	148,690

OTHER ASSETS:
Goodwill	30,613	30,200
Contract acquisition costs, net	14,607	19,237
Deferred tax asset, net	18,454	19,938
Other assets	22,872	27,426

Total assets	$496,795	$569,145

The accompanying notes are an integral part of these consolidated balance sheets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Cont.)
(Amounts in thousands except share amounts)

	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDERS’
CURRENT LIABILITIES:
Accounts payable	$23,204	$22,822
Accrued employee compensation and benefits	54,376	47,946
Other accrued expenses	32,824	29,992
Income taxes payable	15,226	3,042
Deferred tax liability	5,245	246
Customer advances and deferred income	5,017	12,248
Current portion of grant advances	—	11,919
Current portion of long-term debt and capital lease obligations	300	14,824

Total current liabilities	136,192	143,039

LONG-TERM LIABILITIES:
Long-term debt, net of current portion:
Capital lease obligations	152	195
Senior notes	—	63,000
Line of credit	—	39,000
Other long-term debt	225	268
Grant advances	7,287	—
Deferred tax liability	8,586	11,041
Other liabilities	13,936	17,907

Total liabilities	166,378	274,450

MINORITY INTEREST	7,872	9,183

STOCKHOLDERS’ EQUITY:
Stock purchase warrants	5,100	5,100
Common stock; $.01 par value; 150,000,000 shares authorized; 74,931,907 and 75,008,100 shares outstanding as of December 31, 2004 and 2003, respectively	750	750
Additional paid-in capital	199,063	196,591
Deferred compensation	(74)	(564)
Notes receivable from stockholders	—	(111)
Accumulated other comprehensive income (loss)	3,249	(6,708)
Retained earnings	114,457	90,454

Total stockholders’ equity	322,545	285,512

Total liabilities and stockholders’ equity	$496,795	$569,145

The accompanying notes are an integral part of these consolidated balance sheets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)

	Year Ended December 31,
	2004	2003	2002
REVENUE	$1,052,690	$1,001,128	$1,016,935

OPERATING EXPENSES:
Costs of services	774,521	764,687	769,700
Selling, general and administrative expenses	165,630	149,860	145,239
Depreciation and amortization	59,378	58,596	57,725
Restructuring charges, net	2,052	3,676	9,456
Impairment losses	2,641	6,955	32,816

Total operating expenses	1,004,222	983,774	1,014,936

INCOME FROM OPERATIONS	48,468	17,354	1,999

OTHER INCOME (EXPENSE):
Interest expense	(8,542)	(10,954)	(7,305)
Interest income	4,045	1,783	2,187
Debt restructuring charges	(10,402)	—	—
Other	636	(2,825)	(5,045)

	(14,263)	(11,996)	(10,163)

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	34,205	5,358	(8,164)
Provision for income taxes	9,464	34,859	1,538

INCOME (LOSS) BEFORE MINORITY INTEREST AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	24,741	(29,501)	(9,702)
Minority interest	(738)	(1,003)	1,361

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	24,003	(30,504)	(8,341)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	(11,541)

NET INCOME (LOSS)	$24,003	$(30,504)	$(19,882)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	74,751	74,206	76,383
Diluted	76,109	74,206	76,383

NET INCOME (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
Basic	$.32	$(0.41)	$(0.11)
Diluted	$.32	$(0.41)	$(0.11)

NET INCOME (LOSS) PER SHARE
Basic	$.32	$(0.41)	$(0.26)
Diluted	$.32	$(0.41)	$(0.26)

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

				Accumulated		Notes
			Additional	Other		Receivable	Stock			Total
	Common Stock		Paid-in	Comprehensive	Deferred	from	Purchase	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Compensation	Stockholder	Warrants	Earnings	Income (Loss)	Equity

BALANCES, December 31, 2001 (unaudited)	76,752	$768	$212,097	$(19,167)	$(2,078)	$(107)	$5,100	$140,840		$337,453
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(19,882)	$(19,882)	(19,882)
Other comprehensive loss:
Unrealized losses on securities, net of reclassification adjustments and tax	—	—	—	(941)	—	—	—	—	(941)	(941)
Translation adjustments	—	—	—	(4,623)	—	—	—	—	(4,623)	(4,623)
Derivatives valuation, net of tax	—	—	—	(2,033)	—	—	—	—	(2,033)	(2,033)

Other comprehensive loss	—	—	—	—	—	—	—	—	(7,597)

Comprehensive loss	—	—	—	—	—	—	—	—	$(27,479)

Employee stock purchase plan	293	3	1,851	—	—	—	—	—		1,854
Exercise of stock options	609	6	4,636	—	—	—	—	—		4,642
Purchases of common stock	(3,530)	(37)	(24,747)	—	—	—	—	—		(24,784)
Amortization of deferred compensation	—	—	—	—	894	—	—	—		894
Other	—	—	117	—	—	(117)	—	—		—

BALANCES, December 31, 2002	74,124	$740	$193,954	$(26,764)	$(1,184)	$(224)	$5,100	$120,958		$292,580
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(30,504)	$(30,504)	(30,504)
Other comprehensive income:
Translation adjustments	—	—	—	14,545	—	—	—	—	14,545	14,545
Derivative valuation, net of tax	—	—	—	5,511	—	—	—	—	5,511	5,511

Other comprehensive income	—	—	—	—	—	—	—	—	20,056

Comprehensive loss	—	—	—	—	—	—	—	—	$(10,448)

Employee stock purchase plan	271	3	914	—	—	—	—	—		917
Exercise of stock options	618	6	2,888	—	—	—	—	—		2,894
Purchases of common stock	(255)	(2)	(1,165)	—	—	—	—	—		(1,167)
Amortization of deferred compensation	—	—	—	—	620	—	—	—		620
Restricted stock grant	250	3	—	—	—	—	—	—		3
Other	—	—	—	—	—	113	—	—		113

BALANCES, December 31, 2003	75,008	$750	$196,591	$(6,708)	$(564)	$(111)	$5,100	$90,454		$285,512
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	24,003	$24,003	24,003
Other comprehensive income:
Translation adjustments	—	—	—	6,893	—	—	—	—	6,893	6,893
Derivative valuation, net of tax	—	—	—	3,064	—	—	—	—	3,064	3,064

Other comprehensive income:	—	—	—	—	—	—	—	—	9,957

Comprehensive income	—	—	—	—	—	—	—	—	$33,960

Employee stock purchase plan	90	1	464	—	—	—	—	—		465
Exercise of stock options	688	7	5,123	—	—	—	—	—		5,130
Purchases of common stock	(854)	(8)	(5,601)	—	—	—	—	—		(5,609)
Amortization of deferred compensation	—	—	—	—	490	—	—	—		490
Other	—	—	2,486	—	—	111	—	—		2,597

BALANCES, December 31, 2004	74,932	$750	$199,063	$3,249	$(74)	$—	$5,100	$114,457		$322,545

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,003	$(30,504)	$(19,882)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	—	11,541
Depreciation and amortization	59,378	58,596	57,725
Amortization of contract acquisition costs	4,631	4,631	4,463
Provision for doubtful accounts	2,247	4,043	9,258
Gain on sale of securities	—	—	(547)
Deferred income taxes	(1,698)	16,636	(12,066)
Minority interest	738	1,003	(1,361)
Share of losses on equity investment	—	438	3,562
Impairment losses	2,641	6,955	32,816
Loss on disposal of assets	546	1,062	89
(Gain) loss on derivatives	—	(2,357)	94
Tax benefit from stock option exercises	1,877	30	406
Other	308	—	—
Changes in assets and liabilities:
Accounts receivable	(2,107)	(4,494)	28,300
Prepaids and other current assets	2,083	450	(3,309)
Accounts payable and accrued expenses	25,265	15,471	(10,694)
Customer advances and deferred income	(7,231)	(12,932)	13,507

Net cash provided by operating activities	112,681	59,028	113,902

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(38,521)	(79,053)	(38,918)
Acquisition of a business, net of cash acquired	—	(1,868)	—
Investment in joint venture	(310)	(1,538)	—
Capitalized software costs	(3,156)	(5,378)	(2,451)
Net decrease in short-term investments	—	23	6,437
Proceeds from sale of available-for-sale securities	—	—	1,633
Other	(114)	—	(1,282)

Net cash used in investing activities	(42,101)	(87,814)	(34,581)

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
(Amounts in thousands)

	Year Ended December 31,
	2004	2003	2002

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	$145,900	$39,000	$—
Payments on lines of credit	(184,900)	—
Proceeds from long-term debt borrowings	—	406	—
Payments on long-term debt and capital lease obligations	(75,358)	(4,599)	(10,467)
Debt refinancing fees	(1,000)	—	—
Payment on grant advances	(5,780)	—	—
Payments to minority shareholder	(3,600)	(5,400)	—
Payments from minority shareholder	1,742	—	—
Proceeds from employee stock purchase plan	465	917	1,854
Proceeds from exercise of stock options	5,130	2,894	4,642
Purchases of treasury stock	(5,609)	(1,167)	(24,784)

Net cash (used in) provided by financing activities	(123,010)	32,051	(28,755)

Effect of exchange rate changes on cash and cash equivalents	(14,159)	(5,687)	(1,919)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	(66,589)	(2,422)	48,647
CASH AND CASH EQUIVALENTS, beginning of year	141,655	144,077	95,430

CASH AND CASH EQUIVALENTS, end of year	$75,066	$141,655	$144,077

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$9,757	$10,580	$7,796
Cash paid for income taxes	10,525	8,944	$31,075
Assets acquired under capital leases and other financings	—	—	$3,849

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements For the Years Ended
December 31, 2004, 2003 and 2002

NOTE 1: OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview of Company. TeleTech Holdings, Inc. (“TeleTech” or the “Company”) serves its clients through two primary businesses: (i) Customer Management Services, which provides outsourced customer support and marketing services for a variety of industries via call centers in the United States (“U.S.”), Argentina, Australia, Brazil, Canada, China, Germany, India, Korea, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore, and Spain (“Customer Care”); and (ii) Database Marketing and Consulting, which provides outsourced database management, direct marketing and related customer acquisitions and retention services for automotive dealerships and manufacturers in North America.

Basis of Presentation. The consolidated financial statements are comprised of the accounts of TeleTech, its wholly owned subsidiaries, and its 55% owned subsidiary, Percepta, LLC (“Percepta”) and its 60% owned subsidiary, TeleTech Services (India) Private Limited (“TeleTech India”). All intercompany balances and transactions have been eliminated in consolidation.

Unaudited Financial Statements. The consolidated financial statements for 2001 were audited by Arthur Andersen, LLP (“Andersen”). The Company previously restated its consolidated financial statements for 2003, 2002 and 2001. As part of that restatement, certain adjustments were recorded to the 2001 consolidated financial statements. Representatives of Andersen are not available to provide an audit opinion regarding our adjustments to the 2001 consolidated financial statements or the 2001 consolidated financial statements themselves. As such, all amounts for years ended December 31, 2001 and prior contained in this Form 10-K are unaudited.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s use of accounting estimates is primarily in the areas of income taxes, self-insurance reserves, goodwill, restructuring reserves, the impairment of long-lived assets and the allowance for doubtful accounts.

Foreign Currency Translation. The assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is other than the U.S. dollar, are translated at the exchange rates in effect on the last day of the period, and income and expenses are translated at the weighted average exchange rate during the reporting period. The net effect of translation gains and losses is accumulated as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in determining net income (loss). Intercompany loans are generally treated as permanently invested as settlement is not planned or anticipated in the foreseeable future. In addition, intercompany balances outstanding as of December 31, 2002 not classified as intercompany loans are also treated as permanently invested. Therefore, due to their long-term nature, gains and losses are included as a separate component of stockholders’ equity. If the Company were to revise its plans for the repayment of intercompany loans, the net effect of the related foreign currency transactions would be included in the determination of net income (loss). As a result, the Company’s earnings could become more volatile as the intercompany loan balance and other permanently invested balances were approximately $216.1 million at December 31, 2004. Such loans generally arose from funding the foreign subsidiaries operating losses and capital expenditures.

Cash and Cash Equivalents. The Company considers all cash and investments with an original maturity of 90 days or less to be cash equivalents.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Amounts paid for software licenses and third-party-packaged software are capitalized.

     Depreciation amortization are computed on the straight-line method based on the following estimated useful lives:

Computer equipment and software	3-5 years
Building	25 years
Telephone equipment	4-7 years
Furniture and fixtures	5-7 years
Leasehold improvements	5-10 years
Vehicles	5 years

Goodwill. Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired, and prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) was amortized on a straight-line basis over periods ranging from nine to 25 years. The Company adopted SFAS No. 142 on January 1, 2002. Under SFAS No. 142, goodwill is no longer required to be amortized, however, it must be tested annually for impairment.

Goodwill is tested for impairment at least annually at the reporting units one level below the segment level for the Company. The impairment, if any, is measured based on the estimated fair value of the reporting unit. The Company determines fair value based on discounted probability-weighted cash flows although other methods are allowable under SFAS No. 142. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The Company’s policy is to test goodwill for impairment in the fourth quarter of each year unless circumstances indicate an impairment exists during an intervening period.

Contract Acquisition Costs. Amounts paid to or on behalf of clients to obtain long-term contracts are capitalized and amortized on a straight-line basis over the terms of the contracts as a reduction of revenue in accordance with EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products,” commencing with the date of the first revenue from the contract. On a quarterly basis, the Company evaluates the recoverability of these costs based upon an evaluation of recoverability on a client-by-client basis. Amortization of these costs for the years ended December 31, 2004, 2003 and 2002, was $4.6 million, $4.6 million and $4.5 million, respectively. Expected future amortization of contract acquisition costs is as follows (in thousands):

2005	3,177
2006	2,764
2007	2,764
2008	2,764
2009	2,764
Thereafter	374

$14,607

Long-Lived Assets. During the year, the Company evaluates the carrying value of its individual customer management centers (“CMCs”) in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) to assess whether future operating results are sufficient to recover the carrying costs of these long-lived assets. When the operating results of a CMC have reasonably progressed to a point making it likely that the site will continue to sustain losses in the future, or there is a current expectation that a CMC will be closed or otherwise disposed of before the end of its previously estimated useful life, the Company selects the center for further review.

For CMCs selected for further review, the Company estimates the future estimated probability-weighted cash flows from operating the CMCs over their useful lives. Significant judgment is involved in projecting future capacity utilization, pricing, labor costs and the estimated useful lives. Additionally, the Company subjects to an alternative test CMCs that have been operated for less than two years or those CMCs that have been impaired within the past two years. The Company believes sufficient time to establish market presence and build a customer base is required for new or revalued centers in order to determine recoverability. These CMCs are reviewed quarterly for other factors that could impact recoverability. For impaired CMCs, the Company writes the assets down to estimated fair market value based on expected future cash flows.

Software Development Costs. The Company accounts for software development costs in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” which requires that certain costs related to the development or purchase of internal-use software be capitalized. At December 31, 2004 and 2003, the Company had approximately $13.0 million and $16.8 million, respectively, of capitalized software costs, which are included in Other Assets in the accompanying Consolidated Balance Sheets. The Company assesses quarterly the recoverability of its capitalized software costs based upon an analysis of expected future cash flows of services utilizing the software. These costs will be amortized over the expected useful life of the software. Approximately $6.7 million, $6.1 million and $5.2 million of amortization expense related to capitalized software costs is included in Depreciation and Amortization in the accompanying Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002, respectively.

Customer Advances and Deferred Income. The Company records amounts billed or received but not earned as customer advances and deferred income. Included in customer advances and deferred income are customer prepayments and amounts received to settle contractual minimum commitments in lieu of providing services. These settlement receipts are amortized over the life of the original contract life that gave rise to the customer obligation. For the years ended December 31, 2004 and December 31, 2003, the Company amortized approximately $7.7 million and $12.7 million, respectively, into revenue in the accompanying Consolidated Statements of Operations related to settlement payments.

Grant Advances. From time to time, the Company has received grants from local or state governments as an incentive to locate CMCs in their jurisdictions. The Company’s policy is to account for grant monies received as a liability and recognize them as income (as a reduction of Depreciation and Amortization in the accompanying Consolidated Statements of Operations, if related to purchases of equipment) over the life of the grant as it achieves the milestones set forth in the grant agreement.

Restructuring Liabilities. Management periodically assesses the profitability and utilization of the Company’s CMCs along with its overall profitability. In some cases, management has chosen to close under-performing CMCs and make reductions in force to enhance future profitability. In 2002, under the previous accounting guidance, the Company recorded the anticipated charges at the time plans were approved by management or the Board of Directors. On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, instead of upon commitment to a plan (see Note 10).

Leases. The Company has negotiated certain rent holidays, landlord/tenant incentives as well as escalations in the base price of the rent payments over the term of their operating leases. In accordance with SFAS No. 13 “Accounting for Leases,” FASB Technical Bulletin 88-1 “Issues Relating to Accounting for Leases” and FASB Technical Bulletin 85-3 “Accounting for Operating Leases with Scheduled Rent Increases,” the Company recognizes rent holidays and rent escalations on a straight-line basis over the lease term; and landlord/tenant incentives are recorded as deferred rent and amortized over the life of the related lease. The Company has accrued rent recorded of $4.1 million and $4.3 million at December 31, 2004 and 2003, respectively.

The Company depreciates assets acquired under capital leases, and related leasehold improvements over the shorter of the expected useful life or the initial term of the leases.

Income Taxes. The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Gross deferred tax assets may then be reduced by a valuation allowance for amounts that do not satisfy the realization criteria of SFAS No. 109.

The Company provides for U.S. income taxes expense on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the U.S. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings subject to certain limitations. At December 31, 2004, the cumulative amount of foreign earnings not repatriated is approximately $36 million. If these earnings become taxable in the U.S., some portion of them may be subject to incremental U.S. income tax expense and foreign withholding tax expense.

Revenue Recognition. The Company recognizes revenue at the time services are performed. The Company’s Customer Management Services business recognizes revenue under production rate and performance-based models, which are as follows:

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

Certain client programs provide for adjustments to monthly billings based upon whether the Company exceeds or not certain performance criteria as set forth in the contract. Increases or decreases to monthly billings arising from such contract terms are reflected in revenue as incurred. The Company has certain contracts that are billed in advance and accordingly, amounts billed and paid but not earned under these contracts are excluded from revenue and included in Customer Advances and Deferred Income in the accompanying Consolidated Balance Sheets.

At times, the Company enters into contracts in which the contractual billing periods do not coincide with the periods over which the services are provided. In those instances, the Company recognizes revenue straight-line over the life of the contract.

In July 2003, the Company adopted Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which provides further guidance on how to account for multiple element contracts. EITF 00-21 is effective for all arrangements entered into after the second quarter of 2003. The Company has determined that EITF 00-21 requires the deferral of revenue for the initial training that occurs upon commencement of a new client contract (“Start-Up Training”) if that training is billed separately to a client. Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are also deferred. In these circumstances, both the training revenue and costs are amortized straight-line over the life of the client contract. In situations where Start-Up Training is not billed separately, but rather included in the hourly service rates paid by the client over the life of the contract, no deferral is necessary as the revenue is being recognized over the life of the contract. If Start-Up Training revenue is not deferred, the associated training expenses are expensed as incurred.

The following is a summary of the impact of the adoption of EITF 00-21 for the years ended December 31, 2004 and 2003:

	Year Ended December 31,
	2004		2003
		Income		Income
		From		From
	Revenue	Operations	Revenue	Operations
Deferred due to new business	$(3,139)	$(1,858)	$(3,790)	$(2,322)
Amortization of prior deferrals	3,148	1,702	—	277

Net impact for period	$9	$(156)	$(3,790)	$(2,045)

Comprehensive Income (Loss). Comprehensive Income (Loss) consists of the following components:

	Year Ended December 31,
	2004	2003	2002
Net income (loss)	$24,003	$(30,504)	$(19,882)

Other comprehensive income (loss):
Unrealized gains (losses) on securities, net of reclassification adjustments and tax	—	—	(941)
Foreign currency translation adjustments	6,893	14,545	(4,623)
Derivatives valuation, net of tax	3,064	5,511	(2,033)

Other comprehensive income (loss), net of tax	9,957	20,056	(7,597)

Comprehensive income (loss)	$33,960	$(10,448)	$(27,479)

Disclosure of reclassification amounts:

Year Ended
December 31,
2002
Unrealized holding losses arising during the period	$(723)
Less: reclassification adjustment for gains included in net loss	(547)
Benefit for income taxes	329

Unrealized losses on securities, net of reclassification adjustments and tax	$(941)

At December 31, 2004, Accumulated Comprehensive Income (Loss) consists of $(2.5) million and $5.7 million of foreign currency translation adjustments and derivatives valuation, respectively. Other Comprehensive Income related to the derivatives valuation is reported net of income tax liability of $3.1 million during 2004. At December 31, 2003, Accumulated Comprehensive Income consists of $(9.3) million and $2.6 million of foreign currency translation adjustments and derivatives valuation, respectively. Other Comprehensive Income related to the derivatives valuation is reported net of income tax liability of $3.5 million in 2003.

Derivatives. The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the Consolidated Balance Sheet as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in Other Comprehensive Income. SFAS 133 requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative’s gains and losses to offset the related results of the hedged item and requires that a Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. Based on the criteria established by SFAS No. 133, all of the Company’s hedges consisting of foreign currency options, forward exchange, non-deliverable, forward and participating contracts are deemed effective. Until September 30, 2004, the Company also had an interest rate swap designated as a hedge as discussed in Note 4. While the Company expects that its derivative instruments will continue to meet the conditions for hedge accounting, if the hedges did not qualify as highly effective or if the Company did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. The Company does not believe it is exposed to more than a nominal amount of credit exchange risk in its hedging activities, as the counter parties are established, well-capitalized financial institutions.

The Company’s subsidiaries in Canada, Argentina, Mexico and the Philippines have their local currency as their functional currency. The functional currency is used to pay labor and other operating costs. However, these foreign subsidiaries have customers contracts where they are paid in U.S. dollars for which the Company has contracted with several commercial banks, at no material cost, to acquire, under forward exchange, non-deliverable, forward and participating contracts as well as options, the functional currency at a fixed price in U.S. dollars to hedge its foreign currency risk. As of December 31, 2004 and 2003, the notional amount of those contracts is summarized as follows (in millions):

	Local	U.S.	Date
	Currency	Dollar	Contracts
Local Currency	Amount	Amount	Are Through
December 31, 2004:
Canadian Dollar	$165.3	$129.4	December 2006
Argentinean Peso	$2.8	$0.9	May 2005
Philippines Peso	$189.0	$3.2	November 2005
December 31, 2003:
Canadian Dollar	$135.1	$94.9	November 2005

During the years ended December 31, 2004, 2003 and 2002, the Company recorded gains/(losses) of $7.6 million, $7.8 million and $(0.1) million, respectively, for settled forward exchange contracts, which are reflected in Revenue in the accompanying Consolidated Statements of Operations. As of December 31, 2004 and 2003, the Company had derivative assets of $9.8 million and $9.0 million, respectively, associated with foreign exchange contracts, consisting of the fair market value of forward exchange contracts, participating forward contracts and options outstanding. Included in these derivative assets are premiums paid by the Company as part of obtaining the foreign exchange options and participating forward contracts. The cost of these premiums is recognized in earnings based on changes in their fair value because they are considered components of the overall fair value of the forward exchange contracts.

During 2003, the Company decided to settle the intercompany receivable and payable balances that result from these arrangements periodically and, accordingly, the transaction gains and losses from fluctuations in exchange rates are included in determining net income (loss). For the year ended December 31, 2003, the Company recorded transaction losses of $2.4 million in Other Income (Expense) related to the intercompany receivables/payable balances generated from labor arbitrage activities and U.S. dollar cash balances on its Canadian subsidiary’s books. During the third quarter of 2003, management began to settle these intercompany balances monthly and, accordingly, expects to mitigate the exposure caused by future changes in foreign exchange rates.

Earnings (Loss) Per Share. Basic earnings (loss) per share are computed by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding. The impact of any potentially dilutive securities is excluded. Diluted earnings per share are computed by dividing the Company’s net income (loss) by the weighted average number of shares and dilutive potential common shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Shares used in basic per share calculation	74,751	74,206	76,383
Effects of dilutive securities:
Stock options	1,358	—	—

Shares used in diluted per share calculation	76,109	74,206	76,383

At December 31, 2004, 2003 and 2002 options to purchase 3.6 million, 7.1 million and 6.1 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect of their inclusion would be antidilutive. The Company has also excluded the impact of outstanding warrants, as their inclusion would be anti-dilutive for all years presented.

Self-Insurance Program. The Company self-insures for certain levels of workers’ compensation and employee health insurance. Estimated costs of these self-insurance programs were accrued at the projected settlements for known and anticipated claims. The Company records estimated liabilities for workers’ compensation and employee health insurance based upon analyses of historical claims experience. The most significant assumption the Company makes in estimating these liabilities is that future claims experience will emerge in a similar pattern with historical claims experience. The Company utilizes information from third party administrators and independent advisors to assist in the calculation of these amounts. Self-insurance liabilities of the Company amounted to $9.3 million and $10.3 million at December 31, 2004 and 2003, respectively, and are included in Accrued Employee Compensation and Benefits on the accompanying Consolidated Balance Sheets.

Fair Value of Financial Instruments. Fair values of cash equivalents and other current accounts receivable and payable approximate the carrying amounts because of their short-term nature. The fair value of the short-term debt approximates its recorded value because of its short-term nature. The carrying values outstanding debt approximates its fair values, which is based on discounting future cash flows using current interest rates adjusted for risk. The fair value of the short-term debt approximates its recorded value because of its short-term nature.

Stock Option Accounting. The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock options including SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures” (“SFAS 148”). Under APB 25, because the exercise price of the Company’s employee stock options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. SFAS No. 123, “Accounting and Disclosure of Stock-Based Compensation” (“SFAS 123”), establishes an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company elected not to adopt SFAS 123 for expense recognition purposes.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been calculated as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Risk-free interest rate	2.72% - 3.98%	2.70% - 6.96%	2.72% - 4.88%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	77.97% - 79.72%	71.40% - 81.30%	81.73% - 83.94%
Expected life (in years)	5.31 - 5.50	5.81 - 5.90	5.50 - 5.54

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

The weighted-average fair value of options granted during 2004, 2003 and 2002 was $5.40, $3.50 and $7.64, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net income (loss) and pro forma net income (loss) per share, as if the Company had used the fair value accounting provisions of SFAS 123, are shown below.

	Years ended December 31,
	2004	2003	2002
	(amounts in thousands, except for per share
		amounts)
Net income (loss) as reported	$24,003	$(30,504)	$(19,882)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	321	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,665)	(12,734)	(13,728)

Pro forma	$18,659	$(43,238)	$(33,610)

Per Share Amounts
As reported:
Basic	$.32	$(0.41)	$(0.26)
Diluted	$.32	$(0.41)	$(0.26)
Pro forma:
Basic	$.25	$(0.58)	$(0.44)
Diluted	$.25	$(0.58)	$(0.44)

Effects of Recently Issued Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the consolidated financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in its second quarter of fiscal 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded at the beginning of the first quarter of adoption of SFAS 123R for all unvested stock options and restricted stock based upon the previously disclosed SFAS 123 methodology and amounts. The retroactive methods would record compensation expense beginning with the first period restated for all unvested stock options and restricted stock. The Company is evaluating the requirements of SFAS 123R and has not yet determined the method of adoption or the impact on its Consolidated Financial Statements.

NOTE 2: SEGMENT INFORMATION AND CUSTOMER CONCENTRATIONS

The Company classifies its business activities into three segments: North American Customer Care, International Customer Care, and Database Marketing and Consulting. These segments are consistent with the Company’s management of the business and reflect its internal financial reporting structure and operating focus. North American and International Customer Care provide comprehensive customer management services. North American Customer Care consists of customer management services provided to U.S. and Canadian clients while International Customer Care consists of clients in all other countries. Database Marketing and Consulting provides outsourced database management, direct marketing and related customer acquisitions and retention services for automobile dealerships and manufacturers in North America. All intercompany transactions between the reported segments for the periods presented have been eliminated.

It is a significant Company strategy to garner additional business through the lower cost opportunities offered by certain international countries. Accordingly, the Company provides services to certain U.S. clients from CMCs in Canada, Australia, UK, India, Argentina, Mexico and the Philippines. Under this arrangement, while the U.S. subsidiary invoices and collects from the client, the U.S. subsidiary also enters into a contract with the foreign subsidiary to reimburse the foreign subsidiary for their costs plus a reasonable profit. As a result, a portion of the profits from these client contracts is recorded by the U.S., while a portion is recorded by the foreign subsidiary. For U.S. clients being fulfilled from Canadian locations, India and the Philippines, which represents the majority of these arrangements, the profits all remain within the North American Customer Care segment. For U.S. clients being fulfilled from Argentina and Mexico, a portion of the profits is reflected in the International Customer Care segment. For the year ended December 31, 2004, approximately $2.9 million of income from operations in the International Customer Care segment was generated from these arrangements.

	Year Ended December 31,
	2004	2003	2002
	(Amounts in thousands)
Revenue:
North American Customer Care	$638,359	$635,627	$708,522
International Customer Care	315,938	255,894	212,425
Database Marketing and Consulting	98,393	109,607	95,988

Total	$1,052,690	$1,001,128	$1,016,935

Income (Loss) from Operations:
North American Customer Care	$58,580	$41,725	$28,102
International Customer Care	(18,414)	(37,651)	(35,853)
Database Marketing and Consulting	8,302	13,280	9,750

Total	$48,468	$17,354	$1,999

Depreciation and Amortization (Included in Income from Operations):
North American Customer Care	$32,175	$32,967	$33,791
International Customer Care	17,313	15,887	15,984
Database Marketing and Consulting	9,890	9,742	7,950

Total	$59,378	$58,596	$57,725

Assets:
North American Customer Care	$287,843	$347,983	$373,097
International Customer Care	132,346	124,521	79,817
Database Marketing and Consulting	76,606	96,641	86,669

Total	$496,795	$569,145	$539,583

Goodwill, net (Included in Total Assets):
North American Customer Care	$11,446	$11,446	$11,446
International Customer Care	5,806	5,393	5,180
Database Marketing and Consulting	13,361	13,361	13,361

Total	$30,613	$30,200	$29,987

Capital Expenditures:
North American Customer Care	$16,916	$39,007	$20,904
International Customer Care	17,741	34,341	11,185
Database Marketing and Consulting	3,864	5,705	6,829

Total	$38,521	$79,053	$38,819

The following data includes revenue, gross property and equipment and other long-term assets based on the geographic location where services are provided or the physical location of the equipment:

	Year Ended December 31,
	2004	2003	2002
	(Amounts in thousands)
Revenues:
United States	$486,216	$559,090	$662,449
Asia Pacific	169,162	120,742	91,828
Canada	186,486	169,957	136,436
Europe	119,091	95,223	66,907
Latin America	91,735	56,116	59,315

Total	$1,052,690	$1,001,128	$1,016,935

Property and Equipment:
United States	$207,070	$204,858	$174,666
Asia Pacific	55,109	40,467	30,340
Canada	52,834	49,076	35,542
Europe	18,936	21,613	19,364
Latin America	40,542	33,565	27,014

Total	$374,491	$349,579	$286,926

Other Long-Term Assets:
United States	$16,925	$20,539	$17,756
Asia Pacific	136	977	4
Canada	138	211	336
Europe	2,001	2,544	4,250
Latin America	3,672	3,155	96

Total	$22,872	$27,426	$22,442

Significant Customers

The Company has 2 customers who contributed in excess of 10% of total revenue, both of which are involved in the communications industry. The revenue from these customers as a percentage of total revenue for each of the three years ended December 31 is as follows:

	2004	2003	2002
Customer A	16%	17%	16%
Customer B	13%	14%	15%

At December 31, 2004 and 2003, accounts receivable from customers A and B were $27.9 million, $10.2 million and $24.9 million, $25.3 million, respectively. These customers are included in the North American Customer Care reporting segment.

The loss of one or more of its significant customers could have a material adverse effect on the Company’s business, operating results or consolidated financial condition. The Company does not require collateral from its customers. To limit the Company’s credit risk, management performs ongoing credit evaluations of its customers and maintains allowances for potentially uncollectible accounts. Although the Company is impacted by economic conditions in the communications and media, automotive, financial services and government services industries, management does not believe significant credit risk exists at December 31, 2004.

NOTE 3: DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts Receivable

Accounts receivable, net consists of the following at December 31:

	2004	2003
	(in thousands)
Accounts receivable	$152,624	$150,360
Less- allowance for doubtful accounts	(3,997)	(4,702)

Accounts receivable, net	$148,627	$145,658

     Activity in the Company’s allowance for doubtful accounts consists of the following:

	2004	2003	2002
		in thousands
Balance, beginning of year	$4,702	$7,593	$6,331
Provision for doubtful accounts	2,247	4,043	9,258
Deductions for uncollectible receivables written-off	(2,952)	(6,934)	(7,996)

Balance, end of year	$3,997	$4,702	$7,593

Property and Equipment

Property and equipment consisted of the following at December 31:

	2004	2003
	(in thousands)
Land and buildings	$30,028	$29,785
Computer equipment and software	164,711	144,714
Telephone equipment	52,462	49,681
Furniture and fixtures	50,641	47,276
Leasehold improvements	75,495	77,166
Construction in Progress	938	705
Other	216	252

	374,491	349,579
Less- accumulated depreciation	(242,277)	(200,889)

	$132,214	$148,690

Included in the cost of property and equipment is the following equipment obtained through capitalized leases as of December 31:

	2004	2003
	(in thousands)
Computer equipment and software	$911	$2,843
Telephone equipment	722	1,620
Furniture and fixtures	253	273

	1,886	4,736
Less- accumulated depreciation	(965)	(3,644)

	$921	$1,092

Depreciation expense was $48.6 million, $51.9 million and $50.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 4: DEBT AND GRANT ADVANCES

Senior Notes and Debt Restructuring

Senior Notes consisted of the following as of December 31:

	2004	2003
	(in thousands)
Series A notes payable, interest at 8.75% per annum, interest payable semi-annually, principal payable annually commencing October 30, 2001, maturing October 30, 2008, unsecured; fully repaid in 2004	$—	$60,000
Series B notes payable, interest at 9.15% per annum, interest payable semi-annually, principal payable annually commencing October 30, 2001, maturing October 30, 2011, unsecured; fully repaid in 2004	—	15,000

	$—	$75,000

In April 2004, the Company implemented a plan to reduce debt and the associated interest costs, along with improving financial flexibility by re-aligning the Company’s capital structure to better support the Company’s business plan and to benefit from the current lower interest rate environment (the “Refinancing”). This strategy entailed three components: first, to refinance the then existing revolving line of credit (“Revolver”) with a new revolving Credit Facility (“Credit Facility”) that provided more financial and operational flexibility, second, to de-leverage the Consolidated Balance Sheets by prepaying the high cost $75.0 million of senior notes (“Senior Notes”), third, to terminate the interest rate swap.

On May 5, 2004, the Company completed the first stage by structuring a new secured Credit Facility with a financial institution, and subsequently syndicating it to a group of banks. The amount of the Credit Facility permits the Company to borrow up to $100 million with an option to increase the size of the facility to a maximum of $150 million (subject to approval by the lenders at any time up to 90 days prior to the termination of the agreement). The $38.2 million in borrowings under the former Revolver were refinanced under the Credit Facility and were subsequently repaid during the third and fourth quarters of 2004.

The Credit Facility, which includes certain customary financial covenants, may be used for general corporate purposes, including refinancing of debt, working capital, purchases of treasury stock and acquisition financing. The Credit Facility accrues interest at a rate based on either (1) the Prime Rate, defined as the higher of the lender’s prime rate or the Federal Funds Rate plus 0.50%, or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable credit spread, at the Company’s option. The interest rate will vary based on the Company’s leverage ratio as defined in the Credit Facility agreement. As of December 31, 2004, the Company had no outstanding borrowings under the Credit Facility.

The Credit Facility matures May 4, 2007; however, the Company may request a one-year extension of the maturity date, subject to approval by the lenders. The Credit Facility is secured by 100% of the Company’s domestic accounts receivable and a pledge of 65% of capital stock of certain material foreign subsidiaries, as defined in the Credit Facility agreement.

On June 16, 2004, the Company completed the second stage of the plan by de-leveraging the Consolidated Balance Sheets through the prepayment of $75 million in outstanding obligations under the Senior Notes. As a result, the Company was required to pay an additional $6.4 million under a make-whole provision. The Company also recorded a $1.2 million non-cash charge to write-off deferred costs related to the former Revolver and Senior Notes. The Company satisfied the Senior Notes’ principal and make-whole obligations with a combination of cash and incremental borrowings under the Credit Facility, representing $56.4 million and $25.0 million, respectively.

In the third quarter of 2004, the Company elected to terminate the interest rate swap and repay $31 million of the then-borrowed $38 million under the new Credit Facility. The termination of the interest rate swap agreement resulted in a $2.8 million cash payment during the third quarter of 2004.

The make-whole provision payment, the non-cash charge to write-off deferred costs and the amount paid to terminate the interest rate swap agreement are recorded as Debt Restructuring Charges in the accompanying Consolidated Statements of Operations.

Other Long-Term Debt

As of December 31, 2004 and 2003, other long-term Debt consisted of the following:

	2004	2003
	(in thousands)
Note payable, interest at 8% per annum, principal and interest payable monthly, maturing May 2010, unsecured	$260	$299
Other notes payable	11	1,008

	271	1,307
Less- current portion	(46)	(1,039)

	$225	$268

     Annual maturities of Other Long-term Debt are as follows (in thousands):

Year ended December 31,
2005	$46
2006	49
2007	47
2008	51
2009	54
Thereafter	24

$271

Grant Advances

In 2001, the Company received an $11.9 million grant advance from Invest Northern Ireland, formally known as the Industrial Development Board (“IDB”) of Northern Ireland (the “IDB Grant”). The advance was to be earned by achieving certain milestones related to hiring and retaining employees and capital expenditures. At December 31, 2003, the Company was not in compliance with certain components of the IDB Grant; therefore, the advance was classified as current on the accompanying Consolidated Balance Sheets. In March 2004, the Company finalized negotiations on the terms of the IDB Grant so that the milestones could more realistically be achieved. To induce the IDB to restructure the terms of the IDB Grant, the Company agreed to repay $5.8 million of the advanced funds and $1.2 million of back rent. As of December 31, 2004, approximately $7.3 million was outstanding under the IDB Grant. If the Company has not met all of the required milestones, the unearned portion of the grant becomes payable in 2011. The Company has classified the $7.3 million outstanding under the grant, as of December 31, 2004, as long-term as the Company believes it will meet the milestones by the required deadline. As of December 31, 2004, $3.4 million of the outstanding balance is interest bearing.

Other Lines of Credit

The Company’s Spanish subsidiary has two factoring lines of credit at December 31, 2004; one for $11.7 million (EUR 9 million) and another for $3.9 million (EUR 3 million). Approximately $3.2 million (EUR 2.3 million) was outstanding as of December 31, 2004 under these lines of credit.

The Company’s Brazilian subsidiary had a factoring line of credit for $0.7 million (R1.9 million) at December 31, 2003, which was terminated in June 2004. The balance outstanding at December 31, 2003 was $0.2 million. The Company’s Brazilian subsidiary also had a bank line of credit for $0.4 million (R1.2 million) at December 31, 2003, which was terminated in June 2004. The balance outstanding at December 31, 2003 was $0.4 million.

Capital Lease Obligations

The Company has financed certain property and equipment under non-cancelable capital leases. Accordingly, the fair value of the equipment has been capitalized and the related obligation recorded. The average implicit interest rate on these leases was 2.99% at December 31, 2004. Interest is charged to expense at a constant rate applied to declining principal over the period of the obligation.

The future minimum lease payments under Capital Lease Obligations as of December 31, 2004 are as follows (in thousands):

2005	$254
2006	96
Thereafter	69

419
Less amount representing interest	(13)

406
Less current portion	(254)

$152

Assets acquired under capital lease obligations are amortized over the life of the applicable lease terms of four to seven years (or the estimated useful lives of the assets, in the event title to the leased assets passes to the Company upon termination of the lease). Depreciation expense related to equipment under capital leases was $0.5 million, $2.4 million and $3.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. Interest expense associated with capital leases was $0.1 million, $0.2 million and $0.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 5: INCOME TAXES

The sources of income (loss) including minority interest earnings, before income taxes, are as follows for the years ended December 31 (in thousands):

	2004	2003	2002

Domestic	$12,811	$934	$(3,609)
Foreign	20,656	3,421	(3,194)

Total	$33,467	$4,355	$(6,803)

     The components of the provision (benefit) for income taxes are as follows for the years ended December 31 (in thousands):

	2004	2003	2002

Current provision:
Federal	$11,899	$5,177	$(5,388)
State	1,547	673	(733)
Foreign	(2,284)	12,373	19,725

	11,162	18,223	13,604

Deferred provision:
Federal	(489)	23,865	(8,934)
State	(64)	3,102	(1,046)
Foreign	(1,145)	(10,331)	(2,085)

	(1,698)	16,636	(12,066)

	$9,464	$34,859	$1,538

The following reconciles the Company’s effective tax rate to the federal statutory rate for the years ended December 31 (in thousands):

	2004	2003	2002

Income tax per U.S. federal statutory rate (35%)	$11,713	$1,524	$(2,381)
State income taxes, net of federal deduction	963	2,032	(1,456)
Record initial U.S. valuation allowance	—	24,048	—
Record initial Brazil valuation allowance	—	1,887	—
Record initial Spain valuation allowance	—	—	5,196
Benefit of not recording deferred tax expense due to valuation allowance	(5,076)	—	—
Foreign income taxed at different rates than the U.S.	(1,061)	878	867
Losses in international markets without tax benefits	2,484	—	—
Permanent difference related to foreign exchange gains	3,116	—	—
Other permanent differences	2,126	—	—
Tax benefit of tax planning strategies, including related Benefit due to reduction in valuation allowance	(4,678)	—	—
Write off EHI deferred tax asset	—	7,215	—
Write off certain U.S. deferred tax assets	—	—	569
Other	(123)	(2,725)	(1,257)

	$9,464	$34,859	$1,538

The Company’s deferred income tax assets and liabilities are summarized as follows as of December 31 (in thousands):

	2004	2003

Current deferred tax assets:
Allowance for doubtful accounts	$903	$1,057
Vacation accrual	1,747	1,791
Accrued workers compensation	2,622	2,622
Insurance reserves	992	1,369
Accrued restructuring charges	178	314
Accrued sales tax	450	1,431
Deferred revenue	143	3,084
Other	2,292	2,131

	9,327	13,799

Long-term deferred tax assets:
Depreciation and amortization	14,197	14,537
Amortization of deferred rents	2,024	1,713
Unrealized exchange gains and losses	959	—
Net operating losses	10,501	14,434
Warrant amortization	958	756
Contract acquisition costs	570	437
Other	5,023	4,894

	34,232	36,771

Current deferred tax liability:
Prepaid Insurance	(1,698)	—
Unrealized gain on derivatives	(2,367)	—
Other	(1,179)	(246)

	(5,244)	(246)

Long-term deferred tax liability:
Capitalized software	(4,478)	(5,650)
Depreciation and amortization	(316)	—
Contract acquisition costs	(2,983)	(3,569)
Unrealized gain on derivatives	(755)	(1,703)
Other	(55)	(118)

	(8,587)	(11,040)

Federal tax credits	1,495	1,700
Valuation allowance	(19,991)	(31,448)

Total	$11,232	$9,536

Based upon assessments of recoverability of its deferred tax assets made in prior periods, the Company has a valuation allowance against deferred tax assets as of December 31, 2004 of $20 million. This is principally related to its U.S. business and operations in the UK, Spain, Brazil and Argentina. The Company has approximately $0.6 million of net deferred tax assets in the U.S. (representing the U.S. tax currently due) and $10.7 million of net deferred tax assets as of December 31, 2004 related to certain international locations whose recoverability is dependent upon their future profitability.

As of December 31, 2004, after consideration of all tax loss and tax credit carryback opportunities, the Company had net foreign operating loss carryforwards expiring as follows (in thousands):

2005-2006	$1,203
2007	4,469
2008-2011	6,371
2013	2,977
2016	4,188
2017	6,180
No expiration and / or limited	3,034

Total	28,422

As of December 31, 2004, the Company also had tax credit carryforwards expiring as follows (in thousands):

2022	$674
2023	821

Total	$1,495

Tax valuation allowances did not have a significant impact on the provision for income taxes prior to the second quarter of 2003, when the initial U.S. valuation allowance was established. However, for the year ended December 31, 2004, the valuation allowance does have a material impact on the effective tax rate. This is, in part, because in the Company’s developing international markets, such as Korea and India, where the Company has recorded tax valuation allowances and incurred operating losses, the Company records current income tax expense as required without recognizing a corresponding deferred tax asset for the reported operating loss. U.S. operations have generated book and taxable income for 2004, however, because a substantial valuation allowance exists, there is no net tax provision and recognition of a U.S. deferred tax asset is presently limited to current U.S. tax which at a minimum could be recoverable through carryback of future tax deductions ($0.6 million at December 31, 2004).

In 2004, tax planning strategies have reduced the Company’s effective tax rate. Included in the companies reported operating results is a tax benefit of approximately $5 million related to these tax planning strategies. Under GAAP, the Company is required to recognize the benefit of a tax planning strategy or return filing position in the quarter during which it is considered “probable” or reasonably certain to occur. While the $5 million benefit is considered a one-time event, the Company does have additional tax planning strategies in progress and under review but as of this time, the tax benefit associated with these additional strategies cannot be quantified and, accordingly, are not considered “probable” of occurrence. In future periods, the Company will evaluate all ongoing and completed tax planning strategies and make a determination as to the “probable” outcome of each strategy before recording the corresponding tax benefits, if any. Therefore, there can be no assurance as to the timing, amount or frequency with which the Company will recognize the income tax benefit associated with ongoing or future tax planning strategies.

NOTE 6: EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit-sharing plan that allows participation by employees who have completed six months of service, as defined, and are 21 or older. Participants may defer up to 15% of their gross pay up to a maximum limit determined by U.S. federal law. Participants are also eligible for a matching contribution by the Company of 50% of the first 6% of compensation a participant contributes to the plan. Participants vest in matching contributions over a four-year period. Company matching contributions to the 401(k) plan totaled $1.2 million, $1.3 million and $2.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. Effective August 15, 2003, the Company match became discretionary.

NOTE 7: STOCK COMPENSATION PLANS

The Company adopted a stock option plan during 1995 (the “1995 Option Plan”) and amended and restated the plan in January 1996 for directors, officers, employees, consultants and independent contractors. The 1995 Option Plan reserved 7.0 million shares of common stock and permits the award of incentive stock options, non-qualified options, stock appreciation rights and restricted stock. Outstanding options vest over a three- to five-year period and are exercisable for 10 years from the date of the grant.

In January 1996, the Company adopted a stock option plan for non-employee directors (the “Director Plan”), covering 750,000 shares of common stock. All options were granted at fair market value at the date of grant. Options vested as of the date of the option but were not exercisable until six months after the option date. Options granted are exercisable for 10 years from the date of the grant unless a participant is terminated for cause or one year after a participant’s death. The Director Plan had options to purchase 380,250, 454,250 and 472,250 shares outstanding at December 31, 2004, 2003 and 2002, respectively. In May 2000, the Company terminated future grants under the Director Plan. From that point on, directors received options under the Company’s 1999 Stock Option and Incentive Plan.

In July 1996, the Company adopted an employee stock purchase plan (the “ESPP”). Pursuant to the ESPP, as amended, an aggregate of 1,000,000 shares of common stock of the Company were available for issuance under the ESPP. Employees were eligible to participate in the ESPP after three months of service. In May 2004, the Company amended the ESPP to increase the number of shares available for issuance under the ESPP to 2,500,000 shares. The price per share purchased in any offering period is equal to the lesser of 85% of the fair market value of the common stock on the first day of the offering period or on the purchase date. The offering periods have a term of six months. Stock purchased under the plan for the years ended December 31, 2004, 2003 and 2002 were $0.5 million, $0.9 million and $1.9 million, respectively.

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

A summary of the status of the Company’s stock option plans for the three years ended December 31, 2004, together with changes during each of the years then ended, is presented in the following table:

		Weighted
		Average
		Price Per
	Shares	Share
Outstanding, December 31, 2001	10,873,784	$13.83
Grants	2,991,400	$10.79
Exercises	(609,247)	$6.20
Forfeitures	(1,350,671)	$17.76

Outstanding, December 31, 2002	11,905,266	$13.01
Grants	2,286,122	$4.95
Exercises	(618,831)	$5.75
Forfeitures	(3,974,652)	$15.01

Outstanding, December 31, 2003	9,597,905	$11.00
Grants	3,004,000	$8.11
Exercises	(686,979)	$6.56
Forfeitures	(2,347,444)	$12.38

Outstanding, December 31, 2004	9,567,482	$10.08

Options exercisable at year end:
2004	5,116,989	$11.94
2003	5,436,099	$12.27
2002	5,767,636	$13.09

Weighted average fair value of options granted during the year:
2004		$5.44
2003		$3.50
2002		$7.64

     The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives at December 31, 2004:

	Outstanding			Exercisable
			Weighted
	Number of	Weighted	Average	Number of	Weighted
Range of Exercise	Shares	Average	Contractual	Shares	Average
Prices	Outstanding	Exercise Price	Life (years)	Exercisable	Exercise Price
$0.00 - $ 4.00	258,239	$1.94	2.1	222,239	$1.65
$4.00 - $ 8.00	3,951,553	$6.22	7.1	2,002,096	$6.61
$8.00 - $12.00	3,995,049	$9.89	7.6	1,649,502	$10.71
$12.00 - $16.00	460,190	$13.43	5.3	376,170	$13.51
$16.00 - $20.00	98,479	$18.24	5.9	85,855	$18.30
$20.00 - $24.00	43,428	$20.58	5.9	40,733	$20.56
$24.00 - $28.00	151,375	$25.00	3.7	145,825	$25.00
$28.00 - $32.00	507,019	$30.84	4.7	499,019	$30.855
$32.00 - $36.00	93,000	$34.28	5.4	87,400	$34.21
$36.00 - $40.00	9,150	$38.24	3.1	8,150	$38.41

	9,567,482			5,116,989

NOTE 8: RELATED PARTY TRANSACTIONS

The Company has entered into agreements under which Avion, LLC (“Avion”) and AirMax, LLC (“AirMax”) provide certain aviation flight services to, and as requested, by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has a direct 100% beneficial ownership interest in Avion and an indirect interest in AirMax. During 2004, 2003, and 2002, the Company paid an aggregate of $0.6 million, $1.0 million, and $1.8 million, respectively, to Avion for services provided to the Company. Mr. Tuchman also purchases services from AirMax and from time to time provides short-term loans to AirMax. During 2004, 2003, and 2002 the Company paid to AirMax an aggregate of $0.7 million, $0.8 million, and $1.0 million, respectively, for services provided to the Company. The Audit Committee of the Board of Directors reviews these transactions annually and believes that the fees charged by Avion and AirMax are at fair market value.

The Company initially owned 100% of the shares of common stock in its enhansiv subsidiary and in 2000 exchanged its shares of common stock for convertible preferred stock of a newly formed holding company (“EHI”). At the same time, the common stock was acquired by other interests (see below) As a preferred stockholder, the Company accounted for its investment in EHI under the equity method of accounting. Accordingly, the Company recorded all of EHI’s losses in excess of the value of all subordinate equity investments in EHI. The Company began recording EHI losses during the second quarter of 2001 and continued to do so through May 31, 2002. The losses totaled $7.7 million and $3.6 million and for the years ended December 31, 2001 and 2002, respectively and are included as a separate line item in Other Income (Expense) in the accompanying Consolidated Statements of Operations.

As mentioned above, 55% of the common stock of EHI was acquired by Kenneth D. Tuchman, who did not have a controlling interest in the Company. The remaining 45% of the common stock was acquired by unrelated parties. On May 31, 2002, Mr. Tuchman transferred his 55% ownership of EHI’s common stock to the Company and received no consideration in return. As a result, the Company began consolidating the results of EHI effective June 1, 2002. The Company placed nominal value on this transaction based on a third-party appraisal. During the fourth quarter of 2002, the Company purchased the remaining common stock of EHI held by the outside shareholders for approximately $2.3 million. The Company expensed the consideration paid based on the above-mentioned third-party appraisal. The loss on this transaction is reflected in Other Income (Expense) in the accompanying Consolidated Statements of Operations for the year ended December 31, 2002. Notwithstanding the appraised valuation of the shares acquired, the Company places value on retaining the intellectual property that justified the payment of the purchase price. As a result of this transaction, the Company now owns 100% of EHI, which was merged into the Company in the fourth quarter of 2003.

During 2004, 2003 and 2002, the Company utilized the services of Korn Ferry International (“KFY”) for executive search projects. James Barlett, Vice Chairman and a director of the Company is a director of KFY. During the years ended December 31, 2004, 2003, and 2002, the Company paid $0.2 million, $1.0 million, and $0.7 million, respectively, to KFY for executive search services.

NOTE 9: ACQUISITIONS AND JOINT VENTURES

Brazil Acquisition

On September 1, 2003, the Company acquired all the shares of a company in Brazil for cash of approximately $1.9 million. This company contracts with a large customer and had a trained workforce. This initial amount was recorded as contract rights, included in Other Assets, and is being amortized to expense over 6 years. Future variable installment payments will be paid quarterly over three years based upon specified percentages of revenue earned through those contracts. These variable installment payments are estimated to aggregate to $3.6 million and will be recorded as goodwill when paid.

Goodwill

In the year of its adoption, SFAS No. 142 required a transitional goodwill impairment evaluation, which was a two-step process. The first step was to determine whether there was an indication that goodwill was impaired on January 1, 2002. SFAS No. 142 required a separate impairment evaluation of each of the Company’s reporting units. To perform the first step, the fair value of each reporting unit was estimated by a third-party appraiser by discounting the expected future cash flows and using market multiples of comparable companies. The fair value of each reporting unit was compared to its carrying value, including goodwill. This first step evaluation indicated an impairment of the goodwill recorded by the Company’s Latin American reporting unit, but no impairment of the goodwill recorded by its North American, Asia Pacific or Newgen reporting units.

Because the first step indicated the value of Latin American goodwill was impaired, SFAS No. 142 required a second step to determine the amount of the impairment. The amount of the impairment was determined by comparing the implied fair value of Latin American goodwill to its carrying value. The implied fair value of the goodwill was determined by allocating the fair value of Latin America to its assets and liabilities as if Latin America had been acquired and the fair value was the purchase price. The excess “purchase price” over the amounts assigned to the assets and liabilities was the implied value of goodwill. The carrying amount of Latin America goodwill exceeded the implied value by $11.5 million, which excess has been recorded as a Cumulative Effect Of A Change In Accounting Principle in the accompanying Consolidated Statements of Operations for the year ended December 31, 2002. The impairment loss on the goodwill recorded by Latin America was due to a significant decline in its performance in 2002 and the impact of that decline on expected future cash flows.

Percepta Joint Venture

During the first quarter of 2000, the Company and Ford Motor Company (“Ford”) formed Percepta, a joint venture. Percepta was formed to provide global customer management solutions for Ford and other automotive companies. Percepta is currently providing such services in the U.S., Canada, Australia and Scotland. The Company owns 55% and Ford owns 45% and each joint venture partner shares in the profits, dividends and any distributions of assets in accordance with its ownership percentage.

In connection with this formation, the Company issued stock purchase warrants to Ford entitling Ford to purchase 750,000 shares of TeleTech common stock for $12.47 per share. These warrants were valued at $5.1 million using the Black-Scholes Option model. The warrants expire on December 31, 2005.

Ford has the right to earn additional warrants based upon Percepta’s achievement of certain revenue thresholds through 2004. Such thresholds were not achieved for the years 2000 through 2004. The number of warrants to be issued is subject to a formula based upon the profitability of Percepta, among other factors. The exercise price of any warrants issued under the agreement will be a 5% premium over the Company’s stock price at the date the warrants are issued.

Under the joint venture operating agreement, the Company has the right to require Ford to purchase its interest in Percepta at fair market value at any time after December 31, 2004. Ford also has the right to require the Company to sell its interest in Percepta at fair market value at any time after December 31, 2004. The Company does not intend to require Ford to purchase our interest in Percepta. At the October 8, 2004 Board of Directors meeting of Percepta, Ford reported that it does not intend to call our interest at this time and will not revisit this topic for at least one year. The net book value of Percepta as of December 31, 2004 is approximately $7.6 million. For the year ended December 31, 2004, Percepta reported revenue and income from operations of $83.2 million and $5.9 million, respectively.

India Joint Venture

During 2003, the Company formed TeleTech India, a joint venture with Bharti Enterprises Limited. Initially, each party had a 50% ownership interest with the Company having the ability to acquire up to 80% of the venture. During February 2004, the Company acquired an additional 10% interest in TeleTech India bringing the Company’s total ownership interest to 60% and, as a result, the Company began to consolidate TeleTech India.

NOTE 10: RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

During the year ended December 31, 2004, the Company recognized approximately $3.0 million of termination benefits for approximately 630 employees across all three segments, and reversed approximately $0.9 million of excess accruals related to 2003 restructurings as the actual costs incurred were less than the estimated accrual. The reversal of excess accruals has been offset against the Restructuring Charges, Net in the accompanying Consolidated Statements of Operations.

During the year ended December 31, 2003, the North American Customer Care segment recorded restructuring charges of approximately $1.6 million related to the closure of its Kansas City, Kansas facility being used to serve the USPS. These charges consisted primarily of the recording of the remaining lease liability along with severance payments. In addition, the Company’s North American Customer Care segment recorded a charge of $0.4 million for severance and termination benefits for 591 employees at a Managed Center that was closed in March 2003. The Company’s North American Customer Care, International Customer Care and Database Marketing and Consulting segments also recorded approximately $1.3 million, $2.2 million, and $0.1 million, respectively, during the year ended December 31, 2003 for other severance and termination benefits related to the termination of 102, 203 and 13 administrative employees, respectively. The Company reversed approximately $1.9 million of excess accruals related to 2002 restructurings as the actual costs incurred were less than the estimated accrual. The reversal of excess accruals has been offset against the Restructuring Charges, Net in the accompanying Consolidated Statements of Operations.

During 2002, the Company’s corporate and North American Customer Care segments recorded restructuring charges associated with the termination of approximately 400 administrative employees and the impairment of a property lease totaling approximately $7.3 million and $0.9 million, respectively. Additionally, the Company’s International Customer Care segment recorded a loss on the closure of CMCs in Spain of approximately $1.2 million. These charges are reflected on separate line items in the accompanying Consolidated Statements of Operations.

A rollforward of the activity in the above mentioned restructuring accruals for the years ended December 31, 2004 and 2003 follows (in thousands):

	Closure	Reduction in
	of CMCs	Force	Total
Balances, December 31, 2001 (Unaudited)	$3,529	$2,632	$6,161
Expense	1,213	8,243	9,456
Write down of assets	(1,201)	—	(1,201)
Payments	(1,360)	(4,147)	(5,507)

Balances, December 31, 2002	2,181	6,728	8,909
Expense	1,936	3,692	5,628
Payments	(2,116)	(8,010)	(10,126)
Reversals	(798)	(1,154)	(1,952)

Balances, December 31, 2003	1,203	1,256	2,459
Expense	452	2,525	2,977
Payments	(987)	(2,692)	(3,679)
Reversals	(69)	(856)	(925)

Balances, December 31, 2004	$599	$233	$832

The restructuring accrual is included in Other Accrued Expenses in the accompanying Consolidated Balance Sheets.

During 2004, the Company determined that its CMC in Glasgow would not generate sufficient undiscounted cash flows to recover the net book value of its assets. As a result, the Company’s International Customer Care segment recorded a charge of approximately $2.6 million to reduce the net book value of this long-lived asset to its estimated fair value.

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

During 2002, the Company determined that impairments existed in five CMCs. Accordingly, the Company’s North American and International Customer Care segments recorded impairment charges of $16.7 million and $16.1 million, respectively, to write-down the assets of those CMCs to their estimated fair market value.

NOTE 11: COMMITMENTS AND CONTINGENCIES

     Leases. The Company has various operating leases for equipment, CMCs and office space, which generally contain renewal options. Rent expense under operating leases was approximately $38.2 million, $35.4 million and $38.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. Certain operating lease agreements contain residual value guarantee clauses that, if paid, would not have a significant impact on the Company’s consolidated cash position or consolidated operating results.

     The future minimum rental payments required under non-cancelable operating leases as of December 31, 2004 are as follows (in thousands):

Year ended December 31,
2004	$24,098
2005	20,795
2006	18,298
2007	15,729
2008	11,872
Thereafter	61,657

$152,449

In December 2000, the Company and State Street consummated a lease transaction for the Company’s new corporate headquarters, whereby State Street acquired the property at 9197 South Peoria Street, Englewood, Colorado (the “Property”). Simultaneously, State Street leased the Property to TeleTech Services Corporation (“TSC”), a wholly owned subsidiary of the Company. As part of the transaction, State Street formed a special purpose entity to purchase the Property and hold the associated debt and equity from a group of banks. The debt held by this entity was approximately $37.0 million at December 31, 2002. In February 2003, the Company purchased the Property from State Street for $38.2 million using proceeds from the Revolver.

Under an aircraft lease, the Company guaranteed a residual value at the end of the lease term (January 2006) of 91% of the value of the underlying asset, which approximates $4.3 million. During January 2005, the Company elected an early termination option on the lease, sold the aircraft, and repaid the lessor with no material impact on earnings.

Purchase Commitments. Effective December 2003, the Company entered into a thirty month initial period contract with a telecommunications company with a minimum purchase commitment of $6.0 million. If the Company terminates the contract during the initial period, a penalty of up to 50% of the minimum purchase commitment will be assessed. If, during the initial period, the telecommunications company terminates or significantly reduces volumes under a Master Service Agreement signed with the Company on June 29, 2001, a penalty of 5% of the remaining minimum purchase commitment can be assessed to the client.

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

Sales and Use Taxes. As of December 31, 2003, the Company had accrued a liability of $3.6 million for potential sales and use tax liabilities of its Database Marketing and Consulting segment. Based upon payments, favorable resolutions with several states and new information enabling more accurate estimates, the Company reduced the estimated liability. The Company has a remaining liability of $.7 million for sales and use taxes at December 31, 2004.

During the quarter ended June 30, 2004, management completed its review to determine the applicability of sales and or use taxes to its North American Customer Care segment and, based upon that review, established a liability of approximately $0.5 million.

Guarantees. The Company’s Credit Facility is guaranteed by all of the Company’s domestic subsidiaries.

Letters of credit. At December 31, 2004 outstanding letters of credit and other performance guarantees totaled approximately $17.5 million, which primarily guarantee workers’ compensation, other insurance related obligations and facility leases.

NOTE 12: QUARTERLY FINANCIAL DATA (UNAUDITED)

Net income (loss) per common share may not add exactly to annual totals due to rounding.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Amounts in thousands, except per share data)
Year ended December 31, 2004:
Revenue	$267,998	$265,531	$258,347	$260,814
Income from operations	6,077	14,911	12,217	15,263
Net income	1,401	2,390	10,557	9,655

Net income per common share:
Basic	$0.02	$0.03	$0.14	$0.13
Diluted	$0.02	$0.03	$0.14	$0.13

Year ended December 31, 2003:
Revenue	$246,942	$242,426	$247,337	$264,423
Income (loss) from operations	7,149	(9,043)	10,604	8,644
Net income (loss)	2,903	(40,780)	478	6,895

Net income (loss) per common share:
Basic	$0.04	$(0.55)	$0.01	$0.09
Diluted	$0.04	$(0.55)	$0.01	$0.09

Year ended December 31, 2002:
Revenue	$253,557	$254,076	$251,780	$257,522
Income (loss) from operations	14,242	7,461	10,022	(29,726)
Income (loss) before cumulative effect of change in accounting principle	6,679	3,809	6,113	(24,942)
Net income (loss)	(4,862)	3,809	6,113	(24,942)

Income (loss) before cumulative effect of change in accounting principle per common share:
Basic	$0.09	$0.05	$0.08	$(0.33)
Diluted	$0.09	$0.05	$0.08	$(0.33)
Net income (loss) per common share:
Basic	$(0.06)	$0.05	$0.08	$(0.33)
Diluted	$(0.06)	$0.05	$0.08	$(0.33)

During the fourth quarter of 2004, the Company recorded a change in estimate of $4.8 million related to its self-insurance program (see Note 1), which increased net income in the accompanying Consolidated Statements of Operations.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of TeleTech (incorporated by reference to Exhibit 3.1 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)

3.2	Amended and Restated Bylaws of TeleTech (incorporated by reference to Exhibit 3.2 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)

10.1+	TeleTech Holdings, Inc. Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)

10.2+	TeleTech Holdings, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-69668) filed on September 19, 2001)

10.3+	TeleTech Holdings, Inc. Amended and Restated 1999 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-96617) filed on July 17, 2002)

10.4+	Newgen Results Corporation 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Newgen Results Corporation’s Form S-1 Registration Statement (Registration No. 333-62703) filed on September 2, 1998)

10.5+	Newgen Results Corporation 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Newgen Results Corporation’s Form S-1 Registration Statement (Registration No. 333-62703) filed on September 2, 1998)

10.6	Form of Client Services Agreement, 1996 version (incorporated by reference to Exhibit 10.12 to TeleTech’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-04097) filed on June 5, 1996)

10.7	Agreement for Customer Interaction Center Management Between United Parcel General Services Co. and TeleTech (incorporated by reference to Exhibit 10.13 to TeleTech’s Amendment No. 4 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 30, 1996)

10.8	Client Services Agreement dated May 1, 1997, between TeleTech Customer Care Management (Telecommunications), Inc. and GTE Card Services Incorporated d/b/a GTE Solutions (incorporated by reference to Exhibit 10.12 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 1997)

10.9	Operating Agreement for Ford Tel II, LLC effective February 24, 2000 by and among Ford Motor Company and TeleTech Holdings, Inc. (incorporated by reference to Exhibit 10.25 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2000)

10.10	Credit Agreement dated as of October 29, 2002 among TeleTech, Bank of America, N.A. and the other Lenders party thereto

10.11	Amended and Restated Lease and Deed of Trust Agreement dated June 22, 2000 (incorporated by reference to Exhibit 10.31 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 30, 2000)

10.12	Amended and Restated Participation Agreement dated June 22, 2000 (incorporated by reference to Exhibit 10.32 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 30, 2000)

10.13	Private Placement of Senior Notes pursuant to Note Purchase Agreement dated October 30, 2001 (incorporated by reference to Exhibit 10.73 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.14+	Employment Agreement dated May 15, 2001 between James Kaufman and TeleTech (incorporated by reference to Exhibit 10.64 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.15+	Stock Option Agreement dated August 16, 2000 between James Kaufman and TeleTech (incorporated by reference to Exhibit 10.53 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)

10.16+	Non-Qualified Stock Option Agreement dated October 27, 1999 between Michael E. Foss and TeleTech (incorporated by reference to Exhibit 10.26 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2000)

Exhibit No.	Description
10.17+	Promissory Note dated November 28, 2000 by Sean Erickson for the benefit of TeleTech (incorporated by reference to Exhibit 10.62 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)

10.18+	Promissory Note dated March 28, 2001 by Sean Erickson for the benefit of TeleTech

10.19+	Employment Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.66 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.20+	Stock Option Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.70 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.21+	Restricted Stock Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.71 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.22+	Restricted Stock Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.72 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.23+	Employment Agreement dated October 15, 2001 between Ken Tuchman and TeleTech (incorporated by reference to Exhibit 10.68 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.24+	Stock Option Agreement dated October 1, 2001 between Ken Tuchman and TeleTech (incorporated by reference to Exhibit 10.69 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)

10.25+	Letter Agreement dated January 11, 2001 between Chris Batson and TeleTech (incorporated by reference to Exhibit 10.54 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)

10.26+	Stock Option Agreement dated January 29, 2001 between Chris Batson and TeleTech (incorporated by reference to Exhibit 10.55 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)

10.27+	Letter Agreement dated January 26, 2001 between Jeffrey Sperber and TeleTech (incorporated by reference to Exhibit 10.56 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)

10.28+	Stock Option Agreement dated March 5, 2001 between Jeffrey Sperber and TeleTech (incorporated by reference to Exhibit 10.57 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)

10.29	First Amendment to Note Purchase Agreement dated as of February 1, 2003 by and among TeleTech Holdings, Inc. and each of the institutional investors party thereto

10.30	Second Amendment to Note Purchase Agreement dated as of August 1, 2003 by and among TeleTech Holdings, Inc. and each of the institutional investors party thereto

10.31	Third Amendment to Note Purchase Agreement dated as of September 30, 2003 by and among TeleTech Holdings, Inc. and each of the institutional investors party thereto

10.32	First Amendment to Credit Agreement dated as of February 10, 2003 by and among TeleTech Holdings, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent

10.33	Second Amendment to Credit Agreement dated as of June 30, 2003 by and among TeleTech Holdings, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent

10.34	Third Amendment to Credit Agreement dated as of October 24, 2003 by and among TeleTech Holdings, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent

10.35	Intercreditor and Collateral Agency Agreement dated as of October 24, 2003 among various creditors of TeleTech Holdings, Inc. and Bank of America, N.A. as collateral agent

10.36	Pledge Agreement dated as of October 24, 2003 by and among TeleTech Holdings, Inc., each subsidiary of TeleTech Holdings, Inc. party thereto and Bank of America, N.A. as collateral agent

10.37	Security Agreement dated as of October 24, 2003 by and among TeleTech Holdings, Inc., each subsidiary of TeleTech Holdings, Inc. party thereto and Bank of America, N.A. as collateral agent

10.38	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing dated as of October 24, 2003 by TeleTech Services Corporation to The Public Trustee of the County of Douglas, Colorado for the benefit of Bank of America, N.A. as collateral agent

Exhibit No.	Description
21.1*	List of subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a) Certification of CEO of TeleTech

31.2*	Rule 13a-14(a) Certification of CFO of TeleTech

32*	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Filed herewith.

+	Management contract or compensatory plan or arrangement filed pursuant to Item 15(c) of this report.