Form 10-Q
period 2005-03-31
TELETECH HOLDINGS INC
filed 2005-05-04
CIK 1013880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 28, 2005, 73,973,226 shares of the Registrant’s common stock were outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

Item 1.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share amounts)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,215	$75,066
Accounts receivable, net	155,159	148,627
Prepaids and other assets	29,604	31,579
Deferred tax assets, net	7,432	6,609
Income taxes receivable	16,469	16,154

Total current assets	276,879	278,035

PROPERTY AND EQUIPMENT, net	124,658	132,214
OTHER ASSETS:
Goodwill	30,899	30,613
Contract acquisition costs, net	15,730	14,607
Deferred tax assets, net	19,824	18,454
Other assets	22,835	22,872

Total assets	$490,825	$496,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,646	$23,204
Accrued employee compensation and benefits	58,199	54,376
Other accrued expenses	32,143	32,824
Income taxes payable	18,142	15,226
Deferred tax liability	4,545	5,245
Customer advances and deferred income	7,411	5,017
Current portion of long-term debt and capital lease obligations	261	300

Total current liabilities	145,347	136,192

LONG-TERM LIABILITIES:
Long-term debt, net of current portion:
Bank debt	700	—
Capital lease obligations	111	152
Other long-term debt	213	225
Grant advances	7,133	7,287
Deferred tax liability	7,994	8,586
Other liabilities	13,687	13,936

Total liabilities	175,185	166,378

MINORITY INTEREST	7,003	7,872

STOCKHOLDERS’ EQUITY:
Stock purchase warrants	5,100	5,100
Common stock; $.01 par value; 150,000,000 shares authorized; 73,928,946 and 74,931,907 shares, respectively, issued and outstanding	740	750
Additional paid-in capital	186,035	199,063
Deferred compensation	(49)	(74)
Accumulated other comprehensive income (loss)	(387)	3,249
Retained earnings	117,198	114,457

Total stockholders’ equity	308,637	322,545

Total liabilities and stockholders’ equity	$490,825	$496,795

The accompanying notes are an integral part of these condensed consolidated balance sheets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
REVENUE	$254,326	$267,998

OPERATING EXPENSES:
Costs of services	191,010	203,731
Selling, general and administrative expenses	43,976	40,366
Depreciation and amortization	14,308	15,982
Restructuring charges, net	953	1,842

Total operating expenses	250,247	261,921

INCOME FROM OPERATIONS	4,079	6,077

OTHER INCOME (EXPENSE):
Interest income	812	563
Interest expense	(517)	(2,950)
Other, net	579	27

	874	(2,360)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	4,953	3,717
Provision for income taxes	2,149	2,522

INCOME BEFORE MINORITY INTEREST	2,804	1,195
Minority interest	(63)	206

NET INCOME	$2,741	$1,401

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	74,179	75,069
Diluted	76,720	76,524

NET INCOME PER SHARE:
Basic	$0.04	$0.02
Diluted	$0.04	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

				Accumulated
			Additional	Other		Stock			Total
			Paid-in	Comprehensive	Deferred	Purchase	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Compensation	Warrants	Earnings	Income (Loss)	Equity
Balances, December 31, 2004	74,932	$750	$199,063	$3,249	$(74)	$5,100	$114,457		$322,545
Comprehensive income (loss):
Net income	—	—	—	—	—	—	2,741	2,741	2,741

Other comprehensive income:
Translation adjustments	—	—	—	(1,357)	—	—	—	(1,357)	(1,357)
Derivative valuation, net of tax	—	—	—	(2,279)	—	—	—	(2,279)	(2,279)

								(3,636)

Comprehensive income	—	—	—	—	—	—	—	(895)

Exercise of stock options	464	3	2,998	—	—	—	—		3,001
Purchases of common stock	(1,467)	(13)	(16,265)	—	—	—	—		(16,278)
Amortization of deferred compensation	—	—	—	—	25	—	—		25
Other	—	—	239	—	—	—	—		239

Balances, March 31, 2005	73,929	$740	$186,035	$(387)	$(49)	$5,100	$117,198		$308,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,741	$1,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,308	15,982
Amortization of contract acquisition costs	1,037	1,158
Minority interest	63	(206)
Provision for doubtful accounts	660	743
Deferred income taxes	(2,511)	(40)
Gain on derivatives and other assets	(2,268)	(18)
Changes in assets and liabilities:
Accounts receivable	(7,192)	(8,429)
Prepaids and other assets	(1,410)	465
Accounts payable and accrued expenses	7,251	17,481
Customer advances and deferred income	2,419	(2,673)

Net cash provided by operating activities	15,098	25,864

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,397)	(11,866)
Investment in joint venture	—	(310)
Capitalized software costs	(369)	(935)
Purchase of intangible assets	(240)	—
Contract acquisition costs	(2,160)	—

Net cash used in investing activities	(7,166)	(13,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank debt	700	406
Payments on bank debt	—	(771)
Payments on long-term debt and capital lease obligations	(92)	—
Payment on grant advances	(154)	(5,780)
Payments from minority shareholder	—	960
Payments to minority shareholder	(900)	(900)
Proceeds from exercise of stock options	3,001	3,019
Purchases of treasury stock	(16,278)	(5,000)

Net cash used in financing activities	(13,723)	(8,066)

Effect of exchange rate changes on cash and cash equivalents	(1,060)	277

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,851)	4,964
CASH AND CASH EQUIVALENTS, beginning of period	75,066	141,655

CASH AND CASH EQUIVALENTS, end of period	$68,215	$146,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

(1) OVERVIEW AND BASIS OF PRESENTATION

Overview. TeleTech Holdings, Inc. (“TeleTech” or the “Company”) serves its clients through two primary businesses: (i) Customer Management Services, which provides outsourced customer support and marketing services (“Customer Care”) for a variety of industries via call centers (“customer management centers”, or “CMCs”) in the United States (“U.S.”), Argentina, Australia, Brazil, Canada, China, Germany, India, Korea, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore, and Spain; and (ii) Database Marketing and Consulting, which provides outsourced database management, direct marketing and related customer retention services for automotive dealerships and manufacturers in North America.

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) which, in the opinion of management, are necessary to present fairly the financial position at March 31, 2005, and the results of operations and cash flows of the Company and its subsidiaries for the three months ended March 31, 2005 and 2004. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

     Prior year amounts may have been reclassified to conform to the current year’s presentation.

     The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

     Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been calculated as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated as of the grant date using a Black-Scholes option-pricing model with the following assumptions:

	Options Granted During Three Months Ended
	March 31, 2005	March 31, 2004
Volatility	76.25%	79.72%
Dividend yield	0.00%	0.00%
Risk-free interest rate	3.65% - 4.18%	2.72% - 3.28%
Expected life (years)	4.66	5.50
Fair value per option	$6.21	$5.44

     The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Net income as reported	$2,741	$1,401
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	145	67
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,436)	(1,529)

Pro forma net income (loss)	$1,450	$(61)

Net income (loss) per share:
Basic-as reported	$0.04	$0.02
Diluted-as reported	$0.04	$0.02
Basic-pro forma	$0.02	$0.00
Diluted-pro forma	$0.02	$0.00

Recently Issued Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the consolidated financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The SEC has adopted a rule postponing compliance dates for SFAS 123R. Under the new SEC rule, companies are required to implement SFAS 123R as of the beginning of their next fiscal year after June 15, 2005.

     The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R by first quarter of fiscal 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded at the beginning of the first quarter of adoption of SFAS 123R for all unvested stock options and restricted stock based upon the previously disclosed SFAS 123 methodology and amounts. The retroactive methods would record compensation expense beginning with the first period restated for all unvested stock options and restricted stock. The Company is evaluating the requirements of SFAS 123R and has not yet determined which method of adoption it will employ.

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

     It is a Company strategy to garner additional business through the lower cost opportunities offered by certain international countries. Accordingly, the Company provides services to certain U.S. clients from CMCs in Argentina, Canada, India, Mexico and the Philippines. Under this arrangement, while the U.S. subsidiary invoices and collects from the end client, the U.S. subsidiary also enters into a contract with the foreign subsidiary to reimburse the foreign subsidiary for their costs plus a reasonable profit. As a result, a portion of the profits from these client contracts is recorded in the U.S. while a portion is recorded in the foreign location. For U.S. clients being serviced from Canadian locations, India and the Philippines, which represent the majority of these arrangements, the profits all remain within the North American Customer Care segment. For U.S. clients being serviced from other countries, a portion of the profits is reflected in the International Customer Care segment. For the three months ended March 31, 2005 and 2004, approximately $0.6 million and $0.7 million, respectively, of income from operations in the International Customer Care segment was generated from these arrangements.

	Three Months Ended
	March 31,
	2005	2004
	(Amounts in thousands)
Revenue:
North American Customer Care	$152,252	$162,276
International Customer Care	80,420	80,424
Database Marketing and Consulting	21,654	25,298

Total	$254,326	$267,998

Income (Loss) from Operations:
North American Customer Care	$11,233	$9,799
International Customer Care	(4,323)	(4,717)
Database Marketing and Consulting	(2,831)	995

Total	$4,079	$6,077

     The following table presents revenue based on the geographic location where services are provided or the physical location of the equipment:

	Three Months Ended
	March 31,
	2005	2004
	(Amounts in thousands)
Revenue:
United States	$108,179	$129,585
Asia Pacific	43,061	38,435
Canada	48,831	46,784
Europe	31,347	31,354
Latin America	22,908	21,840

Total	$254,326	$267,998

Significant Customers

     The Company has 2 customers who contributed in excess of 10% of total revenue, both of which are in the communications industry. The revenue from these customers as a percentage of total revenue is as follows:

	Three Months Ended
	March 31,
	2005	2004
Customer A	17.1%	15.1%
Customer B	11.0%	15.7%

     As of March 31, 2005, accounts receivable from customers A and B were $13.2 million and $9.7 million, respectively. As of December 31, 2004, accounts receivable from customers A and B were $27.9 million and $10.2 million, respectively.

     The Company does not require collateral from its customers. To limit the Company’s credit risk, management performs ongoing credit evaluations of its customers and maintains allowances for uncollectible accounts. Although the Company is impacted by economic conditions in the communications and media, automotive, financial services and government services industries, management does not believe significant credit risk exists at March 31, 2005.

(3) COMPREHENSIVE INCOME (LOSS)

     The Company’s comprehensive income for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Net income for the period	$2,741	$1,401

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,357)	(243)
Gain (loss) on derivatives	(2,279)	(1,241)

Other comprehensive income (loss), net of tax	(3,636)	(1,484)

Comprehensive income (loss)	$(895)	$(83)

     At March 31, 2005, accumulated comprehensive income (loss) consisted of $(3.8) million and $3.4 million of foreign currency translation adjustments and derivatives valuation, respectively. At December 31, 2004, accumulated comprehensive income (loss) consisted of ($2.5) million and $5.7 million of foreign currency translation adjustments and derivatives valuation, respectively.

(4) EARNINGS PER SHARE

     Basic earnings per share are computed by dividing the Company’s net income by the weighted average number of common shares outstanding. The impact of any potentially dilutive securities is excluded. Diluted earnings per share are computed by dividing the Company’s net income by the weighted average number of shares and dilutive potential common shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Shares used in basic per share calculation	74,179	75,069
Effects of dilutive securities:
Stock options	2,441	1,355
Restricted stock	100	100

Shares used in diluted per share calculation	76,720	76,524

     For the three months ended March 31, 2005 and 2004, 2.6 million and 4.1 million, respectively, of options to purchase shares of common stock were outstanding but not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The Company has also excluded the impact of outstanding warrants, as the impact would be anti-dilutive for all periods presented.

(5) DEBT

     Under the Credit Facility, the Company may borrow up to $100 million, with an option to increase the size of the Credit Facility to a maximum of $150 million (subject to approval by the lenders) at any time up to 90 days prior to maturity of the Credit Facility. The Credit Facility matures May 4, 2007. However, the Company may request a one year extension, subject to approval by the lenders. The Credit Facility is secured by 100% of the Company’s domestic accounts receivable and a pledge of 65% of capital stock of certain material foreign subsidiaries, as defined in the Credit Facility agreement.

     The Credit Facility, which includes certain customary financial covenants, may be used for general corporate purposes, including working capital, purchases of treasury stock and acquisition financing. The Credit Facility accrues interest at a rate based on either (1) the Prime Rate, defined as the higher of the lender’s prime rate or the Federal Funds Rate plus 0.50%, or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable credit spread, at the Company’s option. The interest rate will vary based on the Company’s leverage ratio as defined in the Credit Facility agreement. As of March 31, 2005 interest accrues at the Prime Rate of 5.75%. As of March 31, 2005 and December 31, 2004, the Company had $0.7 million and $0 outstanding borrowings under the Credit Facility, respectively.

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

     Based upon assessments of recoverability of its deferred tax assets made in prior periods, the Company has a valuation allowance with a balance of $20 million as of March 31, 2005, which is unchanged from December 31, 2004, principally related to its U.S., Spain, Brazil and Argentina tax jurisdictions. The Company has approximately $14.7 million and $11.2 million of net deferred tax assets as of March 31, 2005 and December 31, 2004, respectively, related to certain international countries whose recoverability is dependent upon future profitability. The net deferred tax asset for US operations of approximately $4.4 million and $0.6 million as of March 31, 2005 and December 31, 2005, respectively, are recoverable based upon estimates of current recognizable taxable income.

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

     The Company’s subsidiaries in Canada, Argentina, Mexico, and the Philippines have their local currency as their functional currency. The functional currency is used to pay labor and other operating costs. However, these subsidiaries have customers contracts where they are paid in U.S. dollars for which the Company has contracted with several commercial banks, at no material costs, to acquire, under forward exchange, non-deliverable, forward and participating contracts as well as options, the functional currency at a fixed price in U.S. dollars to hedge its foreign currency risk. As of March 31, 2005 and December 31, 2004, the notional amount of those contracts is summarized as follows (in millions):

	Local		Date
	Currency	U.S. Dollar	contracts are
Local Currency	Amount	Amount	through
March 31, 2005:
Canadian Dollar	$147.5	$116.1	December 2006
Argentinean Peso	1.9	0.7	May 2005
Philippines Peso	148.0	2.6	November 2005

December 31, 2004:
Canadian Dollar	$165.3	$129.4	December 2006
Argentinean Peso	2.8	0.9	May 2005
Philippines Peso	189.0	3.2	November 2005

     During the quarters ended March 31, 2005 and 2004, the Company recorded gains of $2.3 million and $1.9 million, respectively, for settled forward contracts, which are recorded in Revenue in the accompanying Condensed Consolidated Statements of Operations. As of March 31, 2005 and December 31, 2004, the Company had derivative assets of $8.1 million and $9.8 million, respectively, associated with foreign exchange contracts consisting of the fair market value of forward, non-deliverable forward, participating forward and option contracts outstanding. Included in these derivative assets are premiums paid by the Company as part of obtaining the foreign exchange options. The cost of these premiums is recognized in earnings based on changes in their fair value because they are considered components of the overall fair value of the forward exchange contracts.

(8) RESTRUCTURING CHARGES

     During the three months ended March 31, 2005, the Company recognized $1.0 million of termination benefits for approximately 21 employees, primarily administrative, whose employment is scheduled to terminate during May 2005.

     During the three months ended March 31, 2004, the Company recognized approximately $1.6 million of termination benefits for approximately 100 employees, across all three segments. In addition, the Company recognized $0.4 million of termination benefits for approximately 500 employees at a center in Topeka, Kansas that closed in April 2004.

     A rollforward of the activity in restructuring accruals is as follows:

	Closure	Reduction in
	of CMCs	Force	Total
		(in thousands)

Balances, December 31, 2003	$1,203	$1,256	$2,459
Expense	452	2,525	2,977
Payments	(987)	(2,692)	(3,679)
Reversal of unused balances	(69)	(856)	(925)

Balances, December 31, 2004	599	233	832
Expense	—	953	953
Payments	—	(191)	(191)
Reversal of unused balances	—	—	—

Balances, March 31, 2005	$599	$995	$1,594

     The restructuring accrual is included in Other Accrued Expenses in the accompanying Condensed Consolidated Balance Sheets.

(9) CONTINGENCIES

     Legal Proceedings. From time to time, the Company may be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, the Company accrues for the estimated minimum probable loss for such claims on lawsuits as a liability, net of applicable insurance (aggregating approximately $4.0 million as of March 31, 2005). Management believes that the disposition or ultimate determination of all such claims or lawsuits will not have a material adverse effect on the Company.

Sales and Use Taxes. As of March 31, 2005 and December 31, 2004, the Company had accrued a liability of $0.7 million for potential sales and use tax liabilities of its Database Marketing and Consulting segment.

     As of March 31, 2005 and December 31, 2004, the Company had accrued a liability of $0.5 million for potential sales and use tax liabilities of its North American Customer Care segment.

Guarantees. The Company’s Credit Facility is guaranteed by all of the Company’s domestic subsidiaries and a pledge of 65% of capital stock of certain material foreign subsidiaries, as defined in the Credit Facility agreement.

Letters of credit. At March 31, 2005 outstanding letters of credit and other performance guarantees totaled approximately $17.2 million, which primarily guarantees workers’ compensation and other insurance related obligations, and facility leases.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. The projections and statements contained in these forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. All statements not based on historical fact are forward-looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, following are important factors that could cause TeleTech’s and its subsidiaries’ actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to the following: the ability to close and ramp new business opportunities that are currently in advanced discussions; the ability for the Company to execute it’s growth plans, to increase profitability via the globalization of its North American best operating practices, to achieve its three-year financial goals and targeted cost reductions; the ability to successfully launch and generate revenue from new product introductions; the estimated revenue associated with new or renewed client agreements; the possibility of the Company’s Database Marketing and Consulting segment not returning to historic levels of profitability; the possibility of lower revenue or price pressure from client’s experiencing a downturn in their business; the ability of the Company to fund its future growth initiatives; greater than anticipated competition in the customer care market, causing adverse pricing and more stringent contractual terms; risks associated with losing or not renewing significant client relationships, or early termination of a client agreement; the Company’s ability to close new business and fill excess capacity; consumers’ concerns or adverse publicity regarding the products of the Company’s clients; higher than anticipated start-up costs or lead times associated with new ventures or business in new markets; execution risks associated with performance-based pricing metrics in certain client agreements; execution risks associated with achieving targeted annualized cost reductions; the Company’s ability to find cost effective locations, obtain favorable lease terms, and build or retrofit facilities in a timely and economic manner; risks associated with business interruption due to weather-related events; risks associated with attracting and retaining cost-effective labor at the Company’s customer management centers; the possibility of additional asset impairments and restructuring charges; risks associated with changes in foreign currency exchange rates; economic or political changes affecting the countries in which the Company operates; changes in accounting policies and practices promulgated by standard setting bodies; and, new legislation or government regulation that impacts the customer care industry.

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

Customer Management Services

     The Customer Management Services segment generates revenue based primarily on the amount of time our representatives devote to a client’s program. We primarily focus on large global corporations in the following industries: automotive, communications and media, financial services, government, healthcare, logistics, retail, technology and travel. Revenue is recognized as services are provided. The majority of our revenue is, and we anticipate that the majority of our future revenue will continue to be, from multi-year contracts. However, we do provide some programs on a short-term basis and our operations outside of North America are characterized by shorter-term contracts. Additionally, we typically experience client attrition of approximately 10% to 15% of our revenue each year (although we currently anticipate 2005’s attrition will be less than these historic levels). Our invoice terms with customers range from 30 days to 45 days with longer terms in Europe.

     The customer relationship management industry is highly competitive. Our ability to sell existing services or gain acceptance of new products is challenged by the competitive nature of the industry. There can be no assurance that we will be able to sell services to new clients, renew relationships with existing clients or gain client acceptance of new products.

     We compete primarily with the in-house customer management operations of our current and potential clients. We also compete with certain companies that provide customer management services on an outsourced basis. In general, over the last several years, the global economy has had a negative impact on the customer care management market. More specifically, sales cycles have lengthened, competition has increased, and contract values have been reduced. We believe that sales cycles have begun shortening, however pricing pressures continue within our industry due to the rapid growth of offshore labor.

     Occasionally when renewing contracts, clients request that all or a portion of the renewal work be located at international locations. Such requests decrease our revenue as we charge less for international locations and, in the short-term, increase our costs as we incur certain costs related to relocating the work. We expect to incur contract relocation costs in the amount of $0.6 million during the second quarter.

     Based on the fact that certain clients request that we service their customers from international locations with lower prevailing labor rates, we may decide to close a U.S.-based CMC, even though it is generating positive cash flow, because we believe the future profits from conducting such work outside the U.S. may more than compensate for the one-time charges related to closing the facility.

     We routinely review our capacity and the demand for that capacity. In conjunction with those quarterly reviews, we may consolidate or close under-performing CMCs, including those impacted by the loss of a major client program, in order to maintain or improve targeted utilization and margins. In the event that we close CMCs in the future, we may be required to record restructuring or impairment charges, which would adversely impact our results of operations. There can be no assurance that we will be able to achieve or maintain optimal CMC capacity utilization.

     The short-term focus of management is to increase revenue in this segment by:

•	selling new business to existing customers;

•	continuing to focus sales efforts on large, complex, multi-center opportunities;

•	differentiating our products and services by developing and offering new solutions to clients; and

•	exploring merger and acquisition possibilities.

     Our ability to enter into new multi-year contracts, particularly large complex opportunities, is dependent upon the macroeconomic environment in general and the specific industry environments in which our customers operate. A weakening of the U.S. and/or the global economy could further lengthen sales cycles or cause delays in closing new business opportunities.

     Our profitability is significantly influenced by our ability to increase capacity utilization in our CMCs, to increase the number of new or expanded programs during a period and our success at managing personnel turnover and employee costs. Managing our costs is critical since we continue to see pricing pressure within our industry.

     Our potential clients typically obtain bids from multiple vendors and evaluate many factors in selecting a service provider including, among other factors, the scope of services offered, the service record of a vendor, and price. We generally price our bids with a long-term view of profitability and, accordingly, we consider all of our fixed and variable costs in developing our bids. We believe that our competitors may bid business based upon a short-term view, as opposed to our longer-term view, resulting in a lower price bid. While we believe our clients’ perceptions of the value we provide results in our being successful in competitive bid situations, there are often potential situations where a client may prefer a lower cost. Because of this competitive factor, and the customary time necessary to implement new client programs, we currently estimate that our revenue for the second quarter will be approximately the same as the first quarter.

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

Database Marketing and Consulting

     Our Database Marketing and Consulting segment has contracts with more than 5,200 automobile dealers representing 28 different brand names. These contracts generally have terms ranging from twelve to twenty-four months. For a few major automotive manufacturers, the automotive manufacturer collects from the individual automobile dealers on our behalf. Our average collection period is 30 days.

     A majority of revenue from this segment is generated utilizing a database and contact engine to promote the service business of automobile dealership customers using targeted marketing solutions through the “web”, e-mail, phone or mail. This segment was expected to operate at break-even during the three months ended March 31, 2005. However, a combination of factors, including delayed retrofitting of software for new client applications, delayed implementation of lower cost customer contact channels (i.e., e-mail), increased sales and marketing expenses and a decreased subscriber base, contributed to this segment operating at a loss during the first quarter. In connection with our new program with Ford (whose dealers represent approximately 59.8% of the revenue of our Database Marketing and Consulting segment), the terms of the contract were amended such that we agreed to absorb dealer subsidies in return for anticipated additional dealers and existing dealers increasing their utilization of our services. Due to the slower than expected launch of the programs, these subsidies, which are recorded as a reduction of revenue, have resulted in the program profitability being less than anticipated. We expect this segment to operate at a small loss, on a fully-allocated basis, and experience positive cash flow during 2005.

     We plan to focus on the following during 2005:

•	increasing revenue by expanding our offerings;

•	diversifying our customer base by establishing relationships with dealer groups and new automotive manufacturers;

•	continuing to drive cost reductions through a combination of reductions in force and increased operational effectiveness; and

•	acquiring business platforms for similar and related services.

     The clients of our Database Marketing and Consulting segment, as well as our joint venture with Ford, come primarily from the auto industry. That industry is currently reporting declining earnings, which may result in lower volumes or place additional pricing pressures on our operations.

Overall

     As shown in the “Financial Comparison” on page 22, we believe we have been successful in improving income from operations. The increase (excluding the Database Marketing and Consulting segment results) reflected is attributable to a variety of factors such as our multi-phased cost reduction plan, transitioning work on certain client programs to lower cost operating centers, and taking actions to improve individual client profit margins and/or eliminate unprofitable client programs.

     We implemented a $60 million profit improvement plan starting 21 months ago to address known changes in our business and, in particular, the decline in revenue and operating income due to the declining minimum commitments of one of our clients. We believe this plan, among other factors, enabled us to operate profitably during the past seven quarters. These improvements were achieved primarily through cost savings in the areas of CMC operations, telecommunications, professional fees, insurance and reduced interest expense associated with our debt-restructuring plan.

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

Critical Accounting Policies

     We have identified the policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

     Certain client programs provide for adjustments to monthly billings based upon whether we meet or exceed certain performance criteria as set forth in the contract. Increases or decreases to monthly billings arising from such contract terms are reflected in revenue as incurred.

     Our Database Marketing and Consulting segment recognizes revenue when services are rendered. Most agreements require the billing of predetermined monthly rates. Where the contractual billing periods do not coincide with the periods over which services are provided, the Company recognizes revenue straight-line over the life of the contract (typically six to twenty-four months).

     From time-to-time we make certain expenditures related to acquiring contracts (recorded as Contract Acquisition Costs, Net in the accompanying Condensed Consolidated Balance Sheets). Those expenditures are amortized each quarter in proportion to the revenue earned from the related contract to total expected revenue over the life of the contract and are recorded as a reduction to revenue.

     We have certain contracts that are billed in advance. Accordingly, amounts billed and collected but not earned under these contracts are excluded from revenue and included in customer advances and deferred income.

Income Taxes. We account for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be recovered from future projected taxable income.

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

     Based upon assessments of recoverability of our deferred tax assets, our valuation allowance balance was $20.0 million as of March 31, 2005, which is unchanged from December 31, 2004. This valuation allowance is principally related to deferred tax assets associated with the local operations in the U.S., Spain, Brazil, Argentina, Korea and India.

Goodwill. Goodwill is tested for impairment at least annually on reporting units one level below the segment level. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The impairment, if any, is measured based on the estimated fair value of the reporting unit. Fair value can be determined based on discounted cash flows, comparable sales or valuations of other similar businesses. Our policy is to test goodwill for impairment in the fourth quarter of each year unless an indicator of impairment arises during an intervening quarter.

     The most significant assumptions used in this analysis are those made in estimating future cash flows. In estimating future cash flows, we generally use the financial assumptions in our internal forecasting model such as projected capacity utilization, projected changes in the prices we charge for our services and projected labor costs. We then use a discount rate we consider appropriate for the country where the business unit is providing services. If actual results are less than the assumptions used in performing the impairment test, the fair value of the reporting units may be significantly lower, causing the carrying value to exceed the fair value and indicating impairment had occurred. Based on the analysis performed in the fourth quarter of 2004, there was no impairment of the December 31, 2004 goodwill balance of $30.6 million. Management does not believe an indicator of impairment arose during the three months ended March 31, 2005. If projected revenue used in the analyses of goodwill was 10% less than the forecasts (the projections assumed revenue growth rates ranging from -20% to 23% per annum over a three-year period), there would still be no impairment to goodwill.

     For the three-month periods ended March 31, 2005 and 2004, one client represented 44.7% and 46.8% of the revenue in the Asia Pacific region, respectively. We anticipate renewal of this contract during 2005. If we are not successful in obtaining a renewal with satisfactory terms, we could incur an impairment of goodwill and, potentially, certain long-lived assets. The goodwill and potential net property and equipment, reported in the accompanying Condensed Consolidated Balance Sheets for the Asia Pacific region is $11.0 million and $5.4 million, respectively, as of March 31, 2005.

     As our Database Marketing and Consulting segment operated at a loss for the three months ended March 31, 2005 (as previously discussed), we considered the recoverability of the goodwill associated with that segment. The Database Marketing and Consulting segment generated positive cash flow of approximately $0.6 million during the quarter and our current forecast is for continued future positive cash flow. Accordingly, we do not consider the goodwill associated with our Database Marketing and Consulting segment impaired.

Restructuring Liability. We routinely assess the profitability and utilization of our CMCs. In come cases we have chosen to close under-performing CMCs and make reductions in force to enhance future profitability. We follow SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of upon commitment to a plan.

     A significant assumption used in determining the amount of estimated liability for closing CMCs and other corporate facilities is the estimated liability for future lease payments on vacant centers, which we determine based on a third party broker’s assessment of our ability to successfully negotiate early termination agreements with landlords and/or our ability to sublease the premises. If our assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in our Condensed Consolidated Statements of Operations.

Impairment of Long-Lived Assets. We evaluate the carrying value of our individual CMCs in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), to evaluate whether future operating results are sufficient to recover the carrying costs of these long-lived assets. When the operating results of a center have deteriorated to the point it is likely that losses will continue for the foreseeable future, or we expect that a CMC will be closed or disposed of before the end of its estimated useful life, we select the CMC for further review.

     For CMCs selected for further review, we estimate the probability-weighted future cash flows from operating the CMC over its useful life. Significant judgment is involved in projecting future capacity utilization, pricing of services, labor costs and the estimated useful life of the center. Additionally, we do not subject CMCs that have been operated for less than two years or those centers that have been impaired within the past two years (the “Two Year Rule”) to the same test because we believe sufficient time is necessary to establish a market presence and build a customer base for such new or modified centers in order to adequately assess recoverability. However, such CMCs are nonetheless evaluated in case other factors would indicate an impairment in value had occurred. For impaired CMCs, we write the assets down to estimated fair market value. If the assumptions used in performing the impairment test prove insufficient, the estimated fair value of the CMCs may be significantly lower, thereby causing the carrying value to exceed fair value and indicating an impairment has occurred.

     A sensitivity analysis of the impairment evaluation demonstrated that if forecasted revenue was 10% less than projected in the probability-weighted projection scenarios (that had annual revenue growth rates ranging from -20% to 23% based on management expectations and available capacity) and the margin held constant, the impairment loss would have been $9,961 million.

     The following table summarizes the sensitivity analysis performed during the first quarter of 2005 (dollars in thousands):

	Net
	Book	Number	Impairment Under
	Value	Of CMCs	Sensitivity Test
Tested based on Two Year Rule
Positive cash flow in period	$61,172	53	$1,443
Negative cash flow in period	3,706	4	1,328

	64,878	57	2,771

Not tested based on Two Year Rule
Positive cash flow in period	3,329	6	173
Negative cash flow in period	7,017	4	7,017

	10,346	10	7,190

Total
Positive cash flow in period	64,501	59	1,616
Negative cash flow in period	10,723	8	8,345

	$75,224	67	$9,961

     Of the 10 CMCs not tested based on the Two Year Rule, 1 becomes eligible for testing during fiscal 2005. The amount of impairment under the sensitivity test (included in the table above) for that CMC is $1.3 million.

     The markets experiencing negative cash flow include Korea and Europe, which are international markets we are focused on improving. In the event we are unable to improve operations, resulting in improved earnings and cash flow, we may be required to record future impairment losses of approximately, $3.1 million and $2.1 million for Korea and Europe, respectively, excluding charges related to exit or disposal activities, if any.

     We also assess the realizable value of capitalized software on a quarterly basis, based upon current estimates of future cash flows from services utilizing the software (principally utilized by our Database Marketing and Consulting segment).

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

Explanation of Key Metrics and Other Items

Costs of services. “Costs of services” principally include costs incurred in connection with our customer management operations and database marketing services, including direct labor, telecommunications, printing, postage and certain fixed costs associated with CMCs.

Selling, general and administrative expenses. “Selling, general and administrative expenses” primarily include employee-related costs associated with administrative services such as legal, information systems, accounting and finance. It also includes outside professional fees (i.e. legal and accounting services) and building maintenance expense and other items associated with administration.

Restructuring charges, net. “Restructuring charges, net” primarily include costs incurred in conjunction with reductions in force or decisions to exit facilities, primarily termination benefits and lease liabilities net of expected sublease rentals.

Interest expense. “Interest expense” includes interest expense and amortization of debt issuance costs associated with our grants, debt and capitalized lease obligations.

Other expenses. The main components of “Other expenses” are non-recurring, de minimis expenditures not directly related to our operating activities, such as deferred compensation expense, corporate legal settlements and foreign exchange translation losses.

Other income. The main components of “Other income” are miscellaneous receipts not directly related to our operating activities, such as recognized grant income and foreign exchange translation gains.

Free cash flow. We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment,” as shown on our Consolidated Statements of Cash Flows.

Quarterly average daily revenue. We define quarterly average daily revenue as net revenue for the fiscal quarter divided by calendar days during the fiscal quarter.

Days sales outstanding. We define days sales outstanding (“DSO”) as net accounts receivable divided by quarterly average daily revenue.

Presentation of Non-GAAP Measurements

Free Cash Flow. Free cash flow is a non-GAAP liquidity measurement. We believe free cash flow is useful to our investors because it measures, during a given period, the amount of cash generated that is available for servicing debt obligations and investments other than purchases of property and equipment. Free cash flow is not a measure determined in accordance with accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for “Operating Income”, “Net Income”, “Net Cash Flows from Operating Activities” or any other measure determined in accordance with GAAP. We believe this non-GAAP liquidity measure is useful in addition to the most directly comparable GAAP measure of “Net Cash Flows from Operating Activities” because free cash flow includes investments in operational assets. Free cash flow does not represent residual cash available for discretionary expenditures, since it includes cash required for debt service. Free cash flow also excludes cash which may be necessary for acquisitions, investments and other needs that may arise. The following table reconciles free cash flow to “Net Cash Flow from Operating Activities”, the most directly comparable GAAP measure:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Free cash flow	$10,701	$13,998
Add back:
Purchases of property and equipment	4,397	11,866

Net cash flows from operating activities	$15,098	$25,864

RESULTS OF OPERATIONS

Operating Review

     The following table is presented to facilitate Management’s Discussion and Analysis (dollars in thousands):

	Quarter Ended March 31,
		% of		% of
	2005	Revenue	2004	Revenue	$ Change	% Change
Revenue:

North American Customer Care	$152,252	59.9%	$162,276	60.6%	$(10,024)	(6.2)%
International Customer Care	80,420	31.6%	80,424	30.0%	(4)	0.0%
Database Marketing and Consulting	21,654	8.5%	25,298	9.4%	(3,644)	(14.4)%

	$254,326	100.0%	$267,998	100.0%	$(13,672)	(5.1)%

Costs of Services:
North American Customer Care	$113,618	74.6%	$126,537	78.0%	$(12,919)	(10.2)%
International Customer Care	66,118	82.2%	66,028	82.1%	90	0.1%
Database Marketing and Consulting	11,274	52.1%	11,166	44.1%	108	1.0%

	$191,010	75.1%	$203,731	76.0%	$(12,721)	(6.2)%

Selling, General and Administrative:
North American Customer Care	$19,415	12.8%	$16,243	10.0%	$3,172	19.5%
International Customer Care	14,262	17.7%	14,095	17.5%	167	1.2%
Database Marketing and Consulting	10,299	47.6%	10,028	39.6%	271	2.7%

	$43,976	17.3%	$40,366	15.1%	$3,610	8.9%

Depreciation and Amortization:
North American Customer Care	$7,458	4.9%	$9,012	5.6%	$(1,554)	(17.2)%
International Customer Care	4,338	5.4%	4,478	5.6%	(140)	(3.1)%
Database Marketing and Consulting	2,512	11.6%	2,492	9.9%	20	0.8%
	—
	$14,308	5.6%	$15,982	6.0%	$(1,674)	(10.5)%

Restructuring Charges, net:
North American Customer Care	$528	0.3%	$685	0.4%	$(157)	(22.9)%
International Customer Care	25	0.0%	540	0.7%	(515)	(95.4)%
Database Marketing and Consulting	400	1.8%	617	2.4%	(217)	(35.2)%

	$953	0.4%	$1,842	0.7%	$(889)	(48.3)%

Income (Loss) from Operations:
North American Customer Care	$11,233	7.4%	$9,799	6.0%	$1,434	14.6%
International Customer Care	(4,323)	(5.4)%	(4,717)	(5.9)%	394	8.4%
Database Marketing and Consulting	(2,831)	(13.1)%	995	3.9%	(3,826)	(384.5)%

	$4,079	1.6%	$6,077	2.4%	$(1,998)	(32.9)%

Other Income (Expense):	$874	0.3%	$(2,360)	(0.9)%	$3,234	137.0%

Provision for Income Taxes:	$2,149	0.8%	$2,522	0.9%	$(373)	(14.8)%

Financial Comparison

     The following table is a condensed presentation of the components of the change in net income between the three-month periods ended March 31, 2005 and 2004 and is designed to facilitate the discussion of results of operations in this Form 10-Q (all amounts are in thousands):

Current period (2005) reported net income	$2,741
Prior period (2004) reported net income	1,401

Difference	$1,340

Explanation:
Net increase to income from operations excluding items separately identified below	$4,779
Operating results of Database Marketing and Consulting segment	(4,098)
Impact of declining minimum commitments discussed in Client Concentrations	(3,429)
Change in restructuring charges, net	889
Decrease in interest expense	2,433
Increase in interest income	249
Changes in foreign currency transaction losses (gains)	104
Taxes	373
Other	40

$1,340

     The table below presents workstation data for multi-client centers as of March 31, 2005 and December 31, 2004. Dedicated and Managed Centers (10,072 workstations) are excluded from the workstation data as unused seats in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations.

March 31, 2005			December 31, 2004
Total			Total
Production	In	% in	Production	In	% in
Workstations	Use	Use	Workstations	Use	Use
14,960	9,018	60%	14,612	9,014	62%

     The decline in the utilization percentage shown above is attributable to (i) the opening of new international markets and (ii) a decline in utilization of certain U.S. CMCs. An objective of our business plan is to increase sales to absorb capacity in existing global CMCs.

Three-Month Period Ended March 31, 2005 Compared to March 31, 2004

Revenue. The decrease in North American Customer Care revenue between periods was driven primarily by declining minimum commitments and the loss of client programs, partially offset by an increase in revenue at Percepta.

     Revenue in the International Customer Care segment increased due to changes in foreign currency exchange rates, offset by the loss of client programs, primarily in Europe.

     Database Marketing and Consulting revenue decreased primarily due to a decrease in the customer base as well as decreased sales to existing customers. We attribute these decreases to delays in completing software modifications and certain customer service initiatives.

Cost of Services. Costs of services, as a percentage of revenue, in North American Customer Care decreased due to the successful implementation of our plan to reduce costs and increase client profitability. Additionally, significantly lower enrollment rates of U.S.-based employees in our health plan have reduced associated costs. Those savings were partially offset by the loss of the minimum commitments discussed above, which decreased revenue without a corresponding decrease of costs of services.

     Costs of services, as a percentage of revenue, in International Customer Care remained relatively constant as compared to the prior year. Costs of services decreased in response to our efforts to terminate unprofitable client contracts and renegotiate unfavorable contract terms, offset by increased costs related to entering new markets.

     Costs of services as a percentage of revenue for Database Marketing and Consulting have increased from the prior year, primarily due to reduced revenue in this segment without a corresponding decrease in costs and delayed implementation of lower-cost customer communication channels available to us under the terms of the contract.

Selling, General and Administrative. The increase in selling, general and administrative expenses as a percentage of revenue for North American Customer Care is due to a decrease in revenue between periods (a significant amount of selling, general and administrative expenses are fixed in nature) and an increase in sales and marketing expenses and costs related to implementing the provisions of the Sarbanes-Oxley Act of 2002. In absolute dollars, selling, general and administrative expenses increased from the prior year due to increases in salaries and related benefits resulting from headcount additions in sales, marketing and client management.

     Selling, general and administrative expenses for International Customer Care remained relatively constant, both in absolute dollars and as a percentage of revenue. In absolute dollars, these expenses increased as a result of changes in foreign currency exchange rates, offset by our efforts to reduce costs and increase client profitability.

     The increase in selling, general and administrative expenses as a percentage of revenue for Database Marketing and Consulting was due to a decrease in revenue between periods, coupled with increased payroll-related expenses resulting from headcount additions in sales, marketing and product development.

Depreciation and Amortization. In absolute dollars, depreciation expense in North American Customer Care decreased between periods. During the prior year we accelerated depreciation of our Topeka facility as a result of its planned closure. Depreciation expense in both International Customer Care and Database Marketing and Consulting remained relatively unchanged, in absolute dollars, as compared to the prior year.

Restructuring and Impairment Charges. During the three months ended March 31, 2005, we recognized approximately $1.0 million of termination benefits for approximately 21 employees, across all three segments, primarily for administrative employees.

     We did not record an impairment loss during the quarters ended March 31, 2005 and 2004. We have one CMC that will transition from the two-year evaluation period during fiscal 2005. Our current cash flow analyses for that CMC indicates that it is possible the carrying value will be impaired if we were not to achieve the results in those analyses. We estimate the possible impairment of the carrying value of these centers, if we do not achieve the expected results, to be approximately $1.3 million.

Other Income (Expense). Interest expense decreased by $2.4 million due to significantly lower borrowings as compared to the prior year. Interest income increased by $0.2 million due to increased cash invested during the quarter. Other income increased due to an increase in recognized grant income, increased foreign translation gains and decreased deferred compensation expense.

Income taxes. The effective tax rate for the first quarter of 2005 was 43%. For succeeding quarters, our effective tax rate will be affected by many factors including (i) the amount and placement of new business into tax jurisdictions with valuation allowances and without valuation allowances and (ii) the impact of tax refunds, if any, that we might realize from tax refunds arising from various tax planning strategies we are pursuing.

     During the second quarter of 2003, due to recurring and projected tax operating losses, we determined it was appropriate to establish a deferred tax valuation allowance for our entire U.S. deferred tax asset. Over the seven quarters since then, we have made significant progress in our efforts to improve client profitability and reduce costs resulting in improved financial performance and U.S. taxable income. On a quarterly basis, we have reviewed the facts and circumstances surrounding the valuation allowance including cumulative and forecasted taxable income. It is possible, that, as a result of such reviews during the remainder of 2005, if the improvements in operations continue, a preponderance of the evidence may indicate that it is more likely than not that the U.S. deferred tax asset is recoverable. Therefore, the U.S. valuation allowance would no longer be required and, accordingly, the valuation allowance would be reversed. The amount of our U.S. deferred tax valuation allowance at March 31, 2005 is approximately $13.8 million.

Liquidity and Capital Resources

     Our primary source of liquidity during the three months ended March 31, 2005 was cash generated from operating activities. We expect that our future working capital, capital expenditure and debt service requirements will be satisfied primarily from existing cash balances and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent upon, among other things, our ability to sell new business and manage our operating costs efficiently.

     The amount of capital required during 2005 will also depend on our levels of investment in infrastructure necessary to maintain, upgrade or replace existing assets. We currently expect that 2005’s capital expenditures will be approximately $40.0 million.

     Our capital expenditures will also vary depending on development or retrofit of new or existing CMCs. Our working capital and capital expenditure requirements could increase materially in the event of acquisitions or joint ventures, among other factors. Those factors could require that we raise additional capital in the future.

     The following discussion highlights our cash flow activities and free cash flow during the three months ended March 31, 2005.

Cash and cash equivalents. We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. Our cash and cash equivalents totaled $68.2 million as of March 31, 2005, as compared to $75.1 million as of December 31, 2004.

Cash flows from operating activities. We reinvest the cash flow from operating activities in our business or in purchases of treasury stock. For the three months ended March 31, 2005 and 2004, we reported net cash flows provided by operating activities of $15.1 million and $25.9 million, respectively. The decrease from 2004 to 2005 of approximately $10.8 million resulted from the effect of the changes in working capital accounts (primarily due to increased DSO and payroll-related liabilities).

Cash flows from investing activities. We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the three months ended March 31, 2005 and 2004, we reported net cash flows used in investing activities of $7.2 million and $13.1 million, respectively. The decrease from 2004 to 2005 of approximately $5.9 million primarily resulted from reduced purchases of property and equipment and expenditures to acquire certain contracts.

Cash flows from financing activities. For the three months ended March 31, 2005 and 2004, we reported net cash flows used in financing activities of $13.7 million and $8.1 million, respectively. The increase from 2004 to 2005 of approximately $5.6 million principally resulted from purchases of treasury stock offset by decreased payments on grant advances.

Free cash flow. Free cash flow was $10.7 million and $14.0 million for the three months ended March 31, 2005 and 2004, respectively (see Presentation of Non-GAAP Measurements). The decrease from 2004 to 2005 of approximately $3.3 million resulted from significantly lower Net Cash Provided by Operating Activities (see Cash flows from operating activities, above), partially offset by lower Purchases of Property and Equipment.

Obligations and Future Capital Requirements

     Future maturities of our outstanding debt and contractual obligations are summarized as follows:

	Less than			More than
Contractual Obligations	1 year	2-3 years	4-5 years	5 years	Total
Long-term debt[1]	$51	$213	$—	$—	$264
Capital lease obligations[1]	210	111	—	—	321
Bank debt	—	700	—	—	700
Grant advances[1]	—	—	—	7,133	7,133
Purchase obligations[2]	25,519	21,889	4,191	—	51,599
Operating lease commitments[2]	24,313	32,671	11,599	14,078	82,661

Total	$50,093	$55,584	$15,790	$21,211	$142,678

[1]	Reflected on Condensed Consolidated Balance Sheets

[2]	Not reflected on Condensed Consolidated Balance Sheets

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

     We expect total capital expenditures in 2005 to be approximately $40.0 million, approximately one-third of which is attributable to maintenance capital for existing CMCs, the opening and/or expansion of CMCs and internal technology projects. Such expenditures are financed with operating cash flows, existing cash balances and, to the extent necessary, cash flows from financing activities. The anticipated level of 2005 capital expenditures is primarily dependent upon new client contracts and the corresponding requirement for additional CMC capacity and technological infrastructure.

     We may initiate restructurings, dispositions, mergers, acquisitions and other similar transactions. Such transactions could include the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption or refinancing of indebtedness, and could be material to our consolidated financial condition and consolidated results of operations. The launch of large client contracts may result in negative working capital because of the time period between incurring the costs for training and launching the program, and the beginning of the accounts receivable collection process.

Debt Instruments and Related Covenants

     We discuss debt instruments and related covenants on Note 5 to Condensed Consolidated Financial Statements.

CLIENT CONCENTRATIONS

     Our five largest clients accounted for 49.2% and 50.3% of our revenue for the three months ended March 31, 2005 and 2004, respectively. In addition, these five clients accounted for a greater proportional share of our consolidated earnings. The profitability of services provided to these clients varies greatly based upon the specific contract terms with any particular client. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis. The risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. The contracts with these clients expire between 2006 and 2010. Additionally, a particular client can have multiple contracts with different expiration dates. We have historically renewed most of our contracts with our largest customers. However, there can be no assurance we will be able to renew future contracts or that renewed contracts will be on terms as favorable as the existing contracts.

RECENT ACCOUNTING PRONOUNCEMENTS

We discuss the potential impact of recent accounting pronouncements in Note 1 to Condensed Consolidated Financial Statements.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FOR THE PERIOD ENDED MARCH 31, 2005

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in interest rates and foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to our normal operating and funding activities. As of March 31, 2005, we have entered into forward financial instruments to manage and reduce the impact of changes in the U.S./Canadian dollar exchange rates with several financial institutions to mitigate a portion of our foreign currency risk.

Interest Rate Risk

     The interest on our Credit Facility is variable based upon the Prime Rate and, therefore, affected by changes in market interest rates. At March 31, 2005, there was $0.7 million outstanding under the Credit Facility. If the Prime Rate increased 100 basis points, our interest expense would increase $7,000 per year.

Foreign Currency Risk

     We have wholly-owned subsidiaries conducting business in Argentina, Australia, Brazil, Canada, China, Germany, India, Korea, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore, and Spain. Revenue and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in the exchange rate may positively or negatively impact our revenue and net income attributable to these subsidiaries. For the three months ended March 31, 2005 and 2004, revenue from non-U.S. countries represented 38.8% and 34.3% of consolidated revenue, respectively.

     We have contracted with several commercial banks to acquire a total of $147.5 million Canadian dollars through December 2006 at a fixed price in U.S. dollars of $116.1 million. We have derivative assets of $8.1 million associated with foreign exchange contracts. If the U.S./Canadian dollar exchange rate were to increase 10% from period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding losses or gains in the underlying exposures.

     A business strategy for our North American Customer Care segment is to provide service to U.S. based customers from Canadian customer management centers in order to leverage the U.S./Canadian dollar exchange rates. During the three months ended March 31, 2005, the Canadian dollar strengthened against the U.S. dollar by 1.4%. As a result, our costs remain constant in Canadian dollars, whereas our revenue (which is denominated in U.S. dollars) is decreasing for the unhedged portion.

     While our hedging strategy can protect us from changes in the U.S./Canadian dollar exchange rates in the short-term for the majority of its risk, an overall strengthening of the Canadian dollar may adversely impact margins in the North American Customer Care segment over the long-term.

     Other than the transactions hedged as discussed above, the majority of the transactions of our U.S. and foreign operations are denominated in the respective local currency while some transactions are denominated in other currencies. For example, the intercompany transactions that are expected to be settled are denominated in the local currency of the billing company. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. At the end of each month, foreign currency gains or losses resulting from the settlement of such transactions are recorded as an adjustment to income. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we settle them on a timely basis.

Fair Value of Debt and Equity Securities

     We did not have any material investments in debt or equity securities at March 31, 2005.

Item 4.

CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2005, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2005, our disclosure controls and procedures were effective.

     There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

     From time to time, we may be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, we accrue for the estimated minimum probable loss for such claims on lawsuits as a liability, net of applicable insurance (aggregating approximately $4.0 million as of March 31, 2005). Management believes that the disposition or ultimate determination of all such claims or lawsuits will not have a material adverse effect on our results or financial condition.

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number of	Average Price	as Part of Publicly	Under the Plans
	Shares	Paid per Share	Announced Plans	or Programs
Period	Purchased	(or Unit)	or Programs	(000s)

January 1, 2005 – January 31, 2005	201,800	$9.63	201,800	$41,816
February 1, 2005 – February 28, 2005	1,134,100	11.34	1,134,100	28,961
March 1, 2005 – March 31, 2005	131,400	11.26	131,400	27,481

Total	1,467,300	$11.09	1,467,300

     On February 19, 2002, we announced a share repurchase program, authorized by the Board of Directors (“Board”), to repurchase up to $5 million of our common stock. That plan was amended by the Board during August, 2002, March, 2003 and December, 2004, resulting in the authorized purchase amount increasing to $75 million and the authorized share price increasing to $15.00. Through March 31, 2005, we have purchased 6,268,511 shares, through open market transactions, at a total cost of $47,518,532. There is no expiration date for this program.

Item 6.

EXHIBITS

(a)	Exhibits

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC.

(Registrant)

Date: May 4, 2005	By: /s/ KENNETH D. TUCHMAN

Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: May 4, 2005	By: /s/ DENNIS J. LACEY

Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)