Form 10-Q
period 2005-06-30
TELETECH HOLDINGS INC
filed 2005-08-03
CIK 1013880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
As of July 27, 2005, 72,179,465 shares of the Registrant’s common stock were outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q

Item 1.
TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share amounts)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$82,909	$75,066
Accounts receivable, net	156,219	148,627
Prepaids and other assets	30,706	31,579
Income taxes receivable	14,944	16,154
Deferred tax assets, net	6,323	6,609

Total current assets	291,101	278,035
PROPERTY AND EQUIPMENT, net	120,852	132,214
OTHER ASSETS:
Contract acquisition costs, net	14,776	14,607
Deferred tax assets, net	20,359	18,454
Goodwill	31,485	30,613
Other assets	21,017	22,872

Total assets	$499,590	$496,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,344	$23,204
Accrued employee compensation and benefits	59,428	54,376
Other accrued expenses	32,132	32,824
Income taxes payable	13,061	15,226
Customer advances and deferred income	8,079	5,017
Deferred tax liability	5,435	5,245
Current portion of long — term debt	227	300

Total current liabilities	143,706	136,192
LONG-TERM LIABILITIES:
Long — term debt, net of current portion:
Bank debt	21,900	—
Other long-term debt	1,116	377
Grant advances	6,971	7,287
Other liabilities	14,154	13,936
Deferred tax liability	7,571	8,586

Total liabilities	195,418	166,378

MINORITY INTEREST	6,235	7,872

STOCKHOLDERS’ EQUITY:
Stock purchase warrants	5,100	5,100
Common stock; $.01 par value; 150,000,000 shares authorized; 72,210,571 and 74,931,907 shares, respectively, issued and outstanding	725	750
Additional paid-in capital	172,772	199,063
Deferred compensation	(25)	(74)
Accumulated other comprehensive income (loss)	(1,546)	3,249
Retained earnings	120,910	114,457

Total stockholders’ equity	297,936	322,545

Total liabilities and stockholders’ equity	$499,590	$496,795

The accompanying notes are an integral part of these condensed consolidated balance sheets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
REVENUE	$253,933	$265,531	$508,259	$533,529

OPERATING EXPENSES:
Costs of services	187,161	194,674	378,171	398,405
Selling, general and administrative expenses	46,110	38,777	90,086	79,143
Depreciation and amortization	13,683	14,206	27,991	30,188
Restructuring charges, net	(10)	322	943	2,164
Impairment losses	2,537	2,641	2,537	2,641

Total operating expenses	249,481	250,620	499,728	512,541

INCOME FROM OPERATIONS	4,452	14,911	8,531	20,988
OTHER INCOME (EXPENSE):
Interest income	754	454	1,566	1,017
Interest expense	(687)	(2,550)	(1,204)	(5,430)
Other, net	65	854	644	811
Debt restructuring charges	—	(7,646)	—	(7,646)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	4,584	6,023	9,537	9,740
Provision for income taxes	623	3,675	2,772	6,197

INCOME BEFORE MINORITY INTEREST	3,961	2,348	6,765	3,543
Minority interest	(249)	42	(312)	248

NET INCOME	$3,712	$2,390	$6,453	$3,791

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	73,008	74,519	73,594	74,794
Diluted	74,501	75,260	75,611	75,892
NET INCOME PER SHARE:
Basic	0.05	0.03	0.09	0.05
Diluted	0.05	0.03	0.09	0.05
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

				Accumulated
			Additional	Other		Stock			Total
			Paid-in	Comprehensive	Deferred	Purchase	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Compensation	Warrants	Earnings	Income (Loss)	Equity
Balances, December 31, 2004	74,932	$750	$199,063	$3,249	$(74)	$5,100	$114,457		$322,545
Comprehensive income (loss):
Net income	—	—	—	—	—	—	6,453	6,453	6,453

Other comprehensive income:
Translation adjustments	—	—	—	(723)	—	—	—	(723)	(723)
Derivative valuation, net of tax	—	—	—	(4,072)	—	—	—	(4,072)	(4,072)

								(4,795)

Comprehensive income	—	—	—	—	—	—	—	1,658

Exercise of stock options	531	4	3,915	—	—	—	—		3,919
Employee stock purchase plan	59	1	475	—	—	—	—		476
Purchases of common stock	(3,311)	(30)	(30,880)	—	—	—	—		(30,910)
Amortization of deferred compensation	—	—	—	—	49	—	—		49
Other	—	—	199	—	—	—	—		199

Balances, June 30, 2005	72,211	$725	$172,772	$(1,546)]	$(25)	$5,100	$120,910		$297,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,453	$3,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,991	30,188
Amortization of contract acquisition costs	1,991	2,316
Minority interest	312	(248)
Provision for doubtful accounts	818	2,163
Impairment losses	2,537	2,641
Loss on disposal of assets	60	146
Deferred income taxes	(1,544)	(21)
Changes in assets and liabilities:
Accounts receivable	(8,410)	(24,116)
Prepaids and other assets	(2,653)	1,702
Accounts payable, accrued expenses and other liabilities	3,363	2
Customer advances and deferred income	4,395	(1,785)

Net cash provided by operating activities	35,313	16,779

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,571)	(20,343)
Investment in joint venture	—	(310)
Capitalized software costs	(2,547)	(1,409)
Purchase of intangible assets	(240)	—
Contract acquisition costs	(2,160)	—

Net cash used in investing activities	(18,518)	(22,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank debt	119,600	66,006
Payments on bank debt	(97,700)	(39,800)
Payments on long-term debt and capital lease obligations	(450)	(77,358)
Payment on grant advances	—	(5,780)
Payments from minority shareholder	—	1,742
Payments to minority shareholder	(1,800)	(1,800)
Proceeds from exercise of stock options	3,919	3,549
Proceeds from employee stock purchase plan	476	—
Debt refinancing fees	—	(1,000)
Purchases of treasury stock	(30,910)	(5,000)

Net cash used in financing activities	(6,865)	(59,441)

Effect of exchange rate changes on cash and cash equivalents	(2,087)	3,482

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,843	(61,242)
CASH AND CASH EQUIVALENTS, beginning of period	75,066	141,655

CASH AND CASH EQUIVALENTS, end of period	$82,909	$80,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
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
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) which, in the opinion of management, are necessary to present fairly the financial position at June 30, 2005, and the results of operations and cash flows of the Company and its subsidiaries for the three and six month periods ended June 30, 2005 and 2004. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.
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
     Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been calculated as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair values of options granted during the three months ended June 30, 2005 and 2004 were estimated as of the grant date using a Black-Scholes option-pricing model with the following assumptions:

	June 30, 2005	June 30, 2004
Volatility	76.34%	78.89%
Dividend yield	0.00%	0.00%
Risk — free interest rate	3.83% — 4.24%	2.91% — 3.98%
Expected life (years)	4.47	5.31
Fair value per option	$4.98	$4.66
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income as reported	$3,712	$2,390	$6,453	$3,791
Add (deduct): Stock-based employee compensation expense (reversal) included in reported net income, net of related tax effects	(113)	67	32	134
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,014)	(1,475)	(2,114)	(3,069)

Pro forma net income	$2,585	$982	$4,371	$856

Net income per share:
Basic — as reported	$0.05	$0.03	$0.09	$0.05
Basic — pro forma	$0.04	$0.01	$0.06	$0.01
Diluted — as reported	$0.05	$0.03	$0.09	$0.05
Diluted-pro forma	$0.03	$0.01	$0.06	$0.01
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
     The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R by first quarter of fiscal 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the retrospective options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded at the beginning of the first quarter of adoption of SFAS 123R for all unvested stock options and restricted stock based upon the previously disclosed SFAS 123 methodology and amounts. The retrospective methods would record compensation expense beginning with the first period restated for all unvested stock options and restricted stock. The Company is evaluating the requirements of SFAS 123R and has not yet determined which method of adoption it will employ.
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
     It is a Company strategy to garner additional business through the lower cost opportunities offered by certain international countries. Accordingly, the Company provides services to certain U.S. clients from CMCs in Argentina, Canada, India, Mexico and the Philippines. Under this arrangement, while the U.S. subsidiary invoices and collects from the end client, the U.S. subsidiary also enters into a contract with the foreign subsidiary to reimburse the foreign subsidiary for their costs plus a reasonable profit. As a result, a portion of the profits from these client contracts is recorded in the U.S. while a portion is recorded in the foreign location. For U.S. clients being serviced from Canada, India and the Philippines, which represent the majority of these arrangements, the profits all remain within the North American Customer Care segment. For U.S. clients being serviced from other countries, a portion of the profits is reflected in the International Customer Care segment. For the three months ended June 30, 2005 and 2004, approximately $0.9 million and $0.3 million, respectively, of income from operations in the International Customer Care segment was generated from these arrangements. For the six months ended June 30, 2005 and 2004, approximately $1.4 million and $1.0 million, respectively, of income from operations in the International Customer Care segment was generated from these arrangements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Amounts in thousand)
Revenue:
North American Customer Care	$151,670	$161,658	$303,922	$323,934
International Customer Care	81,141	79,184	161,561	159,608
Database Marketing and Consulting	21,122	24,689	42,776	49,987

Total	$253,933	$265,531	$508,259	$533,529

Income (Loss) from Operations:
North American Customer Care	$13,865	$18,011	$25,098	$27,509
International Customer Care	(5,994)	(7,184)	(10,317)	(11,600)
Database Marketing and Consulting	(3,418)	4,084	(6,250)	5,079

Total	$4,452	$14,911	$8,531	$20,988

     The following table presents revenue based on the geographic location where services are provided or the physical location of the equipment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Amounts in thousands)
Revenue:
United States	$106,481	$124,046	$214,660	$253,631
Asia Pacific	43,094	41,854	86,155	80,289
Canada	47,991	45,738	96,822	92,522
Europe	29,958	31,499	61,305	62,853
Latin America	26,409	22,394	49,317	44,234

Total	$253,933	$265,531	$508,259	$533,529

Significant Customers
     The Company has two customers who contributed in excess of 10% of total revenue, both of which are in the communications industry. The revenue from these customers as a percentage of total revenue is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Customer A	16.7%	16.9%	16.9%	16.1%
Customer B	10.8%	12.9%	10.9%	14.4%
     As of June 30, 2005, accounts receivable from customers A and B were $17.4 million and $8.3 million, respectively. As of December 31, 2004, accounts receivable from customers A and B were $27.9 million and $10.2 million, respectively.
     The Company does not require collateral from its customers. To limit the Company’s credit risk, the Company performs ongoing credit evaluations of its customers and maintains an allowance for uncollectible accounts. Although the Company is impacted by economic conditions in the communications and media, automotive, financial services and government services industries, management does not believe significant credit risk exists at June 30, 2005.
(3) COMPREHENSIVE INCOME (LOSS)
     The Company’s comprehensive income (loss) for the three and six month periods ended June 30, 2005 and 2004 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Amounts in thousands)
Net income for the period	$3,712	$2,390	$6,453	$3,791

Other comprehensive income (loss), net of tax:
Foreign currency transaction adjustment	634	(7,085)	(723)	(7,290)
Gain (loss) on derivatives	(1,793)	(1,253)	(4,072)	(2,494)

Other comprehensive income (loss), net of tax	(1,159)	(8,338)	(4,795)	(9,784)

Comprehensive income (loss)	$2,553	$(5,948)	$1,658	$(5,993)

     At June 30, 2005, accumulated comprehensive income (loss) consisted of $(3.2) million and $1.6 million of foreign currency transaction adjustments and derivatives valuation, respectively. At December 31, 2004, accumulated comprehensive income (loss) consisted of $(2.5) million and $5.7 million of foreign currency translation adjustments and derivatives valuation, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Amounts in thousands)
Shares used in basic per share calculation	73,008	74,519	73,594	74,794
Effects of dilutive securities:
Stock options	1,393	641	1,917	998
Unvested restricted stock	100	100	100	100

Shares used in diluted per share calculation	74,501	75,260	75,611	75,892

     For the three months ended June 30, 2005 and 2004, 3.2 million and 5.1 million, respectively, of options to purchase shares of common stock were outstanding but not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the six months ended June 30, 2005 and 2004, 2.5 million and 4.3 million, respectively, of options to purchase shares of common stock were outstanding but not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The Company has also excluded the impact of outstanding warrants, as the impact would be anti-dilutive for all periods presented.
(5) DEBT
     Under the Company’s credit facility, the Company may borrow up to $100 million, with an option to increase the size of the credit facility to a maximum of $150 million (subject to approval by the lenders) at any time up to 90 days prior to maturity of the credit facility. The credit facility matures May 4, 2007. However, the Company may request a one year extension, subject to approval by the lenders. The credit facility is secured by 100% of the Company’s domestic accounts receivable and a pledge of 65% of capital stock of specified material foreign subsidiaries.
     The credit facility, which includes customary financial covenants, may be used for general corporate purposes, including working capital, purchases of treasury stock and acquisition financing. The credit facility accrues interest at a rate based on either (1) the Prime Rate, defined as the higher of the lender’s prime rate or the Federal Funds Rate plus 0.50%, or (2) the London Interbank Offered Rate (“LIBOR”) plus an applicable credit spread, at the Company’s option. The interest rate will vary based on the Company’s leverage ratio as defined in the credit facility. As of June 30, 2005 interest accrues at the weighted-average rate of 5.85%. As of June 30, 2005 and December 31, 2004, the Company had $21.9 million and $0 outstanding borrowings under the credit facility, respectively.
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
     Based upon assessments of recoverability of its deferred tax assets made in prior periods, the Company has recorded a valuation allowance against deferred tax assets of $20.7 million as of June 30, 2005, which is an increase of $0.7 million from December 31, 2004, and is primarily related to its U.S., Spain, Brazil and Argentina tax jurisdictions. The Company has approximately $13.7 million and $11.2 million of net deferred tax assets as of June 30, 2005 and December 31, 2004, respectively, related to the U.S. and certain international countries whose recoverability is dependent upon future profitability. The net deferred tax asset for US operations of approximately $4.4 million as of June 30, 2005, is recoverable based upon estimates of 2005 taxable income.
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
     The Company’s subsidiaries in Canada and the Philippines have their local currency as their functional currency. The functional currency is used to pay labor and other operating costs. However, these subsidiaries have customers contracts providing for payment in U.S. dollars for which the Company has contracted with several commercial banks, at no material costs, to acquire, under forward exchange, non-deliverable, forward and participating contracts as well as options, the functional currency at a fixed price in U.S. dollars to hedge its foreign currency risk. As of June 30, 2005 and December 31, 2004, the notional amount of those contracts is summarized as follows (in millions):

	Local		Date
	Currency	U.S. Dollar	contracts are
Local Currency	Amount	Amount	through
June 30, 2005:
Canadian Dollar	140.1	$111.7	January 2007
Philippines Peso	184.0	3.3	May 2006
December 31, 2004:
Canadian Dollar	165.3	$129.4	December 2006
Argentinean Peso	2.8	0.9	May 2005
Philippines Peso	189.0	3.2	November 2005
     During the three months ended June 30, 2005 and 2004, the Company recorded gains of $1.5 million and $0.5 million, respectively, for settled forward contracts, which are recorded in Revenue in the accompanying Condensed Consolidated Statements of Operations. During the six months ended June 30, 2005 and 2004, the Company recorded gains of $3.7 million and $2.5 million, respectively, for settled forward contracts, which are recorded in Revenue in the accompanying Condensed Consolidated Statements of Operations. As of June 30, 2005 and December 31, 2004, the Company had derivative assets of $5.6 million and $9.8 million, respectively, associated with foreign exchange contracts consisting of the fair market value of forward, non-deliverable forward, participating forward and option contracts outstanding. Included in these derivative assets are premiums paid by the Company as part of obtaining the foreign exchange options. The cost of these premiums is recognized in earnings based on changes in their fair value because they are considered components of the overall fair value of the forward exchange contracts.
     The Company settles intercompany receivable and payable balances monthly to mitigate the exposure caused by changes in foreign exchange rates. However, at times the Company is unable to complete the settlement prior to the end of the month. Accordingly, transaction gains and losses from fluctuations in exchange rates may occur. Additionally, certain foreign locations maintain U.S. bank accounts denominated in U.S. dollars, which are also subject to transaction gains and losses from fluctuations in exchange rates. Such transaction gains and losses are included in determining net income. For the three months ended June 30, 2005 and 2004, the Company recorded a transaction loss of $0.9 million and a transaction gain of $0.6 million, respectively in Other Income (Expense) related to the intercompany receivables/payable balances generated from labor arbitrage activities. For the six months ended June 30, 2005 and 2004, the Company recorded a transaction loss of $0.8 million and a transaction gain of $0.5 million, respectively in Other Income (Expense) related to these activities.
(8) RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES
     During the three months ended June 30, 2005, the Company recorded impairment losses in the amount of $2.5 million related to its decision to exercise an early lease termination option and close its Glasgow, Scotland facility effective July, 2006.
     During the six months ended June 30, 2005, the Company recognized restructuring charges in the amount of $1.0 million related to termination benefits for approximately 21, primarily administrative, employees.
     During the three months ended June 30, 2004, the Company recorded impairment losses in the amount of $2.6 million to reduce the net book value of long-lived assets at its Glasgow, Scotland facility to their then estimated fair value.
     During the three months ended June 30, 2004, the Company recognized approximately $1.6 million of termination benefits for approximately 100 employees, across all three segments. In addition, the Company recognized $0.4 million of termination benefits for approximately 500 employees at a center in Topeka, Kansas that closed in April 2004.
     A rollforward of the activity in restructuring accruals is as follows:

	Closure	Reduction in
	of CMCs	Force	Total
	(in thousands)

Balances, December 31, 2003	$1,203	$1,256	$2,459
Expense	452	2,525	2,977
Payments	(987)	(2,692)	(3,679)
Reversal of unused balances	(69)	(856)	(925)

Balances, December 31, 2004	599	233	832
Expense	—	1,031	1,031
Payments	—	(478)	(478)
Reversal of unused balances	—	(88)	(88)

Balances, June 30, 2005	$599	$698	$1,297

     The restructuring accrual is included in Other Accrued Expenses in the accompanying Condensed Consolidated Balance Sheets.
(9) CONTINGENCIES
     Legal Proceedings. From time to time, the Company may be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, the Company accrues for the estimated probable loss for such claims on lawsuits as a liability. Management believes that the disposition or ultimate determination of all such claims or lawsuits will not have a material adverse effect on the Company.
Sales and Use Taxes. As of June 30, 2005 and December 31, 2004, the Company had accrued a liability of $0.7 million for potential sales and use tax liabilities of its Database Marketing and Consulting segment.
     As of June 30, 2005 and December 31, 2004, the Company had accrued a liability of $0.5 million for potential sales and use tax liabilities of its North American Customer Care segment.
Guarantees. The Company’s credit facility is guaranteed by 100% of the Company’s domestic accounts receivable and a pledge of 65% of capital stock of specified material foreign subsidiaries.
Letters of credit. At June 30, 2005 outstanding letters of credit and other performance guarantees totaled approximately

$16.8 million, which primarily guarantees workers’ compensation and other insurance related obligations, and facility leases.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. The projections and statements contained in these forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. All statements not based on historical fact are forward-looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, following are important factors that could cause TeleTech’s and its subsidiaries’ actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to the following: risks associated with achieving the Company’s expected profit improvement in its United Kingdom operations; the ability to close and ramp new business opportunities that are currently being pursued with potential and existing clients; the ability for the Company to execute its growth plans, including sales of new products; to increase profitability via the globalization of its North American best operating practices; to achieve its three-year financial goals and targeted cost reductions; the possibility of the Company’s Database Marketing and Consulting segment not increasing revenue, lowering costs, and achieving profitability during the fourth quarter or returning to historic levels of profitability; the possibility of lower revenue or price pressure from clients experiencing a downturn in their business; the ability of the Company to fund its future growth initiatives; greater than anticipated competition in the customer care market, causing adverse pricing and more stringent contractual terms; risks associated with losing or not renewing significant client relationships, particularly large client agreements, or early termination of a client agreement; the risk of losing clients due to consolidation in the industries we serve; consumers’ concerns or adverse publicity regarding the products of the Company’s clients; higher than anticipated start-up costs or lead times associated with new ventures or business in new markets; execution risks associated with performance-based pricing metrics in certain client agreements; the Company’s ability to find cost effective locations, obtain favorable lease terms, and build or retrofit facilities in a timely and economic manner; risks associated with business interruption due to weather or terrorist-related events; risks associated with attracting and retaining cost-effective labor at the Company’s customer management centers; the possibility of additional asset impairments and restructuring charges; risks associated with changes in foreign currency exchange rates; economic or political changes affecting the countries in which the Company operates; changes in accounting policies and practices promulgated by standard setting bodies; and, new legislation or government regulation that impacts the customer care industry.
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
     We compete primarily with the in-house customer management operations of our current and potential clients. We also compete with companies that provide customer management services on an outsourced basis. In general, over the last several years, the global economy has had a negative impact on the customer care management market. More specifically, sales cycles have lengthened, competition has increased, and contract values have decreased. We believe that sales cycles have begun shortening; however pricing pressures continue within our industry due to the rapid growth in competitors providing offshore labor capabilities.
     Occasionally when renewing contracts, clients request that all or a portion of the renewal work be located at international locations. These requests decrease our revenue as we charge less for international locations and, in the short-term, increase our costs as we incur expenses related to relocating the work. The activity, along with decreases in volume, led to decreased revenue in our North American Customer Care segment. During the second quarter we incurred contract relocation costs of approximately $0.1 million. We expect to incur additional contract relocation costs in the amount of $0.5 million during the third quarter.
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
     Based on the fact that some clients request that we serve their customers from international locations with lower prevailing labor rates, in the future we may decide to close one or more U.S.-based CMCs, even though it is generating positive cash flow, because we believe the future profits from conducting such work outside the U.S. may more than compensate for the one-time charges related to closing the facility.
     The short-term focus of management is to increase revenue in this segment by:
•	selling new business to existing customers;

•	continuing to focus new sales efforts on large, complex, multi-center opportunities;

•	differentiating our products and services by developing and offering new solutions to clients; and

•	exploring merger and acquisition possibilities.
     Our ability to enter into new multi-year contracts, particularly large complex opportunities, is dependent upon the macroeconomic environment in general and the specific industry environments in which our customers operate. A weakening of the U.S. and/or the global economy could lengthen sales cycles or cause delays in closing new business opportunities.
     Our profitability is significantly influenced by our ability to increase capacity utilization in our CMCs, to increase the number of new or expanded programs and our success at managing personnel turnover and employee costs. Managing our costs is critical since we continue to see pricing pressure within our industry.
     Our potential clients typically obtain bids from multiple vendors and evaluate many factors in selecting a service provider including, among other factors, the scope of services offered, the service record of a vendor, and price. We generally price our bids with a long-term view of profitability and, accordingly, we consider all of our fixed and variable costs in developing our bids. We believe that our competitors may bid business based upon a short-term view, as opposed to our longer-term view, resulting in a lower price bid. While we believe our clients’ perceptions of the value we provide results in our being successful in certain competitive bid situations, there are often situations where a client may prefer a lower cost. Because of this competitive factor, the time necessary to implement new client programs and that the third quarter is seasonally slower in some international regions, we currently estimate that our revenue for the third quarter will be approximately the same as the second quarter.
     Our industry is very labor-intensive and the majority of our operating costs relate to wages, costs of employee benefits and employment taxes. An improvement in the local or global economies where our CMCs are located could lead to increased labor-related costs. The industry trend of servicing clients from off-shore locations adds to cost pressures as the competitive market for qualified personnel increases wages and benefits. In addition, our industry experiences high personnel turnover, and the length of training required to implement new programs continues to increase due to increased complexities of our clients’ programs. This may create challenges if we obtain several significant new clients or implement several new, large-scale programs, and need to recruit, hire and train qualified personnel at an accelerated rate.
     Our success in improving our profitability will depend on successful execution of a comprehensive business plan, including the following broad steps:
•	increasing sales to absorb unused capacity in existing global CMCs;

•	reducing costs and continued focus on cost controls; and

•	managing our workforce in domestic and international CMCs in a cost-effective manner.
Database Marketing and Consulting
     Our Database Marketing and Consulting segment has contracts with more than 5,000 automobile dealers representing 27 different brand names. These contracts generally, many of which are governed by agreements with the automobile manufacturers, have terms ranging from 12 to 24 months. For a few major automotive manufacturers, the automotive manufacturer collects from the individual automobile dealers on our behalf. Our average collection period is 30 days.
     A majority of revenue from this segment is generated utilizing a database and contact engine to promote the service business of automobile dealership customers using targeted marketing solutions through mail, the “web”, e-mail or phone. This segment was expected to operate at a smaller loss for the second quarter compared to the first quarter of 2005. However, a combination of factors contributed to this segment operating at a loss of approximately $3.4 million during the second quarter (see discussion below). In connection with our new program with Ford (whose dealers represent approximately 58% of the revenue of our Database Marketing and Consulting segment), the terms of our existing contract with Ford were amended such that we agreed to absorb dealer subsidies in return for anticipated additional dealers and existing dealers increasing their utilization of our services. Due to a delay in the launch of the new Ford program and less than expected dealer growth and utilization, these subsidies, which are recorded as a reduction of revenue, have resulted in the program profitability being less than anticipated. As a result of cost savings and sales initiatives we plan to employ, we expect this segment to operate at profit, before corporate allocations during the fourth quarter. During the six months ended June 30, 2005, this segment generated positive cash flow, and we expect it will generate positive cash flow during 2005.
     We plan to focus on the following during 2005:
•	increasing revenue by expanding our offerings;

•	diversifying our customer base by establishing new, and leveraging existing, relationships with dealer groups and new automotive manufacturers;

•	continuing to drive cost reductions through a combination of reductions and relocations in force and increased operational effectiveness; and

•	acquiring business platforms for similar and related services.
     The clients of our Database Marketing and Consulting segment, as well as our joint venture with Ford, come primarily from the auto industry. That industry is currently reporting declining earnings, which may result in lower volumes or place additional pricing pressures on our operations.
Overall
     As shown in the “Financial Comparison” on page 24, we believe that, for the first half of 2005, we have been successful in improving income from operations. The increase for the first half of 2005 (excluding the Database Marketing and Consulting segment results and other factors separately identified in that table) is attributable to a variety of factors such as our multi-phased cost reduction plan, transitioning work on certain client programs to lower cost operating centers, and taking actions to improve individual client profit margins and/or eliminate unprofitable client programs. However, during the three months ended June 30, 2005, our income from operations, excluding other factors separately identified in the table, declined, on a year over year basis, for the first time in 5 quarters. We attribute that decline principally to i) costs of approximately $3.5 million to execute our strategy to increase the size of our sales organization and the delivery of new products, ii) a reduction of approximately $2.0 million from the year ago quarter in performance-based pricing from a certain client program, iii) an increase in the loss in our United Kingdom operations of approximately $0.5 million arising from the loss of client programs and costs of additions to the United Kingdom sales organization. These declines in operating income have been offset, in part, by approximately $2 million of improved gross margin in Latin America as a result of continuing revenue growth and operational improvements.
     We implemented an $80 million profit improvement plan starting 24 months ago to address known changes in our business and, in particular, the decline in revenue and operating income due to the declining minimum commitments of one of our significant clients. We believe this plan, among other factors, enabled us to operate profitably during the past eight quarters. These improvements were achieved primarily through cost savings in the areas of CMC operations, telecommunications, professional fees, insurance and reduced interest expense associated with our debt-restructuring plan.
     As a result of these initiatives, our operational cash flow improved and, coupled with tax planning strategies providing repatriation of cash from international subsidiaries to the U.S., allowed us to reduce our indebtedness. As such, we expect lower interest expense in future periods, unless we incur additional indebtedness to finance acquisitions or to fund our stock repurchase program.
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
     Production Rate-Revenue is recognized based on the billable hours or minutes of each CSR as defined in the client contract. The rate per billable hour or minute is based on a predetermined contractual rate. This contractual rate can fluctuate based on our performance against certain pre-determined criteria related to quality and performance.
     Performance-based-Under performance-based arrangements, we are paid by our clients based on achievement of certain levels of sales or other client-determined criteria specified in the client contract. We recognize performance-based revenue by measuring our actual results against the performance criteria specified in the contracts. Amounts collected from customers prior to the performance of services are recorded as customer advances.
     Hybrid – Under hybrid models we are paid a fixed fee or production element as well as a performance-based element.
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
     From time to time we make certain expenditures related to acquiring contracts (recorded as Contract Acquisition Costs, Net in the accompanying Condensed Consolidated Balance Sheets). Those expenditures are amortized each quarter in proportion to the revenue earned from the related contract to total expected revenue over the life of the contract and are recorded as a reduction to revenue.
     Some of our contracts are billed in advance. Accordingly, amounts billed and collected but not earned under these contracts are excluded from revenue and included in customer advances and deferred income.

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
Based upon assessments of recoverability of our deferred tax assets, our valuation allowance was $20.7 million as of June 30, 2005, and is essentially unchanged from December 31, 2004. This valuation allowance is principally related to deferred tax assets associated with the local operations in the U.S., Spain, Brazil, Argentina, Korea and India.
     We routinely review the facts and circumstances surrounding the valuation allowance and the probability of utilizing deferred tax assets on a jurisdiction by jurisdiction basis. This review includes, among other factors, cumulative and forecasted taxable income, business trends and tax planning strategies. It is possible, that as a result of such a review, the preponderance of the evidence may suggest that the U.S. (approximately $14.1 million) or any individual foreign valuation allowance is no longer required (in whole or in part) and, accordingly, that amount of the valuation allowance would be reversed into income.
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
     The most significant assumptions used in this analysis are those made in estimating future cash flows. In estimating future cash flows, we generally use the financial assumptions in our internal forecasting model such as projected capacity utilization, projected changes in the prices we charge for our services and projected labor costs. We then use a discount rate we consider appropriate for the country where the business unit is providing services. If actual results are less than the assumptions used in performing the impairment test, the fair value of the reporting units may be significantly lower, causing the carrying value to exceed the fair value and indicating impairment had occurred. Based on the analysis performed in the fourth quarter of 2004, there was no impairment of the December 31, 2004 goodwill balance of $30.6 million. If projected revenue used in the December 2004 analyses of goodwill was 10% less than the forecasts (the projections assumed revenue growth rates ranging from -20% to 23% per annum over a three-year period), there would still be no impairment to goodwill.
     For the three month periods ended June 30, 2005 and 2004, and the six month periods ended June 30, 2005 and 2004, one client represented 42%, 48%, 43% and 48% of the revenue in the Asia Pacific region, respectively. One of this client’s programs is up for renewal during 2005 and we anticipate that contract will be renewed. If we are not successful in obtaining a renewal with satisfactory terms, we could incur an impairment of goodwill and, potentially, certain long-lived assets. The goodwill reported in the accompanying Condensed Consolidated Balance Sheets for the Asia Pacific region is approximately $5.4 million as of June 30, 2005.
     Our Database Marketing and Consulting Segment has recently experienced operating losses. We have plans to improve the profitability of that segment that we believe will be implemented by the fourth quarter of 2005. We perform our annual goodwill impairment test during the fourth quarter and, accordingly, were our plans not to be effective, we could incur an impairment of goodwill. The goodwill reported in the accompanying Condensed Consolidated Balance Sheets for our Database Marketing and Consulting segment is approximately $13.0 million as of June 30, 2005.
Restructuring Liability. We routinely assess the profitability and utilization of our CMCs. In some cases we have chosen to close under-performing CMCs and make reductions in force to enhance future profitability. We follow SFAS No. 146,

“Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of upon commitment to a plan.
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
Impairment of Long-Lived Assets. We evaluate the carrying value of our individual CMCs in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), to assess whether future operating results are sufficient to recover the carrying costs of these long-lived assets. When the operating results of a center have deteriorated to the point it is likely that losses will continue for the foreseeable future, or we expect that a CMC will be closed or disposed of before the end of its estimated useful life, we select the CMC for further review.
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
     A sensitivity analysis of the impairment evaluation assuming that the future results were 10% less than the current operating performance for these CMC’s indicated that an impairment of approximately $8.9 million would arise as shown in the table below. However, for the CMC’s tested, the current probability-weighted projection scenarios indicated that an impairment had not occurred as of June 30, 2005.
     The following table summarizes the sensitivity analysis performed at June 30, 2005 (dollars in thousands):

	Net		Additional
	Book	Number	Impairment Under
	Value	Of CMCs	Sensitivity Test

Tested based on Two Year Rule
Positive cash flow in period	$59,224	52	$—
Negative cash flow in period	3,470	5	316

	62,694	57	316

Not tested based on Two Year Rule
Positive cash flow in period	1,339	4	1,339
Negative cash flow in period	7,285	6	7,285

	8,624	10	8,624

Total
Positive cash flow in period	60,563	56	1,339
Negative cash flow in period	10,755	11	7,601

	$71,318	67	$8,940

     Of the ten CMCs not tested based on the Two Year Rule, three become eligible for testing during fiscal 2005. Of those three, one is currently experiencing negative cash flows and becomes eligible for testing during the fourth quarter. The amount of impairment under the sensitivity test (included in the table above) for that CMC is $1.2 million.
     The markets experiencing negative cash flow includes Korea and United Kingdom, which are international markets we are focused on improving. In the event we are unable to improve operations, resulting in improved earnings and cash flow, we may be required to record future impairment losses of approximately $2.9 million and $0.7 million for Korea and United Kingdom, respectively, excluding charges related to exit or disposal activities, if any.
     We also assess the realizable value of capitalized software on a quarterly basis, based upon current estimates of future cash flows from services utilizing the software (principally utilized by our Database Marketing and Consulting segment).

Contingencies. We have established an allowance for doubtful accounts to reserve for uncollectible accounts receivable. Each quarter, management reviews the receivables on an account-by-account basis and assigns a probability of collection. Management judgment is used in assessing the probability of collection. Factors considered in making this judgment are the age of the identified receivable, client’s financial condition, previous client history and any recent communications with the client.
     We record an allowance for pending litigation and claims that are probable and reasonably estimable. Each quarter, management reviews these matters on a case-by-case basis and assigns probability of loss based upon the assessment of in-house counsel and outside counsel.
Explanation of Key Metrics and Other Items
Costs of services. “Costs of services” principally include costs incurred in connection with our customer management operations and database marketing services, including direct labor, telecommunications, printing, postage and certain fixed costs associated with CMCs.
Selling, general and administrative expenses. “Selling, general and administrative expenses” primarily include employee-related costs associated with administrative services such as sales, marketing, product development, legal, information systems, accounting and finance. It also includes outside professional fees (i.e. legal and accounting services) and building maintenance expense for non-CMC facilities and other items associated with administration.
Restructuring charges, net. “Restructuring charges, net” primarily include costs incurred in conjunction with reductions in force or decisions to exit facilities, primarily termination benefits and lease liabilities, net of expected sublease rentals.
Interest expense. “Interest expense” includes interest expense and amortization of debt issuance costs associated with our grants, debt and capitalized lease obligations.
Other expenses. The main components of “Other expenses” are non-recurring, de minimis expenditures not directly related to our operating activities, such as corporate legal settlements and foreign exchange translation losses.
Other income. The main components of “Other income” are miscellaneous receipts not directly related to our operating activities, such as recognized grant income, foreign exchange translation gains and legal settlements.
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
Presentation of Non-GAAP Measurements
Free Cash Flow. Free cash flow is a non-GAAP liquidity measurement. We believe free cash flow is useful to our investors because it measures, during a given period, the amount of cash generated that is available for servicing debt obligations and investments other than purchases of property and equipment. Free cash flow is not a measure determined in accordance with (“GAAP”) and should not be considered a substitute for “Operating Income”, “Net Income”, “Net Cash Flows from Operating Activities” or any other measure determined in accordance with GAAP. We believe this non-GAAP liquidity measure is useful in addition to the most directly comparable GAAP measure of “Net Cash Flows from Operating Activities” because free cash flow includes investments in operational assets. Free cash flow does not represent residual cash available for discretionary expenditures, since it includes cash required for debt service. Free cash flow also excludes cash which may be necessary for acquisitions, investments and other needs that may arise. The following table reconciles free cash flow to “Net Cash Flow from Operating Activities”, the most directly comparable GAAP measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Amounts in thousands)
Free cash flow	$11,041	$(17,562)	$21,742	$(3,564)
Add back:
Purchases of property and equipment	9,174	8,477	13,571	20,343

Net cash flows from operating activities	$20,215	$(9,085)	$35,313	$16,779

RESULTS OF OPERATIONS
Operating Review
     The following tables are presented to facilitate Management’s Discussion and Analysis (dollars in thousands):

	Three Months Ended June 30,
		% of		% of
	2005	Revenue	2004	Revenue	$ Change	% Change
Revenue:
North American Customer Care	$151,670	59.7%	$161,658	60.9%	$(9,988)	(6.2)%
International Customer Care	81,141	32.0%	79,184	29.8%	1,957	2.5%
Database Marketing and Consulting	21,122	8.3%	24,689	9.3%	(3,567)	(14.4)%

	$253,933	100.0%	$265,531	100.0%	$(11,598)	(4.4)%

Costs of Services:
North American Customer Care	$111,326	73.4%	$118,902	73.6%	$(7,576)	(6.4)%
International Customer Care	64,602	79.6%	65,360	82.5%	(758)	(1.2)%
Database Marketing and Consulting	11,233	53.2%	10,412	42.2%	821	7.9%

	$187,161	73.7%	$194,674	73.3%	$(7,513)	(3.9)%

Selling, General and Administrative:
North American Customer Care	$19,647	13.0%	$17,066	10.6%	$2,581	15.1%
International Customer Care	15,670	19.3%	13,899	17.6%	1,771	12.7%
Database Marketing and Consulting	10,793	51.1%	7,812	31.6%	2,981	38.2%

	$46,110	18.2%	$38,777	14.6%	$7,333	18.9%

Depreciation and Amortization:
North American Customer Care	$6,814	4.5%	$7,499	4.6%	$(685)	(9.1)%
International Customer Care	4,266	5.3%	4,276	5.4%	(10)	(0.2)%
Database Marketing and Consulting	2,603	12.3%	2,431	9.8%	172	7.1%

	$13,683	5.4%	$14,206	5.4%	$(523)	(3.7)%

Restructuring Charges, net:
North American Customer Care	$18	0.0%	$180	0.1%	$(162)	(90.0)%
International Customer Care	60	0.1%	192	0.2%	(132)	(68.8)%
Database Marketing and Consulting	(88)	(0.4)%	(50)	(0.2)%	(38)	76.0%

	$(10)	0.0%	$322	0.1%	$(332)	(103.1)%

Impairment Loss:
North American Customer Care	$—	0.0%	$—	0.0%	$—	0.0%
International Customer Care	2,537	3.1%	2,641	3.3%	(104)	3.9%
Database Marketing and Consulting	—	0.0%	—	0.0%	—	0.0%

	$2,537	1.0%	$2,641	1.0%	$(104)	0.0%

Income (Loss) from Operations:
North American Customer Care	$13,865	9.1%	$18,011	11.1%	$(4,146)	(23.0)%
International Customer Care	(5,994)	(7.4)%	(7,184)	(9.1)%	1,190	16.6%
Database Marketing and Consulting	(3,419)	(16.2)%	4,084	16.5%	(7,503)	(183.7)%

	$4,452	1.8%	$14,911	5.6%	$(10,459)	(70.1)%

Other Income (Expense):	$132	0.1%	$(8,888)	(3.3)%	$9,020	101.5%
Provision for Income Taxes:	$623	0.2%	$3,675	1.4%	$(3,052)	(83.0)%

	Six Months Ended June 30,
		% of		% of
	2005	Revenue	2004	Revenue	$ Change	% Change
Revenue:
North American Customer Care	$303,922	59.8%	$323,934	60.7%	$(20,012)	(6.2)%
International Customer Care	161,561	31.8%	159,608	29.9%	1,953	1.2%
Database Marketing and Consulting	42,776	8.4%	49,987	9.4%	(7,211)	(14.4)%

	$508,259	100.0%	$533,529	100.0%	$(25,270)	(4.7)%

Costs of Services:
North American Customer Care	$224,944	74.0%	$245,408	75.8%	$(20,495)	(8.4)%
International Customer Care	130,720	80.9%	131,388	82.3%	(668)	(0.5)%
Database Marketing and Consulting	22,507	52.6%	21,609	43.2%	929	4.3%

	$378,171	74.4%	$398,405	74.7%	$(20,234)	(5.1)%

Selling, General and Administrative:
North American Customer Care	$39,062	12.9%	$33,760	10.4%	$5,753	17.3%
International Customer Care	29,932	18.5%	27,693	17.4%	1,938	6.9%
Database Marketing and Consulting	21,092	49.3%	17,690	35.3%	3,252	18.2%

	$90,086	17.7%	$79,143	14.8%	$10,943	13.8%

Depreciation and Amortization:
North American Customer Care	$14,272	4.7%	$16,511	5.1%	$(2,239)	(13.6)%
International Customer Care	8,604	5.3%	8,754	5.5%	(150)	(1.7)%
Database Marketing and Consulting	5,115	12.0%	4,923	9.8%	192	3.9%

	$27,991	5.5%	$30,188	5.7%	$(2,197)	(7.3)%

Restructuring Charges, net:
North American Customer Care	$546	0.2%	$865	0.3%	$(319)	(36.9)%
International Customer Care	85	0.1%	732	0.5%	(647)	(88.4)%
Database Marketing and Consulting	312	0.7%	567	1.1%	(255)	(45.0)%

	$943	0.2%	$2,164	0.4%	$(1,221)	(56.4)%

Impairment Loss:
North American Customer Care	$—	0.0%	$—	0.0%	$—	0.0%
International Customer Care	2,537	1.6%	2,641	1.7%	(104)	(3.9)%
Database Marketing and Consulting	—	0.0%	—	0.0%	—	0.0%

	$2,537	0.5%	$2,641	0.5%	$(104)	(3.9)%

Income (Loss) from Operations:
North American Customer Care	$25,098	8.3%	$27,509	8.4%	$(2,712)	(9.8)%
International Customer Care	(10,317)	(6.4)%	(11,600)	(7.3)%	1,584	13.3%
Database Marketing and Consulting	(6,250)	(14.6)%	5,079	10.5%	(11,329)	(223.1)%

	$8,531	1.7%	$20,988	3.9%	$(12,457)	(59.4)%

Other Income (Expense):	$1,006	0.2%	$(11,248)	(2.1)%	$12,254	108.9%
Provision for Income Taxes:	$2,772	0.5%	$6,197	1.2%	$(3,425)	(55.3)%

Financial Comparison
     The following table is a condensed presentation of the components of the change in net income between the three and six month periods ended June 30, 2005 and 2004 and is designed to facilitate the discussion of results of operations in this Form 10-Q (all amounts are in thousands):

	Three Months	Six Months
	Ended June 30	Ended June 30

Current period (2005) reported net income	$3,712	$6,453
Prior period (2004) reported net income	2,390	3,791

Difference	$1,322	$2,662

Explanation:
Net increase (decrease) to income from operations excluding items separately identified below	$(4,135)	$644

Impact of declining minimum commitments	(2,696)	(6,125)
Change in workers’ compensation reserves	2,600	2,600

Change in impairment losses	104	104
Change in restructuring charges, net	332	1,221
Database Marketing and Consulting segment
Change in use tax accruals	(1,944)	(1,944)
Change in operating results	(5,413)	(9,511)
Decrease in interest expense	1,863	4,296
Increase in interest income	300	549
Changes in foreign currency transaction gains (losses)	(1,412)	(1,308)
Decrease in debt restructuring charges	7,646	7,646
Gain on litigation settlement	1,043	1,043
Decrease in taxes	3,052	3,425
Other	(18)	22

	$1,322	$2,662

     The table below presents workstation data for multi-client centers as of June 30, 2005 and December 31, 2004. Dedicated and Managed Centers (10,566 workstations) are excluded from the workstation data as unused seats in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations.

June 30, 2005			December 31, 2004
Total			Total
Production	In	% in	Production	In	% in
Workstations	Use	Use	Workstations	Use	Use
17,299	9,911	57%	14,612	9,014	62%
     The decline in the utilization percentage shown above is attributable to (i) the opening of two new centers in international markets and (ii) a decline in utilization of certain U.S. CMCs. An objective of our business plan is to increase sales to absorb capacity in existing global CMCs.
Three-Month Period Ended June 30, 2005 Compared to June 30, 2004
Revenue. The decrease in North American Customer Care revenue between periods was driven primarily by declining minimum commitments, decreased performance-based pricing and the ramp down of certain client programs, partially offset by an increase in revenue at Percepta.
     Revenue in the International Customer Care segment increased due to changes in foreign currency exchange rates, offset by the loss of client programs in Europe and the Asia Pacific region, partially offset by strong growth in Latin America.
     Database Marketing and Consulting revenue decreased due to a decrease in the customer base.
Cost of Services. Costs of services, as a percentage of revenue, in North American Customer Care remained constant notwithstanding the decline in revenue discussed above. In absolute dollars, costs of services continued to decrease as a result of our successful implementation of our plan to reduce costs and increase client profitability, along with the one-time partial reversal of workers’ compensation insurance reserves. Previously our estimated liability for workers’ compensation was based on industry data as we had not yet reached a level of historical data sufficient to allow us to make such estimates based on our own historical experience. We have now reached a level of historical claims data experience that we no longer have to rely on industry data. The reduction of the estimated liability is a change in estimate and is based upon the report of independent actuaries.
     Costs of services, as a percentage of revenue, in International Customer Care decreased as compared to the prior year in response to our continuing efforts to terminate unprofitable client contracts and renegotiate unfavorable contract terms.
     Costs of services as a percentage of revenue for Database Marketing and Consulting have increased from the prior year, primarily due to reduced revenue in this segment without a corresponding decrease in costs. Specifically, we incurred certain increased costs related to transferring work to a lower cost call center location.
Selling, General and Administrative. The increase in selling, general and administrative expenses as a percentage of revenue for North American Customer Care is due to an increase in sales and marketing expense as well as a decrease in revenue between periods (a significant amount of selling, general and administrative expenses are fixed in nature). In absolute dollars, selling, general and administrative expenses increased from the prior year primarily due to increases in salaries and related benefits resulting from headcount additions and relocation costs for sales, marketing and product development personnel.
     Selling, general and administrative expenses for International Customer Care increased in both absolute dollars and as a percentage of revenue due to increased salaries and related benefits resulting from headcount additions in the United Kingdom, offset by our efforts to reduce other costs.
     The increase in selling, general and administrative expenses, as a percentage of revenue and in absolute dollars, for Database Marketing and Consulting was primarily due to the prior year’s reversal of a $1.9 million accrued liability for sales and use taxes and increased selling, general and administrative expenses.
Depreciation and Amortization. In absolute dollars, depreciation expense in North American Customer Care decreased between periods due to a decrease in depreciation following the closure of certain facilities. Depreciation expense in both International Customer Care and Database Marketing and Consulting remained relatively unchanged, in absolute dollars, as compared to the prior year.
Restructuring Charges and Impairment Losses. During the three months ended June 30, 2005, our International Customer Care segment recognized an impairment loss of approximately $2.5 million related to our decision to exercise an early lease termination option for our Glasgow, Scotland CMC. As discussed above, we have one CMC that will transition from the two year evaluation period during fiscal 2005 (see Critical Accounting Policies – Impairment of Long-Lived Assets).
     During the three months ended June 30, 2004, our International Customer Care segment recognized an impairment loss of approximately $2.6 to reduce the net book value of the long-lived assets at its Glasgow, Scotland CMC to their estimated fair value.
     During the three months ended June 30, 2004, our North American Customer Care and International Customer Care segments each recorded restructuring charges of $0.2 million for employee termination benefits.
Other Income (Expense). During the three months ended June 30, 2005, interest expense decreased by $1.9 million due to significantly lower borrowings as compared to the prior year and interest income increased by $0.3 million due to increased cash invested during the quarter. Other Income (expense), net decreased due to losses on foreign currency transactions and reduced grant income or other expenses, partially offset by gain on a litigation settlement of $1.0 million.
     During the three months ended June 30, 2004, we incurred $7.6 million of debt restructuring charges related to prepayment of our senior notes and the non-cash write-off of deferred costs related to our former revolving credit line and senior notes.
Income taxes. The effective tax rate for the three months ended June 30, 2005 was 13.6%. As shown in the table below, the valuation allowance established for deferred tax assets in certain jurisdictions continues to have a significant impact on our effective tax rate. The most significant factor reducing our effective tax rate is that we are now generating taxable income in jurisdictions where we had previously established valuation allowances against deferred tax assets; specifically the U.S.,

Argentina, Brazil, and Venezuela; the impact on recognized net deferred tax assets arising from current year taxable income has been included in the effective tax rate for the year for these tax jurisdictions.
Our effective tax rate affected by many factors including the amount and placement of new business into tax jurisdictions with valuation allowances and without valuation allowances as seen below:

	Three Months Ended
	June 30, 2005			June 30, 2004
			Effective Tax	Pretax		Effective Tax
	Pretax Income	Income Taxes	Rate	Income	Income Taxes	Rate
Tax jurisdictions operating at a profit with valuation allowances	$3,006	$125	4.2%	$185	$17	9.2%
Tax jurisdictions operating at a loss without a tax benefit	(1,898)	—	0.0%	(3,055)	790	0.0%
Tax jurisdictions operating at a profit without valuation allowances	3,476	498	14.3%	8,893	2,868	32.2%

Total for period	$4,584	$632	13.6%	$6,023	$3,675	61.0%

Six-Month Period Ended June 30, 2005 Compared to June 30, 2004
Revenue. The decrease in North American Customer Care revenue between periods was driven primarily by declining minimum commitments, decreased performance-based pricing and the loss of client programs, partially offset by an increase in revenue at Percepta.
     Revenue in the International Customer Care segment increased due to changes in foreign currency exchange rates, offset by the loss of client programs, primarily in Europe.
     Database Marketing and Consulting revenue decreased primarily due to a decrease in the customer base.
Cost of Services. Costs of services, as a percentage of revenue, in North American Customer Care decreased due to the successful implementation of our plan to reduce costs and increase client profitability and the partial reversal of workers’ compensation insurance reserves (see discussion above). Those savings were partially offset by the decline in revenue discussed previously.
     Costs of services, as a percentage of revenue, in International Customer Care decreased slightly as compared to the prior year. Costs of services decreased in response to our efforts to terminate unprofitable client contracts and renegotiate unfavorable contract terms.
     Costs of services as a percentage of revenue for Database Marketing and Consulting have increased from the prior year, primarily due to reduced revenue in this segment without a corresponding decrease in costs. Costs increased as a result of transitioning call center work to a lower cost location.
Selling, General and Administrative. The increase in selling, general and administrative expenses as a percentage of revenue for North American Customer Care is due to a decrease in revenue between periods and an increase in sales and marketing expenses. In absolute dollars, selling, general and administrative expenses increased from the prior year due to increases in salaries and related benefits resulting from headcount additions and relocation costs for sales, marketing and product development personnel.
     Selling, general and administrative expenses for International Customer Care increased, both in absolute dollars and as a percentage of revenue. These expenses increased as a result of changes in foreign currency exchange rates and increased salaries and related benefits resulting from headcount additions in the United Kingdom, offset by our efforts to reduce other costs.
     The increase in selling, general and administrative expenses, as a percentage of revenue and in absolute dollars, for Database Marketing and Consulting was primarily due to the prior year’s reversal of a $1.9 million accrued liability for sales and use taxes and increased selling, general and administrative expenses due to certain back-office inefficiencies.

Depreciation and Amortization. In absolute dollars, depreciation expense in North American Customer Care decreased between periods due to decreased depreciation following the closure of certain facilities. Depreciation expense in both International Customer Care and Database Marketing and Consulting remained relatively unchanged, in absolute dollars, as compared to the prior year.
Restructuring and Impairment Charges. During the six months ended June 30, 2005, our International Customer Care segment recognized an impairment loss of approximately $2.5 million related to our decision to exercise an early lease termination option for our Glasgow, Scotland CMC (see discussion above).
During the six months ended June 30, 2004 our International Customer Care segment recognized an impairment loss of approximately $2.6 to reduce the net book value of the long-lived assets at its Glasgow, Scotland CMC to their estimated fair value.
During the six months ended June 30, 2005, our North America Customer Care, International Customer Care and Database Marketing and Consulting segments recorded restructuring charges in the amount of $0.5 million, $0.1 million and $0.3 million for employee termination benefits.
During the six months ended June 30, 2004, our North American Customer Care, International Customer Care and Database Marketing and Consulting segments recorded restructuring charges of $0.9 million, $0.7 million and $0.6 million for employee termination benefits.
Other Income (Expense). During the six months ended June 30, 2005, interest expense decreased by $4.2 million due to significantly lower borrowings as compared to the prior year and interest income increased by $0.6 million due to increased cash invested during the quarter. Other Income (expense), net decreased due to losses on foreign currency transactions, partially offset by gain on litigation settlement of $1.0 million.
During the six months ended June 30, 2004, we incurred $7.6 million of debt restructuring charges related to prepayment of our senior notes and the non-cash write-off of deferred costs related to our former revolving credit line and senior notes.
Income taxes. The effective tax rate for the six months ended June 30, 2005 was 29.1%. As discussed previously, the valuation allowance established for deferred tax assets in certain jurisdictions continues to have a significant impact on our effective tax rate as shown below:

	Six Months Ended
	June 30, 2005			June 30, 2004
			Effective Tax	Pretax		Effective Tax
	Pretax Income	Income Taxes	Rate	Income	Income Taxes	Rate
Tax jurisdictions operating at a profit with valuation allowances	$4,335	$398	9.2%	$117	$81	69.2%
Tax jurisdictions operating at a loss without a tax benefit	(2,984)	(2)	0.0%	(2,913)	1,154	0.0%
Tax jurisdictions operating at a profit without valuation allowances	8,186	2,376	29.0%	12,536	4,962	39.6%

Total for period	$9,537	$2,772	29.1%	$9,740	$6,197	63.6%

Liquidity and Capital Resources
     Our primary source of liquidity during the three and six month periods ended June 30, 2005 was cash generated from operating activities. We expect that our future working capital, capital expenditure and debt service requirements will be satisfied primarily from existing cash balances and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent upon, among other things, our ability to sell new business and manage our operating costs efficiently.
     The amount of capital required during 2005 will also depend on our levels of investment in infrastructure necessary to maintain, upgrade or replace existing assets. We currently expect that 2005’s capital expenditures will be approximately $30.0 million.
     Our capital expenditures will vary depending on development or retrofit of new or existing CMCs. Our working capital and capital expenditure requirements could increase materially in the event of acquisitions or joint ventures, among other factors. Those factors could require that we raise additional financing in the future.
     The following discussion highlights our cash flow activities and free cash flow during the three and six months ended June 30, 2005.
Cash and cash equivalents. We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. Our cash and cash equivalents totaled $82.9 million as of June 30, 2005, as compared to $75.1 million as of December 31, 2004.
Cash flows from operating activities. We reinvest the cash flow from operating activities in our business or in repurchases of our stock. For the six months ended June 30, 2005 and 2004, we reported net cash flows provided by operating activities of $35.3 million and $16.8 million, respectively. The increase from 2004 to 2005 of approximately $18.5 million resulted from changes in working capital accounts, principally, a decline in accounts receivable from the second quarter of 2005.
Cash flows from investing activities. We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the six months ended June 30, 2005 and 2004, we reported net cash flows used in investing activities of $18.5 million and $22.1 million, respectively. The decrease from 2004 to 2005 of approximately $3.6 million primarily resulted from reduced purchases of property and equipment, partially offset by expenditures to acquire contracts.
Cash flows from financing activities. For the six months ended June 30, 2005 and 2004, we reported net cash flows used in financing activities of $6.9 million and $59.4 million, respectively. The decrease from 2004 to 2005 of approximately $52.5 million principally resulted from the prior year reflecting the prepayment of senior notes.
Free cash flow. Free cash flow was $11.0 million and $(17.6) million for the three months ended June 30, 2005 and 2004, respectively, and $21.7 million and $(3.6) million for the six months ended June 30, 2005 and 2004, respectively (see Presentation of Non-GAAP Measurements). The increase from 2004 to 2005 during the three months ended June 30, 2005 of approximately $28.6 million, as well as the increase of approximately $25.3 million from 2004 to 2005 during the six months ended June 30, 2005, resulted from increased Net Cash Provided by Operating Activities (see Cash flows from operating activities, above) with the free cash flow for the six months ended June 30, 2005 also impacted by a reduction in capital expenditures.
Obligations and Future Capital Requirements
     Future maturities of our outstanding debt and contractual obligations are summarized as follows:

Contractual	Less than			More than
Obligations	1 year	2-3 years	4-5 years	5 years	Total
Long-term debt(1)	$53	$1,034	$—	$—	$1,087
Capital lease obligations(1)	174	82	—	—	256
Bank debt	—	21,900	—	—	21,900
Grant advances(1)	—	—	—	6,971	6,971
Purchase obligations(2)	21,254	27,038	2,715	—	51,007
Operating lease commitments(2)	22,543	27,224	9,736	12,652	72,155

Total	$44,024	$77,278	$12,451	$19,623	$153,376

(1)	Reflected on Condensed Consolidated Balance Sheets

(2)	Not reflected on Condensed Consolidated Balance Sheets
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
     From time to time we contract with certain of our communications clients (which represent approximately one-third of our annual revenue) to provide us with telecommunication services. We believe these contracts are negotiated on an arms-length basis and may be negotiated at different times and with different legal entities.
Future capital requirements. Our cash requirements include capital expenditures primarily related to ongoing maintenance, upgrades or replacement of existing assets, the development and retrofit of new and/or existing CMCs and repurchases of common stock.
     We expect total capital expenditures in 2005 for the opening and/or expansion of CMCs, internal technology projects, and maintenance capital for existing CMCs to be approximately $30 million. Such expenditures are financed with operating cash flows, existing cash balances and, to the extent necessary, cash flows from financing activities.
Debt Instruments and Related Covenants
     We discuss debt instruments and related covenants on Note 5 to Condensed Consolidated Financial Statements.
CLIENT CONCENTRATIONS
     Our five largest clients accounted for 48% and 50% of our revenue for the three months ended June 30, 2005 and 2004, respectively, and 49% and 50% of our revenue for the six months ended June 30, 2005 and 2004, respectively. In addition, these five clients accounted for a greater proportional share of our consolidated earnings. The profitability of services provided to these clients varies greatly based upon the specific contract terms with any particular client. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis. The risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. The contracts with these clients expire between 2006 and 2010. Additionally, a particular client can have multiple contracts with different expiration dates. We have historically renewed most of our contracts with our largest customers. However, there can be no assurance we will be able to renew future contracts or that renewed contracts will be on terms as favorable as the existing contracts.
RECENT ACCOUNTING PRONOUNCEMENTS
We discuss the potential impact of recent accounting pronouncements in Note 1 to Condensed Consolidated Financial Statements.

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FOR THE PERIOD ENDED JUNE 30, 2005
     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in interest rates and foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to our normal operating and funding activities. As of June 30, 2005, we have entered into forward financial instruments to manage and reduce the impact of changes in the U.S./Canadian dollar exchange rates with several financial institutions to mitigate a portion of our foreign currency risk.
Interest Rate Risk
     The interest on our Credit Facility is variable based upon the Prime Rate and, therefore, affected by changes in market interest rates. At June 30, 2005, there was $21.9 million outstanding under the Credit Facility. If the Prime Rate increased 100 basis points, our interest expense would increase $0.2 million per year.
Foreign Currency Risk
     We have wholly-owned subsidiaries conducting business in Argentina, Australia, Brazil, Canada, China, Germany, India, Korea, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore, and Spain. Revenue and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in the exchange rate may positively or negatively impact our revenue and net income attributable to these subsidiaries. For the three months ended June 30, 2005 and 2004, revenue from non-U.S. countries represented 58% and 53% of consolidated revenue, respectively. For the six months ended June 30, 2005 and 2004, revenue from non-U.S. countries represented 58% and 52% of consolidated revenue, respectively.
     We have contracted with several commercial banks to acquire a total of $140.1 million Canadian dollars through January, 2007, at a fixed price in U.S. dollars of $111.7 million. We have derivative assets of $5.6 million associated with foreign exchange contracts. If the U.S./Canadian dollar exchange rate were to increase 10% from period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding losses or gains in the underlying exposures.
     A business strategy for our North American Customer Care segment is to provide service to U.S. based customers from Canadian customer management centers in order to leverage the U.S./Canadian dollar exchange rates. During the three months ended June 30, 2005, the Canadian dollar weakened against the U.S. dollar by 1.5%.
     While our hedging strategy can protect us from changes in the U.S./Canadian dollar exchange rates in the short-term for the majority of its risk, an overall strengthening of the Canadian dollar may adversely impact margins in the North American Customer Care segment over the long-term.
     Other than the transactions hedged as discussed above, the majority of the transactions of our U.S. and foreign operations are denominated in the respective local currency while some transactions are denominated in other currencies. For example, the intercompany transactions that are expected to be settled are denominated in the local currency of the billing company. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. At the end of each month, foreign currency gains or losses resulting from the settlement of such transactions are recorded as an adjustment to income. We do not currently engage in hedging activities related to these types of foreign currency risks as we intend to settle them on a timely basis where possible (see Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements).
Fair Value of Debt and Equity Securities
     We did not have any material investments in debt or equity securities at June 30, 2005.

Item 4.
CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2005, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2005, our disclosure controls and procedures were effective.
     There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.
LEGAL PROCEEDINGS
     From time to time, we may be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, we accrue for the estimated probable loss for such claims on lawsuits as a liability. Management believes that the disposition or ultimate determination of all such claims or lawsuits will not have a material adverse effect on our results or financial condition.
Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number of	Average Price	as Part of Publicly	Under the Plans
	Shares	Paid per Share	Announced Plans	or Programs
Period	Purchased	(or Unit)	or Programs	(000s)
April 1, 2005 — April 30, 2005	63,900	$11.94	63,900	$26,718
May 1, 2005 — May 31, 2005	1,569,707	7.73	1,569,707	14,584
June 1, 2005 — June 30, 2005	237,600	8.24	237,600	12,626

Total	1,871,207	$7.94	1,871,207

     On February 19, 2002, we announced a share repurchase program, authorized by the Board of Directors (“Board”), to repurchase up to $5 million of our common stock. That plan was amended by the Board during August, 2002, March, 2003 and December, 2004, resulting in the authorized purchase amount increasing to $75 million and the authorized share price increasing to $15.00. Through June 30, 2005, we have purchased 8,139,718 shares, through open market transactions, at a total cost of $62,373,157. There is no expiration date for this program.

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

TELETECH HOLDINGS, INC.

(Registrant)

Date: August 3, 2005	By: /s/ KENNETH D. TUCHMAN

Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: August 3, 2005	By: /s/ DENNIS J. LACEY

Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)