Form 10-Q
period 2005-09-30
TELETECH HOLDINGS INC
filed 2005-11-02
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Registrant’s telephone number, including area code: (303) 397-8100
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past (90) days. YES ☑ NO ☐
Indicate by check mark if an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☑ NO ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of October 24, 2005, 72,591,289 shares of the Registrant’s common stock were outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q

Item 1.
TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share amounts)

	September 30,	December 31
	2005	2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,463	$75,066
Accounts receivable, net	184,097	148,627
Prepaid and other assets	38,115	31,579
Income taxes receivable	14,055	16,154
Deferred tax assets, net	11,406	6,609

Total current assets	303,136	278,035
PROPERTY AND EQUIPMENT, net	122,497	132,214
OTHER ASSETS:
Contract acquisition costs, net	13,825	14,607
Deferred tax assets, net	28,587	18,454
Goodwill	32,055	30,613
Other assets	19,603	22,872

Total assets	$519,703	$496,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,218	$23,204
Accrued employee compensation and benefits	65,379	54,376
Other accrued expenses	42,407	32,824
Income taxes payable	24,774	15,226
Customer advances and deferred income	8,050	5,017
Deferred tax liability	3,822	5,245
Current portion of long-term debt	192	300

Total current liabilities	176,842	136,192
LONG-TERM LIABILITIES:
Long-term debt and capital lease obligations, net of current portion:
Long-term debt and capital lease obligations	2,361	377
Grant advances	6,880	7,287
Other liabilities	15,006	13,936
Deferred tax liability	7,183	8,586

Total liabilities	208,272	166,378

MINORITY INTEREST	5,733	7,872

STOCKHOLDERS’ EQUITY:
Stock purchase warrants	5,100	5,100
Common stock; $.01 par value; 150,000,000 shares authorized; 71,048,152 and 74,931,907 shares, respectively, issued and outstanding	712	750
Additional paid-in capital	160,472	199,063
Deferred compensation	—	(74)
Accumulated other comprehensive income	6,884	3,249
Retained earnings	132,530	114,457

Total stockholders’ equity	305,698	322,545

Total liabilities and stockholders’ equity	$519,703	$496,795

The accompanying notes are an integral part of these condensed consolidated balance sheets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
	2005	2004	2005	2004
REVENUE	$274,259	$258,347	$782,518	$791,876

OPERATING EXPENSES:
Costs of services	202,492	188,808	580,663	587,213
Selling, general and administrative expenses	46,642	43,072	136,728	122,215
Depreciation and amortization	12,659	14,304	40,650	44,492
Restructuring charges, net	537	(54)	1,480	2,110
Impairment losses	—	—	2,537	2,641

Total operating expenses	262,330	246,130	762,058	758,671

INCOME FROM OPERATIONS	11,929	12,217	20,460	33,205
OTHER INCOME (EXPENSE):
Interest income	882	2,264	2,448	3,281
Interest expense	(727)	(2,766)	(1,931)	(8,266)
Other, net	369	158	1,013	1,039
Debt restructuring charges	—	(2,756)	—	(10,402)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	12,453	9,117	21,990	18,857
Provision (benefit) for income taxes	432	(1,372)	3,204	4,825

INCOME BEFORE MINORITY INTEREST	12,021	10,489	18,786	14,032
Minority interest	(401)	68	(713)	316

NET INCOME	$11,620	$10,557	$18,073	$14,348

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	71,650	74,612	72,946	74,733
Diluted	72,591	75,944	74,604	75,909
NET INCOME PER SHARE:
Basic	$0.16	$0.14	$0.25	$0.19
Diluted	$0.16	$0.14	$0.24	$0.19
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

				Accumulated
			Additional	Other		Stock			Total
			Paid-in	Comprehensive	Deferred	Purchase	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Compensation	Warrants	Earnings	Income (Loss)	Equity
Balances, December 31, 2004	74,932	$750	$199,063	$3,249	$(74)	$5,100	$114,457		$322,545
Comprehensive income (loss):
Net income	—	—	—	—	—	—	18,073	18,073	18,073

Other comprehensive income:
Translation adjustments	—	—	—	5,032	—	—	—	5,032	5,032
Derivative valuation, net of tax	—	—	—	(1,397)	—	—	—	(1,397)	(1,397)

								3,635

Comprehensive income	—	—	—	—	—	—	—	21,708

Exercise of stock options	907	6	5,011	—	—	—	—		5,017
Employee stock purchase plan	59	1	475	—	—	—	—		476
Purchases of common stock	(4,850)	(45)	(44,221)	—	—	—	—		(44,266)
Amortization of deferred compensation	—	—	—	—	74	—	—		74
Other	—	—	144	—	—	—	—		144

Balances, September 30, 2005	71,048	$712	$160,472	$6,884	$—	$5,100	$132,530		$305,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,073	$14,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,650	44,492
Amortization of contract acquisition costs	2,942	3,474
Minority interest	713	(257)
Provision for doubtful accounts	378	1,859
Impairment losses	3,058	2,641
Loss on disposal of assets	74	—
Deferred income taxes	(17,763)	(2,903)
Tax benefit from stock option exercise	1,544	971
Other	—	(9)
Changes in assets and liabilities:
Accounts receivable	(35,848)	(16,688)
Prepaid and other assets	(4,281)	2,366
Accounts payable and accrued expenses	39,089	13,369
Customer advances and deferred income	4,103	(3,764)

Net cash provided by operating activities	52,732	59,899

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(23,614)	(26,151)
Investment in joint venture	—	(310)
Capitalized software costs	(3,149)	(2,241)
Purchase of intangible assets	(240)	—
Contract acquisition costs	(2,160)	—
Other	—	(171)

Net cash used in investing activities	(29,163)	(28,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank debt	243,100	85,506
Payments on bank debt	(243,100)	(116,300)
Payments on long-term debt and capital lease obligations	(532)	(77,854)
Payment on grant advances	—	(5,780)
Payments from minority shareholder	—	1,742
Payments to minority shareholder	(2,700)	(2,700)
Proceeds from exercise of stock options	3,473	4,081
Proceeds from employee stock purchase plan	476	—
Debt refinancing fees	—	(1,000)
Purchases of treasury stock	(44,266)	(5,000)

Net cash used in financing activities	(43,549)	(117,305)

Effect of exchange rate changes on cash and cash equivalents	377	2,223

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,603)	(84,056)
CASH AND CASH EQUIVALENTS, beginning of period	75,066	141,655

CASH AND CASH EQUIVALENTS, end of period	$55,463	$57,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
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
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) which, in the opinion of management, are necessary to present fairly the financial position at September 30, 2005, and the results of operations and cash flows of the Company and its subsidiaries for the three and nine month periods ended September 30, 2005 and 2004. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.
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
     Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been calculated as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair values of options granted during the three months ended September 30, 2005 and 2004 were estimated as of the grant date using a Black-Scholes option-pricing model with the following assumptions:

	September 30, 2005	September 30, 2004
Volatility	75.53%	77.97%
Dividend yield	0.0%	0.0%
Risk-free interest rate	3.75% — 4.17%	3.39% — 3.67%
Expected life (years)	4.43	5.44
Fair value per option	$5.09	$5.75

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income as reported	$11,620	$10,557	$18,073	$14,348
Add (deduct): Stock-based employee compensation expense (reversal) included in reported net income, net of related tax effects	(1)	149	31	283
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(995)	(1,560)	(3,109)	(4,629)

Pro forma net income	$10,624	$9,146	$14,995	$10,002

Net income per share:
Basic-as reported	$0.16	$0.14	$0.25	$0.19
Basic-pro forma	$0.15	$0.14	$0.21	$0.19
Diluted-as reported	$0.16	$0.14	$0.24	$0.19
Diluted-pro forma	$0.15	$0.12	$0.21	$0.13
Recently Issued Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the consolidated financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The SEC has adopted a rule postponing compliance dates for SFAS 123R. Under the SEC release, companies are required to implement SFAS 123R as of the beginning of their next fiscal year after June 15, 2005.
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
     All inter-company transactions between the reported segments for the periods presented have been eliminated.
     It is a Company strategy to garner additional business through the lower cost opportunities offered by certain international countries. Accordingly, the Company provides services to certain U.S. clients from CMCs in Argentina, Canada, India, Mexico and the Philippines. Under this arrangement, while the U.S. subsidiary invoices and collects from the end client, the U.S. subsidiary also enters into a contract with the foreign subsidiary to reimburse the foreign subsidiary for their costs plus a reasonable profit. As a result, a portion of the profits from these client contracts is recorded in the U.S. while a portion is recorded in the foreign location. For U.S. clients being serviced from Canada, India and the Philippines, which represent the majority of these arrangements, the profits all remain within the North American Customer Care segment. For U.S. clients being serviced from other countries, a portion of the profits is reflected in the International Customer Care segment. For the three months ended September 30, 2005 and 2004, approximately $0.7 million and $1.5 million, respectively, of income from operations in the International Customer Care segment was generated from these arrangements. For the nine months ended September 30, 2005 and 2004, approximately $2.2 million and $2.5 million, respectively, of income from operations in the International Customer Care segment was generated from these arrangements. The following table presents Revenue and Income (Loss) from Operations by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Amounts in thousand)
Revenue:
North American Customer Care	$170,930	$157,387	$474,852	$481,321
International Customer Care	82,596	76,625	244,157	236,233
Database Marketing and Consulting	20,733	24,335	63,509	74,322

Total	$274,259	$258,347	$782,518	$791,876

Income (Loss) from Operations:
North American Customer Care	$15,654	$13,996	$40,752	$41,806
International Customer Care	(1,871)	(2,898)	(12,188)	(14,799)
Database Marketing and Consulting	(1,854)	1,119	(8,104)	6,198

Total	$11,929	$12,217	$20,460	$33,205

     The following table presents revenue based on the geographic location where services are provided or the physical location of the equipment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Amounts in thousands)
Revenue:
United States	$120,955	$116,771	$335,615	$270,379
Asia Pacific	44,616	47,110	130,771	139,655
Canada	49,689	27,080	146,511	89,933
Europe	30,866	43,665	92,171	123,954
Latin America	28,133	23,721	77,450	167,955

Total	$274,259	$258,347	$782,518	$791,876

Significant Customers
     The Company has two customers who contributed in excess of 10% of total revenue, both of which are in the communications industry. The revenue from these customers as a percentage of total revenue is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Customer A	17.1	17.0	17.8	17.6
Customer B	9.9	12.8	10.6	13.8
     As of September 30, 2005, accounts receivable from customers A and B were $21.0 million and $11.7 million, respectively. As of December 31, 2004, accounts receivable from customers A and B were $27.9 million and $10.2 million, respectively.
     The Company does not require collateral from its customers. To limit the Company’s credit risk, the Company performs ongoing credit evaluations of its customers and maintains an allowance for uncollectible accounts. Although the Company is impacted by economic conditions in the communications and media, automotive, financial services and government services industries, the Company does not believe significant credit risks exist at September 30, 2005.

(3) COMPREHENSIVE INCOME (LOSS)
     The Company’s comprehensive income (loss) for the three and nine month periods ended September 30, 2005 and 2004 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Amounts in thousands)
Net income for the period	$11,620	$10,557	$18,073	$14,348

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,755	5,321	5,032	(1,969)
Gain (loss) on derivatives	(2,675)	4,138	(1,397)	1,644

Other comprehensive income (loss), net of tax	3,080	9,459	3,635	(325)

Comprehensive income	$14,700	$20,016	$21,708	$14,023

     At September 30, 2005, Accumulated Comprehensive Income (Loss) consisted of $2.6 million and $4.3 million of foreign currency translation adjustments and derivatives valuation, respectively. At December 31, 2004, Accumulated Comprehensive Income (Loss) consisted of $(2.5) million and $5.7 million of foreign currency translation adjustments and derivatives valuation, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Amounts in thousands)
Shares used in basic per share calculation	71,650	74,612	72,946	74,733
Effects of dilutive securities:
Stock options	841	1,232	1,558	1,076
Restricted stock	100	100	100	100

Shares used in diluted per share calculation	72,591	75,944	74,604	75,909

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
     The credit facility, which includes customary financial covenants, may be used for general corporate purposes, including working capital, purchases of treasury stock and acquisition financing. The credit facility accrues interest at a rate based on either (1) the Prime Rate, defined as the higher of the lender’s prime rate or the Federal Funds Rate plus 0.50%, or (2) the London Interbank Offered Rate (“LIBOR”) plus an applicable credit spread, at the Company’s option. The interest rate will vary based on the Company’s leverage ratio as defined in the credit facility. As of September 30, 2005 interest accrues at the weighted-average rate of 6.75%. As of September 30, 2005 and December 31, 2004, the Company had no outstanding borrowings under the credit facility.
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

     During the third quarter, the Company reached the decision that it was appropriate to reverse $9.9 million of the U.S. valuation allowance, which was $14.1 million at the end of the second quarter. The remaining U.S. valuation allowance of $4.2 million relates to the tax benefit of tax loss carryforwards in Spain (a branch of the U.S.). This change in judgment concerning the recoverability of deferred tax assets in the U.S. during future accounting periods comes as a result of several factors, including (i) the strength of new business and contracts signed during the third quarter, (ii) significant increases since the second quarter of 2005 in both current year and projected book income, and (iii) three years of cumulative book income in the U.S. As required by FAS 109, the valuation allowance was reversed into earnings during the quarter in which the change in judgment occurred. As of the end of the third quarter, the Company has a valuation allowance of $7.1 million related to foreign tax jurisdictions for a worldwide valuation allowance of $11.3 million.
     Also, during the third quarter the Company adopted a “Qualified Domestic Reinvestment Plan” under IRC Section 965, permitting the repatriation of foreign earnings as a cash dividend at significantly reduced U.S. tax rates. By adopting this plan, the Company repatriated approximately $38 million dollars of cash held offshore at a worldwide tax cost of $3.9 million.
(7) DERIVATIVES
     The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the Balance Sheet as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in Other Comprehensive Income. SFAS 133 requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative’s gains and losses to offset the related results of the hedged item and requires that a Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. Based on the criteria established by SFAS No. 133, all of the Company’s hedges consisting of foreign currency options, forward exchange, non-deliverable, forward and participating contracts, with the exception of hedges on inter-company notes, are deemed effective. While the Company expects that its derivative instruments will continue to meet the conditions for hedge accounting, if the hedges did not qualify as highly effective or if the Company did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. The Company does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities, as the counter parties are established, well-capitalized financial institutions.
     The Company’s subsidiaries in Argentina, Canada and the Philippines have their local currency as their functional currency. The functional currency is used to pay labor and other operating costs. However, these subsidiaries have customers contracts providing for payment in U.S. dollars for which the Company has contracted with several commercial banks, at no material costs, to acquire, under forward exchange, non-deliverable, forward and participating contracts as well as options, the functional currency at a fixed price in U.S. dollars to hedge its foreign currency risk. As of September 30, 2005 and December 31, 2004, the notional amount of those contracts is summarized as follows (in millions):

	Local		Date
	Currency	U.S. Dollar	contracts are
Local Currency	Amount	Amount	through
September 30, 2005:
Canadian Dollar	109.6	$87.3	January 2007
Argentine Peso	9.2	3.2	July 2006
Philippines Peso	250.0	4.5	July 2006
December 31, 2004:
Canadian Dollar	165.3	$129.4	December 2006
Argentinean Peso	2.8	0.9	May 2005
Philippines Peso	189.0	3.2	November 2005
     During the three months ended September 30, 2005 and 2004, the Company recorded gains of $1.1 million and $1.8 million, respectively, for settled derivative contracts, which are recorded in Revenue in the accompanying Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2005 and 2004, the Company recorded gains of $4.7 million and $4.3 million, respectively, for settled derivative contracts, which are recorded in Revenue in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2005 and December 31, 2004, the Company had derivative assets of $9.7 million and $9.8 million, respectively, associated with foreign exchange contracts consisting of the fair market value of forward, non-deliverable forward, participating forward and option contracts outstanding. Included in these derivative assets are premiums paid by the Company as part of obtaining the foreign exchange options. The cost of these premiums is recognized in earnings based on changes in their fair value because they are considered components of the overall fair value of the forward exchange contracts.
     The Company settles short-term inter-company receivable and payable balances monthly to mitigate the exposure caused by changes in foreign exchange rates. However, at times the Company is unable to complete the settlement prior to the end of the month. Accordingly, transaction gains and losses from fluctuations in exchange rates may occur. Additionally, certain foreign locations maintain U.S. bank accounts denominated in U.S. dollars, which are also subject to transaction gains and losses from fluctuations in exchange rates. Such transaction gains and losses are included in determining net income. For the three months ended September 30, 2005 and 2004, the Company recorded a transaction loss of $0.1 million and a transaction gain of $0.4 million, respectively, in Other Income (Expense) related to the inter-company receivables/payable balances generated from labor arbitrage activities. For the nine months ended September 30, 2005 and 2004, the Company recorded a transaction loss of $0.9 million and a transaction gain of $0.9 million, respectively, in Other Income (Expense) related to these activities.
(8) RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES
     During the nine months ended September 30, 2005, the Company recognized restructuring charges in the amount of $1.5 million related to reductions in force across all three segments and its decision to exercise an early lease termination option.
     During the nine months ended September 30, 2004, the Company recognized approximately $2.1 million of restructuring charges related to reductions in force (across all three segments), partially offset by reduction of an estimated lease liability.
     A rollforward of the activity in restructuring accruals is as follows:

	Closure	Reduction in
	of CMCs	Force	Total
	(in thousands)
Balances, December 31, 2003	$1,203	$1,256	$2,459
Expense	452	2,525	2,977
Payments	(987)	(2,692)	(3,679)
Reversal of unused balances	(69)	(856)	(925)

Balances, December 31, 2004	599	233	832
Expense	521	1,058	1,579
Payments	—	(687)	(687)
Reversal of unused balances	—	(99)	(99)

Balances, September 30, 2005	$1,120	$505	$1,625

     The restructuring accrual is included in Other Accrued Expenses in the accompanying Condensed Consolidated Balance Sheets.
     During the nine months ended September 30, 2005, the Company recognized impairment losses in the amount of $2.5 million related to its decision to close its Glasgow, Scotland facility.
(9) CONTINGENCIES
     Legal Proceedings. From time to time, the Company may be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, the Company accrues for the estimated probable loss for such claims or lawsuits as a liability. Management believes that the disposition or ultimate determination of all such claims or lawsuits will not have a material adverse effect on the Company.
     Guarantees. The Company’s credit facility is guaranteed by 100% of the Company’s domestic accounts receivable and a pledge of 65% of the capital stock of specified material foreign subsidiaries.
     Letters of credit. At September 30, 2005 outstanding letters of credit and other performance guarantees totaled approximately $17.8 million, which primarily guarantees workers’ compensation and other insurance related obligations, and facility leases.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. The projections and statements contained in these forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. All statements not based on historical fact are forward-looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, following are important factors that could cause TeleTech’s and its subsidiaries’ actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to the following: the Company’s belief that it’s continuing to see strong demand for its services; estimated revenue from new or expanded client business; the belief that the prospects for new business remain strong; achieving the Company’s expected profit improvement in its International operations; the ability to close and ramp new business opportunities that are currently being pursued with existing clients and potential clients; the ability for the Company to execute its growth plans, including sales of new products; to increase profitability via the globalization of its North American best operating practices; to achieve its year-end 2007 financial goals and targeted cost reductions; the possibility of the Company’s Database Marketing and Consulting segment not increasing revenue, lowering costs, achieving similar operating results to its third quarter 2005 results, or returning to historic levels of profitability thereafter; the possibility of lower revenue or price pressure from clients experiencing a downturn or merger in their business; greater than anticipated competition in the customer care market, causing adverse pricing and more stringent contractual terms; risks associated with losing or not renewing client relationships, particularly large client agreements, or early termination of a client agreement; the risk of losing clients due to consolidation in the industries we serve; consumers’ concerns or adverse publicity regarding the products of the Company’s clients; higher than anticipated start-up costs or lead times associated with new ventures or business in new markets; execution risks associated with performance-based pricing metrics in certain client agreements; the Company’s ability to find cost effective locations, obtain favorable lease terms, and build or retrofit facilities in a timely and economic manner; risks associated with business interruption due to weather or terrorist-related events; risks associated with attracting and retaining cost-effective labor at the Company’s customer management centers; the possibility of additional asset impairments and restructuring charges; risks associated with changes in foreign currency exchange rates; economic or political changes affecting the countries in which the Company operates; changes in accounting policies and practices promulgated by standard setting bodies; and, new legislation or government regulation that impacts the customer care industry.
EXECUTIVE OVERVIEW
     We serve our clients through two primary businesses: (i) Customer Management Services, which provides outsourced customer support and marketing services for a variety of industries via call centers (“customer management centers”, or “CMCs”) throughout the world; and (ii) Database Marketing and Consulting. We separate our Customer Management Services business into two segments consistent with our management of the business, which reflects our internal financial reporting structure and operating focus. North American Customer Care consists of customer management services provided to United States’ and Canadian clients while International Customer Care consists of clients in all other countries (see table below for classification of countries’ operations). Database Marketing and Consulting provides outsourced database management, direct marketing and related customer retention services for automobile dealerships and manufacturers. Segment accounting policies are the same as those used in the consolidated financial statements. See Note 2 to the Condensed Consolidated Financial Statements for additional discussion regarding preparation of segment information.

North American Customer Care	International Customer Care
Canada	Argentina
India	Australia
Philippines	Brazil
United States	Germany
Hong Kong
Ireland
Korea
Malaysia
Mexico
New Zealand
Scotland
Singapore
Spain
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
     The customer relationship management industry is highly competitive. Our ability to sell existing services or gain acceptance for new products is challenged by the competitive nature of the industry. There can be no assurance that we will be able to sell services to new clients, renew relationships with existing clients or gain client acceptance of our new products.
     We compete primarily with the in-house customer management operations of our current and potential clients. We also compete with companies that provide customer management services on an outsourced basis. In general, over the last several years, the global economy has had a negative impact on the customer care management market. More specifically, sales cycles have lengthened, competition has increased, and contract values have decreased. We believe that sales cycles have begun shortening; however, pricing pressures continue within our industry due to the rapid growth in competitors providing offshore labor capabilities.
     Occasionally when renewing contracts, clients request that all or a portion of the renewal work be located at international locations. These requests decrease our revenue as we charge less for international locations and, in the short-term, increase our costs as we incur expenses related to relocating the work. During the third quarter we incurred contract relocation costs of approximately $0.4 million and expect to incur a similar amount during the fourth quarter.
     We review our capacity quarterly and the demand for that capacity. In conjunction with these quarterly reviews, we may decide to consolidate or close under-performing CMCs, including those impacted by the loss of a major client program, in order to maintain or improve targeted utilization and margins. In the event that we close CMCs in the future, we may be required to record restructuring or impairment charges, which would adversely impact our results of operations. There can be no assurance that we will be able to achieve or maintain optimal CMC capacity utilization.
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
Database Marketing and Consulting
     Our Database Marketing and Consulting segment has contracts with more than 5,000 automobile dealers representing 27 different brand names. These contracts generally, many of which are governed by agreements with the automobile manufacturers, have terms ranging from 12 to 24 months. For the majority of our accounts, the automotive manufacturer collects from the individual automobile dealers on our behalf. Our average collection period is 30 days.
     A majority of revenue from this segment is generated utilizing a database and contact engine to promote the service business of automobile dealership customers using targeted marketing solutions through mail, the “web”, e-mail or phone. A combination of factors contributed to this segment operating at a loss of approximately $1.9 million during the third quarter. The primary factor is that our client attrition rate has exceeded our new account growth, resulting in a significant decrease in revenue from the prior year period. Secondly, in connection with our program with Ford (whose dealers represent approximately 64% of the revenue of our Database Marketing and Consulting segment), we agreed to absorb dealer subsidies in return for anticipated additional dealers and existing dealers increasing their utilization of our services. We have agreed with Ford to jointly devise a new program for 2006 and because of the preliminary nature of such matters, no assurances can be given that a new program will improve revenue or profitability or not cause the current trends to continue. Due to a delay in the launch of that program and less than expected dealer growth and utilization, these subsidies, which are recorded as a reduction of revenue, have resulted in the program profitability being less than anticipated. During the nine months ended September 30, 2005, although this segment reported an operating loss (as depreciation and amortization is 11% of revenue) this segment generated positive cash flow, and we expect it will generate positive cash flow during the remainder of 2005.

     We plan to focus on the following during 2005 and 2006:
•	reducing our customer attrition rate by improving customer services and increasing customer contact;

•	increasing revenue by expanding our offerings;

•	diversifying our customer base by establishing new, and leveraging existing, relationships with dealer groups and new automotive manufacturers;

•	continuing to drive cost reductions through a combination of reductions and relocations in force and increased operational effectiveness; and

•	acquiring business platforms for similar and related services.
     The clients of our Database Marketing and Consulting segment, as well as our joint venture with Ford, come primarily from the auto industry. That industry is currently reporting declining earnings, which may result in customer losses, lower volumes or place additional pricing pressures on our operations.
Overall
     As shown in the “Financial Comparison” on page 24, we believe that we have been successful in improving income from operations for our North American and International Customer Care segments. The increases for both the third quarter and the first nine months of 2005 (excluding the Database Marketing and Consulting segment results and other factors separately identified in that table) are attributable to a variety of factors such as our successfully performing under a short-term government program contract (which we currently expect to end prior to December 31, 2005), expansion of work on certain client programs, our multi-phased cost reduction plan, transitioning work on certain client programs to lower cost operating centers, and taking actions to improve individual client profit margins and/or eliminate unprofitable client programs.
     We implemented an $80 million profit improvement plan starting in August 2003, to address known changes in our business and, in particular, the decline in revenue and operating income due to the declining minimum commitments of one of our significant clients. We believe this plan, among other factors, enabled us to operation profitably during the past nine quarters. These improvements were achieved primarily through cost savings in the areas of CMC operations, telecommunications, professional fees, insurance and reduced interest expense associated with our debt restructuring plan. We recently announced our plan for an additional $20 million of future cost savings.
     As a result of these initiatives, our operational cash flow improved and, coupled with tax planning strategies providing for the repatriation of cash from international subsidiaries to the U.S., allowed us to repay all of our outstanding bank debt as of September 30, 2005. As such, we expect lower interest expense in future periods, except for any additional indebtedness to finance acquisitions or to fund our stock repurchase program.
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
     Revenue Recognition. We recognize revenue at the time services are performed. Our Customer Management Services business recognizes revenue under production rate, performance-based and hybrid models, which are:
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
     Hybrid — Under hybrid models we are paid a fixed fee or production element as well as a performance-based element.
     Certain client programs provide for adjustments to monthly billings based upon whether we meet or exceed certain performance criteria as set forth in the contract. Increases or decreases to monthly billings arising from such contract terms are reflected in revenue as incurred.
     Our Database Marketing and Consulting segment recognizes revenue when services are rendered. Most agreements require billings at predetermined monthly rates. Where the contractual billing periods do not coincide with the periods over which services are provided, the Company recognizes revenue straight-line over the life of the contract (typically six to twenty-four months).
     From time to time we make certain expenditures related to acquiring contracts (recorded as Contract Acquisition Costs) in the accompanying Condensed Consolidated Balance Sheets). Those expenditures are amortized each quarter in proportion to the revenue earned from the related contract to total expected revenue over the life of the contract and are recorded as a reduction to revenue.
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
     For the three month periods ended September 30, 2005 and 2004, and the nine month periods ended September 30, 2005 and 2004, one client represented 47.8%, 48.8%, 44.9% and 48.0% of the revenue in the Asia Pacific region, respectively. One of this client’s programs is up for renewal during 2005 and we anticipate that contract will be renewed. If we are not successful in obtaining a renewal with satisfactory terms, we could incur an impairment of goodwill and, potentially, certain long-lived assets. The goodwill reported in the accompanying Condensed Consolidated Balance Sheets for the Asia Pacific region is approximately $5.4 million as of September 30, 2005.
     Our Database Marketing and Consulting Segment has recently experienced operating losses. We have plans to improve the profitability of that segment that we believe will be implemented, in part, by the fourth quarter of 2005. We perform our annual goodwill impairment test during the fourth quarter and, accordingly, were our plans not to be effective, we could incur an impairment of goodwill. The goodwill reported in the accompanying Condensed Consolidated Balance Sheets for our Database Marketing and Consulting segment is approximately $13.4 million as of September 30, 2005.
Restructuring Liability. We routinely assess the profitability and utilization of our CMCs. In some cases, we have chosen to close under-performing CMCs and make reductions in force to enhance future profitability. We follow SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of upon commitment to a plan.

     A significant assumption used in determining the amount of the estimated liability for closing CMCs and other corporate facilities is the estimated liability for future lease payments on vacant centers, which we determine based on a third party broker’s assessment of our ability to successfully negotiate early termination agreements with landlords and/or our ability to sublease the premises. If our assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in our Condensed Consolidated Statements of Operations.
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
     For CMCs selected for further review, we estimate the probability-weighted future cash flows from operating the CMC over its useful life. Significant judgment is involved in projecting future capacity utilization, pricing of services, labor costs and the estimated useful life of the center. Additionally, we do not subject CMCs that have been operated for less than two years or those centers that have been impaired within the past two years (the “Two Year Rule”) to the same test because we believe sufficient time is necessary to establish a market presence and build a customer base for such new or modified centers in order to adequately assess recoverability. However, such CMCs are nonetheless evaluated in case other factors would indicate an impairment in value had occurred. For impaired CMCs, we write the assets down to their estimated fair market value. If the assumptions used in performing the impairment test prove insufficient, the estimated fair value of the CMCs may be significantly lower, thereby causing the carrying value to exceed fair value and indicating an impairment had occurred.
     A sensitivity analysis of the impairment evaluation assuming that the future results were 10% less than the current operating performance for these CMC’s indicated that an impairment of approximately $10.7 million would arise as shown in the table below. However, for the CMC’s tested, the current probability-weighted projection scenarios indicated that an impairment had not occurred as of September 30, 2005.
     The following table summarizes the sensitivity analysis performed at September 30, 2005 (dollars in thousands):

	Net		Additional
	Book	Number	Impairment Under
	Value	Of CMCs	Sensitivity Test
Tested based on Two Year Rule
Positive cash flow in period	$50,494	52	$—
Negative cash flow in period	3,499	6	3,499

	53,993	58	3,499

Not tested based on Two Year Rule
Positive cash flow in period	3,165	4	129
Negative cash flow in period	7,747	4	7,092

	10,912	8	7,221

Total
Positive cash flow in period	53,659	56	129
Negative cash flow in period	11,246	10	10,591

	$64,905	66	$10,720

     Of the 7 CMCs not tested based on the Two Year Rule, one becomes eligible for testing during the remainder fiscal 2005. That center is currently experiencing negative cash flows. However, we have recently put a new program into the CMC that increases utilization to 100% and, we believe, will allow us to recover the carrying value. The amount of impairment under the sensitivity test (included in the table above) for that CMC is $1.4 million.
     The CMCs experiencing negative cash flow includes Korea and United Kingdom, which are international markets we are focused on improving. In the event we are unable to improve operations, resulting in improved earnings and cash flow, we may be required to record future impairment losses of approximately $2.6 million and $0.7 million for Korea and United Kingdom, respectively, excluding charges related to exit or disposal activities, if any.
     We also assess the realizable value of capitalized software on a quarterly basis, based upon current estimates of future cash flows from services utilizing the software (principally utilized by our Database Marketing and Consulting segment).

Contingencies. We have established an allowance for doubtful accounts to provide for uncollectible accounts receivable. Each quarter, management reviews the receivables on an account-by-account basis and assigns a probability of collection. Management judgment is used in assessing the probability of collection. Factors considered in making this judgment are the age of the identified receivable, client’s financial condition, previous client history and any recent communications with the client.
     We record a liability for pending litigation and claims that are probable and reasonably estimable. Each quarter, management reviews these matters on a case-by-case basis and assigns probability of loss based upon the assessment of in-house counsel and outside counsel.
Explanation of Key Metrics and Other Items
Costs of services. “Costs of services” principally include costs incurred in connection with our customer management operations and database marketing services, including direct labor, telecommunications, printing, postage and certain fixed costs associated with CMCs.
Selling, general and administrative expenses. “Selling, general and administrative expenses” primarily include employee-related costs associated with administrative services such as sales, marketing, product development, regional legal settlements, legal, information systems, accounting and finance. It also includes outside professional fees (i.e. legal and accounting services) and building maintenance expense for non-CMC facilities and other items associated with administration.
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
Other expenses. The main components of “Other expenses” are non-recurring, de minimis expenditures not directly related to our operating activities, such as corporate legal settlements and foreign exchange transaction losses.
Other income. The main components of “Other income” are miscellaneous receipts not directly related to our operating activities, such as recognized grant income, foreign exchange transaction gains and corporate legal settlements.
Free cash flow. We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment,” as shown in our Consolidated Statements of Cash Flows.
Quarterly average daily revenue. We define quarterly average daily revenue as Revenue for the fiscal quarter divided by calendar days during the fiscal quarter.
Days sales outstanding. We define days sales outstanding (“DSO”) as Accounts Receivable divided by quarterly average daily revenue.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Amounts in thousands)
Free cash flow	$7,376	$37,312	$29,118	$33,748
Add back:
Purchases of property and equipment	10,043	5,808	23,614	26,151

Net cash flows from operating activities	$17,419	$43,120	$52,732	$59,899

RESULTS OF OPERATIONS
Operating Review
     The following tables are presented to facilitate Management’s Discussion and Analysis (dollars in thousands):

	Three Months Ended September 30,
		% of		% of
	2005	Revenue	2004	Revenue	$ Change	% Change
Revenue:
North American Customer Care	$170,930	62.3%	$157,387	60.9%	$13,543	8.6%
International Customer Care	82,596	30.1%	76,625	29.7%	5,971	7.8%
Database Marketing and Consulting	20,733	7.6%	24,335	9.5%	(3,602)	-14.8%

	$274,259	100.0%	$258,347	100.0%	$15,912	6.2%
Costs of Services:
North American Customer Care	$127,416	74.5%	$116,716	74.2%	$10,700	9.2%
International Customer Care	63,695	77.1%	61,254	79.9%	2,441	4.0%
Database Marketing and Consulting	11,381	54.9%	10,838	44.5%	543	5.0%

	$202,492	73.8%	$188,808	73.1%	$13,684	7.2%
Selling, General and Administrative:
North American Customer Care	$21,002	12.3%	$19,048	12.1%	$1,954	10.3%
International Customer Care	16,579	20.1%	14,026	18.3%	2,553	18.2%
Database Marketing and Consulting	9,061	43.7%	9,998	41.1%	(937)	-9.4%

	$46,642	17.0%	$43,072	16.7%	$3,570	8.3%
Depreciation and Amortization:
North American Customer Care	$6,310	3.7%	$7,819	5.0%	$(1,509)	-19.3%
International Customer Care	4,193	5.1%	4,126	5.4%	67	1.6%
Database Marketing and Consulting	2,156	10.4%	2,359	9.7%	(203)	-8.6%

	$12,659	4.6%	$14,304	5.6%	$(1,645)	-11.5%
Restructuring Charges, net:
North American Customer Care	$548	0.3%	$(192)	-0.1%	$740	-385.4%
International Customer Care	—	0.0%	117	0.2%	(117)	-100.0%
Database Marketing and Consulting	(11)	-0.1%	21	0.1%	(32)	-152.4%

	$537	0.2%	$(54)	0.0%	$591	-1,094.4%
Income (Loss) from Operations:
North American Customer Care	$15,654	9.2%	$13,996	8.9%	$1,658	11.8%
International Customer Care	(1,871)	-2.3%	(2,898)	-3.8%	1,027	35.4%
Database Marketing and Consulting	(1,854)	-8.9%	1,119	4.6%	(2,973)	-265.7%

	$11,929	4.3%	$12,217	4.7%	$(288)	-2.4%

Other Income (Expense):	$524	0.2%	$(3100)	-1.2%	$3,624	116.9%
Provision for Income Taxes:	$432	0.2%	$(1,372)	-0.5%	$1,804	-131.5%

	Nine Months Ended September 30,
		% of		% of
	2005	Revenue	2004	Revenue	$ Change	% Change
Revenue:
North American Customer Care	$474,852	60.7%	$481,321	60.8%	$(6,469)	-1.3%
International Customer Care	244,157	31.2%	236,233	29.8%	7,924	3.4%
Database Marketing and Consulting	63,509	8.1%	74,322	9.4%	(10,813)	-14.5%

	$782,518	100.0%	$791,876	100.0%	$(9,358)	-1.2%
Costs of Services:
North American Customer Care	$352,360	74.2%	$362,155	75.2%	$(9,795)	-2.7%
International Customer Care	194,415	79.6%	192,642	81.5%	1,773	0.9%
Database Marketing and Consulting	33,888	53.4%	32,416	43.6%	1,472	4.5%

	$580,663	74.2%	$587,213	74.2%	$(6,550)	-1.1%
Selling, General and Administrative:
North American Customer Care	$60,064	12.6%	$52,357	10.9%	$7,707	14.7%
International Customer Care	46,511	19.0%	42,020	17.8%	4,941	10.7%
Database Marketing and Consulting	30,153	47.5%	27,838	37.5%	2,315	8.3%

	$136,728	17.5%	$122,215	15.4%	$14,513	11.9%
Depreciation and Amortization:
North American Customer Care	$20,582	4.3%	$24,330	5.1%	$(3,748)	-15.4%
International Customer Care	12,797	5.2%	12,880	5.5%	(83)	-0.6%
Database Marketing and Consulting	7,271	11.4%	7,282	9.8%	(11)	-0.2%

	$40,650	5.2%	$44,492	5.6%	$(3,842)	-8.6%
Restructuring Charges, net:
North American Customer Care	$1,094	0.2%	$673	0.1%	$(100)	14.9%
International Customer Care	85	0.0%	849	0.4%	(764)	-90.0%
Database Marketing and Consulting	301	0.5%	588	0.8%	(287)	-48.8%

	$1,480	0.2%	$2,110	0.3%	$(1,151)	-54.5%
Impairment Losses:
North American Customer Care	$—	0.0%	$—	0.0%	$—	0.0%
International Customer Care	2,537	1.0%	2,641	1.1%	(104)	0.0%
Database Marketing and Consulting	—	0.0%	—	0.0%	—	0.0%

	$2,537	0.3%	$2,641	0.3%	$(104)	-3.9%
Income (Loss) from Operations:
North American Customer Care	$40,752	8.6%	$41,806	8.7%	$(1,054)	-2.5%
International Customer Care	(12,188)	-5.0%	(14,799)	-6.3%	2,611	17.6%
Database Marketing and Consulting	(8,104)	-12.8%	6,198	8.3%	(14,302)	-230.8%

	$20,460	2.6%	$33,205	4.2%	$(12,745)	-38.4%

Other Income (Expense):	$1,530	0.2%	$(14,348)	-1.8%	$15,878	110.7%
Provision for Income Taxes:	$3,204	0.4%	$4,825	0.6%	$(1,621)	-33.6%

Financial Comparison
     The following table is a condensed presentation of the components of the change in net income between the three and nine month periods ended September 30, 2005 and 2004 and is designed to facilitate the discussion of results of operations in this Form 10-Q (all amounts are in thousands):

	Three Months	Nine Months Ended
	Ended September 30	September 30
Current period (2005) reported net income	$11,620	$18,073
Prior period (2004) reported net income	10,557	14,348

Difference	$1,063	$3,725

Explanation:
Net increase (decrease) to income from operations excluding items separately identified below:	$8,255	$9,499
Impact of declining minimum commitments	(2,406)	(8,531)
Change in litigation and claims accruals	(2,885)	(2,885)
Change in workers’ compensation reserves	—	2,000
Change in impairment losses	(521)	(417)
Change in restructuring charges, net	(70)	1,151
Database Marketing and Consulting segment:
Change in use tax accruals	—	(1,944)
Change in operating results	(2,847)	(12,358)
Decrease in interest expense	2,039	6,335
Decrease in interest income	(1,382)	(833)
Change in foreign currency transaction losses	(477)	(1,785)
Decrease in debt restructuring charges	2,756	10,402
Gain on litigation settlement	—	1,043
Tax provision for repatriation of foreign earnings	(3,935)	(3,935)
Reduction of U.S. deferred tax valuation allowance	9,921	10,294
Increase in taxes	(7,790)	(4,738)
Other	405	427

Total	$1,063	$3,725

Workstation Utilization
     The table below presents workstation data for multi-client centers as of September 30, 2005 and December 31, 2004. Dedicated and Managed Centers (10,566 workstations) are excluded from the workstation data as unused seats in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations.

	September 30, 2005			December 31, 2004
	Total			Total
	Production	In	% in	Production	In	% in
	Workstations	Use	Use	Workstations	Use	Use
North American Customer Care Segment	8,350	6,752	81%	6,180	3,634	59%
International Customer Care Segment	8,782	5,419	62%	8,432	5,380	64%

Combined	17,132	12,171	71%	14,612	9,014	62%

     The increase in the utilization percentage shown above is attributable to the opening of three new centers that are at or near full capacity. An objective of our business plan is to increase sales to absorb capacity in existing global CMCs.

Three-Month Period Ended September 30, 2005 Compared to September 30, 2004
Revenue. The increase in North American Customer Care revenue between periods was driven primarily by the ramp up of a short-term government program. Revenue also increased as a result of net expansion of existing client programs, offset by declining minimum commitments.
     Revenue in the International Customer Care segment increased due to strong growth in Latin America and changes in foreign currency exchange rates, offset by the loss of client programs in the UK.
     Database Marketing and Consulting revenue decreased due to a net decrease in the customer base.
Cost of Services. Costs of services, as a percentage of revenue, in North American Customer Care increased modestly due to the ramp up of new programs. In absolute dollars, costs of services increased as a result of the implementation of new programs, partially offset by implementation of our plan to reduce costs and increase client profitability.
     Costs of services, as a percentage of revenue, in International Customer Care decreased as compared to the prior year in response to our continuing efforts to terminate unprofitable client contracts, renegotiate unfavorable contract terms and increases related to new business in Latin America.
     Costs of services as a percentage of revenue for Database Marketing and Consulting have increased from the prior year, primarily due to reduced revenue in this segment without a corresponding decrease in costs.
Selling, General and Administrative. The increase in selling, general and administrative expenses, both as a percentage of revenue and in absolute dollars, for North American Customer Care increased for costs related to new product development, software maintenance and an increase in salaries and related benefits resulting from headcount additions for internal support functions.
     Selling, general and administrative expenses for International Customer Care increased in both absolute dollars and as a percentage of revenue due to a regional litigation judgment, increased salaries and related benefits resulting from headcount additions in Spain and the Asia Pacific region, offset by our efforts to reduce other costs.
     The decrease in selling, general and administrative expenses, in absolute dollars, for Database Consulting and Marketing was primarily due to our efforts to reduce costs and increase profitability, while selling, general and administrative expense as a percentage of revenue increased due to the decrease in revenue.
Depreciation and Amortization. In absolute dollars, depreciation expense in North American Customer Care decreased between periods due to a decrease in depreciation primarily from the closure of certain facilities. Depreciation expense in both International Customer Care and Database Marketing and Consulting remained relatively unchanged, in absolute dollars, as compared to the prior year.
Restructuring Charges and Impairment Losses. During the three months ended September 30, 2005, we recognized approximately $0.5 million of impairment losses related to our early exit of a lease.
Other Income (Expense). During the three months ended September 30, 2005, interest expense decreased by $2.0 million due to significantly lower borrowings as compared to the prior year. Interest income decreased by $1.4 million due to less cash investment balances during the quarter.
     During the three months ended September 30, 2004, we incurred $2.8 million of debt restructuring charges related to a termination of an interest rate swap agreement.
Income Taxes. The effective tax rate for the three months ended September 30, 2005 was 3.5%. Our effective tax rate affected by many factors, most notably the reversal of the U.S. valuation allowance and the Qualified Domestic Reinvestment Plan, as illustrated below:

	Three Months Ended
	September 30, 2005			September 30, 2004
			Effective Tax	Pretax		Effective Tax
	Pretax Income	Income Taxes	Rate	Income	Income Taxes	Rate
Operating results in the U.S. and established international locations	$13,863	$6,418	46.3%	$11,544	$3,549	30.7%
Developing international markets	(1,410)	—	0.0%	(2,427)	—	0.0%
Benefit from tax planning strategies	—	—	0.0%	—	(4,921)	0.0%
Reversal of U.S. valuation allowance	—	(9,921)	0.0%	—	—	0.0%
Dividend repatriation	—	3,935	0.0%	—	—	0.0%

Total for period	$12,453	$432	3.5%	$9,117	$(1,372)	-15.0%

Nine-Month Period Ended September 30, 2005 Compared to September 30, 2004
Revenue. The decrease in North American Customer Care revenue between periods was driven primarily by declining minimum commitments and the loss of client programs, partially offset by a new short-term government program and net expansion of existing client programs.
     Revenue in the International Customer Care segment increased due to strong growth in Latin America and changes in foreign currency exchange rates, offset by the loss of client programs, primarily in the UK.
     Database Marketing and Consulting revenue decreased primarily due to a net decrease in the customer base.
Cost of Services. Costs of services, as a percentage of revenue, in North American Customer Care decreased due to the successful implementation of our plan to reduce costs and increase client profitability and the partial reversal of workers’ compensation insurance reserves, partially offset by increased costs related to new programs.
     Costs of services, as a percentage of revenue, in International Customer Care decreased as compared to the prior year due to our efforts to terminate unprofitable client contracts, renegotiate unfavorable contract terms and increases related to new business in Latin America.
     Costs of services as a percentage of revenue for Database Marketing and Consulting have increased from the prior year, primarily due to reduced revenue in this segment without a corresponding decrease in costs. Costs increased as a result of transitioning call center work to a lower cost location.
Selling, General and Administrative. The increase in selling, general and administrative expenses, as a percentage of revenue, for North American Customer Care is due to a decrease in revenue between periods and an increase in sales and marketing expenses. In absolute dollars, selling, general and administrative expenses increased from the prior year due to costs related to new product development, software maintenance and increases in salaries and related benefits resulting from headcount additions and relocation costs.
     Selling, general and administrative expenses for International Customer Care increased, both in absolute dollars and as a percentage of revenue. These expenses increased as a result of changes in foreign currency exchange rates, a regional litigation settlement, and increased salaries and related benefits resulting from headcount additions, offset by our efforts to reduce other costs.
     The increase in selling, general and administrative expenses, as a percentage of revenue and in absolute dollars, for Database Marketing and Consulting was primarily due to the prior year’s reversal of a $1.9 million accrued liability for sales and use taxes and increased selling, general and administrative expenses due to certain back-office inefficiencies.
Depreciation and Amortization. In absolute dollars, depreciation expense in North American Customer Care decreased between periods due to decreased depreciation following the closure of certain facilities. Depreciation expense in International Customer Care remained relatively unchanged. In absolute dollars, depreciation and amortization expense in Database Marketing and Consulting remained relatively unchanged but increased as a percentage of revenue due to the decrease in revenue discussed above.
Restructuring and Impairment Charges. During the nine months ended September 30, 2005, our International Customer Care segment recognized an impairment loss of approximately $2.5 million related to our decision to exercise an early lease termination option for our Glasgow, Scotland CMC. During the same period, our North American Customer Care segment recorded an impairment loss of $0.5 million related to our decision to exit a lease early.

     During the nine months ended September 30, 2004, we recognized an impairment loss of approximately $2.6 million related to our determination that our CMC in Glasgow, Scotland would not generate sufficient undiscounted cash flows to recover the net book value of its assets.
     During the nine months ended September 30, 2005, our North America Customer Care, International Customer Care and Database Marketing and Consulting segments recorded restructuring charges in the amount of $0.6 million, $0.1 million and $0.3 million for employee termination benefits.
     During the nine months ended September 30, 2004, our North America Customer Care, International Customer Care and Database Marketing and Consulting segments recorded restructuring charges in the amount of $0.7 million, $0.8 million and $0.6 million for employee termination benefits.
Other Income (Expense). During the nine months ended September 30, 2005, interest expense decreased by $6.3 million due to significantly lower borrowings as compared to the prior year and interest income decreased by $0.8 million due to decreased cash invested during the quarter. Other Income (Expense), net decreased due to losses on foreign currency transactions, partially offset by a gain on litigation settlement of $1.0 million.
     During the nine months ended September 30, 2004, we incurred $10.4 million of debt restructuring charges related to prepayment of our senior notes and the non-cash write-off of deferred costs related to our former revolving credit line and senior notes.
Income taxes. The effective tax rate for the nine months ended September 30, 2005 was 14.6%. As discussed previously, the reversal of the U.S. valuation allowance and the implementation of a qualified dividend repatriation plan in the third quarter had a significant impact on our effective tax rate, as shown below:

	Nine Months Ended
	September 30, 2005			September 30, 2004
			Effective Tax	Pretax		Effective Tax
	Pretax Income	Income Taxes	Rate	Income	Income Taxes	Rate
Operating results in the U.S. and established international locations	$26,197	$9,188	35.1%	$24,537	$9,681	39.4%
Developing international markets	(4,207)	2	0.0%	(5,680)	65	0.0%
Benefit from tax planning strategies	—	—	0.0%	—	(4,921)	0.0
Reversal of U.S. valuation allowance	—	(9,921)	0.0%	—	—	0.0
Dividend repatriation	—	3,935	0.0%	—	—	0.0%

Total for period	$21,990	$3,204	14.6%	$18,857	$4,825	25.6%

     For succeeding quarters, the Company expects our effective tax rate will be approximately 40%. Factors that may influence our effective tax rate include (i) the amount and placement of new business into tax jurisdictions with valuation allowances and without valuation allowances and (ii) the impact of tax refunds, if any, that we might realize from various tax planning strategies we are pursuing.
Liquidity and Capital Resources
     Our primary source of liquidity during the three and nine month periods ended September 30, 2005 was cash generated from operating activities. We expect that our future working capital, capital expenditure and debt service requirements will be satisfied primarily from existing cash balances and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent upon, among other things, our ability to sell new business and manage our operating costs efficiently.
     The amount of capital required during 2005 will also depend on our levels of investment in infrastructure necessary to maintain, upgrade or replace existing assets. We currently expect that 2005’s capital expenditures will be approximately $30.0 million.
     Our capital expenditures will vary depending on development or retrofit of new or existing CMCs. Our working capital and capital expenditure requirements could increase materially in the event of acquisitions or joint ventures, among other factors. Those circumstances could require that we raise additional financing in the future.
     The following discussion highlights our cash flow activities and free cash flow during the three and nine months ended September 30, 2005.

Cash and cash equivalents. We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. Our cash and cash equivalents totaled $55.5 million as of September 30, 2005, as compared to $75.1 million as of December 31, 2004.
Cash flows from operating activities. We reinvest the cash flow from operating activities in our business or in repurchases of our stock. For the nine months ended September 30, 2005 and 2004, we reported net cash flows provided by operating activities of $51.2 million and $59.9 million, respectively. The decrease from 2004 to 2005 of approximately $8.7 million resulted from changes in working capital accounts, primarily due to increased accounts receivable. The increase in accounts receivable resulted from reduced factoring in Spain, ramp up of the short-term government program discussed previously, as well as billings related to increased volumes in certain client programs.
Cash flows from investing activities. We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the nine months ended September 30, 2005 and 2004, we reported net cash flows used in investing activities of $29.2 million and $28.9 million, respectively. The increase from 2004 to 2005 of approximately $0.3 million primarily resulted from increased capitalized software costs.
Cash flows from financing activities. For the nine months ended September 30, 2005 and 2004, we reported net cash flows used in financing activities of $42.0 million and $117.3 million, respectively. The decrease from 2004 to 2005 of approximately $75.3 million principally resulted from the prior year reflecting the prepayment of senior notes, partially offset by our stock repurchase program.
Free cash flow. Free cash flow was $7.4 million and $37.3 million for the three months ended September 30, 2005 and 2004, respectively, and $29.1 million and $33.7 million for the nine months ended September 30, 2005 and 2004, respectively (see Presentation of Non-GAAP Measurements). The decrease from 2004 to 2005 during the three months ended September 30, 2005, of approximately $29.9 million primarily resulted from increased accounts receivable balances, tax expense and capital expenditures. The decrease from 2004 to 2005 during the nine months ended September 30, 2005, of approximately $7.2 million primarily resulted from the ramp of the short-term government program discussed above.
Obligations and Future Capital Requirements
     Future maturities of our outstanding debt and contractual obligations are summarized as follows:

Contractual	Less than			More than
Obligations	1 year	2-3 years	4-5 years	5 years	Total
Long-term debt(1)	$53	$1,304	$—	$—	$1,357
Capital lease obligations(1)	139	1,057	—	—	1,196
Grant advances(1)	—	—	—	6,880	6,880
Purchase obligations(2)	22,447	24,068	2,697	—	49,212
Operating lease commitments(2)	21,846	34,816	24,632	57,232	138,526

Total	$44,485	$61,245	$27,329	$64,112	$197,171

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

     We expect total capital expenditures in 2005 the opening and/or expansion of CMCs, internal technology projects, and maintenance capital for existing CMCs to be approximately $30.0 million., Such expenditures are to be financed with operating cash flows, existing cash balances and, to the extent necessary, cash flows from financing activities.
Debt Instruments and Related Covenants
     We discuss debt instruments and related covenants on Note 5 to Condensed Consolidated Financial Statements.
CLIENT CONCENTRATIONS
     Our five largest clients accounted for 47.3% and 49.9% of our revenue for the three months ended September 30, 2005 and 2004, respectively, and 49.0% and 51.4% of our revenue for the nine months ended September 30, 2005 and 2004, respectively. In addition, these five clients accounted for a greater proportional share of our consolidated earnings. The profitability of services provided to these clients varies greatly based upon the specific contract terms with any particular client. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis. The risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. The contracts with these clients expire between 2007 and 2010. Additionally, a particular client can have multiple contracts with different expiration dates. We have historically renewed most of our contracts with our largest customers. However, there can be no assurance we will be able to renew future contracts or that renewed contracts will be on terms as favorable as the existing contracts.
RECENT ACCOUNTING PRONOUNCEMENTS
We discuss the potential impact of recent accounting pronouncements in Note 1 to Condensed Consolidated Financial Statements.

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FOR THE PERIOD ENDED JUNE 30, 2005
     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in interest rates and foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to our normal operating and funding activities. As of September 30, 2005, we have entered into forward financial instruments to manage and reduce the impact of changes in the U.S./Canadian dollar exchange rates with several financial institutions to mitigate a portion of our foreign currency risk.
Interest Rate Risk
     The interest on our Credit Facility is variable based upon the Prime Rate and, therefore, affected by changes in market interest rates. At September 30, 2005, there was no outstanding balance under the Credit Facility. If the Prime Rate increased 100 basis points, there would be no impact to us.
Foreign Currency Risk
     We have wholly-owned subsidiaries conducting business in Argentina, Australia, Brazil, Canada, China, Germany, India, Korea, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore, and Spain. Revenue and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in the exchange rate may positively or negatively impact our revenue and net income attributable to these subsidiaries. For the three months ended September 30, 2005 and 2004, revenue from non-U.S. countries represented 42.9% and 41.9% of consolidated revenue, respectively. For the nine months ended September 30, 2005 and 2004, revenue from non-U.S. countries represented 43.4% and 40.8% of consolidated revenue, respectively.
     We have contracted with several commercial banks to acquire a total of $109.6 million Canadian dollars through January, 2007, at a fixed price in U.S. dollars of $87.3 million. We have derivative assets of $9.7 million associated with foreign exchange contracts. If the U.S./Canadian dollar exchange rate were to increase 10% from period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding losses or gains in the underlying exposures.
     A business strategy for our North American Customer Care segment is to provide service to U.S. based customers from Canadian customer management centers in order to leverage the U.S./Canadian dollar exchange rates. During the three months ended September 30, 2005, the Canadian dollar strengthened against the U.S. dollar by 4.4%. As a result, our costs (which are denominated in Canadian dollars) are increasing for the unhedged portion.
     While our hedging strategy can protect us from changes in the U.S./Canadian dollar exchange rates in the short-term for the majority of its risk, an overall strengthening of the Canadian dollar may adversely impact margins in the North American Customer Care segment over the long-term.
     Other than the transactions hedged as discussed above, the majority of the transactions of our U.S. and foreign operations are denominated in the respective local currency while some transactions are denominated in other currencies. For example, the inter-company transactions that are expected to be settled are denominated in the local currency of the billing company. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. At the end of each month, foreign currency gains or losses resulting from the settlement of such transactions are recorded as an adjustment to income. We do not currently engage in hedging activities related to these types of foreign currency risks we intend to settle them on a timely basis where possible (see Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements).
Fair Value of Debt and Equity Securities
     We did not have any material investments in debt or equity securities at September 30, 2005.

Item 4.
CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2005, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2005, our disclosure controls and procedures were effective.
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
Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
				Dollar Value of
				Shares that May
			Total Number of	Yet Be
			Shares Purchased	Purchased
	Total Number of	Average Price	as Part of Publicly	Under the Plans
	Shares	Paid per Share	Announced Plans	or Programs
Period	Purchased	(or Unit)	or Programs	(000s)
July 1, 2005 — July 31, 2005	193,200	$8.04	193,200	$11,070
August 1, 2005 — August 31, 2005	585,600	8.19	585,600	6,274
September 1, 2005 — September 30, 2005	860,800	9.33	860,800	38,246

Total	1,639,600	8.77	1,639,600

     On February 19, 2002, we announced a share repurchase program, authorized by the Board of Directors (“Board”), to repurchase up to $5 million of our common stock. That plan was amended by the Board during August, 2002, March, 2003 and December, 2004, resulting in the authorized purchase amount increasing to $75 million and the authorized share price increasing to $15.00. Through September 30, 2005, under this program, we have purchased 9,599,644 shares, through open market transactions, at a total cost of $74,999,997. We have completed this repurchase program.
     On September 8, 2005, the Board authorized a share repurchase program to repurchase up to $40 million of our common stock at a share price of up to $15.00. Through September 30, 2005, we have purchased 179,674 shares under this program, through open market transactions, at a total cost of $1,753,921. There is no expiration date for this program.

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

TELETECH HOLDINGS, INC.

(Registrant)

Date: November 2, 2005	By: /s/ KENNETH D. TUCHMAN

Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: November 2, 2005	By: /s/ DENNIS J. LACEY

Dennis J. Lacey
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)