Form 10-K
period 2005-12-31
TELETECH HOLDINGS INC
filed 2006-02-21
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, $0.01 par value per share
(Title of Class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, there were 72,210,571 shares of the registrant’s common stock outstanding. The aggregate market value of the registrant’s voting and non-voting common stock that was held by non-affiliates on such date was $276,251,349 based on the closing sale price of the registrant’s common stock on such date as reported on the NASDAQ National Market.

As of February 14, 2006, there were 69,043,935 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of TeleTech Holdings, Inc.’s definitive proxy statement for its annual meeting of stockholders to be held on May 25, 2006, are incorporated by reference into Part III of this Form 10-K, as indicated.

PART I

This Form 10-K and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations and projections. Statements that are not historical facts, including statements about the beliefs and expectations of TeleTech Holdings, Inc., are forward-looking statements. These statements discuss potential risks and uncertainties, and, therefore, actual results may differ materially. We have set forth, in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, a detailed discussion of risks and uncertainties relating to our business. We caution investors not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events, or otherwise, except as required by law.

In various places throughout this Form 10-K we use certain non-GAAP financial measures when describing our performance. We believe such non-GAAP financial measures are informative to the users of our financial information. We discuss non-GAAP financial measures in Item 7 of this Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Presentation of Non-GAAP Measurements.”

Item 1.	Business.

History of Business

We (“TeleTech,” “Management,” or the “Company”) are a provider of outsourced customer management services on a global basis. Our company was organized as a Delaware corporation on December 22, 1994 to continue the operations of its predecessor. We completed an initial public offering (“IPO”) in 1996. Since the IPO, we have grown from nine customer management centers (“CMCs” or “Centers”) in four countries to 75 CMCs in 16 countries. Our two primary businesses are Customer Management Services and Database Marketing and Consulting. Our Customer Management Services business provides outsourced customer support and marketing services for a variety of industries via CMCs throughout the world (“Customer Care”), while our Database Marketing and Consulting business provides outsourced database management, direct marketing, and related customer acquisition and retention services for automotive dealerships and manufacturers operating in North America.

Our principal executive offices are located at 9197 South Peoria Street, Englewood, Colorado 80112, and the telephone number at that address is (303) 397-8100. Electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and current Reports on Form 8-K are available free of charge by visiting the “Investors” section of our Web site at www.teletech.com. These reports are posted as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). In addition, we will provide electronic or paper copies of our SEC filings, free of charge, upon request.

We grew in revenue and profitability from the Company’s founding through 2000, primarily driven by increases in large, global client contracts. Although revenue growth continued from 2000 to 2002, we began to experience operating losses beginning in 2001, which continued through 2003. Those losses were the result of the following factors, among others:

•	Sales cycles increasing as a result of a global economic downturn;

•	Certain client contracts terminating or being scaled back resulting in excess CMC capacity;

•	Pricing and contract terms experiencing pressure as a result of the maturation of the customer management industry;

•	International operations experiencing difficulties, including an unsuccessful acquisition in Spain during 2000, excess capacity in the United Kingdom, and excess capacity coupled with certain unprofitable client programs in Latin America;

•	Decreased profitability of a large North American client program prior to transitioning the work to lower cost locations; and

•	Charges related to workforce reductions, asset impairments, and the closure of certain CMCs.

To address these circumstances, in mid-2003 we developed a business plan with the objective of returning operations to profitability. Under that plan, we have taken the following actions, among others, over the last two years:

•	Appointed new operations and sales management teams;

•	Invested in our sales and account management teams;

•	Established product and sales teams to focus on the development of new products and services;

•	Expanded our lower cost, English-speaking services in Argentina, Canada, India, Mexico, and the Philippines;

•	Transitioned certain client programs to lower cost locations to improve profitability;

•	Terminated client contracts that we determined could not be reasonably returned to our desired level of profitability;

•	Implemented a plan to improve workforce utilization and operational efficiencies; and

•	Reduced our global operating costs, including reducing our global workforce and general and administrative expenses.

The results of implementing those measures have been:

•	Eight consecutive quarters of profitability; and

•	A reduction in our total outstanding indebtedness of $95 million since December 31, 2003.

Description of Business

We operate two distinct businesses — Customer Management Services and Database Marketing and Consulting. We further classify our Customer Management Services into North American Customer Care (providing customer management services to clients based in the United States (“U.S.”)) and International Customer Care (consisting of clients in all other countries), resulting in three segments, which reflect our management of the Company, our internal financial reporting, and our operating focus.

Financial information about our segments and geographic locations can be found in Note 2 to the Consolidated Financial Statements.

Customer Management Services

Our Customer Management Services business manages customer interactions on behalf of our clients via multi-channel CMCs throughout the world, using telephone, e-mail, integrated voice response, and Web-based services. Approximately 95% of our Customer Management Services revenue comes from inbound customer interactions, and, therefore, the restrictions under the Do Not Call registry do not have a material impact on our business.

Our Customer Management Services business includes:

•	Customer Acquisition Services: We provide new account services including processing and fulfilling pre-sale information requests, verifying sales, activating services, and directing customers to product or service sources.

•	Customer Provisioning Services: We manage front and back-office processes from order to installation.

•	Customer Support Services: We manage customer support interactions ranging from basic services such as billing support and account maintenance, to complex transactions such as insurance claims processing, technical support, and help-desk support.

•	Customer Development Services: We assist our clients with identifying high-value customers and seek to increase clients’ sales through up-selling and cross-selling their products and/or services.

•	Customer Retention Programs: We work in conjunction with clients to develop targeted customer satisfaction and loyalty programs to help manage customer attrition and/or turnover.

•	Other Customer-Related Programs: We assist our clients with account collections, collecting market research from customers, and performing outbound-call campaigns.

Many clients request a combination of the above services. Additionally, we work to develop new products and services to meet client needs, which we refer to as “solutions.”

We offer clients an alternative to using in-house resources to manage customer relationships. Clients utilize our customer management experience, infrastructure, technology, and resources to increase their customer’s satisfaction. Our core competencies include:

•	Infrastructure deployment, including the development of data centers and CMCs;

•	Workforce development, including recruitment, education, and management of client-dedicated customer service representatives (“CSRs”);

•	Process control implementation, including formulating and engineering quality control systems;

•	Technology consulting and implementation, including the integration of hardware, software, network, and computer-telephony technology; and

•	Database management, including the accumulation, management, and analysis of customer information to aid in the development of marketing strategies.

We offer services under three programs; (i) Fully Outsourced, which are turnkey CMCs leased, equipped, and staffed by us, (ii) Facilities Management, which are CMCs owned or leased and equipped by our clients and staffed by us, and (iii) Infrastructure Outsourced, which are CMCs leased and equipped by us and staffed by our clients.

Fully Outsourced CMCs may be dedicated to a single client (“Dedicated Centers”) or serve multiple clients (“Multi-Client Centers”). As of December 31, 2005, and excluding CMCs we announced plans to exit (see Note 7 to the Consolidated Financial Statements), we had 27,042 workstations in 75 CMCs, of which 14 were Dedicated Centers, 33 were Multi-client Centers, and 28 were Managed Centers representing 6,410; 15,961; and 4,671 workstations of capacity, respectively.

Markets and Clients.  We focus on large global corporations in the following industries: Automotive, Communications and Media, Financial Services, Government, Healthcare, Logistics, Retail, Technology, and Travel. The Communications and Media industry comprises approximately 49% of our total revenue and represents the largest portion of our client programs.

We had two clients who individually represented more than 10% of 2005 total revenue: Sprint Nextel (formerly Nextel Communications, Inc.; the Company contracts with IBM, who contracts with Sprint Nextel) and Verizon Communications (“Verizon”), which accounted for 17% and 10% of 2005 consolidated revenue, respectively.

Certain of our communications clients, which represent approximately one-third of our annual revenue, also provide to us telecommunication services. We believe each of these supplier contracts is negotiated on an arms-length basis and may be negotiated at different times and with different legal entities. Expenditures under these supplier contracts represent less than one percent of total costs.

We also have a significant client relationship with Ford Motor Company (“Ford”). We provide Customer Management Services to internal Ford divisions and units. This client relationship, established in the form of a joint venture named Percepta, represented $88.2 million of 2005 revenue. We have a 55% ownership interest in this venture. At the onset of this relationship in 2000, we issued stock purchase warrants to Ford entitling Ford to purchase 750,000 shares of our common stock for $12.47 per share. We valued these warrants, using the Black-Scholes Option model, at approximately $5 million. These warrants expired unexercised on December 31, 2005. Also, the agreement provides that at any time after December 31, 2004, we have the right to require Ford to purchase its interest in the operations at fair market value. Ford also has the right to require us to sell our interest in the operations at fair value to Ford. At December 31, 2005, the net book value of the operating assets and liabilities was $8.5 million and for the year ended December 31, 2005, the income before taxes from this client relationship was $7.6 million. As discussed below, our Database Marketing and Consulting business has a client relationship with Ford that is unrelated to Percepta.

Sales and Marketing.  We typically provide Customer Management Services pursuant to written contracts with terms ranging from one to eight years and our contracts often contain renewal and/or extension options. Under the majority of our significant contracts, we generate revenue based on the amount of time CSRs devote to a client’s program. In addition, clients typically are required to pay fees relating to the implementation of the program including initial education and training of CSRs, setup of the program, and development and integration of computer software and technology. Clients also may be required to pay fees relating to the management of the program and the recruiting, hiring, and training of new CSRs to backfill vacant positions. Such fees may be billed as a separate charge upon commencement of the client relationship, or may be bundled into the recurring production rate billed to the client over the life of the contract.

Contracts may, depending upon our assessment of the associated risks and opportunities, include provisions such as: (i) performance-based pricing provisions, whereby the client may pay more or we may have to issue a credit, depending upon our ability to meet agreed upon performance metrics, and (ii) a requirement for our clients to pay a fee in the event of early termination.

Most contracts have price adjustment terms allowing for cost of living adjustments and/or market changes in CSR labor costs. Additionally, our client contracts generally contain provisions that designate the manner by which we receive payment for our services and allow us or the client to terminate the contract upon the occurrence of certain events.

We employ a team sales approach and seek to hire business development professionals with experience in our targeted industries in order to best negotiate these contracts to fulfill the Company’s goals.

Operations.  We provide Customer Management Services through operations located in the U.S., Argentina, Australia, Brazil, Canada, China, Germany, India, Malaysia, Mexico, New Zealand, the Philippines, Singapore, Spain, the United Kingdom, and Venezuela.

We apply predetermined site selection criteria to identify locations conducive to operating CMCs in a cost-effective manner. We pursue local government incentives such as tax abatements, cash grants, low-interest loans, training grants, and low-cost utilities. Following site evaluations and cost analyses, as well as client considerations, a specific site is located and a lease is negotiated and finalized.

Once we take occupancy of a site, we use a standardized development process designed to control development costs and to minimize the time it takes to open a new CMC. The site is retrofitted to requirements that incorporate engineering, cost control, and scheduling concepts while placing emphasis on the quality of the work environment. Upon completion, we integrate the new CMC into our corporate real estate and asset management processes. Generally, we can establish a new, fully operational CMC within 120 days after a lease is finalized and signed.

On a quarterly basis, we assess the expected long-term capacity utilization of our Centers. Accordingly, we may consolidate or close under-performing Centers, including those impacted by the loss of a major client program, in order to maintain or improve targeted utilization and profit margins.

Quality Assurance.  We monitor and measure the quality and accuracy of our customer interactions through regional quality assurance departments. These departments evaluate, on a real-time basis, a certain percentage of the customer interactions during a day, across all of the customer interaction mediums utilized within the Center. Using criteria mutually determined with the client, quality assurance professionals monitor, evaluate, and provide feedback to the CSRs on a weekly basis. As appropriate, representatives are recognized for superior performance or scheduled for additional training and coaching.

Technology.  Our technology platforms are designed to maximize the utilization of the CMCs and increase the efficiency of the CSRs. We use interaction routing technology designed to expedite response times, and workforce management systems designed to establish CSR staffing levels that most efficiently meet call volume demands. In addition, our technology platform allows for tracking of each customer interaction, filing the information within a relational database, and generating reports on demand so that both our clients and our internal operations teams can analyze the performance of the client program and gather information regarding customer behaviors.

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

Human Resources.  To sustain an adequate level of service and support for our clients’ customers, our CSRs undergo training before managing customer interactions and for many client programs, receive ongoing training on a regular basis. In addition to learning about the clients’ corporate culture and specific product or service offerings, CSRs receive training in the numerous media we use to execute our clients’ customer management program. We primarily employ full-time CSRs with competitive salaries and wages and a full range of employee benefits.

Competition.  We compete primarily with the in-house customer management operations of our current and potential clients. We also compete with certain companies that provide Customer Management Services on an outsourced basis, including Accenture, Convergys Corporation, EDS, IBM, SITEL Corporation, and Sykes Enterprises Incorporated, among others. We may work with some of these companies on a sub-contract basis. We compete primarily on the basis of experience, global locations, quality and scope of services, speed and flexibility of implementation, technological expertise, price, and contractual terms. A number of competitors may have greater capabilities and resources than ours. Additionally, niche providers or new entrants could capture a segment of the market by developing new systems or services that could impact our market potential.

International Operations.  Our international operations consist of customer management services provided to clients from facilities outside of the U.S., including Asia Pacific, Canada, Europe, and Latin America. See Note 2 to Consolidated Financial Statement for a discussion of the manner in which the countries we operate are reported on a segment basis. Our businesses in these countries are operated and managed as described above. Outbound programs represent a higher percentage of our client programs internationally than in North America. In Spain, our employees are subject to collective bargaining agreements under national labor laws. Additionally, competition in our international locations includes smaller, local providers of Customer Management Services in addition to the global providers listed above.

In April 2003, we formed a joint venture agreement with Bharti Enterprises Limited (“Bharti”) to provide in-country and offshore customer management solutions in India. Initially, TeleTech and Bharti each had a 50% ownership interest in the joint venture with TeleTech having the ability to acquire up to 80% of the venture. In February 2004, we acquired an additional 10% interest in the venture, bringing our total ownership interest to 60%.

Database Marketing and Consulting

Our Database Marketing and Consulting segment provides outsourced database management, direct marketing, and related customer acquisition and retention services for automotive dealerships and automobile manufacturers operating in North America. The services provided by our Database Marketing and Consulting segment primarily consist of marketing campaigns utilizing direct mail and outbound teleservices to promote automobile service business from a dealership’s existing customer base.

Markets and Clients.  We provide Database Marketing and Consulting services to automotive dealers and manufacturers in the U.S. and Canada. We have contracts with more than 4,000 automobile dealers representing 28 different automotive brand names. Additionally, we provide services directly to automobile manufacturers primarily related to national sales and service promotions. Under an agreement with Ford, we are a preferred provider to Ford dealerships which represent approximately 40% of dealerships we serve.

Sales and Marketing.  We employ sales professionals located in major automotive markets throughout the U.S. and Canada.

Operations.  We have developed expertise in the operational aspects of database management, direct marketing, and teleservices. Our core competencies include; (i) developing databases with dealership-specific information; (ii) updating dealership data through our automated computer system; (iii) compiling related data; (iv) maintaining automobile maintenance schedules; and (v) providing systems for customer solicitation using direct mail and outbound teleservice.

Quality Assurance.  We monitor and measure the ongoing quality and accuracy of our processes and systems associated with our products through operating metrics. These metrics are routinely evaluated against the current business environment.

Technology.  We have invested significant resources in designing and developing proprietary, industry-specific software applications and tools and, as a result, maintain a library of reusable software code for use in future developments. We continue to invest resources to develop and implement emerging automotive customer services.

Human Resources.  We aim to recruit and hire personnel who have experience with automotive manufacturers and/or dealerships to enable us to provide our clients with an understanding of dealership operations and processes. Our employees receive training before managing customer interactions and, for many client programs, receive ongoing training on a regular basis.

Competition.  We compete with a variety of companies, including large national or multi-national companies and smaller regional or local companies, including Autobytel, eLeads, Moore Corporation Limited, On-line Administrators, and R.L. Polk. In addition, Ford will be offering a product that competes with our Database Marketing and Consulting services. As the trend toward dealership consolidation continues, dealerships may decide to create internal economies of scale, and could choose to satisfy their database management and direct marketing needs internally. In addition, we compete with the in-house database marketing and consulting services of our automotive dealership clients.

Employees

As of December 31, 2005, we had over 40,000 employees in 16 countries. Approximately 80% of these employees held full-time positions. Our industry is labor-intensive and traditionally experiences significant personnel turnover. Our employees in Spain are subject to collective bargaining agreements mandated under national labor laws.

Seasonality

Historically we have experienced a seasonal impact in the fourth quarter primarily related to higher volumes from a few clients with seasonality in their business, particularly the package delivery business. Also, we typically experience higher labor related costs primarily during the first quarter due to payroll taxes.

As discussed below, we earned a significant amount of revenue during the fourth quarter of 2005 from a short-term U.S. government program to provide disaster relief services related to hurricanes in the U.S. Although we have a multi-year contract with the U.S. General Services Administration, there can be no assurance that the need for such services in the future will arise or that we would be selected to provide such services.

Working Capital

Information about our liquidity is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 1A.	Risk Factors.

You should not construe the following cautionary statements as an exhaustive list. We cannot always predict what factors would cause actual results to differ materially from those indicated in our forward-looking statements. All cautionary statements should be read as being applicable to all forward-looking statements wherever they appear. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed herein might not occur.

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

Our business may be affected by the success of our clients.  In substantially all of our client programs, we generate revenue based, in large part, on the amount of time our CSRs devote to our clients’ customers. Consequently, the amount of revenue generated from any particular client program is dependent upon consumers’ interest in, and use of, the client’s products and/or services. There can be no assurance that our clients will continue to market products and services or develop new products and services that require them to use our services.

Our financial results may be adversely impacted by the global economy.  Our ability to enter into new multi-year contracts with large clients may be impacted by the general macroeconomic environment in which our clients and their customers operate. Weakening economic conditions, both global and local in nature, could result in increased sales cycles, delays in finalizing new business opportunities, slower growth, and reduced revenue from existing contracts. An economic downturn could negatively impact the financial condition of our clients, thereby increasing our risk of not receiving payment for services. There can be no assurance that weakening economic conditions or acts of terrorism throughout the world will not adversely impact our results of operations and/or financial position.

Our business is subject to federal, state, and international regulations.  Changes in U.S. federal, state, and international outsourcing requirements, restrictions, and disclosures may affect the sale of our services, including expansion of overseas operations. In the U.S., some of our services must comply with various federal and state requirements and regulations regarding the method and practices of placing outbound telephone calls. There can be no assurance that changes in these regulations and requirements, or new restrictive regulations and requirements, will not slow growth of these services or require us to incur substantial costs.

Our success is subject to the terms of our contracts.  Most of our contracts do not ensure that we will generate a minimum level of revenue, and the profitability of each client program may fluctuate, sometimes significantly, throughout the various stages of a program. Our objective is to sign multi-year contracts with our clients. However, our contracts generally enable the clients to terminate the contract or reduce customer interaction volumes. Our larger contracts generally require the client to pay a contractually agreed amount in the event of early termination. Additionally, certain contracts have performance-related bonus and/or penalty provisions, whereby the client may pay us a bonus or we may have to issue a credit based upon our ability to meet agreed upon performance metrics. There can be no assurance that we will be able to collect early termination fees, avoid performance penalties, or earn performance bonuses.

Our business may be affected by our ability to obtain financing.  From time to time, we may need to obtain debt or equity financing for capital expenditures, for payment of existing obligations, or to replenish cash reserves. Additionally, our existing debt agreements require us to comply with certain financial covenants. There can be no assurance that we will be able to obtain debt or equity financing, or that any such financing would be on terms acceptable to us. There can be no assurance that we will be able to meet the financial covenants under our debt agreements or, in the event of noncompliance, will be able to obtain waivers or amendments from the lenders.

Our business may be affected by risks associated with international operations and expansion.  One component of our growth strategy is continued international expansion. There are certain risks inherent with conducting international business including management of personnel overseas, longer payment cycles, difficulties in accounts receivable collections, difficulties in complying with foreign laws, unexpected changes in regulatory requirements, political and social instability, and potentially adverse tax consequences. Any one or more of these factors could have a material adverse effect on our international operations and, consequently, on our business, consolidated results of operations, or consolidated financial condition. There can be no assurance that we will be able to manage our international operations successfully.

Our financial results may be impacted by our ability to find new locations.  Our future success will be dependent upon being able to find cost effective locations in which to operate, both domestically and internationally. There is no assurance that we will be able to find cost effective locations, obtain favorable lease terms, and build or retrofit facilities in a timely or economic manner.

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

Our financial results depend on our ability to manage capacity utilization.  Our profitability is influenced significantly by our CMC capacity utilization. We attempt to maximize utilization. However, because the majority of our business is inbound, we have significantly higher utilization during peak (weekday) periods than during off-peak (night and weekend) periods. We have experienced periods of idle capacity, particularly in our Multi-Client CMCs. Historically, we experience idle peak period capacity upon opening a new CMC or termination or completion of a large client program. On a quarterly basis, we assess the expected long-term capacity utilization of our Centers. We may consolidate or close under-performing centers in order to maintain or improve targeted utilization and margins. In the event we close CMCs in the future, we may be required to record restructuring or impairment charges, which would adversely impact our results of operations. There can be no assurance that we will be able to achieve or maintain optimal CMC capacity utilization.

Our business operates in a highly competitive market.  The market in which we operate is fragmented and highly competitive and competition may intensify in the future. We compete with small firms offering specific applications, divisions of large entities, large independent firms, and, most significantly, the in-house operations of clients or potential clients. A number of competitors may develop greater capabilities and resources than ours. Because our primary competitors are the in-house operations of existing or potential clients, our performance and growth could be adversely affected if our existing or potential clients decide to provide in-house Customer Management Services for customer care they currently outsource, or retain or increase their in-house customer care and product support capabilities. In addition, competitive pressures from current or future competitors also could cause our services to lose market acceptance or result in significant price erosion, which could have a material adverse effect upon our business, results of operations, and financial condition. There can be no assurance that additional competitors, some with greater resources than ours, will not enter our market.

Our future success requires continued growth.  Continued future growth will depend on a number of factors, including our ability to: (i) initiate, develop, and maintain new client relationships; (ii) expand existing client programs; (iii) staff and equip suitable CMC facilities in a timely manner; and (iv) develop new solutions and enhance existing solutions we provide to our clients. There can be no assurance that we will be able to effectively manage expanded operations or maintain our profitability.

Our financial results may be affected by rapidly changing technology.  Our business is highly dependent on our computer and telecommunications equipment and software capabilities. Our failure to maintain our technological capabilities or to respond effectively to technological changes could have a material adverse effect on our business, consolidated results of operations, or consolidated financial condition. Our continued growth and future profitability will be highly dependent on a number of factors, including our ability to: (i) expand our existing solutions offerings; (ii) achieve cost efficiencies in our existing CMC operations; and (iii) introduce new solutions that leverage and respond to changing technological developments. Our ability to effectively market and implement software solutions developed by our Database Marketing and Consulting segment, including recoverability of capitalized costs based on estimated future cash flows, is a factor in our future success. There can be no assurance that technologies or services developed by our competitors will not render our products or services non-competitive or obsolete, that we can successfully develop and market any new services or products, that any such new services or products will be commercially successful, or that the integration of new technological capabilities will achieve their intended cost reductions.

Our success depends on key personnel.  Our success will depend upon our ability to recruit, hire, and retain experienced executive personnel who can successfully execute our business plans. There can be no assurance that we will be able to hire, motivate, and retain highly effective executive employees on economically feasible terms who can successfully execute our business plans.

Our business is dependent on our ability to maintain our workforce.  Our success is largely dependent on our ability to recruit, hire, train, and retain qualified employees. Our industry is labor-intensive and experiences high employee turnover. A significant increase in the employee turnover rate could increase recruiting and training costs, thereby decreasing operating effectiveness and productivity. Also, if we obtain several significant new clients or implement several new, large-scale programs, we may need to recruit, hire, and train qualified personnel at an accelerated rate. We may not be able to continue to hire, train, and retain sufficient qualified personnel to adequately staff new customer management programs. In addition, certain CMCs are located in geographic areas with relatively low unemployment rates, which could make it more difficult and costly to hire qualified personnel. There can be no assurance that we will be able maintain our workforce at necessary levels.

Our success may be affected by our ability to complete and integrate acquisitions and joint ventures.  We may pursue strategic acquisitions of companies with services, technologies, industry specializations, or geographic coverage that extend or complement our existing business. We may face increased competition for acquisition opportunities, which may inhibit our ability to complete suitable acquisitions on favorable terms. We may pursue strategic alliances in the form of joint ventures and partnerships, which involve many of the same risks as acquisitions as well as additional risks associated with possible lack of control if we do not have a majority ownership position. There can be no assurance that we will be successful in integrating acquisitions or joint ventures into our existing businesses, or that any acquisition or joint venture will enhance our business, results of operations, or financial condition.

Our business depends on uninterrupted service to clients.  Our operations are dependent upon our ability to protect our computer and telecommunications equipment and software systems against damage or interruption from fire, power loss, cyber attacks, telecommunications interruption or failure, natural disaster, and other similar events. Our operations may also be adversely affected by damage to our facilities resulting from fire, natural disaster, or other events. Additionally, severe weather can cause interruption in our ability to deliver our services, such as when our employees cannot attend work, resulting in a loss of revenue. In the event we experience a temporary or permanent interruption at one or more of our locations (including our corporate headquarters building), through the reasons noted above or otherwise, our business could be materially adversely affected and we may be required to pay contractual damages or face the loss of certain clients altogether. We maintain property and business interruption insurance. However, there can be no assurance that such insurance will adequately compensate us for any losses we may incur.

Our financial results may experience variability.  We experience quarterly variations in operating results because of a variety of factors, many of which are outside our control. In addition, we make decisions regarding staffing levels, investments, and other operating expenditures based on our revenue forecasts. If our revenue is below expectations in any given quarter, our operating results for that quarter would likely be materially adversely affected. There can be no assurance that future quarterly or annual operating results will reflect past operating results.

Our financial results may be impacted by foreign currency exchange risk.  We serve an increasing number of our U.S. clients from CMCs in Argentina, Canada, India, Mexico, and the Philippines. Contracts with these clients are typically priced in U.S. dollars while the costs incurred to operate these CMCs are denominated in the foreign currency of the country from which the clients are served, representing a foreign currency exchange risk to us.

Although we enter into financial hedge instruments to manage and reduce the impact of changes in certain foreign currency exchange rates, we do not hedge 100% of these risks. If the U.S. dollar weakens, the operating income of these CMCs, once translated into U.S. dollars, decreases in comparison to prior years to the extent we have not hedged 100%. If the U.S. dollar was to materially weaken, our consolidated financial results may be adversely impacted. While our hedging strategy effectively offset a portion of these foreign currency changes during 2005, there can be no assurance that we will continue to successfully partially hedge this foreign currency exchange risk or that the U.S. dollar will not materially weaken.

Our financial results may be adversely impacted by our Database Marketing and Consulting segment.  Prior to 2005, our Database Marketing and Consulting segment had historically experienced high levels of profitability. During 2005, the segment reported an operating loss. We have plans to return this segment to profitability. A part of our plan provided for entering into a new agreement with Ford for 2006 wherein we would provide services to Ford’s automotive dealerships on a preferred, not on an exclusive basis as was the previous agreement, in return for pricing flexibility. There can be no assurance that we will be successful in executing our plans to return this segment to prior levels of profitability. We have approximately $13 million of goodwill for this segment whose ultimate recoverability is dependent upon the profitability of this segment. Our consolidated financial results and consolidated financial position, including our ability to obtain financing, may be adversely impacted if we are unable to return that segment to previous profitability levels.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located in Englewood, Colorado, in approximately 264,000 square feet of office space. In February 2003, we purchased our corporate headquarters building, including furniture and fixtures, for $38.2 million.

As of December 31, 2005, excluding CMCs we announced plans to exit, we operated 75 CMCs that are classified as follows:

•	Dedicated Center — we lease space for these centers and dedicate the entire facility to one client.

•	Multi-Client Center — we lease space for these centers and serve multiple clients in each facility.

•	Managed Center — these facilities are leased or owned by our clients, and we manage these sites on behalf of our clients in accordance with facility management contracts.

We operated in the following locations as of December 31, 2005:

Number
Location	of CMCs

United States	19
International:
Argentina	4
Australia	6
Brazil	5
Canada	9
China	2
Germany	1
India	2
Malaysia	2
Mexico	2
New Zealand	2
Philippines	3
Singapore	3
Spain	11
United Kingdom	4

Total	75

In addition, our Database Marketing and Consulting segment leases space for its corporate headquarters in San Diego, California.

We also lease four small administrative offices occupied by support staff, and a facility in Livonia, Michigan that is subleased to a third-party.

The leases for our CMCs have terms ranging from one to 20 years and generally contain renewal options. We believe that our existing CMCs are suitable and adequate for our current operations and we have plans to build additional centers to accommodate future business. Under our business plan, we target capacity utilization in our fully outsourced centers at 85% to 90% of our available workstations during peak (weekday) periods.

Item 3.	Legal Proceedings.

From time to time we may be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed both probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, it is our opinion, based on present information and advice received from counsel, that the disposition or ultimate determination of such claims or lawsuits will not have a material adverse effect on our Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of our fiscal year ended December 31, 2005.

Item 4A.	Executive Officers of TeleTech Holdings, Inc.

The following information is included in accordance with the provisions for Part III, Item 10. The names, positions held by, and ages of our executive officers as of December 31, 2005 are as follows:

			Date
			Position
Name	Position	Age	Assumed

Kenneth D. Tuchman(1)	Chairman and Chief Executive Officer	46	2001
James E. Barlett(2)	Vice Chairman	62	2001
Dennis J. Lacey(3)	Executive Vice President and Chief Financial Officer	52	2003
Alex Shootman(4)	Executive Vice President of Sales and Marketing	40	2005
John Simon(5)	Senior Vice President, Human Capital	41	2001

(1)	Mr. Tuchman founded TeleTech’s predecessor company in 1982 and has served as the Chairman of the Board of Directors since TeleTech’s formation in 1994. Mr. Tuchman served as the Company’s President and Chief Executive Officer from the Company’s inception until October 1999. In March 2001, Mr. Tuchman resumed the position of Chief Executive Officer. Mr. Tuchman is also a member of the State of Colorado Governor’s Commission on Science and Technology and on the Board of Directors for the Center for Learning and Leadership.

(2)	Mr. Barlett was elected to the Board of Directors of TeleTech in February 2000 and has served as Vice Chairman of TeleTech since October 2001. Before joining TeleTech as Vice Chairman, Mr. Barlett served as the President and Chief Executive Officer of Galileo International, Inc. from 1994 to 2001, was elected Chairman in 1997 and served until 2001. Prior to joining Galileo International, Inc., Mr. Barlett served as Executive Vice President of Worldwide Operations and Systems for MasterCard International Corporation, where he was also a member of the MasterCard International Operations Committee. Previously, Mr. Barlett was Executive Vice President of Operations for NBD Bancorp, Vice Chairman of Cirrus, Inc., and a partner with Touche Ross and Co., currently known as Deloitte and Touche. Mr. Barlett also serves on the Board of Directors of Korn/Ferry International.

(3)	Mr. Lacey joined TeleTech in May 2003 as Executive Vice President and Chief Financial Officer. Prior to joining TeleTech, Mr. Lacey was Executive Vice President and Chief Financial Officer of CKE Restaurants, Inc. Prior to joining CKE Restaurants, Inc., Mr. Lacey was Chief Financial Officer of Imperial Bancorporation. Prior to his employment at Imperial Bancorporation, Mr. Lacey served as President and Chief Executive Officer of Capital Associates, Inc. Before his position at Capital Associates Inc., Mr. Lacey was an audit partner with Coopers and Lybrand. Mr. Lacey holds a Bachelor of Arts degree in Accounting from the University of West Florida, located in Pensacola, Florida.

(4)	Mr. Shootman joined TeleTech in August 2005. Mr. Shootman has more than 18 years of sales, marketing, and professional services experience with organizations such as IBM and BMC Software. Prior to joining TeleTech, Mr. Shootman served as Vice President of BMC Software Americas Sales and Services. Prior to BMC, Mr. Shootman held sales, solutions development, and management positions globally at IBM. Mr. Shootman received a Bachelor’s degree in Business — Marketing and Finance from the University of Texas at Austin.

(5)	Mr. Simon joined TeleTech in 1999, and served as TeleTech’s Associate General Counsel and interim General Counsel prior to his current position. Prior to joining TeleTech, Mr. Simon was a partner at the New York law firm Hallenbeck, Lascell, Norris and Heller. Mr. Simon’s private law practice focused on litigating employment and commercial matters, as well as business counseling for institutional clients. Mr. Simon holds an undergraduate degree from Colorado College and a law degree from Georgetown University.

There are no arrangements or understandings between any executive officer and another person pursuant to which such executive officer was selected as an officer.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the NASDAQ National Market under the symbol “TTEC.” The following table sets forth the range of the high and low sales prices per share of the common stock for the quarters indicated as reported on the NASDAQ National Market:

	High	Low

First Quarter 2005	$13.04	$9.08
Second Quarter 2005	$12.94	$7.34
Third Quarter 2005	$10.02	$7.67
Fourth Quarter 2005	$12.56	$9.83

First Quarter 2004	$12.34	$5.65
Second Quarter 2004	$8.95	$5.76
Third Quarter 2004	$9.78	$7.55
Fourth Quarter 2004	$10.57	$9.02

As of February 14, 2006, there were 69,043,935 shares of common stock outstanding, held by 257 stockholders of record.

We have not ever declared or paid any dividends on our common stock and we do not expect to do so in the foreseeable future.

In November 2001, the Board of Directors (“Board”) authorized a stock repurchase program to repurchase up to $5 million of our common stock. That plan was subsequently amended by the Board resulting in the authorized repurchase amount increasing to $115 million. During the year ended December 31, 2005 we purchased 7.1 million shares for $67.8 million. From inception of the program through December 31, 2005, we have purchased 11.9 million shares for $99.1 million, leaving $15.9 million remaining under the repurchase program at December 31, 2005. In February 2006, the Board authorized an additional $50 million of share repurchases. The program does not have an expiration date.

We purchased an additional 0.3 million shares at an average share price of $11.83 during the period January 1, 2006 through February 14, 2006.

Issuer Purchases of Equity Securities

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of		Announced	Under the
	Shares	Average	Plans or	Plans or
	Purchased	Price Paid	Programs	Programs
Period	(000’s)	per Share	(000’s)	(000’s)

October 1, 2005 - October 31, 2005	1,669,604	$10.20	1,669,604	$21,209
November 1, 2005 - November 30, 2005	151,600	$11.01	151,600	19,539
December 1, 2005 - December 31, 2005	306,400	$11.86	306,400	15,905

	2,127,604	$10.50	2,127,604

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the related notes appearing elsewhere in this report.

	Year Ended December 31,
	2005		2004		2003		2002		2001(1)
									(Unaudited)
	(In thousands, except per share data)

Statement of Operations Data:
Revenue	$1,086,673		$1,052,690		$1,001,128		$1,016,935		$912,544
Costs of services	(813,271	)(11)	(774,521)		(764,687)		(769,700)		(634,717)
SG&A and other operating expenses	(189,646	)(12)	(170,323	)(9)	(160,491	)(7)	(187,511	)(4)	(192,636	)(2)
Depreciation and amortization	(53,560)		(59,378)		(58,596)		(57,725)		(57,608)

Income from operations	30,196		48,468		17,354		1,999		27,583
Other income (expense)	2,020	(13)	(14,263	)(10)	(11,996)		(10,163	)(5)	(30,501	)(3)
Provision for income taxes	(2,516	)(14)	(9,464)		(34,859	)(8)	(1,538)		(1,705)
Minority interest	(1,542)		(738)		(1,003)		1,361		(1,067)

Income (loss) before cumulative effect of change in accounting principle	28,158		24,003		(30,504)		(8,341)		(5,690)
Cumulative effect of change in accounting principle	—		—		—		(11,541	)(6)	—

Net income (loss)	$28,158		$24,003		$(30,504)		$(19,882)		$(5,690)

Net income (loss) per share —
Basic	$0.39		$0.32		$(0.41)		$(0.26)		$(0.08)
Diluted	$0.38		$0.32		$(0.41)		$(0.26)		$(0.08)
Average shares outstanding —
Basic	72,121		74,751		74,206		76,383		75,804
Diluted	73,631		76,109		74,206		76,383		75,804
Balance Sheet Data:
Total assets	$518,231		$496,795		$569,145		$539,583		$570,595
Long-term debt, net of current portion	34,152		7,439		102,463		76,584		83,997

(1)	The statement of operations data for 2001 was audited by Arthur Andersen, LLP (“Andersen”). The Company previously restated its consolidated financial statements for 2003, 2002, and 2001. As part of that restatement, certain adjustments were recorded to the 2001 consolidated financial statements. Representatives of Andersen are not available to provide an audit opinion regarding our adjustments to the 2001 consolidated financial statements or the 2001 consolidated financial statements themselves. As such, all amounts for years ended December 31, 2001 contained in this Form 10-K are unaudited.

(2)	Includes the following items: $18.5 million of restructuring charges related to the termination of approximately 500 employees, a $7.7 million loss on the closure of a CMC, and a $7.0 million loss on the sale of the Company’s Planned Headquarters Building.

(3)	Includes the following items: a loss of $16.5 million for an other-than-temporary decline in the value of the investment in enhansiv holdings, inc. (“EHI”) and a $0.7 million charge for a workforce reduction at EHI.

(4)	Includes the following items: a $32.8 million non-cash impairment loss related to property and equipment in the U.S., Spain, and Argentina, $6.3 million of restructuring charges related to the termination of approximately 400 employees, a $1.2 million loss on the closure of several CMCs and a $1.9 million charge related to the early termination of a property lease.

(5)	Includes a $2.3 million loss related to acquiring the remaining common stock of EHI.

(6)	Reflects the impairment of goodwill upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”).

(7)	Includes a $7.0 million charge related to the impairment of property and equipment in connection with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”); a $5.6 million charge related to a reduction in force and facility exit charges in connection with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”); and a $1.9 million benefit related to revised estimates of restructuring charges.

(8)	Includes a $30.9 million charge primarily for the write-off and impairment of deferred tax assets.

(9)	Includes the following items: a $2.6 million charge related to the impairment of property and equipment in connection with SFAS No. 144; a $2.1 million charge related to a reduction in force and facility exit charges under SFAS No. 146; and a $1.9 million reversal of part of the sales and use tax liability.

(10)	Includes a $7.6 million one-time charge related to restructuring of our long-term debt and a $2.8 million one-time charge related to the termination of an interest rate swap agreement.

(11)	Includes a $2.0 million benefit due to revised estimates of self-insurance accruals.

(12)	Includes $2.1 million of charges related to the impairment of property and equipment in connection with SFAS No. 144; $2.1 million of charges related to reductions in workforce; $2.0 million of charges related to facility exit charges in connection with SFAS No. 146; a $0.6 impairment loss related to a decision to exit a lease early and the discontinued use of certain software; $1.0 million of benefits due to revised estimates of self-insurance accruals, and $0.5 million of benefit related to revised estimates of restructuring and impairment charges.

(13)	Includes a $1.0 million benefit due to a litigation settlement.

(14)	Includes a $1.4 million benefit due to the reversal of income tax valuation allowance for Argentina, a $1.4 million benefit due to the reversal of income tax valuation allowance for Brazil, a $9.9 million benefit due to the reversal of U.S. income tax valuation allowance, and a $3.7 million charge related to a repatriation of foreign earnings under a Qualified Domestic Reinvestment Plan.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. The projections and statements contained in these forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. All statements not based on historical fact are forward-looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, following are important factors that could cause TeleTech’s and its subsidiaries’ actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to the following: the Company’s belief that it is continuing to see strong demand for its services; estimated revenue from new, renewed, or expanded client business; the belief that the prospects for new business remain strong; achieving the Company’s expected profit improvement in its International operations; the ability to close and ramp new business opportunities that are currently being pursued with existing clients and potential clients; the ability of the Company to execute its growth plans, including sales of new products (such as TeleTech On Demandtm and TeleTech In Culturetm); the ability of the Company to increase profitability via the globalization of its North American best operating practices; to achieve its year-end 2006 and 2007 financial goals and targeted cost reductions; the possibility of the Company’s Database Marketing and Consulting segment not increasing revenue, lowering costs, or returning to historic levels of profitability; the possibility of lower revenue or price pressure from the Company’s clients experiencing a downturn or merger in their business; greater than anticipated competition in the BPO and customer management market, causing adverse pricing and more stringent contractual terms; risks associated with losing or not renewing client relationships, particularly large client agreements, or early termination of a client agreement; the risk of losing clients due to consolidation in the industries the Company serves; consumers’ concerns or adverse publicity regarding the products of the Company’s clients; higher than anticipated start-up costs or lead times associated with new ventures or business in new markets; execution risks associated with performance-based pricing metrics in certain client agreements; the Company’s ability to find cost effective locations, obtain favorable lease terms, and build or retrofit facilities in a timely and economic manner; risks associated with business interruption due to weather or terrorist-related events; risks associated with attracting and retaining cost-effective labor at the Company’s customer management centers; the possibility of additional asset impairments and restructuring charges; risks associated with changes in foreign currency exchange rates; economic or political changes affecting the countries in which the Company operates; changes in accounting policies and practices promulgated by standard setting bodies; and new legislation or government regulation that impacts the BPO and customer management industry.

Executive Overview

We serve our clients through two primary businesses Customer Management Services and Database Marketing and Consulting. Customer Management Services provides outsourced customer support and marketing services for a variety of industries via CMCs throughout the world. When we begin operations in a new country, we determine whether the country is intended to primarily serve U.S.-based clients, in which case we include the country in our North American Customer Care Segment, or the country is intended to serve both domestic clients from that country and U.S.- based clients, in which case we include the country in our International Customer Care Segment. This is consistent with our management of the business, internal financial reporting structure, and operating focus. Operations for each segment of Customer Management Services are conducted in the following countries:

North American Customer Care	International Customer Care

United States	Argentina
Canada	Australia
India	Brazil
Philippines	China
Germany
Malaysia
Mexico
New Zealand
Singapore
Spain
United Kingdom
Venezuela

Database Marketing and Consulting provides outsourced database management, direct marketing, and related customer acquisition and retention services for automobile dealerships and manufacturers. Segment accounting policies are the same as those used in the consolidated financial statements. See Note 2 to the Consolidated Financial Statements for additional discussion regarding our preparation of segment information.

Customer Management Services

The Customer Management Services business generates revenue based primarily on the amount of time our representatives devote to a client’s program. We primarily focus on large global corporations in the following industries; automotive, communications and media, financial services, government, logistics, retail, technology, and travel. Revenue is recognized as services are provided. The majority of our revenue is, and we anticipate that the majority of our future revenue will continue to be, from multi-year contracts. However, we do provide certain client programs on a short-term basis and our operations outside of North America are characterized by shorter-term contracts. Additionally, we typically experience client attrition of approximately 10% to 15% of our revenue each year. Our client attrition in 2005 was 7%, which we believe is attributable to our investment in an account management team. Our invoice terms with clients range from 30 days to 45 days, with longer terms in Europe.

The Customer Management Services industry is highly competitive. Our ability to sell existing services or gain acceptance for new products is challenged by the competitive nature of the industry. There can be no assurance that we will be able to sell services to new clients, renew relationships with existing clients, or gain client acceptance of our new products.

We compete primarily with the in-house customer management operations of our current and potential clients. We also compete with certain companies that provide Customer Management Services on an outsourced basis. In general, over the last several years, the global economy has negatively impacted the customer management market. More specifically, sales cycles have lengthened, competition has increased, and contract values have been reduced. However, we believe that sales cycles have begun shortening. Nonetheless, pricing pressures continue within our industry due to the rapid growth of offshore labor capabilities.

When renewing contracts, clients may request that all or a portion of the renewal work be located within International CMCs. These requests decrease our revenue as the billing rate we charge for International CMCs is lower than for North American CMCs, and, in the short-term, increase our costs as we incur expenses related to relocating the work. For the year ended December 31, 2005 we incurred contract relocation costs of approximately $0.8 million.

Quarterly we review capacity utilization and projected demand for future capacity requirements. In conjunction with these quarterly reviews, we may decide to consolidate or close under-performing CMCs, including those impacted by the loss of a major client program, in order to maintain or improve targeted utilization and margins.

Because clients may request that we serve their customers from International CMCs with lower prevailing labor rates, in the future we may decide to close one or more U.S.-based CMCs, even though it is generating positive cash flow, because we believe the future profits from conducting such work outside the U.S. may more than compensate for the one-time charges related to closing the facility.

The short-term focus of management is to increase revenue in both the North American Customer Care and International Customer Care segments by:

•	Selling new business to existing clients;

•	Continuing to focus sales efforts on large, complex, multi-center opportunities;

•	Differentiating our products and services by developing and offering new solutions to clients; and

•	Exploring merger and acquisition possibilities.

Our ability to enter into new multi-year contracts, particularly large complex opportunities, is dependent upon the macroeconomic environment in general and the specific industry environments in which our clients operate. A weakening of the U.S. and/or the global economy could lengthen sales cycles or cause delays in closing new business opportunities.

Our profitability is significantly influenced by our ability to increase capacity utilization in our CMCs, the number of new or expanded programs during a period, and our success at managing personnel turnover and employee costs. Managing our costs is critical since we continue to see pricing pressure within our industry. These pricing pressures have been accentuated by the rapid growth of offshore labor.

We attempt to minimize the financial impact resulting from idle capacity when planning the development and opening of new CMCs or the expansion of existing CMCs. As such, management considers numerous factors that affect capacity utilization, including anticipated expirations, reductions, terminations, or expansions of existing programs, and the potential size and timing of new client contracts that we expect to obtain.

However, to respond more rapidly to changing market demands, to implement new programs, and to expand existing programs, we may be required to commit to additional capacity prior to the contracting of additional business, which may result in idle capacity. This is largely due to the significant time required to negotiate and execute a client contract as we concentrate our marketing efforts toward obtaining large, complex, customer management programs.

We internally target capacity utilization in our Centers at 85% to 90% of our available workstations. As of December 31, 2005, the overall capacity utilization in our Multi-client centers was 72% (see Financial Comparison below for further details).

Our profitability is also influenced by the number of new or expanded client programs. As required by the adoption of Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), for contracts entered into after July 1, 2003, in the event a client is billed for direct start-up costs, the associated revenue and costs are deferred and recognized straight-line over the life of the contract. In the event that a client cannot be billed for direct start-up costs, then those start-up costs are expensed as incurred. We strive to enter contracts where our clients pay separately for start-up costs as opposed to incorporating them into the ongoing production rate.

Our potential clients typically obtain bids from multiple vendors and evaluate many factors in selecting a service provider including, among other factors, the scope of services offered, the service record of the vendor, and price. We generally price our bids with a long-term view of profitability and, accordingly, we consider all of our fixed and variable costs in developing our bids. We believe that our competitors may bid business based upon a short-term view, as opposed to our longer-term view, resulting in a lower price bid. While we believe our clients’ perceptions of the value we provide results in our being successful in certain competitive bid situations, there are often situations where a potential client may prefer a lower cost.

Our industry is very labor-intensive and the majority of our operating costs relate to wages, costs of employee benefits, and employment taxes. An improvement in the local or global economies where our CMCs are located could lead to increased labor-related costs. In addition, our industry experiences high personnel turnover, and the length of training time required to implement new programs continues to increase due to increased complexities of our clients’ businesses. This may create challenges if we obtain several significant new clients or implement several new, large-scale programs, and need to recruit, hire, and train qualified personnel at an accelerated rate.

Our success in improving our profitability will depend on successful execution of a comprehensive business plan, including the following broad steps:

•	Increasing sales to absorb unused capacity in existing global CMCs;

•	Reducing costs and continued focus on cost controls; and

•	Managing our workforce in domestic and international CMCs in a cost-effective manner.

Database Marketing and Consulting

Our Database Marketing and Consulting segment has relationships with over 4,000 automobile dealers representing 28 different automotive brand names. These contracts generally have terms ranging from month-to-month to 24 months. For a few major automotive manufacturers, the automotive manufacturer collects from the individual automobile dealers on our behalf. Our average collection period is 30 days.

A majority of the revenue from this segment is generated utilizing a database and contact engine to promote the service business of automobile dealership customers using targeted marketing solutions through the Web, e-mail, phone, or mail. A combination of factors contributed to this segment generating a loss from operations of approximately $9.3 million for the year ended December 31, 2005. The primary factor is that our dealer attrition rate has exceeded our new account growth, resulting in a significant decrease in revenue from the prior year period (a trend that is continuing into the first quarter of 2006). Secondly, in connection with our program with Ford (whose dealers represent approximately 70% of the revenue of our Database Marketing and Consulting segment), we agreed to absorb dealer subsidies in return for obtaining anticipated additional dealers as clients and existing dealers increasing their utilization of our services. Due to a delay in the launch of that program and less than expected dealer growth and utilization, these subsidies, which are recorded as a reduction of revenue, have resulted in the program profitability being less than anticipated. As the 2005 contract did not achieve our objectives, we have agreed with Ford to a new program for 2006 wherein we provide services to Ford’s automotive dealerships on a preferred basis, rather than exclusive basis as was the previous agreement, as Ford will be offering a competing product. The new agreement gives us flexibility to customize service offerings and the ability to contract directly with Ford’s dealerships. No assurances can be given that the new program will improve revenue or profitability or not cause the current trends to continue.

We plan to focus on the following during 2006:

•	Reducing our client attrition rate by improving customer services and increasing customer contact;

•	Increasing revenue by expanding our offerings;

•	Diversifying our client base by establishing relations with dealer groups and new automotive manufacturers;

•	Continuing to manage costs through operational effectiveness; and

•	Acquiring business platforms for similar and related services.

The clients of our Database Marketing and Consulting segment, as well as our joint venture with Ford, come primarily from the automotive industry. The U.S. automotive industry is currently reporting declining earnings, which may result in client losses, lower volumes, or place additional pricing pressures on our operations.

Fourth Quarter Events

During the fourth quarter of 2005, we recorded:

•	An asset impairment charge in our International Customer Care segment of approximately $2.0 million for our South Korea CMC. As of the end of 2005, we (i) did not have any clients served from our South Korea CMC and (ii) determined that we would not thereafter market that CMC and, accordingly, the related long-lived assets were impaired;

•	A $0.5 million asset impairment in the North American Customer Care segment resulting from our decision to discontinue use of certain internally developed software;

•	A restructuring charge of approximately $0.7 million arising from a reduction in force in our International Customer Care segment;

•	An increase of $2.6 million for a change in the estimated liability for service taxes (included in Selling, general and administrative expense) for the International Customer Care segment based upon new information from our outside legal counsel enabling a more accurate estimate;

•	A reduction in the deferred tax valuation allowance for the International Customer Care segment of approximately $3.0 million (See Note 9 to the Consolidated Financial Statements); and

•	A decrease of $3.4 million in tax expense arising from a more favorable tax filing position related to the foreign currency impact of intercompany transfer pricing.

Also, during the fourth quarter of 2005, we provided Customer Management Services under a short-term contract with the U.S. government to aid in hurricane relief efforts. The revenues related to this short-term project were approximately 10% of our consolidated revenue for the fourth quarter of 2005 and materially impacted profitability as the project utilized excess CMC capacity. During the fourth quarter, we discussed with the U.S. government our belief that certain costs we incurred should be billed. As no agreement was reached, we had not billed the U.S. government, and accordingly did not recognize as revenue in 2005 approximately $6 million of services. We believe the work order should be amended to include such services. No assurances can be given that we will be successful in obtaining an amended work order for all or a portion of such services.

Overall

As shown in the “Financial Comparison” below (see “Net increase to income from operations excluding items separately identified below”), we believe that we have been successful in improving income from operations for our North American and International Customer Care segments. The increases are attributable to a variety of factors such as our successfully performing under a short-term U.S. government program contract to provide hurricane relief efforts (which ended prior to December 31, 2005), expansion of work on certain client programs, our multi-phased cost reduction plan, transitioning work on certain client programs to lower cost operating centers, and taking actions to improve individual client program profit margins and/or eliminate unprofitable client programs.

To address known changes in our business and, in particular, the decline in revenue and operating income due to the declining minimum commitments discussed further in “Client Concentrations”, we implemented an $80 million profit improvement plan commencing in August 2003. We believe this plan, among other factors, enabled us to operate profitably during 2004 and 2005. These improvements were achieved primarily through cost savings in the areas of lower general and administrative headcount, terminating unprofitable client programs, improved CMC operations, exiting unprofitable operations, and a reduction in certain costs including telecommunications, professional fees, insurance, and reduced future interest expense associated with our debt-restructuring plan. During the third quarter of 2005 we announced our plan for an additional $20 million of future cost savings to be achieved during 2006 and 2007.

As discussed in Note 6 to the Consolidated Financial Statements, we reduced the level of outstanding indebtedness since December 2003, and expect to operate without material financial indebtedness unless we were to incur additional indebtedness to finance acquisitions or to fund our stock repurchase program.

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

Revenue Recognition.  We recognize revenue at the time services are performed. Our Customer Management Services business recognizes revenue under production rate and performance-based models which are:

Production Rate.  Revenue is recognized based on the billable hours or minutes of each CSR, as defined in the client contract. The rate per billable hour or minute is based on a predetermined contractual rate. This contractual rate can fluctuate based on our performance against certain pre-determined criteria related to quality and performance.

Performance-based.  Under performance-based arrangements, we are paid by our clients based on achievement of certain levels of sales or other client-determined criteria specified in the client contract. We recognize performance-based revenue by measuring our actual results against the performance criteria specified in the contracts. Amounts collected from clients prior to the performance of services are recorded as deferred revenue.

Hybrid.  Under hybrid models we are paid a fixed fee or production element as well as a performance-based element.

Certain client programs provide for adjustments to monthly billings based upon whether we meet or exceed certain performance criteria as set forth in the contract. Increases or decreases to monthly billings arising from such contract terms are reflected in revenue as earned or incurred.

Our Database Marketing and Consulting segment recognizes revenue when services are rendered. Most agreements require the billing of predetermined monthly rates. Where the contractual billing periods do not coincide with the periods over which services are provided, we recognize revenue straight-line over the life of the contract (typically six to 24 months).

From time to time, we make certain expenditures related to acquiring contracts (recorded as Contract Acquisition Costs in the accompanying Consolidated Balance Sheets). Those expenditures are capitalized and amortized in proportion to the initial expected future revenue from the contract, which in most cases results in straight-line amortization over the life of the contract. These costs are recorded as a reduction to revenue.

Some of our contracts are billed in advance. Accordingly, amounts billed and collected, but not earned, under these contracts are excluded from revenue and included in customer advances and deferred income.

Income Taxes.  We account for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be recovered from future projected taxable income.

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

Based upon assessments of recoverability of our deferred tax assets, our valuation allowance as of December 31, 2005 is $10.6 million. This valuation allowance is principally related to deferred tax assets associated with the local operations in the Argentina, India, South Korea, and Spain. As shown in Note 9 to the Consolidated Financial Statements, we have approximately $34.2 million of net deferred tax assets as of December 31, 2005 related to the U.S. and other international jurisdictions whose recoverability is dependent upon future profitability.

Allowance for Doubtful Accounts.  We have established an allowance for doubtful accounts to reserve for uncollectible accounts receivable. Each quarter, management reviews the receivables on an account-by-account basis and assigns a probability of collection. Management judgment is used in assessing the probability of collection. Factors considered in making this judgment are the age of the identified receivable, client financial wherewithal, previous client history, and any recent communications with the client.

Impairment of Long-Lived Assets.  We evaluate the carrying value of our individual CMCs in accordance with SFAS No. 144 to assess whether estimated future operating results will be sufficient to recover the carrying costs of the long-lived assets. When the operating results of a Center have deteriorated to the point it is likely that losses will continue for the foreseeable future, or we expect that a CMC will be closed or otherwise disposed of before the end of its estimated useful life, we select the CMC for further review.

For CMCs selected for further review, we estimate the probability-weighted future cash flows from operating the center over its useful life. Significant judgment is involved in projecting future capacity utilization, pricing, labor costs, and the estimated useful life of the center. We do not subject to the same test CMCs that have been operated for less than two years or those centers that have been impaired within the past two years (the “Two Year Rule”) because we believe sufficient time is necessary to establish a market presence and build a client base for such new or modified Centers in order to adequately assess recoverability. However, such CMCs are nonetheless evaluated in case other factors would indicate impairment had occurred. For impaired CMCs, we write the assets down to estimated fair market value. If the assumptions used in performing the impairment test prove insufficient, the fair value estimate of the CMCs may be significantly lower, thereby causing the carrying value to exceed fair value and indicating an impairment had occurred.

Excluding the fully impaired centers in Glasgow, Scotland and South Korea (see Note 7 to the Consolidated Financial Statements), a sensitivity analysis of the impairment evaluation was completed at year-end assuming that the future results were 10% less than the current operating performance for these CMCs. As shown in the table below, the analysis indicated that an impairment of approximately $7.8 million would arise. However, for the CMCs tested, the current probability-weighted projection scenarios indicated that an impairment had not occurred as of December 31, 2005.

The following table summarizes the sensitivity analysis we performed during the fourth quarter of 2005:

			Impairment
	Net		Under
	Book	Number	Sensitivity
	Value	of CMCs	Test
	(In thousands, except number of CMCs)

Tested based on Two Year Rule:
Positive cash flow in period	$52,226	56	$—
Negative cash flow in period	$1,088	4	$1,088
Not tested based on Two Year Rule:
Positive cash flow in period	$3,003	3	$—
Negative cash flow in period	$6,747	4	$6,747
Total:
Positive cash flow in period	$55,229	59	$—
Negative cash flow in period	$7,835	8	$7,835

Of the seven CMCs not tested based on the Two Year Rule, one became eligible for testing during the fourth quarter of 2005. That center is currently experiencing negative cash flows. However, we recently launched a new program in the CMC that increases utilization to 100% and, we believe, will allow us to recover the carrying value. The amount of impairment under the sensitivity test (included in the table above) for that CMC is $1.7 million.

We have recorded during 2005 impairment charges of $2.1 million and $2.0 million for CMCs in Glasgow, Scotland and South Korea, respectively, excluding charges related to exit or disposal activities to be recorded during 2006 when we plan to exit these facilities.

We also assess the realizable value of capitalized software on a quarterly basis, based upon current estimates of future cash flows from services utilizing the software (principally utilized by our Database Marketing and Consulting segment). During the fourth quarter of 2005, the Company decided to discontinue the use of certain software used by the North American Customer Care segment, resulting in an asset impairment of $0.5 million.

Goodwill.  Goodwill is tested for impairment at least annually for reporting units one level below the segment level in accordance with SFAS No. 142. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The impairment, if any, is measured based on the estimated fair value of the reporting unit. Fair value can be determined based on discounted cash flows, comparable sales, or valuations of other similar businesses. Our policy is to test goodwill for impairment in the fourth quarter of each year unless an indicator of impairment arises during an intervening period.

The most significant assumptions used in these analyses are those made in estimating future cash flows. In estimating future cash flows, we generally use the financial assumptions in our internal forecasting model such as projected capacity utilization, projected changes in the prices we charge for our services, and projected labor costs. We then use a discount rate we consider appropriate for the country where the business unit is providing services. If actual results are less than the assumptions used in performing the impairment test, the fair value of the reporting units may be significantly lower, causing the carrying value to exceed the fair value and indicating an impairment had occurred. Based on the analyses performed in the fourth quarter of 2005, there was no impairment to the December 31, 2005 goodwill balance of our North American and International Customer Care segments of $18.7 million. If projected revenue used in the analysis of goodwill was 10% less than forecast (the projections assumed revenue growth rates ranging from (20)% to 25% per annum over a three-year period), there would still be no impairment to goodwill.

Our Database Marketing and Consulting Segment has recently experienced operating losses, but generated positive free cash flow, exclusive of corporate allocations, of $0.1 million in 2005. We have plans to improve the profitability of that segment during 2006. The goodwill for our Database Marketing and Consulting segment is $13.4 million as of December 31, 2005. The results of our probability-weighted cash flow analyses used to estimate the fair value of this segment indicated that an impairment in goodwill had not occurred as of December 31, 2005. We engaged an independent appraisal firm to assess the fair value of this segment. The independent firm’s assessment also indicated that no impairment in goodwill had occurred as of December 31, 2005.

Restructuring Liability.  We routinely assess the profitability and utilization of our CMCs. In some cases, we have chosen to close under-performing CMCs and complete reductions in workforce to enhance future profitability. We follow SFAS No. 146, which specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, instead of upon commitment to a plan.

A significant assumption used in determining the amount of estimated liability for closing CMCs is the estimated liability for future lease payments on vacant centers, which we determine based on a third party broker’s assessment of our ability to successfully negotiate early termination agreements with landlords and/or our ability to sublease the facility. If our assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in our Consolidated Statements of Operations.

Contingencies.  We record a liability for pending litigation and claims where losses are probable and reasonably estimable. Each quarter, management reviews these matters on a case-by-case basis and assigns probability of loss based upon the assessments of in-house counsel and outside counsel, as appropriate.

Explanation of Key Metrics and Other Items

Costs of Services.  “Costs of services” principally include costs incurred in connection with our customer management operations and database marketing services, including direct labor, telecommunications, printing, postage, sales and use tax, and certain fixed costs associated with CMCs.

Selling, General and Administrative Expenses.  “Selling, general and administrative expenses” primarily include employee-related costs associated with administrative services such as sales, marketing, product development, regional legal settlements, legal, information systems, accounting, and finance. It also includes outside professional fees (i.e. legal and accounting services), building maintenance expense for non-CMC facilities, and other items associated with administration.

Restructuring Charges, Net.  “Restructuring charges, net” primarily include costs incurred in conjunction with reductions in force or decisions to exit facilities, including termination benefits and lease liabilities, net of expected sublease rentals.

Interest Expense.  “Interest expense” includes interest expense and amortization of debt issuance costs associated with our grants, debt, and capitalized lease obligations.

Other Expenses.  The main components of “Other expenses” are non-recurring expenditures not directly related to our operating activities, such as corporate legal settlements and foreign exchange transaction losses.

Other Income.  The main components of “Other income” are miscellaneous receipts not directly related to our operating activities, such as foreign exchange transaction gains and corporate legal settlements. In addition, “Other income” includes income related to grants we may receive from time to time from local or state governments as an incentive to locate CMCs in their jurisdictions.

Free Cash Flow.  We define free cash flow as “Net cash flows from operating activities” less “Purchases of property and equipment,” as shown in our Consolidated Statements of Cash Flows.

Quarterly Average Daily Revenue.  We define “quarterly average daily revenue” as Revenue for the fiscal quarter divided by calendar days during the fiscal quarter.

Days Sales Outstanding.  We define days sales outstanding (“DSO”) as Accounts receivable divided by quarterly average daily revenue.

Presentation of Non-GAAP Measurements

Free Cash Flow.  Free cash flow is a non-GAAP liquidity measurement. We believe free cash flow is useful to our investors because it measures, during a given period, the amount of cash generated that is available for debt obligations and investments other than purchases of property and equipment. Free cash flow is not a measure determined in accordance with GAAP and should not be considered a substitute for “Operating income,” “Net income,” “Net cash flows from operating activities,” or any other measure determined in accordance with GAAP. We believe this non-GAAP liquidity measure is useful, in addition to the most directly comparable GAAP measure of “Net cash flows from operating activities,” because free cash flow includes investments in operational assets. Free cash flow does not represent residual cash available for discretionary expenditures, since it includes cash required for debt service. Free cash flow also excludes cash that may be necessary for acquisitions, investments, and other needs that may arise. The following table reconciles free cash flow to “Net cash flows from operating activities,” the most directly comparable GAAP measure:

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands)

Free cash flow	$3,880	$71,004	$(25,403)
Add back:
Purchases of property and equipment	37,606	41,677	84,431

Net cash flows from operating activities	$41,486	$112,681	$59,028

RESULTS OF OPERATIONS

Operating Review

The following tables are presented to facilitate Management’s Discussion and Analysis:

	Year Ended December 31,
		% of		% of
	2005	Revenue	2004	Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue
North American Customer Care	$678,803	62.5%	$638,359	60.7%	$40,444	6.3%
International Customer Care	325,038	29.9%	315,938	30.0%	9,100	2.9%
Database Marketing and Consulting	82,832	7.6%	98,393	9.3%	(15,561)	(15.8)%

	$1,086,673	100.0%	$1,052,690	100.0%	$33,983	3.2%
Costs of Services
North American Customer Care	$506,348	74.6%	$476,155	74.6%	$30,193	6.3%
International Customer Care	262,350	80.7%	255,681	80.9%	6,669	2.6%
Database Marketing and Consulting	44,573	53.8%	42,685	43.4%	1,888	4.4%

	$813,271	74.8%	$774,521	73.6%	$38,750	5.0%
Selling, General and Administrative
North American Customer Care	$82,834	12.2%	$70,849	11.1%	$11,985	16.9%
International Customer Care	61,663	19.0%	57,855	18.3%	3,808	6.6%
Database Marketing and Consulting	37,765	45.6%	36,926	37.5%	839	2.3%

	$182,262	16.8%	$165,630	15.7%	$16,632	10.0%
Depreciation and Amortization
North American Customer Care	$26,806	3.9%	$32,175	5.0%	$(5,369)	(16.7)%
International Customer Care	17,206	5.3%	17,313	5.5%	(107)	(0.6)%
Database Marketing and Consulting	9,548	11.5%	9,890	10.1%	(342)	(3.5)%

	$53,560	4.9%	$59,378	5.6%	$(5,818)	(9.8)%
Restructuring Charges, Net
North American Customer Care	$1,160	0.2%	$600	0.1%	$560	93.3%
International Customer Care	1,242	0.4%	862	0.3%	380	44.1%
Database Marketing and Consulting	271	0.3%	590	0.6%	(319)	(54.1)%

	$2,673	0.2%	$2,052	0.2%	$621	30.3%
Impairment Loss
North American Customer Care	$—	0.0%	$—	0.0%	$—	0.0%
International Customer Care	4,711	1.4%	2,641	0.8%	2,070	78.4%
Database Marketing and Consulting	—	0.0%	—	0.0%	—	0.0%

	$4,711	0.4%	$2,641	0.2%	$2,070	78.4%

	Year Ended December 31,
		% of		% of
	2005	Revenue	2004	Revenue	$ Change	% Change
	(Dollars in thousands)

Income (Loss) from Operations
North American Customer Care	$61,655	9.1%	$58,580	9.2%	$3,075	5.2%
International Customer Care	(22,134)	(6.8)%	(18,414)	(5.8)%	(3,720)	20.2%
Database Marketing and Consulting	(9,325)	(11.3)%	8,302	8.4%	(17,627)	(212.3)%

	$30,196	2.8%	$48,468	4.6%	$(18,272)	(37.7)%
Other Income (Expense)	$2,020	0.2%	$(14,263)	(1.4)%	$16,283	114.2%
Income Tax Provision	$2,516	0.2%	$9,464	0.9%	$(6,948)	(73.4)%

	Year Ended December 31,
		% of		% of
	2004	Revenue	2003	Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue
North American Customer Care	$638,359	60.7%	$635,627	63.5%	$2,732	0.4%
International Customer Care	315,938	30.0%	255,894	25.6%	60,044	23.5%
Database Marketing and Consulting	98,393	9.3%	109,607	10.9%	(11,214)	(10.2)%

	$1,052,690	100.0%	$1,001,128	100.0%	$51,562	5.2%
Costs of Services
North American Customer Care	$476,155	74.6%	$495,108	77.9%	$(18,953)	(3.8)%
International Customer Care	255,681	80.9%	217,214	84.9%	38,467	17.7%
Database Marketing and Consulting	42,685	43.4%	52,365	47.8%	(9,680)	(18.5)%

	$774,521	73.6%	$764,687	76.4%	$9,834	1.3%
Selling, General and Administrative
North American Customer Care	$70,849	11.1%	$60,526	9.5%	$10,323	17.1%
International Customer Care	57,855	18.3%	55,216	21.6%	2,639	4.8%
Database Marketing and Consulting	36,926	37.5%	34,118	31.1%	2,808	8.2%

	$165,630	15.7%	$149,860	15.0%	$15,770	10.5%
Depreciation and Amortization
North American Customer Care	$32,175	5.0%	$32,967	5.2%	$(792)	(2.4)%
International Customer Care	17,313	5.5%	15,887	6.2%	1,426	9.0%
Database Marketing and Consulting	9,890	10.1%	9,742	8.9%	148	1.5%

	$59,378	5.6%	$58,596	5.9%	$782	1.3%
Restructuring Charges, Net
North American Customer Care	$600	0.1%	$1,347	0.2%	$(747)	(55.5)%
International Customer Care	862	0.3%	2,228	0.9%	(1,366)	(61.3)%
Database Marketing and Consulting	590	0.6%	101	0.1%	489	484.2%

	$2,052	0.2%	$3,676	0.4%	$(1,624)	(44.2)%

	Year Ended December 31,
		% of		% of
	2004	Revenue	2003	Revenue	$ Change	% Change
	(Dollars in thousands)

Impairment Loss
North American Customer Care	$—	0.0%	$3,955	0.6%	$(3,955)	(100.0)%
International Customer Care	2,641	0.8%	3,000	1.2%	(359)	(12.0)%
Database Marketing and Consulting	—	0.0%	—	0.0%	—	0.0%

	$2,641	0.3%	$6,955	0.7%	$(4,314)	(62.0)%
Income (Loss) from Operations
North American Customer Care	$58,580	9.2%	$41,724	6.6%	$16,856	40.4%
International Customer Care	(18,414)	(5.8)%	(37,651)	(14.7)%	19,237	(51.1)%
Database Marketing and Consulting	8,302	8.4%	13,281	12.1%	(4,979)	(37.5)%

	$48,468	4.6%	$17,354	1.7%	$31,114	179.3%
Other Expense	$(14,263)	(1.4)%	$(11,996)	(1.2)%	$(2,267)	18.9%
Income Tax Provision	$9,464	0.9%	$34,859	3.5%	$(25,395)	(72.9)%

Financial Comparison

The following table is a condensed presentation of the components of the change in net income between the years ended December 31, 2005 and 2004 and is designed to facilitate the discussion of results of operations in this Annual Report Form 10-K:

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
	(In thousands)

Current year reported net income	$28,158	$24,003
Prior year reported net income	24,003	(30,504)

Difference	$4,155	$54,507

Explanation:
Net increase to income from operations excluding items separately identified below:	$19,853	$50,355
Impact of declining Minimum Commitments	(8,531)	(24,243)
Change in accruals for litigation	(2,885)	—
Change in restructuring charges, net	(621)	1,624
Change in impairment losses	(2,070)	4,314
Change in international service tax liability	(2,600)	—
Reversal of self insurance reserves	(3,251)	5,823
Termination of USPS contract	—	(3,378)
Database Marketing and Consulting segment:
Reversal of use tax accruals	(1,944)	1,944
Decrease in income from operations	(15,683)	(4,654)
Decrease in interest expense	5,032	2,273
(Decrease) increase in interest income	(1,255)	2,262
Debt restructuring charges	10,402	(10,402)
Change in foreign currency transaction losses	726	2,436
Increase in litigation settlement	1,026	(37)
Other	(992)	795
Tax provision for repatriation of foreign earnings	(3,695)	—
Reduction in deferred tax asset valuation allowances	12,165	23,413
(Decrease) increase in other components of tax expense	(1,522)	1,982

Total	$4,155	$54,507

The table below presents workstation data for our multi-client centers as of December 31, 2005 and 2004. Dedicated and Managed Centers (11,081 workstations) are excluded from the workstation data as unused workstations in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations.

	December 31, 2005			December 31, 2004
	Multi-Client			Total
	Production	In	% in	Production	In	% in
	Workstations	Use	Use	Workstations	Use	Use

North American Customer Care Segment	6,514	4,834	74%	5,438	3,056	56%
International Customer Care Segment	9,447	6,695	71%	9,174	5,958	65%

Combined	15,961	11,529	72%	14,612	9,014	62%

2005 versus 2004

Revenue.  The increase in North American Customer Care revenue between periods was driven primarily by the ramp up, commencing during the third quarter and continuing until the fourth quarter, of a short-term U.S. government program to aid in hurricane relief efforts that generated $45 million in revenue during 2005. Revenue also increased as a result of net expansion of existing client programs, offset by declining Minimum Commitments.

Revenue in the International Customer Care segment increased due to growth in Latin America and changes in foreign currency exchange rates, offset by the loss of client programs, primarily in the United Kingdom.

Database Marketing and Consulting revenue decreased primarily due to a decrease in the customer base.

Costs of Services.  Costs of services as a percentage of revenue in North American Customer Care were essentially flat compared to the prior year. In absolute dollars, costs of services increased as a result of the implementation of new programs, partially offset by implementation of our plans to reduce costs and increase client profitability.

Costs of services as a percentage of revenue in the International Customer Care segment decreased slightly compared to the prior year due to our efforts to terminate unprofitable client contracts, renegotiate unfavorable client contract terms, offset by increases related to new client programs in Latin America.

Costs of services as a percentage of revenue for our Database Marketing and Consulting segment increased primarily due to lower revenue without a corresponding decrease in costs. In addition, costs increased while transitioning certain back-office functions to lower cost locations.

Selling, General and Administrative.  The increase in selling, general and administrative expenses as a percentage of revenue in the North American Customer Care segment is related to increased sales and marketing expenses. In absolute dollars, selling, general and administrative expenses increased due to costs related to new product development and software maintenance.

Selling, general and administrative expenses for the International Customer Care segment increased, both as a percentage of revenue and in absolute dollars. These expenses increased as a result of changes in foreign currency exchange, a regional litigation settlement, and increased salaries and benefits expense resulting from headcount additions, offset by our efforts to reduce other costs.

The increase in selling, general and administrative expenses as a percentage of revenue in Database Marketing and Consulting was caused primarily by the decrease in revenue as selling, general and administrative expenses are primarily fixed in nature.

Depreciation and Amortization In absolute dollars, depreciation expense in North American Customer Care decreased between periods due to decreased depreciation following the closure of certain facilities. Depreciation expense in International Customer Care remained relatively unchanged. In absolute dollars, depreciation and amortization expense in Database Marketing and Consulting remained relatively unchanged but increased as a percentage of revenue due to the decrease in revenue discussed above.

Restructuring Charges.  During the year ended December 31, 2005, we recognized approximately $2.1 million of employee termination benefits across all three segments and $0.6 million for facility closure costs.

During the year ended December 31, 2004, we recognized approximately $2.5 million of employee termination benefits across all three segments. We also reversed approximately $0.9 million of excess accruals related to 2003 and prior restructurings. The reversal of excess accruals (accruals that are determined, subsequent to establishment, to no longer be our obligation due to a change in circumstances) has been offset against Restructuring Charges, Net in the accompanying Consolidated Statements of Operations

Impairment Loss.  During the year ended December 31, 2005, our International Customer Care segment recognized impairment losses of $2.1 million and $2.0 million, respectively, related to our decision to exercise an early lease termination option for our Glasgow, Scotland CMC (after which there would not be sufficient future cash flow to cover the asset values) and the late 2005 cessation of operations of a CMC in South Korea. In addition, our North American Customer Care segment recorded an impairment loss of $0.6 million related to our decision to exit a lease early (see Critical Accounting Policies — Impairment of Long-Lived Assets) and the discontinued use of certain software.

During 2004, we determined that our CMC in Glasgow, Scotland would not generate sufficient undiscounted cash flows to recover the net book value of its assets. As a result, our International Customer Care segment recorded a charge of approximately $2.6 million to reduce the net book value of the long-lived assets at this CMC to their then estimated net realizable value.

Potential future impairments are discussed under Critical Accounting Policies.

Other Income (Expense).  The decrease in interest expense for the year ended December 31, 2005 is primarily due to lower average borrowings in 2005 versus 2004. Included in Debt Restructuring Charge for the year ended December 31, 2004 is $7.6 million of one-time charges related to restructuring of the Company’s debt, of which approximately $6.4 million was a cash charge and the remaining $1.2 million was a non-cash charge to write-off previously capitalized debt issuance costs. Additionally, we recorded a one-time charge of $2.8 million related to the termination of an interest rate swap.

Income Taxes.  The effective tax rate for the year ended December 31, 2005 was 8.2%. As discussed in Note 9 to the Consolidated Financial Statements, we reversed $9.9 million of the U.S. deferred tax valuation allowance in the third quarter of 2005. As also discussed in Note 9 to the Consolidated Financial Statements, we reversed $1.4 million and $1.4 million of the deferred tax valuation allowance in Argentina and Brazil, respectively. As required by SFAS No. 109, the valuation allowance was reversed into earnings during the quarter in which the change in judgment occurred.

Additionally, as discussed in Note 9 to the Consolidated Financial Statements we incurred $3.7 million in taxes associated with our Domestic Reinvestment Plan, which had a significant impact on our effective tax rate. Without these items, our effective tax rate would have been approximately 36% in 2005.

We expect our effective tax rate in future periods will be approximately 35% to 40%.

2004 versus 2003

Revenue.  The increase in North American Customer Care revenue between periods was driven primarily by new client programs and increases in revenue in certain continuing client programs; partially offset by declining minimum commitments, a decline in revenue at Percepta, and the loss of client programs.

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

Costs of Services.  Costs of services as a percentage of revenue in North American Customer Care decreased mostly due to the successful implementation of our plan to reduce costs and increase client profitability. In addition, as a result of a 32% reduction in U.S.-based employee enrollment rates in the Company’s health plan we reduced certain self-insurance accruals, which resulted in a change in estimate of $4.4 million.

The decrease in costs of services as a percentage of revenue in International Customer Care between periods is a result of the termination of several unprofitable contracts, renegotiations of unfavorable contract terms, and reductions in force. This was offset by an increase in cost of services as a percentage of revenue in the Asia Pacific region, which was caused by increased costs related to entering new markets in the region and a new client launch. In absolute dollars, 49% of the increase in costs of services in International Customer Care is due to changes in foreign currency exchange rates.

Selling, General and Administrative.  Selling, general and administrative expenses increased as a percentage of revenue for North American Customer Care. More than half of the increase related to increases in salaries and related expenses due to headcount additions in sales, marketing, and product development personnel to implement our revenue growth strategy. The remaining increase was due to the recording of employee incentive compensation accruals during the current year (none were earned in the prior year), and consulting expense related to implementing the provisions of the Sarbanes-Oxley Act of 2002.

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

The increase in selling, general and administrative expenses as a percentage of revenue in Database Marketing and Consulting was caused primarily by the decrease in revenue as selling, general and administrative expenses are primarily fixed in nature, partially offset by a change in estimate for potential sales and use tax liabilities of $2.3 million, which increased Net Income. The increase in selling, general and administrative expense excluding the impact of the change in the sales and use tax liability is due to increases in payroll-related expenses due to headcount additions in sales, marketing, and product development to implement our revenue growth strategy.

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

The increase in the Database Marketing and Consulting depreciation and amortization expense was due to related depreciation and amortization expense additions of property and technology equipment combined with the commencement of amortizing certain capitalized software costs during 2004.

Restructuring Charges.  During the year ended December 31, 2004, we recognized approximately $3.0 million of termination benefits for approximately 630 employees across all three segments. We also reversed approximately $0.9 million of excess accruals related to 2003 and prior restructurings. Restructuring charges are accrued in accordance with SFAS No. 146. The reversal of excess accruals (accruals that are determined, subsequent to establishment, to no longer be our obligation due to a change in circumstances) has been offset against Restructuring Charges, Net in the accompanying Consolidated Statements of Operations.

During the year ended December 31, 2003, the North American Customer Care segment recorded restructuring charges of approximately $1.6 million related to the closure of its Kansas City, Kansas facility being used to serve the United States Postal Service. These charges consisted primarily of the remaining lease liability along with severance payments. In addition, the Company’s North American Customer Care segment recorded a charge of $0.4 million for severance and termination benefits for 591 employees at a Managed Center that was closed in March 2003. The Company’s North American Customer Care, International Customer Care, and Database Marketing and Consulting segments also recorded approximately $1.3 million, $2.2 million, and $0.1 million, respectively, during the year ended December 31, 2003 for other severance and termination benefits related to the termination of 102, 203, and 13 administrative employees, respectively. The Company reversed approximately $1.9 million of excess accruals related to 2002 and prior restructurings. The reversal of excess accruals has been offset against the Restructuring Charges, Net in the accompanying Consolidated Statements of Operations.

Impairment Loss.  During 2004, we determined that our CMC in Glasgow, Scotland would not generate sufficient undiscounted cash flows to recover the net book value of its assets. As a result, our International Customer Care segment recorded a charge of approximately $2.6 million to reduce the net book value of the long-lived assets at this CMC to their estimated net realizable value.

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

Other Income (Expense).  Interest expense for the year ended December 31, 2004 includes approximately $1.6 million interest expense estimated to be paid as a result of implementing our tax planning strategies and $6.9 million related to our long-term debt and grant advances. The decrease in interest expense related to long-term debt from the prior year is due to the prepayment of the Senior Notes discussed in Note 6 of the accompanying Consolidated Financial Statements. Included in debt restructuring charge for the year ended December 31, 2004 are $7.6 million of one-time charges related to restructuring of the debt, of which approximately $6.4 million was a cash charge and the remaining $1.2 million was a non-cash charge to write-off previously capitalized debt issuance costs. Additionally, we recorded a one-time charge of $2.8 million related to the termination of an interest rate swap.

Income Taxes.  When compared to 2003, income tax expense in 2004 decreased $25.4 million to $9.5 million even though pre-tax book income increased $28.8 million. This is primarily due to the fact that in 2003 we increased our valuation allowance by $25.9 million and wrote-off a $7.2 million deferred tax asset related to our investment in EHI and did not incur any similar tax charges in 2004. Also, in 2004 we benefited by not recording deferred tax expense with respect to new deferred tax assets in tax jurisdictions with valuation allowances, such as the U.S., to the extent we were generating current taxable income.

Liquidity and Capital Resources

Our primary sources of liquidity during 2005 were existing cash balances, cash generated from operating activities, and borrowings under the Company’s revolving line of credit. We expect that our future working capital, capital expenditures, and debt service requirements will be satisfied primarily from existing cash balances and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent upon, among other things, our ability to (i) sell new business, (ii) expand existing client relationships, and (iii) efficiently manage our operating costs.

The amount of capital required in 2006 will also depend on our levels of investment in infrastructure necessary to maintain, upgrade, or replace existing assets. We currently expect that capital expenditures in 2006 will be approximately the same as our 2005 capital expenditures. Our working capital and capital expenditure requirements could increase materially in the event of acquisitions or joint ventures, among other factors. These factors could require that we raise additional capital in the future.

The following discussion highlights our cash flow activities during the years ended December 31, 2005, 2004, and 2003.

Cash and Cash Equivalents.  We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. Our cash and cash equivalents totaled $32.5 million as of December 31, 2005 compared to $75.1 million as of December 31, 2004.

Free Cash Flow.  Free cash flow (see Presentation of Non-GAAP Measurements for definition of Free Cash Flow) was $3.9 million, $71.0 million, and $(25.4) million for the years ended December 31, 2005, 2004, and 2003, respectively. The decrease from 2004 to 2005 primarily resulted from increased accounts receivable balances primarily from the ramp-up of the short-term government program discussed above, and higher cash paid for tax expense.

The increase from 2003 to 2004 resulted from an increase in Net Cash Flows from Operating Activities of approximately $53.7 million and a decrease in Purchases of Property and Equipment of approximately $42.8 million. The increase in Net Cash Flows from Operating Activities is primarily attributable to a benefit in deferred income taxes and the company operating profitably for the year ended December 31, 2004 compared to the same period in 2003. The decrease in Purchases of Property and Equipment was primarily attributable to the 2003 purchase of our headquarters building.

Cash flows from operating activities.  We reinvest the cash flow from operating activities in our business or purchases of treasury stock. For the years ended December 31, 2005, 2004, and 2003, we reported net cash flows provided by operating activities of $41.5 million, $112.7 million, and $59.0 million, respectively. The decrease from 2004 to 2005 resulted from changes in working capital accounts, primarily due to increased accounts receivable. The increase in accounts receivable primarily resulted from the ramp-up of the short term government program discussed previously and other new or expanded clients that ramped in the fourth quarter of 2005.

Cash flows from investing activities.  We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the years ended December 31, 2005, 2004, and 2003, we reported net cash flows used in investing activities of $41.4 million, $42.1 million, and $87.8 million, respectively. The decrease from 2003 to 2004 million primarily resulted from the 2003 purchase of our headquarters building.

Cash flows from financing activities.  For the years ended December 31, 2005, 2004, and 2003, we reported net cash flows (used in) provided by financing activities of $(36.1) million, $(123.0) million, and $32.1 million, respectively. The decrease from 2003 to 2004 of $155.1 million principally resulted from the repayment of our long-term debt and credit facility. Cash used for financing activities during 2005 primarily represents approximately $68 million for repurchases of our stock offset by approximately $27 million of borrowings under our line of credit.

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations are summarized as follows:

	Less than	2-3	4-5	Over
	1 Year	Years	Years	5 Years	Total
	(In thousands)

Contractual Obligations
Long-term debt(1)	$—	$26,700	$—	$—	$26,700
Capital lease obligations(1)	92	976	—	—	1,068
Grant advances(1)	—	—	—	6,476	6,476
Purchase obligations(2)	17,136	7,403	122	—	24,661
Operating lease commitments(2)	24,513	37,349	24,382	49,956	136,200

Total	$41,741	$72,428	$24,504	$56,432	$195,105

(1)	Reflected on Consolidated Balance Sheets

(2)	Not reflected on Consolidated Balance Sheets

Purchase Obligations.  Occasionally we contract with certain of our communications clients (which represent approximately one-third of our annual revenue) to provide us with telecommunication services. We believe these contracts are negotiated on an arms-length basis and may be negotiated at different times and with different legal entities.

Future Capital Requirements.  Our cash requirements include capital expenditures primarily related to ongoing maintenance, upgrades or replacement of existing assets, the development and retrofit of new and/or existing CMCs, possible acquisitions of companies, formations of joint ventures, and repurchases of common stock.

We expect total capital expenditures in 2006 to be approximately $40 million attributable to (i) maintenance capital for existing CMCs, (ii) the opening and/or expansion of CMCs, and (iii) internal technology projects. The anticipated level of 2006 capital expenditures is primarily dependent upon new client contracts and the corresponding requirements for additional CMC capacity and technological infrastructure.

We may consider restructurings, dispositions, mergers, acquisitions, and other similar transactions. Such transactions could include the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption, or refinancing of indebtedness, and could be material to the consolidated financial condition and consolidated results of operations of the Company.

The launch of large client contracts may result in negative working capital because of the time period between incurring the costs for training and launching the program, and the beginning of the accounts receivable collection process. As a result, periodically we may generate negative cash flows from operating activities.

Debt Instruments and Related Covenants

We discuss debt instruments and related covenants in Note 6 to Consolidated Financial Statements.

CLIENT CONCENTRATIONS

Our five largest clients accounted for 46.3%, 53.0%, and 51.0% of our revenue for the years ended December 31, 2005, 2004, and 2003, respectively. In addition, these five clients accounted for an even greater proportional share of our consolidated earnings. The profitability of services provided to these clients varies greatly based upon the specific contract terms with any particular client. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis. The risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. The contracts with these clients expire between 2006 and 2010. Additionally, a particular client can have multiple contracts with different expiration dates. We have historically renewed most of our contracts with our largest clients. However, there is no assurance that future contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts.

Under the terms of the original contract with Verizon Communications (“Verizon”) relating to its Competitive Local Exchange Carrier (“CLEC”) business, there were certain minimum monthly volume commitments at pre-determined hourly billing rates (“Minimum Commitments”). As previously reported, when the CLEC work was redirected to other Verizon business units during 2001, Verizon continued to honor the contractual terms of its Minimum Commitments. While the terms negotiated by these business units were generally at lower hourly billing rates (“Base Rates”) than the Minimum Commitments, Verizon continued to meet its financial obligations associated with the Minimum Commitments. In addition, we agreed to settle for cash certain remaining Minimum Commitments with Verizon and these settlement payments were amortized over the life of such Minimum Commitments. The Minimum Commitments had been satisfied by December 31, 2004. The amount of Minimum Commitments satisfied by Verizon in excess of the Base Rates, together with amortized settlement payments, were $8.5 million, $31.5 million, and $32.7 million for the years ended December 31, 2004, 2003, and 2002, respectively. These amounts impacted pre-tax earnings by a like amount and, accordingly, the decline had an adverse effect on our operating results in 2004 and 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

We discuss the potential impact of recent accounting pronouncements in Note 1 to the Consolidated Financial Statements.

BUSINESS OUTLOOK

For the full year 2006, we expect revenue to grow approximately 8% to 10% over 2005 and believe our fourth quarter 2006 operating margin will approximate 6% to 7% excluding unusual charges, if any.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact the consolidated financial position, consolidated results of operations, or consolidated cash flows of the Company due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in U.S. interest rates, London Inter Bank Offer Rate (“LIBOR”), and foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to our normal operating and funding activities. As of December 31, 2005, we had entered into financial hedge instruments with several financial institutions to manage and reduce the impact of changes principally in the U.S./Canadian dollar exchange rates.

Interest Rate Risk

The interest rate on our Credit Facility is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. At December 31, 2005, there was a $26.7 million outstanding balance under the Credit Facility. If the Prime Rate increased 100 basis points, there would not be a material impact to the Company.

Foreign Currency Risk

We have operations in Argentina, Australia, Brazil, Canada, China, Germany, India, Malaysia, Mexico, New Zealand, the Philippines, Singapore, Spain, the United Kingdom, and Venezuela. The expenses from these operations, and in some cases the revenue, are denominated in local currency, thereby creating exposures to changes in exchange rates. The changes in the exchange rate may positively or negatively affect our revenue and net income attributed to these subsidiaries. For the years ended December 31, 2005, 2004, and 2003, revenue from non-U.S. countries represented 50.2%, 48.0%, and 41.6% of consolidated revenue, respectively.

A business strategy for our North American Customer Care segment is to serve certain U.S.-based clients from CMCs located in foreign countries, including Argentina, Canada, India, Mexico, and the Philippines, in order to leverage the associated U.S./foreign currency exchange rates. In order to mitigate the risk of these foreign currencies strengthening against the U.S. Dollar, which thereby decreases the economic benefit of performing work in these countries, we may hedge a portion, but not 100%, of the foreign currency exposure related to client programs served from these foreign countries. While our hedging strategy can protect us from changes in the U.S./foreign currency exchange rates in the short-term, an overall strengthening of the foreign currencies would adversely impact margins in the North American Customer Care segment over the long-term.

The majority of this type of work is performed from CMCs located in Canada. During the years ended December 31, 2005 and 2004, the Canadian dollar strengthened against the U.S. dollar by 3.3% and 6.9%, respectively. We have contracted with several financial institutions on behalf of our Canadian subsidiary to acquire a total of $117.2 million Canadian dollars through March 2007 at a fixed price in U.S. dollars of $95.9 million. As of December 31, 2005, we had total derivative assets associated with foreign exchange contracts of $5.0 million, of which Canadian dollar derivative assets represented $4.7 million (91% of this value settles in 2006). If the U.S./Canadian dollar exchange rate were to increase or decrease 10% from period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding gains or losses in the underlying exposures.

Other than the transactions hedged as discussed above, the majority of the transactions of our U.S. and foreign operations are denominated in the respective local currency while some transactions are denominated in other currencies. For example, the intercompany transactions that are expected to be settled are denominated in the local currency of the billing company. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of such a transaction, any foreign currency gain or loss results in an adjustment to income. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we strive to settle these accounts on a timely basis.

Fair Value of Debt and Equity Securities

We did not have any investments in debt or equity securities at December 31, 2005.

Item 8.	Financial Statements and Supplementary Data.

The financial statements required by this item are located beginning on page F-1 of this report and incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no changes in or disagreements with our independent auditors regarding accounting or financial disclosure matters.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. The Company’s disclosure controls and procedures have also been designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report on management’s assessment of the design and effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The Company’s independent registered public accounting firm also audited, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” in Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

Based on their evaluation as of December 31, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

For information regarding our Directors, we hereby incorporate by reference the information to appear under the caption “Information Concerning the Nominees for Election as Directors” in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders.

For a discussion of our executive officers, refer to Part I, Item 4A entitled Executive Officers of TeleTech Holdings, Inc.

Item 11.	Executive Compensation.

We hereby incorporate by reference the information to appear under the caption “Executive Officers — Executive Compensation” in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, provided, however, that neither the Report of the Compensation Committee on Executive Compensation nor the Performance Graph set forth therein shall be incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We hereby incorporate by reference the information to appear under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions.

We hereby incorporate by reference the information to appear under the captions “Certain Relationships and Related Party Transactions” in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders.

Item 14.	Principal Accountants Fees and Services.

We hereby incorporate by reference the information to appear under the caption “Independent Audit Fees” in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements

The Index to Consolidated Financial Statements is set forth on page F-1 of this report.

(2) Financial Statement Schedules

All schedules for TeleTech have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information is included in the respective Consolidated Financial Statements or notes thereto.

(3) Exhibits

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of TeleTech (incorporated by reference to Exhibit 3.1 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)
3.2	Amended and Restated Bylaws of TeleTech (incorporated by reference to Exhibit 3.2 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)
10.1†	TeleTech Holdings, Inc. Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)
10.2†	TeleTech Holdings, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-69668) filed on September 19, 2001)
10.3†	TeleTech Holdings, Inc. Amended and Restated 1999 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-96617) filed on July 17, 2002)
10.4†	Newgen Results Corporation 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Newgen Results Corporation’s Form S-1 Registration Statement (Registration No. 333-62703) filed on September 2, 1998)
10.5†	Newgen Results Corporation 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Newgen Results Corporation’s Form S-1 Registration Statement (Registration No. 333-62703) filed on September 2, 1998)
10.6	Form of Client Services Agreement, 1996 version (incorporated by reference to Exhibit 10.12 to TeleTech’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-04097) filed on June 5, 1996)
10.7	Agreement for Customer Interaction Center Management Between United Parcel General Services Co. and TeleTech (incorporated by reference to Exhibit 10.13 to TeleTech’s Amendment No. 4 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 30, 1996)
10.8	Client Services Agreement dated May 1, 1997, between TeleTech Customer Care Management (Telecommunications), Inc. and GTE Card Services Incorporated d/b/a GTE Solutions (incorporated by reference to Exhibit 10.12 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 1997)
10.9	Operating Agreement for Ford Tel II, LLC effective February 24, 2000 by and among Ford Motor Company and TeleTech Holdings, Inc. (incorporated by reference to Exhibit 10.25 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2000)
10.10	Credit Agreement dated as of October 29, 2002 among TeleTech, Bank of America, N.A. and the other Lenders party thereto
10.11	Amended and Restated Lease and Deed of Trust Agreement dated June 22, 2000 (incorporated by reference to Exhibit 10.31 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 30, 2000)
10.12	Amended and Restated Participation Agreement dated June 22, 2000 (incorporated by reference to Exhibit 10.32 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 30, 2000)
10.13	Private Placement of Senior Notes pursuant to Note Purchase Agreement dated October 30, 2001 (incorporated by reference to Exhibit 10.73 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10.14†	Employment Agreement dated May 15, 2001 between James Kaufman and TeleTech (incorporated by reference to Exhibit 10.64 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10.15†	Stock Option Agreement dated August 16, 2000 between James Kaufman and TeleTech (incorporated by reference to Exhibit 10.53 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)

Exhibit
No.	Description

10.16†	Non-Qualified Stock Option Agreement dated October 27, 1999 between Michael E. Foss and TeleTech (incorporated by reference to Exhibit 10.26 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2000)
10.17†	Promissory Note dated November 28, 2000 by Sean Erickson for the benefit of TeleTech (incorporated by reference to Exhibit 10.62 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10.18†	Promissory Note dated March 28, 2001 by Sean Erickson for the benefit of TeleTech
10.19†	Employment Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.66 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10.20†	Stock Option Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.70 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10.21†	Restricted Stock Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.71 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10.22†	Restricted Stock Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.72 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10.23†	Employment Agreement dated October 15, 2001 between Ken Tuchman and TeleTech (incorporated by reference to Exhibit 10.68 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10.24†	Stock Option Agreement dated October 1, 2001 between Ken Tuchman and TeleTech (incorporated by reference to Exhibit 10.69 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10.25†	Letter Agreement dated January 11, 2001 between Chris Batson and TeleTech (incorporated by reference to Exhibit 10.54 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10.26†	Stock Option Agreement dated January 29, 2001 between Chris Batson and TeleTech (incorporated by reference to Exhibit 10.55 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10.27†	Letter Agreement dated January 26, 2001 between Jeffrey Sperber and TeleTech (incorporated by reference to Exhibit 10.56 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10.28†	Stock Option Agreement dated March 5, 2001 between Jeffrey Sperber and TeleTech (incorporated by reference to Exhibit 10.57 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10.29	First Amendment to Note Purchase Agreement dated as of February 1, 2003 by and among TeleTech Holdings, Inc. and each of the institutional investors party thereto
10.30	Second Amendment to Note Purchase Agreement dated as of August 1, 2003 by and among TeleTech Holdings, Inc. and each of the institutional investors party thereto
10.31	Third Amendment to Note Purchase Agreement dated as of September 30, 2003 by and among TeleTech Holdings, Inc. and each of the institutional investors party thereto
10.32	First Amendment to Credit Agreement dated as of February 10, 2003 by and among TeleTech Holdings, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent
10.33	Second Amendment to Credit Agreement dated as of June 30, 2003 by and among TeleTech Holdings, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent
10.34	Third Amendment to Credit Agreement dated as of October 24, 2003 by and among TeleTech Holdings, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent

Exhibit
No.	Description

10.35	Intercreditor and Collateral Agency Agreement dated as of October 24, 2003 among various creditors of TeleTech Holdings, Inc. and Bank of America, N.A. as collateral agent
10.36	Pledge Agreement dated as of October 24, 2003 by and among TeleTech Holdings, Inc., each subsidiary of TeleTech Holdings, Inc. party thereto and Bank of America, N.A. as collateral agent
10.37	Security Agreement dated as of October 24, 2003 by and among TeleTech Holdings, Inc., each subsidiary of TeleTech Holdings, Inc. party thereto and Bank of America, N.A. as collateral agent
21.1*	List of subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Rule 13a-14(a) Certification of CEO of TeleTech
31.2*	Rule 13a-14(a) Certification of CFO of TeleTech
32*	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Filed herewith.

†	Management contract or compensatory plan or arrangement filed pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on February 21, 2006.

TELETECH HOLDINGS, INC.

By:
/s/  Kenneth D. Tuchman

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 21, 2006, by the following persons on behalf of the registrant and in the capacities indicated:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the
Board of Directors of TeleTech Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of TeleTech Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of TeleTech Holdings, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleTech Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TeleTech Holdings, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Denver, Colorado
February 20, 2006

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

/s/  Kenneth D. Tuchman
Kenneth D. Tuchman
Chief Executive Officer
February 21, 2006

/s/  Dennis J. Lacey
Dennis J. Lacey
Chief Financial Officer
February 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and the
Board of Directors of TeleTech Holdings, Inc.:

We have audited management’s assessment, included in the section entitled Management’s Report on Internal Control over Financial Reporting, that TeleTech Holdings, Inc. (the “Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TeleTech Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that TeleTech Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, TeleTech Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TeleTech Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 20, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
February 20, 2006

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2005	2004
	(Amounts in thousands,
	except share amounts)

ASSETS
Current assets
Cash and cash equivalents	$32,505	$75,066
Accounts receivable, net	207,090	148,627
Prepaid and other assets	30,270	28,475
Deferred tax assets, net	12,990	6,609
Income tax receivable	16,298	16,154

Total current assets	299,153	274,931
Property and equipment, net	133,635	145,220
Other assets
Goodwill	32,077	30,613
Contract acquisition costs, net	12,874	14,607
Deferred tax assets, net	30,621	18,454
Other assets	9,871	12,970

Total assets	$518,231	$496,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$30,096	$23,204
Accrued employee compensation and benefits	59,196	54,376
Other accrued expenses	40,422	33,124
Income tax payable	17,398	15,226
Deferred tax liabilities, net	2,556	5,245
Customer advances and deferred income	10,515	5,017

Total current liabilities	160,183	136,192
Long-term liabilities
Long-term debt, net of current
Capital lease obligations	976	152
Line of credit	26,700	—
Grant advances	6,476	7,287
Deferred tax liabilities	6,821	8,586
Other long-term liabilities	17,157	14,161
Commitments and contingent liabilities (see Note 8)	—	—

Total liabilities	218,313	166,378

Minority interest	6,544	7,872
Stockholders’ equity
Stock purchase warrants	—	5,100
Common stock; $0.01 par value; 150,000,000 shares authorized; 69,162,448 and 74,931,907 shares outstanding as of December 31, 2005 and 2004, respectively	694	750
Additional paid-in capital	146,367	198,989
Accumulated other comprehensive income	3,698	3,249
Retained earnings	142,615	114,457

Total stockholders’ equity	293,374	322,545

Total liabilities and stockholders’ equity	$518,231	$496,795

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(amounts in thousands, except per share data)

Revenue	$1,086,673	$1,052,690	$1,001,128
Operating expenses
Costs of services	813,271	774,521	764,687
Selling, general and administrative expenses	182,262	165,630	149,860
Depreciation and amortization	53,560	59,378	58,596
Restructuring charges, net	2,673	2,052	3,676
Impairment losses	4,711	2,641	6,955

Total operating expenses	1,056,477	1,004,222	983,774

Income from operations	30,196	48,468	17,354
Other income (expense)
Interest income	2,790	4,045	1,783
Interest expense	(3,510)	(8,542)	(10,954)
Debt restructuring charges	—	(10,402)	—
Other, net	2,740	636	(2,825)

Income before income taxes and minority interest	32,216	34,205	5,358
Provision for income taxes	2,516	9,464	34,859

Income (loss) before minority interest	29,700	24,741	(29,501)
Minority interest	(1,542)	(738)	(1,003)

Net income (loss)	$28,158	$24,003	$(30,504)

Other comprehensive income (loss)
Foreign currency translation adjustments	$3,152	$6,893	$14,545
Derivatives valuation, net of tax	(2,703)	3,064	5,511

Other comprehensive income (loss), net of tax	449	9,957	20,056

Comprehensive income (loss)	$28,607	$33,960	$(10,448)

Weighted average shares outstanding
Basic	72,121	74,751	74,206
Diluted	73,631	76,109	74,206
Net income (loss) per share
Basic	$0.39	$0.32	$(0.41)
Diluted	$0.38	$0.32	$(0.41)

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated			Total
			Additional	Other	Stock		Stock-
	Common Stock		Paid-in	Comprehensive	Purchase	Retained	holders’
	Shares	Amount	Capital	Income (Loss)	Warrants	Earnings	Equity
	(Amounts in thousands)

Balances
December 31, 2002	74,124	$740	$192,546	$(26,764)	$5,100	$120,958	$292,580
Net loss	—	—	—	—	—	(30,504)	(30,504)
Foreign currency translation adjustments	—	—	—	14,545	—	—	14,545
Derivative valuation, net of tax	—	—	—	5,511	—	—	5,511
Employee stock purchase plan	271	3	914	—	—	—	917
Exercise of stock options	618	6	2,888	—	—	—	2,894
Purchases of common stock	(255)	(2)	(1,165)	—	—	—	(1,167)
Amortization of deferred compensation	—	—	620	—	—	—	620
Restricted stock grant	250	3	—	—	—	—	3
Other	—	—	113	—	—	—	113

Balances
December 31, 2003	75,008	750	195,916	(6,708)	5,100	90,454	285,512
Net income	—	—	—	—	—	24,003	24,003
Foreign currency translation adjustments	—	—	—	6,893	—	—	6,893
Derivative valuation, net of tax	—	—	—	3,064	—	—	3,064
Employee stock purchase plan	90	1	464	—	—	—	465
Exercise of stock options	688	7	7,000	—	—	—	7,007
Purchases of common stock	(854)	(8)	(5,601)	—	—	—	(5,609)
Amortization of deferred compensation	—	—	490	—	—	—	490
Other	—	—	720	—	—	—	720

Balances
December 31, 2004	74,932	750	198,989	3,249	5,100	114,457	322,545
Net income	—	—	—	—	—	28,158	28,158
Foreign currency translation adjustments	—	—	—	3,152	—	—	3,152
Derivative valuation, net of tax	—	—	—	(2,703)	—	—	(2,703)
Employee stock purchase plan	65	1	536	—	—	—	537
Exercise of stock options	1,269	10	10,140	—	—	—	10,150
Purchases of common stock	(7,104)	(67)	(67,774)	—	—	—	(67,841)
Amortization of deferred compensation	—	—	74	—	—	—	74
Expiration of stock warrants	—	—	5,100	—	(5,100)	—	—
Other	—	—	(698)	—	—	—	(698)

Balances
December 31, 2005	69,162	$694	$146,367	$3,698	$—	$142,615	$293,374

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)

Cash flows from operating activities
Net income (loss)	$28,158	$24,003	$(30,504)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,560	59,378	58,596
Amortization of contract acquisition costs	3,890	4,631	4,631
Provision for doubtful accounts	207	2,247	4,043
Deferred income taxes	(23,003)	(1,698)	16,636
Share of loss on equity investment	—	—	438
Minority interest	1,542	738	1,003
Impairment losses	4,711	2,641	6,955
Tax benefit from stock option exercises	2,763	1,877	30
Loss on disposal of assets	(271)	546	1,062
Other	(131)	308	—
Changes in assets and liabilities:
Accounts receivable	(58,670)	(2,107)	(4,494)
Prepaid and other assets	979	2,083	(1,907)
Accounts payable and accrued expenses	22,253	25,265	15,471
Customer advances and deferred income	5,498	(7,231)	(12,932)

Net cash provided by operating activities	41,486	112,681	59,028

Cash flows from investing activities
Purchases of property and equipment	(37,606)	(41,677)	(84,431)
Acquisition of a business, net of cash acquired	—	—	(1,868)
Investment in joint venture	—	(310)	(1,538)
Purchases of intangible assets	(1,587)	—	—
Contract acquisition costs	(2,160)	—	—
Other	—	(114)	23

Net cash used in investing activities	(41,353)	(42,101)	(87,814)

Cash flows from financing activities
Proceeds from lines of credit	$412,500	$145,900	$39,000
Payments on lines of credit	(385,800)	(184,900)	—
Proceeds from long-term debt borrowings	—	—	406
Payments for long-term debt and capital lease obligations	(155)	(75,358)	(4,599)
Debt refinancing fees	—	(1,000)	—
Payment on grant advance	—	(5,780)	—
Payments to minority shareholder	(3,354)	(3,600)	(5,400)
Payments from minority shareholder	640	1,742	—
Proceeds from employee stock purchase plan	537	465	917
Proceeds from exercise of stock options	7,387	5,130	2,894
Purchases of treasury stock	(67,841)	(5,609)	(1,167)

Net cash (used in) provided by financing activities	(36,086)	(123,010)	32,051

Effect of exchange rate changes on cash and cash equivalents	(6,608)	(14,159)	(5,687)
Net decrease in cash and cash equivalents	(42,561)	(66,589)	(2,422)
Cash and cash equivalents, beginning of year	75,066	141,655	144,077

Cash and cash equivalents, end of year	$32,505	$75,066	$141,655

Supplemental disclosures of cash flow information
Cash paid for interest	$733	$9,757	$10,580
Cash paid for income taxes	$22,071	$10,525	$8,944

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements for the Years Ended
December 31, 2005, 2004 and 2003

NOTE 1:	OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview of Company.  TeleTech Holdings, Inc. (“TeleTech” or the “Company”) serves its clients through two primary businesses: (i) Customer Management Services, which provides outsourced customer support and marketing services (“Customer Care”) for a variety of industries via operations in the United States (“U.S.”), Argentina, Australia, Brazil, Canada, China, Germany, India, Malaysia, Mexico, New Zealand, the Philippines, Singapore, Spain, the United Kingdom, and Venezuela; and (ii) Database Marketing and Consulting, which provides outsourced database management, direct marketing, and related customer acquisitions and retention services for automotive dealerships and manufacturers operating in North America.

Basis of Presentation.  The consolidated financial statements are comprised of the accounts of TeleTech, its wholly owned subsidiaries, and its majority owned subsidiaries Percepta, LLC (“Percepta”) and TeleTech Services (India) Limited (“TeleTech India”). All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in 2004 and 2003 have been reclassified in the consolidated financial statements to conform to the 2005 presentation.

Use of Estimates.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period (discussed further below). The Company’s use of accounting estimates is primarily in the areas of (i) forecasting future taxable income for determining whether deferred tax valuation allowances are necessary; (ii) providing for self-insurance reserves, litigation reserves, and restructuring reserves; (iii) estimating future estimated cash flows for evaluating the carrying value of long-lived assets; and (iv) assessing recoverability of accounts receivable and providing for allowance for doubtful accounts.

The Company self-insures for certain levels of workers’ compensation and employee health insurance. The Company records estimated liabilities for workers’ compensation and employee health insurance based upon analyses of historical claims experience performed by independent actuaries. The most significant assumption the Company makes in estimating these liabilities is that future claims experience will emerge in a similar pattern with historical claims experience.

Concentration of Credit Risk.  The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and derivative instruments. Historically, the losses related to credit risk have not been material. The Company regularly monitors its credit risk to mitigate the possibility of current and future exposures resulting in a loss. The Company evaluates the creditworthiness of its clients prior to entering into an agreement to provide services, and on an on-going basis as part of the processes for revenue recognition and accounts receivable. The Company does not believe it is exposed to more than a nominal amount of credit risk in its derivative hedging activities, as the counter parties are established, well-capitalized financial institutions.

Foreign Currency Translation.  The assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is not the U.S. dollar, are translated at the exchange rates in effect on the last day of the period and income and expenses are translated at the weighted average exchange rate during the reporting period. The net effect of translation gains and losses is accumulated in Accumulated Other Comprehensive Income (Loss) as a separate component of Stockholders’ Equity. Foreign currency transaction gains and losses are included in determining Net Income (Loss). Intercompany loans are generally treated as permanently invested as settlement is not planned or anticipated in the foreseeable future and, accordingly, such foreign currency transactions are not included in the determination of Net Income (Loss).

Derivatives.  The Company uses forward and option contracts to manage risks generally associated with foreign exchange rate volatility. The Company enters into foreign exchange forward and option contracts to

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements For the Years Ended
December 31, 2005, 2004 and 2003 — (Continued)

hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges in accordance with the criteria established in Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).

SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the consolidated balance sheet as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in Accumulated Other Comprehensive Income. SFAS No. 133 requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 also requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. Based on the criteria established by SFAS No. 133, all of the Company’s cash flow hedge contracts are deemed effective. The settlement of these derivatives will result in reclassifications to earnings in the period during which the hedged transactions affect earnings (from Accumulated Other Comprehensive Income).

While the Company expects that its derivative instruments will continue to meet the conditions for hedge accounting, if the hedges did not qualify as highly effective or if the Company did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected currently in earnings.

Cash and Cash Equivalents.  The Company considers all cash and investments with an original maturity of 90 days or less to be cash equivalents.

Long-Lived Assets.

Property and Equipment.  Property and equipment are stated at cost less accumulated depreciation and amortization. Additions, improvements, and major renewals are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. Amounts paid for software licenses and third-party-packaged software are capitalized.

The Company depreciates assets acquired under capital leases and leasehold improvements associated with operating leases over the shorter of the expected useful life or the initial term of the leases. The Company has negotiated certain rent holidays, landlord/tenant incentives, and escalations in the base price of the rent payments over the term of their operating leases. In accordance with SFAS No. 13 “Accounting for Leases,” FASB Technical Bulletin 88-1 “Issues Relating to Accounting for Leases,” and FASB Technical Bulletin 85-3 “Accounting for Operating Leases with Scheduled Rent Increases,” the Company recognizes rent holidays and rent escalations on a straight-line basis over the lease term. The landlord/tenant incentives are recorded as deferred rent and amortized over the life of the related lease.

During the year, the Company evaluates the carrying value of its individual customer management centers (“CMCs”) in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) to assess whether future operating results are sufficient to recover the carrying costs of these long-lived assets. The Company believes a sufficient period of time, generally two years, is required to establish market presence and build a client base for new or revalued centers in order to access recoverability. The Company evaluates all centers quarterly, even those in operation less than two years, for other factors which could impact their recoverability. When the operating results of a CMC have reasonably progressed to a point making it likely that the site will continue to sustain losses in the future, or there is a current expectation that a CMC will be closed or otherwise disposed of before the end of its previously estimated useful life, the Company selects the CMC for further review.

For CMCs selected for further review, the Company estimates the future estimated probability-weighted cash flows from operating the CMCs over their useful lives. Significant judgment is involved in projecting

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements For the Years Ended
December 31, 2005, 2004 and 2003 — (Continued)

future capacity utilization, pricing, labor costs, and the estimated useful lives. For impaired CMCs, the Company writes the assets down to their estimated fair market value.

Goodwill.  Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired. Goodwill is tested for impairment at least annually at the reporting units one level below the segment level for the Company. The impairment, if any, is measured based on the estimated fair value of the reporting unit. The Company determines fair value based on discounted estimated future probability-weighted cash flows although other methods are allowable under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) . Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The Company’s policy is to test goodwill for impairment in the fourth quarter of each year unless circumstances indicate an impairment exists during an intervening period.

Contract Acquisition Costs.  Amounts paid to or on behalf of clients to obtain long-term contracts are capitalized and amortized in proportion to the initial expected future revenue from the contract, which in most cases results in straight-line amortization over the life of the contract. These costs are recorded as a reduction to revenue in accordance with EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” On a quarterly basis, the Company evaluates the recoverability of these costs based upon evaluations of individual client contracts’ estimated future cash flows.

Software Development Costs.  The Company accounts for software development costs in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” which requires that certain costs related to the development or purchase of internal-use software be capitalized. Capitalized software costs are included in Property and Equipment in the accompanying Consolidated Balance Sheets. The Company assesses quarterly the recoverability of its capitalized software costs based upon analyses of expected future cash flows of services utilizing the software. These costs are amortized over the expected useful life of the software.

Restructuring Liabilities.  Management assesses the profitability and utilization of the Company’s CMCs on a quarterly basis. In some cases, management has chosen to close under-performing CMCs and complete reductions in force to enhance future profitability. On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”) which specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, instead of upon commitment to a plan (see Note 7).

A significant assumption used in determining the amount of estimated liability for closing CMCs is the estimated liability for future lease payments on vacant centers, which the Company determines based on a third party broker’s assessment of the Company’s ability to successfully negotiate early termination agreements with landlords and/or to sublease the facility. If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, the Company may be required to record additional losses, or conversely, a future gain, in its Consolidated Statements of Operations.

Customer Advances and Deferred Income.  In the accompanying Consolidated Balance Sheets, the Company records amounts billed and received, but not earned, as Customer Advances and Deferred Income. Included in Customer Advances and Deferred Income are client prepayments before services are rendered and amounts received to settle contractual minimum commitments in lieu of providing services. Settlement receipts are amortized over the life of the original contract life that gave rise to the client settlement as services are performed.

Grant Advances.  From time to time, the Company has received grants from local or state governments as an incentive to locate CMCs in their jurisdictions. The Company’s policy is to account for grant monies received in advance as a liability and recognize them as income over the life of the grant after it has met the grant conditions set forth in the agreement.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements For the Years Ended
December 31, 2005, 2004 and 2003 — (Continued)

Fair Value of Financial Instruments.  Fair values of cash equivalents and current accounts receivable and payable approximate the carrying amounts because of their short-term nature. Long-term debt carried on the Company’s Consolidated Balance Sheets at December 31, 2005 and 2004 has a carrying value that approximate its estimated fair value.

Revenue Recognition.  The Company recognizes revenue at the time services are performed. The Company’s Customer Management Services business recognizes revenue under production rate and performance-based models as follows:

Production Rate.  Revenue is recognized based on the billable hours or minutes of each Customer Service Representative (“CSR”), as defined in the client contract. The rate per billable hour or minute is based on a predetermined contractual rate. This contractual rate can fluctuate based on the Company’s performance against certain pre-determined criteria related to quality and performance.

Performance-based.  Under performance-based arrangements, the Company is paid by its clients based on achievement of certain levels of sales or other client-determined criteria specified in the client contract. The Company recognizes performance-based revenue by measuring its actual results against the performance criteria specified in the contracts. Amounts collected from clients prior to the performance of services are recorded as deferred revenue.

Hybrid.  Under hybrid models the Company is paid a fixed fee or production element as well as a performance-based element.

Certain client programs provide for adjustments to monthly billings based upon whether the Company meets or exceeds certain performance criteria as set forth in the contract. Increases or decreases to monthly billings arising from such contract terms are reflected in revenue as earned or incurred.

The Company enters into certain client contracts in which the contractual billing periods do not coincide with the periods over which the services are provided. In those instances, the Company recognizes revenue straight-line over the life of the contract.

In July 2003, the Company adopted Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which provides further guidance on how to account for multiple element contracts. EITF 00-21 is effective for all arrangements entered into after the second quarter of 2003. The Company has determined that EITF 00-21 requires the deferral of revenue for the initial training that occurs upon commencement of a new client contract (“Start-Up Training”) if that training is billed separately to a client. Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are also deferred. In these circumstances, both the training revenue and costs are amortized straight-line over the life of the client contract. In situations where Start-Up Training is not billed separately, but rather included in the hourly service rates paid by the client over the life of the contract, no deferral is necessary as the revenue is being recognized over the life of the contract. If Start-Up Training revenue is not deferred, the associated training expenses are expensed as incurred.

Income Taxes.  The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”), which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Gross deferred tax assets may then be reduced by a valuation allowance for amounts that do not satisfy the realization criteria of SFAS No. 109.

The Company provides for U.S. income taxes expense on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the U.S.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements For the Years Ended
December 31, 2005, 2004 and 2003 — (Continued)

Earnings (Loss) Per Share.  Basic Earnings (loss) per share is computed by dividing the Company’s Net income (loss) by the weighted average number of common shares outstanding. The impact of any potentially dilutive securities is excluded. Diluted earnings per share is computed by dividing the Company’s Net income (loss) by the weighted average number of shares and dilutive potential common shares outstanding during the period. See Note 10 for additional information.

Stock Option Accounting.  The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock options including SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (“SFAS No. 148”). Under APB 25, because the exercise price of the Company’s employee stock options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), establishes an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company elected not to adopt SFAS 123 for expense recognition purposes.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been calculated as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003

Risk-free interest rate	3.65% - 4.51%	2.72% - 3.98%	2.70% - 6.96%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	74.66% - 76.25%	77.97% - 79.72%	71.40% - 81.30%
Expected life (in years)	4.14 - 4.66	5.31 - 5.50	5.81 - 5.90

The weighted-average fair value of options granted during 2005, 2004, and 2003 was $6.06, $5.44, and $3.50, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net income (loss) and pro forma net income (loss) per share, as if the Company had used the fair value accounting provisions of SFAS No. 123, are shown below.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements For the Years Ended
December 31, 2005, 2004 and 2003 — (Continued)

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except for
	per share amounts)

Net income (loss) as reported	$28,158	$24,003	$(30,504)
Add (deduct): Stock-based employee compensation expense (recovery) included in reported net income, net of related tax effects	(439)	321	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,032)	(5,665)	(12,734)

Pro forma	$23,687	$18,659	$(43,238)

Per Share Amounts
As reported:
Basic	$.39	$0.32	$(0.41)
Diluted	.38	0.32	(0.41)
Pro forma:
Basic	$.33	$0.25	$(0.58)
Diluted	.32	0.25	(0.58)

Recently Issued Accounting Pronouncements.  In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the consolidated financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in its first quarter of fiscal 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded at the beginning of the first quarter of adoption of SFAS No. 123R for all unvested stock options and restricted stock based upon the previously disclosed SFAS No. 123 methodology and amounts. The modified retrospective methods would record compensation expense beginning with the first period restated for all unvested stock options and restricted stock. The Company is evaluating the requirements of SFAS No. 123R and has preliminarily estimated that the impact of adoption in 2006 will be approximately $0.04 to $0.05 per diluted share.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements For the Years Ended
December 31, 2005, 2004 and 2003 — (Continued)

NOTE 2:	SEGMENT INFORMATION

The Company serves its clients through two primary businesses Customer Management Services and Database Marketing and Consulting. Customer Management Services provides outsourced customer support and marketing services for a variety of industries via CMCs throughout the world. When the Company begins operations in a new country, it determines whether the country is intended to primarily serve U.S.-based clients, in which case the country is included in the North American Customer Care Segment, or the country is intended to serve both domestic clients from that country and U.S.- based clients, in which case the country is included in the International Customer Care Segment. This is consistent with the Company’s management of the business, internal financial reporting structure, and operating focus. Operations for each segment of Customer Management Services are conducted in the following countries:

North American Customer Care	International Customer Care

United States	Argentina
Canada	Australia
India	Brazil
Philippines	China
Germany
Malaysia
Mexico
New Zealand
Singapore
Spain
United Kingdom
Venezuela

Database Marketing and Consulting provides outsourced database management, direct marketing, and related customer acquisitions and retention services for automobile dealerships and manufacturers operating in North America. The Company allocates to each of its segments their estimated portion of corporate-level operating expenses. All intercompany transactions between the reported segments for the periods presented have been eliminated.

It is a significant Company strategy to garner additional business through the lower cost opportunities offered by certain international countries. Accordingly, the Company provides services to certain U.S. clients from CMCs in Argentina, Canada, India, Mexico, and the Philippines. Under this arrangement, while the U.S. subsidiary invoices and collects from the client, the U.S. subsidiary also enters into a contract with the foreign subsidiary to reimburse the foreign subsidiary for their costs plus a reasonable profit. This reimbursement is reflected as revenue by the foreign subsidiary. As a result, a portion of the revenue from these client contracts is recorded by the U.S., while a portion is recorded by the foreign subsidiary. For U.S. clients served from Canada, India, and the Philippines, which represents the majority of these arrangements, the revenue all remains within the North American Customer Care segment. For U.S. clients served from Argentina and Mexico, a portion of the revenue is reflected in the International Customer Care segment. For the years ended December 31, 2005 and 2004, approximately $2.2 million and $2.9 million, respectively, of income from operations in the International Customer Care segment was generated from these arrangements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements For the Years Ended
December 31, 2005, 2004 and 2003 — (Continued)

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Revenue:
North American Customer Care	$678,803	$638,359	$635,627
International Customer Care	325,038	315,938	255,894
Database Marketing and Consulting	82,832	98,393	109,607

Total	$1,086,673	$1,052,690	$1,001,128

Income (loss) from operations:
North American Customer Care	$61,655	$58,580	$41,725
International Customer Care	(22,134)	(18,414)	(37,651)
Database Marketing and Consulting	(9,325)	8,302	13,280

Total	$30,196	$48,468	$17,354

Depreciation and amortization (included in Income from operations):
North American Customer Care	$26,806	$32,175	$32,967
International Customer Care	17,206	17,313	15,887
Database Marketing and Consulting	9,548	9,890	9,742

Total	$53,560	$59,378	$58,596

Assets:
North American Customer Care	$279,825	$287,843	$347,983
International Customer Care	190,448	132,346	124,521
Database Marketing and Consulting	47,958	76,606	96,641

Total	$518,231	$496,795	$569,145

Goodwill, net (included in Total assets):
North American Customer Care	$11,446	$11,446	$11,446
International Customer Care	7,270	5,806	5,393
Database Marketing and Consulting	13,361	13,361	13,361

Total	$32,077	$30,613	$30,200

Capital expenditures:
North American Customer Care	$22,046	$20,072	$44,385
International Customer Care	12,201	17,741	34,341
Database Marketing and Consulting	3,359	3,864	5,705

Total	$37,606	$41,677	$84,431

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements For the Years Ended
December 31, 2005, 2004 and 2003 — (Continued)

The following data includes revenue, gross property and equipment, and other long-term assets based on the geographic location where services are provided or the equipment is physically located:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Revenue:
United States	$471,645	$486,216	$559,090
Asia Pacific	185,511	169,162	120,742
Canada	199,947	186,486	169,957
Europe	123,042	119,091	95,223
Latin America	106,528	91,735	56,116

Total	$1,086,673	$1,052,690	$1,001,128

Property and equipment (gross):
United States	$247,008	$231,728	$225,167
Asia Pacific	65,687	56,971	44,008
Canada	56,701	52,833	49,258
Europe	24,879	23,363	25,725
Latin America	51,825	41,198	34,090

Total	$446,100	$406,093	$378,248

Other Long-Term Assets:
United States	$5,496	$7,023	$4,250
Asia Pacific	635	136	977
Canada	301	138	211
Europe	2,899	2,001	2,544
Latin America	540	3,672	2,664

Total	$9,871	$12,970	$10,646

NOTE 3:	ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENTS

Accounts Receivable

Accounts receivable, net consists of the following at December 31:

	2005	2004
	(In thousands)

Accounts receivable	$210,512	$152,624
Less: allowance for doubtful accounts	(3,422)	(3,997)

Accounts receivable, net	$207,090	$148,627

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements For the Years Ended
December 31, 2005, 2004 and 2003 — (Continued)

Activity in the Company’s allowance for doubtful accounts consists of the following:

	2005	2004	2003
	(In thousands)

Balance, beginning of year	$3,997	$4,702	$7,593
Provision for doubtful accounts	207	2,247	4,043
Deductions for uncollectible receivables written-off	(782)	(2,952)	(6,934)

Balance, end of year	$3,422	$3,997	$4,702

Significant Clients

The Company has two clients that contributed in excess of 10% of total revenue, both of which operate in the communications industry. The revenue from these clients as a percentage of total revenue for each of the three years ended December 31 is as follows:

	2005	2004	2003

Client A	17%	16%	17%
Client B	10%	13%	14%

At December 31, 2005, accounts receivable from clients A and B were $34.6 million and $12.0 million, respectively. At December 31, 2004, accounts receivable from Clients A and B were $27.9 million and $10.2 million, respectively. These clients are included in the North American Customer Care reporting segment.

The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs ongoing credit evaluations of its clients and maintains allowances for uncollectible accounts. Although the Company is impacted by economic conditions in the communications and media, automotive, financial services, and government services industries, management does not believe significant credit risk exists at December 31, 2005.

Other

In November 2005, the Company loaned $0.5 million to a non-executive employee of the Company. The note receivable is full recourse and is payable by the employee one year from the date of execution. The note is recorded in Prepaid and other assets in the accompanying Consolidated Balance Sheets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements For the Years Ended
December 31, 2005, 2004 and 2003 — (Continued)

NOTE 4:	LONG-LIVED ASSETS

Property and Equipment

Property and equipment consisted of the following at December 31:

	2005	2004
	(In thousands)

Land and buildings	$30,158	$30,028
Computer equipment and software	217,655	196,313
Telephone equipment	55,961	52,462
Furniture and fixtures	54,337	50,641
Leasehold improvements	84,893	75,495
Construction-in-progress	1,890	246
Other	1,206	908

	446,100	406,093
Less: accumulated depreciation	(312,465)	(260,873)

	$133,635	$145,220

Depreciation and amortization are computed on the straight-line method based on the following estimated useful lives:

Building	25 years
Computer equipment and software	3 to 5 years
Telephone equipment	4 to 7 years
Furniture and fixtures	5 to 7 years
Leasehold improvements	3 to 15 years
Other	3 to 7 years

Depreciation and amortization expense was $53.6 million, $59.4 million, and $58.6 million for the years ended December 31, 2005, 2004, and 2003, respectively, in the accompanying Consolidated Statements of Operations.

Goodwill.

Goodwill consisted of the following at December 31:

	2005	2004
	(In thousands)

North American Customer Care	$11,446	$11,446
International Customer Care	7,270	5,806
Database Marketing and Consulting	13,361	13,361

	$32,077	$30,613

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements For the Years Ended
December 31, 2005, 2004 and 2003 — (Continued)

Contract Acquisition Costs.

Contract acquisition costs consisted of the following at December 31:

	2005	2004
	(In thousands)

North American Customer Care	$23,811	$34,908
International Customer Care	—	—
Database Marketing and Consulting	2,160	—

	25,971	34,908
Less: accumulated depreciation	(13,097)	(20,301)

	$12,874	$14,607

Amortization expense related to contract acquisition costs was $3.9 million, $4.6 million, and $4.6 million for the years ended December 31, 2005, 2004, and 2003, respectively, and is recorded as a reduction to revenue in the accompanying Consolidated Statements of Operations.

Expected future amortization of contract acquisition costs is as follows:

(In thousands)

2006	$3,478
2007	3,348
2008	2,765
2009	2,765
2010	518

Total	$12,874

NOTE 5:	DERIVATIVES

The Company’s subsidiaries in Argentina, Canada, and the Philippines utilize their local currency as their functional currency. The functional currency is used to pay labor and other operating costs. However, these foreign subsidiaries have client contracts wherein revenue is invoiced and collected in U.S. dollars. To hedge its foreign currency risk, the Company’s U.S. entity has contracted on behalf it its foreign subsidiaries with several commercial banks to acquire under both (i) forward and non-deliverable forward and (ii) option contracts, the functional currency of the foreign subsidiary at a fixed price in U.S. dollars. The Company pays up-front premiums to obtain option hedge instruments.

As of December 31, 2005 the notional amount of these derivative instruments is summarized as follows:

	Year Ended December 31, 2005
	Local Currency		Dates Contracts
	Amount	U.S. Dollar Amount	are Through
	(In thousands)

Canadian Dollar	$117,240	$95,929	March 2007
Argentine Peso	$572,500	10,486	December 2006
Philippine Peso	$14,100	4,666	December 2006

		$111,081

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements For the Years Ended
December 31, 2005, 2004 and 2003 — (Continued)

These derivatives were classified as Prepaids and other assets (a component of Total current assets) of $6.7 and $7.1 million and Other assets (a component of Total assets) of $0.6 million and $2.7 million at December 31, 2005 and 2004, respectively.

The Company recorded deferred tax liabilities of $1.9 million and $3.1 million related to these derivatives at December 31, 2005 and 2004, respectively. A total of $3.0 million and $4.9 million of deferred gains, net of tax, on derivative instruments in 2005 and 2004, respectively, were recorded in Accumulated Other Comprehensive Income. During the years ended December 31, 2005, 2004, and 2003, the Company recorded gains of $5.7 million, $7.6 million, and $7.8 million, respectively, for settled hedge contracts and the related premiums. These are reflected in Revenue in the accompanying Consolidated Statements of Operations.

In addition, the Company has a short-term intercompany note payable from its Canadian subsidiary to a U.S. subsidiary of approximately $20 million. The Company purchased a forward exchange contract for the U.S. note receivable that it has not designated as a hedging instrument and, accordingly, any changes in the fair value of such contracts are reflected in earnings. At the end of each reporting period, the note payable of the Canadian subsidiary is translated at the exchange rate at the end of the period and, accordingly, such translation adjustments, which approximate changes in fair value of the forward exchange contract, are reflected in earnings for the period.

NOTE 6:	INDEBTEDNESS

Bank Indebtedness

As of December 31, 2005 and 2004, the Company had $26.7 million and $0.0 million, respectively, drawn on its revolving credit facility (“Credit Facility”), which is described below.

Debt Restructuring

In April 2004, the Company implemented a plan to reduce debt and the associated interest costs, along with improving financial flexibility by re-aligning the Company’s capital structure to better support the Company’s business plan and to benefit from the current lower interest rate environment (the “Refinancing”). This strategy entailed three components: (1) refinance the then existing revolving line of credit (“Revolver”) with a new Credit Facility that provided more financial and operational flexibility; (2) de-leverage the Consolidated Balance Sheets by prepaying the high cost $75.0 million of senior notes (“Senior Notes”); and (3) terminate the interest rate swap.

On May 5, 2004, the Company completed the first stage by signing a new secured Credit Facility with a financial institution, and subsequently syndicating it to a group of banks. The amount of the Credit Facility permits the Company to borrow up to $100 million with an option to increase the size of the facility to a maximum of $150 million (subject to approval by the lenders at any time up to 90 days prior to the termination of the agreement). The $38.2 million in borrowings under the former Revolver were refinanced under the Credit Facility and were subsequently repaid during the third and fourth quarters of 2004.

The Credit Facility, which includes certain customary financial covenants, may be used for general corporate purposes, including refinancing of debt, working capital, purchases of treasury stock, and acquisition financing. The Credit Facility accrues interest at a rate based on either (1) the Prime Rate, defined as the higher of the lender’s prime rate or the Federal Funds Rate plus 0.50%, or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable credit spread, at the Company’s option. The interest rate will vary based on the Company’s leverage ratio as defined in the Credit Facility agreement.

The Credit Facility matures May 4, 2007. However, the Company may request a one-year extension of the maturity date, subject to approval by the lenders. The Credit Facility is secured by 100% of the Company’s

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements For the Years Ended
December 31, 2005, 2004 and 2003 — (Continued)

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

In the third quarter of 2004, the Company elected to terminate the interest rate swap and repay $31 million of the then-borrowed $38 million under the new Credit Facility. The termination of the interest rate swap agreement resulted in a $2.8 million cash payment during the third quarter of 2004. The make-whole provision payment, the non-cash charge to write-off deferred costs, and the amount paid to terminate the interest rate swap agreement are recorded as Debt Restructuring Charges in the accompanying Consolidated Statements of Operations.

Grant Advances.

In 2001, the Company received an $11.9 million grant advance from Invest Northern Ireland, formally known as the Industrial Development Board (“IDB”) of Northern Ireland (the “IDB Grant”). The advance was to be earned by achieving certain milestones related to hiring and retaining employees and capital expenditures. At December 31, 2003, the Company was not in compliance with certain components of the IDB Grant. In March 2004, the Company finalized negotiations on the terms of the IDB Grant so that the milestones could more realistically be achieved. To induce the IDB to restructure the terms of the IDB Grant, the Company agreed to repay $5.8 million of the advanced funds and $1.2 million of back rent. If the Company has not met all of the required milestones, the unearned portion of the grant becomes payable in 2011. As of December 31, 2005 and 2004, $6.5 million and $7.3 million was outstanding under the IDB Grant, of which $3.3 million is interest bearing at 5.0% for both periods.

NOTE 7:	RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

During the year ended December 31, 2005, the Company recognized restructuring charges in the amount of $2.1 million related to reductions in force across all three segments and facility exit charges in the amount of $0.6 million related to its North American Customer Care segment.

During the year ended December 31, 2005, the Company recognized impairment losses in the amount of $2.1 million related to its decision to close its Glasgow, Scotland facility. During 2004, the Company determined that its Glasgow, Scotland CMC would not generate sufficient undiscounted cash flows to recover the net book value of its assets. As a result, the Company’s International Customer Care segment recorded a charge of approximately $2.6 million to reduce the net book value of this long-lived asset to its then estimated fair value.

As of the end of 2005, the Company did not have any clients served from its South Korea CMC and determined that it would not thereafter market that CMC. Accordingly, the related long-lived assets were impaired and the Company recorded an impairment charge of approximately $2.0 million.

In addition, during 2005 the Company’s North American Customer Care segment recorded an impairment loss of $0.6 million related to its decision to exit a lease early and the discontinued use of certain software.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements For the Years Ended
December 31, 2005, 2004 and 2003 — (Continued)

During the year ended December 31, 2004, the Company recognized approximately $3.0 million of termination benefits for approximately 630 employees across all three segments and reversed approximately $0.9 million of excess accruals related to 2003 restructurings as the actual costs incurred were less than the estimated accrual. The reversal of excess accruals has been offset against the Restructuring Charges, Net in the accompanying Consolidated Statements of Operations.

A rollforward of the activity in the above mentioned restructuring accruals for the years ended December 31, 2004 and 2005 follows:

	Closure
	of CMCs	Reduction in Force	Total
	(In thousands)

Balances, December 31, 2003	$1,203	$1,256	$2,459
Expense	452	2,525	2,977
Payments	(987)	(2,692)	(3,679)
Reversals	(69)	(856)	(925)

Balances, December 31, 2004	$599	$233	$832
Expense	682	2,139	2,821
Payments	(193)	(1,145)	(1,338)
Reversals	—	(148)	(148)

Balances, December 31, 2005	$1,088	$1,079	$2,167

The restructuring accrual is included in Other accrued expenses in the accompanying Consolidated Balance Sheets.

NOTE 8:	COMMITMENTS AND CONTINGENCIES

Leases.  The Company has various operating leases for equipment, CMCs, and office space, which generally contain renewal options. Rent expense under operating leases was approximately $39.8 million, $38.2 million, and $35.4 million for the years ended December 31, 2005, 2004, and 2003, respectively.

The future minimum rental payments required under non-cancelable operating leases as of December 31, 2005 are as follows (in thousands):

Year Ended December 31,

2006	$24,513
2007	20,481
2008	16,868
2009	13,548
2010	10,834
Thereafter	49,956

$136,200

In addition, the Company records lease expense on a straight-line basis over the life of the lease as described in Note 1. The deferred lease liability at December 31, 2005 and 2004 was $7.8 million and $4.1 million, respectively, and is included in Other Liabilities in the accompanying Consolidated Balance Sheets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements For the Years Ended
December 31, 2005, 2004 and 2003 — (Continued)

Legal Proceedings.  From time to time, the Company may be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed both probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, it is management’s opinion that the disposition or ultimate determination of such claims or lawsuits will not have a material adverse effect on the Company.

Ford Agreement.  Under an agreement with Ford, the Company has the right to require Ford to purchase its interest in the operations providing customer management services to Ford at fair market value at any time after December 31, 2004. Ford also has the right to require the Company to sell its interest at fair market value at any time after December 31, 2004. The Company does not intend to require Ford to purchase its interest.

Guarantees.  The Company’s Credit Facility is guaranteed by all of the Company’s domestic subsidiaries.

Letters of credit.  At December 31, 2005 outstanding letters of credit and other performance guarantees totaled approximately $17.1 million, which primarily guarantee workers’ compensation, other insurance related obligations, and facility leases.

NOTE 9:	INCOME TAXES

The sources of pre-tax accounting income, after accounting for minority interest earnings, are as follows for the years ended December 31:

	2005	2004	2003
	(In thousands)

Domestic	$19,453	$12,811	$934
Foreign	11,221	20,656	3,421

Total	$30,674	$33,467	$4,355

The components of the provision for income taxes are as follows for the years ended December 31:

	2005	2004	2003
	(In thousands)

Current provision:
Federal	$18,154	$11,899	$5,177
State	2,075	1,547	673
Foreign	5,290	(2,284)	12,373

	25,519	11,162	18,223

Deferred provision (benefit):
Federal	(19,097)	(489)	23,864
State	(2,182)	(64)	3,103
Foreign	(1,724)	(1,145)	(10,331)

	(23,003)	(1,698)	16,636

Total provision for income taxes	$2,516	$9,464	$34,859

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements For the Years Ended
December 31, 2005, 2004 and 2003 — (Continued)

The following reconciles the Company’s effective tax rate to the federal statutory rate for the years ended December 31:

	2005	2004	2003
	(In thousands)

Income tax per U.S. federal statutory rate (35%)	$10,736	$11,713	$1,524
State income taxes, net of federal deduction	1,046	963	2,032
Record initial U.S. and Brazil valuation allowance	—	—	25,935
Change in U.S., Brazil, and Argentina valuation allowance	(12,165)	(4,678)	—
Benefit of not recording deferred tax expense due to valuation allowance	—	(5,076)	—
Foreign income taxed at different rates than the U.S.	(1,317)	(1,061)	878
Losses in international markets without tax benefits	2,546	2,484	—
Other permanent differences	4,076	2,126	—
Permanent difference related to foreign exchange gains	(3,855)	3,116	—
Write-off EHI deferred tax asset	—	—	7,215
Tax cost of Dividend Repatriation Plan	3,695	—	—
Other	(2,246)	(123)	(2,725)

	$2,516	$9,464	$34,859

The Company’s deferred income tax assets and liabilities are summarized as follows as of December 31:

	2005	2004
	(In thousands)

Deferred tax assets:
Accrued workers compensation, deferred compensation, and employee benefits	$5,284	$4,772
Allowance for doubtful accounts, insurance, and other accruals	7,618	3,406
Depreciation and amortization	15,542	14,197
Amortization of deferred rents	2,005	2,024
Net operating losses	10,961	10,501
Customer acquisition and deferred revenue accruals	2,969	1,824
Other	7,576	6,835
Federal and state tax credits	2,228	1,495
Valuation allowance	(10,572)	(19,991)

Total deferred tax assets	$43,611	$25,063
Deferred tax liabilities:
Unrealized gain on derivatives	(1,859)	(2,367)
Capitalized software	(2,647)	(4,478)
Contract acquisition costs	(2,362)	(2,983)
Other	(2,509)	(4,003)

Total deferred tax liabilities	(9,377)	(13,831)

Total	$34,234	$11,232

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements For the Years Ended
December 31, 2005, 2004 and 2003 — (Continued)

As required by SFAS No. 109, the Company periodically reviews the likelihood that deferred tax assets will be realized in future tax periods under the “more-likely-than-not” criteria. In making this judgment, SFAS No. 109 requires that all available evidence, both positive and negative, should be considered to determine whether, based on the weight of that evidence, a valuation allowance is required.

During the third quarter of 2005, due to a change in judgment concerning the recoverability of deferred tax assets in the U.S., the Company reached the decision that it was appropriate to reverse $9.9 million of its U.S. deferred tax valuation allowance existing at that time. The decrease for the year to date period was $9.4 million given the $0.5 million increase during the second quarter. The remaining U.S. valuation allowance of $6.7 million relates to loss carry forwards in Spain (a branch of the U.S.) and state tax credits and state tax net operating loss carry forwards which do not meet the “more-likely-than-not” standard under SFAS No. 109. The utilization of these state tax credits and loss carry forwards are subject to numerous factors including various expiration dates, generation of future taxable income over extended periods of time and state income tax apportionment factors which are subject to change. This change in judgment concerning the recoverability of deferred tax assets in the U.S. during future accounting periods comes as a result of several factors, including (i) the strength of new business and contracts signed during the third quarter, (ii) significant increases since the second quarter of 2005 in both current year and projected book income, (iii) three years of cumulative book income in the U.S., and (iv) projected U.S. tax payable in 2005 in excess of $14 million.

During the fourth quarter of 2005, the Company reached the decision that it was appropriate to reverse approximately $1.4 million of the $2.4 million remaining valuation allowance for TeleTech Argentina and the entire $1.4 million valuation allowance remaining for TeleTech Brazil. This change in judgment occurring during the fourth quarter of 2005 was due to what management considered sufficient positive evidence suggesting that there will be sufficient taxable income in future periods to realize deferred tax assets in those jurisdictions. The factors leading to this change in judgment included (i) renewal or signing of new multi-year contracts during the fourth quarter that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures, (ii) a positive and sustainable trend in earnings and three cumulative years of book and taxable income exclusive of the circumstances that created the losses in prior year, and (iii) evidence that the loss in prior year was an aberration rather than a continuing condition (e.g., a large client initially not providing contractual volumes for a Dedicated CMC). The renewal of key contracts during the fourth quarter, in the case of Brazil (including the large client program discussed above), amounted to more than 80% of the existing customer revenue base.

As required by SFAS No. 109, when there is a change in judgment concerning the recovery of deferred tax assets in future periods, the valuation allowance is reversed into earnings during the quarter in which the change in judgment occurred.

The Company has a remaining valuation allowance against deferred tax assets as of December 31, 2005 of $10.6 million. The Company has approximately $21.8 million of net deferred tax assets in the U.S. and $12.4 million of net deferred tax assets as of December 31, 2005 related to certain international locations whose recoverability is dependent upon their future profitability.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements For the Years Ended
December 31, 2005, 2004 and 2003 — (Continued)

As of December 31, 2005, after consideration of all tax loss and tax credit carry back opportunities, the Company had net foreign operating loss carry forwards expiring as follows:

(In thousands)

2006	$401
2007	4,335
2008-2012	13,833
2016	3,256
2017	9,665
2018	646
No expiration	3,019

Total	$35,155

As of December 31, 2005, the Company has no federal tax credit carryforwards and $2.3 million in various state tax credit carryforwards.

During the third quarter of 2005, TeleTech’s CEO and Board of Directors adopted a Domestic Reinvestment Plan (the “Plan”) pursuant to Internal Revenue Code section 965 and repatriated $38.2 million as a dividend from Australia, Canada, and Mexico and recognized a related tax charge of $3.7 million. The Company committed to reinvest the cash proceeds of these dividends in areas of “permitted investment” within the U.S. such as worker hiring and training, capital investment, and certain acquisitions. Through 2005, the Company’s expenditures in these areas of “permitted investments” was significantly greater than the dividends repatriated, thereby completing the Plan and satisfying the requirements of the Internal Revenue Code.

At December 31, 2005 the cumulative amount of foreign earnings considered permanently invested and not repatriated was $50.9 million. If these earnings become taxable in the U.S., some portion of them would be subject to incremental U.S. income tax expense and foreign withholding tax expense.

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and India. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export related activities. In the Philippines, the Company has been granted three separate agreements for a five year period, expiring at various times during 2009 and 2010. Also, the Company’s joint venture in India is party to a five-year agreement granting a Tax Holiday expiring in 2009. The aggregate effect on income tax expense in 2005 as a result of these agreements was approximately $352,000.

NOTE 10:	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)

Shares used in basic per share calculation	72,121	74,751	74,206
Effects of dilutive securities:
Stock options	1,510	1,358	—

Shares used in diluted per share calculation	73,631	76,109	74,206

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements For the Years Ended
December 31, 2005, 2004 and 2003 — (Continued)

At December 31, 2005, 2004, and 2003 options to purchase 3.2 million, 3.6 million, and 7.1 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive. The Company has also excluded the impact of outstanding warrants, as their inclusion would be anti-dilutive for all years presented.

NOTE 11:	EMPLOYEE COMPENSATION PLANS

Employee Benefit Plan.  The Company has a 401(k) profit-sharing plan that allows participation by employees who have completed six months of service, as defined, and are 21 years of age or older. Participants may defer up to 15% of their gross pay up to a maximum limit determined by U.S. federal law. Participants are also eligible for a matching contribution, at the Company’s discretion, of 50% of the first 6% of compensation a participant contributes to the plan. Participants vest in matching contributions over a four-year period. Company matching contributions to the 401(k) plan totaled $1.1 million, $1.2 million, and $1.3 million for the years ended December 31, 2005, 2004, and 2003, respectively

Stock Compensation Plans.  The Company adopted a stock option plan during 1995 (the “1995 Option Plan”) and amended and restated the plan in January 1996 for directors, officers, employees, consultants, and independent contractors. Outstanding options vest over a three- to five-year period and are exercisable for 10 years from the date of the grant.

In January 1996, the Company adopted a stock option plan for non-employee directors (the “Director Plan”), covering 750,000 shares of common stock. All options were granted at fair market value at the date of grant. Options vested as of the date of the option but were not exercisable until six months after the option date. Options granted are exercisable for 10 years from the date of the grant unless a participant is terminated for cause or one year after a participant’s death. The Director Plan had options to purchase 312,000; 380,250; and 454,250 shares outstanding at December 31, 2005, 2004, and 2003, respectively. In May 2000, the Company terminated future grants under the Director Plan. From that point on, Directors received options under the Company’s 1999 Stock Option and Incentive Plan.

In July 1996, the Company adopted an employee stock purchase plan (the “ESPP”). Pursuant to the ESPP, as amended, an aggregate of 1,000,000 shares of common stock of the Company were available for issuance under the ESPP. Employees were eligible to participate in the ESPP after three months of service. In May 2004, the Company amended the ESPP to increase the number of shares available for issuance under the ESPP to 2,500,000 shares. The price per share purchased in any offering period is equal to the lesser of 85% of the fair market value of the common stock on the first day of the offering period or on the purchase date. The offering periods have a term of six months. Stock purchased under the plan for the years ended December 31, 2005, 2004, and 2003 were $0.5 million, $0.5 million, and $0.9 million, respectively. In 2005, the Company elected to terminate the ESPP effective October 15, 2005.

In February 1999, the Company adopted the TeleTech Holdings, Inc. 1999 Stock Option and Incentive Plan (the “1999 Option Plan”). The purpose of the 1999 Option Plan is to enable the Company to continue to (a) attract and retain high quality directors, officers, employees and potential employees, consultants, and independent contractors of the Company or any of its subsidiaries; (b) motivate such persons to promote the long-term success of the business of the Company and its subsidiaries; and (c) induce employees of companies that are acquired by TeleTech to accept employment with TeleTech following such an acquisition. The 1999 Option Plan supplements the 1995 Option Plan. An aggregate of 14 million shares of common stock has been reserved for issuance under the 1999 Option Plan, which permits the award of incentive stock options, non-qualified stock options, stock appreciation rights, and shares of restricted common stock. As previously discussed, the 1999 Option Plan also provides annual stock option grants to Directors. Outstanding options generally vest over a period of four to five years and are exercisable for ten years from the date of grant.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements For the Years Ended
December 31, 2005, 2004 and 2003 — (Continued)

A summary of the status of the Company’s stock option plans for the three years ended December 31, 2005, together with changes during each of the years then ended, is presented in the following table:

		Weighted
		Average
		Price Per
	Shares	Share

Outstanding, December 31, 2002	11,905,266	$13.01
Grants	2,286,122	$4.95
Exercises	(618,831)	$5.75
Forfeitures	(3,974,652)	$15.01

Outstanding, December 31, 2003	9,597,905	$11.00
Grants	3,004,000	$8.11
Exercises	(686,979)	$6.56
Forfeitures	(2,347,444)	$12.38

Outstanding, December 31, 2004	9,567,482	$10.08
Revision of prior year amount	194,659	$10.21
Grants	2,214,500	$10.04
Exercises	(1,270,734)	$6.11
Forfeitures	(2,053,159)	$12.45

Outstanding, December 31, 2005	8,652,748	$10.24

Options exercisable at year end:
2005	4,352,840	$11.68
2004	5,116,989	$11.94
2003	5,436,099	$12.27
Weighted average fair value of options granted during the year:
2005		$6.06
2004		$5.44
2003		$3.50

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements For the Years Ended
December 31, 2005, 2004 and 2003 — (Continued)

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives at December 31, 2005:

	Outstanding
			Weighted	Exercisable
	Number of	Weighted	Average	Number of	Weighted
	Shares	Average	Contractual	Shares	Average
Range of Exercise Prices	Outstanding	Exercise Price	Life (years)	Exercisable	Exercise Price

$0.00-$4.00	22,536	$3.48	6.9	10,536	$3.12
$4.00-$8.00	3,017,707	$6.45	6.5	1,740,855	$6.77
$8.00-$12.00	4,555,633	$10.07	7.8	1,679,752	$10.47
$12.00-$16.00	438,149	$13.05	5.8	302,974	$13.24
$16.00-$20.00	77,981	$18.18	3.4	77,981	$18.18
$20.00-$24.00	32,173	$20.46	4.9	32,173	$20.46
$24.00-$28.00	104,000	$24.92	2.7	104,000	$24.92
$28.00-$32.00	357,569	$31.11	4.3	357,569	$31.11
$32.00-$36.00	42,000	$34.18	3.8	42,000	$34.18
$36.00-$40.00	5,000	$36.88	4.2	5,000	$36.88

	8,652,748			4,352,840

NOTE 12:	RELATED PARTY TRANSACTIONS

The Company has entered into agreements under which Avion, LLC (“Avion”) and AirMax, LLC (“AirMax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has a direct 100% beneficial ownership interest in Avion and an indirect interest in AirMax. During 2005, 2004, and 2003, the Company paid an aggregate of $0.9 million, $0.6 million, and $1.0 million, respectively, to Avion for services provided to the Company. Mr. Tuchman also purchases services from AirMax and from time to time provides short-term loans to AirMax. During 2005, 2004, and 2003 the Company paid to AirMax an aggregate of $1.1 million, $0.7 million, and $0.8 million, respectively, for services provided to the Company. The Audit Committee of the Board of Directors reviews these transactions annually and believes that the fees charged by Avion and AirMax are at fair market value.

During 2005, 2004 and 2003, the Company utilized the services of Korn Ferry International (“KFY”) for executive search projects. James Barlett, Vice Chairman and a director of the Company is a director of KFY. During the years ended December 31, 2005, 2004, and 2003, the Company paid $0.0 million, $0.2 million, and $1.0 million, respectively, to KFY for executive search services.

During 2005, the Company purchased a hosted sales force automation tool from Salesforce.com. Shirley Young, a director of the Company is a director of Salesforce.com. During the years ended December 31, 2005, 2004, and 2003, the Company paid $0.5 million, $0.0 million, and $0.0 million, respectively to Salesforce.com.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements For the Years Ended
December 31, 2005, 2004 and 2003 — (Continued)

NOTE 13:	OTHER FINANCIAL INFORMATION

Other Intangible Assets

Other intangible assets, which are included in Other Assets in the Consolidated Balance Sheets, consisted of the following at December 31:

	2005	2004
	(In thousands)

North American Customer Care	$376	$1,582
International Customer Care	4,107	3,540
Database Marketing and Consulting	120	—

	4,603	5,122
Less: accumulated amortization	(1,940)	(2,119)

	$2,663	$3,003

Accumulated Other Comprehensive Income.  At December 31, 2005, Accumulated Comprehensive Income (Loss) consists of $0.7 million and $3.0 million of foreign currency translation adjustments and derivatives valuation, respectively. At December 31, 2004, Accumulated Comprehensive Income consists of $(2.5) million and $5.7 million of foreign currency translation adjustments and derivatives valuation, respectively.

Self-insurance Liabilities.  Self-insurance liabilities of the Company amounted to $8.7 million and $9.3 million at December 31, 2005 and 2004, respectively, and are included in Accrued Employee Compensation and Benefits in the accompanying Consolidated Balance Sheets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements For the Years Ended
December 31, 2005, 2004 and 2003 — (Continued)

NOTE 14:	QUARTERLY FINANCIAL DATA (UNAUDITED)

Net income (loss) per common share may not add exactly to annual totals due to rounding.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Year ended December 31, 2005:
Revenue	$254,326	$253,933	$274,259	$304,155
Gross profit	63,316	66,772	71,767	71,547
Income from operations	4,079	4,452	11,929	9,736
Net income	2,741	3,712	11,620	10,085
Net income per common share:
Basic	$0.04	$0.05	$0.16	$0.14
Diluted	$0.04	$0.05	$0.16	$0.14
Year ended December 31, 2004:
Revenue	$267,998	$265,531	$258,347	$260,814
Gross profit	64,267	70,857	69,539	73,506
Income from operations	6,077	14,911	12,217	15,263
Net income	1,401	2,390	10,557	9,655
Net income per common share:
Basic	$0.02	$0.03	$0.14	$0.13
Diluted	$0.02	$0.03	$0.14	$0.13
Year ended December 31, 2003:
Revenue	$246,942	$242,426	$247,337	$264,423
Gross profit	56,188	54,684	63,294	62,275
Income (loss) from operations	7,149	(9,043)	10,604	8,644
Net income (loss)	2,903	(40,780)	478	6,895
Net income (loss) per common share:
Basic	$0.04	$(0.55)	$0.01	$0.09
Diluted	$0.04	$(0.55)	$0.01	$0.09

Fourth Quarter Events

During the fourth quarter of 2005, the Company recorded:

•	An asset impairment charge in its International Customer Care segment of approximately $2.0 million for its South Korea CMC. As of the end of 2005, the Company (i) did not have any clients served from its South Korea CMC and (ii) determined that it would not thereafter market that CMC and, accordingly, the related long-lived assets were impaired;

•	A $0.5 million asset impairment in its North American Customer Care segment resulting from the Company’s decision to discontinue use of certain internally developed software;

•	A restructuring charge of approximately $0.7 million arising from a reduction in force in its International Customer Care segment;

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements For the Years Ended
December 31, 2005, 2004 and 2003 — (Continued)

•	An increase of $2.6 million for a change in the estimated liability for service taxes (included in Selling, general and administrative expense) for the International Customer Care segment based upon new information from the Company’s outside legal counsel enabling a more accurate estimate;

•	A reduction in the deferred tax valuation allowance for the International Customer Care segment of approximately $3.0 million (See Note 9); and

•	A decrease of $3.4 million in tax expense arising from a more favorable tax filing position related to the foreign currency impact of intercompany transfer pricing.

Also during the fourth quarter of 2005, the Company provided Customer Management Services under a short-term contract with the U.S. government to aid in hurricane relief efforts. The revenues related to this short-term project were approximately 10% of the Company’s consolidated revenue for the fourth quarter of 2005, and materially impacted profitability as the project utilized excess CMC capacity. During the fourth quarter, the Company discussed with the U.S. government its belief that certain costs incurred by the Company should be billed. As no agreement was reached, the Company had not billed the U.S. government, and accordingly did not recognize as revenue in 2005 approximately $6 million of services. The Company believes the work order should be amended to include such services. No assurances can be given that the Company will be successful in obtaining an amended work order for all or a portion of such services.

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of TeleTech (incorporated by reference to Exhibit 3.1 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)
3.2	Amended and Restated Bylaws of TeleTech (incorporated by reference to Exhibit 3.2 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)
10.1†	TeleTech Holdings, Inc. Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)
10.2†	TeleTech Holdings, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-69668) filed on September 19, 2001)
10.3†	TeleTech Holdings, Inc. Amended and Restated 1999 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-96617) filed on July 17, 2002)
10.4†	Newgen Results Corporation 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Newgen Results Corporation’s Form S-1 Registration Statement (Registration No. 333-62703) filed on September 2, 1998)
10.5†	Newgen Results Corporation 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Newgen Results Corporation’s Form S-1 Registration Statement (Registration No. 333-62703) filed on September 2, 1998)
10.6	Form of Client Services Agreement, 1996 version (incorporated by reference to Exhibit 10.12 to TeleTech’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-04097) filed on June 5, 1996)
10.7	Agreement for Customer Interaction Center Management Between United Parcel General Services Co. and TeleTech (incorporated by reference to Exhibit 10.13 to TeleTech’s Amendment No. 4 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 30, 1996)
10.8	Client Services Agreement dated May 1, 1997, between TeleTech Customer Care Management (Telecommunications), Inc. and GTE Card Services Incorporated d/b/a GTE Solutions (incorporated by reference to Exhibit 10.12 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 1997)
10.9	Operating Agreement for Ford Tel II, LLC effective February 24, 2000 by and among Ford Motor Company and TeleTech Holdings, Inc. (incorporated by reference to Exhibit 10.25 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2000)
10.10	Credit Agreement dated as of October 29, 2002 among TeleTech, Bank of America, N.A. and the other Lenders party thereto
10.11	Amended and Restated Lease and Deed of Trust Agreement dated June 22, 2000 (incorporated by reference to Exhibit 10.31 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 30, 2000)
10.12	Amended and Restated Participation Agreement dated June 22, 2000 (incorporated by reference to Exhibit 10.32 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 30, 2000)
10.13	Private Placement of Senior Notes pursuant to Note Purchase Agreement dated October 30, 2001 (incorporated by reference to Exhibit 10.73 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10.14†	Employment Agreement dated May 15, 2001 between James Kaufman and TeleTech (incorporated by reference to Exhibit 10.64 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10.15†	Stock Option Agreement dated August 16, 2000 between James Kaufman and TeleTech (incorporated by reference to Exhibit 10.53 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)

Exhibit
No.	Description

10.16†	Non-Qualified Stock Option Agreement dated October 27, 1999 between Michael E. Foss and TeleTech (incorporated by reference to Exhibit 10.26 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2000)
10.17†	Promissory Note dated November 28, 2000 by Sean Erickson for the benefit of TeleTech (incorporated by reference to Exhibit 10.62 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10.18†	Promissory Note dated March 28, 2001 by Sean Erickson for the benefit of TeleTech
10.19†	Employment Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.66 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10.20†	Stock Option Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.70 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10.21†	Restricted Stock Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.71 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10.22†	Restricted Stock Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.72 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10.23†	Employment Agreement dated October 15, 2001 between Ken Tuchman and TeleTech (incorporated by reference to Exhibit 10.68 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10.24†	Stock Option Agreement dated October 1, 2001 between Ken Tuchman and TeleTech (incorporated by reference to Exhibit 10.69 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10.25†	Letter Agreement dated January 11, 2001 between Chris Batson and TeleTech (incorporated by reference to Exhibit 10.54 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10.26†	Stock Option Agreement dated January 29, 2001 between Chris Batson and TeleTech (incorporated by reference to Exhibit 10.55 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10.27†	Letter Agreement dated January 26, 2001 between Jeffrey Sperber and TeleTech (incorporated by reference to Exhibit 10.56 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10.28†	Stock Option Agreement dated March 5, 2001 between Jeffrey Sperber and TeleTech (incorporated by reference to Exhibit 10.57 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10.29	First Amendment to Note Purchase Agreement dated as of February 1, 2003 by and among TeleTech Holdings, Inc. and each of the institutional investors party thereto
10.30	Second Amendment to Note Purchase Agreement dated as of August 1, 2003 by and among TeleTech Holdings, Inc. and each of the institutional investors party thereto
10.31	Third Amendment to Note Purchase Agreement dated as of September 30, 2003 by and among TeleTech Holdings, Inc. and each of the institutional investors party thereto
10.32	First Amendment to Credit Agreement dated as of February 10, 2003 by and among TeleTech Holdings, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent
10.33	Second Amendment to Credit Agreement dated as of June 30, 2003 by and among TeleTech Holdings, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent
10.34	Third Amendment to Credit Agreement dated as of October 24, 2003 by and among TeleTech Holdings, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent
10.35	Intercreditor and Collateral Agency Agreement dated as of October 24, 2003 among various creditors of TeleTech Holdings, Inc. and Bank of America, N.A. as collateral agent

Exhibit
No.	Description

10.36	Pledge Agreement dated as of October 24, 2003 by and among TeleTech Holdings, Inc., each subsidiary of TeleTech Holdings, Inc. party thereto and Bank of America, N.A. as collateral agent
10.37	Security Agreement dated as of October 24, 2003 by and among TeleTech Holdings, Inc., each subsidiary of TeleTech Holdings, Inc. party thereto and Bank of America, N.A. as collateral agent
21.1*	List of subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Rule 13a-14(a) Certification of CEO of TeleTech
31.2*	Rule 13a-14(a) Certification of CFO of TeleTech
32*	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Filed herewith.

†	Management contract or compensatory plan or arrangement filed pursuant to Item 15(b) of this report.