Form 10-Q
period 2006-03-31
TELETECH HOLDINGS INC
filed 2006-05-03
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of April 26, 2006, there were 69,482,794 shares of the registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
MARCH 31, 2006 FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands except share amounts)

	(Unaudited)
	March 31,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$34,483	$32,505
Accounts receivable, net	198,918	207,090
Prepaid and other assets	33,090	30,270
Deferred tax assets, net	11,649	12,990
Income tax receivable	16,294	16,298

Total current assets	294,434	299,153

Property and equipment, net	138,692	133,635
Goodwill	32,803	32,077
Contract acquisition costs, net	12,163	12,874
Deferred tax assets, net	31,864	30,621
Other assets	12,667	9,871

Total assets	$522,623	$518,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$25,067	$30,096
Accrued employee compensation and benefits	65,331	59,196
Other accrued expenses	38,558	40,422
Income tax payable	15,675	17,398
Deferred tax liabilities, net	1,508	2,556
Customer advances and deferred income	8,801	10,515

Total current liabilities	154,940	160,183

Long-term liabilities
Capital lease obligations	807	976
Line of credit	32,500	26,700
Grant advances	6,732	6,476
Deferred tax liabilities	6,136	6,821
Other long-term liabilities	19,142	17,157
Commitments and contingent liabilities	—	—

Total liabilities	220,257	218,313

Minority interest	6,951	6,544

Stockholders’ equity
Common stock $.01 par value; 150,000,000 shares authorized; 68,853,444 and 69,162,448 shares outstanding as of March 31, 2006 and December 31, 2005, respectively	732	694
Additional paid-in capital	143,093	146,367
Accumulated other comprehensive income	3,587	3,698
Retained earnings	148,003	142,615

Total stockholders’ equity	295,415	293,374

Total liabilities and stockholders’ equity	$522,623	$518,231

     The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenue	$283,422	$254,326

Operating expenses
Cost of services	213,545	191,010
Selling, general and administrative	48,058	43,976
Depreciation and amortization	11,801	14,308
Restructuring charges, net	757	953
Impairment losses	176	—

Total operating expenses	274,337	250,247

Income from operations	9,085	4,079

Other income (expense)
Interest income	169	812
Interest expense	(887)	(517)
Other, net	386	579

Income before income taxes and minority interest	8,753	4,953

Provision for income taxes	2,981	2,149

Income before minority interest	5,772	2,804

Minority interest	(384)	(63)

Net income	$5,388	$2,741

Other comprehensive income (loss)
Foreign currency translation adjustments	$1,446	$(1,357)
Derivatives valuation, net of tax	(1,557)	(2,279)

Total other comprehensive loss, net of tax	(111)	(3,636)

Comprehensive income (loss)	$5,277	$(895)

Weighted average shares outstanding
Basic	68,928	74,179
Diluted	70,344	76,720

Net income per share
Basic	$0.08	$0.04
Diluted	$0.08	$0.04
     The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shockholders’
	Shares	Amount	Capital	Income	Earnings	Equity

Balance as of December 31, 2005	69,162	$694	$146,367	$3,698	$142,615	$293,374
Net income	—	—	—	—	5,388	5,388
Foreign currency translation adjustments	—	—	—	1,446	—	1,446
Derivatives valuation, net of tax	—	—	—	(1,557)	—	(1,557)
Exercise of stock options	358	45	3,396	—	—	3,441
Compensation expense from stock options	—	—	1,402	—	—	1,402
Purchases of common stock	(667)	(7)	(8,072)	—	—	(8,079)

Balance as of March 31, 2006	68,853	$732	$143,093	$3,587	$148,003	$295,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$5,388	$2,741
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,801	14,308
Amortization of contract acquisition costs	884	1,037
Provision for doubtful accounts	676	660
Deferred income taxes	(1,961)	(2,511)
Minority interest	384	63
Impairment loss	176	—
Compensation expense from stock options	1,402	—
Tax benefit from stock option exercises	—	834
Loss on disposal of assets	8	—
Changes in assets and liabilities:
Accounts receivable	7,497	(7,192)
Prepaid and other current assets	(7,504)	(3,678)
Accounts payable and accrued expenses	(211)	6,417
Customer advances and deferred income	(1,820)	2,419

Net cash provided by operating activities	16,720	15,098

Cash flows from investing activities:
Purchases of property and equipment	(14,572)	(4,766)
Purchases of intangible assets	(602)	(240)
Contract acquisition costs	(173)	(2,160)

Net cash used in investing activities	(15,347)	(7,166)

Cash flows from financing activities:
Proceeds from lines of credit	119,700	62,500
Payments on lines of credit	(113,900)	(61,800)
Payments on long-term debt and capital lease obligations	(183)	(92)
Payment on grant advance	—	(154)
Payments to minority shareholder	—	(900)
Excess tax benefit from exercise of stock options	554	—
Proceeds from exercise of stock options	2,887	3,001
Purchases of treasury stock	(8,079)	(16,278)

Net cash provided by (used in) financing activities	979	(13,723)

Effect of exchange rate changes on cash and cash equivalents	(374)	(1,060)

Increase (decrease) in cash and cash equivalents	1,978	(6,851)
Cash and cash equivalents, beginning of period	32,505	75,066

Cash and cash equivalents, end of period	$34,483	$68,215

Supplemental disclosures of cash flow information:
Cash paid for interest	$868	$187

Cash paid for income taxes	$4,011	$2,704

     The accompanying notes are an integral part of these consolidated condensed financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(1) OVERVIEW AND BASIS OF PRESENTATION
Overview
TeleTech Holdings, Inc. (“TeleTech” or the “Company”) serves its clients through two primary businesses: (i) Customer Management Services, which provides outsourced customer support and marketing services (“Customer Management”) for a variety of industries via operations in the United States (“U.S.”), Argentina, Australia, Brazil, Canada, China, Germany, India, Malaysia, Mexico, New Zealand, the Philippines, Singapore, Spain, the United Kingdom, and Venezuela; and (ii) Database Marketing and Consulting, which provides outsourced database management, direct marketing, and related customer acquisition and retention services for automotive dealerships and manufacturers in North America.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) which, in the opinion of management, are necessary to present fairly the financial position as of March 31, 2006, and the results of operations and cash flows of the Company and its subsidiaries for the three months ended March 31, 2006 and 2005. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Recently Issued Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” The Company adopted SFAS 123(R) on January 1, 2006. The impact of the adoption of SFAS 123(R) is discussed in Note 3.

(2) SEGMENT INFORMATION
The Company serves its clients through two primary businesses, Customer Management Services and Database Marketing and Consulting. Customer Management Services provides outsourced customer support and marketing services for a variety of industries via Customer Management Centers (“CMC” or “Center”) throughout the world. When the Company begins operations in a new country, it determines whether the country is intended to primarily serve U.S.–based clients, in which case the country is included in the North American Customer Management segment, or the country is intended to serve both domestic clients from that country and U.S.–based clients, in which case the country is included in the International Customer Management segment. This is consistent with the Company’s management of the business, internal financial reporting structure, and operating focus. Operations for each segment of Customer Management Services are conducted in the following countries:

North American Customer
Management	International Customer Management
United States Canada India Philippines	Argentina Australia Brazil China Germany Malaysia Mexico New Zealand Singapore Spain United Kingdom Venezuela
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
It is a significant Company strategy to garner additional business through the lower cost opportunities offered by certain International countries. Accordingly, the Company provides services to certain U.S. clients from CMCs in Argentina, Canada, India, Mexico, and the Philippines. Under this arrangement, while the U.S. subsidiary invoices and collects from the client, the U.S. subsidiary enters into a contract with the foreign subsidiary to reimburse the foreign subsidiary for its costs plus a reasonable profit. This reimbursement is reflected as revenue by the foreign subsidiary. As a result, a portion of the revenue from these client contracts is recorded by the U.S. subsidiary, while a portion is recorded by the foreign subsidiary. For U.S. clients served from Canada, India, and the Philippines, which represents the majority of these arrangements, all the revenue remains within the North American Customer Management segment. For U.S. clients served from Argentina and Mexico, a portion of the revenue is reflected in the International Customer Management segment. For the three months ended March 31, 2006 and 2005, approximately $1.1 million and $0.6 million, respectively, of income from operations in the International Customer Management segment was generated from these arrangements. The following table presents Revenue and Income (Loss) from Operations by segment.

	Three Months Ended
	March 31,
	2006	2005
	(amounts in thousands)
Revenue
North American Customer Management	$179,737	$152,252
International Customer Management	86,084	80,420
Database Marketing and Consulting	17,601	21,654

Total	$283,422	$254,326

Income (Loss) from Operations
North American Customer Management	$12,743	$11,233
International Customer Management	(2,693)	(4,323)
Database Marketing and Consulting	(965)	(2,831)

Total	$9,085	$4,079

     The following table presents Revenue based on the geographic location where services are provided:

	Three Months Ended
	March 31,
	2006	2005
	(amounts in thousands)
Revenue
United States	$109,562	$108,179
Asia Pacific	48,785	43,061
Canada	55,380	48,831
Europe	34,102	31,347
Latin America	35,593	22,908

Total	$283,422	$254,326

(3) EQUITY-BASED COMPENSATION
The Company maintains several equity compensation plans (the “Plans”), which are described below, for the benefit of certain of its directors, officers, and employees.
During the first quarter of fiscal 2006, the Company adopted SFAS 123(R), applying the modified prospective method. SFAS 123(R) requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The fair values of all stock options granted by the Company were determined using the Black-Scholes model (“B-S Model”). The Company did not modify the terms of any previously granted options in anticipation of the adoption of SFAS 123(R).
The Company’s 1995 option plan (“1995 Option Plan”), which is shareholder approved, permits the grant of share options to directors, officers, employees, consultants, and independent contractors. The Company believes that such awards better align the interests of recipients with those of its shareholders. Option awards are generally granted with an exercise price equal to the closing market price of the Company’s stock at the date of the grant, generally vest over a three- to five-year period, and are exercisable for 10 years from the date of the grant.
The Company’s non-employee director option plan (“Director Plan”), which is shareholder approved, permits the grant of share options to non-employee directors. The Company believes that such awards better align the interests of non-employee directors with those of its shareholders. The Director Plan provides for options on 750,000 shares of the Company’s stock. All options were granted with an exercise price equal to the closing market price of the Company’s stock at the date of the grant. Those options vested as of the date of the grant but were not exercisable for a period of six months after the grant date. Options are exercisable for 10 years from the date of the grant unless a participant is terminated for cause or one year after a participant’s death. During May 2000, the Company terminated future grants under this plan.
The Company’s 1999 option plan (“1999 Option Plan”), which is shareholder approved, permits the grant of share options to directors, officers, employees, consultants, and independent contractors. The Company believes that such awards enable the Company to continue to a) attract and retain high-quality directors, officers, employees, consultants, and independent contractors, b) motivate such persons to promote the long-term success of the business of the Company; and c) induce employees of companies acquired by the Company to accept employment with the Company following such an acquisition. Option awards are generally granted with an exercise price equal to the closing market price of the Company’s stock at the date of the grant, generally vest over a four- to five-year period, and are exercisable for 10 years from the date of the grant. The 1999 Option Plan provides for an aggregate 14 million shares of common stock that have been reserved for issuance under the plan.

The compensation cost that has been charged against income for the Plans was $1.4 million during the three months ended March 31, 2006 and is included in Selling, General and Administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income. The total income tax benefit recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income for share-based compensation arrangements was approximately $0.5 million.
As noted above, the fair values of the options granted to the Company’s employees were estimated on the date of grant using the B-S Model. The B-S Model incorporates assumptions for inputs that are disclosed in the table below. The risk-free rate is based on the United States Treasury yield curve at the time of the grant. The Company analyzed historical data to estimate options exercise behaviors and employee terminations to determine the expected life of the options to be used within the B-S Model. The expected life represents the number of years the options granted are expected to be outstanding. Expected volatilities are based on historical volatility from the closing prices of the Company’s stock and historical volatility over a period of time commensurate with the expected life of the option grant. The following table provides the range of assumptions used for stock options granted during the three months ended March 31, 2006:

	As of March 31,
	2006	2005
Risk-free interest rate	4.33% - 4.76%	3.65% - 4.18%
Expected life in years	3.97 – 4.22	4.66
Expected volatility	58.65% - 58.87%	76.25%
Dividend yield	0.00%	0.00%
The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2006 and 2005 was $6.19 and $6.21, respectively. Each grant is valued as a single award and compensation expense is recognized on a straight-line basis over the vesting period.
The following table provides the range of assumptions used for stock options granted prior to the adoption of SFAS 123(R) and the resulting weighted-average fair value for options issued during that fiscal year:

	2005	2004	2003
Risk-free interest rate	3.65% - 4.51%	2.72% - 3.98%	2.70% - 6.96%
Expected life in years	4.14 - 4.66	5.31 – 5.50	5.81 – 5.90
Expected volatility	74.66%-76.25%	77.97%-79.72%	71.40%-81.30%
Dividend yield	0.0%	0.0%	0.0%
Weighted-average fair value	$6.06	$5.44	$3.50
A summary of option activity under the Plans as of March 31, 2006, and changes during the quarter then ended, is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	(000’s)
Outstanding as of December 31, 2005	8,682,024	$10.27
Grants	808,950	$12.53
Exercises	(357,955)	$7.01
Cancellations/expirations	(172,919)	$13.42

Outstanding as of March 31, 2006	8,960,100	$10.54	6.97	$18,026

Vested and exercisable as of March 31, 2006	4,250,088	$11.80	4.91	$8,491

A summary of the status of the Company’s unvested options to buy shares as of March 31, 2006, and changes during the quarter then ended is presented below:

		Weighted-
		Average Grant-
Unvested Options	Options	Date Fair Value
Unvested as of December 31, 2005	4,297,208	$5.59
Granted	808,950	7.42
Vested	(295,601)	6.52
Forfeited	(100,545)	5.39

Unvested as of March 31, 2006	4,710,012	5.85

As of March 31, 2006, there was approximately $17.7 million of total unrecognized compensation cost (including the effect of expected forfeitures as required under SFAS 123(R)) related to unvested share-based compensation arrangements granted under the Plans that the Company had not recorded. That cost is expected to be recognized over the weighted-average period of four years. The total fair value of shares vested (excluding expected forfeitures) during the quarters ended March 31, 2006 and 2005 was $1.9 million and $2.9 million, respectively.
Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2006 and 2005 was $2.9 million and $3.0 million, respectively. For periods subsequent to the adoption of SFAS 123(R), we present excess tax benefits from the exercise of stock options, if any, in the Condensed Consolidated Statements of Cash Flows as Cash Flows from Financing Activities rather than Cash Flows from Operating Activities.
Prior to the first quarter of 2006, the Company accounted for equity-based compensation awards under the intrinsic value method, which followed the recognition and measurement of APB Opinion No. 25, and related interpretations. Therefore, no compensation expense was recorded in Net Income, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for the three months ended March 31, 2005.

Three Months Ended
March 31, 2005
(in thousands, except
per share amounts)
Net income as reported	$2,741
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	145
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,436)

Pro forma net income	$1,450

Net income per share:
Basic-as reported	$0.04
Diluted-as reported	$0.04
Basic-pro forma	$0.02
Diluted-pro forma	$0.02

(4) SIGNIFICANT CLIENTS
The Company has two clients that contributed in excess of 10% of the Company’s Revenue, both of which are in the communications industry. The revenue from these clients, as a percentage of Revenue, is as follows:

	Three Months Ended
	March 31,
	2006	2005
Client A	16.7%	18.5%
Client B	9.3%	11.0%
As of March 31, 2006, accounts receivable from clients A and B were $36.8 million and $25.0 million, respectively. As of December 31, 2005, accounts receivable from clients A and B were $34.6 million and $18.5 million, respectively.
The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs ongoing credit evaluations of its clients and maintains allowances for uncollectible accounts. Although the Company is impacted by economic conditions in the communications and media, automotive, financial services, and government services industries, management does not believe significant credit risk exists as of March 31, 2006.
(5) DERIVATIVES
The Company conducts a significant portion of its business in currencies other than the U.S. dollar, the currency in which the consolidated financial statements are reported. Correspondingly, the Company’s operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. The Company’s subsidiaries in Argentina, Canada, and the Philippines use the local currency as their functional currency in addition to paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars. To hedge against the risk of a weaker U.S. dollar, the Company’s U.S. entity has contracted on behalf of its foreign subsidiaries with several financial institutions to acquire (utilizing forward, non-deliverable forward, and option contracts) the functional currency of the foreign subsidiary at a fixed U.S. dollar exchange rate at specific dates in the future. The Company pays up-front premiums to obtain option hedge instruments.
While the Company has implemented certain strategies to mitigate risks related to the impact of fluctuations in currency exchange rates, it cannot ensure that it will not recognize gains or losses from international transactions, as this is part of transacting business in an international environment. Not every exposure is or can be hedged, and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts which may vary or which may later prove to have been inaccurate. Failure to successfully hedge or anticipate currency risks properly could adversely affect the Company’s operating results.
As of March 31, 2006, the notional amount of these derivative instruments is summarized as follows:

	Local Currency	U.S. Dollar	Dates Contracts
	Amount	Amount	are Through
	(amounts in thousands)
Canadian Dollar	$127,457	$107,364	March 2007
Argentine Peso	$20,100	6,541	February 2007
Philippine Peso	$1,020,000	19,413	February 2007

		$133,318

These derivatives are classified as Prepaid and Other Assets (a component of Total Current Assets) of $4.4 million and $6.7 million and Other Assets (a component of Total Assets) of $0.0 million and $0.6 million as of March 31, 2006 and December 31, 2005, respectively.
The Company recorded deferred tax liabilities of $0.9 million and $1.9 million related to these derivatives as of March 31, 2006 and December 31, 2005, respectively. A total of $1.5 million and $3.0 million of deferred gains, net of tax, on derivative instruments as of March 31, 2006 and December 31, 2005, respectively, were recorded in Accumulated Other Comprehensive Income. During the three months ended March 31, 2006 and 2005, the Company recorded gains of $1.6 million and $2.3 million, respectively, for settled hedge contracts and the related premiums. These are reflected in Revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
The Company also entered into a foreign exchange forward contract to reduce the short-term effect of foreign currency fluctuations related to a $19.2 million intercompany note payable from its Canadian subsidiary to a U.S. subsidiary. The gains and losses on this foreign exchange contract offset the transaction gains and losses on this foreign currency obligation. These gains and losses are recognized in earnings as the Company elected to not classify the hedge for hedge accounting treatment.
The following table summarizes the impact of fluctuations in foreign currency translation on certain components of our Condensed Consolidated Statements of Operations and Comprehensive Income, represented as an increase (decrease) due to changes in foreign currency exchange rates in the current year period compared to the prior year period.

	Three months ended
	March 31,
	2006	2005
	(amounts in thousands)
Revenue	$1,777	$5,065
Cost of services	$1,295	$4,192
Selling, general and administrative	$(54)	$803
(6) INDEBTEDNESS
Under the Company’s credit facility (“Credit Facility”), the Company may borrow up to $100 million, with an option to increase the size of the Credit Facility to a maximum of $150 million (subject to approval by the lenders) at any time up to 90 days prior to maturity of the Credit Facility. The Credit Facility matures May 4, 2007. However, the Company may request a one year extension, subject to approval by the lenders. The Credit Facility is secured by 100% of the Company’s domestic accounts receivable and a pledge of 65% of capital stock of specified material foreign subsidiaries.
The Credit Facility, which includes customary financial covenants, may be used for general corporate purposes, including working capital, purchases of treasury stock, and acquisition financing. The Credit Facility accrues interest at a rate based on either (1) the Prime Rate, defined as the higher of the lender’s prime rate or the Federal Funds Rate plus 0.50%, or (2) the London Interbank Offered Rate (“LIBOR”) plus an applicable credit spread, at the Company’s option. The interest rate will vary based on the Company’s leverage ratio as defined in the Credit Facility. As of March 31, 2006, interest accrued at the weighted-average rate of 7.49%. As of March 31, 2006 and December 31, 2005, the Company had outstanding borrowings under the Credit Facility of $32.5 million and $26.7 million, respectively.
(7) RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES
Restructuring Charges, Net and Impairment Losses for the three months ended March 31, 2006 of $0.9 million consists of approximately (i) $0.6 million for the fair value of the liability for lease payments for a portion of an International Customer Management facility we have ceased to use, (ii) $0.2 million for the difference between assumed values to be received for assets in closed centers versus actual value received, and (iii) $0.2 million in severance for our International Customer Management segment, less (iv) a $0.1 million reversal of unused prior-period balances.

A rollforward of the activity in the restructuring accrual is as follows:

	Closure	Reduction in
	of CMCs	Force	Total
	(amounts in thousands)
Balance as of December 31, 2004	$599	$233	$832
Expense	682	2,139	2,821
Payments	(193)	(1,145)	(1,338)
Reversal of unused balances	—	(148)	(148)

Balance as of December 31, 2005	1,088	1,079	2,167
Expense	589	275	864
Payments	(337)	(613)	(950)
Reversal of unused balances	—	(107)	(107)

Balance as of March 31, 2006	$1,340	$634	$1,974

The restructuring accrual is included in Other Accrued Expenses in the accompanying Condensed Consolidated Balance Sheets.
(8) CONTINGENCIES
Legal Proceedings
From time to time, the Company may be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed both probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot presently be ascertained, on the basis of present information and advice received from counsel, it is management’s opinion that the disposition or ultimate determination of such claims or lawsuits will not have a material adverse effect on the Company.
Guarantees
The Company’s Credit Facility is guaranteed by the majority of the Company’s domestic subsidiaries.
Letters of Credit
As of March 31, 2006, outstanding letters of credit and other performance guarantees totaled approximately $17.1 million, which primarily guarantee workers’ compensation, other insurance related obligations, and facility leases.
(9) EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	March 31,
	2006	2005
	(amounts in thousands)
Shares used in basic per share calculation	68,928	74,179
Effects of dilutive securities:
Stock options	1,416	2,441
Restricted stock	—	100

Shares used in diluted per share calculation	70,344	76,720

As of March 31, 2006 and 2005, options to purchase 1.7 million and 2.6 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive. The Company has also excluded the impact of outstanding warrants, as their inclusion would be anti-dilutive for all periods presented.

(10) OTHER FINANCIAL INFORMATION
As of March 31, 2006, Accumulated Comprehensive Income consisted of $2.1 million and $1.5 million of foreign currency translation adjustments and derivatives valuation, net of tax, respectively. As of December 31, 2005, Accumulated Other Comprehensive Income consisted of $0.7 million and $3.0 million of foreign currency translation adjustments and derivatives valuation, net of tax, respectively.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. The projections and statements contained in these forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. All statements not based on historical fact are forward-looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, following are important factors that could cause our actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to the following: our belief that we are continuing to see strong demand for our services; estimated revenue from new, renewed, and expanded client business as volumes may not materialize as forecasted or be sufficient to achieve our Business Outlook; achieving expected profit improvement in our International Customer Management operations; the ability to close and ramp new business opportunities that are currently being pursued with existing clients and potential clients in order to achieve our Business Outlook; our ability to execute our growth plans, including sales of new products (such as TeleTech On DemandTM and TeleTech In CultureTM); our ability to achieve our year-end 2006 and 2007 financial goals and targeted cost reductions set forth in our Business Outlook; the possibility of our Database Marketing and Consulting segment not increasing revenue, lowering costs, or returning to profitability; the possibility of lower revenue or price pressure from our clients experiencing a downturn or merger in their business; greater than anticipated competition in the Business Process Outsourcing (“BPO”) and customer management market, causing adverse pricing and more stringent contractual terms; risks associated with losing or not renewing client relationships, particularly large client agreements, or early termination of a client agreement; the risk of losing clients due to consolidation in the industries we serve; consumers’ concerns or adverse publicity regarding our clients’ products; our ability to find cost effective locations, obtain favorable lease terms, and build or retrofit facilities in a timely and economic manner; risks associated with business interruption due to weather or terrorist-related events; risks associated with attracting and retaining cost-effective labor at our customer management centers; the possibility of additional asset impairments and restructuring charges; risks associated with changes in foreign currency exchange rates; economic or political changes affecting the countries in which we operate; changes in accounting policies and practices promulgated by standard setting bodies; and new legislation or government regulation that impacts the BPO and customer management industry.

Executive Overview
We serve our clients through two primary businesses, Customer Management Services and Database Marketing and Consulting. Customer Management Services provides outsourced customer support and marketing services for a variety of industries via CMCs throughout the world. When we begin operations in a new country, we determine whether the country is intended to primarily serve U.S.-based clients, in which case we include the country in our North American Customer Management segment, or the country is intended to serve both domestic clients from that country and U.S.–based clients, in which case we include the country in our International Customer Management segment. This is consistent with our management of the business, internal financial reporting structure, and operating focus. Operations for each segment of Customer Management Services are conducted in the following countries:

North American Customer
Management	International Customer Management
United States Canada India Philippines	Argentina Australia Brazil China Germany Malaysia Mexico New Zealand Singapore Spain United Kingdom Venezuela
Database Marketing and Consulting provides outsourced database management, direct marketing, and related customer acquisition and retention services for automobile dealerships and manufacturers.
Segment accounting policies are the same as those used in the consolidated financial statements. See Note 2 to the Condensed Consolidated Financial Statements for additional discussion regarding our preparation of segment information.
Customer Management Services
The Customer Management Services business generates revenue based primarily on the amount of time our representatives devote to a client’s program. We primarily focus on large global corporations in the following industries; automotive, communications and media, financial services, government, logistics, retail, technology, and travel. Revenue is recognized as services are provided. The majority of our revenue is, and we anticipate that the majority of our future revenue will continue to be, from multi-year contracts. However, we do provide certain client programs on a short-term basis and our operations outside of North America are characterized by shorter-term contracts. Additionally, we typically experience client attrition of approximately 10% to 15% of our revenue each year. Our client attrition in 2005 was 7%, which we believe is attributable to our investment in an account management and operations team focused on client service. Our invoice terms with clients range from 30 days to 60 days, with longer terms in Europe.
The Customer Management Services industry is highly competitive. Our ability to sell our existing services or gain acceptance for new products or services is challenged by the competitive nature of the industry. There can be no assurance that we will be able to sell services to new clients, renew relationships with existing clients, or gain client acceptance of our new products.
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
When renewing contracts, clients may request that all or a portion of the renewal work be located within International CMCs. These requests decrease our revenue as the billing rate we charge for International CMCs is lower than for our North American CMCs, and, in the short-term, increase our costs as we incur expenses related to relocating the work. For the three months ended March 31, 2006, we incurred contract relocation costs of approximately $0.2 million.

Quarterly, we review capacity utilization and projected demand for future capacity. In conjunction with these quarterly reviews, we may decide to consolidate or close under-performing CMCs, including those impacted by the loss of a major client program, in order to maintain or improve targeted utilization and margins.
Because clients may request that we serve their customers from International CMCs with lower prevailing labor rates, in the future we may decide to close one or more U.S.-based CMCs, even though it is generating positive cash flow, because we believe the future profits from conducting such work outside the U.S. may more than compensate for the one-time charges related to closing the facility.
The short-term focus of management is to increase revenue in both the North American Customer Management and International Customer Management segments by:
•	Selling new business to existing clients;

•	Continuing to focus sales efforts on large, complex, multi-center opportunities;

•	Differentiating our products and services by developing and offering new solutions to clients; and

•	Exploring merger and acquisition possibilities.
It is possible that the contemplated benefits of any future acquisitions may not materialize within the expected time periods or to the extent anticipated. Critical to the success of our acquisition strategy in the future is the orderly, effective integration of acquired businesses into our organization. If this integration is unsuccessful, our business may be adversely impacted. There is also the risk that our valuation assumptions and models for an acquisition may be overly optimistic or incorrect.
Our ability to enter into new multi-year contracts, particularly large complex opportunities, is dependent upon the macroeconomic environment in general and the specific industry environments in which our clients operate. A weakening of the U.S. and/or the global economy could lengthen sales cycles or cause delays in closing new business opportunities.
As previously announced, we were recently awarded new business with new and existing clients. As a result, we are expanding our capacity in select International markets with the addition of an estimated 7,500 workstations in Canada, Latin America, and the Philippines. We may have difficulties managing the timeliness of launching new or expanded client programs, and the associated internal allocation of personnel and resources. This could cause a decline in or delay in recognition of revenues and an increase in costs, either of which could adversely affect our operating results. In the event we do not successfully expand our capacity or launch the new or expanded client programs, we may be unable to achieve the revenue and profitability targets set forth in the Business Outlook section below.
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
We internally target capacity utilization in our Centers at 85% to 90% of our available workstations. As of March 31, 2006, the overall capacity utilization in our multi-client Centers was 70% (see “Workstation Utilization” below for further details).

As mentioned above, our profitability is influenced by the number of new or expanded client programs. In July 2003, we adopted Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which provides further guidance on how to account for multiple element contracts. We determined that EITF 00-21 requires the deferral of revenue for the initial training that occurs upon commencement of a new client contract (“Start-Up Training”) if that training is billed separately to a client. Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are also deferred. In these circumstances, both the training revenue and costs are amortized straight-line over the life of the client contract. In situations where Start-Up Training is not billed separately, but rather included in the hourly production rates paid by the client over the life of the contract, no deferral is necessary as the revenue is being recognized over the life of the contract. If Start-Up Training revenue is not deferred, the associated training expenses are expensed as incurred. For the quarter ended March 31, 2006, we incurred $1.0 million of training expenses for client programs for which we did not defer Start-Up Training revenue.
The following is a summary of the impact of the adoption of EITF 00-21 on the three months ended March 31, 2006 (in thousands):

	Three Months Ended
	March 31, 2006
		Income from
	Revenue	operations
Deferred due to new business	$(3,513)	$(1,492)
Amortization of prior deferrals	1,034	795

Net impact for period	$(2,479)	$(697)

Our potential clients typically obtain bids from multiple vendors and evaluate many factors in selecting a service provider including, among other factors, the scope of services offered, the service record of the vendor, and price. We generally price our bids with a long-term view of profitability and, accordingly, we consider all of our fixed and variable costs in developing our bids. We believe that our competitors, at times, may bid business based upon a short-term view, as opposed to our longer-term view, resulting in a lower price bid. While we believe our clients’ perceptions of the value we provide results in our being successful in certain competitive bid situations, there are often situations where a potential client may prefer a lower cost.
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
Database Marketing and Consulting
As of March 31, 2006, our Database Marketing and Consulting segment has relationships with over 3,500 automobile dealers representing 28 different automotive brand names. These contracts generally have terms ranging from month-to-month to 24 months. For a few major automotive manufacturers, the automotive manufacturer collects from the individual automobile dealers on our behalf. Our average collection period is 30 days.

A majority of the revenue from this segment is generated utilizing a database and contact engine to promote the service business of automobile dealership customers using targeted marketing solutions through the Web, e-mail, phone, or mail. A combination of factors contributed to this segment generating a loss from operations of approximately $1.0 million, after corporate allocations, for the three months ended March 31, 2006. Excluding corporate allocations, this segment generated a loss from operations of $0.2 million for the three months ended March 31, 2006.
For 2006, we modified our agreement with Ford Motor Company (whose dealers represent approximately 60% of the revenue of our Database Marketing and Consulting segment) to provide services to Ford’s automotive dealerships on a preferred basis, rather than on an exclusive basis as was the previous agreement, as Ford was to commence offering a competing product. The new agreement gives us flexibility to customize service offerings and the ability to contract directly with Ford’s dealerships. Primarily due to Ford offering a competing product, our dealer attrition rate has exceeded our new account growth in 2006, resulting in a significant decrease in revenue from the prior year period (a trend that is continuing into the second quarter of 2006). At the same time, this segment is focused on developing a field sales organization to approach non-Ford dealers.
Due to the factors discussed above, we believe this segment will incur a loss from operations in the second quarter of 2006 in the range of $3.0 million to $4.0 million higher than in the first quarter of 2006, as we work to implement the plans outlined below to return this segment to profitability.
We plan to focus on the following during 2006:
•	Diversifying our client base by establishing relations with new automotive manufacturers and dealer groups;

•	Reducing our client attrition rate by improving customer services and increasing customer contact;

•	Continuing to manage costs through operational effectiveness; and

•	Acquiring business platforms for similar and related services.
The clients of our Database Marketing and Consulting segment, as well as our joint venture with Ford, come primarily from the automotive industry. The U.S. automotive industry is currently reporting declining earnings, which may result in client losses, lower volumes, or place additional pricing pressures on our operations.
Overall
As shown in the “Financial Comparison” below (see “Net increase (decrease) to income from operations excluding items separately identified below”), we believe that we have been successful in improving income from operations for our North American and International Customer Management segments. The increases are attributable to a variety of factors such as expansion of work on certain client programs, our multi-phased cost reduction plan, transitioning work on certain client programs to lower cost operating centers, and taking actions to improve individual client program profit margins and/or eliminate unprofitable client programs.
We expect to operate without material financial indebtedness, as compared to our consolidated Stockholders’ Equity, unless we were to incur additional indebtedness to finance acquisitions or to fund our stock repurchase program.
Adoption of SFAS No. 123(R) and Equity-Based Compensation Expense
During the three months ended March 31, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), applying the modified prospective method. SFAS 123(R) requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the Condensed Consolidated Statement of Operations and Comprehensive Income based on the grant date fair value of the award. Prior to the adoption of SFAS 123(R), we accounted for equity-based awards under the intrinsic value method, which followed recognition and measurement principles of Accounting Principles Board Opinion No. 25 and related interpretations and equity-based compensation was included as pro forma disclosure within the notes to the financial statements.

We did not modify the terms of any previously granted options in anticipation of the adoption of SFAS 123(R).
Income from operations for the three months ended March 31, 2006 was adversely affected by the impact of equity-based compensation due to the implementation of SFAS 123(R). We recorded $1.4 million for equity-based compensation during the three months ended March 31, 2006. We expect that equity-based compensation expense for fiscal 2006 will be approximately $5.6 million based on current outstanding awards and assumptions applied. However, any significant awards granted during the remainder of fiscal 2006, required changes in the estimated forfeiture rates, or significant changes in the market price of our common stock may impact this estimate. Based on current outstanding awards, compensation expense related to equity-based payments to employees is expected to be $5.2 million and $4.4 million during fiscal years 2007 and 2008, respectively. See Note 3 to the Condensed Consolidated Financial Statements for more information.
Critical Accounting Policies
We have identified the policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to our Consolidated Financial Statements in our Annual Report on Form 10-K.
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
For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Descriptions of these critical accounting policies follow.
Revenue Recognition
For each client arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If all criteria are met, we recognize revenue at the time services are performed. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.
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
From time-to-time, we make certain expenditures related to acquiring contracts (recorded as Contract Acquisition Costs in the accompanying Condensed Consolidated Balance Sheets). Those expenditures are capitalized and amortized in proportion to the initial expected future revenue from the contract, which in most cases results in straight-line amortization over the life of the contract. Amortization of these costs is recorded as a reduction to Revenue.
Some of our contracts are billed in advance. Accordingly, amounts billed and collected, but not earned, under these contracts are excluded from Revenue and included in Customer Advances and Deferred Income in the accompanying Condensed Consolidated Balance Sheets.
Income Taxes
We account for income taxes under SFAS 109, which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be recovered from future projected taxable income.
SFAS 109 provides for the weighing of positive and negative evidence in determining whether it is more likely than not that a deferred tax asset is recoverable. Based upon assessments of recoverability of our deferred tax assets, our valuation allowance as of March 31, 2006 is $8.4 million. This valuation allowance is principally related to deferred tax assets associated with the local operations in Argentina, India, and Spain. We have approximately $43.5 million of net deferred tax assets as of March 31, 2006 related to the U.S. and other international jurisdictions whose recoverability is dependent upon future profitability.
Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate is affected by the proportion of revenues and income before taxes in the various domestic and international jurisdictions in which we operate. Further, we are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions in which we operate, as well as the requirements, pronouncements, and rulings of certain tax, regulatory, and accounting organizations. We estimate our annual effective tax rate each quarter based on a combination of actual results and forecasted results of subsequent quarters. Consequently, significant changes in our actual quarterly or forecasted results may impact the effective tax rate for the current or future periods.
Allowance for Doubtful Accounts
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
Impairment of Long-Lived Assets
We evaluate the carrying value of our individual CMCs in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” to assess whether estimated future operating results will be sufficient to recover the carrying costs of the long-lived assets. When the operating results of a Center have deteriorated to the point it is likely that losses will continue for the foreseeable future, or we expect that a CMC will be closed or otherwise disposed of before the end of its estimated useful life, we select the CMC for further review.

For CMCs selected for further review, we estimate the probability-weighted future cash flows from operating the Center over its useful life. Significant judgment is involved in projecting future capacity utilization, pricing, labor costs, and the estimated useful life of the Center. We do not subject to the same test CMCs that have been operated for less than two years or those Centers that have been impaired within the past two years (the “Two Year Rule”) because we believe sufficient time is necessary to establish a market presence and build a client base for such new or modified Centers in order to adequately assess recoverability. However, such CMCs are nonetheless evaluated in case other factors would indicate an impairment had occurred. For impaired CMCs, we write the assets down to their estimated fair market value. If the assumptions used in performing the impairment test prove insufficient, the fair value estimate of the CMCs may be significantly lower, thereby causing the carrying value to exceed fair value and indicating an impairment had occurred.
Excluding the fully impaired Centers in Glasgow, Scotland and South Korea (see Note 7 to our Consolidated Financial Statements in our Annual Report on Form 10-K), a sensitivity analysis of the impairment evaluation was completed at year-end assuming that the future results were 10% less than the current operating performance for these CMCs. As shown in the table below, the analysis indicated that an impairment of approximately $11.2 million would arise. However, for the CMCs tested, the current probability-weighted projection scenarios indicated that an impairment had not occurred as of March 31, 2006.
The following table summarizes the sensitivity analysis we performed during the first quarter of 2006:

			Additional
	Net Book	Number of	Impairment Under
	Value	CMCs	Sensitivity Test
	(amounts in thousands, except number of CMCs)
Tested based on Two Year Rule:
Positive cash flow in period	$51,706	56	$—
Negative cash flow in period	5,363	4	1,921

Not tested based on Two Year Rule:
Positive cash flow in period	8,827	4	—
Negative cash flow in period	9,303	7	9,303

Total:
Positive cash flow in period	60,533	60	—
Negative cash flow in period	14,666	11	11,224

	$75,199	71	$11,224

We also assess the realizable value of capitalized software on a quarterly basis, based upon current estimates of future cash flows from services utilizing the software (principally utilized by our Database Marketing and Consulting segment). No impairment had occurred as of March 31, 2006.
Goodwill
Goodwill is tested for impairment at least annually at the segment level for the Database Marketing and Consulting segment (which consists of one subsidiary company) and for reporting units one level below the segment level for the other two segments in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The impairment, if any, is measured based on the estimated fair value of the reporting unit. Fair value can be determined based on discounted cash flows, comparable sales, or valuations of other similar businesses. Our policy is to test goodwill for impairment in the fourth quarter of each year unless an indicator of impairment arises during an intervening period.

Our Database Marketing and Consulting segment has recently experienced operating losses, but generated positive Free Cash Flow (see “Presentation of Non-GAAP Measurements” below for definition of Free Cash Flow), exclusive of corporate allocations, of $1.5 million during the three months ended March 31, 2006. We have plans to improve the future profitability of that segment. The goodwill for our Database Marketing and Consulting segment is $13.4 million as of March 31, 2006. The results of our probability-weighted cash flow analyses used to estimate the fair value of this segment indicated that an impairment in goodwill had not occurred as of March 31, 2006. We engaged an independent appraisal firm to assess the fair value of this segment. The independent firm’s updated assessment also indicated that no impairment in goodwill had occurred as of March 31, 2006.
Restructuring Liability
We routinely assess the profitability and utilization of our CMCs. In some cases, we have chosen to close under-performing CMCs and complete reductions in workforce to enhance future profitability. We follow SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, instead of upon commitment to a plan.
A significant assumption used in determining the amount of estimated liability for closing CMCs is the estimated liability for future lease payments on vacant centers, which we determine based on a third-party broker’s assessment of our ability to successfully negotiate early termination agreements with landlords and/or our ability to sublease the facility. If our assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain, in our Consolidated Statements of Operations and Comprehensive Income.
Contingencies
We record a liability for pending litigation and claims where losses are both probable and reasonably estimable. Each quarter, management reviews these matters on a case-by-case basis and assigns probability of loss based upon the assessments of in-house counsel and outside counsel, as appropriate.
Explanation of Key Metrics and Other Items
Cost of Services
Cost of Services principally include costs incurred in connection with our customer management operations and database marketing services, including direct labor, telecommunications, printing, postage, sales and use tax, and certain fixed costs associated with CMCs.
Selling, General and Administrative Expenses
Selling, General and Administrative Expenses primarily include costs associated with administrative services such as sales, marketing, product development, regional legal settlements, legal, information systems (including core technology and telephony infrastructure), accounting, and finance. It also includes equity-based compensation expense, outside professional fees (i.e. legal and accounting services), building maintenance expense for non-CMC facilities, and other items associated with administration.
Restructuring Charges, Net
Restructuring Charges, Net primarily include costs incurred in conjunction with reductions in force or decisions to exit facilities, including termination benefits and lease liabilities, net of expected sublease rentals.
Interest Expense
Interest Expense includes interest expense and amortization of debt issuance costs associated with our grants, debt, and capitalized lease obligations.

Other Expenses
The main components of Other Expenses are non-recurring expenditures not directly related to our operating activities, such as corporate legal settlements and foreign exchange transaction losses.
Other Income
The main components of Other Income are miscellaneous receipts not directly related to our operating activities, such as foreign exchange transaction gains and losses and corporate legal settlements. In addition, Other Income includes income related to grants we may receive from time-to-time from local or state governments as an incentive to locate CMCs in their jurisdictions.
Free Cash Flow
We define Free Cash Flow as Net Cash Flows from Operating Activities less purchases of Property and Equipment, as shown in our Condensed Consolidated Statements of Cash Flows.
Quarterly Average Daily Revenue
We define Quarterly Average Daily Revenue as Revenue for the fiscal quarter divided by the calendar days during the quarter.
Days Sales Outstanding
We define days sales outstanding (“DSO”) as Accounts Receivable divided by Quarterly Average Daily Revenue.
Presentation of Non-GAAP Measurements
Free Cash Flow
Free Cash Flow is a non-GAAP liquidity measurement. We believe that Free Cash Flow is useful to our investors because it measures, during a given period, the amount of cash generated that is available for debt obligations and investments other than purchases of Property and Equipment. Free Cash Flow is not a measure determined in accordance with GAAP and should not be considered a substitute for “Operating Income,” “Net Income,” “Net Cash Flows from Operating Activities,” or any other measure determined in accordance with GAAP. We believe this non-GAAP liquidity measure is useful, in addition to the most directly comparable GAAP measure of “Net Cash Flows from Operating Activities,” because Free Cash Flow includes investments in operational assets. Free Cash Flow does not represent residual cash available for discretionary expenditures, since it includes cash required for debt service. Free Cash Flow also excludes cash that may be necessary for acquisitions, investments and other needs that may arise. The following table reconciles Free Cash Flow to “Net Cash Flows from Operating Activities:

	Three Months Ended March 31,
	(amounts in thousands)
			Database Marketing and
	Consolidated		Consulting
	2006	2005	2006	2005
Free Cash Flow	$2,148	$10,332	$1,456	$630
Add back:
Purchases of Property and Equipment	14,572	4,766	450	1,197

Net Cash Flows from Operating Activities	$16,720	$15,098	$1,906	$1,827

Results of Operations
Operating Review
The following tables are presented to facilitate Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	Three Months Ended March 31,
		% of		% of	$	%
	2006	Revenue	2005	Revenue	Change	Change
	(dollars in thousands)
Revenue
North American Customer Management	$179,737	63.4%	$152,252	59.9%	$27,485	18.1%
International Customer Management	86,084	30.4%	80,420	31.6%	5,664	7.0%
Database Marketing and Consulting	17,601	6.2%	21,654	8.5%	(4,053)	(18.7)%

	$283,422	100.0%	$254,326	100.0%	$29,096	11.4%

Cost of Services
North American Customer Management	$136,511	76.0%	$113,618	74.6%	$22,893	20.1%
International Customer Management	68,392	79.4%	66,118	82.2%	2,274	3.4%
Database Marketing and Consulting	8,642	49.1%	11,274	52.1%	(2,632)	(23.3)%

	$213,545	75.3%	$191,010	75.1%	$22,535	11.8%

Selling, General and Administrative
North American Customer Management	$24,577	13.7%	$19,415	12.8%	$5,162	26.6%
International Customer Management	15,672	18.2%	14,262	17.7%	1,410	9.9%
Database Marketing and Consulting	7,809	44.4%	10,299	47.6%	(2,490)	(24.2)%

	$48,058	17.0%	$43,976	17.3%	$4,082	9.3%

Depreciation and Amortization
North American Customer Management	$5,906	3.3%	$7,458	4.9%	$(1,552)	(20.8)%
International Customer Management	3,780	4.4%	4,338	5.4%	(558)	(12.9)%
Database Marketing and Consulting	2,115	12.0%	2,512	11.6%	(397)	(15.8)%

	$11,801	4.2%	$14,308	5.6%	$(2,507)	(17.5)%

Restructuring Charges, Net
North American Customer Management	$—	0.0%	$528	0.3%	$(528)	(100.0)%
International Customer Management	757	0.9%	25	0.0%	732	2928.0%
Database Marketing and Consulting	—	0.0%	400	1.8%	(400)	(100.0)%

	$757	0.3%	$953	0.4%	$(196)	(20.6)%

Impairment Losses
North American Customer Management	$—	0.0%	$—	0.0%	$—	0.0%
International Customer Management	176	0.2%	—	0.0%	176	0.0%
Database Marketing and Consulting	—	0.0%	—	0.0%	—	0.0%

	$176	0.1%	$—	0.0%	$176	0.0%

Income (Loss) from Operations
North American Customer Management	$12,743	7.1%	$11,233	7.4%	$1,510	13.4%
International Customer Management	(2,693)	(3.1)%	(4,323)	(5.4)%	1,630	(37.7)%
Database Marketing and Consulting	(965)	(5.5)%	(2,831)	(13.1)%	1,866	(65.9)%

	$9,085	3.2%	$4,079	1.6%	$5,006	122.7%

Other Income (Expense)	$(332)	(0.1)%	$874	0.3%	$(1,206)	(138.0)%

Provision for Income Taxes	$2,981	1.1%	$2,149	0.8%	$832	38.7%

Financial Comparison
The following table is a condensed presentation of the components of the change in Net Income between the three months ended March 31, 2006 and 2005 and is designed to facilitate the discussion of results of operations in this Form 10-Q:

Three Months
Ended March 31,
2006
(in thousands)
Current period (2006) reported net income	$5,388
Prior period (2005) reported net income	2,741

Difference	$2,647

Explanation
Net increase to income from operations excluding items separately identified below:	$3,140
Database Marketing and Consulting segment	1,866
Increase in interest expense	(370)
Decrease in interest income	(643)
Other	(514)
Increase in taxes	(832)

Total	$2,647

Workstation Utilization
The table below presents workstation data for multi-client Centers as of March 31, 2006 and December 31, 2005. Dedicated and Managed Centers (10,977 and 11,081 workstations, respectively) are excluded from the workstation data as unused seats in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations.

	March 31, 2006			December 31, 2005
	Total			Total
	Production		% In	Production		% In
	Workstations	In Use	Use	Workstations	In Use	Use
North American Customer Management	7,676	4,985	65%	6,514	4,834	74%
International Customer Management	9,678	7,089	73%	9,447	6,695	71%

Total	17,354	12,074	70%	15,961	11,529	72%

The decline in the utilization percentage is primarily attributable to the opening of one large new Center for the North American Customer Management segment.
Three Months Ended March 31, 2006 Compared to March 31, 2005
Revenue
The increase in North American Customer Management revenue between periods was due to new client programs and expansion of existing client programs.
Revenue in the International Customer Management segment increased due to new client programs in Latin America and Europe.
Database Marketing and Consulting revenue decreased due to a net decrease in the customer base as discussed above.

Cost of Services
Cost of Services, in absolute dollars and as a percentage of revenue, in North American Customer Management increased due to (i) an increase in operating expenses related to CMCs that were recently opened and are operating at a low capacity utilization while new client programs are being launched and (ii) the implementation of new client programs, including Start-Up Training expenses for client programs for which Start-Up Training revenue was not deferred, as discussed previously.
Cost of Services, as a percentage of revenue, in International Customer Management decreased as compared to the prior year due to revenue increases discussed above. In absolute dollars, Cost of Services increased due to new client program implementation.
Cost of Services as a percentage of revenue for Database Marketing and Consulting decreased from the prior year, primarily due to our effort to reduce costs and increase profitability.
Selling, General and Administrative Expenses
Selling, General and Administrative expenses for North American Customer Management increased as a percentage of revenue and in absolute dollars due to increased salaries and related benefits resulting principally from the Company’s investment in an eLearning strategy, compensation expense related to share-based payments (see Note 3 to the Condensed Consolidated Financial Statements), and increased incentive compensation.
Selling, General and Administrative expenses for International Customer Management increased in both absolute dollars and as a percentage of revenue due primarily to increased technology-related expenses, increased salaries and benefits expense resulting from headcount additions in our European operations, provision for doubtful accounts, and the recording of compensation expense related to share-based payments (see Note 3 to the Condensed Consolidated Financial Statements).
The decrease in Selling, General and Administrative expenses, in absolute dollars and as a percentage of revenue, for Database Consulting and Marketing was primarily due to our efforts to reduce costs.
Depreciation and Amortization
In absolute dollars, Depreciation and Amortization expense in our North American Customer Management and International Customer Management segments decreased between periods due primarily to the closure of certain facilities. Depreciation and Amortization expense in our Database Marketing and Consulting remained relatively unchanged, in absolute dollars, compared to the prior year.
Restructuring Charges, Net and Impairment Losses
Restructuring Charges, Net and Impairment Losses for the three months ended March 31, 2006 of $0.9 million consists of approximately (i) $0.6 million for the fair value of the liability for lease payments for a portion of an International Customer Management facility we have ceased to use, (ii) $0.2 million for the difference between assumed values to be received for assets in closed centers versus actual value received, and (iii) $0.2 million in severance for our International Customer Management segment, less (iv) a $0.1 million reversal of unused prior-period balances.
Other Income (Expense)
During the three months ended March 31, 2006, Interest Expense increased by $0.4 million due to increased borrowings compared to the prior year. Interest Income decreased by $0.6 million due to less cash investment balances during the quarter.

Income Taxes
The effective tax rate, after minority interest, for the three months ended March 31, 2006 was 35.6%. For succeeding quarters, our effective tax rate will be affected by many factors including (i) the amount and placement of new business into tax jurisdictions with valuation allowances and without valuation allowances, (ii) the recognition of tax benefits that may arise related to tax planning strategies not recorded in the financial statements as their benefit is currently uncertain, and (iii) the impact of Tax Holidays in overseas tax jurisdictions. We expect our effective tax rate for the year ending December 31, 2006 will be between 35% and 40%.
Liquidity and Capital Resources
Our primary sources of liquidity during the three months ended March 31, 2006 were existing cash balances, cash generated from operating activities, and borrowings under our revolving line of credit. We expect that our future working capital, capital expenditures, and debt service requirements will be satisfied primarily from existing cash balances and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent upon, among other things, our ability to (i) sell new business, (ii) expand existing client relationships, and (iii) efficiently manage our operating costs.
The amount of capital required in 2006 will also depend on our level of investment in infrastructure necessary to build new CMCs and maintain and upgrade existing CMCs. We currently expect that capital expenditures in 2006 may be higher than our 2005 capital expenditures resulting from our plans to expand our capacity in select markets with the addition of an estimated 7,500 workstations in Canada, Latin America, and the Philippines. Our working capital and capital expenditure requirements could increase materially in the event of acquisitions or joint ventures requiring that we raise additional capital in the future.
The following discussion highlights our cash flow activities during the three months ended March 31, 2006.
Cash and Cash Equivalents
We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. Our Cash and Cash Equivalents totaled $34.5 million as of March 31, 2006 compared to $32.5 million as of December 31, 2005.
Free Cash Flow
Free Cash Flow (see “Presentation of Non-GAAP Measurements” for the definition of Free Cash Flow) was $2.1 million and $10.3 million for the three months ended March 31, 2006 and 2005, respectively. The decrease from 2005 to 2006 primarily resulted from increased purchases of property and equipment for the three months ended March 31, 2006 compared to the same period in 2005.
Cash Flows From Operating Activities
We reinvest the cash flow from operating activities in our business or purchases of treasury stock. For the three months ended March 31, 2006 and 2005, we reported net cash flows provided by operating activities of $16.7 million and $15.1 million, respectively. The increase is due primarily to higher Net Income for the three months ended March 31, 2006 compared to the same period in 2005.
Cash Flows From Investing Activities
We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the three months ended March 31, 2006 and 2005, we reported net cash flows used in investing activities of $15.3 million and $7.2 million, respectively. The increase from 2005 to 2006 is due primarily to the expansion of CMCs in certain markets.

Cash Flows from Financing Activities
For the three months ended March 31, 2006 and 2005, we reported net cash flows provided by (used in) financing activities of $1.0 million and $(13.7) million, respectively. The change from 2005 to 2006 of $14.7 million principally resulted from less repurchases of our stock compared to the prior year.
Obligations and Future Capital Requirements
Future maturities of our outstanding debt and contractual obligations are summarized as follows:

				More
	Less than		4-5	than 5
Contractual Obligations	1 year	2-3 years	years	years	Total
	(amounts in thousands)
Long-term debt[1]	$—	$32,500	$—	$—	$32,500
Capital lease obligations[1]	202	257	233	317	1,009
Grant advances[1]	—	—	—	6,732	6,732
Purchase obligations[2]	20,756	19,293	13,545	—	53,594
Operating lease commitments[2]	24,335	36,737	26,439	52,865	140,376

Total	$45,293	$88,787	$40,217	$59,914	$234,211

[1]	Reflected on Condensed Consolidated Balance Sheets

[2]	Not reflected on Condensed Consolidated Balance Sheets
Purchase Obligations
Occasionally, we contract with certain of our communications clients (which represent approximately one-third of our annual Revenue) to provide us with telecommunication services. We believe these contracts are negotiated on an arms-length basis and may be negotiated at different times and with different legal entities.
Future Capital Requirements
We expect total capital expenditures in 2006 to be in the range of $40 million to $50 million attributable to (i) maintenance capital for existing CMCs, (ii) the opening and/or expansion of CMCs as described above, and (iii) internal technology projects. The anticipated level of 2006 capital expenditures is primarily dependent upon new client contracts and the corresponding requirements for additional CMC capacity and enhancements to technological infrastructure.
We may consider restructurings, dispositions, mergers, acquisitions, and other similar transactions. Such transactions could include the transfer, sale, or acquisition of significant assets, businesses, or interests, including joint ventures, or the incurrence, assumption, or refinancing of indebtedness, and could be material to our consolidated financial condition and consolidated results of operations.
The launch of large client contracts may result in negative working capital because of the time period between incurring the costs for training and launching the program, and the beginning of the accounts receivable collection process. As a result, periodically we may generate negative cash flows from operating activities.
Debt Instruments and Related Covenants
We discuss debt instruments and related covenants in Note 6 to the Condensed Consolidated Financial Statements.

Client Concentrations
Our five largest clients accounted for 45.1% and 49.2% of our revenue for the three months ended March 31, 2006 and 2005, respectively. In addition, these five clients accounted for an even greater proportional share of our consolidated earnings. The profitability of services provided to these clients varies greatly based upon the specific contract terms with any particular client. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. The contracts with these clients expire between 2006 and 2011. Additionally, a particular client can have multiple contracts with different expiration dates. We have historically renewed most of our contracts with our largest clients. However, there is no assurance that future contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts.
Recent Accounting Pronouncements
We discuss the potential impact of recent accounting pronouncements in Note 1 to the Condensed Consolidated Financial Statements.
Business Outlook
For the full year 2006, we expect revenue to grow approximately 8% to 10% over 2005 and believe our fourth quarter 2006 operating margin will approximate 6% to 7% excluding unusual charges, if any.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our consolidated financial position, consolidated results of operations, or consolidated cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in U.S. interest rates, LIBOR, and foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to our normal operating and funding activities. As of March 31, 2006, we had entered into financial hedge instruments with several financial institutions to manage and reduce the impact of changes, principally the U.S./Canadian dollar exchange rates.
Interest Rate Risk
The interest rate on our Credit Facility is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of March 31, 2006, there was a $32.5 million outstanding balance under the Credit Facility. If the Prime Rate increased 100 basis points, there would not be a material impact to the Company.
Foreign Currency Risk
We have operations in Argentina, Australia, Brazil, Canada, China, Germany, India, Malaysia, Mexico, New Zealand, the Philippines, Singapore, Spain, the United Kingdom, and Venezuela. The expenses from these operations, and in some cases the revenue, are denominated in local currency, thereby creating exposures to changes in exchange rates. As a result, we may experience substantial foreign currency translation gains or losses due to the volatility of other currencies compared to the U.S. dollar, which may positively or negatively affect our revenue and net income attributed to these subsidiaries. For the three months ended March 31, 2006 and 2005, revenue from non-U.S. countries represented 61.3% and 57.5% of consolidated revenue, respectively.
A business strategy for our North American Customer Management segment is to serve certain U.S.-based clients from CMCs located in foreign countries, including Argentina, Canada, India, Mexico, and the Philippines, in order to leverage lower operating costs in these foreign countries. In order to mitigate the risk of these foreign currencies strengthening against the U.S. dollar, which thereby decreases the economic benefit of performing work in these countries, we may hedge a portion, but not 100%, of the foreign currency exposure related to client programs served from these foreign countries. While our hedging strategy can protect us from changes in the U.S./foreign currency exchange rates in the short-term, an overall strengthening of the foreign currencies would adversely impact margins in the North American Customer Management segment over the long-term.

The majority of this type of work is performed from CMCs located in Canada. During the three months ended March 31, 2006 and 2005, the Canadian dollar weakened against the U.S. dollar by 0.1% and strengthened against the U.S. dollar by 1.4%, respectively. We have contracted with several financial institutions on behalf of our Canadian subsidiary to acquire a total of $127.5 million Canadian dollars through March 2007 at a fixed price in U.S. dollars of $107.4 million. As of March 31, 2006, we had total derivative assets associated with foreign exchange contracts of $4.4 million, of which Canadian dollar derivative assets represented $3.9 million (100% of this value settles within the next twelve months). If the U.S./Canadian dollar exchange rate were to increase or decrease 10% from period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding gains or losses in the underlying exposures.
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
Fair Value of Debt and Equity Securities
We did not have any investments in debt or equity securities as of March 31, 2006.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures have also been designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Based on their evaluation as of March 31, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, we may be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed both probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, it is our opinion, based on present information and advice received from counsel, that the disposition or ultimate determination of all such claims or lawsuits will not have a material adverse effect on the Company.

Item 1A. RISK FACTORS
The following risk factor updates the risk factors titled “Our business may be affected by risks associated with international operations and expansion”, “Our financial results may be impacted by our ability to find new locations”, “Our financial results depend on our ability to manage capacity utilization”, “Our future success requires continued growth”, and “Our success depends on key personnel” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Our financial results may be adversely affected if we are unsuccessful in launching new client programs. As previously announced, we were recently awarded new business with new and existing clients. As a result, we are expanding our capacity in select markets with the addition of an estimated 7,500 workstations in Canada, Latin America, and the Philippines. We may have difficulties finding cost effective locations; obtaining favorable lease terms; building or retrofitting facilities in a timely and economic manner; launching new or expanded client programs; and successfully managing the associated internal allocation of personnel and resources. This could cause a decline in or delay in recognition of revenues and an increase in costs, either of which could adversely affect our operating results. If the event we do not successfully expand our capacity or launch the new or expanded client programs, we may be unable to achieve the revenue and profitability expectations outlined in the Business Outlook section.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In November 2001, the Board of Directors (“Board”) authorized a stock repurchase program to repurchase up to $5 million of our common stock. That plan was subsequently amended by the Board resulting in the authorized repurchase amount increasing to $165 million. During the three months ended March 31, 2006, we purchased 0.7 million shares for $8.1 million. From inception of the program through March 31, 2006, we have purchased 12.6 million shares for $107.2 million, leaving $57.8 million remaining under the repurchase program as of March 31, 2006. The program does not have an expiration date.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares	Approximate
			Purchased as	Dollar Value of
			Part of	Shares that May
	Total		Publicly	Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price	Plans or	Under the Plans
	Purchased	Paid per	Programs	or Programs
Period	(000’s)	Share	(000’s)	(000’s)
January 1, 2006 — January 31, 2006	264,933	$11.72	264,933	$62,813
February 1, 2006 — February 28, 2006	284,862	$12.57	284,862	$59,232
March 1, 2006 — March 31, 2006	118,164	$11.80	118,164	$57,838

Total	667,959	$12.10	667,959

Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
Item 5. OTHER INFORMATION
None

Item 6. EXHIBITS

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

TELETECH HOLDINGS, INC. (Registrant)
Date: May 3, 2006	By:	/s/ KENNETH D. TUCHMAN
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: May 3, 2006	By:	/s/ DENNIS J. LACEY
Dennis J. Lacey
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)