Form 10-Q
period 2006-06-30
TELETECH HOLDINGS INC
filed 2006-08-01
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of July 26, 2006, there were 68,897,201 shares of the registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
JUNE 30, 2006 FORM 10-Q

Page No.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005	1
Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2006 and June 30, 2005 (unaudited)	2
Condensed Consolidated Statements of Stockholders’ Equity as of and for the six months ended June 30, 2006 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and June 30, 2005 (unaudited)	4
Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	34
Item 4. Controls and Procedures	35
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3. Defaults Upon Senior Securities	37
Item 4. Submission of Matters to a Vote of Security Holders	37
Item 5. Other Information	37
Item 6. Exhibits	38
SIGNATURES
CERTIFICATIONS
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands except share amounts)

	(Unaudited)
	June 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$31,315	$32,505
Accounts receivable, net	219,662	207,090
Prepaid and other assets	35,639	30,270
Deferred tax assets, net	10,612	12,990
Income tax receivable	16,729	16,298

Total current assets	313,957	299,153

Property and equipment, net	144,362	133,635
Goodwill	57,172	32,077
Contract acquisition costs, net	11,453	12,874
Deferred tax assets, net	38,264	30,621
Other assets	22,699	9,871

Total assets	$587,907	$518,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$81,600	$—
Accounts payable	27,669	30,096
Accrued employee compensation and benefits	67,061	59,196
Other accrued expenses	35,985	40,422
Income tax payable	16,479	17,398
Deferred tax liabilities, net	1,724	2,556
Customer advances and deferred income	6,452	10,515

Total current liabilities	236,970	160,183

Long-term liabilities
Capital lease obligations	727	976
Line of credit	—	26,700
Grant advances	7,109	6,476
Deferred tax liabilities	5,135	6,821
Other long-term liabilities	20,353	17,157
Commitments and contingent liabilities	—	—

Total liabilities	270,294	218,313

Minority interest	7,064	6,544

Stockholders’ equity:
Common stock — $.01 par value; 150,000,000 shares authorized; 68,824,244 and 69,162,448 shares outstanding as of June 30, 2006 and December 31, 2005, respectively	688	694
Additional paid-in capital	144,567	146,367
Accumulated other comprehensive income	5,047	3,698
Retained earnings	160,247	142,615

Total stockholders’ equity	310,549	293,374

Total liabilities and stockholders’ equity	$587,907	$518,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$287,334	$253,933	$570,756	$508,259

Operating expenses
Cost of services	214,823	187,161	429,016	378,171
Selling, general and administrative	48,451	46,110	95,861	90,086
Depreciation and amortization	11,975	13,683	23,776	27,991
Restructuring charges, net	183	(10)	940	943
Impairment losses	302	2,537	478	2,537

Total operating expenses	275,734	249,481	550,071	499,728

Income from operations	11,600	4,452	20,685	8,531

Other income (expense)
Interest income	519	754	687	1,566
Interest expense	(1,198)	(687)	(2,080)	(1,204)
Other, net	495	65	877	644

Income before income taxes and minority interest	11,416	4,584	20,169	9,537

(Benefit) provision for income taxes	(1,520)	623	1,461	2,772

Income before minority interest	12,936	3,961	18,708	6,765

Minority interest	(692)	(249)	(1,076)	(312)

Net income	$12,244	$3,712	$17,632	$6,453

Other comprehensive income (loss)
Foreign currency translation adjustments	$1,834	$635	$3,281	$(722)
Derivatives valuation, net of tax	(375)	(1,793)	(1,932)	(4,073)

Total other comprehensive income (loss)	1,459	(1,158)	1,349	(4,795)

Comprehensive income	$13,703	$2,554	$18,981	$1,658

Weighted average shares outstanding
Basic	68,925	73,008	68,926	73,594
Diluted	69,974	74,501	70,159	75,611

Net income per share
Basic	$0.18	$0.05	$0.26	$0.09
Diluted	$0.17	$0.05	$0.25	$0.09
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Equity

Balance as of December 31, 2005	69,162	$694	$146,367	$3,698	$142,615	$293,374
Net income	—	—	—	—	17,632	17,632
Foreign currency translation adjustments	—	—	—	3,281	—	3,281
Derivatives valuation, net of tax	—	—	—	(1,932)	—	(1,932)
Exercise of stock options	595	47	4,776	—	—	4,823
Excess tax benefit from exercise of stock options	—	—	721	—	—	721
Compensation expense from stock options	—	—	3,325	—	—	3,325
Purchases of common stock	(933)	(53)	(10,622)	—	—	(10,675)

Balance as of June 30, 2006	68,824	$688	$144,567	$5,047	$160,247	$310,549

The accompanying notes are an integral part of these condensed consolidated financial statements

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities
Net income	$17,632	$6,453
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,776	27,991
Amortization of contract acquisition costs	1,605	1,991
Provision for doubtful accounts	1,412	818
Deferred income taxes	(6,959)	(1,544)
Minority interest	1,076	312
Impairment loss	478	2,537
Compensation expense from stock options	3,325	—
Tax benefit from stock option exercises	—	834
Loss on disposal of assets	263	60
Changes in assets and liabilities:
Accounts receivable	(3,290)	(8,410)
Prepaid and other current assets	(6,764)	(2,653)
Accounts payable and accrued expenses	(6,257)	2,529
Customer advances and deferred income	(2,398)	4,395

Net cash provided by operating activities	23,899	35,313

Cash flows from investing activities
Acquisition of a business, net of cash acquired of $0.5 million	(46,157)	—
Purchases of property and equipment	(28,466)	(16,118)
Purchases of intangible assets	(1,030)	(240)
Contract acquisition costs	(179)	(2,160)

Net cash used in investing activities	(75,832)	(18,518)

Cash flows from financing activities
Proceeds from lines of credit	264,500	119,600
Payments on lines of credit	(209,600)	(97,700)
Payments on long-term debt and capital lease obligations	(239)	(450)
Payments to minority shareholder	(587)	(1,800)
Excess tax benefit from exercise of stock options	721	—
Proceeds from employee stock purchase plan	—	476
Proceeds from exercise of stock options	4,753	3,919
Purchases of treasury stock	(10,089)	(30,910)

Net cash provided by (used in) financing activities	49,459	(6,865)

Effect of exchange rate changes on cash and cash equivalents	1,284	(2,087)

(Decrease) increase in cash and cash equivalents	(1,190)	7,843
Cash and cash equivalents, beginning of period	32,505	75,066

Cash and cash equivalents, end of period	$31,315	$82,909

Supplemental disclosures
Cash paid for interest	$1,481	$457

Cash paid for income taxes	$6,342	$7,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(1) OVERVIEW AND BASIS OF PRESENTATION
Overview
TeleTech Holdings, Inc. (“TeleTech” or the “Company”) serves its clients through two primary businesses: (i) Business Process Outsourcing (“BPO”), which provides outsourced business process, customer management, and marketing services for a variety of industries via operations in the United States (“U.S.”), Argentina, Australia, Brazil, Canada, China, Germany, India, Malaysia, Mexico, New Zealand, the Philippines, Singapore, Spain, the United Kingdom, and Venezuela; and (ii) Database Marketing and Consulting, which provides outsourced database management, direct marketing, and related customer acquisition and retention services for automotive dealerships and manufacturers in North America.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring entries) which, in the opinion of management, are necessary to present fairly the financial position as of June 30, 2006, and the results of operations and cash flows of the Company and its subsidiaries for the three and six months ended June 30, 2006 and 2005. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. Certain amounts in 2005 have been reclassified in the condensed consolidated financial statements to conform to the 2006 presentation.
The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Recently Issued Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which replaces SFAS No. 123, “Accounting for Stock Issued to Employees” (“SFAS 123”). The Company adopted SFAS 123(R) on January 1, 2006. The impact of the adoption of SFAS 123(R) is discussed in Note 4.
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 is to be effective as of the beginning of the first annual period beginning after December 15, 2006. FIN 48 defines the threshold for recognizing the tax benefits of a tax return filing position in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This is different than the accounting practice currently followed by the Company, which is to recognize the best estimate of the impact of a tax position only when the position is “probable” of being sustained on audit based solely on the technical merits of the position. The term “probable” is consistent with the use of the term in SFAS No. 5 “Accounting for Contingencies,” to mean that “the future event or events are likely to occur.”
The Company is currently studying the impact FIN 48 will have on its consolidated financial statements when adopted. In the course of reevaluating the Company’s tax return filing positions in light of the new “more-likely-than-not” standard, it is likely that the Company will reduce its liability for previously unrecognized tax benefits at the date of adoption. Consistent with the new accounting standard, any change to adjust the Company’s consolidated financial statements arising from adoption of the new “more-likely-than-not” standard will be recognized in beginning retained earnings in the period of adoption as a change in accounting method.
(2) ACQUISITION
On June 30, 2006, the Company acquired 100 percent of the outstanding common shares of Direct Alliance Corporation (“DAC”). DAC is a provider of outsourced direct marketing services to third parties in the U.S. and its acquisition is consistent with the Company’s strategy to grow and to focus on providing outsourced marketing, sales, and BPO solutions to large multinational clients. DAC is included in the Company’s North American BPO segment.

The preliminary total purchase price of $46.5 million in cash was funded utilizing the Company’s Credit Facility (see Note 7 to the Condensed Consolidated Financial Statements). The purchase agreement provides for the seller to (i) receive a future payment of up to $11 million based upon the earnings of DAC for the last six months of 2006 exceeding specified amounts and (ii) pay the Company up to $5 million in the event certain clients of DAC do not renew, on substantially similar terms, their service agreement with DAC as set forth in the purchase agreement.
The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based upon the Company’s intention to make a 338 election for income tax reporting for the acquisition of DAC, is as follows (amounts in thousands):

Current assets	$14,548
Property and equipment	4,410
Intangible assets	9,100
Goodwill	23,930

Total assets acquired	$51,988

Current liabilities	(5,505)

Total liabilities assumed	(5,505)

Net assets acquired	$46,483

The Company acquired identifiable intangible assets as a result of the acquisition of DAC. The intangible assets acquired, excluding costs in excess of net assets acquired, are preliminarily classified and valued as follows (amounts in thousands):

		Amortization
Type	Value	Period
Trade name	$1,800	None; indefinite life
Customer relationships	$7,300	10 years
The following table presents the pro-forma combined results of operations assuming (i) DAC’s historical unaudited financial results, (ii) the DAC acquisition closed on January 1, 2005, and (iii) pro-forma interest expense assuming the Company utilized its Credit Facility to finance the acquisition (amounts in thousands and unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$303,210	$270,581	$602,121	$541,232
Income from operations	$13,181	$7,070	$23,765	$13,691
Net Income	$12,504	$5,375	$18,072	$9,725

Net income per share
Basic	$0.18	$0.07	$0.26	$0.13
Diluted	$0.18	$0.07	$0.26	$0.13
The pro-forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisition had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies.
(3) SEGMENT INFORMATION
The Company serves its clients through two primary businesses, BPO services and Database Marketing and Consulting. In previous filings the North American BPO segment was referred to as “North American Customer Management” and the International BPO segment was referred to as “International Customer Management.”

BPO provides business process, customer management, and marketing services for a variety of industries via Customer Management Centers (“CMC” or “Center”) throughout the world. When the Company begins operations in a new country, it determines whether the country is intended to primarily serve U.S.–based clients, in which case the country is included in the North American BPO segment, or the country is intended to serve both domestic clients from that country and U.S.–based clients, in which case the country is included in the International BPO segment. This is consistent with the Company’s management of the business, internal financial reporting structure, and operating focus. Operations for each segment of BPO Services are conducted in the following countries:

North American BPO	International BPO
United States	Argentina
Canada	Australia
India	Brazil
Philippines	China
Germany
Malaysia
Mexico
New Zealand
Singapore
Spain
United Kingdom
Venezuela
The Database Marketing and Consulting segment, which consists of one subsidiary company, provides outsourced database management, direct marketing, and related customer acquisitions and retention services for automobile dealerships and manufacturers operating in North America.
The Company allocates to each segment its estimated portion of corporate-level operating expenses. All intercompany transactions between the reported segments for the periods presented have been eliminated.
It is a significant Company strategy to garner additional business through the lower cost opportunities offered by certain foreign countries. Accordingly, the Company provides services to certain U.S. clients from CMCs in Argentina, Canada, India, Mexico, and the Philippines. Under this arrangement, while the U.S. subsidiary invoices and collects from the client, the U.S. subsidiary enters into a contract with the foreign subsidiary to reimburse the foreign subsidiary for its costs plus a reasonable profit. This reimbursement is reflected as revenue by the foreign subsidiary. As a result, a portion of the revenue from these client contracts is recorded by the U.S. subsidiary, while a portion is recorded by the foreign subsidiary. For U.S. clients served from Canada, India, and the Philippines, which represents the majority of these arrangements, all the revenue remains within the North American BPO segment. For U.S. clients served from Argentina and Mexico, a portion of the revenue is reflected in the International BPO segment. For the three months ended June 30, 2006 and 2005, approximately $1.5 million and $0.9 million, respectively, of income from operations in the International BPO segment was generated from these arrangements. For the six months ended June 30, 2006 and 2005, approximately $2.6 million and $1.4 million, respectively, of income from operations in the International BPO segment was generated from these arrangements.

The following table presents Revenue and Income (Loss) from Operations by segment (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue
North American BPO	$189,930	$151,670	$369,667	$303,922
International BPO	87,857	81,141	173,941	161,561
Database Marketing and Consulting	9,547	21,122	27,148	42,776

Total	$287,334	$253,933	$570,756	$508,259

Income (Loss) from Operations
North American BPO	$18,377	$13,865	$31,120	$25,098
International BPO	(1,539)	(5,994)	(4,232)	(10,317)
Database Marketing and Consulting	(5,238)	(3,419)	(6,203)	(6,250)

Total	$11,600	$4,452	$20,685	$8,531

The following table presents Revenue based on the geographic location where the services are provided (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue
United States	$105,883	$106,481	$215,445	$214,660
Asia Pacific	52,825	43,094	101,610	86,155
Canada	53,310	47,991	108,690	96,822
Europe	35,473	29,958	69,575	61,305
Latin America	39,843	26,409	75,436	49,317

Total	$287,334	$253,933	$570,756	$508,259

(4) EQUITY-BASED COMPENSATION
The Company maintains several equity compensation plans (the “Plans”) for the benefit of certain of its directors, officers, and employees.
During the first quarter of fiscal 2006, the Company adopted SFAS 123(R), applying the modified prospective method. SFAS 123(R) requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The fair values of all stock options granted by the Company were determined using the Black-Scholes-Merton model (“B-S-M Model”).

The fair values of the options granted to the Company’s employees were estimated on the date of grant using the B-S-M Model. The following table provides the range of assumptions used for stock options granted during the three months ended June 30, 2006 and 2005:

	June 30, 2006	June 30, 2005

Risk-free interest rate	4.33% — 5.49%	3.83% — 4.24%
Expected life in years	3.83 — 4.79	4.47
Expected volatility	57.65% — 58.28%	76.34%
Dividend yield	0.00%	0.00%
Weighted-average volatility	57.96%	76.34%
Weighted-average fair value	$6.40	$4.98
A summary of option activity under the Plans as of June 30, 2006, and changes during the six months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
Options	Shares	Price	(Years)	(000’s)

Outstanding as of December 31, 2005	8,445,451	$10.26
Grants	1,043,450	12.50
Exercises	(595,655)	7.52
Cancellations/expirations	(409,950)	11.90

Outstanding as of June 30, 2006	8,483,296	10.65	6.90	$25,741

Vested and exercisable as of June 30, 2006	4,302,479	11.39	4.99	14,097

A summary of the status of the Company’s unvested shares as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

		Weighted-
		Average
		Grant-Date
Unvested Shares	Shares	Fair Value

Unvested as of December 31, 2005	4,100,765	$5.58
Granted	1,043,450	$6.97
Vested	(679,653)	$5.45
Forfeited	(283,745)	$5.54

Unvested as of June 30, 2006	4,180,817	$5.95

As of June 30, 2006, there was approximately $20.2 million of total unrecognized compensation cost (including the impact of expected forfeitures as required under SFAS 123(R)) related to unvested share-based compensation arrangements granted under the Plans that the Company had not recorded. That cost is expected to be recognized over the weighted-average period of 4 years. The total fair value of shares vested (excluding expected forfeitures) during the six month period ended June 30, 2006 was $3.7 million.
Cash received from option exercises under all share-based payment arrangements for the three months ended June 30, 2006 and 2005 was $1.9 million and $0.9 million, respectively.
Cash received from option exercises under all share-based payment arrangements for the six months ended June 30, 2006 and 2005 was $4.8 million and $3.9 million, respectively.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three months and six months ended June 30, 2006 are $1.9 million and $3.3 million lower, respectively, than if it had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25 (“APB 25”). Basic and diluted earnings per share for the three months ended June 30, 2006 are $0.02 and $0.02 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. Additionally, basic and diluted earnings per share for the six months ended June 30, 2006 are $0.03 and $0.03 lower, respectively. The compensation cost that has been charged against income for the Plans is included in Selling, General and Administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.
The following table illustrates the effect on net income and earnings per share for the three months and six months ended June 30, 2005, if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (amounts in thousands except per share amounts):

	June 30, 2005
	Three months	Six months
	ended	ended

Net income as reported	$3,712	$6,453
(Deduct) add: Stock-based employee compensation expense (reversal) included in reported net income, net of related tax effects	(113)	32
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,014)	(2,114)

Pro forma net income	$2,585	$4,371

Net income per share
Basic — as reported	$0.05	$0.09
Basic — pro forma	$0.04	$0.06
Diluted — as reported	$0.05	$0.09
Diluted — pro forma	$0.03	$0.06
(5) SIGNIFICANT CLIENTS
The Company has two clients that contributed in excess of 10% of the Company’s revenue, each of which are in the communications industry. The revenue from these clients, as a percentage of total consolidated revenue, is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Client A	17.0%	17.9%	16.8%	18.2%
Client B	8.0%	10.8%	8.7%	10.9%
As of June 30, 2006, accounts receivable from clients A and B were $36.7 million and $14.0 million, respectively. As of December 31, 2005, accounts receivable from clients A and B were $34.6 million and $18.5 million, respectively.
The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs ongoing credit evaluations of its clients and maintains allowances for uncollectible accounts. Although the Company is impacted by economic conditions in certain industries including communications and media, automotive, financial services, healthcare, and government services, management does not believe significant credit risk exists as of June 30, 2006.

(6) DERIVATIVES
The Company conducts a significant portion of its business in currencies other than the U.S. dollar, the currency in which the condensed consolidated financial statements are reported. Correspondingly, the Company’s operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. The Company’s subsidiaries in Argentina, Canada, and the Philippines use the local currency as their functional currency in addition to paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars. To hedge against the risk of a weaker U.S. dollar, the Company’s U.S. entity has contracted on behalf of its foreign subsidiaries with several financial institutions to acquire (utilizing forward, non-deliverable forward, and option contracts) the functional currency of the foreign subsidiary at a fixed U.S. dollar exchange rate at specific dates in the future. The Company pays up-front premiums to obtain option hedge instruments.
While the Company has implemented certain strategies to mitigate risks related to the impact of fluctuations in currency exchange rates, it cannot ensure that it will not recognize gains or losses from international transactions, as this is part of transacting business in an international environment. Not every exposure is or can be hedged, and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts which may vary or which may later prove to be inaccurate. Failure to successfully hedge or anticipate currency risks properly could adversely affect the Company’s operating results.
As of June 30, 2006, the notional amount of these derivative instruments is summarized as follows (amounts in thousands):

	Local Currency	U.S. Dollar	Dates Contracts
	Amount	Amount	are Through
Canadian Dollar	$181,924	$161,072	June 2010
Argentine Peso	$34,950	11,273	May 2007
Philippine Peso	$1,425,000	27,061	May 2007

		$199,406

These derivatives, including option premiums, are classified as Prepaid and Other Assets of $5.0 million and $6.7 million; Other Assets of $0.0 million and $0.6 million; Accrued Expenses of $0.3 million and $0.0 million; and Other Long-term Liabilities of $1.3 million and $0.0 million as of June 30, 2006 and December 31, 2005, respectively.
The Company recorded deferred tax liabilities of $0.7 million and $1.9 million related to these derivatives as of June 30, 2006 and December 31, 2005, respectively. A total of $1.1 million and $3.0 million of deferred gains, net of tax, on derivative instruments as of June 30, 2006 and December 31, 2005, respectively, were recorded in Accumulated Other Comprehensive Income.
During the three months ended June 30, 2006 and 2005, the Company recorded gains of $2.9 million and $1.5 million, respectively, for settled hedge contracts and the related premiums. During the six months ended June 30, 2006 and 2005, the Company recorded gains of $4.5 million and $3.7 million, respectively, for settled hedge contracts and the related premiums. These are reflected in Revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
The Company also entered into a foreign exchange forward contract to reduce the short-term effect of foreign currency fluctuations related to a $19.2 million intercompany note payable from its Canadian subsidiary to a U.S. subsidiary. The gains and losses on this foreign exchange contract offset the transaction gains and losses on this foreign currency obligation. These gains and losses are recognized in earnings as the Company elected not to classify the hedge for hedge accounting treatment.

The impact of foreign currency translation on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income was not material for the three months and six months ended June 30, 2006.
(7) INDEBTEDNESS
During the second quarter of 2006, the Company exercised the option under its credit facility (“Credit Facility”) to increase the amount the Company is permitted to borrow under the Credit Facility to $135 million from $100 million, primarily to fund the acquisition of DAC (see Note 2). The Company’s Credit Facility provides the Company the option to increase the size of the Credit Facility to a maximum of $150 million (subject to approval by the lenders) at any time up to 90 days prior to maturity of the Credit Facility. The Credit Facility matures May 4, 2007. The Company intends to refinance the Credit Facility prior to its maturity. The Company may request a one year extension, subject to approval by the lenders. The Credit Facility is secured by 100% of the Company’s domestic accounts receivable and a pledge of 65% of capital stock of specified material foreign subsidiaries.
The Credit Facility, which includes customary financial covenants, may be used for general corporate purposes, including working capital, purchases of treasury stock, and acquisition financing. The Credit Facility accrues interest at a rate based on either (1) the Prime Rate, defined as the higher of the lender’s prime rate or the Federal Funds Rate plus 0.50%, or (2) the London Interbank Offered Rate (“LIBOR”) plus an applicable credit spread, at the Company’s option. The interest rate will vary based on the Company’s leverage ratio as defined in the Credit Facility. As of June 30, 2006, interest accrued at the weighted-average rate of approximately 8%. As of June 30, 2006 and December 31, 2005, the Company had outstanding borrowings under the Credit Facility of $81.6 million and $26.7 million, respectively.
(8) INCOME TAXES
The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the Condensed Consolidated Financial Statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. When circumstances warrant, the Company assesses the likelihood that its net deferred tax assets will more likely than not be recovered from future projected taxable income. Management judgment has been used in forecasting future taxable income.
SFAS 109 provides for the weighing of positive and negative evidence in determining whether it is more likely than not that a deferred tax asset is recoverable. During the second quarter, the Company reached the decision that it was appropriate to reverse $5.2 million of valuation allowance related to certain foreign tax jurisdictions. This change in judgment concerning the recoverability of deferred tax assets in future accounting periods comes as a result of several factors, including (i) a three-year history of cumulative book income in these overseas tax jurisdictions, (ii) managements projections of current year and future taxable income, and (iii) the strength of new business and contracts. As required by SFAS 109, the valuation allowance is reversed into earnings during the quarter in which the change in judgment occurred. Based upon assessments of recoverability of the Company’s deferred tax assets, as of June 30, 2006, the Company has a valuation allowance of $3.7 million related to deferred tax assets in U.S. and international tax jurisdictions.

The effective tax rate, after minority interest, for the three months ended June 30, 2006 was negative 14.2%. Excluding the $5.2 million reversal of a portion of the deferred tax valuation allowance discussed above, the effective tax rate was 34.3%.
The Company has approximately $42 million of deferred tax assets, net of valuation allowance, as of June 30, 2006 related to the U.S. and international jurisdictions whose recoverability is dependent upon future profitability.
(9) RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES
Restructuring Charges
Restructuring Charges, Net for the three months ended June 30, 2006 of $0.2 million includes approximately (i) $0.2 million in severance related to the closure of certain CMCs in the North American BPO segment and (ii) $0.1 million for CMC closure costs in both the North American BPO and International BPO segments less (iii) a $0.1 million reversal of unused prior-period balances.
Restructuring Charges, Net for the six months ended June 30, 2006 of $0.9 million includes approximately (i) $0.7 million for the fair value of the liability for lease payments for a portion of a CMC that we ceased to use in the International BPO segment, (ii) $0.4 million in severance related to the closure of certain CMCs in the International BPO segment, less (iii) a $0.2 million reversal of unused prior-period balances.
Restructuring Charges, Net for the six months ended June 30, 2005 of $0.9 million related to termination benefits for approximately 20 administrative employees.
A rollforward of the activity in the restructuring reserve liability is as follows (amounts in thousands):

	Closure of	Reduction
	CMCs	in Force	Total
Balance as of December 31, 2004	$599	$233	$832
Expense	682	2,139	2,821
Payments	(193)	(1,145)	(1,338)
Reversal of unused balances	—	(148)	(148)

Balance as of December 31, 2005	1,088	1,079	2,167
Expense	724	420	1,144
Payments	(617)	(925)	(1,542)
Reversal of unused balances	(55)	(149)	(204)

Balance as of June 30, 2006	$1,140	$425	$1,565

The restructuring reserve liability is included in Other Accrued Expenses in the accompanying Condensed Consolidated Balance Sheets.
Impairment Losses
Impairment Losses for the three months ended June 30, 2006 of $0.3 million were to reduce the net book value of long-lived assets in New Zealand and Malaysia to their then estimated fair value.
Impairment Losses for the six months ended June 30, 2006 of $0.5 million includes approximately (i) $0.3 million to reduce the net book value of long-lived assets in New Zealand and Malaysia to their then estimated fair value and (ii) $0.2 million for the difference between assumed values to be received for assets in closed CMCs versus actual value received.
Impairment Losses for the three and six months ended June 30, 2005 of $2.5 million were to reduce the net book value of long-lived assets in the Glasgow, Scotland facility to its then estimated fair value.

(10) CONTINGENCIES
Legal Proceedings
From time-to-time, the Company may be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed both probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot presently be ascertained, on the basis of present information and advice received from counsel, it is management’s opinion that the disposition or ultimate determination of such claims or lawsuits will not have a material adverse effect on the Company.
Guarantees
The Company’s Credit Facility is guaranteed by the majority of the Company’s domestic subsidiaries.
Letters of Credit
As of June 30, 2006, outstanding letters of credit and other performance guarantees totaled approximately $17.2 million, which primarily guarantee workers’ compensation, other insurance related obligations, and facility leases.
(11) EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Shares used in basic per share calculation	68,925	73,008	68,926	73,594
Effects of dilutive securities:
Stock options	1,049	1,393	1,233	1,917
Restricted stock	—	100	—	100

Shares used in diluted per share calculation	69,974	74,501	70,159	75,611

For the three months ended June 30, 2006 and 2005, 1.6 million and 3.2 million, respectively, of options to purchase shares of common stock were outstanding but not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the six months ended June 30, 2006 and 2005, 1.7 million and 2.5 million, respectively, of options to purchase shares of common stock were outstanding but not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The Company has also excluded the impact of outstanding warrants, as the impact would be anti-dilutive for all periods presented.
(12) OTHER FINANCIAL INFORMATION
As of June 30, 2006, Accumulated Other Comprehensive Income included in the Company’s Condensed Consolidated Balance Sheets consisted of $4.0 million and $1.1 million of foreign currency translation adjustments and derivatives valuation, net of tax, respectively. As of December 31, 2005, Accumulated Other Comprehensive Income consisted of $0.7 million and $3.0 million of foreign currency translation adjustments and derivatives valuation, net of tax, respectively.
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

All statements not based on historical fact are forward-looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, following are important factors that could cause our actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to the following: our belief that we are continuing to see strong demand for our services and that sales cycles are shortening; risks associated with successfully integrating Direct Alliance Corporation (“DAC”) and achieving anticipated future revenue growth, profitability, and synergies; estimated revenue from new, renewed, and expanded client business as volumes may not materialize as forecasted or be sufficient to achieve our Business Outlook; achieving expected profit improvement in our International Business Process Outsourcing (“BPO”) operations; the ability to close and ramp new business opportunities that are currently being pursued or that are in the final stages with existing clients and potential clients in order to achieve our Business Outlook; our ability to execute our growth plans, including sales of new products (such as TeleTech On DemandTM); our ability to achieve our year-end 2006 and 2007 financial goals and targeted cost reductions set forth in our Business Outlook; the possibility of our Database Marketing and Consulting segment not increasing revenue, lowering costs, or returning to profitability resulting in an impairment of its $13.4 million of Goodwill; the possibility of lower revenue or price pressure from our clients experiencing a business downturn or merger in their business; greater than anticipated competition in the BPO and customer management market, causing adverse pricing and more stringent contractual terms; risks associated with losing or not renewing client relationships, particularly large client agreements, or early termination of a client agreement; the risk of losing clients due to consolidation in the industries we serve; consumers’ concerns or adverse publicity regarding our clients’ products; our ability to find cost effective locations, obtain favorable lease terms, and build or retrofit facilities in a timely and economic manner; risks associated with business interruption due to weather, pandemic, or terrorist-related events; risks associated with attracting and retaining cost-effective labor at our customer management centers; the possibility of additional asset impairments and restructuring charges; risks associated with changes in foreign currency exchange rates; economic or political changes affecting the countries in which we operate; changes in accounting policies and practices promulgated by standard setting bodies; and new legislation or government regulation that impacts the BPO and customer management industry.
Executive Overview
We serve our clients through two primary businesses, BPO services and Database Marketing and Consulting. BPO services provides outsourced business process, customer management, and marketing services for a variety of industries via CMCs throughout the world. When we begin operations in a new country, we determine whether the country is intended to primarily serve U.S.-based clients, in which case we include the country in our North American BPO segment, or the country is intended to serve both domestic clients from that country and U.S.–based clients, in which case we include the country in our International BPO segment. This is consistent with our management of the business, internal financial reporting structure, and operating focus. Operations for each segment of BPO Services are conducted in the following countries:

North American BPO	International BPO
United States	Argentina
Canada	Australia
India	Brazil
Philippines	China
Germany
Malaysia
Mexico
New Zealand
Singapore
Spain
United Kingdom
Venezuela

On June 30, 2006, we acquired 100 percent of the outstanding common shares of DAC. DAC is a provider of outsourced direct marketing services to third parties in the U.S. and its acquisition is consistent with our strategy to grow and to focus on providing outsourced marketing, sales, and BPO solutions to large multinational clients. DAC is included in our North American BPO segment. We project the acquisition of DAC will contribute approximately $35 million to revenue during the last six months of 2006 and will be slightly accretive to earnings during the first twelve months of combined operations.
Database Marketing and Consulting provides outsourced database management, direct marketing, and related customer acquisition and retention services for automobile dealerships and manufacturers.
Segment accounting policies are the same as those used in the Company’s Condensed Consolidated Financial Statements. See Note 3 to the Condensed Consolidated Financial Statements for additional discussion regarding our preparation of segment information.
BPO Services
The BPO Services business generates revenue based primarily on the amount of time our representatives devote to a client’s program. We primarily focus on large global corporations in the following industries; automotive, communications and media, financial services, healthcare, government, logistics, retail, technology, and travel. Revenue is recognized as services are provided. The majority of our revenue is, and we anticipate that the majority of our future revenue will continue to be, from multi-year contracts. However, we do provide certain client programs on a short-term basis. We have historically experienced annual attrition of existing client programs of approximately 7% to 15% of our revenue. Attrition of existing client programs during the first six months of 2006 was 8% (approximately the same rate as in the first six months of 2005). However, during all of 2005, we experienced net attrition of existing client programs of 3% (attrition of existing client programs was greater than the expansion of existing client programs) whereas for the first six months of 2006, we experienced net growth of existing client programs of 3% as expansion of existing client programs exceeded attrition of existing client programs. We believe this trend is attributable to our investment in an account management and operations team focused on client service. Our invoice terms with clients range from 30 days to 60 days, with longer terms in Europe.
The BPO Services industry is highly competitive. Our ability to sell our existing services or gain acceptance for new products or services is challenged by the competitive nature of the industry. There can be no assurance that we will be able to sell services to new clients, renew relationships with existing clients, or gain client acceptance of our new products.
We compete primarily with the in-house BPO operations of our current and potential clients. We also compete with certain companies that provide BPO services on an outsourced basis. In general, over the last several years, the global economy has negatively impacted the BPO market. More specifically, sales cycles lengthened, competition increased, and contract values were reduced. However, we believe that sales cycles have begun shortening. Nonetheless, pricing pressures continue within our industry due to the rapid growth of offshore labor capabilities.
When renewing contracts, clients may request that all or a portion of the renewed work be located within offshore CMCs. These requests decrease our revenue as the billing rate we charge for offshore CMCs is lower than for our North American CMCs, and, in the short-term, increase our costs as we incur expenses related to relocating the work. For the three and six months ended June 30, 2006, we incurred contract relocation costs of approximately $0.06 million and $0.3 million, respectively. For the three and six months ended June 30, 2006, revenue was negatively impacted by $0.4 million and $2.6 million, respectively, as a result of relocating working from North American CMCs to International CMCs.
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

The short-term focus of management is to increase revenue in both the North American and International BPO segments by:
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
Our ability to enter into new or renewed multi-year contracts, particularly large complex opportunities, is dependent upon the macroeconomic environment in general and the specific industry environments in which our clients operate. A weakening of the U.S. and/or the global economy could lengthen sales cycles or cause delays in closing new business opportunities.
As previously announced, we were recently awarded new business with new and existing clients. As a result, we are expanding our capacity in select International markets with the addition of an estimated 5,000 workstations in Argentina, Canada, Mexico, and the Philippines. We may have difficulties managing the timeliness of launching new or expanded client programs, and the associated internal allocation of personnel and resources. This could cause a decline in or delay in recognition of revenues and an increase in costs, either of which could adversely affect our operating results. In the event we do not successfully expand our capacity or launch the new or expanded client programs, we may be unable to achieve the revenue and profitability targets set forth in the Business Outlook section below.
Our profitability is significantly influenced by our ability to increase capacity utilization in our CMCs, the number of new or expanded programs during a period, and our success at managing personnel turnover and employee costs. Managing our costs is critical since we continue to see pricing pressure within our industry. These pricing pressures have been accentuated by the rapid growth in the availability of offshore labor.
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
However, to respond more rapidly to changing market demands, to implement new programs, and to expand existing programs, we may be required to commit to additional capacity prior to the contracting of additional business, which may result in idle capacity. This is largely due to the significant time required to negotiate and execute a client contract as we concentrate our marketing efforts toward obtaining large, complex BPO programs.
We internally target capacity utilization in our Centers at 85% to 90% of our available workstations. As of June 30, 2006, the overall capacity utilization in our multi-client Centers was 71% (see “Workstation Utilization” below for further details).
As mentioned above, our profitability is influenced by the number of new or expanded client programs. We defer revenue for the initial training that occurs upon commencement of a new client contract (“Start-Up Training”) if that training is billed separately to the client. Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are also deferred. In these circumstances, both the training revenue and costs are amortized straight-line over the life of the client contract. In situations where Start-Up Training is not billed separately, but rather included in the hourly production rates paid by the client over the life of the contract, no deferral is necessary as the revenue is being recognized over the life of the contract. If Start-Up Training revenue is not separately billed, the associated training expenses are expensed as incurred. For the three and six months ended June 30, 2006, we incurred $0.6 million and $1.5 million, respectively, of training expenses for client programs for which we did not separately bill Start-Up Training.

The following summarizes the impact of the deferred Start-Up Training on the three and six months ended June 30, 2006 (amounts in thousands):

	Three months ended		Six months ended
	June 30, 2006		June 30, 2006
		Income		Income
		from		from
	Revenue	Operations	Revenue	Operations
Amounts deferred due to new business	$(2,021)	$(1,630)	$(5,534)	$(3,122)
Amortization of prior period deferrals	1,005	379	2,039	1,174

Net increase (decrease) for the period	$(1,016)	$(1,251)	$(3,495)	$(1,948)

As of June 30, 2006, we had $6.8 million of net deferred Start-Up Training that will be amortized straight-line over the life of the corresponding client contracts (approximately 36 months).
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
Our success in improving our profitability will depend on successful execution of a comprehensive business plan, including the following broad steps:
•	Increasing sales to absorb unused capacity in existing global CMCs;

•	Reducing costs and continued focus on cost controls; and

•	Managing the workforce in our CMCs in a cost-effective manner.
Database Marketing and Consulting
As of June 30, 2006, our Database Marketing and Consulting segment has relationships with over 2,700 automobile dealers representing 27 different automotive brand names. These contracts generally have terms ranging from month-to-month to 24 months. For a few major automotive manufacturers, the automotive manufacturer collects from the individual automobile dealers on our behalf. Our average collection period is 30 days.
A majority of the revenue from this segment is generated utilizing a database and contact system to promote the service business of automobile dealership customers using targeted marketing solutions through the phone, mail, e-mail, and Web. A combination of factors contributed to this segment generating a loss from operations of approximately $5.2 million and $6.2 million, after corporate allocations, for the three and six months ended June 30, 2006. In our Quarterly Report on Form 10-Q for the three months ended March 31, 2006, we projected this segment would generate a loss from operations in the range of $4.0 million to $5.0 million. Excluding corporate allocations, this segment generated a loss from operations of $4.6 million and $4.8 million for the three and six months ended June 30, 2006.

For 2006, we modified our agreement with Ford Motor Company (“Ford”; whose dealers represented approximately 40% of the revenue of our Database Marketing and Consulting segment for the second quarter of 2006), to provide services to Ford’s automotive dealerships on a preferred basis, rather than on an exclusive basis as was the previous agreement, as Ford was to commence offering a competing product. The new agreement gives us flexibility to customize service offerings and the ability to contract directly with Ford’s dealerships under our defined terms and conditions. Primarily due to Ford offering a competing product, our dealer attrition rate has exceeded our new account growth in 2006, resulting in a significant decrease in revenue from the prior year period (a trend that is continuing into the third quarter of 2006 but at a materially lower rate). At the same time, this segment is focused on developing a field sales organization to approach non-Ford dealers.
Due to the factors discussed above, we believe this segment will incur a loss from operations in the third quarter of 2006 in the range of $4.0 million to $5.0 million, consistent with the second quarter of 2006, as we work to implement the plans outlined below to return this segment to profitability.
We plan to focus on the following during 2006:
•	Diversifying our client base by establishing relations with new automotive manufacturers and dealer groups;

•	Reducing our client attrition rate by improving customer service and increasing customer contact;

•	Continuing to manage costs through operational effectiveness; and

•	Acquiring business platforms for similar and related services.
The clients of our Database Marketing and Consulting segment, as well as our joint venture with Ford, come primarily from the automotive industry. The U.S. automotive industry is currently reporting declining earnings, which may result in client losses, lower volumes, or place additional pricing pressures on our operations.
Overall
As shown in the “Financial Comparison” below (see “Net increase to income from BPO operations”), we believe that we have been successful in improving income from operations for our North American and International BPO segments. The increases are attributable to a variety of factors such as expansion of work on certain client programs, our multi-phased cost reduction plan, transitioning work on certain client programs to lower cost operating centers, and taking actions to improve individual client program profit margins and/or eliminate unprofitable client programs.
Adoption of SFAS No. 123(R) and Equity-Based Compensation Expense
During the first quarter of 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”) applying the modified prospective method. SFAS 123(R) requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the Condensed Consolidated Statement of Operations and Comprehensive Income based on the grant date fair value of the award. Prior to the adoption of SFAS 123(R), we accounted for equity-based awards under the intrinsic value method, which followed recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and equity-based compensation was included as pro-forma disclosure within the notes to the financial statements.
We did not modify the terms of any previously granted options in anticipation of the adoption of SFAS 123(R).
Income from operations for the three months ended June 30, 2006 was adversely affected by the impact of equity-based compensation due to the implementation of SFAS 123(R). For the three and six months ended June 30, 2006 we recorded $1.9 million and $3.3 million, respectively, for equity-based compensation. We expect that equity-based compensation expense for fiscal 2006 will be approximately $6.5 million based on current outstanding awards and assumptions applied. However, any significant awards granted during the remainder of fiscal 2006, required changes in the estimated forfeiture rates or significant changes in the market price of our common stock may impact this estimate. Based on current outstanding awards, compensation expense related to equity-based payments to employees is expected to be $6.2 million and $5.4 million during fiscal years 2007 and 2008, respectively. See Note 4 to the Condensed Consolidated Financial Statements for additional information.
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
Revenue Recognition
For each client arrangement, we determine whether evidence of an arrangement exists, delivery of our service has occurred, the fee is fixed or determinable, and collection is probable. If all criteria are met, we recognize revenue at the time services are performed. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.
Our BPO segments recognize revenue under production rate and performance-based models which are:
•	Production Rate. Revenue is recognized based on the billable time or transactions of each customer service representative (“CSR”), as defined in the client contract. The rate per billable time or transaction is based on a predetermined contractual rate. This contractual rate can fluctuate based on our performance against certain pre-determined criteria related to quality and performance.

•	Performance-based. Under performance-based arrangements, we are paid by our clients based on achievement of certain levels of sales or other client-determined criteria specified in the client contract. We recognize performance-based revenue by measuring our actual results against the performance criteria specified in the contracts. Amounts collected from clients prior to the performance of services are recorded as customer advances.

•	Hybrid. Under hybrid models we are paid a fixed fee or production element as well as a performance-based element.
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
From time-to-time, we make certain expenditures related to acquiring contracts (recorded as Contract Acquisition Costs in the accompanying Condensed Consolidated Balance Sheets). Those expenditures are capitalized and amortized in proportion to the initial expected future revenue from the contract, which in most cases results in straight-line amortization over the life of the contract. Amortization of these costs is recorded as a reduction of Revenue.

Income Taxes
We account for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”), which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the Condensed Consolidated Financial Statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be recovered from future projected taxable income.
SFAS 109 provides for the weighing of positive and negative evidence in determining whether it is more likely than not that a deferred tax asset is recoverable. During the second quarter, we reached the decision that it was appropriate to reverse $5.2 million of valuation allowance related to certain foreign tax jurisdictions. This change in judgment concerning the recoverability of deferred tax assets in future accounting periods comes as a result of several factors, including (i) a three-year history of cumulative book income in these overseas tax jurisdictions, (ii) managements projections of current year and future taxable income, and (iii) the strength of new business and contracts. As required by SFAS 109, the valuation allowance is reversed into earnings during the quarter in which the change in judgment occurred. Based upon assessments of recoverability of our deferred tax assets, as of June 30, 2006, we have a valuation allowance of $3.7 million related to deferred tax assets in U.S. and international tax jurisdictions.
We have approximately $42 million of deferred tax assets, net of valuation allowance, as of June 30, 2006 related to the U.S. and international jurisdictions whose recoverability is dependent upon future profitability.
In the future, our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate is affected by the proportion of revenues and income before taxes in the various domestic and international jurisdictions in which we operate. Further, we are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions in which we operate, as well as the requirements, pronouncements, and rulings of certain tax, regulatory, and accounting organizations. We estimate our annual effective tax rate each quarter based on a combination of actual results and forecasted results of subsequent quarters. Consequently, significant changes in our actual quarterly or forecasted results may impact the effective tax rate for the current or future periods.
The Financial Accounting Standards Board recently issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS 109. FIN 48 will be effective for our 2007 fiscal year. See Note 1 to the Condensed Consolidated Financial Statements for a more complete description of the impact FIN 48 will have on our consolidated financial statements.
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
Impairment of Long-Lived Assets
We evaluate the carrying value of our individual CMCs in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that a long-lived asset group be reviewed for impairment only when events or changes in circumstances indicate that the carrying amount of the long-lived asset group may not be recoverable. When the operating results of a Center have deteriorated to the point it is likely that losses will continue for the foreseeable future, or we expect that a CMC will be closed or otherwise disposed of before the end of its estimated useful life, we select the CMC for further review.

For CMCs selected for further review, we estimate the probability-weighted future cash flows, using EBITDA (see “Presentation of Non-GAAP Measurements”) as a surrogate for cash flows, resulting from operating the Center over its useful life. Significant judgment is involved in projecting future capacity utilization, pricing, labor costs, and the estimated useful life of the Center. We do not subject to the same test CMCs that have been operated for less than two years or those Centers that have been impaired within the past two years (the “Two Year Rule”) because we believe sufficient time is necessary to establish a market presence and build a client base for such new or modified Centers in order to adequately assess recoverability. However, such CMCs are nonetheless evaluated in case other factors would indicate an impairment had occurred. For impaired CMCs, we write the assets down to their estimated fair market value. If the assumptions used in performing the impairment test prove insufficient, the fair value estimate of the CMCs may be significantly lower, thereby causing the carrying value to exceed fair value and indicating an impairment had occurred.
The following table presents a sensitivity analysis of the impairment evaluation assuming that the future results were 10% less than the 2-year forecasted EBITDA for these CMC’s (excluding Glasgow, which was impaired in 2005). As shown in the table below, the analysis indicates that an impairment of approximately $4.8 million (a decrease of $6.4 million from the first quarter of 2006) would arise. However, for the CMC’s tested, the current probability-weighted projection scenarios indicated that impairment had not occurred as of June 30, 2006 (amounts in thousands, except number of CMCs):

			Additional
			Impairment
	Net Book	Number	Under
	Value	of CMCs	Sensitivity Test
Tested based on Two Year Rule
Positive cash flow in period	$52,294	51	$2,100
Negative cash flow in period	4,456	8	200

Sub-total	56,750	59	2,300

Not tested based on Two Year Rule
Positive cash flow in period	9,708	3	—
Negative cash flow in period	9,800	8	2,500

Sub-total	19,508	11	2,500

Total
Positive cash flow in period	62,002	54	2,100
Negative cash flow in period	14,256	16	2,700

Grand total	$76,258	70	$4,800

We also assess the realizable value of capitalized software on a quarterly basis based upon current estimates of future cash flows from services utilizing the software (principally utilized by our Database Marketing and Consulting segment). No impairment had occurred as of June 30, 2006.
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

Our Database Marketing and Consulting segment has experienced operating losses, but generated positive Free Cash Flow (see “Presentation of Non-GAAP Measurements” below for definition of Free Cash Flow) until the quarter ended June 30, 2006. For that quarter, and exclusive of corporate allocations, it generated negative Free Cash Flow of $2.8 million. We have plans to improve the future profitability of that segment. The goodwill for our Database Marketing and Consulting segment is $13.4 million as of June 30, 2006. As a result of this segment’s financial performance in the second quarter of 2006, we updated our cash flow analyses (which assume annual revenue increases ranging from 10 percent to 13 percent per annum, calculated on a smaller revenue base than our historical revenue base and following our planned efforts to sell business to non-Ford dealers). Our analyses indicated that an impairment in goodwill had not occurred as of June 30, 2006. In addition, we engaged an independent appraisal firm to assess the fair value of this segment. The independent firm’s updated assessment also indicated that no impairment in goodwill had occurred as of June 30, 2006. However, a sensitivity analysis of the forecast indicated that, without considering corresponding reductions in future operating expenses that we would implement in the event of a further revenue decline, it would not take a material change in the revenue forecast for an impairment to arise.
Restructuring Reserve Liability
We routinely assess the profitability and utilization of our CMCs. In some cases, we have chosen to close under-performing CMCs and complete reductions in workforce to enhance future profitability. We follow SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than upon commitment to a plan.
A significant assumption used in determining the amount of the estimated liability for closing CMCs is the estimated liability for future lease payments on vacant centers, which we determine based on a third-party broker’s assessment of our ability to successfully negotiate early termination agreements with landlords and/or our ability to sublease the facility. If our assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain.
Contingencies
We record a liability for pending litigation and claims where losses are both probable and reasonably estimable. Each quarter, management, with the advice of legal counsel, reviews these matters on a case-by-case basis and assigns probability of loss based upon the assessments of in-house counsel and outside counsel, as appropriate.
Explanation of Key Metrics and Other Items
Cost of Services
Cost of Services principally include costs incurred in connection with our BPO operations and database marketing services, including direct labor, telecommunications, printing, postage, sales and use tax, and certain fixed costs associated with CMCs.
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
Other Expenses
The main components of Other Expenses are expenditures not directly related to our operating activities, such as corporate legal settlements and foreign exchange transaction losses.
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
Quarterly Average Daily Revenue
We define Quarterly Average Daily Revenue as Revenue for the quarter divided by the calendar days during the quarter.
Days Sales Outstanding
We define days sales outstanding (“DSO”) as Accounts Receivable divided by Quarterly Average Daily Revenue.
Presentation of Non-GAAP Measurements
Free Cash Flow
Free Cash Flow is a non-GAAP liquidity measurement. We believe that Free Cash Flow is useful to our investors because it measures, during a given period, the amount of cash generated that is available for debt obligations and investments other than purchases of Property and Equipment. Free Cash Flow is not a measure determined in accordance with GAAP and should not be considered a substitute for “Income from operations,” “Net Income,” “Net cash provided by operating activities,” or any other measure determined in accordance with GAAP. We believe this non-GAAP liquidity measure is useful, in addition to the most directly comparable GAAP measure of “Net cash provided by operating activities,” because Free Cash Flow includes investments in operational assets. Free Cash Flow does not represent residual cash available for discretionary expenditures, since it includes cash required for debt service. Free Cash Flow also excludes cash that may be necessary for acquisitions, investments, and other needs that may arise.
The following table reconciles Free Cash Flow to Net cash provided by operating activities for our Consolidated results (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Free Cash Flow	$(6,715)	$8,863	$(4,567)	$19,195
Add back:
Purchases of Property and Equipment	13,894	11,352	28,466	16,118

Net cash provided by operating activities	$7,179	$20,215	$23,899	$35,313

We discuss factors affecting Free Cash Flow between periods in the Liquidity and Capital Resources section below.

The following table reconciles Free Cash Flow to Net cash provided by operating activities for our Database Marketing and Consulting segment (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Free Cash Flow	$(2,776)	$(869)	$(1,320)	$(239)
Add back:
Purchases of Property and Equipment	150	717	600	1,914

Net cash provided by operating activities	$(2,626)	$(152)	$(720)	$1,675

Earnings Before Interest, Taxes, Depreciation, and Amortization
Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) is a non-GAAP liquidity and profitability measurement. We use EBITDA to evaluate the profitability and cash flow of our CMCs when testing the impairment of long-lived assets. EBITDA is not a measure determined in accordance with GAAP and should not be considered a substitute for “Income from operations,” “Net cash provided by operating activities,” or any other measure determined in accordance with GAAP. As shown in the table below, EBITDA is calculated as earnings before interest, income taxes, depreciation, and amortization. Because not all companies calculate EBITDA identically, this presentation of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest expense, income taxes, or debt service payments.
The following table reconciles Net Income to EBITDA for our Consolidated results (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Income	$12,244	$3,712	$17,632	$6,453
Add back:
(Benefit) provision for income taxes	(1,520)	623	1,461	2,772
Interest expense, net	679	(67)	1,393	(362)
Depreciation and amortization	11,975	13,683	23,776	27,991

EBITDA	$23,378	$17,951	$44,262	$36,854

Results of Operations
Operating Review
The following tables are presented to facilitate Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands):

	Three Months Ended June 30,
		% of		% of
	2006	Revenue	2005	Revenue	$ Change	% Change
Revenue
North American BPO	$189,930	66.1%	$151,670	59.7%	$38,260	25.2%
International BPO	87,857	30.6%	81,141	32.0%	6,716	8.3%
Database Marketing and Consulting	9,547	3.3%	21,122	8.3%	(11,575)	(54.8)%

	$287,334	100.0%	$253,933	100.0%	$33,401	13.2%

Cost of Services
North American BPO	$139,401	73.4%	$111,326	73.4%	$28,075	25.2%
International BPO	69,355	78.9%	64,602	79.6%	4,753	7.4%
Database Marketing and Consulting	6,067	63.5%	11,233	53.2%	(5,166)	(46.0)%

	$214,823	74.8%	$187,161	73.7%	$27,662	14.8%

Selling, General and Administrative
North American BPO	$25,824	13.6%	$19,647	13.0%	$6,177	31.4%
International BPO	15,929	18.1%	15,670	19.3%	259	1.7%
Database Marketing and Consulting	6,698	70.2%	10,793	51.1%	(4,095)	(37.9)%

	$48,451	16.9%	$46,110	18.2%	$2,341	5.1%

Depreciation and Amortization
North American BPO	$6,202	3.3%	$6,814	4.5%	$(612)	(9.0)%
International BPO	3,753	4.3%	4,266	5.3%	(513)	(12.0)%
Database Marketing and Consulting	2,020	21.2%	2,603	12.3%	(583)	(22.4)%

	$11,975	4.2%	$13,683	5.4%	$(1,708)	(12.5)%

Restructuring Charges, Net
North American BPO	$126	0.1%	$18	0.0%	$108	600.0%
International BPO	57	0.1%	60	0.1%	(3)	(5.0)%
Database Marketing and Consulting	—	0.0%	(88)	(0.4)%	88	(100.0)%

	$183	0.1%	$(10)	(0.0)%	$193	(1930.0)%

Impairment Losses
North American BPO	$—	0.0%	$—	0.0%	$0	0.0%
International BPO	302	0.3%	2,537	3.1%	(2,235)	(88.1)%
Database Marketing and Consulting	—	0.0%	—	0.0%	—	0.0%

	$302	0.1%	$2,537	1.0%	$(2,235)	(88.1)%

Income (Loss) from Operations
North American BPO	$18,377	9.7%	$13,865	9.1%	$4,512	32.5%
International BPO	(1,539)	(1.8)%	(5,994)	(7.4)%	4,455	(74.3)%
Database Marketing and Consulting	(5,238)	(54.9)%	(3,419)	(16.2)%	(1,819)	53.2%

	$11,600	4.0%	$4,452	1.8%	$7,148	160.6%

Other Income (Expense)	$(184)	(0.1)%	$132	0.1%	$(316)	(239.4)%

(Benefit) provision for Income Taxes	$(1,520)	(0.5)%	$623	0.2%	$(2,143)	(344.0)%

	Six Months Ended June 30,
		% of		% of
	2006	Revenue	2005	Revenue	$ Change	% Change
Revenue
North American BPO	$369,667	64.8%	$303,922	59.8%	$65,745	21.6%
International BPO	173,941	30.5%	161,561	31.8%	12,380	7.7%
Database Marketing and Consulting	27,148	4.8%	42,776	8.4%	(15,628)	(36.5)%

	$570,756	100.0%	$508,259	100.0%	$62,497	12.3%

Cost of Services
North American BPO	$276,560	74.8%	$224,944	74.0%	$51,616	22.9%
International BPO	137,747	79.2%	130,720	80.9%	7,027	5.4%
Database Marketing and Consulting	14,709	54.2%	22,507	52.6%	(7,798)	(34.6)%

	$429,016	75.2%	$378,171	74.4%	$50,845	13.4%

Selling, General and Administrative
North American BPO	$49,753	13.5%	$39,062	12.9%	$10,691	27.4%
International BPO	31,601	18.2%	29,932	18.5%	1,669	5.6%
Database Marketing and Consulting	14,507	53.4%	21,092	49.3%	(6,585)	(31.2)%

	$95,861	16.8%	$90,086	17.7%	$5,775	6.4%

Depreciation and Amortization
North American BPO	$12,108	3.3%	$14,272	4.7%	$(2,164)	(15.2)%
International BPO	7,533	4.3%	8,604	5.3%	(1,071)	(12.4)%
Database Marketing and Consulting	4,135	15.2%	5,115	12.0%	(980)	(19.2)%

	$23,776	4.2%	$27,991	5.5%	$(4,215)	(15.1)%

Restructuring Charges, Net
North American BPO	$126	0.0%	$546	0.2%	$(420)	(76.9)%
International BPO	814	0.5%	85	0.1%	729	857.6%
Database Marketing and Consulting	—	0.0%	312	0.7%	(312)	(100.0)%

	$940	0.2%	$943	0.2%	$(3)	(0.3)%

Impairment Losses
North American BPO	$—	0.0%	$—	0.0%	$0	0.0%
International BPO	478	0.3%	2,537	1.6%	(2,059)	(81.2)%
Database Marketing and Consulting	—	0.0%	—	0.0%	—	0.0%

	$478	0.1%	$2,537	0.5%	$(2,059)	(81.2)%

Income (Loss) from Operations
North American BPO	$31,120	8.4%	$25,098	8.3%	$6,022	24.0%
International BPO	(4,232)	(2.4)%	(10,317)	(6.4)%	6,085	(59.0)%
Database Marketing and Consulting	(6,203)	(22.8)%	(6,250)	(14.6)%	47	(0.8)%

	$20,685	3.6%	$8,531	1.7%	$12,154	142.5%

Other Income (Expense)	$(516)	(0.1)%	$1,006	0.2%	$(1,522)	(151.3)%

Provision for Income Taxes	$1,461	0.3%	$2,772	0.5%	$(1,311)	(47.3)%

Financial Comparison
The following table is a condensed presentation of the components of the change in Net Income between the three and six months ended June 30, 2006 and 2005 and is designed to facilitate the discussion of results of operations in this Form 10-Q (amounts in thousands):

	Three months	Six months
	ended June 30,	ended June 30,
Current period (2006) reported net income	$12,244	$17,632
Prior period (2005) reported net income	3,712	6,453

Difference	$8,532	$11,179

Explanation Net increase to income from BPO operations	$9,384	$11,343
Net (increase) decrease to loss of Database Marketing and Consulting segment	(1,819)	47
Increase in interest expense	(511)	(876)
Decrease in interest income	(235)	(879)
Other	(430)	233
Decrease in taxes	2,143	1,311

Total	$8,532	$11,179

Workstation Utilization
The table below presents workstation data for multi-client Centers as of June 30, 2006 and December 31, 2005. Dedicated and Managed Centers (10,977 and 11,081 workstations, respectively) are excluded from the workstation data as unused seats in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations.

	June 30, 2006			December 31, 2005
	Total			Total
	Production		% In	Production
	Workstations	In Use	Use	Workstations	In Use	% In Use
North American BPO	8,026	5,696	71%	6,514	4,834	74%
International BPO	10,109	7,173	71%	9,447	6,695	71%

Total	18,135	12,869	71%	15,961	11,529	72%

As shown above, there was a significant increase in the total production workstations arising from our expansion plans (see discussion under BPO Services above) and a corresponding increase in the number of production workstations in use. Accordingly, the utilization percentage did not materially change.
Three Months Ended June 30, 2006 Compared to June 30, 2005
Revenue
The increase in North American BPO revenue between periods was due to new client programs and expansion of existing client programs.
Revenue in the International BPO segment increased due to new client programs and expansion of existing client programs in Latin America and Europe.
Database Marketing and Consulting revenue decreased due to a net decrease in the customer base as discussed above.
Cost of Services
Cost of Services as a percentage of revenue in North American BPO was unchanged compared to the prior year. In absolute dollars, the increase in Cost of Services corresponds to revenue growth from the implementation of new or expanded client programs.

Cost of Services, as a percentage of revenue, in International BPO remained relatively constant as compared to the prior year. In absolute dollars, Cost of Services increased due to the implementation of new or expanded client programs.
Cost of Services for Database Marketing and Consulting decreased from the prior year primarily due to a decrease in revenue and our efforts to reduce costs.
Selling, General and Administrative Expenses
On a consolidated basis, Selling, General and Administrative increased by $2.3 million, principally comprised of $1.9 million of stock option expense required by the adoption of SFAS No. 123(R) and $0.4 million of incentive compensation related to increased earnings over the prior year period.
As discussed in Note 3 to the Condensed Consolidated Financial Statements, we allocate to each of our segments their estimated portion of corporate-level operating expenses. A portion of these costs are allocated on the basis of Cost of Services. As shown in the Operating Review above, Cost of Services in our North American BPO segment increased approximately 25%. As a result, that segment is absorbing more corporate-level expenses in absolute dollars compared to prior periods. Similarly, as the Cost of Services in our Database Marketing and Consulting segment has declined by approximately 46% and, accordingly, that segment absorbs less corporate-level expenses in absolute dollars as compared to prior periods.
Selling, General and Administrative expenses for North American BPO increased in absolute dollars due to increased salaries and related benefits resulting principally from the Company’s expenditures to implement an eLearning strategy, compensation expense related to share-based payments (see Note 4 to the Condensed Consolidated Financial Statements), increased incentive compensation, and increased allocation of corporate-level operating expenses as discussed above.
Selling, General and Administrative expenses for International BPO increased in absolute dollars due primarily to increased technology-related expenses, increased salaries and benefits expense resulting from headcount additions in our European operations, provision for doubtful accounts, and the recording of compensation expense related to share-based payments (see Note 4 to the Condensed Consolidated Financial Statements).
The decrease in Selling, General and Administrative expenses for Database Consulting and Marketing was primarily due to our efforts to reduce costs and a lower allocation of corporate-level operating expenses as discussed above.
Depreciation and Amortization
In absolute dollars, Depreciation and Amortization expense in our North American BPO and International BPO segments decreased between periods due primarily to the closure of certain facilities. Depreciation and Amortization expense in our Database Marketing and Consulting segment decreased compared to the prior year primarily due to assets reaching the end of their depreciable lives.
Restructuring Charges, Net and Impairment Losses
Restructuring Charges, Net for the three months ended June 30, 2006 of $0.2 million includes approximately (i) $0.2 million in severance related to the closure of certain CMCs in the International BPO segment and (ii) $0.1 million for CMC closure costs in both the North American BPO and International BPO segments less (iii) a $0.1 million reversal of unused prior-period balances.
Impairment Losses for the three months ended June 30, 2006 of $0.3 million were to reduce the net book value of long-lived assets in New Zealand and Malaysia to their then estimated fair value.
Other Income (Expense)
During the three months ended June 30, 2006, Interest Expense increased by $0.5 million due to increased borrowings compared to the prior year. Interest Income decreased by $0.2 million due to less cash investment balances during the quarter.

Income Taxes
The effective tax rate, after minority interest, for the three months ended June 30, 2006 was negative 14.2%. Excluding the $5.2 million reversal of a portion of the deferred tax valuation allowance accounted for in the second quarter of 2006, the effective tax rate was 34.3%. For succeeding quarters, our effective tax rate will be affected by many factors including (i) the amount and placement of new business into tax jurisdictions with valuation allowances and without valuation allowances, (ii) the recognition of tax benefits that may arise related to tax planning strategies not recorded in the financial statements as their benefit is currently uncertain, (iii) the impact of Tax Holidays in overseas tax jurisdictions, and (iv) adoption of the new accounting standard for tax uncertainties (see Note 1 to the Condensed Consolidated Financial Statements). We expect our effective tax rate for the year ending December 31, 2006 will be approximately 30% to 35%, excluding the $5.2 million reversal of a portion of the deferred tax valuation allowance in the second quarter of 2006.
Six Months Ended June 30, 2006 Compared to June 30, 2005
Revenue
The increase in North American BPO revenue between periods was due to new client programs and expansion of existing client programs.
Revenue in the International BPO segment increased due to new client programs and expansion of existing client programs in Latin America and Europe.
Database Marketing and Consulting revenue decreased due to a net decrease in the customer base as discussed above.
Cost of Services
Cost of Services as a percentage of revenue in North American BPO remained relatively constant as compared to the prior year. In absolute dollars, Cost of Services increased due to the implementation of new or expanded client programs.
Cost of Services, as a percentage of revenue, in International BPO decreased as compared to the prior year due to revenue increases discussed above. In absolute dollars, Cost of Services increased due to the implementation of new client programs.
Cost of Services for Database Marketing and Consulting decreased from the prior year in absolute dollars primarily due to a decrease in revenue and our efforts to reduce costs.
Selling, General and Administrative Expenses
On a consolidated basis, the increase in Selling, General and Administrative expenses of $5.8 million is related to (i) stock option expense of $3.3 million, (ii) increased incentive compensation of approximately $1.0 million related to the increase in earnings, (iii) provision for doubtful accounts of $0.6 million, and (iv) increased salaries and benefits from our expenditures to implement an eLearning strategy and headcount additions in our European operations.
Selling, General and Administrative expenses for North American BPO increased in absolute dollars due to increased salaries and related benefits resulting principally from the Company’s expenditures in an eLearning strategy, compensation expense related to share-based payments (see Note 4 to the Condensed Consolidated Financial Statements), increased incentive compensation, and increased allocation of corporate-level operating expenses as discussed above.
Selling, General and Administrative expenses for International BPO increased in absolute dollars due primarily to increased technology-related expenses, increased salaries and benefits expense resulting from headcount additions in our European operations, provision for doubtful accounts, and the recording of compensation expense related to share-based payments (see Note 4 to the Condensed Consolidated Financial Statements).
The decrease in Selling, General and Administrative expenses for Database Consulting and Marketing was primarily due to our efforts to reduce costs and a lower allocation of corporate-level operating expenses as discussed above.

Depreciation and Amortization
In absolute dollars, Depreciation and Amortization expense in our North American BPO and International BPO segments decreased between periods due primarily to the closure of certain facilities. Depreciation and Amortization expense in our Database Marketing and Consulting segment decreased compared to the prior year primarily due to assets reaching their depreciable lives.
Restructuring Charges, Net and Impairment Losses
Restructuring Charges, Net for the six months ended June 30, 2006 of $0.9 million includes approximately (i) $0.7 million for the fair value of the liability for lease payments for a portion of a CMC in the International BPO segment we ceased to use, (ii) $0.4 million in severance related to the closure of certain CMCs in the International BPO segment, less (iii) a $0.2 million reversal of unused prior-period balances.
Restructuring Charges, Net for the six months ended June 30, 2005 of $0.9 million related to termination benefits for approximately 20 administrative employees.
Impairment Losses for the six months ended June 30, 2006 of $0.5 million includes approximately (i) $0.3 million to reduce the net book value of long-lived assets in New Zealand and Malaysia to their then estimated fair value and (ii) $0.2 million for the difference between assumed values to be received for assets in closed CMCs versus actual value received.
Impairment Losses for the three and six months ended June 30, 2005 of $2.5 million were to reduce the net book value of long-lived assets in our Glasgow, Scotland facility to their then estimated fair value.
Other Income (Expense)
During the six months ended June 30, 2006, Interest Expense increased by $0.9 million due to increased borrowings compared to the prior year. Interest Income decreased by $0.9 million due to less cash investment balances during the quarter.
Income Taxes
The effective tax rate, after minority interest, for the six months ended June 30, 2006 was 7.7%. Excluding the $5.2 million change to the deferred tax valuation allowance accounted for in the second quarter, the Company’s effective tax rate for the six months ended June 30, 2006 was 34.9%.
Liquidity and Capital Resources
Our primary sources of liquidity during the six months ended June 30, 2006 were existing cash balances, cash generated from operating activities, and borrowings under our revolving line of credit. We expect that our future working capital, capital expenditures, and debt service requirements will be satisfied primarily from existing cash balances and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent upon, among other things, our ability to (i) sell new business, (ii) expand existing client relationships, and (iii) efficiently manage our operating costs.
The amount of capital required in 2006 will also depend on our level of investment in infrastructure necessary to build new CMCs and maintain and upgrade existing CMCs. We currently expect that capital expenditures in 2006 will be higher than our 2005 capital expenditures resulting from our plans to expand our capacity in select markets with the addition of an estimated 5,000 workstations in Argentina, Canada, Mexico, and the Philippines.
The following discussion highlights our cash flow activities during the six months ended June 30, 2006.
Cash and Cash Equivalents
We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. Our Cash and Cash Equivalents totaled $31.3 million as of June 30, 2006 compared to $32.5 million as of December 31, 2005.
Cash Flows From Operating Activities
We reinvest the cash flows from operating activities in our business or in purchases of treasury stock. For the six months ended June 30, 2006 and 2005, we reported net cash flows provided by operating activities of $23.9 million and $35.3 million, respectively.

Our Cash Flows from Operating Activities for the six months ended June 30, 2006 was $11.4 million less than the prior year period, which is attributable to many items including (i) an increase in Accounts Receivable caused by an increase in DSOs for the reasons discussed below, (ii) the decrease in Customer Advances and Deferred Income as discussed below, (iii) an increase in net income as the increased operating profits of our BPO segments were greater than the decreased operating profits of our Database Marketing and Consulting segment, and (iv) a change in the reporting of Excess Tax Benefit from Exercise of Stock Options from Cash Flows from Operating Activities in the prior period to Cash Flows from Financing Activities in the current period as required by SFAS 123(R).
The increase in DSO’s from the prior year is primarily attributable to an increase in DSO’s (i) for our International BPO segment due to a combination of the impact of foreign currency translation coupled with the timing of collections from certain large clients scheduled for quarter end that were collected shortly thereafter, and (ii) for our North American BPO segment related to a portion of amounts we billed pursuant to our contract with the U.S. Government during the third and fourth quarters of 2005 currently unpaid pending a routine and customary review of final billings; we expect to collect such unpaid amounts in their entirety in the near future.
In connection with the material expansion of a large client contract, we agreed to receive payment following our rendering BPO services whereas previously the client remitted payment in advance of our rendering BPO services. The decrease in the balance sheet account Customer Advances and Deferred Income of approximately $3.5 million principally relates to modification of this client agreement.
The launch of large client contracts may result in negative working capital because of the time period between incurring the costs for training and launching the program, and the beginning of the accounts receivable collection process. As a result, periodically we may generate negative cash flows from operating activities.
Cash Flows From Investing Activities
We reinvest cash in our business primarily to grow our client base, expand our infrastructure, and complete select acquisitions. For the six months ended June 30, 2006 and 2005, we reported net cash flows used in investing activities of $75.8 million and $18.5 million, respectively. The increase from 2005 to 2006 is due primarily to the expansion of CMCs in certain markets ($12.3 million) and the completion of the DAC acquisition ($46.2 million) in the second quarter of 2006.
Cash Flows from Financing Activities
For the six months ended June 30, 2006 and 2005, we reported net cash flows provided by (used in) financing activities of $49.5 million and $(6.9) million, respectively. The change from 2005 to 2006 principally resulted from increased utilization of our Credit Facility, principally to finance the acquisition of DAC, offset by less repurchases of treasury stock compared to the prior year.
Free Cash Flow and EBITDA
Free Cash Flow (see “Presentation of Non-GAAP Measurements” for the definition of Free Cash Flow) was $(6.7) million and $8.9 million for the three months ended June 30, 2006 and 2005, respectively, and $(4.6) million and $19.2 million for the six months ended June 30, 2006 and 2005, respectively. The decrease from 2005 to 2006 primarily resulted from decreased Cash Flows from Operating Activities as discussed above and increased purchases of property and equipment. EBITDA (see “Presentation of Non-GAAP Measurements” for the definition of EBITDA), which was not negatively impacted by the changes in working capital that negatively impacted Free Cash Flow, was $23.4 million and $18.0 million for the three months ended June 30, 2006 and 2005, respectively, and $44.3 million and $36.9 million for the six months ended June 30, 2006 and 2005, respectively. The increase in EBITDA for the three months and six months ended June 30, 2006, is primarily due to an increase in net income compared to the prior year periods.

Obligations and Future Capital Requirements
Future maturities of our outstanding debt and contractual obligations are summarized as follows (amounts in thousands):

				More
	Less than 1			than 5
	year	2-3 years	4-5 years	years	Total
Line of credit[1]	$81,600	$—	$—	$—	$81,600
Capital lease obligations[1]	266	234	226	267	993
Grant advances[1]	—	—	—	7,109	7,109
Purchase obligations[2]	22,135	14,238	10,196	—	46,569
Operating lease commitments[2]	24,125	38,042	26,131	39,047	127,345

Total	$128,126	$52,514	$36,553	$46,423	$263,616

[1]	Reflected in the accompanying Condensed Consolidated Balance Sheets

[2]	Not reflected in the accompanying Condensed Consolidated Balance Sheets
Purchase Obligations
Occasionally, we contract with certain of our communication clients (which represent approximately one-third of our annual Revenue) to provide us with telecommunication services. We believe these contracts are negotiated on an arms-length basis and may be negotiated at different times and with different legal entities.
Future Capital Requirements
We expect total capital expenditures in 2006 to be in the range of $50 million to $55 million, including capital expenditures for DAC, attributable to (i) maintenance capital for existing CMCs, (ii) the opening and/or expansion of CMCs as described above, and (iii) internal technology projects. The anticipated level of 2006 capital expenditures is primarily dependent upon new client contracts and the corresponding requirements for additional CMC capacity and enhancements to our technological infrastructure.
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
Debt Instruments and Related Covenants
We discuss debt instruments and related covenants in Note 7 to the Condensed Consolidated Financial Statements.
Client Concentration
Our five largest clients accounted for 44% and 48% of our revenue for the three months ended June 30, 2006 and 2005, respectively. Those same five clients accounted for 45% and 49% of our revenue for the six months ended June 30, 2006 and 2005, respectively. In addition, these five clients accounted for an even greater proportional share of our consolidated earnings. The profitability of services provided to these clients varies greatly based upon the specific contract terms with any particular client as clients may reduce business volumes served by us based on their business needs. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, this risk is mitigated, in part, by the service level disruptions that would arise for our clients.

The contracts with our five largest clients expire between 2008 and 2010. Additionally, a particular client can have multiple contracts with different expiration dates. We have historically renewed most of our contracts with our largest clients. However, there is no assurance that future contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts.
Based upon recent discussions, Client B (see Note 5 to the Condensed Consolidated Financial Statements) plans to utilize its internal offshore centers to perform a portion of the BPO work that we previously performed on their behalf from a U.S. CMC. The U.S. CMC that previously served Client B, and the corresponding Customer Service Representatives, have been assigned to new client engagements. This information was considered in developing our Business Outlook below.
Recent Accounting Pronouncements
We discuss the potential impact of recent accounting pronouncements in Note 1 to the Condensed Consolidated Financial Statements.
Business Outlook
For the full year 2006, we project revenue to grow approximately 11% to 12% over 2005. This projection includes a contribution of approximately $35 million of revenue during the last six months of 2006 associated with the acquisition of DAC.
Excluding the revenue associated with the DAC acquisition, we project revenue in 2006 will grow approximately 8% to 9% over 2005.
We believe our fourth quarter 2006 EBITDA margin will approximate 10% to 11% and our operating margin will approximate 6% to 7% excluding unusual charges, if any.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our consolidated financial position, consolidated results of operations, or consolidated cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in U.S. interest rates, LIBOR, and foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to our normal operating and funding activities. As of June 30, 2006, we had entered into financial hedge instruments with several financial institutions to manage and reduce the impact of changes, principally the U.S./Canadian dollar exchange rates.
Interest Rate Risk
The interest rate on our Credit Facility is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of June 30, 2006, there was a $81.6 million outstanding balance under the Credit Facility. If the Prime Rate increased 100 basis points, there would not be a material impact to the Company.
Foreign Currency Risk
We have operations in Argentina, Australia, Brazil, Canada, China, Germany, India, Malaysia, Mexico, New Zealand, the Philippines, Singapore, Spain, the United Kingdom, and Venezuela. The expenses from these operations, and in some cases the revenue, are denominated in local currency, thereby creating exposures to changes in exchange rates. As a result, we may experience substantial foreign currency translation gains or losses due to the volatility of other currencies compared to the U.S. dollar, which may positively or negatively affect our revenue and net income attributed to these subsidiaries. For the three months ended June 30, 2006 and 2005, revenue from non-U.S. countries represented 63% and 58% of consolidated revenue, respectively. For the six months ended June 30, 2006 and 2005, revenue from non-U.S. countries represented 62% and 58% of consolidated revenue, respectively.

A business strategy for our North American BPO segment is to serve certain U.S.-based clients from CMCs located in foreign countries, including Argentina, Canada, India, Mexico, and the Philippines, in order to leverage lower operating costs in these foreign countries. In order to mitigate the risk of these foreign currencies strengthening against the U.S. dollar, which thereby decreases the economic benefit of performing work in these countries, we may hedge a portion, but not 100%, of the foreign currency exposure related to client programs served from these foreign countries. While our hedging strategy can protect us from changes in the U.S./foreign currency exchange rates in the short-term, an overall strengthening of the foreign currencies would adversely impact margins in the North American BPO segment over the long-term.
The majority of this exposure is related to work performed from CMCs located in Canada. During the three months ended June 30, 2006 and 2005, the Canadian dollar weakened against the U.S. dollar by 4.5% and strengthened against the U.S. dollar by 1.3%, respectively. During the six months ended June 30, 2006 and 2005, the Canadian dollar strengthened against the U.S. dollar by 4.4% and weakened against the U.S. dollar by 1.6%, respectively. We have contracted with several financial institutions on behalf of our Canadian subsidiary to acquire a total of $181.9 million Canadian dollars through June 2010 at a fixed price in U.S. dollars of $161.1 million.
As of June 30, 2006, we had total derivative assets and liabilities associated with foreign exchange contracts of $5.0 million and $1.6 million, respectively, of which Canadian dollar derivative assets and liabilities represented $5.0 million and $1.3 million, respectively. 100% of the asset value and 0% of the liability balance settle within the next twelve months. If the U.S./Canadian dollar exchange rate were to increase or decrease 10% from period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding gains or losses in the underlying exposures.
Other than the transactions hedged as discussed above and in Note 6 to the Condensed Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in the respective local currency while some transactions are denominated in other currencies. For example, the intercompany transactions that are expected to be settled are denominated in the local currency of the billing company. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of such a transaction, any foreign currency gain or loss results in an adjustment to income. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis.
Fair Value of Debt and Equity Securities
We did not have any investments in debt or equity securities as of June 30, 2006.
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
Based on their evaluation as of June 30, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time-to-time, we may be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed both probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, it is our opinion, based on present information and advice received from counsel, that the disposition or ultimate determination of all such claims or lawsuits will not have a material adverse effect on the Company.
Item 1A. RISK FACTORS
The following is in addition to the risk factors titled “Our business may be affected by risks associated with international operations and expansion,” “Our financial results may be impacted by our ability to find new locations,” “Our financial results depend on our ability to manage capacity utilization,” “Our future success requires continued growth,” and “Our success depends on key personnel” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Our financial results may be adversely affected if we are unsuccessful in launching new client programs. As previously announced, we were recently awarded new business with new and existing clients. As a result, we are expanding our capacity in select markets with the addition of an estimated 5,000 workstations in Argentina, Canada, Mexico, and the Philippines. We may have difficulties finding cost effective locations; obtaining favorable lease terms; building or retrofitting facilities in a timely and economic manner; launching new or expanded client programs; and successfully managing the associated internal allocation of personnel and resources. This could cause a decline in or delay in recognition of revenues and an increase in costs, either of which could adversely affect our operating results. If the event we do not successfully expand our capacity or launch the new or expanded client programs, we may be unable to achieve the revenue and profitability expectations outlined in the Business Outlook section.
The following restates the risk factor titled “Our success may be affected by our ability to complete and integrate acquisitions and joint ventures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
Further, it is possible that the contemplated benefits of acquisitions, including the acquisition of DAC in the second quarter of 2006, may not materialize within the expected time periods or to the extent anticipated. Critical to the success of our acquisition strategy in the future is the orderly, effective integration of acquired businesses into our organization. If this integration is unsuccessful, our business may be adversely impacted. There is also the risk that our valuation assumptions and models for an acquisition may be overly optimistic or incorrect. The acquisition model for DAC assumed revenue growth of $18 million in 2007, including revenue growth within the existing client base. In the event we are not successful in growing DAC’s revenue by $18 million in 2007, or achieving revenue growth within the existing client base, we may not achieve the profitability expectations outlined in the DAC acquisition model, which could adversely affect our consolidated operating results.

The following restates the risk factor titled, “Our financial results may be adversely impacted by our Database Marketing and Consulting segment” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Our financial results may be adversely impacted by our Database Marketing and Consulting segment. Prior to 2005, our Database Marketing and Consulting segment historically experienced high levels of profitability. During 2005 and the six months ended June 30, 2006, this segment reported an operating loss. We are taking steps pursuant to our plan to return this segment to profitability. There can be no assurance that we will be successful in executing our plans to return this segment to prior levels of profitability. In the event we are not successful in executing our plans, all or a portion of this segment’s recorded goodwill of $13.4 million would be impaired, with a corresponding adverse impact to our financial results in the period of impairment. Our current sensitivity testing of the fair value of this segment is such that it would not take a material change to the forecasted results used for estimating the fair value of this segment for an impairment to arise and, accordingly, our success at implementing our plans, as discussed above, during the remainder of 2006 will determine whether our assumptions used for evaluating the fair market value of this segment were sufficient. We plan to evaluate this matter again for the quarter ended September 30, 2006.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In November 2001, the Board of Directors (“Board”) authorized a stock repurchase program to repurchase up to $5 million of our common stock. That plan was subsequently amended by the Board resulting in the authorized repurchase amount increasing to $165 million. During the three months ended June 30, 2006, we purchased 0.2 million shares for $2.6 million. During the six months ended June 30, 2006, we purchased 0.9 million shares for $10.6 million. From inception of the program through June 30, 2006, we have purchased 12.8 million shares for $109.8 million, leaving $55.2 million remaining under the repurchase program as of June 30, 2006. The program does not have an expiration date.
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares that
			Purchased as	May Yet Be
			Part of	Purchased
			Publicly	Under the
	Total Number	Average	Announced	Plans or
	of Shares	Price Paid	Plans or	Programs
Period	Purchased	per Share	Programs	(000’s)
April 1, 2006 — April 30, 2006	29,300	$11.14	29,300	$57,511
May 1, 2006 — May 31, 2006	92,200	$12.35	92,200	$56,372
June 1, 2006 — June 30, 2006	95,100	$11.90	95,100	$55,241

Total	216,600	$11.99	216,600

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

TELETECH HOLDINGS, INC. (Registrant)

Date: August 1, 2006

	By:	/s/ KENNETH D. TUCHMAN
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: August 1, 2006	By:	/s/ DENNIS J. LACEY
Dennis J. Lacey
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)