Form 10-Q
period 2006-09-30
TELETECH HOLDINGS INC
filed 2006-10-25
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of October 19, 2006, there were 69,264,782 shares of the registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2006 FORM 10-Q

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)	1

Condensed Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005	1

Condensed Consolidated Statements of Operations and Comprehensive Income for the three months and nine months ended September 30, 2006 and 2005 (unaudited)	2

Condensed Consolidated Statements of Stockholders’ Equity as of and for the nine months ended September 30, 2006 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 (unaudited)	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	36

Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION	37

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. Submission of Matters to a Vote of Security Holders	39

Item 5. Other Information	39

Item 6. Exhibits	40

SIGNATURES

CERTIFICATIONS

Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands except per share amounts)

	(Unaudited)
	September 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$55,192	$32,505
Accounts receivable, net	220,668	207,090
Prepaid and other assets	38,494	30,270
Deferred tax assets, net	11,960	12,990
Income tax receivable	16,146	16,298

Total current assets	342,460	299,153

Long-term assets
Property and equipment, net	154,614	133,635
Goodwill	57,385	32,077
Contract acquisition costs, net	10,734	12,874
Deferred tax assets, net	38,563	30,621
Other assets	22,540	9,871

Total long-term assets	283,836	219,078

Total assets	$626,296	$518,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$28,318	$30,096
Accrued employee compensation and benefits	82,933	59,196
Other accrued expenses	36,632	40,422
Income tax payable	18,108	17,398
Deferred tax liabilities, net	1,542	2,556
Customer advances and deferred income	8,367	10,515

Total current liabilities	175,900	160,183

Long-term liabilities
Capital lease obligations	680	976
Line of credit	77,750	26,700
Grant advances	7,163	6,476
Deferred tax liabilities	6,329	6,821
Other long-term liabilities	21,240	17,157

Total long-term liabilities	113,162	58,130

Total liabilities	289,062	218,313

Commitments and contingent liabilities	—	—

Minority interest	6,731	6,544

Stockholders’ equity
Common stock — $.01 par value; 150,000,000 shares authorized; 69,333,375 and 69,162,448 shares outstanding as of September 30, 2006 and December 31, 2005, respectively	693	694
Additional paid-in capital	150,617	146,367
Accumulated other comprehensive income	6,167	3,698
Retained earnings	173,026	142,615

Total stockholders’ equity	330,503	293,374

Total liabilities and stockholders’ equity	$626,296	$518,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$303,804	$274,259	$874,560	$782,518

Operating expenses
Cost of services	220,702	202,492	649,718	580,663
Selling, general and administrative	49,271	46,642	145,132	136,728
Depreciation and amortization	12,929	12,659	36,705	40,650
Restructuring charges, net	515	537	1,455	1,480
Impairment losses	—	—	478	2,537

Total operating expenses	283,417	262,330	833,488	762,058

Income from operations	20,387	11,929	41,072	20,460

Other income (expense)
Interest income	662	882	1,350	2,448
Interest expense	(2,410)	(727)	(4,491)	(1,931)
Other, net	1,151	369	2,028	1,013

Total other income (expense)	(597)	524	(1,113)	1,530

Income before income taxes and minority interest	19,790	12,453	39,959	21,990

Provision for income taxes	6,428	432	7,889	3,204

Income before minority interest	13,362	12,021	32,070	18,786

Minority interest	(583)	(401)	(1,659)	(713)

Net income	$12,779	$11,620	$30,411	$18,073

Other comprehensive income (loss)
Foreign currency translation adjustments	$1,206	$5,755	$4,487	$5,032
Derivatives valuation, net of tax	(86)	2,675	(2,018)	(1,397)

Total other comprehensive income (loss)	1,120	8,430	2,469	3,635

Comprehensive income	$13,899	$20,050	$32,880	$21,708

Weighted average shares outstanding
Basic	69,085	71,650	68,979	72,946
Diluted	70,366	72,591	70,228	74,604

Net income per share
Basic	$0.18	$0.16	$0.44	$0.25
Diluted	$0.18	$0.16	$0.43	$0.24
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Equity

Balance as of December 31, 2005	69,162	$694	$146,367	$3,698	$142,615	$293,374
Net income	—	—	—	—	30,411	30,411
Foreign currency translation adjustments	—	—	—	4,487	—	4,487
Derivatives valuation, net of tax	—	—	—	(2,018)	—	(2,018)
Exercise of stock options	1,335	11	10,821	—	—	10,832
Excess tax benefit from exercise of stock options	—	—	3,041	—	—	3,041
Compensation expense from stock options	—	—	5,024	—	—	5,024
Purchases of common stock	(1,164)	(12)	(14,636)	—	—	(14,648)

Balance as of September 30, 2006	69,333	$693	$150,617	$6,167	$173,026	$330,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities
Net income	$30,411	$18,073
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,705	40,650
Amortization of contract acquisition costs	2,327	2,942
Provision for doubtful accounts	1,714	378
Deferred income taxes	(5,810)	(17,763)
Minority interest	1,659	713
Impairment loss	478	2,537
Compensation expense from stock options	5,024	—
Tax benefit from exercise of stock options	—	1,544
Loss on disposal of assets	241	74
Changes in assets and liabilities:
Accounts receivable	(1,404)	(35,848)
Prepaids and other assets	(12,578)	(3,760)
Accounts payable and accrued expenses	13,534	39,089
Customer advances and deferred income	311	4,103

Net cash provided by operating activities	72,612	52,732

Cash flows from investing activities
Acquisition of a business, net of cash acquired of $0.5 million	(46,412)	—
Purchases of property and equipment	(51,219)	(26,763)
Purchases of intangible assets	(1,357)	(240)
Contract acquisition costs	(179)	(2,160)

Net cash used in investing activities	(99,167)	(29,163)

Cash flows from financing activities
Proceeds from line of credit	380,700	243,100
Payments on line of credit	(329,650)	(243,100)
Debt refinancing fees	(811)	—
Payments on long-term debt and capital lease obligations	(286)	(532)
Payments to minority shareholder	(1,498)	(2,700)
Proceeds from employee stock purchase plan	—	476
Excess tax benefit from exercise of stock options	3,041	—
Proceeds from exercise of stock options	10,802	3,473
Purchases of treasury stock	(14,648)	(44,266)

Net cash provided by (used in) financing activities	47,650	(43,549)

Effect of exchange rate changes on cash and cash equivalents	1,592	377

Increase (decrease) in cash and cash equivalents	22,687	(19,603)
Cash and cash equivalents, beginning of period	32,505	75,066

Cash and cash equivalents, end of period	$55,192	$55,463

Supplemental disclosures
Cash paid for interest	$2,862	$788

Cash paid for income taxes	$8,716	$8,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(1) OVERVIEW AND BASIS OF PRESENTATION
Overview
TeleTech Holdings, Inc. (“TeleTech” or “the Company”) serves its clients through two primary businesses: (i) Business Process Outsourcing (“BPO”), which provides outsourced business process, customer management, and marketing services for a variety of industries via operations in the United States (“U.S.”), Argentina, Australia, Brazil, Canada, China, Germany, India, Malaysia, Mexico, New Zealand, the Philippines, Singapore, Spain, the United Kingdom, and Venezuela; and (ii) Database Marketing and Consulting, which provides outsourced database management, direct marketing, and related customer acquisition and retention services for automotive dealerships and manufacturers in North America.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring entries) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2006, and the results of operations and cash flows of the Company and its subsidiaries for the three months and nine months ended September 30, 2006 and 2005. Operating results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Certain amounts in 2005 have been reclassified in the condensed consolidated financial statements to conform to the 2006 presentation.
Recently Issued Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”), which replaces SFAS No. 123 “Accounting for Stock Issued to Employees” (“SFAS 123”). The Company adopted SFAS 123(R) on January 1, 2006. The impact of the adoption of SFAS 123(R) is discussed in Note 4.
In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 is effective as of the beginning of the first annual period beginning after December 15, 2006. FIN 48 defines the threshold for recognizing the tax benefits of a tax return filing position in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This is different than the accounting practice currently followed by the Company, which is to recognize the best estimate of the impact of a tax position only when the position is “probable” of being sustained on audit based solely on the technical merits of the position. The term “probable” is consistent with the use of the term in SFAS No. 5 “Accounting for Contingencies,” to mean that “the future event or events are likely to occur.”
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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(2) ACQUISITION
On June 30, 2006, the Company acquired 100 percent of the outstanding common shares of Direct Alliance Corporation (“DAC”) from Insight Enterprises, Inc. (NASDAQ: NSIT). DAC is a provider of outsourced direct marketing services to third parties in the U.S. and its acquisition is consistent with the Company’s strategy to grow and to focus on providing outsourced marketing, sales, and BPO solutions to large multinational clients. DAC is included in the Company’s North American BPO segment.
The preliminary total purchase price of $46.4 million in cash was funded utilizing the Company’s Credit Facility (see Note 7 to the Condensed Consolidated Financial Statements). The purchase agreement provides for the seller to (i) receive a future payment of up to $11.0 million based upon the gross profit of DAC for 2006 exceeding specified amounts and (ii) pay the Company up to $5.0 million in the event certain clients of DAC do not renew, on substantially similar terms, their service agreement with DAC as set forth in the purchase agreement.
The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based upon the Company’s intention to make a 338 election for income tax reporting for the acquisition of DAC, is as follows (amounts in thousands):

Current assets	$14,548
Property and equipment	4,410
Intangible assets	9,100
Goodwill	23,820

Total assets acquired	$51,878

Current liabilities	(5,505)

Total liabilities assumed	(5,505)

Net assets acquired	$46,373

The Company acquired identifiable intangible assets as a result of the acquisition of DAC. The intangible assets acquired, excluding costs in excess of net assets acquired, are preliminarily classified and valued as follows (amounts in thousands):

	Value	Amortization Period
Trade name	$1,800	None; indefinite life
Customer relationships	7,300	10 years

Total	$9,100

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
The following table presents the pro-forma combined results of operations assuming (i) DAC’s historical unaudited financial results, (ii) the DAC acquisition closed on January 1, 2005, (iii) pro-forma amortization expense of the intangible assets, and (iv) pro-forma interest expense assuming the Company utilized its Credit Facility to finance the acquisition (amounts in thousands):

	Nine Months Ended
	September 30,
	2006	2005
Revenue	$908,655	$839,184
Income from operations	$43,678	$26,627
Net income	$31,001	$20,303

Weighted average shares outstanding
Basic	68,979	72,946
Diluted	70,228	74,604

Net income per share
Basic	$0.45	$0.28
Diluted	$0.44	$0.27
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
BPO provides business process, customer management, and marketing services for a variety of industries via Customer Management Centers (“CMC” or “Center”) throughout the world. When the Company begins operations in a new country, it determines whether the country is intended to primarily serve U.S.-based clients, in which case the country is included in the North American BPO segment, or the country is intended to serve both domestic clients from that country and U.S.-based clients, in which case the country is included in the International BPO segment. This is consistent with the Company’s management of the business, internal financial reporting structure, and operating focus. Operations for each segment of BPO Services are conducted in the following countries:

North American BPO	International BPO

United States	Argentina
Canada	Australia
India	Brazil
Philippines	China
Germany
Malaysia
Mexico
New Zealand
Singapore
Spain
United Kingdom
Venezuela

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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
It is a significant Company strategy to garner additional business through the lower cost opportunities offered by certain foreign countries. Accordingly, the Company provides services to certain U.S. clients from CMCs in Argentina, Canada, India, Mexico, and the Philippines. Under this arrangement, while the U.S. subsidiary invoices and collects from the client, the U.S. subsidiary enters into a contract with the foreign subsidiary to reimburse the foreign subsidiary for its costs plus a reasonable profit. This reimbursement is reflected as revenue by the foreign subsidiary. As a result, a portion of the revenue from these client contracts is recorded by the U.S. subsidiary, while a portion is recorded by the foreign subsidiary. For U.S. clients served from Canada, India, and the Philippines, which represents the majority of these arrangements, all the revenue remains within the North American BPO segment. For U.S. clients served from Argentina and Mexico, a portion of the revenue is reflected in the International BPO segment. For the three months ended September 30, 2006 and 2005, approximately $1.5 million and $0.7 million, respectively, of income from operations in the International BPO segment were generated from these arrangements. For the nine months ended September 30, 2006 and 2005, approximately $4.1 million and $2.2 million, respectively, of income from operations in the International BPO segment were generated from these arrangements.
The following table presents Revenue and Income (Loss) from Operations by segment (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue
North American BPO	$206,616	$170,930	$576,283	$474,852
International BPO	90,336	82,596	264,277	244,157
Database Marketing and Consulting	6,852	20,733	34,000	63,509

Total	$303,804	$274,259	$874,560	$782,518

Income (Loss) from Operations
North American BPO	$25,194	$15,654	$55,995	$40,752
International BPO	182	(1,871)	(3,731)	(12,188)
Database Marketing and Consulting	(4,989)	(1,854)	(11,192)	(8,104)

Total	$20,387	$11,929	$41,072	$20,460

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
The following table presents Revenue based on the geographic location where the services are provided (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue
United States	$108,421	$119,158	$318,448	$330,898
Asia Pacific	65,071	46,413	172,099	135,488
Canada	48,311	49,689	157,001	146,511
Europe	35,699	30,866	105,274	92,171
Latin America	46,302	28,133	121,738	77,450

Total	$303,804	$274,259	$874,560	$782,518

(4) EQUITY-BASED COMPENSATION
The Company maintains several equity compensation plans (the “Plans”) for the benefit of certain of its directors, officers, and employees.
During the first quarter of fiscal 2006, the Company adopted SFAS 123(R), applying the modified prospective method. SFAS 123(R) requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income at the fair value of the award on the grant date. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The fair values of all stock options granted by the Company were determined using the Black-Scholes-Merton model (“B-S-M Model”).
The fair values of the options granted to the Company’s employees were estimated on the date of grant using the B-S-M Model. The following table provides the range of assumptions used for stock options granted during the three months ended September 30, 2006 and 2005:

	Three Months Ended
	September 30,
	2006	2005
Risk-free interest rate	4.73% — 5.03%	3.75% — 4.17%
Expected life in years	3.8 – 4.8	4.4
Expected volatility	54.81%	75.53%
Dividend yield	0.00%	0.00%
Weighted-average volatility	54.81%	75.53%
Weighted-average fair value	$5.85	$5.09

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
A summary of option activity under the Plans as of September 30, 2006 and changes during the nine months then ended is presented below:

			Weighted-
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value (in
	Shares	Price	Term Years	thousands)
Outstanding as of December 31, 2005	8,486,681	$10.26
Grants	1,414,950	$12.52
Exercises	(1,386,186)	$7.58
Cancellations/expirations	(511,966)	$12.91

Outstanding as of September 30, 2006	8,003,479	$10.95	6.9	$43,396

Vested and exercisable as of September 30, 2006	3,690,697	$11.76	4.7	$20,803

A summary of the status of the Company’s unvested shares as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Unvested as of December 31, 2005	4,129,995	$5.62
Granted	1,414,950	$5.85
Vested	(914,655)	$5.33
Forfeited	(317,508)	$5.57

Unvested as of September 30, 2006	4,312,782	$5.76

As of September 30, 2006, there was approximately $19.8 million of total unrecognized compensation cost (including the impact of expected forfeitures as required under SFAS 123(R)) related to unvested share-based compensation arrangements granted under the Plans that the Company had not recorded. That cost is expected to be recognized over the weighted-average period of four years (the Company recognizes compensation expense straight-line over the vesting term of the option grant). The total fair value of shares vested (excluding expected forfeitures) during the nine month period ended September 30, 2006 was $4.9 million.
Cash received from option exercises under all share-based payment arrangements for the three months ended September 30, 2006 and 2005 was $6.0 million and $1.1 million, respectively.
Cash received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2006 and 2005 was $10.8 million and $3.5 million, respectively.
As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three months ended September 30, 2006 are $1.7 million and $1.0 million lower, respectively, than if it had continued to account for share-based compensation under Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). For the nine months ended September 30, 2006, the Company’s income before income taxes and net income are $5.0 million and $3.0 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended September 30, 2006 are $0.02 and $0.01 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. Additionally, basic and diluted earnings per share for the nine months ended September 30, 2006 are $0.04 and $0.04 lower, respectively. The compensation cost that has been charged against income for the Plans is included in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
The following table illustrates the effect on net income and earnings per share for the three months and nine months ended September 30, 2005, if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (amounts in thousands except per share amounts):

	September 30, 2005
	Three Months	Nine Months
	Ended	Ended
Net income as reported	$11,620	$18,073
Add (deduct): Stock-based employee compensation expense included in reported net income, net of related tax effects	(1)	31
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(995)	(3,109)

Pro forma net income	$10,624	$14,995

Weighted average shares outstanding
Basic	71,650	72,946
Diluted	72,591	74,604

Net income per share
Basic — as reported	$0.16	$0.25
Diluted — as reported	$0.16	$0.24
Basic — pro forma	$0.15	$0.21
Diluted — pro forma	$0.15	$0.20
(5) SIGNIFICANT CLIENTS
The Company has one client (in the communications industry) that contributed in excess of 10% of the Company’s revenue for the three months and nine months ended September 30, 2006 and two clients (both in the communications industry) that contributed in excess of 10% of the Company’s revenue for the three months and nine months ended September 30, 2005. The revenue from these clients, as a percentage of total consolidated revenue, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Client A	15.9%	17.1%	17.1%	17.8%
Client B	6.1%	9.9%	7.8%	10.6%
As of September 30, 2006 and December 31, 2005, accounts receivable from clients A and B were as follows (amounts in thousands):

	September 30, 2006	December 31, 2005
Client A	$31,200	$34,600
Client B	$12,200	$18,500
The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs ongoing credit evaluations of its clients and maintains allowances for uncollectible accounts. Although the Company is impacted by economic conditions in certain industries including communications and media, automotive, financial services, healthcare, and government services, management does not believe significant credit risk exists as of September 30, 2006.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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
As of September 30, 2006, the notional amount of these derivative instruments is summarized as follows (amounts in thousands):

	Local	U.S.	Dates
	Currency	Dollar	Contracts are
	Amount	Amount	Through
Canadian Dollar	178,068	$159,471	June 2010
Argentine Peso	36,900	11,710	December 2007
Philippine Peso	2,120,000	40,837	December 2007

		$212,018

These derivatives, including option premiums, are classified as Prepaid and Other Assets of $4.0 million and $6.7 million; Other Assets of $0.1 million and $0.6 million; and Other Long-term Liabilities of $1.4 million and $0.0 million as of September 30, 2006 and December 31, 2005, respectively.
The Company recorded deferred tax liabilities of $0.6 million and $1.9 million related to these derivatives as of September 30, 2006 and December 31, 2005, respectively. A total of $1.0 million and $3.0 million of deferred gains, net of tax, on derivative instruments as of September 30, 2006 and December 31, 2005, respectively, were recorded in Accumulated Other Comprehensive Income.
During the three months ended September 30, 2006 and 2005, the Company recorded gains of $1.4 million and $1.1 million, respectively, for settled hedge contracts and the related premiums. During the nine months ended September 30, 2006 and 2005, the Company recorded gains of $5.8 million and $4.7 million, respectively, for settled hedge contracts and the related premiums. These are reflected in Revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(7) INDEBTEDNESS
During the third quarter 2006, the Company refinanced its credit facility (“Credit Facility”) with a syndication of banks. This Credit Facility permits the Company to borrow up to $150 million, with an option to increase the borrowing limit to a maximum of $225 million (subject to approval by the lenders) at any time up to 90 days prior to maturity of the Credit Facility. The Credit Facility matures on September 27, 2011. The Company may request a one year extension of the maturity date, subject to approval by the lenders. The Credit Facility is secured by the majority of the Company’s domestic accounts receivable and a pledge of 65% of the capital stock of specified material foreign subsidiaries.
Subsequent to the end of the third quarter 2006, the Company exercised its option to increase the borrowing limit of the Credit Facility to $180 million.
The Credit Facility, which includes customary financial covenants, may be used for general corporate purposes, including working capital, purchases of treasury stock, and acquisition financing. The Credit Facility accrues interest at a rate based on either (1) the Prime Rate, defined as the higher of the lender’s prime rate or the Federal Funds Rate plus 0.50%, or (2) the London Interbank Offered Rate (“LIBOR”) plus an applicable credit spread, at the Company’s option. The interest rate will vary based on the Company’s leverage ratio as defined in the Credit Facility. As of September 30, 2006, interest accrued at the weighted-average rate of approximately 6%. As of September 30, 2006 and December 31, 2005, the Company had outstanding borrowings under the Credit Facility of $77.8 million and $26.7 million, respectively.
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
As required by SFAS 109, the Company continually reviews the likelihood that deferred tax assets will be realized in future tax periods under the more likely than not criteria. In making this judgment, SFAS 109 requires that all available evidence, both positive and negative, should be considered to determine whether, based on the weight of that evidence, a valuation allowance is required. As of September 30, 2006, the Company has $50.5 million of deferred tax assets (after a $3.7 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $42.7 million, related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.
The effective tax rate, after minority interest, for the three months ended September 30, 2006 was 33.5%. The effective tax rate, after minority interest, for the nine months ended September 30, 2006 was 20.6%. Excluding the $5.2 million change to the deferred tax valuation allowance accounted for in the second quarter of 2006, the Company’s effective tax rate for the nine months ended September 30, 2006 was 34.2%.
(9) RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES
Restructuring Charges
Restructuring Charges, Net for the three months ended September 30, 2006 of $0.5 million relates to severance in the International BPO and Database Marketing and Consulting segments.
Restructuring Charges, Net for the nine months ended September 30, 2006 of $1.5 million includes approximately (i) $0.7 million for the fair value of the liability for lease payments for a portion of a CMC that the Company ceased to use in the International BPO segment, and (ii) $1.0 million in severance costs, less (iii) a $0.2 million reversal of unused prior-period balances.
Restructuring Charges, Net for the three months ended September 30, 2005 of $0.5 million related to the Company’s decision to exercise an early lease termination.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
Restructuring Charges, Net for the nine months ended September 30, 2005 of $1.5 million related to reductions in force across all three segments and the Company’s decision to exercise an early lease termination.
A roll-forward of the activity in the restructuring reserve liability is as follows (amounts in thousands):

	Closure of	Reduction
	CMCs	in Force	Total
Balance as of December 31, 2004	$599	$233	$832
Expense	682	2,139	2,821
Payments	(193)	(1,145)	(1,338)
Reversal of unused balances	—	(148)	(148)

Balance as of December 31, 2005	1,088	1,079	2,167
Expense	724	935	1,659
Payments	(733)	(1,246)	(1,979)
Reversal of unused balances	(55)	(149)	(204)

Balance as of September 30, 2006	$1,024	$619	$1,643

The restructuring reserve liability is included in Other Accrued Expenses in the accompanying Condensed Consolidated Balance Sheets.
Impairment Losses
Impairment Losses for the nine months ended September 30, 2006 of $0.5 million includes approximately (i) $0.3 million to reduce the net book value of long-lived assets in New Zealand and Malaysia to their then estimated fair value and (ii) $0.2 million for the difference between assumed values to be received for assets in closed CMCs versus actual value received.
Impairment Losses for the nine months ended September 30, 2005 of $2.5 million were to reduce the net book value of long-lived assets in the Glasgow, Scotland facility to its then estimated fair value.
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
Guarantees
The Company’s Credit Facility is guaranteed by the majority of the Company’s domestic accounts receivable and a pledge of 65% of the capital stock of specified material foreign subsidiaries.
Letters of Credit
As of September 30, 2006, outstanding letters of credit and other performance guarantees totaled approximately $13.8 million, which primarily guarantee workers’ compensation, other insurance related obligations, and facility leases.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(11) EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Shares used in basic per share calculation	69,085	71,650	68,979	72,946
Effects of dilutive securities:
Stock options	1,281	841	1,249	1,558
Restricted stock	—	100	—	100

Total effects of dilutive securities	1,281	941	1,249	1,658

Shares used in diluted per share calculation	70,366	72,591	70,228	74,604

For the three months ended September 30, 2006 and 2005, 0.5 million and 3.9 million, respectively, of options to purchase shares of common stock were outstanding but not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2006 and 2005, 1.3 million and 2.6 million, respectively, of options to purchase shares of common stock were outstanding but not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The Company has also excluded the impact of outstanding warrants, as the impact would be anti-dilutive for all periods presented.
(12) OTHER FINANCIAL INFORMATION
As of September 30, 2006, Accumulated Other Comprehensive Income included in the Company’s Condensed Consolidated Balance Sheets consisted of $5.1 million and $1.0 million of foreign currency translation adjustments and derivatives valuation, net of tax, respectively. As of December 31, 2005, Accumulated Other Comprehensive Income consisted of $0.7 million and $3.0 million of foreign currency translation adjustments and derivatives valuation, net of tax, respectively.

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
All statements not based on historical fact are forward-looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, following are important factors that could cause our actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to the following: our belief that we are continuing to see strong demand for our services and that sales cycles are shortening; risks associated with successfully integrating Direct Alliance Corporation (“DAC”) and achieving anticipated future revenue growth, profitability, and synergies; estimated revenue from new, renewed, and expanded client business as volumes may not materialize as forecasted or be sufficient to achieve our Business Outlook; achieving continued profit improvement in our International Business Process Outsourcing (“BPO”) operations; the ability to close and ramp new business opportunities that are currently being pursued or that are in the final stages with existing and/or potential clients in order to achieve our Business Outlook; our ability to execute our growth plans, including sales of new products (such as TeleTech On DemandTM); our ability to achieve our year-end 2006 and 2007 financial goals, including those set forth in our Business Outlook; the possibility of our Database Marketing and Consulting segment not increasing revenue, lowering costs, or returning to profitability resulting in an impairment of its $13.4 million of Goodwill; the possibility of lower revenue or price pressure from our clients experiencing a business downturn or merger in their business; greater than anticipated competition in the BPO and customer management market, causing adverse pricing and more stringent contractual terms; risks associated with losing or not renewing client relationships, particularly large client agreements, or early termination of a client agreement; the risk of losing clients due to consolidation in the industries we serve; consumers’ concerns or adverse publicity regarding our clients’ products; our ability to find cost effective locations, obtain favorable lease terms, and build or retrofit facilities in a timely and economic manner; risks associated with business interruption due to weather, pandemic, or terrorist-related events; risks associated with attracting and retaining cost-effective labor at our customer management centers; the possibility of additional asset impairments and restructuring charges; risks associated with changes in foreign currency exchange rates; economic or political changes affecting the countries in which we operate; changes in accounting policies and practices promulgated by standard setting bodies; and new legislation or government regulation that impacts the BPO and customer management industry.
Executive Overview
We serve our clients through two primary businesses, BPO Services and Database Marketing and Consulting. BPO Services provides outsourced business process, customer management, and marketing services for a variety of industries via CMCs throughout the world. When we begin operations in a new country, we determine whether the country is intended to primarily serve U.S.-based clients, in which case we include the country in our North American BPO segment, or the country is intended to serve both domestic clients from that country and U.S.-based clients, in which case we include the country in our International BPO segment. This is consistent with our management of the business, internal financial reporting structure, and operating focus. Operations for each segment of BPO Services are conducted in the following countries:

North American BPO	International BPO

United States	Argentina
Canada	Australia
India	Brazil
Philippines	China
Germany
Malaysia
Mexico
New Zealand
Singapore
Spain
United Kingdom
Venezuela
On June 30, 2006, we acquired 100 percent of the outstanding common shares of DAC. DAC is a provider of outsourced direct marketing services to third parties in the U.S. and its acquisition is consistent with our strategy to grow and to focus on providing outsourced marketing, sales, and BPO solutions to large multinational clients. DAC is included in our North American BPO segment. We project the acquisition of DAC will contribute approximately $35 million of revenue during the last six months of 2006 since acquisition and will be slightly accretive to earnings during the first twelve months of combined operations.
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
BPO Services
The BPO Services business generates revenue based primarily on the amount of time our representatives devote to a client’s program. We primarily focus on large global corporations in the following industries; automotive, communications and media, financial services, healthcare, government, logistics, retail, technology, and travel. Revenue is recognized as services are provided. The majority of our revenue is, and we anticipate that the majority of our future revenue will continue to be, from multi-year contracts. However, we do provide certain client programs on a short-term basis. We have historically experienced annual attrition of existing client programs of approximately 7% to 15% of our revenue. Attrition of existing client programs during the first nine months of 2006 was 8% (approximately the same rate during the first nine months of 2005), excluding the short-term contract with the U.S. Government during the third quarter 2005. However, during all of 2005, we experienced net attrition of existing client programs of 3% (attrition of existing client programs was greater than the expansion of existing client programs) whereas during the first nine months of 2006, excluding the short-term contract with the U.S. Government during the third quarter 2005, we experienced net growth of existing client programs of 4% as expansion of existing client programs exceeded attrition of existing client programs. We believe this trend is attributable to our investment in an account management and operations team focused on client service. Our invoice terms with clients range from 30 to 60 days, with longer terms in Europe.
The BPO Services industry is highly competitive. Our ability to sell our existing services or gain acceptance for new products or services is challenged by the competitive nature of the industry. There can be no assurance that we will be able to sell services to new clients, renew relationships with existing clients, or gain client acceptance of our new products.

We compete primarily with the in-house BPO operations of our current and potential clients. We also compete with certain companies that provide BPO services on an outsourced basis. In general, during the last several years, the global economy has negatively impacted the BPO market. More specifically, sales cycles lengthened, competition increased, and contract values were reduced. However, we believe that sales cycles have recently begun shortening. Nonetheless, pricing pressures continue within our industry due to the rapid growth of offshore labor capabilities.
When renewing contracts, clients may request that all or a portion of the renewed work be located within offshore CMCs. These requests decrease our revenue as the billing rate we charge for offshore CMCs is lower than for our North American CMCs, and, in the short-term, increase our costs as we incur expenses related to relocating the work. For the three months and nine months ended September 30, 2006, we incurred contract relocation costs of approximately $0.2 million and $0.5 million, respectively. For the three months and nine months ended September 30, 2006, revenue was negatively impacted by $0.0 million and $2.6 million, respectively, as a result of relocating working from North American CMCs to International CMCs.
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
As previously announced, we were recently awarded new business with new and existing clients. As a result, we are expanding our capacity in select International markets with the addition of an estimated 2,500 workstations in Argentina, Canada, Mexico, and the Philippines. We may have difficulties managing the timeliness of launching new or expanded client programs, and the associated internal allocation of personnel and resources. This could cause a decline or delay in recognition of revenues and an increase in costs, either of which could adversely affect our operating results. In the event we do not successfully expand our capacity or launch the new or expanded client programs, we may be unable to achieve the revenue and profitability targets set forth in the Business Outlook section below.

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
We internally target capacity utilization in our Centers at 85% to 90% of our available workstations. As of September 30, 2006, the overall capacity utilization in our multi-client Centers was 75% (see “Workstation Utilization” below for further details).
As mentioned above, our profitability is influenced by the number of new or expanded client programs. We defer revenue for the initial training that occurs upon commencement of a new client contract (“Start-Up Training”) if that training is billed separately to the client. Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are also deferred. In these circumstances, both the training revenue and costs are amortized straight-line over the life of the client contract. In situations where Start-Up Training is not billed separately, but rather included in the hourly production rates paid by the client over the life of the contract, no deferral is necessary as the revenue is being recognized over the life of the contract, and the associated training expenses are expensed as incurred. For the three months and nine months ended September 30, 2006, we incurred $0.8 million and $2.3 million, respectively, of training expenses for client programs for which we did not separately bill Start-Up Training.
The following summarizes the impact of the deferred Start-Up Training on the three months and nine months ended September 30, 2006 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
		Income		Income
		from		from
	Revenue	Operations	Revenue	Operations
Amounts deferred due to new business	$(3,538)	$(2,214)	$(9,072)	$(5,336)
Amortization of prior period deferrals	1,542	610	3,581	1,784

Net increase (decrease) for the period	$(1,996)	$(1,604)	$(5,491)	$(3,552)

As of September 30, 2006, we had $8.2 million of net deferred Start-Up Training that will be amortized straight-line over the life of the corresponding client contracts (approximately 36 months).
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

Our industry is labor-intensive and the majority of our operating costs relate to wages, employee benefits, and employment taxes. An improvement in the local or global economies where our CMCs are located could lead to increased labor-related costs. In addition, our industry experiences high personnel turnover, and the length of training time required to implement new programs continues to increase due to increased complexities of our clients’ businesses. This may create challenges if we obtain several significant new clients or implement several new, large-scale programs, and need to recruit, hire, and train qualified personnel at an accelerated rate.
Our success in improving our profitability will depend on successful execution of a comprehensive business plan, including the following broad steps:
•	Increasing sales to absorb unused capacity in existing global CMCs;

•	Reducing costs and continued focus on cost controls; and

•	Managing the workforce in our CMCs in a cost-effective manner.
Database Marketing and Consulting
As of September 30, 2006, our Database Marketing and Consulting segment has relationships with more than 2,500 automobile dealers representing 27 different automotive brand names. These contracts generally have terms ranging from month-to-month to twenty-four months. For a few major automotive manufacturers, the automotive manufacturer collects from the individual automobile dealers on our behalf. Our average collection period is thirty to sixty days.
A majority of the revenue from this segment is generated utilizing a database and contact system to promote the service business of automobile dealership customers using targeted marketing solutions through the phone, mail, e-mail, and Web. A combination of factors contributed to this segment generating a loss from operations of approximately $5.0 million and $11.2 million, after corporate allocations, for the three months and nine months ended September 30, 2006. In our Quarterly Report on Form 10-Q for the three months ended June 30, 2006, we projected this segment would generate a loss from operations in the range of $4.0 million to $5.0 million. Excluding corporate allocations, this segment generated a loss from operations of $4.5 million and $9.3 million, respectively, for the three months and nine months ended September 30, 2006.
For 2006, we modified our agreement with Ford Motor Company (“Ford”; whose dealers represented approximately 32% of the revenue of our Database Marketing and Consulting segment for the third quarter of 2006), to provide services to Ford’s automotive dealerships on a preferred basis, rather than on an exclusive basis as was the previous agreement, as Ford was to commence offering a competing product. The new agreement gives us flexibility to customize service offerings and the ability to contract directly with Ford’s dealerships under our defined terms and conditions. Primarily due to Ford offering a competing product, our dealer attrition rate has exceeded our new account growth in 2006, resulting in a significant decrease in revenue from the prior year period. At the same time, we continue to focus on developing a field sales organization to approach dealers outside of the Ford family of automotive brands.
Due to the factors discussed above, we believe this segment will incur a loss from operations in the fourth quarter of 2006 in the range of $3.5 million to $4.5 million, as we work to implement the plans outlined below to return this segment to profitability.
We plan to continue our focus on the following during the fourth quarter 2006:
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
Income from operations for the three months ended September 30, 2006 was adversely affected by the impact of equity-based compensation due to the implementation of SFAS 123(R). For the three months and nine months ended September 30, 2006 we recorded $1.7 million and $5.0 million, respectively, for equity-based compensation. We expect that equity-based compensation expense for fiscal 2006 will be approximately $6.9 million based on current outstanding awards and assumptions applied. However, any significant awards granted during the remainder of fiscal 2006, required changes in the estimated forfeiture rates or significant changes in the market price of our common stock may impact this estimate. Based on current outstanding awards, compensation expense related to equity-based payments to employees is expected to be $6.7 million and $5.8 million during fiscal years 2007 and 2008, respectively. See Note 4 to the Condensed Consolidated Financial Statements for additional information.
Critical Accounting Policies
We have identified the policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
Our BPO segments recognize revenue under three models which are:
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
Our Database Marketing and Consulting segment recognizes revenue when services are rendered. Most agreements require the billing of predetermined monthly rates. Where the contractual billing periods do not coincide with the periods over which services are provided, we recognize revenue straight-line over the life of the contract (typically six to twenty-four months).
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
As required by SFAS 109, the Company continually reviews the likelihood that deferred tax assets will be realized in future tax periods under the more likely than not criteria. In making this judgment SFAS 109 requires that all available evidence, both positive and negative, should be considered to determine whether, based on the weight of that evidence, a valuation allowance is required. As of September 30, 2006, the Company has $50.5 million of deferred tax assets (after a $3.7 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $42.7 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.

In the future, our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate is affected by the proportion of revenues and income before taxes in the various domestic and international jurisdictions in which we operate. Further, we are subject to changing tax laws, regulations, and interpretations in multiple jurisdictions in which we operate, as well as the requirements, pronouncements, and rulings of certain tax, regulatory, and accounting organizations. We estimate our annual effective tax rate each quarter based on a combination of actual and forecasted results of subsequent quarters. Consequently, significant changes in our actual quarterly or forecasted results may impact the effective tax rate for the current or future periods.
The FASB recently issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS 109. FIN 48 will be effective for our 2007 fiscal year. See Note 1 to the Condensed Consolidated Financial Statements for a more complete description of the impact FIN 48 will have on our consolidated financial statements.
Allowance for Doubtful Accounts
We have established an allowance for doubtful accounts to reserve for uncollectible accounts receivable. Each quarter, management reviews the receivables on an account-by-account basis and assigns a probability of collection. Management’s judgment is used in assessing the probability of collection. Factors considered in making this judgment include, among other things, the age of the identified receivable, client financial wherewithal, previous client history, and any recent communications with the client.
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
For CMCs selected for further review, we estimate the probability-weighted future cash flows, using EBITDA (see “Presentation of Non-GAAP (Generally Accepted Accounting Practices (“GAAP”)) Measurements”) as a surrogate for cash flows, resulting from operating the CMC over its useful life. Significant judgment is involved in projecting future capacity utilization, pricing, labor costs, and the estimated useful life of the CMC. We do not subject to the same test CMCs that have been operated for less than two years or those CMCs that have been impaired within the past two years (the “Two Year Rule”) because we believe sufficient time is necessary to establish a market presence and build a client base for such new or modified CMCs in order to adequately assess recoverability. However, such CMCs are nonetheless evaluated in case other factors would indicate an impairment had occurred. For impaired CMCs, we write the assets down to their estimated fair market value. If the assumptions used in performing the impairment test prove insufficient, the fair value estimate of the CMCs may be significantly lower, thereby causing the carrying value to exceed fair value and indicating an impairment had occurred.

The following table presents a sensitivity analysis of the impairment evaluation assuming that the future results were 10% less than the two-year forecasted EBITDA for these CMC’s (excluding Glasgow, which was impaired in 2005). As shown in the table below, the analysis indicates that an impairment of approximately $3.0 million (a decrease of $1.8 million from the second quarter of 2006) would arise. However, for the CMC’s tested, the current probability-weighted projection scenarios indicated that impairment had not occurred as of September 30, 2006 (amounts in thousands, except number of CMCs):

			Additional
			Impairment
	Net Book	Number	Under
	Value	of CMCs	Sensitivity Test
Tested based on Two Year Rule
Positive cash flow in period	$58,978	53	$419
Negative cash flow in period	2,036	4	739

Sub-total	61,014	57	1,158

Not tested based on Two Year Rule
Positive cash flow in period	20,637	9	—
Negative cash flow in period	6,865	5	1,806

Sub-total	27,502	14	1,806

Total
Positive cash flow in period	79,615	62	419
Negative cash flow in period	8,901	9	2,545

Grand total	$88,516	71	$2,964

We also assess the realizable value of capitalized software on a quarterly basis based upon current estimates of future cash flows from services utilizing the software (principally utilized by our Database Marketing and Consulting segment). No impairment had occurred as of September 30, 2006.
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
We have plans to improve the future profitability of our Database Marketing and Consulting segment. The goodwill for that segment is $13.4 million as of September 30, 2006. As a result of this segment’s financial performance in the third quarter of 2006, we updated our cash flow analyses (which assume annual revenue increases ranging from 10 percent to 13 percent per annum, calculated on a smaller revenue base than our historical revenue base and following our planned efforts to sell business to non-Ford dealers). Our analyses indicated that an impairment in goodwill had not occurred as of September 30, 2006. However, a sensitivity analysis of the forecast indicated that, without considering corresponding reductions in future operating expenses that we would implement in the event of a further revenue decline, it would not take a material change in the revenue forecast for an impairment to arise.
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

Contingencies
We record a liability for pending litigation and claims where losses are both probable and reasonably estimable. Each quarter, management, with the advice of legal counsel, reviews these matters on a case-by-case basis and assigns probability of loss and range of loss based upon the assessments of in-house counsel and outside counsel, as appropriate.
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
The following table reconciles Free Cash Flow to Net cash provided by operating activities for our consolidated results (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Free cash flow	$25,960	$6,774	$21,393	$25,969
Add back:
Purchases of Property and Equipment	22,753	10,645	51,219	26,763

Net cash provided by operating activities	$48,713	$17,419	$72,612	$52,732

We discuss factors affecting Free Cash Flow between periods in the Liquidity and Capital Resources section below.
The following table reconciles Free Cash Flow to Net cash provided by operating activities for our Database Marketing and Consulting segment (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Free cash flow	$(3,266)	$(332)	$(4,586)	$(571)
Add back:
Purchases of Property and Equipment	474	630	1,074	2,544

Net cash provided by operating activities	$(2,792)	$298	$(3,512)	$1,973

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

The following table reconciles Net Income to EBITDA for our consolidated results (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net Income	$12,779	$11,620	$30,411	$18,073
Add back:
Provision for income taxes	6,428	432	7,889	3,204
Interest expense (income), net	1,748	(155)	3,141	(517)
Depreciation and amortization	12,929	12,659	36,705	40,650

EBITDA	$33,884	$24,556	$78,146	$61,410

Results of Operations
Operating Review
The following tables are presented to facilitate Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands):

	Three Months Ended September 30,
		% of		% of
	2006	Revenue	2005	Revenue	$ Change	% Change
Revenue
North American BPO	$206,616	68.0%	$170,930	62.3%	$35,686	20.9%
International BPO	90,336	29.7%	82,596	30.1%	7,740	9.4%
Database Marketing and Consulting	6,852	2.3%	20,733	7.6%	(13,881)	(67.0)%

	$303,804	100.0%	$274,259	100.0%	$29,545	10.8%

Cost of Services
North American BPO	$146,537	70.9%	$127,416	74.5%	$19,121	15.0%
International BPO	69,671	77.1%	63,695	77.1%	5,976	9.4%
Database Marketing and Consulting	4,494	65.6%	11,381	54.9%	(6,887)	(60.5)%

	$220,702	72.6%	$202,492	73.8%	$18,210	9.0%

Selling, General and Administrative
North American BPO	$27,716	13.4%	$21,002	12.3%	$6,714	32.0%
International BPO	16,070	17.8%	16,579	20.1%	(509)	(3.1)%
Database Marketing and Consulting	5,485	80.0%	9,061	43.7%	(3,576)	(39.5)%

	$49,271	16.2%	$46,642	17.0%	$2,629	5.6%

Depreciation and Amortization
North American BPO	$7,169	3.5%	$6,310	3.7%	$859	13.6%
International BPO	4,005	4.4%	4,193	5.1%	(188)	(4.5)%
Database Marketing and Consulting	1,755	25.6%	2,156	10.4%	(401)	(18.6)%

	$12,929	4.3%	$12,659	4.6%	$270	2.1%

Restructuring Charges, Net
North American BPO	$—	0.0%	$548	0.3%	$(548)	(100.0)%
International BPO	408	0.5%	—	0.0%	408	N/A
Database Marketing and Consulting	107	1.6%	(11)	(0.1)%	118	(1072.7)%

	$515	0.2%	$537	0.2%	$(22)	(4.1)%

Impairment Losses
North American BPO	$—	0.0%	$—	0.0%	$—	0.0%
International BPO	—	0.0%	—	0.0%	—	0.0%
Database Marketing and Consulting	—	0.0%	—	0.0%	—	0.0%

	$—	0.0%	$—	0.0%	$—	0.0%

Income (Loss) from Operations
North American BPO	$25,194	12.2%	$15,654	9.2%	$9,540	60.9%
International BPO	182	0.2%	(1,871)	(2.3)%	2,053	(109.7)%
Database Marketing and Consulting	(4,989)	(72.8)%	(1,854)	(8.9)%	(3,135)	169.1%

	$20,387	6.7%	$11,929	4.3%	$8,458	70.9%

Other Income (Expense)	$(597)	(0.2)%	$524	0.2%	$(1,121)	(213.9)%

Provision for Income Taxes	$6,428	2.1%	$432	0.2%	$5,996	1388.0%

	Nine Months Ended September 30,
		% of		% of		%
	2006	Revenue	2005	Revenue	$ Change	Change
Revenue
North American BPO	$576,283	65.9%	$474,852	60.7%	$101,431	21.4%
International BPO	264,277	30.2%	244,157	31.2%	20,120	8.2%
Database Marketing and Consulting	34,000	3.9%	63,509	8.1%	(29,509)	(46.5)%

	$874,560	100.0%	$782,518	100.0%	$92,042	11.8%

Cost of Services
North American BPO	$423,097	73.4%	$352,360	74.2%	$70,737	20.1%
International BPO	207,418	78.5%	194,415	79.6%	13,003	6.7%
Database Marketing and Consulting	19,203	56.5%	33,888	53.4%	(14,685)	(43.3)%

	$649,718	74.3%	$580,663	74.2%	$69,055	11.9%

Selling, General and Administrative
North American BPO	$77,788	13.5%	$60,064	12.6%	$17,724	29.5%
International BPO	47,352	17.9%	46,511	19.0%	841	1.8%
Database Marketing and Consulting	19,992	58.8%	30,153	47.5%	(10,161)	(33.7)%

	$145,132	16.6%	$136,728	17.5%	$8,404	6.1%

Depreciation and Amortization
North American BPO	$19,277	3.3%	$20,582	4.3%	$(1,305)	(6.3)%
International BPO	11,538	4.4%	12,797	5.2%	(1,259)	(9.8)%
Database Marketing and Consulting	5,890	17.3%	7,271	11.4%	(1,381)	(19.0)%

	$36,705	4.2%	$40,650	5.2%	$(3,945)	(9.7)%

Restructuring Charges, Net
North American BPO	$126	0.0%	$1,094	0.2%	$(968)	(88.5)%
International BPO	1,222	0.5%	85	0.0%	1,137	1337.6%
Database Marketing and Consulting	107	0.3%	301	0.5%	(194)	(64.5)%

	$1,455	0.2%	$1,480	0.2%	$(25)	(1.7)%

Impairment Losses
North American BPO	$—	0.0%	$—	0.0%	$0	0.0%
International BPO	478	0.2%	2,537	1.0%	(2,059)	(81.2)%
Database Marketing and Consulting	—	0.0%	—	0.0%	—	0.0%

	$478	0.1%	$2,537	0.3%	$(2,059)	(0.0)%

Income (Loss) from Operations
North American BPO	$55,995	9.7%	$40,752	8.6%	$15,243	37.4%
International BPO	(3,731)	(1.4)%	(12,188)	(5.0)%	8,457	(69.4)%
Database Marketing and Consulting	(11,192)	(32.9)%	(8,104)	(12.8)%	(3,088)	38.1%

	$41,072	4.7%	$20,460	2.6%	$20,612	100.7%

Other Income (Expense)	$(1,113)	(0.1)%	$1,530	0.2%	$(2,643)	(172.7)%

Provision for Income Taxes	$7,889	0.9%	$3,204	0.4%	$4,685	146.2%

Financial Comparison
The following table is a condensed presentation of the components of the change in Net Income between the three months and nine months ended September 30, 2006 and 2005 and is designed to facilitate the discussion of results of operations in this Form 10-Q (amounts in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
Current period (2006) reported net income	$12,779	$30,411
Prior period (2005) reported net income	11,620	18,073

Difference	$1,159	$12,338

Explanation
Net increase to income from BPO operations	$11,593	$23,700
Net increase to loss in Database Marketing and Consulting segment	(3,135)	(3,088)
Increase in interest expense	(1,683)	(2,560)
Decrease in interest income	(220)	(1,098)
Other	600	69
Increase in taxes	(5,996)	(4,685)

Total	$1,159	$12,338

Workstation Utilization
The table below presents workstation data for multi-client Centers as of September 30, 2006 and December 31, 2005. Workstations in Dedicated and Managed Centers of 11,219 and 11,081, respectively, for the same periods are excluded from the workstation data as unused seats in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations.

	September 30, 2006			December 31, 2005
	Total			Total
	Production		% In	Production
	Workstations	In Use	Use	Workstations	In Use	% In Use
North American BPO	9,806	7,360	75%	6,514	4,834	74%
International BPO	10,572	7,904	75%	9,447	6,695	71%

Total	20,378	15,264	75%	15,961	11,529	72%

As shown above, there was a significant increase in the total production workstations arising from our expansion plans (see discussion under BPO Services above), a corresponding increase in the number of production workstations in use, and an increase in the utilization percentage.
Three Months Ended September 30, 2006 Compared to September 30, 2005
Revenue
The increase in North American BPO between periods was due to new client programs, expansion of existing client programs, and the acquisition of DAC.
Revenue in the International BPO segment increased due to new client programs and expansion of existing client programs in Latin America and Europe.
Database Marketing and Consulting revenue decreased due to a net decrease in the customer base as discussed earlier.

Cost of Services
Cost of Services as a percentage of revenue in North American BPO primarily decreased compared to the prior year due to the increase in revenue discussed above. In absolute dollars, the increase in Cost of Services corresponds to revenue growth from the implementation of new or expanded client programs and the acquisition of DAC.
Cost of Services, as a percentage of revenue, in International BPO remained constant as compared to the prior year. In absolute dollars, Cost of Services increased due to the implementation of new or expanded client programs.
Cost of Services for Database Marketing and Consulting decreased from the prior year primarily due to a decrease in revenue and our efforts to reduce costs.
Selling, General and Administrative
On a consolidated basis, Selling, General and Administrative increased by $2.6 million, principally comprised of $1.7 million of stock option expense required by the adoption of SFAS No. 123(R), additional incentive compensation related to increased earnings over the prior year period, and the acquisition of DAC.
Selling, General and Administrative expenses for North American BPO increased in both absolute dollars and as a percentage of revenue primarily due to increased salaries and related benefits resulting principally from the Company’s expenditures to implement an eLearning strategy, compensation expense related to share-based payments (see Note 4 to the Condensed Consolidated Financial Statements), increased incentive compensation, and the acquisition of DAC.
Selling, General and Administrative expenses for International BPO decreased in both absolute dollars and as a percentage of revenue due primarily to decreased salaries and benefits expense resulting from headcount reductions in our European and Asia Pacific operations.
The decrease in Selling, General and Administrative expenses for Database Consulting and Marketing was primarily due to our efforts to reduce costs and a lower allocation of corporate-level operating expenses as discussed above.
Depreciation and Amortization
In absolute dollars, Depreciation and Amortization in our North American BPO segment increased due to the addition of new CMCs and the expansion of existing CMCs. In absolute dollars and as a percentage of revenue, Depreciation and Amortization in our International BPO segment decreased between periods due primarily to the closure of certain facilities. Depreciation and Amortization in our Database Marketing and Consulting segment decreased compared to the prior year primarily due to assets reaching the end of their depreciable lives.
Restructuring Charges, Net and Impairment Losses
Restructuring Charges, Net for the three months ended September 30, 2006 of $0.5 million relates to severance resulting from a reduction in force in the International BPO and Database Marketing and Consulting segments.
Other Income (Expense)
During the three months ended September 30, 2006, Interest Expense increased by $1.7 million due to increased borrowings compared to the prior year due primarily to the acquisition of DAC and the Company’s share repurchase program. Interest Income decreased by $0.2 million due to lower cash investment balances during the quarter.

Income Taxes
The effective tax rate, after minority interest, for the three months ended September 30, 2006 was 33.5%. The effective tax rate, after minority interest, for the three months ended September 30, 2005 was 3.6%. Excluding the $9.9 million reversal of the U.S. deferred tax valuation allowance and $3.9 million in taxes associated with our Dividend Repatriation Plan completed and accounted for in the third quarter of 2005, the effective tax rate would have been 53.3%. For succeeding quarters, our effective tax rate will be affected by many factors including (i) the amount and placement of new business into tax jurisdictions with valuation allowances and without valuation allowances, (ii) the recognition of tax benefits that may arise related to tax planning strategies not recorded in the financial statements as their benefit is currently uncertain, (iii) the impact of tax holidays in overseas tax jurisdictions, and (iv) adoption of the new accounting standard for tax uncertainties (see Note 1 to the Condensed Consolidated Financial Statements). We expect our effective tax rate for the year ending December 31, 2006 will be approximately 30% to 35%, excluding the $5.2 million reversal of a portion of the deferred tax valuation allowance in the second quarter of 2006.
Nine Months Ended September 30, 2006 Compared to September 30, 2005
Revenue
The increase in North American BPO revenue between periods was due to new client programs, expansion of existing client programs, and the acquisition of DAC.
Revenue in the International BPO segment increased due to new client programs and expansion of existing client programs in Latin America and Europe.
Database Marketing and Consulting revenue decreased due to a net decrease in the customer base as discussed above.
Cost of Services
Cost of Services as a percentage of revenue in North American BPO remained relatively constant as compared to the prior year. In absolute dollars, Cost of Services increased due to the implementation of new client programs, the expansion of existing client programs, and the acquisition of DAC.
Cost of Services, as a percentage of revenue, in International BPO remained relatively constant as compared to the prior year. In absolute dollars, Cost of Services increased due to the implementation of new client programs and the expansion of existing client programs.
Cost of Services for Database Marketing and Consulting decreased from the prior year in absolute dollars primarily due to a decrease in revenue and our efforts to reduce costs.
Selling, General and Administrative
On a consolidated basis, the increase in Selling, General and Administrative expenses of $8.4 million is related to stock option expense, increased incentive compensation related to the increase in earnings, and the acquisition of DAC.
Selling, General and Administrative expenses for North American BPO increased in absolute dollars due to increased salaries and related benefits resulting principally from the Company’s expenditures in an eLearning strategy, compensation expense related to share-based payments (see Note 4 to the Condensed Consolidated Financial Statements), increased incentive compensation, and the acquisition of DAC.
Selling, General and Administrative expenses for International BPO increased in absolute dollars due primarily to increased technology-related expenses and the recording of compensation expense related to share-based payments (see Note 4 to the Condensed Consolidated Financial Statements).
The decrease in Selling, General and Administrative expenses for Database Consulting and Marketing was primarily due to our efforts to reduce costs and a lower allocation of corporate-level operating expenses as discussed above.

Depreciation and Amortization
In absolute dollars, Depreciation and Amortization in our North American BPO and International BPO segments decreased between periods due primarily to the closure of certain facilities. Depreciation and Amortization in our Database Marketing and Consulting segment decreased compared to the prior year primarily due to assets reaching the end of their depreciable lives.
Restructuring Charges, Net and Impairment Losses
Restructuring Charges, Net for the nine months ended September 30, 2006 of $1.5 million includes approximately (i) $0.7 million for the fair value of the liability for lease payments for a portion of a CMC that the Company ceased to use in the International BPO segment, and (ii) $1.0 million in severance costs, less (iii) a $0.2 million reversal of unused prior-period balances.
Restructuring Charges, Net for the nine months ended September 30, 2005 of $1.5 million related to termination benefits for administrative employees.
Impairment Losses for the nine months ended September 30, 2006 of $0.5 million includes approximately (i) $0.3 million to reduce the net book value of long-lived assets in New Zealand and Malaysia to their then estimated fair value and (ii) $0.2 million for the difference between assumed values to be received for assets in closed CMCs versus actual value received.
Impairment Losses for the three months and nine months ended September 30, 2005 of $2.5 million were to reduce the net book value of long-lived assets in our Glasgow, Scotland facility to their then estimated fair value.
Other Income (Expense)
During the nine months ended September 30, 2006, Interest Expense increased by $2.6 million due to increased borrowings compared to the prior year and the acquisition of DAC. Interest Income decreased by $1.1 million due to less cash investment balances during the quarter.
Income Taxes
The effective tax rate, after minority interest, for the nine months ended September 30, 2006 was 20.6%. Excluding the $5.2 million change to the deferred tax valuation allowance accounted for in the second quarter of 2006, the Company’s effective tax rate for the nine months ended September 30, 2006 was 34.2%. The effective tax rate, after minority interest, for the nine months ended September 30, 2005 was 15.1%. Excluding the $9.9 million reversal of the U.S. deferred tax valuation allowance and $3.9 million in taxes associated with our Dividend Repatriation Plan completed and accounted for in the third quarter of 2005, the effective tax rate would have been 43.3%. We expect our effective tax rate for the year ending December 31, 2006 will be approximately 30% to 35%, excluding the $5.2 million reversal of a portion of the deferred tax valuation allowance in the second quarter of 2006.
Liquidity and Capital Resources
Our primary sources of liquidity during the nine months ended September 30, 2006 were existing cash balances, cash generated from operating activities, and borrowings under our revolving line of credit. We expect that our future working capital, capital expenditures, and debt service requirements will be satisfied primarily from existing cash balances and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent upon, among other things, our ability to (i) sell new business, (ii) expand existing client relationships, and (iii) efficiently manage our operating costs.
The amount of capital required in 2006 will also depend on our level of investment in infrastructure necessary to build new CMCs and maintain and upgrade existing CMCs. We currently expect that capital expenditures in 2006 will be higher than our 2005 capital expenditures resulting from our plans to expand our capacity in select markets with the addition of an estimated 2,500 workstations in Argentina, Canada, Mexico, and the Philippines.
The following discussion highlights our cash flow activities during the nine months ended September 30, 2006.

Cash and Cash Equivalents
We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. Our Cash and Cash Equivalents totaled $55.2 million as of September 30, 2006 compared to $32.5 million as of December 31, 2005.
Cash Flows From Operating Activities
We reinvest the cash flows from operating activities in our business or in purchases of treasury stock. For the nine months ended September 30, 2006 and 2005, we reported net cash flows provided by operating activities of $72.6 million and $52.7 million, respectively. The increase for the nine months ended September 30, 2006 compared to the same period in 2005 is due primarily to higher net income and the recognition of a deferred tax benefit associated with changes in our deferred tax valuation allowance in the prior period.
Cash Flows From Investing Activities
We reinvest cash in our business primarily to grow our client base, expand our infrastructure, and complete select acquisitions. For the nine months ended September 30, 2006 and 2005, we reported net cash flows used in investing activities of $99.2 million and $29.2 million, respectively. The increase from 2005 to 2006 is due primarily to the expansion of CMCs in certain markets and the completion of the DAC acquisition in the second quarter of 2006.
Cash Flows from Financing Activities
For the nine months ended September 30, 2006 and 2005, we reported net cash flows provided by (used in) financing activities of $47.7 million and $(43.5) million, respectively. The change from 2005 to 2006 principally resulted from increased utilization of our Credit Facility, principally to finance the acquisition of DAC, offset by less repurchases of treasury stock compared to the prior year.
Free Cash Flow and EBITDA
Free Cash Flow (see “Presentation of Non-GAAP Measurements” for the definition of Free Cash Flow) was $26.0 million and $6.8 million for the three months ended September 30, 2006 and 2005, respectively, and $21.4 million and $26.0 million for the nine months ended September 30, 2006 and 2005, respectively. EBITDA (see “Presentation of Non-GAAP Measurements” for the definition of EBITDA), was $33.9 million and $24.6 million for the three months ended September 30, 2006 and 2005, respectively, and $78.1 million and $61.4 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in EBITDA for the three months and nine months ended September 30, 2006, is primarily due to an increase in net income compared to the prior year periods.
Obligations and Future Capital Requirements
Future maturities of our outstanding debt and contractual obligations are summarized as follows (amounts in thousands):

				More
	Less than 1			than 5
	year	2-3 years	4-5 years	years	Total
Line of credit[1]	$—	$—	$77,750	$—	$77,750
Capital lease obligations[1]	202	227	227	226	882
Grant advances[1]	—	—	—	7,163	7,163
Purchase obligations[2]	18,003	10,239	6,613	785	35,640
Operating lease commitments[2]	25,087	39,448	26,348	36,847	127,730

Total	$43,292	$49,914	$110,938	$45,021	$249,165

[1]	Reflected in the accompanying Condensed Consolidated Balance Sheets

[2]	Not reflected in the accompanying Condensed Consolidated Balance Sheets

Purchase Obligations
Occasionally, we contract with certain of our communication clients (which represent approximately one-third of our annual Revenue) to provide us with telecommunication services. We believe these contracts are negotiated on an arms-length basis and may be negotiated at different times and with different legal entities.
Future Capital Requirements
We expect total capital expenditures in 2006 to be approximately $65 million, including capital expenditures for DAC. Expected capital expenditures in 2006 are related to the opening and/or expansion of CMCs as described above, which represents approximately 70% of expected capital expenditures, and maintenance capital for existing assets and internal technology projects, which represents the remaining 30%. The anticipated level of 2006 capital expenditures is primarily dependent upon new client contracts and the corresponding requirements for additional CMC capacity and enhancements to our technological infrastructure.
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
Client Concentration
Our five largest clients accounted for 40% and 47% of our revenue for the three months ended September 30, 2006 and 2005, respectively. The five largest clients accounted for 43% and 49% of our revenue for the nine months ended September 30, 2006 and 2005, respectively. In addition, these five clients accounted for an even greater proportional share of our consolidated earnings. The profitability of services provided to these clients varies greatly based upon the specific contract terms with any particular client. In addition, clients may adjust business volumes served by us based on their business requirements. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, this risk is mitigated, in part, by the service level disruptions that would arise for our clients.
The contracts with our five largest clients expire between 2007 and 2011. Additionally, a particular client can have multiple contracts with different expiration dates. We have historically renewed most of our contracts with our largest clients. However, there is no assurance that future contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts.
Based upon recent discussions, Client B (see Note 5 to the Condensed Consolidated Financial Statements) plans to utilize its internal offshore centers to perform a portion of the BPO work that we previously performed on their behalf from a North American CMC. The North American CMC that previously served Client B, and the corresponding Customer Service Representatives, have been assigned to new client engagements. This information was considered in developing our Business Outlook below.
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

We believe our fourth quarter 2006 EBITDA margin will approximate 11% to 12% and our operating margin will approximate 7% to 8% excluding unusual charges, if any.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our consolidated financial position, consolidated results of operations, or consolidated cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in U.S. interest rates, LIBOR, and foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to our normal operating and funding activities. As of September 30, 2006, we had entered into financial hedge instruments with several financial institutions to manage and reduce the impact of changes, principally the U.S./Canadian dollar exchange rates.
Interest Rate Risk
The interest rate on our Credit Facility is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of September 30, 2006, there was a $77.8 million outstanding balance under the Credit Facility. If the Prime Rate increased 100 basis points, there would not be a material impact to the Company.
Foreign Currency Risk
We have operations in Argentina, Australia, Brazil, Canada, China, Germany, India, Malaysia, Mexico, New Zealand, the Philippines, Singapore, Spain, the United Kingdom, and Venezuela. The expenses from these operations, and in some cases the revenue, are denominated in local currency, thereby creating exposures to changes in exchange rates. As a result, we may experience substantial foreign currency translation gains or losses due to the volatility of other currencies compared to the U.S. dollar, which may positively or negatively affect our revenue and net income attributed to these subsidiaries. For the three months ended September 30, 2006 and 2005, revenue from non-U.S. countries represented 64% and 57% of consolidated revenue, respectively. For the nine months ended September 30, 2006 and 2005, revenue from non-U.S. countries represented 64% and 58% of consolidated revenue, respectively.
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
The majority of this exposure is related to work performed from CMCs located in Canada. During the three months ended September 30, 2006 and 2005, the Canadian dollar weakened against the U.S. dollar by 0.3% and strengthened against the U.S. dollar by 5.3%, respectively. During the nine months ended September 30, 2006 and 2005, the Canadian dollar strengthened against the U.S. dollar by 4.3% and 3.7%, respectively. We have contracted with several financial institutions on behalf of our Canadian subsidiary to acquire a total of $178.1 million Canadian dollars through June 2010 at a fixed price in U.S. dollars of $159.5 million.
As of September 30, 2006, we had total derivative assets and liabilities associated with foreign exchange contracts of $4.1 million and $1.4 million, respectively, of which Canadian dollar derivative assets and liabilities represented $2.7 million and $1.4 million, respectively. 100% of the asset value and none of the liability balance settle within the next twelve months. If the U.S./Canadian dollar exchange rate were to increase or decrease 10% from period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding gains or losses in the underlying exposures.

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
Fair Value of Debt and Equity Securities
We did not have any investments in debt or equity securities as of September 30, 2006.
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
Based on their evaluation as of September 30, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Our financial results may be adversely affected if we are unsuccessful in launching new client programs. As previously announced, we were recently awarded new business with new and existing clients. As a result, we are expanding our capacity in select markets with the addition of an estimated 2,500 workstations in Argentina, Canada, Mexico, and the Philippines. We may have difficulties finding cost effective locations; obtaining favorable lease terms; building or retrofitting facilities in a timely and economic manner; launching new or expanded client programs; and successfully managing the associated internal allocation of personnel and resources. This could cause a decline in or delay in recognition of revenues and an increase in costs, either of which could adversely affect our operating results. In the event we do not successfully expand our capacity or launch the new or expanded client programs, we may be unable to achieve the revenue and profitability expectations outlined in the Business Outlook section.
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
Our financial results may be adversely impacted by our Database Marketing and Consulting segment. Prior to 2005, our Database Marketing and Consulting segment historically experienced high levels of profitability. During 2005 and the nine months ended September 30, 2006, this segment reported an operating loss. We are taking steps to return this segment to profitability. There can be no assurance that we will be successful in executing our plans to return this segment to prior levels of profitability. In the event we are not successful in executing our plans, all or a portion of this segment’s recorded goodwill of $13.4 million would be impaired, with a corresponding adverse impact on our financial results in the period of impairment. Our current sensitivity testing of the fair value of this segment is such that it would not take a material change to the forecasted results used for estimating the fair value of this segment for an impairment to arise and, accordingly, our success at implementing our plans, as discussed above, during the remainder of 2006 will determine whether our assumptions used for evaluating the fair market value of this segment were sufficient. We plan to evaluate this matter again for the quarter ended December 31, 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In November 2001, the Board of Directors (“Board”) authorized a stock repurchase program to repurchase up to $5 million of our common stock. That plan was subsequently amended by the Board resulting in the authorized repurchase amount increasing to $165 million. During the three months ended September 30, 2006, we purchased 0.3 million shares for $4.0 million. During the nine months ended September 30, 2006, we purchased 1.2 million shares for $14.6 million. From inception of the program through September 30, 2006, we have purchased 13.1 million shares for $113.7 million, leaving $51.3 million remaining under the repurchase program as of September 30, 2006. The program does not have an expiration date.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that May
			Part of Publicly	Yet Be
	Total Number		Announced	Purchased
	of Shares	Average	Plans or	Under the Plans
	Purchased	Price Paid	Programs	or Programs
Period	(000’s)	per Share	(000’s)	(000’s)
July 1, 2006 — July 31, 2006	45,000	$11.52	45,000	$54,723
August 1, 2006 — August 31, 2006	52,000	$13.04	52,000	$54,045
Sept. 1, 2006 — Sept. 30, 2006	184,400	$15.06	184,400	$51,268

Total	281,400	$14.12	281,400

Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
Item 5. OTHER INFORMATION
None

Item 6. EXHIBITS

Exhibit No.	Exhibit Description
10.42	Amended and Restated Credit Agreement among TeleTech Holdings, Inc., as borrower, The Lenders named herein, as Lenders, and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of September 28, 2006.

10.43	First Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc., as borrower, The Lenders named herein, as Lenders, and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of October 24, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC. (Registrant)
Date: October 25, 2006	By:	/s/ KENNETH D. TUCHMAN
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: October 25, 2006	By:	/s/ JOHN R. TROKA
John R. Troka
Vice President and Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.42	Amended and Restated Credit Agreement among TeleTech Holdings, Inc., as borrower, The Lenders named herein, as Lenders, and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of September 28, 2006.

10.43	First Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc., as borrower, The Lenders named herein, as Lenders, and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of October 24, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)