Form 10-K
period 2006-12-31
TELETECH HOLDINGS INC
filed 2007-02-07
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Common Stock, $0.01 par value per share
(Title of Class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑          Accelerated filer ☐           Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, there were 68,824,244 shares of the registrant’s common stock outstanding. The aggregate market value of the registrant’s voting and non-voting common stock that was held by non-affiliates on such date was $381,931,678 based on the closing sale price of the registrant’s common stock on such date as reported on the NASDAQ National Market.

As of February 1, 2007, there were 70,137,732 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of TeleTech Holdings, Inc.’s definitive proxy statement for its annual meeting of stockholders to be held on May 24, 2007, are incorporated by reference into Part III of this Form 10-K, as indicated.

PART I

This Form 10-K and the documents incorporated by reference herein contain “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations and projections. Statements that are not historical facts, including those about the beliefs and expectations of TeleTech Holdings, Inc., are forward-looking statements. These statements discuss potential risks and uncertainties and, therefore, actual results may differ materially. We have set forth, in Item 1A which covers Risk Factors and Item 7 which covers Management’s Discussion and Analysis of Financial Condition and Results of Operations, a detailed discussion of risks and uncertainties relating to our business. We caution investors not to place undue reliance on these forward-looking statements, as they are current as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events, or otherwise, except as required by law.

In various places throughout this Form 10-K we use certain non-GAAP (accounting principles generally accepted in the United States (“U.S.”) (“GAAP”)) financial measures when describing our performance. We believe such non-GAAP financial measures are informative to the users of our financial information. We discuss non-GAAP financial measures in Item 7 of this Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Presentation of Non-GAAP Measurements.”

ITEM 1.  BUSINESS

Our Business

Our 25-year history has enabled us to become one of the largest global providers of onshore, offshore and work-from-home business process outsourcing (BPO) services with a customer management focus. We help Global 1000 companies enhance their strategic capabilities, improve quality and lower costs by designing, implementing and managing their critical front and back office processes. We provide a 24 x 7, 365 day fully integrated global solution that spans people, process, proprietary technology and infrastructure for clients and governments in the automotive, broadband, cable, financial services, healthcare, logistics, media and entertainment, retail, satellite, technology, travel, wireline and wireless industries. Our 47,000 employees provide services from 33,600 workstations across 88 Delivery Centers in 17 countries. We have approximately 135 global clients, many of who are in the Global 1000. The Global 1000 is a ranking of the world’s largest companies based on market capitalization. We perform services for many of our clients’ subsidiaries and support approximately 300 unique BPO programs.

We believe BPO is a key enabler of improved business performance as measured by a company’s ability to consistently outperform peers through business and economic cycles. We believe the benefits of BPO include renewed focus on core capabilities, faster time-to-market, streamlined processes, moving from a fixed to variable cost structure, access to global sourcing capabilities, and proprietary best operating practices and technology, all of which contribute to increased customer satisfaction and shareholder returns.

Industry studies indicate that companies with high customer satisfaction levels enjoy premium pricing in their industry, which we believe results in increased profitability and greater shareholder returns. Given the strong correlation between customer satisfaction and improved profitability, more and more companies are increasingly focused on selecting outsourcing partners, such as TeleTech, that can deliver strategic front and back office capabilities that improve the customer experience versus simply reducing costs.

Our Business History

We (“TeleTech,” “Management,” or “the Company”) were founded in 1982 and organized as a Delaware corporation on December 22, 1994 to continue the operations of our predecessor company. We completed an initial public offering in 1996 and since that time our revenue has grown from $183 million to $1.2 billion in 2006, which is a compounded annual growth rate (“CAGR”) of 21%.

The majority of our revenue, or 97%, comes from BPO services and is reported in our North American and International BPO segments. These services involve the transfer of our clients’ front and back office business processes to our 88 Delivery Centers or our work-from-home associates. We also manage the operations of Delivery Centers for our clients. Front office services include helping clients acquire, grow, serve and retain their customers. Back office services include: managing clients critical processes such as products or service provisioning; lead generation, fulfillment and sales support; expense, loyalty, reward and supply chain management; claims, collections, loans, payment and warranty processing; Tier 1 through 3 technical support; retirement plan administration; data analysis, intelligence and market research; network management; and workforce recruiting, training and scheduling.

Our strategy is to sell our services to clients in G-20 countries while performing an increasing amount of the work in emerging markets where there is a growing pool of high quality, lower cost labor with strong multilingual skills. The G-20 represents 19 of the world’s largest economies, together with the European Union.

Of the 17 countries we operate in, seven provide services, partially or entirely, for offshore clients including Argentina, Brazil, Canada, India, Malaysia, Mexico and the Philippines. The total workstations in these countries are 18,700, or 56% of our total delivery capacity. Many of our clients choose a blended strategy whereby they offshore work with us in four to five locations as well as utilize our work-from-home offering. We believe our ability to offer one of the most geographically diverse offshore footprints reduces clients’ operational and delivery risk in the event of a service interruption due to environmental or political risks, in any of these locations.

Our offshore revenue is the fastest growing part of our business. In 2006, our offshore revenue grew 39% to $400 million and represented 33% of our total revenue. We believe this makes us one of the largest and most geographically diverse providers of BPO services. We are currently expanding into two new emerging markets and plan to selectively increase the number of offshore markets we operate in over time.

The other 10 countries in which we operate provide services for onshore clients including the U.S., Australia, China, England, Germany, New Zealand, Northern Ireland, Scotland, Singapore and Spain. A key part of our future strategy is to perform more services for these clients in offshore locations.

Historical Performance

As summarized below, following our initial public offering in 1996 we experienced double-digit revenue growth through 2000, undertook a business transformation strategy in late 2001 and began realizing the benefits of this transformation in 2004 and going forward.

From 1996 to 2000, our revenue grew at a CAGR of 48% from $183 million to $885 million, while diluted earnings per share grew at a CAGR of 54% from $0.15 to $0.85. Our growth during this period was primarily organic and attributable to strong demand for our services from both new and existing clients across an expanding array of industry verticals. Beginning in 1997, we were one of the first companies to provide BPO services to U.S. clients from Delivery Centers in Argentina, Canada and Mexico.

While revenue growth continued at a CAGR of 7% from $885 million in 2000 to $1.0 billion in 2002, we experienced net losses in 2001 which continued through 2003. This was due primarily to the global economic downturn, the dot-com bubble, the September 11, 2001 attacks and the business transformation we undertook to further strengthen TeleTech’s industry position and future competitiveness. The business transformation redefined our delivery model, reduced our cost structure and improved our competitive and financial position by:

•	Migrating from a decentralized holding company to a centralized operating company to enhance financial and operating disciplines;

•	Centralizing our technology infrastructure and migrating to a 100% IP-based delivery platform;

•	Standardizing our global operational processes and applications;

•	Automating and virtualizing our human capital needs primarily around talent acquisition, training and performance optimization;

•	Rationalizing certain underperforming operations and reducing our selling, general and administrative expenses;

•	Rationalizing or improving pricing or performance on certain underperforming client programs;

•	Investing in sales and client account management;

•	Investing in innovative new solutions to diversify revenue into higher margin offerings, including professional services, learning services and hosted service offerings which is offered as TeleTech OnDemandtm and that we refer to as “OnDemand”;

•	Expanding delivery capabilities with expanded onshore, near-shore, offshore and work-from-home solutions;

•	Reducing long-term debt by nearly $120 million from 2003 to 2004 with existing cash balances and borrowings under our revolving credit facility; and

•	Approving and executing a stock repurchase program.

As a result of the above business transformation, we returned to profitability in 2004. From 2005 to 2006, our year-over-year revenue grew 11.5% from $1.1 billion to $1.2 billion and diluted earnings per share grew 92% from $0.38 to $0.73. Our 2006 operating margin more than doubled from 2.9% in 2005 to 6.0% in 2006 and we ended the fourth quarter of 2006 with an operating margin of 8.6% and a return on invested capital (“ROIC”) of 21%. ROIC is defined as earnings before interest and taxes (“EBIT”) divided by average shareholders’ equity.

As of December 31, 2006, we had $60.5 million in cash and cash equivalents and a debt to equity ratio of 20%. We generated $29.2 million in free cash flow during 2006 and our cash flows from operations and borrowings under our revolving credit facility have enabled us to fund $66 million in capital expenditures. Approximately 70% of our capital expenditures were related to growth primarily in offshore markets with the remaining 30% used for the maintenance of our embedded infrastructure.

Our improved financial performance resulted from strong growth both with new and existing clients across an expanding array of industry verticals, a 39% growth rate in offshore revenue and our achievement of $90 million in cost improvements from mid-2003 through 2006.

On June 30, 2006, we acquired Direct Alliance Corporation (“DAC”), a provider of e-commerce, professional sales and account management solutions to Fortune 500 companies that sell into and maintains long-standing relationships with small and medium businesses. We acquired DAC for $46.4 million in cash and used borrowings under our revolving credit facility to finance the acquisition. DAC’s annual revenues are approximately $68 million and they contributed $34.1 million in revenue to our consolidated results during the last six months of 2006. The acquisition was slightly accretive to our earnings during that period.

Since announcing our stock repurchase program in late 2001, the Board of Directors approved $165 million of share repurchases. Since inception of the plan through December 31, 2006, we repurchased 13.2 million shares of common stock, or approximately 18% of our shares outstanding during that period, for $115.7 million, leaving a remaining balance of $49.3 million for future share repurchases.

Our Future Growth Goals and Strategy

Our financial goals for 2007 are to reach a revenue run-rate of $1.5 billion, an operating margin of 10% and an earnings before interest, taxes, depreciation and amortization (“EBITDA”) margin of 15% by the fourth quarter of 2007. We plan to achieve this by:

•	Capitalizing on the favorable trends in the global outsourcing environment which include more companies:

-	Adopting or increasing BPO services;

-	Consolidating outsourcing providers with those that have a solid financial position, the capital resources to sustain a long-term relationship and that can provide globally diverse delivery capabilities across a broad range of solutions;

-	Modifying their approach to outsourcing based on total value delivered versus the lowest priced provider; and

-	Increasing their desire to better integrate front and back office processes.

•	Deepening and broadening relationships with existing clients;

•	Winning business with new clients and focusing on targeted high growth industry verticals;

•	Continuing to diversify revenue into higher margin offerings such as professional services, talent acquisition, learning services and OnDemand;

•	Increasing capacity utilization during peak and non-peak hours;

•	Scaling our work-from-home initiative to increase operational flexibility; and

•	Completing select acquisitions that extend our core BPO capabilities or vertical expertise.

Our Market Opportunity

The global BPO industry is large and growing. Based on industry reports, we estimate the total market opportunity for BPO services is more than $5 trillion.

The global BPO industry is large and growing. According to the International Data Corporation, the global BPO market was $385 billion in 2005 and is projected to grow to $618 billion in 2010, representing a 10% CAGR.

Our Business Description

We help Global 1000 clients improve front and back office business processes while increasing customer satisfaction. We manage our clients’ outsourcing needs with the primary goal of delivering a high-quality customer experience while also reducing their total delivery costs.

Our solutions provide access to skilled people in 17 countries using standardized operating processes and a centralized delivery platform to:

•	Design, implement and manage industry-specific end-to-end back office processes to achieve efficient and effective global service delivery for discrete or multiple back office requirements;

•	Manage the customer lifecycle, from acquiring and on-boarding through support and retention;

•	Support field sales teams and manage sales relationships with small and medium-sized businesses;

•	Design, implement and manage e-commerce portals;

•	Provide a suite of pre-integrated OnDemand customer management applications through a monthly license subscription;

•	Offer infrastructure deployment, including the development of data and BPO Delivery Centers;

•	License tools within our human capital suite including talent acquisition, learning services and performance optimization for use in clients’ internal operations; and

•	Offer professional consulting services in each of the above areas.

Our Competitive Strengths

Entering a business services outsourcing relationship is typically a long-term strategic commitment for companies. The outsourced processes are usually complex and require a high degree of customization and integration with a client’s core operations. Accordingly, our clients tend to enter long-term contracts which provide us with a more predictable revenue stream. In addition, given the significant transition costs to exit the relationship, we have very high levels of client retention given our operational excellence and ability to meet our clients’ outsourcing objectives. As a result, our client retention in both 2005 and 2006 was 93%.

Clients select us because of our:

•	Industry reputation and our position as one of the largest industry providers with 25 years of expertise in delivering complex BPO solutions across targeted industries;

•	Ability to scale infrastructure and employees worldwide using globally deployed best practices to ensure a consistent, high-quality service;

•	Ability to optimize the performance of our workforce through proprietary hiring, training and performance optimization tools; and

•	Commitment to continued product and services innovation to further the strategic capabilities of our clients.

We believe that technological excellence, best operating practices and innovative human capital strategies that can scale globally are key elements to our continued industry leadership as described more fully below.

Technological Excellence

Over the past five years, we have measurably transformed our technology platform by moving to a secure, private 100% internet protocol (“IP”) based infrastructure. This transformation has enabled us to centralize and standardize our worldwide delivery capabilities resulting in improved quality of delivery for our clients along with lower capital and information technology (“IT”) operating costs.

The foundation of this platform is our six IP hosting centers known as TeleTech GigaPOPs®, which are located on four continents. These centers provide a fully integrated suite of voice and data routing, work force management, quality monitoring, storage and business analytic capabilities. This enables ‘anywhere to anywhere,’ real-time processing of our clients’ business needs from any location around the globe and is the foundation for new, innovative offerings including OnDemand, TeleTech@Home and our suite of human capital solutions. This hub and spoke model enables us to provide our services at the lowest cost while increasing scalability, reliability, redundancy, asset utilization and the diversity of our service offerings.

Prior to this technology transformation, each of our Delivery Centers had a significant investment in disparate hardware and software maintained by on-site IT staff, which was costly to operate and maintain and did not provide the level of reliability or failover we now provide.

To ensure high end-to-end security and reliability of this critical infrastructure, we monitor and manage the TeleTech GigaPOPs 24 x 7, 365 days per year from several strategically located state-of-the-art Global Command Centers.

Our technology innovations have resulted in the filing of more than a dozen intellectual property patents.

Globally Deployed Best Operating Practices

Globally deployed best operating practices assure that we can deliver a consistent, scalable, high-quality experience to our clients’ customers from any of our 88 Delivery Centers or work-from-home associates around the world. Standardized processes include our approach to attracting, screening, hiring, training, scheduling, evaluating, coaching and maximizing associate performance to meet our clients’ needs. We provide real-time reporting on performance across the globe to ensure consistency of delivery. In addition, this information provides valuable insight into what is driving customer inquiries enabling us to proactively recommend process changes to our clients to optimize their customer’s experience.

Innovative Human Capital Strategies

To effectively manage and leverage our human capital requirements we have developed a proprietary suite of business processes, software tools and client engagement guidelines that work together to improve performance for our clients while enabling us to reduce time to hire, decrease attrition and improve time-to-service and quality of performance.

The three primary components of our human capital platform — Talent Acquisition, Learning Services and Performance Optimization — combine to form a powerful and flexible management system to streamline and standardize operations across our global Delivery Centers. These three components work to allow us to make better hires, improve training quality and provide real-time feedback and incentives for performance.

Several of our clients have expressed interest in licensing all or parts of the above components and over time this will be an additional opportunity for us to diversify our revenue into higher margin offerings.

Innovative New Revenue Opportunities

We continue to develop other new innovative services that leverage our investment in a centralized and standardized delivery platform to meet our clients’ needs and we believe that these solutions will represent a growing percentage of our future revenue.

OnDemand

OnDemand delivers a fully-integrated suite of best-in-class customer management applications on a hosted (software as a service) basis, providing streamlined delivery center technology, knowledge and services. This allows our clients to empower their associates with the same technology and best practices we use internally, on a monthly subscription license model. With OnDemand, there is no need for our clients to license software, purchase on-premise hardware, or staff up to provide ongoing technology support.

Our OnDemand solutions are easy to implement and scale seamlessly to support business growth, encompassing the full breadth of customer management and BPO operations including: Interaction Routing, Self-Service, Employee Desktop Management, Business Intelligence and Performance Management. Because they are based on our rigorous first-hand use, our hosted services are proven, reliable, scalable and continually refined and expanded.

TeleTech@Home

Our dispersed workforce solution enables employees to work out of their home while accessing the same proprietary training, workflow, reporting and quality tools as our Delivery Center associates. TeleTech@Home associates are TeleTech employees — not independent contractors — providing a strong cultural fit, seamless workforce control and high levels of job satisfaction. Our TeleTech@Home solution utilizes our highly scalable and centralized technical architecture and enables secure access, monitoring and reporting for our Global 1000 clients.

Features of the new TeleTech@Home offering include:

•	Outstanding quality, low churn, high call resolution and superior sales and customer care performance;

•	Greater flexibility and scalability through the benefit of dispersed geography and proven processes;

•	Ability to reach a new and talented employee pool that includes licensed and certified professionals in a variety of industries with multiple years of experience; and

•	Access to a unique and flexible employee population that includes stay-at-home parents, workers with physical challenges that make office commuting undesirable, rural workers and workers in highly technical urban centers.

Clients

Our client concentration has decreased as we continue to grow, and in 2006 we had one client that represented more than 10% of total revenue. Sprint Nextel (we contract with IBM, who contracts with Sprint Nextel) represented 16% of total revenue in 2006. Our top five and 10 clients represented 42% and 61% of total revenue, respectively.

Certain of our communications clients, which represent approximately 30% of our total annual revenue, also provide us with telecommunication services. We believe each of these supplier contracts is negotiated on an arms-length basis and may be negotiated at different times and with different legal entities. Expenditures under these supplier contracts represent less than one percent of total costs.

Competition

We compete primarily with the in-house business processing operations of our current and potential clients. We also compete with certain companies that provide BPO services including: Accenture; Convergys Corporation; Computer Sciences Corporation; EDS; ExlService Holdings; IBM; People Support; SR.Teleperformance; Sykes Enterprises Incorporated and WNS Limited among others. We work with Accenture; Computer Sciences Corporation and IBM on a sub-contract basis and approximately 20% of our total revenue is generated from these system integrator relationships.

We compete primarily on the basis of our 25 years of experience, our global locations, our quality and scope of services, our speed and flexibility of implementation, our technological expertise, and our price and contractual terms. A number of competitors may have different capabilities and resources than ours. Additionally, niche providers or new entrants could capture a segment of the market by developing new systems or services that could impact our market potential.

Seasonality

Historically, we experience a seasonal revenue lift in the fourth quarter related to higher volumes from clients primarily in the healthcare, package delivery and retail industry as they have seasonality in their business. Also, our operating margins in the first quarter are typically lower due to higher payroll-related taxes with our global workforce.

As discussed below, we earned a significant amount of revenue during the third and fourth quarters of 2005 from a short-term U.S. Government program to provide disaster relief services related to hurricanes in the U.S.

Database Marketing and Consulting Segment

This segment represents 3% of total revenue and provides outsourced database and marketing services for automotive dealerships and manufacturers to generate and qualify leads, schedule, remind and follow up on customer service appointments. Other services include email campaign management, event marketing, Internet-based appointment setting, lead qualification and related customer acquisition and retention services utilizing email, direct mail and phone based services.

Markets and Clients

This segment provides services to automotive dealers and manufacturers in the U.S. and Canada and has contracts with approximately 2,400 automobile dealers representing 27 different automotive brand names. Additionally, they provide services directly to automobile manufacturers primarily related to national sales and service promotions.

Competition

This segment competes with a variety of companies, including large national or multi-national companies and smaller regional or local companies. In addition, this segment competes with the in-house database marketing and consulting services of our automotive dealership clients.

Employees

As of December 31, 2006, TeleTech had approximately 47,000 employees in 17 countries. Approximately 83% of these employees held full-time positions and 76% were located outside of the U.S. Our employees in Spain are subject to a collective bargaining agreement mandated under national labor laws, which expired on December 31, 2006. A new collective bargaining agreement is currently being negotiated. The collective bargaining agreement in Spain covers approximately 3,300 employees. We have not experienced any significant work stoppages with our ongoing business. We believe that our relations with our employees and unions are satisfactory.

Patents and Trademarks

Our trademarks include, among others, TELETECH®, the TELETECH GLOBE Design, TELETECH GIGAPOP®, HIREPOINT®, EXPERT IN-SITE®, TELETECH GLOBAL VENTURES®, TOTAL DELIVERED VALUE® and YOUR CUSTOMER MANAGEMENT PARTNER®. We believe that several of our trademarks are of material importance. None of the material trademarks are of limited duration and we believe our intellectual property is adequately protected in customary fashion under applicable law. We have applied for, and will continue to apply for, in the U.S. and foreign countries, patents to protect the inventions and technologies developed by or for us. Fourteen provisional and utility patent applications for Company inventions (processes and technologies) are currently pending before the U.S. Patent and Trademark Office, with several more in progress and international filing rights reserved. While we currently utilize these processes and technologies in the conduct of our business, we do not believe our competitiveness and market share are dependent on the ultimate disposition of our patent applications.

Our Corporate Information

Our principal executive offices are located at 9197 South Peoria Street, Englewood, Colorado 80112 and the telephone number at that address is (303) 397-8100. Electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current Reports on Form 8-K are available free of charge by visiting the “Investors” section of our website at http://www.teletech.com. These reports are posted as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). In addition, we will provide electronic or paper copies of our SEC filings, free of charge, upon request.

ITEM 1A.  RISK FACTORS

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

Forward-looking information may prove to be inaccurate. Some of the information presented in this Annual Report on Form 10-K constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements that include terms such as “may,” “will,” “intend,” “anticipate,” “estimate,” “expect,” “continue,” “believe,” “plan,” or the like, as well as all statements that are not historical facts. Forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from current expectations. Although we believe our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from expectations. Factors that could cause actual results to differ from expectations or have a material adverse effect upon our business are as follows.

Our Revenues are Generated from a Limited Number of Clients

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

Our Business May be Affected by the Success of Our Clients

In substantially all of our client programs, we generate revenue based, in large part, on the amount of time our associates devote to our clients’ customers. Consequently, the amount of revenue generated from any particular client program is dependent upon consumers’ interest in and use of our client’s products and/or services. There can be no assurance that our clients will continue to market products and services or develop new products and services that require them to use our services.

Our Financial Results May be Adversely Impacted by the Global Economy

Our ability to enter into new multi-year contracts with large clients may be impacted by the general macroeconomic environment in which our clients and their customers operate. Weakening economic conditions, both global and local in nature, could result in increased sales cycles, delays in finalizing new business opportunities and slower growth and reduced revenue from existing contracts. An economic downturn could negatively impact the financial condition of our clients, thereby increasing our risk of not receiving payment for services. There can be no assurance that weakening economic conditions or acts of terrorism throughout the world will not adversely impact our results of operations and/or financial position.

Our Business is Subject to Federal, State and International Regulations

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

Our Success is Subject to the Terms of Our Contracts

Most of our contracts do not ensure that we will generate a minimum level of revenue and the profitability of each client program may fluctuate, sometimes significantly, throughout the various stages of a program. Our objective is to sign multi-year contracts with our clients. However, our contracts generally enable the clients to terminate the contract or reduce customer interaction volumes. Our larger contracts generally require the client to pay a contractually agreed amount in the event of early termination. Additionally, certain contracts have performance-related bonus and/or penalty provisions, whereby the client may pay us a bonus or we may have to issue a credit based upon our ability to meet agreed upon performance metrics. There can be no assurance that we will be able to collect early termination fees, avoid performance penalties, or earn performance bonuses.

Our Business May be Affected by Our Ability to Obtain Financing

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

Our Business May be Affected by Risks Associated with International Operations and Expansion

An important component of our growth strategy is continued international expansion. There are certain risks inherent with conducting international business including, but not limited to, management of personnel overseas, longer payment cycles, difficulties in accounts receivable collections, difficulties in complying with foreign laws, unexpected changes in regulatory requirements, political and social instability and potentially adverse tax consequences. Any one or more of these or other factors could have a material adverse effect on our international operations and, consequently, on our business, results of operations, or financial condition. There can be no assurance that we will be able to manage our international operations successfully.

Our Financial Results May be Impacted by Our Ability to Find New Locations

Our future success will be dependent upon being able to find cost effective locations in which to operate, both domestically and internationally. There is no assurance that we will be able to find cost effective locations, obtain favorable lease terms and build or retrofit facilities in a timely or economic manner.

Our Financial Results May be Adversely Affected by Increases in Business Costs

Some of our larger contracts allow us to increase our service fees if and to the extent certain cost or price indices increase. The majority of our expenses are payroll and payroll-related, which includes healthcare costs. Over the past several years, healthcare costs have increased at a rate much greater than that of general cost or price indices. Increases in our service fees that are based upon increases in cost or price indices may not fully compensate us for increases in labor and other costs incurred in providing services. There can be no assurance that we will be able to recover increases in our costs through increased service fees.

Our Financial Results Depend on Our Ability to Manage Capacity Utilization

Our profitability is influenced significantly by our Delivery Center capacity utilization. We attempt to maximize utilization. However, because the majority of our business is inbound from customer initiated encounters, we have significantly higher utilization during peak (weekday) periods than during off-peak (night and weekend) periods. We have experienced periods of idle capacity, particularly in our Multi-Client Delivery Centers. Historically, we experience idle peak period capacity upon opening a new Delivery Center or termination or completion of a large client program. On a quarterly basis, we assess the expected long-term capacity utilization of our Delivery Centers. We may consolidate or close under-performing Delivery Centers in order to maintain or improve targeted utilization and margins. In the event we close Delivery Centers in the future, we may be required to record restructuring or impairment charges, which could adversely impact our results of operations. There can be no assurance that we will be able to achieve or maintain optimal Delivery Center capacity utilization.

Our Business Operates in a Highly Competitive Market

The market in which we operate is fragmented and highly competitive and competition may intensify in the future. We compete with small firms offering specific applications, divisions of large entities, large independent firms and, most significantly, the in-house operations of clients or potential clients. A number of competitors may develop greater capabilities and resources than ours. Because our primary competitors are the in-house operations of existing or potential clients, our performance and growth could be adversely affected if our existing or potential clients decide to provide in-house business processing services for customer care they currently outsource, or retain or increase their in-house business processing services and product support capabilities. In addition, competitive pressures from current or future competitors also could cause our services to lose market acceptance or result in significant price erosion, which could have a material adverse effect upon our business, results of operations and financial condition. There can be no assurance that additional competitors, some with greater resources than ours, will not enter our market.

Our Future Success Requires Continued Growth

Continued future growth will depend on a number of factors, including our ability to: (i) initiate, develop and maintain new client relationships; (ii) expand existing client programs; (iii) staff and equip suitable Delivery Center facilities in a timely manner; and (iv) develop new solutions and enhance existing solutions we provide to our clients. There can be no assurance that we will be able to effectively manage expanded operations or maintain our profitability.

Our Financial Results May be Affected by Rapidly Changing Technology

Our business is highly dependent on our computer and telecommunications equipment and software capabilities. Our failure to maintain our technological capabilities or to respond effectively to technological changes could have a material adverse effect on our business, results of operations, or financial condition. Our continued growth and future profitability will be highly dependent on a number of factors, including our ability to: (i) expand our existing solutions offerings; (ii) achieve cost efficiencies in our existing Delivery Center operations; and (iii) introduce new solutions that leverage and respond to changing technological developments. Our ability to effectively market and implement software solutions developed by our Database Marketing and Consulting segment, including recoverability of capitalized costs based on estimated future cash flows, is a factor in our future success. There can be no assurance that technologies or services developed by our competitors will not render our products or services non-competitive or obsolete, that we can successfully develop and market any new services or products, that any such new services or products will be commercially successful, or that the integration of new technological capabilities will achieve their intended cost reductions.

Our Success Depends on Key Personnel

Our success will depend upon our ability to recruit, hire and retain experienced executive personnel who can successfully execute our business plans. There can be no assurance that we will be able to hire, motivate and retain highly effective executive employees on economically feasible terms who can successfully execute our business plans.

Our Business is Dependent on Our Ability to Maintain Our Workforce

Our success is largely dependent on our ability to recruit, hire, train and retain qualified employees. Our industry is labor-intensive and experiences high employee turnover. A significant increase in the employee turnover rate could increase recruiting and training costs, thereby decreasing operating effectiveness and productivity. Also, if we obtain several significant new clients or implement several new, large-scale programs, we may need to recruit, hire and train qualified personnel at an accelerated rate. We may not be able to continue to hire, train and retain sufficient qualified personnel to adequately staff new BPO service programs. In addition, certain Delivery Centers are located in geographic areas with relatively low unemployment rates, which could make it more difficult and costly to hire qualified personnel. There can be no assurance that we will be able maintain our workforce at necessary levels.

Our Success May be Affected by Our Ability to Complete and Integrate Acquisitions and Joint Ventures

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

Our Business Depends on Uninterrupted Service to Clients

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

Our Financial Results May Experience Variability

We experience quarterly variations in operating results because of a variety of factors, many of which are outside our control. In addition, we make decisions regarding staffing levels, investments and other operating expenditures based on our revenue forecasts. If our revenue is below expectations in any given quarter, our operating results for that quarter could be materially adversely affected. There can be no assurance that future quarterly or annual operating results will reflect past operating results.

Our Financial Results May be Impacted by Foreign Currency Exchange Risk

We serve an increasing number of our clients from Delivery Centers in other countries including Argentina, Brazil, Canada, India, Malaysia, Mexico and the Philippines. Contracts with these clients are typically priced in the currency of the contracting subsidiary while the costs incurred to operate these Delivery Centers are denominated in the foreign currency of the operating subsidiary, thereby representing a foreign currency exchange risk to us.

Although we enter into financial hedge instruments for certain foreign currencies, we do not hedge 100% of these risks. If the functional currency of the contracting subsidiary weakens, the operating income of the operating subsidiary Delivery Centers, once translated into the functional currency of the operating subsidiary, decreases in comparison to prior years to the extent we have not hedged 100%.

In addition, if the U.S. dollar was to materially weaken against any of the functional currencies of our subsidiaries, our financial results may be adversely impacted. While our hedging strategy effectively offsets a portion of these foreign currency changes during 2006, there can be no assurance that we will continue to successfully hedge this foreign currency exchange risk or that the U.S. dollar will not materially weaken.

Our Financial Results May be Adversely Impacted by Our Database Marketing and Consulting Segment

Prior to 2005, our Database Marketing and Consulting segment had historically experienced high levels of profitability. During 2005 and 2006, the segment reported an operating loss. We have plans to return this segment to profitability. There can be no assurance that we will be successful in executing our plans to return this segment to prior levels of profitability. We have approximately $13.4 million of goodwill recorded for this segment whose ultimate recoverability is dependent upon the profitability of this segment. Our results of operations or financial condition may be adversely impacted if we are unable to return that segment to profitability.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in Englewood, Colorado. In February 2003, we purchased our corporate headquarters building, including furniture and fixtures, for $38.3 million, which consists of approximately 264,000 square feet of office space.

As of December 31, 2006, excluding Delivery Centers we have exited, we operated 88 Delivery Centers that are classified as follows:

•	Multi-Client Center — We lease space for these centers and serve multiple clients in each facility;

•	Dedicated Center — We lease space for these centers and dedicate the entire facility to one client; and

•	Managed Center — These facilities are leased or owned by our clients and we manage these sites on behalf of our clients in accordance with facility management contracts.

As of December 31, 2006, our Delivery Centers were located in the following countries:

	Multi-Client	Managed	Dedicated	Total Number of
	Centers	Centers	Centers	Delivery Centers

Argentina	5	2	—	7
Australia	4	2	1	7
Brazil	2	3	—	5
Canada	4	1	7	12
China	1	1	—	2
England	—	1	—	1
Germany	—	1	—	1
India	2	—	—	2
Malaysia	1	—	—	1
Mexico	2	—	—	2
New Zealand	1	2	—	3
Northern Ireland	1	—	—	1
Philippines	8	—	—	8
Scotland	—	3	1	4
Singapore	1	1	—	2
Spain	5	4	—	9
United States	6	10	5	21

Total	43	31	14	88

Our Database Marketing and Consulting segment leases space for its corporate headquarters in San Diego, California.

The leases for our Delivery Centers have remaining terms ranging from approximately one to 14 years and generally contain renewal options. We believe that our existing Delivery Centers are suitable and adequate for our current operations and we have plans to build additional centers to accommodate future business.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of our fiscal year ended December 31, 2006.

ITEM 4A.  EXECUTIVE OFFICERS OF TELETECH HOLDINGS, INC.

Set forth below are the names, position and ages, as of December 31, 2006, of our executive officers:

			Date Position
Name	Position	Age	Assumed

Kenneth D. Tuchman(1)	Chairman and Chief Executive Officer	47	2001
James E. Barlett(2)	Vice Chairman	63	2001
Brian Delaney(3)	Executive Vice President of Global Service Delivery	49	2005
Kamalesh Dwivedi(4)	Executive Vice President and Chief Information Officer	51	2003
John Simon(5)	Executive Vice President of Global Human Capital	42	2001
Alan Schutzman(6)	Executive Vice President, General Counsel and Secretary	50	2006
John R. Troka, Jr.(7)	Vice President of Finance — Global Operations and Interim Chief Financial Officer	44	2006

There are no arrangements or understandings between any executive officer and another person pursuant to which such executive officer was selected as an officer.

(1)	Mr. Tuchman founded TeleTech’s predecessor company in 1982 and has served as the Chairman of the Board of Directors since TeleTech’s formation in 1994. Mr. Tuchman served as the Company’s President and Chief Executive Officer from the Company’s inception until October 1999. In March 2001, Mr. Tuchman resumed the position of Chief Executive Officer. Mr. Tuchman is also a member of the Board of Directors for the Center for Learning and Leadership.

(2)	Mr. Barlett was elected to the Board of Directors of TeleTech in February 2000 and has served as Vice Chairman of TeleTech since October 2001. Before joining TeleTech as Vice Chairman, Mr. Barlett served as the President and Chief Executive Officer of Galileo International, Inc. from 1994 to 2001, was elected Chairman in 1997 and served until 2001. Prior to joining Galileo International, Inc., Mr. Barlett served as Executive Vice President of Worldwide Operations and Systems for MasterCard International Corporation, where he was also a member of the MasterCard International Operations Committee. Previously, Mr. Barlett was Executive Vice President of Operations for NBD Bancorp, Vice Chairman of Cirrus, Inc. and a partner with Touche Ross and Co., currently known as Deloitte and Touche. Mr. Barlett also serves on the Board of Directors of Korn/Ferry International, Covansys Corporation and Celanese Corporation.

(3)	Mr. Delaney joined TeleTech as Vice President of Technology in December, 2002 and moved into the Senior Vice President, North America Operations position in January, 2004. Since October, 2005, Mr. Delaney has been operating as the Executive Vice President of Global Service Delivery. Mr. Delaney is a member of the Board of Trustees for the National 4-H Council.

(4)	Mr. Dwivedi joined TeleTech in August, 2003 as Executive Vice President and Chief Information Officer (“CIO”). Prior to joining TeleTech, Mr. Dwivedi was Vice President and CIO of ADC Telecommunications, a global manufacturer of broadband equipment to the telecom and cable industries. Prior to ADC, he was the CIO of Scientific-Atlanta, now a division of Cisco and a global manufacturer and supplier of integrated technology products in video, voice and data to telecom and cable industries.

(5)	Mr. Simon joined TeleTech in 1999 and served as TeleTech’s Associate General Counsel. In 2001 he became Senior Vice President of Global Human Capital. Mr. Simon also temporarily served as TeleTech’s interim General Counsel. Beginning in October, 2005, Mr. Simon was promoted to Executive Vice President of Global Human Capital. Prior to joining TeleTech, Mr. Simon was a partner at the New York law firm Hallenbeck, Lascell, Norris and Heller. Mr. Simon’s private law practice focused on litigating employment and commercial matters, as well as business counseling for institutional clients. Mr. Simon holds an undergraduate degree from Colorado College and a law degree from Georgetown University.

(6)	Mr. Schutzman joined TeleTech in July 2006 as Executive Vice President, General Counsel and Secretary. From September 2003 through March 2006, Mr. Schutzman was Senior Vice President, General Counsel and Secretary of Concord Camera Corp. From January 2001 until September 2001, he served as Associate General Counsel of Jacuzzi Brands, Inc. (“Jacuzzi”) and Vice President, Associate General Counsel and Assistant Secretary of Jacuzzi from September 2001 through September 2003. During the Fall 2005 Semester, Mr. Schutzman served as an Adjunct Professor of Law at the Shepard Broad Law Center, Nova Southeastern University, in Fort Lauderdale, Florida where he taught a corporate workshop on mergers and acquisitions.

(7)	Mr. Troka was named TeleTech’s Interim Chief Financial Officer in August 2006 and has served as TeleTech’s Vice President of Global Finance since joining the company in 2002. Prior to joining TeleTech, Mr. Troka was Vice President of Finance for Qwest Communications, formerly known as US West Communications.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ National Market under the symbol “TTEC.” The following table sets fourth the range of the high and low sales prices per share of the common stock for the quarters indicated as reported on the NASDAQ National Market:

	High	Low

First Quarter 2006	$13.01	$10.96
Second Quarter 2006	$13.79	$11.03
Third Quarter 2006	$15.95	$10.90
Fourth Quarter 2006	$23.97	$14.94

First Quarter 2005	$13.04	$9.08
Second Quarter 2005	$12.94	$7.34
Third Quarter 2005	$10.02	$7.67
Fourth Quarter 2005	$12.56	$9.83

As of February 1, 2007, there were 70,137,732 shares of common stock outstanding, held by stockholders of record.

We have never declared or paid any dividends on our common stock and we do not expect to do so in the foreseeable future.

Securities Authorized for Issuance Under Equity Plans

This item is discussed in Note 17 to the Consolidated Financial Statements.

Stock Repurchase Program

In November 2001, the Board of Directors (“Board”) authorized a stock repurchase program to repurchase up to $5 million of our common stock. That plan was subsequently amended by the Board resulting in the authorized repurchase amount increasing to $165 million. During the three months ended December 31, 2006, we purchased 126,900 shares for $1.9 million. During the year ended December 31, 2006, we purchased 1.3 million shares for $16.6 million. From inception of the program through December 31, 2006, we have purchased 13.2 million shares for $115.7 million, leaving $49.3 million remaining under the repurchase program as of December 31, 2006. The program does not have an expiration date.

Following is a summary of issuer purchases of equity securities for the fourth quarter of 2006:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number		as Part of Publicly	May Yet Be
	of Shares	Average	Announced Plans	Purchased Under the
	Purchased	Price Paid	or Programs	Plans or Programs
Period	(000’s)	per Share	(000’s)	(000’s)

October 1, 2006 - October 31, 2006	126,900	$15.19	126,900	$49,341
November 1, 2006 - November 30, 2006	—	$—	—	$49,341
December 1, 2006 - December 31, 2006	—	$—	—	$49,341

	126,900	$15.19	126,900	$49,341

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the related notes appearing elsewhere in this report.

	Year Ended December 31,
	2006		2005		2004		2003		2002

Statement of Operations Data
Revenue	$1,211,297		$1,086,673		$1,052,690		$1,001,128		$1,016,935
Cost of services	(885,602)		(812,174	)(8)	(774,521)		(764,687)		(769,700)
Depreciation and amortization	(51,429)		(53,317)		(59,378)		(58,596)		(57,725)
Other operating expenses	(201,421	)(12)	(189,646	)(9)	(170,323	)(6)	(160,491	)(4)	(187,511	)(1)

Income from operations	72,845		31,536		48,468		17,354		1,999
Other income (expense)	(4,459)		680	(10)	(14,263	)(7)	(11,996)		(10,163	)(2)
Provision for income taxes	(14,676	)(13)	(2,516	)(11)	(9,464)		(34,859	)(5)	(1,538)
Minority Interest	(1,868)		(1,542)		(738)		(1,003)		1,361

Income (loss) before cumulative effect of a change in accounting principle	51,842		28,158		24,003		(30,504)		(8,341)
Cumulative effect of a change in accounting principle	—		—		—		—		(11,541	)(3)

Net income (loss)	$51,842		$28,158		$24,003		$(30,504)		$(19,882)

Weighed average shares outstanding
Basic	69,184		72,121		74,751		74,206		76,383
Diluted	70,615		73,631		76,109		74,206		76,383
Net income (loss) per share
Basic	$0.75		$0.39		$0.32		$(0.41)		$(0.26)
Diluted	$0.73		$0.38		$0.32		$(0.41)		$(0.26)
Balance Sheet Data
Total assets	$658,716		$522,172		$496,795		$554,816		$539,583

Total long-term liabilities	$107,417		$61,339		$166,378		$120,370		$88,148

(1)	Includes the following items: a $32.8 million non-cash impairment loss related to property, plant and equipment in the U.S., Spain and Argentina; $6.3 million of restructuring charges related to the termination of approximately 400 employees; a $1.2 million loss on the closure of several Delivery Centers and a $1.9 million charge related to the early termination of a property lease.

(2)	Includes a $2.3 million loss related to acquiring the remaining common stock of Enhansiv Holdings, Inc. (“EHI”).

(3)	Reflects the impairment of goodwill upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”).

(4)	Includes the following items: $7.0 million charge related to the impairment of property and equipment in connection with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”); a $5.6 million charge related to a reduction in force and facility exit charges in connection with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”); and a $1.9 million benefit related to revised estimates of restructuring charges.

(5)	Includes a $30.9 million charge primarily for the write-off and impairment of deferred tax assets.

(6)	Includes the following items: $2.6 million charge related to the impairment of property and equipment in connection with SFAS 144; a $2.1 million charge related to a reduction in workforce and facility exit charges under SFAS 146; and a $1.9 million reversal of part of the sales and use tax liability.

(7)	Includes the following items: $7.6 million one-time charge related to restructuring of our long-term debt; and a $2.8 million one-time charge related to the termination of an interest rate swap agreement.

(8)	Includes a $2.0 million benefit due to revised estimates of self-insurance accruals.

(9)	Includes the following items: a $2.1 million charge related to the impairment of property and equipment in connection with SFAS 144; a $2.1 million charge related to reductions in force; a $2.0 million charge related to facility exit charges in connection with SFAS 146; a $0.6 million impairment loss related to a decision to exit a lease early and to discontinue use of certain software; a $1.0 million benefit due to revised estimates of self-insurance accrual; and a $0.5 million benefit related to revised estimates of restructuring and impairment charges.

(10)	Includes a $1.0 million benefit due to a litigation settlement.

(11)	Includes the following items: a $1.4 million benefit due to the reversal of income tax valuation allowance for Argentina; a $1.4 million benefit due to the reversal of income tax valuation allowance for Brazil; a $9.9 million benefit due to the reversal of U.S. income tax valuation allowance; and a $3.7 million charge related to the repatriation of foreign earnings under a Qualified Domestic Reinvestment Plan.

(12)	Includes the following items: a $1.1 million charge related to reductions in force; a $0.8 million charge related to facility exit costs in connection with SFAS 146; $0.6 million charge related to the impairment of property and equipment in connection with SFAS 144; and a $3.6 million benefit due to revised estimates of self-insurance accruals.

(13)	Includes the following items: a $4.5 million benefit due to the reversal of income tax valuation allowance for Spain; a $1.2 million benefit due to the reversal of income tax valuation allowance for Argentina; and a $3.3 million benefit due to the EHI loss carryforward.

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

All statements not based on historical fact are forward-looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, following are important factors that could cause our actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to the following: our belief that we are continuing to see strong demand for our services and that sales cycles are shortening; risks associated with successfully integrating DAC which we acquired on June 30, 2006 and achieving anticipated future revenue growth, profitability and synergies; estimated revenue from new, renewed and expanded client business as volumes may not materialize as forecasted or be sufficient to achieve our Business Outlook; achieving continued profit improvement in our International BPO operations; the ability to close and ramp new business opportunities that are currently being pursued or that are in the final stages with existing and/or potential clients in order to achieve our Business Outlook; our ability to execute our growth plans, including sales of new products (such as OnDemand); our ability to achieve our year-end 2007 financial goals, including those set forth in our Business Outlook; the possibility of our Database Marketing and Consulting segment not increasing revenue, lowering costs, or returning to profitability resulting in an impairment of its $13.4 million of goodwill; the possibility of lower revenue or price pressure from our clients experiencing a business downturn or merger in their business; greater than anticipated competition in the BPO services market, causing adverse pricing and more stringent contractual terms; risks associated with losing or not renewing client relationships, particularly large client agreements, or early termination of a client agreement; the risk of losing clients due to consolidation in the industries we serve; consumers’ concerns or adverse publicity regarding our clients’ products; our ability to find cost effective locations, obtain favorable lease terms and build or retrofit facilities in a timely and economic manner; risks associated with business interruption due to weather, pandemic, or terrorist-related events; risks associated with attracting and retaining cost-effective labor at our Delivery Centers; the possibility of additional asset impairments and restructuring charges; risks associated with changes in foreign currency exchange rates; economic or political changes affecting the countries in which we operate; changes in accounting policies and practices promulgated by standard setting bodies; and new legislation or government regulation that impacts the BPO and customer management industry.

Executive Overview

We serve our clients through two primary businesses, BPO and Database Marketing and Consulting. Our BPO business provides outsourced business process, customer management and marketing services for a variety of industries through Delivery Centers throughout the world and represents approximately 97% of total revenue. When we begin operations in a new country, we determine whether the country is intended to primarily serve U.S. based clients, in which case we include the country in our North American BPO segment, or if the country is intended to serve both domestic clients from that country and U.S. based clients, in which case we include the country in our International BPO segment. This is consistent with our management of the business, internal financial reporting structure and operating focus. Operations for each segment of our BPO business are conducted in the following countries:

North American BPO	International BPO

United States	Argentina
Canada	Australia
India	Brazil
Philippines	China
England
Germany
Malaysia
Mexico
New Zealand
Northern Ireland
Scotland
Singapore
Spain

On June 30, 2006, we acquired 100 percent of the outstanding common shares of DAC. DAC is a provider of outsourced direct marketing services to third parties in the U.S. and its acquisition is consistent with our strategy to grow and focus on providing outsourced marketing, sales and BPO solutions to large multinational clients. DAC is included in our North American BPO segment. The acquisition of DAC contributed approximately $34.1 million of revenue and was slightly accretive to earnings during the last six months of 2006, which were the first six months of combined operations.

Database Marketing and Consulting provides outsourced database management, direct marketing and related customer acquisition and retention services for automobile dealerships and manufacturers.

See Note 3 to the Consolidated Financial Statements for additional discussion regarding our preparation of segment information.

BPO Services

The BPO business generates revenue based primarily on the amount of time our associates devote to a client’s program. We primarily focus on large global corporations in the following industries; automotive, communications and media, financial services, healthcare, government, logistics, retail, technology and travel. Revenue is recognized as services are provided. The majority of our revenue is from multi-year contracts and we expect it will continue to be. However, we do provide certain client programs on a short-term basis.

We have historically experienced annual attrition of existing client programs of approximately 7% to 15% of our revenue. Attrition of existing client programs during 2006 was 7%, excluding the short-term contract with the U.S. Government during the third and fourth quarters of 2005. However, during 2005, we experienced net attrition of existing client programs of 3% (attrition of existing client programs was greater than the expansion of existing client programs) whereas during 2006, excluding the short-term contract with the U.S. Government, we experienced net growth of existing client programs of 11% as expansion of existing client programs exceeded attrition of existing client programs. We believe this trend is attributable to our investment in an account management and operations team focused on client service.

Our invoice terms with clients typically range from 30 to 60 days, with longer terms in Europe.

The BPO industry is highly competitive. We compete primarily with the in-house business processing operations of our current and potential clients. We also compete with certain companies that provide BPO on an outsourced basis. Our ability to sell our existing services or gain acceptance for new products or services is challenged by the competitive nature of the industry. There can be no assurance that we will be able to sell services to new clients, renew relationships with existing clients, or gain client acceptance of our new products.

We have improved our revenue and profitability in both the North American and the International BPO segments by:

•	Selling new business to existing clients;

•	Securing new clients;

•	Continuing to focus sales efforts on large, complex, Multi-Center BPO opportunities;

•	Differentiating our products and services from those of our competitors by developing and offering new solutions to clients;

•	Exploring merger and acquisition opportunities;

•	Expansion of off-shore capabilities to support client growth;

•	Increasing sales to absorb unused capacity in existing global Delivery Centers;

•	Reducing costs and continued focus on cost controls; and

•	Managing the workforce in our Delivery Centers in a cost-effective manner.

Our ability to enter into new or renew multi-year contracts, particularly large complex opportunities, is dependent upon the macroeconomic environment in general and the specific industry environments in which our clients operate. A weakening of the U.S. or the global economy could lengthen sales cycles or cause delays in closing new business opportunities.

Our potential clients typically obtain bids from multiple vendors and evaluate many factors in selecting a service provider including, among other factors, the scope of services offered, the service record of the vendor and price. We generally price our bids with a long-term view of profitability and, accordingly, we consider all of our fixed and variable costs in developing our bids. We believe that our competitors, at times, may bid business based upon a short-term view, as opposed to our longer-term view, resulting in a lower price bid. While we believe our clients’ perceptions of the value we provide results in our being successful in certain competitive bid situations, there are often situations where a potential client may prefer a lower cost.

Our industry is labor-intensive and the majority of our operating costs relate to wages, employee benefits and employment taxes. An improvement in the local or global economies where our Delivery Centers are located could lead to increased labor-related costs. In addition, our industry experiences high personnel turnover and the length of training time required to implement new programs continues to increase due to increased complexities of our clients’ businesses. This may create challenges if we obtain several significant new clients or implement several new, large-scale programs and need to recruit, hire and train qualified personnel at an accelerated rate.

As discussed above, our profitability is influenced, in part, by the number of new or expanded client programs. We defer revenue for the initial training that occurs upon commencement of a new client contract (“Start-Up Training”) if that training is billed separately to the client. Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are also deferred. In these circumstances, both the training revenue and costs are amortized straight-line over the life of the contract. In situations where Start-Up Training is not billed separately, but rather included in the production rates paid by the client over the life of the contract, no deferral is necessary as the revenue is recognized over the life of the contract and the associated training expenses are expensed as incurred. For the year ended December 31, 2006, we incurred $0.4 million of training expenses for client programs for which we did not separately bill Start-Up Training.

The following summarizes the impact of the deferred Start-Up Training for the years ended December 31, 2006, 2005 and 2004 (amounts in thousands):

	Year Ended December 31,
	2006		2005		2004
		Income		Income		Income
		from		from		from
	Revenue	Operations	Revenue	Operations	Revenue	Operations

Amounts deferred due to new business	$(9,432)	$(5,224)	$(6,583)	$(3,371)	$(3,139)	$(1,858)
Amortization of prior period deferrals	5,418	2,785	1,921	839	3,154	1,714

Net increase (decrease) for the period	$(4,014)	$(2,439)	$(4,662)	$(2,532)	$15	$(144)

As of December 31, 2006, we had $7.3 million of net deferred Start-Up Training that will be amortized straight-line over the remaining life of the corresponding client contracts (approximately 24 months).

We may have difficulties managing the timeliness of launching new or expanded client programs and the associated internal allocation of personnel and resources. This could cause a decline or delay in recognition of revenues and an increase in costs, either of which could adversely affect our operating results. In the event we do not successfully expand our capacity or launch new or expanded client programs, we may be unable to achieve the revenue and profitability targets set forth in the Business Outlook section below.

Quarterly, we review our capacity utilization and projected demand for future capacity. In conjunction with these reviews, we may decide to consolidate or close under-performing Delivery Centers, including those impacted by the loss of a major client program, in order to maintain or improve targeted utilization and margins. In addition, because clients may request that we serve their customers from International Delivery Centers with lower prevailing labor rates, in the future we may decide to close one or more of our Delivery Centers, even though it is generating positive cash flow, because we believe the future profits from conducting such work outside the current Delivery Center may more than compensate for the one-time charges related to closing the facility.

Our profitability is significantly influenced by our ability to increase capacity utilization in our Delivery Centers. We attempt to minimize the financial impact resulting from idle capacity when planning the development and opening of new Delivery Centers or the expansion of existing Delivery Centers. As such, management considers numerous factors that affect capacity utilization, including anticipated expirations, reductions, terminations, or expansions of existing programs and the potential size and timing of new client contracts that we expect to obtain. We continue to win new business with both new and existing clients. As a result, we expanded our capacity in 2006 by approximately 7,000 workstations in Argentina, Canada and the Philippines.

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

We internally target capacity utilization in our Delivery Centers at 85% to 90% of our available workstations. As of December 31, 2006, the overall capacity utilization in our Multi-Client Centers was 80%. The table below presents workstation data for our multi-client centers as of December 31, 2006 and 2005. Dedicated and Managed Centers (10,355 workstations) are excluded from the workstation data as unused workstations in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	December 31, 2006			December 31, 2005
	Total			Total
	Production		% In	Production		% In
	Workstations	In Use	Use	Workstations	In Use	Use

North American BPO	13,137	10,362	79%	6,514	4,834	74%
International BPO	10,121	8,129	80%	9,447	6,695	71%

Total	23,258	18,491	80%	15,961	11,529	72%

As shown above, there was a significant increase in the total production workstations resulting from our growth plans (see discussion under BPO above), a corresponding increase in the number of production workstations in use and an increase in the utilization percentage.

Database Marketing and Consulting

The revenue from this segment is generated utilizing a database and contact system to promote the sales and service business of automobile dealership customers using targeted marketing solutions through the phone, mail, e-mail and the Web. As of December 31, 2006, our Database Marketing and Consulting segment had relationships with more than 2,400 automobile dealers representing 27 different automotive brand names. These contracts generally have terms ranging from month-to-month to 24 months. For a few major automotive manufacturers, the automotive manufacturer collects from the individual automobile dealers on our behalf. Our average collection period is 30 to 60 days. A combination of factors contributed to this segment generating a loss from operations of approximately $15.4 million after corporate allocations for the year ended December 31, 2006.

For 2006, we modified our agreement with Ford (whose dealers represented approximately 47% of the revenue of our Database Marketing and Consulting segment for the year ended December 31, 2006), to provide services to Ford’s automotive dealerships on a preferred basis, rather than on an exclusive basis. The new agreement gives us flexibility to customize service offerings and the ability to contract directly with Ford’s dealerships under our defined terms and conditions. Primarily due to Ford offering a competing product, our dealer attrition rate has exceeded our new account growth in 2006, resulting in a significant decrease in revenue from the prior year.

The clients of our Database Marketing and Consulting segment, as well as our joint venture with Ford, come from the automotive industry. The U.S. automotive industry is currently reporting declining earnings, which may result in client losses, lower volumes, or additional pricing pressures on our operations.

As we work to implement the plans outlined above to return this segment to profitability, we anticipate this segment will incur a loss from operations in the first quarter of 2007 in the range of $3.5 million to $4.5 million.

In 2007, we plan to continue our focus on the following to return this segment to profitability:

•	Diversifying our client base by establishing relations with new automotive manufacturers and dealer groups;

•	Reducing our client attrition rate by improving customer service and increasing customer contact; and

•	Continuing to manage costs through operational efficiencies.

Overall

As shown in the “Results of Operations” we have improved income from operations for our North American and International BPO segments. The increases are attributable to a variety of factors such as expansion of work on certain client programs, our multi-phased cost reduction plan, transitioning work on certain client programs to lower cost operating centers, increased capacity utilization and improving individual client program profit margins and/or eliminating such programs.

As we pursue merger and acquisition opportunities, it is possible that the contemplated benefits of any future acquisitions may not materialize within the expected time periods or to the extent anticipated. Critical to the success of our acquisition strategy in the future is the orderly, effective integration of acquired businesses into our organization. If this integration is unsuccessful, our business may be adversely impacted. There is also the risk that our valuation assumptions and models for an acquisition may be overly optimistic or incorrect.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented. Below is a discussion of the policies that we believe may involve a high degree of judgment and complexity.

Revenue Recognition

For each client arrangement, we determine whether evidence of an arrangement exists, delivery of our service has occurred, the fee is fixed or determinable and collection is probable. If all criteria are met, we recognize revenue at the time services are performed. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

Our BPO segments recognize revenue under three models:

Production Rate — Revenue is recognized based on the billable time or transactions of each associate, as defined in the client contract. The rate per billable time or transaction is based on a predetermined contractual rate. This contractual rate can fluctuate based on our performance against certain pre-determined criteria related to quality and performance.

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

Certain client programs provide for increases or decreases to monthly billings based upon whether we meet or exceed certain performance criteria as set forth in the contract. Increases or decreases to monthly billings arising from such contract terms are reflected in revenue as earned or incurred.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”), which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the Consolidated Financial Statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be recovered from future projected taxable income.

As required by SFAS 109, we continually review the likelihood that deferred tax assets will be realized in future tax periods under the more likely than not criteria. In making this judgment SFAS 109 requires that all available evidence, both positive and negative, should be considered to determine whether, based on the weight of that evidence, a valuation allowance is required. As of December 31, 2006, we had $56.8 million of deferred tax assets (after an $19.0 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $49.7 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.

In the future, our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate is affected by the proportion of revenues and income before taxes in the various domestic and international jurisdictions in which we operate. Further, we are subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate, as well as the requirements, pronouncements and rulings of certain tax, regulatory and accounting organizations. We estimate our annual effective tax rate each quarter based on a combination of actual and forecasted results of subsequent quarters. Consequently, significant changes in our actual quarterly or forecasted results may impact the effective tax rate for the current or future periods.

The Financial Accounting Standards Board (“FASB”) recently issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS 109. FIN 48 will be effective for our 2007 fiscal year. See Note 1 and Note 10 to the Consolidated Financial Statements for a more complete description of the impact FIN 48 will have on our consolidated financial statements.

Allowance for Doubtful Accounts

We have established an allowance for doubtful accounts to reserve for uncollectible accounts receivable. Each quarter, management reviews the receivables on an account-by-account basis and assigns a probability of collection. Management’s judgment is used in assessing the probability of collection. Factors considered in making this judgment include, among other things, the age of the identified receivable, client financial condition, previous client payment history and any recent communications with the client.

Impairment of Long-Lived Assets

We evaluate the carrying value of our individual Delivery Centers in accordance with SFAS 144. SFAS 144 requires that a long-lived asset group be reviewed for impairment only when events or changes in circumstances indicate that the carrying amount of the long-lived asset group may not be recoverable. When the operating results of a Delivery Center have deteriorated to the point it is likely that losses will continue for the foreseeable future, or we expect that a Delivery Center will be closed or otherwise disposed of before the end of its estimated useful life, we select the Delivery Center for further review.

For Delivery Centers selected for further review, we estimate the probability-weighted future cash flows, using EBITDA (see “Presentation of Non-GAAP Measurements”) as a surrogate for cash flows, resulting from operating the Delivery Center over its useful life. Significant judgment is involved in projecting future capacity utilization, pricing, labor costs and the estimated useful life of the Delivery Center. We do not subject to the same test Delivery Centers that have been operated for less than two years or those Delivery Centers that have been impaired within the past two years (the “Two Year Rule”) because we believe sufficient time is necessary to establish a market presence and build a client base for such new or modified Delivery Centers in order to adequately assess recoverability. However, such Delivery Centers are nonetheless evaluated in case other factors would indicate an impairment had occurred. For impaired Delivery Centers, we write the assets down to their estimated fair market value. If the assumptions used in performing the impairment test prove insufficient, the fair market value estimate of the Delivery Centers may be significantly lower, thereby causing the carrying value to exceed fair market value and indicating an impairment had occurred.

The following table presents a sensitivity analysis of the impairment evaluation assuming that the future results were 10% less than the two-year forecasted EBITDA for all physical Delivery Centers containing Company assets (excluding India, which was impaired during 2006). As shown in the table below, the analysis indicates that an impairment of approximately $3.4 million (an increase of $0.4 million from the third quarter of 2006) would arise. However, for the Delivery Centers tested, the current probability-weighted projection scenarios indicated that impairment had not occurred as of December 31, 2006 (amounts in thousands, except number of Delivery Centers):

			Additional
			Impairment
		Number of	Under
	Net Book	Delivery	Sensitivity
	Value	Centers	Test

Delivery Centers tested based on the Two Year Rule
Positive cash flow in the period	$54,082	50	$681
Negative cash flow in the period	1,229	3	20

Subtotal	$55,311	53	$701

Delivery Centers not tested based on the Two Year Rule
Positive cash flow in the period	$27,400	11	$—
Negative cash flow in the period	9,519	5	2,733

Subtotal	$36,919	16	$2,733

Total
Positive cash flow in the period	$81,482	61	$681
Negative cash flow in the period	10,748	8	2,753

Grand total	$92,230	69	$3,434

We also assess the realizable value of capitalized software development costs on a quarterly basis based upon current estimates of future cash flows from services utilizing the underlying software (principally utilized by our Database Marketing and Consulting segment). No impairment had occurred as of December 31, 2006.

Goodwill

Goodwill is tested for impairment at least annually at the segment level for the Database Marketing and Consulting segment (which consists of one subsidiary company) and for reporting units one level below the segment level for the other two segments in accordance with SFAS 142. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The impairment, if any, is measured based on the estimated fair value of the reporting unit. Fair value can be determined based on discounted cash flows, comparable sales, or valuations of other similar businesses. Our policy is to test goodwill for impairment in the fourth quarter of each year unless an indicator of impairment arises during a prior period.

The most significant assumptions used in these analyses are those made in estimating future cash flows. In estimating future cash flows, we generally use the financial assumptions in our internal forecasting model such as projected capacity utilization, projected changes in the prices we charge for our services and projected labor costs. We then use a discount rate we consider appropriate for the country where the business unit is providing services. If actual results are less than the assumptions used in performing the impairment test, the fair value of the reporting units may be significantly lower, causing the carrying value to exceed the fair value and indicating an impairment had occurred. Based on the analyses performed in the fourth quarter of 2006, there was no impairment to the December 31, 2006 goodwill balance of our North American and International BPO segments of $36.3 million and $8.6 million, respectively. If projected revenue used in the analysis of goodwill was 10% less than forecast (the projections assumed revenue growth rates ranging from 0% to 25% per annum over a three-year period), there would still be no impairment to goodwill.

Our Database Marketing and Consulting segment has experienced operating losses. We have plans to improve the future profitability of this segment. The goodwill for our Database Marketing and Consulting segment is $13.4 million as of December 31, 2006. As a result of this segment’s financial performance in the year ended December 31, 2006, we updated our cash flow analyses (which assume annual revenue increases approximately 10 percent per annum, calculated on a smaller revenue base than our historical revenue base and following our planned efforts to sell business to non-Ford dealers). Our analyses indicated that an impairment in goodwill had not occurred as of December 1, 2006. In addition, we engaged an independent appraisal firm to assess the fair value of this segment. The independent firm also indicated that no impairment of goodwill had occurred as of December 1, 2006. However, a sensitivity analysis of the forecast indicated that, without considering corresponding reductions in future operating expenses that we would implement in the event of a further revenue decline, it would not take a material change in the revenue forecast for an impairment to arise.

Restructuring Liability

We routinely assess the profitability and utilization of our Delivery Centers and existing markets. In some cases, we have chosen to close under-performing Delivery Centers and complete reductions in workforce to enhance future profitability. We follow SFAS 146, which specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than upon commitment to a plan.

A significant assumption used in determining the amount of the estimated liability for closing Delivery Centers is the estimated liability for future lease payments on vacant centers, which we determine based on a third-party broker’s assessment of our ability to successfully negotiate early termination agreements with landlords and/or our ability to sublease the facility. If our assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain.

Adoption of SFAS No. 123(R) and Equity-Based Compensation Expense

During the first quarter of 2006, we adopted SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”) applying the modified prospective method. SFAS 123(R) requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the Consolidated Statement of Operations and Comprehensive Income based on the grant date fair value of the award. Prior to the adoption of SFAS 123(R), we accounted for equity-based awards under the intrinsic value method, which followed recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and equity-based compensation was included as pro-forma disclosure within the notes to the financial statements.

We did not modify the terms of any previously granted options in anticipation of the adoption of SFAS 123(R).

Income from Operations for the year ended December 31, 2006 was adversely affected by the impact of equity-based compensation due to the implementation of SFAS 123(R). For the year ended December 31, 2006, we recorded expense of $6.9 million for equity-based compensation. We expect that equity-based compensation expense for fiscal 2007 and 2008 from existing awards will be approximately $6.6 million and $5.8 million, respectively. However, any future significant awards granted or required changes in the estimated forfeiture rates may impact this estimate. See Note 17 to the Consolidated Financial Statements for additional information.

Contingencies

We record a liability in accordance with SFAS No. 5 “Accounting for Contingencies” for pending litigation and claims where losses are both probable and reasonably estimable. Each quarter, management, with the advice of legal counsel, reviews all litigation and claims on a case-by-case basis and assigns probability of loss and range of loss based upon the assessments of in-house counsel and outside counsel, as appropriate.

Explanation of Key Metrics and Other Items

Cost of Services

Cost of services principally include costs incurred in connection with our BPO operations and database marketing services, including direct labor, telecommunications, printing, postage, sales and use tax and certain fixed costs associated with Delivery Centers. In addition, cost of services includes income related to grants we may receive from time-to-time from local or state governments as an incentive to locate Delivery Centers in their jurisdictions which reduce the cost of services for those facilities.

Selling, General and Administrative

Selling, general and administrative expenses primarily include costs associated with administrative services such as sales, marketing, product development, legal settlements, legal, information systems (including core technology and telephony infrastructure) and accounting and finance. It also includes equity-based compensation expense, outside professional fees (i.e. legal and accounting services), building maintenance expense for non-Delivery Center facilities and other items associated with general business administration.

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

Presentation of Non-GAAP Measurements

Free Cash Flow

Free cash flow is a non-GAAP liquidity measurement. We believe that free cash flow is useful to our investors because it measures, during a given period, the amount of cash generated that is available for debt obligations and investments other than purchases of property, plant and equipment. Free cash flow is not a measure determined by GAAP and should not be considered a substitute for “income from operations,” “net income,” “net cash provided by operating activities,” or any other measure determined in accordance with GAAP. We believe this non-GAAP liquidity measure is useful, in addition to the most directly comparable GAAP measure of “net cash provided by operating activities,” because free cash flow includes investments in operational assets. Free cash flow does not represent residual cash available for discretionary expenditures, since it includes cash required for debt service. Free cash flow also excludes cash that may be necessary for acquisitions, investments and other needs that may arise.

The following table reconciles free cash flow to net cash provided by operating activities for our consolidated results (amounts in thousands):

	Year Ended December 31,
	2006	2005	2004

Free cash flow	$29,206	$3,880	$71,004
Purchases of property, plant and equipment	65,528	37,606	41,677

Net cash provided by operating activities	$94,734	$41,486	$112,681

We discuss factors affecting free cash flow between periods in the “Liquidity and Capital Resources” section below.

EBIT and EBITDA

EBIT is defined as net income before interest and taxes. EBITDA is calculated by adding depreciation and amortization for the period to EBIT. EBIT and EBITDA are not defined GAAP measures and should not be considered alternatives to net income determined in accordance with GAAP as an indicator of operating performance, nor an alternative to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Because others may not calculate EBIT and EBITDA in the same manner as TeleTech, the EBIT and EBITDA information presented below may not be comparable to similar presentations by others.

However, we believe that EBIT and EBITDA provide investors and Management with a valuable and alternative method for assessing our operating results. Management evaluates the performance of our subsidiaries and operating segments based on EBIT and believes that EBIT is useful to investors to demonstrate the operational profitability of our business segments by excluding interest and taxes, which are generally accounted for across the entire Company on a consolidated basis. EBIT is also one of the measures Management uses to determine resource allocations and incentive compensation. Further, we use EBITDA to evaluate the profitability and cash flow of our Delivery Centers when testing the impairment of long-lived assets.

The following table reconciles net income to EBIT and EBITDA for our consolidated results (amounts in thousands):

	Years Ended December 31,
	2006	2005	2004

Net income	$51,842	$28,158	$24,003
Interest income	(2,209)	(2,789)	(4,045)
Interest expense	5,943	3,510	8,542
Provision for income taxes	14,676	2,516	9,464

EBIT	70,252	31,395	37,964
Depreciation and amortization	51,429	53,317	59,378

EBITDA	$121,681	$84,712	$97,342

RESULTS OF OPERATIONS

Year Ended December 31, 2006 Compared to December 31, 2005

The following tables are presented to facilitate Management’s Discussion and Analysis. The following table presents results of operations by segment for the years ended December 31, 2006 and 2005 (amounts in thousands):

	Year Ended December 31,
		% of		% of
	2006	Revenue	2005	Revenue	$ Change	% Change

Revenue
North American BPO	$814,963	67.3%	$678,803	62.5%	$136,160	20.1%
International BPO	356,106	29.4%	325,038	29.9%	31,068	9.6%
Database Marketing and Consulting	40,228	3.3%	82,832	7.6%	(42,604)	(51.4)%

	$1,211,297	100.0%	$1,086,673	100.0%	$124,624	11.5%
Cost of services
North American BPO	$589,832	72.4%	$505,328	74.4%	$84,504	16.7%
International BPO	272,636	76.6%	262,273	80.7%	10,363	4.0%
Database Marketing and Consulting	23,134	57.5%	44,573	53.8%	(21,439)	(48.1)%

	$885,602	73.1%	$812,174	74.7%	$73,428	9.0%
Selling, general and administrative
North American BPO	$111,569	13.7%	$82,834	12.2%	$28,735	34.7%
International BPO	62,784	17.6%	61,663	19.0%	1,121	1.8%
Database Marketing and Consulting	24,873	61.8%	37,765	45.6%	(12,892)	(34.1)%

	$199,226	16.4%	$182,262	16.8%	$16,964	9.3%
Depreciation and amortization
North American BPO	$26,730	3.3%	$26,806	3.9%	$(76)	(0.3)%
International BPO	17,205	4.8%	16,963	5.2%	242	1.4%
Database Marketing and Consulting	7,494	18.6%	9,548	11.5%	(2,054)	(21.5)%

	$51,429	4.2%	$53,317	4.9%	$(1,888)	(3.5)%
Restructuring charges, net
North American BPO	$103	0.0%	$1,160	0.2%	$(1,057)	(91.1)%
International BPO	1,420	0.4%	1,242	0.4%	178	14.3%
Database Marketing and Consulting	107	0.3%	271	0.3%	(164)	(60.5)%

	$1,630	0.1%	$2,673	0.2%	$(1,043)	(39.0)%
Impairment losses
North American BPO	$87	0.0%	$—	0.0%	87	0.0%
International BPO	478	0.1%	4,711	1.4%	(4,233)	(89.9)%
Database Marketing and Consulting	—	0.0%	—	0.0%	—	0.0%

	$565	0.0%	$4,711	0.4%	$(4,146)	(88.0)%
Income (loss) from operations
North American BPO	$86,642	10.6%	$62,675	9.2%	$23,967	38.2%
International BPO	1,583	0.4%	(21,814)	(6.7)%	23,397	(107.3)%
Database Marketing and Consulting	(15,380)	(38.2)%	(9,325)	(11.3)%	(6,055)	64.9%

	$72,845	6.0%	$31,536	2.9%	$41,309	131.0%

Other income (expense)	$(4,459)	(0.4)%	$680	0.1%	$(5,139)	(755.7)%

Provision for income taxes	$(14,676)	(1.2)%	$(2,516)	(0.2)%	$(12,160)	483.3%

Revenue

Revenues for the North American BPO for 2006 compared to 2005 were $815.0 million and $678.8 million, respectively. The increase in revenue for the North American BPO between periods was due to new client programs, expansion of existing client programs and $34.1 million resulting from the acquisition of DAC. Further, the prior year included approximately $45.4 million of revenue related to a short-term government program that did not have 2006 revenues as previously disclosed.

Revenues for the International BPO for 2006 compared to 2005 were $356.1 million and $325.0 million, respectively. The increase in revenue for the International BPO between periods was due to new client programs and the expansion of existing client programs in Latin America and Europe.

Revenues for Database Marketing and Consulting for 2006 compared to 2005 were $40.2 million and $82.8 million, respectively. The decrease is due primarily to a net decrease in the customer base as previously discussed.

Cost of Services

Cost of services for the North American BPO for 2006 compared to 2005 were $589.8 million and $505.3 million, respectively. Cost of services as a percentage of revenue in the North American BPO decreased compared to the prior year due to the expansion of off-shore opportunities with a lower cost structure. In absolute dollars, the increase in cost of services corresponds to revenue growth from the implementation of new and expanded client programs and $19.5 million resulting from the acquisition of DAC.

Cost of services for the International BPO for 2006 compared to 2005 were $272.6 million and $262.3 million, respectively. Cost of services as a percentage of revenue in the International BPO decreased due to increased capacity utilization that resulted from the expansion of off-shore opportunities with a lower cost structure. In absolute dollars, the increase in cost of services corresponds to revenue growth from the implementation of new or expanded client programs.

Cost of services for Database Marketing and Consulting for 2006 compared to 2005 were $23.1 million and $44.6 million, respectively. The decrease from the prior year was primarily due to the decrease in revenue and cost reductions.

Selling, General and Administrative

Selling, general and administrative expenses for the North American BPO for 2006 compared to 2005 were $111.6 million and $82.8 million, respectively. The expenses increased in both absolute dollars and as a percentage of revenue primarily due to the stock option expense required by the adoption of SFAS 123(R) (see Note 17 to the Consolidated Financial Statements), the acquisition of DAC and increased allocation of corporate-level operating expenses.

Selling, general and administrative expenses for the International BPO for 2006 compared to 2005 were $62.8 million and $61.7 million, respectively. These expenses for the International BPO remained relatively constant in absolute dollars and as a percentage of revenue. The slight decrease as a percentage of revenue reflects reduced salaries and benefits expense resulting from headcount reductions in our operations in Europe and Asia Pacific.

Selling, general and administrative expenses for Database Marketing and Consulting for 2006 compared to 2005 were $24.9 million and $37.8 million, respectively. The decrease was primarily due to cost reductions and the lower allocation of corporate-level operating expenses.

Depreciation and Amortization

Depreciation and amortization expense on a consolidated basis for 2006 compared to 2005 were $51.4 million and $53.3 million, respectively. Depreciation and amortization expense in both the North American BPO and the International BPO remained relatively consistent with the prior year.

Depreciation and amortization expense in Database Marketing and Consulting decreased compared to the prior year due to assets, primarily software development costs, reaching the end of their depreciable lives.

Restructuring Charges, Net

During 2006, we recognized restructuring charges in the amount of $1.1 million related to reductions in force across all three segments and facility exit charges in the amount of $0.8 million related to the International BPO. This was offset by the reversal of $0.2 million in excess accruals across both the North American BPO and the International BPO as the actual costs incurred were less than the estimated accrual.

Impairment Losses

During 2006, we recognized impairment losses of $0.6 million related to the following items: (i) $0.4 million related to the reduction of the net book value of long-lived assets in New Zealand, Malaysia and India to their then estimated fair values; and (ii) $0.2 million for the difference between the estimated and the actual value received for assets in the closed South Korea Delivery Center.

Other Income (Expense)

For 2006, interest income decreased by $0.5 million due to less average daily cash and cash equivalent balances during the year. Interest expense increased by $2.4 million due to increased borrowings compared to the prior year due primarily to the acquisition of DAC. The remaining change is primarily the result of foreign currency transaction losses and unfavorable settlements of non-operating items.

Income Taxes

The effective tax rate (after minority interest) for 2006 was 22%. This compares to an effective tax rate (after minority interest) of 8% in 2005. As discussed in Note 10 to the Consolidated Financial Statements, in 2006 we reversed $5.6 million of the deferred tax valuation allowance during the year. In addition, we recorded new deferred tax assets of $3.3 million associated with loss carry forwards that due to a corporate restructuring, which are now available for use against future taxable income. Without these items, our effective tax rate (after minority interest) in 2006 would have been 36%. The effective tax rate (after minority interest) in 2005 included the reversal of $12.7 million of deferred tax valuation allowances and additional tax expenses (after minority interest) of $3.7 million related to our Domestic Reinvestment Plan. Without these items, our effective tax rate (after minority interest) in 2005 would have also been 38%.

We expect that our effective tax rate (after minority interest) in future periods will be approximately 35%.

Year Ended December 31, 2005 Compared to December 31, 2004

The following table presents results of operations by segment for the years ended December 31, 2005 and 2004 (amounts in thousands):

	Year Ended December 31,
		% of		% of
	2005	Revenue	2004	Revenue	$ Change	% Change

Revenue
North American BPO	$678,803	62.5%	$638,359	60.7%	$40,444	6.3%
International BPO	325,038	29.9%	315,938	30.0%	9,100	2.9%
Database Marketing and Consulting	82,832	7.6%	98,393	9.3%	(15,561)	(15.8)%

	$1,086,673	100.0%	$1,052,690	100.0%	$33,983	3.2%
Cost of services
North American BPO	$505,328	74.4%	$476,155	74.6%	$29,173	6.1%
International BPO	262,273	80.7%	255,681	80.9%	6,592	2.6%
Database Marketing and Consulting	44,573	53.8%	42,685	43.4%	1,888	4.4%

	$812,174	74.7%	$774,521	73.6%	$37,653	4.9%
Selling, general and administrative
North American BPO	$82,834	12.2%	$70,849	11.1%	$11,985	16.9%
International BPO	61,663	19.0%	57,855	18.3%	3,808	6.6%
Database Marketing and Consulting	37,765	45.6%	36,926	37.5%	839	2.3%

	$182,262	16.8%	$165,630	15.7%	$16,632	10.0%
Depreciation and amortization
North American BPO	$26,806	3.9%	$32,175	5.0%	$(5,369)	(16.7)%
International BPO	16,963	5.2%	17,313	5.5%	(350)	(2.0)%
Database Marketing and Consulting	9,548	11.5%	9,890	10.1%	(342)	(3.5)%

	$53,317	4.9%	$59,378	5.6%	$(6,061)	(10.2)%
Restructuring charges, net
North American BPO	$1,160	0.2%	$600	0.1%	$560	93.3%
International BPO	1,242	0.4%	862	0.3%	380	44.1%
Database Marketing and Consulting	271	0.3%	590	0.6%	(319)	(54.1)%

	$2,673	0.2%	$2,052	0.2%	$621	30.3%
Impairment losses
North American BPO	$—	0.0%	$—	0.0%	$—	0.0%
International BPO	4,711	1.4%	2,641	0.8%	2,070	78.4%
Database Marketing and Consulting	—	0.0%	—	0.0%	—	0.0%

	$4,711	0.4%	$2,641	0.3%	$2,070	78.4%
Income (loss) from operations
North American BPO	$62,675	9.2%	$58,580	9.2%	$4,095	7.0%
International BPO	(21,814)	(6.7)%	(18,414)	(5.8)%	(3,400)	18.5%
Database Marketing and Consulting	(9,325)	(11.3)%	8,302	8.4%	(17,627)	(212.3)%

	$31,536	2.9%	$48,468	4.6%	$(16,932)	(34.9)%

Other income (expense)	$680	0.1%	$(14,263)	(1.4)%	$14,943	(104.8)%

Provision for income taxes	$(2,516)	(0.2)%	$(9,464)	(0.9)%	$6,948	(73.4)%

Revenue

Revenues for the North American BPO for 2005 compared to 2004 were $678.8 million and
$638.4 million, respectively. The increase in the North American BPO revenue between periods was driven primarily by the ramp up, during the third quarter that ended in the fourth quarter, of a short-term U.S. Government program to aid in hurricane relief efforts that generated $45 million in revenue during 2005. Revenue also increased as a result of net expansion of existing client programs, that was offset by declining Minimum Commitments.

Revenues for the International BPO for 2005 compared to 2004 were $325.0 million and $315.9 million, respectively. The increase was primarily due to growth in our operations in Latin America and favorable changes in foreign currency exchange rates. These were offset by the loss of certain client programs, primarily in Scotland.

Revenues for Database Marketing and Consulting for 2005 compared to 2004 were $82.8 million and $98.4 million, respectively. The decrease was primarily due to the decrease in their customer base.

Cost of Services

Cost of services for the North American BPO for 2005 compared 2004 were $505.3 million and $476.2 million, respectively. Cost of services as a percentage of revenue in the North American BPO was essentially flat compared to the prior year. In absolute dollars, cost of services increased as a result of the implementation of new programs, which was partially offset by the implementation of our plans to reduce costs and increase client profitability.

Cost of services for the International BPO for 2005 compared to 2004 were $262.3 million and $255.7 million, respectively. Cost of services as a percentage of revenue in the International BPO decreased slightly compared to the prior year due to our efforts to terminate and/or renegotiate unfavorable client contracts, which was offset by increased costs from new client programs in Latin America.

Cost of services for Database Marketing and Consulting for 2005 compared to 2004 were $44.6 million and $42.7 million, respectively. Cost of services as a percentage of revenue for Database Marketing and Consulting increased primarily due to lower revenue without a corresponding decrease in costs. In addition, costs increased when we transitioned certain back-office functions to lower cost locations.

Selling, General and Administrative

Selling, general and administrative expenses for the North American BPO for 2005 compared to 2004 were $82.8 million and $70.9 million, respectively. The increase as a percentage of revenue and in absolute dollars in the North American BPO was related to increased sales and marketing expenses, new product development and software maintenance.

Selling, general and administrative expenses for the International BPO for 2005 compared to 2004 were $61.7 million and $57.9 million, respectively. These expenses in the International BPO increased both as a percentage of revenue and in absolute dollars, as a result of changes in foreign currency exchange rates, a regional litigation settlement and increased salaries and benefits expense resulting from headcount additions. These were offset by our efforts to reduce costs.

Selling, general and administrative expenses for Database Marketing and Consulting for 2005 compared to 2004 were $37.8 million and $36.9 million, respectively. The increase as a percentage of Revenue and in absolute dollars in Database Marketing and Consulting was caused primarily by the decrease in revenue as costs for selling, general and administrative expenses are primarily fixed in nature.

Depreciation and Amortization

Depreciation and amortization expense for 2005 compared to 2004 on a consolidated basis were $53.3 million and $59.4 million, respectively.

Depreciation and amortization expense in the North American BPO decreased in absolute dollars between periods due to the closure of certain facilities. Depreciation and amortization expenses in the International BPO remained relatively unchanged. Depreciation and amortization expense in Database Marketing and Consulting also remained relatively unchanged, but increased as a percentage of revenue due to the decrease in revenue discussed above.

Restructuring Charges, Net

During 2005, we recognized restructuring charges in the amount of $2.1 million related to reductions in force across both BPO segments and facility exit charges in the amount of $0.7 million related to both BPO segments. This was offset by the reversal of $0.1 million in excess accruals in the North American BPO as the actual costs incurred were less than the estimated accrual.

Impairment Losses

During 2005, we recognized impairment losses in the amount of $4.7 million related to the following items: (i) $2.1 million change in the International BPO related to its decision to close the Glasgow, Scotland Delivery Center; (ii) $2.0 million charge in the International BPO related to the impairment of long-lived assets in its South Korea Delivery Center when we determined that we would no longer serve clients from, or market, that Delivery Center; and (iii) a $0.6 million impairment charge in the North American BPO related to its decision to exit a lease early and to discontinue use of certain software.

Other Income (Expense)

Other income (expense) for 2005 compared to 2004 increased from an expense of $14.3 million to income of $0.7 million, respectively. Interest income decreased $1.3 million due to less average daily cash and cash equivalents during the year. Interest expense decreased $5.0 million due to decreased borrowings resulting from the restructuring of our long-term debt. We also incurred debt restructuring charges of $10.4 million related to this restructuring. Included in the debt restructuring charge for 2004 is $7.6 million of one-time charges of which $6.4 million was a cash charge and the remaining $1.2 million was a non-cash charge to write-off previously capitalized debt issuance costs. Additionally, we recorded a one-time charge of $2.8 million related to the termination of an interest rate swap.

Income Taxes

The effective tax rate (after minority interest) for 2005 was 8%. This included the reversal of $12.7 million of deferred tax valuation allowances and additional tax expenses of $3.7 million related to our Domestic Reinvestment Plan. Without these items, our effective tax rate (after minority interest) in 2005 would have been 38%.

Liquidity and Capital Resources

Our primary sources of liquidity during 2006 were existing cash balances, cash generated from operations and borrowings under the Company’s revolving line of credit. We expect that our future working capital, capital expenditures and debt service requirements will be satisfied primarily from existing cash balances and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent upon, among other things, our ability to sell new business, expand existing client relationships and efficiently manage our operating costs.

The amount of capital required in 2007 will also depend on our levels of investment in infrastructure necessary to maintain, upgrade, or replace existing assets. Our working capital and capital expenditure requirements could increase materially in the event of acquisitions or joint ventures, among other factors. These factors could require that we raise additional capital in the future.

The following discussion highlights our cash flow activities during the years ended December 31, 2006, 2005 and 2004.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. Our cash and cash equivalents totaled $60.5 million and $32.5 million as of December 31, 2006 and 2005, respectively.

Cash Flows from Operating Activities

We reinvest our cash flows from operating activities in our business or in the purchases of treasury stock. For the years 2006, 2005 and 2004, we reported net cash flows provided by operating activities of $94.7 million, $41.5 million and $112.7 million, respectively. The increase from 2005 to 2006 resulted from increased net income as well as changes in working capital accounts. The decrease from 2004 to 2005 resulted from changes in working capital accounts, primarily due to increased accounts receivable. The increase in accounts receivable primarily resulted from the ramp-up of the short-term U.S. Government program discussed previously and other new or expanded clients that ramped in the fourth quarter of 2005.

Cash Flows from Investing Activities

We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the years 2006, 2005 and 2004, we reported net cash flows used in investing activities of $113.0 million, $41.4 million and $42.1 million, respectively. The increase from 2005 to 2006 resulted from the acquisition of DAC and expanded capital expenditures for our embedded client base as well as new client contracts. The amount from 2004 to 2005 remained relatively consistent.

Cash Flows from Financing Activities

For the years 2006, 2005 and 2004, we reported net cash flows provided by (used in) financing activities of $43.7 million, ($36.1) million and ($123.0) million, respectively. The change from 2005 to 2006 resulted from a decrease in the purchase of treasury stock and increased exercises of stock options. The change from 2004 to 2005 relates primarily to the fact that in 2004 we restructured our debt and there was no such transaction in 2005.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” for definition of free cash flow) was $29.2 million, $3.9 million and $71.0 million for the years 2006, 2005 and 2004, respectively. The increase from 2005 to 2006 primarily resulted from higher cash flows from operations, which outpaced the increase in capital expenditures. The decrease from 2004 to 2005 resulted from lower cash flows from operations due to increased accounts receivable balances from the ramp up of the short-term government program discussed above.

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations are summarized as follows:

	Less than	2 to 3	4 to 5	Over
	1 Year	Years	Years	5 Years	Total

Line of credit(1)	$—	$—	$65,000	$—	$65,000
Grant advances(1)	—	—	—	7,451	7,451
Purchase obligations(2)	18,974	24,135	6,118	—	49,227
Operating lease commitments(2)	25,840	37,637	25,292	34,613	123,382

Total	$44,814	$61,772	$96,410	$42,064	$245,060

(1)	Reflected in the accompanying Consolidated Balance Sheets

(2)	Not reflected in the accompanying Consolidated Balance Sheets

Purchase Obligations

Occasionally we contract with certain of our communications clients (which currently represents approximately 30% of our annual revenue) to provide us with telecommunication services. We believe these contracts are negotiated on an arms-length basis and may be negotiated at different times and with different legal entities.

Future Capital Requirements

We expect total capital expenditures in 2007 to be approximately $60.0 million. 77% of the expected capital expenditures in 2007 are related to the opening and/or expansion of Delivery Centers and 23% relates to the maintenance capital required for existing assets and internal technology projects. The anticipated level of 2007 capital expenditures is primarily dependent upon new client contracts and the corresponding requirements for additional Delivery Center capacity as well as enhancements to our technological infrastructure.

We may consider restructurings, dispositions, mergers, acquisitions and other similar transactions. Such transactions could include the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption, or refinancing of indebtedness and could be material to the consolidated financial condition and consolidated results of our operations.

The launch of large client contracts may result in negative working capital because of the time period between incurring the costs for training and launching the program and the beginning of the accounts receivable collection process. As a result, periodically we may generate negative cash flows from operating activities.

Debt Instruments and Related Covenants

We discuss debt instruments and related covenants in Note 12 to the Consolidated Financial Statements.

Client Concentration

Our five largest clients accounted for 42%, 47% and 52% of our revenue for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, these five clients accounted for an even greater proportional share of our consolidated earnings. The profitability of services provided to these clients varies greatly based upon the specific contract terms with any particular client. In addition, clients may adjust business volumes served by us based on their business requirements. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, this risk is mitigated, in part, by the service level disruptions that would arise for our clients.

The contracts with our five largest clients expire between 2009 and 2010. Additionally, a particular client can have multiple contracts with different expiration dates. We have historically renewed most of our contracts with our largest clients. However, there is no assurance that future contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts.

Recently Issued Accounting Pronouncements

We discuss the potential impact of recent accounting pronouncements in Note 1 and Note 10 to the Consolidated Financial Statements.

Business Outlook

For 2007, we estimate that revenue will grow approximately 15 percent over 2006 as we focus on achieving our previously stated goal of reaching a $1.5 billion revenue run-rate by the fourth quarter 2007. Furthermore, we believe that fourth quarter 2007 operating margin will increase to 10 percent, excluding unusual charges, if any.

For 2008, we believe that revenue will grow between 12% and 15% and operating margin will improve by approximately 200 basis points over 2007.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our consolidated financial position, consolidated results of operations, or consolidated cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in U.S. interest rates, LIBOR and foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to our normal operating and funding activities. As of December 31, 2006, we had entered into financial hedge instruments with several financial institutions to manage and reduce the impact of changes, principally the U.S./Canadian dollar exchange rates.

Interest Rate Risk

The interest rate on our Credit Facility is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of December 31, 2006, there was a $65.0 million outstanding balance under the Credit Facility. If the Prime Rate or LIBOR increased 100 basis points, there would not be a material impact to our financial position or results of operations.

Foreign Currency Risk

We have operations in Argentina, Australia, Brazil, Canada, China, England, Germany, India, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore and Spain. The expenses from these operations and in some cases the revenue, are denominated in local currency, thereby creating exposures to changes in exchange rates. As a result, we may experience substantial foreign currency translation gains or losses due to the volatility of other currencies compared to the U.S. dollar, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the years ended December 31, 2006 and 2005, revenue from non-U.S. countries represented 64% and 56% of our consolidated revenue, respectively.

A global business strategy for us is to serve certain clients from Delivery Centers located in other foreign countries, including Argentina, Brazil, Canada, India, Malaysia, Mexico and the Philippines, in order to leverage lower operating costs in these foreign countries. In order to mitigate the risk of these foreign currencies from strengthening against the functional currency of the contracting subsidiary, which thereby decreases the economic benefit of performing work in these countries, we may hedge a portion, though not 100%, of the foreign currency exposure related to client programs served from these foreign countries. While our hedging strategy can protect us from adverse changes in foreign currency rates in the short-term, an overall strengthening of the foreign currencies would adversely impact margins in the segments of the contracting subsidiary over the long-term.

The majority of this exposure is related to work performed from Delivery Centers located in Canada and the Philippines. During the years ended December 31, 2006, 2005 and 2004, the Canadian dollar appreciated against the U.S. dollar by 0.1%, 3.3% and 6.7%, respectively. We have contracted with several financial institutions on behalf of our Canadian subsidiary to acquire a total of $167.3 million Canadian dollars through June 2010 at a fixed price in U.S. dollars not to exceed $150.6 million. However, certain contracts, representing $27.6 million in Canadian dollars, give us the right (but not obligation) to purchase the Canadian dollars. If the Canadian dollar depreciates relative to the contracted exchange rate, we will elect to purchase the Canadian dollars at the then beneficial market exchange rate.

During the years ended December 31, 2006 and 2005, the Philippine peso appreciated against the U.S. dollar by 7.5% and 5.9%, respectively, and during the year ended December 31, 2004, the Philippine peso depreciated by 1.4%. We have contracted with several financial institutions on behalf of our Philippine subsidiary to acquire a total of 2.6 billion Philippine pesos through October 2008 at a fixed price of $50.5 million U.S. dollars.

As of December 31, 2006, we had total derivative assets and (liabilities) associated with foreign exchange contracts of $3.5 million and ($6.5) million, respectively. The Canadian dollar derivative assets and (liabilities) represented $0.9 million and ($6.5) million, respectively of the consolidated balance. Further, 77% of the asset value and 49% of the liability balance, settles within the next twelve months. The Philippine peso derivative assets represented $2.1 million of the consolidated balance. Further, 89% of the asset value settles within the next twelve months. If the U.S./Canadian dollar or U.S. dollar/Philippine peso exchange rate were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding gains or losses in our underlying exposures.

Other than the transactions hedged as discussed above and in Note 9 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in the respective local currency while some transactions are denominated in other currencies. For example, the intercompany transactions that are expected to be settled are denominated in the local currency of the billing subsidiary. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of such a transaction, any foreign currency gain or loss results in an adjustment to income. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis.

Fair Value of Debt and Equity Securities

We did not have any investments in debt or equity securities as of December 31, 2006.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located beginning on page F-1 of this report and incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes in or disagreements with our independent auditors regarding accounting or financial disclosure matters.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures have also been designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report on management’s assessment of the design and effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Our independent registered public accounting firm also audited and reported on management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” in Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

Based on their evaluation as of December 31, 2006, our principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our executive officers is set forth in Item 4A of this Annual Report on Form 10-K under the caption “Executive Officers of TeleTech Holdings, Inc.”

Information with respect to our directors is incorporated herein by reference to the information “Election of Directors” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2007 Annual Meeting of Stockholders (the “Proxy Statement”).

ITEM 11.  EXECUTIVE COMPENSATION

We hereby incorporate by reference the information to appear under the caption “Executive Officers — Executive Compensation” in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, provided, however, that neither the Report of the Compensation Committee on Executive Compensation nor the Performance Graph set forth therein shall be incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We hereby incorporate by reference the information to appear under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We hereby incorporate by reference the information to appear under the captions “Certain Relationships and Related Party Transactions” in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

We hereby incorporate by reference the information to appear under the caption “Independent Audit Fees” in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1	.	Consolidated Financial Statements

The Index to Consolidated Financial Statements is set forth on page F-1 of this report.

2	.	Financial Statement Schedules

All schedules for TeleTech have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information is included in the respective Consolidated Financial Statements or notes thereto.

3	.	Exhibits

Exhibit No.		Description

3.1		Restated Certificate of Incorporation of TeleTech (incorporated by reference to Exhibit 3.1 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)
3.2		Amended and Restated Bylaws of TeleTech (incorporated by reference to Exhibit 3.2 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)
10	.1†	TeleTech Holdings, Inc. Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)
10	.2†	TeleTech Holdings, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-69668) filed on September 19, 2001)
10	.3†	TeleTech Holdings, Inc. Amended and Restated 1999 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-96617) filed on July 17, 2002)
10	.4†	Newgen Results Corporation 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Newgen Results Corporation’s Form S-1 Registration Statement (Registration No. 333-62703) filed on September 2, 1998)
10	.5†	Newgen Results Corporation 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Newgen Results Corporation’s Form S-1 Registration Statement (Registration No. 333-62703) filed on September 2, 1998)
10.6		Form of Client Services Agreement, 1996 version (incorporated by reference to Exhibit 10.12 to TeleTech’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-04097) filed on June 5, 1996)
10.7		Agreement for Customer Interaction Center Management Between United Parcel General Services Co. and TeleTech (incorporated by reference to Exhibit 10.13 to TeleTech’s Amendment No. 4 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 30, 1996)
10.8		Client Services Agreement dated May 1, 1997, between TeleTech Customer Care Management (Telecommunications), Inc. and GTE Card Services Incorporated d/b/a GTE Solutions (incorporated by reference to Exhibit 10.12 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 1997)
10.9		Operating Agreement for Ford Tel II, LLC effective February 24, 2000 by and among Ford Motor Company and TeleTech Holdings, Inc. (incorporated by reference to Exhibit 10.25 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2000)
10.10		Credit Agreement dated as of October 29, 2002 among TeleTech, Bank of America, N.A. and the other Lenders party thereto (incorporated by reference to Exhibit 10.10 to TeleTechs Form 10K filed on March 8, 2004 (Commission File No. 0-210055)

Exhibit No.		Description

10.11		Amended and Restated Lease and Deed of Trust Agreement dated June 22, 2000 (incorporated by reference to Exhibit 10.31 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 30, 2000)
10.12		Amended and Restated Participation Agreement dated June 22, 2000 (incorporated by reference to Exhibit 10.32 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 30, 2000)
10.13		Private Placement of Senior Notes pursuant to Note Purchase Agreement dated October 30, 2001 (incorporated by reference to Exhibit 10.73 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10	.14†	Employment Agreement dated May 15, 2001 between James Kaufman and TeleTech (incorporated by reference to Exhibit 10.64 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10	.15†	Stock Option Agreement dated August 16, 2000 between James Kaufman and TeleTech (incorporated by reference to Exhibit 10.53 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10	.16†	Non-Qualified Stock Option Agreement dated October 27, 1999 between Michael E. Foss and TeleTech (incorporated by reference to Exhibit 10.26 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2000)
10	.17†	Promissory Note dated November 28, 2000 by Sean Erickson for the benefit of TeleTech (incorporated by reference to Exhibit 10.62 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10	.18†	Promissory Note dated March 28, 2001 by Sean Erickson for the benefit of TeleTech
10	.19†	Employment Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.66 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10	.20†	Stock Option Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.70 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10	.21†	Restricted Stock Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.71 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10	.22†	Restricted Stock Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.72 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10	.23†	Employment Agreement dated October 15, 2001 between Ken Tuchman and TeleTech (incorporated by reference to Exhibit 10.68 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10	.24†	Stock Option Agreement dated October 1, 2001 between Ken Tuchman and TeleTech (incorporated by reference to Exhibit 10.69 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10	.25†	Letter Agreement dated January 11, 2001 between Chris Batson and TeleTech (incorporated by reference to Exhibit 10.54 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10	.26†	Stock Option Agreement dated January 29, 2001 between Chris Batson and TeleTech (incorporated by reference to Exhibit 10.55 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10	.27†	Letter Agreement dated January 26, 2001 between Jeffrey Sperber and TeleTech (incorporated by reference to Exhibit 10.56 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10	.28†	Stock Option Agreement dated March 5, 2001 between Jeffrey Sperber and TeleTech (incorporated by reference to Exhibit 10.57 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)

Exhibit No.		Description

10.29		First Amendment to Note Purchase Agreement dated as of February 1, 2003 by and among TeleTech Holdings, Inc. and each of the institutional investors party thereto (incorporated by reference to Exhibit 10.29 to TeleTechs Form 10K filed on March 8, 2004 (Commission File No. 0-210055)
10.30		Second Amendment to Note Purchase Agreement dated as of August 1, 2003 by and among TeleTech Holdings, Inc. and each of the institutional investors party thereto (incorporated by reference to Exhibit 10.30 to TeleTechs Form 10K filed on March 8, 2004 (Commission File No. 0-210055)
10.31		Third Amendment to Note Purchase Agreement dated as of September 30, 2003 by and among TeleTech Holdings, Inc. and each of the institutional investors party thereto (incorporated by reference to Exhibit 10.31 to TeleTechs Form 10K filed on March 8, 2004 (Commission File No. 0-210055)
10.32		First Amendment to Credit Agreement dated as of February 10, 2003 by and among TeleTech Holdings, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.32 to TeleTechs Form 10K filed on March 8, 2004 (Commission File No. 0-210055)
10.33		Second Amendment to Credit Agreement dated as of June 30, 2003 by and among TeleTech Holdings, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.33 to TeleTechs Form 10K filed on March 8, 2004 (Commission File No. 0-210055)
10.34		Third Amendment to Credit Agreement dated as of October 24, 2003 by and among TeleTech Holdings, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.34 to TeleTechs Form 10K filed on March 8, 2004 (Commission File No. 0-210055)
10.35		Intercreditor and Collateral Agency Agreement dated as of October 24, 2003 among various creditors of TeleTech Holdings, Inc. and Bank of America, N.A. as collateral agent (incorporated by reference to Exhibit 10.35 to TeleTechs Form 10K filed on March 8, 2004 (Commission File No. 0-210055)
10.36		Pledge Agreement dated as of October 24, 2003 by and among TeleTech Holdings, Inc., each subsidiary of TeleTech Holdings, Inc. party thereto and Bank of America, N.A. as collateral agent (incorporated by reference to Exhibit 10.36 to TeleTechs Form 10K filed on March 8, 2004 (Commission File No. 0-210055)
10.37		Security Agreement dated as of October 24, 2003 by and among TeleTech Holdings, Inc., each subsidiary of TeleTech Holdings, Inc. party thereto and Bank of America, N.A. as collateral agent (incorporated by reference to Exhibit 10.37 to TeleTechs Form 10K filed on March 8, 2004 (Commission File No. 0-210055)
10	.38*	Stock Purchase Agreement among TeleTech Holdings, Inc., Insight Enterprises, Inc. and Direct Alliance Corporation dated June 14, 2006
10	.39*	Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, The Lenders named herein, as lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of September 28, 2006
10	.40*	First Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of October 24, 2006
21	.1*	List of subsidiaries
23	.1*	Consent of Independent Registered Public Accounting Firm
31	.1*	Rule 13a-14(a) Certification of CEO of TeleTech
31	.2*	Rule 13a-14(a) Certification of CFO of TeleTech
32	*	Written Statement of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Filed herewith.

†	Management contract or compensatory plan or arrangement filed pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized on February 7, 2007.

TELETECH HOLDINGS, INC.

By:	/s/ Kenneth D. Tuchman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 7, 2007, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Kenneth D. Tuchman Kenneth D. Tuchman	PRINCIPAL EXECUTIVE OFFICER Chief Executive Officer and Chairman of the Board

/s/ John R. Troka, Jr. John R. Troka, Jr.	PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER Vice President Finance — Global Operations and Interim Chief Financial Officer

/s/ James E. Barlett James E. Barlett	DIRECTOR

/s/ William A. Linnenbringer William A. Linnenbringer	DIRECTOR

/s/ Ruth C. Lipper Ruth C. Lipper	DIRECTOR

/s/ Shrikant Mehta Shrikant Mehta	DIRECTOR

/s/ Shirley Young Shirley Young	DIRECTOR

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the
Board of Directors of TeleTech Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of TeleTech Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of TeleTech Holdings, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleTech Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in fiscal year 2006, Teletech Holdings, inc. changed its method for stock-based compensation in accordance with the guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TeleTech Holdings, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2007 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Denver, Colorado
February 7, 2007

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

/s/  Kenneth D. Tuchman
Kenneth D. Tuchman
Chief Executive Officer

February 7, 2007

/s/  John R. Troka, Jr.
John R. Troka, Jr.
Interim Chief Financial Officer

February 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and the
Board of Directors of TeleTech Holdings, Inc.:

We have audited management’s assessment, included in the section entitled Management’s Report on Internal Control over Financial Reporting, that TeleTech Holdings, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TeleTech Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that TeleTech Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, TeleTech Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TeleTech Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 7, 2007 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Denver, Colorado
February 7, 2007

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands except share amounts)

	December 31,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$60,484	$32,505
Accounts receivable, net	237,353	207,090
Prepaids and other current assets	34,552	29,004
Deferred tax assets, net	12,212	12,990
Income taxes receivable	16,543	16,298

Total current assets	361,144	297,887

Long-term assets
Property, plant and equipment, net	156,047	133,635
Goodwill	58,234	32,077
Contract acquisition costs, net	9,674	12,874
Deferred tax assets, net	44,585	30,621
Other long-term assets	29,032	15,078

Total long-term assets	297,572	224,285

Total assets	$658,716	$522,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$30,738	$30,096
Accrued employee compensation and benefits	76,071	59,196
Other accrued expenses	39,165	40,583
Income taxes payable	26,211	17,398
Deferred tax liabilities	309	2,556
Other short-term liabilities	9,521	11,086

Total current liabilities	182,015	160,915

Long-term liabilities
Line of credit	65,000	26,700
Grant advances	8,000	6,476
Deferred tax liabilities	6,741	6,821
Other long-term liabilities	27,676	21,342

Total long-term liabilities	107,417	61,339

Total liabilities	289,432	222,254

Minority interest	5,877	6,544

Commitments and contingencies

Stockholders’ equity
Common stock; $.01 par value; 150,000,000 shares authorized; 70,103,437 and 69,162,448 shares outstanding as of December 31, 2006 and 2005, respectively	701	694
Preferred stock; $0.01 par; 10,000,000 shares authorized; zero shares outstanding as of December 31, 2006 and 2005	—	—
Additional paid-in capital	162,519	146,367
Accumulated other comprehensive income	5,730	3,698
Retained earnings	194,457	142,615

Total stockholders’ equity	363,407	293,374

Total liabilities and stockholders’ equity	$658,716	$522,172

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands except per share amounts)

	Year Ended December 31,
	2006	2005	2004

Revenue	$1,211,297	$1,086,673	$1,052,690

Operating expenses
Cost of services	885,602	812,174	774,521
Selling, general and administrative	199,226	182,262	165,630
Depreciation and amortization	51,429	53,317	59,378
Restructuring charges, net	1,630	2,673	2,052
Impairment losses	565	4,711	2,641

Total operating expenses	1,138,452	1,055,137	1,004,222

Income from operations	72,845	31,536	48,468

Other income (expense)
Interest income	2,209	2,789	4,045
Interest expense	(5,943)	(3,510)	(8,542)
Debt restructuring charges	—	—	(10,402)
Other, net	(725)	1,401	636

Total other income (expense)	(4,459)	680	(14,263)

Income before income taxes and minority interest	68,386	32,216	34,205

Provision for income taxes	(14,676)	(2,516)	(9,464)

Income before minority interest	53,710	29,700	24,741

Minority interest	(1,868)	(1,542)	(738)

Net income	$51,842	$28,158	$24,003

Other comprehensive income (loss)
Foreign currency translation adjustments	7,433	3,152	6,893
Derivatives valuation, net of tax	(5,401)	(2,703)	3,064

Total other comprehensive income (loss)	2,032	449	9,957

Comprehensive income	$53,874	$28,607	$33,960

Weighted average shares outstanding
Basic	69,184	72,121	74,751
Diluted	70,615	73,631	76,109

Net income per share
Basic	$0.75	$0.39	$0.32
Diluted	$0.73	$0.38	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands except share amounts)

							Accumulated
					Additional	Stock	Other		Total
	Common Stock		Preferred Stock		Paid-in	Purchase	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Warrants	Income (Loss)	Earnings	Equity

Balance as of December 31, 2003	75,008	$750	—	$—	$195,916	$5,100	$(6,708)	$90,454	$285,512
Net income	—	—	—	—	—	—	—	24,003	24,003
Foreign currency translation adjustments	—	—	—	—	—	—	6,893	—	6,893
Derivatives valuation, net of tax	—	—	—	—	—	—	3,064	—	3,064
Purchases through employee stock purchase plan	90	1	—	—	464	—	—	—	465
Exercise of stock options	688	7	—	—	5,123	—	—	—	5,130
Excess tax benefit from exercise of stock options	—	—	—	—	1,877	—	—	—	1,877
Purchases of common stock	(854)	(8)	—	—	(5,601)	—	—	—	(5,609)
Amortization of deferred compensation	—	—	—	—	490	—	—	—	490
Other	—	—	—	—	720	—	—	—	720

Balance as of December 31, 2004	74,932	750	—	—	198,989	5,100	3,249	114,457	322,545
Net income	—	—	—	—	—	—	—	28,158	28,158
Foreign currency translation adjustments	—	—	—	—	—	—	3,152	—	3,152
Derivatives valuation, net of tax	—	—	—	—	—	—	(2,703)	—	(2,703)
Purchases through employee stock purchase plan	65	1	—	—	536	—	—	—	537
Exercise of stock options	1,269	10	—	—	7,377	—	—	—	7,387
Excess tax benefit from exercise of stock options	—	—	—	—	2,763	—	—	—	2,763
Purchases of common stock	(7,104)	(67)	—	—	(67,774)	—	—	—	(67,841)
Expiration of stock purchase warrants	—	—	—	—	5,100	(5,100)	—	—	—
Amortization of deferred compensation	—	—	—	—	74	—	—	—	74
Other	—	—	—	—	(698)	—	—	—	(698)

Balance as of December 31, 2005	69,162	694	—	—	146,367	—	3,698	142,615	293,374
Net income	—	—	—	—	—	—	—	51,842	51,842
Foreign currency translation adjustments		—	—	—	—	—	7,433	—	7,433
Derivatives valuation, net of tax	—	—	—	—	—	—	(5,401)	—	(5,401)
Exercise of stock options	2,231	20	—	—	19,414	—	—	—	19,434
Excess tax benefit from exercise of stock options	—	—	—	—	6,385	—	—	—	6,385
Compensation expense from stock options	—	—	—	—	6,916	—	—	—	6,916
Purchases of common stock	(1,290)	(13)	—	—	(16,563)	—	—	—	(16,576)

Balance as of December 31, 2006	70,103	$701	—	$—	$162,519	$—	$5,730	$194,457	$363,407

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	December 31,
	2006	2005	2004

Cash flows from operating activities
Net income	$51,842	$28,158	$24,003
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,429	53,317	59,378
Amortization of contract acquisition costs	3,392	3,890	4,631
Provision for doubtful accounts	2,723	(153)	2,526
Loss (gain) on disposal of assets	232	(271)	546
Impairment losses	565	4,711	2,641
Deferred income taxes	(10,526)	(23,003)	(1,698)
Minority interest	1,868	1,542	738
Excess tax benefit from exercise of stock options	—	2,763	1,877
Compensation expense from stock options	6,916	—	—
Other	—	(131)	308
Changes in assets and liabilities:
Accounts receivable	(19,098)	(58,310)	(2,386)
Prepaids and other assets	(11,589)	1,222	2,083
Accounts payable and other accrued expenses	15,347	22,253	25,265
Other liabilities	1,633	5,498	(7,231)

Net cash provided by operating activities	94,734	41,486	112,681
Cash flows from investing activities
Acquisition of a business, net of cash acquired of $0.5 million	(45,802)	—	—
Purchases of property, plant and equipment	(65,528)	(37,606)	(41,677)
Payment for contract acquisition costs	(173)	(2,160)	—
Purchases of intangible assets	(1,510)	(1,587)	—
Other	—	—	(424)

Net cash used in investing activities	(113,013)	(41,353)	(42,101)
Cash flows from financing activities
Proceeds from lines of credit	$468,400	412,500	145,900
Payments on lines of credit	(430,100)	(385,800)	(184,900)
Payments on long-term debt and capital lease obligations	(332)	(155)	(75,358)
Payments of debt refinancing fees	(923)	—	(1,000)
Payment on grant advances	—	—	(5,780)
Payments from minority shareholder	—	640	1,742
Payments to minority shareholder	(2,594)	(3,354)	(3,600)
Payments from employee stock purchase plan	—	537	465
Proceeds from exercise of stock options	19,430	7,387	5,130
Excess tax benefit from exercise of stock options	6,385	—	—
Purchases of treasury stock	(16,576)	(67,841)	(5,609)

Net cash provided by (used in) financing activities	43,690	(36,086)	(123,010)
Effect of exchange rate changes on cash and cash equivalents	2,568	(6,608)	(14,159)

Increase (decrease) in cash and cash equivalents	27,979	(42,561)	(66,589)
Cash and cash equivalents, beginning of year	32,505	75,066	141,655

Cash and cash equivalents, end of year	$60,484	$32,505	$75,066

Supplemental disclosures
Cash paid for interest	$4,089	$733	$9,757

Cash paid for income taxes	$8,746	$22,071	$10,525

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of and for the Years Ended December 31, 2006, 2005 and 2004

(1)  OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

TeleTech Holdings, Inc. (“TeleTech” or “the Company”) serves its clients through two primary businesses: (i) Business Process Outsourcing (“BPO”), which provides outsourced business process, customer management and marketing services for a variety of industries via operations in the United States (“U.S.”), Argentina, Australia, Brazil, Canada, China, England, Germany, India, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore and Spain; and (ii) Database Marketing and Consulting, which provides outsourced database management, direct marketing and related customer acquisition and retention services for automotive dealerships and manufacturers in North America.

Basis of Presentation

The consolidated financial statements are comprised of the accounts of TeleTech, its wholly owned subsidiaries and its majority owned subsidiaries Percepta, LLC and TeleTech Services (India) Limited. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in 2005 and 2004 have been reclassified in the consolidated financial statements to conform to the 2006 presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S.”) requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s use of accounting estimates is primarily in the areas of (i) forecasting future taxable income for determining whether deferred tax valuation allowances are necessary; (ii) providing for self-insurance reserves, litigation reserves and restructuring reserves; (iii) estimating future estimated cash flows for evaluating the carrying value of long-lived assets including goodwill; and (iv) assessing recoverability of accounts receivable and providing for allowance for doubtful accounts.

Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and derivative instruments. Historically, the losses related to credit risk have been immaterial. The Company regularly monitors its credit risk to mitigate the possibility of current and future exposures resulting in a loss. The Company evaluates the creditworthiness of its clients prior to entering into an agreement to provide services and on an on-going basis as part of the processes for revenue recognition and accounts receivable. The Company does not believe it is exposed to more than a nominal amount of credit risk in its derivative hedging activities, as the counter parties are established, well-capitalized financial institutions.

Fair Value of Financial Instruments

Fair values of cash equivalents and current accounts receivable and payable approximate the carrying amounts because of their short-term nature. Long-term debt carried on the Company’s Consolidated Balance Sheets as of December 31, 2006 and 2005 has a carrying value that approximates its estimated fair value.

Cash and Cash Equivalents

The Company considers all cash and investments with an original maturity of 90 days or less to be cash equivalents.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of and for the Years Ended December 31, 2006, 2005 and 2004

Derivatives

The Company uses forward and option contracts to manage risks generally associated with foreign exchange rate volatility. The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges in accordance with the criteria established in Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

SFAS 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the Company’s Consolidated Balance Sheets as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in Accumulated Other Comprehensive Income, a component of Stockholders’ Equity. SFAS 133 requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 also requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. Based on the criteria established by SFAS 133, all of the Company’s cash flow hedge contracts are deemed effective. The settlement of these derivatives will result in reclassifications from Accumulated Other Comprehensive Income to earnings in the period during which the hedged transactions affect earnings.

While the Company expects that its derivative instruments will continue to meet the conditions for hedge accounting, if the hedges did not qualify as highly effective or if the Company did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected currently in earnings.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Amounts paid for software licenses and third-party-packaged software are capitalized.

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

During the year, the Company evaluates the carrying value of its Delivery Centers in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) to assess whether future operating results are sufficient to recover the carrying costs of these long-lived assets. The Company believes a sufficient period of time, generally two years, is required to establish market presence and build a client base for new or revalued centers in order to access recoverability.

The Company evaluates all centers quarterly, even those in operation less than two years, for other factors which could impact their recoverability. When the operating results of a Delivery Center have

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of and for the Years Ended December 31, 2006, 2005 and 2004

reasonably progressed to a point making it likely that the site will continue to sustain losses in the future, or there is a current expectation that a Delivery Center will be closed or otherwise disposed of before the end of its previously estimated useful life, the Company selects the Delivery Center for further review. For Delivery Centers selected for further review, the Company estimates the future estimated probability-weighted cash flows from operating the Delivery Centers over their useful lives. Significant judgment is involved in projecting future capacity utilization, pricing, labor costs and the estimated useful lives. For impaired Delivery Centers, the Company writes the assets down to their estimated fair market value.

Software Development Costs

The Company accounts for software development costs in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1 “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” which requires that certain costs related to the development or purchase of internal-use software be capitalized. These costs are amortized over the expected useful life of the software. The Company assesses the recoverability of its capitalized software costs, on a quarterly basis, based upon analyses of expected future cash flows of services utilizing the software. Capitalized software costs are included in Property, Plant and Equipment, Net in the accompanying Consolidated Balance Sheets.

Goodwill

Goodwill represents the excess of acquisition costs over the fair value of the net assets acquired in business combinations. Goodwill is tested for impairment at least annually at the reporting units one level below the segment level for the Company in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Impairment, if any, is measured based on the estimated fair value of the reporting unit. The Company determines fair value based on discounted estimated future probability-weighted cash flows although other methods are allowable. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The Company’s policy is to test goodwill for impairment in the fourth quarter of each year unless circumstances indicate an impairment may exist during an intervening period.

Contract Acquisition Costs

Amounts paid to or on behalf of clients to obtain long-term contracts are capitalized and amortized in proportion to the initial expected future revenue from the contract, which in most cases results in straight-line amortization over the life of the contract. These costs are recorded as a reduction to Revenue in accordance with Emerging Issues Task Force (“EITF”) No. 01-09 “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” On a quarterly basis, the Company evaluates the recoverability of these costs based upon evaluations of the individual underlying client contracts’ estimated future cash flows.

Other Intangible Assets

The Company accounts for other intangible assets, which include trademarks, customer relationships and non-compete agreements in accordance with SFAS 142. Definite life intangible assets are amortized on a straight-line basis over the length of the contract or benefit period, which generally ranges from two to 10 years. Impairment, if any, is determined based upon management reviews whereby, estimated undiscounted future cash flows associated with these assets or operations are compared with their carrying value to determine if a write-down to fair value (normally measured by the expected present value technique) is required. Other intangible assets are included in Other Long-term Assets in the accompanying Consolidated Balance Sheets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of and for the Years Ended December 31, 2006, 2005 and 2004

Self Insurance Liabilities

The Company self-insures for certain levels of workers’ compensation, employee health insurance and general liability insurance. The Company records estimated liabilities for these insurance lines based upon analyses of historical claims experience performed by independent actuaries. The most significant assumption the Company makes in estimating these liabilities is that future claims experience will emerge in a similar pattern with historical claims experience. The liabilities related to workers’ compensation and employee health insurance are included in Accrued Employee Compensation and Benefits in the accompanying Consolidated Balance Sheets. The liability for other general liability insurance is included in Other Accrued Expenses in the accompanying Consolidated Balance Sheets

Restructuring Liabilities

SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, instead of upon commitment to a plan. Management assesses the profitability and utilization of the Company’s Delivery Centers on a quarterly basis and in some cases, management has chosen to close under-performing Delivery Centers and complete reductions in force to enhance future profitability.

A significant assumption used in determining the amount of estimated liability for closing Delivery Centers is the estimated liability for future lease payments on vacant centers, which the Company determines based on a third-party broker’s assessment of the Company’s ability to successfully negotiate early termination agreements with landlords and/or to sublease the facility. If the assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, the Company may be required to record additional losses, or conversely, a future gain, in its Consolidated Statements of Operations and Comprehensive Income. The accrual for Restructuring Liabilities is included in Other Accrued Expenses in the accompanying Consolidated Balance Sheets.

Grant Advances

From time to time, the Company has received grants from local or state governments as an incentive to locate Delivery Centers in their jurisdictions. The Company’s policy is to account for grant monies received in advance as a liability and recognize them as income over the life of the grant after it has met the grant conditions set forth in the agreement.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”), which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Gross deferred tax assets may then be reduced by a valuation allowance for amounts that do not satisfy the realization criteria of SFAS 109.

The Company provides for U.S. income taxes expense on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the U.S.

Stock Option Accounting

On January 1, 2006, the Company adopted (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”), applying the modified prospective method. SFAS 123(R) requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of and for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Operations and Comprehensive Income and Comprehensive Income at the fair value of the award on the grant date. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The fair values of all stock options granted by the Company are determined using the Black-Scholes-Merton model (“B-S-M Model”).

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is not the U.S. dollar, are translated at the exchange rates in effect on the last day of the period and income and expenses are translated at the weighted average exchange rate during the reporting period. The net effect of translation gains and losses are recorded in Accumulated Other Comprehensive Income in the accompanying Consolidated Balance Sheets, which is a separate component of Stockholders’ Equity. Foreign currency transaction gains and losses are included in Other Income (Expense) in the accompanying Consolidated Statements of Operations and Comprehensive Income. Intercompany loans are generally treated as permanently invested as settlement is not planned or anticipated in the foreseeable future. Accordingly, such foreign currency transactions are recorded in Accumulated Other Comprehensive Income.

Revenue Recognition

The Company recognizes revenue at the time services are performed. The Company’s BPO business recognizes revenue as follows:

Production Rate — Revenue is recognized based on the billable hours or minutes of each agent, as defined in the client contract. The rate per billable hour or minute is based on a predetermined contractual rate. This contractual rate can fluctuate based on the Company’s performance against certain pre-determined criteria related to quality and performance.

Performance-based — Under performance-based arrangements, the Company is paid by its clients based on achievement of certain levels of sales or other client-determined criteria specified in the client contract. The Company recognizes performance-based revenue by measuring its actual results against the performance criteria specified in the contracts. Amounts collected from clients prior to the performance of services are recorded as deferred revenue.

Hybrid — Under hybrid models the Company is paid a fixed fee or production element as well as a performance-based element.

Certain client programs provide for adjustments to monthly billings based upon whether the Company meets or exceeds certain performance criteria as set forth in the contract. Increases or decreases to monthly billings arising from such contract terms are reflected in Revenue in the accompanying Consolidated Statements of Operations and Comprehensive Income, as earned or incurred.

In addition, the Company’s Database and Marketing Segment enters into certain client contracts in which the contractual billing periods do not coincide with the periods over which the services are provided. In those instances, the Company recognizes Revenue straight-line over the life of the contract.

Start-Up Training Revenue and Costs

The Company follows EITF No. 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which provides guidance on how to account for multiple element contracts. The Company has determined that EITF 00-21 requires the deferral of revenue for the initial training that occurs upon commencement of a new client contract if that training is billed separately to a client. Accordingly, the

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of and for the Years Ended December 31, 2006, 2005 and 2004

corresponding training costs, consisting primarily of labor and related expenses, are also deferred. In these circumstances, both the training revenue and costs are amortized straight-line over the life of the client contract as a component of Revenue and Cost of Services, respectively, in the accompanying Consolidated Statements of Operations and Comprehensive Income. In situations where these initial training costs are not billed separately, but rather included in the hourly service rates paid by the client over the life of the contract, no deferral is necessary as the revenue is being recognized over the life of the contract and the associated training expenses are expensed as incurred.

The deferred Start-Up Training Revenue is recorded as a component of Other Short-term Liabilities or Other Long-term liabilities in the accompanying Consolidated Balance Sheets based upon the remaining term of the underlying client contracts.

The deferred Start-Up Training Costs are recorded as a component of Prepaids and Other Current Assets or Other Long-term Assets in the accompanying Consolidated Balance Sheets based upon the remaining term of the underlying client contracts.

Deferred Revenue

The Company records amounts billed and received, but not earned, as deferred revenue. These amounts are recorded as a component of Other Short-term Liabilities or Other Long-term Liabilities based on their maturity in the accompanying Consolidated Balance Sheets.

Operating Leases

The Company has negotiated certain rent holidays, landlord/tenant incentives and escalations in the base price of the rent payments over the term of their operating leases. In accordance with SFAS No. 13 “Accounting for Leases,” Financial Accounting Standards Board (“FASB”) Technical Bulletin 88-1 “Issues Relating to Accounting for Leases,” and FASB Technical Bulletin 85-3 “Accounting for Operating Leases with Scheduled Rent Increases,” the Company recognizes rent holidays and rent escalations on a straight-line basis over the lease term. The landlord/tenant incentives are recorded as deferred rent and amortized on a straight line over the lease term. Deferred rent liabilities are included in Other Long-term Liabilities in the accompanying Consolidated Balance Sheets.

Net Income Per Share

Basic Net Income per Share is computed by dividing the Company’s Consolidated Net Income by the weighted average number of common shares outstanding. The impact of any potentially dilutive securities is excluded. Diluted Net Income per Share is computed by dividing the Company’s Consolidated Net Income by the weighted average number of shares including dilutive potential common shares outstanding during the period.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 is effective as of the beginning of the first annual period beginning after December 15, 2006. FIN 48 defines the threshold for recognizing the tax benefits of a tax return filing position in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This is different than the accounting practice currently followed by the Company, which is to recognize the best estimate of the impact of a tax position only when the position is “probable” of being sustained on audit based solely on the technical merits of the position. The term “probable” is consistent with the use of the term in SFAS No. 5 “Accounting for Contingencies,” to mean that “the future event or events are likely to occur.” See Note 10 for further discussion on the Company’s review of this recently issued pronouncement.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of and for the Years Ended December 31, 2006, 2005 and 2004

(2)  ACQUISITIONS

On June 30, 2006, the Company acquired 100 percent of the outstanding common shares of Direct Alliance Corporation (“DAC”) from Insight Enterprises, Inc. (NASDAQ: NSIT). DAC is a provider of outsourced direct marketing services to third parties in the U.S. and its acquisition is consistent with the Company’s strategy to grow and to focus on providing outsourced marketing, sales and BPO solutions to large multinational clients. DAC is included in the Company’s North American BPO segment.

The preliminary total purchase price of $46.4 million in cash was funded utilizing the Company’s Credit Facility. The purchase agreement provides for the seller to (i) receive a future payment of up to $11.0 million based upon the earnings of DAC for the last six months of 2006 exceeding specified amounts and (ii) pay the Company up to $5.0 million in the event certain clients of DAC do not renew, on substantially similar terms, their service agreement with DAC as set forth in the purchase agreement. DAC did not meet the base targets for 2006 and therefore no adjustment to the purchase price was made for the first item. In addition, a contract with an existing client has not been finalized and therefore no adjustment to the purchase price has been made for the second item.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed was based upon the Company’s intention to make a 338 election for income tax reporting for the acquisition of DAC and was as follows (amounts in thousands):

Current assets	$14,548
Property, plant and equipment	4,410
Intangible assets	9,100
Goodwill	24,438

Total assets acquired	52,496
Current liabilities	(6,123)

Total liabilities assumed	(6,123)

Net assets acquired	$46,373

The Company acquired identifiable intangible assets as a result of the acquisition of DAC. The intangible assets acquired, excluding costs in excess of net assets acquired, are preliminarily classified and valued as follows (amounts in thousands):

	Value	Amortization Period

Trade name	$1,800	None; indefinite life
Customer relationships	7,300	10 years

Total	$9,100

These amounts are included as components of Other Intangible Assets discussed in Note 8.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of and for the Years Ended December 31, 2006, 2005 and 2004

The following table presents the pro-forma combined results of operations assuming (i) DAC’s historical unaudited financial results; (ii) the DAC acquisition closed on January 1, 2005; (iii) pro-forma amortization expense of the intangible assets and (iv) pro-forma interest expense assuming the Company utilized its Credit Facility to finance the acquisition (amounts in thousands):

	(Unaudited)
	Year Ended December 31,
	2006	2005

Revenue	$1,245,392	$1,164,116
Income from operations	$73,506	$39,237
Net income	$52,432	$31,623

Weighted average shares outstanding
Basic	69,184	72,121
Diluted	70,615	73,631

Net income per share
Basic	$0.76	$0.44
Diluted	$0.74	$0.43

The pro-forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisition had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies.

(3)  SEGMENT INFORMATION

The Company serves its clients through two primary businesses, BPO and Database Marketing and Consulting. In previous filings the North American BPO segment was referred to as “North American Customer Management” and the International BPO segment was referred to as “International Customer Management.”

BPO provides business process, customer management and marketing services for a variety of industries via Delivery Centers throughout the world. When the Company begins operations in a new country, it determines whether the country is intended to primarily serve U.S. based clients, in which case the country is included in the North American BPO segment, or if the country is intended to serve both domestic clients from that country and U.S. based clients, in which case the country is included in the International BPO segment. This is consistent with the Company’s management of the business, internal financial reporting structure and operating focus. Operations for each segment of BPO are conducted in the following countries:

North American BPO	International BPO
United States	Argentina
Canada	Australia
India	Brazil
Philippines	China
England
Germany
Malaysia
Mexico
New Zealand
Northern Ireland
Scotland
Singapore
Spain

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of and for the Years Ended December 31, 2006, 2005 and 2004

The Database Marketing and Consulting segment, which consists of one of the Company’s subsidiaries, provides outsourced database management, direct marketing and related customer acquisitions and retention services for automobile dealerships and manufacturers in North America.

The Company allocates to each segment its portion of corporate-level operating expenses. All intercompany transactions between the reported segments for the periods presented have been eliminated.

It is a significant Company strategy to garner additional business through the lower cost opportunities offered by certain foreign countries. Accordingly, the Company contracts with certain clients in one country to provide services from Delivery Centers in other foreign countries including Argentina, Brazil, Canada, India, Mexico, Malaysia and the Philippines. Under this arrangement, the contracting subsidiary invoices and collects from their local client, while also entering into a contract with the foreign operating subsidiary to reimburse the foreign subsidiary for its costs plus a reasonable profit. This reimbursement is reflected as revenue by the foreign subsidiary. As a result, a portion of the revenue from these client contracts is recorded by the contracting subsidiary, while a portion is recorded by the foreign operating subsidiary. For U.S. clients served from Canada, India and the Philippines, which represents the majority of these arrangements, all the revenue remains within the North American BPO segment. For U.S. clients served from Argentina and Mexico, a portion of the revenue is reflected in the International BPO segment. For European and Asia Pacific clients served from the Philippines, a portion of the revenue is reflected in the North American BPO segment. For the years ended December 31, 2006, 2005 and 2004, approximately $7.4 million, $2.2 million and $2.9 million, respectively, of income from operations in the International BPO segment was generated from these arrangements. For the years ended December 31, 2006, 2005 and 2004, approximately $0.2 million, $0.0 million and $0.0 million, respectively, of income from operations in the North American BPO segment was generated from these arrangements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of and for the Years Ended December 31, 2006, 2005 and 2004

The following tables present certain financial data by segment (amounts in thousands):

	As of and for the
	Year Ended December 31,
	2006	2005	2004

Revenue
North American BPO	$814,963	$678,803	$638,359
International BPO	356,106	325,038	315,938
Database Marketing and Consulting	40,228	82,832	98,393

Total	$1,211,297	$1,086,673	$1,052,690

Depreciation and amortization
North American BPO	$26,730	$26,806	$32,175
International BPO	17,205	16,963	17,313
Database Marketing and Consulting	7,494	9,548	9,890

Total	$51,429	$53,317	$59,378

Income from operations
North American BPO	$86,642	$62,675	$58,580
International BPO	1,583	(21,814)	(18,414)
Database Marketing and Consulting	(15,380)	(9,325)	8,302

Total	$72,845	$31,536	$48,468

Capital expenditures
North American BPO	$45,777	$22,046	$20,072
International BPO	18,149	12,201	17,741
Database Marketing and Consulting	1,602	3,359	3,864

Total	$65,528	$37,606	$41,677

Assets
North American BPO	$382,034	$278,221	$240,925
International BPO	243,374	196,294	196,207
Database Marketing and Consulting	33,308	47,657	59,663

Total	$658,716	$522,172	$496,795

Goodwill, net
North American BPO	$36,261	$11,446	$11,446
International BPO	8,612	7,270	5,806
Database Marketing and Consulting	13,361	13,361	13,361

Total	$58,234	$32,077	$30,613

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of and for the Years Ended December 31, 2006, 2005 and 2004

The following tables present certain financial data based upon the geographic location where the services are provided or the assets are physically located (amounts in thousands):

	As of and for the
	Year Ended December 31,
	2006	2005	2004

Revenue
United States	$442,363	$471,645	$486,216
Asia Pacific	250,032	185,511	169,162
Canada	205,692	199,947	186,486
Europe	141,550	123,042	119,091
Latin America	171,660	106,528	91,735

Total	$1,211,297	$1,086,673	$1,052,690

Property, plant and equipment, gross
United States	$261,415	$247,008	$231,728
Asia Pacific	86,948	65,687	56,971
Canada	57,579	56,701	52,833
Europe	15,615	24,879	23,363
Latin America	66,863	51,825	41,198

Total	$488,420	$446,100	$406,093

Other long-term assets
United States	$18,138	$5,496	$7,023
Asia Pacific	2,515	1,673	136
Canada	4,612	3,864	138
Europe	873	3,410	2,001
Latin America	2,894	635	3,672

Total	$29,032	$15,078	$12,970

(4)  ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENTS

Accounts Receivable, Net

Accounts Receivable, Net in the accompanying Consolidated Balance Sheets consists of the following (amounts in thousands):

	December 31,
	2006	2005

Accounts receivable	$242,073	$210,512
Less: Allowance for doubtful accounts	(4,720)	(3,422)

Accounts receivable, net	$237,353	$207,090

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of and for the Years Ended December 31, 2006, 2005 and 2004

Activity in the Company’s Allowance for Doubtful Accounts consists of the following (amounts in thousands):

	Year Ended December 31,
	2006	2005	2004

Balance, beginning of year	$3,422	$3,997	$4,702
Provision for doubtful accounts	2,723	(153)	2,526
Deductions for uncollectible receivables written-off	(1,425)	(422)	(3,231)

Balance, end of year	$4,720	$3,422	$3,997

Significant Clients

The Company had one client that contributed in excess of 10% of total revenue for the year ended December 31, 2006, which operates in the communications industry. The Company had two clients that contributed in excess of 10% of total revenue for the years ended December 31, 2005 and 2004, both of which operated in the communications industry. The revenue from these clients as a percentage of total revenue was as follows:

	Year Ended December 31,
	2006	2005	2004

Client A	16%	17%	18%
Client B	7%	10%	13%

Accounts receivable from these clients was as follows (amounts in thousands):

	December 31,
	2006	2005

Client A	$30,862	$34,657
Client B	$10,731	$18,488

The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs ongoing credit evaluations of its clients and maintains allowances for uncollectible accounts. Although the Company is impacted by economic conditions in the communications and media, automotive, financial services and government services industries, management does not believe significant credit risk exists as of December 31, 2006.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of and for the Years Ended December 31, 2006, 2005 and 2004

(5)  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (amounts in thousands):

	December 31,
	2006	2005

Land and buildings	$31,530	$30,158
Computer equipment and software	230,493	217,655
Telephone equipment	59,800	55,961
Furniture and fixtures	51,782	54,337
Leasehold improvements	107,953	84,893
Construction-in-progress	6,672	1,890
Other	190	1,206

Property, plant and equipment, gross	488,420	446,100
Less: Accumulated depreciation and amortization	(332,373)	(312,465)

Property, plant and equipment, net	$156,047	$133,635

Depreciation and amortization expense for property, plant and equipment was $50.3 million, $53.6 million and $59.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In addition, the Company had $4.8 million and $7.0 million of unamortized Software Development Costs as of December 31, 2006 and 2005, respectively. Amortization expense for Software Development Costs was $4.5 million, $6.2 million and $6.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, which is included in the depreciation and amortization expense for property, plant and equipment discussed above.

(6)  GOODWILL

Goodwill consisted of the following (amounts in thousands):

			Foreign
	December 31,		Currency	December 31,
	2005	Additions	Impact	2006

North American BPO	$11,446	$24,804	$11	$36,261
International BPO	7,270	1,144	198	8,612
Database Marketing and Consulting	13,361	—	—	13,361

Total	$32,077	$25,948	$209	$58,234

(7)  CONTRACT ACQUISITION COSTS

Contract acquisition costs, net consisted of the following (amounts in thousands):

	December 31,
	2006	2005

North American BPO	$23,811	$23,811
Database Marketing and Consulting	2,160	2,160

Contract acquisition costs, gross	25,971	25,971
Less: Accumulated amortization	(16,297)	(13,097)

Contract acquisition costs, net	$9,674	$12,874

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of and for the Years Ended December 31, 2006, 2005 and 2004

Amortization expense related to contract acquisition costs was $3.4 million, $3.9 million and $4.6 million for the years ended December 31, 2006, 2005 and 2004, respectively and is recorded as a reduction to Revenue in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Expected future amortization of contract acquisition costs is as follows (amounts in thousands):

2007	$2,690
2008	2,107
2009	2,107
2010	1,403
2011	1,262
Thereafter	105

Total	$9,674

(8)  OTHER INTANGIBLE ASSETS

Other intangible assets, net consisted of the following amounts by segment (amounts in thousands):

	December 31,
	2006	2005

North American BPO	$9,100	$376
International BPO	4,504	4,107
Database Marketing and Consulting	120	120

Other intangible assets, gross	13,724	4,603
Less: Accumulated amortization	(2,904)	(1,940)

Other intangible assets, net	$10,820	$2,663

The detail of the balance between assets with indefinite lives and those with definite lives are as follows (amounts in thousands):

	December 31,
	2006	2005

Other intangible assets with indefinite lives	$1,800	$—
Other intangible assets with definite lives, net	9,020	2,663

Other intangible assets, net	$10,820	$2,663

Amortization expense related to other intangible assets was $1.2 million, $1.0 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively and is recorded as a component of depreciation and amortization in the accompany consolidated statements of operations and comprehensive income.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of and for the Years Ended December 31, 2006, 2005 and 2004

Expected future amortization of Other Intangible Assets is as follows (amounts in thousands):

2007	$1,524
2008	1,504
2009	1,246
2010	730
2011	730
Thereafter	3,286

Total	$9,020

(9)  DERIVATIVES

The Company conducts a significant portion of its business in currencies other than the U.S. dollar, the currency in which the consolidated financial statements are reported. Correspondingly, the Company’s operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. The Company’s subsidiaries in Argentina, Canada, Mexico and the Philippines use the local currency as their functional currency in addition to paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars. To hedge against the risk of a weaker U.S. dollar, the Company’s U.S. entity has contracted on behalf of its foreign subsidiaries with several financial institutions to acquire (utilizing forward, non-deliverable forward and/or option contracts) the functional currency of the foreign subsidiary at a fixed U.S. dollar exchange rate at specific dates in the future. The Company pays up-front premiums to obtain option hedge instruments.

While the Company has implemented certain strategies to mitigate risks related to the impact of fluctuations in currency exchange rates, it cannot ensure that it will not recognize gains or losses from international transactions, as this is part of transacting business in an international environment. Not every exposure is or can be hedged and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts which may vary or which may later prove to be inaccurate. Failure to successfully hedge or anticipate currency risks properly could adversely affect the Company’s operating results.

As of December 31, 2006, the notional amount of these derivative instruments is summarized as follows (amounts in thousands):

	Local		Dates
	Currency	U.S. Dollar	Contracts
	Amount	Amount	are Through

Canadian Dollar	167,300	$150,601	June 2010
Philippine Peso	2,580,000	50,466	October 2008
Argentine Peso	53,000	16,694	October 2008
Mexican Peso	33,000	3,010	June 2007

		$220,771

These derivatives, including option premiums, are classified as Prepaids and Other Current Assets of $2.9 million and $6.8 million; Other Long-term Assets of $0.6 million and $0.6 million; Accrued Expenses of $3.2 million and $0.0 million and Other Long-term Liabilities of $3.3 million and $0.0 million as of December 31, 2006 and 2005, respectively.

The Company recorded deferred tax assets (liabilities) of $1.5 million and ($1.9) million related to these derivatives as of December 31, 2006 and 2005, respectively. A total of ($2.4) million and $3.0 million of

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of and for the Years Ended December 31, 2006, 2005 and 2004

deferred (losses) gains, net of tax, on derivative instruments as of December 31, 2006 and 2005, respectively, were recorded in Accumulated Other Comprehensive Income in the accompanying Consolidated Balance Sheets.

During the years ended December 31, 2006, 2005 and 2004, the Company recorded gains of $6.3 million, $5.7 million and $7.6 million, respectively, for settled hedge contracts and the related premiums. These are reflected in Revenue in the accompanying Consolidated Statements of Operations and Comprehensive Income.

The Company also entered into a foreign exchange forward contract to reduce the short-term effect of foreign currency fluctuations related to a $19.2 million intercompany note payable from its Canadian subsidiary to a U.S. subsidiary. The gains and losses on this foreign exchange contract offset the transaction gains and losses on this foreign currency obligation. These gains and losses are recognized in earnings as the Company elected not to classify the hedge for hedge accounting treatment. The value of this contract was $0.3 million and $0.1 million as of December 31, 2006 and 2005, respectively and is recorded as a component of Prepaids and Other Current Assets in the accompanying Consolidated Balance Sheets.

(10)  INCOME TAXES

The sources of pre-tax accounting income, after accounting for minority interest earnings, are as follows (amounts in thousands):

	Year Ended December 31,
	2006	2005	2004

Domestic	$22,628	$19,453	$12,811
Foreign	43,890	11,221	20,656

Total	$66,518	$30,674	$33,467

The components of the Company’s provision for income taxes are as follows (amounts in thousands):

	Year Ended December 31,
	2006	2005	2004

Current provision (benefit)
Federal	$11,046	$18,154	$11,899
State	1,336	2,075	1,547
Foreign	12,820	5,290	(2,284)

Total current provision (benefit)	25,202	25,519	11,162

Deferred benefit
Federal	(4,950)	(19,097)	(489)
State	(434)	(2,182)	(64)
Foreign	(5,142)	(1,724)	(1,145)

Total deferred benefit	(10,526)	(23,003)	(1,698)

Total provision for income taxes	$14,676	$2,516	$9,464

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of and for the Years Ended December 31, 2006, 2005 and 2004

The following reconciles the Company’s effective tax rate (after minority interest) to the federal statutory rate (amounts in thousands):

	Year Ended December 31,
	2006	2005	2004

Income tax per U.S. federal statutory rate (35%)	$23,281	$10,736	$11,713
State income taxes, net of federal deduction	275	1,046	963
Change in U.S., Spain, Brazil and Argentina valuation allowances	(5,639)	(12,165)	(4,678)
Benefit of not recording deferred tax expense due to valuation allowance	—	—	(5,076)
Foreign income taxed at different rates than the U.S.	(4,064)	(1,317)	(1,061)
Record increase to deferred tax assets due to implementation of tax planning strategies	(3,300)	—	—
Losses in international markets without tax benefits	836	2,546	2,484
Permanent difference related to foreign exchange gains	404	(3,855)	3,116
Tax cost of Domestic Reinvestment Plan	—	3,695	—
Other permanent differences	334	4,076	2,126
Other	2,549	(2,246)	(123)

Income tax per effective tax rate	$14,676	$2,516	$9,464

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of and for the Years Ended December 31, 2006, 2005 and 2004

The Company’s deferred income tax assets and liabilities are summarized as follows (amounts in thousands):

	December 31,
	2006	2005

Deferred tax assets, gross
Accrued workers compensation, deferred compensation and employee benefits	$6,647	$5,284
Allowance for doubtful accounts, insurance and other accruals	6,985	7,618
Depreciation and amortization	24,202	15,542
Amortization of deferred rent liabilities	2,357	2,005
Net operating losses	21,179	10,961
Customer acquisition and deferred revenue accruals	4,238	2,969
Federal and state tax credits	1,986	2,228
Unrealized losses on derivatives	1,518	—
Other	6,655	7,576

Total deferred tax assets, gross	75,767	54,183
Valuation allowances	(18,970)	(10,572)

Total deferred tax assets, net	56,797	43,611
Deferred tax liabilities
Long-term lease obligations	(1,848)	—
Unrealized gains on derivatives	—	(1,859)
Capitalized software	(1,974)	(2,647)
Contract acquisition costs	(1,933)	(2,362)
Other	(1,295)	(2,509)

Total deferred tax liabilities	(7,050)	(9,377)

Net deferred tax assets	$49,747	$34,234

As required by SFAS 109, the Company periodically reviews the likelihood that deferred tax assets will be realized in future tax periods under the “more-likely-than-not” criteria. In making this judgment, SFAS 109 requires that all available evidence, both positive and negative, should be considered to determine whether, based on the weight of that evidence, a valuation allowance is required.

The net change in valuation allowance for the year is an increase of $8.4 million. In 2006, as the Company was able to estimate its deferred tax assets in the United Kingdom, the Company recorded a deferred tax asset, and established an offsetting valuation allowance of $15.3 million, for a net impact of zero. In addition, the Company recorded $0.8 million for deferred tax assets in India, which do not meet the “more likely than not” criteria of FAS 109. Also during the fourth quarter, due to a increased profitability in Argentina leading to a change in judgment concerning the recoverability of deferred tax assets in Argentina, the Company reversed the remaining $0.5 million of its deferred tax valuation allowance in that jurisdiction. For similar reasons, the Company reached the decision during the second quarter of 2006, that it was appropriate to reverse $0.7 million of the valuation allowance in Argentina and $4.5 million of valuation allowance for Spain. This change in judgment occurring during the second and fourth quarters of 2006 was due to what management considered sufficient positive evidence suggesting that there will be sufficient taxable income in future periods to realize deferred tax assets in those jurisdictions. The factors leading to this change in judgment included (i) renewal or signing of new multi-year contracts

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of and for the Years Ended December 31, 2006, 2005 and 2004

during the fourth quarter that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures, (ii) a positive and sustainable trend in earnings and three cumulative years of book and taxable income exclusive of the circumstances that created the losses in prior year and (iii) evidence that the loss in prior year was an aberration rather than a continuing condition (e.g., a large client initially not providing contractual volumes for a Dedicated Delivery Center). The remaining decrease of $2.0 million is the result of numerous items including the expiration of tax loss and tax credit carryforwards and the reconciliation of actual results to accounting estimates.

As of December 31, 2006 the Company has approximately $32.0 million of net deferred tax assets in the U.S. and $17.7 million of net deferred tax assets related to certain international locations whose recoverability is dependent upon their future profitability. As of December 31, 2006 the deferred tax valuation allowance is $19.0 million and relates primarily to tax loss carry forwards and other deferred tax assets in the U.K. and India and state tax credits which do not meet the “more-likely-than-not” standard under SFAS 109. The utilization of these state tax credits are subject to numerous factors including various expiration dates, generation of future taxable income over extended periods of time and state income tax apportionment factors which are subject to change.

As required by SFAS 109, when there is a change in judgment concerning the recovery of deferred tax assets in future periods, the valuation allowance is reversed into earnings during the quarter in which the change in judgment occurred.

As of December 31, 2006, after consideration of all tax loss and tax credit carry back opportunities, the Company had net foreign tax loss carry forwards expiring as follows (amounts in thousands):

2007	$2,712
2008-2012	5,938
2016	—
2017	8,710
2018	720
2020	3,710
2021	5,719
No expiration	35,149

Total	$62,658

As of December 31, 2006, domestically, the Company has $9.4 million of federal tax loss carryforwards and state tax credit carryforwards of $2.0 million that if unused will expire between 2007 and 2013.

As of December 31, 2006 the cumulative amount of foreign earnings considered permanently invested and not repatriated was $52.3 million. If these earnings become taxable in the U.S., some portion of them would be subject to incremental U.S. income tax expense and foreign withholding tax expense.

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and India. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export related activities. In the Philippines, the Company has been granted three separate agreements for a five year period, expiring at various times during 2009 and 2010. Also, the Company’s joint venture in India is party to a five-year agreement granting a Tax Holiday expiring in 2009. The aggregate effect on income tax expense in 2006 as a result of these agreements was approximately $2.8 million.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of and for the Years Ended December 31, 2006, 2005 and 2004

In June 2006, the Financial Accounting Standards Board issued FIN 48. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded as a change to opening retained earnings in the first quarter of 2007. The Company expects that the adoption of FIN 48 will not have a significant impact on the Company’s consolidated financial position, results of operations and effective tax rate. The Company will record an adjustment to reduce opening retained earnings by up to $4.0 million.

(11)  RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

A rollforward of the activity in the Company’s restructuring accruals for the years ended December 31, 2006 and 2005 follows:

	Closure of
	Delivery	Reduction
	Centers	in Force	Total

Balance as of December 31, 2004	$599	$233	$832
Expense	682	2,139	2,821
Payments	(193)	(1,145)	(1,338)
Reversal of unused balances	—	(148)	(148)

Balance as of December 31, 2005	1,088	1,079	2,167
Expense	801	1,057	1,858
Payments	(747)	(1,772)	(2,519)
Reversal of unused balances	(55)	(173)	(228)

Balance as of December 31, 2006	$1,087	$191	$1,278

During the year ended December 31, 2006, the Company recognized restructuring charges in the amount of $1.1 million related to reductions in force across all three segments and facility exit charges in the amount of $0.8 million related to its International BPO segment. This was offset by the reversal of $0.2 million in excess accruals across both BPO segments as the actual costs incurred were less than the estimated accrual.

During the year ended December 31, 2005, the Company recognized restructuring charges in the amount of $2.1 million related to reductions in force across both BPO segments and facility exit charges in the amount of $0.7 million related to both BPO segments. This was offset by the reversal of $0.1 million in the North American BPO as the actual costs incurred were less than the estimated accrual.

Impairment Losses

During the year ended December 31, 2006, the Company recognized impairment losses of $0.6 million related to the following items: (i) $0.4 million related to the reduction of the net book value of long-lived assets in New Zealand, Malaysia and India to their then estimated fair values; and (ii) $0.2 million for the difference between the estimated and the actual value received for assets in the closed South Korea Delivery Center.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of and for the Years Ended December 31, 2006, 2005 and 2004

During the year ended December 31, 2005, the Company recognized impairment losses in the amount of $4.7 million related to the following items: (i) $2.1 million change in the International BPO related to its decision to close the Glasgow, Scotland Delivery Center; (ii) $2.0 million charge in the International BPO related to the impairment of long-lived assets in its South Korea Delivery Center when the Company determined that it would no longer serve clients from, or market, that Delivery Center; and (iii) a $0.6 million impairment charge in the North American BPO related to its decision to exit a lease early and to discontinue use of certain software.

(12)  INDEBTEDNESS

During the third quarter 2006, the Company refinanced its credit facility (“Credit Facility”) with a syndication of banks. This Credit Facility permits the Company to borrow up to $150 million, with an option to increase the borrowing limit to a maximum of $225 million (subject to approval by the lenders) at any time up to 90 days prior to maturity of the Credit Facility on September 27, 2011. The Company may request a one year extension of the maturity date, subject to unanimous approval by the lenders. The Credit Facility is secured by the majority of the Company’s domestic accounts receivable and a pledge of 65% of the capital stock of specified material foreign subsidiaries. The Company’s domestic subsidiaries are guarantors under the Credit Facility.

In the fourth quarter of 2006, the Company exercised its option to increase the borrowing limit of the Credit Facility to $180 million. The Credit Facility, which includes customary financial covenants, may be used for general corporate purposes, including working capital, purchases of treasury stock and acquisition financing. As of December 31, 2006, the Company was in compliance with all financial covenants. The Credit Facility accrues interest at a rate based on either (1) the Prime Rate, defined as the higher of the lender’s prime rate or the Federal Funds Rate plus 0.50%, or (2) the London Interbank Offered Rate (“LIBOR”) plus an applicable credit spread, at the Company’s option. The interest rate will vary based on the Company’s leverage ratio as defined in the Credit Facility. As of December 31, 2006, interest accrued at the weighted-average rate of approximately 5.925%. In addition, the Company is obligated to pay commitment fees on the unused portion of the Credit Facility, at a rate of 0.125% per annum. As of December 31, 2006 and 2005, the Company had outstanding borrowings under the Credit Facility of $65.0 million and $26.7 million, respectively. The Company’s borrowing capacity is reduced by the letters of credit issued under the Credit Facility. The unused commitment under the Credit Facility was $104.2 million as of December 31, 2006.

(13)  GRANT ADVANCES

During the ordinary course of business, the Company receives grants from certain regional authorities in areas where the Company has Delivery Centers. These grants contain provisions whereby they are earned when the Company achieves certain milestones, the majority of which relate to the hiring and retaining of employees and certain capital expenditures. The Company records liabilities for funds it has received but for which it has not earned. The liability recorded at December 31, 2006 and 2005 was $8.0 million and $6.5 million, respectively and relates primarily to one grant in the International BPO. This amount is due in 2012 if the terms of the grant have not been met.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of and for the Years Ended December 31, 2006, 2005 and 2004

(14)  START-UP TRAINING REVENUE AND COSTS

Start-Up Training Deferred Revenue in the accompanying Consolidated Balance Sheets consist of the following (amounts in thousands):

	December 31,
	2006	2005

Deferred start-up revenue — current	$6,616	$4,852
Deferred start-up revenue — long-term	5,936	3,660

Total deferred start-up revenue	$12,552	$8,512

The Company recognized Start-Up Training Revenue as follows (amounts in thousands):

	Year Ended December 31,
	2006	2005	2004

Balance, beginning of year	$8,512	$3,451	$3,867
Net deferred revenue recognized:
Amounts deferred due to new business	9,432	6,583	3,139
Amortization of prior period deferrals	(5,418)	(1,921)	(3,154)

Total net deferred revenue recognized	4,014	4,662	(15)
Foreign currency impact	26	399	(401)

Balance, end of year	$12,552	$8,512	$3,451

Start-Up Training Deferred Costs in the accompanying Consolidated Balance Sheets consist of the following (amounts in thousands):

	December 31,
	2006	2005

Deferred start-up costs — current	$2,865	$2,502
Deferred start-up costs — long-term	2,344	1,133

Total deferred start-up costs	$5,209	$3,635

The Company recognized Start-Up Training Costs as follows (amounts in thousands):

	Year Ended December 31,
	2006	2005	2004

Balance, beginning of year	$3,635	$1,306	$1,545
Net deferred costs recognized:
Amounts deferred due to new business	4,208	3,212	1,281
Amortization of prior period deferrals	(2,633)	(1,082)	(1,440)

Total net deferred costs recognized	1,575	2,130	(159)
Foreign currency impact	(1)	199	(80)

Balance, end of year	$5,209	$3,635	$1,306

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of and for the Years Ended December 31, 2006, 2005 and 2004

(15)  COMMITMENTS AND CONTINGENCIES

Leases

The Company has various operating leases for equipment, Delivery Centers and office space, which generally contain renewal options. Rent expense under operating leases was approximately $45.3 million, $39.8 million and $38.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The future minimum rental payments required under non-cancelable operating leases as of December 31, 2006 are as follows (amounts in thousands):

2007	$25,840
2008	20,858
2009	16,779
2010	14,399
2011	10,893
Thereafter	34,613

Total	$123,382

In addition, the Company records operating lease expenses on a straight-line basis over the life of the lease as described in Note 1. The deferred lease liability as of December 31, 2006 and 2005 was $8.4 million and $7.8 million, respectively and is included in Other Long-Term Liabilities in the accompanying Consolidated Balance Sheets.

Letters of Credit

As of December 31, 2006 outstanding letters of credit and other performance guarantees totaled approximately $14.0 million, which primarily guarantee workers’ compensation, other insurance related obligations and facility leases.

Guarantees

The Company’s Credit Facility is guaranteed by all of the Company’s domestic subsidiaries.

Ford Agreement

Under an agreement with Ford, the Company has the right to require Ford to purchase its interest in the operations providing BPO services to Ford at fair market value at any time after December 31, 2004. Ford also has the right to require the Company to sell its interest at fair market value at any time after December 31, 2004. The Company does not intend to require Ford to purchase its interest and we have not received any notice from Ford indicating an interest on their part to purchase the Company’s interest.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of and for the Years Ended December 31, 2006, 2005 and 2004

(16)  NET INCOME PER SHARE

The following table sets fourth the computation of basic and diluted net income per share for the periods indicated:

	Year Ended December 31,
	2006	2005	2004

Shares used in basic earnings per share calculation	69,184	72,121	74,751
Effects of dilutive securities:
Stock options	1,431	1,510	1,358

Total effects of dilutive securities	1,431	1,510	1,358

Shares used in dilutive earnings per share calculation	70,615	73,631	76,109

For the years ended December 31, 2006, 2005 and 2004, 0.5 million, 3.2 million and 3.6 million, respectively, of options to purchase shares of common stock were outstanding but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. The Company has also excluded the impact of outstanding warrants, as the impact would be anti-dilutive for all periods presented.

(17)  EMPLOYEE COMPENSATION PLANS

Employee Benefit Plan

The Company has two 401(k) profit-sharing plans that allow participation by employees who have completed six months of service, as defined and are 21 years of age or older. Participants may defer up to 15% of their gross pay up to a maximum limit determined by U.S. federal law. Participants are also eligible for a matching contribution, at the Company’s discretion, of 50% of the first 6% of compensation a participant contributes to the plan. Participants vest in matching contributions over a four-year period. Company matching contributions to the 401(k) plans totaled $1.2 million, $1.1 million and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively

Employee Stock Purchase Plan

In July 1996, the Company adopted an employee stock purchase plan (the “ESPP”). Pursuant to the ESPP, as amended, an aggregate of 1,000,000 shares of common stock of the Company were available for issuance under the ESPP. Employees were eligible to participate in the ESPP after three months of service. In May 2004, the Company amended the ESPP to increase the number of shares available for issuance under the ESPP to 2,500,000 shares. The price per share purchased in any offering period is equal to the lesser of 85% of the fair market value of the common stock on the first day of the offering period or on the purchase date. The offering periods have a term of six months. In 2005, the Company elected to terminate the ESPP effective October 15, 2005. Stock purchased under the plan for the years ended December 31, 2005 and 2004 were $0.5 million and $0.5 million, respectively.

Stock Compensation Plans

Overview

In February 1999, the Company adopted the TeleTech Holdings, Inc. 1999 Stock Option and Incentive Plan (the “1999 Option Plan”). The purpose of the 1999 Option Plan is to enable the Company to continue to (a) attract and retain high quality directors, officers, employees and potential employees, consultants, and independent contractors of the Company or any of its subsidiaries; (b) motivate such persons to promote the long-term success of the business of the Company and its subsidiaries; and (c) induce employees of companies that are acquired by TeleTech to accept employment with TeleTech following

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of and for the Years Ended December 31, 2006, 2005 and 2004

such an acquisition. The 1999 Option Plan supplements the 1995 Option Plan. An aggregate of 14 million shares of common stock has been reserved for issuance under the 1999 Option Plan, which permits the award of incentive stock options, non-qualified stock options, stock appreciation rights, and shares of restricted common stock. As previously discussed, the 1999 Option Plan also provides annual stock option grants to Directors. Outstanding options generally vest over a period of four to five years and are exercisable for ten years from the date of grant. The 1999 Option Plan had 3.6 million shares available for grant as of December 31, 2006.

Accounting for Stock Options

On January 1, 2006, the Company adopted SFAS 123(R), applying the modified prospective method. SFAS 123(R) requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the Consolidated Statements of Operations and Comprehensive Income at the fair value of the award on the grant date. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The fair values of all stock options granted by the Company were determined using the Black-Scholes-Merton (“B-S-M”) Model.

The fair values of the options granted to the Company’s employees were estimated on the date of grant using the B-S-M Model. The following table provides the range of assumptions used for stock options granted:

	Years Ended December 31,
	2006	2005	2004

Risk-free interest rate	4.50% - 5.50%	3.65% - 4.51%	2.72% - 3.98%
Expected life in years	3.8 - 4.8	4.1 - 4.7	5.3 - 5.5
Expected volatility	53.67% - 58.87%	74.66% - 76.25%	77.97% - 79.72%
Dividend yield	0.00%	0.00%	0.00%
Weighted-average volatility	57.40%	75.36%	78.79%
Weighted-average fair value	$6.31	$6.06	$5.44

The Company’s computation of expected volatility for the year ended December 31, 2006 is based on historical volatility. Our computation of expected life is based on historical exercise patterns. Our dividend yield is 0.0%, since we have no history of paying dividends and currently have no plans to do so. Our risk-free interest rate is the U.S. Treasury bill rate for the period equal to the expected term based on the U.S. Treasury note strip principal rates as reported in well-known and widely used financial sources.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of and for the Years Ended December 31, 2006, 2005 and 2004

A summary of option activity under the Plans as of December 31, 2006 and for the years ended December 31, 2006, 2005 and 2004 are as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contract	Value
	Shares	Price	Term Years	(000’s)

Outstanding as of December 31, 2003	9,792,564	$11.00
Grants	3,004,000	$8.11
Exercises	(686,979)	$6.56
Cancellations/expirations	(2,347,444)	$12.38

Outstanding as of December 31, 2004	9,762,141	$10.08
Grants	2,214,500	$10.04
Exercises	(1,270,734)	$6.11
Cancellations/expirations	(2,180,376)	$11.65

Outstanding as of December 31, 2005	8,525,531	$10.26
Grants	1,596,450	$12.93
Exercises	(2,282,648)	$8.36
Cancellations/expirations	(804,695)	$11.99

Outstanding as of December 31, 2006	7,034,638	$11.28	7.1	$79,342

Vested and exercisable as of December 31, 2006	3,171,006	$12.22	5.3	$38,735

A summary of the status of the Company’s unvested shares as of December 31, 2006 and for the years ended December 31, 2006, 2005 and 2004 are as follows:

		Weighted-
		Average Grant-
	Shares	Date Fair Value

Unvested as of December 31, 2004	4,518,269	$5.44
Granted	2,214,500	$5.76
Vested	(1,277,810)	$5.12
Forfeited	(1,296,914)	$5.72

Unvested as of December 31, 2005	4,158,045	$5.62
Granted	1,596,450	$6.31
Vested	(1,296,708)	$4.50
Forfeited	(594,155)	$5.75

Unvested as of December 31, 2006	3,863,632	$6.26

As of December 31, 2006, there was approximately $18.5 million of total unrecognized compensation cost (including the impact of expected forfeitures as required under SFAS 123(R)) related to unvested share-based compensation arrangements granted under the Plans that the Company had not recorded. That cost is expected to be recognized over the weighted-average period of four years (the Company recognizes compensation expense straight-line over the vesting term of the option grant). The total fair

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of and for the Years Ended December 31, 2006, 2005 and 2004

value of shares vested (excluding expected forfeitures) during the year ended December 31, 2006 was $5.8 million.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2006, 2005 and 2004 was $19.4 million, $7.4 million and $5.1 million, respectively.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the year ended December 31, 2006 are $6.9 million and $4.1 million lower, respectively, than if it had continued to account for share-based compensation under Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). Basic and diluted earnings per share for the year ended December 31, 2006 are each $0.06 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. The compensation cost that has been charged against income for the Plans is included in Selling, General and Administrative in the accompanying Consolidated Statements of Operations and Comprehensive Income.

The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2005 and 2004, if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation (amounts in thousands except per share amounts):

	December 31,
	2005	2004

Net income as reported	$28,158	$24,003
Add (deduct): Stock-based employee compensation expense included in reported net income, net of related tax effects	(439)	321
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,032)	(5,665)

Pro-forma net income	$23,687	$18,659

Weighted average shares outstanding as reported
Basic	72,121	74,751
Diluted	73,631	76,109

Net income per share as reported
Basic	$0.39	$0.32
Diluted	$0.38	$0.32

Pro-forma net income per share
Basic	$0.33	$0.25
Diluted	$0.32	$0.25

Restricted Stock Grant

Effective January 22, 2007, the Compensation Committee of the Company granted an aggregate of approximately 1.5 million restricted stock units (“RSUs”) to members of the Company’s management team. The grants replace the Company’s January 2005 Long Term Incentive Plan and are intended to provide management with additional incentives to promote the success of the Company’s business,

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of and for the Years Ended December 31, 2006, 2005 and 2004

thereby aligning their interests with the interests of the Company’s stockholders. Two-thirds of the RSUs granted vest pro rata over three years based solely on the Company exceeding specified operating income performance targets in each of the years 2007, 2008 and 2009. If the performance target for a particular year is not met, the RSUs scheduled to vest in that year are cancelled. The remaining one-third of the RSUs vest pro-rata over five years based on the individual recipient’s continued employment with the Company. Settlement of the RSUs shall be made in shares of the Company’s common stock by delivery of one share of common stock for each RSU then being settled.

(18)  RELATED PARTY TRANSACTIONS

The Company has entered into agreements under which Avion, LLC (“Avion”) and AirMax, LLC (“AirMax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has a direct 100% beneficial ownership interest in Avion and an indirect interest in AirMax. During 2006, 2005 and 2004, the Company paid an aggregate of $0.9 million, $0.9 million and $0.6 million, respectively, to Avion for services provided to the Company. Mr. Tuchman also purchases services from AirMax and from time to time provides short-term loans to AirMax. During 2006, 2005 and 2004 the Company paid to AirMax an aggregate of $1.1 million, $1.1 million and $0.7 million, respectively, for services provided to the Company. The Audit Committee of the Board of Directors reviews these transactions annually and believes that the fees charged by Avion and AirMax are at fair market value.

During 2006, 2005 and 2004, the Company utilized the services of Korn Ferry International (“KFY”) for executive search projects. James Barlett, Vice Chairman and a director of the Company is a director of KFY. During the years ended December 31, 2006, 2005 and 2004, the Company paid $0.1 million, $0.0 million and $0.2 million, respectively, to KFY for executive search services.

During 2006, the Company purchased a hosted sales force automation tool from Salesforce.com. Shirley Young, a director of the Company is a director of Salesforce.com. During the years ended December 31, 2006, 2005 and 2004, the Company paid $0.4 million, $0.5 million and $0.0 million, respectively to Salesforce.com.

(19)  OTHER FINANCIAL INFORMATION

Self-insurance Liabilities

Self-insurance liabilities of the Company were as follows (amounts in thousands):

	December 31,
	2006	2005

Workers’ compensation	$4,243	$5,988
Employee health insurance	1,466	1,378
Other general liability insurance	549	1,327

Total self-insurance liabilities	$6,258	$8,693

Accumulated Other Comprehensive Income

As of December 31, 2006, Accumulated Other Comprehensive Income consists of $8.1 million and ($2.4) million of foreign currency translation adjustments and derivatives valuation, respectively. As of December 31, 2005, Accumulated Comprehensive Income consists of $0.7 million and $3.0 million of foreign currency translation adjustments and derivatives valuation, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of and for the Years Ended December 31, 2006, 2005 and 2004

(20)  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present certain quarterly financial data for the year ended December 31, 2006 (amounts in thousands except per share amounts).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$283,422	$287,334	$303,804	$336,737
Gross profit	$70,120	$73,557	$84,060	$97,958
Income from operations	$9,980	$12,650	$21,349	$28,866
Net income	$5,388	$12,244	$12,779	$21,431

Weighted average shares outstanding
Basic	68,928	68,925	69,085	69,798
Diluted	70,344	69,974	70,366	71,777

Net income per share
Basic	$0.08	$0.18	$0.18	$0.31
Diluted	$0.08	$0.17	$0.18	$0.30

The following tables present certain quarterly financial data for the year ended December 31, 2005 (amounts in thousands except per share amounts).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$254,326	$253,933	$274,259	$304,155
Gross profit	$63,591	$66,961	$71,958	$71,989
Income from operations	$4,366	$4,642	$12,120	$10,408
Net income	$2,741	$3,712	$11,620	$10,085

Weighted average shares outstanding
Basic	74,179	73,008	71,650	69,646
Diluted	76,720	74,501	72,591	70,711

Net income per share
Basic	$0.04	$0.05	$0.16	$0.14
Diluted	$0.04	$0.05	$0.16	$0.14

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of and for the Years Ended December 31, 2006, 2005 and 2004

The following tables present certain quarterly financial data for the year ended December 31, 2004 (amounts in thousands except per share amounts).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$267,998	$265,531	$258,347	$260,814
Gross profit	$64,267	$70,857	$69,539	$73,506
Income from operations	$6,077	$14,911	$12,217	$15,263
Net income	$1,401	$2,390	$10,557	$9,655

Weighted average shares outstanding
Basic	75,069	74,519	74,612	74,804
Diluted	76,524	75,260	75,944	76,709

Net income per share
Basic	$0.02	$0.03	$0.14	$0.13
Diluted	$0.02	$0.03	$0.14	$0.13

It is noted that Net Income per Share may not add exactly to annual totals due to rounding.

EXHIBIT INDEX

Exhibit No.		Description

3.1		Restated Certificate of Incorporation of TeleTech (incorporated by reference to Exhibit 3.1 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)
3.2		Amended and Restated Bylaws of TeleTech (incorporated by reference to Exhibit 3.2 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)
10	.1†	TeleTech Holdings, Inc. Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)
10	.2†	TeleTech Holdings, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-69668) filed on September 19, 2001)
10	.3†	TeleTech Holdings, Inc. Amended and Restated 1999 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-96617) filed on July 17, 2002)
10	.4†	Newgen Results Corporation 1996 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Newgen Results Corporation’s Form S-1 Registration Statement (Registration No. 333-62703) filed on September 2, 1998)
10	.5†	Newgen Results Corporation 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Newgen Results Corporation’s Form S-1 Registration Statement (Registration No. 333-62703) filed on September 2, 1998)
10.6		Form of Client Services Agreement, 1996 version (incorporated by reference to Exhibit 10.12 to TeleTech’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-04097) filed on June 5, 1996)
10.7		Agreement for Customer Interaction Center Management Between United Parcel General Services Co. and TeleTech (incorporated by reference to Exhibit 10.13 to TeleTech’s Amendment No. 4 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 30, 1996)
10.8		Client Services Agreement dated May 1, 1997, between TeleTech Customer Care Management (Telecommunications), Inc. and GTE Card Services Incorporated d/b/a GTE Solutions (incorporated by reference to Exhibit 10.12 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 1997)
10.9		Operating Agreement for Ford Tel II,LLC effective February 24, 2000 by and among Ford Motor Company and TeleTech Holdings, Inc. (incorporated by reference to Exhibit 10.25 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2000)
10.10		Credit Agreement dated as of October 29, 2002 among TeleTech, Bank of America, N.A. and the other Lenders party thereto (incorporated by reference to Exhibit 10.10 to TeleTechs Form 10K filed on March 8, 2004 (Commission File No. 0-210055)
10.11		Amended and Restated Lease and Deed of Trust Agreement dated June 22, 2000 (incorporated by reference to Exhibit 10.31 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 30, 2000)
10.12		Amended and Restated Participation Agreement dated June 22, 2000 (incorporated by reference to Exhibit 10.32 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 30, 2000)
10.13		Private Placement of Senior Notes pursuant to Note Purchase Agreement dated October 30, 2001 (incorporated by reference to Exhibit 10.73 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10	.14†	Employment Agreement dated May 15, 2001 between James Kaufman and TeleTech (incorporated by reference to Exhibit 10.64 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10	.15†	Stock Option Agreement dated August 16, 2000 between James Kaufman and TeleTech (incorporated by reference to Exhibit 10.53 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)

Exhibit No.		Description

10	.16†	Non-Qualified Stock Option Agreement dated October 27, 1999 between Michael E. Foss and TeleTech (incorporated by reference to Exhibit 10.26 to TeleTech’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended March 31, 2000)
10	.17†	Promissory Note dated November 28, 2000 by Sean Erickson for the benefit of TeleTech (incorporated by reference to Exhibit 10.62 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10	.18†	Promissory Note dated March 28, 2001 by Sean Erickson for the benefit of TeleTech
10	.19†	Employment Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.66 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10	.20†	Stock Option Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.70 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10	.21†	Restricted Stock Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.71 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10	.22†	Restricted Stock Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.72 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10	.23†	Employment Agreement dated October 15, 2001 between Ken Tuchman and TeleTech (incorporated by reference to Exhibit 10.68 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10	.24†	Stock Option Agreement dated October 1, 2001 between Ken Tuchman and TeleTech (incorporated by reference to Exhibit 10.69 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)
10	.25†	Letter Agreement dated January 11, 2001 between Chris Batson and TeleTech (incorporated by reference to Exhibit 10.54 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10	.26†	Stock Option Agreement dated January 29, 2001 between Chris Batson and TeleTech (incorporated by reference to Exhibit 10.55 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10	.27†	Letter Agreement dated January 26, 2001 between Jeffrey Sperber and TeleTech (incorporated by reference to Exhibit 10.56 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10	.28†	Stock Option Agreement dated March 5, 2001 between Jeffrey Sperber and TeleTech (incorporated by reference to Exhibit 10.57 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000)
10.29		First Amendment to Note Purchase Agreement dated as of February 1, 2003 by and among TeleTech Holdings, Inc. and each of the institutional investors party thereto (incorporated by reference to Exhibit 10.29 to TeleTechs Form 10K filed on March 8, 2004 (Commission File No. 0-210055)
10.30		Second Amendment to Note Purchase Agreement dated as of August 1, 2003 by and among TeleTech Holdings, Inc. and each of the institutional investors party thereto (incorporated by reference to Exhibit 10.30 to TeleTechs Form 10K filed on March 8, 2004 (Commission File No. 0-210055)
10.31		Third Amendment to Note Purchase Agreement dated as of September 30, 2003 by and among TeleTech Holdings, Inc. and each of the institutional investors party thereto (incorporated by reference to Exhibit 10.31 to TeleTechs Form 10K filed on March 8, 2004 (Commission File No. 0-210055)
10.32		First Amendment to Credit Agreement dated as of February 10, 2003 by and among TeleTech Holdings, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.32 to TeleTechs Form 10K filed on March 8, 2004 (Commission File No. 0-210055)

Exhibit No.		Description

10.33		Second Amendment to Credit Agreement dated as of June 30, 2003 by and among TeleTech Holdings, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.33 to TeleTechs Form 10K filed on March 8, 2004 (Commission File No. 0-210055)
10.34		Third Amendment to Credit Agreement dated as of October 24, 2003 by and among TeleTech Holdings, Inc., the Lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.34 to TeleTechs Form 10K filed on March 8, 2004 (Commission File No. 0-210055)
10.35		Inter-creditor and Collateral Agency Agreement dated as of October 24, 2003 among various creditors of TeleTech Holdings, Inc. and Bank of America, N.A. as collateral agent (incorporated by reference to Exhibit 10.35 to TeleTechs Form 10K filed on March 8, 2004 (Commission File No. 0-210055)
10.36		Pledge Agreement dated as of October 24, 2003 by and among TeleTech Holdings, Inc., each subsidiary of TeleTech Holdings, Inc. party thereto and Bank of America, N.A. as collateral agent (incorporated by reference to Exhibit 10.36 to TeleTechs Form 10K filed on March 8, 2004 (Commission File No. 0-210055)
10.37		Security Agreement dated as of October 24, 2003 by and among TeleTech Holdings, Inc., each subsidiary of TeleTech Holdings, Inc. party thereto and Bank of America, N.A. as collateral agent (incorporated by reference to Exhibit 10.37 to TeleTechs Form 10K filed on March 8, 2004 (Commission File No. 0-210055)
10	.38*	Stock Purchase Agreement among TeleTech Holdings, Inc., Insight Enterprises, Inc. and Direct Alliance Corporation dated June 14, 2006
10	.39*	Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, The Lenders named herein, as lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of September 28, 2006
10	.40*	First Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of October 24, 2006
21	.1*	List of subsidiaries
23	.1*	Consent of Independent Registered Public Accounting Firm
31	.1*	Rule 13a-14(a) Certification of CEO of TeleTech
31	.2*	Rule 13a-14(a) Certification of CFO of TeleTech
32	*	Written Statement of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Filed herewith.

†	Management contract or compensatory plan or arrangement filed pursuant to Item 15(b) of this report.