Form 10-Q
period 2007-03-31
TELETECH HOLDINGS INC
filed 2007-05-09
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Registrant’s telephone number, including area code: (303) 397-8100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past (90) days. YES ☑     NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer: in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑            Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☑
As of May 4, 2007, there were 70,720,985 shares of the Registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
MARCH 31, 2007 FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands except share amounts)

	(Unaudited)
	March 31,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$65,282	$60,484
Accounts receivable, net	237,042	237,353
Prepaids and other current assets	36,755	34,552
Deferred tax assets, net	11,778	12,212
Income taxes receivable	16,913	16,543

Total current assets	367,770	361,144

Long-term assets
Property, plant and equipment, net	158,335	156,047
Goodwill	58,334	58,234
Contract acquisition costs, net	9,002	9,674
Deferred tax assets, net	43,066	44,585
Other long-term assets	25,894	29,032

Total long-term assets	294,631	297,572

Total assets	$662,401	$658,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$28,466	$30,738
Accrued employee compensation and benefits	82,363	76,071
Other accrued expenses	35,660	39,165
Income taxes payable	27,827	26,211
Deferred tax liabilities, net	311	309
Other short-term liabilities	8,239	9,521

Total current liabilities	182,866	182,015

Long-term liabilities
Line of credit	39,000	65,000
Grant advances	8,027	8,000
Deferred tax liabilities	6,273	6,741
Other long-term liabilities	21,708	27,676

Total long-term liabilities	75,008	107,417

Total liabilities	257,874	289,432

Minority interest	5,280	5,877

Commitments and contingencies

Stockholders’ equity
Common stock - $.01 par value; 150,000,000 shares authorized; 70,705,362 and 70,103,437 shares outstanding as of March 31, 2007 and December 31, 2006, respectively	707	701
Preferred stock - $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of March 31, 2007 and December 31, 2006, respectively	–	–
Additional paid-in capital	178,350	162,519
Accumulated other comprehensive income	9,015	5,730
Retained earnings	211,175	194,457

Total stockholders’ equity	399,247	363,407

Total liabilities and stockholders’ equity	$662,401	$658,716

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands except per share amounts)
(Unaudited)

	Three-Months Ended
	March 31,
	2007	2006
Revenue	$332,532	$283,422

Operating expenses
Cost of services	238,305	213,302
Selling, general and administrative	52,487	47,410
Depreciation and amortization	13,254	11,797
Restructuring charges, net	–	757
Impairment losses	–	176

Total operating expenses	304,046	273,442

Income from operations	28,486	9,980

Other income (expense), net
Interest income	393	169
Interest expense	(1,284)	(887)
Other, net	(171)	(509)

Total other income (expense), net	(1,062)	(1,227)

Income before income taxes and minority interest	27,424	8,753

Provision for income taxes	(9,663)	(2,981)

Income before minority interest	17,761	5,772

Minority interest	(434)	(384)

Net income	$17,327	$5,388

Other comprehensive income (loss)
Foreign currency translation adjustments	$1,915	$1,446
Derivatives valuation, net of tax	1,370	(1,557)

Total other comprehensive income (loss)	3,285	(111)

Comprehensive income	$20,612	$5,277

Weighted average shares outstanding
Basic	70,335	68,928
Diluted	72,880	70,344

Net income per share
Basic	$0.25	$0.08
Diluted	$0.24	$0.08
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity

Balance as of December 31, 2006	70,103	$701	–	$–	$162,519	$5,730	$194,457	$363,407
Net income	–	–	–	–	–	–	17,327	17,327
Cumulative effect of adoption of FIN 48	–	–	–	–	–	–	(609)	(609)
Foreign currency translation adjustments	–	–	–	–	–	1,915	–	1,915
Derivatives valuation, net of tax	–	–	–	–	–	1,370	–	1,370
Exercise of stock options	602	6	–	–	8,965	–	–	8,971
Excess tax benefit from exercise of stock options	–	–	–	–	3,974	–	–	3,974
Compensation expense from stock options	–	–	–	–	2,892	–	–	2,892

Balance as of March 31, 2007	70,705	$707	–	$–	$178,350	$9,015	$211,175	$399,247

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three-Months Ended
	March 31,
	2007	2006
Cash flows from operating activities
Net income	$17,327	$5,388
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,254	11,797
Amortization of contract acquisition costs	672	884
Provision for doubtful accounts	266	676
Loss on disposal of assets	–	8
Impairment losses	–	176
Deferred income taxes	137	(1,961)
Minority interest	434	384
Compensation expense from stock options	2,892	1,402
Changes in assets and liabilities:
Accounts receivable	45	7,497
Prepaids and other assets	(2,675)	(7,500)
Accounts payable and accrued expenses	2,263	(211)
Other liabilities	(2,764)	(1,820)

Net cash provided by operating activities	31,851	16,720

Cash flows from investing activities
Purchases of property, plant and equipment	(13,506)	(14,572)
Payment for contract acquisition costs	–	(173)
Purchases of intangible assets	–	(602)

Net cash used in investing activities	(13,506)	(15,347)

Cash flows from financing activities
Proceeds from line of credit	113,300	119,700
Payments on line of credit	(139,300)	(113,900)
Payments on long-term debt	–	(183)
Payments of debt refinancing fees	(17)	–
Payments to minority shareholder	(810)	–
Proceeds from exercise of stock options	8,369	2,887
Excess tax benefit from exercise of stock options	3,974	554
Purchases of common stock	–	(8,079)

Net cash (used in) provided by financing activities	(14,484)	979

Effect of exchange rate changes on cash and cash equivalents	937	(374)

Increase in cash and cash equivalents	4,798	1,978
Cash and cash equivalents, beginning of period	60,484	32,505

Cash and cash equivalents, end of period	$65,282	$34,483

Supplemental disclosures
Cash paid for interest	$1,109	$868

Cash paid for income taxes	$3,919	$4,011

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(1) OVERVIEW AND BASIS OF PRESENTATION
Overview
TeleTech Holdings, Inc. and its subsidiaries (“TeleTech” or the “Company”) serve their clients through two primary businesses: (i) Business Process Outsourcing (“BPO”), which provides outsourced business process, customer management and marketing services for a variety of industries via operations in the United States (“U.S.”), Argentina, Australia, Brazil, Canada, China, England, Germany, India, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore and Spain; and (ii) Database Marketing and Consulting, which provides outsourced database management, direct marketing and related customer acquisition and retention services for automotive dealerships and manufacturers in North America.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring entries) which, in the opinion of Management, are necessary to present fairly the financial position of the Company as of March 31, 2007, and the results of operations and cash flows of the Company for the three months ended March 31, 2007 and 2006. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.
The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Certain amounts in 2006 have been reclassified in the Condensed Consolidated Financial Statements to conform to the 2007 presentation.
Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). The Company adopted FIN 48 on January 1, 2007 and its impact is discussed in Note 6.
(2) ACQUISITION
On June 30, 2006, the Company acquired 100 percent of the outstanding common shares of Direct Alliance Corporation (“DAC”) from Insight Enterprises, Inc. (NASDAQ: NSIT). DAC is a provider of outsourced direct marketing services to third parties in the U.S. and its acquisition is consistent with the Company’s strategy to grow and focus on providing outsourced marketing, sales and BPO solutions to large multinational clients. DAC is included in the Company’s North American BPO segment.
The preliminary total purchase price of $46.4 million in cash was funded utilizing the Company’s revolving line of credit (“Credit Facility”). The purchase agreement provides for the seller to (i) receive a future payment of up to $11.0 million based upon the earnings of DAC for the last six months of 2006 exceeding specified amounts and (ii) the Company to receive up to $5.0 million in the event certain conditions are not met with respect to the renewal of two customer contracts. DAC did not meet the base targets set forth in the purchase agreement for 2006 and therefore no adjustment to the purchase price was made for item (i). The Company is in the process of assessing whether the conditions under item (ii) have been met and if a purchase price adjustment is necessary.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
The preliminary allocation of the purchase price to the assets acquired and liabilities assumed was based upon the Company’s 338 election for income tax reporting and was as follows (amounts in thousands):

Assets acquired
Current assets	$14,548
Property, plant and equipment	4,410
Intangible assets	9,100
Goodwill	24,438

Total assets acquired	52,496

Liabilities assumed	(6,123)

Total liabilities assumed	(6,123)

Net assets acquired	$46,373

The Company acquired identifiable intangible assets as a result of the acquisition of DAC. The intangible assets acquired, excluding costs in excess of net assets acquired, are preliminarily classified and valued as follows (amounts in thousands):

	Value	Amortization Period
Trade name	$1,800	None; indefinite life
Customer relationships	7,300	10 years

Total	$9,100

These amounts are included as components of Other Intangible Assets, which are included in Other Assets in the Company’s Condensed Consolidated Balance Sheets.
The following table presents the pro-forma combined results of operations assuming (i) DAC’s historical unaudited financial results; (ii) the DAC acquisition closed on January 1, 2006; (iii) pro-forma amortization expense of the intangible assets and (iv) pro-forma interest expense assuming the Company utilized its Credit Facility to finance the acquisition (amounts in thousands):

	Three Months Ended
	March 31,
	2007	2006
Revenue	$332,532	$300,557
Income from operations	$28,486	$11,489
Net income	$17,327	$5,860

Weighted average shares outstanding
Basic	70,335	68,928
Diluted	72,880	70,344

Net income per share
Basic	$0.25	$0.08
Diluted	$0.24	$0.08
The pro-forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisition had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(3) SEGMENT INFORMATION
The Company serves its clients through two primary businesses, BPO and Database Marketing and Consulting. In previous filings, the North American BPO segment was referred to as “North American Customer Management” and the International BPO segment was referred to as “International Customer Management.”
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
One of our strategies is to secure additional business through the lower cost opportunities offered by certain foreign countries. Accordingly, the Company contracts with certain clients in one country to provide services from delivery centers in other foreign countries including Argentina, Brazil, Canada, India, Mexico, Malaysia and the Philippines. Under this arrangement, the contracting subsidiary invoices and collects from its local clients, while also entering into a contract with the foreign operating subsidiary to reimburse the foreign subsidiary for its costs plus a reasonable profit. This reimbursement is reflected as revenue by the foreign subsidiary. As a result, a portion of the revenue from these client contracts is recorded by the contracting subsidiary, while a portion is recorded by the foreign operating subsidiary. For U.S. clients served from Canada, India and the Philippines, which represents the majority of these arrangements, all the revenue remains within the North American BPO segment. For U.S. clients served from Argentina and Mexico, a portion of the revenue is reflected in the International BPO segment. For European and Asia Pacific clients served from the Philippines, a portion of the revenue is reflected in the North American BPO segment. For the three months ended March 31, 2007 and 2006, approximately $3.3 million and $1.1 million, respectively, of income from operations in the North American BPO segment was generated from these arrangements. For the three months ended March 31, 2007 and 2006, approximately $0.3 million and $0.0 million, respectively, of income from operations in the International BPO segment was generated from these arrangements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
The following tables present certain financial data by segment (amounts in thousands):

	Three Months Ended
	March 31,
	2007	2006
Revenue
North American BPO	$234,237	$179,737
International BPO	92,405	86,084
Database Marketing and Consulting	5,890	17,601

Total	$332,532	$283,422

Income (loss) from operations
North American BPO	$32,389	$13,111
International BPO	217	(2,166)
Database Marketing and Consulting	(4,120)	(965)

Total	$28,486	$9,980

The following tables present Revenue based upon the geographic location where the services are provided or the assets are physically located (amounts in thousands):

	Three Months Ended
	March 31,
	2007	2006
Revenue
United States	$112,001	$106,639
Asia Pacific	77,313	51,708
Canada	51,457	55,380
Europe	36,876	34,102
Latin America	54,885	35,593

Total	$332,532	$283,422

(4) SIGNIFICANT CLIENTS
Significant Clients
The Company had one client (“Client A”) that contributed in excess of 10% of total revenue for the three months ended March 31, 2007 and 2006, which operates in the communications industry. The revenue from this client as a percentage of total revenue was as follows:

	Three Months Ended
	March 31,
	2007	2006
Client A	14.0%	16.7%
Accounts receivable from this client was as follows (amounts in thousands):

	March 31,	December 31,
	2007	2006
Client A	$33,052	$30,862

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, Management performs ongoing credit evaluations of its clients and maintains allowances for uncollectible accounts. Although the Company is impacted by economic conditions in various industry segments, Management does not believe significant credit risk exists as of March 31, 2007.
(5) DERIVATIVES
The Company conducts a significant portion of its business in currencies other than the U.S. dollar, the currency in which the consolidated financial statements are reported. Correspondingly, the Company’s operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. The Company’s subsidiaries in Argentina, Canada, Mexico and the Philippines use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars. To hedge against the risk of a weaker U.S. dollar, the Company’s U.S. entity has contracted on behalf of its foreign subsidiaries with several financial institutions to acquire (utilizing forward, non-deliverable forward and/or option contracts) the functional currency of the foreign subsidiary at a fixed U.S. dollar exchange rate at specific dates in the future. The Company pays up-front premiums to obtain option hedge instruments.
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
As of March 31, 2007, the notional amount of these derivative instruments is summarized as follows (amounts in thousands):

	Local
	Currency	U.S. Dollar	Dates Contracts are
	Amount	Amount	Through
Canadian Dollar	220,450	$196,439	December 2010
Philippine Peso	4,115,000	82,666	December 2008
Argentine Peso	40,300	12,609	October 2008
Mexican Peso	94,500	8,458	December 2007

		$300,172

These derivatives, including option premiums, are classified as Prepaids and Other Current Assets of $3.3 million and $2.9 million; Other Long-term Assets of $2.5 million and $0.6 million; Other Accrued Expenses of $2.5 million and $3.2 million and Other Long-term Liabilities of $2.3 million and $3.3 million as of March 31, 2007 and December 31, 2006, respectively, in the accompanying Condensed Consolidated Balance Sheets.
The Company recorded deferred tax assets of $0.6 million and $1.5 million related to these derivatives as of March 31, 2007 and December 31, 2006, respectively. A total of ($1.0) million and ($2.4) million of deferred losses, net of tax, on derivative instruments as of March 31, 2007 and December 31, 2006, respectively, were recorded in Accumulated Other Comprehensive Income in the accompanying Condensed Consolidated Balance Sheets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
During the three months ended March 31, 2007 and 2006, the Company recorded (losses) gains of ($0.3) million and $1.6 million, respectively, for settled hedge contracts and the related premiums. These are reflected in Revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(6) INCOME TAXES
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes” (“SFAS 109”) and has adopted FIN 48 effective January 1, 2007. FIN 48 defines the threshold for recognizing the tax benefits of a tax return filing position in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This is different than the accounting practice previously followed by the Company, which was to recognize the best estimate of the impact of a tax position only when the position is “probable” of being sustained on audit based solely on the technical merits of the position.
The Company previously had a $17.3 million reserve for unrecognized tax benefits that it did not consider “probable” under SFAS No. 5 “Accounting for Contingencies.” Upon adoption of FIN 48 and re-evaluation of the $17.3 million, it did not meet the “more-likely-than-not” criteria either, and therefore, there was no change in the unrecognized tax benefit. However, for other uncertain tax positions upon adoption of FIN 48, the Company recorded a $0.6 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The total liability for unrecognized tax benefits at January 1, 2007 was $17.9 million. The Company recorded an additional $0.4 million in unrecognized tax benefits during the first quarter of 2007 as a result of tax positions taken during the quarter. As of March 31, 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $18.3 million. The total amount of interest and penalties relating to the $0.6 million increase in uncertain tax benefits recorded at the time of adoption is $49 thousand. This amount was also recorded as a reduction to the January 1, 2007 balance of retained earnings.
Upon adopting FIN 48, the Company changed its accounting practice for penalties and interest. In prior accounting periods, interest and penalties relating to income taxes were accounted for in interest expense and other expenses, respectively. Under FIN 48, interest and penalties relating to income taxes will be accrued net of tax in income tax expense. In adopting FIN 48, the Company is permitted to change its accounting practice at the time of adoption under a one-time “safe harbor” provision. In changing its accounting practice, the Company recorded a one-time entry to reclassify interest payable on income taxes recorded during prior accounting periods from interest payable to income taxes payable. The change in accounting practice resulted in no change to net income, net income per share or retained earnings reported in any prior period.
The Company has recorded $0.6 million of FIN 48 tax liability related to several items. At this time, we are unable to determine when ultimate payment will be made for any of these items. If cash settlement for all of these items occurred in the same year, there would not be a material impact to cash flow.
The total amount of interest and penalties recognized in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income as of March 31, 2007 was approximately $10 thousand and the total amount of interest and penalties recognized in the accompanying Condensed Consolidated Balance Sheets at adoption and as of March 31, 2007 was approximately $61 thousand and $71 thousand, respectively.
The Company and its domestic and foreign subsidiaries (including Percepta LLC and its domestic and foreign subsidiaries) file income tax returns as required in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, most notably Mexico, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examinations or assessment of taxes by tax authorities with respect to years ending on, or prior to, December 31, 2001. In Mexico, the Company is no longer subject to examination or assessment of tax by tax authorities with respect to years ending on, or prior to, December 31, 2000. The Company’s U.S. income tax returns filed for the tax years ending December 31, 2002, 2003 and 2004 are currently under audit by the Internal Revenue Service (“IRS”). It is reasonably possible that this audit will be completed by December 31, 2007. As of March 31, 2007, the IRS has not proposed any adjustment to the tax returns as filed that have not already been accounted for in the Company’s Condensed Consolidated Financial Statements. There are no other tax audits in process in major tax jurisdictions that would have a significant impact on the Company’s Condensed Consolidated Financial Statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
It is more likely than not that within the 12 month period from the date of adoption the amount of unrecognized tax benefits may be reduced by up to $17.4 million. In the third quarter of 2005, the Company filed amended 2002 income tax returns claiming tax deductions of $43.4 million with respect to its investment in its Spanish subsidiary. In the second quarter of 2006, the IRS began reviewing the amended 2002 income tax return and the Company’s claim for refund. In the fourth quarter of 2006, the IRS review was raised to the level of an audit and expanded to include the 2003 and 2004 tax years. It is reasonably possible that the Company will reach an agreement with the IRS concerning the 2002 to 2004 audit periods and the related refund claims resulting in the recognition of up to $17.3 million in tax benefits. Additionally, it is reasonably possible that within the next twelve months the statute of limitations for the assessment of tax will expire on various state income tax return positions resulting in the recognition of up to $0.1 million in tax benefits.
As of March 31, 2007, the Company had $54.8 million of deferred tax assets (after a $17.3 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $48.3 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.
The effective tax rate, after minority interest, for the three months ended March 31, 2007 was 35.8%. In the future, our effective tax rate could be adversely affected by several factors, many of which are outside our control. Our effective tax rate is affected by the proportion of revenues and income before taxes in the various domestic and international jurisdiction in which we operate. Further, we are subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate, as well as the requirements, pronouncements and rulings of certain tax, regulatory and accounting organizations. We estimate our annual effective tax rate each quarter based on a combination of actual and forecasted results of subsequent quarters. Consequently, significant changes in our actual quarterly or forecasted results may impact the effective tax rate for the current or future periods.
(7) RESTRUCTURING CHARGES
A rollforward of the activity in the Company’s restructuring accruals is as follows (amounts in thousands):

	Closure of
	Delivery	Reduction in
	Centers	Force	Total
Balance as of December 31, 2006	$1,087	$191	$1,278
Payments	(113)	(89)	(202)

Balance as of March 31, 2007	$974	$102	$1,076

(8) COMMITMENTS AND CONTINGENCIES
Letters of Credit
As of March 31, 2007, outstanding letters of credit and other performance guarantees totaled approximately $11.7 million, which primarily guarantee workers’ compensation, other insurance related obligations and facility leases.
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
(9) NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
Shares used in basic earnings per share calculation	70,335	68,928
Effect of dilutive securities:
Stock options	2,545	1,416
Restricted stock	–	–

Total effect of dilutive securities	2,545	1,416

Shares used in dilutive earnings per share calculation	72,880	70,344

For the three months ended March 31, 2007 and 2006, 0.1 million and 1.7 million, respectively, of options to purchase shares of common stock were outstanding but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
(10) EQUITY-BASED COMPENSATION PLANS
The Company has adopted SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”) and applies the modified prospective method. SFAS 123(R) requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the Consolidated Statements of Operations and Comprehensive Income at the fair value of the award on the grant date. The fair values of all stock options granted by the Company are estimated on the date of grant using the Black-Scholes-Merton Model.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
As of March 31, 2007, there was approximately $17.1 million of total unrecognized compensation cost (including the impact of expected forfeitures as required under SFAS 123(R)) related to unvested share-based compensation arrangements granted under the equity plans that the Company had not recorded. That cost is expected to be recognized over the weighted-average period of four years (the Company recognizes compensation expense straight-line over the vesting term of the option grant). The Company recognized compensation expense related to these options of $2.2 million for the three months ended March 31, 2007.
Restricted Stock Grant
In January 2007, the Compensation Committee of the Board of Directors of the Company granted an aggregate of approximately 1.5 million restricted stock units (“RSUs”) to members of the Company’s Management team. The grants replace the Company’s January 2005 Long Term Incentive Plan and are intended to provide management with additional incentives to promote the success of the Company’s business, thereby aligning their interests with the interests of the Company’s stockholders. Two-thirds of the RSUs granted vest pro rata over three years based solely on the Company exceeding specified operating income performance targets in each of the years 2007, 2008 and 2009. If the performance target for a particular year is not met, the RSUs scheduled to vest in that year are cancelled. The remaining one-third of the RSUs vest pro-rata over five years based on the individual recipient’s continued employment with the Company. Settlement of the RSUs shall be made in shares of the Company’s common stock by delivery of one share of common stock for each RSU then being settled.
The Company recognized compensation expense related to these RSUs of $0.7 million for the three months ended March 31, 2007.
(11) OTHER FINANCIAL INFORMATION
As of March 31, 2007, Accumulated Other Comprehensive Income included in the Company’s Condensed Consolidated Balance Sheets consisted of $10.0 million and ($1.0) million of foreign currency translation adjustments and derivatives valuation, net of tax, respectively. As of December 31, 2006, Accumulated Other Comprehensive Income consisted of $8.1 million and ($2.4) million of foreign currency translation adjustments and derivatives valuation, net of tax, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Introduction
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Except for historical information, the discussion below contains certain forward-looking statements that involve risks and uncertainties. The projections and statements contained in these forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.
All statements not based on historical fact are forward-looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, following are important factors that could cause our actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to the following: our belief that we are continuing to see strong demand for our services and that sales cycles are shortening; risks associated with successfully integrating Direct Alliance Corporation (“DAC”), which we acquired on June 30, 2006 and achieving anticipated future revenue growth, profitability and synergies; estimated revenue from new, renewed and expanded client business as volumes may not materialize as forecasted or be sufficient to achieve our business outlook; achieving continued profit improvement in our International BPO operations; the ability to close and ramp new business opportunities that are currently being pursued or that are in the final stages with existing and/or potential clients in order to achieve our business outlook; our ability to execute our growth plans, including sales of new products (such as OnDemand); our ability to achieve our year-end 2007 financial goals, including those set forth in our business outlook; the possibility of our Database Marketing and Consulting segment not increasing revenue, lowering costs, or returning to profitability resulting in an impairment of its $13.4 million of goodwill; the possibility of lower revenue or price pressure from our clients experiencing a business downturn or merger in their business; greater than anticipated competition in the BPO services market, causing adverse pricing and more stringent contractual terms; risks associated with losing or not renewing client relationships, particularly large client agreements, or early termination of a client agreement; the risk of losing clients due to consolidation in the industries we serve; consumers’ concerns or adverse publicity regarding our clients’ products; our ability to find cost effective locations, obtain favorable lease terms and build or retrofit facilities in a timely and economic manner; risks associated with business interruption due to weather, pandemic, or terrorist-related events; risks associated with attracting and retaining cost-effective labor at our delivery centers; the possibility of additional asset impairments and restructuring charges; risks associated with changes in foreign currency exchange rates; economic or political changes affecting the countries in which we operate; changes in accounting policies and practices promulgated by standard setting bodies; and new legislation or government regulation that impacts the BPO and customer management industry. See Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K.

Executive Overview
We serve our clients through two primary businesses, BPO and Database Marketing and Consulting. Our BPO business provides outsourced business process, customer management and marketing services for a variety of industries through delivery centers throughout the world and represents approximately 98% of total revenue. When we begin operations in a new country, we determine whether the country is intended to primarily serve U.S. based clients, in which case we include the country in our North American BPO segment, or if the country is intended to serve both domestic clients from that country and U.S. based clients, in which case we include the country in our International BPO segment. Operations for each segment of our BPO business are conducted in the following countries:

North American BPO	International BPO
United States	Argentina
Canada	Australia
India	Brazil
Philippines	China
England
Germany
Malaysia
Mexico
New Zealand
Northern Ireland
Scotland
Singapore
Spain
On June 30, 2006, we acquired 100 percent of the outstanding common shares of DAC. DAC is a provider of outsourced direct marketing services to third parties in the U.S. and its acquisition is consistent with our strategy to grow and focus on providing outsourced marketing, sales and BPO solutions to large multinational clients. DAC is included in our North American BPO segment and has been slightly accretive to earnings for the first nine months of combined operations. Database Marketing and Consulting provides outsourced database management, direct marketing and related customer acquisition and retention services for automobile dealerships and manufacturers. See Note 3 to the Condensed Consolidated Financial Statements for additional discussion regarding our preparation of segment information.
BPO Services
The BPO business generates revenue based primarily on the amount of time our associates devote to a client’s program. We primarily focus on large global corporations in the following industries: automotive, communications, financial services, government, healthcare, retail, technology and travel and leisure. Revenue is recognized as services are provided. The majority of our revenue is from multi-year contracts and we expect that it will continue to be. However, we do provide certain client programs on a short-term basis.
We have historically experienced annual attrition of existing client programs of approximately 7% to 15% of our revenue. Attrition of existing client programs during the first three months of 2007 was 7%. However, during the first three months of 2007, we experienced net attrition of existing client programs of 4%. We believe this is attributable to our investment in an account management and operations team focused on client service.
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
We have improved our revenue and profitability in both the North American and the International BPO segments by:
•	Selling new business to existing clients;

•	Securing new clients;

•	Continuing to focus sales efforts on large, complex, global BPO opportunities;

•	Differentiating our products and services from those of our competitors by developing and offering new solutions to clients;

•	Expansion of off-shore capabilities to support client growth;

•	Increasing sales to absorb unused capacity in existing global delivery centers;

•	Reducing costs and continued focus on cost controls; and

•	Managing the workforce in our delivery centers in a cost-effective manner.
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
Our industry is labor-intensive and the majority of our operating costs relate to wages, employee benefits and employment taxes. An improvement in the local or global economies where our delivery centers are located could lead to increased labor-related costs. In addition, our industry experiences high personnel attrition and the length of training time required to implement new programs continues to increase due to increased complexities of our clients’ businesses. This may create challenges if we obtain several significant new clients or implement several new, large-scale programs and need to recruit, hire and train qualified personnel at an accelerated rate.
As discussed above, our profitability is influenced, in part, by the number of new or expanded client programs. We defer revenue for the initial training that occurs upon commencement of a new client contract (“Start-Up Training”) if that training is billed separately to the client. Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are also deferred. In these circumstances, both the training revenue and costs are amortized straight-line over the life of the contract. In situations where Start-Up Training is not billed separately, but rather included in the production rates paid by the client over the life of the contract, no deferral is necessary as the revenue is recognized over the life of the contract and the associated training expenses are expensed as incurred. For the three months ended March 31, 2007, we incurred $0.3 million of training expenses for client programs for which we did not separately bill Start-Up Training.

The following summarizes the impact of the deferred Start-Up Training for the three months ended March 31, 2007 (amounts in thousands):

	Three Months Ended
	March 31, 2007		March 31, 2006
		Income		Income
		from		from
	Revenue	Operations	Revenue	Operations
Amounts deferred due to new business	$(1,018)	$(743)	$(3,514)	$(1,414)
Amortization of prior period deferrals	2,826	2,088	1,035	717

Net increase (decrease) for the period	$1,808	$1,345	$(2,479)	$(697)

As of March 31, 2007, we had $6.0 million of net deferred Start-Up Training that will be amortized straight-line over the remaining life of the corresponding client contracts (approximately 21 months).
We may have difficulties managing the timeliness of launching new or expanded client programs and the associated internal allocation of personnel and resources. This could cause a decline or delay in recognition of revenues and an increase in costs, either of which could adversely affect our operating results. In the event we do not successfully expand our capacity or launch new or expanded client programs, we may be unable to achieve the revenue and profitability targets set forth in the “Business Outlook” section below.
Quarterly, we review our capacity utilization and projected demand for future capacity. In connection with these reviews, we may decide to consolidate or close under-performing delivery centers, including those impacted by the loss of a major client program, in order to maintain or improve targeted utilization and margins. In addition, because clients may request that we serve their customers from off-shore delivery centers with lower prevailing labor rates, in the future we may decide to close one or more of our domestic delivery centers, even though it is generating positive cash flow, because we believe the future profits from conducting such work outside the current delivery center may more than compensate for the one-time charges related to closing the facility.
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
To respond more rapidly to changing market demands, to implement new programs and to expand existing programs, we may be required to commit to additional capacity prior to the contracting of additional business, which may result in idle capacity. This is largely due to the significant time required to negotiate and execute large, complex BPO client contracts and the difficulty of predicting specifically when new programs will launch.

We internally target capacity utilization in our delivery centers at 85% to 90% of our available workstations. As of March 31, 2007, the overall capacity utilization in our multi-client centers was 78%. The table below presents workstation data for our multi-client centers as of March 31, 2007 and December 31, 2006. Dedicated and managed centers (10,316 workstations) are excluded from the workstation data as unused workstations in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	March 31, 2007			December 31, 2006
	Total			Total
	Production		% In	Production		% In
	Workstations	In Use	Use	Workstations	In Use	Use
North American BPO	12,636	10,059	80%	13,137	10,362	79%
International BPO	9,811	7,341	75%	10,121	8,129	80%

Total	22,447	17,400	78%	23,258	18,491	80%

Database Marketing and Consulting
The revenue from this segment is generated utilizing a database and contact system to promote the sales and service business of automobile dealership customers using targeted marketing solutions through the phone, mail, e-mail and the Web. As of March 31, 2007, our Database Marketing and Consulting segment had relationships with more than 2,300 automobile dealers representing 27 different automotive brand names. These contracts generally have terms ranging from one month to 24 months. For a few major automotive manufacturers, the automotive manufacturer collects from the individual automobile dealers on our behalf. Our average collection period is 30 to 60 days. A combination of factors described below contributed to this segment generating a loss from operations of approximately $4.1 million after corporate allocations for the three months ended March 31, 2007.
In 2006, our agreement with Ford (whose dealers represented approximately 34% of the revenue of our Database Marketing and Consulting segment for the three months ended March 31, 2007) was modified to provide services to Ford’s automotive dealerships on a preferred basis, rather than on an exclusive basis. Due to this modification and Ford offering a competing product, our dealer attrition rate exceeded our new account growth in 2006 resulting in a significant decrease in revenue.
The clients of our Database Marketing and Consulting segment, as well as our joint venture with Ford, come from the automotive industry. The U.S. automotive industry is currently reporting declining earnings, which may result in client losses, lower volumes, or additional pricing pressures on our operations.
As we work to implement the plans outlined below to return this segment to profitability, we anticipate this segment will incur a loss from operations in the second quarter of 2007 in the range of $3.5 million to $4.5 million.
In 2007, we plan to continue our focus on the following to return this segment to profitability:
•	Diversifying our client base by establishing relations with new automotive manufacturers and dealer groups;

•	Reducing our client attrition rate by improving customer service and increasing customer contact; and

•	Continuing to manage costs through operational efficiencies.

Overall
As shown in the “Results of Operations” section below, we have improved income from operations for our North American and International BPO segments. The increases are attributable to a variety of factors such as expansion of work on certain client programs, our multi-phased cost reduction plan, transitioning work on certain client programs to lower cost operating centers and improving individual client program profit margins and/or eliminating such programs.
As we pursue acquisition opportunities, it is possible that the contemplated benefits of any future acquisitions may not materialize within the expected time periods or to the extent anticipated. Critical to the success of our acquisition strategy in the future is the orderly, effective integration of acquired businesses into our organization. If this integration is unsuccessful, our business may be adversely impacted. There is also the risk that our valuation assumptions and models for an acquisition may be overly optimistic or incorrect.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had Management used different estimates and assumptions or if different conditions had occurred in the periods presented. Below is a discussion of the policies that we believe may involve a high degree of judgment and complexity.
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
Our BPO segments recognize revenue under three models:
Production Rate - Revenue is recognized based on the billable time or transactions of each associate, as defined in the client contract. The rate per billable time or transaction is based on a predetermined contractual rate. This contractual rate can fluctuate based on our performance against certain pre-determined criteria related to quality and performance.
Performance-based - Under performance-based arrangements, we are paid by our clients based on the achievement of certain levels of sales or other client-determined criteria specified in the client contract. We recognize performance-based revenue by measuring our actual results against the performance criteria specified in the contracts. Amounts collected from clients prior to the performance of services are recorded as customer advances.
Hybrid - Under hybrid models, we are paid a fixed fee or production element as well as a performance-based element.
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
In the future, our effective tax rate could be adversely affected by several factors, many of which are outside our control. Our effective tax rate is affected by the proportion of revenues and income before taxes in the various domestic and international jurisdictions in which we operate. Further, we are subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate, as well as the requirements, pronouncements and rulings of certain tax, regulatory and accounting organizations. We estimate our annual effective tax rate each quarter based on a combination of actual and forecasted results of subsequent quarters. Consequently, significant changes in our actual quarterly or forecasted results may impact the effective tax rate for the current or future periods.
We adopted Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. As a result of adopting FIN 48, the Company recorded a $0.6 million increase in the liability for unrecognized tax benefits and interest expense related to these unrecognized tax benefits of $49 thousand. These amounts were recorded as a reduction to the January 1, 2007 balance of retained earnings. In adopting FIN 48, the Company also changed its accounting practice for penalties and interest. In prior accounting periods, interest and penalties relating to income taxes were accounted for in interest expense and other expenses, respectively. Under FIN 48, interest and penalties relating to income taxes will be accrued net of tax in income tax expense. In adopting FIN 48, the Company is permitted to change its accounting practice at the time of adoption under a one-time “safe harbor” provision. In changing its accounting practice, the Company recorded a one-time entry to reclassify interest payable on income taxes recorded during prior accounting periods from interest payable to income taxes payable. The change in accounting practice resulted in no change to net income or earnings per share or retained earnings reported in any prior period.
Allowance for Doubtful Accounts
We have established an allowance for doubtful accounts to reserve for uncollectible accounts receivable. Each quarter, Management reviews the receivables on an account-by-account basis and assigns a probability of collection. Management’s judgment is used in assessing the probability of collection. Factors considered in making this judgment include, among other things, the age of the receivable, client financial condition, previous client payment history and any recent communications with the client.

Impairment of Long-Lived Assets
We evaluate the carrying value of our individual delivery centers in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that a long-lived asset group be reviewed for impairment only when events or changes in circumstances indicate that the carrying amount of the long-lived asset group may not be recoverable. When the operating results of a delivery center have deteriorated to the point it is likely that losses will continue for the foreseeable future, or we expect that a delivery center will be closed or otherwise disposed of before the end of its estimated useful life, we select the delivery center for further review.
For delivery centers selected for further review, we estimate the probability-weighted future cash flows using EBITDA (see “Presentation of Non-GAAP Measurements”) as a surrogate for cash flows, resulting from operating the delivery center over its useful life. Significant judgment is involved in projecting future capacity utilization, pricing, labor costs and the estimated useful life of the delivery center. We do not subject the same test to delivery centers that have been operated for less than two years or those delivery centers that have been impaired within the past two years (the “Two Year Rule”) because we believe sufficient time is necessary to establish a market presence and build a client base for such new or modified delivery centers in order to adequately assess recoverability. However, such delivery centers are nonetheless evaluated in case other factors would indicate an impairment had occurred. For impaired delivery centers, we write the assets down to their estimated fair market value. If the assumptions used in performing the impairment test prove insufficient, the fair market value estimate of the delivery centers may be significantly lower, thereby causing the carrying value to exceed fair market value and indicating an impairment had occurred.
The following table presents a sensitivity analysis of the impairment evaluation assuming that the future results were 10% less than the two-year forecasted EBITDA for all delivery centers containing Company assets. As shown in the table below, the analysis indicates that an impairment of approximately $3.0 million (a decrease of $0.4 million from the fourth quarter of 2006) would arise. However, we determined that no impairment had occurred as of March 31, 2007 (amounts in thousands, except number of delivery centers):

			Additional
		Number	Impairment
	Net	of	Under
	Book	Delivery	Sensitivity
	Value	Centers	Test
Delivery centers tested based on the Two Year Rule
Positive cash flow in the period	$47,063	41	$545
Negative cash flow in the period	3,970	7	1,035

Subtotal	$51,033	48	$1,580

Delivery centers not tested based on the Two Year Rule
Positive cash flow in the period	$40,332	16	$–
Negative cash flow in the period	10,000	4	1,442

Subtotal	$50,332	20	$1,442

Total
Positive cash flow in the period	$87,395	57	$545
Negative cash flow in the period	13,970	11	2,477

Total	$101,365	68	$3,022

We also assess the realizable value of capitalized software development costs on a quarterly basis based upon current estimates of future cash flows from services utilizing the underlying software (principally utilized by our Database Marketing and Consulting segment). No impairment had occurred as of March 31, 2007.

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
The most significant assumptions used in these analyses are those made in estimating future cash flows. In estimating future cash flows, we generally use the financial assumptions in our internal forecasting model such as projected capacity utilization, projected changes in the prices we charge for our services and projected labor costs. We then use a discount rate we consider appropriate for the country where the business unit is providing services. If actual results are less than the assumptions used in performing the impairment test, the fair value of the reporting units may be significantly lower, causing the carrying value to exceed the fair value and indicating an impairment had occurred. Based on the analyses performed in the first quarter of 2007, there was no impairment to the March 31, 2007 goodwill balance of our North American and International BPO segments of $36.3 million and $8.7 million, respectively. If projected revenue used in the analysis of goodwill was 10% less than forecasted (the projections assumed revenue growth rates ranging from 0% to 25% per annum over a three-year period), there would still be no impairment to goodwill.
Our Database Marketing and Consulting segment has experienced operating losses. We have implemented plans to improve the future profitability of this segment. The goodwill for our Database Marketing and Consulting segment is $13.4 million as of March 31, 2007. As a result of this segment’s financial performance in the three months ended March 31, 2007, we updated our cash flow analyses (which assumes annual revenue increases of approximately 10% per annum, calculated on a smaller revenue base than our historical revenue base and following our planned efforts to sell business to non-Ford dealers). Our analyses indicated that an impairment in goodwill had not occurred as of March 31, 2007. In addition, we engaged an independent appraisal firm to assess the fair value of this segment. The independent firm also indicated that no impairment of goodwill had occurred as of March 31, 2007. However, a sensitivity analysis of the forecast indicated that, without considering corresponding reductions in future operating expenses that we would implement in the event of a further revenue decline, it would not take a material change in the revenue forecast for an impairment to arise.
Restructuring Liability
We routinely assess the profitability and utilization of our delivery centers and existing markets. In some cases, we have chosen to close under-performing delivery centers and complete reductions in workforce to enhance future profitability. We follow SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than upon commitment to a plan.
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

Equity-Based Compensation
Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”) applying the modified prospective method. SFAS 123(R) requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the Consolidated Statement of Operations and Comprehensive Income based on the grant date fair value of the award. Prior to the adoption of SFAS 123(R), we accounted for equity-based awards under the intrinsic value method, which followed recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and equity-based compensation was included as pro-forma disclosure within the notes to the financial statements.
For the three months ended March 31, 2007, we recorded expense of $2.9 million for equity-based compensation. We expect that equity-based compensation expense for fiscal 2007 and 2008 from existing awards will be approximately $9.2 million and $8.4 million, respectively. This amount represents both stock option awards and restricted stock unit grants (“RSU”). The performance based portion of the RSUs are not included in the equity-based compensation expense described above. In the event the performance targets of the RSUs become probable, the equity-based compensation expense would increase by approximately $8.9 million annually in 2007 and 2008. Any future significant awards of RSUs or changes in the estimated forfeiture rates of stock options and RSUs may impact this estimate. See Note 10 to the Condensed Consolidated Financial Statements for additional information.
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
The following table reconciles free cash flow to net cash provided by operating activities for our consolidated results (amounts in thousands):

	Three Months Ended
	March 31,
	2007	2006
Free cash flow	$18,345	$2,148
Purchases of property, plant and equipment	13,506	14,572

Net cash provided by operating activities	$31,851	$16,720

We discuss factors affecting free cash flow between periods in the “Liquidity and Capital Resources” section below.
EBIT and EBITDA
EBIT is defined as net income before interest and taxes. EBITDA is calculated by adding depreciation and amortization for the period to EBIT. EBIT and EBITDA are not defined GAAP measures and should not be considered alternatives to net income determined in accordance with GAAP as either an indicator of operating performance, or an alternative to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Because others may not calculate EBIT and EBITDA in the same manner as TeleTech, the EBIT and EBITDA information presented below may not be comparable to similar presentations by others.
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

The following table reconciles net income to EBIT and EBITDA for our consolidated results (amounts in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net income	$17,327	$5,388
Interest income	(393)	(169)
Interest expense	1,284	887
Provision for income taxes	9,663	2,981

EBIT	27,881	9,087
Depreciation and amortization	13,254	11,797

EBITDA	$41,135	$20,884

Results of Operations
Operating Review
The following table is presented to facilitate an understanding of our Management’s Discussion and Analysis and presents our results of operations by segment for the three months ended March 31, 2007 and 2006 (amounts in thousands):

	Three-Months Ended March 31,
		% of		% of
	2007	Revenue	2006	Revenue	$ Change	% Change
Revenue
North American BPO	$234,237	70.4%	$179,737	63.4%	$54,500	30.3%
International BPO	92,405	27.8%	86,084	30.4%	6,321	7.3%
Database Marketing and Consulting	5,890	1.8%	17,601	6.2%	(11,711)	(66.5%)

	$332,532	100.0%	$283,422	100.0%	$49,110	17.3%

Cost of services
North American BPO	$162,716	69.5%	$136,780	76.1%	$25,936	19.0%
International BPO	71,553	77.4%	67,880	78.9%	3,673	5.4%
Database Marketing and Consulting	4,036	68.5%	8,642	49.1%	(4,606)	(53.3%)

	$238,305	71.7%	$213,302	75.3%	$25,003	11.7%

Selling, general and administrative
North American BPO	$31,981	13.7%	$23,940	13.3%	$8,041	33.6%
International BPO	15,971	17.3%	15,661	18.2%	310	2.0%
Database Marketing and Consulting	4,535	77.0%	7,809	44.4%	(3,274)	(41.9%)

	$52,487	15.8%	$47,410	16.7%	$5,077	10.7%

Depreciation and amortization
North American BPO	$7,151	3.1%	$5,906	3.3%	$1,245	21.1%
International BPO	4,664	5.0%	3,776	4.4%	888	23.5%
Database Marketing and Consulting	1,439	24.4%	2,115	12.0%	(676)	(32.0%)

	$13,254	4.0%	$11,797	4.2%	$1,457	12.4%

Restructuring charges, net
North American BPO	$–	0.0%	$–	0.0%	$–	0.0%
International BPO	–	0.0%	757	0.9%	(757)	(100.0%)
Database Marketing and Consulting	–	0.0%	–	0.0%	–	0.0%

	$–	0.0%	$757	0.3%	$(757)	-100.0%

Impairment losses
North American BPO	$–	0.0%	$–	0.0%	$–	0.0%
International BPO	–	0.0%	176	0.2%	(176)	0.0%
Database Marketing and Consulting	–	0.0%	–	0.0%	–	0.0%

	$–	0.0%	$176	0.1%	$(176)	0.0%

Income (loss) from operations
North American BPO	$32,389	13.8%	$13,111	7.3%	$19,278	147.0%
International BPO	217	0.2%	(2,166)	(2.5%)	2,383	(110.0%)
Database Marketing and Consulting	(4,120)	(69.9%)	(965)	(5.5%)	(3,155)	326.9%

	$28,486	8.6%	$9,980	3.5%	$18,506	185.4%

Other income (expense), net	$(1,062)	(0.3%)	$(1,227)	(0.4%)	$165	(13.4%)

Provision for income taxes	$9,663	2.9%	$2,981	1.1%	$6,682	224.2%

Three Months Ended March 31, 2007 Compared to March 31, 2006
Revenue
Revenues for the North American BPO for 2007 compared to 2006 were $234.2 million and $179.7 million, respectively. The increase in revenue for the North American BPO between periods was due to new client programs, expansion of existing client programs and $15.6 million resulting from the acquisition of DAC.
Revenues for the International BPO for 2007 compared to 2006 were $92.4 million and $86.1 million, respectively. The increase in revenue for the International BPO between periods was due to new client programs and the expansion of existing client programs.
Revenues for Database Marketing and Consulting for 2007 compared to 2006 were $5.9 million and $17.6 million, respectively. The decrease is due to a net decrease in the customer base as previously discussed.
Cost of Services
Cost of services for the North American BPO for 2007 compared to 2006 were $162.7 million and $136.8 million, respectively. Cost of services as a percentage of revenue in the North American BPO decreased compared to the prior year due to the expansion of off-shore services with a lower cost structure. In absolute dollars, the increase in cost of services corresponds to revenue growth from the implementation of new and expanded client programs and $9.0 million resulting from the acquisition of DAC.
Cost of services for the International BPO for 2007 compared to 2006 were $71.6 million and $67.9 million, respectively. Cost of services as a percentage of revenue in the International BPO decreased due to our expansion of off-shore services with lower cost structure. The increase in absolute dollars is due to revenue growth from the implementation of new and existing client programs.
Cost of services for Database Marketing and Consulting for 2007 compared to 2006 were $4.0 million and $8.6 million, respectively. The decrease from the prior year was primarily due to the decrease in revenue and cost reductions.
Selling, General and Administrative
Selling, general and administrative expenses for the North American BPO for 2007 compared to 2006 were $32.0 million and $23.9 million, respectively. The increase in absolute dollars and as a percentage of revenue was primarily due to the acquisition of DAC and increased equity and incentive compensation expenses.
Selling, general and administrative expenses for the International BPO for 2007 compared to 2006 were $16.0 million and $15.7 million, respectively. These expenses for the International BPO remained relatively constant in absolute dollars but decreased as a percentage of revenue. The decrease as a percentage of revenue reflects reduced salaries and benefits expense resulting from headcount reductions in our operations.
Selling, general and administrative expenses for Database Marketing and Consulting for 2007 compared to 2006 were $4.5 million and $7.8 million, respectively. The decrease was primarily due to cost reductions and lower allocations of corporate-level operating expenses.
Depreciation and Amortization
Depreciation and amortization expense on a consolidated basis for 2007 compared to 2006 was $13.3 million and $11.8 million, respectively. Depreciation and amortization expense in both the North American BPO and the International BPO as a percentage of revenue remained relatively consistent with the prior year. The increase in absolute dollars is due to our continued capacity expansion.

Depreciation and amortization expense in Database Marketing and Consulting decreased compared to the prior year due to assets reaching the end of their depreciable lives.
Other Income (Expense)
For the first quarter of 2007, interest income increased moderately as compared to the same period in 2006. Interest expense increased by $0.4 million due to increased borrowings compared to the prior year due primarily to the acquisition of DAC. The remaining change is primarily the result of foreign currency transaction losses and unfavorable settlements of non-operating items.
Income Taxes
The effective tax rate (after minority interest) for the first quarter of 2007 was 35.8%. Without the increase recorded in the first quarter for unrecognized tax positions and the change in accounting practice for interest and penalties relating to income taxes, the rate would have been 34.1%. This compares to an effective tax rate (after minority interest) of 35.6% in the same period of 2006.
We expect that our effective tax rate (after minority interest) in future periods will continue to be approximately 35%. It is reasonably possible, as discussed in Note 6 to the Condensed Consolidated Financial Statements, that our effective tax rate could be materially impacted during the next twelve months by recording previously unrecognized tax benefits as a result of reaching a settlement with the Internal Revenue Service on our ongoing income tax audit of the years 2002 through 2004.
Liquidity and Capital Resources
Our primary sources of liquidity during the first quarter of 2007 were existing cash balances, cash generated from operations and borrowings under the Company’s revolving line of credit (“Credit Facility”). We expect that our future working capital, capital expenditures and debt service requirements will be satisfied primarily from existing cash balances and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent upon, among other things, our ability to sell new business, expand existing client relationships and efficiently manage our operating costs.
The amount of capital required in 2007 will also depend on our levels of investment in infrastructure necessary to maintain, upgrade, or replace existing assets. Our working capital and capital expenditure requirements could increase materially in the event of acquisitions or joint ventures, among other factors. These factors could require that we raise additional capital in the future.
The following discussion highlights our cash flow activities during the three months ended March 31, 2007 and 2006.
Cash and Cash Equivalents
We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. Our cash and cash equivalents totaled $65.3 million and $60.5 million as of March 31, 2007 and December 31, 2006, respectively.
Cash Flows from Operating Activities
We reinvest our cash flows from operating activities in our business or in the purchases of treasury stock. For the three months ended March 31, 2007 and 2006, we reported net cash flows provided by operating activities of $31.9 million and $16.7 million, respectively. The increase from 2006 to 2007 resulted from higher net income during 2007.
Cash Flows from Investing Activities
We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the three months ended March 31, 2007 and 2006, we reported net cash flows used in investing activities of $13.5 million and $15.3 million, respectively. The decrease from 2006 to 2007 resulted from less capital expenditures.

Cash Flows from Financing Activities
For the three months ended March 31, 2007 and 2006, we reported net cash flows (used in) provided by financing activities of ($14.5) million and $1.0 million, respectively. The change from 2006 to 2007 resulted from no purchases of treasury stock in 2007 as compared to $8.1 million in 2006, additional proceeds from the exercise of stock options and increased borrowings during the current quarter which were offset by additional repayments on the Credit Facility.
Free Cash Flow
Free cash flow (see “Presentation of Non-GAAP Measurements” for definition of free cash flow) was $18.3 million and $2.1 million for the three months ended March 31, 2007 and 2006, respectively. The increase from 2006 to 2007 primarily resulted from the increase in cash provided by operating activities as discussed above.
Obligations and Future Capital Requirements
Future maturities of our outstanding debt and contractual obligations are summarized as follows:

	Less
	than 1	2 to 3	4 to 5	Over 5
	Year	Years	Years	Years	Total
Line of credit[1]	$–	$–	$39,000	$–	$39,000
Capital lease obligations[1]	601	918	–	–	1,519
Grant advances[1]	–	–	–	8,027	8,027
Purchase obligations[2]	14,596	8,036	4,644	–	27,276
Operating lease commitments[2]	26,762	39,467	25,189	33,379	124,797

Total	$41,959	$48,421	$68,833	$41,406	$200,619

[1]	Reflected in the accompanying Condensed Consolidated Balance Sheets

[2]	Not reflected in the accompanying Condensed Consolidated Balance Sheets
Purchase Obligations
Occasionally we contract with certain of our communications clients (which currently represents approximately 24% of our annual revenue) to provide us with telecommunication services. We believe these contracts are negotiated on an arms-length basis and may be negotiated at different times and with different legal entities.
Income Tax Obligations
We have recorded a FIN 48 tax liability of $0.6 million related to several items. At this time, we are unable to determine when ultimate payment will be made for any of these items. If cash settlement for all of these items were to occur in the same quarter or year, there would not be a material impact to our cash flows.
Future Capital Requirements
We expect total capital expenditures in 2007 to be approximately $60.0 million. Of the expected capital expenditures in 2007, approximately 70% are related to the opening and/or expansion of delivery centers and approximately 30% relates to the maintenance capital required for existing assets and internal technology projects. The anticipated level of 2007 capital expenditures is primarily dependent upon new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technology infrastructure.
We may consider restructurings, dispositions, mergers, acquisitions and other similar transactions. Such transactions could include the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption, or refinancing of indebtedness and could be material to our financial condition, results of operations or cash flows.
The launch of large client contracts may result in negative working capital because of the time period between incurring the costs for training and launching the program and the beginning of the accounts receivable collection process. As a result, periodically we may generate negative cash flows from operating activities.

Debt Instruments and Related Covenants
We discuss debt instruments and related covenants in Note 12 to the Consolidated Financial Statements in our Annual Report on Form 10-K. Our borrowing capacity as of March 31, 2007 under the Credit Facility was approximately $131 million.
Client Concentration
Our five largest clients accounted for 39.9% and 46.0% of our revenue for the three months ended March 31, 2007 and 2006, respectively. In addition, these five clients accounted for an even greater proportional share of our consolidated earnings. The profitability of services provided to these clients varies greatly based upon the specific contract terms with any particular client. In addition, clients may adjust business volumes served by us based on their business requirements. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis. We believe that the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, this risk is mitigated, in part, by the service level disruptions that would arise for our clients.
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
Recently Issued Accounting Pronouncements
We discuss the potential impact of recent accounting pronouncements in Note 1 and Note 6 to the Condensed Consolidated Financial Statements.
Business Outlook
For the full year 2007, we estimate that revenue will grow approximately 15% over 2006 as we focus on achieving our previously stated goal of reaching a $1.5 billion revenue run-rate by the fourth quarter of 2007. Furthermore, we believe that fourth quarter 2007 operating margin will increase to 10%, excluding unusual charges, if any.
For 2008, we believe that revenue will grow between 12% and 15% and operating margin will improve by approximately 200 basis points over 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our consolidated financial position, consolidated results of operations, or consolidated cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in U.S. interest rates, LIBOR and foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to our normal operating and funding activities. As of March 31, 2007, we had entered into financial hedge instruments with several financial institutions to manage and reduce the impact of changes, principally the U.S./Canadian dollar exchange rates.
Interest Rate Risk
The interest rate on our Credit Facility is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of March 31, 2007, there was a $39.0 million outstanding balance under the Credit Facility. If the Prime Rate or LIBOR increased 100 basis points, there would not be a material impact to our financial position or results of operations.

Foreign Currency Risk
We have operations in Argentina, Australia, Brazil, Canada, China, England, Germany, India, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore and Spain. The expenses from these operations and in some cases the revenue, are denominated in local currency, thereby creating exposures to changes in exchange rates. As a result, we may experience substantial foreign currency translation gains or losses due to the volatility of other currencies compared to the U.S. dollar, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the three months ended March 31, 2007 and 2006, revenue from non-U.S. countries represented 66.3% and 62.4% of our consolidated revenue, respectively.
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
The majority of this exposure is related to work performed from delivery centers located in Canada and the Philippines. During the three months ended March 31, 2007 and 2006, the Canadian dollar appreciated against the U.S. dollar by 1.1% and weakened against the U.S. dollar by 0.1%, respectively. We have contracted with several financial institutions on behalf of our Canadian subsidiary to acquire a total of $220.5 million Canadian dollars through December 2010 at a fixed price in U.S. dollars not to exceed $196.4 million. However, certain contracts, representing $98.4 million in Canadian dollars, give us the right (but not obligation) to purchase the Canadian dollars. If the Canadian dollar depreciates relative to the contracted exchange rate, we will elect to purchase the Canadian dollars at the then beneficial market exchange rate.
During the three months ended March 31, 2007 and 2006, the Philippine peso appreciated against the U.S. dollar by 1.8% and 3.6%, respectively. We have contracted with several financial institutions on behalf of our Philippine subsidiary to acquire a total of 4.1 billion Philippine pesos through December 2008 at a fixed price of $82.7 million U.S. dollars.
As of March 31, 2007, we had total derivative assets and (liabilities) associated with foreign exchange contracts of $5.8 million and ($4.8) million, respectively. The Canadian dollar derivative assets and (liabilities) represented $2.8 million and ($4.8) million, respectively of the consolidated balance. Further, approximately 32% of the asset value and 52% of the liability balance settles within the next twelve months. The Philippine peso derivative assets represented $2.7 million of the consolidated balance. Further, 80% of the asset value settles within the next twelve months. If the U.S./Canadian dollar or U.S. dollar/Philippine peso exchange rate were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding gains or losses in our underlying exposures.
Other than the transactions hedged as discussed above and in Note 5 to the Condensed Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in the respective local currency while some transactions are denominated in other currencies. For example, the inter-company transactions that are expected to be settled are denominated in the local currency of the billing subsidiary. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of such a transaction, any foreign currency gain or loss results in an adjustment to income. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis.

Fair Value of Debt and Equity Securities
We did not have any investments in debt or equity securities as of March 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures have also been designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to Management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 1, Financial Statements, Note 8 – Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
Excluding the risk factors associated with the Company’s Form S-3 filed on March 19, 2007 (Registration No. 333-141423), there are no material changes to the risk factors as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.41	Underwriting Agreement with Citigroup Global Markets and Morgan Stanley & Co., Incorporated as representatives of the several underwriters named therein dated March 29, 2007

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC. (Registrant)
Date: May 9, 2007	By:	/s/ KENNETH D. TUCHMAN
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: May 9, 2007	By:	/s/ JOHN R. TROKA, JR.
John R. Troka, Jr.
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Exhibit Description

10.41	Underwriting Agreement with Citigroup Global Markets and Morgan Stanley & Co., Incorporated as representatives of the several underwriters named therein dated March 29, 2007

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)