Form 10-K/A
period 2006-12-31
TELETECH HOLDINGS INC
filed 2007-05-15
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10- K/A
Amendment 1

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
Nasdaq Stock Market LLC
Common Stock, $0.01 par value per share
(Title of Class)
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed solely to remove the section for Documents Incorporated by Reference on the cover page and to replace Part III, Item 10 through Item 14 and to update Item 15 of the Registrant’s Annual Report on Form 10-K as filed by the Registrant on February 7, 2007 (the “Original Filing”). Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 1. The information in this Amendment No. 1 does not modify or update disclosures in the Original Filing (including the exhibits to the Original Filing, except for the updated Exhibits 31.1, 31.2 and 32) and other than as set forth herein.
This Amendment No. 1 should be read in conjunction with our periodic filings made with the Securities and Exchange Commission or the SEC, subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with the applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.
FORWARD LOOKING STATEMENT
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS AND EXECUTIVE OFFICERS
Information concerning our directors to be nominated for election at our 2007 stockholder’s meeting and our executive officers is set forth below:
Kenneth D. Tuchman, 47, founded TeleTech’s predecessor company in 1982 and has served as the chairman of the board of directors since TeleTech’s formation in 1994. Mr. Tuchman served as our president and chief executive officer from TeleTech’s inception until October of 1999. In March 2001, Mr. Tuchman resumed the position of chief executive officer.
James E. Barlett, 63, has served as a director of TeleTech since February 2000 and vice chairman of TeleTech since October 2001. Before joining TeleTech as vice chairman, Mr. Barlett served as the president and chief executive officer of Galileo International, Inc., a leading provider of travel information and transaction processing worldwide, from 1994 to 2001, was elected Chairman in 1997 and served until 2001. Prior to joining Galileo, Mr. Barlett served as executive vice president of Worldwide Operations and Systems for MasterCard International Corporation, where he was also a member of the MasterCard International operations committee. Previously, Mr. Barlett was executive vice president of operations for NBD Bankcorp, vice chairman of Cirrus, Inc., and a partner with Touche Ross and Co., now known as Deloitte & Touche. Mr. Barlett also serves on the boards of Korn/Ferry International, Celanese Corporation and Covansys.
William A. Linnenbringer, 58, was elected to the board of directors of TeleTech in February 2003. In his 32-year career with PricewaterhouseCoopers (PwC), Mr. Linnenbringer held numerous leadership positions, including managing partner for the U.S. banking and financial services industry practice, chairman of the global financial services industry practice, and a member of the firm’s policy board and world council of partners. Mr. Linnenbringer retired as a partner of PwC in 2002.
Ruth C. Lipper, 55, was elected to the board of directors of TeleTech in May 2002. Ms. Lipper has spent more than 25 years working in various financial and philanthropic leadership roles. From 1987 to 2000, Ms. Lipper was senior vice president and treasurer for Lipper Analytical Services, Inc. Founded in 1973, Lipper Analytical Services was analyzing nearly 40,000 mutual funds through offices in the United States, London, and Hong Kong at the time of its sale to Reuters Group PLC in 1998. Ms. Lipper is currently a volunteer chairperson for the Lipper Family Foundation.
Shrikant Mehta, 63, was elected to the board of directors of TeleTech in June 2004. Mr. Mehta is president and chief executive officer of Combine International, Inc., a wholesale manufacturer of fine jewelry since 1974. He also serves on the board of directors of Distinctive Devices, Inc., Caprius, Inc. and various private corporations.
Shirley Young, 71, was elected to the board of directors of TeleTech in August 2002. Ms. Young is president of Shirley Young Associates, LLC, a business advisory company, and serves as senior adviser to General Motors-Asia Pacific. She is a member of the board of governors of The Nature Conservancy and governor and founding chairman of the Committee of 100, a national Chinese —American leadership organization and chair of its cultural associate, US-China Cultural Institute. Previously, Ms Young served as corporate vice president of General Motors responsible for China strategic development and as executive vice president of Grey Advertising and president of Grey Strategic Marketing. She also served on the board of directors for Verizon, Bank of America, Harrahs, Dayton Hudson /Target and currently serves on the board of directors of SalesForce.com.
Brian Delaney, 49, joined TeleTech as Vice President of Technology in December, 2002 and moved into the Senior Vice President, North America Operations position in January, 2004. Since October, 2005, Mr. Delaney has been operating as the Executive Vice President of Global Service Delivery. Mr. Delaney is a member of the Board of Trustees for the National 4-H Council.

Kamalesh Dwivedi, 51, joined TeleTech in August, 2003 as Executive Vice President and Chief Information Officer (“CIO”). Prior to joining TeleTech, Mr. Dwivedi was Vice President and CIO of ADC Telecommunications, a global manufacturer of broadband equipment to the telecom and cable industries. Prior to ADC, he was the CIO of Scientific-Atlanta, now a division of Cisco and a global manufacturer and supplier of integrated technology products in video, voice and data to telecom and cable industries.
John Simon, 44, joined TeleTech in 1999 and served as TeleTech’s Associate General Counsel. In 2001 he became Senior Vice President of Global Human Capital. Mr. Simon also temporarily served as TeleTech’s interim General Counsel. Beginning in October, 2005, Mr. Simon was promoted to Executive Vice President of Global Human Capital. Prior to joining TeleTech, Mr. Simon was a partner at the New York law firm Hallenbeck, Lascell, Norris and Heller. Mr. Simon’s private law practice focused on litigating employment and commercial matters, as well as business counseling for institutional clients. Mr. Simon holds an undergraduate degree from Colorado College and a law degree from Georgetown University. Mr. Simon resigned from the Company as of April 13, 2007.
Alan Schutzman, 50, joined TeleTech in July 2006 as Executive Vice President, General Counsel and Secretary. From September 2003 through March 2006, Mr. Schutzman was Senior Vice President, General Counsel and Secretary of Concord Camera Corp. From January 2001 until September 2001, he served as Associate General Counsel of Jacuzzi Brands, Inc. (“Jacuzzi”) and Vice President, Associate General Counsel and Assistant Secretary of Jacuzzi from September 2001 through September 2003. During the Fall 2005 Semester, Mr. Schutzman served as an Adjunct Professor of Law at the Shepard Broad Law Center, Nova Southeastern University, in Fort Lauderdale, Florida where he taught a corporate workshop on mergers and acquisitions.
John R. Troka, Jr., 44, was named TeleTech’s Interim Chief Financial Officer in August 2006 and has served as TeleTech’s Vice President of Global Finance since joining the company in 2002. Prior to joining TeleTech, Mr. Troka was Vice President of Finance for Qwest Communications, formerly known as US West Communications.
Information Regarding the Board of Directors and Committees Thereof
The board of directors held four meetings during our 2006 fiscal year. All directors attended at least 75% of the total number of meetings held by the board of directors and by the committees of the board of directors on which they served. We do not have a formal policy on board member attendance at our annual meetings although we encourage members of the board to attend our annual meetings. Last year, all of our directors attended the annual meeting.
The board of directors has standing audit, compensation and nominating and governance committees, which assist the board in the discharge of its responsibilities. Members of each committee are elected by the board and typically serve for one-year terms.
Audit Committee The audit committee is responsible for, among other things, overseeing our accounting and financial reporting processes and the audits of TeleTech’s financial statements, the appointment of our independent public accountants, the scope and fees of the prospective annual audit and the results thereof, compensation, retention and oversight of the independent registered public accounting firm engaged to prepare and issue audit reports on the Company’s financial statements and to perform other audit, review or attest services for the Company, compliance with TeleTech’s accounting and financial policies and management’s procedures and policies relative to the adequacy of TeleTech’s internal accounting controls. The current members of the audit committee are William Linnenbringer (chairman), Ruth Lipper and Shirley Young, each of whom is independent within the meaning of SEC regulations and the NASDAQ listing standards. Our board of directors determined that each of the members of the audit committee is able to read and understand fundamental financial statements, including TeleTech’s balance sheet, income statement and cash flow statement. In addition, our board of directors has determined that William Linnenbringer qualifies as an “audit committee financial expert” within the meaning of the regulations of the SEC. During 2006, the audit committee held four regularly scheduled meetings and four special meetings and took all other actions pursuant to unanimous written consent in lieu of meetings. The audit committee has a written charter adopted by our board of directors. No changes have been made to the written charter during the past year. The audit committee reviews and assesses the adequacy of its charter on an annual basis.
Compensation Committee The compensation committee reviews performance goals and determines or approves the annual salary and bonus for each executive officer (consistent with the terms of any applicable employment agreement); reviews, approves and recommends terms and conditions for all employee benefit plans (and changes thereto); and administers the TeleTech Holdings, Inc. amended and restated 1999 stock option and incentive plan; the TeleTech Holdings, Inc. 1995 stock plan; and such other employee benefit plans as may be adopted by TeleTech from time to time. The current members of the compensation committee are Shrikant Mehta (chairman) and Ruth Lipper each of whom is independent within the meaning of SEC regulations and the NASDAQ listing standards. During 2006, the compensation committee held four regularly scheduled meetings and one special meeting and took all other actions pursuant to unanimous written consents in lieu of meetings. The compensation committee operates under the compensation committee charter adopted by our board. No changes have been made to the written charter during the past year.
Nominating and Governance Committee The nominating and governance committee is responsible for, among other things, identifying and recommending to the board of directors qualified candidates for election or appointment to the board of directors, and overseeing matters of corporate governance, including the evaluation of board performance and processes and assignment and rotation of board committee members. The nominating and governance committee utilizes a variety of methods for identifying and evaluating nominees for director. The current members of the nominating and governance committee are Ruth Lipper (chairman) and William Linnenbringer each of whom satisfies the independence requirements for nominating committee members pursuant to the NASDAQ listing standards. During 2006, the nominating and governance committee held four regularly scheduled meetings and no special meetings. The nominating and governance committee is governed by the nominating and governance committee charter adopted by our board of directors. No changes have been made to the written charter during the past year.
Committee Composition: The following table provides the composition of each of our committees as of December 31, 2006.

Nominating and Governance
Director	Audit Committee	Compensation Committee	Committee
James E. Barlett
William A. Linnenbringer	✓		✓
Ruth C. Lipper	✓	✓	✓
Shrikant Mehta		✓
Kenneth D. Tuchman
Shirley Young	✓
Code of Conduct and Committee Charters
We have adopted a code of conduct applicable to all of our directors, officers (including our chief executive officer, chief financial officer, controller and any person performing similar functions) and employees which includes the prompt disclosure of any waiver of the code for executive officers or directors approved by the board of directors. The code of conduct is available on our website, and we intend to disclose any waivers of, or amendments to, the code on our website. The code of conduct, audit committee charter, the nominating and governance committee charter and compensation committee charter, may be viewed on our website at www.teletech.com under “Investors”, “Corporate Governance”. You may also obtain a copy of any of these documents without charge by writing to: TeleTech Holdings, Inc., at 9197 S. Peoria Street, Englewood, Colorado 80112, Attention: corporate secretary.

ITEM 11. EXECUTIVE COMPENSATION
Compensation, Discussion & Analysis
Role of Compensation Committee
The compensation committee of TeleTech is charged with and has the following responsibilities: (i) consider and make recommendations to the board of directors regarding the chief executive officer’s salary, annual incentives and bonuses, perquisites, benefits, stock option grants, and employment agreements and other compensation matters, and all changes thereto; (ii) review with TeleTech management and approve the compensation policy for executive officers, and such other managers as directed by the board; (iii) consider and approve all other executive officers’ (as defined by Section 16 of the Exchange Act) salaries, annual incentives and bonuses, perquisites, benefits, stock option grants, RSU grants, and employment agreements and compensation matters, and all changes thereto; (iv) consider and approve the terms of offers of employment for all Section 16 officers and employees that shall report directly to the chief executive officer; (v) evaluate the need for, and provisions of, employment contracts/severance arrangements for the chief executive officer and other executive officers; (vi) evaluate the performance of the office of the chief executive officer (and such other executive officers as deemed appropriate) in light of TeleTech’s current business environment and strategic objectives; (vii) review with management and approve recommendations with regard to aggregate salary budget and guidelines for all employees; (viii) act as administrator of the stock option plans and make recommendations to the board of directors with respect to amendments to the plans and changes in the number of shares reserved for issuance thereunder; (ix) consider and make recommendations to the board of directors with respect to a pool of stock options and RSUs available for grant under the annual management stock option and RSU program; (x) consider and approve management proposals regarding the establishment, termination or modification of retirement, long-term disability and other management welfare and benefit plans; (xi) prepare a report (to be included in the proxy statement) which describes (a) the criteria on which compensation paid to the chief executive officer for the last completed fiscal year is based, (b) the relationship of such compensation to TeleTech’s performance and (c) the compensation committee’s executive compensation policies applicable to executive officers, specifically addressing the other “named executive officers” included in the proxy statement; (xi) review and discuss management succession at least annually; and (xii) monitor summary data on the employee population (e.g., total personnel costs, compensation benchmark data, employee diversity, turnover levels).
Executive Compensation Philosophy and Policies
Elements of Executive Compensation
Our primary compensation philosophy is: (i) to develop a compensation package that attracts highly qualified executives to work for TeleTech; (ii) to provide appropriate incentives and to reward superior executive performance that creates long-term investor value; and (iii) to encourage executives who deliver that performance to remain with TeleTech and to continue that level of performance. Under the supervision of the compensation committee, TeleTech has developed and implemented compensation policies, plans and programs that are designed to closely align the financial interests of the senior executives with those of our stockholders in order to enhance the long-term growth and profitability of our company and therefore the creation of long-term stockholder value. Our compensation programs provide a balanced mix of cash, incentive and equity-based compensation that we believe meets these goals.
Executive Compensation Policies
We approve all of the policies, plans and programs under which compensation is paid to executive management. We strive to ensure that executive compensation relates to the measures of TeleTech’s financial performance that are important to investors, such as revenue, EBIT, and operating income as well as completion of strategic projects and demonstration of success principles including innovation to continuously improve performance, open communication, hands on business problem solving, wise business decisions and business ownership. We identify, quantify and assess performance goals of executive management and annually review the collective and individual performance of these executives.

The main components used to support these objectives are base salary, annual bonus, stock awards and certain other benefits. The combined mix of these pay elements is what allows us to provide a competitive total rewards package to our executives. To date, we have not specified a target percentage of the overall compensation package to be represented by the various compensation elements but equity compensation represents the largest component. For each element of compensation, our strategy has been to examine peer group compensation practices and set target awards around the 50th percentile of the peer group for each element of compensation. This is the same target pay position for all our employee levels. However, we have historically approved actual compensation levels for officers above and below the 50th percentile target as these approvals were based on individual and company performance relative to internal goals and the peer group to ensure an appropriate pay-for-performance alignment. Moreover, the heavy emphasis on variable, or at-risk compensation, helps calibrate actual compensation to performance since executives do not receive value if TeleTech does not meet its performance objectives.
Overall Factors Considered in Making Specific Compensation Decisions
Our executive compensation program is designed around five overreaching principles:
1.	Structure compensation programs with a significant portion of variable, or at-risk, compensation to ensure that the actual compensation realized by executive officers is directly and demonstrably linked to individual and company performance, such that actual executive officer compensation is significantly below target in low-performing years and above-target in high-performing years.

2.	Offer market competitive compensation opportunities that will allow us to attract and retain executive officers capable of leading us to the fulfillment of our business objectives.

3.	Ensure that our executive officers are focused on individual operational goals to build the foundation for our longer-term success.

4.	Align the interests of executive officers and stockholders to achieve long-term stock price performance by incentivizing executive officers through equity compensation.

5.	Maintain an egalitarian culture with respect to compensation programs, such that, generally, all employees are eligible to participate in the same programs as the executive officers.
We retain the services of independent compensation consultants to review and benchmark our compensation policies and results. An independent consultant provides additional assurance that our programs are reasonable and consistent with our company’s objectives. We regularly meet in executive session without any management or employee directors present.
Compensation Benchmarking
We engage an independent consultant on at least an annual basis to benchmark our executives compensation results to those companies in our peer group to assess the competitiveness of our executive compensation. The peer group we examined in 2006 included 12 BPO and service provider companies that were similar to us with respect to several metrics, principally including: business strategy, labor market competitors, market capitalization, revenue and number of employees. The peer group companies include some, but not all, of the companies that are included in the market indices in the graph.

The companies in the peer group have the following profile (as of December 2006):

		Revenue		Market Capitalization		Employee Size
	Industry Sector	Range	Median	Range	Median	Range	Median
Peer Group	BPO and Service Provider	$116M to $5.5B	$1.03B	$159M to $15B	$1.3B	377 to 58,000	8,986

TeleTech		$1.2B		$1.7B		47,000
In addition, we evaluated the pay practices of a number of BPO and service provider companies that are larger than us with respect to market capitalization, revenue and employees. The purpose of this evaluation is to understand compensation practices of industry leaders to help us plan for our next stage of anticipated growth. These pay levels are reviewed for informational purposes and are not included in the market comparables used to make compensation decisions.
We review the companies in our peer group at least annually and make adjustments as necessary to ensure the group continues to properly reflect the market in which we compete for talented executives. We also review annually the executive pay practices of other similarly situated companies as reported in industry surveys and reports from compensation consulting firms. We request customized reports of these surveys so that the compensation data reflects the practices of companies that are similar to us. This information is also considered when making recommendations for each element of compensation.
Elements of Compensation
Annual Base Salaries
The chief executive officer has authority to hire all members of executive management, subject to the compensation committee’s approval of the compensation to be paid to such executives. Subject to the approval of the compensation committee, the chief executive officer also determines the compensation payable to persons offered executive level employment and annual salary increases for members of executive management. The board, at the recommendation of the compensation committee, determines adjustments to the chief executive officer’s compensation and evaluates the performance of the chief executive officer. In determining and approving the amount of compensation for executive management, the chief executive officer and the compensation committee consider factors such as the executive’s contribution to overall operating effectiveness, strategic success and profitability; the executive’s role in developing and maintaining key client relationships; the level of responsibility, scope and complexity of such executive’s position relative to other executive management; and the executive’s leadership growth and management development over the past year. Additionally, as stated earlier, compensation is determined in a manner consistent with remaining competitive (between the 50th and 75th percentile) with that paid to industries that we believe have financial, operational and risk factors sufficiently similar to the Company and to provide an adequate degree of financial stability to those individuals who are crucial to our business both strategically and operationally. The salaries of the named executive officers, which are listed in the Summary Compensation Table located elsewhere in this proxy statement, are governed primarily by written agreements or the terms contained in offers of employment.
Short Term/Annual Incentive Compensation
Management Incentive Plan
TeleTech pays annual incentive compensation to executive officers under the management incentive plan. Pursuant to the management incentive plan, cash performance bonuses for executives are determined and approved annually by the compensation committee based on achievement of an operating income goal set by the board of directors. Each participant’s award can vary from zero to 200% of their incentive target. In addition to operating income goals, the Company also considers completion of strategic projects and demonstration of TeleTech’s success principles including innovation to continuously improve performance, open communication, hands on business problem solving, wise business decisions and business ownership. In February 2006, the compensation committee conducted annual performance reviews of all executive management.

In December 2006, the compensation committee approved the 2007 management incentive plan which supersedes all previous incentive/bonus plans for eligible participants.
Sales Incentive Plan (Sales Executive)
The TeleTech sales incentive plan (sales executive) is intended to reward sales executives for their substantial efforts in securing profitable long term revenue under a new logo contract (i.e. a new client introduction with no pre-existing relationship with TeleTech) and to reward sales executives for their continued efforts in ensuring customer satisfaction under new logo contracts they are responsible for securing.
Incentive payments are based on securing new logos business in four business areas. Payments are calculated based upon projected annualized revenue, the length of the contract and other financial and strategic measures.
Sales Incentive Plan (Client Executive)
The TeleTech sales incentive plan (client executive) is intended to reward sales executives for their substantial efforts in maintaining and growing long term revenue under existing client relationships and to reward sales executives for their continued efforts in ensuring customer satisfaction and growing accounts.
Payments are calculated based upon two components including quarterly booked revenue incentive targeted at 50% of participant’s base pay based on meeting quarterly booked revenue goals for assigned clients and new program incentive based on the successful generation of new contracts for assigned clients.
General Manager Incentive Plan
The general manager incentive plan is designed to motivate the eligible executives to achieve the revenue, operating income, and EBIT goals and objectives contained in TeleTech’s strategic plan as approved by the board of directors for each region or business unit for which they are responsible. The plan includes an annual incentive target of 100% of base pay with a stretch goal of 200% of base pay calculated based upon metrics which set a target based upon annual revenue achieved and annual EBIT percentage.
Site Management Incentive Plan
The site management incentive plan is designed to motivate each site’s management team to achieve the goals and objectives of TeleTech’s strategic plan. The plan is applicable to all full time regular employees hired prior to the start of a performance period and dedicated to one site. The plan is designed to generate an incentive pool for each site based on the relative achievement of its monthly employee related gross margin goal. Payouts under the plan occur in a two-step process: (i) an incentive pool is created based on the level of achievement of our pre-set employee related gross margin goals; and (ii) individual incentive payouts are determined based on each employee’s relative achievement of goals and objectives, impact on business and financial results and the available incentive pool.
Long-Term Incentive Compensation
Long term incentive compensation is primarily comprised of equity based incentive in the form of (i) options and more recently (ii) RSUs. Stock-based compensation is an important element of our compensation policy. Stock options have generally been offered to induce an executive to accept employment with TeleTech. The compensation committee believed that stock options, which vest over time and are subject to forfeiture, align the interests of executive management with the interests of TeleTech’s stockholders. In February 2007, we moved to a RSU program. Under the RSU program, shares of restricted stock are granted to eligible employees. RSUs vest in two ways: time based and performance based. The RSU program operates under the same philosophy as stock options, and the compensation committee also believes that substantial equity ownership by individuals in leadership positions ensure that these individuals will remain focused on building stockholder value. An executive officer level committee, consisting of the chief executive officer, the chief financial officer and the executive vice president of global human capital, has the authority to administer the stock option and RSU plans with respect to grants of not more than 100,000 RSUs to employees who are not executive officers. Any grants in excess of 100,000 RSUs or to an executive officer must be approved by the compensation committee.
In December 2004, the board of directors approved the long term incentive plan under which executive management and other key leaders were eligible. Under the long term incentive plan, participants were eligible to earn an incentive award upon completion of the 2007 fiscal year provided the company met certain revenue and EBIT targets approved by the board of directors. In February 2007, the long term incentive plan was replaced by the RSU program and participating individuals received grants of RSUs which contain vesting based upon company performance and time.
Share Retention and Securities Trading Policy
We believe that to the extent our executive officers hold significant ownership in TeleTech, their interests will remain aligned with those of our stockholders, and they will be appropriately motivated to enhance TeleTech’s performance and value. We encourage our executive officers and board members to hold a significant ownership interest. TeleTech is currently reviewing several options for a stock ownership program including: (i) a multiple of salary; (ii) a fixed number of shares; (iii) a retention ratio; and (iv) a combination of a retention ratio and multiple of salary. The compensation committee expects to implement a share retention plan during 2007. Our executive officers and directors are also subject to a pre-clearance policy whereby directors and executive officers and any other persons designated by the legal department as being subject to TeleTech’s pre-clearance procedures, together with their family members, may not engage in any transaction involving TeleTech securities (including a stock plan transaction such as an option exercise, a gift, a loan or pledge or hedge, a contribution to a trust, or any other transfer) without first obtaining pre-clearance of the transaction from the legal department. A request for pre-clearance is submitted to the legal department which then determines whether the transaction may proceed and, if so, assist in complying with reporting requirements. All directors, executive officers and key personnel are also subject to TeleTech’s insider trading policy and regular blackout periods thereunder.
Compensation of the Chief Executive Officer
Mr. Tuchman was originally paid a base salary of $250,000. In September 2004, the board of directors increased Mr. Tuchman’s salary to $350,000. Mr. Tuchman also received a cash bonus for 2005 of $500,000 that was paid in February 2006. Based upon its review of proxy statements filed by similarly situated companies, the compensation committee believes this compensation is in line with the compensation paid to similarly situated chief executive officers. The board reviews Mr. Tuchman’s performance once annually.
Fiscal year 2006 compensation for Mr. Tuchman can be categorized as follows:

Cash and Benefits
Salary	$350,000
Incentive	$-0-
Company Match in 401K Plan	-0-
Company Match in Deferred Compensation Plan	-0-
Deferred Compensation Balance	$1,718,645
Healthcare (medical, disability and life insurance)	$114,884
Total Cash and Benefit Tally	$2,183,529

Equity
Total Number of Stock Options Granted in 2006	-0-

Upon Severance and Change in Control
Salary-based cash payment	$700,000
Value of health plan, life insurance	$114,884
Bonus-based cash payment	$-0-
Deferred Compensation Balance	$1,718,645
Total for non-stock benefits	$2,533,529

Value of immediate vesting of stock option awards(1)	$19,677,000
Value of remaining stock awards due to assumed termination(2)	$2,506,000
Total value of severance and change in control	$24,716,529

(1)	Upon a change of control, any unvested portion of the option that is scheduled to vest within 24 months following the date of the change of control becomes effective shall vest and become immediately exercisable as of the effective date of the change of control. Value is calculated based upon the closing stock price of $23.88 as of December 31, 2006.

(2)	If Mr. Tuchman’s employment is terminated within 24 months following a change of control, then the entire amount of the option shall become 100% vested and immediately exercisable. Value is calculated based upon the closing stock price of $23.88 as of December 31, 2006.
GRANTS OF PLAN BASED AWARDS IN 2006
The following table sets forth information regarding each grant of stock awards to each executive officer in the year ended December 31, 2006 as well as estimated future payouts related to the management incentive plan.

				Estimated Future			Estimated Future
				Payouts Under			Payouts Under
				Non-Equity Incentive			Equity Incentive
				Plan Awards[1]			Plan Awards
										All
										Other	All Other
			Number of							Stock Awards:	Option Awards:
			Non-Equity							Number of	Number of	Exercise or	Closing
			Incentive Plan							Shares of Stock	Securities	Base Price	Price on
	Grant	Approval	Units Granted	Threshold	Target	Maximum	Threshold	Target		or Units	Underlying Options	of Option	Grant Date
Name	Date	Date	(#)	($)	($)	($)	(#)	(#)	Maximum (#)	(#)	(#)	Awards ($ / Sh)	($ / Sh)
Kenneth D. Tuchman	—	—	—	—	—	—	—	—	—	—	—	—	—
John R. Troka, Jr.[2]	2/15/06	2/15/06	—	—	—	—	—	—	—	10,000	10,000	12.75	12.75
	12/31/06	2/15/07	—	-0-	45,000	—	—	—	—	—	—	—	—
Dennis J. Lacey	—	—	—	—	—	—	—	—	—	—	—	—	—
Brian J. Delaney	12/31/06	2/15/07	—	-0-	300,000	600,000	—	—	—	—	—	—	—
Kamalesh Dwivedi	12/31/06	2/15/07	—	-0-	180,000	450,000	—	—	—	—	—	—	—
Greg Hopkins	12/31/06	2/15/07	—	-0-	275,000	550,000	—	—	—	—	—	—	—
John R. Simon	12/31/06	2/15/07	—	-0-	300,000	450,000	—	—	—	—	—	—	—
[1]	Represents potential target and maximum compensation for 2006 as described in “Compensation Discussion and Analysis”. Amounts actually earned for 2006 are included in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table.

[2]	Mr. Troka was the only executive officer named herein to receive both an equity grant and non-equity incentive payment during 2006. Stock options awarded to Mr. Troka are not performance based and vest in equal installments of 25% per year beginning on the first anniversary of the grant date.
Review of All Components of Executive Compensation
Limitations on the Deductibility of Compensation. Under Section 162(m) of the Internal Revenue Code of 1986, as amended, and applicable Treasury regulations, no tax deduction is allowed for annual compensation in excess of $1 million paid to the five most highly compensated executive officers. Performance-based compensation that has been disclosed to and approved by stockholders, by a majority of the vote in a separate stockholder vote before the payment of such compensation, is excluded from the $1 million limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals and the board committee that establishes such goals consists only of “outside directors” as defined for purposes of Section 162(m). Each of the members of the compensation committee qualify as “outside directors.” The compensation committee intends to maximize the extent of tax deductibility of executive compensation under the provisions of Section 162(m) so long as doing so is compatible with its determinations as to the most appropriate methods and approaches for the design and delivery of compensation to executive officers.

Benefits We provide benefit programs to executive officers and to other employees. The following table generally identifies such benefit plans and identifies those employees who are eligible to participate:

Benefit Plan	Executive Officers	Certain Managers	Full Time Employees

Medical/Dental/Vision	✓	✓	✓
Life and Disability Insurance (1)	✓	✓	✓
Accident Insurance (2)	✓	✓	✓
Basic Life and Accidental Death and Dismemberment (AD&D) (3)	✓	✓	✓
Management Incentive Plan (4)	✓	✓
Long Term Incentive Plan (5)	✓	✓
Equity Incentive Plans	✓	✓
Change in Control and Severance Plan	✓	✓
Deferred Compensation Plan (6)	✓	✓
Supplemental Early Retirement Plan	Not Offered	Not Offered	Not Offered
Employee Stock Ownership Plan	Not Offered	Not Offered	Not Offered
Defined Benefit Pension Plan	Not Offered	Not Offered	Not Offered

(1)	We provide company-paid long term disability insurance to eligible full-time employees payable beginning the 91st day of disability in an amount equal to 60% of monthly salary to a maximum of $10,000. Short term disability is also available to employees on a voluntary basis at their own cost.

(2)	Accident insurance provides a specific cash benefit to cover costs resulting from a physical injury due to an accident that occurs away from the workplace. This is available to employees on a voluntary basis.

(3)	Supplemental life and AD&D insurance is also available.

(4)	In December 2006, TeleTech approved the 2007 management incentive plan which supersedes all previous incentive/bonus plans for eligible participants.

(5)	The performance period for the long term incentive plan was January 1, 2005 through December 31, 2007 and funding was based on extraordinary revenue and profitability growth goals by December 31, 2007. In February 2007, the plan was replaced by the RSU program whereby individuals eligible to participate in the plan received grants of RSUs for which vesting is 2/3 performance based and 1/3 time based.

(6)	The Company has implemented a non-qualified deferred compensation plan that allows executive officers and certain management-level employees to defer receipt of certain salary and cash bonus payments on a pre-tax basis.

We believe perquisites for executive officers should be extremely limited in scope and value. As a result, TeleTech has historically given nominal perquisites. The following table generally illustrates the perquisites we do and do not provide and identifies those employees who may be eligible to receive them:

Types of Perquisites	Executive Officers	Certain Managers	Full Time Employees

Employee Discount with certain clients	✓	✓	✓
Financial Planning Allowance	Not Offered	Not Offered	Not Offered
Automobile Allowance (1)	✓	✓
Country Club Memberships	Not Offered	Not Offered	Not Offered
Personal Use of Company Aircraft(1)	✓
Security Services	Not Offered	Not Offered	Not Offered
Dwellings for Personal Use (2)	Not Offered	✓	Not Offered

(1)	Automobile allowances and personal use of the company aircraft is generally limited to Messrs. Tuchman and Barlett, the chief executive officer and vice chairman, respectively.

(2)	We do not provide dwellings for personal use other than for temporary job relocation housing and some housing provided to our ex-patriot employees in certain regions in which we operate.

Summary Compensation Table
The following table sets forth information with respect to compensation earned by Kenneth D. Tuchman, our principal executive officer, John R. Troka, Jr., our interim principal financial officer, Dennis J. Lacey who served as our chief financial officer through August 2006 and the next three most highly compensated executive officers who were serving as executive officers as of December 31, 2006 (collectively the “named executive officers”) as well as other executive officers as appropriate.

								Change in
								Pension
								Value and
							Non-Equity	Nonqualified
Name and							Incentive	Deferred
Principal					Stock	Option	Plan	Compensation	All other
Position	Year	Salary ($)		Bonus[1] ($)	Awards($)	Awards($)[3]	Compensation($)[2]	Earnings	Compensation($)[4]	Total ($)

Kenneth D. Tuchman (PEO)	2006	350,000		-0-	-0-	-0-	-0-	-0-	60,985	410,985
	2005	350,000		-0-	-0-	5,376,000	500,000	-0-	55,292	6,281,292
	2004	289,615		-0-	-0-	-0-	-0-	-0-	45,486	335,101
John R. Troka, Jr. (CFO)(5)	2006	180,000		-0-	-0-	62,600	121,000	-0-	190	363,790
	2005	180,000		-0-	-0-	-0-	6,500	-0-	182	186,682
	2004	178,462		7,000	-0-	112,600	26,800	-0-	4,777	329,639
Dennis J. Lacey (CFO)(5)	2006	226,579	[6]	-0-	-0-	-0-	-0-	-0-	1,582,139	1,808,718
	2005	300,000		-0-	-0-	-0-	300,000	-0-	12,579	612,579
	2004	312,482		-0-	-0-	430,500	300,000	-0-	4,715	1,047,697
Brian James Delaney (EVP Global Service Delivery)	2006	250,000		-0-	-0-	-0-	400,000	-0-	137,462	787,462
	2005	246,154		-0-	-0-	524,000	250,000	-0-	41,007	1,061,161
	2004	202,981		-0-	-0-	326,100	162,000	-0-	75	691,156
Kamalesh Dwivedi (EVP CIO)	2006	250,000		-0-	-0-	-0-	300,000	-0-	37,545	587,545
	2005	250,000		-0-	-0-	-0-	250,000	-0-	488,091	988,091
	2004	259,615		-0-	-0-	430,500	225,000	-0-	349,747	1,264,862
Gregory Hopkins (EVP Global Accounts)	2006	275,000		-0-	-0-	-0-	550,000	-0-	904,391	1,729,391
	2005	275,000		-0-	-0-	-0-	275,000	-0-	12,406	562,406
	2004	195,673	[6]	-0-	-0-	1,248,000	100,000	-0-	6,138	1,549,811
John R. Simon (EVP — Human Capital)(7)	2006	250,000		-0-	-0-	-0-	350,000	-0-	8,886	608,886
	2005	250,000		-0-	-0-	438,200	250,000	-0-	10,010	948,210
	2004	259,615		-0-	-0-	287,000	200,000	-0-	65,627	812,242

1	Amount shown under “Bonus” are bonuses not subject to pre-established and communicated performance targets.

2	Amounts shown under Non-Equity Incentive Plan Compensation are annual bonuses reviewed and approved by the compensation committee based upon the achievement of performance targets and, in certain cases, personal performance, paid during the first quarter of the year following the fiscal year for which such bonus was awarded.

3	Option awards were calculated pursuant to SFAS No. 123(R). For the valuation assumptions used for the FAS 123R fair value of the awards, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Adoption of SFAS No. 123(R) and Equity-Based Compensation Expense in the Company’s Form 10-K for the year ended December 31, 2006 (Commission File Number: 0-21055) filed with the SEC on February 7, 2007.

4	Other Annual Compensation consists of the following perquisites provided by or paid for by TeleTech.
Prequisite Table
The following table sets forth the perquisites for the executive officers named herein as of December 31, 2006.

		Mr. Tuchman	Mr. Troka	Mr. Lacey	Mr. Delaney	Mr. Dwivedi	Mr. Hopkins	Mr. Simon

Personal Use of Company Aircraft	2006	19,991	—	—	—	—	1,265	—
	2005	14,773	—	1,877	—	—	—	—
	2004	7,704	—	—	—	—	—	—
Automobile Allowance	2006	35,372	—	—	—	—	—	—
	2005	34,855	—	—	—	—	—	—
	2004	37,071	—	—	—	—	—	—
Value Realized from exercise of Stock Options	2006	—	—	1,573,263	129,923	—	892,147	—
	2005	—	—	—	38,730	448,284	—	—
	2004	—	4,600	—	—	259,156	—	58,224
Relocation Allowance	2006	—	—	—	—	—	—	—
	2005	—	—	—	—	15,248	—	—
	2004	—	—	—	—	76,262	—	—
Sign on or Guaranteed Bonus	2006	—	—	—	—	—	—	—
	2005	—	—	—	—	—	—	—
	2004	—	—	—	—	—	—	—
Housing & Utilities	2006	—	—	—	—	—	—	—
	2005	—	—	—	—	—	—	—
	2004	—	—	—	—	—	—	—
Executive Health/Dental/Vision	2006	4,884	—	3,342	2,892	5,112	5,112	5,112
	2005	4.884	—	5,112	2,169	5,112	5,112	5,112
	2004	—	—	4,548	—	4,548	3,221	4,548
Group Term/Executive Life	2006	108	72	5,534	4,647	19,504	5,867	2,812
	2005	108	72	5,590	108	19,447	7,294	2,812
	2004	74	74	167	75	9,781	2,917	2,807
Deferred Death Benefit	2006	630	118	—	—	—	—	42
	2005	672	110	—	—	—	—	48
	2004	637	103	—	—	—	—	48
Miscellaneous & taxable fringe	2006	—	—	—	—	12,929	—	920
	2005	—	—	—	—	—	—	2,038
	2004	—	—	—	—	—	—	—
Total	2006	60,985	190	1,582,139	137,462	37,545	904,391	8,886
	2005	55,292	182	12,579	41,007	488,091	12,406	10,010
	2004	45,486	4,777	4,715	75	349,747	6,138	65,627

5	Mr. Lacey served as the Company’s chief financial officer through August 16, 2006. Mr. Troka assumed the position of interim chief financial officer upon Mr. Lacey’s resignation.

6	Indicates partial year compensation.

7	Mr. Simon resigned from TeleTech effective April 13, 2007.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006
     The following table sets forth information concerning all unexercised stock options outstanding and unvested restricted stock awards for the executive officers named herein as of December 31, 2006.

Option Awards						Stock Awards
									Equity
									Incentive
								Equity	Plan
								Incentive	Awards:
			Equity					Plan	Market or
			Incentive					Awards:	Payout
			Plan				Market	Number of	Value of
			Awards:			Number of	Value of	Unearned	Unearned
			Number of			Shares or	Shares or	Shares,	Shares,
	Number of	Number of	Securities			Units of	Units of	Units or	Units or
	Securities	Securities	Underlying			Stock	Stock	Other	Other
	Underlying	Underlying	Unexercised	Option		That	That Have	Rights	Rights
	Unexercised	Unexercised	Unearned	Exercise	Option	Have Not	Not	That Have	That Have
	Options	Options	Options	Price	Expiration	Vested	Vested	Not Vested	Not Vested
Name	(#)	(#)	(#)	($)	Date	(#)	($)	(#)	($)
	Exercisable	Unexercisable
Kenneth D. Tuchman	420,000	420,000	—	6.98	10/1/2011	—	—	—	—
	420,000	420,000	—	11.83	2/25/2012	—	—	—	—
	200,000	600,000	—	11.35	11/4/2015	—	—	—	—
John R. Troka, Jr.	35,000	35,000		13.10	1/14/2012	—	—	—	—
	7,500	7,500	—	11.63	2/29/2012	—	—	—	—
	2,000	1,000	—	5.01	9/13/2004	—	—	—	—
	10,000	10,000	—	8.36	6/23/2014	—	—	—	—
	-0-	10,000	—	12.75	2/15/2016	—	—	—	—
Dennis J. Lacey	—	—	—	—	—	—	—	—	—
Brian J. Delaney	3,000	3,000	—	8.86	12/2/2012	—	—	—	—
	-0-	750	—	5.01	3/3/2013	—	—	—	—
	-0-	18,000	—	7.78	6/7/2014	—	—	—	—
	-0-	15,000	—	8.36	6/23/2014	—	—	—	—
	25,000	75,000	—	8.59	9/9/2015	—	—	—	—
Kamalesh Dwivedi	42,300	50,000	—	4.09	8/4/2013	—	—	—	—
	18,750	37,500	—	8.57	9/7/2014	—	—	—	—
Greg Hopkins	-0-	150,000	—	6.24	4/12/2014	—	—	—	—
John Simon	15,000	15,000	—	12.62	10/21/2009	—	—	—	—
	6,000	6,000	—	30.87	3/30/2010	—	—	—	—
	35,000	35,000	—	11.63	2/29/2012	—	—	—	—
	16,000	4,000	—	6.25	9/30/2012	—	—	—	—
	25,000	25,000	—	8.57	9/7/2014	—	—	—	—
	17,500	52,500	—	10.58	10/25/2015	—	—	—	—
OPTION EXERCISES AND STOCK VESTED DURING 2006
The following table sets forth information concerning the value realized from the exercise of option and the vesting of restricted stock for the executive officers named herein for the year ended December 31, 2006.

	Option Awards		Stock Awards
	Number of Shares	Value Realized on	Number of Shares	Value Realized on
	Acquired on Exercise	Exercise	Acquired on Vesting	Vesting
Name	(#)	($)	(#)	($)
Kenneth Tuchman	—	—	—	—
John R. Troka, Jr.	—	—	—	—
Dennis J. Lacey	168,750	1,573,263	—	—
Brian J. Delaney	27,750	129,922	—	—
Kamalesh Dwivedi	—	—	—	—
Greg Hopkins	150,000	892,147	—	—
John Simon	—	—	—	—

Fiscal Year Nonqualified Deferred Compensation Table

The following table sets forth information regarding nonqualified deferred compensation for the executive officers named herein for the year ended December 31, 2006.

	Executive	Registrant	Aggregate		Aggregate Balance
	Contributions	Contributions	Earnings	Aggregate	at Last
	in Last	in Last	in Last	Withdrawals/	Fiscal
	Fiscal Year	Fiscal Year	Fiscal Year	Distributions	Year-End
Name	($)	($)	($)	($)	($)

Kenneth D. Tuchman	-0-	-0-	$252,320	-0-	$1,718,644
John R. Troka, Jr.	$18,037	-0-	$11,325	-0-	$83,201
Dennis Lacey	–	–	–	–	–
Brian James Delaney	–	–	–	–	–
Kamalesh Dwivedi	–	–	–	–	–
Gregory Hopkins	–	–	–	–	–
John R. Simon	$19,218	-0-	$12,932	-0-	$126,886

Employees may defer up to seventy five percent of their salary or bonus and/or commissions. Deferrals and investment earnings are tax deferred until withdrawn or paid. There are no penalties on any scheduled withdrawals. Nonscheduled withdrawals are not available except in the case of unforeseeable emergencies. Employees may specify among different deemed investment options. The investment crediting choices are not publicly traded mutual funds and are only available through variable insurance products.

With respect to previous reporting periods, Mr. Simon did not participate in the Company’s non-qualified deferred compensation plan in prior years and Mr. Troka was not a named executive officer in prior years. The Company noted in appropriate prior years that Mr. Tuchman deferred one hundred percent of his salary.

Messrs. Tuchman, Troka and Simon did not make any withdrawals during the past three fiscal years.

Compensation of Directors
Directors who are also employees of TeleTech receive no remuneration for serving as directors or committee members. Non-employee directors receive (i) an annual retainer of $40,000 paid quarterly, (ii) a meeting fee of $1,000 for each board and committee meeting attended and (iii) a meeting fee of $500 for each telephonic board and committee meeting attended. The chairmen of the compensation and nominating and governance committees receive an additional fee of $5,000 per year and the chairman of the audit committee receives an additional fee of $20,000 per year. Non-employee directors also receive options pursuant to our 1999 stock option and incentive plan. Each non-employee director who is first elected or appointed to the board receives an option to purchase 10,000 shares of common stock. Each non-employee director also receives an option to purchase 15,000 shares of common stock on the day of each annual meeting of shareholders subsequent to his or her election or appointment to the board, provided that he or she continues in office after the annual meeting. The exercise price for each option granted is 100% of the market value of the common stock on the date of grant as evidenced by the closing share price on the NASDAQ Stock Market. Options vest immediately upon date of grant and are exercisable into restricted stock for which restrictions shall lapse one year after the date of grant.
As of December 31, 2006, our current independent directors (over the length of their service):
•	had received in the aggregate the option to purchase 60,000 shares of common stock in connection with their annual retainer;

•	had been granted in the aggregate options to purchase 240,000 shares of common stock at an average weighted exercise price of $9.18 per share;

•	had converted in the aggregate 40,000 options into shares of common stock;

•	had exercised in the aggregate options for 25,000 shares of common stock; and

•	had been granted no shares of restricted stock.

DIRECTOR COMPENSATION
REFLECTING CALENDAR YEAR 2006 COMPENSATION

Name	Fees Earned or Paid	Option Awards	Total
	in Cash (1)	($)(2)	($)
	($)
William A. Linnenbringer (3)	$74,000	100,350	174,350
Ruth C. Lipper (4)	$64,000	100,350	164,350
Shrikant Mehta (5)	$54,000	100,350	154,350
Shirley Young (6)	$50,000	100,350	150,350

(1)	Only non-employee Directors receive compensation for their service as a director. The annual retainer of $40,000 is paid to each director in equal installments on a quarterly basis.

(2)	During fiscal year 2006, each independent director received 15,000 stock options under our 1999 stock option and incentive plan. Options vest immediately and are exercisable into restricted stock for which restrictions lapse after one year. Option awards were calculated pursuant to SFAS No. 123(R). For the valuation assumptions used for the FAS 123R fair value of the awards, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Adoption of SFAS No. 123(R) and Equity-Based Compensation Expense in the Company’s Form 10-K for the year ended December 31, 2006 (Commission File Number: 0-21055) filed with the SEC on February 7, 2007.

(3)	Consists of an award of 15,000 stock options exercisable into our common stock at an exercise price of $12.26, vesting immediately and exercisable into shares or restricted stock for which restrictions lapse after the one year anniversary. The grant date fair market value of the stock options at the time of grant is $12.26, the closing market price on that date. For this director, the aggregate number of outstanding stock option awards was 70,000. Option awards were calculated pursuant to SFAS No. 123(R). For the valuation assumptions used for the FAS 123R fair value of the awards, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Adoption of SFAS No. 123(R) and Equity-Based Compensation Expense in the Company’s Form 10-K for the year ended December 31, 2006 (Commission File Number: 0-21055) filed with the SEC on February 7, 2007.

(4)	Consists of an award of 15,000 stock options exercisable into our common stock at an exercise price of $12.26, vesting immediately and exercisable into shares or restricted stock for which restrictions lapse after the one year anniversary. The grant date fair market value of the stock options at the time of grant is $12.26, the closing market price on that date. For this director, the aggregate number of outstanding stock option awards was 85,000. Option awards were calculated pursuant to SFAS No. 123(R). For the valuation assumptions used for the FAS 123R fair value of the awards, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Adoption of SFAS No. 123(R) and Equity-Based Compensation Expense in the Company’s Form 10-K for the year ended December 31, 2006 (Commission File Number: 0-21055) filed with the SEC on February 7, 2007.

(5)	Consists of an award of 15,000 stock options exercisable into our common stock at an exercise price of $12.26, vesting immediately and exercisable into shares or restricted stock for which restrictions lapse after the one year anniversary. The grant date fair market value of the stock options at the time of grant is $12.26, the closing market price on that date. For this director, the aggregate number of outstanding stock option awards was 40,000. Option awards were calculated pursuant to SFAS No. 123(R). For the valuation assumptions used for the FAS 123R fair value of the awards, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Adoption of SFAS No. 123(R) and Equity-Based Compensation Expense in the Company’s Form 10-K for the year ended December 31, 2006 (Commission File Number: 0-21055) filed with the SEC on February 7, 2007.

(6)	Consists of an award of 15,000 stock options exercisable into our common stock at an exercise price of $12.26, vesting immediately and exercisable into shares or restricted stock for which restrictions lapse after the one year anniversary. The grant date fair market value of the stock options at the time of grant is $12.26, the closing market price on that date. For this director, the aggregate number of outstanding stock option awards was 45,000. Option awards were calculated pursuant to SFAS No. 123(R). For the valuation assumptions used for the FAS 123R fair value of the awards, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Adoption of SFAS No. 123(R) and Equity-Based Compensation Expense in the Company’s Form 10-K for the year ended December 31, 2006 (Commission File Number: 0-21055) filed with the SEC on February 7, 2007.
Compensation Committee Interlocks and Insider Participation in Compensation Decisions.
Shrikant Mehta and Ruth Lipper served on the compensation committee of the board of directors. There were no compensation committee interlocks during 2006.
REPORT OF THE
COMPENSATION COMMITTEE
The compensation committee has reviewed and discussed the compensation discussion and analysis with management. Based on such review and discussions, the committee recommended to the board of directors, and the board has approved, the inclusion of the compensation discussion and analysis in the proxy statement.
SUBMITTED BY THE COMPENSATION COMMITTEE
OF THE BOARD OF DIRECTORS
Shrikant Mehta, Chairman
Ruth Lipper

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT
The information presented below regarding beneficial ownership of TeleTech’s common stock is presented in accordance with the rules of the Securities and Exchange Commission, or SEC. Under these rules, beneficial ownership of common stock includes any shares to which a person, directly or indirectly, has or shares voting power or investment power within 60 days through the exercise of any stock option or other right.
Security Ownership of Certain Beneficial Owners
The following table sets forth, as of April 4, 2007, information with respect to each director and named executive officer Kenneth D. Tuchman, our chairman and chief executive officer, is the only person who was known by TeleTech to be the beneficial owner of more than 5% of TeleTech’s common stock. We have calculated the percentage of beneficial ownership pursuant to Rule 13d-3(d) under the Securities Exchange Act of 1934, referred to as the Exchange Act.

	Number of Shares
Name and Address of Beneficial Owner	Beneficially Owned	Percent of Class

Kenneth D. Tuchman 9197 S. Peoria Street Englewood, Colorado 80112	31,727,126 (1)	42.0%

(1)	Includes (a) 31,699,872, shares subject to sole voting and investment power, which includes (i) 5,693,066 shares held by Mr. Tuchman, (ii) 14,766,806 shares held by a limited liability limited partnership controlled by Mr. Tuchman, (iii) 10,000,000 shares held by a revocable trust controlled by Mr. Tuchman; (iv) 200,000 shares held by a limited liability limited partnership in which Mr. Tuchman is the controlling general partner and (v) 1,040,000 shares subject to options exercisable within 60 days and (b) 27,254 shares subject to shared voting and investment power, which includes (i) 17,254 shares held by a trust for the benefit of Mr. Tuchman’s nieces and nephews, for which Mr. Tuchman’s spouse is the sole trustee and (ii) 10,000 shares held by Mr. Tuchman’s spouse. Mr. Tuchman disclaims beneficial ownership of all shares held by the trust for the benefit of Mr. Tuchman’s nieces and nephews and his spouse.
Security Ownership of Management
The following table sets forth information concerning shares of common stock beneficially owned by each director and named executive officer of TeleTech as of April 4, 2007 and by all directors and executive officers as a group.

	Total Number of	Shares Subject to
	Shares Beneficially	Options ***
Name	Owned **	(Included in Total)	Percent of Class
Kenneth D. Tuchman	31,727,126 (1)	1,040,000	42.0%
James E. Barlett	887,000 (2)	687,000	1.2%
William A. Linnenbringer	80,000	70,000	*
Ruth C. Lipper	110,000	85,000	*
Shrikant C. Mehta	100,000	40,000	*
Shirley Young	45,000	45,000	*
Kamalesh Dwivedi	61,050	61,050	*
Dennis J. Lacey	—	—	—
John R. Troka, Jr.	58,000	58,000	*
John Simon	114,500	114,500	*
Brian Delaney	28,750	28,750	*
Greg Hopkins	75,000	75,000	*
All directors and executive officers named herein as a group (12 persons)	33,286,426	2,304,300	43.2%

*	Less than 1%.

**	Includes shares subject to acquisition through exercise of stock options within 60 days of April 4, 2007.

***	Includes shares subject to acquisition through exercise of stock options that are exercisable within 60 days of April 4, 2007

(1)	Includes 27,254 shares subject to shared voting and investment power.

(2)	Includes 200,000 shares of restricted stock. Mr. Barlett was originally granted 250,000 shares of restricted stock for which restrictions on 100% of the shares have lapsed. Mr. Barlett surrendered 50,000 shares of restricted stock back to the Company to satisfy the tax obligation pursuant to the terms of the Company’s 1999 Amended and Restated TeleTech Holdings, Inc. Stock Option Plan.
Equity Compensation Plan Information
The following table sets forth, as of December 31, 2006, the number of shares of TeleTech common stock to be issued upon exercise of outstanding options, warrants and rights, the weighted average exercise price of outstanding options, warrants and rights, and the number of securities available for future issuance under equity compensation plans.

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,034,638	$11.28	5,073,129
Equity compensation plans not approved by security holders.	-0-	-0-	-0-
Total	7,034,638	$11.28	5,073,129
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
We have entered into agreements pursuant to which Avion, LLC and AirMax, LLC provide certain aviation flight services to and as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, our chief executive officer and chairman of the board, has a direct beneficial ownership interest equal to 100% in Avion. During 2006, we paid an aggregate of $1,034,483 to Avion for services provided to TeleTech. Mr. Tuchman also purchases services from AirMax from time to time and provides short-term loans to AirMax. During 2006, the Company paid to AirMax an aggregate of $1,397,302 for services provided to the Company. The audit committee of the board of directors reviewed these transactions quarterly and determined that the fees charged by Avion and Airmax are at fair market value.
During 2006, we utilized the services of Salesforce.com. Shirley Young, one of our directors, is also a director of Salesforce.com. During 2006, we paid approximately $372,619 to Salesforce.com. Ms. Young’s only remuneration from Salesforce.com consists of board fees for services as a director of Salesforce.com.
TeleTech believes that all transactions disclosed above have been, and TeleTech’s board of directors intends that any future transactions with its officers, directors, affiliates or principal stockholders will be, on terms that are no less favorable to TeleTech than those that are obtainable in arm’s length transactions with unaffiliated third parties.
All related party transactions are reviewed annually by the audit committee and are compared to other vendors’ competitive bids to ensure that the terms with such related parties are fair and equitable. Upon approval, the audit committee submits their recommendation to the full board of directors for review and approval. All related party transactions named herein have been approved by the audit committee and board of directors and deemed to be fair and equitable.

Director Independence
The board of directors determined that William Linnenbringer, Ruth Lipper, Shrikant Mehta and Shirley Young are independent under the NASDAQ listing standards. Beginning in 2003, we held regularly scheduled executive sessions at least four times each year, at which only our independent directors were present.
ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES
INDEPENDENT AUDIT FEES FOR 2006
Our registered public accounting firm for the calendar years ended December 31, 2006 and 2005 was Ernst & Young LLP. Services provided to us by E&Y for each of the fiscal years are described below.

	2005	2006
Audit Fees	$1,778,602	$1,893,652
Audit Related Fees	303,239	316,022
Tax Fees	130,485	62,655
All Other Fees	-0-	-0-
Total	$2,212,326	$2,272,329
For the fiscal years ended December 31, 2005 and December 31, 2006, we were billed by Ernst & Young LLP aggregate fees as discussed below.
•	Audit Fees: Fees for audit services totaled $1,893,652 in 2006 and $1,778,602 in 2005, including fees associated with the annual audit, the reviews of the quarterly reports on form 10-Q and statutory audits required internationally.

•	Audit-Related Fees: Fees for audit-related services totaled approximately $316,022 in 2006 and approximately $303,239 in 2005. Audit-related services principally included accounting consultations, benefit plan audits, information technology audits and payroll audits.

•	Tax Fees: Fees for tax services, including tax compliance, tax advice and tax planning totaled approximately $62,655 in 2006 and approximately $130,485 in 2005.

•	All Other Fees. There were no other fees for other services not included above.
The audit committee has considered whether the independent auditors’ provision of non-audit services is compatible with the auditors’ independence and determined that it is compatible. All of the services provided by Ernst & Young LLP were approved by the audit committee pursuant to its policy on pre-approval of audit and permissible non-audit services.
Independent Registered Public Accounting Firm

On May 7, 2007, the Chairman of the Audit Committee of the Board of Directors (the “Audit Committee”) of TeleTech Holdings, Inc. (the “Company”) was notified by Ernst & Young LLP (“Ernst & Young”) that it is declining to stand for re-election as the Company’s independent registered public accounting firm for the year ending December 31, 2007. Ernst & Young will perform the procedures specified by the Public Company Accounting Oversight Board (United States) for a review of the interim financial information as described in AU 722, Interim Financial Information on the unaudited consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. Ernst & Young completed its review on May 9, 2007.

During the two years ended December 31, 2006 and December 31, 2005 and the quarter ended March 31, 2007 and for the period through May 9, 2007, there were no disagreements between the Company and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to Ernst & Young’s satisfaction, would have caused it to make reference to the matter in connection with its report on the Company’s consolidated financial statements for the relevant year.

Ernst & Young’s audit reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2005 and December 31, 2006 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

Ernst & Young’s report on the December 31, 2006 financial statements included a reference to the adoption of Statement of Financial Accounting Standards No. 123® effective January 1, 2006.

On May 7, 2007, the Audit Committee of the Board of Directors of the Company, after reviewing competitive proposals from several independent registered public accounting firms during the first quarter of 2007 as a part of its periodic review and corporate governance practices, determined to engage PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm beginning May 9, 2007.

During the two years ended December 31, 2005 and December 31, 2006, the quarter ended March 31, 2007 and through May 9, 2007, neither the Company, nor anyone on its behalf, consulted with PwC with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written report or oral advice was provided by PwC to the Company that PwC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue or (ii) any matter that was the subject of either a disagreement as defined in Item 3.04 (a)(1)(iv) of Regulation S-K or a reportable event as described in Item 3.04(a)(1)(v) of Regulation S-K.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services
In accordance with the audit committee’s charter, the audit committee has established a policy to pre-approve audit and permissible non-audit services provided by the independent registered public accounting firm as follows:
Any and all services to be provided by TeleTech’s external audit firm must be approved by the audit committee. Any director, officer or employee of the company proposing to engage the services of TeleTech’s external audit firm for any reason (regardless of scope of the project or associated costs) must submit a request for approval, in writing, to TeleTech’s corporate controller. The corporate controller will review the request and, if necessary, obtain additional information from the requestor.
If the proposed services fall into one of the specified prohibited services categories as set forth in the Sarbanes-Oxley Act of 2002, the corporate controller will deny the request.

Both the corporate controller and the assistant general counsel will review requests that are not clearly determined to fall into the prohibited services category. Requests that are approved by the corporate controller and assistant general counsel will then be forwarded to the corporate chief financial officer for further review.
Requests that are approved by the corporate chief financial officer will be forwarded to the audit committee chairperson (projects with a total expected cost of less than or equal to $100,000) or to the audit committee (projects with a total expected cost of more than $100,000) by the assistant general counsel. The audit committee chairperson reports all pre-approvals to the full audit committee at each regularly scheduled meeting and all such pre-approvals are ratified by the full audit committee.
The corporate controller will be responsible for tracking the status of all requests and for reporting the final disposition to the requestor and to the assistant general counsel. The assistant general counsel will be responsible for maintaining documentation supporting the disposition of all requests. No contracts or engagement letters may be signed and no work may commence until the requisite written approval has been received.

31.1*	Rule 13a-14(a) Certification of CEO of TeleTech

31.2*	Rule 13a-14(a) Certification of CFO of TeleTech

32*	Written Statement of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Filed herewith.

PART IV
ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are included as part of this Amendment No. 1 to the Annual Report:
(3)	Exhibits
     The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this Amendment No. 1 to the Annual Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized on May 15, 2007.

TELETECH HOLDINGS, INC.
By:	/s/ Kenneth D. Tuchman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 15, 2007, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Kenneth D. Tuchman Kenneth D. Tuchman	PRINCIPAL EXECUTIVE OFFICER Chief Executive Officer and Chairman of the Board
/s/ John R. Troka, Jr. John R. Troka, Jr.	PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER Vice President Finance — Global Operations and Interim Chief Financial Officer
/s/ James E. Barlett James E. Barlett	DIRECTOR
/s/ William A. Linnenbringer William A. Linnenbringer	DIRECTOR
/s/ Ruth C. Lipper Ruth C. Lipper	DIRECTOR
/s/ Shrikant Mehta Shrikant Mehta	DIRECTOR
/s/ Shirley Young Shirley Young	DIRECTOR

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended

32	Written Statement of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)