Form 10-Q
period 2007-06-30
TELETECH HOLDINGS INC
filed 2007-08-06
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
(303) 397-8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past (90) days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 2, 2007, there were 70,139,257 shares of the Registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
JUNE 30, 2007 FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts)

	(Unaudited)
	June 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$60,138	$60,484
Accounts receivable, net	239,172	237,353
Prepaids and other current assets	47,581	34,552
Deferred tax assets, net	8,120	12,212
Income tax receivables	20,501	16,543

Total current assets	375,512	361,144

Long-term assets
Property, plant and equipment, net	165,686	156,047
Goodwill	45,222	58,234
Contract acquisition costs, net	8,329	9,674
Deferred tax assets, net	40,920	44,585
Other long-term assets	29,696	29,032

Total long-term assets	289,853	297,572

Total assets	$665,365	$658,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$26,715	$30,738
Accrued employee compensation and benefits	77,047	76,071
Other accrued expenses	35,392	39,165
Income tax payables	26,823	26,211
Deferred tax liabilities, net	311	309
Other short-term liabilities	9,154	9,521

Total current liabilities	175,442	182,015

Long-term liabilities
Line of credit	45,000	65,000
Grant advances	7,298	8,000
Deferred tax liabilities	419	6,741
Other long-term liabilities	19,860	27,676

Total long-term liabilities	72,577	107,417

Total liabilities	248,019	289,432

Minority interest	5,181	5,877

Commitments and contingencies

Stockholders’ equity
Common stock – $0.01 par value; 150,000,000 shares authorized; 70,389,172 and 70,103,437 shares outstanding as of June 30, 2007 and December 31, 2006, respectively	704	701
Preferred stock – $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of June 30, 2007 and December 31, 2006, respectively	–	–
Additional paid-in capital	165,081	162,519
Accumulated other comprehensive income	26,034	5,730
Retained earnings	220,346	194,457

Total stockholders’ equity	412,165	363,407

Total liabilities and stockholders’ equity	$665,365	$658,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$329,832	$287,334	$662,364	$570,756

Operating expenses
Cost of services	237,760	213,777	476,065	427,079
Selling, general and administrative	49,479	48,451	101,966	95,861
Depreciation and amortization	13,380	11,971	26,634	23,768
Restructuring charges, net	262	183	262	940
Impairment losses	13,515	302	13,515	478

Total operating expenses	314,396	274,684	618,442	548,126

Income from operations	15,436	12,650	43,922	22,630

Other income (expense), net
Interest income	492	519	885	687
Interest expense	(1,417)	(1,194)	(2,701)	(2,080)
Other, net	(1,152)	(559)	(1,323)	(1,068)

Total other income (expense), net	(2,077)	(1,234)	(3,139)	(2,461)

Income before income taxes and minority interest	13,359	11,416	40,783	20,169

(Provision) benefit for income taxes	(3,681)	1,520	(13,344)	(1,461)

Income before minority interest	9,678	12,936	27,439	18,708

Minority interest	(508)	(692)	(942)	(1,076)

Net income	$9,170	$12,244	$26,497	$17,632

Other comprehensive income (loss)
Foreign currency translation adjustments	$7,309	$1,834	$9,222	$3,281
Derivatives valuation, net of tax	9,711	(375)	11,082	(1,932)

Total other comprehensive income	17,020	1,459	20,304	1,349

Comprehensive income	$26,190	$13,703	$46,801	$18,981

Weighted average shares outstanding
Basic	70,599	68,925	70,467	68,926
Diluted	72,973	69,974	72,926	70,159

Net income per share
Basic	$0.13	$0.18	$0.38	$0.26
Diluted	$0.13	$0.17	$0.36	$0.25
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity

Balance as of December 31, 2006	70,103	$701	–	$–	$162,519	$5,730	$194,457	$363,407
Net income	–	–	–	–	–	–	26,497	26,497
Cumulative effect of adoption of FIN 48	–	–	–	–	–	–	(608)	(608)
Foreign currency translation adjustments	–	–	–	–	–	9,222	–	9,222
Derivatives valuation, net of tax	–	–	–	–	–	11,082	–	11,082
Exercise of stock options	990	10	–	–	12,400	–	–	12,410
Excess tax benefit from exercise of stock options	–	–	–	–	7,463	–	–	7,463
Compensation expense from stock options	–	–	–	–	6,081	–	–	6,081
Treasury stock repurchases	(704)	(7)	–	–	(23,382)	–	–	(23,389)

Balance as of June 30, 2007	70,389	$704	–	$–	$165,081	$26,034	$220,346	$412,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six-Months Ended
	June 30,
	2007	2006
Cash flows from operating activities
Net income	$26,497	$17,632
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,634	23,768
Amortization of contract acquisition costs	1,345	1,605
Provision for doubtful accounts	591	1,412
Loss on disposal of assets	–	263
Impairment losses	13,515	478
Deferred income taxes	(4,558)	(6,959)
Minority interest	942	1,076
Compensation expense from stock options	6,081	3,325
Changes in assets and liabilities:
Accounts receivable	(2,410)	(3,290)
Prepaids and other assets	(10,055)	(6,756)
Accounts payable and accrued expenses	(4,003)	(6,257)
Other liabilities	(3,843)	(2,398)

Net cash provided by operating activities	50,736	23,899

Cash flows from investing activities
Acquisition of a business, net of cash acquired of $0.5 million	–	(46,157)
Purchases of property, plant and equipment	(29,020)	(28,466)
Payment for contract acquisition costs	–	(179)
Purchases of intangible assets	–	(1,030)

Net cash used in investing activities	(29,020)	(75,832)

Cash flows from financing activities
Proceeds from lines of credit	260,450	264,500
Payments on lines of credit	(280,450)	(209,600)
Payments on long-term debt	–	(239)
Payments of debt refinancing fees	(17)	–
Payments to minority shareholder	(1,409)	(587)
Proceeds from exercise of stock options	12,751	4,753
Excess tax benefit from exercise of stock options	7,463	721
Purchases of common stock	(23,389)	(10,089)

Net cash (used in) provided by financing activities	(24,601)	49,459

Effect of exchange rate changes on cash and cash equivalents	2,539	1,284

Decreases in cash and cash equivalents	(346)	(1,190)
Cash and cash equivalents, beginning of period	60,484	32,505

Cash and cash equivalents, end of period	$60,138	$31,315

Supplemental disclosures
Cash paid for interest	$837	$1,481

Cash paid for income taxes	$12,248	$6,342

The accompanying notes are an integral part of these consolidated condensed financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007
(1) OVERVIEW AND BASIS OF PRESENTATION
Overview
TeleTech Holdings, Inc. and its subsidiaries (“TeleTech” or the “Company”) serve their clients through two primary businesses: (i) Business Process Outsourcing (“BPO”), which provides outsourced business process, customer management and marketing services for a variety of industries via operations in the United States of America (“U.S.”), Argentina, Australia, Brazil, Canada, China, Costa Rica, England, Germany, India, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore and Spain; and (ii) Database Marketing and Consulting, which provides outsourced database management, direct marketing and related customer acquisition and retention services for automotive dealerships and manufacturers in North America.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared without audit and do not include all of the disclosures required by accounting principles generally accepted in the U.S., pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Condensed Consolidated Financial Statements do reflect all adjustments (consisting only of normal recurring entries) which, in the opinion of Management, are necessary to present fairly the consolidated financial position of the Company as of June 30, 2007, and the consolidated results of operations and cash flows of the Company for the three and six months ended June 30, 2007 and 2006. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2006.
Certain amounts in 2006 have been reclassified in the Condensed Consolidated Financial Statements to conform to the 2007 presentation.
Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). The Company adopted FIN 48 on January 1, 2007 and its impact is discussed in Note 7.
(2) ACQUISITION
On June 30, 2006, the Company acquired 100 percent of the outstanding common shares of Direct Alliance Corporation (“DAC”) from Insight Enterprises, Inc. (“Insight”) (NASDAQ: NSIT). DAC is a provider of outsourced professional inside sales to third parties in the U.S. and its acquisition is consistent with the Company’s strategy to grow and focus on providing outsourced marketing, sales and BPO solutions to large multinational clients. DAC is included in the Company’s North American BPO segment.
The preliminary total purchase price of $46.4 million in cash was funded utilizing the Company’s revolving line of credit (“Credit Facility”). The purchase agreement provides for the seller to (i) receive a future payment of up to $11.0 million based upon the earnings of DAC for the last six months of 2006 exceeding specified amounts and (ii) the Company to receive up to $5.0 million in the event certain conditions are not met with respect to the renewal of two customer contracts. DAC did not meet the base targets set forth in the purchase agreement for 2006 and therefore no adjustment to the purchase price was made for item (i). The Company has made a claim against Insight under item (ii) for the purchase price adjustment of $5.0 million. Insight has requested additional information regarding the purchase price adjustment and therefore no adjustment has been made at this time.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007
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

The Company acquired identifiable intangible assets as a result of the acquisition of DAC. The intangible assets acquired, excluding costs in excess of net assets acquired, are classified and valued as follows (amounts in thousands):

	Value	Amortization Period
Trade name	$1,800	None; indefinite life
Customer relationships	7,300	10 years

Total	$9,100

These amounts are included as components of Other Intangible Assets, which are included in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.
The following table presents the pro–forma combined results of operations for the three and six months ended June 30, 2006 assuming (i) DAC’s historical unaudited financial results; (ii) the DAC acquisition closed on January 1, 2006; (iii) pro–forma amortization expense of the intangible assets; and (iv) pro–forma interest expense assuming the Company utilized its Credit Facility to finance the acquisition (amounts in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Revenue	$304,294	$604,851
Income from operations	$11,803	$23,291
Net income	$12,422	$18,222

Weighted average shares outstanding
Basic	68,925	68,926
Diluted	69,974	70,159

Net income per share
Basic	$0.18	$0.26
Diluted	$0.18	$0.26
The pro-forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisition had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies.
The combined results of operations for the three and six months ended June 30, 2007 are reflected in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007
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
Costa Rica
England
Germany
Malaysia
Mexico
New Zealand
Northern Ireland
Scotland
Singapore
Spain
In addition, the Company is currently in the process of opening BPO operations in South Africa.
The Database Marketing and Consulting segment, which consists of one of the Company’s subsidiaries, provides outsourced database management, direct marketing and related customer acquisitions and retention services for automobile dealerships and manufacturers in North America. During the second quarter of 2007, the Company recognized an impairment of $13.4 million for this segment. See Note 5 for further discussion on this impairment.
The Company allocates to each segment its portion of corporate–level operating expenses. All inter–company transactions between the reported segments for the periods presented have been eliminated.
One of our strategies is to secure additional business through the lower cost opportunities offered by certain foreign countries. Accordingly, the Company contracts with certain clients in one country to provide services from delivery centers in other foreign countries including Argentina, Brazil, Canada, Costa Rica, India, Mexico, Malaysia and the Philippines. Under this arrangement, the contracting subsidiary invoices and collects from its local clients, while also entering into a contract with the foreign operating subsidiary to reimburse the foreign subsidiary for its costs plus a reasonable profit. This reimbursement is reflected as revenue by the foreign subsidiary. As a result, a portion of the revenue from these client contracts is recorded by the contracting subsidiary, while a portion is recorded by the foreign operating subsidiary. For U.S. clients served from Canada, India and the Philippines, which represents the majority of these arrangements, all the revenue remains within the North American BPO segment. For European and Asia Pacific clients served from the Philippines, a portion of the revenue is reflected in the North American BPO segment. For U.S. clients served from Argentina and Mexico, a portion of the revenue is reflected in the International BPO segment.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007
For the three months ended June 30, 2007 and 2006, approximately $0.2 million and $0.0 million, respectively, of income from operations in the North American BPO segment were generated from these arrangements. For the three months ended June 30, 2007 and 2006, approximately $3.3 million and $1.5 million, respectively, of income from operations in the International BPO segment were generated from these arrangements. For the six months ended June 30, 2007 and 2006, approximately $0.4 million and $0.0 million, respectively, of income from operations in the North American BPO segment were generated from these arrangements. For the six months ended June 30, 2007 and 2006, approximately $6.6 million and $2.6 million, respectively, of income from operations in the International BPO segment were generated from these arrangements.
The following tables present certain financial data by segment (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue
North American BPO	$226,015	$189,930	$460,252	$369,667
International BPO	98,112	87,857	190,517	173,941
Database Marketing and Consulting	5,705	9,547	11,595	27,148

Total	$329,832	$287,334	$662,364	$570,756

Income (loss) from operations
North American BPO	$27,581	$18,236	$59,970	$31,347
International BPO	5,166	(348)	5,383	(2,514)
Database Marketing and Consulting	(17,311)	(5,238)	(21,431)	(6,203)

Total	$15,436	$12,650	$43,922	$22,630

The following tables present Revenue based upon the geographic location where the services are provided (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue
United States	$99,388	$103,388	$211,389	$210,027
Asia Pacific	84,704	55,320	162,017	107,028
Canada	52,941	53,310	104,398	108,690
Europe	37,011	35,473	73,887	69,575
Latin America	55,788	39,843	110,673	75,436

Total	$329,832	$287,334	$662,364	$570,756

(4) SIGNIFICANT CLIENTS
The Company had one client (“Client A”) that contributed in excess of 10% of total revenue for the three and six months ended June 30, 2007 and 2006, which operates in the communications industry. The revenue from this client as a percentage of total revenue was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Client A	15.2%	17.0%	14.6%	16.9%

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007
Accounts receivable from this client were as follows (amounts in thousands):

	June 30,	December 31,
	2007	2006
Client A	$35,669	$30,862
The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, Management performs ongoing credit evaluations of its clients and maintains allowances for uncollectible accounts. Although the Company is impacted by economic conditions in various industry segments, Management does not believe significant credit risk exists as of June 30, 2007.
(5) GOODWILL
Goodwill consisted of the following (amounts in thousands):

			Foreign
	December 31,		Currency	June 30,
	2006	Impairments	Impact	2007
North American BPO	$36,261	$–	$14	$36,275
International BPO	8,612	–	335	8,947
Database Marketing and Consulting	13,361	(13,361)	–	–

Total	$58,234	$(13,361)	$349	$45,222

Under Statement of Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is no longer amortized but is reviewed for impairment at least annually, and more often if a triggering event were to occur in an interim period. The Company’s annual impairment testing is performed in the fourth quarter of each year.
Based on the analyses performed during the second quarter of 2007, there were no impairments to the June 30, 2007 balances of our North American and International BPO segments of $36.3 million and $8.9 million, respectively.
Alternatively, the Company’s Database Marketing and Consulting segment continued to incur operating losses during the second quarter of 2007. As the Company continues to consider strategic alternatives for this segment, it determined in June 2007 that it was “more-likely-than-not” that it would dispose of its Database Marketing and Consulting segment, although the Company has not yet committed to a plan to do so. These two items triggered impairment testing on an interim basis for this segment under the guidance of SFAS 142.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007
The first step of the impairment testing indicated that the carrying value of the Database Marketing and Consulting segment exceeded its fair value. The Company determined the fair value of the segment by weighting the discounted cash flow analyses performed by a third-party valuation expert and indications of fair market value received from interested third-parties based on the probability of the different outcomes. The decrease in the fair value as compared to the calculation in the step one test performed in prior quarters was due to two factors. The first factor was that the expectations regarding future results of the segment used in the discounted cash flow analyses were below the expectations reflected in the prior quarter’s analyses. While the revenue declines and operating losses for this segment have generally stabilized, returning this business to profitability is expected to take longer than previously forecasted. The second factor was that the indications of fair market value received from interested third-parties were less than the carrying value of the segment. Given these indications of a possible impairment, the Company performed the second step of the impairment testing.
The second step of the impairment testing indicated that the book value of the reporting unit’s goodwill exceeded the implied fair value of that goodwill. The implied fair value was determined by reviewing the segments current assets and liabilities; property, plant and equipment; and other identifiable intangible assets (both those recorded and not recorded) to determine the appropriate fair value of the segment’s assets and liabilities in a hypothetical purchase accounting analysis. The fair value of these items based on the hypothetical analysis was then compared to the fair value used in the step one test (the hypothetical purchase price) to calculate the implied fair value of the segment’s goodwill. The implied fair value of the segment’s goodwill was zero. As a result, an impairment charge of $13.4 million for the entirety of the segment’s goodwill was recorded during the second quarter of 2007. This was recorded in Impairment Losses in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income.
(6) DERIVATIVES
The Company conducts a significant portion of its business in currencies other than the U.S. dollar, the currency in which the Condensed Consolidated Financial Statements are reported. Correspondingly, the Company’s operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. The Company’s subsidiaries in Argentina, Canada, Mexico and the Philippines use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars. To hedge against the risk of a weaker U.S. dollar, the Company’s U.S. entity has contracted on behalf of its foreign subsidiaries with several financial institutions to acquire (utilizing forward, non–deliverable forward and/or option contracts) the functional currency of the foreign subsidiary at a fixed U.S. dollar exchange rate at specific dates in the future. The Company pays up–front premiums to obtain certain option hedge instruments.
While the Company has implemented certain strategies to mitigate risks related to the impact of fluctuations in currency exchange rates, it cannot ensure that it will not recognize gains or losses from international transactions, as this is part of transacting business in an international environment. Not every exposure is or can be hedged and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts which may vary or which may later prove to be inaccurate. Failure to successfully hedge or anticipate currency risks properly could adversely affect the Company’s consolidated operating results.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007
As of June 30, 2007, the notional amount of these derivative instruments is summarized as follows (amounts in thousands):

	Local		Dates
	Currency	U.S. Dollar	Contracts
	Amount	Amount	are Through
Canadian Dollar	194,400	$173,800	December 2010
Philippine Peso	4,680,000	96,536	April 2009
Argentine Peso	29,500	9,173	October 2008
Mexican Peso	63,000	5,620	December 2007

		$285,129

These derivatives, including option premiums, are classified as Prepaids and Other Current Assets of $10.2 million and $2.9 million; Other Long–term Assets of $6.9 million and $0.6 million; Other Accrued Expenses of $0.0 million and $3.2 million and Other Long–term Liabilities of $0.0 million and $3.3 million as of June 30, 2007 and December 31, 2006, respectively, in the accompanying Condensed Consolidated Balance Sheets.
The Company recorded deferred tax (liabilities) assets of ($5.6) million and $1.5 million related to these derivatives as of June 30, 2007 and December 31, 2006, respectively. A total of ($8.7) million and $2.4 million of deferred (gains) losses, net of tax, on derivative instruments as of June 30, 2007 and December 31, 2006, respectively, were recorded in Accumulated Other Comprehensive Income in the accompanying Condensed Consolidated Balance Sheets.
For both the three months ended June 30, 2007 and 2006, the Company recorded gains of $2.9 million for settled hedge contracts and the related premiums. During the six months ended June 30, 2007 and 2006, the Company recorded gains of $2.6 million and $4.5 million, respectively, for settled hedge contracts and the related premiums. These gains are reflected in Revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(7) INCOME TAXES
The Company accounts for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes (“SFAS 109”) and adopted FIN 48, effective January 1, 2007. FIN 48 defines the threshold for recognizing the tax benefits of a tax return filing position in the financial statements as “more–likely–than–not” to be sustained by the taxing authority. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized.
On January 1, 2007, the Company had a $17.3 million reserve for unrecognized tax benefits that it did not consider “probable” under SFAS No. 5 “Accounting for Contingencies.” Upon adoption of FIN 48 and re-evaluation of the $17.3 million, it did not meet the “more-likely-than-not” criteria either, and therefore, there was no change in the unrecognized tax benefit. However, for other uncertain tax positions upon adoption of FIN 48, the Company recorded a $0.6 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The total amount of interest and penalties relating to the $0.6 million increase in uncertain tax benefits recorded at the time of adoption was $49 thousand. This amount was also recorded as a reduction to the January 1, 2007 balance of retained earnings.
The total liability for unrecognized tax benefits at January 1, 2007 was $17.9 million. The Company recorded an additional $0.4 million in unrecognized tax benefits during the first quarter of 2007 as a result of tax positions taken during the quarter. During the second quarter of 2007, based on new information, the Company realized $0.4 million in previously unrecognized tax benefits. As of June 30, 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is $17.9 million.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007
Upon adopting FIN 48, the Company changed its accounting practice for penalties and interest as of June 30, 2007. In prior accounting periods, interest and penalties relating to income taxes were accounted for in interest expense and other expenses, respectively. Under FIN 48, interest and penalties relating to income taxes will be accrued net of tax in income tax expense. In adopting FIN 48, the Company is permitted to change its accounting practice at the time of adoption under a one-time “safe harbor” provision. In changing its accounting practice, the Company recorded a one-time entry to reclassify interest payable on income taxes recorded during prior accounting periods from interest payable to income taxes payable. The change in accounting practice resulted in no change to net income, net income per share or retained earnings reported in any prior period.
The Company has recorded $0.6 million of FIN 48 tax liability related to several items. At this time, we are unable to determine when ultimate payment will be made for any of these items. If cash settlement for all of these items occurred in the same year, there would not be a material impact to cash flow.
The amount of interest and penalties recognized in the accompanying Condensed Consolidated Balance Sheets at January 1, 2007 was approximately $61 thousand. There has been no material change to the amount of interest and penalties accrued in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2007.
The Company and its domestic and foreign subsidiaries (including Percepta LLC and its domestic and foreign subsidiaries) file income tax returns as required in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, most notably Mexico, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examinations or assessment of taxes by tax authorities with respect to years ending on, or prior to, December 31, 2001. In Mexico, the Company is no longer subject to examination or assessment of tax by tax authorities with respect to years ending on, or prior to, December 31, 2000. The Company’s U.S. income tax returns filed for the tax years ending December 31, 2002, 2003 and 2004 are currently under audit by the Internal Revenue Service (“IRS”). It is reasonably possible that this audit will be completed by December 31, 2007. As of June 30, 2007, the IRS has not proposed any adjustment to the tax returns as filed that have not already been accounted for in the Company’s Condensed Consolidated Financial Statements. There are no other tax audits in process in major tax jurisdictions that would have a significant impact on the Company’s Condensed Consolidated Financial Statements.
It is reasonably possible that within the 12 month period from the date of adoption the amount of unrecognized tax benefits may be reduced by up to $17.4 million. In the third quarter of 2005, the Company filed amended 2002 income tax returns claiming tax deductions of $43.4 million with respect to its investment in its Spanish subsidiary. In the second quarter of 2006, the IRS began reviewing the amended 2002 income tax return and the Company’s claim for refund. In the fourth quarter of 2006, the IRS review was raised to the level of an audit and expanded to include the 2003 and 2004 tax years. It is reasonably possible that the Company will reach an agreement with the IRS concerning the 2002 to 2004 audit periods and the related refund claims resulting in the recognition of up to $17.3 million in tax benefits. Additionally, it is reasonably possible that within the next twelve months the statute of limitations for the assessment of tax will expire on various state income tax return positions resulting in the recognition of up to $0.1 million in tax benefits.
As of June 30, 2007, the Company had $49.0 million of deferred tax assets (after a $18.3 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $48.3 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007
The effective tax rate, after minority interest, for the three and six months ended June 30, 2007 was 28.6% and 33.5%, respectively. The effective tax rate for the three and six months ended June 30, 2007, is lower than expected due to the $13.4 million charge related to the impairment of the goodwill for the Company’s Database Marketing and Consulting segment discussed in Note 5. The impairment charge recorded in the U.S. tax jurisdiction reduced income before taxes recorded in the U.S. and thereby increased the proportion of income before taxes earned in the Company’s international tax jurisdictions. In the future, the Company’s effective tax rate could be adversely affected by several factors, many of which are outside of our control. The Company’s effective tax rate is affected by the proportion of revenues and income before taxes in the various domestic and international jurisdictions in which we operate. Further, the Company is subject to changing tax laws, regulations and interpretations in multiple jurisdictions, in which we operate, as well as the requirements, pronouncements and rulings of certain tax, regulatory and accounting organizations. We estimate the Company’s annual effective tax rate each quarter based on a combination of actual and forecasted results of subsequent quarters. Consequently, significant changes in the Company’s actual quarterly or forecasted results may impact the effective tax rate for the current or future periods.
(8) RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES
Restructuring Charges
A rollforward of the activity in the Company’s restructuring accruals is as follows (amounts in thousands):

	Closure of
	Delivery	Reduction in
	Centers	Force	Total
Balance as of December 31, 2006	$1,087	$191	$1,278
Expense	–	262	262
Payments	(113)	(379)	(492)

Balance as of June 30, 2007	$974	$74	$1,048

Impairment Losses
During the three and six months ended June 30, 2007, the Company recorded impairment charges of $13.5 million comprised of the following: $13.4 million related to the impairment of the goodwill for the Company’s Database, Marketing and Consulting segment as discussed in Note 5 and $0.1 million related to the fair value of three delivery centers in the Company’s North American BPO segment being less than their carrying value.
There were no impairment losses for the three months ended March 31, 2007.
(9) COMMITMENTS AND CONTINGENCIES
Letters of Credit
As of June 30, 2007, outstanding letters of credit and other performance guarantees totaled approximately $11.9 million, which primarily guarantee workers’ compensation and other insurance related obligations and facility leases.
Guarantees
The Company’s Credit Facility is guaranteed by the majority of the Company’s domestic subsidiaries.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007
Legal Proceedings
From time-to-time, the Company may be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided to the extent that losses are deemed both probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, it is Management’s opinion that the disposition or ultimate determination of such claims or lawsuits will not have a material adverse effect on the Company.
(10) NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Shares used in basic earnings per share calculation	70,599	68,925	70,467	68,926
Effect of dilutive securities – Stock options	2,374	1,049	2,459	1,233

Shares used in dilutive earnings per share calculation	72,973	69,974	72,926	70,159

For the three months ended June 30, 2007 and 2006, 0.1 million and 1.6 million, respectively, of options to purchase shares of common stock were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti–dilutive. For the six months ended June 30, 2007 and 2006, 0.1 million and 1.7 million, respectively, of options to purchase shares of common stock were outstanding but not included in the computation of diluted net income per share because the effect would have been anti–dilutive.
(11) EQUITY-BASED COMPENSATION PLANS
The Company has adopted SFAS No. 123 (revised 2004) Share–Based Payment (“SFAS 123(R)”) and applies the modified prospective method for expensing equity compensation. SFAS 123(R) requires all equity–based payments to employees, including grants of employee stock options, to be recognized in the Consolidated Statements of Operations and Comprehensive Income at the fair value of the award on the grant date. The fair values of all stock options granted by the Company are estimated on the date of grant using the Black–Scholes–Merton Model.
Stock Options
As of June 30, 2007, there was approximately $15.6 million of total unrecognized compensation cost (including the impact of expected forfeitures as required under SFAS 123(R)) related to unvested share–based compensation arrangements granted under the equity plans that the Company had not recorded. That cost is expected to be recognized over the weighted–average period of four years and the Company recognizes compensation expense straight–line over the vesting term of the option grant. The Company recognized compensation expense related to these options of $2.5 million and $4.7 million, respectively, for the three and six months ended June 30, 2007. The Company recognized compensation expense related to these options of $1.9 million and $3.3 million for the three and six months ended June 30, 2006, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007
Restricted Stock Grant
In January 2007, the Compensation Committee of the Board of Directors of the Company granted an aggregate of approximately 1.5 million restricted stock units (“RSUs”) to Executive Officers and members of the Company’s Management team. The grants replace the Company’s January 2005 Long-Term Incentive Plan and are intended to provide management with additional incentives to promote the success of the Company’s business, thereby aligning Management’s interests with the interests of the Company’s stockholders. Two–thirds of the RSUs granted vest pro rata over three years based solely on the Company exceeding specified operating income performance targets in each of the years 2007, 2008 and 2009. If the performance target for a particular year is not met, the RSUs scheduled to vest in that year are cancelled. The remaining one–third of the RSUs vest pro–rata in equal installments over five years based on the individual recipient’s continued employment with the Company. Settlement of the RSUs are made in shares of the Company’s common stock by delivery of one share of common stock for each RSU then being settled.
During the three months ended June 30, 2007, the Company issued an additional 1.4 million RSUs. Of the total RSUs granted, 863 thousand vest pro-rata in equal installments over a five to 10 year period. The remaining 496 thousand shares vest pro-rata based on specific performance metrics outlined in the individual RSU agreements.
The Company recognized compensation expense related to these RSUs of $0.7 million and $1.4 million, respectively, for the three and six months ended June 30, 2007.
(12) OTHER FINANCIAL INFORMATION
As of June 30, 2007, Accumulated Other Comprehensive Income included in the Company’s Condensed Consolidated Balance Sheets consisted of $17.3 million and $8.7 million of foreign currency translation adjustments and derivatives valuation, net of tax, respectively. As of December 31, 2006, Accumulated Other Comprehensive Income consisted of $8.1 million and ($2.4) million of foreign currency translation adjustments and derivatives valuation, net of tax, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Introduction
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10–K for the fiscal year ended December 31, 2006. Except for historical information, the discussion below contains certain forward–looking statements that involve risks and uncertainties. The projections and statements contained in these forward–looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward–looking statements.
All statements not based on historical fact are forward–looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, following are important factors that could cause our actual results to differ materially from those expressed or implied by such forward–looking statements, including but not limited to the following: our belief that we are continuing to see strong demand for our services and that sales cycles are shortening; and achieving estimated revenue from new, renewed and expanded client business as volumes may not materialize as forecasted or be sufficient to achieve our business outlook; achieving continued profit improvement in our International BPO operations; the ability to close and ramp new business opportunities that are currently being pursued or that are in the final stages with existing and/or potential clients in order to achieve our business outlook; our ability to execute our growth plans, including sales of new products (such as OnDemand); our ability to achieve our year–end 2007 financial goals, including those set forth in our Business Outlook; the possibility of our Database Marketing and Consulting segment not increasing revenue, lowering costs, or returning to profitability or the potential terms of a disposal of this segment, which could result in an additional impairment of its long-lived assets; the possibility of lower revenue or price pressure from our clients experiencing a business downturn or merger in their business; greater than anticipated competition in the BPO services market, causing adverse pricing and more stringent contractual terms; risks associated with losing or not renewing client relationships, particularly large client agreements, or early termination of a client agreement; the risk of losing clients due to consolidation in the industries we serve; consumers’ concerns or adverse publicity regarding our clients’ products; our ability to find cost effective locations, obtain favorable lease terms and build or retrofit facilities in a timely and economic manner; risks associated with business interruption due to weather, pandemic, or terrorist–related events; risks associated with attracting and retaining cost–effective labor at our delivery centers; the possibility of additional asset impairments and restructuring charges; risks associated with changes in foreign currency exchange rates; economic or political changes affecting the countries in which we operate; changes in accounting policies and practices promulgated by standard setting bodies; and new legislation or government regulation that impacts the BPO and customer management industry.
See Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10–K and the risk factors reported in our Registration Statement on Form S-3 filed on March 19, 2007 (Registration No. 333-141423).

Executive Overview
We serve our clients through two primary businesses, BPO and Database Marketing and Consulting. Our BPO business provides outsourced business process, customer management and marketing services for a variety of industries through delivery centers throughout the world and represents approximately 98% of total revenue. When we begin operations in a new country, we determine whether the country is intended to primarily serve United States of America (“U.S.”) based clients, in which case we include the country in our North American BPO segment, or if the country is intended to serve both domestic clients from that country and U.S. based clients, in which case we include the country in our International BPO segment. Operations for each segment of our BPO business are conducted in the following countries:

North American BPO	International BPO
United States	Argentina
Canada	Australia
India	Brazil
Philippines	China
Costa Rica
England
Germany
Malaysia
Mexico
New Zealand
Northern Ireland
Scotland
Singapore
Spain
In addition, we are currently in the process of opening BPO operations in South Africa.
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
BPO Services
The BPO business generates revenue based primarily on the amount of time our associates devote to a client’s program. We primarily focus on large global corporations in the following industries: automotive, communications, financial services, government, healthcare, retail, technology and travel and leisure. Revenue is recognized as services are provided. The majority of our revenue is from multi–year contracts and we expect that it will continue to be. However, we do provide certain client programs on a short–term basis.
We have historically experienced annual attrition of existing client programs of approximately 7% to 15% of our revenue. Attrition of existing client programs during the first six months of 2007 was 8.3%. However, during the first six months of 2007, we experienced net growth of existing client programs of 2.5%. We believe that this is attributable to our investment in an account management and operations team focused on client service.
Our invoice terms with clients typically range from 30 to 60 days, with longer terms in Europe.

The BPO industry is highly competitive. We compete primarily with the in–house business processing operations of our current and potential clients. We also compete with certain companies that provide BPO on an outsourced basis. Our ability to sell our existing services or gain acceptance for new products or services is challenged by the competitive nature of the industry. There can be no assurance that we will be able to sell services to new clients, renew relationships with existing clients, or gain client acceptance of our new products.
We have improved our revenue and profitability in both the North American and the International BPO segments by:
•	Selling new business to existing clients;

•	Securing new clients;

•	Continuing to focus sales efforts on large, complex, global BPO opportunities;

•	Differentiating our products and services from those of our competitors by developing and offering new solutions to clients;

•	Expansion of off–shore capabilities to support client growth;

•	Increasing sales to absorb unused capacity in existing global delivery centers;

•	Reducing costs and continued focus on cost controls; and

•	Managing the workforce in our delivery centers in a cost–effective manner.
Our ability to enter into new or renew multi–year contracts, particularly large complex opportunities, is dependent upon the macroeconomic environment in general and the specific industry environments in which our clients operate. A weakening of the U.S. or the global economy could lengthen sales cycles or cause delays in closing new business opportunities.
Our potential clients typically obtain bids from multiple vendors and evaluate many factors in selecting a service provider including, among other factors, the scope of services offered, the service record of the vendor and price. We generally price our bids with a long–term view of profitability and, accordingly, we consider all of our fixed and variable costs in developing our bids. We believe that our competitors, at times, may bid business based upon a short–term view, as opposed to our longer–term view, resulting in a lower price bid. While we believe that our clients’ perceptions of the value we provide results in our being successful in certain competitive bid situations, there are often situations where a potential client may prefer a lower cost.
Our industry is labor–intensive and the majority of our operating costs relate to wages, employee benefits and employment taxes. An improvement in the local or global economies where our delivery centers are located could lead to increased labor–related costs if demand for workers increases while supply decreases. In addition, our industry experiences high personnel attrition and the length of training time required to implement new programs continues to increase due to increased complexities of our clients’ businesses. This may create challenges if we obtain several significant new clients or implement several new, large scale programs and need to recruit, hire and train qualified personnel at an accelerated rate.

As discussed above, our profitability is influenced, in part, by the number of new or expanded client programs. We defer revenue for the initial training that occurs upon commencement of a new client contract (“Start–Up Training”) if that training is billed separately to the client. Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are also deferred up to the amount of deferred start-up training. In these circumstances, both the training revenue and costs are amortized straight–line over the life of the contract. In situations where Start–Up Training is not billed separately, but rather included in the production rates paid by the client over the life of the contract as services are performed, the revenue is recognized over the life of the contract and the associated training expenses are expensed as incurred. For the three and six months ended June 30, 2007, we incurred $0.4 million, and $0.7 million, respectively, of training expenses for client programs for which we did not separately bill Start–Up Training.
The following summarizes the impact of the deferred Start–Up Training for the three and six months ended June 30, 2007 (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007		June 30, 2007
		Income		Income
		from		from
	Revenue	Operations	Revenue	Operations
Amounts deferred due to new business	$(1,891)	$(908)	$(2,909)	$(1,651)
Amortization of prior period deferrals	2,733	1,482	5,559	3,570

Net increase for the period	$842	$574	$2,650	$1,919

The following summarizes the impact of the deferred Start-Up Training for the three and six months ended June 30, 2006 (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006
		Income		Income
		from		from
	Revenue	Operations	Revenue	Operations
Amounts deferred due to new business	$(2,021)	$(1,630)	$(5,534)	$(3,122)
Amortization of prior period deferrals	1,005	379	2,039	1,174

Net decrease for the period	$(1,016)	$(1,251)	$(3,495)	$(1,948)

As of June 30, 2007, we had $5.5 million of net deferred Start–Up Training that will be amortized straight–line over the remaining life of the corresponding client contracts (approximately 19 months).
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
Quarterly, we review our capacity utilization and projected demand for future capacity. In connection with these reviews, we may decide to consolidate or close under–performing delivery centers, including those impacted by the loss of a major client program, in order to maintain or improve targeted utilization and margins. In addition, because clients may request that we serve their customers from off–shore delivery centers with lower prevailing labor rates, in the future we may decide to close one or more of our domestic delivery centers, even though it is generating positive cash flow, because we believe that the future profits from conducting such services outside the domestic delivery center may more than compensate for the one–time charges related to closing the facility.

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
We internally target capacity utilization in our delivery centers at 85% to 90% of our available workstations. As of June 30, 2007, the overall capacity utilization in our multi–client centers was 75%. The table below presents workstation data for our multi–client centers as of June 30, 2007 and December 31, 2006. Dedicated and managed centers (10,143 workstations) are excluded from the workstation data as unused workstations in these facilities are not available for sale to other customers. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	June 30, 2007			December 31, 2006
	Total			Total
	Production		% In	Production		% In
	Workstations	In Use	Use	Workstations	In Use	Use
North American BPO	14,014	10,476	75%	13,137	10,362	79%
International BPO	9,876	7,534	76%	10,121	8,129	80%

Total	23,890	18,010	75%	23,258	18,491	80%

The decrease in the capacity utilization of the North American BPO is due to the increase in total production workstations as our “in use” capacity remained relatively constant. The increase in total production workstations is due to our continued capital expansion in the Philippines. The decrease in capacity utilization of the International BPO is due to decreases in both the production workstations and the “in use” workstations. This is due to our reclassifying of a delivery center in our International BPO from a shared to a dedicated center in the first quarter of 2007. This accounted for approximately 400 production workstations. In addition, as we have been successful in moving business from certain countries to other countries with lower cost opportunities, capacity utilization has shifted between the two BPO segments.
Database Marketing and Consulting
The revenue from this segment is generated utilizing a database and contact system to promote the sales and service business of automobile dealership customers using targeted marketing solutions through the phone, mail, e–mail and the Web. As of June 30, 2007, our Database Marketing and Consulting segment had relationships with more than 2,300 automobile dealers representing 27 different automotive brand names. These contracts generally have terms ranging from one month to 24 months. For a few major automotive manufacturers, the automotive manufacturer collects from the individual automobile dealers on our behalf. Our average collection period is 30 to 60 days. A combination of factors described below contributed to this segment generating a loss from operations of approximately $17.3 million and $21.4 million, respectively, after corporate allocations for the three and six months ended June 30, 2007.
First, the clients of our Database Marketing and Consulting segment come from the automotive industry. The U.S. automotive industry is currently reporting declining earnings, which may result in client losses, lower volumes, or additional pricing pressures on our operations.

Second, in 2006, our agreement with Ford (whose dealers currently represented approximately 34% of the revenue of our Database Marketing and Consulting segment for both the three and six months ended June 30, 2007) was modified to provide services to Ford’s automotive dealerships on a preferred basis, rather than on an exclusive basis. Due to this modification and Ford’s offering of a competing product, our dealer attrition rate exceeded our new account growth in 2006 resulting in a significant decrease in revenue.
Finally, this segment continued to incur operating losses during the second quarter of 2007. As a result, during June 2007, we determined that it was “more-likely-than-not” that we would dispose of our Database Marketing and Consulting segment. This triggered impairment testing on an interim basis for this segment under the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Other Intangible Assets (“SFAS 142”) as discussed in Note 5 to the Condensed Consolidated Financial Statements. As a result, the Database, Marketing and Consulting segment recorded an impairment loss of $13.4 million to reduce the carrying value of their goodwill to zero.
As the Company evaluates various strategic alternatives for this segment, we continue to focus on actions aimed at returning this segment to profitability. We anticipate this segment will incur a loss from operations in the third quarter of 2007 in the range of $3.5 million to $4.5 million.
Overall
As shown in the “Results of Operations” which follows later, we have improved income from operations for our North American and International BPO segments. The increases are attributable to a variety of factors such as expansion of work on certain client programs, transitioning work on certain client programs to lower cost operating centers, improving individual client program profit margins and/or eliminating underperforming programs and our multi–phased cost reduction plan.
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
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of its financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had Management used different estimates and assumptions or if different conditions had occurred in the periods presented. Below is a discussion of the policies that we believe may involve a high degree of judgment and complexity.
Revenue Recognition
For each client arrangement, we determine whether evidence of an arrangement exists, delivery of our service has occurred, the fee is fixed or determinable and collection is reasonably assured. If all criteria are met, we recognize revenue at the time services are performed. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

Our BPO segments recognize revenue under three models:
Production Rate - Revenue is recognized based on the billable time or transactions of each associate, as defined in the client contract. The rate per billable time or transaction is based on a predetermined contractual rate. This contractual rate can fluctuate based on our performance against certain pre–determined criteria related to quality and performance.
Performance-Based - Under performance–based arrangements, we are paid by our clients based on the achievement of certain levels of sales or other client–determined criteria specified in the client contract. We recognize performance–based revenue by measuring our actual results against the performance criteria specified in the contracts. Amounts collected from clients prior to the performance of services are recorded as deferred revenue, which is recorded in Other Short-Term Liabilities or Other Long-Term Liabilities in the accompanying Condensed Consolidated Balance Sheets.
Hybrid – Under hybrid models, we are paid a fixed fee or production element as well as a performance–based element.
Certain client programs provide for increases or decreases to monthly billings based upon whether we meet or exceed certain performance criteria as set forth in the contract. Increases or decreases to monthly billings arising from such contract terms are reflected in revenue as earned or incurred.
Our Database Marketing and Consulting segment recognizes revenue when services are rendered. Most agreements require the billing of predetermined monthly rates. Where the contractual billing periods do not coincide with the periods over which services are provided, we recognize revenue straight–line over the life of the contract (typically six to 24 months).
From time-to-time, we make certain expenditures related to acquiring contracts (recorded as contract acquisition costs in the accompanying Condensed Consolidated Balance Sheets). Those expenditures are capitalized and amortized in proportion to the initial expected future revenue from the contract, which in most cases results in straight–line amortization over the life of the contract. Amortization of these costs is recorded as a reduction of revenue.
Income Taxes
We account for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes (“SFAS 109”), which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the Condensed Consolidated Financial Statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more-likely-than-not be recovered from future projected taxable income.
As required by SFAS 109, we continually review the likelihood that deferred tax assets will be realized in future tax periods under the more-likely-than-not criteria. In making this judgment, SFAS 109 requires that all available evidence, both favorable and unfavorable, should be considered in determining whether, based on the weight of that evidence, a valuation allowance is required.
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

We adopted Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) effective January 1, 2007. FIN 48 defines the threshold for recognizing the tax benefits of a tax return filing position in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized.
Allowance for Doubtful Accounts
We have established an allowance for doubtful accounts to reserve for uncollectible accounts receivable. Each quarter, Management reviews the receivables on an account–by–account basis and assigns a probability of collection. Management’s judgment is used in assessing the probability of collection. Factors considered in making this judgment include, among other things, the age of the receivable, client financial condition, previous client payment history and any recent communications with the client.
Impairment of Long-Lived Assets
We evaluate the carrying value of our individual delivery centers in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that a long-lived asset group be reviewed for impairment only when events or changes in circumstances indicate that the carrying amount of the long–lived asset group may not be recoverable. When the operating results of a delivery center have deteriorated to the point that it is likely that losses will continue for the foreseeable future, or we expect that a delivery center will be closed or otherwise disposed of before the end of its estimated useful life, we select the delivery center for further review.
For delivery centers selected for further review, we estimate the probability-weighted future cash flows based on EBITDA (see “Presentation of Non-GAAP Measurements”) as a surrogate for cash flows, resulting from operating the delivery center over its useful life. Significant judgment is involved in projecting future capacity utilization, pricing, labor costs and the estimated useful life of the delivery center. We do not subject the same test to delivery centers that have been operated for less than two years or those delivery centers that have been impaired within the past two years because we believe sufficient time is necessary to establish a market presence and build a client base for such new or modified delivery centers in order to adequately assess recoverability. However, such delivery centers are nonetheless evaluated in case other factors would indicate an impairment had occurred. For impaired delivery centers, we write the assets down to their estimated fair market value. If the assumptions used in performing the impairment test prove insufficient, the fair market value estimate of the delivery centers may be significantly lower, thereby causing the carrying value to exceed fair market value and indicating an impairment had occurred.
Based on the review performed for the second quarter of 2007, we determined that approximately $0.1 million of impairment had occurred in three North American BPO delivery centers and we recorded the adjustment accordingly.
We also assess the realizable value of capitalized software development costs on a quarterly basis based upon current estimates of future cash flows from services utilizing the underlying software (principally utilized by our Database Marketing and Consulting segment). No impairment had occurred as of June 30, 2007.
Goodwill
Goodwill is tested for impairment in accordance with SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS 142”) at least annually for reporting units one level below the segment level for the North American BPO and International BPO segments and at the segment level for the Database Marketing and Consulting segment, which consists of one subsidiary company. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The impairment, if any, is measured based on the estimated fair value of the reporting unit. Fair value can be determined based on discounted cash flows, comparable sales, or valuations of other similar businesses. Our policy is to test goodwill for impairment in the fourth quarter of each year unless an indicator of impairment arises.

The most significant assumptions used in these analyses are those made in estimating future cash flows. In estimating future cash flows, we generally use the financial assumptions in our internal forecasting model such as projected capacity utilization, projected changes in the prices we charge for our services and projected labor costs. We then use a discount rate that we consider appropriate for the country where the business unit is providing services. If actual results are less than the assumptions used in performing the impairment test, the fair value of the reporting units may be significantly lower, causing the carrying value to exceed the fair value and indicating that an impairment has occurred.
Based on the analyses performed during the second quarter of 2007, there were no impairments to the June 30, 2007 goodwill balances of our North American and International BPO segments of $36.3 million and $8.9 million, respectively.
Alternatively, our Database Marketing and Consulting segment continued to incur operating losses during the second quarter of 2007. As we continue to consider strategic alternatives for this segment we determined in June 2007 that it was “more-likely-than-not” that we would dispose of this segment, although we have not yet committed to a plan to do so. These two factors triggered impairment testing for this segment on an interim basis under the guidance of SFAS 142.
The first step of the impairment testing showed that the carrying value of the Database Marketing and Consulting segment exceeded its fair value. We determined the fair value of the segment by weighting the discounted cash flow analyses performed by a third-party valuation expert and indications of fair market value received from interested third-parties based on the probability of the different outcomes. The decrease in the fair value as compared to the calculation in the step one test performed in prior quarters was due to two factors. The first factor was that the expectations regarding future results of the segment used in the discounted cash flow analyses were below the expectations reflected in the prior quarter’s analyses. While the revenue declines and operating losses for this segment have generally stabilized, returning this business to profitability is expected to take longer than previously forecasted. The second factor was that the indications of fair market value received from interested third-parties were less than the carrying value of the segment. Given these indications of a possible impairment, we performed the second step of the impairment testing.
The second step of the impairment testing indicated that the book value of the reporting unit’s goodwill exceeded the implied fair value of that goodwill. The implied fair value was determined by reviewing the segment’s current assets and liabilities; property, plant and equipment; and other identifiable intangible assets (both those recorded and not recorded) to determine the appropriate fair value of the segment’s assets and liabilities in a hypothetical purchase accounting analysis. The fair value of these items based on the hypothetical analysis was then compared to the fair value used in the step one test (the hypothetical purchase price) to calculate the implied fair value of the segment’s goodwill. The implied fair value of the segment’s goodwill was zero. As a result, an impairment charge of $13.4 million for the entirety of the segment’s goodwill was recorded during the second quarter of 2007. This was recorded in Impairment Losses in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income.
Restructuring Liability
We routinely assess the profitability and utilization of our delivery centers and existing markets. In some cases, we have chosen to close under–performing delivery centers and complete reductions in workforce to enhance future profitability. We follow SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities, which specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than upon commitment to a plan.

A significant assumption used in determining the amount of the estimated liability for closing delivery centers is the estimated liability for future lease payments on vacant centers, which we determine based on a third–party broker’s assessment of our ability to successfully negotiate early termination agreements with landlords and/or our ability to sublease the facility. If our assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a future gain.
Equity-Based Compensation
Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004) Share–Based Payment (“SFAS 123(R)”) applying the modified prospective method. SFAS 123(R) requires all equity–based payments to employees, including grants of employee stock options, to be recognized in the Condensed Consolidated Statement of Operations and Comprehensive Income based on the grant date fair value of the award. Prior to the adoption of SFAS 123(R), we accounted for equity–based awards under the intrinsic value method, which followed recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and included equity–based compensation as pro–forma disclosure within the notes to our Condensed Consolidated Financial Statements.
For the three and six months ended June 30, 2007, we recorded expense of $3.2 million and $6.1 million, respectively, for equity–based compensation. We expect that equity–based compensation expense for fiscal 2007 and 2008 from existing awards will be approximately $12.7 million and $12.3 million, respectively. This amount represents both stock option awards and restricted stock unit grants (“RSU”).
The performance-based portion of the RSUs are not included in the equity–based compensation expense described above because it is not probable at this time that the performance targets will be met. In the event that the performance targets of the RSUs become probable, the equity–based compensation expense would increase by approximately $11.7 million and $14.5 million annually in fiscal 2007 and 2008, respectively. It is noted that any future significant awards of RSUs or changes in the estimated forfeiture rates of stock options and RSUs may impact this estimate. See Note 11 to the Condensed Consolidated Financial Statements for additional information.
Contingencies
We record a liability in accordance with SFAS No. 5 Accounting for Contingencies for threatened and pending claims or litigation where losses are both probable and reasonably estimable. Each quarter, Management, with the advice of legal counsel, reviews all threatened and pending claims or litigation and assigns probability of loss and range of loss based upon the assessment of counsel.
Explanation of Key Metrics and Other Items
Cost of Services
Cost of services principally include costs incurred in connection with our BPO operations and database marketing services, including direct labor, telecommunications, printing, postage, sales and use tax and certain fixed costs associated with delivery centers. In addition, cost of services includes income related to grants we may receive from time–to–time from local or state governments as an incentive to locate delivery centers in their jurisdictions, which reduce the cost of services for those facilities. Cost of services does not include any amounts for depreciation and amortization expense.
Selling, General and Administrative
Selling, general and administrative expenses primarily include costs associated with administrative services such as sales, marketing, product development, legal settlements, legal, information systems (including core technology and telephony infrastructure) and accounting and finance. It also includes equity–based compensation expense, outside professional fees (i.e. legal and accounting services), building maintenance expense for non–delivery center facilities and other items associated with general business administration.

Restructuring Charges, Net
Restructuring charges, net primarily include costs incurred in connection with reductions in force or decisions to exit facilities, including termination benefits and lease liabilities, net of expected sublease rentals.
Interest Expense
Interest expense includes interest expense and amortization of debt issuance.
Other Income
The main components of other income are miscellaneous receipts not directly related to our operating activities, such as foreign exchange transaction gains and corporate legal settlements.
Other Expenses
The main components of other expenses are expenditures not directly related to our operating activities, such as foreign exchange transaction losses and corporate legal settlements.
Presentation of Non–GAAP Measurements
Free Cash Flow
Free cash flow is a non–GAAP liquidity measurement. We believe that free cash flow is useful to our investors because it measures, during a given period, the amount of cash generated that is available for debt obligations and investments other than purchases of property, plant and equipment. Free cash flow is not a measure determined by GAAP and should not be considered a substitute for “income from operations,” “net income,” “net cash provided by operating activities,” or any other measure determined in accordance with GAAP. We believe that this non–GAAP liquidity measure is useful, in addition to the most directly comparable GAAP measure of “net cash provided by operating activities,” because free cash flow includes investments in operational assets. Free cash flow does not represent residual cash available for discretionary expenditures, since it includes cash required for debt service. Free cash flow also excludes cash that may be necessary for acquisitions, investments and other needs that may arise.
The following table reconciles free cash flow to net cash provided by operating activities for our consolidated results (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Free cash flow	$3,371	$(6,715)	$21,716	$(4,567)
Purchases of property, plant and equipment	15,514	13,894	29,020	28,466

Net cash provided by operating activities	$18,885	$7,179	$50,736	$23,899

We discuss factors affecting free cash flow between periods in the “Liquidity and Capital Resources” section below.
EBIT and EBITDA
EBIT is defined as net income before interest and taxes. EBITDA is calculated by also excluding depreciation and amortization for the period from EBIT. EBIT and EBITDA are not defined GAAP measures and should not be considered alternatives to net income determined in accordance with GAAP as either an indicator of operating performance, or an alternative to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Because others may not calculate EBIT and EBITDA in the same manner as our Company, the EBIT and EBITDA information presented below may not be comparable to similar presentations by others.

However, we believe that EBIT and EBITDA provide investors and Management with a valuable and alternative method for assessing our operating results. Management evaluates the performance of our operations and operating segments based on EBIT and believes that EBIT is useful to investors to demonstrate the operational profitability of our business segments by excluding interest and taxes, which are generally accounted for across the entire Company on a consolidated basis. Further, we use EBITDA to evaluate the profitability and cash flow of our delivery centers when testing the impairment of long–lived assets.
The following table reconciles net income to EBIT and EBITDA for our consolidated results (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$9,170	$12,244	$26,497	$17,632
Interest income	(492)	(519)	(885)	(687)
Interest expense	1,417	1,194	2,701	2,080
Provision (benefit) for income taxes	3,681	(1,520)	13,344	1,461

EBIT	13,776	11,399	41,657	20,486
Depreciation and amortization	13,380	11,971	26,634	23,768

EBITDA	$27,156	$23,370	$68,291	$44,254

RESULTS OF OPERATIONS
Operating Review
The following table is presented to facilitate an understanding of our Management’s Discussion and Analysis of Financial Condition and Results of Operations and presents our results of operations by segment for the three months ended June 30, 2007 and 2006 (amounts in thousands):

	Three-Months Ended June 30,
		% of		% of
	2007	Revenue	2006	Revenue	$ Change	% Change
Revenue
North American BPO	$226,015	68.5%	$189,930	66.1%	$36,085	19.0%
International BPO	98,112	29.7%	87,857	30.6%	10,255	11.7%
Database Marketing and Consulting	5,705	1.7%	9,547	3.3%	(3,842)	(40.2)%

	$329,832	100.0%	$287,334	100.0%	$42,498	14.8%

Cost of services
North American BPO	$161,317	71.4%	$138,938	73.2%	$22,379	16.1%
International BPO	72,670	74.1%	68,772	78.3%	3,898	5.7%
Database Marketing and Consulting	3,773	66.1%	6,067	63.5%	(2,294)	(37.8)%

	$237,760	72.1%	$213,777	74.4%	$23,983	11.2%

Selling, general and administrative
North American BPO	$29,614	13.1%	$26,428	13.9%	$3,186	12.1%
International BPO	15,266	15.6%	15,325	17.4%	(59)	(0.4)%
Database Marketing and Consulting	4,599	80.6%	6,698	70.2%	(2,099)	(31.3)%

	$49,479	15.0%	$48,451	16.9%	$1,028	2.1%

Depreciation and amortization
North American BPO	$7,349	3.3%	$6,202	3.3%	$1,147	18.5%
International BPO	4,748	4.8%	3,749	4.3%	999	26.6%
Database Marketing and Consulting	1,283	22.5%	2,020	21.2%	(737)	(36.5)%

	$13,380	4.1%	$11,971	4.2%	$1,409	11.8%

Restructuring charges, net
North American BPO	$–	0.0%	$126	0.1%	$(126)	(100.0)%
International BPO	262	0.3%	57	0.1%	205	359.6%
Database Marketing and Consulting	–	0.0%	–	0.0%	–	0.0%

	$262	0.1%	$183	0.1%	$79	43.2%

Impairment losses
North American BPO	$154	0.1%	$–	0.0%	154	0.0%
International BPO	–	0.0%	302	0.3%	(302)	0.0%
Database Marketing and Consulting	13,361	234.2%	–	0.0%	13,361	0.0%

	$13,515	4.1%	$302	0.1%	$13,213	0.0%

Income (loss) from operations
North American BPO	$27,581	12.2%	$18,236	9.6%	$9,345	51.2%
International BPO	5,166	5.3%	(348)	-0.4%	5,514	(1584.5)%
Database Marketing and Consulting	(17,311)	(303.4)%	(5,238)	(54.9)%	(12,073)	230.5%

	$15,436	4.7%	$12,650	4.4%	$2,786	22.0%

Other income (expense), net	$(2,077)	(0.6)%	$(1,234)	(0.4)%	$(843)	68.3%

(Provision) benefit for income taxes	$(3,681)	(1.1)%	$1,520	0.5%	$(5,201)	(342.2)%

Three Months Ended June 30, 2007 As Compared to 2006
Revenue
Revenues for North American BPO for the three months ended June 30, 2007 as compared to the same period in 2006 were $226.0 million and $189.9 million, respectively. The increase in revenue for the North American BPO between periods was due to new client programs, expansion of existing programs and the acquisition of DAC.
Revenues for International BPO for the three months ended June 30, 2007 as compared to the same period in 2006 were $98.1 million and $87.9 million, respectively. The increase in revenue for the International BPO between periods was due to new client programs and the expansion of existing programs.
Revenues for Database Marketing and Consulting for the three months ended June 30, 2007 as compared to the same period in 2006 were $5.7 million and $9.5 million, respectively. The decrease is due to a net decrease in the customer base as previously discussed.
Cost of Services
Cost of services for North American BPO for the three months ended June 30, 2007 as compared to the same period in 2006 were $161.3 million and $138.9 million, respectively. Cost of services as a percentage of revenue in the North American BPO decreased compared to the prior year due to the expansion of off-shore services with a lower cost structure. In absolute dollars, the increase in cost of services corresponds to revenue growth from new and expanded client programs and the acquisition of DAC.
Cost of services for International BPO for the three months ended June 30, 2007 as compared to the same period in 2006 were $72.7 million and $68.8 million, respectively. Cost of services as a percentage of revenue in the International BPO decreased compared to the prior year due to the expansion of off-shore services with a lower cost structure. In absolute dollars, the increase in cost of services corresponds to revenue growth from new and expanded client programs.
Cost of services for Database Marketing and Consulting for the three months ended June 30, 2007 as compared to the same period in 2006 were $3.8 million and $6.1 million, respectively. The decrease from the prior year was primarily due to the decrease in revenue and cost reductions.
Selling, General and Administrative
Selling, general and administrative expenses for North American BPO for the three months ended June 30, 2007 as compared to the same period in 2006 were $29.6 million and $26.4 million, respectively. These costs as a percentage of revenue remained relatively constant. In absolute dollars the increase was primarily due to the acquisition of DAC and increased equity and incentive compensation expenses.
Selling, general and administrative expenses for International BPO for the three months ended June 30, 2007 as compared to the same period in 2006 were $15.3 million and $15.3 million, respectively. These expenses for the International BPO remained constant in absolute dollars but decreased as a percentage of revenue. The decrease as a percentage of revenue is due to the revenue expansion described above.
Selling, general and administrative expenses for Database Marketing and Consulting for the three months ended June 30, 2007 as compared to the same period in 2006 were $4.6 million and $6.7 million, respectively. The decrease was primarily due to the reduced size of the business, cost reductions taken to improve profitability and lower allocations of corporate-level operating expenses.

Depreciation and Amortization
Depreciation and amortization expense on a consolidated basis for the three months ended June 30, 2007 and 2006 was $13.4 million and $12.0 million, respectively. Depreciation and amortization expense in both North American BPO and International BPO as a percentage of revenue remained relatively consistent with the prior year. The increase in absolute dollars is due to our continued capacity expansion.
Depreciation and amortization expense in Database Marketing and Consulting for the three months ended June 30, 2007 as compared to the same period in 2006 decreased due to assets reaching the end of their depreciable lives.
Impairment Losses
During the three months ended June 30, 2007, we recorded impairment charges of $13.5 million comprised of the following: $13.4 million related to the impairment of the goodwill for our Database, Marketing and Consulting segment as discussed in Note 5 to the Condensed Consolidated Financial Statements and $0.1 million related to the fair value of three delivery centers in our North American BPO segment being less than their carrying value.
Other Income (Expense)
For the three months ended June 30, 2007, interest income remained constant as compared to the same period in 2006. Interest expense increased by $0.2 million due to increased borrowings under the Credit Facility. Other, Net increased by $0.6 million primarily due to foreign currency transaction losses.
Income Taxes
The effective tax rate (after minority interest) for the three months ended June 30, 2007 was 28.6%. This compares to an effective tax rate (after minority interest) of negative 14.2% in the same period of 2006. Excluding the $5.2 million reversal of a portion of the deferred tax valuation allowance recorded during the second quarter of 2006, the effective tax rate was 34.3%.
The effective tax rate for the three months ended June 30, 2007 is lower than expected due to the $13.4 million charge related to the impairment of the goodwill for our Database Marketing and Consulting segment. The impairment charge recorded in the U.S. tax jurisdiction reduced income before taxes recorded in the U.S. and increased the proportion of income before taxes earned in our international tax jurisdictions.
We expect that our effective tax rate (after minority interest) in future periods will continue to be approximately 35%. It is reasonably possible, as discussed in Note 7 to the Condensed Consolidated Financial Statements, that our effective tax rate could be materially impacted during the next twelve months by recording previously unrecognized tax benefits as a result of reaching a settlement with the Internal Revenue Service on our ongoing income tax audit of the years 2002 through 2004.

The following table is presented to facilitate an understanding of our Management’s Discussion and Analysis of Financial Condition and Results of Operations and presents our results of operations by segment for the six months ended June 30, 2007 and 2006 (amounts in thousands):

	Six-Months Ended June 30,
		% of		% of
	2007	Revenue	2006	Revenue	$ Change	% Change
Revenue
North American BPO	$460,252	69.5%	$369,667	64.8%	$90,585	24.5%
International BPO	190,517	28.8%	173,941	30.5%	16,576	9.5%
Database Marketing and Consulting	11,595	1.8%	27,148	4.8%	(15,553)	(57.3)%

	$662,364	100.0%	$570,756	100.0%	$91,608	16.1%

Cost of services
North American BPO	$324,033	70.4%	$275,718	74.6%	$48,315	17.5%
International BPO	144,223	75.7%	136,652	78.6%	7,571	5.5%
Database Marketing and Consulting	7,809	67.3%	14,709	54.2%	(6,900)	(46.9)%

	$476,065	71.9%	$427,079	74.8%	$48,986	11.5%

Selling, general and administrative
North American BPO	$61,595	13.4%	$50,368	13.6%	$11,227	22.3%
International BPO	31,237	16.4%	30,986	17.8%	251	0.8%
Database Marketing and Consulting	9,134	78.8%	14,507	53.4%	(5,373)	(37.0)%

	$101,966	15.4%	$95,861	16.8%	$6,105	6.4%

Depreciation and amortization
North American BPO	$14,500	3.2%	$12,108	3.3%	$2,392	19.8%
International BPO	9,412	4.9%	7,525	4.3%	1,887	25.1%
Database Marketing and Consulting	2,722	23.5%	4,135	15.2%	(1,413)	(34.2)%

	$26,634	4.0%	$23,768	4.2%	$2,866	12.1%

Restructuring charges, net
North American BPO	$–	0.0%	$126	0.0%	$(126)	(100.0)%
International BPO	262	0.1%	814	0.5%	(552)	(67.8)%
Database Marketing and Consulting	–	0.0%	–	0.0%	–	0.0%

	$262	0.0%	$940	0.2%	$(678)	(72.1)%

Impairment losses
North American BPO	$154	0.0%	$–	0.0%	154	0.0%
International BPO	–	0.0%	478	0.3%	(478)	0.0%
Database Marketing and Consulting	13,361	115.2%	–	0.0%	13,361	0.0%

	$13,515	2.0%	$478	0.1%	$13,037	0.0%

Income (loss) from operations
North American BPO	$59,970	13.0%	$31,347	8.5%	$28,623	91.3%
International BPO	5,383	2.8%	(2,514)	(1.4)%	7,897	(314.1)%
Database Marketing and Consulting	(21,431)	(184.8)%	(6,203)	(22.8)%	(15,228)	245.5%

	$43,922	6.6%	$22,630	4.0%	$21,292	94.1%

Other income (expense), net	$(3,139)	(0.5)%	$(2,461)	(0.4)%	$(678)	27.5%

(Provision) for income taxes	$(13,344)	(2.0)%	$(1,461)	(0.3)%	$(11,883)	(813.3)%

Six Months Ended June 30, 2007 As Compared to 2006
Revenue
Revenues for North American BPO for the six months ended June 30, 2007 as compared to the same period in 2006 were $460.3 million and $369.7 million, respectively. The increase in revenue for the North American BPO between periods was due to new client programs, expansion of existing programs and the acquisition of DAC.
Revenues for International BPO for the six months ended June 30, 2007 as compared to the same period in 2006 were $190.5 million and $173.9 million, respectively. The increase in revenue for the International BPO between periods was due to new client programs and the expansion of existing programs.
Revenues for Database Marketing and Consulting for the six months ended June 30, 2007 as compared to the same period in 2006 were $11.6 million and $27.1 million, respectively. The decrease is due to a net decrease in the customer base as previously discussed.
Cost of Services
Cost of services for North American BPO for the six months ended June 30, 2007 as compared to the same period in 2006 were $324.0 million and $275.7 million, respectively. Cost of services as a percentage of revenue in the North American BPO decreased compared to the prior year due to the expansion of off-shore services with a lower cost structure. In absolute dollars, the increase in cost of services corresponds to revenue growth from new and expanded client programs and the acquisition of DAC.
Cost of services for International BPO for the six months ended June 30, 2007 as compared to the same period in 2006 were $144.2 million and $136.7 million, respectively. Cost of services as a percentage of revenue in the International BPO decreased compared to the prior year due to the expansion of off-shore services with a lower cost structure. In absolute dollars, the increase in cost of services corresponds to revenue growth from new and expanded client programs.
Cost of services for Database Marketing and Consulting for the six months ended June 30, 2007 as compared to the same period in 2006 were $7.8 million and $14.7 million, respectively. The decrease was primarily due to the decrease in services provided, cost reductions and lower allocations of corporate-level operating expenses.
Selling, General and Administrative
Selling, general and administrative expenses for North American BPO for the six months ended June 30, 2007 as compared to the same period in 2006 were $61.6 million and $50.4 million, respectively. These costs as a percentage of revenue remained relatively constant. In absolute dollars, the increase was primarily due to the acquisition of DAC and increased equity and incentive compensation expenses.
Selling, general and administrative expenses for International BPO for the six months ended June 30, 2007 as compared to the same period in 2006 were $31.2 million and $31.0 million, respectively. These expenses for the International BPO remained relatively constant in absolute dollars but decreased as a percentage of revenue. The decrease as a percentage of revenue is due to the revenue expansion described above.
Selling, general and administrative expenses for Database Marketing and Consulting for the six months ended June 30, 2007 as compared to the same period in 2006 were $9.1 million and $14.5 million, respectively. The decrease was primarily due to the reduced size of the business, cost reductions to improve profitability and lower allocations of corporate-level operating expenses.

Depreciation and Amortization
Depreciation and amortization expense on a consolidated basis for the six months ended June 30, 2007 and 2006 was $26.6 million and $23.8 million, respectively. Depreciation and amortization expense in both North American BPO and International BPO as a percentage of revenue remained relatively consistent with the prior year. The increase in absolute dollars is due to our continued capacity expansion.
Depreciation and amortization expense in Database Marketing and Consulting for the six months ended June 30, 2007 as compared to the same period in 2006 decreased due to assets reaching the end of their depreciable lives.
Impairment Losses
During the six months ended June 30, 2007, we recorded impairment charges of $13.5 million comprised of the following: $13.4 million related to the impairment of the goodwill for our Database, Marketing and Consulting segment as discussed in Note 5 to the Condensed Consolidated Financial Statements and $0.1 million related to the fair value of three delivery centers in our North American BPO segment being less than their carrying value. These losses were recorded in the second quarter of 2007 and there were no such losses in the first quarter of 2007.
Other Income (Expense)
For the six months ended June 30, 2007, interest income increased moderately as compared to the same period in 2006. Interest expense increased $0.6 million due to additional borrowings under the Credit Facility. Other, Net increased $0.3 million due to foreign currency transaction losses.
Income Taxes
The effective tax rate (after minority interest) for the six months ending June 30, 2007 was 33.5%. This compares to an effective tax rate (after minority interest) of 7.7% in the same period of 2006. Excluding the $5.2 million change to the deferred tax valuation allowance accounted for in the second quarter of 2007, our effective tax rate for the six months ended 2006 was 34.9%.
The effective tax rate for the six months ended June 30, 2007 is lower than expected due to the $13.4 million charge related to the impairment of the goodwill for our Database Marketing and Consulting segment. The impairment charge recorded in the U.S. tax jurisdiction reduced income before taxes recorded in the U.S. and increased the proportion of income before taxes earned in our international tax jurisdictions.
We expect that our effective tax rate (after minority interest) in future periods will continue to be approximately 35%. It is reasonably possible, as discussed in Note 7 to the Condensed Consolidated Financial Statements, that our effective tax rate could be materially impacted during the next twelve months by recording previously unrecognized tax benefits as a result of reaching a settlement with the Internal Revenue Service on our ongoing income tax audit of the years 2002 through 2004.
Liquidity and Capital Resources
Our primary sources of liquidity during the three and six months ended June 30, 2007 were existing cash balances, cash generated from operations and borrowings under our Credit Facility. We expect that our future working capital, capital expenditures and debt service requirements will be satisfied primarily from existing cash balances and cash generated from operations. Our ability to generate positive future operating and net cash flows is dependent upon, among other things, our ability to sell new business, expand existing client relationships and efficiently manage our operating costs.
We utilize our Credit Facility primarily to fund working capital and the purchases of treasury stock. As of June 30, 2007, March 31, 2007 and December 31, 2006 we had $45 million, $39 million and $65 million outstanding under our Credit Facility, respectively.

The amount of capital required in 2007 will also depend on our levels of investment in infrastructure necessary to maintain, upgrade or replace existing assets. Our working capital and capital expenditure requirements could increase materially in the event of acquisitions or joint ventures, among other factors. These factors could require that we raise additional capital in the future.
The following discussion highlights our cash flow activities during the six months ended June 30, 2007 and 2006.
Cash and Cash Equivalents
We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. Our cash and cash equivalents totaled $60.1 million and $60.5 million as of June 30, 2007 and December 31, 2006, respectively.
Cash Flows from Operating Activities
We reinvest our cash flows from operating activities in our business or in the purchases of treasury stock. For the six months ended June 30, 2007 and 2006, we reported net cash flows provided by operating activities of $50.7 million and $23.9 million, respectively. The increase from 2006 to 2007 resulted primarily from the increase in net income period over period.
Cash Flows from Investing Activities
We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the six months ended June 30, 2007 and 2006, we reported net cash flows used in investing activities of $29.0 million and $75.8 million, respectively. In the second quarter of 2006, we acquired DAC. There was no such transaction in 2007, thereby leading to the decrease year over year.
Cash Flows from Financing Activities
For the six months ended June 30, 2007 and 2006, we reported net cash flows (used in) provided by financing activities of ($24.6) million and $49.5 million, respectively. The change from 2006 to 2007 resulted from $13.3 million of additional purchases of treasury stock in 2007 as compared to 2006 and increased net payments of $20.0 million during the six months ended June 30, 2007 (as compared to net borrowings of $54.9 million). These increases were offset by additional exercises of stock options of $8.0 million in 2007 as compared to 2006 and $6.7 million increase in the excess tax benefit from exercise of stock options.
Free Cash Flow
Free cash flow (see “Presentation of Non–GAAP Measurements” for definition of free cash flow) was $21.7 million and ($4.6) million for the six months ended June 30, 2007 and 2006, respectively. The increase from 2006 to 2007 primarily resulted from the increase in cash provided by operating activities period over period, discussed above.

Obligations and Future Capital Requirements
Future maturities of our outstanding debt and contractual obligations as of June 30, 2007 are summarized as follows:

	Less than 1 Year	2 to 3 Years	4 to 5 Years	Over 5 Years	Total
Line of credit(1)	$–	$–	$45,000	$–	$45,000
Capital lease obligations(1)	903	1,425	569	–	2,897
Grant advances(1)	–	–	7,298	–	7,298
Purchase obligations(2)	27,677	12,863	4,812	–	45,352
Operating lease commitments(2)	30,071	44,045	27,182	17,979	119,277

Total	$58,651	$58,333	$84,861	$17,979	$219,824

(1)	Reflected in the accompanying Condensed Consolidated Balance Sheets

(2)	Not reflected in the accompanying Condensed Consolidated Balance Sheets
Purchase Obligations
Occasionally we contract with certain of our communications clients (which currently represent approximately 25% of our annual revenue) to provide us with telecommunication services. These contracts are negotiated on an arms–length basis and may be negotiated at different times and with different legal entities.
Income Tax Obligations
We have recorded a FIN 48 tax liability of $0.6 million related to several items. At this time, we are unable to determine when ultimate payment will be made for any of these items. If cash settlement for all of these items were to occur in the same quarter or year, there would not be a material impact to our cash flows.
Future Capital Requirements
We expect total capital expenditures in 2007 to be approximately $60.0 million to $70.0 million. Of the expected capital expenditures in 2007, approximately 80% relates to the opening and/or expansion of delivery centers and approximately 20% relates to the maintenance capital required for existing assets and internal technology projects. The anticipated level of 2007 capital expenditures is primarily dependent upon new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technology infrastructure.
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
Debt Instruments and Related Covenants
We discuss debt instruments and related covenants in Note 12 to the Consolidated Financial Statements in our Annual Report on Form 10–K. As of June 30, 2007, we were in compliance with all financial covenants under the Credit Facility. Interest accrued at the weighted-average rate of approximately 5.925% as of June 30, 2007. Our borrowing capacity under the Credit Facility as of June 30, 2007 was approximately $125.1 million.

Client Concentration
Our five largest clients accounted for 39.7% and 45.3% of our consolidated revenue for the three months ended June 30, 2007 and 2006, respectively. Those same five clients accounted for 39.1% and 45.7% of our consolidated revenue for the six months ended June 30, 2007 and 2006, respectively. In addition, these five clients have a greater operating margin percentage than the consolidated Company. The profitability of services provided to these clients varies greatly based upon the specific contract terms with any particular client. In addition, clients may adjust business volumes served by us based on their business requirements. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis. We believe that the risk of this concentration is mitigated, in part, by the long–term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.
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
Recently Issued Accounting Pronouncements
We discuss the potential impact of recent accounting pronouncements in Note 1 and Note 7 to the Condensed Consolidated Financial Statements.
Business Outlook
For the full year 2007, we estimate that revenue will grow approximately 15% over 2006 as we focus on achieving our previously stated goal of reaching a $1.5 billion revenue run–rate by the fourth quarter of 2007. Furthermore, we believe that fourth quarter 2007 operating margin will increase to 10%, excluding unusual charges, if any.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our consolidated financial position, consolidated results of operations, or consolidated cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in U.S. interest rates, the London Interbank Offered Rate (“LIBOR”) and foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to our normal operating and funding activities. As of June 30, 2007, we had entered into financial hedge instruments with several financial institutions to manage and reduce the impact of changes, principally the U.S./Canadian dollar and U.S./Philippine peso exchange rates.
Interest Rate Risk
The interest rate on our Credit Facility is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of June 30, 2007, there was a $45 million outstanding balance under the Credit Facility. If the Prime Rate or LIBOR increased 100 basis points, there would not be a material impact to our consolidated financial position or results of operations.
Foreign Currency Risk
We have operations in Argentina, Australia, Brazil, Canada, China, Costa Rica, England, Germany, India, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore and Spain. The expenses from these operations and in some cases the revenue, are denominated in local currency, thereby creating exposures to changes in exchange rates. As a result, we may experience substantial foreign currency translation gains or losses due to the volatility of other currencies compared to the U.S. dollar, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the three months ended June 30, 2007 and 2006, revenue from non–U.S. countries represented 70% and 64% of our consolidated revenue, respectively. For the six months ended June 30, 2007 and 2006, revenue from non–U.S. countries represented 68% and 63% of our consolidated revenue, respectively.

A global business strategy for us is to serve certain clients from delivery centers located in other foreign countries, including Argentina, Brazil, Canada, Costa Rica, India, Malaysia, Mexico and the Philippines, in order to leverage lower operating costs in these foreign countries. In order to mitigate the risk of these foreign currencies from strengthening against the functional currency of the contracting subsidiary, which thereby decreases the economic benefit of performing work in these countries, we may hedge a portion, though not 100%, of the foreign currency exposure related to client programs served from these foreign countries. While our hedging strategy can protect us from adverse changes in foreign currency rates in the short–term, an overall strengthening of the foreign currencies would adversely impact margins in the segments of the contracting subsidiary over the long–term.
The majority of this exposure is related to work performed from delivery centers located in Canada and the Philippines, though we also hedge our exposure for our Argentina and Mexico operations. During the three months ended June 30, 2007 and 2006, the Canadian dollar strengthened against the U.S. dollar by 7.8% and 4.5%, respectively. During the six months ended June 30, 2007 and 2006, the Canadian dollar strengthened against the U.S. dollar by 8.7% and 4.4%, respectively. We have contracted with several financial institutions on behalf of our Canadian subsidiary to acquire a total of $194.4 million Canadian dollars through December 2010 at a fixed price in U.S. dollars not to exceed $173.8 million. However, certain contracts, representing $99.3 million in Canadian dollars, give us the right (but not obligation) to purchase the Canadian dollars. If the Canadian dollar depreciates relative to the contracted exchange rate, we will elect to purchase the Canadian dollars at the then beneficial market exchange rate.
During the three months ended June 30, 2007 and 2006, the Philippine peso strengthened against the U.S. dollar by 4.1% and weakened by 4.1%, respectively. During the six months ended June 30, 2007 and 2006, the Philippine peso strengthened against the U.S. dollar by 5.8% and weakened by 0.3%, respectively. We have contracted with several financial institutions on behalf of our Philippine subsidiary to acquire a total of 4.7 billion Philippine pesos through April 2009 at a fixed price of $96.5 million U.S. dollars.
As of June 30, 2007, we had total derivative assets associated with foreign exchange contracts of $17.1 million. The Canadian dollar derivative assets represented $11.8 million of the consolidated balance. Further, approximately 53.3% of the Canadian derivative asset value settles within the next twelve months. The Philippine peso derivative assets represented $4.7 million of the consolidated balance. Further, 72.4% of the Philippine derivative asset value settles within the next twelve months. If the U.S./Canadian dollar or U.S. dollar/Philippine peso exchange rate were to increase or decrease by 10% from current period–end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding gains or losses in our underlying exposures.
Other than the transactions hedged as discussed above and in Note 6 to the Condensed Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in the respective local currency while some transactions are denominated in other currencies. For example, the inter–company transactions that are expected to be settled are denominated in the local currency of the billing subsidiary. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of such a transaction, any foreign currency gain or loss results in an adjustment to income, which is recorded in Other, Net in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis.
Fair Value of Debt and Equity Securities
We did not have any investments in debt or equity securities as of June 30, 2007.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of the Company, under the supervision and with participation of the Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“Interim CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”) as of the end of the period covered by this report on Form 10-Q.
Based upon their evaluation of the Company’s disclosure controls and procedures, the CEO and the Interim CFO have concluded that the disclosure controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to management, including the CEO and Interim CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 1, Financial Statements, Note 9 – Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors as reported in the Company’s Annual Report on Form 10–K for the year ended December 31, 2006 and the risk factors associated with the Company’s Form S–3 filed on March 19, 2007 (Registration No. 333–141423).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In November 2001, the Board of Directors (“Board”) authorized a stock repurchase program to repurchase up to $5 million of our common stock. That plan was subsequently amended by the Board resulting in the authorized repurchase amount increasing to $165 million as of June 30, 2007. On August 5, 2007 the Board approved an additional $50 million of stock repurchases, increasing the authorized repurchase amount to $215 million. The program does not have an expiration date.
During the three months ended June 30, 2007, we purchased 0.7 million shares for $23.4 million, respectively. There were no purchases in the first quarter of 2007. From inception of the program through June 30, 2007, we have purchased 13.9 million shares for $139.0 million, leaving $26.0 million remaining under the stock repurchase program as of June 30, 2007.
Issuer Purchases of Equity Securities
Following is the detail of the purchases made during the quarter ended June 30, 2007.

			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that May
	Total	Average	Part of Publicly	Yet Be Purchased
	Number of	Price Paid	Announced	Under the Plans or
	Shares	per Share	Plans or	Programs
Period	Purchased	(or Unit)	Programs	(in thousands)
April 1, 2007 – April 30, 2007	–	$–	–	$49,341
May 1, 2007 – May 31, 2007	615,500	$34.01	615,500	$28,410
June 1, 2007 – June 30, 2007	78,400	$31.36	78,400	$25,951

Total	693,900	$33.71	693,900

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

16.1	Letter dated May 11, 2007 from Ernst & Young, LLP to the Securities and Exchange Commission (incorporated by reference to Form 8-K/A filed May 15, 2007 – File No. 001-1919)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC. (Registrant)
Date: August 6, 2007	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: August 6, 2007	By:	/s/ John R. Troka, Jr.
John R. Troka, Jr.
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

16.1	Letter dated May 11, 2007 from Ernst & Young, LLP to the Securities and Exchange Commission (incorporated by reference to Form 8-K/A filed May 15, 2007 – File No. 001-1919)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)