Form 10-Q
period 2007-09-30
TELETECH HOLDINGS INC
filed 2008-07-16
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Registrant’s telephone number, including area code: (303) 397-8100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past (90) days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 16, 2008, there were 69,976,836 shares of the Registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2007 FORM 10-Q

i

EXPLANATORY NOTE
This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2007 includes a restatement of our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2006 (and related disclosures).
Summary of Adjustments
The following summarizes the accounting adjustments for the years 1996 through the second quarter of 2007 (amounts in thousands):

	Pre-Tax Accounting Adjustments				Provision	Total
	Equity-Based			Total Pre-Tax	for Income	Accounting
Year Ended December 31,	Compensation	Leases	Other	Adjustments	Tax[1]	Adjustments
1996	$763	$132	$—	$895	$(334)	$561
1997	1,776	515	—	2,291	(862)	1,429
1998	2,396	1,552	—	3,948	(1,412)	2,536
1999	12,779	1,112	—	13,891	(5,022)	8,869
2000	26,684	3,022	—	29,706	(9,004)	20,702
2001	5,648	679	10	6,337	(2,354)	3,983
2002	6,105	150	817	7,072	(1,479)	5,593
2003	2,214	492	3	2,709	(4,390)	(1,681)
2004	237	477	(3)	711	(340)	371

Cumulative effect at December 31, 2004	58,602	8,131	827	67,560	(25,197)	42,363
2005	965	(922)	392	435	1,437	1,872
2006	611	(1,437)	(111)	(937)	1,798	861
First quarter 2007	(209)	(75)	(863)	(1,147)	711	(436)
Second quarter 2007	(272)	227	(559)	(604)	1,056	452

Total	$59,697	$5,924	$(314)	$65,307	$(20,195)	$45,112

(1)	In any given year, the Provision for Income Tax may not directly correlate with the amount of total pre-tax accounting adjustments. The provision as shown reflects the tax benefits of the pre-tax accounting adjustments, permanent tax differences, and rate differences for foreign jurisdictions. These benefits are offset in part by changes in deferred tax valuation allowances and other adjustments restating the amount or period in which income taxes were originally recorded.
Equity-Based Compensation Accounting
The restatements arose during and as a result of a voluntary, independent review of our historical equity-based compensation practices and the related accounting conducted by the Audit Committee of our Board of Directors (the “Review”) and an additional review conducted by our management in consultation with our current and former independent auditors.  The Review, which was conducted with the assistance of independent, outside `legal counsel and outside forensic accounting consultants, covered the accounting for all grants of or modifications to equity awards made to our directors, Section 16 Officers, employees and consultants from the initial public offering (“IPO”) of our common stock in 1996 through August 2007.  Based on the Review, we determined that material equity-based compensation expense adjustments were required. The majority of adjustments affected periods prior to 2001.  While the Review resulted in the restatement of historical financial periods, the Audit Committee found (i) no willful misconduct in connection with our equity compensation granting process; (ii) no evidence of improper conduct by any current member of senior management, any past or present member of the Compensation Committee or any other outside directors; and (iii) no regular or systematic practice of using hindsight to select grant dates.

Under the oversight of the Audit Committee and in consultation with our current and former independent auditors, management conducted its own internal review of our historical equity-based compensation practices and related accounting. Our review covered 4,886 equity awards, including 4,347 equity awards from our IPO in 1996 through August 2007, and 539 pre-IPO grants for subsequent modifications, cancellations and other accounting issues. This internal review, which was a necessary step in the preparation and restatement of our Condensed Consolidated Financial Statements, included, among other things, evaluations of our previous accounting for grants of equity-based compensation.
We determined that pursuant to Accounting Principles Board No. 25, Accounting for Stock Issued to Employees; Statement of Accounting Standards (“SFAS”) No. 123 Accounting for Stock-Based Compensation, SFAS No. 123(R) Share-Based Payment, and related interpretations, mistakes were made in the accounting for our equity compensation grants during the period reviewed. As shown in the table above, we recorded pre-tax, non-cash adjustments to our equity-based compensation expense which were primarily driven by (i) 901 grants comprising 5.4 million shares requiring only changes to the original grant measurement date; (ii) 190 grants comprising 5.0 million shares for which the original grant terms were subsequently modified (44 of these grants comprising 1.2 million shares also required a change to their original measurement date); and (iii) 30 grants comprising 0.8 million shares made to consultants which were mistakenly accounted for as employee grants. The majority of the grants requiring expense adjustments were issued prior to 2001.
As part of the restatement process resulting from the review of our historical equity-based compensation practices, we also assessed whether there were other matters which should be corrected in our previously issued financial statements. We concluded that additional accounting adjustments were appropriate, the pre-tax impact of which is presented in the table above, and are categorized as follows:
Lease Accounting
As part of our internal audit process, we identified the incorrect recording of certain leases under Statement of Financial Accounting Standards (“SFAS”) No. 13 Accounting for Leases.  In addition, we incorrectly applied SFAS No. 143 Accounting for Asset Retirement Obligations to certain leases when it became effective in 2003.  Specifically, we did not correctly identify capital versus operating leases for certain of our delivery centers and improperly accounted for certain relevant contractual provisions, including lease inducements, construction allowances, rent holidays, embedded derivatives, escalation clauses, lease commencement dates and asset retirement obligations. The lease classification changes and recognition of other lease provisions resulted in an adjustment to deferred rent, the recognition of appropriate asset retirement obligations, and the amortization of the related leasehold improvement assets. The majority of adjustments affected periods prior to 2001.
Other Accounting Adjustments
We made other corrections to accounts receivable and related revenue, accruals and related expense, as well as adjustments to reclassify restricted cash in a foreign entity to other assets.
Income Tax Adjustments and Income Tax Payables
The reduction of $20.2 million to the Provision for Income Taxes reflects a $23.6 million tax benefit from the pre-tax accounting changes and a $1.1 million tax benefit from permanent tax and foreign rate differences. These benefits are offset in part by a $3.0 million increase in the provision for income taxes due to changes in our deferred tax valuation allowances and a $1.5 million tax increase for other adjustments restating the amount or period in which income taxes were originally recorded.

There is no material change to our income taxes payable to the U.S. or any foreign tax jurisdiction nor will we be entitled to a tax refund due to the accounting adjustments recorded for equity-based compensation expense during this restatement. In accounting for equity-based compensation, we only record a tax deduction when a stock option is exercised. The tax returns filed during these periods correctly reported a “windfall” tax deduction on stock options exercised as measured by the gain realized on exercise of the stock option (exercise price less the strike price of the option) in excess of the book expense recorded with respect to the particular stock option exercised. An increase to the book expense recorded for a particular stock option will have a corresponding decrease to the “windfall” tax deduction realized on exercise of the stock option but result in no overall increase or decrease to the total tax deductions taken with respect to the stock options exercised.
The likelihood that deferred tax assets recorded during the restatement will result in a future tax deduction was evaluated under the “more-likely-than-not” criteria of SFAS 109 Accounting for Income Taxes. In making this judgment we evaluated all available evidence, both positive and negative, in order to determine if, or to what extent, a valuation allowance is required. Changes to our recorded deferred tax assets are reflected in the period in which a change in judgment occurred.
The accounting adjustments for equity-based compensation, leases, other accounting and income tax are more fully described in Note 2 to the Condensed Consolidated Financial Statements and in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Financial information and disclosures included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by us prior to November 10, 2007, and the related opinions of any of our independent registered public accounting firms and all earnings, press releases and similar communications issued by us prior to November 10, 2007 should not be relied upon and are superseded in their entirety by this report and other reports on Form 10-Q and Form 8-K filed by us with the SEC on or after November 10, 2007.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2007	2006
		As restated
ASSETS
Current assets
Cash and cash equivalents	$70,684	$58,352
Accounts receivable, net	238,623	235,958
Prepaids and other current assets	61,273	37,886
Deferred tax assets, net	5,925	11,081
Income tax receivables	28,924	15,875

Total current assets	405,429	359,152

Long-term assets
Property, plant and equipment, net	168,992	161,061
Goodwill	45,054	57,859
Contract acquisition costs, net	7,511	9,674
Deferred tax assets, net	46,659	46,166
Other long-term assets	34,548	30,509

Total long-term assets	302,764	305,269

Total assets	$708,193	$664,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$30,656	$31,287
Accrued employee compensation and benefits	88,563	75,445
Other accrued expenses	38,421	37,649
Income tax payables	23,069	29,734
Deferred tax liabilities, net	436	395
Other short-term liabilities	11,324	9,520

Total current liabilities	192,469	184,030

Long-term liabilities
Line of credit	38,500	65,000
Grant advances	6,187	8,001
Deferred tax liabilities	88	137
Other long-term liabilities	42,373	38,662

Total long-term liabilities	87,148	111,800

Total liabilities	279,617	295,830

Minority interest	4,700	5,877

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock — $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of September 30, 2007 and December 31, 2006, respectively	—	—
Common stock — $.01 par value; 150,000,000 shares authorized; 69,797,571 and 70,103,437 shares outstanding as of September 30, 2007 and December 31, 2006, respectively	698	701
Additional paid-in capital	331,028	298,327
Treasury stock at cost: 12,077,609and 10,492,209 shares, respectively	(143,205)	(96,200)
Accumulated other comprehensive income	46,377	10,525
Retained earnings	188,978	149,361

Total stockholders’ equity	423,876	362,714

Total liabilities and stockholders’ equity	$708,193	$664,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		As restated		As restated
Revenue	$335,727	$303,839	$998,075	$874,096

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	246,558	218,421	721,028	645,174
Selling, general and administrative	46,968	49,587	147,675	146,079
Depreciation and amortization	14,250	13,355	41,598	37,781
Restructuring charges, net	2,588	515	2,850	1,455
Impairment losses	2,274	—	15,789	478

Total operating expenses	312,638	281,878	928,940	830,967

Income from operations	23,089	21,961	69,135	43,129

Other income (expense), net
Interest income	650	662	1,535	1,350
Interest expense	(1,395)	(2,507)	(4,457)	(4,966)
Loss on sale of business	(6,122)	—	(6,122)	—
Other, net	41	677	(1,294)	(276)

Total other income (expense), net	(6,826)	(1,168)	(10,338)	(3,892)

Income before income taxes and minority interest	16,263	20,793	58,797	39,237

Provision for income taxes	(1,082)	(7,173)	(16,193)	(8,846)

Income before minority interest	15,181	13,620	42,604	30,391

Minority interest	(808)	(583)	(1,750)	(1,659)

Net income	$14,373	$13,037	$40,854	$28,732

Other comprehensive income (loss)
Foreign currency translation adjustments	$7,710	$1,205	$19,197	$4,484
Derivatives valuation, net of tax	5,683	(86)	16,721	(2,018)
Other	(22)	(17)	(66)	(49)

Total other comprehensive income (loss)	13,371	1,102	35,852	2,417

Comprehensive income	$27,744	$14,139	$76,706	$31,149

Weighted average shares outstanding
Basic	70,214	69,085	70,367	68,979
Diluted	72,343	70,277	72,909	70,210

Net income per share
Basic	$0.20	$0.19	$0.58	$0.42
Diluted	$0.20	$0.19	$0.56	$0.41
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

							Accumulated
						Additional	Other		Total
	Preferred Stock		Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	Earnings	Equity

Balance as of December 31, 2006 (As restated)	—	$—	70,103	$701	$(96,200)	$298,327	$10,525	$149,361	$362,714
Net income	—	—	—	—	—	—	—	40,854	40,854
Cumulative effect of adoption of FIN 48	—	—	—	—	—	—	—	(1,237)	(1,237)
Foreign currency translation adjustments	—	—	—	—	—	—	19,197	—	19,197
Derivatives valuation, net of tax	—	—	—	—	—	—	16,721	—	16,721
Exercise of stock options	—	—	1,280	13	—	15,580	—	—	15,593
Excess tax benefit from exercise of stock options	—	—	—	—	—	8,018	—	—	8,018
Equity based compensation	—	—	—	—	—	9,103	—	—	9,103
Treasury stock repurchases	—	—	(1,586)	(16)	(47,005)	—	—	—	(47,021)
Other	—	—	—	—	—	—	(66)	—	(66)

Balance as of September 30, 2007	—	$—	69,797	$698	$(143,205)	$331,028	$46,377	$188,978	$423,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine-Months Ended
	September 30,
	2007	2006
		As restated
Cash flows from operating activities
Net income	$40,854	$28,732
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,598	37,781
Amortization of contract acquisition costs	2,017	2,327
Provision for doubtful accounts	609	1,714
Loss on disposal of assets	6,228	241
Impairment losses	15,789	478
Deferred income taxes	975	(5,286)
Minority interest	1,750	1,659
Equity-based compensation expense	9,103	5,734
Changes in assets and liabilities:
Accounts receivable	(786)	(200)
Prepaids and other assets	(14,751)	(11,961)
Accounts payable and accrued expenses	2,001	13,019
Other liabilities	(5,102)	(2,130)

Net cash provided by operating activities	100,285	72,108

Cash flows from investing activities
Acquisition of a business, net of cash acquired of $0.5 million	—	(46,412)
Purchases of property, plant and equipment	(43,788)	(51,219)
Proceeds from disposition of business	3,237	—
Payment for contract acquisition costs	—	(179)
Purchases of intangible assets	—	(1,357)
Other	—	—

Net cash provided by (used in) investing activities	(40,551)	(99,167)

Cash flows from financing activities
Proceeds from lines of credit	394,800	380,700
Payments on lines of credit	(421,300)	(329,650)
Payments on long-term debt and capital lease obligations	(933)	(1,103)
Payments of debt issuance costs	(17)	(811)
Payments to minority shareholder	(2,693)	(1,498)
Proceeds from exercise of stock options	15,593	10,802
Excess tax benefit from exercise of stock options	8,018	2,108
Purchases of treasury stock	(47,021)	(14,648)

Net cash (used in) provided by financing activities	(53,553)	45,900

Effect of exchange rate changes on cash and cash equivalents	6,151	1,537

Increases in cash and cash equivalents	12,332	20,378
Cash and cash equivalents, beginning of period	58,352	32,314

Cash and cash equivalents, end of period	$70,684	$52,692

Supplemental disclosures
Cash paid for interest	$4,131	$3,402

Cash paid for income taxes	$15,750	$8,716

Non-cash investing and financing activities
Property and equipment acquired through capital leases	$2,030	$479

Asset retirement obligations offset by corresponding assets	$144	$367

Landlord incentives credited to deferred rent	$1,978	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) OVERVIEW AND BASIS OF PRESENTATION
Overview
TeleTech Holdings, Inc. and its subsidiaries (“TeleTech” or the “Company”) serve their clients through the primary businesses of Business Process Outsourcing (“BPO”), which provides outsourced business process, customer management and marketing services for a variety of industries via operations in the U.S., Argentina, Australia, Brazil, Canada, China, Costa Rica, England, Germany, India, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore and Spain. On September 27, 2007, as discussed in Note 4, Newgen Results Corporation and related companies (hereinafter collectively referred to as “Newgen”) and TeleTech entered into an asset purchase agreement to sell substantially all of the assets and certain liabilities associated with the Database Marketing and Consulting business, which provided outsourced database management, direct marketing and related customer acquisition and retention services for automotive dealerships and manufacturers in North America. The transaction closed on September 28, 2007.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared without audit and do not include all of the disclosures required by accounting principles generally accepted in the U.S., pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Condensed Consolidated Financial Statements do reflect all adjustments (consisting only of normal recurring entries) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of September 30, 2007, and the consolidated results of operations and cash flows of the Company for the three and nine months ended September 30, 2007 and 2006. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2007, filed contemporaneously with this Form 10-Q.
Certain amounts in 2006 have been reclassified in the Condensed Consolidated Financial Statements to conform to the 2007 presentation.
Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 became effective as of the beginning of the first annual period beginning after December 15, 2006. FIN 48 defines the threshold for recognizing the tax benefits of a tax return filing position in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The Company adopted FIN 48 on January 1, 2007 and its impact of $1.2 million is discussed in Note 9 on its Condensed Consolidated Financial Statements.
In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements. Where applicable, SFAS 157 simplifies and codifies related guidance within generally accepted accounting principles. Except for non-financial assets and liabilities recognized on a non-recurring basis, the Company adopted SFAS 157 in the first quarter of 2008. As permitted by FASB Staff Position, FSP FAS 157-2, the Company will adopt SFAS 157 for non-financial assets and liabilities recognized on a non-recurring basis as of January 1, 2009. Adoption of SFAS 157 in the first quarter of 2008 did not have a significant impact on the Company’s results of operations, financial position or cash flows. The Company is still evaluating the impact, if any, that adoption of SFAS 157 in the first quarter of 2009 for the remaining assets and liabilities will have on the Company’s results of operations, financial position or cash flows.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  The decision about whether to elect the fair value option is generally: (i) applied instrument by instrument; (ii) irrevocable (unless a new election date occurs, as discussed in SFAS 157); and (iii) applied only to an entire instrument and not to only specified risks, specific cash flows, or portions of that instrument.
Under SFAS 159, financial instruments for which the fair value option is elected, must be valued in accordance with SFAS 157 (as above) and must be marked to market each period through the income statement. Upon adoption on January 1, 2008, the Company has not elected to change its accounting for any of its financial instruments as permitted by SFAS 159 as of the date of this report. Therefore, the adoption of SFAS 159 did not have a material impact on the Company’s results of operations, financial position or cash flows.
In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations—a replacement of FASB Statement No. 141 (“SFAS 141(R)”), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. The Company does not expect that this pronouncement will have a material impact in these Consolidated Financial Statements.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. The Company does not expect that this pronouncement will have a material impact on its Consolidated Financial Statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends SFAS 133’s disclosure requirements related to (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The new disclosures will be expanded to include more tables and discussion about the qualitative aspects of the Company’s hedging strategies. The Company will be required to adopt SFAS 161 on January 1, 2009, at which time the Company expects to expand its derivative disclosures.
(2) RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS
Background and Scope of the Review
On September 17, 2007, the Audit Committee of TeleTech’s Board of Directors initiated an independent review of the Company’s historical equity-based compensation practices and the related accounting (the “Review”). This Review was conducted on their own initiative and not in response to any governmental or regulatory investigation, shareholder lawsuit, whistleblower complaint or inquiries from the media.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The scope of the Review was determined by the Audit Committee. The Review covered the accounting for all grants of or modifications to equity awards made to the Company’s directors, Section 16 Officers, employees and consultants from the Company’s initial public offering in 1996 through August 2007. In addition to the Audit Committee’s Review, management conducted its own internal review of the Company’s historical equity-based compensation accounting practices, lease accounting and other accounting practices.
Summary of Findings
The Audit Committee’s Review identified, among other things, instances where certain granting actions were not completed as of the established grant measurement date, resulting in adjustments to the grant measurement date and therefore the equity-based compensation expense to be recorded by the Company. Additionally, certain stock option awards were not properly recorded under equity-based compensation accounting rules, including awards that involved the modification of previously made grants, and identification of a recipient’s status as a consultant or an employee.
The Company is restating its Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, Statements of Stockholders’ Equity and Statements of Cash Flows as of December 31, 2006, and for the years ended December 31, 2006 and 2005 and the three and nine months ended September 30, 2006 to reflect: (i) additional equity-based compensation expense; (ii) lease accounting adjustments; (iii) other accounting and income tax adjustments; and (iv) tax effects relating to items (i) through (iii) above. The impact of the restatement is summarized in the table below:

	Pre-Tax Accounting Adjustments				Provision	Total
	Equity-Based			Total Pre-Tax	for Income	Accounting
Year Ended December 31,	Compensation	Leases	Other	Adjustments	Tax[1]	Adjustments
1996	$763	$132	$—	$895	$(334)	$561
1997	1,776	515	—	2,291	(862)	1,429
1998	2,396	1,552	—	3,948	(1,412)	2,536
1999	12,779	1,112	—	13,891	(5,022)	8,869
2000	26,684	3,022	—	29,706	(9,004)	20,702
2001	5,648	679	10	6,337	(2,354)	3,983
2002	6,105	150	817	7,072	(1,479)	5,593
2003	2,214	492	3	2,709	(4,390)	(1,681)
2004	237	477	(3)	711	(340)	371

Cumulative effect at December 31, 2004	58,602	8,131	827	67,560	(25,197)	42,363
2005	965	(922)	392	435	1,437	1,872
2006	611	(1,437)	(111)	(937)	1,798	861

Total	$60,178	$5,772	$1,108	$67,058	$(21,962)	$45,096

(1)	In any given year, the Provision for Income Tax may not directly correlate with the amount of total pre-tax accounting adjustments. The provision as shown reflects the tax benefits of the pre-tax accounting adjustments, permanent tax differences, and rate differences for foreign jurisdictions. These benefits are offset in part by changes in deferred tax valuation allowances and other adjustments restating the amount or period in which income taxes were originally recorded.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Equity-Based Compensation Expense Adjustments
As a result of the findings of the Audit Committee’s Review and through management’s additional review, the Company determined that equity-based compensation expense adjustments were required. The following table and discussion below summarizes the impact of these adjustments for the accounting periods presented (amounts in thousands):

	Pre-Tax Equity Based Compensation Expense
		Modifications
	Measurement	to Employee	Non-Employee				Total Expense
Year Ended December 31,	Date Changes	Grants	Grants	Other	Total	Income Taxes	Net of Tax
1996	$21	$—	$742	$—	$763	$(283)	$480
1997	223	422	1,131	—	1,776	(659)	1,117
1998	454	199	1,743	—	2,396	(888)	1,508
1999	2,714	3,030	6,559	476	12,779	(4,739)	8,040
2000	7,380	13,411	4,069	1,824	26,684	(9,895)	16,789
2001	4,921	815	(135)	47	5,648	(2,094)	3,554
2002	5,865	76	(10)	174	6,105	(2,264)	3,841
2003	499	1,237	231	247	2,214	(822)	1,392
2004	357	82	(425)	223	237	(235)	2

Cumulative effect at December 31, 2004	22,434	19,272	13,905	2,991	58,602	(21,879)	36,723
2005	276	303	311	75	965	(164)	801
2006	(15)	425	49	152	611	137	748

Total	$22,695	$20,000	$14,265	$3,218	$60,178	$(21,906)	$38,272

Measurement Date Changes – The Company accounted for its equity-based compensation grants under Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (“APB 25”) for the years 1996 through 2005 and determined the required disclosures pursuant to the provisions of SFAS 123. On January 1, 2006, it adopted SFAS 123(R) under the modified prospective method.
The Company identified 3,021 grants for which it used incorrect measurement dates, of which 945 equity grants comprising approximately 6.6 million shares resulted in accounting adjustments related to revised measurement dates. For options accounted for under APB 25, if the exercise price was less than the closing price on the revised measurement date, the Company recorded an adjustment to recognize equity-based compensation expense for the intrinsic value of such equity awards over the vesting period of the award. For options accounted for under SFAS 123(R), the Company calculated the fair value of the award on the revised measurement date and recorded an adjustment for the revised fair value of each award over the vesting period.
The Company determined the appropriate measurement date to be the first date on which all of the following facts are known with finality, which includes appropriate authorization by the Compensation Committee or its designee as required under the Plans: (i) the identity of the individual employee/recipient who is entitled to receive the option grant; (ii) the number of options that the individual employee/recipient is entitled to receive; and (iii) the option’s exercise price.
Modifications to Employee Grants – The Company identified a number of instances where modifications to stock options were made on terms beyond the limitations specified in the original terms of the grants, resulting in additional compensation expense. Modifications were made to stock options issued in annual pool grants, new hire and promotional grants to Section 16 Officers and employees, and grants made to employees of acquired companies. The modifications included the following, among others:
•	Severance agreements offered to certain terminated employees that allowed for continued vesting and the right to exercise stock options beyond the standard time period permitted under the terms of the stock option agreement;

•	Employment agreements that provided for the accelerated vesting of stock options;

•	Continued vesting and the ability to exercise stock options for certain employees not terminated from the Company’s database in a timely manner following their departure from TeleTech due to administrative errors; and

•	Options granted to certain employees that were not entered into the Company’s equity tracking system until after their dates of termination, primarily due to administrative delays in processing stock option requests and the lack of communication of employee termination dates to the Company’s third party plan administrator.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Non-Employee Grants – The Company also identified a number of non-employee grants that were accounted for as fixed employee grants under APB 25. An adjustment was required to account for these grants under SFAS 123 with the establishment of a measurement date based upon guidance in EITF 96-18. In addition, the Company applied EITF 00-19 which requires liability accounting once the non-employees’ performance is completed.
Other – These adjustments primarily relate to certain employee grants with terms that resulted in variable accounting treatment under SFAS 123, requiring the Company to measure the fair value of the awards at the end of each period and record the change in fair value to compensation expense.
Tax Consequences Under Internal Revenue Code - As a result of the Company’s review of its equity-based compensation practices, the Company has determined that a number of its prior equity-based grants were issued with exercise prices that were below the quoted market price of the underlying stock on the date of grant. Under Internal Revenue Code Section 409A, options with exercise prices below the quoted market price of the underlying stock on the date of grant and that vest after December 31, 2004 are subject to unfavorable tax consequences that did not apply at the time of grant. Based on the review of its equity-based compensation practices, the Company has determined that certain option grants exercised by TeleTech’s employees in 2006 and 2007 or outstanding as of December 31, 2007, may be subject to the adverse tax consequences under Section 409A depending on the vesting provisions of each grant.
While the final regulations under Section 409A were not effective until January 1, 2008, transition rules published by the Internal Revenue Service (“IRS”) in various notices and announcements make the principles of Section 409A applicable, to varying degrees, during the tax years 2006 and 2007.
In general, any exercise during 2006 and 2007 of a stock option vesting after December 31, 2004, granted with an exercise price less than the fair market value of the common stock on the measurement date is subject to the provisions of Section 409A. Additionally, in the one case of a stock option granted to an employee who was also a Section 16 officer at the time of grant, with an exercise price less than the fair market value on the measurement date, Section 409A treats all vested and unexercised stock options as exercised at December 31, 2007. The Section 16 officer realized gross income, subject to both regular income and employment taxes along with the taxes imposed under Section 409A, based on the difference between the fair market value of TeleTech stock on December 31, 2007 and the exercise price of the stock option.
In the fourth quarter of 2007, the Company identified that there would be adverse tax consequences for employees who exercised stock options from these grants during 2006 and 2007. In December of 2007, the Company committed to compensate its employees for the adverse tax consequences of Section 409A and who, as a result, incurred (or are otherwise subject to) taxes and penalties. In that regard, the Company has made, or will make, cash payments estimated at $2.9 million to or on behalf of these individuals for the incremental taxes imposed under Section 409A and an associated tax gross-up (as a result of the tax payment itself being taxable to the employee). This amount was recorded as Selling, General, and Administrative expense in the Consolidated Financial Statements in the fourth quarter of 2007 when the Company elected to reimburse its employees for their incremental taxes.
With the final Regulations effective January 1, 2008, employees holding unexercised stock options potentially subject to Section 409A will be treated the same as Section 16 Officers and lose the deferral of income typically associated with a stock option. Unexercised stock options potentially subject to Section 409A will violate the provisions on January 1, 2008 (if they are already vested) or upon their future vesting. An employee would then realize gross income, subject to income taxes and employment taxes as well as the taxes imposed under Section 409A, based on the difference between the fair market value of the Company’s common stock at December 31, 2008 (for unexercised options) or the actual gain realized (for options exercised in 2008). In 2008, the Company intends to provide all eligible employees with the opportunity to remedy their outstanding stock options that are subject to potential penalties under Section 409A. The resulting financial impact will be reflected in the period in which the remedial action is finalized.
The Company has also considered the impact of Section 162(m) on 2007 and prior periods. Section 162(m) of the Internal Revenue Code imposes a $1 million annual limit on the compensation deduction permitted by a public company employer for compensation paid to its chief executive officer and its other officers whose compensation is required to be reported to stockholders under the Securities Exchange Act of 1934 because they are among the four most highly compensated officers for the taxable year. (Generally, this will include the Chief Executive Officer (“CEO”) and the three highest-paid officers other than the CEO, but will exclude the Chief Financial Officer). One significant exception is that compensation in excess of $1 million annually is deductible provided the compensation meets the “performance based” exception requirements. Typically, stock options awarded at fair market value under a shareholder approved plan meet the performance based exception in Regulation Section 1.162-27. Normally, stock options granted by the Company under its equity-based compensation plans meet the performance based compensation exception. However, any income realized under a misdated stock option (an option issued at less than fair market value on the relevant measurement date) is deemed (in whole) to be non-performance based compensation. The Company has accounted for nondeductible employee compensation as limited by Section 162(m) in 2007 and all prior periods in the restatement.
Where compensation expense has been recorded with respect to a misdated stock option in 2007 or prior periods and the employee’s compensation expense will likely be subject to Section 162(m) when deducted for tax purposes in 2008 or future accounting periods, the Company has recorded a valuation allowance against the deferred tax asset where the Company believes realization of the deferred tax asset does not meet the “more likely than not” standard of SFAS No. 109 Accounting for Income Taxes (“SFAS 109”). This valuation allowance was established in the first quarter of 2007 and is adjusted quarterly to reflect changes in the expected future deductibility of these expenses. Also, to the extent employees subject to Section 162(m), in 2007 and prior periods exercised misdated stock options, the amounts realized have been accounted for as non-performance based compensation expense subject to the $1 million limitation.
Lease Accounting
As part of its internal audit process, the Company identified the incorrect recording of certain leases under No. 13 Accounting for Leases.  In addition, it incorrectly applied SFAS 143 when it became effective in 2003.  Specifically, the Company did not correctly identify capital versus operating leases for certain of its delivery centers and improperly accounted for certain relevant contractual provisions, including lease inducements, construction allowances, rent holidays, escalation clauses, lease commencement dates and asset retirement obligations. The lease classification changes and recognition of other lease provisions resulted in an adjustment to deferred rent, the recognition of appropriate asset retirement obligations, and the amortization of the related leasehold improvement assets. The Company recorded a pre-tax cumulative charge of $5.8 million in its Consolidated Financial Statements through December 31, 2006 to reflect these additional lease related expenses.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Other Accounting Adjustments
We made other corrections to accounts receivable and related revenue, accounts and related expense, as well as adjustments to reclassify restricted cash in a foreign entity to other assets.
Income Tax Adjustments and Income Tax Payables
The reduction of $22.0 million to the Provision for Income Taxes reflects a $24.6 million tax benefit from the pre-tax accounting changes and a $1.3 million tax benefit from permanent tax and foreign rate differences. These benefits are offset in part by a $2.4 million increase in the provision for income taxes due to changes in our deferred tax valuation allowances and a $1.5 million tax increase for other adjustments restating the amount or period in which income taxes were originally recorded,
There is no material change to our income taxes payable to the U.S. or any foreign tax jurisdiction nor will we be entitled to a tax refund due to the accounting adjustments recorded for equity-based compensation expense during this restatement. In accounting for equity-based compensation, we only record a tax deduction when a stock option is exercised. The tax returns filed during these periods correctly reported a “windfall” tax deduction on stock options exercised as measured by the gain realized on exercise of the stock option (exercise price less the strike price of the option) in excess of the book expense recorded with respect to the particular stock option exercised. An increase to the book expense recorded for a particular stock option will have a corresponding decrease to the “windfall” tax deduction realized on exercise of the stock option but result in no overall increase or decrease to the total tax deductions taken with respect to the stock options exercised.
The likelihood that deferred tax assets recorded during the restatement will result in a future tax deduction was evaluated under the “more-likely-than-not” criteria of SFAS 109. In making this judgment we evaluated all available evidence, both positive and negative, in order to determine if, or to what extent, a valuation allowance is required. Changes to our recorded deferred tax assets are reflected in the period in which a change in judgment occurred.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The table below summarizes the effects of the restatement adjustments on the Consolidated Statements of Operations and Comprehensive Income for the three months ended September 30, 2006 (amounts in thousands except per share amounts):

	Three-Months Ended September 30, 2006
	As previously
	reported	Adjustments	As restated
Revenue	$303,804	$35	$303,839

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	219,744	(2,281)	218,421
Selling, general and administrative	49,271	316	49,587
Depreciation and amortization	12,925	426	13,355
Restructuring charges, net	515	—	515

Total operating expenses	282,455	(1,539)	281,878

Income from operations	21,349	1,574	21,961

Other income (expense), net
Interest income	662	—	662
Interest expense	(2,410)	(97)	(2,507)
Other, net	189	(474)	677

Total other income (expense), net	(1,559)	(571)	(1,168)

Income before income taxes and minority interest	19,790	1,003	20,793

Provision for income taxes	(6,428)	(745)	(7,173)

Income before minority interest	13,362	258	13,620

Minority interest	(583)	—	(583)

Net income	$12,779	$258	$13,037

Other comprehensive income (loss)
Foreign currency translation adjustments	$1,206	$(1)	$1,205
Derivatives valuation, net of tax	(86)	—	(86)
Other	—	(17)	(17)

Total other comprehensive income (loss)	1,120	(18)	1,102

Comprehensive income	$13,899	$240	$14,139

Weighted average shares outstanding
Basic	69,085	—	69,085
Diluted	70,366	(89)	70,277

Net income per share
Basic	$0.18	$0.01	$0.19
Diluted	$0.18	$0.01	$0.19

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The table below summarizes the effects of the restatement adjustments on the Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2006 (amounts in thousands except per share amounts):

	Nine-Months Ended September 30, 2006
	As previously
	reported	Adjustments	As restated
Revenue	$874,560	$(464)	$874,096

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	649,718	(4,544)	645,174
Selling, general and administrative	145,132	947	146,079
Depreciation and amortization	36,705	1,076	37,781
Restructuring charges, net	1,455	—	1,455
Impairment losses	478	—	478

Total operating expenses	833,488	(2,521)	830,967

Income from operations	41,072	2,057	43,129

Other income (expense), net
Interest income	1,350	—	1,350
Interest expense	(4,491)	(475)	(4,966)
Other, net	2,028	(2,304)	(276)

Total other income (expense), net	(1,113)	(2,779)	(3,892)

Income before income taxes and minority interest	39,959	(722)	39,237

Provision for income taxes	(7,889)	(957)	(8,846)

Income before minority interest	32,070	(1,679)	30,391

Minority interest	(1,659)	—	(1,659)

Net income	$30,411	$(1,679)	$28,732

Other comprehensive income (loss)
Foreign currency translation adjustments	$4,487	$(3)	$4,484
Derivatives valuation, net of tax	(2,018)	—	(2,018)
Other	—	(49)	(49)

Total other comprehensive income (loss)	2,469	(52)	2,417

Comprehensive income	$32,880	$(1,731)	$31,149

Weighted average shares outstanding
Basic	68,979	—	68,979
Diluted	70,228	(18)	70,210

Net income per share
Basic	$0.44	$(0.02)	$0.42
Diluted	$0.43	$(0.02)	$0.41

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The table below summarizes the effects of the restatement adjustments on the Consolidated Balance Sheet as of December 31, 2006:

	December 31, 2006
	As
	previously
	reported	Adjustments	As restated
ASSETS
Current assets
Cash and cash equivalents	$60,484	$(2,132)	$58,352
Accounts receivable, net	237,353	(1,395)	235,958
Prepaids and other current assets	34,552	3,334	37,886
Deferred tax assets, net	12,212	(1,131)	11,081
Income taxes receivable	16,543	(668)	15,875

Total current assets	361,144	(1,992)	359,152

Long-term assets
Property, plant and equipment, net	156,047	5,014	161,061
Goodwill	58,234	(375)	57,859
Contract acquisition costs, net	9,674	—	9,674
Deferred tax assets, net	44,585	1,581	46,166
Other long-term assets	29,032	1,477	30,509

Total long-term assets	297,572	7,697	305,269

Total assets	$658,716	$5,705	$664,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$30,738	$549	$31,287
Accrued employee compensation and benefits	76,071	(626)	75,445
Other accrued expenses	39,165	(1,516)	37,649
Income taxes payable	26,211	3,523	29,734
Deferred tax liabilities	309	86	395
Other short-term liabilities	9,521	(1)	9,520

Total current liabilities	182,015	2,015	184,030

Long-term liabilities
Line of credit	65,000	—	65,000
Grant advances	8,000	1	8,001
Deferred tax liabilities	6,741	(6,604)	137
Other long-term liabilities	27,676	10,986	38,662

Total long-term liabilities	107,417	4,383	111,800

Total liabilities	289,432	6,398	295,830

Minority interest	5,877	—	5,877

Commitments and contingencies

Stockholders’ equity
Common stock	701	—	701
Additional paid-in capital	258,719	39,608	298,327
Treasury stock	(96,200)	—	(96,200)
Accumulated other comprehensive income	5,730	4,795	10,525
Retained earnings	194,457	(45,096)	149,361

Total stockholders’ equity	363,407	(693)	362,714

Total liabilities and stockholders’ equity	$658,716	$5,705	$664,421

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The table below summarizes the effects of the restatement adjustments on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2006:

	Nine Months Ended September 30, 2006
	As previously
	reported	Adjustments	As restated
Cash flows from operating activities
Net cash provided by (used in):
Net income	$30,411	$(1,679)	$28,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,705	1,076	37,781
Amortization of contract acquisition costs	2,327	—	2,327
Provision for doubtful accounts	1,714	—	1,714
Loss on disposal of assets	241	—	241
Impairment losses	478	—	478
Deferred income taxes	(5,810)	524	(5,286)
Minority interest	1,659	—	1,659
Equity compensation expense	5,024	710	5,734
Changes in working capital and other assets and liabilities, net of changes due to acquisitions:
Accounts receivable	(1,404)	1,204	(200)
Prepaids and other assets	(12,578)	617	(11,961)
Accounts payable and other accrued expenses	13,534	(515)	13,019
Other liabilities	311	(2,441)	(2,130)

Net cash provided by operating activities	72,612	(504)	72,108

Cash flows from investing activities
Acquisition of a business, net of cash acquired of $0.5 million	(46,412)	—	(46,412)
Purchases of property, plant and equipment	(51,219)	—	(51,219)
Payment for contract acquisition costs	(179)	—	(179)
Purchases of intangible assets	(1,357)	—	(1,357)

Net cash used in investing activities	(99,167)	—	(99,167)

Cash flows from financing activities
Proceeds from line of credit	380,700	—	380,700
Payments on line of credit	(329,650)	—	(329,650)
Payments on long-term debt and capital lease obligations	(286)	(817)	(1,103)
Payments of debt issuance costs	(811)	—	(811)
Payments to minority shareholder	(1,498)	—	(1,498)
Proceeds from exercise of stock options	10,802	—	10,802
Excess tax benefit from exercise of stock options	3,041	(933)	2,108
Purchases of treasury stock	(14,648)	—	(14,648)

Net cash provided by financing activities	47,650	(1,750)	45,900

Effect of exchange rate changes on cash and cash equivalents	1,592	(55)	1,537

Net increase in cash and cash equivalents	22,687	(2,309)	20,378
Cash and cash equivalents at beginning of year	32,505	(191)	32,314

Cash and cash equivalents at end of year	$55,192	$(2,500)	$52,692

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(3) ACQUISITIONS
On June 30, 2006, the Company acquired 100 percent of the outstanding common shares of Direct Alliance Corporation (“DAC”) from Insight Enterprises, Inc. (“Insight”). DAC is a provider of e-commerce, professional sales and account management solutions primarily to Fortune 500 companies that sell into and maintain long-standing relationships with small and medium businesses. DAC is included in the Company’s North American BPO segment.
The total purchase price of $46.4 million in cash was funded utilizing the Company’s Credit Facility. The purchase agreement provides for the seller to (i) receive a future payment of up to $11.0 million based upon the earnings of DAC for the last six months of 2006 exceeding specified amounts and (ii) pay the Company up to $5.0 million in the event certain clients of DAC do not renew, on substantially similar terms, their service agreement with DAC as set forth in the purchase agreement. DAC did not meet the base targets for 2006 and therefore no adjustment to the purchase price was made for the first item. The Company has made a claim against Insight under item (ii) for the purchase price adjustment of $5.0 million. Insight is disputing this claim. In accordance with the stock purchase agreement, this dispute will be decided in arbitration. Therefore, no adjustment to the purchase price or the Company’s allocation of the purchase price has been made at this time.
The allocation of the purchase price to the assets acquired and liabilities assumed was based upon the Company’s intention to make a 338 election for income tax reporting for the acquisition of DAC and was as follows (amounts in thousands):

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following table presents the pro—forma combined results of operations for the nine months ended September 30, 2006 assuming (i) DAC’s historical unaudited financial results; (ii) the DAC acquisition closed on January 1, 2006; (iii) pro—forma amortization expense of the intangible assets; and (iv) pro—forma interest expense assuming the Company utilized its Credit Facility to finance the acquisition (amounts in thousands):

(Unaudited)
Nine Months Ended
September 30, 2006
As restated
Revenue	$908,191
Income from operations	$45,735
Net income	$29,322

Weighted average shares outstanding
Basic	68,979
Diluted	70,210

Net income per share
Basic	$0.43
Diluted	$0.42
The pro-forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisition had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies.
The combined results of operations for the three and nine months ended September 30, 2007 are reflected in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Income.
(4) DISPOSITION
On September 27, 2007, Newgen Results Corporation and related companies (hereinafter collectively referred to as “Newgen”) and the Company entered into an asset purchase agreement to sell substantially all of the assets and certain liabilities associated with its Database Marketing and Consulting business. As a result of the transaction which was completed on September 28, 2007, Newgen received $3.2 million in cash and recorded a loss on disposal of $6.1 million.
A reconciliation of the loss is as follows:

Current assets	$3,870
Property plant and equipment	4,464
Current liabilities assumed	(608)

Net assets disposed of	7,726

Fair value of consideration received	(2,691)
Costs incurred in relation to the sale	1,087

Net loss recorded on sale	$6,122

In addition to the asset purchase agreement, Newgen entered into a transition services agreement to provide the buyer certain transition services for a period not to exceed 90 days. In connection with this agreement, Newgen has allocated $0.5 million of the sale price to account for the fair value of certain services that will be recorded as Other, net ratably over the transition period.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The Company also entered into a services agreement with the buyer to provide ongoing BPO services that were previously being performed by the Company. Management reviewed the direct cash flows associated with this agreement and compared this to management’s estimates of the revenue associated with the Database Marketing and Consulting business. The Company concluded that these direct cash flows were significant. As a result, the operations included in the Database Marketing and Consulting business do not meet the criteria under SFAS 144 to be classified as discontinued operations.
The Company also entered into a software and intellectual property license agreement with the buyer which provides for exclusive and nonexclusive licenses in certain territories for $2.2 million. In addition, the buyer will pay the Company certain ongoing royalties associated with future revenue generated by the buyer from the use of the software. The agreement required that the Company deliver the software to the buyer, which was completed on September 29, 2007. The agreement does not require the Company to provide any ongoing support for the software. The Company believes that the total consideration of $2.2 million is a reasonable estimate of the fair value of this license and, as such, the Company has recorded the $2.2 million as Other, net for the three months ended September 30, 2007. Future royalties will be recorded as Other, net when earned.
(5) SEGMENT INFORMATION
The Company served its clients through two primary businesses, BPO and Database Marketing and Consulting. The Company’s BPO business provides outsourced business process and customer management services for a variety of industries through global delivery centers that represents approximately 98% of total annual revenue. In September 2007, the Company, through Newgen, sold substantially all of the assets and certain liabilities of its Database Marketing and Consulting business. As a result, in 2008, the Company’s BPO business will represent 100% of total annual revenue. When the Company begins operations in a new country, it determines whether the country is intended to primarily serve U.S. based clients, in which case the country will be included in the North American BPO segment, or if the country is intended to serve both domestic clients from that country and U.S. based clients, in which case the country will be included in the International BPO segment. This is consistent with the Company’s management of the business, internal financial reporting structure and operating focus. Operations for each segment of the Company’s BPO business are conducted in the following countries:

North American BPO	International BPO
United States	Argentina
Canada	Australia
India	Brazil
Philippines	China
Costa Rica
England
Germany
Malaysia
Mexico
New Zealand
Northern Ireland
Scotland
Singapore
Spain

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The Database Marketing and Consulting business, which consists of several of the Company’s subsidiaries, provides outsourced database management, direct marketing and related customer acquisition and retention services for automobile dealerships and manufacturers in North America. During the second and third quarters of 2007, the Company recognized an impairment loss of $13.4 million and $2.3 million, respectively, for this business. See Note 7 for further discussion on this impairment. On September 27, 2007, Newgen entered into an asset purchase agreement to sell substantially all of the assets and certain liabilities associated with the Database Marketing and Consulting business The transaction closed on September 28, 2007.
The Company allocates to each segment its portion of corporate—level operating expenses. All inter—company transactions between the reported segments for the periods presented have been eliminated.
One of our strategies is to secure additional business through the lower cost opportunities offered by certain foreign countries. Accordingly, the Company contracts with certain clients in one country to provide services from delivery centers in other foreign countries including Argentina, Brazil, Canada, Costa Rica, Mexico, Malaysia and the Philippines. Under this arrangement, the contracting subsidiary invoices and collects from its local clients, while also entering into a contract with the foreign operating subsidiary to reimburse the foreign subsidiary for its costs plus a reasonable profit. This reimbursement is reflected as revenue by the foreign subsidiary. As a result, a portion of the revenue from these client contracts is recorded by the contracting subsidiary, while a portion is recorded by the foreign operating subsidiary. For U.S. clients served from Canada and the Philippines, which represents the majority of these arrangements, all the revenue remains within the North American BPO segment. For European and Asia Pacific clients served from the Philippines, a portion of the revenue is reflected in the North American BPO segment. For U.S. clients served from Argentina and Mexico, a portion of the revenue is reflected in the International BPO segment.
For the three months ended September 30, 2007 and 2006, approximately $0.7 million and $0.1 million, respectively, of income from operations in the North American BPO segment were generated from the arrangements discussed above. For the three months ended September 30, 2007 and 2006, approximately $4.4 million and $1.5 million, respectively, of income from operations in the International BPO segment were generated from the arrangements discussed above. For the nine months ended September 30, 2007 and 2006, approximately $1.1 million and $0.1 million, respectively, of income from operations in the North American BPO segment were generated from the arrangements discussed above. For the nine months ended September 30, 2007 and 2006, approximately $11.0 million and $4.1 million, respectively, of income from operations in the International BPO segment were generated from the arrangements discussed above.
The following tables present certain financial data by segment (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		As restated		As restated
Revenue
North American BPO	$229,231	$206,651	$689,468	$575,819
International BPO	101,198	90,336	291,714	264,277
Database Marketing and Consulting	5,298	6,852	16,893	34,000

Total	$335,727	$303,839	$998,075	$874,096

Income (loss) from operations
North American BPO	$25,430	$24,909	$87,777	$55,184
International BPO	4,475	1,969	9,449	(1,078)
Database Marketing and Consulting	(6,816)	(4,917)	(28,091)	(10,977)

Total	$23,089	$21,961	$69,135	$43,129

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following tables present Revenue based upon the geographic location where the services are provided (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		As restated		As restated
Revenue
United States	$100,286	$108,456	$311,659	$317,984
Latin America	56,957	46,302	167,630	121,738
Philippines	56,690	33,994	157,574	75,997
Canada	49,798	48,311	154,196	157,001
Europe	36,059	35,699	109,946	105,274
Asia Pacific	35,937	31,077	97,070	96,102

Total	$335,727	$303,839	$998,075	$874,096

(6) SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS
The Company had one client Sprint Nextel that contributed in excess of 10% of total revenue for the three and nine months ended September 30, 2007 and 2006, which operates in the communications industry. The revenue from this client as a percentage of total revenue was as follows:

Three Months Ended		Nine Months Ended
September 30,		September 30,
2007	2006	2007	2006
15.2%	15.1%	14.8%	16.2%
Accounts receivable from Sprint Nextel were as follows (amounts in thousands):

September 30,	December 31,
2007	2006
$33,214	$31,977
The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs ongoing credit evaluations of its clients and maintains allowances for uncollectible accounts. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk exists as of September 30, 2007.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(7) GOODWILL
Goodwill consisted of the following (amounts in thousands):

			Foreign
	December 31,		Currency	September 30,
	2006	Impairments	Impact	2007
	As restated
North American BPO	$35,885	$—	$—	$35,885
International BPO	8,613	—	556	9,169
Database Marketing and Consulting	13,361	(13,361)	—	—

Total	$57,859	$(13,361)	$556	$45,054

Under Statement of Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is no longer amortized but is reviewed for impairment at least annually and more often if a triggering event were to occur in an interim period. The Company’s annual impairment testing is performed in the fourth quarter of each year.
Based on the analyses performed during the third quarter of 2007, there were no impairments recorded to the September 30, 2007 balances of our North American and International BPO segments.
As discussed in Note 4, Newgen completed the sale of substantially all the assets and certain liabilities of the Database Marketing and Consulting business on September 28, 2007. In June 2007, management after reviewing the business’ continuing operating losses, determined that it was more-likely-than-not that it would dispose of this business, although the Company had not committed to a plan at that time. These two items triggered impairment testing on an interim basis for this business under the guidance in SFAS 142.
The first step of the impairment testing indicated that the carrying value of the Database Marketing and Consulting business exceeded its fair value. The Company determined the fair value of the business using a discounted future cash flow method and compared the result to indications of fair market value received from interested third-party purchasers of the Database Marketing and Consulting business, based on the probability of the different outcomes. Because the first step indicated a potential impairment, the Company performed the second step required by SFAS 142.
The second step of the impairment testing indicated that the book value of the reporting unit’s goodwill exceeded the implied fair value of that goodwill. The implied fair value was determined by reviewing the business’ current assets and liabilities; property, plant and equipment; and other identifiable intangible assets (both those recorded and not recorded) to determine the appropriate fair value of the business’ assets and liabilities in a hypothetical purchase accounting analysis. The fair value of these items based on the hypothetical analysis was then compared to the fair value used in the step one test (the hypothetical purchase price) to calculate the implied fair value of the business’ goodwill. The implied fair value of the business’ goodwill was zero. As a result, an impairment charge of $13.4 million for the entirety of the business’ goodwill was recorded during the second quarter of 2007. This was recorded in Impairment Losses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(8) DERIVATIVES
The Company conducts a significant portion of its business in currencies other than the U.S. dollar, the currency in which the Condensed Consolidated Financial Statements are reported. Correspondingly, the Company’s operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. The Company’s subsidiaries in Argentina, Brazil, Canada, Mexico and the Philippines use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars. To hedge against the risk of a weaker U.S. dollar, the Company’s U.S. entity has contracted on behalf of its foreign subsidiaries with several financial institutions to acquire (utilizing forward, non—deliverable forward and/or option contracts) the functional currency of the foreign subsidiary at a fixed U.S. dollar exchange rate at specific dates in the future. The Company pays up—front premiums to obtain certain option hedge instruments.
While the Company has implemented certain strategies to mitigate risks related to the impact of fluctuations in currency exchange rates, it cannot ensure that it will not recognize gains or losses from international transactions, as this is part of transacting business in an international environment. Not every exposure is or can be hedged and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts for which actual results may differ from the original estimate. Failure to successfully hedge or anticipate currency risks properly could adversely affect the Company’s consolidated operating results.
As of September 30, 2007, the notional amount of these derivative instruments is summarized as follows (amounts in thousands):

	Local
	Currency	U.S. Dollar	Dates Contracts are
	Amount	Amount	Through
Canadian Dollar	173,250	$155,989	December 2010
Philippine Peso	5,540,000	116,638	June 2009
Argentine Peso	89,111	26,778	June 2009
Mexican Peso	248,500	22,042	June 2009

		$321,447

These derivatives, including option premiums, are classified as Prepaids and Other Current Assets of $16.3 million and $4.1 million; Other Long—term Assets of $11.0 million and $0.5 million, Current Liabilities of $0.1 million and $2.9 million; and Other Long—term Liabilities of $0.1 million and $1.0 million as of September 30, 2007 and December 31, 2006, respectively, in the accompanying Condensed Consolidated Balance Sheets.
The Company recorded deferred tax (liabilities) assets of ($10.6) million and $0.1 million related to these derivatives as of September 30, 2007 and December 31, 2006, respectively. A total of ($16.5) million and $0.2 million of deferred (gains) losses, net of tax, on derivative instruments as of September 30, 2007 and December 31, 2006, respectively, were recorded in Accumulated Other Comprehensive Income in the accompanying Condensed Consolidated Balance Sheets.
The Company recorded gains of $3.8 million and $1.4 million for settled hedge contracts and the related premiums for the three months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 and 2006, the Company recorded gains of $6.3 million and $5.8 million, respectively, for settled hedge contracts and the related premiums. These gains are reflected in Revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(9) INCOME TAXES
The Company accounts for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes (“SFAS 109”) and adopted FIN 48, effective January 1, 2007. FIN 48 defines the threshold for recognizing the tax benefits of a tax return filing position in the financial statements as “more—likely—than—not” to be sustained by the taxing authority. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized.
On January 1, 2007, the Company had a $17.3 million reserve for unrecognized tax benefits that it did not consider “probable” under SFAS No. 5 Accounting for Contingencies. Upon adoption of FIN 48 and re-evaluation of the $17.3 million, it did not meet the “more-likely-than-not” criteria either, and therefore, there was no change in the unrecognized tax benefit. However, for other uncertain tax positions upon adoption of FIN 48, the Company recorded a $1.2 million increase in the reserve for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The total amount of interest and penalties relating to the $1.2 million increase in uncertain tax benefits recorded at the time of adoption was $117,000. This amount was also recorded as a reduction to the January 1, 2007 balance of retained earnings.
The total reserve for unrecognized tax benefits at January 1, 2007 was $19.0 million. During the third quarter the Company increased the total reserve by $0.7 million relating to a foreign tax incentive agreement retroactively amended by a foreign jurisdiction during the period. As of September 30, 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is $19.7 million.
Upon adopting FIN 48, the Company changed its accounting practice for penalties and interest as of January 1, 2007. In prior accounting periods, interest and penalties relating to income taxes were accounted for in interest expense and other expenses, respectively. Under FIN 48, interest and penalties relating to income taxes will be accrued net of tax in income tax expense. In adopting FIN 48, the Company is permitted to change its accounting practice at the time of adoption under a one-time “safe harbor” provision. In changing its accounting practice, the Company recorded a one-time entry to reclassify interest payable on income taxes recorded during prior accounting periods from interest payable to income taxes payable. The change in accounting practice resulted in no change to net income, net income per share or retained earnings reported in any prior period.
As of September 30, 2007, the Company has a FIN 48 reserve for uncertain tax benefits of $19.7 million related to several items. At this time, the Company is unable to determine when ultimate payment will be made for any of these items. If cash settlement for all of these items occurred in the same year, there would not be a material impact to cash flow.
The amount of interest and penalties recognized in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2006 and September 30, 2007, was approximately $117,000 and $163,000, respectively. There has been no material change to the amount of interest and penalties accrued in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2007.
The Company and its domestic and foreign subsidiaries (including Percepta LLC and its domestic and foreign subsidiaries) file income tax returns as required in the U.S. federal jurisdiction and various state and foreign jurisdictions. The following table presents the major tax jurisdictions and tax years that are open as of December 31, 2007 and subject to examination by the respective tax authorities:

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Tax Jurisdiction	Tax Year Ended

United States	2002 to present
Argentina	2003 to present
Australia	2003 to present
Brazil	2002 to present
Canada	2003 to present
Mexico	2003 to present
Philippines	2002 to present
Spain	2003 to present
The Company’s U.S. income tax returns filed for the tax years ending December 31, 2002, 2003 and 2004 are currently under audit by the IRS. The Company’s U.K. subsidiary is also under audit by HM Revenue and Customs for the year ended December 31, 2002. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements. In addition there are no other tax audits in process in major tax jurisdictions that would have a significant impact on the Company’s Consolidated Financial Statements.
It is reasonably possible that within the next twelve months the statute of limitations for the assessment of tax will expire on various state income tax return positions resulting in the recognition of up to $0.1 million in tax benefits.
As of September 30, 2007, the Company had $52.6 million of deferred tax assets (after a $26.5 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $52.1 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.
The effective tax rate, after minority interest, for the three and nine months ended September 30, 2007 was 6.6% and 27.5%, respectively.
(10) RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES
Restructuring Charges
During the third quarter, the Company undertook a number of restructuring activities primarily associated with reductions in its workforce to better align its workforce with current business needs. These included (i) the termination of certain employees associated with the sale of substantially all the assets and certain liabilities of the Database Marketing and Consulting business on September 28, 2007, as discussed in Note 4; (ii) the restructuring of the Company’s workforce in the North American BPO segment; and (iii) the restructuring of the Company’s workforce in the International BPO segment.
In relation to the restructuring of the Database Marketing and Consulting business, the Company incurred total restructuring costs of $0.9 million for the three months ended September 30, 2007. This included severance charges of $0.6 million of which $0.0 million had been paid as of September 30, 2007. In addition, the Company incurred an acceleration of equity-based compensation expense associated with certain change of control provision (related to the sale of substantially all of the assets and certain liabilities of the Database Marketing and Consulting business) included in an equity-based award to a terminated employee.
The restructuring of the workforce in the North American BPO segment resulted in total restructuring costs of $1.9 million, for the three months ended September 30, 2007, of which $1.6 million had been paid as of September 30, 2007. All of these charges were for employee severance costs.
The restructuring of the workforce in the International BPO segment resulted in total restructuring costs of $0.4 million for the three months ended September 30, 2007, of which $0.2 million had been paid as of September 30, 2007. All of these charges were for employee severance costs.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
During the three months ended September 30, 2007, the Company reversed $0.6 million of a previously recorded reserve associated with an existing delivery center. The liability was associated with the repayment of certain government grants received. Management reviewed the likelihood that the liability would be repaid. The Company believes that it is unlikely that this liability would be paid and therefore reversed the accrual.
For the nine months ended September 30, 2006 the Company recognized approximately $1.5 million of restructuring charges primarily comprised of $0.7 million for facility exit costs relating to a building lease in the International BPO segment, $1.0 million for severance costs, less $0.2 million reversal of unused prior-period balances. In the three months ended September 30, 2006, the Company recognized $0.5 million in severance costs in the International BPO and Database Marketing and Consulting segments.
For the three and nine months ended September 30, 2005, the Company recognized $0.5 million and $1.5 million, respectively. The $0.5 million related to an early lease termination, while the additional $1.0 million related to reductions in force across all three segments.
A rollforward of the activity in the Company’s restructuring accruals is as follows (amounts in thousands):

	Closure of
	Delivery	Reduction in
	Centers	Force	Total
Balance as of December 31, 2006	$1,087	$191	$1,278
Expense	86	3,363	3,449
Payments	(113)	(2,229)	(2,342)
Reversals	(599)	—	(599)
Non-cash items	—	(350)	(350)

Balance as of September 30, 2007	$461	$975	$1,436

Impairment Losses
During the three months ended September 30, 2007, the Company recognized an impairment of $2.3 million related to a delivery center in the Company’s Database Marketing and Consulting business as a result of the sale of this business as discussed in Note 4.
During the nine months ended September 30, 2007, the Company also recorded additional impairment charges of $13.6 million comprised of the following: $13.4 million related to the impairment of the goodwill for the Company’s Database, Marketing and Consulting business as discussed in Note 7, $0.1 million related to the fair value of one delivery center in the Company’s North American BPO segment being less than their carrying value, and $0.1 million related to the fair value of two delivery centers in the Company’s International BPO segment being less than its carrying value.
(11) COMMITMENTS AND CONTINGENCIES
Letters of Credit
As of September 30, 2007, outstanding letters of credit and other performance guarantees totaled approximately $12.1 million, which primarily guarantee workers’ compensation and other insurance related obligations and facility leases.
Guarantees
The Company’s Credit Facility is guaranteed by the majority of the Company’s domestic subsidiaries.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The Company has a corporate aircraft financed under a synthetic operating lease.  The lease term is five years and expires in January 2010.  During the lease term or at expiration the Company has the option to return the aircraft, purchase the aircraft at a fixed price, or renew the lease with the lessor. In the event the Company elects to return the aircraft, it has guaranteed a portion of the residual value to the lessor.  Although the approximate residual value guarantee is $2.1 million at lease expiration, the Company does not expect to have a liability under this lease based upon current estimates of the aircraft’s future fair value at the time of lease expiration.
Legal Proceedings
From time-to-time, the Company has been involved in claims or lawsuits, both as plaintiff and defendant, that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided to the extent that losses are deemed both probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, the Company believes that the disposition or ultimate resolution of such claims or lawsuits will not have a material adverse effect on the Company.
(12) NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted shares for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		As restated		As restated
Shares used in basic earnings per share calculation	70,214	69,085	70,367	68,979
Effect of dilutive securities – RSUs	78	—	43	—
Effect of dilutive securities – Stock options	2,051	1,192	2,499	1,231

Shares used in dilutive earnings per share calculation	72,343	70,277	72,909	70,210

For the three months ended September 30, 2007 and 2006, 0.3 million and 0.6 million, respectively, of options to purchase shares of common stock were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti–dilutive. For the nine months ended September 30, 2007 and 2006, 0.1 million and 1.6 million, respectively, of options to purchase shares of common stock were outstanding but not included in the computation of diluted net income per share because the effect would have been anti–dilutive.
(13) EQUITY-BASED COMPENSATION PLANS
The Company has adopted SFAS No. 123 (revised 2004) Share–Based Payment (“SFAS 123(R)”) and applied the modified prospective method for expensing equity compensation. SFAS 123(R) requires all equity–based payments to employees to be recognized in the Consolidated Statements of Operations and Comprehensive Income at the fair value of the award on the grant date. The fair values of all stock options granted by the Company are estimated on the date of grant using the Black–Scholes–Merton Model.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Stock Options
As of September 30, 2007, there was approximately $10.9 million of total unrecognized compensation cost (including the impact of expected forfeitures as required under SFAS 123(R)) related to unvested share–based compensation arrangements granted under the equity plans that the Company had not recorded. That cost is expected to be recognized over the weighted–average period of four years and the Company recognizes compensation expense straight–line over the vesting term of the option grant. The Company recognized compensation expense related to these options of $1.4 million and $4.7 million, respectively, for the three and nine months ended September 30, 2007. The Company recognized compensation expense related to these options of $1.6 million and $5.2 million for the three and nine months ended September 30, 2006, respectively.
Restricted Stock Units
In January 2007, the Compensation Committee of the Board of Directors of the Company granted an aggregate of approximately 1.5 million restricted stock units (“RSUs”) to Executive Officers and members of the Company’s management team. The grants replace the Company’s January 2005 Long-Term Incentive Plan and are intended to provide management with additional incentives to promote the success of the Company’s business, thereby aligning management’s interests with the interests of the Company’s stockholders. One RSU was granted during 2007 for 500,000 shares and vests equally over a 10-year period. The Company granted an additional RSU for 500,000 shares of which 50% vests equally over a five years and 50% is earned by achieving specific performance targets over a five year period. The remaining RSU grants are partially earned by achieving specific performance targets and partially time vest. Two–thirds of the RSUs granted vest pro rata over three years based solely on the Company exceeding specified operating income performance targets in each of the years 2007, 2008 and 2009. If the performance target for a particular year is not met, the RSUs scheduled to vest in that year are cancelled. The remaining one–third of the RSUs vest pro–rata in equal installments over five years based on the individual recipient’s continued employment with the Company. Settlement of the RSUs are made in shares of the Company’s common stock by delivery of one share of common stock for each RSU then being settled.
During the nine months ended September 30, 2007, the Company issued a total of 3.2 million RSUs. Of the total RSUs granted, 1.4 million vest pro-rata in equal installments over a five to 10 year period. The remaining 1.8 million shares vest pro-rata based on specific performance metrics outlined in the individual RSU agreements. The Company recognized compensation expense related to these RSUs of $2.1 million and $3.3 million, respectively, for the three and nine months ended September 30, 2007.
(14) SUBSEQUENT EVENT
On December 18, 2007, the Company, through its affiliated company TeleTech Europe B.V., and Bharti Ventures Ltd., entered into a share transfer agreement to sell TeleTech Services (India) Ltd., the Company’s Indian joint venture, to Aegis BPO Services Ltd. and certain of its affiliated companies (“Aegis”).
Under the agreement, Aegis agreed to purchase the joint venture, which provided BPO solutions primarily for in-country clients. The Company received $8.7 million for its 60 percent share of the joint venture.  The Company recorded a $7.0 million gain on the transaction in the fourth quarter of 2007.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
A reconciliation of the gain is as follows:

Current assets	$(840)
Property, plant and equipment	(1,601)
Non-current assets	(1,196)
Liabilities assumed	1,911

Net assets disposed of	(1,726)
Fair value of consideration received, net of costs of sale	8,731

Gain recorded on sale	$7,005

Securities Class Action
On January 25, 2008, a class action lawsuit was filed in the United States District Court for the Southern District of New York entitled Beasley v. TeleTech Holdings, Inc., et. al. against TeleTech, certain current directors and officers and others alleging violations of Sections 11, 12(a) (2) and 15 of the Securities Act, Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act. The complaint alleges, among other things, false and misleading statements in the Registration Statement and Prospectus in connection with (i) a March 2007 secondary offering of our common stock and (ii) various disclosures made and periodic reports filed by us between February 8, 2007 and November 8, 2007. On February 25, 2008, a second nearly identical class action complaint, entitled Brown v. TeleTech Holdings, Inc., et al., was filed in the same court. On May 19, 2008, the actions described above were consolidated under the caption In re: TeleTech Litigation and lead plaintiff and lead counsel were approved by the court. TeleTech and the other individual defendants intend to defend this case vigorously. Although the Company expects the majority of expenses related to the class action lawsuit to be covered by insurance, there can be no assurance that all of such expenses will be reimbursed.
Credit Facility Amendments
Since November 2007, the Company has entered into three amendments to the Credit Facility with its lenders. These amendments extended the time for the Company to deliver its financial statements for the quarter ended September 30, 2007, for the year ended December 31, 2007 and for the quarter ended March 31, 2008, until August 15, 2008. In the amendments, the Company’s lenders also consented to (i) the delayed filing of periodic reports with the SEC by August 15, 2008; (ii) the restatement of previously filed financial statements; and (iii) the NASDAQ Staff Determination notices with respect to the possible delisting of the Company’s common stock from the NASDAQ Global Select Market due to the delayed periodic reports. As a result of these amendments and the filing of the delayed periodic reports, there is presently no basis for the Company’s lenders to declare an event of default under its Amended Credit Facility and the Company may continue to borrow funds thereunder.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Introduction
The following discussion and analysis should be read in conjunction with our Annual Report on Form
10–K for the year ended December 31, 2007, filed contemporaneously with this Form 10-Q. Except for historical information, the discussion below contains certain forward–looking statements that involve risks and uncertainties. The projections and statements contained in these forward–looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward–looking statements.
All statements not based on historical fact are forward–looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, the following are important factors that could cause our actual results to differ materially from those expressed or implied by such forward–looking statements, including but not limited to the following: our belief that we are continuing to see strong demand for our services and that sales cycles are shortening; and achieving estimated revenue from new, renewed and expanded client business as volumes may not materialize as forecasted; achieving continued profit improvement in our International BPO operations; the ability to close and ramp new business opportunities that are currently being pursued or that are in the final stages with existing and/or potential clients; our ability to execute our growth plans, including sales of new products (such as OnDemand); the possibility of lower revenue or price pressure from our clients experiencing a business downturn or merger in their business; greater than anticipated competition in the BPO services market, causing adverse pricing and more stringent contractual terms; risks associated with losing or not renewing client relationships, particularly large client agreements, or early termination of a client agreement; the risk of losing clients due to consolidation in the industries we serve; consumers’ concerns or adverse publicity regarding our clients’ products; our ability to find cost effective locations, obtain favorable lease terms and build or retrofit facilities in a timely and economic manner; risks associated with business interruption due to weather, pandemic, or terrorist–related events; risks associated with attracting and retaining cost–effective labor at our delivery centers; the possibility of additional asset impairments and restructuring charges; risks associated with changes in foreign currency exchange rates; economic or political changes affecting the countries in which we operate; changes in accounting policies and practices promulgated by standard setting bodies; and new legislation or government regulation that impacts the BPO and customer management industry.
See Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10–Q and the risk factors reported in our Annual Report on Form 10–K for the year ended December 31, 2007, filed contemporaneously with this Form 10-K.
Executive Summary
TeleTech is one of the largest and most geographically diverse global providers of business process outsourcing solutions. We have a 26-year history of designing, implementing and managing critical business processes for Global 1000 companies to help them improve their customers’ experience, expand their strategic capabilities and increase their operating efficiencies. By delivering a high-quality customer experience through the effective integration of customer-facing front-office processes with internal back-office processes, we enable our clients to better serve, grow and retain their customer base. We have developed deep vertical industry expertise and support approximately 250 business process outsourcing programs serving 135 global clients in the automotive, broadband, cable, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel, wireline and wireless industries.

As globalization of the world’s economy continues to accelerate, businesses are increasingly competing on a worldwide basis due to rapid advances in technology and telecommunications that permit cost-effective real-time global communications and ready access to a highly-skilled global labor force. As a result of these developments, companies have increasingly outsourced business processes to third-party providers in an effort to enhance or maintain their competitive position and increase shareholder value through improved productivity and profitability.
We believe that the global demand for our services is being fueled by the following trends:
•	Integration of front- and back-office business processes to provide an enhanced customer experience. Companies have realized that integrated business processes allow customer needs to be met more quickly and efficiently resulting in higher customer satisfaction and brand loyalty thereby improving their competitive position.

•	Increasing percentage of company operations being outsourced to most capable third-party providers. Having experienced success with outsourcing a portion of their business processes, companies are increasingly outsourcing a larger percentage of this work. To achieve these benefits, companies are consolidating their business processes with third-party providers that have an extensive operating history, global reach, world-class capabilities and an ability to scale and meet their evolving needs.

•	Increasing adoption of outsourcing across broader groups of industries. Early adopters of the business process outsourcing trend, such as the media and communications industries, are being joined by companies in other industries, including healthcare, retailing and financial services. These companies are beginning to adopt outsourcing to improve their business processes and competitiveness.

•	Focus on speed-to-market by companies launching new products or entering new geographic locations. As companies broaden their product offerings and seek to enter new emerging markets, they are looking for outsourcing providers that can provide speed-to-market while reducing their capital and operating risk. To achieve these benefits, companies are seeking BPO providers with an extensive operating history, an established global footprint and the financial strength to invest in innovation to deliver more strategic capabilities and the ability to scale and meet customer demands quickly.
Our Strategy
Our objective is to become the world’s largest, most technologically advanced and innovative provider of onshore, offshore and work-from-home BPO solutions. Companies within the Global 1000 are our primary client targets due to their size, global nature, focus on outsourcing and desire for the global, scalable integrated process solutions that we offer. We have developed, and continue to invest in, a broad set of capabilities designed to serve this growing client need. We aim to further improve our competitive position by investing in a growing suite of new and innovative business process services across our targeted industries.
Our business strategy includes the following elements:
•	Deepen and broaden our relationships with existing clients.

•	Win business with new clients and focus on targeted industries where we expect accelerating adoption of business process outsourcing.

•	Continue to invest in innovative proprietary technology and new business offerings.

•	Continue to improve our operating margins.

•	Selectively pursue acquisitions that extend our capabilities and/or industry expertise.

Our Third Quarter 2007 Financial Results
In 2007, our third quarter revenue grew 10.5% to $335.7 million over 2006. Our third quarter 2007 income from operations grew 5.1% to $23.1 million in 2007 from $22.0 million in 2006 and operating margin decreased to 6.9% from 7.2% in 2006. Third quarter 2007 income from operations included $4.9 million of asset impairment and restructuring charges primarily related to the disposition of its database marketing and consulting business. Excluding these charges, income from operations in the third quarter 2007 increased 27.3% to $28.0 million, or 8.3% of revenue.
Our improved profitability stems primarily from continued expansion into offshore markets, increased utilization of our delivery centers across a 24 hour period, leveraging our global purchasing power and diversifying revenue into higher margin opportunities.
We have experienced strong growth in our offshore delivery centers which primarily serve clients located in other countries. Our offshore delivery capacity now spans eight countries and more than 23,000 workstations and currently represents approximately 60% of our global delivery capabilities. Revenue in these offshore locations grew 33% in the third quarter 2007 to $136.5 million and represented 41% of our consolidated third quarter 2007 revenue. To meet continued client demand through the first nine months of 2007, we added more than 5,300 gross workstations in primarily offshore locations including the Philippines, Costa Rica and South America. As we grow our offshore delivery capabilities and our exposure to foreign currency fluctuations increase, we continue to actively manage this risk via a multi-currency hedging program designed to minimize operating margin volatility.
In the third quarter of 2007, Newgen Results Corporation and related companies (hereinafter collectively referred to as “Newgen”) and TeleTech entered into an asset purchase agreement to sell substantially all the assets and certain liabilities associated with the Database Marketing and Consulting business which represented 1.6% of our consolidated revenue. This transaction closed on September 28, 2007. Our pre-tax income was reduced by $7.1 million in the third quarter 2007 due to impairment, restructuring and loss on the sale of asset charges related to this business.
Our strong financial position, cash flow from operations and low debt levels allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows. At September 30, 2007, we had $70.7 million of cash and cash equivalents and a total debt to equity ratio of 12.3%. Through the first nine months of 2007, we repurchased $47.0 million of our common stock and since inception of the share repurchase program in 2001 we have invested $162.3 million to acquire approximately 20% of our outstanding stock.
Restatement of Financial Statements
All of the financial information in this Form 10-Q, has been adjusted to reflect the restatement of our financial results, as described in the Explanatory Note to this Form 10-Q and Note 2 to our Condensed Consolidated Financial Statements included in this Form 10-Q. The impact under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Share Based Payment (“SFAS 123(R)”), of recognizing additional equity-based compensation expense and related tax adjustments is summarized in the table below.

As part of the restatement process resulting from the review of our historical equity-based compensation practices, we also assessed whether there were other matters which should be corrected in our previously issued financial statements and identified adjustments for leases and other items, including tax adjustments, which are also summarized in the table below.

	Pre-Tax Accounting Adjustments				Provision	Total
	Equity-Based			Total Pre-Tax	for Income	Accounting
Year Ended December 31,	Compensation	Leases	Other	Adjustments	Tax[1]	Adjustments
1996	$763	$132	$—	$895	$(334)	$561
1997	1,776	515	—	2,291	(862)	1,429
1998	2,396	1,552	—	3,948	(1,412)	2,536
1999	12,779	1,112	—	13,891	(5,022)	8,869
2000	26,684	3,022	—	29,706	(9,004)	20,702
2001	5,648	679	10	6,337	(2,354)	3,983
2002	6,105	150	817	7,072	(1,479)	5,593
2003	2,214	492	3	2,709	(4,390)	(1,681)
2004	237	477	(3)	711	(340)	371

Cumulative effect at December 31, 2004	58,602	8,131	827	67,560	(25,197)	42,363
2005	965	(922)	392	435	1,437	1,872
2006	611	(1,437)	(111)	(937)	1,798	861
First Quarter 2007	(209)	(75)	(863)	(1,147)	711	(436)
Second Quarter 2007	(272)	227	(559)	(604)	1,056	452

Total	$59,697	$5,924	$(314)	$65,307	$(20,195)	$45,112

(1)	In any given year, the Provision for Income Tax may not directly correlate with the amount of total pre-tax accounting adjustments. The provision as shown reflects the tax benefits of the pre-tax accounting adjustments, permanent tax differences, and rate differences for foreign jurisdictions. These benefits are offset in part by changes in deferred tax valuation allowances and other adjustments restating the amount or period in which income taxes were originally recorded.
Equity-Based Compensation
As a result of our Audit Committee’s voluntary, independent review of our historical equity-based compensation practices and management’s additional review, which has now been completed, We determined that pursuant to Accounting Principles Board No. 25, Accounting for Stock Issued to Employees; Statement of Accounting Standards (“SFAS”) No. 123 Accounting for Stock-Based Compensation, SFAS No. 123(R) Share-Based Payment, and related interpretations, mistakes were made in the accounting for our equity compensation grants during the period reviewed. As shown in the table above, we recorded pre-tax, non-cash adjustments to our equity-based compensation expense which were primarily driven by (i) 901 grants comprising 5.4 million shares requiring only changes to the original grant measurement date; (ii) 190 grants comprising 5.0 million shares for which the original grant terms were subsequently modified (44 of these grants comprising 1.2 million shares also required a change to their original measurement date); and (iii) 30 grants comprising 0.8 million shares made to consultants which were mistakenly accounted for as employee grants. The majority of the grants requiring expense adjustments were issued prior to 2001. As a result, we recorded additional equity-based compensation expense for financial accounting purposes under APB 25 and SFAS 123(R), resulting in a pre-tax, non-cash cumulative charge of $59.7 million ($38.3 million on an after tax basis) in our Consolidated Financial Statements through June 30, 2007. The majority of adjustments affected periods prior to 2001.
Background
On September 17, 2007, the Audit Committee of our Board of Directors initiated an independent review of our historical equity-based compensation practices and the related accounting (the “Review”). We commenced this Review on our own initiative and not in response to any governmental or regulatory investigation, shareholder lawsuit, whistleblower complaint or inquiries from the media.

The Review, conducted by the Audit Committee over a period of approximately five months, included the following tasks, among others:
•	Reviewing hard copy and electronic files obtained from us as well as other sources that totaled hundreds of thousands of pages of hard copy and electronic documents;

•	Conducting interviews of 34 past and present employees, officers and directors, some of whom were interviewed more than once;

•	Engaging outside consultants to conduct various statistical analyses of our equity awards;

•	Reviewing Board and Committee minutes and related materials from 1996 through August 2007;

•	Reviewing actions by unanimous written consent (“UWCs”) and other granting actions relating to equity awards from 1996 through August 2007;

•	Reviewing our public filings and equity compensation plans;

•	Frequent communications by the Chairman of the Audit Committee with the Audit Committee’s independent counsel and its accounting consultants; and

•	Numerous telephonic and in-person meetings of the Audit Committee.
We placed no restrictions on the Audit Committee in connection with the Review, and we cooperated fully with the Review.
Under the oversight of the Audit Committee and in consultation with our current and former independent auditors, management conducted its own internal review of our historical equity-based compensation practices and related accounting over a period of approximately nine months. Our Review covered 4,886 equity awards, including 4,347 equity awards from our IPO in 1996 through August 2007 and 539 pre-IPO grants for subsequent modifications, cancellations, and other accounting issues. The equity awards, which comprised approximately 37.9 million stock options and approximately 3.2 million restricted stock units, were granted as annual incentives to employees, in connection with hiring new employees, promotions, or whose performance warranted the award, and to directors and certain consultants. This internal review, which was a necessary step in the preparation of our restated Consolidated Financial Statements, included, among other things, evaluations of our previous accounting for grants of equity compensation as described more fully below.
Historical Equity-Based Compensation Practices
From 1996 through August 2007, we made the following types of equity-based compensation grants to directors, Section 16 Officers, employees and consultants:
•	Annual pool grants in conjunction with our annual merit review process, which generally occurred within a few months following our year end (referred to as “annual grants”);

•	Individual grants to newly hired or promoted Section 16 Officers and employees and, from time to time, grants in recognition of performance or as incentives;

•	Options granted or assumed in connection with acquisitions; and

•	Options granted to non-employee directors and, from time to time, consultants.
As previously disclosed in our Current Report on Form 8-K filed with the SEC on February 20, 2008, the Audit Committee’s Review included the following findings, among others:
•	There was no willful misconduct in connection with our equity compensation granting process.

•	There was no evidence of improper conduct by the Chairman and Chief Executive Officer, the Vice Chairman, any current member of senior management, any past or present member of the Compensation Committee, or any other outside director.

•	There was no regular or systematic practice of using hindsight to select grant dates and no pattern of consistently hitting “lows.”
Other findings, mostly related to periods prior to 2002, which we believe should be viewed within the context of the Report’s finding of no willful misconduct, include:
•	Certain employees/officers involved in the administration of our stock options, none of which are actively employed by us, did not adequately meet all of the demands of their positions and/or did not adequately appreciate their responsibilities in the stock option granting process, particularly in the period prior to 2002.

•	There were control and other deficiencies in our equity compensation granting process.

•	Our policies were not sufficient to ensure compliance with all applicable accounting and disclosure rules relevant to equity compensation.

•	There were episodic instances of selecting grant dates with some hindsight.
o	There was some evidence that certain employees/officers involved in selecting grant dates, none of which are actively employed by us, had some understanding of the accounting implications of selecting dates with hindsight. However, there was no conclusive evidence demonstrating that those involved in selecting dates knowingly and/or purposely violated accounting or disclosure rules.
•	There were instances where we failed to appreciate that certain required granting actions needed to be completed before a measurement date for a grant could be established under applicable equity compensation accounting rules.

•	Certain stock option awards were not properly recorded under applicable equity compensation accounting rules, including in connection with:
o	modification of grants;

o	a recipient’s status as a consultant or an employee; and

o	treatment of performance-based vesting conditions.
Delegation of Authority
The Audit Committee’s Review noted that, by the terms of our various stock option plans (as amended and restated from time to time), the Compensation Committee was vested with the authority to administer and grant stock options under the plans. The Review found that for the period from August 1996 to December 2000, no documentation existed delegating the authority to make grants from the Compensation Committee to management. For the period December 2000 through December 2004, although the Audit Committee found that there was a documented delegation of authority to management, there were variations in the practices utilized when management made awards and the Company regularly followed the practice of obtaining approval or ratification by the Compensation Committee of awards issued based on management actions. Given these circumstances, there was some uncertainty as to whether such awards were final and effective prior to the time when the Compensation Committee acted on the awards. The Audit Committee found that a change in the Company’s procedures including a formalization of the delegation to management was made in December 2004. As a result, for the period December 2004 through August 2007, this uncertainty was eliminated.

Management conducted a thorough review of how the delegation of authority operated in practice and as understood by those who were involved in the process during the period 1996 through 2004. For the period 1996 through 2004, management concluded that there was an implied delegation of authority from the Compensation Committee to management to grant stock options within certain pre-established parameters. These parameters were modified in December 2000 to require explicit Compensation Committee approval for all grants to Section 16 Officers and for all grants greater than 100,000 shares. These parameters remained unchanged through the remainder of the period reviewed. Management’s conclusions on delegation of authority are based on, among other things, information obtained from past and present officers and directors, including members of the Compensation Committee, indicating that they believed that management was provided with the authority within certain stated limitations to make grants and management, in fact, in making grants acted consistent with such understanding. Our review of employee files, emails and other available and relevant information indicated that grants were generally approved by management through offer letters to new employees and through signed personnel forms or email communications for promotional grants. For annual pool grants, the Compensation Committee approved the total number of shares to be included in the pool while management was delegated the authority to allocate the pool to the individual grant recipients. This allocation was evidenced by a list of grant recipients provided by Human Capital who administered the process. In addition, our review noted that while it was our practice to provide the Compensation Committee with a quarterly monitoring report indicating grants of equity during the previous quarter and for the Compensation Committee to act on the grants, there were no instances where the Compensation Committee changed any grant that was approved by management. The Compensation Committee’s quarterly action was not considered by the Compensation Committee or the officers who acted on the grants as required for the grants to be given effect. As a result, we have concluded that the finalization of management approval generally represented the point in time when the number of options and the exercise price of the option were first known with finality and, therefore, was the appropriate date at which to establish a measurement date as required under APB 25. Upon further consideration, based on the information provided in management’s review and analysis, the Audit Committee concurred with management’s conclusions that while explicit, documented delegation of authority did not exist for the entire period under review, an effective implied delegation of authority from the Compensation Committee to management did exist for the period 1996 through November 2004.
Measurement Dates
During all periods reviewed, we typically dated new hire or promotional grants on the first date of employment or the effective date of promotion. We did note that during the period August 1996 through December 2000, it was the occasional practice for offers of employment to include an exercise price based upon the date of the employee’s offer letter and the grant was dated on the same date as of the offer letter regardless of the employee’s first date of employment. The dating practices as outlined above applied to both employees and Section 16 Officers. For annual pool grants, the grants were dated on the date the pool was approved by the Compensation Committee or on a date selected by management within the parameters established by the Compensation Committee. Grants to our directors were dated typically on the automatic dates prescribed in the applicable stock option plan. Consultant grants were typically dated on the first date of their service to the Company.
We found that the evidence available to determine the date on which final management approval for the grant was obtained sometimes varied. In cases where the evidence related to the grant was limited, we reviewed all of the available information including the date the grant record was created in our equity grant tracking system which was in some cases the only contemporaneous dating evidence available. In situations where there was only limited evidence as to the approval of the grant, we first reviewed grants made on the same date to assess whether the grant was part of another granting action and, if not, we reviewed the date that the grant was communicated to the employee. If there was no other information available, we assigned a measurement date to the grant as of the record creation date in our equity grant tracking system.

Equity-Based Compensation Expense Adjustments
As presented in the table below and discussed more fully below, as a result of the findings in the Audit Committee’s Review and through management’s own review, we determined that material stock-based compensation expense adjustments were required primarily for the following reasons, among others:
•	Measurement date mistakes were made in connection with annual pool grants where the allocation of the grants to individual recipients was not known with finality until after the stated grant date;

•	Measurement date mistakes were made on new hire and promotional grants to Section 16 Officers , employees and non-employee directors as a result of delayed or missing approvals and grants made prior to the start date;

•	Certain stock option awards were modified after the establishment of a measurement date to accelerate the vesting of the employees’ stock options or to allow the exercise of stock options beyond the standard 90-day period following termination of employment; and

•	Certain grants previously accounted for as employee awards were determined to have been made for non-employee consulting services and should have been accounted for under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).
The following table summarizes the impact of these adjustments for the accounting periods presented (amounts in thousands):

	Pre-Tax Equity Based Compensation Expense
		Modifications
Year Ended December 31,	Measurement Date Changes	to Employee Grants	Non- Employee Grants	Other	Total
1996	$21	$—	$742	$—	$763
1997	223	422	1,131	—	1,776
1998	454	199	1,743	—	2,396
1999	2,714	3,030	6,559	476	12,779
2000	7,380	13,411	4,069	1,824	26,684
2001	4,921	815	(135)	47	5,648
2002	5,865	76	(10)	174	6,105
2003	499	1,237	231	247	2,214
2004	357	82	(425)	223	237

Cumulative effect at December 31, 2004	22,434	19,272	13,905	2,991	58,602
2005	276	303	311	75	965
2006	(15)	425	49	152	611
First quarter 2007	28	859	(478)	(618)	(209)
Second quarter 2007	62	186	(13)	(507)	(272)

Total	$22,785	$21,045	$13,774	$2,093	$59,697

Measurement Date Adjustments
For the years 1996 through 2005, we accounted for our equity-based compensation grants under APB 25 and determined the required disclosures pursuant to the provisions of SFAS 123. Under APB 25, it is necessary to recognize equity-based compensation expense for stock options having “intrinsic value” on the dates such options are granted. As used in this discussion, the “measurement date” for a particular option is the date all required granting actions for an option are completed and is therefore the date on which the value of the option should be determined for accounting purposes. The valuation is based on the closing stock price on such measurement date. We set the exercise price of our options at the closing price of our common stock on the grant date. If the grant date is not the same as the required measurement date for an option, intrinsic value can arise if the closing stock price on the grant date was less than the closing stock price on the measurement date. The difference between the exercise price established as of the grant date and the closing stock price on the measurement date is viewed as built-in gain in the value of the option that exists on the measurement date, for which an equity-based compensation expense is required to be recognized.

On January 1, 2006, we adopted SFAS 123(R) under the modified prospective method. For the measurement date revisions, we revised our historical pro forma footnote disclosures in accordance with SFAS 123. Additionally, we adjusted our 2006 Consolidated Financial Statements and the first two quarters of 2007 to reflect the impact of revised measurement dates on the compensation expense recognized in accordance with SFAS 123(R).
We identified 3,021 grants for which we used incorrect measurement dates for financial accounting purposes, of which 945 grants comprising approximately 6.6 million shares resulted in accounting adjustments related to revised measurement dates. For options accounted for under APB 25, if the exercise price was less than the closing price on the revised measurement date, we recorded an adjustment to recognize equity-based compensation expense for the intrinsic value of such equity awards over the vesting period of the award. For options accounted for under SFAS 123(R), we calculated the fair value of the award on the revised measurement date and recorded an adjustment for the revised fair value of each award over the vesting period.
To determine the correct measurement dates for these grants under applicable accounting principles, we followed the guidance in APB 25, which deems the measurement date to be the first date on which all of the following facts are known with finality: (i) the identity of the individual employee who is entitled to receive the option grant; (ii) the number of options that the individual employee is entitled to receive; and (iii) the option’s exercise price.
The documents and information considered in connection with our adjustments to measurement dates included, among other things:
•	Board and Committee meeting minutes and related materials;

•	evidence relating to the dates UWCs were prepared and circulated for signature and/or signed by Compensation Committee members;

•	personnel files of employees who were granted options;

•	e-mail communications and other electronic files from our computer system and in back-up media;

•	documentation relating to the allocation of annual grants to individual employees;

•	information as to the respective hire dates of employees receiving the option grants, including (if the grant was a new hire grant) the date of any offer letter;

•	correspondence, memoranda and other documentation supporting option grants;

•	information concerning the dates that stock options were entered into our (or our third-party administrator’s) stock option tracking systems; and

•	information obtained from current and former officers, directors, employees and outside professionals.

We reviewed each of the grant types described in the tables below to identify the required granting actions for each grant type and we determined, on a grant-by-grant basis, the appropriate measurement date based upon all of the relevant and available information associated with the grant. The discussion below reflects all grants made both pre and post IPO. The following tables summarize the equity-based compensation expense by accounting period for each of the grant types described (expense amounts in thousands):

				New Hire, Promotional & Merit Grants to			New Hire, Promotional & Merit Grants to
	Annual Pool Grants			Employees			Section 16 Officers
			Total			Total			Total
		Shares	Compensation		Shares	Compensation		Shares	Compensation
	Grants Issued	Granted in	Expense By	Grants Issued	Granted in	Expense By	Grants Issued	Granted in	Expense By
	in Period	Period	Period	in Period	Period	Period	in Period	Period	Period
Pre-IPO through 1996	—	—	$—	542	5,047,544	$21	—	—	$—
1997	—	—	—	50	997,000	511	—	—	—
1998	—	—	—	90	1,627,000	421	—	—	—
1999	273	1,038,953	741	114	2,451,204	4,381	9	1,706,749	764
2000	327	895,478	1,167	346	2,485,887	11,636	5	600,000	8,681
2001	530	1,339,385	1,096	58	564,225	3,817	9	1,160,000	922
2002	569	1,108,100	1,250	65	999,300	4,088	8	735,000	686
2003	242	457,100	289	45	1,082,200	634	3	407,300	1,036
2004	256	1,091,000	145	83	1,408,000	379	5	550,000	107

Cumulative effect at December 31, 2004	2,197	5,930,016	4,688	1,393	16,662,360	25,888	39	5,159,049	12,196
2005			53	79	1,002,500	410	4	1,220,000	191
2006	133	591,950	1,492	61	770,500	2,464	—	—	2,957
First quarter 2007	—	—	313	89	1,210,000	1,551	6	635,000	730
Second quarter 2007	—	—	309	9	232,500	895	1	15,000	819

Totals	2,330	6,521,966	$6,855	1,631	19,877,860	$31,208	50	7,029,049	$16,893

	Grants Made to Employees of
	Acquired Companies			Non-employee Director Grants			Grants to Consultants
			Total			Total			Total
		Shares	Compensation		Shares	Compensation		Shares	Compensation
	Grants Issued	Granted in	Expense By	Grants Issued in	Granted in	Expense By	Grants Issued	Granted in	Expense By
	in Period	Period	Period	Period	Period	Period	in Period	Period	Period
Pre-IPO through 1996	9	15,600	$—	6	262,500	$—	3	105,000	$742
1997	131	276,000	97	4	75,000	38	—	—	1,130
1998	116	1,547,899	152	7	106,250	80	7	547,744	1,743
1999	177	1,491,785	320	6	133,750	14	1	10,000	6,559
2000	295	848,230	1,117	5	131,000	14	3	40,000	4,069
2001	—	—	1,203	5	155,000	14	—	—	(135)
2002	—	—	77	6	95,000	14	11	55,000	(10)
2003	—	—	22	7	100,000	2	6	30,000	231
2004	—	—	30	6	80,000	—	—	—	34

Cumulative effect at December 31, 2004	728	4,179,514	3,018	52	1,138,500	176	31	787,744	14,363
2005	—	—	—	4	60,000	—	1	5,000	20
2006	45	197,000	132	4	60,000	402	—	—	85
First quarter 2007	—	—	86	—	—	—	—	—	2
Second quarter 2007	—	—	231	4	60,000	678	—	—	(13)

Totals	773	4,376,514	$3,467	64	1,318,500	$1,256	32	792,744	$14,457

	Total Equity Grants
			Total Pre-Tax
			Equity-Based	Expense
			Compensation	Previously
	Grants Issued in	Shares Granted	Expense By	Recorded By
	Period	in Period	Period	Period	Net Adjustment
Pre-IPO through 1996	560	5,430,644	$763	$—	$763
1997	185	1,348,000	1,776	—	1,776
1998	220	3,828,893	2,396	—	2,396
1999	580	6,832,441	12,779	—	12,779
2000	981	5,000,595	26,684	—	26,684
2001	602	3,218,610	6,917	1,269	5,648
2002	659	2,992,400	6,105	—	6,105
2003	303	2,076,600	2,214	—	2,214
2004	350	3,129,000	695	458	237

Cumulative effect at December 31, 2004	4,440	33,857,183	60,329	1,727	58,602
2005	88	2,287,500	674	(291)	965
2006	243	1,619,450	7,532	6,921	611
First quarter 2007	95	1,845,000	2,682	2,891	(209)
Second quarter 2007	14	307,500	2,919	3,191	(272)

Totals	4,880	39,916,633	$74,136	$14,439	$59,697

Annual Pool Grants — Annually during the years 1999 through 2006, with the exception of 2005, we made grants to employees (including Section 16 Officers) as part of an annual performance review process. During this period, 2,330 grants totaling approximately 6.5 million options were granted. The number of options authorized for any year was approved by the Compensation Committee generally in the first quarter of that year. The exercise prices of these grants were established utilizing various methods including the date of the Compensation Committee meeting during which the award pool was established. In some cases, however, the Compensation Committee specifically delegated to management the ability to set the grant date based upon an approved date range. In the majority of the grants, the evidence suggests that the allocation of the grants were not final until sometime in the third quarter of each respective year. All annual pool grants have been assigned revised measurement dates.
New Hire, Promotional and Merit Grants to Employees — We made 1,631 grants totaling approximately 19.9 million shares to non-Section 16 employees who were hired, promoted or whose performance warranted the award from 1996 through June 2007. We have determined that certain grants to employees were made prior to the completion of all of the required granting actions. Accordingly, we revised the measurement dates of 521 grants totaling approximately 6.4 million stock options.
New Hire, Promotional and Merit Grants to Section 16 Officers — We made 50 grants totaling approximately 7.0 million shares to Section 16 Officers who were hired, promoted or whose performance warranted the award from 1996 through June 2007. We have determined that certain grants to Section 16 Officers were granted prior to the completion of all of the required granting actions including as appropriate approval by the Compensation Committee or the Board. Furthermore, the delays in the completion of all required granting actions were often the result of the use of UWCs where the final approval was not received until after the stated grant date (the effective date of the UWC). Accordingly, we revised the measurement dates of 22 grants representing approximately 2.7 million options awarded to newly hired or promoted Section 16 Officers. Neither our Chairman and Chief Executive Officer nor our Vice Chairman has ever exercised any options granted to them.
Grants Made to Employees of Acquired Companies — From 1996 through June 2007, we made 773 grants totaling approximately 4.4 million options to employees of companies we acquired. Grants made in conjunction with acquisitions were typically authorized at the time of the Board’s approval of the acquisition. The exercise price of such option grants was typically set at the closing stock price of our common stock on the closing date of the acquisition or in some cases approximately 90 days after the acquisition. We have concluded that in some cases, all of the required granting actions necessary for valid approval of these grants had not been completed as of the grant dates. As a result, we revised the measurement dates of 156 grants representing approximately 1.1 million options.
Non-Employee Director Grants — From 1996 through 2006, we made 64 grants to non-employee directors totaling approximately 1.3 million options. We revised the measurement dates for certain of these grants because they were awarded on dates other than the automatic dates prescribed in the applicable stock option plan.
Grants to Consultants — We made 32 grants totaling approximately 0.8 million options to consultants, three of which were made to directors of the Board for services unrelated to their Board service. One grant to a consultant was modified after the initial grant date. To correctly account for these grants in accordance with SFAS 123 and EITF 96-18 Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, we recorded $14.5 million of compensation expense.
Modifications to Employee Grants — Our review also identified a number of instances where modifications to stock options were made on terms beyond the limitations specified in the original terms of the grants, resulting in additional compensation expense. Modifications were made to stock options issued in annual pool grants, new hire and promotional grants to Section 16 Officers and employees and grants made to employees of acquired companies. The modifications included the following, among others:
•	Severance agreements offered to certain terminated employees that allowed for continued vesting and the right to exercise stock options beyond the standard time period permitted under the terms of the stock option agreement;

•	Employment agreements that provided for the accelerated vesting of stock options;

•	Continued vesting and the ability to exercise stock options for certain employees not terminated from our database in a timely manner following their departure from TeleTech due to administrative errors; and

•	Options granted to certain employees that were not entered into our equity tracking system until after their dates of termination, primarily due to administrative delays in processing stock option requests and the lack of communication of employee termination dates to our third party plan administrator.
Impact of the Mistakes on our Financial Statements
We have determined that after accounting for forfeitures, the adjustments described above resulted in an understatement of equity-based compensation expense, which was allocated among the applicable accounting periods based on the respective vesting terms of the corrected option grants. Most of the adjusted measurement dates involved grants made prior to 2001.
The following table reflects the impact of the equity-based compensation restatement adjustments on our consolidated statements of income for the periods presented below (in thousands):

	Pre-Tax Equity-
	Based		Net Charge
	Compensation	Income	to Net
Year Ended December 31,	Expense	Taxes	Income
1996	$763	$(283)	$480
1997	1,776	(659)	1,117
1998	2,396	(888)	1,508
1999	12,779	(4,739)	8,040
2000	26,684	(9,895)	16,789
2001	5,648	(2,094)	3,554
2002	6,105	(2,264)	3,841
2003	2,214	(822)	1,392
2004	237	(235)	2

Cumulative effect at December 31, 2004	58,602	(21,879)	36,723

2005	965	(164)	801
2006	611	137	748
First quarter 2007	(209)	316	107
Second quarter 2007	(272)	213	(59)

Total	$59,697	$(21,377)	$38,320

Tax Consequences Under Internal Revenue Code
As a result of the review of our equity-based compensation practices, we have determined that a number of our prior equity-based grants were issued with exercise prices that were below the quoted market price of the underlying stock on the date of grant. Under Internal Revenue Code Section 409A, grant recipients with stock options with exercise prices below the quoted market price of the underlying stock on the date of grant and that vest after December 31, 2004 are subject to unfavorable tax consequences that did not apply at the time of grant. Based on the review of our equity-based compensation practices, we have determined that certain option grants outstanding as of December 31, 2007, awarded to our employees to purchase up to 1.3 million shares of our common stock, may be subject to the adverse tax consequences under Section 409A depending on the vesting provisions of each grant.
While the final regulations under Section 409A were not effective until January 1, 2008, transition rules published by the IRS in various notices and announcements make the principles of Section 409A applicable, to varying degrees, during the tax years 2006 and 2007.

In general, any exercise during 2006 and 2007 of a stock option vesting after December 31, 2004, granted with an exercise price less than the fair market value of the common stock on the measurement date is subject to the provisions of Section 409A. Additionally, in the one case of a stock option granted to an employee who was also a Section 16 officer at the time of grant, with an exercise price less than the fair market value on the measurement date, Section 409A treats all vested and unexercised stock options as exercised at December 31, 2007. The Section 16 officer realized gross income, subject to both regular income and employment taxes along with the taxes imposed under Section 409A, based on the difference between the fair market value of TeleTech stock on December 31, 2007 and the exercise price of the stock option.
In order to compensate our employees who exercised stock options from these grants during 2006 and 2007 and as a result incurred (or are otherwise subject to) taxes and penalties under Section 409A, we have made, or will make, cash payments estimated at $2.9 million to or on behalf of these individuals for the incremental taxes imposed under Section 409A and an associated tax gross-up (as a result of the tax payment itself being taxable to the employee). This amount was recorded as selling, general, and administrative expense in our Consolidated Financial Statements in the fourth quarter of 2007 when we elected to reimburse our employees for these incremental taxes.
With the final Regulations effective January 1, 2008, employees holding unexercised stock options potentially subject to Section 409A will be treated the same as Section 16 Officers and lose the deferral of income typically associated with a stock option. Unexercised stock options potentially subject to Section 409A will violate the provisions on January 1, 2008 (if they are already vested) or upon their future vesting. An employee would then realize gross income, subject to income taxes and employment taxes as well as the taxes imposed under Section 409A, based on the difference between the fair market value of our common stock at December 31, 2008 (for unexercised options) or the actual gain realized (for options exercised in 2008). In 2008, we intend to provide all eligible employees with the opportunity to remedy their outstanding stock options that are subject to potential penalties under 409A. The resulting financial impact will be reflected in the period in which the remedial action is finalized.
We have also considered the impact of Section 162(m) on 2007 and prior periods. Section 162(m) of the Internal Revenue Code imposes a $1 million annual limit on the compensation deduction permitted by a public company employer for compensation paid to its chief executive officer and its other officers whose compensation is required to be reported to stockholders under the Securities Exchange Act of 1934 because they are among the four most highly compensated officers for the taxable year. (Generally, this will include the Chief Executive Officer (“CEO”) and the three highest-paid officers other than the CEO, but will exclude the Chief Financial Officer). One significant exception is that compensation in excess of $1 million annually is deductible provided the compensation meets the “performance based” exception requirements. Typically, stock options awarded at fair market value under a shareholder approved plan meet the performance based exception in Regulation Section 1.162-27. Normally, stock options granted by us under our equity-based compensation plans meet the performance based compensation exception. However, any income realized under a misdated stock option (an option issued at less than fair market value on the relevant measurement date) is deemed (in whole) to be non-performance based compensation. We have accounted for nondeductible employee compensation as limited by Section 162(m) in 2007 and all prior periods in the restatement.
Where compensation expense has been recorded with respect to a misdated stock option in 2007 or prior periods and the employee’s compensation expense will likely be subject to Section 162(m) when deducted for tax purposes in 2008 or future accounting periods, we have recorded a valuation allowance against the deferred tax asset where we believe realization of the deferred tax asset does not meet the “more likely than not” standard of SFAS No. 109 Accounting for Income Taxes (“SFAS 109”). This valuation allowance was established in the first quarter of 2007 and is adjusted quarterly to reflect changes in the expected future deductibility of these expenses. Also, to the extent employees subject to Section 162(m), in 2007 and prior periods exercised misdated stock options, the amounts realized have been accounted for as non-performance based compensation expense subject to the $1 million limitation.

Judgments
As discussed above, some of the revised measurement dates could not be determined with certainty. As a result, we established revised measurement dates based on judgments that we made considering all of the available relevant information. Judgments different from ours regarding the timing of the revised measurement dates would have resulted in compensation expense charges different than those recorded by us in the restatement. Because of their potential variability, we prepared a sensitivity analysis to determine a hypothetical minimum and maximum compensation expense charge that could occur if different judgments were utilized to determine the revised measurement dates. In reviewing all available data including information, findings and conclusions from the Audit Committee’s Review and our own review, we considered other possible alternative measurement dates within a reasonable minimum and maximum range that might have been used in the preparation of a sensitivity analysis. In this process, we found nothing that we believed would have supported conclusions that any other form or content for a sensitivity analysis would be more appropriate or helpful than the sensitivity analysis that we have prepared.
We applied our sensitivity methodology on a grant-by-grant basis using the largest reasonably possible variations in equity-based compensation expense within a range of possible approval dates for each grant event. We developed this range by starting with the first available dating evidence through the earlier of final management approval or the record creation date of the grant in our equity accounting system. In some cases, the earliest possible date was the stated date of grant, while for others it was based on the documentary evidence, including, among other things, the employment offer letters, acquisition documents, Board or Board committee meeting dates, UWC dates, facsimile and e-mail dates, electronic and printed dating evidence on grant recommendation listings, and creation dates in our equity accounting system. Based upon all available evidence, we were unable to identify dates that would provide a more reasonable range of dates for this sensitivity analysis. While we believe the evidence and methodology used to determine the revised measurement dates to be the most appropriate, we also believe that illustrating differences in equity-based compensation expense using these alternative date ranges provides some insight into the extent to which hypothetical equity-based compensation expense would have fluctuated had we used other dates.
After developing the range for each grant event, we selected the highest closing price of our stock within the range and calculated the difference in equity-based compensation expense to determine the maximum possible compensation expense. We then selected the lowest closing price within the range and calculated equity-based compensation expense to determine the minimum possible compensation expense. We compared these aggregated amounts to the equity-based compensation expense that we recorded. If we had used the highest closing price of our stock within the range for each grant, our total restated equity-based compensation expense relating to the revision in measurement dates would have increased to approximately $87.1 million. Conversely, had we used the lowest closing price of our stock within the range for each grant, our total restated compensation expense would have decreased to approximately $62.7 million.
Our hypothetical ranges of equity-based compensation expense were affected by the high level of volatility in our stock price and the date ranges used in our sensitivity analysis, generally the time period between the original grant dates of certain stock options and the revised measurement dates. For example, in 1999 (the year in our restatement period with the largest sensitivity range based on option grant date), our stock price closed at a low of $5.56 per share and a high of $34.06 per share during the range of potential alternative measurement dates. Since we do not have evidence that the grant dates and exercise prices were selected on the date when our stock price was at its highest or lowest during each period, we concluded that selecting a revised measurement date on the “highest” or “lowest” closing price when measuring compensation expense would not have been consistent with the requirements of APB 25, which looks to the “first date” on which the terms of the grants were fixed with finality.

The following table sets forth the effect on earnings before income taxes (net of estimated forfeitures) that would have resulted from using different alternate measurement dates as compared to the measurement dates selected in our evaluation and used for accounting purposes. The table below illustrates the actual amortization of the pre-tax equity-based compensation recognized in our Consolidated Financial Statements and the hypothetical equity-based compensation expense in the period that the options are earned.

	Pre-Tax Sensitivity Analysis (amounts in thousands)
				Hypothetical Equity-	Hypothetical Equity-
	Equity-Based	Equity-Based	Total Equity-	Based	Based
	Compensation	Compensation	Based	Compensation	Compensation
	Expense Previously	Expense	Compensation	Expense at Lowest	Expense at Highest
	Recorded	Adjustments	Expense	Closing Price	Closing Price

Pre-IPO through 1996	$—	$763	$763	$763	$772
1997	—	1,776	1,776	1,755	2,046
1998	—	2,396	2,396	2,346	3,117
1999	—	12,779	12,779	10,912	13,524
2000	—	26,684	26,684	22,940	32,661
2001	1,269	5,648	6,917	4,776	8,945
2002	—	6,105	6,105	3,075	7,834
2003	—	2,214	2,214	1,972	2,998
2004	458	237	695	641	1,152

Cumulative effect at December 31, 2004	1,727	58,602	60,329	49,180	73,049
2005	(291)	965	674	584	789
2006	6,921	611	7,532	7,413	7,665
First quarter 2007	2,891	(209)	2,682	2,665	2,689
Second quarter 2007	3,191	(272)	2,919	2,901	2,925

Totals	$14,439	$59,697	$74,136	$62,743	$87,117

Lease Accounting
As part of our internal audit process, we identified the incorrect recording of certain leases under SFAS No. 13 Accounting for Leases.  In addition, we incorrectly applied SFAS No. 143 Accounting for Asset Retirement Obligations (“SFAS 143”) to certain leases when it became effective in. 2003.  Specifically, we did not correctly identify capital versus operating leases for certain of our delivery centers and improperly accounted for certain relevant contractual provisions, including lease inducements, construction allowances, rent holidays, embedded derivatives, escalation clauses, lease commencement dates and asset retirement obligations. The lease classification changes and recognition of other lease provisions resulted in an adjustment to deferred rent, the recognition of appropriate asset retirement obligations, and the amortization of the related leasehold improvement assets. We recorded a pre-tax, non-cash cumulative charge of $5.9 million in our Consolidated Financial Statements through June 30, 2007 to reflect these additional lease related expenses.
Other Accounting Adjustments
We made other corrections to accounts receivable and related revenue, accruals and related expense, as well as adjustments to reclassify restricted cash in a foreign entity to other assets. The adjustments resulted in a net reduction of other expenses of $0.3 million in our Consolidated Financial Statements through June 30, 2007.
Income Tax Adjustments and Income Tax Payables
The reduction of $20.2 million to the Provision for Income Taxes reflects a $23.6 million tax benefit from the pre-tax accounting changes and a $1.1 million tax benefit from permanent tax and foreign rate differences. These benefits are offset in part by a $3.0 million increase in the provision for income taxes due to changes in our deferred tax valuation allowances and a $1.5 million tax increase for other adjustments restating the amount or period in which income taxes were originally recorded.

There is no material change to our income taxes payable to the U.S. or any foreign tax jurisdiction nor will we be entitled to a tax refund due to the accounting adjustments recorded for equity-based compensation expense during this restatement. In accounting for equity-based compensation, we only record a tax deduction when a stock option is exercised. The tax returns filed during these periods correctly reported a “windfall” tax deduction on stock options exercised as measured by the gain realized on exercise of the stock option (exercise price less the strike price of the option) in excess of the book expense recorded with respect to the particular stock option exercised. An increase to the book expense recorded for a particular stock option will have a corresponding decrease to the “windfall” tax deduction realized on exercise of the stock option but result in no overall increase or decrease to the total tax deductions taken with respect to the stock options exercised.
The likelihood that deferred tax assets recorded during the restatement will result in a future tax deduction was evaluated under the “more-likely-than-not” criteria of SFAS 109. In making this judgment we evaluated all available evidence, both positive and negative, in order to determine if, or to what extent, a valuation allowance is required. Changes to our recorded deferred tax assets are reflected in the period in which a change in judgment occurred.
Cost of Restatement
We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee’s Review, our internal review, and preparation of our Consolidated Financial Statements and restated Consolidated Financial Statements and related matters. These third-party expenses, which are included in selling, general and administrative expenses, were $0.1 million for the nine months ended September 30, 2007 and $8.6 million for the year ended December 31, 2007, and are expected to be approximately $10 million in 2008. In addition, in the quarter ended December 31, 2007 we recorded additional compensation expense of $2.9 million for incremental federal, state and employment taxes, assessed upon employees under Section 409A, including penalties, interest and tax “gross-ups”. We have committed to make the employees whole for any adverse tax consequences arising as a result of the vesting or exercise of mispriced options in 2006 and 2007.
Cost of Securities Class Action Lawsuits
Two class action lawsuits, which have now been consolidated, have been filed against us, certain directors and officers and others, alleging violations of the federal securities laws.  The complaints allege, among other things, false and misleading statements in (i) a Registration Statement and prospectus relating to a March 2007 secondary offering of common stock; and (ii) various periodic reports filed with the SEC between February 8, 2007 and November 8, 2007.  Although we expect the majority of expenses related to the class action lawsuits to be covered by insurance, there can be no assurance that all of such expenses will be reimbursed.
Regulatory Inquiries Related to Historical Equity-Based Compensation Practices
The Audit Committee’s independent counsel has met and discussed the results of the Review with the staff of the SEC. Furthermore, the IRS is conducting an inquiry of the tax implications of our historical equity-based compensation practices. The SEC and IRS are reviewing the Audit Committee’s findings and may pursue inquiries of their own, which could lead to further investigations and regulatory action. At this time, we cannot predict what, if any, actions by the SEC, the IRS or any other regulatory authority or agency may result from the Audit Committee’s Review. We can provide no assurances that there will be no additional inquiries or proceedings by the SEC, the IRS or other regulatory authorities or agencies.

NASDAQ Delisting Proceedings
We did not timely file with the SEC our Form 10-Q for the quarters ended September 30, 2007 and March 31, 2008 in addition to our Annual Report on Form 10-K for the year ended December 31, 2007 as a result of the Audit Committee’s and our own review of our historical equity-based compensation practices and the resulting restatements of previously issued financial statements. As a result, we received three NASDAQ Staff Determination notices, dated November 14, 2007, March 5, 2008 and May 15, 2008, stating that we are not in compliance with NASDAQ Marketplace Rule 4310(c)(14) and, therefore, we are subject to potential delisting from the NASDAQ Global Select Market. We appealed the NASDAQ Staff’s delisting notice dated November 14, 2007 and, ultimately, the NASDAQ Listing and Hearing Review Council requested that we provide an update on our efforts to file the delayed periodic reports by May 30, 2008. We provided that update on May 30, 2008. Upon the filing of this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, we believe we have returned to full compliance with SEC and NASDAQ filing requirements.
Amendment of Credit Facility
Since November 2007, we have entered into three amendments to our Amended and Restated Credit Agreement, dated as of September 28, 2006 (the “Credit Facility”), with our lenders. These amendments extended the time for us to deliver our financial statements for the quarter ended September 30, 2007, for the year ended December 31, 2007 and for the quarter ended March 31, 2008, until August 15, 2008. In the amendments, our lenders also consented to (i) the filing of our delayed periodic reports with the SEC by August 15, 2008; (ii) the restatement of our previously filed financial statements; and (iii) the NASDAQ Staff Determination notices with respect to the possible delisting of our common stock from the NASDAQ Global Select Market due to the delayed periodic reports. As a result of these amendments and the Filing of the delayed periodic reports, there is presently no basis for our lenders to declare an event of default under our Credit Facility and we may continue to borrow funds thereunder.
For more information regarding the restatement of our financial statements, see the Explanatory Note to this Form 10-K and Note 2 to the Condensed Consolidated Financial Statements.
Business Overview
We serve our clients through the primary business of BPO services. On September 28, 2007 Newgen completed the sale of substantially all of the assets and certain liabilities associated with our Database Marketing and Consulting business as discussed below.

Our BPO business provides outsourced business process, customer management and marketing services for a variety of industries through global delivery centers and represents approximately 98% of total revenue. When we begin operations in a new country, we determine whether the country is intended to primarily serve U.S. based clients, in which case we include the country in our North American BPO segment, or if the country is intended to serve both domestic clients from that country and U.S. based clients, in which case we include the country in our International BPO segment. Operations for each segment of our BPO business are conducted in the following countries:

North American BPO	International BPO
United States	Argentina
Canada	Australia
India	Brazil
Philippines	China
Costa Rica
England
Germany
Malaysia
Mexico
New Zealand
Northern Ireland
Scotland
Singapore
Spain
On June 30, 2006, we acquired 100 percent of the outstanding common shares of Direct Alliance Corporation (“DAC”). DAC is a provider of outsourced direct marketing services to third parties in the U.S. and its acquisition is consistent with our strategy to grow and focus on providing outsourced marketing, sales and BPO solutions to large multinational clients. DAC is included in our North American BPO segment.
On September 27, 2007, Newgen Results Corporation and related companies (hereinafter collectively referred to as “Newgen”) and TeleTech entered into an asset purchase agreement to sell substantially all of the assets and certain liabilities associated with the Database Marketing and Consulting business, which provided outsourced database management, direct marketing and related customer acquisition and retention services for automotive dealerships and manufacturers in North America. The transaction closed on September 28, 2007. Newgen received $3.2 million in cash as a result of this sale. See Note 4 to the Condensed Consolidated Financial Statements for further discussion of this disposition.
See Note 5 to the Condensed Consolidated Financial Statements for additional discussion regarding our preparation of segment information.
BPO Services
The BPO business generates revenue based primarily on the amount of time our associates devote to a client’s program. We primarily focus on large global corporations in the following industries: automotive, communications, financial services, government, healthcare, logistics, media and entertainment, retail, technology and travel and leisure. Revenue is recognized as services are provided. The majority of our revenue is from multi–year contracts, which we expect will continue in the future. However, we do provide certain client programs on a short–term basis.
We have historically experienced annual attrition of existing client programs of approximately 7% to 15% of our revenue. Attrition of existing client programs during the first nine months of 2007 was 6.6%. We believe that this is attributable to our investment in an account management and operations team focused on client service.
Our invoice terms with clients typically range from 30 to 60 days, with longer terms in Spain.

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
We have improved our revenue and profitability in both the North American and the International BPO segments by:
•	Capitalizing on the favorable trends in the global outsourcing environment, which we believe will include more companies that want to:
-	Adopt or increase BPO services;

-	Consolidate outsourcing providers with those that have a solid financial position, capital resources to sustain a long-term relationship and globally diverse delivery capabilities across a broad range of solutions;

-	Modify their approach to outsourcing based on total value delivered versus the lowest priced provider; and

-	Better integrate front and back office processes.
•	Deepening and broadening relationships with existing clients;

•	Winning business with new clients and focusing on targeted high growth industry verticals;

•	Continuing to diversify revenue into higher-margin offerings such as professional services, talent acquisition, learning services and our hosted TeleTech OnDemand™ capabilities;

•	Increasing capacity utilization during peak and non-peak hours;

•	Scaling our work-from-home initiative to increase operational flexibility; and

•	Completing select acquisitions that extend our core BPO capabilities or vertical expertise.
Our ability to renew or enter into new multi-year contracts, particularly large complex opportunities, is dependent upon the macroeconomic environment in general and the specific industry environments in which our clients operate. A weakening of the U.S. or the global economy could lengthen sales cycles or cause delays in closing new business opportunities.
Our potential clients typically obtain bids from multiple vendors and evaluate many factors in selecting a service provider, including, among other factors, the scope of services offered, the service record of the vendor and price. We generally price our bids with a long–term view of profitability and, accordingly, we consider all of our fixed and variable costs in developing our bids. We believe that our competitors, at times, may bid business based upon a short–term view, as opposed to our longer–term view, resulting in a lower price bid. While we believe that our clients’ perceptions of the value we provide results in our being successful in certain competitive bid situations, there are often situations where a potential client may prefer a lower cost.
Our industry is labor–intensive and the majority of our operating costs relate to wages, employee benefits and employment taxes. An improvement in the local or global economies where our delivery centers are located could lead to increased labor–related costs. In addition, our industry experiences high personnel turnover, and the length of training time required to implement new programs continues to increase due to increased complexities of our clients’ businesses. This may create challenges if we obtain several significant new clients or implement several new, large scale programs and need to recruit, hire and train qualified personnel at an accelerated rate.

As discussed above, our profitability is influenced, in part, by the number of new or expanded client programs. We defer revenue for the initial training that occurs upon commencement of a new client contract (“start–up training”) if that training is billed separately to the client. Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are also deferred up to the amount of deferred start-up training. In these circumstances, both the training revenue and costs are amortized straight–line over the life of the contract. In situations where start–up training is not billed separately, but rather included in the production rates paid by the client over the life of the contract as services are performed, the revenue is recognized over the life of the contract and the associated training expenses are expensed as incurred. For the three and nine months ended September 30, 2007, we incurred $0.2 million, and $0.4 million, respectively, of training expenses for client programs for which we did not separately bill start–up training.
For programs that we have billed the client separately for training, the net impact of deferred Start-up Training (new deferrals less recognition of previous amounts deferred) on our reported revenue for the three months ended September 30, 2007 and 2006, the net impact of deferred Start-up Training (new deferrals less recognition of previous amounts deferred) on our reported revenue was a decrease of $1.3 million and $2.0 million, respectively. Correspondingly, the net impact on our reported cost of services from these deferrals was an increase of $0.1 million for the three months ended September 30, 2007 and a decrease of $0.4 million for the three months ended September 30, 2006. The net impact of these deferrals on our reported income from operations for the three months ended September 30, 2007 and 2006 was a decrease of $1.4 million and $1.6 million, respectively.
For the nine months ended December 31, 2007 and 2006, the net impact of deferred Start-up Training (new deferrals less recognition of previous amounts deferred) on our reported revenue was an increase of $1.3 million and a decrease of $5.4 million respectively. Correspondingly, the net impact on our reported cost of services from these deferrals was an increase of $0.5 million for the nine months ended September 30, 2007 and a decrease of $1.9 million for the nine months ended September 30, 2006. The net impact of these deferrals on our reported income from operations for the nine months ended September 30, 2007 and 2006 was an increase of $0.5 million and a decrease of $3.5 million, respectively. The impact from these deferrals decreased significantly for the nine months ended September 30, 2007 as the new amounts deferred during the period were consistent with the revenue recognized from prior deferrals. In contrast, during the nine months ended September 30, 2006, new deferrals for Start-up Training were more than twice the prior period deferrals due to growth in new client programs during the period and the clients’ agreement to pay for this training.
As of September 30, 2007, we had deferred Start-up Training revenue, net of costs, of $7.0 million that will be recognized into our income from operations over the remaining life of the corresponding contracts (approximately 19 months).
We may have difficulties managing the timeliness of launching new or expanded client programs and the associated internal allocation of personnel and resources. This could cause slower than anticipated revenue growth and /or higher than expected costs primarily related to hiring, training and retaining the required workforce, either of which could adversely affect our operating results.

We internally target capacity utilization in our delivery centers at 85% to 90% of our available workstations. As of September 30, 2007, the overall capacity utilization in our multi–client centers was 69%. The table below presents workstation data for our multi–client centers as of September 30, 2007 and December 31, 2006. Dedicated and managed centers (10,072 workstations as of September 30, 2007) are excluded from the workstation data as unused workstations in these facilities are not available for sale to other clients. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	September 30, 2007			December 31, 2006
	Total			Total
	Production		% In	Production		% In
	Workstations	In Use	Use	Workstations	In Use	Use
North American BPO	15,789	10,919	69%	13,137	10,362	79%
International BPO	11,838	8,029	68%	10,121	8,129	80%

Total	27,627	18,948	69%	23,258	18,491	80%

During 2007, the Company added a net of 4,369 multi-client workstations, based on strong demand forecasts from new and existing clients. This capacity has been added mainly in the Philippines and Latin America.
Database Marketing and Consulting
On September 27, 2007, Newgen and TeleTech entered into an agreement to sell substantially all of the assets and certain liabilities associated with its Database Marketing and Consulting business. As a result of the transaction which was completed on September 28, 2007, Newgen received $3.2 million in cash and recorded a loss on disposal of $6.1 million.
The revenue from this business was generated utilizing a database and contact system to promote the sales and service business of automobile dealership customers using targeted marketing solutions through the phone, mail, email and the Web. This business generated a loss from operations including additional impairment and restructuring charges of approximately $6.8 million and $28.1 million, respectively, after corporate allocations for the three and nine months ended September 30, 2007.
As a result of the business’ continuing losses, during June 2007, we determined that it was “more-likely-than-not” that we would dispose of our Database Marketing and Consulting business. This triggered impairment testing on an interim basis for this segment under the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Other Intangible Assets (“SFAS 142”) as discussed in Note 7 to the Condensed Consolidated Financial Statements. As a result, the Database, Marketing and Consulting business recorded an impairment loss of $13.4 million during the second quarter of 2007 to reduce the carrying value of goodwill to zero.
Overall
As shown in the “Results of Operations” discussed below, we have improved income from operations for our North American and International BPO segments. The increases are attributable to a variety of factors such as expansion of work on certain client programs, transitioning work on certain client programs to lower cost delivery centers, improving individual client program profitability, eliminating underperforming programs and an ongoing focus on cost improvement initiatives.
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

Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of its Financial Condition and Results of Operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented. Below is a discussion of the accounting policies that we believe may involve a high degree of judgment and complexity.
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
Our BPO segments recognize revenue under three models:
Production Rate – Revenue is recognized based on the billable time or transactions of each associate, as defined in the client contract. The rate per billable time or transaction is based on a predetermined contractual rate. This contractual rate can fluctuate based on our performance against certain pre–determined criteria related to quality, performance and volume.
Performance–Based – Under performance–based arrangements, we are paid by our clients based on the achievement of certain levels of sales or other client–determined criteria specified in the client contract. We recognize performance–based revenue by measuring our actual results against the performance criteria specified in the contracts. Amounts collected from clients prior to the performance of services are recorded as deferred revenue, which is recorded in Other Short-Term Liabilities or Other Long-Term Liabilities in the accompanying Condensed Consolidated Balance Sheets.
Hybrid – Hybrid models include production rate and performance-based elements. For these types of arrangements, the Company allocates revenue to the elements based on the relative fair value of each element. Revenue for each element is recognized based on the methods described above.
Certain client programs provide for increases or decreases to monthly billings based upon whether we meet or exceed certain performance criteria as set forth in the contract. Increases or decreases to monthly billings arising from such contract terms are reflected in revenue as earned or incurred.
Our Database Marketing and Consulting business recognized revenue when services were rendered. Most agreements required the billing of predetermined monthly rates. Where the contractual billing periods did not coincide with the periods over which services were provided, we recognized revenue straight–line over the life of the contract (typically six to twenty-four months).
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
In the future, our effective tax rate could be adversely affected by several factors, many of which are outside our control. Our effective tax rate is affected by the proportion of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. Further, we are subject to changing tax laws, regulations and interpretations in multiple jurisdictions, in which we operate, as well as the requirements, pronouncements and rulings of certain tax, regulatory and accounting organizations. We estimate our annual effective tax rate each quarter based on a combination of actual and forecasted results of subsequent quarters. Consequently, significant changes in our actual quarterly or forecasted results may impact the effective tax rate for current or future periods.
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
Impairment of Long–Lived Assets
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

For delivery centers selected for further review, we estimate the probability-weighted future cash flows resulting from operating the delivery center over its useful life. Significant judgment is involved in projecting future capacity utilization, pricing, labor costs and the estimated useful life of the delivery center. We do not subject the same test to delivery centers that have been operated for less than two years or those delivery centers that have been impaired within the past two years because we believe sufficient time is necessary to establish a market presence and build a client base for such new or modified delivery centers in order to adequately assess recoverability. However, such delivery centers are nonetheless evaluated in case other factors would indicate an impairment had occurred. For impaired delivery centers, we write the assets down to their estimated fair market value. If the assumptions used in performing the impairment test prove insufficient, the fair market value estimate of the delivery centers may be significantly lower, thereby causing the carrying value to exceed fair market value and indicating an impairment had occurred.
Based on the review performed for the third quarter of 2007, we determined that approximately $2.3 million of impairment had occurred in the delivery center associated with the Database Marketing and Consulting business.
We assess the realizable value of capitalized software development costs based upon current estimates of future cash flows from services utilizing the underlying software. No impairment had occurred as of September 30, 2007.
Goodwill
Goodwill is tested for impairment in accordance with SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS 142”) at least annually for reporting units one level below the segment level for the North American BPO and International BPO segments and at the segment level for the Database Marketing and Consulting business, which consists of several subsidiary companies. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The impairment, if any, is measured based on the estimated fair value of the reporting unit. Fair value can be determined based on discounted cash flows, comparable sales, or valuations of other similar businesses. Our policy is to test goodwill for impairment in the fourth quarter of each year unless an indicator of impairment arises.
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
Based on the analyses performed during the third quarter of 2007, there were no impairments to the September 30, 2007 goodwill balances of our North American and International BPO segments.
As discussed in Note 4 to the Condensed Consolidated Financial Statements, we completed the sale through Newgen of substantially all the assets and certain liabilities of the Database Marketing and Consulting business on September 28, 2007. In June 2007, management, after reviewing continuing operating losses, determined that it was “more-likely-than-not” that it would dispose of this segment, although we had not committed to a plan at that time. These two items triggered impairment testing on an interim basis for this segment under the guidance in SFAS 142.

The first step of the impairment testing showed that the carrying value of the Database Marketing and Consulting business exceeded its fair value. We determined the fair value of the segment by weighting the discounted cash flow analyses performed by a third-party valuation expert and indications of fair market value received from interested third-parties based on the probability of the different outcomes. The decrease in the fair value as compared to the calculation in the step one test performed in prior quarters was due to two factors. The first factor was that the expectations regarding future results of the segment used in the discounted cash flow analyses were below the expectations reflected in the prior quarter’s analyses. The second factor was that the indications of fair market value received from interested third-parties were less than the carrying value of the segment. Given these indications of a possible impairment, we performed the second step of the impairment testing.
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
A significant assumption used in determining the amount of the estimated liability for closing delivery centers is the estimated liability for future lease payments on vacant centers, which we determine based on a third–party broker’s assessment of our ability to successfully negotiate early termination agreements with landlords and/or our ability to sublease the facility. If our assumptions regarding early termination and the timing and amounts of sublease payments change, we may be required to record additional losses, or conversely, a future gain.
Equity–Based Compensation
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
For the three and nine months ended September 30, 2007, we recorded expense of $3.7 million and $8.5 million, respectively, for equity–based compensation. We expect that equity–based compensation expense for fiscal 2007 and 2008 from existing awards will be approximately $13.7 million and $10.5 million, respectively. This amount represents both stock option awards and restricted stock unit grants (“RSU”).

The performance-based portion of the RSUs are not included in the equity–based compensation expense described above because it is not probable at this time that the performance targets will be met. In the event that the performance targets of the RSUs become probable, the equity–based compensation expense would increase by approximately $11.1 million annually. It is noted that any future significant awards of RSUs or changes in the estimated forfeiture rates of stock options and RSUs may impact this estimate. See Note 13 to the Condensed Consolidated Financial Statements for additional information.
Contingencies
We record a liability in accordance with SFAS No. 5 Accounting for Contingencies for pending litigation and claims where losses are both probable and reasonably estimable. Each quarter, management, with the advice of legal counsel, reviews all litigation and claims on a case-by-case basis and assigns probability of loss based upon the assessments of in-house counsel and outside counsel, as appropriate.
Explanation of Key Metrics and Other Items
Cost of Services
Cost of services principally include costs incurred in connection with our BPO operations and database marketing services, including direct labor, telecommunications, printing, postage, sales and use tax and certain fixed costs associated with delivery centers. In addition, cost of services includes income related to grants we may receive from time to time from local or state governments as an incentive to locate delivery centers in their jurisdictions, which reduce the cost of services for those facilities.
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
Interest Expense
Interest expense includes interest expense and amortization of debt issuance costs associated with our grants, debts and capitalized lease obligations.
Other Income
The main components of other income are miscellaneous receipts not directly related to our operating activities, such as foreign exchange transaction gains and income from the sale of a software and intellectual property license agreement.
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
The following table reconciles free cash flow to net cash provided by operating activities for our consolidated results (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		As restated		As restated
Free cash flow	$33,864	$14,276	$56,497	$20,889
Purchases of property, plant and equipment	14,768	22,753	43,788	51,219

Net cash provided by operating activities	$48,632	$37,029	$100,285	$72,108

We discuss factors affecting free cash flow between periods in the “Liquidity and Capital Resources” section below.

Results of Operations
Three Months Ended September 30, 2007 As Compared to Three Months Ended 2006
Operating Review
The following table is presented to facilitate an understanding of our Management’s Discussion and Analysis of Financial Condition and Results of Operations and presents our results of operations by segment for the three months ended September 30, 2007 and 2006 (amounts in thousands):

	Three-Months Ended September 30,
		% of
		Segment		% of Segment
	2007	Revenue	2006	Revenue	$ Change	% Change
			As restated	As restated
Revenue
North American BPO	$229,231	68.3%	$206,651	68.0%	$22,580	10.9%
International BPO	101,198	30.1%	90,336	29.7%	10,862	12.0%
Database Marketing and Consulting	5,298	1.6%	6,852	2.3%	(1,554)	-22.7%

	$335,727	100.0%	$303,839	100.0%	$31,888	10.5%

Cost of services
North American BPO	$166,106	72.5%	$146,019	70.7%	$20,087	13.8%
International BPO	76,920	76.0%	67,982	75.3%	8,938	13.1%
Database Marketing and Consulting	3,532	66.7%	4,420	64.5%	(888)	-20.1%

	$246,558	73.4%	$218,421	71.9%	$28,137	12.9%

Selling, general and administrative
North American BPO	$28,409	12.4%	$28,227	13.7%	$182	0.6%
International BPO	14,350	14.2%	15,875	17.6%	(1,525)	-9.6%
Database Marketing and Consulting	4,209	79.4%	5,485	80.0%	(1,276)	-23.3%

	$46,968	14.0%	$49,587	16.3%	$(2,619)	-5.3%

Depreciation and amortization
North American BPO	$8,017	3.5%	$7,496	3.6%	$521	7.0%
International BPO	5,053	5.0%	4,102	4.5%	951	23.2%
Database Marketing and Consulting	1,180	22.3%	1,757	25.6%	(577)	-32.8%

	$14,250	4.2%	$13,355	4.4%	$895	6.7%

Restructuring charges, net
North American BPO	$1,269	0.6%	$—	0.0%	$1,269	100.0%
International BPO	400	0.4%	408	0.5%	(8)	-2.0%
Database Marketing and Consulting	919	17.3%	107	1.6%	812	758.9%

	$2,588	0.8%	$515	0.2%	$2,073	402.5%

Impairment losses
North American BPO	$—	0.0%	$—	0.0%	$—	0.0%
International BPO	—	0.0%	—	0.0%	—	0.0%
Database Marketing and Consulting	2,274	42.9%	—	0.0%	2,274	100.0%

	$2,274	0.7%	$—	0.0%	$2,274	100.0%

Income (loss) from operations
North American BPO	$25,430	11.1%	$24,909	12.1%	$521	2.1%
International BPO	4,475	4.4%	1,969	2.2%	2,506	127.3%
Database Marketing and Consulting	(6,816)	-128.7%	(4,917)	-71.8%	(1,899)	-38.6%

	$23,089	6.9%	$21,961	7.2%	$1,128	5.1%

Other income (expense), net	$(6,826)	-2.0%	$(1,168)	-0.4%	$(5,658)	-484.4%

Provision for income taxes	$(1,082)	-0.3%	$(7,173)	-2.4%	$6,091	84.9%

Revenue
Revenue for North American BPO for the three months ended September 30, 2007 as compared to the same period in 2006 was $229.2 million and $206.7 million, respectively. The increase in revenue for the North American BPO between periods was due to new client programs and the expansion of existing programs and the acquisition of DAC.
Revenue for International BPO for the three months ended September 30, 2007 as compared to the same period in 2006 was $101.2 million and $90.3 million, respectively. The increase in revenue for the International BPO between periods was due to new client programs and the expansion of existing programs.
Revenue for Database Marketing and Consulting for the three months ended September 30, 2007 as compared to the same period in 2006 was $5.3 million and $6.9 million, respectively. The decrease is due to a net decrease in the client base as previously discussed.
Cost of Services
Cost of services for North American BPO for the three months ended September 30, 2007 as compared to the same period in 2006 were $166.1 million and $146.0 million, respectively. Cost of services as a percentage of revenue in the North American BPO increased compared to the prior year due to an increase in employee related costs primarily in the United States and Canada offset by an increase in the business being performed in offshore locations. In absolute dollars, the increase in cost of services corresponds to revenue growth from new and expanded client programs.
Cost of services for International BPO for the three months ended September 30, 2007 as compared to the same period in 2006 were $76.9 million and $68.0 million, respectively. Cost of services as a percentage of revenue in the International BPO increased slightly compared to the prior year. In absolute dollars, the increase in cost of services corresponds to revenue growth from new and expanded client programs.
Cost of services for Database Marketing and Consulting for the three months ended September 30, 2007 as compared to the same period in 2006 were $3.5 million and $4.4 million, respectively. The decrease from the prior year was primarily due to the decrease in services provided, cost reductions and lower allocations of corporate-level operating expenses.
Selling, General and Administrative
Selling, general and administrative expenses for North American BPO for the three months ended September 30, 2007 as compared to the same period in 2006 were $28.4 million and $28.2 million, respectively. As a percentage of revenue, selling, general and administrative costs were 12.4% and 13.7% for the three months ended September 30, 2007 and 2006, respectively. The decrease in selling, general and administrative costs as a percentage of revenue is primarily the result of increased leverage of fixed overhead primarily in relation to salaries and wages. This is being accomplished by utilizing technology and lower cost locations to provide overhead support for certain corporate functions.
Selling, general and administrative expenses for International BPO for the three months ended September 30, 2007 as compared to the same period in 2006 were $14.4 million and $15.9 million, respectively. The decrease in absolute dollars is the result of the international regions particularly Asia Pacific and Europe leveraging certain corporate capabilities in lower cost locations. As a percentage of revenue, selling, general and administrative costs were 14.2% and 17.6% for the three months ended September 30, 2007 and 2006, respectively. This decrease is primarily the result of improved revenue growth in Europe and Asia Pacific that allows greater leverage by these operations of fixed overhead functions.
Selling, general and administrative expenses for Database Marketing and Consulting for the three months ended September 30, 2007 as compared to the same period in 2006 were $4.2 million and $5.5 million, respectively. The decrease was primarily due to the reduced size of the business, cost reductions taken to improve profitability and lower allocations of corporate-level operating expenses.

Depreciation and Amortization
Depreciation and amortization expense on a consolidated basis for the three months ended September 30, 2007 and 2006 was $14.3 million and $13.4 million, respectively. Depreciation and amortization expense in both North American BPO and International BPO as a percentage of revenue remained relatively consistent with the prior year. The increase in absolute dollars is due to our continued capacity expansion.
Depreciation and amortization expense in Database Marketing and Consulting for the three months ended September 30, 2007 as compared to the same period in 2006 decreased due to assets reaching the end of their depreciable lives.
Restructuring Charges
During the third quarter, the Company undertook a number of restructuring activities primarily associated with reductions in our workforce to better align our workforce with current business needs. These included (i) the termination of certain employees associated with the sale of substantially all the assets and certain liabilities of the Database Marketing and Consulting business on September 28, 2007, as discussed in Note 4 to the Condensed Consolidated Financial Statements; (ii) the restructuring of our workforce in the North American BPO segment; and (iii) the restructuring the Company’s workforce in our International BPO segment.
In relation to the restructuring of the Database Marketing and Consulting business, the Company incurred total restructuring costs of $0.9 million. This included severance charges of $0.6 million of which all is expected to be paid subsequent to September 30, 2007. In addition, the Company incurred an acceleration of stock based compensation expense associated with certain change of control provisions (relating to the sale of substantially all of the assets and certain liabilities of Newgen) included in a certain stock option grant to a terminated employee.
The restructuring of the workforce in the North American BPO segment resulted in total restructuring costs of $1.9 million, of which $1.6 million had been paid as of September 30, 2007. All of these charges were for employee severance costs.
The restructuring of the workforce in the International BPO segment resulted in total restructuring costs of $0.4 million, of which $0.2 million had been paid as of September 30, 2007. All of these charges were for employee severance costs.
During the three months ended September 30, 2007, the Company reversed ($0.6) million of a previously recorded reserve associated with an existing delivery center. The liability was associated with the repayment of certain government grants received. Management reviewed the likelihood that the liability would be repaid. The Company believes that it is unlikely that this liability would be paid and therefore reversed the accrual in the three months ended September 30, 2007.
Impairment Losses
During the three months ended September 30, 2007 we recognized an impairment of $2.3 million related to a delivery center in our Database Marketing and Consulting business as a result of our assessment related to future business expected in this location.
Other Income (Expense)
For the three months ended September 30, 2007, we incurred a loss on the sale of our Database Marketing and Consulting business of $6.1 million. This was offset by the licensing of certain software valued at $2.2 million included in Other, net. Interest income remained constant as compared to the same period in 2006. Interest expense decreased by $1.1 million due to decreased borrowings under the Credit Facility. Other, Net decreased by $0.6 million primarily due to higher foreign currency transaction losses partially offset by $2.2 million of licensed software.

Income Taxes
The effective tax rate for the three months ended September 30, 2007 was 6.6%. This compares to an effective tax rate of 34.5% in the same period of 2006. The 2007 effective tax rate is positively influenced by earnings in international jurisdictions currently enjoying an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. The effective tax rate for the three months ended September 30, 2007 is lower than expected due to the third quarter restructuring charge and the loss on the sale of substantially all of the assets and certain liabilities associated with our Database Marketing and Consulting business and discussed in Note 10 to the Condensed Consolidated Financial Statements. These charges were all recorded in the U.S. tax jurisdiction and reduced income before taxes recorded in the U.S. and thereby increased the proportion of income before taxes earned in our international tax jurisdictions. In addition, we realized a $0.7 million benefit related to certain tax planning and corporate restructuring activities and the reversal of $0.9 million in deferred tax valuation allowance recorded against tax assets in prior periods. Without these items, our effective tax rate in the third quarter would have been 27.5%. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Further, income taxes are subject to changing tax laws, regulations and interpretations in multiple jurisdictions, in which we operate, as well as the requirements, pronouncements and rulings of certain tax, regulatory and accounting organizations. In future years, our effective tax rate is expected to return to approximately 30% to 33%, principally because we expect our distribution of pre-tax income between the U.S. and our international tax jurisdictions to return to more typical levels seen in recent years.

Nine months Ended September 30, 2007 As Compared to Nine Months Ended 2006
The following table is presented to facilitate an understanding of our Management’s Discussion and Analysis of Financial Condition and Results of Operations and presents our results of operations by segment for the nine months ended September 30, 2007 and 2006 (amounts in thousands):

	Nine-Months Ended September 30,
		% of
		Segment		% of Segment
	2007	Revenue	2006	Revenue	$ Change	% Change
			As restated	As restated
Revenue
North American BPO	$689,468	69.1%	$575,819	65.9%	$113,649	19.7%
International BPO	291,714	29.2%	264,277	30.2%	27,437	10.4%
Database Marketing and Consulting	16,893	1.7%	34,000	3.9%	(17,107)	-50.3%

	$998,075	100.0%	$874,096	100.0%	$123,979	14.2%

Cost of services
North American BPO	$488,260	70.8%	$420,897	73.1%	$67,363	16.0%
International BPO	221,574	76.0%	205,295	77.7%	16,279	7.9%
Database Marketing and Consulting	11,194	66.3%	18,982	55.8%	(7,788)	-41.0%

	$721,028	72.2%	$645,174	73.8%	$75,854	11.8%

Selling, general and administrative
North American BPO	$88,912	12.9%	$79,475	13.8%	$9,437	11.9%
International BPO	45,433	15.6%	46,612	17.6%	(1,179)	-2.5%
Database Marketing and Consulting	13,330	78.9%	19,992	58.8%	(6,662)	-33.3%

	$147,675	14.8%	$146,079	16.7%	$1,596	1.1%

Depreciation and amortization
North American BPO	$23,096	3.3%	$20,137	3.5%	$2,959	14.7%
International BPO	14,596	5.0%	11,748	4.4%	2,848	24.2%
Database Marketing and Consulting	3,906	23.1%	5,896	17.3%	(1,990)	-33.8%

	$41,598	4.2%	$37,781	4.3%	$3,817	10.1%

Restructuring charges, net
North American BPO	$1,269	0.2%	$126	0.0%	$1,143	907.1%
International BPO	662	0.2%	1,222	0.5%	(560)	-45.8%
Database Marketing and Consulting	919	5.4%	107	0.3%	812	758.9%

	$2,850	0.3%	$1,455	0.2%	$1,395	95.9%

Impairment losses
North American BPO	$154	0.0%	$—	0.0%	$154	100.0%
International BPO	—	0.0%	478	0.2%	(478)	-100.0%
Database Marketing and Consulting	15,635	92.6%	—	0.0%	15,635	100.0%

	$15,789	1.6%	$478	0.1%	$15,311	3203.1%

Income (loss) from operations
North American BPO	$87,777	12.7%	$55,184	9.6%	$32,593	59.1%
International BPO	9,449	3.2%	(1,078)	-0.4%	10,527	976.5%
Database Marketing and Consulting	(28,091)	-166.3%	(10,977)	-32.3%	(17,114)	-155.9%

	$69,135	6.9%	$43,129	4.9%	$26,006	60.3%

Other income (expense), net	$(10,338)	-1.0%	$(3,892)	-0.4%	$(6,446)	-165.6%

Provision for income taxes	$(16,193)	-1.6%	$(8,846)	-1.0%	$(7,347)	-83.1%

Revenue
Revenue for North American BPO for the nine months ended September 30, 2007 as compared to the same period in 2006 were $689.5 million and $575.8 million, respectively. The increase in revenue for the North American BPO between periods was due to new client programs, expansion of existing programs and the acquisition of DAC.
Revenue for International BPO for the nine months ended September 30, 2007 as compared to the same period in 2006 were $291.7 million and $264.3 million, respectively. The increase in revenue for the International BPO between periods was due to new client programs and the expansion of existing programs.
Revenue for Database Marketing and Consulting for the nine months ended September 30, 2007 as compared to the same period in 2006 were $16.9 million and $34.0 million, respectively. The decrease is due to a net decrease in the client base as previously discussed.
Cost of Services
Cost of services for North American BPO for the nine months ended September 30, 2007 as compared to the same period in 2006 were $488.3 million and $420.9 million, respectively. Cost of services as a percentage of revenue in the North American BPO decreased compared to the prior year primarily due to the expansion of offshore services with a lower cost structure. In absolute dollars, the increase in cost of services corresponds to revenue growth from new and expanded client programs and the acquisition of DAC.
Cost of services for International BPO for the nine months ended September 30, 2007 as compared to the same period in 2006 were $221.6 million and $205.3 million, respectively. Cost of services as a percentage of revenue in the International BPO decreased compared to the prior year due to the expansion of offshore services with a lower cost structure. In absolute dollars, the increase in cost of services corresponds to revenue growth from new and expanded client programs.
Cost of services for Database Marketing and Consulting for the nine months ended September 30, 2007 as compared to the same period in 2006 were $11.2 million and $19.0 million, respectively. The decrease was primarily due to the decrease in services provided, cost reductions and lower allocations of corporate-level operating expenses.
Selling, General and Administrative
Selling, general and administrative expenses for North American BPO for the nine months ended September 30, 2007 as compared to the same period in 2006 were $88.9 million and $79.5 million, respectively. These costs as a percentage of revenue declined slightly from the prior year. Of the increase in absolute dollars, the acquisition of DAC accounted for $10 million of the increase along with increased equity and incentive compensation expenses.
Selling, general and administrative expenses for International BPO for the nine months ended September 30, 2007 as compared to the same period in 2006 were $45.4 million and $46.6 million, respectively. These expenses for the International BPO remained relatively constant in absolute dollars but decreased as a percentage of revenue. The decrease as a percentage of revenue is due to the revenue expansion described above.
Selling, general and administrative expenses for Database Marketing and Consulting for the nine months ended September 30, 2007 as compared to the same period in 2006 were $13.3 million and $20.0 million, respectively. The decrease was primarily due to the reduced size of the business, cost reductions to improve profitability and lower allocations of corporate-level operating expenses.

Depreciation and Amortization
Depreciation and amortization expense on a consolidated basis for the nine months ended September 30, 2007 and 2006 was $41.6 million and $37.8 million, respectively. Depreciation and amortization expense in both North American BPO and International BPO as a percentage of revenue remained relatively consistent with the prior year. The increase in absolute dollars is due to our continued capacity expansion.
Depreciation and amortization expense in Database Marketing and Consulting for the nine months ended September 30, 2007 as compared to the same period in 2006 decreased due to assets reaching the end of their depreciable lives.
Restructuring Charges
During the third quarter, the Company undertook a number of restructuring activities primarily associated with reductions in our workforce to better align our workforce with current business needs. These included (i) the termination of certain employees associated with the sale of substantially all the assets and certain liabilities of the Database Marketing and Consulting business on September 28, 2007, as discussed in Note 4; (ii) the restructuring of our workforce in the North American BPO segment; and (iii) the restructuring of the Company’s workforce in our International BPO segment.
In relation to the restructuring of the Database Marketing and Consulting business, the Company incurred total restructuring costs of $0.9 million. This included severance charges of $0.6 million of which $0.0 million had been paid as of September 30, 2007. In addition, the Company incurred an acceleration of stock based compensation expense associated with certain change of control provisions (relating to the sale of substantially all of the assets and certain liabilities of Newgen) included in a certain stock option grant to a terminated employee.
The restructuring of the workforce in the North American BPO segment resulted in total restructuring costs of $1.9 million, of which $1.6 million had been paid as of September 30, 2007. All of these charges were for employee severance costs.
The restructuring of the workforce in the International BPO segment resulted in total restructuring costs of $0.4 million, of which $0.2 million had been paid as of September 30, 2007. All of these charges were for employee severance costs.
Finally, during the three months ended September 30, 2007, the Company reversed ($0.6) million of a previously recorded reserve associated with an existing delivery center. The liability was associated with the repayment of certain government grants received. Management reviewed the likelihood that the liability would be repaid. The Company believes that it is unlikely that this liability would be paid and therefore reversed the accrual in the three months ended September 30, 2007.
Impairment Losses
During the nine months ended September 30, 2007, the Company recorded impairment charges of $15.8 million comprised of the following: (i) $13.4 million related to the impairment of the goodwill for our Database, Marketing and Consulting business as discussed in Note 7 to the Condensed Consolidated Financial Statements; (ii) $2.3 million related to the impairment of the leasehold improvements in the Database Marketing and Consulting business; and (iii) $0.2 million related to the fair value of three delivery centers in our North American BPO segment being less than their carrying value.
Other Income (Expense)
For the nine months ended September 30, 2007, the Company incurred a loss on the sale of the Database Marketing and Consulting business of $6.1 million. This was offset by the licensing of certain software valued at $2.2 million included in Other, net. Interest income increased moderately as compared to the same period in 2006. Interest expense decreased $0.5 million due primarily to decreased borrowings under the Credit Facility. Other, Net increased $1.0 million due to foreign currency transaction losses.

Income Taxes
The effective tax rate for the nine months ending September 30, 2007 was 27.5%. This compares to an effective tax rate of 22.5% in the same period of 2006. The 2007 effective tax rate is positively influenced by earnings in international jurisdictions currently enjoying an income tax holiday and the distribution of income between the U.S. and our international tax jurisdictions. The effective tax rate for the nine months ended September 30, 2007, is lower than expected due to the second quarter impairment charge and third quarter restructuring charge and the loss on the sale of subsidiary recorded in the Company’s Database Marketing and Consulting business and discussed in Note 10 to the Condensed Consolidated Financial Statements. These charges were all recorded in the U.S. tax jurisdiction and reduced income before taxes recorded in the U.S. and thereby increased the proportion of income before taxes earned in the Company’s international tax jurisdictions. In addition, we realized a $0.7 million benefit related to certain tax planning and corporate restructuring activities and the reversal of $0.9 million in deferred tax valuation allowance recorded against tax assets in prior years. Without these items, our effective tax rate for the nine months ended September 30, 2007 would have been 33.3%. In 2006 the effective tax rate includes the benefit from the reversal of a $4.0 million deferred tax valuation allowance recorded against tax assets recorded in prior years. Without this item, our effective tax rate for the nine months ended September 30, 2006 was 35.9%. Our effective tax rate could always be adversely affected by several factors, many of which are outside of our control. Further, income taxes are subject to changing tax laws, regulations and interpretations in multiple jurisdictions, in which we operate, as well as the requirements, pronouncements and rulings of certain tax, regulatory and accounting organizations. In future years, our effective tax rate is expected to return to approximately 30% to 33%, principally because we expect our distribution of pre-tax income between the U.S. and our international tax jurisdictions to return to more typical levels seen in recent years.
Liquidity and Capital Resources
Our principal source of liquidity during the three and nine months ended September 30, 2007 was our cash, cash equivalents, and cash generated from operations and borrowings under our Amended and Restated Credit Agreement, dated September 28, 2006 (the “Credit Facility”). During the nine months ended September 30, 2007, we generated positive operating cash flows of $100.3 million. We believe that our existing cash, cash equivalents, and cash generated from operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. However, we may make acquisitions or enter into joint ventures and may need to raise additional capital through future debt or equity financing. There can be no assurance that additional financing will be available, at all, or on terms favorable to us.
We utilize our Credit Facility primarily to fund working capital and the purchases of treasury stock. As of September 30, 2007, we had $38.5 million outstanding under our Credit Facility.
The amount of capital required in 2008 will also depend on our levels of investment in infrastructure necessary to maintain, upgrade or replace existing assets. Our working capital and capital expenditure requirements could increase materially in the event of acquisitions or joint ventures, among other factors. These factors could require that we raise additional capital in the future.
The following discussion highlights our cash flow activities during the nine months ended September 30, 2007 and 2006.
Cash and Cash Equivalents
We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. Our cash and cash equivalents totaled $70.7 million and $58.4 million as of September 30, 2007 and December 31, 2006, respectively.

Cash Flows from Operating Activities
We reinvest our cash flows from operating activities in our business or in the purchases of treasury stock. For the nine months ended September 30, 2007 and 2006, we reported net cash flows provided by operating activities of $100.3 million and $72.1 million, respectively. The increase from 2006 to 2007 resulted primarily from the increase in net income adjusted for non-cash charges associated with asset impairments, the loss on disposal of our Database Marketing and Consulting business and higher equity-based compensation charges during the period.
Cash Flows from Investing Activities
We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the nine months ended September 30, 2007 and 2006, we reported net cash flows used in investing activities of $40.6 million and $99.2 million, respectively. In the second quarter of 2006, we acquired DAC. There were no acquisitions in 2007, thereby leading to the decrease year over year.
Cash Flows from Financing Activities
For the nine months ended September 30, 2007 and 2006, we reported net cash flows used in financing activities of $53.6 million and provided by financing activities of $45.9 million, respectively. The change from 2006 to 2007 resulted from $32.4 million of additional purchases of treasury stock in 2007 as compared to 2006 and increased net payments on the line of credit of $26.5 million during the nine months ended September 30, 2007 as compared net proceeds from the line of credit of $51.1 million during the same period in 2006. These increases were offset by additional exercises of stock options of $4.5 million in 2007 as compared to 2006 and $5.1 million increase in the excess tax benefit from exercise of stock options.
Free Cash Flow
Free cash flow (see “Presentation of Non—GAAP Measurements” for definition of free cash flow) was $56.5 million and $20.9 million for the nine months ended September 30, 2007 and 2006, respectively. The increase from 2006 to 2007 primarily resulted from the increase in cash provided by operating activities period over period, discussed above.
Obligations and Future Capital Requirements
Future maturities of our outstanding debt and contractual obligations, which includes both on and off-balance sheet obligations, as of September 30, 2007 are summarized as follows (amounts in thousands):

	Less
	than 1	1 to 3	3 to 5	Over 5
	Year	Years	Years	Years	Total
Line of credit	$—	$—	$38,500	$—	$38,500
Capital lease obligations	1,645	3,290	2,345	—	7,280
Purchase obligations	16,528	13,222	5,377	—	35,127
Operating lease commitments	30,723	57,401	38,721	34,457	161,302

Total	$48,896	$73,913	$84,943	$34,457	$242,209

•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.

•	The contractual obligation table excludes our FIN48 liabilities of $2.4 million because we cannot reliably estimate the timing of cash payments.

Purchase Obligations
Occasionally we contract with certain of our communications clients (which currently represent approximately 20% of our annual revenue) to provide us with telecommunication services. These contracts are negotiated on an arms—length basis and may be negotiated at different times and with different legal entities.
Income Tax Obligations
We have recorded a FIN 48 tax reserve of $19.7 million related to several items. At this time, we are unable to determine when ultimate payment will be made for any of these items. If cash settlement for all of these items were to occur in the same quarter or year, there would not be a material impact to our cash flows.
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
Debt Instruments and Related Covenants
We discuss debt instruments and related covenants in Note 11 to the Condensed Consolidated Financial Statements. As of September 30, 2007, we were in compliance with all financial covenants under the Credit Facility. Interest accrued at the weighted-average rate of approximately 6.6% as of September 30, 2007. Our borrowing capacity under the Credit Facility as of September 30, 2007 was approximately $131.4 million.
Since November 2007, we have entered into three amendments to our Credit Facility with our lenders. These amendments extended the time for us to deliver our financial statements for the quarter ended September 30, 2007, for the year ended December 31, 2007 and for the quarter ended March 31, 2008, until August 15, 2008. In the amendments, our lenders also consented to (i) the delayed filing of periodic reports with the SEC by August 15, 2008; (ii) the restatement of previously filed financial statements; and (iii) the NASDAQ Staff Determination notices with respect to the possible delisting of our common stock from the NASDAQ Global Select Market due to the delayed periodic reports. As a result of these amendments and the filing of the delayed periodic reports, there is presently no basis for our lenders to declare an event of default under our Credit Facility and we may continue to borrow funds thereunder.

Client Concentration
Our five largest clients accounted for 40.8% and 40.4% of our consolidated revenue for the three months ended September 30, 2007 and 2006, respectively. The top five clients accounted for 39.2% and 43.7% of our consolidated revenue for the nine months ended September 30, 2007 and 2006, respectively. In addition, these five clients have a greater operating margin percentage than the consolidated Company. The profitability of services provided to these clients varies greatly based upon the specific contract terms with any particular client. In addition, clients may adjust business volumes served by us based on their business requirements. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis. We believe that the risk of this concentration is mitigated, in part, by the long—term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.
The contracts with our five largest clients expire between 2008 and 2011. Additionally, a particular client can have multiple contracts with different expiration dates. We have historically renewed most of our contracts with our largest clients. However, there is no assurance that future contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts.
Recently Issued Accounting Pronouncements
We discuss the potential impact of recent accounting pronouncements in Note 1 and Note 9 to the Condensed Consolidated Financial Statements.
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our consolidated financial position, consolidated results of operations, or consolidated cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in U.S. interest rates, the LIBOR and foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to our normal operating and funding activities. As of September 30, 2007, we had entered into financial hedge instruments with several financial institutions to manage and reduce the impact of changes, principally the U.S./Canadian dollar and U.S./Philippine peso exchange rates.
Interest Rate Risk
The interest rate on our Credit Facility is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of September 30, 2007, there was a $38.5 million outstanding balance under the Credit Facility. If the Prime Rate or LIBOR increased 100 basis points, there would not be a material impact to our consolidated financial position or results of operations.
Foreign Currency Risk
We have operations in Argentina, Australia, Brazil, Canada, China, Costa Rica, England, Germany, India, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore and Spain. The expenses from these operations and in some cases the revenue, are denominated in local currency, thereby creating exposures to changes in exchange rates. As a result, we may experience substantial foreign currency translation gains or losses due to the volatility of other currencies compared to the U.S. dollar, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the three months ended September 30, 2007 and 2006, revenue from non—U.S. countries represented 70% and 64% of our consolidated revenue, respectively. For the nine months ended September 30, 2007 and 2006, revenue from non—U.S. countries represented 69% and 64% of our consolidated revenue, respectively.

A global business strategy for us is to serve certain clients from delivery centers located in other foreign countries, including Argentina, Brazil, Canada, Costa Rica, India, Malaysia, Mexico and the Philippines, in order to leverage lower operating costs in these foreign countries. In order to mitigate the risk of these foreign currencies from strengthening against the functional currency of the contracting subsidiary, which thereby decreases the economic benefit of performing work in these countries, we may hedge a portion, though not 100%, of the foreign currency exposure related to client programs served from these foreign countries. While our hedging strategy can protect us from adverse changes in foreign currency rates in the short—term, an overall strengthening of the foreign currencies would adversely impact margins in the segments of the contracting subsidiary over the long—term.
The majority of this exposure is related to work performed from delivery centers located in Canada, the Philippines, Argentina, and Mexico. During the three months ended September 30, 2007 and 2006, the Canadian dollar strengthened against the U.S. dollar by 6.3% and weakened against the U.S. dollar by 0.03%, respectively. During the nine months ended September 30, 2007 and 2006, the Canadian dollar strengthened against the U.S. dollar by 14.5% and 4.3%, respectively. We have contracted with several financial institutions on behalf of our Canadian subsidiary to acquire a total of $173.3 million Canadian dollars through December 2010 at a fixed price in U.S. dollars not to exceed $156.0 million. However, certain contracts, representing $100.5 million in Canadian dollars, give us the right (but not obligation) to purchase the Canadian dollars. If the Canadian dollar depreciates relative to the contracted exchange rate, we will elect to purchase the Canadian dollars at the then beneficial market exchange rate.
During the three months ended September 30, 2007 and 2006, the Philippine peso strengthened against the U.S. dollar by 2.2% and 5.6%, respectively. During the nine months ended September 30, 2007 and 2006, the Philippine peso strengthened against the U.S. dollar by 7.9% and 5.3%, respectively. We have contracted with several financial institutions on behalf of our Philippine subsidiary to acquire a total of 5.5 billion Philippine pesos through June 2009 at a fixed price of $116.6 million U.S. dollars.
During the three months ended September 30, 2007 and 2006, the Argentina peso weakened against the U.S. dollar by 3.0% and 0.6%, respectively. During the nine months ended September 30, 2007 and 2006, the Argentina peso weakened against the U.S. dollar by 3.4% and 2.3%, respectively. We have contracted with several financial institutions on behalf of our Argentinean subsidiary to acquire a total of 89.1 million Argentina pesos through June 2009 at a fixed price of $26.8 million U.S. dollars.
During the three months ended September 30, 2007 and 2006, the Mexican peso weakened against the U.S. dollar by 1.3% and strengthened against the U.S. dollar 2.8%, respectively. During the nine months ended September 30, 2007 and 2006, the Mexican peso weakened against the U.S. dollar by 1.2% and 3.3%, respectively. We have contracted with several financial institutions on behalf of our Mexican subsidiary to acquire a total of 248.5 million Mexican pesos through June 2009 at a fixed price of $22.0 million U.S. dollars.
As of September 30, 2007, we had total derivative assets associated with foreign exchange contracts of $24.2 million. The Canadian dollar derivative assets represented $18.2 million of the consolidated balance. Further, approximately 54.5% of the Canadian derivative asset value settles within the next twelve months. The Philippine peso derivative assets represented $5.8 million of the consolidated balance. Further, 71.9% of the Philippine derivative asset value settles within the next twelve months. The Argentina peso derivative assets represented $0.1 million of the consolidated balance. Further, 100% of the Argentina derivative asset value settles within the next twelve months. The Mexican peso derivative assets represented $0.2 million of the consolidated balance. Further, 82.1% of the Mexican derivative asset value settles within the next twelve months. If the U.S./Canadian dollar, U.S. dollar/Philippine peso, U.S. dollar/Argentina peso, or U.S. dollar/Mexican peso exchange rate were to increase or decrease by 10% from current period—end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding gains or losses in our underlying exposures.

Other than the transactions hedged as discussed above and in Note 8 to the Condensed Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in the respective local currency while some transactions are denominated in other currencies. For example, the inter—company transactions that are expected to be settled are denominated in the local currency of the billing subsidiary. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of such a transaction, any foreign currency gain or loss results in an adjustment to income, which is recorded in Other, Net in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis.
Fair Value of Debt and Equity Securities
We did not have any investments in debt or equity securities as of September 30, 2007.
ITEM 4. CONTROLS AND PROCEDURES
This Form 10-Q includes the certifications of our Chief Executive Officer and Interim Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
Background
As described in the Explanatory Note to this Form 10-Q, Note 2 to our Condensed Consolidated Financial Statements, and Item 2. Management’s Discussion and Analysis of Financial Condition, the Audit Committee of our Board of Directors conducted a voluntary, independent review of our historical equity-based compensation practices and related accounting for the period 1996 through August 2007. The Audit Committee completed its review in the first quarter of 2008. In addition, management also reviewed all equity awards from 1996 through August 2007. Based on the results of the Audit Committee’s review, our review and our evaluation of disclosure controls and procedures in conjunction with the audit of our 2007 financial statements, we have identified deficiencies in our internal control over financial reporting, which are discussed more fully below. The control deficiencies failed to prevent or detect certain accounting errors, which required a restatement of our previously issued financial statements. The control deficiencies represent material weaknesses in our internal control over financial reporting and require corrective and remedial actions.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“Interim CFO”), to allow timely decisions regarding required disclosures.
Our management, under the supervision and with the participation of our CEO and Interim CFO, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the restatement of previously issued financial statements described above, and the identification of certain material weaknesses in internal control over financial reporting described below, which we view as an integral part of our disclosure controls and procedures, our CEO and Interim CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2007.

In light of these material weaknesses, we performed the following procedures:
•	Completion of the Audit Committee’s Review and our own internal review of 100%, or 4,347, of the equity awards made from our IPO in 1996 through August 2007 and an additional 539 pre-IPO grants for subsequent modifications, cancellations, and other accounting issues;

•	Our review of 100% of real estate lease arrangements entered into since our IPO in August 1996 to properly record asset retirement obligations and deferred rent, along with a review of all material lease agreements to properly identify capital versus operating leases;

•	Our efforts to remediate the material weaknesses in internal control over financial reporting described below; and

•	The performance of additional procedures by management designed to ensure the reliability of our financial reporting.
Based upon the procedures highlighted above, we believe that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).
Management’s Report on Internal Control Over Financial Reporting
Management, under the supervision of our CEO and Interim CFO, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures which (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the Board of Directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our management, under the supervision and with the participation of our CEO and Interim CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management identified the following control deficiencies as of September 30, 2007 that constituted material weaknesses:
Insufficient Complement of Personnel with Appropriate Accounting Knowledge and Training. We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of U.S. GAAP. Specifically, we did not maintain a sufficient complement of personnel to completely and accurately record, review and reconcile certain accounts, as discussed in Note 2 to the Consolidated Financial Statements.
Equity-Based Compensation Accounting. We did not maintain effective controls over the accounting for and disclosure of our equity-based compensation. Specifically, effective controls, including monitoring controls, were not designed to ensure the completeness, existence, valuation and presentation of stock-based compensation transactions related to the granting, pricing and accounting for certain equity-based compensation awards and the related financial reporting for these awards in accordance with U.S GAAP.
Lease Accounting. We did not maintain effective controls over the completeness and accuracy of accounting for leases in accordance with U.S. GAAP. Specifically, effective controls, including period-end financial reporting controls, were not designed to ensure the identification and application of the appropriate accounting principles for the real estate lease arrangements for our delivery centers with respect to certain relevant contractual provisions, including lease inducements, construction allowances, rent holidays, escalation clauses, lease commencement dates and asset retirement obligations.
These material weaknesses resulted in the restatement of our financial statements, as disclosed in Note 2 to our Condensed Consolidated Financial Statements.
Based on management’s evaluation and due to the material weaknesses described above, management has concluded that our internal control over financial reporting was not effective as of September 30, 2007. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, and that report appears in our Annual Report on Form 10-K for the year ended December 31, 2007, filed contemporaneously with this Form 10-Q.
Remediation Plan
Our management has taken immediate action to remediate the material weaknesses identified. While certain remedial actions have been completed, we continue to actively plan for and implement additional control procedures. These remediation efforts, outlined below, are intended both to address the identified material weaknesses and to enhance our overall financial control environment.
Insufficient Complement of Personnel with Appropriate Accounting Knowledge and Training. Specifically, we are remediating this control deficiency by the following actions:
•	In March 2008, we hired a new Assistant General Counsel with experience at major law firms, a public company, the SEC and a public accounting firm, who will provide advice with regard to the disclosures in our periodic reports and our equity-based compensation practices;

•	In May 2008, we hired a new Vice President and Controller who is a licensed CPA with extensive experience in public accounting and public company accounting operations;

•	We are actively seeking to hire two assistant corporate controllers who will report directly to the Vice President and Controller. One will be responsible for external/SEC reporting, technical accounting issues (in accordance with U.S. GAAP) and Sarbanes-Oxley compliance and the other will oversee general ledger operations and monthly/quarterly closing processes;

•	We are also actively seeking to hire additional accounting personnel with knowledge of, and technical expertise in U.S. GAAP; and

•	We are implementing personnel resource plans and training designed to ensure that we have sufficient personnel with knowledge, experience, and training in the application of U.S. GAAP.
Equity-Based Compensation Accounting. We are in the process of enhancing our processes, procedures and controls in our equity-based compensation practices which we believe will remediate past deficiencies in our historical equity-based compensation practices, including, among other things:
•	Making annual equity awards at a set time each year and allocating annual grants to recipients before the grant;

•	Making all grants that require Compensation Committee approval, including new hire, promotion and special circumstance grants, at a duly convened meeting, absent extraordinary circumstances warranting action by unanimous written consent, and providing the Compensation Committee with information on the accounting treatment and any non-standard terms of each proposed grant;

•	Designating a senior member of the Human Capital Department who, supported by designated members of the Legal, Tax and Accounting Departments, shall be responsible for ensuring that the accounting treatment, recipient notification requirements, and required disclosure have been determined for each equity award before the award is authorized by the Compensation Committee;

•	Other than as approved under new grant procedures, prohibiting any changes to grants after their approval date, other than to withdraw a grant to an individual in its entirety because of a change in circumstances between approval and issuance of the grant (or to correct clear clerical errors);

•	Undertaking a training program for pertinent personnel in the terms of the Company’s equity compensation plans and improved policies and procedures;

•	Expanding internal audit procedures relating to grant approval and documentation;

•	We are actively seeking to hire additional accounting personnel with specific education and experience in accounting for equity-based compensation; and

•	Reviewing the new equity compensation grant practices after one year of operation.
Lease Accounting. We are remediating this control deficiency by redesigning our accounting processes, procedures and controls over the complete and accurate recording of our real estate lease transactions. Specifically:
•	We have instituted additional levels of managerial review over all lease agreements and the associated accounting;

•	We are establishing processes to evaluate all new or modified leases, including the preparation of a summary of key terms for each lease in order to ensure complete and accurate recording of real estate lease arrangements in accordance with U.S. GAAP; and

•	We are actively seeking to hire additional accounting personnel with specific education and experience in lease accounting.

We believe the remediation measures described above will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.
We believe the remediation measures described above will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.
Inherent Limitations of Internal Controls
Our system of controls is designed to provide reasonable, not absolute, assurance regarding the reliability and integrity of accounting and financial reporting. Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following:
•	Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes.

•	Controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override.

•	The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

•	Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.

•	The design of a control system must reflect the fact that resources are constrained, and the benefits of controls must be considered relative to their costs.
Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Since December 31, 2007, we have begun the implementation of the remedial measures described above.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time we have been involved in claims and lawsuits, both as plaintiff and defendant, which arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed both probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, cash flows or results of operations.

Securities Class Action
On January 25, 2008, a class action lawsuit was filed in the United States District Court for the Southern District of New York entitled Beasley v. TeleTech Holdings, Inc., et. al. against TeleTech, certain current directors and officers and others alleging violations of Sections 11, 12(a) (2) and 15 of the Securities Act, Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act. The complaint alleges, among other things, false and misleading statements in the Registration Statement and Prospectus in connection with (i) a March 2007 secondary offering of our common stock and (ii) various disclosures made and periodic reports filed by us between February 8, 2007 and November 8, 2007. On February 25, 2008, a second nearly identical class action complaint, entitled Brown v. TeleTech Holdings, Inc., et al., was filed in the same court. On May 19, 2008, the actions described above were consolidated under the caption In re: TeleTech Litigation and lead plaintiff and lead counsel were approved by the court. TeleTech and the other individual defendants intend to defend this case vigorously. Although we expect the majority of expenses related to the class action lawsuit to be covered by insurance, there can be no assurance that all of such expenses will be reimbursed.
NASDAQ Delisting Proceedings
In addition to this Form 10-Q, we did not timely file with the SEC our Form 10-K for the year ended December 31, 2007 or our Form 10-Q for the quarter ended March 31, 2008 as a result of the review of our historical equity-based compensation practices and the resulting restatements of previously issued financial statements. As a result, we received three NASDAQ Staff Determination notices, dated November 14, 2007, March 5, 2008 and May 15, 2008, stating that we are not in compliance with NASDAQ Marketplace Rule 4310(c)(14) and, therefore, we are subject to potential delisting from the NASDAQ Global Select Market. We appealed the NASDAQ Staff’s November 14, 2007 delisting notice and, ultimately, the NASDAQ Listing and Hearing Review Council requested that we provide an update on our efforts to file the delayed periodic reports by May 30, 2008. We provided that update on May 30, 2008. Upon the filing of this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, we believe we have returned to full compliance with SEC and NASDAQ filing requirements.
ITEM 1A.  RISK FACTORS
In evaluating our business, you should carefully consider the risks and uncertainties discussed in this section, in addition to the other information presented in this Quarterly Report on Form 10-Q. The risks and uncertainties described below may not be the only risks that we face. If any of these risks or uncertainties actually occurs, our business, financial condition or results of operation could be materially adversely affected and the market price of our common stock may decline.
Risks Relating to Our Business
A large portion of our revenue is generated from a limited number of clients, and the loss of one or more of our clients could cause a reduction in our revenue and operating results
We rely on strategic, long-term relationships with large, global companies in targeted industries. As a result, we derive a substantial portion of our revenue from relatively few clients. Our five largest clients collectively represented 39% of revenue in 2007 and 44% of revenue in 2006. Our ten largest clients represented 59% of revenue in 2007 and 62% of revenue in 2006. One of our clients, Sprint Nextel, represented 15% of our revenue in 2007 and 16% of our revenue in 2006. Sprint Nextel was the only client that represented over 10% of our revenue during these periods.

We believe that a substantial portion of our total revenue will continue to be derived from a relatively small number of our clients in the future.  The contracts with our five largest clients expire between 2008 and 2011. We have historically renewed most of our contracts with our largest clients. However, there is no assurance that any contracts will be renewed or, if renewed, will be on terms as favorable as the existing contracts. The volumes and profit margins of our most significant programs may decline and we may not be able to replace such clients or programs with clients or programs that generate comparable revenue and profits. Although we do not believe that it is likely our entire relationship with Sprint Nextel or any other large client would terminate at one time, the loss of all or part of a major client’s business or a contract concession could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Client consolidations could result in a loss of clients or contract concessions that would adversely affect our operating results
We serve clients in targeted industries that have historically experienced a significant level of consolidation. If one of our clients is acquired by another company (including another one of our clients), provisions in certain of our contracts allow these clients to cancel or renegotiate their contracts, or to seek contract concessions. Such consolidations may result in the termination or phasing out of an existing client contract, volume discounts and other contract concessions that could have an adverse effect on our business, financial condition, results of operations and cash flows.
Our business may be affected by the performance of our clients and general economic conditions
In substantially all of our client programs, we generate revenue based, in large part, on the amount of time our employees devote to our clients’ customers. Consequently, the amount of revenue generated from any particular client program is dependent upon consumers’ interest in and use of our client’s products and/or services, which may be adversely affected by general economic conditions. Our clients may not be able to market or develop products and services that require their customers to use our services, especially as a result of the recent downturn in the U.S. and worldwide economy. Furthermore, a decline in our clients’ business or performance, including possible client bankruptcies, could impair their ability to pay for our services. Although we currently do not anticipate payment issues with our major clients, our business, financial condition, results of operations and cash flows would be adversely affected if any of them were unable or unwilling, for any reason, to pay for our services.
Unauthorized disclosure of sensitive or confidential client and customer data could expose us to protracted and costly litigation, penalties and cause us to lose clients
We are dependent on IT networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our alliance partners and clients. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. We are also required at times to manage, utilize and store sensitive or confidential client or customer data. As a result, we are subject to numerous U.S. and foreign laws and regulations designed to protect this information, such as the European Union Directive on Data Protection and various U.S. federal and state laws governing the protection of health or other individually identifiable information. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or customer data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation, business, financial condition, results of operations and cash flows.

Our financial results depend on our capacity utilization, in particular our ability to forecast our clients’ customer demand and make corresponding decisions regarding staffing levels, investments and operating expenses
Our delivery center utilization rates have a substantial and direct effect on our profitability, and we may not achieve desired utilization rates. Our utilization rates are affected by a number of factors, including:
•	Our ability to maintain and increase capacity in each of our delivery centers during peak and non-peak hours;

•	Our ability to predict our clients’ customer demand for our services and thereby to make corresponding decisions regarding staffing levels, investments and other operating expenditures in each of our delivery center locations;

•	Our ability to hire and assimilate new employees and manage employee turnover; and

•	Our need to devote time and resources to training, professional development and other non-chargeable activities.
We attempt to maximize utilization. However, because the majority of our business is inbound from our clients’ customer-initiated encounters, we have significantly higher utilization during peak (weekday) periods than during off-peak (night and weekend) periods. We have experienced periods of idle capacity, particularly in our multi-client delivery centers. Historically, we experience idle peak period capacity upon opening a new delivery center or termination or completion of a large client program. On a quarterly basis, we assess the expected long-term capacity utilization of our delivery centers. We may consolidate or close under-performing delivery centers in order to maintain or improve targeted utilization and margins. In the event we close delivery centers in the future, we may be required to record restructuring or impairment charges, which could adversely impact our results of operations. There can be no assurance that we will be able to achieve or maintain desired delivery center capacity utilization. As a result of the fixed costs associated with each delivery center, quarterly variations in client volumes, many of which are outside our control, can have a material adverse effect on our utilization rates. If our utilization rates are below expectations in any given quarter, our financial condition, results of operations and cash flows for that quarter could be adversely affected.
Our business depends on uninterrupted service to clients
Our operations are dependent upon our ability to protect our facilities, computer and telecommunications equipment and software systems against damage or interruption from fire, power loss, cyber attacks, telecommunications interruption or failure, labor shortages, weather conditions, natural disasters and other similar events. Additionally, severe weather can cause our employees to miss work and interrupt the delivery of our services, resulting in a loss of revenue. In the event we experience a temporary or permanent interruption at one or more of our locations (including our corporate headquarters building), our business could be materially adversely affected and we may be required to pay contractual damages or face the suspension or loss of a client’s business. Although we maintain property and business interruption insurance, such insurance may not adequately compensate us for any losses we may incur.
Many of our contracts utilize performance pricing that link some of our fees to the attainment of various performance or business targets, which could increase the variability of our revenue and operating margin
A majority of our contracts include performance clauses that condition some of our fees on the achievement of agreed-upon performance standards or milestones. These performance standards can be complex and often depend in some measure on our clients’ actual levels of business activity or other factors outside of our control. If we fail to satisfy these measures, it could reduce our revenue under the contracts or subject us to potential damage claims under the contract terms.

Our contracts provide for early termination, which could have a material adverse effect on our operating results
Most of our contracts do not ensure that we will generate a minimum level of revenue and the profitability of each client program may fluctuate, sometimes significantly, throughout the various stages of a program. Our objective is to sign multi-year contracts with our clients. However, our contracts generally enable the clients to terminate the contract or reduce customer interaction volumes. Our larger contracts generally require the client to pay a contractually agreed amount and/or provide prior notice in the event of early termination. There can be no assurance that we will be able to collect early termination fees.
We may not be able to offset increased costs with increased service fees under long-term contracts
Some of our larger long-term contracts allow us to increase our service fees if and to the extent certain cost or price indices increase. The majority of our expenses are payroll and payroll-related, which includes healthcare costs. Over the past several years, payroll costs, including healthcare costs, have increased at a rate much greater than that of general cost or price indices. Increases in our service fees that are based upon increases in cost or price indices may not fully compensate us for increases in labor and other costs incurred in providing services. There can be no assurance that we will be able to recover increases in our costs through increased service fees.
Our business may be affected by our ability to obtain financing
From time to time, we may need to obtain debt or equity financing for capital expenditures, for payment of existing obligations, to replenish cash reserves, or to fund acquisitions or joint ventures. Additionally, our existing credit facility requires us to comply with certain financial covenants. As a result of the voluntary, independent review of our historical equity-based compensation practices, we amended our credit facility with our lenders three times since November 2007 in order to ensure compliance with certain covenants. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Amendment of Credit Facility” for further discussion. Upon the filing of this Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2007 and March 31, 2008, we believe that we will be in compliance with all financial covenants. However, if we do not file future quarterly or annual reports on a timely basis, there can be no assurance that we will be able to obtain waivers or additional amendments from our lenders. If our lenders refuse to waive or amend our existing credit facility in the future, we may be required to immediately repay the entire outstanding balance under our credit facility or to pay our lenders higher interest for past periods. Furthermore, there can be no assurance that we will be able to obtain additional debt or equity financing, or that any such financing would be on terms acceptable to us.
Our business may be affected by risks associated with international operations and expansion
An important component of our growth strategy is continued international expansion. There are certain risks inherent with conducting international business, including but not limited to:
•	Management of personnel overseas;

•	Longer payment cycles;

•	Difficulties in accounts receivable collections;

•	Foreign currency exchange rates;

•	Difficulties in complying with foreign laws;

•	Unexpected changes in regulatory requirements;

•	Political and social instability, as demonstrated by terrorist threats, regime change, increasing tension in the Middle East, and other countries and the resulting need for enhanced security measures; and

•	Potentially adverse tax consequences.
Any one or more of these or other factors could have a material adverse effect on our international operations and, consequently, on our business, financial condition, results of operations and cash flows. There can be no assurance that we will be able to manage our international operations successfully.
Our financial results may be impacted by foreign currency exchange risk
We serve an increasing number of our clients from delivery centers in other countries including Argentina, Brazil, Canada, Costa Rica, Malaysia, Mexico, the Philippines and South Africa.  Contracts with these clients are typically priced, invoiced, and paid in U.S. dollars while the costs incurred to operate these delivery centers are denominated in the functional currency of a non U.S.-based contracting subsidiary.  Therefore, fluctuations between the currencies of the contracting and operating subsidiary present foreign currency exchange risks.
While we enter into forward and option contracts to hedge against the effect of exchange rate fluctuations, the foreign exchange exposure between the contracting and operating subsidiaries is not hedged 100%.  Since the operating subsidiary assumes the foreign exchange exposure, its operating margins could decrease if the contracting subsidiary’s currency devalues against the operating subsidiary’s currency.
For example, the U.S. dollar has weakened against many foreign currencies over the past two years.  If the U.S. dollar continues to devalue, the financial results of certain operating subsidiaries (and hence TeleTech upon consolidation) will be negatively effected. While our hedging strategy effectively offset a portion of these foreign currency changes during 2006 and 2007, there can be no assurance that we will continue to successfully hedge this foreign currency exchange risk or that the value of the U.S. dollar will not materially weaken. If we fail to manage our foreign currency exchange risk, our business, financial condition, results of operations and cash flows could be adversely affected.
Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements
Because we provide services to clients in 50 countries, we are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, immigration, internal and disclosure control obligations, data privacy and labor relations. Violations of these regulations could result in liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our contractual and intellectual property rights, among other rights.
Changes in U.S. federal, state and international laws and regulations may adversely affect the sale of our services, including expansion of overseas operations. In the U.S., some of our services must comply with various federal and state regulations regarding the method and practices of placing outbound telephone calls. In addition, we could incur liability for failure to comply with laws or regulations related to the portions of our clients’ businesses that are transferred to us. Changes in these regulations and requirements, or new restrictive regulations and requirements, may slow the growth of our services or require us to incur substantial costs. Changes in laws and regulations could also mandate significant and costly changes to the way we implement our services and solutions, such as preventing us from using offshore resources to provide our services, or could impose additional taxes on the provision of our services and solutions. These changes could threaten our ability to continue to serve certain markets.

Our financial results and projections may be impacted by our ability to maintain and find new locations for our delivery centers in countries with stable wage rates
Our industry is labor-intensive and the majority of our operating costs relate to wages, employee benefits and employment taxes. As a result, our future growth is dependent upon our ability to find cost-effective locations in which to operate, both domestically and internationally. Some of our delivery centers are located in countries that have experienced rising standards of living, which may in turn require us to increase employee wages. In addition, approximately 14,500 employees outside the U.S. and Canada are covered by collective bargaining agreements. Although we anticipate that the terms of agreements will not impact us in a manner materially different than other companies located in these countries, we may not be able to pass increased labor costs on to our clients. There is no assurance that we will be able to find cost-effective locations. Any increases in labor costs may have a material adverse effect on our business, financial condition, results of operations and cash flows.
The business process outsourcing markets are highly competitive, and we might not be able to compete effectively
Our ability to compete will depend on a number of factors, including our ability to:
•	Initiate, develop and maintain new client relationships;

•	Expand existing client programs;

•	Staff and equip suitable delivery center facilities in a timely manner; and

•	Develop new solutions and enhance existing solutions we provide to our clients.
Moreover, we compete with a variety of companies with respect to our offerings, including:
•	Large multinational providers, including the service arms of large global technology providers;

•	Offshore service providers in lower-cost locations that offer services similar to those we offer, often at highly competitive prices;

•	Niche solution or service providers that compete with us in a specific geographic market, industry segment or service area; and

•	Most importantly, the in-house operations of clients or potential clients.
Because our primary competitors are the in-house operations of existing or potential clients, our performance and growth could be adversely affected if our existing or potential clients decide to provide in-house business process services they currently outsource, or retain or increase their in-house business processing services and product support capabilities. In addition, competitive pressures from current or future competitors also could cause our services to lose market acceptance or put downward pressure on the prices we charge for our services and on our operating margins. If we are unable to provide our clients with superior services and solutions at competitive prices, our business, financial condition, results of operations and cash flows could be adversely affected.
We may not be able to develop our services and solutions in response to changes in technology and client demand
Our success depends on our ability to develop and implement systems technology and outsourcing services and solutions that anticipate and respond to rapid and continuing changes in technology, industry developments and client needs. Our continued growth and future profitability will be highly dependent on a number of factors, including our ability to develop new technologies that:
•	Expand our existing solutions and offerings;

•	Achieve cost efficiencies in our existing delivery center operations; and

•	Introduce new solutions that leverage and respond to changing technological developments.

We may not be successful in anticipating or responding to these developments on a timely basis. Our integration of new technologies may not achieve their intended cost reductions and services and technologies offered by current or future competitors may make our service offerings uncompetitive or obsolete. Our failure to maintain our technological capabilities or to respond effectively to technological changes could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If we fail to recruit, hire, train and retain key executives or qualified employees, our business will be adversely affected
Our business is labor intensive and places significant importance on our ability to recruit, train, and retain qualified personnel. We generally experience high employee turnover and are continuously required to recruit and train replacement personnel as a result of a changing and expanding workforce. Demand for qualified technical professionals conversant in multiple languages, including English, and/or certain technologies may exceed supply, as new and additional skills are required to keep pace with evolving technologies. In addition, certain delivery centers are located in geographic areas with relatively low unemployment rates, which could make it more costly to hire qualified personnel. Our ability to locate and train employees is critical to achieving our growth objective. Our inability to attract and retain qualified personnel or an increase in wages or other costs of attracting, training, or retaining qualified personnel could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our success is also dependent upon the efforts, direction and guidance of our executive management team. Although members of our executive team are subject to non-competition agreements, they can terminate their employment at any time. The loss of any member of our senior management team could adversely affect our business, financial condition, results of operations and cash flows and growth potential.
Our Chairman and Chief Executive Officer has practical control over all matters requiring action by our stockholders
Kenneth D. Tuchman, our Chairman and Chief Executive Officer, beneficially owns approximately 44.9% of our common stock. As a result, Mr. Tuchman has practical control over all matters requiring action by our stockholders, including the election of our entire Board of Directors. It is unlikely that a change in control of our company could be effected without his approval.
If we fail to integrate businesses and assets that we may acquire through joint ventures or acquisitions, we may lose clients and our liquidity, capital resources and profitability may be adversely affected
We may pursue joint ventures or strategic acquisitions of companies with services, technologies, industry specializations, or geographic coverage that extend or complement our existing business. Acquisitions and joint ventures often involve a number of special risks, including the following:
•	We may encounter difficulties integrating acquired software, operations and personnel and our management’s attention could be diverted from other business concerns;

•	We may not be able to successfully incorporate acquired technology and rights into our service offerings and maintain uniform standards, controls, procedures and policies;

•	The businesses or assets we acquire may fail to achieve the revenue and earnings we anticipated, causing us to incur additional debt to fund operations and to write down the value of acquisitions on our financial statements;

•	We may assume liabilities associated with the sale of the acquired company’s products or services;

•	Our resources may be diverted in asserting and defending our legal rights and we may ultimately be liable for contingent and other liabilities, not previously disclosed to us, of the companies that we acquire;

•	Acquisitions may disrupt our ongoing business and dilute our ownership interest;

•	Acquisitions may result in litigation from former employees or third parties; and

•	Due diligence may fail to identify significant issues with product quality, product architecture, ownership rights and legal contingencies, among other matters.
We may pursue strategic alliances in the form of joint ventures and partnerships, which involve many of the same risks as acquisitions as well as additional risks associated with possible lack of control if we do not have a majority ownership position. Any of the factors identified above could have a material adverse effect on our business and on the market value of our common stock.
In addition, negotiation of potential acquisitions and the resulting integration of acquired businesses, products, or technologies, could divert management’s time and resources. Future acquisitions could cause us to incur debt, contingent liabilities, additional amortization charges from intangible assets, asset impairment charges, or write-off charges for in-process research and development and other indefinite-lived intangible assets that could adversely affect our business, financial condition, results of operations and cash flows.
We face risks relating to our completed and continued actions to remediate the weaknesses in our financial reporting and disclosure controls, which could result in a material misstatement of our consolidated financial statements and have a material adverse effect on our operating results and stock price
As a result of issues identified during the recently completed Audit Committee Review and related accounting, as well as our internal review, management has identified deficiencies in our control environment that constitute material weaknesses and, consequently, has concluded that our internal control over financial reporting was not effective at September 30, 2007. As discussed above under the caption Item 4. Controls and Procedures, we are currently in the process of remediating these material weaknesses which have not been completed. However, if the corrective actions we have already taken and continue to take do not successfully remediate these material weaknesses in a timely manner, our stock price may decline and we may be required to incur additional costs to improve our internal control systems and procedures.
Risks Relating to Our Common Stock
The market price for our common stock may be volatile
The trading price of our common stock has been volatile and may be subject to wide fluctuations in response to, among other factors, the following:
•	Actual or anticipated variations in our quarterly results;

•	Announcements of new contracts or contract cancellations;

•	Changes in financial estimates by securities analysts;

•	Our ability to meet the expectations of securities analysts;

•	Conditions or trends in the business process outsourcing industry;

•	Changes in the market valuations of other business process outsourcing companies;

•	Developments in countries where we have significant delivery centers, GigaPOPs or operations;

•	The ability of our clients to pay for our services;

•	Other events or factors, many of which are beyond our control.
In addition, the stock market in general, the NASDAQ Global Select Market and the market for BPO providers in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. These broad market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.
You may suffer significant dilution as a result of our outstanding stock options and our equity incentive programs
We have adopted benefit plans for the compensation of our employees and directors under which options to purchase our stock and restricted stock units (“RSUs”) have been and may be granted. Options to purchase approximately 5.0 million shares of our common stock were outstanding at December 31, 2007 of which approximately 3.1 million shares were exercisable. RSUs representing approximately 2.2 million shares were outstanding at December 31, 2007 all of which were unvested. The large number of shares issuable upon exercise of our options and other equity incentive grants to our employees could have a significant depressing effect on the market price of our stock and cause dilution to the earnings per share of our common stock.
Risks Relating to the Review of Our Historical Equity-Based Compensation Practices
The review of our historical equity-based compensation practices, together with the preparation of the restated financial restatements, has consumed a considerable amount of Board member and management time and caused us to incur substantial expenses
The review conducted by our Audit Committee and related accounting and our own internal review of historical equity-based compensation practices and our preparation of restated Consolidated Financial Statements have required us to expend significant Board member and management time, and to incur significant accounting, legal and other expenses. These reviews and the preparation of our financial statements has required numerous meetings of the Audit Committee, the full Board and members of our senior management and diverted attention from the operation of our business. In addition, we have incurred substantial expenses in connection with these reviews, which have had and could continue to have a negative effect on our financial condition, results of operations and cash flows.
The ongoing government inquiries relating to our historical equity-based compensation practices are time consuming and expensive and could result in fines and penalties
Government authorities, including the SEC and the IRS, may conduct ongoing inquiries into our historical equity-based compensation practices.  We have fully cooperated with all government authorities and intend to continue to do so.  The period of time necessary to resolve these inquiries is uncertain, and we cannot predict the outcome of these inquiries or whether we will face additional inquiries or other actions related to our historical equity-based compensation practices. These inquiries may require us to continue to expend significant management time and incur significant accounting, legal and other expenses, and could result in actions seeking, among other things, the payment of fines and penalties.

If we do not maintain compliance with the SEC reporting requirements and the NASDAQ Global Select Market listing requirements, our common stock could be delisted, which could, among other things, reduce the price and liquidity of our common stock
Due to the review of our historical equity-based compensation practices and related accounting, we were not able to file our periodic reports with the SEC on a timely basis and faced the possibility of delisting from NASDAQ. Upon the filing of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, we believe we will have returned to full compliance with SEC and NASDAQ filing requirements. However, if the SEC has comments on these reports (or other reports that we previously filed) that require us to file amended reports, or if we do not file future quarterly and annual reports on a timely basis, our common stock could be delisted from the NASDAQ Global Select Market and would subsequently be transferred to the National Quotation Service Bureau, or “Pink Sheets.” The trading of our common stock on the Pink Sheets could have a material adverse effect on the price and liquidity of our common stock, especially if investors sell our stock to comply with institutional ownership guidelines or to meet margin calls. Moreover, we would be subject to a number of restrictions regarding the registration of our stock under federal securities laws, and we would not be able to issue stock options or other equity awards to our employees or allow them to exercise their outstanding options or other equity awards, which could harm our ability to attract and retain key employees.
We and our officers and directors have been named as parties to a class action lawsuit relating to our historical equity-based compensation practices and resulting restatements, and additional lawsuits may be filed in the future
In connection with our historical equity-based compensation practices and resulting restatements, two securities class action lawsuits were filed against us, certain of our current directors and officers and others. These two class action lawsuits have since been consolidated. There may be additional lawsuits of this nature filed in the future. We cannot predict the outcome of this lawsuit, nor can we predict the amount of time and expense that will be required to resolve this lawsuit. Although we expect the majority of expenses related to the class action lawsuit to be covered by insurance, there can be no assurance that all such expenses will be reimbursed.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In November 2001, the Board of Directors (“Board”) authorized a stock repurchase program to repurchase up to $5 million of our common stock. That plan was subsequently amended by the Board resulting in the authorized repurchase amount increasing to $215 million as of September 30, 2007. On August 5, 2007 the Board approved an additional $50 million of stock repurchases, increasing the authorized repurchase amount to $215 million. The program does not have an expiration date.
During the nine months ended September 30, 2007, we purchased 1.6 million shares for $47.0 million, respectively. There were no purchases in the first quarter of 2007. From inception of the program through September 30, 2007, we have purchased 14.8 million shares for $162.3 million, leaving $52.7 million remaining under the stock repurchase program as of September 30, 2007.

Issuer Purchases of Equity Securities
Following is the detail of the purchases made during the quarter ended September 30, 2007.

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total	Average	Part of Publicly	Yet Be Purchased
	Number of	Price Paid	Announced	Under the Plans
	Shares	per Share	or Plans	or Programs
Period	Purchased	(or Unit)	Programs	(in thousands)
July 1, 2007 - July 31, 2007	306,100	$30.41	306,100	$16,642
August 1, 2007 - August 31, 2007	27,100	$29.69	27,100	$65,837
September 1, 2007 - September 30, 2007	548,400	$24.04	548,400	$52,652

Total	881,600		881,600

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

TELETECH HOLDINGS, INC. (Registrant)
Date: July 16, 2008	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: July 16, 2008	By:	/s/ John R. Troka, Jr.
John R. Troka, Jr.
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)