Form 10-K
period 2007-12-31
TELETECH HOLDINGS INC
filed 2008-07-16
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Registrant’s telephone number, including area code:
(303) 397-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, there were 70,389,172 shares of the registrant’s common stock outstanding. The aggregate market value of the registrant’s voting and non-voting common stock that was held by non-affiliates on such date was $1,204,726,163 based on the closing sale price of the registrant’s common stock on such date as reported on the NASDAQ Global Select Market.

As of July 16, 2008, there were 69,976,836 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
DECEMBER 31, 2007 FORM 10-K

i

EXPLANATORY NOTE

In this Annual Report on Form 10-K for the year ended December 31, 2007, we are restating: (i) our consolidated balance sheet as of December 31, 2006 and our consolidated statements of operations and comprehensive income, statements of stockholders’ equity and statements of cash flows for the years ended December 31, 2006 and December 31, 2005; and (ii) our unaudited quarterly financial information for the first and second quarters of 2007 and for all quarters in our year ended December 31, 2006 (see Note 24 to the Consolidated Financial Statements). Restatement adjustments attributable to fiscal years 1996 through 2004 are reflected as a net adjustment to retained earnings as of January 1, 2005.

Summary of Adjustments

The following summarizes the accounting adjustments for the years 1996 through the second quarter of 2007 (amounts in thousands):

	Pre-Tax Accounting Adjustments
	Equity-Based			Total Pre-Tax	Provision for	Total Accounting
Year Ended December 31,	Compensation	Leases	Other	Adjustments	Income Tax(1)	Adjustments

1996	$763	$132	$–	$895	$(334)	$561
1997	1,776	515	–	2,291	(862)	1,429
1998	2,396	1,552	–	3,948	(1,412)	2,536
1999	12,779	1,112	–	13,891	(5,022)	8,869
2000	26,684	3,022	–	29,706	(9,004)	20,702
2001	5,648	679	10	6,337	(2,354)	3,983
2002	6,105	150	817	7,072	(1,479)	5,593
2003	2,214	492	3	2,709	(4,390)	(1,681)
2004	237	477	(3)	711	(340)	371

Cumulative effect at December 31, 2004	58,602	8,131	827	67,560	(25,197)	42,363
2005	965	(922)	392	435	1,437	1,872
2006	611	(1,437)	(111)	(937)	1,798	861
First quarter 2007	(209)	(75)	(863)	(1,147)	711	(436)
Second quarter 2007	(272)	227	(559)	(604)	1,056	452

Total	$59,697	$5,924	$(314)	$65,307	$(20,195)	$45,112

(1)	In any given year, the Provision for Income Tax may not directly correlate with the amount of total pre-tax accounting adjustments. The provision as shown reflects the tax benefits of the pre-tax accounting adjustments, permanent tax differences, and rate differences for foreign jurisdictions. These benefits are offset in part by changes in deferred tax valuation allowances and other adjustments restating the amount or period in which income taxes were originally recorded.

Equity-Based Compensation Accounting

The restatements arose during and as a result of a voluntary, independent review of our historical equity-based compensation practices and the related accounting conducted by the Audit Committee of our Board of Directors (the “Review”) and an additional review conducted by our management in consultation with our current and former independent auditors. The Review, which was conducted with the assistance of independent, outside legal counsel and outside forensic accounting consultants, covered the accounting for all grants of or modifications to equity awards made to our directors, Section 16 Officers, employees and consultants from the initial public offering (“IPO”) of our common stock in 1996 through August 2007. Based on the Review, we determined that material equity-based compensation expense adjustments were required. The majority of adjustments affected periods prior to 2001. While the Review resulted in the restatement of historical financial periods, the Audit Committee found, among other things, (i) no willful misconduct in connection with our equity compensation granting process; (ii) no evidence of improper conduct by any current member of senior management, any past or present member of the Compensation Committee or any other outside directors; and (iii) no regular or systematic practice of using hindsight to select grant dates.

Under the oversight of the Audit Committee and in consultation with our current and former independent auditors, management conducted its own internal review of our historical equity-based compensation practices and related accounting. Our review covered 4,886 equity awards, including 4,347 equity awards from our IPO in 1996 through August 2007, and 539 pre-IPO grants for subsequent modifications, cancellations and other accounting issues. This internal review, which was a necessary step in the preparation and restatement of our Consolidated Financial Statements, included, among other things, evaluations of our previous accounting for grants of equity-based compensation.

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

The accounting adjustments for equity-based compensation, leases, other accounting and income tax are more fully described in Note 2 to the Consolidated Financial Statements and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

NON-GAAP FINANCIAL MEASURES

In various places throughout this Form 10-K, we use certain financial measures to describe our performance that are not accepted measures under accounting principles generally accepted in the United States (non-GAAP financial measures). We believe such non-GAAP financial measures are informative to the users of our financial information because we use these measures to manage our business. We discuss non-GAAP financial measures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K under the heading Presentation of Non-GAAP Measurements.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated by reference contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, we direct your attention to Item 1. Business, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Item 9A. Controls and Procedures. We intend the forward-looking statements throughout this Form 10-K and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. All projections and statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “will,” “anticipate,” “estimate,” “expect,” “intend” and other words and phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on information available as of the date of this Form 10-K and on numerous assumptions and developments that are not within our control. Although we believe these forward-looking statements are reasonable, we cannot assure you they will turn out to be correct. Actual results could be materially different from our expectations due to a variety of factors, including, but not limited to, the factors identified in this Form 10-K under the captions Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, our other SEC filings and our press releases. We assume no obligation to update: (i) forward-looking statements to reflect actual results or (ii) changes in factors affecting such forward-looking statements.

PART I

ITEM 1.  BUSINESS

Our Business

Over our 26-year history, we have become one of the largest global providers of onshore, offshore and work-from-home business process outsourcing (“BPO”) services with a customer management focus. We help Global 1000 companies enhance their strategic capabilities, improve quality and lower costs by designing, implementing and managing their critical front and back office processes. We provide a 24 x 7, 365 day fully integrated global solution that spans people, process, proprietary technology and infrastructure for governments and private sector clients in the automotive, broadband, cable, financial services, healthcare, logistics, media and entertainment, retail, technology, travel, wireline and wireless industries. As of December 31, 2007, our 53,000 employees provide services from 38,400 workstations across 89 delivery centers in 18 countries. We have approximately 100 global clients, many of whom are in the Global 1000. The Global 1000 is a ranking of the world’s largest companies based on market capitalization. We perform services for many of our clients’ subsidiaries and support approximately 250 unique BPO programs.

We believe BPO is a key enabler of improved business performance as measured by a company’s ability to consistently outperform peers through business and economic cycles. We believe the benefits of BPO include renewed focus on core capabilities, faster time-to-market, streamlined processes, movement from a fixed to variable cost structure, access to global sourcing capabilities, and creation of proprietary best operating practices and technology, all of which contribute to increased customer satisfaction and shareholder returns for our clients.

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

Our Business History

We were founded in 1982 and reorganized as a Delaware corporation in 1994. We completed an initial public offering of our common stock in 1996 and since that time have grown our annual revenue from $183 million to $1.4 billion, representing a compounded annual growth rate (“CAGR”) of 20%.

Substantially all of our revenue comes from BPO services and is reported in our North American and International BPO segments. These services involve the transfer of our clients’ front and back office business processes to our 89 delivery centers or work-from-home associates. We also manage the operations of delivery centers for our clients. Front office services include helping clients acquire, grow, serve and retain their customers. Back office services include managing clients’ critical processes such as products or services provisioning; sales lead generation, fulfillment and sales support; expense, loyalty, reward and supply chain management; claims, collections, loans, payment and warranty processing; Tier 1 through 3, or basic through advanced, technical support; retirement plan administration; data analysis, intelligence and market research; network management; and workforce recruiting, training and scheduling.

Our strategy is to sell our services to clients in G-20 countries while performing an increasing amount of the work in emerging markets where there is a growing pool of high quality, lower cost labor with strong multilingual and technical skills. The G-20 represents 19 of the world’s largest economies, together with the European Union.

Of the 18 countries from which we provide BPO services, eight provide services, partially or entirely, for offshore clients including Argentina, Brazil, Canada, Costa Rica, Malaysia, Mexico, the Philippines and

South Africa. The total workstations in these countries are 24,235, or 63%, of our total delivery capacity. Many of our clients choose a blended strategy whereby they offshore work with us in four to five locations as well as utilize our work-from-home offering. We believe our ability to offer one of the most geographically diverse offshore footprints improves clients’ expansion and servicing flexibility while reducing operational and delivery risk in the event of a service interruption at any one location.

Our offshore revenue is the fastest growing part of our business. In 2007, our offshore revenue grew 37% to $550 million and represented 40% of our total revenue. We believe this makes us one of the largest and most geographically diverse providers of BPO services. We recently expanded into two new emerging markets (Costa Rica and South Africa) and plan to selectively increase the number of offshore markets we operate in over time.

The other ten countries in which we operate provide services for onshore clients including the U.S., Australia, China, England, Germany, New Zealand, Northern Ireland, Scotland, Singapore and Spain. A key part of our future strategy is to perform more services for these clients in offshore locations.

Historical Performance

As summarized below, following our initial public offering in 1996, we experienced double-digit revenue growth through 2000, undertook a business transformation strategy in late 2001 and began realizing the benefits of this transformation in 2004 and going forward. Beginning in 1997, we were one of the first companies to provide BPO services to U.S. clients from delivery centers in Argentina, Canada and Mexico.

Although revenue growth continued at a CAGR of 4.7% from $913 million in 2001 to $1.0 billion in 2003, we experienced net losses during this time period. This was due primarily to the global economic downturn, the dot-com bubble, the September 11, 2001 terrorist attacks and the business transformation we undertook to further strengthen our industry position and future competitiveness. The business transformation redefined our delivery model, reduced our cost structure and improved our competitive and financial position by:

•	Migrating from a decentralized holding company to a centralized operating company to enhance financial and operating disciplines;

•	Centralizing our technology infrastructure and migrating to a 100% IP-based delivery platform;

•	Standardizing our global operational processes and applications;

•	Automating and virtualizing our human capital needs primarily around talent acquisition, training and performance optimization;

•	Improving the efficiency of certain underperforming operations and reducing our selling, general and administrative expenses;

•	Improving pricing or rationalizing the performance of certain underperforming client programs;

•	Investing in sales and client account management;

•	Investing in innovative new solutions to diversify revenue into higher margin offerings, including professional, learning and hosted services;

•	Expanding delivery capabilities with expanded onshore, near-shore, offshore and work-from-home solutions;

•	Reducing long-term debt by nearly $120 million from 2003 to 2004 with cash surpluses and borrowings under our revolving credit facility; and

•	Approving and executing a stock repurchase program.

As a result of this business transformation, from 2005 to 2007, our revenue grew at a CAGR of 12.3% from $1.1 billion to $1.4 billion and diluted earnings per share grew at a CAGR of 42.4% from $0.36 to $0.73. Our operating margin more than doubled to 6.0% in 2007 from 2.9% in 2005.

As of December 31, 2007, we had $91.2 million in cash and cash equivalents and a debt to equity ratio of 17.4%. We generated $42.4 million in free cash flow during 2007 and our cash flows from operations and borrowings under our revolving credit facility have enabled us to fund $61.1 million in capital expenditures. Approximately 80% of our capital expenditures were related to growth primarily in offshore markets with the remaining 20% used for the development and maintenance of our embedded infrastructure.

Our improved financial performance in 2007 resulted from strong growth with both new and existing clients across an expanding array of industry verticals, a 37% growth rate in offshore revenue and the ongoing benefit from our achievement of $120 million in cost reductions from mid-2003 through 2007.

On June 30, 2006, we acquired 100 percent of the outstanding common shares of Direct Alliance Corporation (“DAC”), a provider of e-commerce, professional sales and account management solutions primarily to Fortune 500 companies that sell into and maintain long-standing relationships with small and medium businesses. We acquired DAC for $46.4 million in cash and used borrowings under our revolving credit facility to finance the acquisition. See Note 3 to the Consolidated Financial Statements for additional discussion regarding this acquisition.

On September 27, 2007, Newgen Results Corporation and related companies (hereinafter collectively referred to as “Newgen”) and TeleTech entered into an asset purchase agreement to sell substantially all of the assets and certain liabilities associated with the Database Marketing and Consulting business. This transaction closed on September 28, 2007. The Database Marketing and Consulting business provided outsourced database management, direct marketing and related customer acquisition and retention services for automobile dealerships and manufacturers. See Note 4 to the Consolidated Financial Statements for additional discussion regarding this disposition.

On December 18, 2007, we completed the sale of our Customer Solutions Mauritius subsidiary that owned a 60% equity interest in TeleTech Services India Ltd., our Indian joint venture. See Note 4 to the Consolidated Financial Statements for additional discussion regarding this disposition.

In November 2001, our Board of Directors authorized a $5 million stock repurchase program with the objective of improving stockholder returns. Since then, the Board has steadily increased the amount of funds available to repurchase our common stock to $215 million. In early November 2007, we announced the suspension of repurchases under our stock repurchase program due to our review of historical equity-based compensation practices. During the first three quarters of the year ended December 31, 2007, we purchased 1.6 million shares for $47.0 million. From inception of the program through December 31, 2007, we purchased 14.8 million shares for $162.3 million, leaving $52.7 million remaining under the repurchase program as of December 31, 2007. The program does not have an expiration date.

Our Future Growth Goals and Strategy

We plan to achieve our growth objectives by:

•	Capitalizing on the favorable trends in the global outsourcing environment, which we believe will include more companies that want to:

-	Adopt or increase BPO services;

-	Consolidate outsourcing providers with those that have a solid financial position, capital resources to sustain a long-term relationship and globally diverse delivery capabilities across a broad range of solutions;

-	Modify their approach to outsourcing based on total value delivered versus the lowest priced provider; and

-	Better integrate front and back office processes.

•	Deepening and broadening relationships with existing clients;

•	Winning business with new clients and focusing on targeted high growth industry verticals;

•	Continuing to diversify revenue into higher margin offerings such as professional services, talent acquisition, learning services and our hosted TeleTech OnDemandtm capabilities;

•	Increasing capacity utilization during peak and non-peak hours;

•	Scaling our work-from-home initiative to increase operational flexibility; and

•	Completing select acquisitions that extend our core BPO capabilities or vertical expertise.

Our Market Opportunity

Companies around the world are increasingly realizing that the quality of their customer relationships are critical to maintaining their competitive advantage. This realization has driven companies to increase their focus on developing, managing, growing and continuously enhancing their customer relationships.

Additionally, globalization of the world’s economy continues to accelerate. Businesses are now competing on a global basis due to rapid advances in technology and telecommunications that permit cost-effective real-time global communications and ready access to a highly-skilled global labor force. As a result of these developments, companies have increasingly outsourced business processes to third-party providers in an effort to enhance or maintain their competitive position and increase shareholder value through improved productivity and profitability.

The global BPO industry is large and growing. Based on industry reports, we estimate that companies are spending approximately $6 trillion worldwide on internal and external business processes. International Data Corporation has reported that in 2007 companies outsourced $462 billion of business process services globally. This is projected to grow to $677 billion by 2011, representing a 10% CAGR.

We believe that the global demand for high quality third-party business process services is being fueled by the following trends:

•	Integration of front- and back-office processes to provide an enhanced customer experience. Companies have realized that integrated business processes allow customer needs to be resolved more accurately and efficiently, resulting in higher customer satisfaction, loyalty and sales. By providing a high-quality customer experience, companies can improve their competitive position and continue to grow and retain their customer base.

•	Increasing percentage of company operations being outsourced to the most capable providers. Having experienced success with outsourcing a portion of their business processes, companies are outsourcing a larger percentage of their business processes. Furthermore, companies are outsourcing more complex business processes, recognizing the importance of achieving continuous process improvements and enhanced productivity. To achieve these benefits, companies are consolidating their outsourcing by focusing on third-party providers that have an extensive operating history, global reach, world-class capabilities and an ability to scale and meet their evolving needs.

•	Increasing adoption of outsourcing across a broader group of industries. Early adopters of the BPO trend, such as the media and communications industries, are being joined by companies in the financial services, healthcare, retail and other industries. These companies are beginning to adopt outsourcing to improve their business processes and competitiveness.

•	Focusing on speed-to-market by companies launching new products or entering new geographic locations. As companies broaden their product offerings and seek to enter new emerging markets, they are looking for outsourcing providers that can give them speed-to-market while reducing their capital and operating risk. To achieve these benefits, companies are seeking service providers with an extensive operating history, an established global footprint and the financial strength to invest in innovation to deliver more strategic capabilities and the ability to scale and meet customer demands quickly.

Our Business Overview

We help Global 1000 clients improve front and back office business processes while increasing customer satisfaction. We manage our clients’ outsourcing needs with the primary goal of delivering a high-quality customer experience while also reducing their total delivery costs.

Our solutions provide access to skilled people in 18 countries using standardized operating processes and a centralized delivery platform to:

•	Design, implement and manage industry-specific end-to-end back office processes to achieve efficient and effective global service delivery for discrete or multiple back office requirements;

•	Manage the customer lifecycle, from acquiring and on-boarding through support and retention;

•	Support field sales teams and manage sales relationships with small and medium-sized businesses;

•	Design, implement and manage e-commerce portals;

•	Provide a suite of pre-integrated TeleTech OnDemandtm business process applications through a monthly license subscription;

•	Offer infrastructure deployment, including the development of data and BPO delivery centers;

•	License tools within our human capital suite including talent acquisition, learning services and performance optimization for use in clients’ internal operations; and

•	Offer professional consulting services in each of the above areas.

Our Competitive Strengths

Entering a business services outsourcing relationship is typically a long-term strategic commitment for companies. The outsourced processes are usually complex and require a high degree of customization and integration with a client’s core operations. Accordingly, our clients tend to enter long-term contracts which provide us with a more predictable revenue stream. In addition, we have high levels of client retention due to our operational excellence and ability to meet our clients’ outsourcing objectives, as well as the significant transition costs required to exit the relationship. Our client retention in both 2007 and 2006 was 93%.

We believe that our clients select us because of our:

•	Industry reputation and our position as one of the largest industry providers with 26 years of expertise in delivering complex BPO solutions across targeted industries;

•	Ability to scale infrastructure and employees worldwide using globally deployed best practices to ensure a consistent, high-quality service;

•	Ability to optimize the performance of our workforce through proprietary hiring, training and performance optimization tools; and

•	Commitment to continued product and services innovation to further the strategic capabilities of our clients.

We believe that technological excellence, best operating practices and innovative human capital strategies that can scale globally are key elements to our continued industry leadership.

Technological Excellence

Over the past five years, we have measurably transformed our technology platform by moving to a secure, private, 100% internet protocol (“IP”) based infrastructure. This transformation has enabled us to centralize and standardize our worldwide delivery capabilities resulting in improved quality of delivery for our clients along with lower capital and information technology (“IT”) operating costs.

The foundation of this platform is our four IP hosting centers known as TeleTech GigaPOPs®, which are located on three continents. These centers provide a fully integrated suite of voice and data routing, work force management, quality monitoring, storage and business analytic capabilities. This enables anywhere to anywhere, real-time processing of our clients’ business needs from any location around the globe and is the foundation for new, innovative offerings including TeleTech OnDemandtm, TeleTech@Home and our suite of human capital solutions. This hub and spoke model enables us to provide our services at the lowest cost while increasing scalability, reliability, redundancy, asset utilization and the diversity of our service offerings.

Prior to this technology transformation, each of our delivery centers had a significant investment in disparate hardware and software maintained by on-site IT staff, which was costly to operate and maintain and did not provide the level of reliability or redundancy we now provide.

To ensure high end-to-end security and reliability of this critical infrastructure, we monitor and manage the TeleTech GigaPOPs 24 x 7, 365 days per year from several strategically located state-of-the-art Global Command Centers.

Our technology innovations have resulted in the filing of more than 20 intellectual property patent applications.

Globally Deployed Best Operating Practices

Globally deployed best operating practices assure that we can deliver a consistent, scalable, high-quality experience to our clients’ customers from any of our 89 delivery centers or work-from-home associates around the world. Standardized processes include our approach to attracting, screening, hiring, training, scheduling, evaluating, coaching and maximizing associate performance to meet our clients’ needs. We provide real-time reporting on performance across the globe to ensure consistency of delivery. In addition, this information provides valuable insight into what is driving customer inquiries, enabling us to proactively recommend process changes to our clients to optimize their customers’ experience.

Innovative Human Capital Strategies

To effectively manage and leverage our human capital requirements, we have developed a proprietary suite of business processes, software tools and client engagement guidelines that work together to improve performance for our clients while enabling us to reduce time to hire, decrease employee turnover and improve time-to-service and quality of performance.

The three primary components of our human capital platform – Talent Acquisition, Learning Services and Performance Optimization – combine to form a powerful and flexible management system to streamline and standardize operations across our global delivery centers. These three components work to allow us to make better hires, improve training quality and provide real-time feedback and incentives for performance.

Several of our clients have licensed portions of the above components, thereby providing an additional opportunity to diversify our revenue into higher-margin offerings.

Innovative New Revenue Opportunities

We continue to develop other innovative services that leverage our investment in a centralized and standardized delivery platform to meet our clients’ needs, and we believe that these solutions will represent a growing percentage of our future revenue.

TeleTech OnDemandtm

TeleTech OnDemandtm delivers a fully-integrated suite of best-in-class business process applications on a hosted (software as a service) basis, providing streamlined delivery center technology, knowledge and services. This allows our clients to empower their associates with the same technology and best practices we use internally on a monthly subscription license model. With TeleTech OnDemandtm, there is no need for our clients to license software, purchase on-premise hardware, or staff up to provide ongoing technology support.

Our TeleTech OnDemandtm solutions are easy to implement and scale seamlessly to support business growth, encompassing the full breadth of business process operations including: Interaction Routing, Self-Service, Employee Desktop Management, Business Intelligence and Performance Management. Because they are based on our rigorous first-hand use, our hosted services are proven, reliable, scalable and continually refined and expanded.

TeleTech@Home

Our dispersed workforce solution enables employees to work out of their home while accessing the same proprietary training, workflow, reporting and quality tools as our delivery center associates. TeleTech@Home associates are TeleTech employees – not independent contractors – providing a strong cultural fit, seamless workforce control and high levels of job satisfaction. Our TeleTech@Home solution utilizes our highly scalable and centralized technical architecture and enables secure access, monitoring and reporting for our Global 1000 clients.

Features of the new TeleTech@Home offering include:

•	Outstanding quality, low employee turnover, high call resolution and superior sales and customer management performance;

•	Greater flexibility and scalability through the benefit of dispersed geography and proven processes;

•	Ability to reach a new and talented employee pool that includes licensed and certified professionals in a variety of industries with multiple years of experience; and

•	Access to a unique and flexible employee population that includes stay-at-home parents, workers with physical challenges that make office commuting undesirable, rural workers and workers in highly technical urban centers.

Clients

In 2007, we had one client that represented more than 10% of our total annual revenue. Sprint Nextel represented 15% of total revenue in 2007. Our top five and ten clients represented 40% and 59% of total revenue, respectively.

Certain of our communications clients, which represent approximately 20% of our total annual revenue, also provide us with telecommunication services through transactions that are negotiated at different times and with different legal entities. We believe each of these supplier contracts is negotiated on an arm’s-length basis and that the terms are substantially the same as those that have been negotiated with unrelated vendors. Expenditures under these supplier contracts represent less than one percent of total costs.

Competition

We compete with the in-house business process operations of our current and potential clients. We also compete with certain companies that provide BPO services including: Accenture Ltd.; APAC Customer Services, Inc.; Convergys Corporation; Computer Sciences Corp.; Electronic Data Systems Corporation; International Business Machines Corp.; Teleperformance; Sitel Corporation; Sykes Enterprises Incorporated and West Corporation, among others. We work with Accenture, Computer Sciences Corporation and IBM on a sub-contract basis and approximately 20% of our total revenue is generated from these system integrator relationships.

We compete primarily on the basis of our 26 years of experience, our global locations, our quality and scope of services, our speed and flexibility of implementation, our technological expertise, and our price and contractual terms. A number of competitors may have different capabilities and resources than ours.

Additionally, niche providers or new entrants could capture a segment of the market by developing new systems or services that could impact our market potential.

Seasonality

Historically, we experience a seasonal increase in revenue in the fourth quarter related to higher volumes from clients primarily in the healthcare, package delivery, retail and other industries with seasonal businesses. Also, our operating margins in the first quarter are impacted by higher payroll-related taxes with our global workforce.

Periodically, we earn a significant amount of unanticipated quarterly revenue in conjunction with government-sponsored disaster relief programs. For example, we earned a significant amount of revenue during the third and fourth quarters of 2005 from a short-term U.S. Government program to provide disaster relief services to hurricane victims in the U.S.

Database Marketing and Consulting Business

This segment represented 1% of total revenue in 2007 and provided outsourced database and marketing services for primarily U.S.-based automotive dealerships and manufacturers to generate and qualify sales leads and to schedule, remind and follow up on customer service appointments. Other services included email campaign management, event marketing, Internet-based appointment setting, lead qualification and related customer acquisition and retention services utilizing email, direct mail and phone-based services.

On September 27, 2007, Newgen and TeleTech entered into an asset purchase agreement to sell substantially all of the assets and certain liabilities associated with the Database Marketing and Consulting business. This transaction closed on September 28, 2007. See Note 4 to the Consolidated Financial Statements for additional information regarding this disposition.

Employees

As of December 31, 2007, we had approximately 53,000 employees in 18 countries. Approximately 84% of these employees held full-time positions and 75% were located outside of the U.S. We have approximately 14,500 employees outside the U.S. and Canada covered by collective bargaining agreements. In most cases, the collective bargaining agreements are mandated under national labor laws, including our employees in the following countries:

•	In Argentina, approximately 4,100 employees are covered by an industry-wide collective bargaining agreement with the Confederation of Commerce Employees that expires annually in March 2009;

•	In Brazil, approximately 3,200 employees are covered by industry-wide collective bargaining agreements with Sintratel and SintelMark that expire in May 2009;

•	In Mexico, we have approximately 3,700 employees covered by an industry-wide collective bargaining agreement with the Federacion Obrero Sindicalista that expires in December 2008; and

•	In Spain, we have approximately 3,500 employees covered by industry-wide collective bargaining agreements with COMFIA-CCOO and FES-UGT that expire in December 2009.

We anticipate that these agreements will be renewed and that any renewals will not impact us in a manner materially different from all other companies covered by such industry-wide agreements. In New Zealand, we have approximately 150 employees that have identified themselves as members of the Engineering, Printing & Manufacturing Union, but there is no collective bargaining agreement in place covering these employees. In Australia and the United Kingdom, we have approximately 100 employees that have identified themselves as being members of unions, but there is no collective bargaining agreement in place covering these employees. We believe that our relations with our employees and unions are satisfactory. We have not experienced any significant work stoppages in our ongoing business.

Intellectual Property & Proprietary Technology

Our success is partially dependent upon certain proprietary technologies and core intellectual property. We have a number of pending patent applications in the U.S. and foreign countries. Our technology is also protected under copyright laws. Additionally, we rely on trade secret protection and confidentiality and proprietary information agreements to protect our proprietary technology. We have trademarks or registered trademarks in the U.S. and other countries, including TELETECH®, the TELETECH GLOBE Design, TELETECH GIGAPOP®, TELETECH GLOBAL VENTURES®, HIREPOINT®, VISAPOINT®, IDENTIFY!®, IDENTIFY! PLUS®, INCULTURE®, TOTAL DELIVERED VALUE® and YOUR CUSTOMER MANAGEMENT PARTNER®. We believe that several of our trademarks are of material importance. Some of our proprietary technology is licensed to others under corresponding license agreements. Some of our technology is licensed from others. While our competitive position could be affected by our ability to protect our intellectual property, we believe that we have generally taken commercially reasonable steps to protect our intellectual property.

Our Corporate Information

Our principal executive offices are located at 9197 South Peoria Street, Englewood, Colorado 80112 and the telephone number at that address is (303) 397-8100. Electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are available free of charge by (i) visiting the “Investors” section of our website at http://www.teletech.com or (ii) sending a written request to Investor Relations at our corporate headquarters or to investor.relations@teletech.com. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Information on our website is not incorporated by reference into this report.

ITEM 1A.  RISK FACTORS

In evaluating our business, you should carefully consider the risks and uncertainties discussed in this section, in addition to the other information presented in this Annual Report on Form 10-K. The risks and uncertainties described below may not be the only risks that we face. If any of these risks or uncertainties actually occurs, our business, financial condition or results of operation could be materially adversely affected and the market price of our common stock may decline.

Risks Relating to Our Business

A large portion of our revenue is generated from a limited number of clients, and the loss of one or more of our clients could cause a reduction in our revenue and operating results

We rely on strategic, long-term relationships with large, global companies in targeted industries. As a result, we derive a substantial portion of our revenue from relatively few clients. Our five largest clients collectively represented 40% of revenue in 2007 and 42% of revenue in 2006. Our ten largest clients represented 59% of revenue in 2007 and 61% of revenue in 2006. One of our clients, Sprint Nextel, represented 15% of our revenue in 2007 and 16% of our revenue in 2006. Sprint Nextel was the only client that represented over 10% of our revenue during these periods.

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

Our business may be affected by risks associated with international operations and expansion

An important component of our growth strategy is continued international expansion. There are certain risks inherent with conducting international business, including but not limited to:

•	Management of personnel overseas;

•	Longer payment cycles;

•	Difficulties in accounts receivable collections;

•	Foreign currency exchange rates;

•	Difficulties in complying with foreign laws;

•	Unexpected changes in regulatory requirements;

•	Political and social instability, as demonstrated by terrorist threats, regime change, increasing tension in the Middle East and other countries and the resulting need for enhanced security measures; and

•	Potentially adverse tax consequences.

Any one or more of these or other factors could have a material adverse effect on our international operations and, consequently, on our business, financial condition, results of operations and cash flows. There can be no assurance that we will be able to manage our international operations successfully.

Our financial results may be impacted by foreign currency exchange risk

We serve an increasing number of our clients from delivery centers in other countries including Argentina, Brazil, Canada, Costa Rica, Malaysia, Mexico, the Philippines and South Africa. Contracts with these clients are typically priced, invoiced, and paid in U.S. dollars while the costs incurred to operate these delivery centers are denominated in the functional currency of the applicable non-U.S.-based contracting subsidiary. Therefore, fluctuations between the currencies of the contracting and operating subsidiary present foreign currency exchange risks.

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

For example, the U.S. dollar has weakened against many foreign currencies over the past two years. If the U.S. dollar continues to devalue, the financial results of certain operating subsidiaries (and hence TeleTech upon consolidation) will be negatively affected. While our hedging strategy effectively offset a portion of these foreign currency changes during 2006 and 2007, there can be no assurance that we will continue to successfully hedge this foreign currency exchange risk or that the value of the U.S. dollar will not materially weaken. If we fail to manage our foreign currency exchange risk, our business, financial condition, results of operations and cash flows could be adversely affected.

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

If we fail to recruit, hire, train and retain key executives or qualified employees, our business will be adversely affected

Our business is labor intensive and places significant importance on our ability to recruit, train, and retain qualified personnel. We generally experience high employee turnover and are continuously required to recruit and train replacement personnel as a result of a changing and expanding work force. Demand for qualified technical professionals conversant in multiple languages, including English, and/or certain technologies may exceed supply, as new and additional skills are required to keep pace with evolving technologies. In addition, certain delivery centers are located in geographic areas with relatively low unemployment rates, which could make it more costly to hire qualified personnel. Our ability to locate and train employees is critical to achieving our growth objective. Our inability to attract and retain qualified personnel or an increase in wages or other costs of attracting, training, or retaining qualified personnel could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In addition, negotiation of potential acquisitions and the resulting integration of acquired businesses, products, or technologies, could divert management’s time and resources. Future acquisitions could cause us to issue dilutive equity or incur debt, contingent liabilities, additional amortization charges from intangible assets, asset impairment charges, or write-off charges for in-process research and development and other indefinite-lived intangible assets that could adversely affect our business, financial condition, results of operations and cash flows.

We face risks relating to our completed and continued actions to remediate the weaknesses in our financial reporting and disclosure controls, which could result in a material misstatement of our consolidated financial statements and have a material adverse effect on our operating results and stock price

As a result of issues identified during the recently completed Audit Committee Review and related accounting, as well as our internal review, management has identified deficiencies in our control environment that constitute material weaknesses and, consequently, has concluded that our internal control over financial reporting was not effective at December 31, 2007. As discussed below under the caption Item 9A. Controls and Procedures, we are currently in the process of remediating these material weaknesses which have not been completed. However, if the corrective actions we have already taken and continue to take do not successfully remediate these material weaknesses in a timely manner, our stock price may decline and we may be required to incur additional costs to improve our internal control systems and procedures.

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

If we do not maintain compliance with the SEC reporting requirements and the NASDAQ Global Select Market listing requirements, our common stock could be delisted, which could, among other things, reduce the price and liquidity of our common stock

Due to the review of our historical equity-based compensation practices and related accounting, we were not able to file our periodic reports with the SEC on a timely basis and faced the possibility of delisting from NASDAQ. Upon the filing of this Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2007 and March 31, 2008, we believe we will have returned to full compliance with SEC and NASDAQ filing requirements. However, if the SEC has comments on these reports (or other reports that we previously filed) that require us to file amended reports, or if we do not file future quarterly and annual reports on a timely basis, our common stock could be delisted from the NASDAQ Global Select Market and would subsequently be transferred to the National Quotation Service Bureau, or “Pink

Sheets.” The trading of our common stock on the Pink Sheets could have a material adverse effect on the price and liquidity of our common stock, especially if investors sell our stock to comply with institutional ownership guidelines or to meet margin calls. Moreover, we would be subject to a number of restrictions regarding the registration of our stock under federal securities laws, and we would not be able to issue stock options or other equity awards to our employees or allow them to exercise their outstanding options or other equity awards, which could harm our ability to attract and retain key employees.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2007 fiscal year that remain unresolved.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in Englewood, Colorado. In February 2003, we purchased our corporate headquarters building, which consists of approximately 264,000 square feet of office space, including furniture and fixtures, for $38.3 million.

As of December 31, 2007, excluding delivery centers we have exited, we operated 89 delivery centers that are classified as follows:

•	Multi-Client Center – We lease space for these centers and serve multiple clients in each facility;

•	Managed Center – These facilities are leased or owned by our clients and we staff and manage these sites on behalf of our clients in accordance with facility management contracts; and

•	Dedicated Center – We lease space for these centers and dedicate the entire facility to one client.

As of December 31, 2007, our delivery centers were located in the following countries:

	Multi-Client	Managed	Dedicated	Total Number of
	Centers	Centers	Centers	Delivery Centers

Argentina	6	2	–	8
Australia	5	2	1	8
Brazil	2	2	–	4
Canada	4	1	7	12
China	1	1	–	2
Costa Rica	1	–	–	1
England	–	1	–	1
Germany	–	1	–	1
Malaysia	1	–	–	1
Mexico	3	–	–	3
New Zealand	1	2	–	3
Northern Ireland	1	–	–	1
Philippines	10	–	–	10
Scotland	–	3	1	4
Singapore	–	1	–	1
Spain	4	4	1	9
U.S.	6	9	5	20

Total	45	29	15	89

The leases for all of our delivery centers have remaining terms ranging from one to 14 years and generally contain renewal options. We believe that our existing delivery centers are suitable and adequate for our current operations, and we have plans to build additional centers to accommodate future business.

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

NASDAQ Delisting Proceedings

We did not timely file with the SEC our Form 10-Q for the quarters ended September 30, 2007 and March 31, 2008 in addition to this Form 10-K as a result of the review of our historical equity-based compensation practices and the resulting restatements of previously issued financial statements. As a result, we received three NASDAQ Staff Determination notices, dated November 14, 2007, March 5, 2008 and May 15, 2008, stating that we are not in compliance with NASDAQ Marketplace Rule 4310(c)(14) and, therefore, we are subject to potential delisting from the NASDAQ Global Select Market. We appealed the NASDAQ Staff’s November 14, 2007 delisting notice and, ultimately, the NASDAQ Listing and Hearing Review Council requested that we provide an update on our efforts to file the delayed periodic reports by May 30, 2008. We provided that update on May 30, 2008.

Upon the filing of this Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2007 and March 31, 2008, we believe we have returned to full compliance with SEC and NASDAQ filing requirements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of our year ended December 31, 2007.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TTEC.” The following table sets fourth the range of the high and low sales prices per share of the common stock for the quarters indicated as reported on the NASDAQ Global Select Market:

	High	Low

Fourth Quarter 2007	$27.43	$18.76
Third Quarter 2007	$35.24	$22.75
Second Quarter 2007	$40.41	$30.05
First Quarter 2007	$37.52	$23.34

Fourth Quarter 2006	$24.12	$14.78
Third Quarter 2006	$16.14	$10.72
Second Quarter 2006	$13.88	$10.93
First Quarter 2006	$13.08	$10.90

As of June 20, 2008, we had approximately 565 holders of record of our common stock. We have never declared or paid any dividends on our common stock and we do not expect to do so in the foreseeable future.

Stock Repurchase Program

In November 2001, our Board initially authorized a $5 million stock repurchase program with the objective of improving stockholder returns. Since then, the Board has steadily increased the amount of funds available to repurchase common stock to $215 million. In early November 2007, we announced the suspension of repurchases under our stock repurchase program due to our voluntary, independent review of historical equity-based compensation practices and related accounting. During the first three quarters of the year ended December 31, 2007, we purchased 1.6 million shares for $46.7 million. From inception of the program through 2007, we have purchased 14.8 million shares for $162.3 million, leaving $52.7 million remaining under the repurchase program as of December 31, 2007. The program does not have an expiration date. There were no purchases of equity securities during the fourth quarter of 2007.

Stock Performance Graph

The graph depicted below compares the performance of TeleTech common stock with the performance of the NASDAQ Composite Index; the Russell 2000 Index; and a customized peer group over the period beginning on December 31, 2002 and ending on December 31, 2007. The peer group is composed of APAC Customer Services Inc., Convergys Corporation, Sykes Enterprises, Incorporated and Electronic Data Systems Corporation. In prior years, our peer group also included Sitel Corporation and West Corporation. These two companies are no longer included in our peer group because their common stock is no longer publicly traded. The graph assumes that $100 was invested on December 31, 2002 in our common stock and in each comparison index, and that all dividends were reinvested. We have not declared any dividends on our common stock. Stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Based on investment of $100 on December 31, 2002

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

TeleTech Holdings, Inc.	$100	$156	$133	$166	$329	$293
NASDAQ Composite Index	100	150	165	169	188	205
Russell 2000 Index	100	147	174	182	216	212
Peer Group	100	134	125	134	163	122

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the related notes appearing elsewhere in this Form 10-K.

We have restated the selected financial data presented in this report. The results of the restatement are described in the Explanatory Note to this Form 10-K, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to our Consolidated Financial Statements in this Form 10-K.

	Year Ended December 31,
	2007		2006		2005		2004		2003
			As restated		As restated		As restated		As restated

Statement of Operations Data
Revenue	$1,369,632		$1,210,753		$1,085,903		$1,052,690		$1,001,128
Cost of services	(1,001,459)		(882,809)		(809,059	)(5)	(772,573)		(762,685)
Selling, general and administrative	(207,528)		(199,995)		(183,111)		(165,533)		(152,083)
Depreciation and amortization	(55,953)		(51,989)		(54,412)		(61,147)		(60,059)
Other operating expenses	(22,904	)(1)	(2,195	)(3)	(7,384	)(6)	(4,693	)(8)	(10,631	)(10)

Income from operations	81,788		73,765		31,937		48,744		15,670
Other income (expense)	(6,437	)(2)	(4,442)		(156)		(15,250	)(9)	(13,021)
Provision for income taxes	(19,562)		(16,474	)(4)	(3,953	)(7)	(9,124)		(30,469	)(11)
Minority Interest	(2,686)		(1,868)		(1,542)		(738)		(1,003)

Net income (loss)	$53,103		$50,981		$26,286		$23,632		$(28,823)

Weighed average shares outstanding
Basic	70,228		69,184		72,121		74,751		74,206
Diluted	72,638		69,869		73,134		75,637		74,206
Net income (loss) per share
Basic	$0.76		$0.74		$0.36		$0.32		$(0.39)
Diluted	$0.73		$0.73		$0.36		$0.31		$(0.39)

(1)	Includes the following items: $13.4 million charge related to the impairment of goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”); $2.2 million charge related to the impairment of property and equipment in accordance with SFAS 144; $3.8 million charge related to reductions in force and $4.0 million charge related to facility exit charges in accordance with SFAS 146; $0.7 million benefit related to the revised estimates of restructuring charges; and $11.5 charge related to the costs of the Company’s review of its equity based compensation practices.

(2)	Includes the following items: $6.1 million charge related to the sale of assets in accordance with SFAS 144, $7.0 million benefit related to the sale of assets in accordance with SFAS 144; and $2.2 million benefit related to the execution of a software and intellectual property license agreement.

(3)	Includes the following items: $1.1 million charge related to reductions in force; $0.8 million related to facility exit costs in accordance with SFAS 146; $0.6 million charge related to the impairment of property and equipment in accordance with SFAS 144; and $3.6 million benefit due to revised estimates of self-insurance accruals.

(4)	Includes the following items: $4.5 million benefit due to the reversal of income tax valuation allowance for Spain; $1.2 million benefit due to the reversal of income tax valuation allowance for Argentina; and $3.3 million benefit due to the EHI loss carryforward.

(5)	Includes the following item: $2.0 million benefit due to revised estimates of self-insurance accruals.

(6)	Includes the following items: $2.1 million charge related to the impairment of property and equipment in accordance with SFAS 144; $2.1 million charge related to reductions in force;

$2.0 million charge related to facility exit charges in accordance with SFAS 146; $0.6 million impairment loss related to a decision to exit a lease early and to discontinue use of certain software; $1.0 million benefit due to revised estimates of self-insurance accrual; and $0.5 million benefit related to revised estimates of restructuring and impairment charges.

(7)	Includes the following items: $1.4 million benefit due to the reversal of income tax valuation allowance for Argentina; $1.4 million benefit due to the reversal of income tax valuation allowance for Brazil; $9.9 million benefit due to the reversal of U.S. income tax valuation allowance; and $3.7 million charge related to the repatriation of foreign earnings under a Qualified Domestic Reinvestment Plan.

(8)	Includes the following items: $2.6 million charge related to the impairment of property and equipment in accordance with SFAS 144; $2.1 million charge related to a reduction in workforce and facility exit charges under SFAS 146; and $1.9 million reversal of part of the sales and use tax liability.

(9)	Includes the following items: $7.6 million one-time charge related to restructuring of our long-term debt; and $2.8 million one-time charge related to the termination of an interest rate swap agreement.

(10)	Includes the following items: $7.0 million charge related to the impairment of property and equipment; $5.6 million charge related to a reduction in force and facility exit charges; and $1.9 million benefit related to revised estimates of restructuring charges.

(11)	Includes the following item: $30.9 million charge primarily for the impairment of deferred tax assets.

The following Balance Sheet data as of December 31, 2007 and 2006, and the Statement of Operations data for the years ended December 31, 2007, 2006 and 2005 are derived from our audited financial statements included in Part II, Item 8. Financial Statements and Supplementary Data. The data for the remaining periods are derived from our books and records for the respective periods.

The following is a summary of selected financial data as of and for the year ended December 31, 2007 and the impact of the restatement and a comparison to the amounts originally reported as of and for the years ended December 31, 2006, 2005, 2004 and 2003, respectively:

	Year Ended
		December 31, 2006
	December 31,	As Previously
	2007	Reported	Adjustments	As restated

Statement of Operations Data
Revenue	$1,369,632	$1,211,297	$(544)	$1,210,753
Cost of services	(1,001,459)	(885,602)	2,793	(882,809)
Selling, general and administrative	(207,528)	(199,226)	(769)	(199,995)
Depreciation and amortization	(55,953)	(51,429)	(560)	(51,989)
Other operating expenses	(22,904)	(2,195)	–	(2,195)

Income from operations	81,788	72,845	920	73,765
Other income (expense)	(6,437)	(4,459)	17	(4,442)
Provision for income taxes	(19,562)	(14,676)	(1,798)	(16,474)
Minority interest	(2,686)	(1,868)	–	(1,868)

Net income (loss)	$53,103	$51,842	$(861)	$50,981

Weighted average shares outstanding
Basic	70,228	69,184	–	69,184
Diluted	72,638	70,615	(746)	69,869
Net income (loss) per share
Basic	$0.76	$0.75	$(0.01)	$0.74
Diluted	$0.73	$0.73	$(0.00)	$0.73

	As of
	December 31,
	2007	December 31, 2006
		As Previously
		Reported	Adjustments	As Restated

Balance Sheet Data
Total assets	$760,295	$658,716	$5,705	$664,421
Total current liabilities	$186,810	$182,015	$2,015	$184,030
Total long-term liabilities	$118,729	$107,417	$4,383	$111,800
Total stockholders’ equity	$451,201	$363,407	$(693)	$362,714

	Year Ended December 31, 2005
	As Previously
	Reported	Adjustments	As Restated

Statement of Operations Data
Revenue	$1,086,673	$(770)	$1,085,903
Cost of services	(812,174)	3,115	(809,059)
Selling, general and administrative	(182,262)	(849)	(183,111)
Depreciation and amortization	(53,317)	(1,095)	(54,412)
Other operating expenses	(7,384)	–	(7,384)

Income from operations	31,536	401	31,937
Other income (expense)	680	(836)	(156)
Provision for income taxes	(2,516)	(1,437)	(3,953)
Minority interest	(1,542)	–	(1,542)

Net income (loss)	$28,158	$(1,872)	$26,286

Weighted average shares outstanding
Basic	72,121	–	72,121
Diluted	73,631	(497)	73,134
Net income (loss) per share
Basic	$0.39	$(0.03)	$0.36
Diluted	$0.38	$(0.02)	$0.36

	As of December 31, 2005
	As Previously
	Reported	Adjustments	As Restated

Balance Sheet Data
Total assets	$522,172	$5,801	$527,973
Total current liabilities	$160,915	$(3,194)	$157,721
Total long-term liabilities	$61,339	$7,307	$68,646
Total stockholders’ equity	$293,374	$1,689	$295,063

	Year Ended December 31, 2004
	As Previously
	Reported	Adjustments	As Restated

Statement of Operations Data
Revenue	$1,052,690	$–	$1,052,690
Cost of services	(774,521)	1,948	(772,573)
Selling, general and administrative	(165,630)	97	(165,533)
Depreciation and amortization	(59,378)	(1,769)	(61,147)
Other operating expenses	(4,693)	–	(4,693)

Income from operations	48,468	276	48,744
Other income (expense)	(14,263)	(987)	(15,250)
Provision for income taxes	(9,464)	340	(9,124)
Minority interest	(738)	–	(738)

Net income (loss)	$24,003	$(371)	$23,632

Weighted average shares outstanding
Basic	74,751	–	74,751
Diluted	76,109	(472)	75,637
Net income (loss) per share
Basic	$0.32	$–	$0.32
Diluted	$0.32	$(0.01)	$0.31

	As of December 31, 2004
	As Previously
	Reported	Adjustments	As Restated

Balance Sheet Data
Total assets	$496,795	$2,772	$499,567
Total current liabilities	$136,192	$(4,741)	$131,451
Total long-term liabilities	$30,186	$6,619	$36,805
Total stockholders’ equity	$322,545	$894	$323,439

	Year Ended December 31, 2003
	As Previously
	Reported	Adjustments	As Restated

Statement of Operations Data
Revenue	$1,001,128	$–	$1,001,128
Cost of services	(764,687)	2,002	(762,685)
Selling, general and administrative	(149,860)	(2,223)	(152,083)
Depreciation and amortization	(58,596)	(1,463)	(60,059)
Other operating expenses	(10,631)	–	(10,631)

Income from operations	17,354	(1,684)	15,670
Other income (expense)	(11,996)	(1,025)	(13,021)
Provision for income taxes	(34,859)	4,390	(30,469)
Minority interest	(1,003)	–	(1,003)

Net income (loss)	$(30,504)	$1,681	$(28,823)

Weighted average shares outstanding
Basic	74,206	–	74,206
Diluted	74,206	–	74,206
Net income (loss) per share
Basic	$(0.41)	$0.02	$(0.39)
Diluted	$(0.41)	$0.02	$(0.39)

	As of December 31, 2003
	As Previously
	Reported	Adjustments	As Restated

Balance Sheet Data
Total assets	$554,816	$20,198	$575,014
Total current liabilities	$139,751	$3,009	$142,760
Total long-term liabilities	$120,370	$15,892	$136,262
Total stockholders’ equity	$285,512	$1,298	$286,810

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

TeleTech is one of the largest and most geographically diverse global providers of business process outsourcing solutions. We have a 26-year history of designing, implementing and managing critical business processes for Global 1000 companies to help them improve their customers’ experience, expand their strategic capabilities and increase their operating efficiencies. By delivering a high-quality customer experience through the effective integration of customer-facing, front-office processes with internal back-office processes, we enable our clients to better serve, grow and retain their customer base. We have developed deep vertical industry expertise and support approximately 250 business process outsourcing programs serving 100 global clients in the automotive, broadband, cable, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel, wireline and wireless industries.

As globalization of the world’s economy continues to accelerate, businesses are increasingly competing on a worldwide basis due to rapid advances in technology and telecommunications that permit cost-effective real-time global communications and ready access to a highly-skilled global labor force. As a result of these developments, companies have increasingly outsourced business processes to third-

party providers in an effort to enhance or maintain their competitive position and increase shareholder value through improved productivity and profitability.

We believe that the global demand for our services is being fueled by the following trends:

•	Integration of front and back office business processes to provide an enhanced customer experience. Companies have realized that integrated business processes allow customer needs to be met more quickly and efficiently. This integration results in higher customer satisfaction and brand loyalty and thereby improves their competitive position.

•	Increasing percentage of company operations being outsourced to most capable third-party providers. Having experienced success with outsourcing a portion of their business processes, companies are increasingly outsourcing a larger percentage of this work. To achieve these benefits, companies are consolidating their business processes with third-party providers that have an extensive operating history, global reach, world-class capabilities and an ability to scale to meet their evolving needs.

•	Increasing adoption of outsourcing across broader groups of industries. Early adopters of the business process outsourcing trend, such as the media and communications industries, are being joined by companies in other industries, including healthcare, retailing and financial services. These companies are beginning to adopt outsourcing to improve their business processes and competitiveness.

•	Focus on speed-to-market by companies launching new products or entering new geographic locations. As companies broaden their product offerings and seek to enter new emerging markets, they are looking for outsourcing providers that can provide speed-to-market while reducing their capital and operating risk. To achieve these benefits, companies are seeking BPO providers with an extensive operating history, an established global footprint and the financial strength to invest in innovation to deliver more strategic capabilities and the ability to scale and meet customer demands quickly.

Our Strategy

Our objective is to become the world’s largest, most technologically advanced and innovative provider of onshore, offshore and work-from-home BPO solutions. Companies within the Global 1000 are our primary client targets due to their size, focus on outsourcing and desire for the global, scalable integrated process solutions that we offer. We have developed, and continue to invest in, a broad set of capabilities designed to serve this growing client need. We aim to further improve our competitive position by investing in a growing suite of new and innovative business process services across our targeted industries.

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

Our 2007 Financial Results

In 2007, our revenue grew 13.1% over 2006 to $1,370 million. Our income from operations grew 10.9% to $81.8 million in 2007 from $73.8 million in 2006. Income from operations in 2007 included $22.9 million of asset impairment and restructuring charges primarily related to the disposal of our Database Marketing and Consulting business and $11.5 million of selling, general and administrative charges associated with the restatement of our historic financial statements. Excluding both of these charges which totaled $34.4 million, our income from operations in 2007 increased 57.5% to $116.2 million or 8.5% of revenue from $73.8 million or 6.1% of revenue in 2006.

Our improved profitability stems primarily from continued expansion into offshore markets, increased utilization of our delivery centers across a 24-hour period, leveraging our global purchasing power and diversifying revenue into higher margin opportunities.

We have experienced strong growth in our offshore delivery centers, which primarily serve clients located in other countries. Our offshore delivery capacity now spans eight countries and 24,235 workstations and currently represents 63% of our global delivery capabilities. Revenue in these offshore locations grew 37% in 2007 to $550 million and represented 40% of our total revenue. To meet continued client demand in 2007, we added 7,700 gross workstations primarily in offshore locations including the Philippines and Latin America. We plan to selectively expand into new offshore markets. We believe we are one of the first BPO providers to enter the African continent. As we grow our offshore delivery capabilities and our exposure to foreign currency fluctuations increase, we continue to actively manage this risk via a multi-currency hedging program designed to minimize operating margin volatility.

In the third quarter of 2007, Newgen Results Corporation and related companies (hereinafter collectively referred to as “Newgen”) and TeleTech entered into an asset purchase agreement to sell substantially all of the assets and certain liabilities associated with the Database Marketing and Consulting business which represented 1% of our consolidated revenue. This transaction closed on September 28, 2007. During 2007, our income from operations was reduced by $20.4 million related to asset impairment and restructuring charges for this business. During 2007, our income from operations before income taxes and minority interest was reduced by $24.3 million which includes the $20.4 million of asset impairment and restructuring charges discussed above along with a $3.9 million net charge related to the above disposal comprised of a loss on the sale of assets of $6.1 million partially offset by software license income of $2.2 million recorded in Other, net.

In the fourth quarter of 2007, we completed the sale of our Customer Solutions Mauritius subsidiary that owned a 60% interest in our TeleTech Services India Ltd. joint venture and represented less than 1% of our consolidated revenue. We recorded a $7.0 million gain on the sale which was recorded in Other, net.

Our strong financial position, cash flow from operations and low debt levels allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows. At December 31, 2007, we had $91.2 million of cash and cash equivalents and a total debt to equity ratio of 17.4%. During 2007, we repurchased $47.0 million of our common stock throughout the year and since inception of the share repurchase program in 2001 have invested $162.3 million to acquire approximately 20% of our outstanding stock.

Restatement of Financial Statements

All of the financial information presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as elsewhere in this Form 10-K, has been adjusted to reflect the restatement of our financial results, as described in the Explanatory Note to this Form 10-K and Note 2 to our Consolidated Financial Statements included in this Form 10-K. The impact under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Share Based Payment (“SFAS 123(R)”), of recognizing additional equity-based compensation expense and related tax adjustments is summarized in the table below.

As part of the restatement process resulting from the review of our historical equity-based compensation practices, we also assessed whether there were other matters which should be corrected in our previously issued financial statements and identified adjustments for leases and other items, including tax adjustments, which are also summarized in the table below.

	Pre-Tax Accounting Adjustments
	Equity-Based			Total Pre-Tax	Provision for	Total Accounting
Year Ended December 31,	Compensation	Leases	Other	Adjustments	Income Tax(1)	Adjustments

1996	$763	$132	$–	$895	$(334)	$561
1997	1,776	515	–	2,291	(862)	1,429
1998	2,396	1,552	–	3,948	(1,412)	2,536
1999	12,779	1,112	–	13,891	(5,022)	8,869
2000	26,684	3,022	–	29,706	(9,004)	20,702
2001	5,648	679	10	6,337	(2,354)	3,983
2002	6,105	150	817	7,072	(1,479)	5,593
2003	2,214	492	3	2,709	(4,390)	(1,681)
2004	237	477	(3)	711	(340)	371

Cumulative effect at December 31, 2004	58,602	8,131	827	67,560	(25,197)	42,363
2005	965	(922)	392	435	1,437	1,872
2006	611	(1,437)	(111)	(937)	1,798	861
First quarter 2007	(209)	(75)	(863)	(1,147)	711	(436)
Second quarter 2007	(272)	227	(559)	(604)	1,056	452

Total	$59,697	$5,924	$(314)	$65,307	$(20,195)	$45,112

(1)	In any given year, the Provision for Income Tax may not directly correlate with the amount of total pre-tax accounting adjustments. The provision as shown reflects the tax benefits of the pre-tax accounting adjustments, permanent tax differences, and rate differences for foreign jurisdictions. These benefits are offset in part by changes in deferred tax valuation allowances and other adjustments restating the amount or period in which income taxes were originally recorded.

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

Under the oversight of the Audit Committee and in consultation with our current and former independent auditors, management conducted its own internal review of our historical equity-based compensation practices and related accounting over a period of approximately nine months. Our review covered 4,886 equity awards, including 4,347 equity awards from our IPO in 1996 through August 2007 and 539 pre-IPO grants for subsequent modifications, cancellations, and other accounting issues. The equity awards, which comprised approximately 37.9 million stock options and approximately 3.2 million restricted stock units, were granted as annual incentives to employees, in connection with hiring new employees, promotions, or whose performance warranted the award, and to directors and certain consultants. This internal review, which was a necessary step in the preparation of our restated Consolidated Financial Statements, included, among other things, evaluations of our previous accounting for grants of equity-based compensation as described more fully below.

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

Other findings, mostly related to periods prior to 2002, which we believe should be viewed within the context of the Report’s finding of no willful misconduct, include:

•	Certain employees/officers involved in the administration of our stock options, none of which are actively employed by us, did not adequately meet all of the demands of their positions and/or did not adequately appreciate their responsibilities in the stock option granting process, particularly in the period prior to 2002.

•	There were control and other deficiencies in our equity compensation granting process.

•	Our policies were not sufficient to ensure compliance with all applicable accounting and disclosure rules relevant to equity compensation.

•	There were episodic instances of selecting grant dates with some hindsight.

-	There was some evidence that certain employees/officers involved in selecting grant dates, none of which are actively employed by us, had some understanding of the accounting implications of selecting dates with hindsight. However, there was no conclusive evidence demonstrating that those involved in selecting dates knowingly and/or purposely violated accounting or disclosure rules.

•	There were instances where we failed to appreciate that certain required granting actions needed to be completed before a measurement date for a grant could be established under applicable equity compensation accounting rules.

•	Certain stock option awards were not properly recorded under applicable equity compensation accounting rules, including in connection with:

-	modification of grants;

-	a recipient’s status as a consultant or an employee; and

-	treatment of performance-based vesting conditions.

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

Management conducted a thorough review of how the delegation of authority operated in practice and as understood by those who were involved in the process during the period 1996 through 2004. For the period 1996 through 2004, management concluded that there was an implied delegation of authority from the Compensation Committee to management to grant stock options within certain pre-established parameters. These parameters were modified in December 2000 to require explicit Compensation

Committee approval for all grants to Section 16 Officers and for all grants greater than 100,000 shares. These parameters remained unchanged through the remainder of the period reviewed. Management’s conclusions on delegation of authority are based on, among other things, information obtained from past and present officers and directors, including members of the Compensation Committee, indicating that they believed that management was provided with the authority within certain stated limitations to make grants, and management, in fact, in making grants acted consistently with such understanding. Our review of employee files, emails and other available and relevant information indicated that grants were generally approved by management through offer letters to new employees and through signed personnel forms or email communications for promotional grants. For annual pool grants, the Compensation Committee approved the total number of shares to be included in the pool while management was delegated the authority to allocate the pool to the individual grant recipients. This allocation was evidenced by a list of grant recipients provided by Human Capital who administered the process. In addition, our review noted that while it was our practice to provide the Compensation Committee with a quarterly monitoring report indicating grants of equity during the previous quarter and for the Compensation Committee to act on the grants, there were no instances where the Compensation Committee changed any grant that was approved by management. The Compensation Committee’s quarterly action was not considered by the Compensation Committee or the officers who acted on the grants as required for the grants to be given effect. As a result, we have concluded that the finalization of management approval generally represented the point in time when the number of options and the exercise price of the option were first known with finality and, therefore, was the appropriate date at which to establish a measurement date as required under APB 25. Upon further consideration based on the information provided in management’s review and analysis, the Audit Committee concurred with management’s conclusions that while explicit, documented delegation of authority did not exist for the entire period under review, an effective implied delegation of authority from the Compensation Committee to management did exist for the period 1996 through November 2004.

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

Equity-Based Compensation Expense Adjustments

As presented in the table below and discussed more fully below, as a result of the findings in the Audit Committee’s Review and through management’s own review, we determined that material equity-based compensation expense adjustments were required primarily for the following reasons, among others:

•	Measurement date mistakes were made in connection with annual pool grants where the allocation of the grants to individual recipients was not known with finality until after the stated grant date;

•	Measurement date mistakes were made on new hire and promotional grants to Section 16 Officers, employees and non-employee directors as a result of delayed or missing approvals and grants made prior to the start date;

•	Certain stock option awards were modified after the establishment of a measurement date to accelerate the vesting of the employees’ stock options or to allow the exercise of stock options beyond the standard 90-day period following termination of employment; and

•	Certain grants previously accounted for as employee awards were determined to have been made for non-employee consulting services and should have been accounted for under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

The following table summarizes the impact of these adjustments for the accounting periods presented (amounts in thousands):

	Pre-Tax Equity Based Compensation Expense
	Measurement	Modifications to	Non-Employee
Year Endend December 31,	Date Changes	Employee Grants	Grants	Other	Total

1996	$21	$–	$742	$–	$763
1997	223	422	1,131	–	1,776
1998	454	199	1,743	–	2,396
1999	2,714	3,030	6,559	476	12,779
2000	7,380	13,411	4,069	1,824	26,684
2001	4,921	815	(135)	47	5,648
2002	5,865	76	(10)	174	6,105
2003	499	1,237	231	247	2,214
2004	357	82	(425)	223	237

Cumulative effect at December 31, 2004	22,434	19,272	13,905	2,991	58,602
2005	276	303	311	75	965
2006	(15)	425	49	152	611
First quarter 2007	28	859	(478)	(618)	(209)
Second quarter 2007	62	186	(13)	(507)	(272)

Total	$22,785	$21,045	$13,774	$2,093	$59,697

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

We reviewed each of the grant types described in the tables below to identify the required granting actions for each grant type and we determined, on a grant-by-grant basis, the appropriate measurement date based upon all of the relevant and available information associated with the grant. The discussion below reflects all grants made, both pre and post IPO. The following tables summarize the equity-based compensation expense by accounting period for each of the grant types described (expense amounts in thousands):

				New Hire, Promotional &			New Hire, Promotional &
	Annual Pool Grants			Merit Grants to Employees			Merit Grants to Section 16 Officers
			Total			Total			Total
	Grants	Shares	Compensation	Grants	Shares	Compensation	Grants	Shares	Compensation
	Issued in	Granted in	Expense by	Issued in	Granted in	Expense by	Issued in	Granted in	Expense by
	Period	Period	Period	Period	Period	Period	Period	Period	Period

Pre-IPO through 1996	–	–	$–	542	5,047,544	$21	–	–	$–
1997	–	–	–	50	997,000	511	–	–	–
1998	–	–	–	90	1,627,000	421	–	–	–
1999	273	1,038,953	741	114	2,451,204	4,381	9	1,706,749	764
2000	327	895,478	1,167	346	2,485,887	11,636	5	600,000	8,681
2001	530	1,339,385	1,096	58	564,225	3,817	9	1,160,000	922
2002	569	1,108,100	1,250	65	999,300	4,088	8	735,000	686
2003	242	457,100	289	45	1,082,200	634	3	407,300	1,036
2004	256	1,091,000	145	83	1,408,000	379	5	550,000	107

Cumulative effect at December 31, 2004	2,197	5,930,016	4,688	1,393	16,662,360	25,888	39	5,159,049	12,196
2005			53	79	1,002,500	410	4	1,220,000	191
2006	133	591,950	1,492	61	770,500	2,464	–	–	2,957
First quarter 2007	–	–	313	89	1,210,000	1,551	6	635,000	730
Second quarter 2007	–	–	309	9	232,500	895	1	15,000	819

Totals	2,330	6,521,966	$6,855	1,631	19,877,860	$31,208	50	7,029,049	$16,893

	Grants Made to Employees of Acquired Companies			Non-employee Director Grants			Grants to Consultants
			Total			Total			Total
	Grants	Shares	Compensation	Grants	Shares	Compensation	Grants	Shares	Compensation
	Issued in	Granted in	Expense by	Issued in	Granted in	Expense by	Issued in	Granted in	Expense by
	Period	Period	Period	Period	Period	Period	Period	Period	Period

Pre-IPO through 1996	9	15,600	$–	6	262,500	$–	3	105,000	$742
1997	131	276,000	97	4	75,000	38	–	–	1,130
1998	116	1,547,899	152	7	106,250	80	7	547,744	1,743
1999	177	1,491,785	320	6	133,750	14	1	10,000	6,559
2000	295	848,230	1,117	5	131,000	14	3	40,000	4,069
2001	–	–	1,203	5	155,000	14	–	–	(135)
2002	–	–	77	6	95,000	14	11	55,000	(10)
2003	–	–	22	7	100,000	2	6	30,000	231
2004	–	–	30	6	80,000	–	–	–	34

Cumulative effect at December 31,2004	728	4,179,514	3,018	52	1,138,500	176	31	787,744	14,363
2005	–	–	–	4	60,000	–	1	5,000	20
2006	45	197,000	132	4	60,000	402	–	–	85
First quarter 2007	–	–	86	–	–	–	–	–	2
Second quarter 2007	–	–	231	4	60,000	678	–	–	(13)

Totals	773	4,376,514	$3,467	64	1,318,500	$1,256	32	792,744	$14,457

	Total Equity Grants
			Total Pre-Tax
			Equity-Based	Expense
	Grants	Shares	Compensation	Previously
	Issued in	Granted in	Expense by	Recorded by	Net
	Period	Period	Period	Period	Adjustment

Pre-IPO through 1996	560	5,430,644	$763	$–	$763
1997	185	1,348,000	1,776	–	1,776
1998	220	3,828,893	2,396	–	2,396
1999	580	6,832,441	12,779	–	12,779
2000	981	5,000,595	26,684	–	26,684
2001	602	3,218,610	6,917	1,269	5,648
2002	659	2,992,400	6,105	–	6,105
2003	303	2,076,600	2,214	–	2,214
2004	350	3,129,000	695	458	237

Cumulative effect at December 31, 2004	4,440	33,857,183	60,329	1,727	58,602
2005	88	2,287,500	674	(291)	965
2006	243	1,619,450	7,532	6,921	611
First quarter 2007	95	1,845,000	2,682	2,891	(209)
Second quarter 2007	14	307,500	2,919	3,191	(272)

Totals	4,880	39,916,633	$74,136	$14,439	$59,697

Annual Pool Grants – Annually during the years 1999 through 2006, with the exception of 2005, we made grants to employees (including Section 16 Officers) as part of an annual performance review process. During this period, 2,330 grants totaling approximately 6.5 million options were granted. The number of options authorized for any year was approved by the Compensation Committee generally in the first quarter of that year. The exercise prices of these grants were established utilizing various methods including the date of the Compensation Committee meeting during which the award pool was established. In some cases, however, the Compensation Committee specifically delegated to management the ability to set the grant date based upon an approved date range. In the majority of the grants, the evidence suggests that the allocation of the grants were not final until sometime in the third quarter of each respective year. All annual pool grants have been assigned revised measurement dates.

New Hire, Promotional and Merit Grants to Employees – We made 1,631 grants totaling approximately 19.9 million shares to non-Section 16 employees who were hired, promoted or whose performance warranted the award from 1996 through June 2007. We have determined that certain grants to employees were made prior to the completion of all of the required granting actions. Accordingly, we revised the measurement dates of 521 grants totaling approximately 6.4 million stock options.

New Hire, Promotional and Merit Grants to Section 16 Officers – We made 50 grants totaling approximately 7.0 million shares to Section 16 Officers who were hired, promoted or whose performance warranted the award from 1996 through June 2007. We have determined that certain grants to Section 16 Officers were granted prior to the completion of all of the required granting actions including as appropriate approval by the Compensation Committee or the Board. Furthermore, the delays in the completion of all required granting actions were often the result of the use of UWCs where the final approval was not received until after the stated grant date (the effective date of the UWC). Accordingly, we revised the measurement dates of 22 grants representing approximately 2.7 million options awarded to newly hired or promoted Section 16 Officers. Neither our Chairman and Chief Executive Officer nor our Vice Chairman have ever exercised any options granted to them.

Grants Made to Employees of Acquired Companies – From 1996 through 2006, we made 773 grants totaling approximately 4.4 million options to employees of companies we acquired. Grants made in conjunction with acquisitions were typically authorized at the time of the Board’s approval of the acquisition. The exercise price of such option grants was typically set at the closing stock price of our common stock on the closing date of the acquisition or in some cases approximately 90 days after the acquisition. We have concluded that in some cases, all of the required granting actions necessary for valid approval of these grants had not been completed as of the grant dates. As a result, we revised the measurement dates of 156 grants representing approximately 1.1 million options.

Non-Employee Director Grants – From 1996 through June 2007, we made 64 grants to non-employee directors totaling approximately 1.3 million options. We revised the measurement dates for certain of these grants because they were awarded on dates other than the automatic dates prescribed in the applicable stock option plan.

Grants to Consultants – We made 32 grants totaling approximately 0.8 million options to consultants, three of which were made to directors of the Board for services unrelated to their Board service. One grant to a consultant was modified after the initial grant date. To correctly account for these grants in accordance with SFAS 123 and EITF 96-18 Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, we recorded $14.5 million of compensation expense.

Modifications to Employee Grants – Our review also identified a number of instances where modifications to stock options were made on terms beyond the limitations specified in the original terms of the grants, resulting in additional compensation expense. Modifications were made to stock options issued in annual pool grants, new hire and promotional grants to Section 16 Officers and employees and grants made to employees of acquired companies. The modifications included the following, among others:

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

The following table reflects the impact of the equity-based compensation restatement adjustments on our consolidated statements of income for the periods presented below (amounts in thousands):

	Pre-Tax
	Equity-Based		Net Charge
	Compensation	Income	to Net
Year Ended December 31,	Expense	Taxes	Income

1996	$763	$(283)	$480
1997	1,776	(659)	1,117
1998	2,396	(888)	1,508
1999	12,779	(4,739)	8,040
2000	26,684	(9,895)	16,789
2001	5,648	(2,094)	3,554
2002	6,105	(2,264)	3,841
2003	2,214	(822)	1,392
2004	237	(235)	2

Cumulative effect at December 31, 2004	58,602	(21,879)	36,723
2005	965	(164)	801
2006	611	137	748
First quarter 2007	(209)	316	107
Second quarter 2007	(272)	213	(59)

Total	$59,697	$(21,377)	$38,320

Tax Consequences Under Internal Revenue Code

As a result of the review of our equity-based compensation practices, we have determined that a number of our historical equity-based grants were issued with exercise prices that were below the quoted market price of the underlying stock on the date of grant. Under Internal Revenue Code Section 409A, grant recipients with stock options with exercise prices below the quoted market price of the underlying stock on the date of grant and that vest after December 31, 2004 are subject to unfavorable tax consequences that did not apply at the time of grant. Based on the review of our equity-based compensation practices, we have determined that certain option grants exercised by our employees in 2006 and 2007 or outstanding as of December 31, 2007, may be subject to the adverse tax consequences under Section 409A depending on the vesting provisions of each grant.

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

In the fourth quarter of 2007, we identified that there would be adverse tax consequences for employees who exercised stock options from these grants during 2006 and 2007. In December of 2007, we committed to compensate our employees for the adverse tax consequences of Section 409A and who, as a result, incurred (or are otherwise subject to) taxes and penalties. In that regard, we have made, or will make, cash payments estimated at $2.9 million to or on behalf of these individuals for the incremental taxes imposed under Section 409A and an associated tax gross-up (as a result of the tax payment itself being taxable to the employee). This amount was recorded as Selling, General, and Administrative expense in our Consolidated Financial Statements in the fourth quarter of 2007 when we elected to reimburse our employees for their incremental taxes.

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

After developing the range for each grant event, we selected the highest closing price of our stock within the range and calculated the equity-based compensation expense to determine the maximum possible compensation expense. We then selected the lowest closing price within the range and calculated the equity-based compensation expense to determine the minimum possible compensation expense. We compared these aggregated amounts to the equity-based compensation expense that we recorded. If we had used the highest closing price of our stock within the range for each grant, our total restated equity-based compensation expense relating to the revision in measurement dates would have increased to approximately $87.1 million. Conversely, had we used the lowest closing price of our stock within the range for each grant, our total restated compensation expense would have decreased to approximately $62.7 million.

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

	Pre-Tax Sensitivity Analysis (Amounts in Thousands)
				Hypothetical	Hypothetical
	Equity-Based			Equity-Based	Equity-Based
	Compensation	Equity-Based	Total Equity-	Compensation	Compensation
	Expense	Compensation	Based	Expense at	Expense at
	Previously	Expense	Compensation	Lowest	Highest
	Recorded	Adjustments	Expense	Closing Price	Closing Price

Pre-IPO through 1996	$–	$763	$763	$763	$772
1997	–	1,776	1,776	1,755	2,046
1998	–	2,396	2,396	2,346	3,117
1999	–	12,779	12,779	10,912	13,524
2000	–	26,684	26,684	22,940	32,661
2001	1,269	5,648	6,917	4,776	8,945
2002	–	6,105	6,105	3,075	7,834
2003	–	2,214	2,214	1,972	2,998
2004	458	237	695	641	1,152

Cumulative effect at December 31, 2004	1,727	58,602	60,329	49,180	73,049
2005	(291)	965	674	584	789
2006	6,921	611	7,532	7,413	7,665
First quarter 2007	2,891	(209)	2,682	2,665	2,689
Second quarter 2007	3,191	(272)	2,919	2,901	2,925

Totals	$14,439	$59,697	$74,136	$62,743	$87,117

Lease Accounting

As part of our internal audit process, we identified the incorrect recording of certain leases under SFAS No. 13 Accounting for Leases. In addition, we incorrectly applied SFAS No. 143 Accounting for Asset Retirement Obligations (“SFAS 143”) to certain leases when it became effective in 2003. Specifically, we did not correctly identify capital versus operating leases for certain of our delivery centers and improperly accounted for certain relevant contractual provisions, including lease inducements, construction allowances, rent holidays, escalation clauses, lease commencement dates and asset retirement obligations. The lease classification changes and recognition of other lease provisions resulted in an adjustment to deferred rent, the recognition of appropriate asset retirement obligations, and the amortization of the related leasehold improvement assets. We recorded a pre-tax, non-cash cumulative charge of $5.9 million in our Consolidated Financial Statements through June 30, 2007 to reflect these additional lease related expenses.

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

Cost of Restatement

We have incurred substantial expenses for accounting, legal, tax and other professional services in connection with the Audit Committee’s Review, our internal review, and preparation of our Consolidated Financial Statements and restated Consolidated Financial Statements and related matters. These third-party expenses, which are included in selling, general and administrative expenses, were $8.6 million in 2007, and are expected to be approximately $10 million in 2008. In addition, in the quarter ended December 31, 2007 we recorded additional compensation expense of $2.9 million for incremental federal, state and employment taxes, assessed upon employees under Section 409A, including penalties, interest and tax “gross-ups”. We have committed to make the employees whole for any adverse tax consequences arising as a result of the vesting or exercise of mispriced options in 2006 and 2007.

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

NASDAQ Delisting Proceedings

We did not timely file with the SEC our Form 10-Q for the quarters ended September 30, 2007 and March 31, 2008 in addition to this Form 10-K as a result of the Audit Committee’s and our own review of our historical equity-based compensation practices and the resulting restatements of previously issued financial statements. As a result, we received three NASDAQ Staff Determination notices, dated November 14, 2007, March 5, 2008 and May 15, 2008, stating that we are not in compliance with NASDAQ Marketplace Rule 4310(c)(14) and, therefore, we are subject to potential delisting from the NASDAQ Global Select Market. We appealed the NASDAQ Staff’s delisting notice dated November 14, 2007 and, ultimately, the NASDAQ Listing and Hearing Review Council requested that we provide an update on our efforts to file the delayed periodic reports by May 30, 2008. We provided that update on May 30, 2008. Upon the filing of this Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2007 and March 31, 2008, we believe we will return to full compliance with SEC reporting requirements and NASDAQ listing requirements.

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

For more information regarding the restatement of our financial statements, see the Explanatory Note to this Form 10-K and Note 2 to the Consolidated Financial Statements.

Business Overview

We serve our clients through two primary businesses, BPO and Database Marketing and Consulting. Our BPO business provides outsourced business process and customer management services for a variety of industries through global delivery centers and represents approximately 99% of total annual revenue. In September 2007, we sold, through Newgen Results Corporation, our wholly-owned subsidiary, and related companies (hereinafter collectively referred to as “Newgen”), substantially all of the assets and certain liabilities of this business which represented our entire Database Marketing and Consulting business. As a result, in 2008, our BPO business will represent 100% of total annual revenue. When we begin operations in a new country, we determine whether the country is intended to primarily serve U.S. based clients, in which case we include the country in our North American BPO segment, or if the country is intended to serve both domestic clients from that country and U.S. based clients, in which case we include the country in our International BPO segment. This is consistent with our management of the business, internal financial reporting structure and operating focus. Operations for each segment of our BPO business are conducted in the following countries:

North American BPO	International BPO

United States	Argentina
Canada	Australia
Philippines	Brazil
China
Costa Rica
England
Germany
Malaysia
Mexico
New Zealand
Northern Ireland
Scotland
Singapore
South Africa
Spain

On June 30, 2006, we acquired 100 percent of the outstanding common shares of Direct Alliance Corporation (“DAC”), a provider of e-commerce, professional sales and account management solutions primarily to Fortune 500 companies that sell into and maintain long-standing relationships with small and medium businesses. This acquisition was consistent with our strategy to grow and focus on providing outsourced marketing, sales and BPO solutions to large multinational clients. DAC is included in our North American BPO segment. The acquisition of DAC contributed approximately $34.1 million of revenue to our consolidated results during the last six months of 2006 and $61.8 million during the year ended December 31, 2007. See Note 3 to the Consolidated Financial Statements for further discussion of this acquisition.

On December 18, 2007, we completed the sale of Customer Solutions Mauritius, an indirect subsidiary that owned a 60% interest in our TeleTech Services India Ltd. joint venture. See Note 4 to the Consolidated Financial Statements for further discussion of this disposition.

On September 27, 2007, Newgen Results Corporation and related companies (hereinafter collectively referred to as “Newgen”) and TeleTech entered into an agreement to sell substantially all of the assets and certain liabilities associated with our Database Marketing and Consulting business. The transaction was completed on September 28, 2007. This business, which only represented 1% of our revenue in 2007, provided outsourced database management, direct marketing and related customer acquisitions and retention services for automobile dealerships and manufacturers in North America. During 2007, our income from operations was reduced by $20.4 million related to asset impairment and restructuring charges for this business. During 2007, our income from operations before income taxes and minority interest was reduced by $24.3 million. This includes the $20.4 million of asset impairment and restructuring charges discussed above along with a $3.9 million net charge related to the above disposal. The disposal charge includes a loss on the sale of assets of $6.1 million partially offset by software license income of $2.2 million recorded in Other, net. See Note 8 to the Consolidated Financial Statements for further discussion on the impairment charges. See Note 4 to the Consolidated Financial Statements for further discussion of this disposition.

See Note 5 to the Consolidated Financial Statements for additional discussion regarding our preparation of segment information.

BPO Services

The BPO business generates revenue based primarily on the amount of time our associates devote to a client’s program. We primarily focus on large global corporations in the following industries: automotive, cable and communications, financial services, healthcare, logistics, media and entertainment, retail, technology, travel and wireline and wireless telecommunications. Revenue is recognized as services are provided. The majority of our revenue is from multi-year contracts and we expect it will continue to be. However, we do provide certain client programs on a short-term basis.

We have historically experienced annual attrition of existing client programs of approximately 7% to 15% of our revenue. Attrition of existing client programs during 2007 was 7%. However, we experienced annual net growth of existing client programs of 10% and 6% in 2007 and 2006, respectively (growth of existing client programs was greater than the attrition of existing client programs). We believe this trend is attributable to our investment in an account management and operations team focused on client service.

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

We have improved our revenue and profitability in both the North American and the International BPO segments by:

•	Capitalizing on the favorable trends in the global outsourcing environment, which we believe will include more companies that want to:

-	Adopt or increase BPO services;

-	Consolidate outsourcing providers with those that have a solid financial position, capital resources to sustain a long-term relationship and globally diverse delivery capabilities across a broad range of solutions;

-	Modify their approach to outsourcing based on total value delivered versus the lowest priced provider; and

-	Better integrate front and back office processes.

•	Deepening and broadening relationships with existing clients;

•	Winning business with new clients and focusing on targeted high growth industry verticals;

•	Continuing to diversify revenue into higher-margin offerings such as professional services, talent acquisition, learning services and our hosted TeleTech OnDemandtm capabilities;

•	Increasing capacity utilization during peak and non-peak hours;

•	Scaling our work-from-home initiative to increase operational flexibility; and

•	Completing select acquisitions that extend our core BPO capabilities or vertical expertise.

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

As discussed above, our profitability is influenced, in part, by the number of new or expanded client programs. We defer revenue for the initial training that occurs upon commencement of a new client contract (“Start-Up Training”) if that training is billed separately to the client. Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are also deferred. In these circumstances, both the training revenue and costs are amortized straight-line over the life of the contract. In situations where Start-Up Training is not billed separately, but rather included in the production rates paid by the client over the life of the contract, there is no deferral as all revenue is recognized over the life of the contract and the associated training expenses are expensed as incurred. For the years ended December 31, 2007 and 2006, we incurred $0.7 million and $0.4 million, respectively, of training expenses for client programs for which we did not separately bill Start-Up Training.

For programs that we have billed the client separately for training, the net impact of deferred Start-up Training (new deferrals less recognition of previous amounts deferred) on our reported revenue for the years ended December 31, 2007 and 2006 was $0.0 million and a decrease of $4.0 million, respectively. Correspondingly, the net impact on our reported cost of services from these deferrals was an increase of $0.1 million for the year ended December 31, 2007 and a decrease of $1.6 million for the year ended December 31, 2006. The net impact of these deferrals on our reported income from operations for the years ended December 31, 2007 and 2006 was a decrease of $0.1 million and $2.4 million, respectively. The impact from these deferrals decreased significantly in 2007 as the new amounts deferred during the period were consistent with the revenue recognized from prior deferrals. In contrast, during 2006, new deferrals for Start-up Training were almost twice the revenue recognized from prior period deferrals due to growth in new client programs during the period and the clients’ agreement to pay for this training separately.

As of December 31, 2007, we had deferred Start-up Training revenue, net of deferred costs, of $7.3 million that will be recognized into our income from operations over the remaining life of the corresponding contracts (approximately 15 months).

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

Our profitability is influenced by our ability to increase capacity utilization in our delivery centers. We attempt to minimize the financial impact resulting from idle capacity when planning the development and opening of new delivery centers or the expansion of existing delivery centers. As such, management considers numerous factors that affect capacity utilization, including anticipated expirations, reductions, terminations, or expansions of existing programs and the potential size and timing of new client contracts that we expect to obtain. As a result, we expanded our capacity in 2007 by approximately 7,700 gross workstations in primarily offshore locations including the Philippines and Latin America. These gross additions were partially offset by workstation reductions primarily related to the sale of our Indian joint venture and Database Marketing and Consulting business.

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

We internally target capacity utilization in our delivery centers at 85% to 90% of our available workstations. As of December 31, 2007, the overall capacity utilization in our Multi-Client Centers was 79%. The table below presents workstation data for our multi-client centers as of December 31, 2007 and 2006. Dedicated and Managed Centers (10,055 workstations) are excluded from the workstation data as unused workstations in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	December 31, 2007			December 31, 2006
	Total			Total
	Production		% In	Production		% In
	Workstations	In Use	Use	Workstations	In Use	Use

North American BPO	16,097	13,043	81%	13,137	10,362	79%
International BPO	12,248	9,225	75%	10,121	8,129	80%

Total	28,345	22,268	79%	23,258	18,491	80%

As shown above, there was an increase in the total production workstations resulting from our revenue growth in 2007. We added 2,400 new production workstations in the fourth quarter 2007 due to new business wins. These additional workstations were in process of being ramped for new client programs during the fourth quarter 2007 and resulted in a slight decrease in the total utilization percentage on a year-over-year basis.

Database Marketing and Consulting

On September 27, 2007, Newgen and TeleTech entered into an agreement to sell substantially all of the assets and certain liabilities associated with our Database Marketing and Consulting business. As a result of the transaction which was completed on September 28, 2007, Newgen received $3.2 million in cash and recorded a loss on disposal of $6.1 million. See Note 4 to the Consolidated Financial Statements for further discussion of this disposition.

The revenue from this business was generated utilizing a database and contact system to promote the sales and service business of automobile dealership customers using targeted marketing solutions through the phone, mail, email, and the Web. This business generated a loss from operations including additional impairment and restructuring charges of approximately $32.6 million after corporate allocations for the year ended December 31, 2007.

We entered into an agreement with the buyer of our Database Marketing and Consulting business to provide ongoing BPO services to that segment that were previously being performed by us. We reviewed the direct cash flows associated with this agreement and compared them to our estimates of the revenue associated with the Database Marketing and Consulting business. We concluded that these direct cash flows were significant. As a result, the operations included in the Database Marketing and Consulting business did not meet the criteria under SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) and therefore was not classified as discontinued operations.

Prior to the sale and as a result of the business’ continued losses, during June 2007, we determined that it was “more-likely-than-not” that we would dispose of our Database Marketing and Consulting business. This triggered impairment testing on an interim basis for this segment under the guidance of SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS 142”) as discussed in Note 8 to the Consolidated Financial Statements. As a result, the Database, Marketing and Consulting business recorded an impairment loss of $13.4 million during the second quarter of 2007 to reduce the carrying value of their goodwill to zero.

Overall

As shown below in the “Results of Operations,” we have improved income from operations due to a variety of factors, including the following: expansion of work on certain existing client programs, our multi-phased cost reduction plan, transitioning work on certain client programs to lower cost delivery centers, increased capacity utilization, improving individual client program profitability and/or eliminating certain underperforming client programs.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented. Below is a discussion of the policies that we believe may involve a high degree of judgment and complexity.

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

Our BPO segments recognize revenue under three models:

Production Rate – Revenue is recognized based on the billable time or number of transactions of each associate, as defined in the client contract. The rate per billable time or transaction is based on a pre-determined contractual rate. This contractual rate can fluctuate based on our performance against certain pre-determined criteria related to quality, performance and volume.

Performance-based – Under performance-based arrangements, we are paid by our clients based on the achievement of certain levels of sales or other client-determined criteria specified in the client contract. We recognize performance-based revenue by measuring our actual results against the performance criteria specified in the contracts. Amounts collected from clients prior to the performance of services are recorded as deferred revenue.

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

The Financial Accounting Standards Board recently issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS 109. FIN 48 was effective for our 2007 year. See Note 1 and Note 12 to the Consolidated Financial Statements for a discussion of the impact FIN 48 has had on our Consolidated Financial Statements.

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

Impairment of Long-Lived Assets

We evaluate the carrying value of our individual delivery centers in accordance with SFAS 144, which requires that a long-lived asset group be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the long-lived asset group may not be recoverable. When the operating results of a delivery center have deteriorated to the point it is likely that losses will continue for the foreseeable future, or we expect that a delivery center will be closed or otherwise disposed of before the end of its estimated useful life, we select the delivery center for further review.

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

We assess the realizable value of capitalized software development costs based upon current estimates of future cash flows from services utilizing the underlying software. No impairment had occurred as of December 31, 2007.

Goodwill

We assess the realizability of goodwill annually and whenever events or changes in circumstances indicate it may be impaired. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The impairment, if any, is measured based on the estimated fair value of the reporting unit. Fair value can be determined based on discounted cash flows, comparable sales, or valuations of other similar businesses. Our policy is to test goodwill for impairment in the fourth quarter of each year unless an indicator of impairment arises during a prior period.

The most significant assumptions used in these analyses are those made in estimating future cash flows. In estimating future cash flows, we generally use the financial assumptions in our internal forecasting model such as projected capacity utilization, projected changes in the prices we charge for our services and projected labor costs. We then use a discount rate we consider appropriate for the country where the business unit is providing services. If actual results are less than the assumptions used in performing the impairment test, the fair value of the reporting units may be significantly lower, causing the carrying value to exceed the fair value and indicating an impairment has occurred. Based on the analyses performed in the fourth quarter of 2007, there was no impairment to the December 31, 2007 goodwill balances of our reporting units. If projected revenue used in the analysis of goodwill was 10% less than forecast (the projections assumed average revenue growth rates ranging from 2% to 18% per annum over a three-year period), there would still be no impairment to goodwill.

Alternatively, our Database Marketing and Consulting business continued to incur operating losses through the second quarter of 2007. As we continued to consider strategic alternatives for this segment, we determined in June 2007 that it was “more likely than not” that we would dispose of our Database Marketing and Consulting business, which was then completed in September 2007. These two items triggered impairment testing on an interim basis for this reporting unit under SFAS 142.

The first step of the impairment testing indicated that the carrying value of the Database Marketing and Consulting business exceeded its fair value. We determined the fair value of the business by weighting discounted cash flow analyses based on the probability of the different outcomes. The decrease in the fair value as compared to the calculation in the step one test performed in prior quarters was due to two factors. The first factor was that the expectations regarding future results of the reporting unit used in the discounted cash flow analyses were below the expectations reflected in the analyses of the prior quarter. While the revenue declines and operating losses for this segment had generally stabilized, returning this business to profitability was expected to take longer than previously forecasted. The second factor was that the indications of fair market value received from interested third-parties were less than the carrying value of the reporting unit. Given these indications of a possible impairment, we performed the second step of the impairment testing.

The second step of the impairment testing indicated that the book value of the business’ goodwill exceeded the implied fair value of that goodwill. The implied fair value was determined by reviewing the current assets and liabilities; property, plant and equipment; and other identifiable intangible assets (both those recorded and not recorded) to determine the appropriate fair value of the business’ assets and liabilities in a hypothetical purchase accounting analysis. The fair value of these items based on the hypothetical analysis was then compared to the fair value used in the step one test (the hypothetical purchase price) to calculate the implied fair value of the business’ goodwill. The implied fair value of the goodwill was zero. As a result, an impairment charge of $13.4 million for the entirety of the Database Marketing and Consulting business’ goodwill was recorded during the second quarter of 2007. This was recorded in Impairment Losses in the accompanying Consolidated Statement of Operations and Comprehensive Income.

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

A significant assumption used in determining the amount of the estimated liability for closing delivery centers is the estimated liability for future lease payments on vacant centers, which we determine based on our ability to successfully negotiate early termination agreements with landlords and/or our ability to sublease the facility. If our assumptions regarding early termination and the timing and amounts of sublease payments prove to be inaccurate, we may be required to record additional losses, or conversely, a reversal of previously reported losses.

Adoption of SFAS No. 123(R) and Equity-Based Compensation Expense

During the first quarter of 2006, we adopted SFAS 123(R) applying the modified prospective method. SFAS 123(R) requires all equity-based payments to employees to be recognized in the Consolidated Statement of Operations and Comprehensive Income based on the grant date fair value of the award. Prior to the adoption of SFAS 123(R), we accounted for equity-based awards under the intrinsic value method, which followed recognition and measurement principles of APB 25 and related interpretations, and equity-based compensation was included as pro-forma disclosure within the notes to the financial statements. We did not modify the terms of any previously granted options in anticipation of the adoption of SFAS 123(R).

Derivatives

We use forward and option contracts to manage risks generally associated with foreign exchange rate volatility. We enter into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges in accordance with the criteria established in SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

SFAS 133 requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 also requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. Based on the criteria established by SFAS 133, all of our cash flow hedge contracts are deemed effective. Our cash flow hedges are recorded in our Consolidated Balance Sheets as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in Accumulated Other Comprehensive Income, a component of Stockholders’ Equity. The settlement of these derivatives will result in reclassifications from Accumulated Other Comprehensive Income to earnings in the period during which the hedged transactions affect earnings and gains or losses will be recorded to Revenue.

While we expect that our derivative instruments will continue to meet the conditions for hedge accounting, if the hedges did not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected currently in earnings.

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

Explanation of Key Metrics and Other Items

Cost of Services

Cost of services principally includes costs incurred in connection with our BPO operations and database marketing services, including direct labor, telecommunications, printing, postage, sales and use tax and certain fixed costs associated with delivery centers. In addition, cost of services includes income related to grants we may receive from time-to-time from local or state governments as an incentive to locate delivery centers in their jurisdictions which reduce the cost of services for those facilities.

Selling, General and Administrative

Selling, general and administrative expenses primarily include costs associated with administrative services such as sales, marketing, product development, legal settlements, legal, information systems (including core technology and telephony infrastructure) and accounting and finance. It also includes equity-based compensation expense, outside professional fees (i.e. legal and accounting services), building expense for non-delivery center facilities and other items associated with general business administration.

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

The following table reconciles free cash flow to net cash provided by operating activities for our consolidated results (amounts in thousands):

	Year Ended December 31,
	2007	2006	2005
		As restated	As restated

Free cash flow	$42,431	$33,231	$7,328
Purchases of property, plant and equipment	61,083	66,016	37,606

Net cash provided by operating activities	$103,514	$99,247	$44,934

We discuss factors affecting free cash flow between periods in the “Liquidity and Capital Resources” section below.

RESULTS OF OPERATIONS

Year Ended December 31, 2007 Compared to December 31, 2006

The following tables are presented to facilitate Management’s Discussion and Analysis. The following table presents results of operations by segment for the years ended December 31, 2007 and 2006 (dollar amounts in thousands):

	Year Ended December 31,
		% of		% of
		Segment		Segment
	2007	Revenue	2006	Revenue	$ Change	% Change
			As restated	As restated

Revenue
North American BPO	$955,810	69.8%	$814,419	67.3%	$141,391	17.4%
International BPO	396,080	28.9%	356,106	29.4%	39,974	11.2%
Database Marketing and Consulting	17,742	1.3%	40,228	3.3%	(22,486)	(55.9)%

	$1,369,632	100.0%	$1,210,753	100.0%	$158,879	13.1%
Cost of services
North American BPO	$689,793	72.2%	$587,984	72.2%	$101,809	17.3%
International BPO	299,927	75.7%	271,986	76.4%	27,941	10.3%
Database Marketing and Consulting	11,739	66.2%	22,839	56.8%	(11,100)	(48.6)%

	$1,001,459	73.1%	$882,809	72.9%	$118,650	13.4%
Selling, general and administrative
North American BPO	$126,517	13.2%	$112,688	13.8%	$13,829	12.3%
International BPO	66,700	16.8%	62,434	17.5%	4,266	6.8%
Database Marketing and Consulting	14,311	80.7%	24,873	61.8%	(10,562)	(42.5)%

	$207,528	15.2%	$199,995	16.5%	$7,533	3.8%
Depreciation and amortization
North American BPO	$31,964	3.3%	$27,918	3.4%	$4,046	14.5%
International BPO	20,076	5.1%	16,569	4.7%	3,507	21.2%
Database Marketing and Consulting	3,913	22.1%	7,502	18.6%	(3,589)	(47.8)%

	$55,953	4.1%	$51,989	4.3%	$3,964	7.6%
Restructuring charges, net
North American BPO	$1,280	0.1%	$103	0.0%	$1,177	1142.7%
International BPO	1,050	0.3%	1,420	0.4%	(370)	(26.1)%
Database Marketing and Consulting	4,785	27.0%	107	0.3%	4,678	4372.0%

	$7,115	0.5%	$1,630	0.1%	$5,485	336.5%
Impairment losses
North American BPO	$154	0.0%	$87	0.0%	$67	77.0%
International BPO	–	0.0%	478	0.1%	(478)	(100.0)%
Database Marketing and Consulting	15,635	88.1%	–	0.0%	15,635	100.0%

	$15,789	1.2%	$565	0.0%	$15,224	2694.5%
Income (loss) from operations
North American BPO	$106,102	11.1%	$85,639	10.5%	$20,463	23.9%
International BPO	8,327	2.1%	3,219	0.9%	5,108	158.7%
Database Marketing and Consulting	(32,641)	(184.0)%	(15,093)	(37.5)%	(17,548)	(116.3)%

	$81,788	6.0%	$73,765	6.1%	$8,023	10.9%

Other income (expense)	$(6,437)	(0.5)%	$(4,442)	(0.4)%	$(1,995)	(44.9)%

Provision for income taxes	$(19,562)	(1.4)%	$(16,474)	(1.4)%	$(3,088)	(18.7)%

Revenue

Revenue for the North American BPO for 2007 compared to 2006 was $955.8 million and $814.4 million, respectively. The increase in revenue for the North American BPO between periods was due to new client programs, the expansion of existing client programs and the inclusion of a full-year of revenue from DAC.

Revenue for the International BPO for 2007 compared to 2006 was $396.1 million and $356.1 million, respectively. The increase in revenue for the International BPO between periods was due to new client programs and the expansion of existing client programs in Latin America and Europe.

Revenue for Database Marketing and Consulting for 2007 compared to 2006 was $17.7 million and $40.2 million, respectively. The decrease is due primarily to a net decline in clients and the disposition of the business in September 2007.

Cost of Services

Cost of services for the North American BPO for 2007 compared to 2006 were $689.8 million and $588.0 million, respectively. Cost of services as a percentage of revenue in the North American BPO remained consistent as compared to the prior year. In absolute dollars, the increase in cost of services corresponds to revenue growth from the implementation of new and expanded client programs.

Cost of services for the International BPO for 2007 compared to 2006 were $299.9 million and $272.0 million, respectively. Cost of services as a percentage of revenue in the International BPO decreased due to rapid expansion of our offshore capacity in lower cost locations. In absolute dollars, the increase in cost of services corresponds to revenue growth from the implementation of new or expanded client programs.

Cost of services for Database Marketing and Consulting for 2007 compared to 2006 were $11.7 million and $22.8 million, respectively. The decrease from the prior year was primarily due to cost reductions and the disposition of the business in September 2007.

Selling, General and Administrative

Selling, general and administrative expenses for the North American BPO for 2007 compared to 2006 were $126.5 million and $112.7 million, respectively. The expenses increased in absolute dollars as a result of increased business volume and third-party legal, accounting, payroll tax and consulting expenses associated with our review of equity-based compensation practices which amounted to $8.2 million, and decreased as a percentage of revenue due to headcount reductions and greater economies of scale.

Selling, general and administrative expenses for the International BPO for 2007 compared to 2006 were $66.7 million and $62.4 million, respectively. These expenses for the International BPO increased in absolute dollars as a result of higher business volumes and legal, accounting, payroll tax and consulting expenses associated with our review of equity-based compensation practices which amounted to $3.2 million, and decreased as a percentage of revenue due to headcount reductions in our operations in Europe and Asia Pacific and greater economies of scale.

Selling, general and administrative expenses for Database Marketing and Consulting for 2007 compared to 2006 were $14.3 million and $24.9 million, respectively. The decrease was primarily due to cost reductions, the lower allocation of corporate-level operating expenses and the disposition of the business in September 2007.

Depreciation and Amortization

Depreciation and amortization expense on a consolidated basis for 2007 compared to 2006 was $56.0 million and $52.0 million, respectively. Depreciation and amortization expense in the North American BPO remained relatively consistent as a percentage of revenue with the prior year and increased in the International BPO segment due to the significant expansion of capacity in certain offshore markets.

Depreciation and amortization expense in Database Marketing and Consulting decreased compared to the prior year due to assets, primarily software development costs, reaching the end of their depreciable lives and the disposition of the business in September 2007.

Restructuring Charges, Net

During 2007, we recognized restructuring charges of $7.1 million related to both a reduction in force across all three segments and a $4.0 million charge for certain facility exit costs in our Database Marketing and Consulting business.

Impairment Losses

During 2007, we recognized impairment losses of $15.8 million primarily related to the following items: (i) $15.6 million related to our Database Marketing and Consulting business comprised of $13.4 million related to the impairment of the business’ goodwill in June 2007 and $2.2 million related to leasehold improvement impairments; and (ii) $0.2 million related to the reduction of the net book value of long-lived assets in the North American BPO to their estimated fair values.

Other Income (Expense)

For 2007, interest income and expense were relatively unchanged from 2006. Gain on sale of assets of $0.9 million includes a $7.0 million gain on the sale of our 60% interest in our Indian joint venture partially offset by a $6.1 million loss on sale of our Database Marketing and Consulting business. Other, net, increased by $2.9 million primarily related to foreign currency transaction losses partially offset by a $2.2 million software license.

Income Taxes

The effective tax rate for 2007 was 26.0%. This compares to an effective tax rate of 23.8% in 2006. The 2007 effective tax rate is positively influenced by earnings in international jurisdictions currently enjoying an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. The effective tax rate for 2007 is lower than expected due to the second quarter impairment and third quarter restructuring and loss on the sale of subsidiary recorded for our Database Marketing and Consulting business as discussed in Note 13. These charges were all recorded in the U.S. tax jurisdiction and reduced income before taxes recorded in the U.S. and thereby increased the proportion of income before taxes earned in international tax jurisdictions. Finally, we realized a $2.4 million benefit related to a permanent difference in calculating the gain from disposition of our India joint venture in the fourth quarter as discussed in Note 4 and a $1.4 million benefit related to certain tax planning and corporate restructuring activities and the reversal of $0.9 million in deferred tax valuation allowance recorded against tax assets in prior years. Without these items, our effective tax rate in 2007 would have been 32.2%. This compares to an effective tax rate of 23.8% in 2006. In 2006 the effective tax rate includes the benefit from the reversal of a $4.0 million deferred tax valuation allowance recorded against tax assets recorded in prior years. In addition, we recorded new deferred tax assets of $3.3 million due to a corporate restructuring. Without these items, our effective tax rate in 2006 would have been 34.3%. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Further, income taxes are subject to changing tax laws, regulations and interpretations in multiple jurisdictions, in which we operate, as well as the requirements, pronouncements and rulings of certain tax, regulatory and accounting organizations. In future years, our effective tax rate is expected to return to approximately 30% to 33%, principally because we expect our distribution of pre-tax income between the U.S. and our international tax jurisdictions to return to more typical levels seen in recent years.

Year Ended December 31, 2006 Compared to December 31, 2005

The following table presents results of operations by segment for the years ended December 31, 2006 and 2005 (amounts in thousands):

	Year Ended December 31,
		% of		% of
		Segment		Segment
	2006	Revenue	2005	Revenue	$ Change	% Change
	As restated	As restated	As restated	As restated
Revenue
North American BPO	$814,419	67.3%	$678,768	62.5%	$135,651	20.0%
International BPO	356,106	29.4%	324,303	29.9%	31,803	9.8%
Database Marketing and Consulting	40,228	3.3%	82,832	7.6%	(42,604)	(51.4)%

	$1,210,753	100.0%	$1,085,903	100.0%	$124,850	11.5%
Cost of services
North American BPO	$587,984	72.2%	$502,987	74.1%	$84,997	16.9%
International BPO	271,986	76.4%	261,798	80.7%	10,188	3.9%
Database Marketing and Consulting	22,839	56.8%	44,274	53.5%	(21,435)	(48.4)%

	$882,809	72.9%	$809,059	74.5%	$73,750	9.1%
Selling, general and administrative
North American BPO	$112,688	13.8%	$83,553	12.3%	$29,135	34.9%
International BPO	62,434	17.5%	61,793	19.1%	641	1.0%
Database Marketing and Consulting	24,873	61.8%	37,765	45.6%	(12,892)	(34.1)%

	$199,995	16.5%	$183,111	16.9%	$16,884	9.2%
Depreciation and amortization
North American BPO	$27,918	3.4%	$27,664	4.1%	$254	0.9%
International BPO	16,569	4.7%	17,192	5.3%	(623)	(3.6)%
Database Marketing and Consulting	7,502	18.6%	9,556	11.5%	(2,054)	(21.5)%

	$51,989	4.3%	$54,412	5.0%	$(2,423)	(4.5)%
Restructuring charges, net
North American BPO	$103	0.0%	$1,160	0.2%	$(1,057)	(91.1)%
International BPO	1,420	0.4%	1,242	0.4%	178	14.3%
Database Marketing and Consulting	107	0.3%	271	0.3%	(164)	(60.5)%

	$1,630	0.1%	$2,673	0.2%	$(1,043)	(39.0)%
Impairment losses
North American BPO	$87	0.0%	$–	0.0%	$87	100.0%
International BPO	478	0.1%	4,711	1.5%	(4,233)	(89.9)%
Database Marketing and Consulting	–	0.0%	–	0.0%	–	0.0%

	$565	0.0%	$4,711	0.4%	$(4,146)	(88.0)%
Income (loss) from operations
North American BPO	$85,639	10.5%	$63,404	9.3%	$22,235	35.1%
International BPO	3,219	0.9%	(22,433)	(6.9)%	25,652	(114.3)%
Database Marketing and Consulting	(15,093)	(37.5)%	(9,034)	(10.9)%	(6,059)	(67.1)%

	$73,765	6.1%	$31,937	2.9%	$41,828	131.0%

Other income (expense)	$(4,442)	(0.4)%	$(156)	0.0%	$(4,286)	(2747.4)%

Provision for income taxes	$(16,474)	(1.4)%	$(3,953)	(0.4)%	$(12,521)	(316.7)%

Revenue

Revenue for the North American BPO for 2006 compared to 2005 was $814.4 million and $678.8 million, respectively. The increase in revenue for the North American BPO between periods was due to new client programs, expansion of existing client programs and $34.1 million resulting from the acquisition of DAC, partially offset by approximately $45.4 million of revenue related to a 2005 short-term government program.

Revenue for the International BPO for 2006 compared to 2005 was $356.1 million and $324.3 million, respectively. The increase in revenue for the International BPO between periods was due to new client programs and the expansion of existing client programs in Latin America and Europe.

Revenue for Database Marketing and Consulting for 2006 compared to 2005 was $40.2 million and $82.8 million, respectively. The decrease is due primarily to significantly lower volumes from one of its largest clients.

Cost of Services

Cost of services for the North American BPO for 2006 compared to 2005 were $588.0 million and $503.0 million, respectively. Cost of services as a percentage of revenue in the North American BPO decreased compared to the prior year due to the expansion of offshore capacity with a lower cost structure. In absolute dollars, the increase in cost of services corresponds to revenue growth from the implementation of new and expanded client programs and $19.5 million attributable to the acquisition of DAC.

Cost of services for the International BPO for 2006 compared to 2005 were $272.0 million and $261.8 million, respectively. Cost of services as a percentage of revenue in the International BPO decreased due to higher capacity utilization that resulted from the expansion of offshore capacity with a lower cost structure. In absolute dollars, the increase in cost of services corresponds to revenue growth from the implementation of new or expanded client programs.

Cost of services for Database Marketing and Consulting for 2006 compared to 2005 were $22.8 million and $44.3 million, respectively. The decrease from the prior year was primarily due to the decrease in revenue and cost reductions.

Selling, General and Administrative

Selling, general and administrative expenses for the North American BPO for 2006 compared to 2005 were $112.7 million and $83.6 million, respectively. The expenses increased in both absolute dollars and as a percentage of revenue primarily due to higher stock option expense required by the adoption of SFAS 123(R) (see Note 20 to the Consolidated Financial Statements), the acquisition of DAC and increased allocation of corporate-level operating expenses.

Selling, general and administrative expenses for the International BPO for 2006 compared to 2005 were $62.4 million and $61.8 million, respectively. The decrease as a percentage of revenue reflects lower salaries and benefits expense resulting from headcount reductions in our operations in Europe and Asia Pacific.

Selling, general and administrative expenses for Database Marketing and Consulting for 2006 compared to 2005 were $24.9 million and $37.8 million, respectively. The decrease was primarily due to cost reductions and the lower allocation of corporate-level operating expenses.

Depreciation and Amortization

Depreciation and amortization expense on a consolidated basis for 2006 compared to 2005 were $52.0 million and $54.4 million, respectively. Depreciation and amortization expense in both the North American BPO and the International BPO were down as a percentage of revenue compared to the prior year.

Depreciation and amortization expense in Database Marketing and Consulting decreased compared to the prior year due to assets, primarily software development costs, reaching the end of their depreciable lives.

Restructuring Charges, Net

During 2006, we recognized restructuring charges in the amount of $1.6 million related to reductions in force across all three segments and facility exit charges in the amount of $0.8 million related to the International BPO. This was offset by the reversal of $0.2 million in excess accruals across both the

North American BPO and the International BPO as the actual costs incurred were less than the estimated accrual.

Impairment Losses

During 2006, we recognized impairment losses of $0.6 million related to the reduction of the net book value of long-lived assets of $0.4 million in New Zealand, Malaysia and India to their then estimated fair values; and $0.2 million for the difference between the estimated and the actual value received for assets in the closed South Korea delivery center.

Other Income (Expense)

For 2006, interest income decreased by $0.6 million due to less average daily cash and cash equivalent balances during the year. Interest expense increased by $1.9 million due to increased borrowings compared to the prior year due primarily to the acquisition of DAC.

Income Taxes

The effective tax rate for 2006 was 23.8%. This compares to an effective tax rate of 12.4% in 2005. In 2006 the effective tax rate includes the benefit from the reversal of a $4.0 million deferred tax valuation allowance recorded against tax assets recorded in prior years. In addition, we recorded new deferred tax assets of $3.3 million due to a corporate restructuring. The effective tax rate is positively influenced by earnings in international jurisdictions currently enjoying an income tax holiday and the distribution of pre-tax income between the U.S. and our international tax jurisdictions. Without these items, our effective tax rate in 2006 would have also been 34.3%. The effective tax rate in 2005 included the reversal of $11.2 million of deferred tax valuation allowances and additional tax expenses of $3.7 million related to our Domestic Reinvestment Plan. Without these items, our effective tax rate in 2005 would have been 36.0%.

Liquidity and Capital Resources

Our principal source of liquidity is our cash, cash equivalents, cash generated from operations and borrowings under our $180 million Amended and Restated Credit Agreement, dated September 28, 2006 (the “Credit Facility”). In 2007, we generated positive operating cash flows of $103.5 million which fully funded our capital expenditures of $61.1 million. We believe that our existing cash, cash equivalents and cash generated from operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. Should we need additional long-term liquidity to fund organic growth, acquisitions or share repurchases we have the option to increase our Credit Facility to $225 million subject to approval by the lenders at any time up to 90 days prior to the maturity of the Credit Facility on September 27, 2011. We may also request a one year extension of the September 27, 2011 maturity date, subject to unanimous approval by the lenders. However, we may make acquisitions or enter into joint ventures and may need to raise additional capital through future debt or equity financing. There can be no assurance that additional financing will be available, at all, or on terms favorable to us.

The following discussion highlights our cash flow activities during the years ended December 31, 2007, 2006 and 2005.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $91.2 million and $58.4 million as of December 31, 2007 and 2006, respectively.

Cash Flows from Operating Activities

We reinvest our cash flows from operating activities in our business or in the purchase of our outstanding stock. For the years 2007, 2006 and 2005, we reported net cash flows provided by operating activities of $103.5 million, $99.2 million and $44.9 million, respectively. The increase from 2006 to 2007 resulted primarily from increased net income. The increase from 2005 to 2006 resulted primarily from increased net income as well as favorable changes in working capital accounts.

Cash Flows from Investing Activities

We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the years 2007, 2006 and 2005, we reported net cash flows used in investing activities of $49.1 million, $114.0 million and $43.0 million, respectively. The decrease from 2006 to 2007 resulted from not having the DAC acquisition which was a one-time event in 2006 and from a decrease in capital expenditures. The increase from 2005 to 2006 resulted from the acquisition of DAC and expanded capital expenditures for growth in our embedded client base as well as for new client contracts.

Cash Flows from Financing Activities

For the years 2007, 2006 and 2005, we reported net cash flows provided by (used in) financing activities of $(30.1) million, $38.4 million and $(37.0) million, respectively. The change from 2006 to 2007 is due to a decrease in net borrowings on the line of credit and proceeds from stock option exercises; in addition to increased payments to minority shareholders, and purchases of our outstanding stock. The change from 2005 to 2006 resulted from a decrease in the purchase of our outstanding stock and increased exercises of stock options.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” for definition of free cash flow) was $42.4 million, $33.2 million and $7.3 million for the years 2007, 2006 and 2005, respectively. The increase from 2006 to 2007 resulted primarily from higher cash flows from operations and lower purchases of property, plant and equipment. The increase from 2005 to 2006 resulted from higher cash flows from operations and the absence of the short-term government program discussed above.

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations, which includes both on and off-balance sheet obligations, are summarized as follows (amounts in thousands):

	Less than	1 to 3	3 to 5	Over 5
	1 Year	Years	Years	Years	Total
Credit Facility	$–	$–	$65,400	$–	$65,400
Capital lease obligations	1,645	3,290	1,935	–	6,870
Purchase obligations	23,331	24,201	14,817	138	62,487
Operating lease commitments	32,790	55,588	35,557	31,437	155,372

Total	$57,766	$83,079	$117,709	$31,575	$290,129

•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.

•	The contractual obligation table excludes our FIN 48 liabilities of $1.6 million because we cannot reliably estimate the timing of cash payments. See Note 12 of the Notes to the Consolidated Financial Statements for further discussion.

Purchase Obligations

Occasionally we contract with certain of our communications clients (which currently represent approximately 20% of our annual revenue) to provide us with telecommunication services. We believe these contracts are negotiated on an arm’s-length basis and may be negotiated at different times and with different legal entities.

Future Capital Requirements

We expect total capital expenditures in 2008 to be approximately $60 - $70 million. Approximately 80% of the expected capital expenditures in 2008 are related to the opening and/or expansion of delivery centers and 20% relates to the maintenance capital required for existing assets and internal technology projects. The anticipated level of 2008 capital expenditures is primarily dependent upon new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technological infrastructure.

We also expect to continue to incur outside legal, accounting and consulting expenses in conjunction with the class action lawsuit filed against us and certain current directors and officers and our review of historical equity-based accounting practices. Although we cannot predict the amount of such expenses in 2008, we have incurred $11.5 million of expenses in 2007 and an additional $5.0 million of expenses in the first quarter of 2008.

We may consider restructurings, dispositions, mergers, acquisitions and other similar transactions. Such transactions could include the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures or the incurrence, assumption, or refinancing of indebtedness and could be material to the consolidated financial condition and consolidated results of our operations.

The launch of large client contracts may result in short-term negative working capital because of the time period between incurring the costs for training and launching the program and the beginning of the accounts receivable collection process. As a result, periodically we may generate negative cash flows from operating activities.

Debt Instruments and Related Covenants

On September 28, 2006, we entered into our Credit Facility, which permits us to borrow up to $150 million, with an option to increase the borrowing limit to a maximum of $225 million (subject to approval by the lenders) at any time up to 90 days prior to maturity of the Credit Facility on September 27, 2011. On October 24, 2006, we exercised our option to increase the borrowing limit of the Credit Facility to $180 million. We may request a one year extension of the September 27, 2011 maturity date, subject to unanimous approval by the lenders. The Credit Facility is secured by the majority of our domestic accounts receivable and a pledge of 65% of the capital stock of specified material foreign subsidiaries. Our domestic subsidiaries are guarantors under the Credit Facility.

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

The Credit Facility, which includes customary financial covenants, may be used for general corporate purposes, including working capital, purchases of treasury stock and acquisition financing. As of December 31, 2007, we were in compliance with all financial covenants. The Credit Facility accrues interest at a rate based on either (1) the Prime Rate, defined as the higher of the lender’s prime rate or the Federal Funds Rate plus 0.50%, or (2) the LIBOR plus an applicable credit spread, at our option. The interest rate will vary based on our leverage ratio as defined in the Credit Facility. As of December 31, 2007, interest accrued at the weighted-average rate of approximately 6.04%. In addition, we are obligated to pay commitment fees on the unused portion of the Credit Facility, at a rate of 0.125% per annum. As of December 31, 2007 and 2006, we had outstanding borrowings under the Credit Facility of $65.4 million and $65.0 million, respectively. Our borrowing capacity is reduced by $9.2 million as a result of the letters of credit issued under the Credit Facility. The unused commitment under the Credit Facility was $105.4 million as of December 31, 2007.

Client Concentration

Our five largest clients accounted for 40%, 42% and 47% of our annual revenue for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, these five clients accounted for an even greater proportional share of our consolidated earnings. The profitability of services provided to these clients varies greatly based upon the specific contract terms with any particular client. In addition, clients may adjust business volumes served by us based on their business requirements. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, this risk is mitigated, in part, by the service level disruptions that would arise for our clients.

The contracts with our five largest clients expire between 2008 and 2011. Additionally, a particular client can have multiple contracts with different expiration dates. We have historically renewed most of our contracts with our largest clients. However, there is no assurance that future contracts will be renewed or, if renewed, will be on terms as favorable as the existing contracts.

Recently Issued Accounting Pronouncements

We discuss the potential impact of recent accounting pronouncements in Note 1 and Note 12 to the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our consolidated financial position, consolidated results of operations, or consolidated cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in U.S. interest rates, the London Interbank Offered Rate (“LIBOR”) and foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to our normal operating and funding activities. As of December 31, 2007, we had entered into financial hedge instruments with several financial institutions to manage and reduce the impact of changes, principally the U.S./Canadian dollar and U.S./Philippine peso exchange rates.

Interest Rate Risk

The interest rate on our Credit Facility is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of December 31, 2007, there was a $65.4 million outstanding balance under the Credit Facility. If the Prime Rate or LIBOR increased by 100 basis points, there would not be a material impact to our consolidated financial position or results of operations.

Foreign Currency Risk

We have operations in Argentina, Australia, Brazil, Canada, China, Costa Rica, England, Germany, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore, South Africa and Spain. Expenses from these operations, and in some cases revenue, are denominated in local currency, thereby creating exposures to changes in exchange rates. As a result, we may experience substantial foreign currency translation gains or losses due to the volatility of other currencies compared to the U.S. dollar, which may positively or negatively affect our results of operations. For the years ended December 31, 2007 and 2006, revenue from non – U.S. countries represented 68% and 64% of our consolidated revenue, respectively.

A global business strategy for us is to serve certain clients from delivery centers located in other foreign countries, including Argentina, Brazil, Canada, Costa Rica, Malaysia, Mexico, the Philippines, and South Africa, in order to leverage lower operating costs in these foreign countries. In order to mitigate the risk of these foreign currencies from strengthening against the functional currency of the contracting subsidiary, which thereby decreases the economic benefit of performing work in these countries, we may hedge a portion, though typically not 100%, of the foreign currency exposure related to client programs served from these foreign countries. While our hedging strategy can protect us from adverse changes in foreign currency rates in the short – term, an overall strengthening of the foreign currencies would adversely impact margins in the segments of the contracting subsidiary over the long – term.

The majority of this exposure is related to work performed from delivery centers located in Canada, the Philippines, Argentina, and Mexico. During the years ended December 31, 2007, 2006 and 2005, the Canadian dollar strengthened against the U.S. dollar by 15.2%, 0.1% and 3.3%, respectively. We have contracted with several financial institutions on behalf of our Canadian subsidiary to acquire a total of $136.8 million Canadian dollars through December 2010 at a fixed price in U.S. dollars not to exceed $123.0 million. However, certain contracts, representing $82.8 million in Canadian dollars, give us the right (but not the obligation) to purchase the Canadian dollars. If the Canadian dollar depreciates relative to the contracted exchange rate, we will elect to purchase the Canadian dollars at the then beneficial market exchange rate.

During the years ended December 31, 2007, 2006 and 2005, the Philippine peso strengthened against the U.S. dollar by 15.9%, 7.5% and 5.9%, respectively. We have contracted with several financial institutions on behalf of our Philippine subsidiary to acquire a total of 7.6 billion Philippine pesos through December 2009 at a fixed price of $166.5 million U.S. dollars.

During the years ended December 31, 2007, 2006 and 2005, the Argentine peso weakened against the U.S. dollar by 2.7%, 1.4% and 2.5%, respectively. We have contracted with several financial institutions on behalf of our Argentinean subsidiary to acquire a total of 126.7 million Argentine pesos through September 2009 at a fixed price of $37.8 million U.S. dollars.

During the years ended December 31, 2007, 2006 and 2005, the Mexican peso weakened against the U.S. dollar by 1.1% and 1.6% and strengthened against the U.S. dollar by 5.3%, respectively. We have contracted with several financial institutions on behalf of our Mexican subsidiary to acquire a total of 464.5 million Mexican pesos through December 2009 at a fixed price of $40.8 million U.S. dollars.

As of December 31, 2007, we had total derivative assets associated with foreign exchange contracts of $33.3 million. We use the discounted period-end forward rates methodology to determine market value of our forward and option contracts. The following table summarizes the amount by currency and the portion of the asset that settles within the next twelve months (amounts in thousands).

			Percentage
	U.S. Dollar		Settled Within	Dates Contracts
Derivative Assets	Amount		One Year	are Through

Canadian Dollar	$14,841	(1)	59.0%	December 2010
Philippine Peso	17,186		74.7%	December 2009
Argentine Peso	865		79.5%	September 2009
Mexican Peso	360		75.3%	December 2009

	$33,252

(1)	The Canadian dollar derivative asset amount excludes approximately $1.9 million in unamortized option premiums.

If the U.S./Canadian dollar, U.S. dollar/Philippine peso, U.S. dollar/Argentine peso, or U.S. dollar/Mexican peso exchange rate were to increase or decrease by 10% from current period – end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding gains or losses in our underlying exposures.

Other than the transactions hedged as discussed above and in Note 11 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in the respective local currency while some transactions are denominated in other currencies. For example, the inter – company transactions that are expected to be settled are denominated in the local currency of the billing subsidiary. Since the accounting records of our foreign operations are kept in the respective local currency, any transactions denominated in other currencies are accounted for in the respective local currency at the time of the transaction. Upon settlement of such a transaction, any foreign currency gain or loss results in an adjustment to income, which is recorded in Other, Net in the accompanying Consolidated Statements of Operations and Comprehensive Income.

At December 31, 2007 we had a cash flow hedge of U.S. dollar $19.2 million related to a short-term intercompany payable that one of our foreign subsidiaries owes to our U.S. parent pertaining to certain tax liabilities. We elected not to designate this as a hedge under FAS 133 and accordingly the change in the fair value of the hedge instrument is recorded as a component of Other, Net and offset by the change in the fair value of the underlying short-term intercompany payable.

Foreign Exchange Counterparty Exposure

The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations denominated in foreign currencies. The Company diversifies its foreign exchange contract exposures among many U.S. investment grade financial institutions. We do not perceive any material risk that the counterparties’ creditworthiness will impact their ability to deliver in accordance with the terms of the contract.

Fair Value of Debt and Equity Securities

We did not have any investments in debt or equity securities as of December 31, 2007.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located beginning on page F-1 of this report and incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

This Form 10-K includes the certifications of our Chief Executive Officer and Interim Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

Background

As described in the Explanatory Note to this Annual Report on Form 10-K, Item 7. Management’s Discussion and Analysis of Financial Condition and Note 2 to our Consolidated Financial Statements, the Audit Committee of our Board of Directors conducted a voluntary, independent review of our historical equity-based compensation practices and related accounting for the period 1996 through August 2007. The Audit Committee completed its review in the first quarter of 2008. In addition, management also reviewed all equity awards from 1996 through August 2007. Based on the results of the Audit Committee’s review, our review and our evaluation of disclosure controls and procedures in conjunction with the audit of our 2007 financial statements, we have identified deficiencies in our internal control over financial reporting, which are discussed more fully below. The control deficiencies failed to prevent or detect certain accounting errors, which required a restatement of our previously issued financial statements. The control deficiencies represent material weaknesses in our internal control over financial reporting and require corrective and remedial actions.

In light of these material weaknesses, we performed the following procedures in conjunction with our preparation of our consolidated financial statements in this Form 10-K:

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“Interim CFO”), as appropriate to allow timely decisions regarding required disclosures.

In connection with the preparation of this Form 10-K, our management, under the supervision and with the participation of our CEO and Interim CFO, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the restatement of previously issued financial statements described above, and the identification of certain material weaknesses in internal control over financial reporting described below, which we view as an integral part of our disclosure controls and procedures, our CEO and Interim CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2007.

Based upon the procedures highlighted above, we believe that the consolidated financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Management’s Report on Internal Control Over Financial Reporting

Management, under the supervision of our CEO and Interim CFO, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures which (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the Board of Directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of this Form 10-K, our management, under the supervision and with the participation of our CEO and Interim CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management identified the following control deficiencies as of December 31, 2007 that constituted material weaknesses:

Insufficient Complement of Personnel with Appropriate Accounting Knowledge and Training.  We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of U.S. GAAP and for effective preparation and review of all account reconciliations and analysis over the completeness and accuracy of account balances.

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

These material weaknesses resulted in the misstatement and audit adjustments of financial statement line items and related financial disclosures, as disclosed in Note 2 to our Consolidated Financial Statements, and resulted in the audit adjustments and the restatement of (i) our Consolidated Balance Sheet as of December 31, 2006 and our Consolidated Statements of Operations and Comprehensive Income, Statements of Stockholders’ Equity and Statements of Cash Flows for the years ended December 31, 2006 and 2005; and (ii) our unaudited quarterly financial information for the first and second quarters of 2007 and for all quarters in our year ended December 31, 2006. Additionally, these material weaknesses could result in misstatements of the accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

Based on management’s evaluation and due to the material weaknesses described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2007, and that report appears in this Form 10-K.

Remediation Plan

Our management has taken immediate action to begin remediating the material weaknesses identified. While certain remedial actions have been completed, we continue to actively plan for and implement additional control procedures. These remediation efforts, outlined below, are intended both to address the identified material weaknesses and to enhance our overall financial control environment.

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

Equity-Based Compensation Accounting.  We are in the process of enhancing our processes, procedures and controls in our equity-based compensation practices which we believe will remediate past deficiencies in our historical equity-based compensation practices, including, among other things:

•	Making annual equity awards at a set time each year and allocating annual grants to recipients before the grant;

•	Making all grants that require Compensation Committee approval, including new hire, promotion and special circumstance grants, at a duly convened meeting, absent extraordinary circumstances warranting action by unanimous written consent, and providing the Compensation Committee with information on the accounting treatment and any non-standard terms of each proposed grant;

•	Designating a senior member of the Human Capital Department who, supported by designated members of the Legal, Tax and Accounting Departments, shall be responsible for ensuring that the accounting treatment, recipient notification requirements, and required disclosure have been determined for each equity award before the award is authorized by the Compensation Committee;

•	Other than as approved under new grant procedures, prohibiting any changes to grants after their approval date, other than to withdraw a grant to an individual in its entirety because of a change in circumstances between approval and issuance of the grant (or to correct clear clerical errors);

•	Undertaking a training program for pertinent personnel in the terms of the Company’s equity compensation plans and improved policies and procedures;

•	Expanding internal audit procedures relating to grant approval and documentation;

•	We are actively seeking to hire additional accounting personnel with specific education and experience in accounting for equity-based compensation; and

•	In addition to implementation of on-going monitoring controls to ensure the above equity compensation grant practices are operating effectively, conduct a review of the new equity compensation grant practices after one year of operation on behalf of the Audit Committee.

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

Changes in Internal Control over Financial Reporting

Since December 31, 2007, we have begun the implementation of the remedial measures described above. However, there were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE DIRECTORS
AND EXECUTIVE OFFICERS

Information concerning our directors, each of whom has been nominated for election to a one-year term at our 2008 stockholders’ meeting, and our executive officers is set forth below:

Kenneth D. Tuchman, 48, founded our predecessor company in 1982 and has served as the Chairman of the Board since our formation in 1994. Mr. Tuchman served as our President and Chief Executive Officer from our inception until October 1999. In March 2001, Mr. Tuchman resumed the position of Chief Executive Officer.

James E. Barlett, 64, was elected to our Board in February 2000 and has served as Vice Chairman of the Board since October 2001. Before joining TeleTech as Vice Chairman, Mr. Barlett served as the President and Chief Executive Officer of Galileo International, Inc. from 1994 to 2001, and in addition was elected to be Chairman of Galileo in 1997, a position in which he served until leaving in 2001. Prior to joining Galileo, Mr. Barlett served as Executive Vice President of Worldwide Operations and Systems for MasterCard International Corporation, where he was also a member of the MasterCard International Operations Committee. Other positions previously held by Mr. Barlett were Executive Vice President of Operations for NBD Bancorp and Vice Chairman of Cirrus, Inc., and he also was a partner with Touche Ross & Co., currently known as Deloitte & Touche LLP. Mr. Barlett currently serves on the Board of Directors of Korn/Ferry International and Celanese Corporation.

William A. Linnenbringer, 59, was elected to our Board in February 2003. In his 32-year career with PricewaterhouseCoopers (“PwC”), Mr. Linnenbringer held numerous leadership positions, including Managing Partner for the U.S. banking and financial services industry practice, Chairman of the global financial services industry practice, and member of the firm’s policy board and world council of partners. Mr. Linnenbringer retired as a partner of PwC in 2002.

Ruth C. Lipper, 57, was elected to our Board in May 2002. Ms. Lipper has spent more than 25 years working in various financial and philanthropic leadership roles. From 1987 to 2000, Ms. Lipper was Executive Vice President and Treasurer for Lipper Analytical Services, Inc. Founded in 1973, Lipper Analytical Services was analyzing nearly 40,000 mutual funds through offices in the U.S., London, and Hong Kong at the time of its sale to Reuters Group PLC in 1998. Ms. Lipper is currently a volunteer chairperson for the Lipper Family Foundation.

Shrikant Mehta, 64, was elected to our Board in June 2004. Mr. Mehta is President and Chief Executive Officer of Combine International, Inc., a wholesale manufacturer of fine jewelry since 1974. He also serves on the Board of Directors of Distinctive Devices, Inc., Caprius, Inc. and various private corporations.

Shirley Young, 72, was elected to our Board in August 2002. Ms. Young is President of Shirley Young Associates, LLC, a business advisory company, and serves as Senior Adviser to General Motors – Asia Pacific. She is a member of the board of governors of The Nature Conservancy and Governor and Founding Chairman of the Committee of 100, a national Chinese-American leadership organization, and Chair of its Cultural Associate, U.S.-China Cultural Institute. Previously, Ms. Young served as Corporate Vice President of General Motors responsible for China strategic development and as Executive Vice President of Grey Advertising and President of Grey Strategic Marketing. She also served on the Board of Directors for Verizon, Bank of America, Harrah’s, Dayton Hudson/Target and currently serves on the Board of Directors of SalesForce.com.

Brian J. Delaney, 50, joined TeleTech as Vice President of Technology in December 2002 and, in January 2004, moved to the position of Senior Vice President, North America Operations. In October 2005, Mr. Delaney was promoted to Executive Vice President of Global Service Delivery, a position he continues to hold, and in February 2008, Mr. Delaney was promoted to Chief Operations Officer.

Gregory G. Hopkins, 53, joined TeleTech in April 2004 as Executive Vice President, Business Development. In 2004, he was promoted to his present position of Executive Vice President, Global Accounts. Before joining TeleTech, he was Vice President and General Manager of Global Markets at Telwares Communications, LLC. Prior to joining Telwares, Mr. Hopkins was Executive Vice President of Virtela Communications, where he developed a global sales and pre-sales engineering team. Other positions previously held by Mr. Hopkins included Western Region Vice President at AT&T Global Services, and Corporate Accounts Vice President at Inacom Information Systems.

Michael M. Jossi, 42, joined TeleTech in January 2005 as Vice President, Learning Services, and in December 2006, he was promoted to Senior Vice President of Human Capital. In April 2007, Mr. Jossi was promoted to Executive Vice President, Human Capital, a position he held on an interim basis until it was made permanent in August. The name of this position was subsequently changed to Executive Vice President of Global Human Capital. From 1998 until January 2005, Mr. Jossi was President and Chief Executive Officer of Active Education, Inc., a developer and provider of classroom and online computer training products for businesses.

Carol J. Kline, 43, joined TeleTech in June 2008 as Executive Vice President and Chief Information Officer. From February 2007 until joining TeleTech, Ms. Kline was Executive Vice President of Operations of EchoStar. Before joining EchoStar, Ms. Kline was Chief Information Officer and Executive Vice President for America Online from June 2003 to February 2006 and was the Senior Vice President for Worldwide Operations of Qwest Communications, Inc. from July 2000 to June 2003.

Alan Schutzman, 52, joined TeleTech in July 2006 as Executive Vice President, General Counsel and Secretary. From September 2003 through March 2006, Mr. Schutzman was Senior Vice President, General Counsel and Secretary of Concord Camera Corp. From January 2001 until September 2001, he served as Associate General Counsel of Jacuzzi Brands, Inc. (“Jacuzzi”) and Vice President, Associate General Counsel and Assistant Secretary of Jacuzzi from September 2001 through September 2003. During the Fall 2005 Semester, Mr. Schutzman served as an Adjunct Professor of Law at the Shepard Broad Law Center, Nova Southeastern University, in Fort Lauderdale, Florida where he taught a corporate workshop on mergers and acquisitions.

John R. Troka, Jr., 45, joined TeleTech in 2002 as Vice President of Global Finance. In August 2006, Mr. Troka was named Interim Chief Financial Officer, a position that he continues to hold, and in February 2008 he was promoted to the position of Senior Vice President of Global Finance. Before joining TeleTech, Mr. Troka was Vice President of Finance for Qwest Communications, formerly known as US West Communications. Mr. Troka is a licensed CPA in the state of Colorado.

Information Regarding the Board and Committees of the Board

During 2007, the Board held eight meetings, including four regularly scheduled quarterly meetings and four special meetings at which the Board met in executive session, during which only non-employee directors were present. The Board also took six actions by written consent. Each director attended more than 75% of the total number of meetings of the Board and Committees on which he or she served. We do not have a formal policy on a director’s attendance at the annual meeting of our stockholders, although we encourage members of the Board to attend. Last year, four of our directors (Kenneth D. Tuchman, James E. Barlett, William A. Linnenbringer and Shirley Young) attended the annual meeting of stockholders. The Board has determined that each of its non-employee directors (William A. Linnenbringer, Ruth C. Lipper, Shrikant Mehta and Shirley Young) is independent within the meaning of the NASDAQ Marketplace Rules.

The Board has three standing committees – the Audit Committee, the Compensation Committee, and the Nominating and Governance Committees. These committees assist the Board in the discharge of its responsibilities. The members of each committee are elected by the Board and typically serve for one-year terms.

Audit Committee

The Audit Committee is responsible for, among other things:

•	overseeing our accounting and financial reporting processes and the audits of our financial statements;

•	the appointment of our independent registered public accounting firm;

•	the scope and fees of the prospective annual audit and the results thereof;

•	compensation, retention and oversight of the independent registered public accounting firm engaged to prepare and issue audit reports on our financial statements and to perform other audits;

•	compliance with our accounting and financial policies and management’s procedures and policies relative to the adequacy of our internal accounting controls; and

•	reviewing and approving related party transactions.

The current members of the Audit Committee are William A. Linnenbringer (Chairman), Ruth C. Lipper and Shirley Young, each of whom is independent within the meaning of the NASDAQ Marketplace Rules. Our Board determined that each of the members of the Audit Committee has accounting and related financial management expertise within the meaning of the NASDAQ Marketplace Rules. In addition, our Board has determined that Mr. Linnenbringer qualifies as an “audit committee financial expert” within the meaning of the SEC regulations based on his 32-year career with PricewaterhouseCoopers. During 2007, the Audit Committee held four regularly scheduled meetings, 18 special meetings and numerous other conferences related to the review of our historical equity-based compensation practices. A substantial portion of the Audit Committee’s responsibilities during 2007 involved the voluntary, independent review of our historical equity-based compensation practices and related accounting, as discussed in the Explanatory Note to this Form 10-K, in Note 2 to the Consolidated Financial Statements and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Audit Committee has a written charter adopted by our Board. No changes have been made to the written charter during the past year. The Audit Committee reviews and assesses the adequacy of its charter on an annual basis.

Compensation Committee

The Compensation Committee:

•	reviews performance goals and determines or approves the annual salary, bonus and all other compensation for each executive officer (consistent with the terms of any applicable employment agreement);

•	reviews, approves and recommends terms and conditions for all employee benefit plans (and changes thereto); and

•	administers the TeleTech Holdings, Inc. Amended and Restated 1999 Stock Option and Incentive Plan, the TeleTech Holdings, Inc. 1995 Stock Option Plan, and other employee benefit plans as may be adopted by us from time to time.

The current members of the Compensation Committee are Shrikant Mehta (Chairman) and Ruth C. Lipper, each of whom is an “independent director” as defined under the NASDAQ. Marketplace Rules, a “non-employee director,” as defined under SEC Rule 16b-3, and “outside director,” as defined under Section 162(m) of the Internal Revenue Code. During 2007, the Compensation Committee held four regularly scheduled meetings and took five actions by unanimous written consent. The Compensation Committee operates under the Compensation Committee charter adopted by our Board. No changes have been made to the written charter during the past year.

Nominating and Governance Committee

The Nominating and Governance Committee is responsible for, among other things:

•	identifying and recommending to the Board qualified candidates for election or appointment to the Board; and

•	overseeing matters of corporate governance, including the evaluation of Board performance and processes, and assignment and rotation of Board committee members.

The Nominating and Governance Committee utilizes a variety of methods for identifying and evaluating nominees for director. The current members of the Nominating and Governance Committee are Ruth C. Lipper (Chairman) and William A. Linnenbringer, each of whom satisfies the independence requirements for nominating committee members pursuant to the NASDAQ Marketplace Rules. During 2007, the Nominating and Governance Committee held four regularly scheduled meetings. The Nominating and Governance Committee is governed by the Nominating and Governance Committee charter adopted by our Board. No changes have been made to the written charter during the past year.

Committee Composition

The following table provides the composition of each of our committees as of December 31, 2007.

Nominating and
	Audit	Compensation	Governance
Director	Committee	Committee	Committee

James E. Barlett
William A. Linnenbringer	✓		✓
Ruth C. Lipper	✓	✓	✓
Shrikant Mehta		✓
Kenneth D. Tuchman
Shirley Young	✓

Code of Conduct and Committee Charters

We have adopted a Code of Conduct applicable to all of our directors, officers (including our Chief Executive Officer, Chief Financial Officer, Controller and any person performing similar functions) and employees which includes the prompt disclosure of any waiver of the code, approved by our Board, for executive officers or directors. The Code of Conduct is available on our website, and we intend to disclose any waivers of, or amendments to, the code on our website. The Code of Conduct, Audit Committee charter, Compensation Committee charter, and Nominating and Governance Committee charter may be viewed on our website at http://www.teletech.com under “Investors”, “Corporate Governance.” You may also obtain a copy of any of these documents without charge by writing to: TeleTech Holdings, Inc., at 9197 S. Peoria Street, Englewood, Colorado 80112, Attention: corporate secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers, our directors, and persons who own more than ten percent of a registered class of our equity securities, to file changes in ownership on Form 4 or Form 5 with the SEC. These executive officers, directors, and ten-percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of these forms, we believe that all Section 16(a) reports applicable to our executive officers, directors, and ten-percent stockholders with respect to reportable transactions during the year ended December 31, 2007 were filed on a timely basis, with the exception of the following: John Simon, formerly Executive Vice President of Human Capital, Kamalesh Dwivedi, formerly Executive Vice President and Chief Information Officer, Brian J. Delaney, Chief Operations Officer, John R. Troka, Jr., Senior Vice President and Interim Chief Financial Officer and Alan Schutzman, Executive Vice President, General Counsel and Secretary, each filed a Form 4 on January 25, 2007 to report a grant of RSUs on January 22, 2007; Doug Clemmans, formerly our Chief Marketing Officer, filed a Form 4 on February 8, 2007 to report a grant of RSUs on February 5, 2007, Mr. Dwivedi filed a Form 4 on February 22, 2007 to report three exercises of stock options, along with the concurrent sale of the common stock received on exercise of the options, that occurred on February 16, 2007; Mr. Delaney filed a Form 4 on March 1, 2007 to report two exercises of stock options that had occurred on February 26, 2007; Shirley Young, a member of the Board, filed a Form 4 on February 22, 2007 to report an option exercise that occurred on February 15, 2007, and on August 22, 2007 she filed a Form 4 to report a common stock purchase that occurred on August 17, 2007; and Shrikant Mehta, a member of the Board, filed a Form 4 on February 26, 2007 to report three exercises of stock options that occurred on February 21, 2007, and he filed a Form 4 on June 1, 2007 to report a common stock sale that occurred on May 29, 2007.

ITEM 11.  EXECUTIVE COMPENSATION

Report of the Compensation Committee

The following report of the Compensation Committee shall not be deemed to be “soliciting material” or to otherwise be considered “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 except to the extent that we specifically incorporate it by reference into such filing.

The Compensation Committee consists of two non-employee directors: Mr. Mehta and Mrs. Lipper, both of whom the Board has determined are independent as defined by the NASDAQ Marketplace Rules. The Compensation Committee has certain duties and powers as described in its written charter adopted by the Board. A copy of the charter can be found on our website at http://www.teletech.com/teletech/ Compensation Committee.pdf.

The Compensation Committee has reviewed and discussed with management the disclosures included under the caption “Compensation Discussion and Analysis” below. Based upon this review and discussion, the Compensation Committee recommended to the Board that the section entitled “Compensation Discussion and Analysis” be included in this Form 10-K.

Members of the Compensation Committee

Shrikant Mehta, Chair
Ruth C. Lipper

Compensation Discussion and Analysis

Executive Summary

This section explains our executive compensation programs as it relates to the following named executive officers:

Kenneth D. Tuchman	Chairman of the Board and Chief Executive Officer
James E. Barlett	Vice Chairman of the Board
Brian J. Delaney	Executive Vice President of Global Service Delivery and Chief Operations Officer
John R. Troka, Jr.	Interim Chief Financial Officer and Senior Vice President of Global Finance
Gregory G. Hopkins	Executive Vice President of Global Accounts

Our executive compensation programs for the named executive officers consist of (i) long-term equity awards in the form of restricted stock units (“RSUs”), which include time-in-service vesting and performance-based vesting elements; (ii) cash compensation in the form of performance-based cash incentives under the Management Incentive Plan (“MIP”); (iii) discretionary cash bonuses to recognize exceptional individual achievements and contributions to our overall financial performance; and (iv) cash compensation in the form of base salaries. We also provide certain perquisites, but they do not constitute a significant portion of executive compensation. Each year, the Compensation Committee, which is made up entirely of independent directors, determines the compensation of the CEO and, after reviewing the

CEO’s recommendations, the other named executive officers. Compensation tables summarizing the compensation of our named executive officers appear toward the end of this Compensation Discussion and Analysis, beginning with the Summary Compensation Table.

Funding of Incentive Benefit Pool

Funding for the MIP, discretionary cash bonuses, 401(k) profit sharing plans and other employee benefit programs, comes from our incentive benefit pool. We make contributions to the incentive benefit pool periodically throughout the year based on our achievement of revenue and operating income objectives in our internal business plan (excluding extraordinary, unusual or infrequently occurring events or changes in accounting principles). We then fund the MIP, discretionary cash bonus, 401(k) profit sharing plans and other employee benefit programs according to the terms of the respective programs. The Compensation Committee, however, has discretion to distribute less than the total amount of funds available in the incentive benefit pool.

Executive Compensation Objectives

Our goal for executive compensation is to attract, motivate and retain highly qualified executives focused on delivering superior executive performance that creates long-term investor value. Under the supervision of the Compensation Committee, we have developed and implemented compensation policies, plans and programs intended to closely align the financial interests of the named executive officers with those of our stockholders in order to enhance our long-term growth and profitability and therefore create long-term stockholder value.

Executive Compensation Overview

Five Overarching Principles

We have designed our executive compensation program around five overarching principles:

•	Structure compensation programs with a significant portion of variable, or at-risk, compensation to ensure that the actual compensation realized by named executive officers directly and demonstrably links to individual and companywide performance;

•	Offer market competitive compensation opportunities that will allow us to attract and retain named executive officers capable of leading us to the fulfillment of our business objectives;

•	Ensure that our named executive officers remain focused on individual operational goals to build the foundation for our long-term success;

•	Align the interests of named executive officers and stockholders to achieve long-term stock price performance; and

•	Maintain an egalitarian culture with respect to compensation programs, such that, generally, certain management employees may generally participate in the same equity-based and cash-based incentive programs as the named executive officers.

Four Components

To achieve the five overarching principles, the compensation program for the named executive officers consists of the following four components, in order of their importance:

•	Equity awards in the form of RSUs under our 1999 Amended and Restated Stock Option Plan, as amended and restated (the “1999 Plan”);

•	Annual performance-based cash incentives under the MIP (although the CEO and the Vice Chairman are eligible for performance-based cash incentives under the MIP, they elected not to participate in 2007);

•	Discretionary cash bonuses to recognize exceptional individual achievement and contributions to our overall financial performance; and

•	Base salary.

The named executive officers are also eligible to participate in our general health and welfare programs, 401(k) Plan, insurance program and other employee programs on substantially the same basis as other employees. We pay all or a portion of the named executive officers’ premiums for certain of these plans.

Mix of Equity, Cash Incentives/Bonuses and Salary

We rely heavily on long-term equity awards because the Compensation Committee believes they are the most effective compensation element for attracting entrepreneurial, hard working executives and promoting long-term commitment. Equity awards also help to ensure a strong connection between executive compensation and our financial performance because the value of RSUs depends on our future share price. Although the Compensation Committee reviews the compensation practices of certain companies as described in the section entitled “Executive Compensation Program Design and Implementation – The Role of Peer Groups, Surveys and Benchmarking” below, the Compensation Committee does not adhere to strict formulas or survey data to determine the mix of compensation elements. Instead, the Compensation Committee considers various factors in exercising its discretion to determine compensation, including the experience, responsibilities and performance of each named executive officer as well as our overall financial performance. This flexibility is particularly important in designing compensation arrangements to attract new executives in our highly competitive, rapidly changing markets.

CEO Compensation

The independent members of the Board, at the recommendation of the Compensation Committee, determine adjustments to the CEO’s compensation and evaluate the performance of the CEO. For 2007, Mr. Tuchman’s base salary was $350,000, and he elected not to participate in the MIP or receive any other form of cash compensation or discretionary cash bonuses. In recognition of Mr. Tuchman’s contribution to our strong performance and his relatively low base salary and performance-based incentives since he returned as CEO in March 2001, on June 22, 2007 the Compensation Committee awarded 500,000 RSUs to Mr. Tuchman, as follows: (i) 250,000 time-in-service RSUs vesting in five equal annual installments (50,000 RSUs per year) beginning on January 22, 2008 provided Mr. Tuchman is continuously employed through the vesting date; and (ii) 250,000 performance-based RSUs vesting in five equal annual installments (50,000 RSUs per year) beginning on March 1, 2008 if we achieve the RSU operating income objectives in our internal business plan. Operating income is the sole performance objective for vesting of performance-based RSUs because the Compensation Committee believes that operating income directly drives stockholder value by impacting earnings per share and is the element over which management can exert the greatest degree of short-term control. Adjusted operating income is determined by adjusting reported earnings to eliminate restructuring and restructuring related expenses. For 2007, the RSU operating income objective was set at $138 million. We did not achieve the RSU operating income objectives for 2007 and the first 50,000 of Mr. Tuchman’s performance-based RSUs did not vest. Fifty thousand of Mr. Tuchman’s time-in-service RSUs vested on January 22, 2008. Mr. Tuchman’s RSUs also provide for accelerated vesting on the effective date of a change in control. A full breakdown of the CEO’s compensation for services rendered during 2007 is included in the Summary Compensation Table below.

Vice Chairman Compensation

The Compensation Committee determines adjustments to the Vice Chairman’s compensation and evaluates the performance of the Vice Chairman. For 2007, Mr. Barlett’s base salary was $350,000, and he elected not to participate in the MIP or receive any other form of performance-based cash compensation or discretionary cash bonuses. In recognition of our strong performance and Mr. Barlett’s relatively low base salary and performance-based incentives since he became Vice Chairman in October 2001, on June 22, 2007 the Compensation Committee awarded 500,000 RSUs to Mr. Barlett. The Compensation Committee provided that all of Mr. Barlett’s RSUs would vest in ten equal annual instalments (50,000 RSUs per year) beginning on January 22, 2008, provided that Mr. Barlett is continuously employed through the vesting date. Mr. Barlett’s RSUs also provide for accelerated vesting on the effective date of a change in control. As discussed above in the section entitled

“Effects of Equity-Based Compensation Review – Impact on Compensation of Executive Officers,” we also paid certain Incremental Adverse Taxes on behalf of Mr. Barlett in conjunction with awards of stock options made in years prior to 2007 which were later determined to have been issued with stated exercise prices that were lower than the fair market value on the appropriate measurement dates. A full breakdown of the Vice Chairman’s compensation for services rendered during 2007, including the payment of “Incremental Adverse Taxes,” is included in the Summary Compensation Table below.

Compensation Committee’s View on CEO and Vice Chairman Compensation

The Compensation Committee believes that the grant of RSUs to Messrs. Tuchman and Barlett (as well as other members of the management team) is justified by our performance over the last five years. Due in large part to the leadership of our CEO and Vice Chairman, our stock price has increased from $7.26 per share on December 31, 2002 to $21.27 per share on December 31, 2007, a 193% increase in five years (as indicated in the Stock Performance Graph, which is included in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Form 10-K). The RSU awards to the CEO and Vice Chairman, however, exceeded an annual individual award limit of 300,000 shares contained in the Company’s 1999 Stock Option and Incentive Plan (the “Plan”). After consulting with counsel, and as previously reported in a Current Report on Form 8-K filed with the SEC on February 20, 2008, the Compensation Committee concluded that the authorization of the awards was effectively an amendment of the Plan limit.

Executive Compensation Program Design and Implementation

Team-Based Compensation

Our compensation program for named executive officers rests on two assumptions. First, each officer must demonstrate exceptional individual performance. Second, each officer must contribute as a member of the team to our overall success rather than merely achieve specific objectives within that officer’s area of responsibility.

Independent Compensation Committee Determines All Executive Compensation

The independent Compensation Committee determines all compensation for the named executive officers. Annually, the Compensation Committee conducts an evaluation of each named executive officer to determine if any changes in the officer’s compensation are appropriate. The CEO does not participate in the Compensation Committee’s deliberations or decision with regard to his compensation. At the Compensation Committee’s request, however, the CEO and the Executive Vice President of Global Human Capital review with the Compensation Committee the performance of the other four named executive officers. The Compensation Committee gives considerable weight to the CEO’s evaluation of the other named executive officers because of his direct knowledge of each officer’s performance and contributions. For each named executive officer, the Compensation Committee members independently determine each component of compensation based on their collective assessment of the officer’s performance using the success factors, as well as our overall financial performance.

The Role of Equity Awards

RSUs Minimize Dilution and Support Long-Term Focus

We rely on long-term equity awards to attract and retain an outstanding executive team and to motivate the executive team to improve our financial performance. In 2007, we suspended our prior practice of granting stock options to named executive officers as a means of providing long-term equity awards and implemented a program of awarding RSUs that include time-in-service and performance-based vesting elements. Unlike a stock option, the compensation value of an RSU does not depend solely on future stock price increases; at grant, its value is equal to our stock price. Although its value may increase or decrease with changes in the stock price during the period before vesting, an RSU will have value in the long term, encouraging retention. By contrast, the entire value of a stock option depends on future stock price appreciation. Accordingly, RSUs deliver significantly greater share-for-share compensation value at grant than stock options, and we can offer comparable grant date compensation with fewer shares and less dilution for our stockholders.

The Compensation Committee believes that the combination of performance-based and time-in-service RSU awards are the most effective way to align the named executive officers’ interests with the interests of our stockholders and to attract and retain talented executives. The Compensation Committee believes that this provides a strong incentive to continue employment. The Compensation Committee believes that substantial equity ownership by individual executive officers helps to assure that these individuals will remain focused on building stockholder value. In this regard, the compensation of the CEO and the Vice Chairman has been heavily weighted toward equity compensation. The Compensation Committee reviews annually the outstanding, unvested equity awards of the CEO and, after receiving input from the CEO, the other named executive officers to determine whether additional awards are warranted in light of the officer’s performance, the competitive environment and the other factors discussed in the section entitled “Executive Compensation Program Design and Implementation – The Role of Equity Awards” below.

Vesting Conditions

The RSU vesting provisions applicable to our CEO and Vice Chairman are discussed above in the sections entitled “Executive Compensation Overview – CEO Compensation” and “– Vice Chairman Compensation.” All RSU awards to our other named executive officers give the officer the right to receive a specified number of common shares at no cost to the officer, if the officer is continuously employed through the vesting date. The named executive officer is generally not eligible to receive the shares if employment is terminated before the RSUs vest. A grant of performance-based RSUs gives the officer the right to receive a specified number of common shares at no cost to the officer, but only if the officer remains employed through the vesting date and we achieve the RSU operating income objectives in our internal business plan. Operating income is the sole performance objective for vesting of performance-based RSUs because the Compensation Committee believes that operating income directly drives stockholder value by impacting earnings per share and is the element over which management can exert the greatest degree of short-term control. Adjusted operating income is determined by adjusting reported earnings to eliminate restructuring and restructuring related expenses. For 2007, the RSU operating income objective was set at $138 million. In addition, the vesting of RSUs may be affected by a change in control. RSUs granted in 2007 to our executives (other than Messrs. Tuchman and Barlett) provide that any time-in-service or performance-based RSUs that are scheduled to vest more than 12 months from the effective date of a change in control will vest on the one-year anniversary of the change in control. Any time-in-service or performance-based RSUs that are scheduled to vest less than 12 months from the effective date of a change in control will continue to vest pursuant to the original vesting provisions, provided that if the executive’s employment is terminated by TeleTech “without cause” or by the executive for “good reason” (as those terms are defined in the applicable award agreement) within this 12-month period, the unvested RSUs will vest in full. Notwithstanding the above, the Compensation Committee has the discretion to accelerate the vesting of any RSU or stock option.

2007 RSU Awards

The RSU awards to our CEO and Vice Chairman are discussed above in the sections entitled “Executive Compensation Overview – CEO Compensation” and “– Vice Chairman Compensation.” In 2007, two additional named executive officers received RSU awards. Mr. Delaney, our Chief Operations Officer and Executive Vice President of Global Service Delivery, received 250,000 RSUs and Mr. Troka, our Interim Chief Financial Officer and Senior Vice President of Global Finance, received 75,000 RSUs. Mr. Hopkins, our Executive Vice President, Global Accounts, did not receive any RSUs because he had already received a significant stock option grant, relative to the other executive officers, in years prior to 2007. With regard to the RSUs awarded to Messrs. Delaney and Troka, the Compensation Committee provided that (i) one-third are time-in-service RSUs that vest in five equal annual installments beginning on January 22, 2008 and (ii) two-thirds are performance-based RSUs that are be eligible for vesting in three equal annual installments beginning on March 1, 2008, provided that we achieve the RSU operating income objectives in our internal business plan. We did not achieve the operating income objectives required for vesting of performance-based RSUs for 2007 and thus the first year’s worth of performance-based RSUs expired in March 2008. Twenty percent of the time-in-service RSUs held by Messrs. Delaney and Troka vested on January 22, 2008.

The Role of Cash Compensation

Cash compensation consists of (1) performance-based cash incentives under the MIP; (2) discretionary cash bonuses; and (3) base salaries.

Performance-Based Cash Incentives

Pursuant to the MIP, which is established each year by the Compensation Committee, we pay performance-based cash incentive compensation to participating named executive officers based on their achievement of individual goals and their contribution to our overall success. During 2007, only Messrs. Delaney and Troka participated in the MIP. Our CEO, Vice Chairman, and Executive Vice President of Global Accounts did not participate in the MIP. The Compensation Committee targets the MIP for participating named executive officers at the 75th percentile based on data from competitors and similarly sized companies (as described in the section entitled “Executive Compensation Program Design and Implementation – The Role of Peer Groups, Surveys and Benchmarking” below). Specifically, the Compensation Committee subjectively considers each named executive officer’s impact on our overall performance by examining the following “success factors”: (i) contribution to our overall operating effectiveness, strategic success and profitability; (ii) role in developing and maintaining key client relationships; (iii) level of responsibility, scope, and complexity of such named executive officer’s position relative to other named executive officers; (iv) leadership growth and management development over the past year; (v) completion of strategic projects; (vi) innovations to continuously improve performance and improve open communications; (vii) ability to provide hands-on business problem solving and wise business decisions; and (viii) demonstration of business ownership. The Compensation Committee selected these success factors because they are important indicators of increased stockholder value. The success factors are not qualified or weighted for importance. The MIP does not provide for the adjustment or recovery of an award paid to a named executive officer if the results in a previous year are subsequently restated or adjusted in a manner that would have originally resulted in a smaller award.

The Compensation Committee believes that the MIP forms an important component of executive compensation as it provides recognition to named executive officers who meet their performance goals. It is, however, a less significant factor in attracting new executive talent than equity compensation, and it promotes retention only in the short-term, over the performance period. The secondary significance of the MIP is evidenced by the fact that the CEO and the Vice Chairman have not historically received performance-based cash incentives.

At the end of each year, the Compensation Committee uses the success factors to determine the amount of the award to be paid to each named executive officer under the MIP. The range of each participant’s award can vary depending on the officer’s title and responsibilities. The range of Mr. Delaney’s MIP award was from zero to 150% of his base salary, and he received a MIP award equal to approximately 68% of his base salary. The range of Mr. Troka’s MIP award was from zero to 45% of his base salary, and he received a MIP award equal to approximately 38% of his base salary. The Compensation Committee believes that Messrs. Delaney and Troka contributed greatly to our overall success as measured by their achievement of the individual and companywide success factors identified above. In this regard, the Compensation Committee believes that the teamwork and individual accomplishments of our named executive officers have resulted in a substantial return to our investors, as evidenced by our Stock Performance Graph, which is included in Item 5. of this Form 10-K. Specific payment amounts to Messrs. Delaney and Troka under the 2007 MIP are shown in the Summary Compensation Table below under the column heading “Non-Equity Incentive Plan.”

Discretionary Cash Bonuses

At the end of each year, the Compensation Committee also has the authority to pay discretionary cash bonuses (in addition to performance-based cash incentives under the MIP) to any executive, including any of the named executive officers. Although we have not relied heavily on discretionary cash bonuses, the Compensation Committee believes that discretionary cash bonuses are an important component of executive compensation because they provide the Committee with the ability to recognize exceptional individual achievement and contributions to TeleTech’s overall financial performance. It is, however, a less significant factor than equity compensation and the MIP. Its secondary significance is evidenced by the fact that the CEO and the Vice Chairman have not historically received discretionary cash bonuses. During 2007, only Messrs. Hopkins and Troka received discretionary cash bonuses.

In 2007, the Compensation Committee approved discretionary cash bonuses of $375,000 for Mr. Hopkins and $160,000 for Mr. Troka in recognition of their exceptional individual achievements and contributions to TeleTech’s overall financial performance. In particular, Mr. Hopkins was primarily responsible for TeleTech’s revenue growth, which increased by approximately $159 million in 2007. Mr. Troka’s award was attributable to his expanded role and responsibilities; he served as Interim Chief Financial Officer for all of 2007.

Base Salaries

The Compensation Committee believes that base salaries are less important than performance-based cash incentives and long-term equity awards in meeting our compensation objectives. This is evidenced by the fact that based on data from a peer group of competitors and similarly sized companies (as described in the section below entitled “The Role of Peer Groups, Surveys and Benchmarking”), the base salaries of our CEO and Vice Chairman are in the bottom quartile, considerably lower than those received by their counterparts. Furthermore, the Compensation Committee generally targets the base salaries of other named executive officers in a midrange between the 25th and 75th percentiles of the peer group.

In 2007, the Compensation Committee approved a base salary increase for Mr. Delaney from $250,000 to $300,000 and a base salary increase for Mr. Troka from $180,000 to $200,000. The Compensation Committee believes that these adjustments were appropriate and consistent with our compensation objectives, especially in light of their respective responsibilities and achievements.

The Role of Consultants

In November 2004, we selected and retained the services of Compensia, Inc., an executive compensation consulting firm, and in April 2008 we selected and retained the services of Latham & Watkins, LLP, a law firm. From time to time, Compensia and Latham & Watkins provide executive compensation advice to the Compensation Committee and us. No member of the Compensation Committee or any named executive officer has any affiliation with either Compensia or Latham & Watkins. The Compensation Committee either directly, or indirectly through our human capital department, periodically seeks input from Compensia on a range of issues, including evolving compensation trends, appropriate comparison companies and market survey data. In the past, Compensia has also provided recommendations on the structure of our equity incentive plan, but it does not determine the amount or form of compensation for any named executive officers. We do not use Compensia for services outside of executive compensation. The Compensation Committee, either directly or indirectly through our legal or human capital departments, periodically seeks advice from Latham & Watkins on various legal issues.

The Role of Peer Groups, Surveys and Benchmarking

With the assistance of our human capital department, the Compensation Committee identified peer companies for 2007 that compete with us in the labor and capital markets and that follow similar pay models. The peer group that the Compensation Committee reviewed to ensure that our total compensation is within a reasonably competitive range consisted of the following companies: Affiliated Computer Services, Inc. APAC Customer Services Inc., Autobytel Inc., Convergys Corporation, ICT Group Inc., Paychex Inc., Reynolds & Reynolds Company, Sitel Corporation,

Spherion Corp., Sykes Enterprises Incorporated and West Corporation. Although the data obtained using peer groups, surveys and benchmarking is one factor the Compensation Committee uses in determining executive compensation, it is not a definitive factor.

The Role of Employment Agreements

From time to time, we enter into employment agreements with senior officers, including some of the named executive officers, when the Compensation Committee determines that an employment agreement is desirable to obtain a measure of assurance as to the executive’s continued employment or to attract an executive in light of market conditions. Based on an evaluation of these factors, we have entered into employment agreements with Messrs. Tuchman, Barlett and Hopkins. Pursuant to these agreements, Messrs. Tuchman and Barlett are entitled to receive an annual base salary. Messrs. Tuchman and Barlett are also entitled to participate in all other employee benefit plans, in each case, on terms and conditions no less favorable than the terms and conditions generally applicable to their peers. Mr. Hopkins is entitled to receive a base salary and is eligible to receive additional incentive compensation and discretionary cash bonuses, as may be determined by the Compensation Committee from time to time. Employment agreement provisions relating to severance/termination and changes-in-control are discussed below in the section entitled “Potential Payments Upon Termination or Change in Control – Employment Agreements.”

Tax and Accounting Considerations

Limitations on the Deductibility of Compensation

Under Section 162(m) of the Internal Revenue Code of 1986, as amended and applicable treasury regulations, unless certain exceptions apply, no tax deduction is allowed for annual compensation in excess of $1 million paid to our principal executive officer and three most highly compensated executive officers other than our chief financial officer. One notable exception is performance-based compensation that has been disclosed to and approved by stockholders, by a majority of the vote in a separate stockholder vote before the payment of such compensation if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals and the Board committee that establishes such goals consists only of “outside directors” as defined for purposes of Section 162(m). Each of the members of the Compensation Committee qualifies as “outside directors.” Typically stock options granted by the compensation committee at fair market value under a shareholder approved plan typically meet the performance-based exception to Section 162(m). However, certain individual stock option grants to executive officers, whose tax deductible compensation is limited under Section 162(m), were issued with a strike price less than fair market value on the date of grant. Income realized from the exercise of these individual stock option grants does not meet the exception for performance-based compensation. In addition, RSUs and MIP payments typically do not meet the requirements for exempt performance-based compensation under Section 162(m). In the future, the Compensation Committee intends to maximize the extent of tax deductibility of executive compensation under the provisions of Section 162(m) so long as doing so is compatible with its determinations as to the most appropriate methods and approaches for the design and delivery of compensation to named executive officers. In this regard, we intend to consider adopting stockholder approved cash incentive plans that permit us to maximize the deductibility of our incentive compensation under Section 162(m).

Tax Implications for Officers

Section 280G of the Internal Revenue Code imposes an excise tax on payments to executives of severance or change-in-control compensation that exceed the levels specified in Section 280G. The named executive officers could receive the amounts shown on the table in the section entitled “Potential Payments Upon Termination or Change in Control” below as severance or change-in-control payments, but the Compensation Committee does not consider their potential impact in compensation program design.

Section 409A of the Internal Revenue Code imposes additional income taxes on executive officers for certain types of deferred compensation that do not comply with Section 409A. We provide certain executives, including our named executive officers, with the opportunity to contribute all or a portion of their salaries, performance-based cash incentives or discretionary cash bonuses to a deferred compensation plan. We do not provide deferred compensation to the named executive officers in excess of their individual contributions and therefore, this limitation does not affect the structure of our compensation program for the officers. However, as described below in the section entitled “Effect of Equity-Based Compensation Review on Compensation of Named Executive Officers,” we paid certain federal, state and employment taxes (which included taxes and penalties under Section 409A) assessed upon three of our named executive officers (Messrs. Barlett, Delaney and Hopkins) that resulted from stock options issued with stated exercise prices that were lower than the fair market value on the appropriate measurement dates.

Effect of Equity-Based Compensation Review on Compensation of Named Executive Officers

As described in Item 9A of this Form 10-K, management has concluded that as of December 31, 2007, we had a material weakness with respect to our equity-based compensation practices. As a result, we have made changes to our equity-granting practices, processes and controls that we believe will remediate past deficiencies. However, our Board determined that in the case of stock options issued with stated exercise prices that were lower than the fair market value on the appropriate measurement dates, we would pay any incremental federal, state and employment taxes assessed upon employees, including penalties and interest and tax “gross-ups” under Section 409A of the Internal Revenue Code, to make the employees whole for any adverse tax consequences arising as a result of the vesting or exercise (or, in the case of an employee who was an executive officer on the date of the relevant stock option award, a “deemed” exercise) of such options in 2006 and 2007 (collectively, the “Incremental Adverse Taxes”). We paid Incremental Adverse Taxes for three named executive officers in 2007: Messrs. Barlett, Delaney and Hopkins. The aggregate amount of Incremental Adverse Taxes paid or to be paid on behalf of the three named executive officers for stock options vested, exercised or deemed exercised in 2006 and 2007 are included in the “Other Compensation” column of the Summary Compensation Table below.

Accounting Considerations

The Compensation Committee also considers the accounting and cash flow implications of various forms of executive compensation. In our financial statements, we record salaries and performance-based compensation incentives as expenses in the amount paid, or to be paid, to the named executive officers. Accounting rules also require us to record equity awards as an expense in our financial statements even though equity awards are not paid as cash to employees. The accounting expense of equity awards to employees is calculated in accordance with SFAS 123(R). The Compensation Committee believes, however, that the advantages of equity compensation programs, as discussed above, outweigh the non-cash compensation expense associated with them.

Summary Compensation Table

The following table presents information regarding compensation earned by or awarded to each of our named executive officers for services rendered during 2007. The primary elements of each named executive officer’s total compensation reported in the table are base salary, a MIP payment, a discretionary cash bonus, long-term equity incentives consisting of RSUs, stock options and other compensation benefits.

							Change in
							Value of
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus(1)	Awards(2)	Awards(2)	Compensation(3)	Earnings(4)	Compensation(5)	Total
Name and Principal Position(a)	Year(b)	($)(c)	($)(d)	($)(e)	($)(f)	($)(g)	($)(h)	($)(i)	($)(j)

Kenneth D. Tuchman	2007	350,000	–	1,384,193	1,344,908	–	–	53,778	3,132,879
(Chief Executive Officer)	2006	350,000	–	–	1,344,908	–	252,321	60,986	2,008,215
	2005	350,000	–	–	–	500,000	148,322	55,294	1,053,616
James E. Barlett	2007	350,000	–	1,384,193	306,104	–	21,751	339,535	2,401,583
(Vice Chairman)	2006	350,000	–	–	340,263	–	20,409	42,347	753,019
	2005	350,000	–	–	17,784	–	7,746	44,613	420,143
Brian J. Delaney	2007	298,077	–	412,919	227,081	300,000	–	411,155	1,649,231
(Chief Operations	2006	250,000	–	–	228,971	400,000	–	15,039	894,010
Officer)	2005	246,154	–	–	6,195	250,000	–	7,835	510,184
John R. Troka, Jr.	2007	196,923	160,000	121,570	40,992	75,000	–	5,392	599,877
(Interim Chief	2006	180,000	–	–	48,136	75,000	11,326	5,390	319,852
Financial Officer)	2005	180,000	33,000	–	–	13,000	2,815	2,632	231,447
Gregory G. Hopkins	2007	275,000	375,000	–	440,780	–	–	632,007	1,722,787
(Executive Vice President	2006	275,000	–	–	431,450	550,000	–	22,246	1,278,696
Global Accounts)	2005	275,000	–	–	170,425	275,000	–	15,839	736,264

(1)	Amounts set forth in column (d) are discretionary cash bonus payments outside of the MIP that are not subject to pre-established and communicated performance measures. Bonuses are paid in the first quarter of the year following the year for which such bonus was awarded.

(2)	Amounts set forth in columns (e) and (f) were calculated pursuant to SFAS 123(R) for 2007 and 2006 and APB 25 for 2005. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Adoption of SFAS No. 123(R) and Equity-Based Compensation Expense in this Form 10-K.

(3)	Amounts set forth in column (g) are annual MIP payments that are subject to the pre-established and communicated performance measures (specifically, the success factors described above in the section entitled “Executive Compensation Program Design and Implementation – The Role of Cash Compensation – Performance-Based Cash Incentives”) and are paid during the first quarter of the year following the year for which such bonus was awarded.

(4)	Amounts set forth in column (h) are summarized below in the section entitled “Nonqualified Deferred Compensation.” Pursuant to Instruction 3 to Item 402(c)(viii) of Regulation S-K, negative amounts are disclosed in the Nonqualified Deferred Compensation table below, but are excluded from the Summary Compensation Table.

(5)	Amounts set forth in column (i) are summarized below in the section entitled “All Other Compensation.”

The Summary Compensation Table should be read in conjunction with additional tables and narrative descriptions that follow. The Grants of Plan-Based Awards table, and the accompanying description of the material terms of the stock options and RSU awards granted in 2007, provides information regarding the long-term equity incentives awarded to named executive officers in 2007. The Outstanding Equity Awards at Year-End and Option Exercises and Stock Vested tables provide further information on the named executive officers’ potential realizable value and actual value realized with respect to their equity awards.

Nonqualified Deferred Compensation

Named executive officers have the opportunity to contribute all or a portion of their salaries, discretionary cash bonuses or performance-based cash incentives to a deferred compensation plan. We do not provide deferred compensation to the named executive officers in excess of their individual contributions. The following table summarizes activity in our deferred compensation plan during 2007 for our named executive officers:

Aggregate
	Executive	Registrant	Aggregate	Withdrawals/	Aggregate
	Contributions	Contributions	Earnings in	Distributions	Balance at
	in Last	in Last	Last Fiscal	in Last	Last Fiscal
	Fiscal Year(1)	Fiscal Year	Year(2)	Fiscal Year	Year End(3)
Name(a)	($)(b)	($)(c)	($)(d)	($)(e)	($)(f)

Kenneth D. Tuchman	–	–	(63,194)	–	1,655,450
James E. Barlett	–	–	21,751	–	583,531
Brian J. Delaney	–	–	–	–	–
John R. Troka, Jr.	15,215	–	(272)	–	98,146
Gregory G. Hopkins	–	–	–	–	–

(1)	Amounts set forth in column (b) are included in “Salary,” “Bonus” and/or “Non-Equity Incentive Plan” compensation columns of the Summary Compensation Table above for the named executive officers.

(2)	With the exception of negative amounts for Messrs. Tuchman and Troka, amounts set forth in column (d) are included in the in the “Change in Value of Non-qualified Deferred Compensation Earnings” column of the Summary Compensation Table above for the named executive officers.

(3)	Amounts set forth in column (f) were reported as compensation to the named executive officers in the Summary Compensation Table for 2007 and previous years.

All Other Compensation Table

The following table describes the perquisites and other compensation received by the named executive officers during 2007:

	Mr.	Mr.	Mr.	Mr.	Mr.
Perquisite	Tuchman	Barlett	Delaney	Troka	Hopkins

Personal Use of Company Aircraft(1)	$14,169	$15,237	$–	$–	$–
Automobile(1)	33,952	15,474	–	–	–
Executive Health/Dental/Vision Premiums	4,879	3,741	2,885	–	5,104
Group Term/Executive Life Premiums	108	475	6,917	111	5,868
Deferred Death Benefit	670	9,080	–	129	–
401(k) Plan Matching Contributions	–	–	6,750	5,152	6,750
409A Payments(2)	–	295,528	394,603	–	614,285

Total	$53,778	$339,535	$411,155	$5,392	$632,007

(1)	Automobile and personal use of the company aircraft are generally limited to Messrs. Tuchman and Barlett, the CEO and Vice Chairman, respectively.

(2)	We believe perquisites for executive officers should be extremely limited in scope and value. As a result, we have historically given nominal perquisites. However, as previously disclosed above in the section entitled “Executive Compensation Program Design and Implementation – Tax and Accounting Considerations – Tax Implications for Officers,” in 2007 our Board determined that in the case of stock options issued with stated exercise prices that were lower than the fair market value on the appropriate measurement dates, we would pay for all Incremental Adverse Taxes (as defined above) on behalf of any employees (including named executive officers). We have already paid

Incremental Adverse Taxes on behalf of Messrs. Barlett, Delaney and Hopkins with respect to options exercised (or, under Section 409A of the Internal Revenue Code, “deemed exercised” with respect to Mr. Barlett) during 2007. We have estimated the amount of Incremental Adverse Taxes that will be made on behalf of Messrs. Barlett, Delaney and Hopkins with respect to stock options vested, exercised or, with respect to Mr. Barlett, “deemed exercised” during 2006.

Grants of Plan-Based Awards

The following table sets forth information regarding each grant of stock awards, which were all in the form of RSUs, to each named executive officer in the year ended December 31, 2007 as well as estimated future payouts related to the MIP.

					Estimated
					Future
					Payouts
					Under
					Equity		All Other	All Other
					Incentive		Stock	Option
					Plan		Awards:	Awards:		Grant Date
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Awards(2)		Number of	Number of	Exercise or	Fair Value
					Threshold,		Shares of	Securities	Base Price	of Stock
					Target &		Stock or	Underlying	of Option	and Option
		Threshold	Target	Maximum	Maximum		Units(3)	Options	Awards	Awards(4)
Name(a)	Grant Date(b)	($)(c)	($)(d)	($)(e)	($)(f)		(#)(g)	(#)(h)	($ / Sh)(i)	($)(j)

Kenneth D. Tuchman	6/22/2007	–	–	–	250,000	(5)	250,000	–	–	8,300,000
James E. Barlett	6/22/2007	–	–	–	–		500,000	–	–	16,600,000
Brian J. Delaney	1/22/2007	200,000	400,000	600,000	166,667	(6)	83,333	–	–	2,192,491
John R. Troka, Jr.	1/22/2007	93,750	187,500	281,250	50,000	(6)	25,000	–	–	645,500
Gregory G. Hopkins	–	150,000	300,000	450,000	–		–	–	–	–

(1)	Amounts set forth in columns (c), (d) and (e) are based on estimated future payouts under the 2008 Management Incentive Plan (the “2008 MIP”), assuming that the 2008 MIP is funded by the incentive benefit pool and the Compensation Committee elects to award performance-based cash incentives. Messrs. Tuchman and Barlett have elected not to participate in Management Incentive Plans in prior years and it is anticipated that they will not participate in the 2008 MIP. However, Messrs. Tuchman and Barlett are still eligible to receive payments under the 2008 MIP.

(2)	Amounts set forth in column (f) represent the number of shares underlying performance-based RSU awards. The threshold, target and maximum amounts are the same for each award.

(3)	Amounts set forth in column (g) represent the number of shares underlying time-in-service based RSU awards.

(4)	Amounts set forth in column (j) represent the grant date fair value as determined pursuant to SFAS 123(R). See Note 20 of the Notes to Consolidated Financial Statements for a discussion of the relevant assumptions used in this determination.

(5)	This performance-based RSU award is scheduled to vest in five equal annual installments beginning on March 1, 2008. Subsequent to year end, the first 50,000 RSUs did not vest because we did not meet the RSU operating income objectives in our internal business plan. No performance objectives have been established for the vesting scheduled to vest on March 1, 2011 and 2012.

(6)	This performance-based RSU award is scheduled to vest in three equal annual installments beginning on March 1, 2008. Subsequent to year end, the first annual installment of RSUs did not vest because we did not meet the RSU operating income objectives in our internal business plan.

Description of Plan-Based Awards

Each of the Non-Equity Incentive Plan Awards reported in the Grants of Plan-Based Awards table was granted under the MIP. The material terms of these incentive awards are described in the section entitled “Compensation Discussion and Analysis” above.

Outstanding Equity Awards at Year-End

The following tables present information regarding the outstanding equity awards held by each of the named executive officers as of December 31, 2007, including the vesting dates for the portions of these awards that had not vested as of that date. All equity awards listed below were issued from our 1995 Stock Plan, 1999 Plan or Directors Stock Option Plan.

		Option Awards (as of December 31, 2007)
		Number of Securities Underlying			Option
	Option	Unexercised Options			Exercise	Option
	Grant	Exercisable	Unexercisable		Price	Expiration
Name(a)	Date(b)	(#)(c)	(#)(d)		($)(e)	Date(f)

Kenneth D. Tuchman	10/1/2001	420,000	–		6.98	10/1/2011
	2/25/2002	420,000	–		11.83	2/25/2012
	11/4/2005	400,000	400,000	(1)	11.35	11/4/2015
James E. Barlett	1/31/2000	25,000	–		24.06	1/31/2010
	5/3/2000	31,000	–		31.63	5/3/2010
	5/24/2004	31,000	–		9.42	5/24/2011
	10/15/2001	400,000	–		7.84	10/15/2011
	2/25/2002	100,000	–		11.83	2/25/2012
	5/13/2005	125,000	125,000	(1)	7.34	5/13/2015
Brian J. Delaney	12/2/2002	3,000	–		8.86	12/2/2012
	6/7/2004	–	12,000	(1)	7.78	6/7/2014
	6/23/2004	–	7,500	(2)	8.36	6/23/2014
	9/9/2005	–	50,000	(1)	8.59	9/9/2015
John R. Troka, Jr.	1/14/2002	35,000	–		13.10	1/14/2012
	2/28/2002	7,500	–		11.63	2/28/2012
	3/3/2003	3,000	–		5.01	3/3/2013
	6/23/2004	15,000	5,000	(2)	8.36	6/23/2014
	2/15/2006	2,500	7,500	(3)	12.75	2/15/2016
Gregory G. Hopkins	4/12/2004	–	75,000	(2)	6.24	4/12/2014

(1)	The unvested portion of this option award is scheduled to vest in two equal installments beginning on the next anniversary of the option grant date.

(2)	The unvested portion of this option award is scheduled to vest in its entirety on June 23, 2008.

(3)	The unvested portion of this option award is scheduled to vest in three equal installments beginning on the next anniversary of the option grant date.

Stock Awards (as of December 31, 2007)
Equity Incentive
					Equity Incentive		Plan Awards:
					Plan Awards:		Market or Payout
					Number of		Value of
		Number of		Market Value of	Unearned		Unearned
		Shares or		Shares or	Shares,		Shares,
		Units of		Units of	Units or		Units or
		Stock		Stock	Other Rights		Other Rights
		That Have		That Have	That Have		That Have
	Award	Not Vested		Not Vested(1)	Not Vested		Not Vested(2)
Name(a)	Grant Date(g)	(#)(h)		($)(i)	(#)(j)		($)(k)

Kenneth D. Tuchman	6/22/2007	250,000	(3)	5,317,500	250,000	(4)	5,317,500
James E. Barlett	6/22/2007	500,000	(5)	10,635,000	–		–
Brian J. Delaney	1/22/2007	83,333	(6)	1,772,500	166,667	(7)	3,545,000
John R. Troka, Jr.	1/22/2007	25,000	(6)	531,750	50,000	(7)	1,063,500
Gregory G. Hopkins	–	–		–	–		–

(1)	The dollar amounts set forth in column (i) are determined by multiplying (x) the number of shares or units reported in column (h) by (y) $21.27 (the closing price of our common stock on December 31, 2007, the last trading day of 2007).

(2)	The dollar amounts set forth in column (k) are determined by multiplying (x) the number of shares or units reported in column (j) by (y) $21.27 (the closing price of our common stock on December 31, 2007, the last trading day of 2007).

(3)	The unvested portion of this time-in-service RSU award is scheduled to vest in five equal annual installments beginning on January 22, 2008.

(4)	The unvested portion of this performance-based RSU award is scheduled to vest in five equal annual installments beginning on March 1, 2008. Subsequent to year end, the first 50,000 RSUs did not vest because we did not meet the RSU operating income objectives in our internal business plan. No performance objectives have been established for the RSUs scheduled to vest on March 1, 2011 and 2012.

(5)	The unvested portion of this time-in-service-based RSU award is scheduled to vest in ten equal annual installments beginning on January 22, 2008.

(6)	The unvested portion of this time-in-service RSU award is scheduled to vest in three equal annual installments beginning on January 22, 2008. Subsequent to year end, the first annual installment RSUs did not vest because we did not meet the RSU operating income objectives in our internal business plan.

(7)	The unvested portion of this performance-based RSU award is scheduled to vest in three equal annual installments beginning on March 1, 2008. Subsequent to year end, the first annual installment of RSUs did not vest because we did not meet the RSU operating income objectives in our internal business plan.

Option Exercises and Stock Vested

The following table presents information regarding the exercise of stock options by named executive officers during 2007, and on the vesting during 2007 of RSUs granted to the named executive officers.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
	Exercise	Exercise(1)	Vesting	Vesting
Name(a)	(#)(b)	($)(c)	(#)(d)	($)(e)

Kenneth D. Tuchman	–	–	–	–
James E. Barlett	–	–	–	–
Brian J. Delaney	67,250	1,411,858	–	–
John R. Troka, Jr.	–	–	–	–
Gregory G. Hopkins	75,000	1,809,683	–	–

(1)	The dollar amounts set forth in column (c) above for option awards are determined by multiplying (i) the number of shares of common stock to which the exercise of the option related by (ii) the excess of the per-share closing price of our common stock on the date of exercise over the exercise price of the options.

Potential Payments Upon Termination or Change in Control

Employment Agreements

Other than the employment agreements described below with respect to Messrs. Tuchman, Barlett and Hopkins, none of the named executive officers is entitled to receive compensation or benefits upon termination other than as generally provided to all of our U.S. employees under our Severance Pay Plan approved by the Board in 2007.

Agreement with Kenneth D. Tuchman.  TeleTech entered into an employment agreement with Mr. Tuchman, our Chairman and CEO, in October 2001. If, during the term, we terminate Mr. Tuchman’s employment other than for cause, death or disability or if Mr. Tuchman resigns for “good cause” (as this term is defined in the employment agreement), we will pay Mr. Tuchman as severance a sum equal to 24 months of Mr. Tuchman’s then current base salary payable in 24 equal monthly installments. During Mr. Tuchman’s employment and for a period of three years thereafter, Mr. Tuchman is subject to non-competition, non-solicitation and confidentiality provisions.

Agreement with James E. Barlett.  TeleTech entered into an employment agreement with Mr. Barlett, our Vice Chairman, in October 2001. If, during the term, we terminate Mr. Barlett’s employment other than for cause, death or disability or if Mr. Barlett resigns for “good cause” (as this term is defined in the employment agreement), we will pay to Mr. Barlett as severance a sum equal to 24 months of Mr. Barlett’s then current base salary payable in 24 equal monthly installments. During Mr. Barlett’s employment and for a period of three years thereafter, Mr. Barlett is subject to non-competition, non-solicitation and confidentiality provisions.

Agreement with Gregory G. Hopkins.  TeleTech entered into a letter agreement with Gregory Hopkins, our Executive Vice President, Global Accounts in April 2004. If we terminate Mr. Hopkins’s employment without “cause” (as this term is defined in the employment agreement), we will pay to Mr. Hopkins as severance a sum equal to six months of Mr. Hopkins’ then current base salary, either in a lump sum or in bi-weekly payments as mutually agreed upon at the time. Mr. Hopkins is also subject to non-competition, non-solicitation and confidentiality provisions.

Change in Control

The stock option and RSU agreements with the named executive officers have provisions for accelerated vesting if there is a change in control of TeleTech or if, after the change in control, the holder’s employment is terminated for certain reasons. The RSU agreements for Messrs. Tuchman and Barlett provide for accelerated vesting on the effective date of a change in control. The RSU agreements for Messrs. Delaney and Troka generally provide as follows:

•	Any RSUs scheduled to vest more than 12 months from the effective date of a change in control will vest on the one-year anniversary of the change in control; and

•	Any RSUs scheduled to vest less than 12 months from the effective date of a change in control will continue to vest pursuant to the original vesting provisions, provided that if the executive’s employment is terminated by TeleTech “without cause” or by the executive for “good reason” (as those terms are defined in the applicable award agreement), the unvested RSUs will vest in full.

Our standard option agreement for the named executive officers (as well as all individuals who are employed at the vice president level or higher) contains a provision whereby the vesting of such stock options (which typically have a four or five year vesting period) would accelerate by a period of two years immediately upon the occurrence of a change in control. The following table lists the named executive officers and the estimated amounts they would have become entitled to under the terms of employment, stock option and RSU agreements had a change in control occurred on December 31, 2007 and if the named executive officer’s employment was terminated upon the change in control:

			Total
	Employment	Estimated Total	Change in
	Agreement	Value of Equity	Control
Name	Payout	Acceleration(1)	Value

Kenneth D. Tuchman	$807,557	$14,603,000	$15,410,557
James E. Barlett	$788,015	$12,376,250	$13,164,265
Brian J. Delaney	$–	$6,210,205	$6,210,205
John R. Troka, Jr.	$–	$1,723,700	$1,723,700
Gregory G. Hopkins	$137,500	$1,127,250	$1,264,750

(1)	Dollar amounts set forth in this column represent the aggregate of: (i) the number of unvested RSUs that would vest upon a change in control multiplied by $21.27, the closing price of our common stock on December 31, 2007; and (ii) the number of unvested stock options that would vest upon a change in control multiplied by the excess of $21.27 over the exercise price of such stock options.

Director Compensation

Non-employee directors received (i) an annual retainer of $40,000 (paid $10,000 per quarter); (ii) a meeting fee of $1,000 for each Board or committee meeting attended; and (iii) a meeting fee of $500 for each telephonic Board or committee meeting attended. The Chair of the Compensation Committee and the Chair of the Nominating and Governance Committee each received an additional fee of $5,000 per year and the Chair of the Audit Committee received an additional fee of $20,000 per year.

Non-employee directors also received stock options pursuant to the 1999 Plan. Stock options granted to Directors vest immediately upon date of grant and are exercisable into restricted stock for which restrictions shall lapse one year after the date of grant. Each non-employee director who is first elected or appointed to the Board receives an option to purchase 20,000 shares of common stock. Each non-employee director also receives an option to purchase 15,000 shares of common stock on the day of each annual meeting of stockholders subsequent to his or her election or appointment to the Board, provided that he or she continues in office after the annual meeting. In 2007, each non-employee director received an option to purchase 15,000 shares of common stock under the 1999 Plan.

2007 Non-Employee Director Compensation

The following table presents information regarding the compensation paid during 2007 to non-employee directors.

					Change in
					Pension
					Value and
	Fees				Non-qualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
	Cash	Awards(1)	Awards(1)	Compensation	Earnings	Compensation	Total
Name(a)	($)(b)	($)(c)	($)(d)	($)(e)	($)(f)	($)(g)	($)(h)

William A. Linnenbringer	88,000	–	169,383	–	–	–	257,383
Ruth C. Lipper	73,000	–	169,383	–	–	–	242,383
Shrikant Mehta	56,000	–	169,383	–	–	–	225,383
Shirley Young	61,000	–	169,383	–	–	–	230,383

(1)	The amounts set forth in columns (c) and (d) of the table above reflect the aggregate dollar amounts recognized for stock awards and option awards, respectively, for financial statement reporting purposes with respect to 2007. The dollar amount set forth in column (d) for each director is based on the fair market value of the stock at the time of the grant (June 1, 2007), which was $35.81, the closing market price on that date. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Adoption of SFAS No. 123(R) and Equity-Based Compensation Expense in this Form 10-K.

Equity Interests of Non-Employee Directors

The following table presents the number of outstanding and unexercised option awards and the number of unvested stock awards held by each of the non-employee directors as of December 31, 2007.

	Number of
	Shares Subject	Number of
	to Outstanding	Unvested Stock
	Options as of	Awards as of
	12/31/07(1)	12/31/07

William A. Linnenbringer	35,000	–
Ruth C. Lipper	100,000	–
Shrikant Mehta	15,000	–
Shirley Young	45,000	–

(1)	As described above, we granted each of our non-employee directors an option to purchase 15,000 shares of common stock on June 1, 2007, and each award had a fair value of $169,383 on that date.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

Shrikant Mehta and Ruth C. Lipper served on the Compensation Committee of the Board. There were no Compensation Committee interlocks during 2007.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of July 1, 2008, concerning, except as indicated by the footnotes below:

•	Each person whom we know beneficially owns more than five percent of our common stock;

•	Each of our directors and nominees for the Board;

•	Each of our named executive officers; and

•	All of our directors and executive officers as a group.

The address of each beneficial owner listed in the table is c/o TeleTech Holdings, Inc., 9197 Peoria Street, Englewood, Colorado 80112.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 69,976,836 shares of common stock outstanding at July 1, 2008. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to stock options held by that person that are currently exercisable or exercisable within 60 days of July 1, 2008, and common stock issuable upon the vesting of RSUs within 60 days of July 1, 2008, ignoring future withholding of shares of common stock to cover applicable taxes. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

The information provided in the table is based on our records, information filed with the SEC and information provided to us, except where otherwise noted.

	Shares Beneficially Owned
			Options and
			RSUs Vesting
			Within 60 Days of	Percent of
Name	Common Stock		7/1/2008	Class

Kenneth D. Tuchman	30,736,626	(1)	1,240,000	44.9%
James E. Barlett	234,136	(2)	774,500	1.4%
William A. Linnenbringer	50,100	(3)	35,000	*
Ruth C. Lipper	25,000		100,000	*
Shrikant C. Mehta	15,000		15,000	*
Shirley Young	7,000		45,000	*
Brian J. Delaney	11,156	(4)	16,500	*
John R. Troka, Jr.	3,136	(5)	70,500	*
Gregory G. Hopkins	–		75,000	*
All directors and executive officers as a group (12 persons)	31,089,329		2,409,700	46.3%

*	Less than 1%.

(1)	Consists of 30,709,872 shares subject to sole voting and investment power and 26,754 shares with shared voting and investment power. The shares with sole voting and investment power consist of (i) 5,743,066 shares held by Mr. Tuchman, (ii) 14,766,806 shares held by a limited liability limited partnership controlled by Mr. Tuchman, (iii) 10,000,000 shares held by a revocable trust controlled by Mr. Tuchman and (iv) 200,000 shares held by another limited liability limited partnership controlled by Mr. Tuchman. The shares with shared voting and investment power consist of (i) 16,754 shares owned by a trust for the benefit of Mr. Tuchman’s nieces and nephews, for which Mr. Tuchman’s spouse is the sole trustee and (ii) 10,000 shares owned by Mr. Tuchman’s spouse.

(2)	Includes 34,136 shares received in connection with vesting of RSUs, consisting of 50,000 RSUs that vested less 15,864 shares surrendered in satisfaction of the estimated income tax liability.

(3)	Includes 50,100 shares beneficially owned through a family trust.

(4)	Includes 3,136 shares received in connection with vesting of RSUs, consisting of 5,000 RSUs that vested less 1,864 shares surrendered in satisfaction of the estimated income tax liability.

(5)	Includes 11,156 shares received in connection with vesting of RSUs, consisting of 16,667 RSUs that vested less 5,511 shares surrendered in satisfaction of the estimated income tax liability.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2007, the number of shares of our common stock to be issued upon exercise of outstanding options, warrants and rights, the weighted-average exercise price of outstanding options, warrants and rights, and the number of securities available for future issuance under equity-based compensation plans.

Number of
Securities
Remaining
	Number of				Available for
	Securities to be				Future Issuance
	Issued Upon				Under Equity
	Exercise of		Weighted-Average		Compensation
	Outstanding		Exercise Price of		Plans (Excluding
	Options, RSUs,		Outstanding		Securities
	Warrants and		Options, Warrants		Reflected in
Plan Category	Rights(a)		and Rights(b)		Column (a))(c)

Equity compensation plans approved by security holders	7,084,107	(1)	$11.45	(2)	3,722,994
Equity compensation plans not approved by security holders	–		–		–

Total	7,084,107				3,722,994

(1)	Includes options to purchase 4,860,074 shares and 2,224,033 RSUs issued under our equity incentive plans.

(2)	Weighted average exercise price of outstanding stock options; excludes RSUs, which have no exercise price.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Audit Committee of the Board of Directors, pursuant to its written charter, is charged with the responsibility of reviewing and approving or ratifying any transaction required to be disclosed as a “related party” transaction under applicable law, rules, or regulations, including the rules and regulations of the SEC. The Audit Committee has not adopted any specific procedures for conducting such reviews and considers each transaction in light of the specific facts and circumstances presented.

During 2007, we entered into agreements pursuant to which Avion, LLC and AirMax, LLC provide certain aviation flight services to us as requested. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, our Chairman and Chief Executive Officer, owns 100% of Avion. For 2007, we recorded $1.1 million of expense for services provided to us by Avion. For 2007, we recorded $1.4 million of expense for services provided to us by AirMax. Mr. Tuchman provides a short-term loan to Airmax and also purchases services from Airmax from time to time.

These related party transactions were pre-approved by the Audit Committee after reviewing supporting documentation regarding the rates charged by third-party vendors. The Audit Committee concluded that the terms of the related party transactions were fair, equitable, and at least as favorable to us as the rates charged by third party vendors in arm’s length transactions.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Fees Paid to Accountants

Ernst & Young LLP (“E&Y”) served as our independent registered public accounting firm through May of 2007, when the Audit Committee engaged PricewaterhouseCoopers LLP (“PwC”) our independent registered public accounting firm. The following table shows the fees for the audit and other services provided by PwC and E&Y for fiscal years 2007 and 2006 (amounts in thousands).

	2007	2007	2006
	PwC	E&Y	E&Y

Audit fees	$3,030	$5,294	$1,894
Audit-related fees	105	416	316
Tax fees	8	73	62
All other fees	129	60	–

Total	$3,272	$5,843	$2,272

•	Audit Fees: This category includes the audit of our annual financial statements; review of financial statements included in our Form 10-Q quarterly reports; the audit of management’s assessment of the effectiveness, as well as the audit of the effectiveness, of our internal controls over financial reporting included in this Form 10-K and as required by Section 404 of the Sarbanes-Oxley Act of 2002; and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those years. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual “management letter” on internal control matters. Of the total audit fees related to 2007, $5.8 million is related to the audit of restatement of prior periods, and $0.9 million relates to statutory audits required by non-U.S. jurisdictions.

•	Audit-related fees: This category consists of assurance and related services provided by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” Audit-related fees included accounting consultations and audits of benefit plans, IT and payroll.

•	Tax fees: This category consists of professional services rendered by the independent registered public accounting firm, primarily in connection with our tax planning and compliance activities, including the preparation of tax returns in certain overseas jurisdictions and technical tax advice related to the preparation of tax returns.

•	All other fees: This category consists of fees for other corporate services.

The Audit Committee has considered whether the independent auditors’ provision of non-audit services is compatible with the auditors’ independence and determined that it is compatible. All of the services provided by PwC and E&Y were approved by the Audit Committee pursuant to its policy on pre-approval of audit and permissible non-audit services.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

In accordance with the Audit Committee’s charter, the Audit Committee has established a policy to pre-approve audit and permissible non-audit services provided by the independent registered public accounting firm as follows:

•	Any and all services to be provided by our external audit firm must be approved by the Audit Committee. Any director, officer or employee of the company proposing to engage the services of our external audit firm for any reason (regardless of scope of the project or associated costs) must submit a request for approval, in writing, to our corporate controller. The corporate controller will review the request and, if necessary, obtain additional information from the requestor.

•	If the proposed services fall into one of the specified prohibited services categories as set forth in the Sarbanes-Oxley Act of 2002, the corporate controller will deny the request.

•	Both the corporate controller and the assistant general counsel will review requests that are not clearly determined to fall into the prohibited services category. Requests that are approved by the corporate controller and assistant general counsel will then be forwarded to the corporate chief financial officer for further review.

•	Requests that are approved by the corporate chief financial officer will be forwarded to the Audit Committee chairperson (projects with a total expected cost of less than or equal to $100,000) or to the Audit Committee (projects with a total expected cost of more than $100,000) by the assistant general counsel. The Audit Committee chairperson reports all pre-approvals to the full Audit Committee at each regularly scheduled meeting and all such pre-approvals are ratified by the full Audit Committee.

•	The corporate controller will be responsible for tracking the status of all requests and for reporting the final disposition to the requestor and to the assistant general counsel. The assistant general counsel will be responsible for maintaining documentation supporting the disposition of all requests. No contracts or engagement letters may be signed and no work may commence until the requisite written approval has been received.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1	.	Consolidated Financial Statements.

The Index to Consolidated Financial Statements is set forth on page F-1 of this report.

2	.	Financial Statement Schedules.

All schedules for TeleTech have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information is included in the respective Consolidated Financial Statements or notes thereto.

3		Exhibits.

EXHIBIT INDEX

Exhibit No.		Description

3.01		Restated Certificate of Incorporation of TeleTech (incorporated by reference to Exhibit 3.1 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)
3.02		Amended and Restated Bylaws of TeleTech (incorporated by reference to Exhibit 3.2 to TeleTech’s Current Report on Form 8-K filed on May 29, 2008)
10.01		TeleTech Holdings, Inc. Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)**
10.02		TeleTech Holdings, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-69668) filed on September 19, 2001)**
10.03		TeleTech Holdings, Inc. Directors Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)**
10.04		TeleTech Holdings, Inc. Amended and Restated 1999 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-96617) filed on July 17, 2002)**
10	.05*	Form of Restricted Stock Unit Agreement**
10	.06*	Form of Non-Qualified Stock Option Agreement (below Vice President)**
10	.07*	Form of Restricted Stock Unit Agreement (Vice President and above)**

Exhibit No.		Description

10	.08*	Form of Restricted Stock Unit Agreement (Non-Employee Director)**
10.09		Employment Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.66 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)**
10.10		Stock Option Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.70 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)**
10.11		Restricted Stock Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.71 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)**
10.12		Restricted Stock Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.72 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)**
10.13		Employment Agreement dated October 15, 2001 between Ken Tuchman and TeleTech (incorporated by reference to Exhibit 10.68 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)**
10.14		Stock Option Agreement dated October 1, 2001 between Ken Tuchman and TeleTech (incorporated by reference to Exhibit 10.69 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)**
10.15		Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, The Lenders named herein, as lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of September 28, 2006 (incorporated by reference to Exhibit 10.39 to TeleTech’s Annual Report on Form 10-K filed on February 7, 2007)
10.16		First Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of October 24, 2006 (incorporated by reference to Exhibit 10.40 to TeleTech’s Annual Report on Form 10-K filed on February 7, 2007)
10.17		Second Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of November 15, 2007 (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on December 4, 2007)
10.18		Third Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of March 25, 2008 (incorporated by reference to Exhibit 10.1 TeleTech’s Current Report on Form 8-K filed on March 27, 2008)
10.19		Fourth Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of June 30, 2008 (incorporated by reference to Exhibit 10.1 TeleTech’s Current Report on Form 8-K filed on June 30, 2008)
21	.01*	List of subsidiaries
23	.01*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
23	.02*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31	.01*	Rule 13a-14(a) Certification of CEO of TeleTech
31	.02*	Rule 13a-14(a) Certification of CFO of TeleTech
32	.01*	Written Statement of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Filed herewith.

**	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized on July 16, 2008.

TELETECH HOLDINGS, INC.

By:	/s/ Kenneth D. Tuchman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on July 16, 2008, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Kenneth D. Tuchman Kenneth D. Tuchman	PRINCIPAL EXECUTIVE OFFICER Chief Executive Officer and Chairman of the Board

/s/ John R. Troka, Jr. John R. Troka, Jr.	PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER Senior Vice President Finance – Global Operations and Interim Chief Financial Officer

/s/ James E. Barlett James E. Barlett	DIRECTOR

/s/ William A. Linnenbringer William A. Linnenbringer	DIRECTOR

/s/ Ruth C. Lipper Ruth C. Lipper	DIRECTOR

/s/ Shrikant Mehta Shrikant Mehta	DIRECTOR

/s/ Shirley Young Shirley Young	DIRECTOR

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS OF TELETECH HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
TeleTech Holdings, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of TeleTech Holdings, Inc. and its subsidiaries at December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to the complement of personnel with appropriate accounting knowledge and training, the equity-based compensation accounting, and the accounting for leases described in management’s report existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2007 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express an opinion on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PRICEWATERHOUSECOOPERS LLP

Denver, CO
July 16, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of TeleTech Holdings, Inc.

We have audited the accompanying consolidated balance sheet of TeleTech Holdings, Inc. and subsidiaries as of December 31, 2006 (restated) and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006 (as restated). These consolidated financial statements are the responsibility of TeleTech Holdings, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleTech Holdings, Inc. and subsidiaries as of December 31, 2006 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As described in Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” the Company has restated previously issued financial statements as of December 31, 2006 and for each of the two years in the period ended December 31, 2006.

As discussed in Note 1 to the consolidated financial statements, in fiscal year 2006, TeleTech Holdings, Inc. changed its method of accounting for stock-based compensation in accordance with the guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

/s/  ERNST & YOUNG LLP

Denver, Colorado
February 7, 2007
(Except for Note 2, as to which the date is July 16, 2008)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands except share amounts)

	December 31,
	2007	2006
		As restated
ASSETS
Current assets
Cash and cash equivalents	$91,239	$58,352
Accounts receivable, net	270,988	235,958
Prepaids and other current assets	62,344	37,886
Deferred tax assets, net	8,386	11,081
Income taxes receivable	26,868	15,875

Total current assets	459,825	359,152

Long-term assets
Property, plant and equipment, net	174,809	161,061
Goodwill	45,154	57,859
Contract acquisition costs, net	6,984	9,674
Deferred tax assets, net	39,764	46,166
Other long-term assets	33,759	30,509

Total long-term assets	300,470	305,269

Total assets	$760,295	$664,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$38,761	$31,287
Accrued employee compensation and benefits	87,480	75,445
Other accrued expenses	28,872	37,649
Income taxes payable	18,552	29,734
Deferred tax liabilities	88	395
Other short-term liabilities	13,057	9,520

Total current liabilities	186,810	184,030

Long-term liabilities
Line of credit	65,400	65,000
Grant advances	6,741	8,001
Deferred tax liabilities	57	137
Other long-term liabilities	46,531	38,662

Total long-term liabilities	118,729	111,800

Total liabilities	305,539	295,830

Minority interest	3,555	5,877

Commitments and contingencies (Note 17)

Stockholders’ equity
Preferred stock; $0.01 par; 10,000,000 shares authorized; zero shares outstanding as of December 31, 2007 and 2006	–	–
Common stock; $.01 par value; 150,000,000 shares authorized; 69,827,671 and 70,103,437 shares outstanding as of December 31, 2007 and 2006, respectively	698	701
Additional paid-in capital	334,593	298,327
Treasury stock at cost: 12,077,609 and 10,492,209 shares, respectively	(143,205)	(96,200)
Accumulated other comprehensive income	57,888	10,525
Retained earnings	201,227	149,361

Total stockholders’ equity	451,201	362,714

Total liabilities and stockholders’ equity	$760,295	$664,421

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands except per share amounts)

	Year Ended December 31,
	2007	2006	2005
		As restated	As restated
Revenue	$1,369,632	$1,210,753	$1,085,903

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	1,001,459	882,809	809,059
Selling, general and administrative	207,528	199,995	183,111
Depreciation and amortization	55,953	51,989	54,412
Restructuring charges, net	7,115	1,630	2,673
Impairment losses	15,789	565	4,711

Total operating expenses	1,287,844	1,136,988	1,053,966

Income from operations	81,788	73,765	31,937

Other income (expense)
Interest income	2,364	2,209	2,790
Interest expense	(6,645)	(6,560)	(4,696)
Other, net	(2,156)	(91)	1,750

Total other expense	(6,437)	(4,442)	(156)

Income before income taxes and minority interest	75,351	69,323	31,781

Provision for income taxes	(19,562)	(16,474)	(3,953)

Income before minority interest	55,789	52,849	27,828

Minority interest	(2,686)	(1,868)	(1,542)

Net income	$53,103	$50,981	$26,286

Other comprehensive income (loss)
Foreign currency translation adjustments	25,887	9,068	3,380
Derivatives valuation, net of tax	21,593	(4,925)	(979)
Other	(117)	(71)	(24)

Total other comprehensive income	47,363	4,072	2,377

Comprehensive income	$100,466	$55,053	$28,663

Weighted average shares outstanding
Basic	70,228	69,184	72,121
Diluted	72,638	69,869	73,134

Net income per share
Basic	$0.76	$0.74	$0.36
Diluted	$0.73	$0.73	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands)

								Accumulated
						Additional	Stock	Other		Total
	Preferred Stock		Common Stock		Treasury	Paid-in	Purchase	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Warrants	Income (Loss)	Earnings	Equity

Balance as of December 31, 2004, as previously reported	–	$–	74,932	$750	$(11,864)	$210,853	$5,100	$3,249	$114,457	$322,545
Cumulative effect of restatement adjustments	–	–	–	–	–	42,430	–	827	(42,363)	894

Balance as of December 31, 2004 (as restated)	–	–	74,932	750	(11,864)	253,283	5,100	4,076	72,094	323,439
Net income	–	–	–	–		–	–	–	26,286	26,286
Foreign currency translation adjustments	–	–	–	–		–	–	3,380	–	3,380
Derivatives valuation, net of tax	–	–	–	–		–	–	(979)	–	(979)
Purchases through employee stock purchase plan	–	–	65			536	–	–	–	536
Exercise of stock options	–	–	1,269	13		7,374	–	–	–	7,387
Excess tax benefit from exercise of stock options	–	–	–	–		2,832	–	–	–	2,832
Purchases of common stock	–	–	(7,104)	(71)	(67,773)		–	–	–	(67,844)
Equity-based compensation expense	–	–	–	–		674	–	–	–	674
Expiration of stock purchase warrants	–	–	–	–	–	5,100	(5,100)	–	–	–
Amortization of deferred compensation	–	–	–	–	–	74				74
Other	–	–	–	–		(698)	–	(24)	–	(722)

Balance as of December 31, 2005 (as restated)	–	–	69,162	692	(79,637)	269,175	–	6,453	98,380	295,063
Net income	–	–	–	–		–	–	–	50,981	50,981
Foreign currency translation adjustments	–	–	–	–		–	–	9,068	–	9,068
Derivatives valuation, net of tax	–	–	–	–		–	–	(4,925)	–	(4,925)
Exercise of stock options	–	–	2,231	22		19,412	–	–	–	19,434
Excess tax benefit from exercise of stock options	–	–	–	–		2,255	–	–	–	2,255
Equity-based compensation expense	–	–	–	–		7,485	–	–	–	7,485
Purchases of common stock	–	–	(1,290)	(13)	(16,563)		–	–	–	(16,576)
Other	–	–	–	–		–	–	(71)	–	(71)

Balance as of December 31, 2006 (as restated)	–	–	70,103	701	(96,200)	298,327	–	10,525	149,361	362,714
Net income	–	–	–	–		–	–	–	53,103	53,103
Foreign currency translation adjustments	–	–	–	–		–	–	25,887	–	25,887
Derivatives valuation, net of tax	–	–	–	–		–	–	21,593	–	21,593
Cumulative effect of adoption of FIN 48	–	–	–	–		–	–	–	(1,237)	(1,237)
Exercise of stock options	–	–	1,311	13		15,936	–	–	–	15,949
Excess tax benefit from exercise of stock options	–	–	–	–		6,969	–	–	–	6,969
Equity-based compensation expense	–	–	–	–		13,361	–	–	–	13,361
Purchases of common stock	–	–	(1,586)	(16)	(47,005)		–	–	–	(47,021)
Other	–	–	–			–	–	(117)	–	(117)

Balance as of December 31, 2007	–	$–	69,828	$698	(143,205)	$334,593	$–	$57,888	$201,227	$451,201

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	December 31,
	2007	2006	2005
		As restated	As restated
Cash flows from operating activities
Net income	$53,103	$50,981	$26,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,953	51,989	54,412
Amortization of contract acquisition costs	2,544	3,392	3,890
Provision for doubtful accounts	576	2,723	(153)
(Gain) loss on disposal of assets	(428)	232	(271)
Impairment losses	15,789	565	4,711
Deferred income taxes	(1,079)	(9,367)	(19,918)
Minority interest	2,686	1,868	1,542
Excess tax benefit from exercise of stock options	–	–	2,832
Equity-based compensation expense	13,361	7,485	674
Changes in assets and liabilities
Accounts receivable	(32,588)	(12,934)	(57,541)
Prepaids and other assets	(1,834)	(14,578)	(3,150)
Accounts payable and other accrued expenses	(5,135)	12,130	20,495
Other liabilities	566	4,761	11,125

Net cash provided by operating activities	103,514	99,247	44,934
Cash flows from investing activities
Acquisition of a business, net of cash acquired of $0.5 million	–	(45,802)	–
Proceeds from disposition of assets	11,968	–	–
Purchases of property, plant and equipment	(61,083)	(66,016)	(37,606)
Payment for contract acquisition costs	–	(173)	(2,160)
Purchases of intangible assets	–	(1,510)	(1,587)
Purchases of foreign currency forward option contracts	–	(486)	(1,683)

Net cash used in investing activities	(49,115)	(113,987)	(43,036)
Cash flows from financing activities
Proceeds from line of credit	657,700	468,400	412,500
Payments on line of credit	(657,300)	(430,100)	(385,800)
Payments on long-term debt and capital lease obligations	(1,301)	(1,511)	(1,107)
Payments of debt issuance costs	(18)	(923)	–
Payments from minority shareholder	–	–	640
Payments to minority shareholder	(5,076)	(2,594)	(3,354)
Payments from employee stock purchase plan	–	–	536
Proceeds from exercise of stock options	15,949	19,434	7,387
Excess tax benefit from exercise of stock options	6,969	2,255	–
Purchases of treasury stock	(47,021)	(16,576)	(67,844)

Net cash (used in) provided by financing activities	(30,098)	38,385	(37,042)
Effect of exchange rate changes on cash and cash equivalents	8,586	2,393	(5,834)

Increase (decrease) in cash and cash equivalents	32,887	26,038	(40,978)
Cash and cash equivalents, beginning of year	58,352	32,314	73,292

Cash and cash equivalents, end of year	$91,239	$58,352	$32,314

Supplemental disclosures
Cash paid for interest	$5,696	$4,798	$1,527

Cash paid for income taxes	$19,658	$8,746	$22,071

Noncash investing and financing activities
Acquisition of equipment through capital leases	$2,030	$479	$999

Landlord incentives credited to deferred rent	$1,978	$487	$–

Recognition of asset retirement obligations	$180	$486	$259

The accompanying notes are an integral part of these consolidated financial statements

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(1)	OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

TeleTech Holdings, Inc. and its subsidiaries (“TeleTech” or the “Company”) serve their clients through the primary businesses of Business Process Outsourcing (“BPO”), which provides outsourced business process, customer management and marketing services for a variety of industries via operations in the U.S., Argentina, Australia, Brazil, Canada, China, Costa Rica, England, Germany, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore, South Africa and Spain. On September 28, 2007, as discussed in Note 4, the Company completed the sale of substantially all of the assets and certain liabilities associated with its Database Marketing and Consulting business, which provided outsourced database management, direct marketing and related customer acquisition and retention services for automotive dealerships and manufacturers in North America.

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TeleTech, its wholly owned subsidiaries and its majority owned subsidiaries Percepta, LLC and TeleTech Services (India) Limited. As discussed in Note 4, the Company completed the sale of its 60% equity interest in its Indian joint venture, which provided BPO solutions primarily for in-country clients. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in 2006 and 2005 have been reclassified in the Consolidated Financial Statements to conform to the 2007 presentation.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. The Company’s use of accounting estimates is primarily in the areas of (i) forecasting future taxable income for determining whether deferred tax valuation allowances are necessary; (ii) providing for self-insurance reserves, litigation reserves and restructuring reserves; (iii) estimating future estimated cash flows for evaluating the carrying value of long-lived assets including goodwill; and (iv) assessing recoverability of accounts receivable and providing for allowance for doubtful accounts.

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

Fair Value of Financial Instruments

Fair values of cash equivalents and current accounts receivable and payable approximate the carrying amounts because of their short-term nature. Long-term debt carried on the Company’s Consolidated Balance Sheets as of December 31, 2007 and 2006 has a carrying value that approximates its estimated fair value.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers all cash and investments with an original maturity of 90 days or less to be cash equivalents.

Accounts Receivable

An allowance for doubtful accounts is calculated based on the aging of the Company’s accounts receivable, historical experience, client financial condition, and management judgment. The Company writes off accounts receivable against the allowance when the Company determines a balance is uncollectible.

Derivatives

The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges in accordance with the criteria established in Statement of Financial Accounting Standards (“SFAS”) No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

SFAS 133 requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 also requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. Based on the criteria established by SFAS 133, all of the cash flow hedge contracts are deemed effective. The cash flow hedges are recorded in the Company’s Consolidated Balance Sheets as either an asset or liability measured at its fair value, with changes in the fair value of qualifying hedges recorded in Accumulated Other Comprehensive Income, a component of Stockholders’ Equity. The settlement of these derivatives will result in reclassifications from Accumulated Other Comprehensive Income to earnings in the period during which the hedged transactions affect earnings and gains and losses will be recorded to Revenue.

While the Company expects that its derivative instruments will continue to meet the conditions for hedge accounting, if the hedges did not qualify as highly effective or if the Company did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected currently in earnings.

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost less accumulated depreciation and amortization. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Amounts paid for software licenses and third-party-packaged software are capitalized.

Depreciation and amortization are computed on the straight-line method based on the following estimated useful lives:

Building	25 years
Computer equipment and software	3 to 5 years
Telephone equipment	4 to 7 years
Furniture and fixtures	5 to 7 years
Leasehold improvements	Lesser of 10 years or original lease term
Other	3 to 7 years

The Company depreciates leasehold improvements over the shorter of the expected useful life or the initial term of the lease.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

During the year, the Company evaluates the carrying value of its delivery centers in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) to assess whether future operating results are sufficient to recover the carrying costs of these long-lived assets. The Company believes a sufficient period of time, generally two years, is required to establish market presence and build a client base for new or revalued centers in order to access recoverability.

The Company evaluates all delivery centers quarterly, even those in operation less than two years, for other factors which could impact their recoverability. When the operating results of a delivery center have reasonably progressed to a point making it likely that the site will continue to sustain losses in the future, or there is a current expectation that a delivery center will be closed or otherwise disposed of before the end of its previously estimated useful life, the Company selects the delivery center for further review. For delivery centers selected for further review, the Company estimates the future estimated probability-weighted cash flows from operating the delivery centers over their useful lives. Significant judgment is involved in projecting future capacity utilization, pricing, labor costs and the estimated useful lives. For impaired delivery centers, the Company writes the assets down to their estimated fair market value.

Software Development Costs

The Company accounts for software development costs in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1 Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, which requires that certain costs related to the development or purchase of internal-use software be capitalized. These costs are amortized over the expected useful life of the software. The Company assesses the recoverability of its capitalized software cost on a quarterly basis, based upon analyses of expected future cash flows of services utilizing the software. Capitalized software costs are included in Property, Plant and Equipment, Net in the accompanying Consolidated Balance Sheets.

Goodwill

The Company assesses realizability of goodwill annually and whenever events or changes in circumstances indicate it may be impaired. Impairment, if any, is measured based on the estimated fair value of the reporting unit. The Company determines fair value based on discounted estimated future probability-weighted cash flows. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value.

Contract Acquisition Costs

Amounts paid to or on behalf of clients to obtain long-term contracts are capitalized and amortized in proportion to the initial expected future revenue from the contract, which in most cases results in straight-line amortization over the life of the contract. These costs are recorded as a reduction to Revenue in accordance with Emerging Issues Task Force (“EITF”) No. 01-09 Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products (“EITF 01-09”). On a quarterly basis, the Company evaluates the recoverability of these costs based upon evaluations of the individual underlying client contracts’ estimated future cash flows.

Other Intangible Assets

The Company accounts for other intangible assets, which include trademarks, customer relationships and non-compete agreements in accordance with SFAS 142 Goodwill and Other Intangible Assets (“SFAS 142”). Definite life intangible assets are amortized on a straight-line basis over the length of the contract or benefit period, which generally ranges from two to 10 years. Impairment, if any, is determined based upon management reviews, whereby estimated undiscounted future cash flows associated with these assets or operations are compared with their carrying value to determine if a write-down to fair

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

value (normally measured by the expected present value technique) is required. Other intangible assets are included in Other Long-term Assets in the accompanying Consolidated Balance Sheets.

Self Insurance Liabilities

The Company self-insures for certain levels of workers’ compensation, employee health insurance and general liability insurance. The Company records estimated liabilities for these insurance lines based upon analyses of historical claims experience. The most significant assumption the Company makes in estimating these liabilities is that future claims experience will emerge in a similar pattern with historical claims experience. The liabilities related to workers’ compensation and employee health insurance are included in Accrued Employee Compensation and Benefits in the accompanying Consolidated Balance Sheets. The liability for other general liability insurance is included in Other Accrued Expenses in the accompanying Consolidated Balance Sheets.

Restructuring Liabilities

SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”) specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, instead of upon commitment to a plan. Management assesses the profitability and utilization of the Company’s delivery centers on a quarterly basis and in some cases, management has chosen to close under-performing delivery centers and complete reductions in force to enhance future profitability.

A significant assumption used in determining the amount of estimated liability for closing delivery centers is the future lease payments on vacant centers, which the Company determines based on its ability to successfully negotiate early termination agreements with landlords and/or to sublease the facility. If the Company’s actual results differ from these estimates, additional gains or losses, would be recorded in its Consolidated Statements of Operations and Comprehensive Income. The accrual for Restructuring Liabilities is included in Other Accrued Expenses in the accompanying Consolidated Balance Sheets.

Grant Advances

From time to time, the Company has received grants from various government levels as an incentive to locate delivery centers in their jurisdictions. The Company’s policy is to account for grant monies received in advance as a liability and recognize them as a reduction of Cost of Services once it is reasonably assured that the conditions of the agreement have been met on a rational and systematic basis.

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

The Company provides for U.S. income tax expense on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the U.S.

Stock Option Accounting

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS 123(R)”), applying the modified prospective method. SFAS 123(R) requires all equity-based payments to employees to be recognized in the Consolidated Statements of Operations and Comprehensive Income at the fair value of the award on the grant date. Under the modified

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The fair values of all stock options granted by the Company are determined using the Black-Scholes-Merton model (“B-S-M Model”). The Company has elected to adopt FSP No. FAS 123(R)-3 Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, to calculate the Company’s pool of windfall tax benefits.

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is not the U.S. dollar, are translated at the exchange rates in effect on the last day of the period and income and expenses are translated using the monthly average exchange rates in effect for the period in which the items occur. The net effect of translation gains and losses are recorded in Accumulated Other Comprehensive Income in the accompanying Consolidated Balance Sheets Foreign currency transaction gains and losses are included in Other, net in the accompanying Consolidated Statements of Operations and Comprehensive Income. Intercompany loans are generally treated as permanently invested as settlement is not planned or anticipated in the foreseeable future. Accordingly, such foreign currency transactions are recorded in Accumulated Other Comprehensive Income in the accompanying Consolidated Balance Sheets.

Revenue Recognition

For each client arrangement, the Company determines whether evidence of an arrangement exists, delivery of service has occurred, the fee is fixed or determinable and collection is reasonably assured. If all criteria are met, the Company recognizes revenue at the time services are performed. The Company’s BPO business recognizes revenue as follows:

Production Rate – Revenue is recognized based on the billable time or number of transactions of each associate, as defined in the client contract. The rate per billable time or number of transactions is based on a pre-determined contractual rate. This contractual rate can fluctuate based on the Company’s performance against certain pre-determined criteria related to quality, performance and volume.

Performance-based – Under performance-based arrangements, the Company is paid by its clients based on achievement of certain levels of sales or other client-determined criteria specified in the client contract. The Company recognizes performance-based revenue by measuring its actual results against the performance criteria specified in the contracts. Amounts collected from clients prior to the performance of services are recorded as deferred revenue.

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

Start-Up Training Revenue and Costs

The Company follows EITF No. 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), which provides guidance on how to account for multiple element contracts. The Company has determined that EITF 00-21 requires the deferral of revenue for the initial training that occurs upon commencement of a new client contract if that training is billed separately to a client. Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are also deferred. In

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

these circumstances, both the training revenue and costs are amortized straight-line over the life of the client contract as a component of Revenue and Cost of Services, respectively, in the accompanying Consolidated Statements of Operations and Comprehensive Income. In situations where these initial training costs are not billed separately, but rather included in the hourly service rates paid by the client over the life of the contract, no deferral is necessary as the revenue is being recognized over the life of the contract and the associated training expenses are expensed as incurred.

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

Operating Leases

The Company has negotiated certain rent holidays, landlord/tenant incentives and escalations in the base price of rent payments over the initial term of its operating leases. The initial term includes the “build-out” period of leases, where no rent payments are typically due under the terms of the lease. The Company recognizes rent holidays and rent escalations on a straight-line basis over the lease term. The landlord/tenant incentives are recorded as an increase to deferred rent liabilities and amortized on a straight line basis over the initial lease term. Deferred rent liabilities are included in Other Long-term Liabilities in the accompanying Consolidated Balance Sheets.

Asset Retirement Obligations

SFAS No. 143 Accounting for Asset Retirement Obligations (“SFAS 143”) applies to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development and/or normal use of the underlying assets.

The Company records all asset retirement obligations, which primarily relate to “make-good” clauses in operating leases for its delivery centers, at estimated fair value. The associated asset retirement obligations are capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. The liability, reported within Other Long-Term Liabilities, is accreted through charges to operating expenses. If the asset retirement obligation is settled for at other than the carrying amount of the liability, the Company recognizes a gain or loss on settlement.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 became effective as of the beginning of the first annual period beginning after December 15, 2006. FIN 48 defines the threshold for recognizing the tax benefits of a tax return filing position in the financial statements as “more likely than not” to be sustained by the taxing authority. The Company adopted FIN 48 on January 1, 2007 and its impact of $1.2 million is discussed in Note 12 on its Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measurement and

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

expands disclosure about fair value measurements. Where applicable, SFAS 157 simplifies and codifies related guidance within generally accepted accounting principles. Except for non-financial assets and liabilities recognized on a non-recurring basis, the Company adopted SFAS 157 in the first quarter of 2008. As permitted by FASB Staff Position, FSP FAS 157-2, the Company will adopt SFAS 157 for non-financial assets and liabilities recognized on a non-recurring basis as of January 1, 2009. Adoption of SFAS 157 in the first quarter of 2008 did not have a significant impact on the Company’s results of operations, financial position or cash flows. The Company is still evaluating the impact, if any, that adoption of SFAS 157 in the first quarter of 2009 for the remaining assets and liabilities will have on the Company’s results of operations, financial position or cash flows.

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

Under SFAS 159, financial instruments for which the fair value option is elected, must be valued in accordance with SFAS 157 (as above) and must be marked to market each period through the income statement. On adoption on January 1, 2008, the Company has not elected to change its accounting for any of its financial instruments as permitted by SFAS 159. Therefore, the adoption of SFAS 159 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations – a replacement of FASB Statement No. 141 (“SFAS 141(R)”), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. The Company does not expect that this pronouncement will have a material impact in these Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. The Company does not expect that this pronouncement will have a material impact on its Consolidated Financial Statements.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

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

Summary of Findings

The Audit Committee’s Review identified, among other things, instances where certain granting actions were not completed as of the established grant measurement date, resulting in adjustments to the grant measurement date and therefore the equity-based compensation expense to be recorded by the Company. Additionally, certain stock option awards were not properly recorded under equity-based compensation accounting rules, including awards that involved the modification of previously made grants and identification of a recipient’s status as a consultant or an employee.

The Company is restating its Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, Statements of Stockholders’ Equity and Statements of Cash Flows as of December 31, 2006 and for the years ended December 31, 2006 and 2005 to reflect: (i) additional equity-based compensation expense; (ii) lease accounting adjustments; (iii) other accounting and income tax adjustments; and (iv) tax effects relating to items (i) through (iii) above. The impact of the restatement is summarized in the table below:

	Pre-Tax Accounting Adjustments				Provision	Total
	Equity-Based			Total Pre-Tax	for Income	Accounting
Year Ended December 31,	Compensation	Leases	Other	Adjustments	Tax(1)	Adjustments
1996	$763	$132	$–	$895	$(334)	$561
1997	1,776	515	–	2,291	(862)	1,429
1998	2,396	1,552	–	3,948	(1,412)	2,536
1999	12,779	1,112	–	13,891	(5,022)	8,869
2000	26,684	3,022	–	29,706	(9,004)	20,702
2001	5,648	679	10	6,337	(2,354)	3,983
2002	6,105	150	817	7,072	(1,479)	5,593
2003	2,214	492	3	2,709	(4,390)	(1,681)
2004	237	477	(3)	711	(340)	371

Cumulative effect at December 31, 2004	58,602	8,131	827	67,560	(25,197)	42,363
2005	965	(922)	392	435	1,437	1,872
2006	611	(1,437)	(111)	(937)	1,798	861

Total	$60,178	$5,772	$1,108	$67,058	$(21,962)	$45,096

(1)	In any given year, the Provision for Income Tax may not directly correlate with the amount of total pre-tax accounting adjustments. The provision as shown reflects the tax benefits of the pre-tax accounting adjustments, permanent tax differences, and rate differences for foreign jurisdictions.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

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

Equity-Based Compensation Expense Adjustments

As a result of the findings of the Audit Committee’s Review and through management’s additional review, the Company determined that equity-based compensation expense adjustments were required. The following table and discussion below summarizes the impact of these adjustments for the accounting periods presented (amounts in thousands):

	Pre-Tax Equity Based Compensation Expense
			Non-
	Measurement	Modifications to	Employee			Income	Total Expense
Year Ended December 31,	Date Changes	Employee Grants	Grants	Other	Total	Taxes	Net of Tax
1996	$21	$–	$742	$–	$763	$(283)	$480
1997	223	422	1,131	–	1,776	(659)	1,117
1998	454	199	1,743	–	2,396	(888)	1,508
1999	2,714	3,030	6,559	476	12,779	(4,739)	8,040
2000	7,380	13,411	4,069	1,824	26,684	(9,895)	16,789
2001	4,921	815	(135)	47	5,648	(2,094)	3,554
2002	5,865	76	(10)	174	6,105	(2,264)	3,841
2003	499	1,237	231	247	2,214	(822)	1,392
2004	357	82	(425)	223	237	(235)	2

Cumulative effect at December 31, 2004	22,434	19,272	13,905	2,991	58,602	(21,879)	36,723
2005	276	303	311	75	965	(164)	801
2006	(15)	425	49	152	611	137	748

Total	$22,695	$20,000	$14,265	$3,218	$60,178	$(21,906)	$38,272

Measurement Date Changes – The Company accounted for its equity-based compensation grants under Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (“APB 25”) for the years 1996 through 2005 and determined the required disclosures pursuant to the provisions of SFAS 123. On January 1, 2006, it adopted SFAS 123(R) under the modified prospective method.

The Company identified 3,021 grants for which it used incorrect measurement dates of which 945 equity grants comprising approximately 6.6 million shares resulted in accounting adjustments related to revised measurement dates. For options accounted for under APB 25, if the exercise price was less than the closing price on the revised measurement date, the Company recorded an adjustment to recognize equity-based compensation expense for the intrinsic value of such equity awards over the vesting period of the award. For options accounted for under SFAS 123(R), the Company calculated the fair value of the award on the revised measurement date and recorded an adjustment for the revised fair value of each award over the vesting period.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

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

Tax Consequences Under Internal Revenue Code – As a result of the Company’s review of its equity-based compensation practices, the Company has determined that a number of its prior equity-based grants were issued with exercise prices that were below the quoted market price of the underlying stock on the date of grant. Under Internal Revenue Code Section 409A, options with exercise prices below the quoted market price of the underlying stock on the date of grant and that vest after December 31, 2004 are subject to unfavorable tax consequences that did not apply at the time of grant. Based on the review of its equity-based compensation practices, the Company has determined that certain option grants exercised by TeleTech’s employees in 2006 and 2007 or outstanding as of December 31, 2007, may be subject to the adverse tax consequences under Section 409A depending on the vesting provisions of each grant.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

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

Lease Accounting

As part of its internal audit process, the Company identified the incorrect recording of certain leases under SFAS No. 13 Accounting for Leases. In addition, it incorrectly applied SFAS 143 when it became effective in 2003. Specifically, the Company did not correctly identify capital versus operating leases for

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

certain of its delivery centers and improperly accounted for certain relevant contractual provisions, including lease inducements, construction allowances, rent holidays, escalation clauses, lease commencement dates and asset retirement obligations. The lease classification changes and recognition of other lease provisions resulted in an adjustment to deferred rent, the recognition of appropriate asset retirement obligations, and the amortization of the related leasehold improvement assets. The Company recorded a pre-tax cumulative charge of $5.8 million in its Consolidated Financial Statements through December 31, 2006 to reflect these additional lease related expenses.

Other Accounting Adjustments

The Company made other corrections to accounts receivable and related revenue, accruals and related expense, as well as adjustments to reclassify restricted cash in a foreign entity to other assets.

Income Tax Adjustments and Income Tax Payables

The reduction of $22.0 million to the Provision for Income Taxes reflects a $24.6 million tax benefit from the pre-tax accounting changes and a $1.3 million tax benefit from permanent tax and foreign rate differences. These benefits are offset in part by a $2.4 million increase in the provision for income taxes due to changes in the Company’s deferred tax valuation allowances and a $1.5 million tax increase for other adjustments restating the amount or period in which income taxes were originally recorded.

There is no material change to the Company’s income taxes payable to the U.S. or any foreign tax jurisdiction nor will the Company be entitled to a tax refund due to the accounting adjustments recorded for equity-based compensation expense during this restatement. In accounting for equity-based compensation, the Company only records a tax deduction when a stock option is exercised. The tax returns filed during these periods correctly reported a “windfall” tax deduction on stock options exercised as measured by the gain realized on exercise of the stock option (exercise price less the strike price of the option) in excess of the book expense recorded with respect to the particular stock option exercised. An increase to the book expense recorded for a particular stock option will have a corresponding decrease to the “windfall” tax deduction realized on exercise of the stock option but result in no overall increase or decrease to the total tax deductions taken with respect to the stock options exercised.

The likelihood that deferred tax assets recorded during the restatement will result in a future tax deduction was evaluated under the “more-likely-than-not” criteria of SFAS 109. In making this judgment we evaluated all available evidence, both positive and negative, in order to determine if, or to what extent, a valuation allowance is required. Changes to the Company’s recorded deferred tax assets are reflected in the period in which a change in judgment occurred.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The table below summarizes the effects of the restatement adjustments on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2006 (amounts in thousands except per share amounts):

	Year Ended December 31, 2006
		Adjustments
	As Previously	Equity-Based
	Reported	Compensation	Leases	Other	As Restated
Revenue	$1,211,297	$–	$–	$(544)	$1,210,753

Operating expenses
Cost of services	885,602	–	(2,101)	(692)	882,809
Selling, general and administrative	199,226	611	–	158	199,995
Depreciation and amortization	51,429	–	560	–	51,989
Restructuring charges, net	1,630	–	–	–	1,630
Impairment losses	565	–	–	–	565

Income from operations	72,845	(611)	1,541	(10)	73,765
Interest income	2,209	–	–	–	2,209
Interest expense	(5,943)	–	(796)	179	(6,560)
Other, net	(725)	–	692	(58)	(91)

Income before income taxes and minority interest	68,386	(611)	1,437	111	69,323
Provision for income taxes	(14,676)	(137)	(568)	(1,093)	(16,474)
Minority interest	(1,868)	–	–	–	(1,868)

Net income (loss)	$51,842	$(748)	$869	$(982)	$50,981

Other comprehensive income (loss)
Foreign currency translation adjustments	7,433	–	–	1,635	9,068
Derivatives valuation, net of tax	(5,401)	–	–	476	(4,925)
Other	–	–	–	(71)	(71)

Comprehensive income	$53,874	$(748)	$869	$1,058	$55,053

Weighted average shares outstanding
Basic	69,184	–	–	–	69,184
Diluted	70,615	(746)	–	–	69,869

Net income (loss) per share
Basic	$0.75	$(0.01)	$–	$–	$0.74
Diluted	$0.73	$(0.00)	$–	$–	$0.73

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The table below summarizes the effects of the restatement adjustments on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2005 (amounts in thousands except per share amounts):

	Year Ended December 31, 2005
	Adjustments
	As Previously	Equity-Based
	Reported	Compensation	Leases	Other	As Restated
Revenue	$1,086,673	$–	$–	$(770)	$1,085,903

Operating expenses
Cost of services	812,174	–	(3,149)	34	809,059
Selling, general and administrative	182,262	965	–	(116)	183,111
Depreciation and amortization	53,317	–	1,375	(280)	54,412
Restructuring charges, net	2,673	–	–	–	2,673
Impairment losses	4,711	–	–	–	4,711

Income from operations	31,536	(965)	1,774	(408)	31,937
Interest income	2,789	–	–	1	2,790
Interest expense	(3,510)	–	(877)	(309)	(4,696)
Other, net	1,401	–	25	324	1,750

Income before income taxes and minority interest	32,216	(965)	922	(392)	31,781
Provision for income taxes	(2,516)	164	(365)	(1,236)	(3,953)
Minority interest	(1,542)	–	–	–	(1,542)

Net income (loss)	$28,158	$(801)	$557	$(1,628)	$26,286

Other comprehensive income (loss)
Foreign currency translation adjustments	3,152	–	–	228	3,380
Derivatives valuation, net of tax	(2,703)	–	–	1,724	(979)
Other	–	–	–	(24)	(24)

Comprehensive income	$28,607	$(801)	$557	$300	$28,663

Weighted average shares outstanding
Basic	72,121	–	–	–	72,121
Diluted	73,631	(497)	–	–	73,134

Net income (loss) per share
Basic	$0.39	$(0.01)	$(0.02)	$–	$0.36
Diluted	$0.38	$(0.01)	$(0.01)	$–	$0.36

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The table below summarizes the effects of the restatement adjustments on the Consolidated Balance Sheet as of December 31, 2006:

	December 31, 2006
	As Previously
	Reported	Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$60,484	$(2,132)	$58,352
Accounts receivable, net	237,353	(1,395)	235,958
Prepaids and other current assets	34,552	3,334	37,886
Deferred tax assets, net	12,212	(1,131)	11,081
Income taxes receivable	16,543	(668)	15,875

Total current assets	361,144	(1,992)	359,152
Long-term assets
Property, plant and equipment, net	156,047	5,014	161,061
Goodwill	58,234	(375)	57,859
Contract acquisition costs, net	9,674	–	9,674
Deferred tax assets, net	44,585	1,581	46,166
Other long-term assets	29,032	1,477	30,509

Total long-term assets	297,572	7,697	305,269

Total assets	$658,716	$5,705	$664,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$30,738	$549	$31,287
Accrued employee compensation and benefits	76,071	(626)	75,445
Other accrued expenses	39,165	(1,516)	37,649
Income taxes payable	26,211	3,523	29,734
Deferred tax liabilities	309	86	395
Other short-term liabilities	9,521	(1)	9,520

Total current liabilities	182,015	2,015	184,030
Long-term liabilities
Line of credit	65,000	–	65,000
Grant advances	8,000	1	8,001
Deferred tax liabilities	6,741	(6,604)	137
Other long-term liabilities	27,676	10,986	38,662

Total long-term liabilities	107,417	4,383	111,800

Total liabilities	289,432	6,398	295,830
Minority interest	5,877	–	5,877

Commitments and contingencies

Stockholders’ equity
Common stock	701	–	701
Additional paid-in capital	258,719	39,608	298,327
Treasury stock	(96,200)	–	(96,200)
Accumulated other comprehensive income	5,730	4,795	10,525
Retained earnings	194,457	(45,096)	149,361

Total stockholders’ equity	363,407	(693)	362,714

Total liabilities and stockholders’ equity	$658,716	$5,705	$664,421

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The table below summarizes the effects of the restatement adjustments on the Consolidated Statement of Cash Flows for the year ended December 31, 2006:

	December 31, 2006
	As Previously
	Reported	Adjustments	As Restated
Cash flows from operating activities
Net cash provided by (used in):
Net income	$51,842	$(861)	$50,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,429	560	51,989
Amortization of contract acquisition costs	3,392	–	3,392
Provision for doubtful accounts	2,723	–	2,723
(Gain) loss on disposal of assets	232	–	232
Impairment losses	565	–	565
Deferred income taxes	(10,526)	1,159	(9,367)
Minority interest	1,868	–	1,868
Excess tax benefit from exercise of stock options	–	–	–
Equity compensation expense	6,916	569	7,485
Other	–	–	–
Changes in working capital and other assets and liabilities, net of changes due to acquisitions:
Accounts receivable	(19,098)	6,164	(12,934)
Prepaids and other assets	(11,589)	(2,989)	(14,578)
Accounts payable and other accrued expenses	15,347	(3,217)	12,130
Other liabilities	1,633	3,128	4,761

Net cash provided by operating activities	94,734	4,513	99,247
Cash flows from investing activities
Acquisition of a business, net of cash acquired of $0.5 million	(45,802)	–	(45,802)
Proceeds from dispositions of businesses, net of cash	–	–	–
Purchases of property, plant and equipment	(65,528)	(488)	(66,016)
Payment for contract acquisition costs	(173)	–	(173)
Purchases of intangible assets	(1,510)	–	(1,510)
Purchases of foreign currency forward option contracts	–	(486)	(486)

Net cash used in investing activities	(113,013)	(974)	(113,987)
Cash flows from financing activities
Proceeds from line of credit	468,400	–	468,400
Payments on line of credit	(430,100)	–	(430,100)
Payments on long-term debt and capital lease obligations	(332)	(1,179)	(1,511)
Payments of debt issuance costs	(923)	–	(923)
Payments from minority shareholder	–	–	–
Payments to minority shareholder	(2,594)	–	(2,594)
Payments from employee stock purchase plan	–	–	–
Proceeds from exercise of stock options	19,430	4	19,434
Excess tax benefit from exercise of stock options	6,385	(4,130)	2,255
Purchases of treasury stock	(16,576)	–	(16,576)

Net cash provided by financing activities	43,690	(5,305)	38,385
Effect of exchange rate changes on cash and cash equivalents	2,568	(175)	2,393

Net increase in cash and cash equivalents	27,979	(1,941)	26,038
Cash and cash equivalents at beginning of year	32,505	(191)	32,314

Cash and cash equivalents at end of year	$60,484	$(2,132)	$58,352

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The table below summarizes the effects of the restatement adjustments on the Consolidated Statement of Cash Flows for the year ended December 31, 2005:

	December 31, 2005
	As Previously
	Reported	Adjustments	As Restated
Cash flows from operating activities
Net cash provided by (used in):
Net income	$28,158	$(1,872)	$26,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,317	1,095	54,412
Amortization of contract acquisition costs	3,890	–	3,890
Provision for doubtful accounts	(153)	–	(153)
(Gain) loss on disposal of assets	(271)	–	(271)
Impairment losses	4,711	–	4,711
Deferred income taxes	(23,003)	3,085	(19,918)
Minority interest	1,542	–	1,542
Excess tax benefit from exercise of stock options	2,763	69	2,832
Equity compensation expense	–	674	674
Other	(131)	131	–
Changes in working capital and other assets and liabilities, net of changes due to acquisitions:
Accounts receivable	(58,310)	769	(57,541)
Prepaids and other assets	1,222	(4,372)	(3,150)
Accounts payable and other accrued expenses	22,253	(1,758)	20,495
Other liabilities	5,498	5,627	11,125

Net cash provided by operating activities	41,486	3,448	44,934
Cash flows from investing activities
Acquisition of a business, net of cash acquired of $0.5 million	–	–	–
Proceeds from dispositions of businesses, net of cash	–	–	–
Purchases of property, plant and equipment	(37,606)	–	(37,606)
Payment for contract acquisition costs	(2,160)	–	(2,160)
Purchases of intangible assets	(1,587)	–	(1,587)
Purchases of foreign currency forward option contracts	–	(1,683)	(1,683)

Net cash used in investing activities	(41,353)	(1,683)	(43,036)
Cash flows from financing activities
Proceeds from line of credit	412,500	–	412,500
Payments on line of credit	(385,800)	–	(385,800)
Payments on long-term debt and capital lease obligations	(155)	(952)	(1,107)
Payments of debt issuance costs	–	–	–
Payments from minority shareholder	640	–	640
Payments to minority shareholder	(3,354)	–	(3,354)
Payments from employee stock purchase plan	537	(1)	536
Proceeds from exercise of stock options	7,387	–	7,387
Excess tax benefit from exercise of stock options	–	–	–
Purchases of treasury stock	(67,841)	(3)	(67,844)

Net cash used in financing activities	(36,086)	(956)	(37,042)
Effect of exchange rate changes on cash and cash equivalents	(6,608)	774	(5,834)

Net decrease in cash and cash equivalents	(42,561)	1,583	(40,978)
Cash and cash equivalents at beginning of year	75,066	(1,774)	73,292

Cash and cash equivalents at end of year	$32,505	$(191)	$32,314

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(3)	ACQUISITIONS

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

These amounts are included as components of Other Intangible Assets discussed in Note 10.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The following table presents the pro-forma combined results of operations assuming (i) DAC’s historical unaudited financial results; (ii) the DAC acquisition closed on January 1, 2006; (iii) pro-forma amortization expense of the intangible assets and (iv) pro-forma interest expense assuming the Company utilized its Credit Facility to finance the acquisition (amounts in thousands):

(Unaudited)
Year Ended
December 31,
2006
As restated

Revenue	$1,244,848
Income from operations	$76,371
Net income	$51,571

Weighted-average shares outstanding
Basic	69,184
Diluted	69,869

Net income per share
Basic	$0.75
Diluted	$0.74

The pro-forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisition had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies.

(4)	DISPOSITIONS

Database Marketing and Consulting

On September 27, 2007, Newgen Results Corporation and related companies (hereinafter collectively referred to as “Newgen”) and the Company entered into an asset purchase agreement to sell substantially all of the assets and certain liabilities associated with its Database Marketing and Consulting business. As a result of the transaction, which was completed on September 28, 2007, Newgen received $3.2 million in cash and recorded a loss on disposal of $6.1 million.

A reconciliation of the loss is as follows:

Current assets	$3,870
Property plant and equipment	4,464
Current liabilities assumed	(608)

Net assets disposed of	7,726
Fair value of consideration received	(2,691)
Costs incurred in relation to the sale	1,087

Net loss recorded on sale	$6,122

In addition to the asset purchase agreement, Newgen and the Company entered into a transition services agreement to provide the buyer certain transition services for a period not to exceed 90 days. In connection with this agreement, the Company and Newgen have allocated $0.5 million of the sale price to account for the fair value of certain services that were recorded in Other, net over the transition period. The services under the transition services agreement were completed as of December 31, 2007.

The Company also entered into a services agreement with the buyer to provide ongoing BPO services that were previously being performed by the Company. Management reviewed the direct cash flows associated with this agreement and compared them to management’s estimates of the revenue

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

associated with the Database Marketing and Consulting business. The Company concluded that these direct cash flows were significant. As a result, the operations included in the Database Marketing and Consulting business did not meet the criteria under SFAS 144 to be classified as discontinued operations.

The Company also entered into a software and intellectual property license agreement with the buyer, which provides for exclusive and nonexclusive licenses in certain territories for $2.2 million. In addition, the buyer will pay the Company certain ongoing royalties associated with future revenue generated by the buyer from the use of the software. The agreement required that the Company deliver the software to the buyer, which was completed on September 29, 2007. The agreement does not require the Company to provide any ongoing support for the software. The Company believes that the total consideration of $2.2 million is a reasonable estimate of the fair value of this license and, as such, the Company recorded the $2.2 million in Other, net for the year ended December 31, 2007. Future royalties will be recorded as Other, Net when earned.

Customer Solutions Mauritius

The Company, through its affiliated company TeleTech Europe B.V., and Bharti Ventures Ltd. entered into a share transfer agreement to sell TeleTech Services (India) Ltd., the Company’s Indian joint venture, to Aegis BPO Services Ltd. and certain of its affiliated companies (“Aegis”). The sale closed on December 18, 2007.

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

The Company served its clients through two primary businesses, BPO and Database Marketing and Consulting. The Company’s BPO business provides outsourced business process and customer management services for a variety of industries through global delivery centers that represents approximately 99% of total annual revenue. In September 2007, the Company, through Newgen, sold substantially all of the assets and certain liabilities of its Database Marketing and Consulting business. As a result, in 2008, the Company’s BPO business will represent 100% of total annual revenue. When the Company begins operations in a new country, it determines whether the country is intended to primarily serve U.S. based clients, in which case the country will be included in the North American BPO segment, or if the country is intended to serve both domestic clients from that country and U.S. based clients, in which case the country will be included in the International BPO segment. This is consistent with the

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Company’s management of the business, internal financial reporting structure and operating focus. Operations for each segment of the Company’s BPO business are conducted in the following countries:

North American BPO	International BPO
United States	Argentina
Canada	Australia
Philippines	Brazil
China
Costa Rica
England
Germany
Malaysia
Mexico
New Zealand
Northern Ireland
Scotland
Singapore
South Africa
Spain

The Database Marketing and Consulting business, which consists of several of the Company’s subsidiaries, provided outsourced database management, direct marketing and related customer acquisitions and retention services for automobile dealerships and manufacturers in North America. During 2007, income from operations was reduced by $20.4 million related to asset impairment and restructuring charges for this business. Income from Operations Before Income Taxes and Minority Interest was reduced by $24.3 million which includes the $20.4 million of asset impairment and restructuring charges discussed above along with a $3.9 million net charge comprised of a loss on the sale of assets of $6.1 million partially offset by software license income of $2.2 million both of which were recorded in Other, Net. See Note 8 and 13 for further discussion on these impairments. On September 28, 2007 the Company, through Newgen, sold substantially all of the assets and certain liabilities related to the Database Marketing and Consulting business for cash of $3.2 million. See Note 4 for further discussion of this disposition.

The Company allocates to each segment its portion of corporate – level operating expenses. All inter – company transactions between the reported segments for the periods presented have been eliminated.

One of the Company’s strategies is to secure additional business through the lower cost opportunities offered by certain foreign countries. Accordingly, the Company contracts with certain clients in one country to provide services from delivery centers in other foreign countries including Argentina, Brazil, Canada, Costa Rica, Mexico, Malaysia, the Philippines and South Africa. Under this arrangement, the contracting subsidiary invoices and collects from its local clients, while also entering into a contract with the foreign operating subsidiary to reimburse the foreign subsidiary for its costs plus a reasonable profit. This reimbursement is reflected as revenue by the foreign subsidiary. As a result, a portion of the revenue from these client contracts is recorded by the contracting subsidiary, while a portion is recorded by the foreign operating subsidiary. For U.S. clients served from Canada and the Philippines, which represents the majority of these arrangements, all the revenue remains within the North American BPO segment. For European and Asia Pacific clients served from the Philippines, a portion of the revenue is reflected in the North American BPO segment. For U.S. clients served from Argentina and Mexico, a portion of the revenue is reflected in the International BPO segment.

For the years ended December 31, 2007, 2006 and 2005, approximately $2.0 million, $0.2 million and $0.0 million, respectively, of income from operations in the North American BPO segment were generated from these arrangements. For the years ended December 31, 2007, 2006 and 2005,

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

approximately $16.8 million, $7.4 million and $2.2 million, respectively, of income from operations in the International BPO segment were generated from these arrangements.

The following tables present certain financial data by segment (amounts in thousands):

	As of and for the
	Year Ended December 31,
	2007	2006	2005
		As restated	As restated

Revenue
North American BPO	$955,810	$814,419	$678,768
International BPO	396,080	356,106	324,303
Database Marketing and Consulting	17,742	40,228	82,832

Total	$1,369,632	$1,210,753	$1,085,903

Depreciation and amortization
North American BPO	$31,964	$27,918	$27,664
International BPO	20,076	16,569	17,192
Database Marketing and Consulting	3,913	7,502	9,556

Total	$55,953	$51,989	$54,412

Income from operations
North American BPO	$106,102	$85,639	$63,404
International BPO	8,327	3,219	(22,433)
Database Marketing and Consulting	(32,641)	(15,093)	(9,034)

Total	$81,788	$73,765	$31,937

Capital expenditures
North American BPO	$42,467	$46,265	$22,046
International BPO	17,986	18,149	12,201
Database Marketing and Consulting	630	1,602	3,359

Total	$61,083	$66,016	$37,606

Assets
North American BPO	$469,261	$390,889	$287,864
International BPO	288,757	238,887	191,062
Database Marketing and Consulting	2,277	34,645	49,047

Total	$760,295	$664,421	$527,973

Goodwill, net
North American BPO	$35,885	$35,885	$11,446
International BPO	9,269	8,613	7,270
Database Marketing and Consulting	–	13,361	13,361

Total	$45,154	$57,859	$32,077

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The following tables present certain financial data based upon the geographic location where the services are provided (amounts in thousands):

	As of and for the
	Year Ended December 31,
	2007	2006	2005
		As restated	As restated

Revenue
United States	$431,867	$441,821	$471,611
Latin America	234,167	171,658	105,792
Philippines	222,499	122,950	53,143
Canada	203,061	205,691	199,947
Europe	146,451	141,550	123,042
Asia Pacific	131,587	127,083	132,368

Total	$1,369,632	$1,210,753	$1,085,903

Property, plant and equipment, gross
United States	$242,487	$275,214	$260,807
Latin America	88,811	66,863	51,826
Philippines	62,044	35,759	13,465
Canada	63,126	58,177	57,300
Europe	16,217	15,618	24,459
Asia Pacific	51,998	51,256	52,222

Total	$524,683	$502,887	$460,079

Other long-term assets
United States	$25,524	$17,918	$9,395
Latin America	3,363	3,627	3,811
Philippines	2,555	2,050	1,963
Canada	631	4,648	442
Europe	726	900	786
Asia Pacific	960	1,366	995

Total	$33,759	$30,509	$17,392

(6)	ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENTS

Accounts Receivable, Net in the accompanying Consolidated Balance Sheets consists of the following (amounts in thousands):

	December 31,
	2007	2006

Accounts receivable	$275,713	$240,678
Less: Allowance for doubtful accounts	(4,725)	(4,720)

Accounts receivable, net	$270,988	$235,958

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Activity in the Company’s Allowance for Doubtful Accounts consists of the following (amounts in thousands):

	Year Ended December 31,
	2007	2006	2005
			As restated

Balance, beginning of year	$4,720	$3,422	$4,042
Provision for doubtful accounts	576	2,723	(153)
Deductions for uncollectible receivables written-off	(571)	(1,425)	(467)

Balance, end of year	$4,725	$4,720	$3,422

The Company had one client, Sprint Nextel Corporation that contributed in excess of 10% of total revenue for the years ended December 31, 2007 and 2006, which operates in the communications industry. The Company had two clients that contributed in excess of 10% of total revenue for the year ended December 31, 2005, both of which operated in the communications industry. The revenue from these clients as a percentage of total revenue was as follows:

	Year Ended December 31,
	2007	2006	2005

Sprint Nextel	14.9%	15.5%	17.0%
Verizon	4.5%	7.1%	10.1%

Accounts receivable from Sprint Nextel Corporation were as follows (amounts in thousands):

Year Ended December 31,
2007	2006
As restated

$37,347	$31,977

The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs ongoing credit evaluations of its clients and maintains allowances for uncollectible accounts. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk exists as of December 31, 2007.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(7)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (amounts in thousands):

	December 31,
	2007	2006
		As restated

Land and buildings	$44,532	$43,711
Computer equipment and software	214,714	230,493
Telephone equipment	57,037	59,800
Furniture and fixtures	56,353	51,782
Leasehold improvements	142,597	109,753
Construction-in-progress	6,351	6,672
Other	3,099	676

Property, plant and equipment, gross	524,683	502,887
Less: Accumulated depreciation and amortization	(349,874)	(341,826)

Property, plant and equipment, net	$174,809	$161,061

Depreciation and amortization expense for property, plant and equipment was $56.0 million, $52.0 million and $54.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In addition, the Company had $1.0 million and $4.8 million of unamortized Software Development Costs as of December 31, 2007 and 2006, respectively. Amortization expense for Software Development Costs was $3.1 million, $4.5 million and $6.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, which is included in the depreciation and amortization expense for property, plant and equipment discussed above.

(8)	GOODWILL

Goodwill consisted of the following (amounts in thousands):

				Effect of
	December 31,			Foreign	December 31,
	2006	Acquisitons	Impairments	Currency	2007
	As restated

North American BPO	$35,885	$–	$–	$–	$35,885
International BPO	8,613	–	–	656	9,269
Database Marketing and Consulting	13,361	–	(13,361)	–	–

Total	$57,859	$–	$(13,361)	$656	$45,154

				Effect of
	December 31,			Foreign	December 31,
	2005	Acquisitons	Impairments	Currency	2006
	As restated				As restated

North American BPO	$11,446	$24,439	$–	$–	$35,885
International BPO	7,270	1,144	–	199	8,613
Database Marketing and Consulting	13,361	–	–	–	13,361

Total	$32,077	$25,583	$–	$199	$57,859

Acquisitions

In June 2006, the Company acquired DAC as discussed further in Note 3 to the Consolidated Financial Statements. This generated $24.4 million in goodwill.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

In September 2003, the Company acquired a company in Brazil. The Company was required to pay an earn-out provision over several periods through 2006. These earn-out payments increased the total purchase price and represented the excess of acquisition costs over the fair value of net assets acquired. These amounts, totaling $1.1 million for the year ended December 31, 2006, were recorded as goodwill.

Impairment

The Company performs impairment testing of its goodwill balances annually in the fourth quarter, unless circumstances indicate potential impairment in a preceding quarter. There were no impairments indicated for the North American BPO or the International BPO based upon this testing.

In the second quarter of 2007, management determined that the carrying value of the Database Marketing and Consulting business’ goodwill should be reviewed for potential impairment. Management reached this conclusion due to repeated quarterly losses by the operations of the business, the deterioration of the automobile industry, which was the business’ market, and indications of lower value from interested third-parties to a possible sale of the business. As required by SFAS 142 the Company performed a two-step analysis of the fair value of the business’ goodwill.

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

The second step of the impairment testing indicated that the book value of the reporting unit’s goodwill exceeded the implied fair value of that goodwill. The implied fair value was determined by reviewing the business’ current assets and liabilities; property, plant and equipment; and other identifiable intangible assets (both those recorded and not recorded) to determine the appropriate fair value of the business’ assets and liabilities in a hypothetical purchase accounting analysis. The fair value of these items based on the hypothetical analysis was then compared to the fair value used in the step one test (the hypothetical purchase price) to calculate the implied fair value of the business’ goodwill. The implied fair value of the business’ goodwill was zero. As a result, an impairment charge of $13.4 million for the entirety of the business’ goodwill was recorded during the second quarter of 2007. This was recorded in Impairment Losses in the accompanying Consolidated Statement of Operations and Comprehensive Income. See discussion of the sale of the Database Marketing and Consulting business in Note 4.

(9)	CONTRACT ACQUISITION COSTS

Contract acquisition costs, net consisted of the following (amounts in thousands):

	December 31,
	2007	2006

North American BPO	$23,811	$23,811
Database Marketing and Consulting	–	2,160

Contract acquisition costs, gross	23,811	25,971
Less: Accumulated amortization	(16,827)	(16,297)

Contract acquisition costs, net	$6,984	$9,674

Amortization expense related to contract acquisition costs was $2.5 million, $3.4 million and $3.9 million for the years ended December 31, 2007, 2006 and 2005, respectively and is recorded as a reduction to Revenue in the accompanying Consolidated Statements of Operations and Comprehensive Income.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Expected future amortization of contract acquisition costs is as follows (amounts in thousands):

2008	$2,107
2009	2,107
2010	1,403
2011	1,262
2012	105

Total	$6,984

(10)	OTHER INTANGIBLE ASSETS

Other intangible assets consisted of the following amounts (amounts in thousands):

	As of December 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value

Customer relationships	$12,689	$(4,937)	$7,752
Trade name – indefinite life	1,800	–	1,800

	$14,489	$(4,937)	$9,552

	As of December 31, 2006
	Gross Carrying	Accumulated	Net Carrying
As Restated	Value	Amortization	Value

Customer relationships	$11,793	$(2,794)	$8,999
Other intangible assets	120	(110)	10
Trade name – indefinite life	1,800	–	1,800

	$13,713	$(2,904)	$10,809

Amortization expense related to other intangible assets was $1.7 million, $1.2 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively and is recorded as a component of Depreciation and Amortization in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Expected future amortization of Other Intangible Assets is as follows (amounts in thousands):

2008	$1,659
2009	1,349
2010	730
2011	730
2012	730
Thereafter	2,554

Total	$7,752

(11)	DERIVATIVES

The Company conducts a significant portion of its business in currencies other than the U.S. dollar, the currency in which the Consolidated Financial Statements are reported. Correspondingly, the Company’s operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. The Company’s subsidiaries in Argentina, Brazil, Canada, Costa Rica, Mexico, the Philippines and South Africa use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars. To hedge against the risk of a weaker U.S. dollar, the Company’s U.S. entity has contracted on behalf of its foreign subsidiaries with several financial institutions to acquire

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(utilizing forward, non – deliverable forward and/or option contracts) the functional currency of the foreign subsidiary at a fixed U.S. dollar exchange rate at specific dates in the future. The Company pays up – front premiums to obtain certain option hedge instruments.

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

The following table summarizes the aggregate unrealized net gain and loss in Accumulated Other Comprehensive Income (Loss) for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
		As restated	As restated

Aggregate unrealized net gain (loss) at beginning of year	$(176)	$4,749	$4,884
Net gain reclassified to earnings	(8,295)	(3,810)	(3,468)
Change in fair value of cash flow hedges	29,888	(1,115)	3,333

Aggregate unrealized net gain (loss) at end of year	$21,417	$(176)	$4,749

As of December 31, 2007, the Company had total derivative assets associated with foreign exchange contracts of $33.3 million. The Company uses the discounted period-end forward rates methodology to determine market value of its forward and option contracts. The following table summarizes the amount by currency and the portion of the asset that settles within the next twelve months (amounts in thousands).

		Percentage	Dates
	U.S. Dollar	Settled Within	Contracts
Derivative Assets	Amount	One Year	are Through

Canadian Dollar	$14,841(1)	59.0%	December 2010
Philippine Peso	17,186	74.7%	December 2009
Argentine Peso	865	79.5%	September 2009
Mexican Peso	360	75.3%	December 2009

	$33,252

(1)	The Canadian dollar derivative asset amount excludes approximately $1.9 million in unamortized option premiums.

As of December 31, 2007, the notional amount of these derivative instruments is summarized as follows (amounts in thousands):

	Local		Dates
	Currency	U.S. Dollar	Contracts
	Amount	Amount	are Through

Canadian Dollar	136,800	$123,023	December 2010
Philippine Peso	7,600,000	166,457	December 2009
Argentine Peso	126,674	37,842	September 2009
Mexican Peso	464,500	40,846	December 2009

		$368,168

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The Company recorded gains of $13.6 million and $6.3 million for settled hedge contracts and the related premiums for the year ended December 31, 2007 and 2006, respectively. These gains are reflected in Revenue in the accompanying Consolidated Statements of Operations and Comprehensive Income.

At December 31, 2007 the Company had a cash flow hedge of U.S. dollar $19.2 million related to a short-term intercompany payable that one of its foreign subsidiaries owes to its U.S. parent pertaining to certain tax liabilities. The Company elected not to designate this as a hedge under SFAS 133 and accordingly the change in the fair value of the instrument is recorded as a component of Other, Net and offset by the change in the fair value of the underlying short-term intercompany payable.

(12)	INCOME TAXES

The sources of pre-tax accounting income, after accounting for minority interest earnings, are as follows (amounts in thousands):

	Year Ended December 31,
	2007	2006	2005
		As restated	As restated

Domestic	$(141)	$26,599	$20,861
Foreign	75,492	42,724	10,920

Total	$75,351	$69,323	$31,781

The components of the Company’s provision for income taxes are as follows (amounts in thousands):

	Year Ended December 31,
	2007	2006	2005
		As restated	As restated

Current provision
Federal	$3,106	$12,158	$16,899
State	1,361	982	2,111
Foreign	16,174	12,701	4,861

Total current provision	20,641	25,841	23,871
Deferred benefit
Federal	(3,973)	(4,157)	(16,300)
State	(543)	(80)	(2,213)
Foreign	3,437	(5,130)	(1,405)

Total deferred benefit	(1,079)	(9,367)	(19,918)

Total provision for income taxes	$19,562	$16,474	$3,953

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The following reconciles the Company’s effective tax rate (after minority interest) to the federal statutory rate (amounts in thousands):

	Year Ended December 31,
	2007	2006	2005
		As restated	As restated

Income tax per U.S. federal statutory rate (35%)	$26,372	$24,227	$11,099
State income taxes, net of federal deduction	342	400	1,038
Change in valuation allowances	(378)	(3,603)	(11,157)
Foreign income taxes at different rates than the U.S.	(6,693)	(5,881)	(1,407)
Foreign withholding taxes	1,731	313	1,331
Record increase to deferred tax assets due to implementation of tax planning strategies	(828)	(3,300)	–
Losses in international markets without tax benefits	912	836	2,546
Tax cost of Domestic Reinvestment Plan	–	–	3,695
Nondeductible compensation under Section 162(m)	224	248	264
FIN 48 Contingency	(162)	–	–
Permanent difference related to foreign exchange gains	(2,381)	404	(3,855)
(Income)/losses of foreign branch operations	3,535	564	(148)
Permanent difference related to sale of joint venture	(2,406)	–	–
Non-taxable earnings of minority interest	(785)	(654)	(540)
Other	79	2,920	1,087

Income tax per effective tax rate	$19,562	$16,474	$3,953

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The Company’s deferred income tax assets and liabilities are summarized as follows (amounts in thousands):

	December 31,
	2007	2006
		As restated

Deferred tax assets, gross
Accrued workers compensation, deferred compensation and employee benefits	$4,469	$8,249
Allowance for doubtful accounts, insurance and other accruals	7,067	6,637
Depreciation and amortization	23,110	34,152
Amortization of deferred rent liabilities	1,271	331
Net operating losses	14,388	17,359
Equity compensation	9,409	1,832
Customer acquisition and deferred revenue accruals	4,340	4,336
Federal and state tax credits	9,047	6,097
Unrealized losses on derivatives	–	2,818
Other	5,966	7,352

Total deferred tax assets, gross	79,067	89,163
Valuation allowances	(20,448)	(25,891)

Total deferred tax assets, net	58,619	63,272
Deferred tax liabilities
Long-term lease obligations	(872)	(1,362)
Unrealized gains on derivatives	(8,647)	–
Capitalized software	(436)	(1,974)
Contract acquisition costs	(445)	(1,933)
Other	(214)	(1,288)

Total deferred tax liabilities	(10,614)	(6,557)

Net deferred tax assets	$48,005	$56,715

As required by SFAS 109, the Company periodically reviews the likelihood that deferred tax assets will be realized in future tax periods under the “more likely than not” criteria. In making this judgment, SFAS 109 requires that all available evidence, both positive and negative, should be considered to determine whether, based on the weight of that evidence, a valuation allowance is required.

As of December 31, 2007 the Company has approximately $42.0 million of net deferred tax assets in the U.S. and $6.0 million of net deferred tax assets related to certain international locations whose recoverability is dependent upon their future profitability. As of December 31, 2007 the deferred tax valuation allowance is $20.4 million and relates primarily to tax losses in foreign jurisdictions and U.S. federal and state tax credit which do not meet the “more-likely-than-not” standard under SFAS 109. The utilization of these state tax credits are subject to numerous factors including various expiration dates, generation of future taxable income over extended periods of time and state income tax apportionment factors which are subject to change.

As required by SFAS 109, when there is a change in judgment concerning the recovery of deferred tax assets in future periods, the valuation allowance is reversed into earnings during the quarter in which the change in judgment occurred. In 2007, the Company made adjustments to its deferred tax assets and

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

corresponding valuation allowances. The net change in the Company’s valuation allowance is a decrease of $5.4 million. This decrease is driven primarily by adjusting previous accounting estimates based upon the filing of tax returns in the United Kingdom, the disposal of the Company’s operations in India, the consolidation of tax entities in Canada after the sale of certain assets and liabilities associated with its Database Marketing and Consulting business, and the release of valuation allowances against current income in overseas tax jurisdictions where we are now profitable. These decreases were offset in part by increases to the valuation allowance related to tax losses in certain foreign tax jurisdictions, and U.S. tax deductions and foreign tax credits where it is not “more-likely-than-not” that a tax benefit will be realized for these losses, deductions and credits.

As of December 31, 2007, after consideration of all tax loss and tax credit carry back opportunities, the Company had net foreign tax loss carry forwards expiring as follows (amounts in thousands):

2007	$2,641
2008	449
2009	601
2010	–
2011	9
2012	121
2013	174
2014	2,102
2015	892
2016	286
2017	2,041
2018	797
2020	–
2021	–
No expiration	31,099

Total	$41,212

As of December 31, 2007, domestically, the Company has $4.1 million of federal tax loss carry-forwards and state tax credit carry-forwards of $6.1 million that if unused will expire between 2008 and 2021.

As of December 31, 2007 the cumulative amount of foreign earnings considered permanently invested and not repatriated was $136.2 million. If these earnings become taxable in the U.S., some portion of them would be subject to incremental U.S. income tax expense and foreign withholding tax expense.

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and Costa Rica. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted 10 separate agreements for four year periods, expiring at various times during 2008 and 2011. The aggregate effect on income tax expense for the years ended December 31, 2007, 2006 and 2005 was approximately $5.7 million, $2.2 million and $0.4 million, respectively, which had a favorable impact on net income per share of $0.08, $0.03 and $0.01, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted the provisions of FIN 48 which clarifies the accounting for uncertainty in income tax positions. FIN 48 defines the threshold for recognizing the tax benefits of tax return filing positions in the financial statements as “more likely than not” to be sustained upon examination, based on the technical merits of the positions. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized. Tax positions which previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Conversely, previously recognized tax positions which no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. This is different than the accounting practice previously followed by the Company, which was to recognize the best estimate of the impact of a tax position only when the position is “probable” of being sustained on audit based solely on the technical merits of the position.

On January 1, 2007, the Company had $17.3 million in unrecognized tax benefits that it did not consider “probable” under SFAS No. 5 Accounting for Contingencies. Upon adoption of FIN 48 and re-evaluation of the $17.3 million, it also did not meet the “more-likely-than-not” criteria of FIN 48.

On implementation of FIN 48, the Company increased the existing reserve for uncertain tax positions of $17.8 million by recognizing additional liabilities of $1.2 million as a reduction to the January 1, 2007 balance of retained earnings. The total amount of interest and penalties relating to the $19.0 million reserve for uncertain tax positions recorded at the time of adoption is $0.1 million. This amount was also recorded as a reduction to the January 1, 2007 balance of retained earnings.

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

The total amount of interest and penalties recognized in the accompanying Consolidated Statement of Operations and Comprehensive Income as of December 31, 2007 was approximately $45,000 and the total amount of interest and penalties recognized in the accompanying Consolidated Balance Sheets as of December 31, 2007 was approximately $163,000.

As of December 31, 2007, the Company has a reserve for uncertain tax benefits of $18.9 million, a net decrease of $0.1 million from $19.0 million as of January 1, 2007. This decrease relates primarily to the expiration of the statute of limitations in several jurisdictions and a change in estimate based upon new information obtained in the forth quarter. This net decrease of $0.1 million had a nominal impact on the effective tax rate. If the Company recognized these remaining unrecorded tax benefits, approximately $18.9 million and related interest and penalties would favorably impact the effective tax rate.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The tabular reconciliation of the reserve for uncertain tax benefits for the year ended December 31, 2007 is presented below (amounts in thousands):

Balance as of December 31, 2006 (As restated)	$22,305
Additions for prior year tax positions	–
Additions for current year tax positions	35
Reductions in prior year tax positions	(337)
Settlements	–
Lapses in statute of limitations	(71)

Balance as of December 31, 2007	$21,932

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

(13)	RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the year ended December 31, 2007, the Company undertook a number of restructuring activities primarily associated with reductions in the Company’s workforce to better align the workforce with current business needs. These included (i) the termination of certain employees associated with the Company’s Database Marketing and Consulting business that was sold on September 28, 2007, as discussed in Note 4; (ii) the restructuring of its work force in the North American BPO segment; and (iii) charges associated with restructuring the Company’s workforce in its International BPO segment.

In relation to the restructuring of the Database Marketing and Consulting business, the Company incurred total restructuring costs of $4.8 million. This included $4.0 million related to certain facility exit costs recorded in the fourth quarter 2007 and severance charges of $0.6 million of which $0.3 million had been paid as of December 31, 2007. In addition the Company incurred an acceleration of equity-based compensation expense associated with certain change-of-control provisions included in an equity-based award to a terminated employee.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The restructuring of the work force in the North American BPO segment resulted in total restructuring costs of $1.9 million, of which $1.8 million had been paid as of December 31, 2007. All of these charges were for employee severance costs.

The restructuring of the work force in the International BPO segment resulted in total restructuring costs of $1.0 million for the year ended December 31, 2007, of which $1.0 million had been paid as of December 31, 2007. All of these charges were for employee severance costs.

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

A rollforward of the activity in the Company’s restructuring accruals for the years ended December 31, 2007 and 2006, respectively, is as follows (amounts in thousands):

	Closure of
	Delivery	Reduction
	Centers	in Force	Total

Balance as of December 31, 2005	$1,088	$1,079	$2,167
Expense	801	1,057	1,858
Payments	(747)	(1,772)	(2,519)
Reversals	(55)	(173)	(228)

Balance as of December 31, 2006	1,087	191	1,278
Expense	4,037	3,801	7,838
Payments	(199)	(3,168)	(3,367)
Reversals	(599)	(126)	(725)
Non-cash items	–	(350)	(350)

Balance as of December 31, 2007	$4,326	$348	$4,674

Impairment Losses

During the year ended December 31, 2007, the Company recognized impairment losses of $15.8 million of which $15.6 million was related to its Database Marketing and Consulting business comprised of a $13.4 million goodwill impairment, as discussed in Note 8, and a $2.2 million leasehold improvement impairment.

(14)	INDEBTEDNESS

On September 28, 2006, the Company entered into an Amended and Restated Credit Agreement (“Credit Facility”) with a syndication of banks. This Credit Facility permits the Company to borrow up to $150 million with an option to increase the borrowing limit to a maximum of $225 million (subject to approval by the lenders) at any time up to 90 days prior to maturity of the Credit Facility on September 27, 2011. On October 24, 2006, the Company exercised its option to increase the borrowing limit of the Credit Facility to $180 million (the “Amended Credit Facility”). The Company may request a one year extension of the maturity date, subject to unanimous approval by the lenders. The Credit Facility is secured by the majority of the Company’s domestic accounts receivable and a pledge of 65% of the capital stock of specified material foreign subsidiaries. The Company’s domestic subsidiaries are guarantors under the Credit Facility.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

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

The Credit Facility, which includes customary financial covenants, may be used for general corporate purposes, including working capital, purchases of treasury stock and acquisition financing. As of December 31, 2007, the Company was in compliance with all financial covenants. The Credit Facility accrues interest at a rate based on either (1) the Prime Rate, defined as the higher of the lender’s prime rate or the Federal Funds Rate plus 0.50%, or (2) the London Interbank Offered Rate (“LIBOR”) plus an applicable credit spread, at the Company’s option. The interest rate will vary based on the Company’s leverage ratio as defined in the Credit Facility. As of December 31, 2007, interest accrued at the weighted-average rate of approximately 6.04%. In addition, the Company is obligated to pay commitment fees on the unused portion of the Credit Facility, at a rate of 0.125% per annum. As of December 31, 2007 and 2006, the Company had outstanding borrowings under the Credit Facility of $65.4 million and $65.0 million, respectively. The Company’s borrowing capacity is reduced by $9.2 million as a result of the letters of credit issued under the Credit Facility. The unused commitment under the Credit Facility was $105.4 million as of December 31, 2007.

(15)	GRANT ADVANCES

During the ordinary course of business, the Company receives grants from certain regional authorities in areas where the Company has delivery centers. These grants contain provisions whereby they are earned when the Company achieves certain milestones, the majority of which relate to the hiring and retaining of employees and certain capital expenditures. The Company records liabilities for funds it has received but has not yet earned. The liability recorded at December 31, 2007 and 2006 was $6.7 million and $8.0 million, respectively and relates primarily to two grants in the International BPO.

(16)	START-UP TRAINING REVENUE AND COSTS

Start-Up Training Deferred Revenue in the accompanying Consolidated Balance Sheets consist of the following (amounts in thousands):

	December 31,
	2007	2006

Deferred start-up revenue – current	$9,549	$6,616
Deferred start-up revenue – long-term	3,113	5,936

Total deferred start-up revenue	$12,662	$12,552

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Activity for the Company’s Start-Up Training Revenue was as follows (amounts in thousands):

	Year Ended December 31,
	2007	2006	2005

Balance, beginning of year	$12,552	$8,512	$3,451
Amounts deferred due to new business	9,333	9,432	6,583
Revenue recognized	(9,293)	(5,418)	(1,921)

Total net increase in deferred revenue	40	4,014	4,662
Foreign currency impact	70	26	399

Balance, end of year	$12,662	$12,552	$8,512

Start-Up Training Deferred Costs in the accompanying Consolidated Balance Sheets consist of the following (amounts in thousands):

	December 31,
	2007	2006

Deferred start-up costs – current	$4,065	$2,865
Deferred start-up costs – long-term	1,262	2,344

Total deferred start-up costs	$5,327	$5,209

Activity for the Company’s Start-Up Training Costs was as follows (amounts in thousands):

	Year Ended December 31,
	2007	2006	2005

Balance, beginning of year	$5,209	$3,635	$1,306
Amounts deferred due to new business	3,572	4,208	3,212
Recognized expense	(3,452)	(2,633)	(1,082)

Total net increase in deferred costs	120	1,575	2,130
Foreign currency impact	(2)	(1)	199

Balance, end of year	$5,327	$5,209	$3,635

(17)  COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of December 31, 2007, outstanding letters of credit and other performance guarantees totaled approximately $10.9 million, which primarily guarantee workers’ compensation and other insurance-related obligations and facility leases.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Legal Proceedings

On January 25, 2008, a class action lawsuit was filed in the United States District Court for the Southern District of New York entitled Beasley v. TeleTech Holdings, Inc., et. al. against TeleTech, certain current directors and officers and others alleging violations of Sections 11, 12(a) (2) and 15 of the Securities Act, Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act. The complaint alleges, among other things, false and misleading statements in the Registration Statement and Prospectus in connection with (i) a March 2007 secondary offering of its common stock and (ii) various disclosures made and periodic reports filed by us between February 8, 2007 and November 8, 2007. On February 25, 2008, a second nearly identical class action complaint, entitled Brown v. TeleTech Holdings, Inc., et al., was filed in the same court. On May 19, 2008, the actions described above were consolidated under the caption In re: TeleTech Litigation and lead plaintiff and lead counsel were approved by the court. TeleTech and the other individual defendants intend to defend this case vigorously. Although the Company expects the majority of expenses related to the class action lawsuit to be covered by insurance, there can be no assurance that all of such expenses will be reimbursed.

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

The Company expenses legal costs as incurred and includes these costs in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

(18)	LEASES

Leases

The Company has various operating leases for equipment, delivery centers and office space, which generally contain renewal options. Rent expense under operating leases was approximately $39.2 million, $42.9 million and $37.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The future minimum rental payments required under non-cancelable operating leases as of December 31, 2007 are as follows (amounts in thousands):

2008	$32,790
2009	29,512
2010	26,076
2011	21,211
2012	14,346
Thereafter	31,437

Total	$155,372

In addition, the Company records operating lease expense on a straight-line basis over the life of the lease as described in Note 1. The deferred lease liability as of December 31, 2007 and 2006 was $26.5 million and $12.4 million, respectively and is included in Other Long-Term Liabilities in the accompanying Consolidated Balance Sheets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Asset Retirement Obligations

The Company records asset retirement obligations for its delivery center leases. Following is a summary of the amounts recorded (amounts in thousands):

	Balance at			Modifications	Balance at
	December 31,	New Lease		and	December 31,
	2006	Obligations	Accretion	Settlements(1)	2007
	As restated

ARO liability at inception	$2,175	$180	$–	$(21)	$2,334
Accumulated accretion	517	–	150	(20)	647

	$2,692	$180	$150	$(41)	$2,981

	Balance at			Modifications	Balance at
	December 31,	New Lease		and	December 31,
	2005	Obligations	Accretion	Settlements(1)	2006
	As restated

ARO liability at inception	$2,043	$486	$–	$(354)	$2,175
Accumulated accretion	637	–	200	(320)	517

	$2,680	$486	$200	$(674)	$2,692

(1)	Modifications to ARO liabilities and accumulated accretion occur when lease agreements are amended or when assumptions change, such as the rate of inflation. Modifications are accounted for prospectively as changes in estimates. Settlements occur when leased premises are vacated and the actual cost of restoration is accrued. Differences between the actual costs of restoration and the balance recorded as ARO liabilities are recognized as gains or losses in the accompanying statements of income. The Company recognized gains totaling $0.6 million in 2006 and a negligible gain in 2007 related to lease terminations.

(19)	NET INCOME PER SHARE

The following table sets fourth the computation of basic and diluted net income per share for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
		As restated	As restated

Shares used in basic earnings per share calculation	70,228	69,184	72,121
Effect of dilutive securities:
Stock options	2,363	685	1,013
Restricted stock units	47	–	–

Total effects of dilutive securities	2,410	685	1,013

Shares used in dilutive earnings per share calculation	72,638	69,869	73,134

For the years ended December 31, 2007, 2006 and 2005, 0.4 million, 0.6 million and 3.3 million, respectively, of options to purchase shares of common stock were outstanding but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(20)	EMPLOYEE COMPENSATION PLANS

Employee Benefit Plan

The Company has two 401(k) profit-sharing plans that allow participation by employees who have completed six months of service, as defined and are 21 years of age or older. Participants may defer up to 75% of their gross pay, up to a maximum limit determined by U.S. federal law. Participants are also eligible for a matching contribution, at the Company’s discretion, of up to 50% of the first 6% of compensation a participant contributes to the plan. Participants vest in matching contributions over a three-year period. Company matching contributions to the 401(k) plans totaled $2.3 million, $2.8 million and $1.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Equity Compensation Plans

Stock Options

In February 1999, the Company adopted the TeleTech Holdings, Inc. 1999 Stock Option and Incentive Plan (the “1999 Plan”). The purpose of the 1999 Plan is to enable the Company to continue to (a) attract and retain high quality directors, officers, employees and potential employees, consultants and independent contractors of the Company or any of its subsidiaries; (b) motivate such persons to promote the long-term success of the Company and its subsidiaries; and (c) induce employees of companies that are acquired by TeleTech to accept employment with TeleTech following such an acquisition. The 1999 Plan supplements the 1995 Option Plan (collectively the “Plans”). An aggregate of 7 million shares of common stock has been reserved under the 1995 Option Plan and an aggregate of 14 million shares of common stock has been reserved for issuance under the 1999 Plan, which permits the award of incentive stock options, non-qualified stock options, stock appreciation rights, shares of restricted common stock and restricted stock units (“RSUs”). The 1999 Plan also provides for annual equity-based compensation grants to Directors. Options granted to employees generally vest over a period of four to five years and generally have a contractual life of ten years. Options issued to Directors generally vest immediately and have a contractual life of ten years. As of December 31, 2007, a total of 21.8 million shares were authorized for issuance and 3.6 million shares were available for issuance under the Plans.

On January 1, 2006, the Company adopted SFAS 123(R) under the “modified prospective application.” SFAS 123(R) requires all equity-based payments to employees to be recognized in the Consolidated Statements of Operations and Comprehensive Income at the fair value of the award on the grant date. Under the modified prospective application, the Company was required to record equity-based compensation cost for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The Company used the B-S-M option pricing model for determining the fair values of all stock options granted prior to the adoption of SFAS 123(R) and continues to use this pricing model for all share-based awards issued or modified on or after adoption of SFAS 123(R).

For employee stock options granted in 2007 and 2006, the Company estimated the expected term of the options based on historical averages of option exercises and expirations. The fair values of options granted were calculated on the date of grant using the B-S-M model. Also, upon adoption of SFAS 123(R), the Company used an estimated forfeiture rate, primarily based on historical trends related to employee turnover. For the years ended December 31, 2007 and 2006, the Company adjusted the share-based compensation cost for actual forfeitures at the end of the vesting period for each tranche of options. The Company considers revisions to its assumptions in estimating forfeitures on an ongoing basis.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The following table provides the range of assumptions used in the B-S-M option pricing model for stock options granted:

	Year Ended December 31,
	2007	2006	2005

Risk-free interest rate	4.45% - 4.88%	4.33% - 5.19%	3.30% - 4.52%
Expected life in years	2.6 - 4.4	2.6 - 4.8	4.1 - 4.7
Expected volatility	43.09% - 53.25%	54.96% - 58.87%	74.66% - 76.34%
Dividend yield	0.00%	0.00%	0.00%
Weighted-average volatility	47.24%	58.45%	75.32%

The calculation of expected volatility is based on historical volatility over the expected term of the respective equity-based compensation granted. The risk-free interest rate is based on the yield on the grant measurement date of a traded zero-coupon U.S. Treasury bond, as reported by the U.S. Federal Reserve, with a term equal to the expected term of the respective equity-based compensation granted.

A summary of option activity under the Plans for the years ended December 31, 2007, 2006 and 2005 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contract	Value
	Shares	Price	Term in Years	(000’s)

Outstanding as of December 31, 2004 (as restated)	9,913,356	$10.23
Grants	2,287,500	$10.04
Exercises	(1,270,734)	$6.11
Cancellations/expirations	(2,135,963)	$11.29

Outstanding as of December 31, 2005 (as restated)	8,794,159	$10.52
Grants	1,619,450	$12.94
Exercises	(2,282,648)	$8.36
Cancellations/expirations	(1,356,292)	$12.74

Outstanding as of December 31, 2006 (as restated)	6,774,669	$11.38
Grants	104,000	$32.23
Exercises	(1,310,134)	$12.17
Cancellations/expirations	(708,461)	$12.49

Outstanding as of December 31, 2007	4,860,074	$11.45	6.1	$52,131

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contract	Value
	Shares	Price	Term in Years	(000’s)

Vested and exercisable as of December 31, 2005 (as restated)	4,745,962	$11.87	5.0

Vested and exercisable as of December 31, 2006 (as restated)	3,256,442	$12.15	5.3

Vested and exercisable as of December 31, 2007	3,057,824	$11.67	5.0	$29,358

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The weighted-average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $12.09, $6.19 and $6.08 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $27.1 million, $16.8 million and $6.1 million, respectively. The total fair value of shares vested during the years ended December 31, 2007 and 2006 was $6.8 million and $6.7 million, respectively.

As of December 31, 2007 and 2006, there was approximately $8.5 and $17.5 million, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. As of December 31, 2007 and 2006, that cost is expected to be recognized over the weighted-average period of 2.2 and 3.0 years, respectively. The Company recognizes compensation cost using the straight-line method, as defined in FAS 123R, over the vesting term of the option grant.

Cash received from option exercises under the Plans for the years ended December 31, 2007, 2006, and 2005 was $15.9 million, $19.4 million and $7.4 million, respectively.

The following table illustrates the effect on net income and net income per share for the year ended December 31, 2005 if the Company had applied the fair value recognition provisions of SFAS 123(R) to equity-based compensation (amounts in thousands except per share amounts):

December 31,
2005
As restated

Net income as reported	$26,286
Add (deduct): equity-based employee compensation expense included in reported net income, net of related tax effects	411
Deduct: Total equity-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,865)

Pro-forma net income	$22,832

Weighted-average shares outstanding as reported
Basic	72,121
Diluted	73,134

Net income per share as reported
Basic	$0.36
Diluted	$0.36

Pro-forma net income per share
Basic	$0.32
Diluted	$0.31

The Company accounts for stock options issued to “non-employees” under the applicable provisions of SFAS 123(R), EITF 96-18 Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services (“EITF 96-18”) and EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Stock (“EITF 00-19”). SFAS 123(R) requires fair value accounting for equity securities issued to non-employees, and EITF 96-18 specifies the measurement date for recording compensation cost. The Company measures compensation at the fair value at each interim reporting period. Additionally, under EITF 00-19, options issued to non-employees where performance has been completed are recorded as liabilities, which are re-measured at fair value at each interim reporting period.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Restricted Stock Units

Beginning on January 22, 2007, the Compensation Committee of the Company’s Board of Directors granted RSUs to certain members of the Company’s management team. “RSU Grants” were made under the 1999 Option Plan and replaced the Company’s January 2005 Long Term Incentive Plan. RSUs are intended to provide management with additional incentives to promote the success of the Company’s business, thereby aligning their interests with the interests of the Company’s stockholders. One RSU was granted during 2007 for 500,000 shares and vests equally over a 10-year period. The Company granted an additional RSU for 500,000 shares of which 50% vests equally over five years and 50% is earned by achieving specific performance targets over a five year period. The remaining RSU grants during 2007 are partially earned by achieving specific performance targets and partially time vested. Two-thirds of the remaining RSUs granted (“performance RSUs”) vest pro-rata over three years based on the Company achieving specified operating income performance targets in each of the years 2007, 2008 and 2009. If the performance target for a particular year is not met, the performance RSUs scheduled to vest for that year are canceled. The Company records compensation cost for the performance RSUs when it concludes that it is probable that the performance condition will be achieved. For 2007, the Company did not achieve the operating income performance targets and one-third of the performance RSUs were canceled. The remaining one-third of the RSUs (“time vesting RSUs”) vest over five years based on the individual recipient’s continued employment with the Company.

Settlement of the RSUs shall be made in shares of the Company’s common stock by delivery of one share of common stock for each RSU then being settled. The Company calculates the fair value for RSUs based on the closing price of the Company’s stock on the date of grant and records compensation cost over the vesting period using a straight-line method. The Company also factors an estimated forfeiture rate in calculating compensation cost on RSUs and adjusts for actual forfeitures upon the vesting of each tranche of vested RSUs.

The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2007 was $29.79 per share.

A summary of the status of the Company’s non-vested RSUs as of December 31, 2007 and activity during the year ended December 31, 2007 is as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value

Unvested as of December 31, 2006	–	$–
Grants	3,163,500	$29.79
Exercises	–	$–
Cancellations/expirations	(939,467)	$28.43

Unvested as of December 31, 2007	2,224,033	$30.36

As of December 31, 2007, there was approximately $34.5 million of total unrecognized compensation cost related to non-vested time-vesting RSU grants. That cost is expected to be recognized over the weighted-average period of 6.2 years using a straight-line method.

For the years ended December 31, 2007 and 2006, the Company recorded total share-based compensation cost under all share-based arrangements (stock options and RSUs) of $13.7 million and $7.5 million, respectively. The compensation cost for 2007 and 2006 included approximately $1.4 million and $0.4 million for modifications made to employee stock option agreements. The modifications primarily pertained to accelerated vesting and extension of contractual terms on several employees and former employees. All compensation cost is included in Selling, General and

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Administrative expense in the accompanying Consolidated Statements of Operations and Comprehensive Income.

(21)  STOCK REPURCHASE PROGRAM

In November 2001, the Company’s Board of Directors authorized a $5 million stock repurchase program with the objective of improving stockholder returns. Since then, the Board has steadily increased the amount of funds available to repurchase common stock to $215 million. In early November 2007, the Company suspended repurchases under this stock repurchase program due to the review of historical equity-based compensation practices. During the first three quarters of the year ended December 31, 2007, the Company purchased 1.6 million shares for $47.0 million, From inception of the program through December 31, 2007, the Company purchased 14.8 million shares for $162.3 million, leaving $52.7 million remaining under the repurchase program as of December 31, 2007. The program does not have an expiration date.

(22)  RELATED PARTY TRANSACTIONS

The Company has entered into agreements under which Avion, LLC (“Avion”) and AirMax, LLC (“AirMax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has a direct 100% beneficial ownership interest in Avion and an indirect interest in AirMax. During 2007, 2006 and 2005, the Company paid an aggregate of $1.1 million, $0.9 million and $0.9 million, respectively, to Avion for services provided to the Company. Mr. Tuchman also purchases services from AirMax and from time to time provides short-term loans to AirMax. During 2007, 2006 and 2005, the Company paid to AirMax an aggregate of $1.4 million, $1.1 million and $1.1 million, respectively, for services provided to the Company. The Audit Committee of the Board reviews these transactions annually and has determined that the fees charged by Avion and AirMax are at fair market value.

(23)  OTHER FINANCIAL INFORMATION

Self-insurance Liabilities

Self-insurance liabilities of the Company were as follows (amounts in thousands):

	December 31,
	2007	2006
		As restated

Workers’ compensation	$4,132	$4,784
Employee health insurance	2,654	1,220
Other general liability insurance	1,155	549

Total self-insurance liabilities	$7,941	$6,553

Accumulated Other Comprehensive Income

As of December 31, 2007, Accumulated Other Comprehensive Income comprised of $36.7 million and $21.4 million of foreign currency translation adjustments and derivatives valuation, respectively. As of December 31, 2006, Accumulated Other Comprehensive Income comprised of $10.8 million and $(0.2) million of foreign currency translation adjustments and derivatives valuation, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(24)	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present certain quarterly financial data for the year ended December 31, 2007 (amounts in thousands except per share amounts).

	For the Quarter Ended
	December 31,	September 30,
	2007	2007
	As currently reported

Revenue	$371,557	$335,727
Cost of services	280,431	246,558
Selling, general and administrative	59,853	46,968
Depreciation and amortization	14,355	14,250
Restructuring charges, net	4,265	2,588
Impairment losses	–	2,274

Income from operations	12,653	23,089
Other income (expense)	3,901	(6,826)
Provision for income taxes	(3,369)	(1,082)
Minority interest	(936)	(808)

Net income (loss)	$12,249	$14,373

Weighted average shares outstanding
Basic	69,818	70,214
Diluted	71,574	72,343
Net income per share
Basic	$0.18	$0.20
Diluted	$0.17	$0.20

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The following tables summarize the effects of the restatement adjustments described in Note 2 of Notes to the Consolidated Financial Statements on the quarterly Consolidated Statement of Operations for the first and second quarters of 2007 and for each quarter of 2006 (amounts in thousands).

	For the Quarter Ended June 30, 2007			For the Quarter Ended March 31, 2007
	As			As
	Previously			Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Revenue	$329,832	$(224)	$329,608	$332,532	$208	$332,740
Cost of services	237,760	(532)	237,228	238,305	(1,063)	237,242
Selling, general and administrative	49,479	(868)	48,611	52,487	(391)	52,096
Depreciation and amortization	13,380	414	13,794	13,254	300	13,554
Restructuring charges, net	262	–	262	–	–	–
Impairment losses	13,515	–	13,515	–	–	–

Income from operations	15,436	762	16,198	28,486	1,362	29,848
Other income (expense)	(2,077)	(158)	(2,235)	(1,062)	(215)	(1,277)
Provision for income taxes	(3,681)	(1,056)	(4,737)	(9,663)	(711)	(10,374)
Minority interest	(508)	–	(508)	(434)	–	(434)

Net income (loss)	$9,170	$(452)	$8,718	$17,327	$436	$17,763

Weighted average shares outstanding
Basic	70,599	(19)	70,580	70,335	(26)	70,309
Diluted	72,973	131	73,104	72,880	49	72,929

Net income per share
Basic	$0.13	$(0.01)	$0.12	$0.25	$–	$0.25
Diluted	$0.13	$(0.01)	$0.12	$0.24	$–	$0.24

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

	For The Quarter Ended December 31, 2006			For The Quarter Ended September 30, 2006
	As			As
	Previously			Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Revenue	$336,737	$(80)	$336,657	$303,804	$35	$303,839
Cost of services	238,779	(1,144)	237,635	219,744	(1,323)	218,421
Selling, general and administrative	54,094	(178)	53,916	49,271	316	49,587
Depreciation and amortization	14,736	(528)	14,208	12,925	430	13,355
Restructuring charges, net	175	–	175	515	–	515
Impairment losses	87	–	87	–	–	–

Income from operations	28,866	1,770	30,636	21,349	612	21,961
Other income (expense)	(439)	(111)	(550)	(1,559)	391	(1,168)
Provision for income taxes	(6,787)	(841)	(7,628)	(6,428)	(745)	(7,173)
Minority interest	(209)	–	(209)	(583)	–	(583)

Net income (loss)	$21,431	$818	$22,249	$12,779	$258	$13,037

Weighted average shares outstanding
Basic	69,798	–	69,798	69,085	–	69,085
Diluted	71,777	164	71,941	70,366	(89)	70,277

Net income per share
Basic	$0.31	$0.01	$0.32	$0.18	$0.00	$0.19
Diluted	$0.30	$0.01	$0.31	$0.18	$0.00	$0.19

	For the Quarter Ended June 30, 2006			For the Quarter Ended March 31, 2006
	As			As
	Previously			Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

Revenue	$287,334	$(329)	$287,005	$283,422	$(170)	$283,252
Cost of services	213,777	(339)	213,438	213,302	13	213,315
Selling, general and administrative	48,451	167	48,618	47,410	464	47,874
Depreciation and amortization	11,971	341	12,312	11,797	317	12,114
Restructuring charges, net	183	–	183	757	–	757
Impairment losses	302	–	302	176	–	176

Income from operations	12,650	(498)	12,152	9,980	(964)	9,016
Other income (expense)	(1,234)	(89)	(1,323)	(1,227)	(174)	(1,401)
Provision for income taxes	1,520	(225)	1,295	(2,981)	13	(2,968)
Minority interest	(692)	–	(692)	(384)	–	(384)

Net income (loss)	$12,244	$(812)	$11,432	$5,388	$(1,125)	$4,263

Weighted average shares outstanding
Basic	68,925	–	68,925	68,928	–	68,928
Diluted	70,387	(347)	70,040	70,344	(327)	70,017

Net income per share
Basic	$0.18	$(0.01)	$0.17	$0.08	$(0.02)	$0.06
Diluted	$0.17	$(0.01)	$0.16	$0.08	$(0.02)	$0.06

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The table below summarizes the effects of the restatement adjustments described in Note 2 of Notes to the Consolidated Financial Statements on the quarterly Consolidated Balance Sheets for the year ended December 31, 2007 (amounts in thousands).

	Fourth Quarter	Third Quarter
	December 31,	September 30,	Second Quarter			First Quarter
	2007	2007	June 30, 2007			March 31, 2007
			As			As
			Previously			Previously
	As Currently Reported		Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

ASSETS
Current assets
Cash and cash equivalents	$91,239	$70,684	$60,138	$(2,849)	$57,289	$65,282	$(2,795)	$62,487
Accounts receivable, net	270,988	238,623	239,172	(1,609)	237,563	237,042	(1,388)	235,654
Prepaids and other current assets	62,344	61,273	47,581	3,457	51,038	36,755	3,351	40,106
Deferred tax assets, net	8,386	5,925	8,120	2,524	10,644	11,778	2,558	14,336
Income taxes receivable	26,868	28,924	20,501	1,182	21,683	16,913	3,428	20,341

Total current assets	459,825	405,429	375,512	2,705	378,217	367,770	5,154	372,924
Long-term assets
Property, plant and equipment, net	174,809	168,992	165,686	4,423	170,109	158,335	4,708	163,043
Goodwill	45,154	45,054	45,222	(389)	44,833	58,334	(374)	57,960
Contract acquisition costs, net	6,984	7,511	8,329	–	8,329	9,002	–	9,002
Deferred tax assets, net	39,764	46,659	40,920	11,388	52,308	43,066	4,604	47,670
Other long-term assets	33,759	34,548	29,696	2,888	32,584	25,894	4,474	30,368

Total long-term assets	300,470	302,764	289,853	18,310	308,163	294,631	13,412	308,043

Total assets	$760,295	$708,193	$665,365	$21,015	$686,380	$662,401	$18,566	$680,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$38,761	$30,656	$26,715	$(31)	$26,684	$28,466	$(145)	$28,321
Accrued employee compensation and benefits	87,480	88,563	77,047	(1,465)	75,582	82,363	(572)	81,791
Other accrued expenses	28,872	38,421	35,392	2,588	37,980	35,660	3,406	39,066
Income taxes payable	18,552	23,069	26,823	2,081	28,904	27,827	2,963	30,790
Deferred tax liabilities	88	436	311	3,906	4,217	311	3,898	4,209
Other short-term liabilities	13,057	11,324	9,154	(121)	9,033	8,239	(107)	8,132

Total current liabilities	186,810	192,469	175,442	6,958	182,400	182,866	9,443	192,309
Long-term liabilities
Line of credit	65,400	38,500	45,000	–	45,000	39,000	–	39,000
Grant advances	6,741	6,187	7,298	(150)	7,148	8,027	(473)	7,554
Deferred tax liabilities	57	88	419	(299)	120	6,273	(6,148)	125
Other long-term liabilities	46,531	42,373	19,860	15,341	35,201	21,708	14,337	36,045

Total long-term liabilities	118,729	87,148	72,577	14,892	87,469	75,008	7,716	82,724

Total liabilities	305,539	281,404	248,019	21,850	269,869	257,874	17,159	275,033

Minority interest	3,555	4,700	5,181	–	5,181	5,280	–	5,280

Commitments and contingencies

Stockholders’ equity
Common stock	698	698	704		704	707	–	707
Additional paid-in capital	334,593	331,028	284,996	37,933	322,929	274,550	38,803	313,353
Treasury stock	(143,205)	(143,205)	(119,915)	–	(119,915)	(96,200)	–	(96,200)
Accumulated other comprehensive income	57,888	46,377	26,034	6,972	33,006	9,015	7,893	16,908
Retained earnings	201,227	188,978	220,346	(45,740)	174,606	211,175	(45,289)	165,886

Total stockholders’ equity	451,201	423,876	412,165	(835)	411,330	399,247	1,407	400,654

Total liabilities and stockholders’ equity	$760,295	$708,193	$665,365	$21,015	$686,380	$662,401	$18,566	$680,967

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The following tables summarize the effects of the restatement adjustments described in Note 2 of Notes to the Consolidated Financial Statements on the quarterly Consolidated Balance Sheets for the year ended December 31, 2006 (amounts in thousands).

	Fourth Quarter			Third Quarter
	December 31, 2006			September 30, 2006
	As			As
	Previously			Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

ASSETS
Current assets
Cash and cash equivalents	$60,484	$(2,132)	$58,352	$55,192	$(2,500)	$52,692
Accounts receivable, net	237,353	(1,395)	235,958	220,668	(1,292)	219,376
Prepaids and other current assets	34,552	3,334	37,886	38,494	3,186	41,680
Deferred tax assets, net	12,212	(1,131)	11,081	11,960	(1,709)	10,251
Income taxes receivable	16,543	(668)	15,875	16,146	1,248	17,394

Total current assets	361,144	(1,992)	359,152	342,460	(1,067)	341,393
Long-term assets
Property, plant and equipment, net	156,047	5,014	161,061	154,614	4,288	158,902
Goodwill	58,234	(375)	57,859	57,385	(375)	57,010
Contract acquisition costs, net	9,674	–	9,674	10,734	–	10,734
Deferred tax assets, net	44,585	1,581	46,166	38,563	2,842	41,405
Other long-term assets	29,032	1,477	30,509	22,540	2,774	25,314

Total long-term assets	297,572	7,697	305,269	283,836	9,529	293,365

Total assets	$658,716	$5,705	$664,421	$626,296	$8,462	$634,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$30,738	$549	$31,287	$28,318	$–	$28,318
Accrued employee compensation and benefits	76,071	(626)	75,445	82,933	(156)	82,777
Other accrued expenses	39,165	(1,516)	37,649	36,632	236	36,868
Income taxes payable	26,211	3,523	29,734	18,108	2,659	20,767
Deferred tax liabilities	309	86	395	1,542	(1,166)	376
Other short-term liabilities	9,521	(1)	9,520	8,367	–	8,367

Total current liabilities	182,015	2,015	184,030	175,900	1,573	177,473
Long-term liabilities
Capital lease obligations	–	–	–	680	(680)	–
Line of credit	65,000	–	65,000	77,750	–	77,750
Grant advances	8,000	1	8,001	7,163	–	7,163
Deferred tax liabilities	6,741	(6,604)	137	6,329	(6,196)	133
Other long-term liabilities	27,676	10,986	38,662	21,240	14,016	35,256

Total long-term liabilities	107,417	4,383	111,800	113,162	7,140	120,302

Total liabilities	289,432	6,398	295,830	289,062	8,713	297,775

Minority interest	5,877	–	5,877	6,731	–	6,731

Commitments and contingencies

Stockholders’ equity
Common stock	701	–	701	693	–	693
Additional paid-in capital	258,719	39,608	298,327	244,892	42,961	287,853
Treasury stock	(96,200)	–	(96,200)	(94,275)	–	(94,275)
Accumulated other comprehensive income	5,730	4,795	10,525	6,167	2,704	8,871
Retained earnings	194,457	(45,096)	149,361	173,026	(45,916)	127,110

Total stockholders’ equity	363,407	(693)	362,714	330,503	(251)	330,252

Total liabilities and stockholders’ equity	$658,716	$5,705	$664,421	$626,296	$8,462	$634,758

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

	Second Quarter			First Quarter
	June 30, 2006			March 31, 2006
	As Previously			As
	Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated

ASSETS
Current assets
Cash and cash equivalents	$31,315	$160	$31,475	$34,483	$(345)	$34,138
Accounts receivable, net	219,662	(1,299)	218,363	198,918	(946)	197,972
Prepaids and other current assets	35,639	997	36,636	33,090	846	33,936
Deferred tax assets, net	10,612	(1,128)	9,484	11,649	(787)	10,862
Income taxes receivable	16,729	1,461	18,190	16,294	1,262	17,556

Total current assets	313,957	191	314,148	294,434	30	294,464
Long-term assets
Property, plant and equipment, net	144,362	4,549	148,911	138,692	4,822	143,514
Goodwill	57,172	(375)	56,797	32,803	(375)	32,428
Contract acquisition costs, net	11,453	–	11,453	12,163	–	12,163
Deferred tax assets, net	38,264	4,114	42,378	31,864	3,074	34,938
Other long-term assets	22,699	2,542	25,241	12,667	2,141	14,808

Total long-term assets	273,950	10,830	284,780	228,189	9,662	237,851

Total assets	$587,907	$11,021	$598,928	$522,623	$9,692	$532,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	27,669	432	28,101	25,067	–	25,067
Accrued employee compensation and benefits	67,061	(426)	66,635	65,331	(360)	64,971
Other accrued expenses	35,985	292	36,277	38,558	309	38,867
Income taxes payable	16,479	2,445	18,924	15,675	1,179	16,854
Deferred tax liabilities	1,724	(1,424)	300	1,508	(1,133)	375
Other short-term liabilities	6,452	–	6,452	8,801	–	8,801
Current portion of long-term debt	81,600	–	81,600	–	–	–

Total current liabilities	236,970	1,319	238,289	154,940	(5)	154,935
Long-term liabilities
Line of credit	–	–	–	32,500	–	32,500
Grant advances	7,109	–	7,109	6,732	1	6,733
Deferred tax liabilities	5,135	(4,997)	138	6,136	(5,987)	149
Other long-term liabilities	21,080	14,887	35,967	19,949	14,423	34,372

Total long-term liabilities	33,324	9,890	43,214	65,317	8,437	73,754

Total liabilities	270,294	11,209	281,503	220,257	8,432	228,689

Minority interest	7,064	–	7,064	6,951	–	6,951

Commitments and contingencies

Stockholders’ equity
Common stock	688	–	688	732	(44)	688
Additional paid-in capital	234,872	43,265	278,137	230,803	43,928	274,731
Treasury stock	(90,305)	–	(90,305)	(87,710)	–	(87,710)
Accumulated other comprehensive income	5,047	2,721	7,768	3,587	2,738	6,325
Retained earnings	160,247	(46,174)	114,073	148,003	(45,362)	102,641

Total stockholders’ equity	310,549	(188)	310,361	295,415	1,260	296,675

Total liabilities and stockholders’ equity	$587,907	$11,021	$598,928	$522,623	$9,692	$532,315

EXHIBIT INDEX

Exhibit No.		Description

3.01		Restated Certificate of Incorporation of TeleTech (incorporated by reference to Exhibit 3.1 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)
3.02		Amended and Restated Bylaws of TeleTech (incorporated by reference to Exhibit 3.2 to TeleTech’s Current Report on Form 8-K filed on May 29, 2008)
10.01		TeleTech Holdings, Inc. Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)**
10.02		TeleTech Holdings, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-69668) filed on September 19, 2001)**
10.03		TeleTech Holdings, Inc. Directors Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)**
10.04		TeleTech Holdings, Inc. Amended and Restated 1999 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-96617) filed on July 17, 2002)**
10	.05*	Form of Restricted Stock Unit Agreement**
10	.06*	Form of Non-Qualified Stock Option Agreement (below Vice President)**
10	.07*	Form of Restricted Stock Unit Agreement (Vice President and above)**
10	.08*	Form of Restricted Stock Unit Agreement (Non-Employee Director)**
10.09		Employment Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.66 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)**
10.10		Stock Option Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.70 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)**
10.11		Restricted Stock Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.71 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)**
10.12		Restricted Stock Agreement dated October 15, 2001 between James Barlett and TeleTech (incorporated by reference to Exhibit 10.72 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)**
10.13		Employment Agreement dated October 15, 2001 between Ken Tuchman and TeleTech (incorporated by reference to Exhibit 10.68 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)**
10.14		Stock Option Agreement dated October 1, 2001 between Ken Tuchman and TeleTech (incorporated by reference to Exhibit 10.69 to TeleTech’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2001)**
10.15		Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, The Lenders named herein, as lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of September 28, 2006 (incorporated by reference to Exhibit 10.39 to TeleTech’s Annual Report on Form 10-K filed on February 7, 2007)
10.16		First Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of October 24, 2006 (incorporated by reference to Exhibit 10.40 to TeleTech’s Annual Report on Form 10-K filed on February 7, 2007)

Exhibit No.		Description

10.17		Second Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of November 15, 2007 (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on December 4, 2007)
10.18		Third Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of March 25, 2008 (incorporated by reference to Exhibit 10.1 TeleTech’s Current Report on Form 8-K filed on March 27, 2008)
10.19		Fourth Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of June 30, 2008 (incorporated by reference to Exhibit 10.1 TeleTech’s Current Report on Form 8-K filed on June 30, 2008)
21	.01*	List of subsidiaries
23	.01*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
23	.02*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31	.01*	Rule 13a-14(a) Certification of CEO of TeleTech
31	.02*	Rule 13a-14(a) Certification of CFO of TeleTech
32	.01*	Written Statement of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Filed herewith.

**	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.