Form 10-Q
period 2008-03-31
TELETECH HOLDINGS INC
filed 2008-07-16
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
MARCH 31, 2008 FORM 10-Q

i

EXPLANATORY NOTE
This Quarterly Report on Form 10-Q for the three months ended March 31, 2008 includes a restatement of our Condensed Consolidated Financial Statements for the three months ended March 31, 2007 (and related disclosures).
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$98,167	$91,239
Accounts receivable, net	272,599	270,988
Prepaids and other current assets	57,034	62,344
Deferred tax assets, net	13,295	8,386
Income tax receivables	26,083	26,868

Total current assets	467,178	459,825

Long-term assets
Property, plant and equipment, net	175,521	174,809
Goodwill	45,251	45,154
Contract acquisition costs, net	6,498	6,984
Deferred tax assets, net	40,489	39,764
Other long-term assets	29,247	33,759

Total long-term assets	297,006	300,470

Total assets	$764,184	$760,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$26,220	$38,761
Accrued employee compensation and benefits	92,573	87,480
Other accrued expenses	28,488	28,872
Income tax payables	22,117	18,552
Deferred tax liabilities, net	125	88
Other short-term liabilities	7,976	13,057

Total current liabilities	177,499	186,810

Long-term liabilities
Line of credit	62,000	65,400
Grant advances	6,199	6,741
Deferred tax liabilities	14	57
Other long-term liabilities	47,283	46,531

Total long-term liabilities	115,496	118,729

Total liabilities	292,995	305,539

Minority interest	3,384	3,555

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock - $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of March 31, 2008 and December 31, 2007, respectively	—	—
Common stock - $.01 par value; 150,000,000 shares authorized; 69,975,023 and 69,828,671 shares outstanding as of March 31, 2008 and December 31, 2007, respectively	700	698
Treasury stock at cost: 12,077,609 shares, respectively	(143,205)	(143,205)
Additional paid-in capital	336,267	334,593
Accumulated other comprehensive income	53,691	57,888
Retained earnings	220,352	201,227

Total stockholders’ equity	467,805	451,201

Total liabilities and stockholders’ equity	$764,184	$760,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three-Months Ended
	March 31,
	2008	2007
		As Restated
Revenue	$367,636	$332,740

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	270,100	237,242
Selling, general and administrative	51,372	52,096
Depreciation and amortization	15,160	13,554
Restructuring charges, net	2,202	—

Total operating expenses	338,834	302,892

Income from operations	28,802	29,848

Other income (expense)
Interest income	1,086	393
Interest expense	(1,565)	(1,468)
Other, net	(569)	(202)

Total other income (expense)	(1,048)	(1,277)

Income before income taxes and minority interest	27,754	28,571

Provision for income taxes	(7,793)	(10,374)

Income before minority interest	19,961	18,197

Minority interest	(836)	(434)

Net income	$19,125	$17,763

Other comprehensive income (loss)
Foreign currency translation adjustments	$3,894	$3,741
Derivatives valuation, net of tax	(8,091)	2,662
Other	—	(21)

Total other comprehensive income (loss)	(4,197)	6,382

Comprehensive income	$14,928	$24,145

Weighted average shares outstanding
Basic	69,937	70,309
Diluted	71,508	72,929

Net income per share
Basic	$0.27	$0.25
Diluted	$0.27	$0.24
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

							Accumulated
						Additional	Other		Total
	Preferred Stock		Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	Earnings	Equity
Balance as of December 31, 2007	—	$—	69,829	$698	$(143,205)	$334,593	$57,888	$201,227	$451,201

Net income	—	—	—	—	—	—	—	19,125	19,125
Foreign currency translation adjustments	—	—	—	—	—	—	3,894	—	3,894
Derivatives valuation, net of tax	—	—	—	—	—	—	(8,091)	—	(8,091)
Vesting of restricted stock units		—	146	2	—	(2)	—	—	—
Tax shortfall from equity-based awards	—	—	—	—	—	(1,047)	—	—	(1,047)
Equity-based compensation expense	—	—	—	—	—	2,723	—	—	2,723

Balance as of March 31, 2008	—	$—	69,975	$700	$(143,205)	$336,267	$53,691	$220,352	$467,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three-Months Ended
	March 31,
	2008	2007
		As Restated
Cash flows from operating activities
Net income	$19,125	$17,763
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,160	13,554
Amortization of contract acquisition costs	486	672
Provision for doubtful accounts	78	266
Loss on disposal of assets	111	—
Deferred income taxes	(775)	587
Minority interest	836	434
Tax shortfall from equity-based awards	(1,047)	—
Equity-based compensation expense	2,723	2,682
Other	78	(46)
Changes in assets and liabilities:
Accounts receivable	2,690	992
Prepaids and other assets	(1,498)	2,310
Accounts payable and accrued expenses	(6,595)	(433)
Other liabilities	(5,197)	(7,948)

Net cash provided by operating activities	26,175	30,833

Cash flows from investing activities

Purchases of property, plant and equipment	(15,185)	(13,506)

Net cash used in investing activities	(15,185)	(13,506)

Cash flows from financing activities
Proceeds from lines of credit	305,750	113,300
Payments on lines of credit	(309,150)	(139,300)
Payments on long-term debt and capital lease obligations	(574)	(368)
Payments of debt refinancing fees	(6)	(17)
Payments to minority shareholder	(1,023)	(810)
Proceeds from exercise of stock options	—	7,366
Excess tax benefit from exercise of stock options	—	4,384

Net cash (used in) provided by financing activities	(5,003)	(15,445)

Effect of exchange rate changes on cash and cash equivalents	941	2,253

Increases in cash and cash equivalents	6,928	4,135
Cash and cash equivalents, beginning of period	91,239	58,352

Cash and cash equivalents, end of period	$98,167	$62,487

Supplemental disclosures
Cash paid for interest	$1,484	$1,272

Cash paid for income taxes	$3,307	$3,919

Non-cash investing and financing activities
Landlord incentives credited to deferred rent	$530	$963

Stock options excercised in exchange for notes due to the Company	$—	$602

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(1) OVERVIEW AND BASIS OF PRESENTATION
Overview
TeleTech Holdings, Inc. and its subsidiaries (“TeleTech” or the “Company”) serve their clients through the primary businesses of Business Process Outsourcing (“BPO”), which provides outsourced business process, customer management and marketing services for a variety of industries via operations in the U.S., Argentina, Australia, Brazil, Canada, China, Costa Rica, England, Germany, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore, South Africa and Spain. On September 28, 2007, the Company, through its wholly-owned subsidiary Newgen Results Corporation and related companies (hereinafter “Newgen”), completed the sale of substantially all of the assets and certain liabilities of its Database Marketing and Consulting business, which provided outsourced database management, direct marketing and related customer acquisition and retention services for automotive dealerships and manufacturers in North America.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared without audit and do not include all of the disclosures required by accounting principles generally accepted in the U.S., pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Condensed Consolidated Financial Statements do reflect all adjustments (consisting only of normal recurring entries) which, in the opinion of Management, are necessary to present fairly the consolidated financial position of the Company as of March 31, 2008, and the consolidated results of operations and cash flows of the Company for the three months ended March 31, 2008 and 2007. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2007.
Certain amounts in 2007 have been reclassified in the Condensed Consolidated Financial Statements to conform to the 2008 presentation.
Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements. Where applicable, SFAS 157 simplifies and codifies related guidance within generally accepted accounting principles. Except for non-financial assets and liabilities recognized on a non-recurring basis, the Company adopted SFAS 157 in the first quarter of 2008. As permitted by FASB Staff Position, FSP FAS 157-2, the Company will adopt SFAS 157 for non-financial assets and liabilities recognized on a non-recurring basis as of January 1, 2009. Adoption of SFAS 157 in the first quarter of 2008 did not have a significant impact on the Company’s results of operations, financial position or cash flows. The Company is still evaluating the impact, if any, that adoption of SFAS 157 in the first quarter of 2009 for the remaining assets and liabilities will have on the Company’s results of operations, financial position or cash flows.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (“SFAS 159”).  The Company adopted SFAS 159 as of January 1, 2008. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  The decision about whether to elect the fair value option is generally: a. applied instrument by instrument; b. irrevocable (unless a new election date occurs, as discussed in SFAS 157); and c. applied only to an entire instrument and not to only specified risks, specific cash flows, or portions of that instrument. Under SFAS 159, financial instruments for which the fair value option is elected, must be valued in accordance with SFAS 157 (as above) and must be marked to market each period through the income statement. Upon adoption January 1, 2008, the Company has not elected to change its accounting for any of its financial instruments as permitted by SFAS 159 as of the date of this report. Therefore, the adoption of SFAS 159 did not have a material impact on the Company’s results of operations, financial position or cash flows.
A description of the Company’s policies regarding fair value measurement is summarized below.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Condensed Consolidated Financial Statements— an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. The Company does not expect that this pronouncement will have a material impact on its Condensed Consolidated Financial Statements.
In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations—a replacement of FASB Statement No. 141 (“SFAS 141(R)”), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. The Company does not expect that this pronouncement will have a material impact on its Condensed Consolidated Financial Statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends SFAS 133’s disclosure requirements related to i)how and why an entity uses derivative instruments, ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and related interpretations, and iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The new disclosures will be expanded to include more tables and discussion about the qualitative aspects of the Company’s hedging strategies. The Company will be required to adopt SFAS 161 on January 1, 2009, at which time the Company expects to expand its derivative disclosures.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Fair Value Hierarchy
SFAS 157 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:

Level 1 —	Quoted prices for identical instruments in active markets.

Level 2 —	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 —	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
Determination of Fair Value
The Company generally uses quoted market prices (unadjusted) in active markets for identical assets or liabilities for which the Company has the ability to access to determine fair value, and classifies such items in Level 1. Fair values determined by Level 2 inputs utilize inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted market prices in active markets for similar assets or liabilities, and inputs other than quoted market prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
If quoted market prices are not available, fair value is based upon internally developed valuation techniques that use, where possible, current market-based or independently sourced market parameters, such as interest rates, currency rates, etc. Assets or liabilities valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.
The following section describes the valuation methodologies used by the Company to measure fair value, including an indication of the level in the fair value hierarchy in which each asset or liability is generally classified.
Derivative Financial Instruments
The Company enters into foreign currency forward and option contracts and values such contracts using forward rates, discounted at an appropriate forward curve rate and adjusted to account for credit risk. The item is classified in Level 2 of the fair value hierarchy. See related derivative disclosures in Note 6.
Other Financial Instruments
The Company has other financial instruments recorded at cost but for which fair values are disclosed in accordance with SFAS 107. Effective January 1, 2008, the Company is using the principles of SFAS 157 to value these other financial instruments.
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
The Company is restating its Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, Statements of Stockholders’ Equity and Statements of Cash Flows as of December 31, 2006, and for the years ended December 31, 2006 and 2005 and the three months ended March 31, 2007 to reflect: (i) additional equity-based compensation expense; (ii) lease accounting adjustments; (iii) other accounting and income tax adjustments; and (iv) tax effects relating to items (i) through (iii) above. The impact of the restatement is summarized in the table below:

	Pre-Tax Accounting Adjustments				Provision	Total
	Equity-Based			Total Pre-Tax	for Income	Accounting
Year Ended December 31,	Compensation	Leases	Other	Adjustments	Tax[1]	Adjustments
1996	$763	$132	$—	$895	$(334)	$561
1997	1,776	515	—	2,291	(862)	1,429
1998	2,396	1,552	—	3,948	(1,412)	2,536
1999	12,779	1,112	—	13,891	(5,022)	8,869
2000	26,684	3,022	—	29,706	(9,004)	20,702
2001	5,648	679	10	6,337	(2,354)	3,983
2002	6,105	150	817	7,072	(1,479)	5,593
2003	2,214	492	3	2,709	(4,390)	(1,681)
2004	237	477	(3)	711	(340)	371

Cumulative effect at December 31, 2004	58,602	8,131	827	67,560	(25,197)	42,363
2005	965	(922)	392	435	1,437	1,872
2006	611	(1,437)	(111)	(937)	1,798	861
First quarter 2007	(209)	(75)	(863)	(1,147)	711	(436)

Total	$59,969	$5,697	$245	$65,911	$(21,251)	$44,660

(1)	In any given year, the Provision for Income Tax may not directly correlate with the amount of total pre-tax accounting adjustments. The provision as shown reflects the tax benefits of the pre-tax accounting adjustments, permanent tax differences, and rate differences for foreign jurisdictions. These benefits are offset in part by changes in deferred tax valuation allowances and other adjustments restating the amount or period in which income taxes were originally recorded.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Equity-Based Compensation Expense Adjustments
As a result of the findings of the Audit Committee’s Review and through management’s additional review, the Company determined that equity-based compensation expense adjustments were required. The following table and discussion below summarizes the impact of these adjustments for the accounting periods presented (amounts in thousands):

	Pre-Tax Equity Based Compensation Expense
		Modifications	Non-
	Measurement	to Employee	Employee
Year Endend December 31,	Date Changes	Grants	Grants	Other	Total
1996	$21	$—	$742	$—	$763
1997	223	422	1,131	—	1,776
1998	454	199	1,743	—	2,396
1999	2,714	3,030	6,559	476	12,779
2000	7,380	13,411	4,069	1,824	26,684
2001	4,921	815	(135)	47	5,648
2002	5,865	76	(10)	174	6,105
2003	499	1,237	231	247	2,214
2004	357	82	(425)	223	237

Cumulative effect at December 31, 2004	22,434	19,272	13,905	2,991	58,602
2005	276	303	311	75	965
2006	(15)	425	49	152	611
First quarter 2007	28	859	(478)	(618)	(209)

Total	$22,723	$20,859	$13,787	$2,600	$59,969

Measurement Date Changes - The Company accounted for its equity-based compensation grants under Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (“APB 25”) for the years 1996 through 2005 and determined the required disclosures pursuant to the provisions of SFAS 123. On January 1, 2006, it adopted SFAS 123(R) under the modified prospective method.
The Company identified 3,021 grants for which it used incorrect measurement dates, of which 945 equity grants comprising approximately 6.6 million shares resulted in accounting adjustments exclusively related to revised measurement dates. For options accounted for under APB 25, if the exercise price was less than the closing price on the revised measurement date, the Company recorded an adjustment to recognize equity-based compensation expense for the intrinsic value of such equity awards over the vesting period of the award. For options accounted for under SFAS 123(R), the Company calculated the fair value of the award on the revised measurement date and recorded an adjustment for the revised fair value of each award over the vesting period.
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
Modifications to Employee Grants - The Company identified a number of instances where modifications to stock options were made on terms beyond the limitations specified in the original terms of the grants, resulting in additional compensation expense. Modifications were made to stock options issued in annual pool grants, new hire and promotional grants to Section 16 Officers and employees, and grants made to employees of acquired companies. The modifications included the following, among others:
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
Non-Employee Grants - The Company also identified a number of non-employee grants that were accounted for as fixed employee grants under APB 25. An adjustment was required to account for these grants under SFAS 123 with the establishment of a measurement date based upon guidance in EITF 96-18. In addition, the Company applied EITF 00-19 which requires liability accounting once the non-employees’ performance is completed.
Other - These adjustments primarily relate to certain employee grants with terms that resulted in variable accounting treatment under SFAS 123, requiring the Company to measure the fair value of the awards at the end of each period and record the change in fair value to compensation expense.
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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Lease Accounting
As part of its internal audit process, the Company identified the incorrect recording of certain leases under SFAS No. 13 Accounting for Leases. In addition, it incorrectly applied SFAS 143 when it became effective in 2003. Specifically, the Company did not correctly identify capital versus operating leases for certain of its delivery centers and improperly accounted for certain relevant contractual provisions, including lease inducements, construction allowances, rent holidays, escalation clauses, lease commencement dates and asset retirement obligations. The lease classification changes and recognition of other lease provisions resulted in an adjustment to deferred rent, the recognition of appropriate asset retirement obligations, and the amortization of the related leasehold improvement assets. The Company recorded a pre-tax cumulative charge of $5.7 million in its Consolidated Financial Statements to reflect these additional lease related expenses.
Other Accounting Adjustments
We made other corrections to accounts receivable and related revenue, accruals and related expense, as well as adjustments to reclassify restricted cash in a foreign entity to other assets.
Income Tax Adjustments and Income Tax Payables
The reduction of $21.3 million to the Provision for Income Taxes reflects a $23.9 million tax benefit from the pre-tax accounting changes and a $1.4 million tax benefit from permanent tax and foreign rate differences. These benefits are offset in part by a $2.6 million increase in the provision for income taxes due to changes in our deferred tax valuation allowances and a $1.4 million tax increase for other adjustments restating the amount or period in which income taxes were originally recorded,
There is no material change to our income taxes payable to the U.S. or any foreign tax jurisdiction nor will we be entitled to a tax refund due to the accounting adjustments recorded for equity-based compensation expense during this restatement. In accounting for equity-based compensation, we only record a tax deduction when a stock option is exercised. The tax returns filed during these periods correctly reported a “windfall” tax deduction on stock options exercised as measured by the gain realized on exercise of the stock option (exercise price less the strike price of the option) in excess of the book expense recorded with respect to the particular stock option exercised. An increase to the book expense recorded for a particular stock option will have a corresponding decrease to the “windfall” tax deduction realized on exercise of the stock option but result in no overall increase or decrease to the total tax deductions taken with respect to the stock options exercised.
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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The table below summarizes the effects of the restatement adjustments on the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2007 (amounts in thousands, except per share amounts):

	Three-Months Ended March 31, 2007
	As previously
	reported	Adjustments	As restated
Revenue	$332,532	$208	$332,740

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	238,305	(1,063)	237,242
Selling, general and administrative	52,487	(391)	52,096
Depreciation and amortization	13,254	300	13,554

Total operating expenses	304,046	(1,154)	302,892

Income from operations	28,486	1,362	29,848

Other income (expense), net
Interest income	393	—	393
Interest expense	(1,284)	(184)	(1,468)
Other, net	(171)	(31)	(202)

Total other income (expense), net	(1,062)	(215)	(1,277)

Income before income taxes and minority interest	27,424	1,147	28,571

Provision for income taxes	(9,663)	(711)	(10,374)

Income before minority interest	17,761	436	18,197

Minority interest	(434)	—	(434)

Net income	$17,327	$436	$17,763

Other comprehensive income (loss)
Foreign currency translation adjustments	$1,915	$1,826	$3,741
Derivatives valuation, net of tax	1,370	1,292	2,662
Other	—	(21)	(21)

Total other comprehensive income (loss)	3,285	3,097	6,382

Comprehensive income	$20,612	$3,533	$24,145

Weighted average shares outstanding
Basic	70,335	(26)	70,309
Diluted	72,880	49	72,929

Net income per share
Basic	$0.25	$—	$0.25
Diluted	$0.24	$—	$0.24

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The table below summarizes the effects of the restatement adjustments on the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2007 (amounts in thousands):

	Three Months Ended March 31, 2007
	As previously
	reported	Adjustments	As restated
Cash flows from operating activities
Net cash provided by (used in):
Net income	$17,327	$436	$17,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,254	300	13,554
Amortization of contract acquisition costs	672	—	672
Provision for doubtful accounts	266	—	266
Deferred income taxes	137	450	587
Minority interest	434	—	434
Equity compensation expense	2,892	(210)	2,682
Other	—	(46)	(46)
Changes in working capital and other assets and liabilities, net of changes due to acquisitions:
Accounts receivable	45	947	992
Prepaids and other assets	(2,675)	4,985	2,310
Accounts payable and other accrued expenses	2,263	(2,696)	(433)
Other liabilities	(2,764)	(5,184)	(7,948)

Net cash provided by operating activities	31,851	(1,018)	30,833

Cash flows from investing activities
Purchases of property, plant and equipment	(13,506)	—	(13,506)

Net cash used in investing activities	(13,506)	—	(13,506)

Cash flows from financing activities
Proceeds from line of credit	113,300	—	113,300
Payments on line of credit	(139,300)	—	(139,300)
Payments on long-term debt and capital lease obligations	—	(368)	(368)
Payments of debt issuance costs	(17)	—	(17)
Payments to minority shareholder	(810)	—	(810)
Proceeds from exercise of stock options	8,369	(1,003)	7,366
Excess tax benefit from exercise of stock options	3,974	410	4,384

Net cash provided by financing activities	(14,484)	(961)	(15,445)

Effect of exchange rate changes on cash and cash equivalents	937	1,316	2,253

Net increase in cash and cash equivalents	4,798	(663)	4,135
Cash and cash equivalents at beginning of year	60,484	(2,132)	58,352

Cash and cash equivalents at end of year	$65,282	$(2,795)	$62,487

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(3) SEGMENT INFORMATION
The Company serves its clients through the primary business of BPO services.
The Company’s BPO business provides outsourced business process and customer management services for a variety of industries through global delivery centers and represents 100% of total annual revenue. In September 2007, the Company sold substantially all the assets and certain liabilities of its Database Marketing and Consulting business. When the Company begins operations in a new country, it determines whether the country is intended to primarily serve U.S.-based clients, in which case the country is included in the North American BPO segment, or if the country is intended to serve both domestic clients from that country and U.S.-based clients, in which case the country is included in the International BPO segment. This is consistent with the Company’s management of the business, internal financial reporting structure and operating focus. Operations for each segment of the Company’s BPO business are conducted in the following countries:

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
For the three months ended March 31, 2008 and 2007, approximately $0.9 million and $0.3 million, respectively, of income from operations in the North American BPO segment were generated from these arrangements. For the three months ended March 31, 2008 and 2007, approximately $5.3 million and $3.3 million, respectively, of income from operations in the International BPO segment were generated from these arrangements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following tables present certain financial data by segment (amounts in thousands):

	Three Months Ended
	March 31,
	2008	2007
		As restated
Revenue
North American BPO	$262,462	$234,445
International BPO	105,174	92,405
Database Marketing and Consulting	—	5,890

Total	$367,636	$332,740

Income (loss) from operations
North American BPO	$32,544	$33,605
International BPO	(3,256)	285
Database Marketing and Consulting	(486)	(4,042)

Total	$28,802	$29,848

The following tables present Revenue based upon the geographic location where the services are provided (amounts in thousands):

	Three Months Ended
	March 31,
	2008	2007
		As restated
Revenue
United States	$109,769	$112,209
Latin America	76,547	54,885
Philippines	69,175	48,732
Canada	47,649	51,457
Europe	36,301	36,876
Asia Pacific	28,195	28,581

Total	$367,636	$332,740

(4) SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS
The Company had one client Sprint Nextel that contributed in excess of 10% of total revenue for the three months ended March 31, 2008 and 2007, which operates in the communications industry. The revenue from this client as a percentage of total revenue was as follows:

Three Months Ended
March 31,
2008	2007
15.6%	14.0%

Accounts receivable from Sprint Nextel was as follows (amounts in thousands):

March 31,	December 31,
2008	2007
$39,233	$37,347

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs ongoing credit evaluations of its clients and maintains allowances for uncollectible accounts. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk exists as of March 31, 2008.
(5) GOODWILL
Goodwill consisted of the following (amounts in thousands):

			Foreign
	December 31,		Currency	March 31,
	2007	Impairments	Impact	2008
North American BPO	$35,885	$—	$—	$35,885
International BPO	9,269	—	96	9,365

Total	$45,154	$—	$96	$45,250

Under Statement of Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is no longer amortized but is reviewed for impairment at least annually and more often if a triggering event were to occur in an interim period. The Company’s annual impairment testing is performed in the fourth quarter of each year.
(6) DERIVATIVES
The Company conducts a significant portion of its business in currencies other than the U.S. dollar, the currency in which the Condensed Consolidated Financial Statements are reported. Correspondingly, the Company’s operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. The Company’s subsidiaries in Argentina, Canada, Costa Rica, Malaysia, Mexico, the Philippines and South Africa use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars. To hedge against the risk of principally a weaker U.S. dollar, the Company’s U.S. entity has contracted on behalf of its foreign subsidiaries with several financial institutions to acquire (utilizing forward, non–deliverable forward and/or option contracts) the functional currency of the foreign subsidiary at a fixed exchange rate at specific dates in the future. The Company pays up–front premiums to obtain certain option hedge instruments.
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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
As of March 31, 2008, the notional amount of these derivative instruments is summarized as follows (amounts in thousands):

	Local
	Currency	U.S. Dollar	Dates Contracts are
	Amount	Amount	Through
Canadian Dollar	131,050	$119,516	December 2010
Philippine Peso	9,800,000	222,946	April 2010
Argentine Peso	137,253	40,580	December 2009
Mexican Peso	589,500	51,326	April 2010
Malaysian Ringgit	9,100	2,874	May 2009
British Pound Sterling	2,199	4,366	March 2011

		$441,608

These derivatives, including option premiums, are classified as Prepaids and Other Current Assets of $17.4 million and $23.9 million; Other Long-term Assets of $6.4 million and $11.3 million; Other Accrued Expenses of $1.2 million and $0.0 million and Other Long-term Liabilities of $1.2 million and $0.0 million as of March 31, 2008 and December 31, 2007, respectively, in the accompanying Condensed Consolidated Balance Sheets.
The Company recorded deferred tax liabilities of $8.4 million and $13.7 million related to these derivatives as of March 31, 2008 and December 31, 2007, respectively. A total of $13.1 million and $21.4 million of deferred gains, net of tax, on derivative instruments as of March 31, 2008 and December 31, 2007, respectively, were recorded in Accumulated Other Comprehensive Income in the accompanying Condensed Consolidated Balance Sheets.
The Company recorded a gain of $6.1 million and a loss of $0.3 million for settled hedge contracts and the related premiums for the three months ended March 31, 2008 and 2007, respectively. These gains are reflected in Revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(7) FAIR VALUE
Money Market Investments — The Company invests in money market funds with its banks that are not publicly traded, but are designed to be highly liquid. The value of the Company’s money market funds are determined by the banks based upon the funds’ net asset values (“NAV”). All of the money market investments permit daily investments and redemptions at a $1.00 NAV. Therefore, the fair value of the Company’s money market investments are determined based upon Level 2 observable inputs from the Company’s banks, which total $15.5 million March 31, 2008.
Deferred Compensation Plan — The Company maintains a non-qualified deferred compensation plan structured as a Rabbi trust (the “Trust”) for certain eligible employees. Participants in the deferred compensation plan select from a menu of phantom investment options for their deferral dollars offered by the Company each year, which are based upon changes in value of complimentary, defined market investments. The deferred compensation liability represents the combined values of market investments against which participant accounts are tracked. The liability value is provided by a third party administrator’s statement of account value, which is considered a Level 2 observable input. The total value of the deferred compensation liabilities at March 31, 2008 was $4.8 million.
Accounts Receivable and Payable — The amounts recorded in the accompanying balance sheet approximate fair value because of their short-term nature.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Derivative Assets and Liabilities — As discussed in Note 6, the Company enters into derivative currency contracts (i) to hedge against changes in the value of its subsidiaries’ currencies relative to customer contracts denominated in non-functional currencies; and (ii) hedges against non-functional currency obligations on its subsidiaries’ balance sheet. All of the Company’s derivative positions are recorded at fair value on the accompanying balance sheet and comprise a net asset value of $20.4 million as of March 31, 2008. Fair values are obtained from counterparty statements and other observable Level 2 inputs.
Debt Obligations — The Company’s debt obligations are reflected in the accompanying balance sheet at amortized cost. Debt consists primarily of the Company’s credit facility, which carries variable interest rates based upon current market conditions and the Company’s credit risk at the time a borrowing occurs. As of March 31, 2008, the weighted average interest rate of the Company’s credit facility borrowings was 3.8%. Because the Company’s borrowing rate is based upon the Company’s creditworthiness and varies with market rates, the Company considers the fair value of outstanding borrowings under the credit facility to approximate the recorded value or $62.0 million as of March 31, 2008.
The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of SFAS 157 consist of the following:

	Fair Value Measurements at March 31, 2008 Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Balance at March 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments(1)	$15.5	$—	$15.5	$—
Foreign currency contracts(2)	20.4	—	20.4	—

Total assets	$35.9	$—	$35.9	$—

Liabilities
Deferred compensation plan liability(3)	$4.8	$—	$4.8	$—

Total liabilities	$4.8	$—	$4.8	$—

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheet.

(2)	Included in the accompanying Condensed Consolidated Balance Sheet, as discussed further in Note 6. Excludes option premiums paid.

(3)	Included in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheet.
At March 31, 2008, the Company also had assets that, under certain conditions are subject to measurement at fair value on a non-recurring basis, like those associated with acquired businesses, including goodwill and other intangible assets, and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition are applicable if one or more of these assets are determined to be impaired; however, no impairment losses have occurred relative to any of these assets during the three months ended March 31, 2008. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.
(8) INCOME TAXES
The Company accounts for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes (“SFAS 109”) which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the Condensed Consolidated Financial Statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more-likely-than-not be recovered from future projected taxable income.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The Company’s U.S. income tax returns filed for the tax years ending December 31, 2002, 2003 and 2004 are currently under audit by IRS. The Company’s U.K. subsidiary is also under audit by HM Revenue and Customs for the year ended December 31, 2002. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Condensed Consolidated Financial Statements. In addition there are no other tax audits in process in major tax jurisdictions that would have a significant impact on the Company’s Condensed Consolidated Financial Statements.
As of March 31, 2008, the Company had $53.8 million of deferred tax assets (after a $21.0 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $53.6 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.
The effective tax rate for the three months ended March 31, 2008 was 28.1%.
(9) RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES
Restructuring Charges
During the first quarter, the Company undertook a number of restructuring activities primarily associated with reductions in its workforce to better align its workforce with current business needs.
The restructuring of the work force in the North American BPO segment resulted in total restructuring costs of $0.1 million, of which $0.0 million had been paid as of March 31, 2008. All of these charges were for employee severance costs.
The restructuring of the work force in the International BPO segment resulted in total restructuring costs of $2.2 million for the three months ended March 31, 2008, of which $2.2 million had been paid as of March 31, 2008. All of these charges were for employee severance costs.
The Company did not recognize any restructuring charges for the three months ended March 31, 2007. For the three months ended March 31, 2006, the Company recognized $0.9 million consisting of approximately (i) $0.6 million for the fair value of the liability for lease payments for a portion of an International Customer Management facility we have ceased to use, (ii) $0.2 million for the difference between assumed values to be received for assets in closed centers versus actual value received, and (iii) $0.2 million in severance for our International Customer Management segment, less (iv) a $0.1 million reversal of unused prior-period balances
A rollforward of the activity in the Company’s restructuring accruals is as follows (amounts in thousands):

	Closure of
	Delivery	Reduction in
	Centers	Force	Total
Balance as of December 31, 2007	$4,326	$348	$4,674
Expense	—	2,264	2,264
Payments	—	(2,393)	(2,393)
Reversals	—	(62)	(62)

Balance as of March 31, 2008	$4,326	$157	$4,483

(10) COMMITMENTS AND CONTINGENCIES
Letters of Credit
As of March 31, 2008, outstanding letters of credit and other performance guarantees totaled approximately $11.7 million, which primarily guarantee workers’ compensation and other insurance related obligations and facility leases.
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
Legal Proceedings
On January 25, 2008, a class action lawsuit was filed in the United States District Court for the Southern District of New York entitled Beasley v. TeleTech Holdings, Inc., et. al. against TeleTech, certain current directors and officers and others alleging violations of Sections 11, 12(a) (2) and 15 of the Securities Act, Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act. The complaint alleges, among other things, false and misleading statements in the Registration Statement and Prospectus in connection with (i) a March 2007 secondary offering of common stock and (ii) various disclosures made and periodic reports filed by us between February 8, 2007 and November 8, 2007. On February 25, 2008, a second nearly identical class action complaint, entitled Brown v. TeleTech Holdings, Inc., et al., was filed in the same court. On May 19, 2008, the actions described above were consolidated under the caption In re: TeleTech Litigation and lead plaintiff and lead counsel were approved. TeleTech and the other individual defendants intend to defend this case vigorously. Although the Company expects the majority of expenses related to the class action lawsuit to be covered by insurance, there can be no assurance that all of such expenses will be reimbursed.
From time to time, the Company has been involved in claims and lawsuits, both as plaintiff and defendant, that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed both probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, the Company believes that the disposition or ultimate resolution of such claims or lawsuits will not have a material adverse effect on the Company.
(11) NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted shares for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
		As restated
Shares used in basic earnings per share calculation	69,937	70,309
Effect of dilutive securities	1,571	2,620

Shares used in dilutive earnings per share calculation	71,508	72,929

For the three months ended March 31, 2008 and 2007, 0.4 million and 0.1 million, respectively, of options to purchase shares of common stock were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
(12) EQUITY-BASED COMPENSATION PLANS
The Company has adopted SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS 123(R)”) and applied the modified prospective method for expensing equity compensation. SFAS 123(R) requires all equity-based payments to employees to be recognized in the Consolidated Statements of Operations and Comprehensive Income at the fair value of the award on the grant date. The fair values of all stock options granted by the Company are estimated on the date of grant using the Black-Scholes-Merton Model.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Stock Options
As of March 31, 2008, there was approximately $7.5 million of total unrecognized compensation cost (including the impact of expected forfeitures as required under SFAS 123(R)) related to unvested share-based compensation arrangements granted under the equity plans that the Company had not recorded. That cost is expected to be recognized over the weighted-average period of four years and the Company recognizes compensation expense straight-line over the vesting term of the option grant. The Company recognized compensation expense related to these options of $1.2 million, for the three months ended March 31, 2008 and 2007.
Restricted Stock Grant
In January 2007, the Compensation Committee of the Board of Directors of the Company granted an aggregate of approximately 1.5 million restricted stock units (“RSUs”) to Executive Officers and members of the Company’s management team. The grants replace the Company’s January 2005 Long-Term Incentive Plan and are intended to provide management with additional incentives to promote the success of the Company’s business, thereby aligning management’s interests with the interests of the Company’s stockholders. Two-thirds of the RSUs granted vest pro rata over three years based solely on the Company exceeding specified operating income performance targets in each of the years 2007, 2008 and 2009. If the performance target for a particular year is not met, the RSUs scheduled to vest in that year are cancelled. The remaining one-third of the RSUs vest pro-rata in equal installments over five years based on the individual recipient’s continued employment with the Company. Settlement of the RSUs are made in shares of the Company’s common stock by delivery of one share of common stock for each RSU then being settled.
During the three months ended March 31, 2008, the Company did not issue RSUs. Of the total RSUs granted, 1.3 million vest pro-rata in equal installments over a five to 10 year period. The remaining 1.3 million shares vest pro-rata based on specific performance metrics outlined in the individual RSU agreements. The Company recognized compensation expense related to these RSUs of $1.6 million and $0.5 million, for the three months ended March 31, 2008 and 2007, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Introduction
The following discussion and analysis should be read in conjunction with our Annual Report on Form
10-K for the fiscal year ended December 31, 2007. Except for historical information, the discussion below contains certain forward-looking statements that involve risks and uncertainties. The projections and statements contained in these forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.
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

Our First Quarter 2008 Financial Results
In 2008, our first quarter revenue grew 10.5% to $367.6 million over the year-ago period. Our first quarter 2008 income from operations decreased 3.5% to $28.8 million in 2008 from $29.8 million in the year-ago period and operating margin decreased $1.0 million to 7.8% from 9.0% in the year-ago period. Our first quarter 2008 income from operations was reduced by $7.2 million related to i) $2.2 million of restructuring charges primarily due to severance in certain international locations; and ii) $5.0 million of professional fees associated with the restatement of our historic financial statements from 1996 through June 2007. Excluding these charges, first quarter 2008 income from operations increased $6.1 million or 20.5% to $36.0 million over the year-ago period and operating margin increased to 9.8% from 9.0% in the year ago period. Our improved profitability has stemmed primarily from continued expansion into offshore markets, increased utilization of our delivery centers across a 24 hour period, leveraging our global purchasing power and diversifying revenue into higher margin opportunities.
We have experienced strong growth in our offshore delivery centers which primarily serve clients located in other countries. Our offshore delivery capacity now spans eight countries with approximately 24,000 workstations and currently represents more than 60% of our global delivery capabilities. Revenue in these offshore locations grew 29% in the first quarter 2008 to $164 million and represented 45% of our consolidated first quarter 2008 revenue.
Our strong financial position, cash flow from operations and low debt levels allowed us to finance a significant portion of our capital needs through internally generated cash flows. At March 31, 2008, we had $98 million of cash and cash equivalents and a total debt to equity ratio of 15.9%.
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

Equity-Based Compensation Expense Adjustments
As presented in the table below and discussed more fully below, as a result of the findings in the Audit Committee’s Review and through management’s own review, we determined that material stock-based compensation expense adjustments were required primarily for the following reasons, among others:
•	Measurement date mistakes were made in connection with annual pool grants where the allocation of the grants to individual recipients was not known with finality until after the stated grant date;

•	Measurement date mistakes were made on new hire and promotional grants to Section 16 Officers, employees and non-employee directors as a result of delayed or missing approvals and grants made prior to the start date;

•	Certain stock option awards were modified after the establishment of a measurement date to accelerate the vesting of the employees’ stock options or to allow the exercise of stock options beyond the standard 90-day period following termination of employment; and

•	Certain grants previously accounted for as employee awards were determined to have been made for non-employee consulting services and should have been accounted for under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).
The following table summarizes the impact of these adjustments for the accounting periods presented (amounts in thousands):

	Pre-Tax Equity Based Compensation Expense
		Modifications	Non-
	Measurement	to Employee	Employee
Year Ended December 31,	Date Changes	Grants	Grants	Other	Total
1996	$21	$—	$742	$—	$763
1997	223	422	1,131	—	1,776
1998	454	199	1,743	—	2,396
1999	2,714	3,030	6,559	476	12,779
2000	7,380	13,411	4,069	1,824	26,684
2001	4,921	815	(135)	47	5,648
2002	5,865	76	(10)	174	6,105
2003	499	1,237	231	247	2,214
2004	357	82	(425)	223	237

Cumulative effect at December 31, 2004	22,434	19,272	13,905	2,991	58,602
2005	276	303	311	75	965
2006	(15)	425	49	152	611
First quarter 2007	28	859	(478)	(618)	(209)
Second quarter 2007	62	186	(13)	(507)	(272)

Total	$22,785	$21,045	$13,774	$2,093	$59,697

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

				New Hire, Promotional & Merit Grants to			New Hire, Promotional & Merit Grants to Section 16
	Annual Pool Grants			Employees			Officers
			Total			Total			Total
			Compensation			Compensation			Compensation
	Grants Issued in	Shares Granted	Expense By	Grants Issued in	Shares Granted	Expense By	Grants Issued in	Shares Granted	Expense By
	Period	in Period	Period	Period	in Period	Period	Period	in Period	Period

Pre-IPO through 1996	—	—	$—	542	5,047,544	$21	—	—	$—
1997	—	—	—	50	997,000	511	—	—	—
1998	—	—	—	90	1,627,000	421	—	—	—
1999	273	1,038,953	741	114	2,451,204	4,381	9	1,706,749	764
2000	327	895,478	1,167	346	2,485,887	11,636	5	600,000	8,681
2001	530	1,339,385	1,096	58	564,225	3,817	9	1,160,000	922
2002	569	1,108,100	1,250	65	999,300	4,088	8	735,000	686
2003	242	457,100	289	45	1,082,200	634	3	407,300	1,036
2004	256	1,091,000	145	83	1,408,000	379	5	550,000	107

Cumulative effect at December 31, 2004	2,197	5,930,016	4,688	1,393	16,662,360	25,888	39	5,159,049	12,196
2005			53	79	1,002,500	410	4	1,220,000	191
2006	133	591,950	1,492	61	770,500	2,464	—	—	2,957
First quarter 2007	—	—	313	89	1,210,000	1,551	6	635,000	730
Second quarter 2007	—	—	309	9	232,500	895	1	15,000	819

Totals	2,330	6,521,966	$6,855	1,631	19,877,860	$31,208	50	7,029,049	$16,893

	Grants Made to Employees of
	Acquired Companies			Non-employee Director Grants			Grants to Consultants
			Total			Total			Total
			Compensation			Compensation			Compensation
	Grants Issued in	Shares Granted	Expense By	Grants Issued in	Shares Granted	Expense By	Grants Issued in	Shares Granted	Expense By
	Period	in Period	Period	Period	in Period	Period	Period	in Period	Period

Pre-IPO through 1996	9	15,600	$—	6	262,500	$—	3	105,000	$742
1997	131	276,000	97	4	75,000	38	—	—	1,130
1998	116	1,547,899	152	7	106,250	80	7	547,744	1,743
1999	177	1,491,785	320	6	133,750	14	1	10,000	6,559
2000	295	848,230	1,117	5	131,000	14	3	40,000	4,069
2001	—	—	1,203	5	155,000	14	—	—	(135)
2002	—	—	77	6	95,000	14	11	55,000	(10)
2003	—	—	22	7	100,000	2	6	30,000	231
2004	—	—	30	6	80,000	—	—	—	34

Cumulative effect at December 31, 2004	728	4,179,514	3,018	52	1,138,500	176	31	787,744	14,363
2005	—	—	—	4	60,000	—	1	5,000	20
2006	45	197,000	132	4	60,000	402	—	—	85
First quarter 2007	—	—	86	—	—	—	—	—	2
Second quarter 2007	—	—	231	4	60,000	678	—	—	(13)

Totals	773	4,376,514	$3,467	64	1,318,500	$1,256	32	792,744	$14,457

	Total Equity Grants
			Total Pre-Tax
			Equity-Based	Expense
			Compensation	Previously
	Grants Issued	Shares Granted in	Expense By	Recorded By
	in Period	Period	Period	Period	Net Adjustment

Pre-IPO through 1996	560	5,430,644	$763	$—	$763
1997	185	1,348,000	1,776	—	1,776
1998	220	3,828,893	2,396	—	2,396
1999	580	6,832,441	12,779	—	12,779
2000	981	5,000,595	26,684	—	26,684
2001	602	3,218,610	6,917	1,269	5,648
2002	659	2,992,400	6,105	—	6,105
2003	303	2,076,600	2,214	—	2,214
2004	350	3,129,000	695	458	237

Cumulative effect at December 31, 2004	4,440	33,857,183	60,329	1,727	58,602
2005	88	2,287,500	674	(291)	965
2006	243	1,619,450	7,532	6,921	611
First quarter 2007	95	1,845,000	2,682	2,891	(209)
Second quarter 2007	14	307,500	2,919	3,191	(272)

Totals	4,880	39,916,633	$74,136	$14,439	$59,697

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
Grants Made to Employees of Acquired Companies – From 1996 through June 2007, we made 773 grants totaling approximately 4.4 million options to employees of companies we acquired. Grants made in conjunction with acquisitions were typically authorized at the time of the Board’s approval of the acquisition. The exercise price of such option grants was typically set at the closing stock price of our common stock on the closing date of the acquisition or in some cases approximately 90 days after the acquisition. We have concluded that in some cases, all of the required granting actions necessary for valid approval of these grants had not been completed as of the grant dates. As a result, we revised the measurement dates of 156 grants representing approximately 1.1 million options.
Non-Employee Director Grants – From 1996 through 2006, we made 64 grants to non-employee directors totaling approximately 1.3 million options. We revised the measurement dates for certain of these grants because they were awarded on dates other than the automatic dates prescribed in the applicable stock option plan.
Grants to Consultants - We made 32 grants totaling approximately 0.8 million options to consultants, three of which were made to directors of the Board for services unrelated to their Board service. One grant to a consultant was modified after the initial grant date. To correctly account for these grants in accordance with SFAS 123 and EITF 96-18 Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, we recorded $14.5 million of compensation expense.
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

	Pre-Tax Sensitivity Analysis (amounts in thousands)
				Hypothetical Equity-	Hypothetical Equity-
	Equity-Based	Equity-Based	Total Equity-	Based	Based
	Compensation	Compensation	Based	Compensation	Compensation
	Expense Previously	Expense	Compensation	Expense at Lowest	Expense at Highest
	Recorded	Adjustments	Expense	Closing Price	Closing Price

Pre-IPO through 1996	$—	$763	$763	$763	$772
1997	—	1,776	1,776	1,755	2,046
1998	—	2,396	2,396	2,346	3,117
1999	—	12,779	12,779	10,912	13,524
2000	—	26,684	26,684	22,940	32,661
2001	1,269	5,648	6,917	4,776	8,945
2002	—	6,105	6,105	3,075	7,834
2003	—	2,214	2,214	1,972	2,998
2004	458	237	695	641	1,152

Cumulative effect at December 31, 2004	$1,727	$58,602	$60,329	$49,180	$73,049
2005	(291)	965	674	584	789
2006	6,921	611	7,532	7,413	7,665
First quarter 2007	2,891	(209)	2,682	2,665	2,689
Second quarter 2007	3,191	(272)	2,919	2,901	2,925

Totals	$14,439	$59,697	$74,136	$62,743	$87,117

Lease Accounting
As part of our internal audit process, we identified the incorrect recording of certain leases under Statement of Financial Accounting Standards (“SFAS”) No. 13 Accounting for Leases (“SFAS 13”).  In addition, we incorrectly applied SFAS No. 143 Accounting for Asset Retirement Obligations (“SFAS 143”) to certain leases when it became effective in. 2003.  Specifically, we did not correctly identify capital versus operating leases for certain of our delivery centers and improperly accounted for certain relevant contractual provisions, including lease inducements, construction allowances, rent holidays, embedded derivatives, escalation clauses, lease commencement dates and asset retirement obligations. The lease classification changes and recognition of other lease provisions resulted in an adjustment to deferred rent, the recognition of appropriate asset retirement obligations, and the amortization of the related leasehold improvement assets. We recorded a pre-tax, non-cash cumulative charge of $5.9 million in our Consolidated Financial Statements through December 31, 2007 to reflect these additional lease related expenses.

Other Accounting Adjustments
We made other corrections to various accounting estimates and accruals as well as recording adjustments relating to prior years that are appropriate for the fair presentation of our financial statements. The adjustments resulted in a net reduction of expenses of $0.3 million in our Consolidated Financial Statements through June 30, 2007.
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
Cost of Restatement
We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee’s Review, our internal review, and preparation of our Consolidated Financial Statements and restated Consolidated Financial Statements and related matters. These third-party expenses, which are included in selling, general and administrative expenses, were $5.0 million for the three months ended March 31, 2008 and $8.6 million for the year ended December 31, 2007, and are expected to be approximately $10 million in 2008. In addition, in the quarter ended December 31, 2007 we recorded additional compensation expense of $2.9 million for incremental federal, state and employment taxes, assessed upon employees under Section 409A, including penalties, interest and tax “gross-ups”. We have committed to make the employees whole for any adverse tax consequences arising as a result of the vesting or exercise of mispriced options in 2006 and 2007.
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
NASDAQ Delisting Proceedings
We did not timely file with the SEC our Form 10-Q for the quarters ended September 30, 2007 and March 31, 2008 in addition to our Annual Report on Form 10-K for the year ended December 31, 2007 as a result of the Audit Committee’s and our own review of our historical equity-based compensation practices and the resulting restatements of previously issued financial statements. As a result, we received three NASDAQ Staff Determination notices, dated November 14, 2007, March 5, 2008 and May 15, 2008, stating that we are not in compliance with NASDAQ Marketplace Rule 4310(c)(14) and, therefore, we are subject to potential delisting from the NASDAQ Global Select Market. We appealed the NASDAQ Staff’s delisting notice dated November 14, 2007 and, ultimately, the NASDAQ Listing and Hearing Review Council requested that we provide an update on our efforts to file the delayed periodic reports by May 30, 2008. We provided that update on May 30, 2008. Upon the filing of this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, we believe we have returned to full compliance with SEC and NASDAQ filing requirements.
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
Business Overview
We serve our clients through the primary business of BPO services. On September 28, 2007 we completed the sale of substantially all of the assets and certain liabilities associated with our Database Marketing and Consulting business as discussed below.

Our BPO business provides outsourced business process, customer management and marketing services for a variety of industries through global delivery centers and represents 100% of total revenue. When we begin operations in a new country, we determine whether the country is intended to primarily serve U.S.-based clients, in which case we include the country in our North American BPO segment, or if the country is intended to serve both domestic clients from that country and U.S.-based clients, in which case we include the country in our International BPO segment. Operations for each segment of our BPO business are conducted in the following countries:

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
On September 27, 2007, Newgen Results Corporation and related companies (hereinafter collectively referred to as “Newgen”) and TeleTech entered into an agreement to sell substantially all of the assets and certain liabilities associated with the Database Marketing and Consulting business, which provided outsourced database management, direct marketing and related customer acquisition and retention services for automotive dealerships and manufacturers in North America. The transaction was completed on September 28, 2007.
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
We have historically experienced annual attrition of existing client programs of approximately 7% to 15% of our revenue. Attrition of existing client programs during the first three months of 2008 was 6%. We believe that this is attributable to our investment in an account management and operations team focused on client service.
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
We have improved our revenue and profitability in both the North American and the International BPO segments by:
•	Capitalizing on the favorable trends in the global outsourcing environment, which we believe will include more companies that want to:
–	Adopt or increase BPO services;

–	Consolidate outsourcing providers with those that have a solid financial position, capital resources to sustain a long-term relationship and globally diverse delivery capabilities across a broad range of solutions;

–	Modify their approach to outsourcing based on total value delivered versus the lowest priced provider; and

–	Better integrate front and back office processes.
•	Deepening and broadening relationships with existing clients;

•	Winning business with new clients and focusing on targeted high growth industry verticals;

•	Continuing to diversify revenue into higher-margin offerings such as professional services, talent acquisition, learning services and our hosted TeleTech OnDemand™ capabilities;

•	Increasing capacity utilization during peak and non-peak hours;

•	Scaling our work-from-home initiative to increase operational flexibility; and

•	Completing select acquisitions that extend our core BPO capabilities or vertical expertise.
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

As discussed above, our profitability is influenced, in part, by the number of new or expanded client programs. We defer revenue for the initial training that occurs upon commencement of a new client contract (“start–up training”) if that training is billed separately to the client. Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are also deferred up to the amount of deferred start-up training. In these circumstances, both the training revenue and costs are amortized straight–line over the life of the contract. In situations where start–up training is not billed separately, but rather included in the production rates paid by the client over the life of the contract as services are performed, the revenue is recognized over the life of the contract and the associated training expenses are expensed as incurred. For the three months ended March 31, 2008, we incurred $50,000 of training expenses for client programs for which we did not separately bill start–up training.
For programs that we have billed the client separately for training, the net impact of deferred Start-up Training (new deferral less recognition of previous amounts deferred) on our reported revenue for the three months ended March 31, 2008 and 2007, the net impact on our reported revenue was an increase of $2.1 million and $1.8 million, respectively. Correspondingly, the net impact on our reported cost of services from these deferrals was a decrease of $0.6 million for the three months ended March 31, 2008 and an increase of $0.5 million for the three months ended March 31, 2007. The net impact of these deferrals on our reported income from operations for the three months ended March 31, 2008 and 2007 was an increase of $2.7 million and $1.3 million, respectively.
As of March 31, 2008, we had deferred Start-up Training revenue, net of costs, of $5.0 million that will be recognized into our income from operations over the remaining life of the corresponding contracts (approximately 12 months).
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

We internally target capacity utilization in our delivery centers at 85% to 90% of our available workstations. As of March 31, 2008, the overall capacity utilization in our multi–client centers was 76%. The table below presents workstation data for our multi–client centers as of March 31, 2008 and December 31, 2007. Dedicated and managed centers (9,948 workstations as of March 31, 2008) are excluded from the workstation data as unused workstations in these facilities are not available for sale to other clients. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	March 31, 2008			December 31, 2007
	Total			Total
	Production		% In	Production		% In
	Workstations	In Use	Use	Workstations	In Use	Use
North American BPO	15,632	11,652	75%	16,097	13,043	81%
International BPO	12,288	9,453	77%	12,248	9,225	75%

Total	27,920	21,105	76%	28,345	22,268	79%

During the first quarter 2008, capacity utilization dropped slightly due to the seasonal volume decline we experience in the first quarter relative to the fourth quarter ended December 31, 2007.
Database Marketing and Consulting
On September 27, 2007, Newgen and TeleTech entered into an agreement to sell substantially all of the assets and certain liabilities associated with its Database Marketing and Consulting business. As a result of the transaction which was completed on September 28, 2007, Newgen received $3.2 million in cash and recorded a loss on disposal of $6.1 million.
The revenue from this business was generated utilizing a database and contact system to promote the sales and service business of automobile dealership customers using targeted marketing solutions through the phone, mail, e–mail and the Web. This business generated a loss from operations including additional impairment and restructuring charges of approximately $4.0 million, after corporate allocations for the three months ended March 31, 2007.
As a result of the segment’s continuing losses, during June 2007, we determined that it was “more-likely-than-not” that we would dispose of our Database Marketing and Consulting business. This triggered impairment testing on an interim basis for this business under the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Other Intangible Assets (“SFAS 142”) as discussed in Note 5 to the Condensed Consolidated Financial Statements. As a result, the Database, Marketing and Consulting business recorded an impairment loss of $13.4 million during the second quarter of 2007 to reduce the carrying value of goodwill to zero.
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
Our Database Marketing and Consulting business recognized revenue when services are rendered. Most agreements require the billing of predetermined monthly rates. Where the contractual billing periods do not coincide with the periods over which services are provided, we recognize revenue straight–line over the life of the contract (typically six to 24 months).
From time–to–time, we make certain expenditures related to acquiring contracts (recorded as contract acquisition costs in the accompanying Condensed Consolidated Balance Sheets). Those expenditures are capitalized and amortized in proportion to the initial expected future revenue from the contract, which in most cases results in straight–line amortization over the life of the contract. Amortization of these costs is recorded as a reduction of revenue.

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

We assess the realizable value of capitalized software development costs based upon current estimates of future cash flows from services utilizing the underlying software. No impairment had occurred as of March 31, 2008.
Goodwill
Goodwill is tested for impairment in accordance with SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS 142”) at least annually for reporting units one level below the segment level for the North American BPO and International BPO segments and at the segment level for the Database Marketing and Consulting business, which consists of one subsidiary company. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The impairment, if any, is measured based on the estimated fair value of the reporting unit. Fair value can be determined based on discounted cash flows, comparable sales, or valuations of other similar businesses. Our policy is to test goodwill for impairment in the fourth quarter of each year unless an indicator of impairment arises.
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
For the three months ended March 31, 2008 and 2007, we recorded expense of $2.8 million and $1.7 million, respectively, for equity–based compensation. We expect that equity–based compensation expense for 2008 from existing awards will be approximately $10.5 million. This amount represents both stock option awards and restricted stock unit grants (“RSU”).

The performance-based portion of the RSUs is not included in the equity–based compensation expense described above because it is not probable at this time that the performance targets will be met. In the event that the performance targets of the RSUs become probable, the equity–based compensation expense would increase by approximately $11.1 million in 2008. It is noted that any future significant awards of RSUs or changes in the estimated forfeiture rates of stock options and RSUs may impact this estimate. See Note 12 to the Condensed Consolidated Financial Statements for additional information.
Contingencies
We record a liability in accordance with SFAS No. 5 Accounting for Contingencies pending litigation and claims where losses are both probable and reasonably estimable. Each quarter, management, with the advice of legal counsel, reviews all litigation and claims on a case-by-case basis and assigns probability of loss based on the assessments of in-house counsel and outside counsel, as appropriate.
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
The following table reconciles free cash flow to net cash provided by operating activities for our consolidated results (amounts in thousands):

	Three Months Ended
	March 31,
	2008	2007
		As restated
Free cash flow	$10,990	$17,327
Purchases of property, plant and equipment	15,185	13,506

Net cash provided by operating activities	$26,175	$30,833

We discuss factors affecting free cash flow between periods in the “Liquidity and Capital Resources” section below.

Results of Operations
Three Months Ended March 31, 2008 As Compared to Three Months Ended March 31, 2007
Operating Review
The following table is presented to facilitate an understanding of our Management’s Discussion and Analysis of Financial Condition and Results of Operations and presents our results of operations by segment for the three months ended March 31, 2008 and 2007 (amounts in thousands):

	Three-Months Ended March 31,
		% of		% of
		Segment		Segment
	2008	Revenue	2007	Revenue	$ Change	% Change
			Restated
Revenue
North American BPO	$262,462	71.4%	$234,445	70.5%	$28,017	12.0%
International BPO	105,174	28.6%	92,405	27.8%	12,769	13.8%
Database Marketing and Consulting	—	0.0%	5,890	1.8%	(5,890)	-100.0%

	$367,636	100.0%	$332,740	100.0%	$34,896	10.5%

Cost of services
North American BPO	$188,550	71.8%	$161,938	69.1%	$26,612	16.4%
International BPO	81,451	77.4%	71,341	77.2%	10,110	14.2%
Database Marketing and Consulting	99	0.0%	3,963	67.3%	(3,864)	-97.5%

	$270,100	73.5%	$237,242	71.3%	$32,858	13.8%

Selling, general and administrative
North American BPO	$31,946	12.2%	$31,452	13.4%	$494	1.6%
International BPO	18,989	18.1%	16,116	17.4%	2,873	17.8%
Database Marketing and Consulting	437	0.0%	4,528	76.9%	(4,091)	-90.3%

	$51,372	14.0%	$52,096	15.7%	$(724)	-1.4%

Depreciation and amortization
North American BPO	$9,330	3.6%	$7,450	3.2%	$1,880	25.2%
International BPO	5,823	5.5%	4,663	5.0%	1,160	24.9%
Database Marketing and Consulting	7	0.0%	1,441	24.5%	(1,434)	-99.5%

	$15,160	4.1%	$13,554	4.1%	$1,606	11.8%

Restructuring charges, net
North American BPO	$92	0.1%	$—	0.0%	$92	100.0%
International BPO	2,167	2.1%	—	0.0%	2,167	100.0%
Database Marketing and Consulting	(57)	0.0%	—	0.0%	(57)	-100.0%

	$2,202	0.6%	$—	0.0%	$2,202	100.0%

Impairment losses
North American BPO	$—	0.0%	$—	0.0%	$—	0.0%
International BPO	—	0.0%	—	0.0%	—	0.0%
Database Marketing and Consulting	—	0.0%	—	0.0%	—	0.0%

	$—	0.0%	$—	0.0%	$—	0.0%

Income (loss) from operations
North American BPO	$32,544	12.4%	$33,605	14.3%	$(1,061)	-3.2%
International BPO	(3,256)	-3.1%	285	0.3%	(3,541)	-1242.5%
Database Marketing and Consulting	(486)	0.0%	(4,042)	-68.6%	3,556	88.0%

	$28,802	7.8%	$29,848	9.0%	$(1,046)	-3.5%

Other income (expense), net	$(1,048)	-0.3%	$(1,277)	-0.4%	$229	17.9%

Provision for income taxes	$(7,793)	-2.1%	$(10,374)	-3.1%	$2,581	24.9%

Revenue
Revenue for North American BPO for the three months ended March 31, 2008 as compared to the same period in 2007 was $262.5 million and $234.4 million, respectively. The increase in revenue for the North American BPO between periods was due to new client programs and the expansion of existing programs.
Revenue for International BPO for the three months ended March 31, 2008 as compared to the same period in 2007 was $105.2 million and $92.4 million, respectively. The increase in revenue for the International BPO between periods was due to new client programs and the expansion of existing programs.
Revenue for Database Marketing and Consulting for the three months ended March 31, 2007 was $5.9 million. This business was sold in September 2007 and therefore, no revenue was recorded in 2008.
Cost of Services
Cost of services for North American BPO for the three months ended March 31, 2008 as compared to the same period in 2007 were $188.6 million and $161.9 million, respectively. Cost of services as a percentage of revenue in the North American BPO increased compared to the prior year due to an increase in employee related costs primarily in the United States and Canada offset by an increase in the business being performed in offshore locations. In absolute dollars, the increase in cost of services corresponds to revenue growth from new and expanded client programs.
Cost of services for International BPO for the three months ended March 31, 2008 as compared to the same period in 2007 were $81.5 million and $71.3 million, respectively. Cost of services as a percentage of revenue in the International BPO remained relatively constant compared to the prior year due to the expansion of off-shore services with a lower cost structure. In absolute dollars, the increase in cost of services corresponds to revenue growth from new and expanded client programs.
Cost of services for Database Marketing and Consulting for the three months ended March 31, 2008 as compared to the same period in 2007 was $0.1 million and $4.0 million, respectively. The decrease from the prior year was due to the sale of this business in September 2007 with additional expenses recorded in 2008 relating to the sale.
Selling, General and Administrative
Selling, general and administrative expenses for North American BPO for the three months ended March 31, 2008 as compared to the same period in 2007 were $31.9 million and $31.5 million, respectively. As a percentage of revenue, selling, general and administrative costs were 12.2% and 13.4% for the three months ended March 31, 2008 and 2007, respectively. Included in the three months ended March 31, 2008 selling, general and administrative expenses were $3.5 million of professional fees associated with the restatement of our historic financial statements from 1996 through June 2007. The decrease in selling, general and administrative costs as a percentage of revenue is primarily the result of increased leverage of fixed overhead primarily in relation to salaries and wages. This is being accomplished by utilizing technology and lower cost locations to provide overhead support for certain corporate functions.
Selling, general and administrative expenses for International BPO for the three months ended March 31, 2008 as compared to the same period in 2007 were $19.0 million and $16.1 million, respectively. The increase in absolute dollars is primarily the result of $1.5 million in professional fees associated with the restatement of our historic financial statements from 1996 through June 2007. As a percentage of revenue, selling, general and administrative costs were 18.1% and 17.4% for the three months ended March 31, 2008 and 2007, respectively. This increase is primarily the result of the professional fee costs discussed above.
Selling, general and administrative expenses for Database Marketing and Consulting for the three months ended March 31, 2008 as compared to the same period in 2007 were $0.4 million and $4.5 million, respectively. The decrease was due to the sale of this business in September 2007 with additional expenses recorded in 2008 related to the sale.

Depreciation and Amortization
Depreciation and amortization expense on a consolidated basis for the three months ended March 31, 2008 and 2007 was $15.2 million and $13.6 million, respectively. Depreciation and amortization expense in both North American BPO and International BPO as a percentage of revenue remained relatively consistent with the prior year. The increase in absolute dollars is due to our continued capacity expansion.
Restructuring charges
During the first quarter 2008, we under took several restructuring activities primarily associated with reductions in our workforce to better align our workforce with current business needs. These primarily pertained to the restructuring of our workforce in the International BPO segment.
Other Income (Expense)
For the three months ended March 31, 2008, interest income increased by $0.7 million as compared to the same period in 2007 due to higher average cash and cash equivalent balances. Interest expense remained relatively unchanged, and Other, net increased by $0.4 million primarily due to higher foreign currency transaction losses.
Income Taxes
The effective tax rate for the three months ended March 31, 2008 was 28.1%. This compares to an effective tax rate of 36.3% in the same period of 2007. The 2008 effective tax rate is positively influenced by earnings in international jurisdictions currently enjoying an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. In the future, our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Further, we are subject to changing tax laws, regulations and interpretations in multiple jurisdictions, in which we operate, as well as the requirements, pronouncements and rulings of certain tax, regulatory and accounting organizations. We estimate our annual effective tax rate each quarter based on a combination of actual and forecasted results of subsequent quarters. Consequently, significant changes in our actual quarterly or forecasted results may impact the effective tax rate for the current or future periods We expect that the effective tax rate in future periods will continue to be approximately 30% to 33% principally because we expect our distribution of pre-tax income between the U.S. and our international tax jurisdictions to return to more typical levels seen in recent years.
Liquidity and Capital Resources
Our principal source of liquidity is our cash, cash equivalents, cash generated from operations and borrowings under our Amended and Restated Credit Agreement, dated September 28, 2006 (the “Credit Facility”). During the period ended March 31, 2008, we generated positive operating cash flows of $26.2 million. We believe that our existing cash, cash equivalents and cash generated from operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. However, we may make acquisitions or enter into joint ventures and may need to raise additional capital through future debt or equity financing. There can be no assurance that additional financing will be available, at all, or on terms favorable to us.
We utilize our Credit Facility primarily to fund working capital and the purchases of treasury stock. As of March 31, 2008 and December 31, 2007 we had $62.0 million and $65.4 million outstanding under our Credit Facility, respectively.
The amount of capital required in 2008 will also depend on our levels of investment in infrastructure necessary to maintain, upgrade or replace existing assets. Our working capital and capital expenditure requirements could increase materially in the event of acquisitions or joint ventures, among other factors. These factors could require that we raise additional capital in the future.
The following discussion highlights our cash flow activities during the three months ended March 31, 2008 and 2007.

Cash and Cash Equivalents
We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. Our cash and cash equivalents totaled $98.2 million and $91.2 million as of March 31, 2008 and December 31, 2007, respectively.
Cash Flows from Operating Activities
We reinvest our cash flows from operating activities in our business or in the purchases of treasury stock. For the three months ended March 31, 2008 and 2007, we reported net cash flows provided by operating activities of $26.2 million and $30.8 million, respectively and was relatively unchanged from the year-ago period.
Cash Flows from Investing Activities
We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the three months ended March 31, 2008 and 2007, we reported net cash flows used in investing activities of $15.2 million and $13.5 million, respectively.
Cash Flows from Financing Activities
For the three months ended March 31, 2008 and 2007, we reported net cash flows used in financing activities of $5.0 million and $15.4 million, respectively. The change from 2007 to 2008 resulted primarily from lower net payments on the line of credit in 2008.
Free Cash Flow
Free cash flow (see “Presentation of Non–GAAP Measurements” for definition of free cash flow) was $11.0 million and $17.3 million for the three months ended March 31, 2008 and 2007, respectively. The decrease from 2007 to 2008 resulted primarily from higher capital expenditures in 2008, discussed above.
Obligations and Future Capital Requirements
Future maturities of our outstanding debt and contractual obligations as of March 31, 2008 are summarized as follows (amounts in thousands):

	Less
	than 1	1 to 3	3 to 5	Over 5
	Year	Years	Years	Years	Total
Line of credit	$—	$—	$62,000	$—	$62,000
Capital lease obligations	1,645	3,290	1,580	—	6,515
Purchase obligations	33,013	36,960	12,738	39	82,750
Operating lease commitments	33,390	59,413	37,297	29,555	159,655

Total	$68,048	$99,663	$113,615	$29,594	$310,920

•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.

•	The contractual obligation table excludes our FIN48 liabilities of $1.6 million because we cannot reliably estimate the timing of cash payments.
Purchase Obligations
Occasionally we contract with certain of our communications clients (which currently represent approximately 21% of our annual revenue) to provide us with telecommunication services. These contracts are negotiated on an arms–length basis and may be negotiated at different times and with different legal entities.

Income Tax Obligations
We have recorded a FIN 48 tax reserve of $18.9 million related to several items. At this time, we are unable to determine when ultimate payment will be made for any of these items. If cash settlement for all of these items were to occur in the same quarter or year, there would not be a material impact to our cash flows.
Future Capital Requirements
We expect total capital expenditures in 2008 to be approximately $70 million. Of the expected capital expenditures in 2008, approximately 80% relates to the opening and/or expansion of delivery centers and approximately 20% relates to the maintenance capital required for existing assets and internal technology projects. The anticipated level of 2008 capital expenditures is primarily dependent upon new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technology infrastructure.
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
Debt Instruments and Related Covenants
We discuss debt instruments and related covenants in Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10–K. As of March 31, 2008, we were in compliance with all financial covenants under the Credit Facility. Interest accrued at the weighted-average rate of approximately 3.83% as of March 31, 2008. Our borrowing capacity under the Credit Facility as of March 31, 2008 was approximately $108.2 million.
Client Concentration
Our five largest clients accounted for 42.2% and 39.8% of our consolidated revenue for the three months ended March 31, 2008 and 2007, respectively. In addition, these five clients have a greater operating margin percentage than the consolidated Company. The profitability of services provided to these clients varies greatly based upon the specific contract terms with any particular client. In addition, clients may adjust business volumes served by us based on their business requirements. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis. We believe that the risk of this concentration is mitigated, in part, by the long–term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our consolidated financial position, consolidated results of operations, or consolidated cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in U.S. interest rates, the LIBOR and foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to our normal operating and funding activities. As of March 31, 2008, we had entered into financial hedge instruments with several financial institutions to manage and reduce the impact of changes, principally the U.S./Canadian dollar and U.S./Philippine peso exchange rates.
Interest Rate Risk
The interest rate on our Credit Facility is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of March 31, 2008, there was a $62.0 million outstanding balance under the Credit Facility. If the Prime Rate or LIBOR increased 100 basis points, there would not be a material impact to our consolidated financial position or results of operations.
Foreign Currency Risk
We have operations in Argentina, Australia, Brazil, Canada, China, Costa Rica, England, Germany, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Singapore, South Africa, and Spain. The expenses from these operations and in some cases the revenue, are denominated in local currency, thereby creating exposures to changes in exchange rates. As a result, we may experience substantial foreign currency translation gains or losses due to the volatility of other currencies compared to the U.S. dollar, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the three months ended March 31, 2008 and 2007, revenue from non–U.S. countries represented 70.2% and 66.3% of our consolidated revenue, respectively.
A global business strategy for us is to serve certain clients from delivery centers located in other foreign countries, including Argentina, Brazil, Canada, Costa Rica, Malaysia, Mexico, and the Philippines, in order to leverage lower operating costs in these foreign countries. In order to mitigate the risk of these foreign currencies from strengthening against the functional currency of the contracting subsidiary, which thereby decreases the economic benefit of performing work in these countries, we may hedge a portion, though not 100%, of the foreign currency exposure related to client programs served from these foreign countries. While our hedging strategy can protect us from adverse changes in foreign currency rates in the short–term, an overall strengthening of the foreign currencies would adversely impact margins in the segments of the contracting subsidiary over the long–term.
The majority of this exposure is related to work performed from delivery centers located in Canada, the Philippines, Argentina, and Mexico. During the three months ended March 31, 2008 and 2007, the Canadian dollar weakened against the U.S. dollar by 4.0% and strengthened against the U.S. dollar by 1.1%, respectively. We have contracted with several financial institutions on behalf of our Canadian subsidiary to acquire a total of $131.1 million Canadian dollars through December 2010 at a fixed price in U.S. dollars not to exceed $119.5 million. However, certain contracts, representing $69.3 million in Canadian dollars, give us the right (but not obligation) to purchase the Canadian dollars. If the Canadian dollar depreciates relative to the contracted exchange rate, we will elect to purchase the Canadian dollars at the then beneficial market exchange rate.
During the three months ended March 31, 2008 and 2007, the Philippine peso weakened against the U.S. dollar by 0.7% and strengthened against the U.S. dollar by 1.8%, respectively. We have contracted with several financial institutions on behalf of our Philippine subsidiary to acquire a total of 9.8 billion Philippine pesos through April 2010 at a fixed price of $222.9 million U.S. dollars.
During the three months ended March 31, 2008 and 2007, the Argentina peso weakened against the U.S. dollar by 0.5% and 1.1%, respectively. We have contracted with several financial institutions on behalf of our Argentinean subsidiary to acquire a total of 137.3 million Argentina pesos through December 2009 at a fixed price of $40.6 million U.S. dollars.

During the three months ended March 31, 2008 and 2007, the Mexican peso strengthened against the U.S. dollar by 2.6% and weakened against the U.S. dollar 2.3%, respectively. We have contracted with several financial institutions on behalf of our Mexican subsidiary to acquire a total of 590.0 million Mexican pesos through June 2009 at a fixed price of $51.3 million U.S. dollars.
During the three months ended March 31, 2008, the Malaysian ringgit strengthened against the U.S. dollar by 3.3%. Starting in the first quarter of 2008, we contracted with a financial institution on behalf of our Malaysian subsidiary to acquire a total of $9.1 million Malaysian ringgits through May 2009 at a fixed price of $2.9 million U.S. dollars.
During the three months ended March 31, 2008, the British pound weakened against the Euro by 8.1%. Starting in the first quarter of 2008, we contracted with a financial institution on behalf of our Brittan subsidiary to acquire a total of $2.2 million British pounds through March 2011 at a fixed price of $2.8 million Euros.
As of March 31, 2008, we had total derivative assets associated with foreign exchange contracts of $20.4 million. The Canadian dollar derivative assets represented $8.3 million of the consolidated balance. Further, approximately 55.6% of the Canadian derivative asset value settles within the next twelve months. The Philippine peso derivative assets represented $9.0 million of the consolidated balance. Further, 92.8% of the Philippine derivative asset value settles within the next twelve months. The Argentina peso derivative assets represented $1.1 million of the consolidated balance. Further, 76.3% of the Argentina derivative asset value settles within the next twelve months. The Mexican peso derivative assets represented $2.0 million of the consolidated balance. Further, 63.7% of the Mexican derivative asset value settles within the next twelve months. The Malaysian ringgit derivative assets represented $0.0 million of the consolidated balance. Further, 57.4% of the Malaysian derivative asset value settles within the next twelve months. The British pound derivative liability represented $0.0 million of the consolidated balance. Further, 33.3% of the value settles within the next twelve months. If the U.S./Canadian dollar, U.S. dollar/Philippine peso, U.S. dollar/Argentina peso, U.S. dollar/Mexican peso, U.S. dollar/Malaysian ringgit, or Euro/British pound exchange rate were to increase or decrease by 10% from current period–end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding gains or losses in our underlying exposures.
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
Fair Value of Debt and Equity Securities
We did not have any investments in debt or equity securities as of March 31, 2008.
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
Our management, under the supervision and with the participation of our CEO and Interim CFO, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the restatement of previously issued financial statements described above, and the identification of certain material weaknesses in internal control over financial reporting described below, which we view as an integral part of our disclosure controls and procedures, our CEO and Interim CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2008.
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
Based on management’s evaluation and due to the material weaknesses described above, management has concluded that our internal control over financial reporting was not effective as of March 31, 2008. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, and that report appears in our Annual Report on Form 10-K for the year ended December 31, 2007, filed contemporaneously with this Form 10-Q.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Since December 31, 2007, we have begun the implementation of the remedial measures described above.
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
NASDAQ Delisting Proceedings
In addition to this Form 10-Q, we did not timely file with the SEC our Form 10-K for the year ended December 31, 2007 or our Form 10-Q for the quarter ended September 30, 2007 as a result of the review of our historical equity-based compensation practices and the resulting restatements of previously issued financial statements. As a result, we received three NASDAQ Staff Determination notices, dated November 14, 2007, March 5, 2008 and May 15, 2008, stating that we are not in compliance with NASDAQ Marketplace Rule 4310(c)(14) and, therefore, we are subject to potential delisting from the NASDAQ Global Select Market. We appealed the NASDAQ Staff’s November 14, 2007 delisting notice and, ultimately, the NASDAQ Listing and Hearing Review Council requested that we provide an update on our efforts to file the delayed periodic reports by May 30, 2008. We provided that update on May 30, 2008. Upon the filing of this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, we believe we have returned to full compliance with SEC and NASDAQ filing requirements.
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors as reported in the Company’s Annual Report on Form 10–K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In November 2001, the Board of Directors (“Board”) authorized a stock repurchase program to repurchase up to $5 million of our common stock. That plan was subsequently amended by the Board resulting in the authorized repurchase amount increasing to $215 million as of March 31, 2008. On August 5, 2007 the Board approved an additional $50 million of stock repurchases, increasing the authorized repurchase amount to $215 million. The program does not have an expiration date.
There were no purchases in the first quarter of 2008. From inception of the program through March 31, 2008, we have purchased 14.8 million shares for $162.3 million, leaving $52.7 million remaining under the stock repurchase program as of March 31, 2008.
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