Form 10-Q
period 2008-06-30
TELETECH HOLDINGS INC
filed 2008-08-04
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2008, there were 70,092,902 shares of the Registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
JUNE 30, 2008 FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$126,914	$91,239
Accounts receivable, net	275,691	270,988
Prepaids and other current assets	54,478	62,344
Deferred tax assets, net	20,994	8,386
Income tax receivables	25,878	26,868

Total current assets	503,955	459,825

Long-term assets
Property, plant and equipment, net	180,979	174,809
Goodwill	45,586	45,154
Contract acquisition costs, net	5,931	6,984
Deferred tax assets, net	41,952	39,764
Other long-term assets	27,842	33,759

Total long-term assets	302,290	300,470

Total assets	$806,245	$760,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$30,138	$38,761
Accrued employee compensation and benefits	86,149	87,480
Other accrued expenses	39,977	28,872
Income tax payables	21,427	18,552
Deferred tax liabilities, net	122	88
Other short-term liabilities	8,910	13,057

Total current liabilities	186,723	186,810

Long-term liabilities
Line of credit	78,400	65,400
Grant advances	5,950	6,741
Deferred tax liabilities, net	567	57
Other long-term liabilities	52,874	46,531

Total long-term liabilities	137,791	118,729

Total liabilities	324,514	305,539

Minority interest	4,514	3,555

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of June 30, 2008 and December 31, 2007, respectively	—	—
Common stock $0.01 par value; 150,000,000 shares authorized; 69,977,236 and 69,828,671 shares outstanding as of June 30, 2008 and December 31, 2007, respectively	700	698
Treasury stock at cost: 12,077,609 shares, respectively	(143,205)	(143,205)
Additional paid-in capital	338,200	334,593
Accumulated other comprehensive income	40,808	57,888
Retained earnings	240,714	201,227

Total stockholders’ equity	477,217	451,201

Total liabilities and stockholders’ equity	$806,245	$760,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		As Restated		As Restated
Revenue	$357,416	$329,608	$725,052	$662,348

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	265,833	237,228	535,933	474,470
Selling, general and administrative	45,858	48,611	97,230	100,707
Depreciation and amortization	15,624	13,794	30,784	27,348
Restructuring charges, net	440	262	2,642	262
Impairment	—	13,515	—	13,515

Total operating expenses	327,755	313,410	666,589	616,302

Income from operations	29,661	16,198	58,463	46,046

Other income (expense)
Interest income	1,388	492	2,474	885
Interest expense	(1,489)	(1,594)	(3,054)	(3,062)
Other, net	(442)	(1,133)	(1,011)	(1,335)

Total other expense	(543)	(2,235)	(1,591)	(3,512)

Income before income taxes and minority interest	29,118	13,963	56,872	42,534

Provision for income taxes	(7,536)	(4,737)	(15,329)	(15,111)

Income before minority interest	21,582	9,226	41,543	27,423

Minority interest	(1,220)	(508)	(2,056)	(942)

Net income	$20,362	$8,718	$39,487	$26,481

Other comprehensive income (loss)
Foreign currency translation adjustments	$1,722	$9,444	$5,616	$13,186
Derivatives valuation, net of tax	(14,605)	6,678	(22,696)	9,340
Other	—	(22)	—	(43)

Total other comprehensive income (loss)	(12,883)	16,100	(17,080)	22,483

Comprehensive income	$7,479	$24,818	$22,407	$48,964

Weighted average shares outstanding
Basic	69,977	70,580	69,957	70,474
Diluted	71,729	73,104	71,649	73,182

Net income per share
Basic	$0.29	$0.12	$0.56	$0.38
Diluted	$0.28	$0.12	$0.55	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

							Accumulated
						Additional	Other		Total
	Preferred Stock		Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	Earnings	Equity

Balance as of December 31, 2007	—	$—	69,829	$698	$(143,205)	$334,593	$57,888	$201,227	$451,201
Net income	—	—	—	—	—	—	—	39,487	39,487
Foreign currency translation adjustments	—	—	—	—	—	—	5,616	—	5,616
Derivatives valuation, net of tax	—	—	—	—	—	—	(22,696)	—	(22,696)
Vesting of restricted stock units	—	—	148	2	—	(2)	—	—	—
Tax shortfall from equity-based awards	—	—	—	—	—	(1,125)	—	—	(1,125)
Equity-based compensation expense	—	—	—	—	—	4,734	—	—	4,734

Balance as of June 30, 2008	—	$—	69,977	$700	$(143,205)	$338,200	$40,808	$240,714	$477,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six-Months Ended
	June 30,
	2008	2007
		As Restated
Cash flows from operating activities
Net income	$39,487	$26,481
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,784	27,348
Amortization of contract acquisition costs	1,053	1,345
Provision for doubtful accounts	502	591
Impairment losses	—	13,515
Deferred income taxes	124	(3,704)
Minority interest	2,056	942
Tax shortfall from equity-based awards	(1,125)	—
Equity-based compensation expense	4,734	5,601
(Gain) loss on foreign currency derivative	383	(1,853)
Changes in assets and liabilities:
Accounts receivable	651	822
Prepaids and other assets	(9,323)	(2,266)
Accounts payable and accrued expenses	(4,766)	(14,422)
Other liabilities	(5,255)	(5,182)

Net cash provided by operating activities	59,305	49,218

Cash flows from investing activities
Purchases of property, plant and equipment	(36,408)	(29,020)

Net cash used in investing activities	(36,408)	(29,020)

Cash flows from financing activities
Proceeds from lines of credit	587,250	260,450
Payments on lines of credit	(574,250)	(280,450)
Payments on long-term debt and capital lease obligations	(802)	(726)
Payments of debt refinancing fees	(146)	(17)
Payments to minority shareholder	(1,113)	(1,409)
Proceeds from exercise of stock options	—	12,751
Excess tax benefit from exercise of stock options	—	6,185
Purchase of treasury stock	—	(23,389)

Net cash (used in) provided by financing activities	10,939	(26,605)

Effect of exchange rate changes on cash and cash equivalents	1,839	5,344

Increases in cash and cash equivalents	35,675	(1,063)
Cash and cash equivalents, beginning of period	91,239	58,352

Cash and cash equivalents, end of period	$126,914	$57,289

Supplemental disclosures
Cash paid for interest	$2,741	$2,270

Cash paid for income taxes	$9,352	$12,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(1) OVERVIEW AND BASIS OF PRESENTATION
Overview
TeleTech Holdings, Inc. and its subsidiaries (“TeleTech” or the “Company”) serve their clients through the primary businesses of Business Process Outsourcing (“BPO”), which provides outsourced business process, customer management and marketing services for a variety of industries via operations in the U.S., Argentina, Australia, Brazil, Canada, China, Costa Rica, England, Germany, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, South Africa and Spain. On September 28, 2007, the Company, through its wholly-owned subsidiary Newgen Results Corporation and related companies (hereinafter “Newgen”), completed the sale of substantially all of the assets and certain liabilities of its Database Marketing and Consulting business, which provided outsourced database management, direct marketing and related customer acquisition and retention services for automotive dealerships and manufacturers in North America.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared without audit and do not include all of the disclosures required by accounting principles generally accepted in the U.S., pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Condensed Consolidated Financial Statements do reflect all adjustments (consisting only of normal recurring entries) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of June 30, 2008, and the consolidated results of operations and cash flows of the Company for the three and six months ended June 30, 2008 and 2007. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. In the three-months ended June 30, 2008, the Company recorded a decrease of $2.4 million and $1.9 million in estimates relating to self-insurance liabilities and accrued incentive compensation expense, respectively.
Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements. Where applicable, SFAS 157 simplifies and codifies related guidance within generally accepted accounting principles. Except for non-financial assets and liabilities recognized on a non-recurring basis, the Company adopted SFAS 157 in the first quarter of 2008. As permitted by FASB Staff Position, FSP FAS 157-2, the Company will adopt SFAS 157 for non-financial assets and liabilities recognized on a non-recurring basis as of January 1, 2009. Adoption of SFAS 157 in the first quarter of 2008 did not have a significant impact on the Company’s results of operations, financial position or cash flows. The Company is still evaluating the impact, if any, that the adoption of SFAS 157 in the first quarter of 2009 for the remaining assets and liabilities will have on the Company’s results of operations, financial position or cash flows.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115 (“SFAS 159”). The Company adopted SFAS 159 as of January 1, 2008. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. The decision whether to elect the fair value option is generally: (i) applied instrument by instrument; (ii) irrevocable (unless a new election date occurs, as discussed in SFAS 157); and (iii) applied only to an entire instrument and not to only specified risks, specific cash flows, or portions of that instrument. Under SFAS 159, financial instruments for which the fair value option is elected, must be valued in accordance with SFAS 157 (as above) and must be marked to market each period through the income statement. Upon adoption on January 1, 2008, the Company did not elect to change its accounting for any of its financial instruments as permitted by SFAS 159 as of the date of this report. Therefore, the adoption of SFAS 159 did not have a material impact on the Company’s results of operations, financial position or cash flows.
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

Level 1	Quoted prices for identical instruments in active markets.

Level 2	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
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
Derivative Financial Instruments
The Company enters into foreign currency forward and option contracts and values such contracts using forward rates, discounted at an appropriate forward curve rate and adjusted to account for credit risk. The item is classified in Level 2 of the fair value hierarchy. See related derivatives disclosure in Note 6.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Other Financial Instruments
The Company has other financial instruments recorded at cost but for which fair values are disclosed in accordance with SFAS 107. Effective January 1, 2008, the Company began using the principles of SFAS 157 to value these other financial instruments.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Condensed Consolidated Financial Statements an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. The Company does not expect that this pronouncement will have a material impact on its Condensed Consolidated Financial Statements.
In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinationsa replacement of FASB Statement No. 141 (“SFAS 141(R)”), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. The Company does not expect that this pronouncement will have a material impact on its Condensed Consolidated Financial Statements.
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
(2) RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS
In 2007, the Audit Committee of TeleTech’s Board of Directors initiated a voluntary, independent review of the Company’s historical equity-based compensation practices and the related accounting (the “Review”). As a result of the Review, as well as items identified in additional reviews and procedures conducted by management, TeleTech restated its Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, Statements of Stockholders’ Equity and Statements of Cash Flows as of December 31, 2006, and for the years ended December 31, 2006 and 2005 and the three and six months ended March 31, 2007 and June 30, 2007, respectively. Restated financial information, as well as a discussion of the Review, and the accounting adjustments made as a result of the restatement, are contained in TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The table below summarizes the effects of the restatement adjustments on the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2007 (amounts in thousands, except per share amounts):

	Three-Months Ended June 30, 2007			Six-Months Ended June 30, 2007
	As previously			As previously
	reported	Adjustments	As Restated	reported	Adjustments	As Restated
Revenue	$329,832	$(224)	$329,608	$662,364	$(16)	$662,348

Operating expenses
Cost of services	237,760	(532)	237,228	476,065	(1,595)	474,470
Selling, general and administrative	49,479	(868)	48,611	101,966	(1,259)	100,707
Depreciation and amortization	13,380	414	13,794	26,634	714	27,348
Restructuring charges, net	262	—	262	262	—	262
Impairment	13,515	—	13,515	13,515	—	13,515

Total operating expenses	314,396	(986)	313,410	618,442	(2,140)	616,302

Income from operations	15,436	762	16,198	43,922	2,124	46,046

Other income (expense)
Interest income	492	—	492	885	—	885
Interest expense	(1,417)	(177)	(1,594)	(2,701)	(361)	(3,062)
Other, net	(1,152)	19	(1,133)	(1,323)	(12)	(1,335)

Total other income (expense)	(2,077)	(158)	(2,235)	(3,139)	(373)	(3,512)

Income before income taxes and minority interest	13,359	604	13,963	40,783	1,751	42,534

Provision for income taxes	(3,681)	(1,056)	(4,737)	(13,344)	(1,767)	(15,111)

Income before minority interest	9,678	(452)	9,226	27,439	(16)	27,423

Minority interest	(508)	—	(508)	(942)	—	(942)

Net income	$9,170	$(452)	$8,718	$26,497	$(16)	$26,481

Other comprehensive income (loss)
Foreign currency translation adjustments	$7,309	$2,135	$9,444	$9,222	$3,964	$13,186
Derivatives valuation, net of tax	9,711	(3,033)	6,678	11,082	(1,742)	9,340
Other	—	(22)	(22)	—	(43)	(43)

Total other comprehensive income (loss)	17,020	(920)	16,100	20,304	2,179	22,483

Comprehensive income	$26,190	$(1,372)	$24,818	$46,801	$2,163	$48,964

Weighted average shares outstanding
Basic	70,599	(19)	70,580	70,467	7	70,474
Diluted	72,973	131	73,104	72,926	256	73,182

Net income per share
Basic	$0.13	$(0.01)	$0.12	$0.38	$(0.00)	$0.38
Diluted	$0.13	$(0.01)	$0.12	$0.36	$(0.00)	$0.36

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The table below summarizes the effects of the restatement adjustments on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2007 (amounts in thousands):

	Six Months Ended June 30, 2007
	As previously
	reported	Adjustments	As restated
Cash flows from operating activities
Net cash provided by (used in):
Net income	$26,497	$(16)	$26,481
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,634	714	27,348
Amortization of contract acquisition costs	1,345	—	1,345
Provision for doubtful accounts	591	—	591
Impairment losses	13,515	—	13,515
Deferred income taxes	(4,558)	854	(3,704)
Minority interest	942	—	942
Equity-based compensation expense	6,081	(480)	5,601
Gain on foreign currency derivative	—	(1,853)	(1,853)

Changes in assets and liabilities:
Accounts receivable	(2,410)	3,232	822
Prepaids and other assets	(10,055)	7,789	(2,266)
Accounts payable and accrued expenses	(4,003)	(10,419)	(14,422)
Other liabilities	(3,843)	(1,339)	(5,182)

Net cash provided by (used in) operating activities	50,736	(1,518)	49,218

Cash flows from investing activities
Purchases of property, plant and equipment	(29,020)	—	(29,020)

Net cash used in investing activities	(29,020)	—	(29,020)

Cash flows from financing activities
Proceeds from lines of credit	260,450	—	260,450
Payments on lines of credit	(280,450)	—	(280,450)
Payments on long-term debt and capital lease obligations	—	(726)	(726)
Payments of debt refinancing fees	(17)	—	(17)
Payments to minority shareholder	(1,409)	—	(1,409)
Proceeds from exercise of stock options	12,751	—	12,751
Excess tax benefit from exercise of stock options	7,463	(1,278)	6,185
Purchase of treasury stock	(23,389)	—	(23,389)

Net cash used in financing activities	(24,601)	(2,004)	(26,605)
Effect of exchange rate changes on cash and cash equivalents	2,539	2,805	5,344

Decrease in cash and cash equivalents	(346)	(717)	(1,063)
Cash and cash equivalents, beginning of period	60,484	(2,132)	58,352

Cash and cash equivalents, end of period	$60,138	$(2,849)	$57,289

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
South Africa
Spain
The Company allocates to each segment its portion of corporate-level operating expenses. All inter-company transactions between the reported segments for the periods presented have been eliminated.
One of the Company’s strategies is to secure additional business through the lower cost opportunities offered by certain foreign countries. Accordingly, the Company contracts with certain clients in one country to provide services from delivery centers in other foreign countries including Argentina, Brazil, Canada, Costa Rica, Mexico, Malaysia, the Philippines and South Africa. Under this arrangement, the contracting subsidiary invoices and collects from its local clients, while also entering into a contract with the foreign operating subsidiary to reimburse the foreign subsidiary for its costs plus a reasonable profit. This reimbursement is reflected as revenue by the foreign subsidiary. As a result, a portion of the revenue from these client contracts is recorded by the contracting subsidiary, while a portion is recorded by the foreign operating subsidiary. For U.S. clients served from Canada and the Philippines, which represents the majority of these arrangements, all the revenue remains within the North American BPO segment. For European and Asia Pacific clients served from the Philippines, a portion of the revenue is reflected in the North American BPO segment. For U.S. clients served from Argentina, Costa Rica, Malaysia, Mexico and South Africa, a portion of the revenue is reflected in the International BPO segment.
For the three months ended June 30, 2008 and 2007, approximately $1.5 million and $0.2 million, respectively, of income from operations in the North American BPO segment were generated from these arrangements. For the three months ended June 30, 2008 and 2007, approximately $5.1 million and $3.3 million, respectively, of income from operations in the International BPO segment were generated from these arrangements. For the six months ended June 30, 2008 and 2007, approximately $2.4 million and $0.4 million, respectively, of income from operations in the North American BPO segment were generated from these arrangements. For the six months ended June 30, 2008 and 2007, approximately $10.4 million and $6.6 million, respectively, of income from operations in the International BPO segment were generated from these arrangements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following tables present certain financial data by segment (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		As restated		As restated
Revenue
North American BPO	$243,238	$225,792	$505,700	$460,237
International BPO	114,178	98,111	219,352	190,516
Database Marketing and Consulting	—	5,705	—	11,595

Total	$357,416	$329,608	$725,052	$662,348

Income (loss) from operations
North American BPO	$26,457	$28,742	$59,001	$62,347
International BPO	3,113	4,689	(143)	4,974
Database Marketing and Consulting	91	(17,233)	(395)	(21,275)

Total	$29,661	$16,198	$58,463	$46,046

The following tables present Revenue based upon the geographic location where the services are provided (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		As restated		As restated
Revenue
United States	$101,017	$99,165	$210,786	$211,374
Philippines	67,327	52,151	136,502	100,883
Asia Pacific	26,830	32,552	55,025	61,133
Canada	39,981	52,941	87,630	104,398
Europe	39,594	37,011	75,895	73,887
Latin America	82,667	55,788	159,214	110,673

Total	$357,416	$329,608	$725,052	$662,348

(4) SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS
The Company had one client Sprint Nextel that contributed in excess of 10% of total revenue for the three and six months ended June 30, 2008 and 2007, which operates in the communications industry. The revenue from this client as a percentage of total revenue was as follows:

Three Months Ended		Six Months Ended
June 30,		June 30,
2008	2007	2008	2007
14.0%	15.2%	14.8%	14.6%
Accounts receivable from Sprint Nextel was as follows (amounts in thousands):

June 30,	December 31,
2008	2007
$30,112	$37,347

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs ongoing credit evaluations of its clients and maintains allowances for uncollectible accounts. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk exists as of June 30, 2008.
(5) GOODWILL
Goodwill consisted of the following (amounts in thousands):

			Foreign
	December 31,		Currency	June 30,
	2007	Impairments	Impact	2008
North American BPO	$35,885	$—	$—	$35,885
International BPO	9,269	—	432	9,701

Total	$45,154	$—	$432	$45,586

Under Statement of Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is no longer amortized but is reviewed for impairment at least annually and more often if a triggering event were to occur in an interim period. The Company’s annual impairment testing is performed in the fourth quarter of each year.
(6) DERIVATIVES
The Company conducts a significant portion of its business in currencies other than the U.S. dollar, the currency in which the Condensed Consolidated Financial Statements are reported. Correspondingly, the Company’s operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. The Company’s subsidiaries in Argentina, Canada, Costa Rica, Malaysia, Mexico, the Philippines and South Africa use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars. To hedge against the risk of principally a weaker U.S. dollar, the Company’s U.S. entity has contracted on behalf of its foreign subsidiaries with several financial institutions to acquire (utilizing forward, non-deliverable forward and/or option contracts) the functional currency of the foreign subsidiary at a fixed exchange rate at specific dates in the future. The Company pays up-front premiums to obtain certain option hedge instruments.
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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
As of June 30, 2008, the notional amount of these derivative instruments is summarized as follows (amounts in thousands):

	Local			Dates
	Currency	U.S. Dollar		Contracts
	Amount	Amount		are Through
Canadian Dollar	100,300	$91,160		December 2010
Philippine Peso	8,789,660	200,934	[1]	August 2010
Argentine Peso	102,913	30,048		December 2009
Mexican Peso	730,500	64,501		April 2010
British Pound Sterling	2,105	4,157	[2]	March 2011

		$390,800

(1)	Includes contracts to purchase Philippine pesos in exchange for British pound sterling and New Zealand dollars, which have been translated into equivalent U.S. dollars on June 30, 2008.

(2)	Includes contracts to purchase British pound sterling in exchange for Euros, which have been translated into equivalent U.S. dollars on June 30, 2008.
The fair value of these derivatives, including option premiums, is classified as Prepaids and Other Current Assets of $10.5 million and $23.9 million; Other Long-term Assets of $4.5 million and $11.3 million; Other Accrued Expenses of $7.9 million and $0.0 million and Other Long-term Liabilities of $6.8 million and $0.0 million as of June 30, 2008 and December 31, 2007, respectively, in the accompanying Condensed Consolidated Balance Sheets.
The Company recorded deferred tax assets of $0.2 million and deferred tax liabilities of $13.7 million related to these derivatives as of June 30, 2008 and December 31, 2007, respectively. A total of $1.3 million of deferred losses, net of tax and $21.4 million of deferred gains, net of tax, on derivative instruments as of June 30, 2008 and December 31, 2007, respectively, were recorded in Accumulated Other Comprehensive Income in the accompanying Condensed Consolidated Balance Sheets.
The Company recorded gains of $4.3 million and $2.9 million for settled hedge contracts and the related premiums for the three months ended June 30, 2008 and 2007, respectively. The Company recorded gains of $10.4 million and $2.6 million for the six months ended June 30, 2008 and 2007, respectively. These gains are reflected in Revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.
(7) FAIR VALUE
Money Market Investments The Company invests in money market funds with its banks that are not publicly traded, but are designed to be highly liquid. The value of the Company’s money market funds are determined by the banks based upon the funds’ net asset values (“NAV”). All of the money market investments permit daily investments and redemptions at a $1.00 NAV. Therefore, the fair value of the Company’s money market investments is determined based upon Level 2 observable inputs from the Company’s banks, which total $21.6 million at June 30, 2008.
Deferred Compensation Plan The Company maintains a non-qualified deferred compensation plan structured as a Rabbi trust (the “Trust”) for certain eligible employees. Participants in the deferred compensation plan select from a menu of phantom investment options for their deferral dollars offered by the Company each year, which are based upon changes in value of complimentary, defined market investments. The deferred compensation liability represents the combined values of market investments against which participant accounts are tracked. The liability is valued based on its cash surrender value. The total value of the deferred compensation liabilities at June 30, 2008 was $4.7 million.
Accounts Receivable and Payable The amounts recorded in the accompanying balance sheet approximate fair value because of their short-term nature.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Derivative Assets and Liabilities The Company’s derivative financial instruments consist of foreign currency forward and purchased option contracts. The portfolio is valued using models based on market observable inputs, including both forward and spot prices for currencies, implied volatilities, and credit risk.
Debt The Company’s debt is reflected in the accompanying balance sheet at amortized cost. Debt consists primarily of the Company’s credit facility, which carries variable interest rates based upon current market conditions and the Company’s credit risk at the time a borrowing occurs, and occasional debt incurred to purchase fixed assets. As of June 30, 2008, the weighted average interest rate of the Company’s credit facility borrowings was 3.4%. Because the Company’s borrowing rate is based upon the Company’s creditworthiness and varies with market rates, the Company considers the fair value of outstanding borrowings to approximate the recorded value or $78.4 million as of June 30, 2008.
The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of SFAS 157 consist of the following:

	Fair Value Measurements at June 30, 2008 Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Balance at June 30,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments(1)	$21.6	$—	$21.6	$—

Total assets	$21.6	$—	$21.6	$—

Liabilities
Foreign currency contracts(2)	$0.6	$—	$0.6	$—
Deferred compensation plan liability(3)	4.7	—	4.7	—

Total liabilities	$5.3	$—	$5.3	$—

(1)	Included in Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheet.

(2)	Included in the accompanying Condensed Consolidated Balance Sheet, as discussed further in Note 6. Excludes option premiums paid.

(3)	Included in Accrued employee compensation and benefits in the accompanying Condensed Consolidated Balance Sheet.
At June 30, 2008, the Company also had assets that, under certain conditions are subject to measurement at fair value on a non-recurring basis, like those associated with acquired businesses, including goodwill and other intangible assets, and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition are applicable if one or more of these assets are determined to be impaired; however, no impairment losses have occurred relative to any of these assets during the six months ended June 30, 2008. If recognition of these assets at their fair value becomes necessary, such measurements will be determined utilizing Level 3 inputs.
(8) INCOME TAXES
The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the Condensed Consolidated Financial Statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more-likely-than-not be recovered from future projected taxable income.

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
As of June 30, 2008, the Company had $62.9 million of deferred tax assets (after a $19.9 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $62.3 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.
The effective tax rate for the three and six months ended June 30, 2008 was 25.9% and 27.0%, respectively.
(9) RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES
Restructuring Charges
During the first half of 2008, the Company undertook a number of restructuring activities primarily associated with reductions in its workforce to better align its workforce with current business needs.
The restructuring of the work force in the International BPO segment resulted in total restructuring costs of $0.4 million for the three months ended June 30, 2008, of which $0.2 million had been paid as of June 30, 2008. For the six months ended June 30, 2008 the International BPO segment incurred restructuring costs of $2.6 million, of which $2.4 million had been paid as of June 30, 2008. All of these charges were for employee severance costs.
The restructuring of the work force in the North American BPO segment resulted in total restructuring costs of $0.1 million for the three and six months ended June 30, 2008, of which $0.1 million had been paid as of June 30, 2008. All of these charges were for employee severance costs.
For the three and six months ended June 30, 2007, the International BPO segment had a charge of $0.3 million for restructuring of the work force.
A rollforward of the activity in the Company’s restructuring accruals is as follows (amounts in thousands):

	Closure of
	Delivery	Reduction in
	Centers	Force	Total
Balance as of December 31, 2007	$4,326	$348	$4,674
Expense	—	2,704	2,704
Payments	(1,819)	(2,741)	(4,560)
Reversals	—	(62)	(62)

Balance as of June 30, 2008	$2,507	$249	$2,756

Impairment Losses
During the three and six months ended June 30, 2007, the Company also recorded impairment charges of $13.5 million, comprised of the following: $13.4 million related to the impairment of the goodwill for the Company’s Database, Marketing and Consulting business, $0.1 million related to the fair value of one delivery center in the Company’s North American BPO segment and two delivery centers in the Company’s International BPO segment being less than their carrying value.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(10) COMMITMENTS AND CONTINGENCIES
Letters of Credit
As of June 30, 2008, outstanding letters of credit and other performance guarantees totaled approximately $11.0 million, which primarily guarantee workers’ compensation and other insurance related obligations and facility leases.
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
On July 28, 2008, a shareholder derivative action was filed in the Court of Chancery, State of Delaware, entitled Susan M. Gregory v. Kenneth D. Tuchman, et. al., against certain of TeleTech’s former and current officers and directors alleging, among other things, that the individual defendants breached their fiduciary duties and were unjustly enriched in connection with: (i) equity grants made in excess of plan limits; and (ii) manipulating the grant dates of stock option grants from 1999 through 2008. TeleTech is named solely as a nominal defendant against whom no recovery is sought. Although the Company expects the majority of expenses related to the shareholder derivative action to be covered by insurance, there can be no assurance that all such expenses will be reimbursed.
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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(11) NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted shares for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		As restated		As restated
Shares used in basic earnings per share calculation	69,977	70,580	69,957	70,474
Effect of dilutive securities Stock options	1,729	2,428	1,662	2,686
Effect of dilutive securities RSUs	23	96	30	22

Shares used in dilutive earnings per share calculation	71,729	73,104	71,649	73,182

For the three months ended June 30, 2008 and 2007, 325,000 and 66,000, respectively, and for the six months ended June 30, 2008 and 2007, 346,000 and 75,000, respectively, of options to purchase shares of common stock were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
(12) EQUITY-BASED COMPENSATION PLANS
The Company has adopted SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS 123(R)”) and applied the modified prospective method for expensing equity compensation. SFAS 123(R) requires all equity-based payments to employees to be recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income at the fair value of the award on the grant date. The fair values of all stock options granted by the Company are estimated on the date of grant using the Black-Scholes-Merton Model.
Stock Options
As of June 30, 2008, there was approximately $5.6 million of total unrecognized compensation cost (including the impact of expected forfeitures as required under SFAS 123(R)) related to unvested share-based compensation arrangements granted under the equity plans that the Company had not recorded. That cost is expected to be recognized over the weighted-average period of four years and the Company recognizes compensation expense straight-line over the vesting term of the option grant. The Company recognized compensation expense related to these options of $0.7 million and $1.8 million, respectively, for the three and six months ended June 30, 2008. The Company recognized compensation expense related to these options of $2.0 million and $3.3 million, respectively, for the three and six months ended June 30, 2007.
Restricted Stock Unit Grants
In January 2007, the Compensation Committee of the Board of Directors granted an aggregate of approximately 1.5 million restricted stock units (“RSUs”) to Executive Officers and members of the Company’s management team. The grants replace the Company’s January 2005 Long-Term Incentive Plan and are intended to provide management with additional incentives to promote the success of the Company’s business, thereby aligning management’s interests with the interests of the Company’s stockholders. In 2007, the Company granted one RSU for 500,000 shares which vests equally over a 10-year period, and an additional RSU for 500,000 shares of which 50% vests equally over five years and 50% is earned by achieving specific performance targets over a five year period. The remaining RSU grants during 2007 are partially earned by achieving specific performance targets and partially time vested. Two-thirds of the RSUs granted vest pro rata over three years based solely on the Company exceeding specified operating income performance targets in each of the years 2007, 2008 and 2009. If the performance target for a particular year is not met, the RSUs scheduled to vest in that year are cancelled. The remaining one-third of the RSUs vest pro-rata in equal installments over five years based on the individual recipient’s continued employment with the Company. Settlement of the RSUs are made in shares of the Company’s common stock by delivery of one share of common stock for each RSU then being settled.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
During the six months ended June 30, 2008, the Company did not issue RSUs. The Company recognized compensation expense related to RSUs of $1.3 million and $2.9 million, for the three and six months ended June 30, 2008, respectively, and $0.7 million and $1.2 million, for the three and six months ended June 30, 2007, respectively.

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
Our Second Quarter 2008 Financial Results
In 2008, our second quarter revenue grew 8.4% to $357.4 million over the year-ago period. Our second quarter 2008 income from operations increased $13.5 million or 83.1% to $29.7 million in 2008 from $16.2 million in the year-ago period and operating margin increased to 8.3% from 4.9% in the year-ago period. Our improved profitability has stemmed primarily from continued expansion into offshore markets, increased utilization of our delivery centers across a 24 hour period, leveraging our global purchasing power and diversifying revenue into higher margin opportunities.

We have experienced strong growth in our offshore delivery centers which primarily serve clients located in other countries. Our offshore delivery capacity now spans seven countries with approximately 24,000 workstations and currently represents more than 60% of our global delivery capabilities. Revenue in these offshore locations grew 18% in the second quarter 2008 to $156 million and represented 44% of our consolidated second quarter 2008 revenue.
Our strong financial position, cash flow from operations and low debt levels allowed us to finance a significant portion of our capital needs through internally generated cash flows. At June 30, 2008, we had $126.9 million of cash and cash equivalents and a total debt to equity ratio of 18.9%.
In 2007, the Audit Committee of TeleTech’s Board of Directors initiated a voluntary, independent review of the Company’s historical equity-based compensation practices and the related accounting (the “Review”). As a result of the Review, as well as items identified in additional reviews and procedures conducted by management, TeleTech restated its Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, Statements of Stockholders’ Equity and Statements of Cash Flows as of December 31, 2006, and for the years ended December 31, 2006 and 2005 and the three and six months ended March 31, 2007 and June 30, 2007, respectively. Restated financial information, as well as a discussion of the Review, and the accounting adjustments made as a result of the restatement, are contained in TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007 and in Note 2 of the Condensed Consolidated Financial Statement in this Form 10-Q.
Cost of Restatement
We have incurred substantial expenses for accounting, legal, tax and other professional services in connection with the Audit Committee’s Review, our internal review, and preparation of our Consolidated Financial Statements and restated Consolidated Financial Statements and related matters. These third-party expenses, which are included in selling, general and administrative expenses, were $3.4 million for the three months ended June 30, 2008; $5.0 million for the three months ended March 31, 2008 and $8.6 million for the year ended December 31, 2007, and are expected to be approximately $10 million in 2008. In addition, in the quarter ended December 31, 2007 we recorded additional compensation expense of $2.9 million for incremental federal, state and employment taxes, assessed upon employees under Section 409A, including penalties, interest and tax “gross-ups”. We have committed to make the employees whole for any adverse tax consequences arising as a result of the vesting or exercise of mispriced options in 2006 and 2007.
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
Cost of Derivative Action
On July 28, 2008, a shareholder derivative action was filed in the Court of Chancery, State of Delaware, entitled Susan M. Gregory v. Kenneth D. Tuchman, et. al., against certain of our former and current officers and directors alleging, among other things, that the individual defendants breached their fiduciary duties and were unjustly enriched in connection with: (i) equity grants made in excess of plan limits; and (ii) manipulating the grant dates of stock option grants from 1999 through 2008. TeleTech is named solely as a nominal defendant against whom no recovery is sought. Although we expect the majority of expenses related to the shareholder derivative action to be covered by insurance, there can be no assurance that all such expenses will be reimbursed.

Regulatory Inquiries Related to Historical Equity-Based Compensation Practices
As previously disclosed, the Audit Committee’s independent counsel voluntarily met and discussed the results of the Review with the staff of the SEC. On July 17, 2008, after we filed our delayed periodic reports (our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2007 and March 31, 2008), the SEC Division of Enforcement sent a letter to the Audit Committee’s independent counsel stating that the Division of Enforcement does not intend to recommend any enforcement action by the SEC.
However, we cannot predict what actions, if any, by the SEC, the IRS or any other regulatory authority or agency may result from the Audit Committee’s Review. For example, the IRS is conducting an inquiry of the tax implications of our historical equity-based compensation practices. We can provide no assurance that there will be no additional inquiries or proceedings by the SEC, the IRS or other regulatory authorities or agencies.
NASDAQ Proceedings
On July 17, 2008, we received a letter from The NASDAQ Stock Market confirming that: (i) the NASDAQ Listing and Hearing Review Council, after consultation with the Listing Qualification staff, had determined that we have regained compliance with all NASDAQ filing requirements under the Marketplace rules, including Rule 4310(c)(14), based on the filing with the SEC of our delayed periodic reports; and (ii) our common stock will continue to be listed on the NASDAQ Global Select Market.
Business Overview
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
China
Costa Rica
England
Germany
Malaysia
Mexico
New Zealand
Northern Ireland
Scotland
South Africa
Spain
BPO Services
The BPO business generates revenue based primarily on the amount of time our associates devote to a client’s program. We primarily focus on large global corporations in the following industries: automotive, communications, financial services, government, healthcare, logistics, media and entertainment, retail, technology and travel and leisure. Revenue is recognized as services are provided. The majority of our revenue is from multi-year contracts, which we expect will continue in the future. However, we do provide certain client programs on a short-term basis.

We have historically experienced annual attrition of existing client programs of approximately 7% to 15% of our revenue. Attrition of existing client programs during the first six months of 2008 was 6%. We believe that this is attributable to our investment in an account management and operations team focused on client service.
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
Adopt or increase BPO services;
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

Our industry is labor-intensive and the majority of our operating costs relate to wages, employee benefits and employment taxes. An improvement in the local or global economies where our delivery centers are located could lead to increased labor-related costs if demand for workers increases while supply decreases. In addition, our industry experiences high personnel attrition and the length of training time required to implement new programs continues to increase due to increased complexities of our clients’ businesses. This may create challenges if we obtain several significant new clients or implement several new, large scale programs and need to recruit, hire and train qualified personnel at an accelerated rate.
As discussed above, our profitability is influenced, in part, by the number of new or expanded client programs. We defer revenue for the initial training that occurs upon commencement of a new client contract (“start-up training”) if that training is billed separately to the client. Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are also deferred up to the amount of deferred start-up training. In these circumstances, both the training revenue and costs are amortized straight-line over the life of the contract. In situations where start-up training is not billed separately, but rather included in the production rates paid by the client over the life of the contract as services are performed, the revenue is recognized over the life of the contract and the associated training expenses are expensed as incurred. As of June 30, 2008, we had deferred Start-up Training revenue, net of costs, of $7.0 million that will be recognized into our income from operations over the remaining life of the corresponding contracts (approximately 15 months).
We may have difficulties managing the timeliness of launching new or expanded client programs and the associated internal allocation of personnel and resources. This could cause slower than anticipated revenue growth and /or higher than expected costs primarily related to hiring, training and retaining the required workforce, either of which could adversely affect our operating results.
Quarterly, we review our capacity utilization and projected demand for future capacity. In connection with these reviews, we may decide to consolidate or close under-performing delivery centers, including those impacted by the loss of a major client program, in order to maintain or improve targeted utilization and margins. In addition, because clients may request that we serve their customers from off-shore delivery centers with lower prevailing labor rates, in the future we may decide to close one or more of our domestic delivery centers, even though it is generating positive cash flow, because we believe that the future profits from conducting such services outside the domestic delivery center may more than compensate for the one-time charges related to closing the facility.
Our profitability is significantly influenced by our ability to increase capacity utilization in our delivery centers. We attempt to minimize the financial impact resulting from idle capacity when planning the development and opening of new delivery centers or the expansion of existing delivery centers. As such, we consider numerous factors that affect capacity utilization, including anticipated expirations, reductions, terminations, or expansions of existing programs and the potential size and timing of new client contracts that we expect to obtain. We continue to win new business with both new and existing clients.
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
We internally target capacity utilization in our delivery centers at 85% to 90% of our available workstations. As of June 30, 2008, the overall capacity utilization in our multi-client centers was 70%. The table below presents workstation data for our multi-client centers as of June 30, 2008 and December 31, 2007. Dedicated and managed centers (9,883 workstations as of June 30, 2008) are excluded from the workstation data as unused workstations in these facilities are not available for sale to other clients. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	June 30, 2008			June 30, 2007
	Total Production			Total Production
	Workstations	In Use	% In Use	Workstations	In Use	% In Use
North American BPO	17,332	11,701	68%	14,014	10,476	75%
International BPO	12,267	9,108	74%	9,876	7,534	76%

Total	29,599	20,809	70%	23,890	18,010	75%

During 2008, capacity utilization declined due to lower volumes with certain existing clients in addition to select new business wins taking longer to ramp given the size complexity, training and global delivery requirements relative to the fourth quarter ended December 31, 2007.
Database Marketing and Consulting
On September 27, 2007, Newgen and TeleTech entered into an agreement to sell substantially all of the assets and certain liabilities associated with its Database Marketing and Consulting business. As a result of the transaction which was completed on September 28, 2007, Newgen received $3.2 million in cash and recorded a loss on disposal of $6.1 million.
The revenue from this business was generated utilizing a database and contact system to promote the sales and service business of automobile dealership customers using targeted marketing solutions through the phone, mail, e-mail and the Web. This business generated a loss from operations including additional impairment and restructuring charges of approximately $21.3 million, after corporate allocations for the six months ended June 30, 2007.
As a result of the segment’s continuing losses, during June 2007, we determined that it was “more-likely-than-not” that we would dispose of our Database Marketing and Consulting business. This triggered impairment testing on an interim basis for this business under the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Other Intangible Assets (“SFAS 142”). As a result, the Database, Marketing and Consulting business recorded an impairment loss of $13.4 million during the second quarter of 2007 to reduce the carrying value of goodwill to zero.
Overall
As shown in the “Results of Operations” which follows later, we have improved income from operations for our North American and International BPO segments. The increases are attributable to a variety of factors such as expansion of work on certain client programs, transitioning work on certain client programs to lower cost operating centers, improving individual client program profit margins and/or eliminating underperforming programs and our multi-phased cost reduction plan.
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
Our BPO segments recognize revenue under three models:
Production Rate Revenue is recognized based on the billable time or transactions of each associate, as defined in the client contract. The rate per billable time or transaction is based on a predetermined contractual rate. This contractual rate can fluctuate based on our performance against certain pre-determined criteria related to quality and performance.
Performance-Based Under performance-based arrangements, we are paid by our clients based on the achievement of certain levels of sales or other client-determined criteria specified in the client contract. We recognize performance-based revenue by measuring our actual results against the performance criteria specified in the contracts. Amounts collected from clients prior to the performance of services are recorded as deferred revenue, which is recorded in Other Short-Term Liabilities or Other Long-Term Liabilities in the accompanying Condensed Consolidated Balance Sheets.
Hybrid Hybrid models include production rate and performance-based elements. For these types of arrangements, the Company allocates revenue to the elements based on the relative fair value of each element. Revenue for each element is recognized based on the methods described above.
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
Equity-Based Compensation
Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS 123(R)”) applying the modified prospective method. SFAS 123(R) requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the Condensed Consolidated Statement of Operations and Comprehensive Income based on the grant date fair value of the award. Prior to the adoption of SFAS 123(R), we accounted for equity-based awards under the intrinsic value method, which followed recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and included equity-based compensation as pro-forma disclosure within the notes to our Condensed Consolidated Financial Statements.
For the three months ended June 30, 2008 and 2007, we recorded expense of $2.0 million and $2.7 million, respectively, for equity-based compensation. For the six months ended June 30, 2008 and 2007, we recorded expense of $4.7 million and $4.5 million, respectively, for equity-based compensation. We expect that equity-based compensation expense for 2008 from existing awards will be approximately $8.9 million. This amount represents both stock option awards and restricted stock unit grants (“RSU”).
The performance-based portion of the RSUs is not included in the equity-based compensation expense described above because it is not probable at this time that the performance targets will be met. In the event that the performance targets of the RSUs become probable, the equity-based compensation expense would increase by approximately $10.2 million in 2008. It is noted that any future significant awards of RSUs or changes in the estimated forfeiture rates of stock options and RSUs may impact this estimate. See Note 12 to the Condensed Consolidated Financial Statements for additional information.

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

Presentation of Non-GAAP Measurements
Free Cash Flow
Free cash flow is a non-GAAP liquidity measurement. We believe that free cash flow is useful to our investors because it measures, during a given period, the amount of cash generated that is available for debt obligations and investments other than purchases of property, plant and equipment. Free cash flow is not a measure determined by GAAP and should not be considered a substitute for “income from operations,” “net income,” “net cash provided by operating activities,” or any other measure determined in accordance with GAAP. We believe that this non-GAAP liquidity measure is useful, in addition to the most directly comparable GAAP measure of “net cash provided by operating activities,” because free cash flow includes investments in operational assets. Free cash flow does not represent residual cash available for discretionary expenditures, since it includes cash required for debt service. Free cash flow also excludes cash that may be necessary for acquisitions, investments and other needs that may arise.
The following table reconciles free cash flow to net cash provided by operating activities for our consolidated results (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		As Restated		As Restated
Free cash flow	$11,907	$2,871	$22,897	$20,198
Purchases of property, plant and equipment	21,223	15,514	36,408	29,020

Net cash provided by operating activities	$33,130	$18,385	$59,305	$49,218

We discuss factors affecting free cash flow between periods in the “Liquidity and Capital Resources” section below.

Results of Operations
Three Months Ended June 30, 2008 As Compared to Three Months Ended June 30, 2007
Operating Review
The following table is presented to facilitate an understanding of our Management’s Discussion and Analysis of Financial Condition and Results of Operations and presents our results of operations by segment for the three months ended June 30, 2008 and 2007 (amounts in thousands):

	Three-Months Ended June 30,
	2008	% of Segment Revenue	2007	% of Segment Revenue	$ Change	% Change
			As restated
Revenue
North American BPO	$243,238	68.1%	$225,792	68.5%	$17,446	7.7%
International BPO	114,178	31.9%	98,111	29.8%	16,067	16.4%
Database Marketing and Consulting	—	0.0%	5,705	1.7%	(5,705)	(100.0)%

	$357,416	100.0%	$329,608	100.0%	$27,808	8.4%

Cost of services
North American BPO	$178,186	73.3%	$160,216	71.0%	$17,970	11.2%
International BPO	87,590	76.7%	73,313	74.7%	14,277	19.5%
Database Marketing and Consulting	57	0.0%	3,699	64.8%	(3,642)	(98.5)%

	$265,833	74.4%	$237,228	72.0%	$28,605	12.1%

Selling, general and administrative
North American BPO	$29,001	11.9%	$29,051	12.9%	$(50)	(0.2)%
International BPO	17,015	14.9%	14,967	15.3%	2,048	13.7%
Database Marketing and Consulting	(158)	0.0%	4,593	80.5%	(4,751)	(103.4)%

	$45,858	12.8%	$48,611	14.7%	$(2,753)	(5.7)%

Depreciation and amortization
North American BPO	$9,594	3.9%	$7,629	3.4%	$1,965	25.8%
International BPO	6,030	5.3%	4,880	5.0%	1,150	23.6%
Database Marketing and Consulting	—	0.0%	1,285	22.5%	(1,285)	(100.0)%

	$15,624	4.4%	$13,794	4.2%	$1,830	13.3%

Restructuring charges, net
North American BPO	$—	0.0%	$—	0.0%	$—	0.0%
International BPO	430	0.4%	262	0.3%	168	64.1%
Database Marketing and Consulting	10	0.0%	—	0.0%	10	100.0%

	$440	0.1%	$262	0.1%	$178	67.9%

Impairment losses
North American BPO	$—	0.0%	$154	0.1%	$(154)	(100.0)%
International BPO	—	0.0%	—	0.0%	—	0.0%
Database Marketing and Consulting	—	0.0%	13,361	234.2%	(13,361)	(100.0)%

	$—	0.0%	$13,515	4.1%	$(13,515)	(100.0)%

Income (loss) from operations
North American BPO	$26,457	10.9%	$28,742	12.7%	$(2,285)	(8.0)%
International BPO	3,113	2.7%	4,689	4.8%	(1,576)	(33.6)%
Database Marketing and Consulting	91	0.0%	(17,233)	(302.1)%	17,324	100.5%

	$29,661	8.3%	$16,198	4.9%	$13,463	83.1%

Other income (expense), net	$(543)	(0.2)%	$(2,235)	(0.7)%	$1,692	75.7%

Provision for income taxes	$(7,536)	(2.1)%	$(4,737)	(1.4)%	$(2,799)	(59.1)%

Revenue
Revenue for North American BPO for the three months ended June 30, 2008 as compared to the same period in 2007 was $243.2 million and $225.8 million, respectively. The increase in revenue for the North American BPO between periods was due to new client programs and the expansion of existing programs.
Revenue for International BPO for the three months ended June 30, 2008 as compared to the same period in 2007 was $114.2 million and $98.1 million, respectively. The increase in revenue for the International BPO between periods was due to new client programs and the expansion of existing programs.
Revenue for Database Marketing and Consulting for the three months ended June 30, 2007 was $5.7 million. This business was sold in September 2007 and therefore, no revenue was recorded in 2008.
Cost of Services
Cost of services for North American BPO for the three months ended June 30, 2008 as compared to the same period in 2007 were $178.2 million and $160.2 million, respectively. Cost of services as a percentage of revenue in the North American BPO increased compared to the prior year due to an increase in employee related costs as decreases in staffing levels lagged reductions in certain client call/transaction volumes, offset in part by an increase in work performed offshore which has a lower cost structure. In absolute dollars, the increase in cost of services corresponds to revenue growth from new and expanded client programs.
Cost of services for International BPO for the three months ended June 30, 2008 as compared to the same period in 2007 were $87.6 million and $73.3 million, respectively. Cost of services as a percentage of revenue in the International BPO increased compared to the prior year due to an increase in employee related costs, offset in part by an increase in the business performed offshore which has a lower cost structure. In absolute dollars, the increase in cost of services corresponds to revenue growth from new and expanded client programs.
Cost of services for Database Marketing and Consulting for the three months ended June 30, 2008 as compared to the same period in 2007 were $0.1 million and $3.7 million, respectively. The decrease from the prior year was due to the sale of this business in September 2007.
Selling, General and Administrative
Selling, general and administrative expenses for North American BPO for the three months ended June 30, 2008 as compared to the same period in 2007 were $29.0 million and $29.1 million, respectively. Included in the three months ended June 30, 2008 selling, general and administrative expenses were $2.2 million of professional fees associated with the Review and restatement of our historic financial statements. The decrease in selling, general and administrative costs as a percentage of revenue is primarily the result of lower funding for performance-based management incentive plans and reductions in reserves required for self-insurance liabilities, along with increased leverage of fixed overhead primarily in relation to salaries and wages. This is being accomplished by utilizing technology and lower cost offshore locations to provide overhead support for certain corporate functions.
Selling, general and administrative expenses for International BPO for the three months ended June 30, 2008 as compared to the same period in 2007 were $17.0 million and $15.0 million, respectively. The increase in absolute dollars is primarily the result of $1.1 million in professional fees associated with the Review and restatement of our historic financial statements. The decrease in selling, general and administrative costs as a percentage of revenue is primarily the result of increased leverage of fixed overhead primarily in relation to salaries and wages. This is being accomplished by utilizing technology and lower cost offshore locations to provide overhead support for certain corporate functions.
Selling, general and administrative (income) / expenses for Database Marketing and Consulting for the three months ended June 30, 2008 as compared to the same period in 2007 were ($0.2) million and $4.6 million, respectively. The decrease was due to the sale of this business in September 2007.

Depreciation and Amortization
Depreciation and amortization expense on a consolidated basis for the three months ended June 30, 2008 and 2007 was $15.6 million and $13.8 million, respectively. Depreciation and amortization expense in both North American BPO and International BPO as a percentage of revenue remained relatively consistent with the prior year. The increase in absolute dollars is due to our continued capacity expansion.
Impairment Losses
During the three months ended June 30, 2008, we recorded no impairment losses compared to $13.5 million in the same period in 2007. Of this amount, $13.4 million related to the impairment of the goodwill for our Database Marketing and Consulting business which was sold in September 2007.
Other Income (Expense)
For the three months ended June 30, 2008, interest income increased to $1.4 million from $0.5 million in the same period in 2007 due to higher cash and cash equivalent balances. Interest expense decreased by $0.1 million due to higher borrowing levels offset by lower borrowing rates in 2008 under the Credit Facility. Other, Net decreased by $0.7 million primarily due to lower foreign currency transaction losses.
Income Taxes
The effective tax rate for the three months ended June 30, 2008 was 25.9%. This compares to an effective tax rate of 33.9% in the same period of 2007.
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

Results of Operations
Six Months Ended June 30, 2008 As Compared to Six Months Ended June 30, 2007
Operating Review
The following table is presented to facilitate an understanding of our Management’s Discussion and Analysis of Financial Condition and Results of Operations and presents our results of operations by segment for the six months ended June 30, 2008 and 2007 (amounts in thousands):

	Six-Months Ended June 30,
		% of		% of
		Segment		Segment
	2008	Revenue	2007	Revenue	$ Change	% Change
			As restated
Revenue
North American BPO	$505,700	69.7%	$460,237	69.5%	$45,463	9.9%
International BPO	219,352	30.3%	190,516	28.8%	28,836	15.1%
Database Marketing and Consulting	—	0.0%	11,595	1.8%	(11,595)	(100.0)%

	$725,052	100.0%	$662,348	100.0%	$62,704	9.5%

Cost of services
North American BPO	$366,736	72.5%	$322,154	70.0%	$44,582	13.8%
International BPO	169,041	77.1%	144,654	75.9%	24,387	16.9%
Database Marketing and Consulting	156	0.0%	7,662	66.1%	(7,506)	(98.0)%

	$535,933	73.9%	$474,470	71.6%	$61,463	13.0%

Selling, general and administrative
North American BPO	$60,947	12.1%	$60,503	13.1%	$444	0.7%
International BPO	36,004	16.4%	31,083	16.3%	4,921	15.8%
Database Marketing and Consulting	279	0.0%	9,121	78.7%	(8,842)	(96.9)%

	$97,230	13.4%	$100,707	15.2%	$(3,477)	(3.5)%

Depreciation and amortization
North American BPO	$18,924	3.7%	$15,079	3.3%	$3,845	25.5%
International BPO	11,853	5.4%	9,543	5.0%	2,310	24.2%
Database Marketing and Consulting	7	0.0%	2,726	23.5%	(2,719)	(99.7)%

	$30,784	4.2%	$27,348	4.1%	$3,436	12.6%

Restructuring charges, net
North American BPO	$92	0.0%	$—	0.0%	$92	100.0%
International BPO	2,597	1.2%	262	0.1%	2,335	891.2%
Database Marketing and Consulting	(47)	0.0%	—	0.0%	(47)	100.0%

	$2,642	0.4%	$262	0.0%	$2,380	908.4%

Impairment losses
North American BPO	$—	0.0%	$154	0.0%	$(154)	(100.0)%
International BPO	—	0.0%	—	0.0%	—	0.0%
Database Marketing and Consulting	—	0.0%	13,361	115.2%	(13,361)	(100.0)%

	$—	0.0%	$13,515	2.0%	$(13,515)	(100.0)%

Income (loss) from operations
North American BPO	$59,001	11.7%	$62,347	13.5%	$(3,346)	(5.4)%
International BPO	(143)	(0.1)%	4,974	2.6%	(5,117)	(102.9)%
Database Marketing and Consulting	(395)	0.0%	(21,275)	(183.5)%	20,880	98.1%

	$58,463	8.1%	$46,046	7.0%	$12,417	27.0%

Other income (expense), net	$(1,591)	(0.2)%	$(3,512)	(0.5)%	$1,921	54.7%

Provision for income taxes	$(15,329)	(2.1)%	$(15,111)	(2.3)%	$(218)	(1.4)%

Revenue
Revenue for North American BPO for the six months ended June 30, 2008 as compared to the same period in 2007 was $505.7 million and $460.2 million, respectively. The increase in revenue for the North American BPO between periods was due to new client programs and the expansion of existing programs.
Revenue for International BPO for the six months ended June 30, 2008 as compared to the same period in 2007 was $219.4 million and $190.5 million, respectively. The increase in revenue for the International BPO between periods was due to new client programs and the expansion of existing programs.
Revenue for Database Marketing and Consulting for the six months ended June 30, 2007 was $11.6 million. This business was sold in September 2007 and therefore, no revenue was recorded in 2008.
Cost of Services
Cost of services for North American BPO for the six months ended June 30, 2008 as compared to the same period in 2007 were $366.7 million and $322.2 million, respectively. Cost of services as a percentage of revenue increased compared to the prior year due to an increase in employee related costs as decreases in staffing levels lagged reductions in certain client call/transaction volumes, offset in part by an increase in work performed offshore which has a lower cost structure. In absolute dollars, the increase in cost of services corresponds to revenue growth from new and expanded client programs.
Cost of services for International BPO for the six months ended June 30, 2008 as compared to the same period in 2007 were $169.0 million and $144.7 million, respectively. Cost of services as a percentage of revenue increased compared to the prior year due to an increase in employee related costs, offset in part by an increase in work performed offshore which has a lower cost structure. In absolute dollars, the increase in cost of services corresponds to revenue growth from new and expanded client programs.
Cost of services for Database Marketing and Consulting for the six months ended June 30, 2008 as compared to the same period in 2007 were $0.2 million and $7.7 million, respectively. The decrease from the prior year was due to the sale of this business in September 2007.
Selling, General and Administrative
Selling, general and administrative expenses for North American BPO for the six months ended June 30, 2008 as compared to the same period in 2007 were $60.9 million and $60.5 million, respectively. The increase in absolute dollars is primarily the result of $5.7 million of professional fees associated with the Review and restatement of our historic financial statements. The decrease in selling, general and administrative costs as a percentage of revenue is primarily the result of lower funding for performance-based management incentive plans and reductions in reserves required for self-insurance liabilities, along with increased leverage of fixed overhead primarily in relation to salaries and wages. This is being accomplished by utilizing technology and lower cost offshore locations to provide overhead support for certain corporate functions.
Selling, general and administrative expenses for International BPO for the six months ended June 30, 2008 as compared to the same period in 2007 were $36.0 million and $31.1 million, respectively. The increase in absolute dollars is primarily the result of $2.6 million in professional fees associated with the Review and restatement of our historic financial statements. As a percentage of revenue, selling, general and administrative costs remained relatively unchanged.
Selling, general and administrative expenses for Database Marketing and Consulting for the six months ended June 30, 2008 as compared to the same period in 2007 were $0.3 million and $9.1 million, respectively. The decrease was due to the sale of this business in September 2007.

Depreciation and Amortization
Depreciation and amortization expense on a consolidated basis for the six months ended June 30, 2008 and 2007 was $30.8 million and $27.3 million, respectively. Depreciation and amortization expense in both North American BPO and International BPO as a percentage of revenue remained relatively consistent with the prior year. The increase in absolute dollars is due to our continued capacity expansion.
Restructuring Charges
During the six months ended June 30, 2008, we recorded $2.6 million of restructuring charges compared to $0.3 million in the same period in 2007. We undertook several restructuring activities primarily associated with reductions in workforce in our International BPO segment to better align our workforce with current business needs.
Impairment Losses
During the six months ended June 30, 2008, we recorded no impairment losses compared to $13.5 million in the same period in 2007. Of this amount, $13.4 million related to the impairment of the goodwill for our Database, Marketing and Consulting segment which was sold in September 2007.
Other Income (Expense)
For the six months ended June 30, 2008, interest income increased $1.6 million from $0.9 million to $2.5 in the same period in 2007 due to higher cash and cash equivalent balances. Interest expense remained relatively unchanged due to higher borrowing levels offset by lower borrowing costs in 2008 under the Credit Facility. Other, Net decreased $0.3 million due primarily to lower foreign currency transaction losses.
Income Taxes
The effective tax rate for the six months ended June 30, 2008 was 27.0%. This compares to an effective tax rate of 35.5% in the same period of 2007.
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
Liquidity and Capital Resources
Our principal source of liquidity is our cash, cash equivalents, cash generated from operations and borrowings under our Amended and Restated Credit Agreement, dated September 28, 2006 (the “Credit Facility”). During the period ended June 30, 2008, we generated positive operating cash flows of $59.3 million. We believe that our existing cash, cash equivalents and cash generated from operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. However, we may make acquisitions or enter into joint ventures and may need to raise additional capital through future debt or equity financing. There can be no assurance that additional financing will be available, at all, or on terms favorable to us.

We utilize our Credit Facility primarily to fund working capital and the purchases of treasury stock. As of June 30, 2008 and December 31, 2007 we had $78.4 million and $65.4 million outstanding under our Credit Facility, respectively.
The amount of capital required in 2008 will also depend on our levels of investment in infrastructure necessary to maintain, upgrade or replace existing assets. Our working capital and capital expenditure requirements could increase materially in the event of acquisitions or joint ventures, among other factors. These factors could require that we raise additional capital in the future. We are currently evaluating exercising the $45 million accordion feature in our Credit Facility to continue to fund working capital, capital expenditures and purchases of treasury stock.
The following discussion highlights our cash flow activities during the six months ended June 30, 2008 and 2007.
Cash and Cash Equivalents
We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. Our cash and cash equivalents totaled $126.9 million and $91.2 million as of June 30, 2008 and December 31, 2007, respectively.
Cash Flows from Operating Activities
We reinvest our cash flows from operating activities in our business or in the purchases of treasury stock. For the six months ended June 30, 2008 and 2007, we reported net cash flows provided by operating activities of $59.3 million and $49.2 million, due primarily to higher net income.
Cash Flows from Investing Activities
We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the six months ended June 30, 2008 and 2007, we reported net cash flows used in investing activities of $36.4 million and $29.0 million, respectively.
Cash Flows from Financing Activities
For the six months ended June 30, 2008 and 2007, we reported net cash flows provided by / (used) in financing activities of $10.9 million and ($26.6) million, respectively. The change from 2007 to 2008 resulted primarily from no purchases of treasury stock and higher net proceeds on the line of credit in 2008.
Free Cash Flow
Free cash flow (see “Presentation of Non-GAAP Measurements” for definition of free cash flow) was $22.9 million and $20.2 million for the six months ended June 30, 2008 and 2007, respectively.
Obligations and Future Capital Requirements
Future maturities of our outstanding debt and contractual obligations as of June 30, 2008 are summarized as follows (amounts in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
Line of credit	$—	$—	$78,400	$—	$78,400
Capital lease obligations	1,239	2,934	1,062	—	5,235
Purchase obligations	33,702	37,800	9,819	—	81,321
Operating lease commitments	34,369	56,819	34,178	26,482	151,848

Total	$69,310	$97,553	$123,459	$26,482	$316,804

•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.

•	The contractual obligation table excludes our FIN48 liabilities of $1.6 million because we cannot reliably estimate the timing of cash payments.
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
Future Capital Requirements
We expect total capital expenditures in 2008 to be approximately $60 to $70 million. Of the expected capital expenditures in 2008, approximately 80% relates to the opening and/or expansion of delivery centers and approximately 20% relates to the maintenance capital required for existing assets and internal technology projects. The anticipated level of 2008 capital expenditures is primarily dependent upon new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technology infrastructure.
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
Debt Instruments and Related Covenants
We discuss debt instruments and related covenants in Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K. As of June 30, 2008, we were in compliance with all financial covenants under the Credit Facility. Interest accrued at the weighted-average rate of approximately 3.4% as of June 30, 2008. Our borrowing capacity under the Credit Facility as of June 30, 2008 was approximately $91.7 million.
Client Concentration
Our five largest clients accounted for 41.2% and 39.7% of our consolidated revenue for the three months ended June 30, 2008 and 2007, respectively. The top five clients accounted for 41.7% and 39.1% of our consolidated revenue for the six months ended June 30, 2008 and 2007, respectively. In addition, these five clients have a greater operating margin percentage than the consolidated Company. The profitability of services provided to these clients varies greatly based upon the specific contract terms with any particular client. In addition, clients may adjust business volumes served by us based on their business requirements. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis. We believe that the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

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
Recently Issued Accounting Pronouncements
We discuss the potential impact of recent accounting pronouncements in Note 1 and Note 7 to the Condensed Consolidated Financial Statements in this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our consolidated financial position, consolidated results of operations, or consolidated cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in U.S. interest rates, the LIBOR and foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to our normal operating and funding activities. As of June 30, 2008, we had entered into financial hedge instruments with several financial institutions to manage and reduce the impact of changes, principally the U.S./Canadian dollar and U.S./Philippine peso exchange rates.
Interest Rate Risk
The interest rate on our Credit Facility is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of June 30, 2008, there was a $78.4 million outstanding balance under the Credit Facility. If the Prime Rate or LIBOR increased 100 basis points, there would not be a material impact to our consolidated financial position or results of operations.
Foreign Currency Risk
We have operations in Argentina, Australia, Brazil, Canada, China, Costa Rica, England, Germany, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, South Africa, and Spain. The expenses from these operations and in some cases the revenue, are denominated in local currency, thereby creating exposures to changes in exchange rates. As a result, we may experience substantial foreign currency translation gains or losses due to the volatility of other currencies compared to the U.S. dollar, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the three months ended June 30, 2008 and 2007, revenue from non-U.S. countries represented 71.8% and 69.9% of our consolidated revenue, respectively.
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
The majority of this exposure is related to work performed from delivery centers located in Canada, the Philippines, Argentina, and Mexico. During the six months ended June 30, 2008 and 2007, the Canadian dollar weakened against the U.S. dollar by 3.1% and strengthened against the U.S. dollar by 8.7%, respectively. We have contracted with several financial institutions on behalf of our Canadian subsidiary to acquire a total of $100.3 million Canadian dollars through December 2010 at a fixed price in U.S. dollars not to exceed $91.2 million. However, certain contracts, representing $55.8 million in Canadian dollars, give us the right (but not obligation) to purchase the Canadian dollars. If the Canadian dollar depreciates relative to the contracted exchange rate, we will elect to purchase the Canadian dollars at the then beneficial market exchange rate.

During the six months ended June 30, 2008 and 2007, the Philippine peso weakened against the U.S. dollar by 8.8% and strengthened against the U.S. dollar by 5.8%, respectively. We have contracted with several financial institutions on behalf of our Philippine subsidiary to acquire a total of 8.6 billion Philippine pesos through August 2010 at a fixed price of $196.9 million U.S. dollars. In addition, we have contracted to purchase approximately 165 million Philippine pesos at a fixed price of approximately $4.0 million U.S. dollars to hedge against devaluation of revenues denominated in currencies other than the U.S. dollar equivalent.
During the six months ended June 30, 2008 and 2007, the Argentina peso strengthened against the U.S. dollar by 3.1% and weakened against the U.S. dollar by 0.4%, respectively. We have contracted with several financial institutions on behalf of our Argentine subsidiary to acquire a total of 102.9 million Argentina pesos through December 2009 at a fixed price of $30.0 million U.S. dollars.
During the six months ended June 30, 2008 and 2007, the Mexican peso strengthened against the U.S. dollar by 5.6% and weakened against the U.S. dollar 0.1%, respectively. We have contracted with several financial institutions on behalf of our Mexican subsidiary to acquire a total of 730.5 million Mexican pesos through April 2010 at a fixed price of $64.5 million U.S. dollars.
During the six months ended June 30, 2008, the British pound weakened against the Euro by 7.5%. We have contracted with a financial institution on behalf of our Brittan subsidiary to acquire a total of 2.1 million British pounds through March 2011 at a fixed price of 2.6 million Euros, or the U.S. dollar equivalent of $4.2 million.
During the six months ended June 30, 2008, the British pound strengthened against the Philippine peso by 9.2%. During the second quarter of 2008, we contracted with a financial institution on behalf of our British subsidiary to acquire a total of 72.8 million Philippine pesos through June 2009 at a fixed price of 0.9 million British pounds, or the U.S. dollar equivalent of $1.8 million.
During the six months ended June 30, 2008, the New Zealand dollar strengthened against the Philippine peso by 7.8%. During the second quarter of 2008, we contracted with a financial institution on behalf of our New Zealand subsidiary to acquire a total of 91.8 million Philippine pesos through November 2009 at a fixed price of $3.0 million New Zealand dollars, or the U.S. dollar equivalent of $2.3 million.
As of June 30, 2008, we had total derivative net liabilities associated with foreign exchange contracts of $0.5 million. The Canadian dollar derivative assets, excluding option premiums, represented $7.3 million of the consolidated balance. Further, approximately 51.3% of the Canadian derivative asset value settles within the next twelve months. The Philippine peso derivative liability represented $12.4 million of the consolidated balance. Further, 45.6% of the Philippine derivative liability value settles within the next twelve months. The Argentina peso derivative assets represented $1.4 million of the consolidated balance. Further, 97.5% of the Argentina derivative asset value settles within the next twelve months. The Mexican peso derivative assets represented $3.6 million of the consolidated balance. Further, 73.2% of the Mexican derivative asset value settles within the next twelve months. The British pound, net derivative liability represented $0.2 million of the consolidated balance. Further, 94.6% of the value settles within the next twelve months. The New Zealand dollar net derivative liability represented $0.2 million of the consolidated balance. Further, 64.3% of the value settles within the next twelve months. If the U.S./Canadian dollar, U.S. dollar/Philippine peso, U.S. dollar/Argentina peso, U.S. dollar/Mexican peso, or Euro/British pound, British pound/Philippine peso, or New Zealand dollar/Philippine peso exchange rates were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding gains or losses in our underlying exposures.

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
Fair Value of Debt and Equity Securities
We did not have any investments in debt or equity securities as of June 30, 2008.
ITEM 4. CONTROLS AND PROCEDURES
This Form 10-Q includes the certifications of our Chief Executive Officer and Interim Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
Background
As previously disclosed in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 under the caption “Item 9A. Controls and Procedures,” management concluded that our internal control over financial reporting was not effective as of December 31, 2007 because of certain deficiencies that constituted material weaknesses in our internal control over financial reporting, including weaknesses involving: (i) insufficient complement of personnel with appropriate accounting knowledge and training; (ii) equity-based compensation accounting; and (iii) lease accounting. Those weaknesses resulted in the restatement of our previously issued annual and interim financial statements from 1996 through the second quarter of 2007. In addition, those material weaknesses could result in material misstatements of substantially all of our financial statements accounts, our annual or interim consolidated financial statements, and our inability to prevent or detect such misstatements on a timely basis.
Our management has been actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses. For a complete description of management’s remediation plan, see “Part II Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2007.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“Interim CFO”), to allow timely decisions regarding required disclosures.
In connection with the preparation of this Form 10-Q, our management, under the supervision and with the participation of our CEO and Interim CFO, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the restatement of previously issued financial statements described above, and the identification of certain material weaknesses in internal control over financial reporting described above, which we view as an integral part of our disclosure controls and procedures, our CEO and Interim CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2008.

In light of these material weaknesses, as discussed in our Form 10-K for the year ended December 31, 2007 and in conjunction with the preparation of this Form 10-Q, we performed the following procedures:
•	Completion of the Audit Committee’s Review and our own internal review of 100%, or 4,347, of the equity awards made awards from our IPO in August 1996 through August 2007 and an additional 539 pre-IPO grants for subsequent modifications, cancellations, and other accounting issues;
•	Our review of 100% of real estate lease arrangements entered into since our IPO in August 1996 to properly record asset retirement obligations and deferred rent, along with a review of all material lease agreements to properly identify capital versus operating leases and other accounting issues;
•	Our efforts to remediate the material weaknesses in internal control over financial reporting (as described in the section below entitled “Management’s Plan for Remediation”); and
•	The performance of additional procedures by management designed to ensure the reliability of our financial reporting.
Based on these procedures, the completion of the Audit Committee’s review, our internal review that required revisions to our previously issued financial statements, efforts to remediate the material weaknesses in internal control over financial reporting, and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.
Management’s Plan for Remediation
Beginning in the first quarter of 2008 and continuing through the date of this Form 10-Q, our management has been actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses. These remediation efforts, outlined below, are intended both to address the identified material weaknesses and to enhance our overall financial control environment.
Insufficient complement of personnel with appropriate accounting knowledge and training. We are remediating this control deficiency by the following actions:
•	In March 2008, we hired a new Assistant General Counsel with experience at major law firms, a public company, the SEC and a public accounting firm, who will provide advice with regard to the disclosures in our periodic reports and our equity-based compensation practices;
•	In May 2008, we hired a new Vice President and Controller who is a licensed CPA with extensive experience in public accounting and public company accounting operations;
•	In July 2008, we hired an assistant controller who reports directly to the Corporate Controller and is responsible for external/SEC reporting, technical accounting issues (in accordance with U.S. GAAP) and Sarbanes-Oxley compliance;
•	We are actively seeking to hire an additional assistant corporate controller who will oversee general ledger operations and monthly/quarterly closing processes;
•	We are also actively seeking to hire additional accounting personnel with knowledge of and technical expertise in U.S. GAAP; and
•	We are implementing personnel resource plans and training designed to ensure that we have sufficient personnel with knowledge, experience, and training in the application of U.S. GAAP.

Equity-based compensation accounting. We have completed certain remedial actions and continue to implement additional control procedures in our equity-based compensation practices which we believe will remediate past deficiencies in our historical equity-based compensation practices, including, among other things:
•	Making annual equity awards at a set time each year and allocating annual grants to recipients before the grant;
•	Making all grants that require Compensation Committee approval, including new hire, promotion and special circumstance grants, at a duly convened meeting, absent extraordinary circumstances warranting action by unanimous written consent, and providing the Compensation Committee with information on the accounting treatment and any non-standard terms of each proposed grant;
•	Designating a senior member of the Human Capital Department who, supported by designated members of the Legal, Tax and Accounting Departments, shall be responsible for ensuring that the accounting treatment, recipient notification requirements, and required disclosure have been determined for each equity award before the award is authorized by the Compensation Committee;
•	Other than as approved under new grant procedures, prohibiting any changes to grants after their approval date, other than to withdraw a grant to an individual in its entirety because of a change in circumstances between approval and issuance of the grant (or to correct clear clerical errors);
•	Undertaking a training program for pertinent personnel in the terms of the Company’s equity compensation plans and improved policies and procedures;
•	Expanding internal audit procedures relating to grant approval and documentation;
•	Hiring additional accounting personnel with specific education and experience in accounting for equity-based compensation; and
•	Reviewing the new equity compensation grant practices after one year of operation.
Lease accounting. We are remediating this control deficiency by redesigning our accounting and control processes over the complete and accurate recording of our real estate lease transactions. Specifically:
•	We have instituted additional levels of managerial review over all lease agreements and the associated accounting;
•	We are establishing processes to evaluate all new or modified leases, including the preparation of a summary of key terms for each lease in order to ensure complete and accurate recording of real estate lease arrangements in accordance with U.S. GAAP; and
•	We are actively seeking to hire additional accounting personnel with specific experience in lease accounting.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Derivative Action
On July 28, 2008, a shareholder derivative action was filed in the Court of Chancery, State of Delaware, entitled Susan M. Gregory v. Kenneth D. Tuchman, et. al., against certain of our former and current officers and directors alleging, among other things, that the individual defendants breached their fiduciary duties and were unjustly enriched in connection with: (i) equity grants made in excess of plan limits; and (ii) manipulating the grant dates of stock option grants from 1999 through 2008. TeleTech is named solely as a nominal defendant against whom no recovery is sought. Although we expect the majority of expenses related to the shareholder derivative action to be covered by insurance, there can be no assurance that all such expenses will be reimbursed.
NASDAQ Proceedings
On July 17, 2008, we received a letter from The NASDAQ Stock Market confirming that: (i) the NASDAQ Listing and Hearing Review Council, after consultation with the Listing Qualification staff, had determined that we have regained compliance with all NASDAQ filing requirements under the Marketplace rules, including Rule 4310(c)(14), based on the filing with the SEC of our delayed periodic reports; and (ii) our common stock will continue to be listed on the NASDAQ Global Select Market.
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In November 2001, the Board of Directors (“Board”) authorized a stock repurchase program to repurchase up to $5 million of our common stock. That plan was subsequently amended by the Board resulting in the authorized repurchase amount increasing to $262 million as of June 30, 2008. The program does not have an expiration date.
There were no purchases in the second quarter of 2008. From inception of the program through June 30, 2008, we have purchased 14.8 million shares for $162.3 million, leaving approximately $100 million remaining under the stock repurchase program as of June 30, 2008.
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

TELETECH HOLDINGS, INC. (Registrant)
Date: August 4, 2008	By:	/s/ Kenneth D. Tuchman Kenneth D. Tuchman Chairman and Chief Executive Officer

Date: August 4, 2008	By:	/s/ John R. Troka, Jr. John R. Troka, Jr. Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)