Form 10-Q
period 2008-09-30
TELETECH HOLDINGS INC
filed 2008-11-04
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2008, there were 65,308,892 shares of the registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2008 FORM 10-Q

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2008 and 2007 (unaudited)	2

Condensed Consolidated Statement of Stockholders’ Equity as of and for the nine months ended September 30, 2008 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	4

Notes to the Unaudited Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	38

Item 4. Controls and Procedures	40

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	44

Item 1A. Risk Factors	44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3. Defaults Upon Senior Securities	45

Item 4. Submission of Matters to a Vote of Security Holders	45

Item 5. Other Information	45

Item 6. Exhibits	46

SIGNATURES	47

EXHIBIT INDEX	48
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$123,156	$91,239
Accounts receivable, net	248,629	270,988
Prepaids and other current assets	45,739	62,344
Deferred tax assets, net	25,071	8,386
Income tax receivables	25,029	26,868

Total current assets	467,624	459,825

Long-term assets
Property, plant and equipment, net	172,003	174,809
Goodwill	44,802	45,154
Contract acquisition costs, net	6,122	6,984
Deferred tax assets, net	42,422	39,764
Other long-term assets	25,839	33,759

Total long-term assets	291,188	300,470

Total assets	$758,812	$760,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$31,009	$38,761
Accrued employee compensation and benefits	90,233	87,480
Other accrued expenses	47,927	28,872
Income tax payables	18,740	18,552
Deferred tax liabilities, net	62	88
Other short-term liabilities	10,583	13,057

Total current liabilities	198,554	186,810

Long-term liabilities
Line of credit	108,700	65,400
Grant advances	3,910	6,741
Deferred tax liabilities, net	—	57
Other long-term liabilities	46,700	46,531

Total long-term liabilities	159,310	118,729

Total liabilities	357,864	305,539

Minority interest	5,135	3,555

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock – $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of September 30, 2008 and December 31, 2007	—	—
Common stock – $0.01 par value; 150,000,000 shares authorized; 65,582,279 and 69,828,671 shares outstanding as of September 30, 2008 and December 31, 2007, respectively	655	698
Treasury stock at cost: 16,472,166 and 12,077,609 shares outstanding as of September 30, 2008 and December 31, 2007, respectively	(213,983)	(143,205)
Additional paid-in capital	340,665	334,593
Accumulated other comprehensive income	7,602	57,888
Retained earnings	260,874	201,227

Total stockholders’ equity	395,813	451,201
Total liabilities and stockholders’ equity	$758,812	$760,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$349,110	$335,727	$1,074,162	$998,075

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	252,666	246,558	788,599	721,028
Selling, general and administrative	51,157	46,968	148,387	147,675
Depreciation and amortization	14,998	14,250	45,782	41,598
Restructuring charges, net	2,015	2,588	4,657	2,850
Impairment	1,033	2,274	1,033	15,789

Total operating expenses	321,869	312,638	988,458	928,940

Income from operations	27,241	23,089	85,704	69,135

Other income (expense)
Interest income	1,327	650	3,801	1,535
Interest expense	(1,595)	(1,395)	(4,649)	(4,457)
Loss on sale of business	—	(6,122)	—	(6,122)
Other, net	(509)	41	(1,520)	(1,294)

Total other expense	(777)	(6,826)	(2,368)	(10,338)

Income before income taxes and minority interest	26,464	16,263	83,336	58,797

Provision for income taxes	(5,368)	(1,082)	(20,697)	(16,193)

Income before minority interest	21,096	15,181	62,639	42,604

Minority interest	(936)	(808)	(2,992)	(1,750)

Net income	$20,160	$14,373	$59,647	$40,854

Other comprehensive income (loss)
Foreign currency translation adjustments	$(26,281)	$7,710	$(20,668)	$19,197
Derivatives valuation, net of tax	(6,922)	5,683	(29,618)	16,721
Other	—	(22)	—	(66)

Total other comprehensive income (loss)	(33,203)	13,371	(50,286)	35,852

Comprehensive income (loss)	$(13,043)	$27,744	$9,361	$76,706

Weighted average shares outstanding
Basic	68,217	70,214	69,373	70,367
Diluted	69,508	72,343	70,922	72,909

Net income per share
Basic	$0.30	$0.20	$0.86	$0.58
Diluted	$0.29	$0.20	$0.84	$0.56
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

							Accumulated
						Additional	Other		Total
	Preferred Stock		Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	Earnings	Equity

Balance as of December 31, 2007	—	$—	69,829	$698	$(143,205)	$334,593	$57,888	$201,227	$451,201
Net income	—	—	—	—	—	—	—	59,647	59,647
Foreign currency translation adjustments	—	—	—	—	—	—	(20,668)	—	(20,668)
Derivatives valuation, net of tax	—	—	—	—	—	—	(29,618)	—	(29,618)
Vesting of restricted stock units	—	—	148	2	—	(2)	—	—	—
Exercised stock options			335	3	4,124	(1,194)	—	—	2,933
Tax shortfall from equity-based awards	—	—	—	—	—	(997)	—	—	(997)
Equity-based compensation expense	—	—	—	—	—	7,889	—	—	7,889
Modifications to equity-based awards	—	—	—	—	—	376	—	—	376
Purchases of common stock	—	—	(4,818)	(48)	(74,902)	—	—	—	(74,950)

Balance as of September 30, 2008	—	$—	65,494	$655	$(213,983)	$340,665	$7,602	$260,874	$395,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine-Months Ended
	September 30,
	2008	2007
Cash flows from operating activities
Net income	$59,647	$40,854
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,782	41,598
Amortization of contract acquisition costs	1,625	2,017
Provision for doubtful accounts	780	609
Loss on disposal of assets	65	6,185
Impairment losses	1,033	15,789
Deferred income taxes	(38)	975
Minority interest	2,992	1,750
Tax shortfall from equity-based awards	(997)	—
Equity-based compensation expense	7,889	9,103
Loss on foreign currency derivative	675	43

Changes in assets and liabilities:
Accounts receivable	15,034	(786)
Prepaids and other assets	(10,472)	(14,751)
Accounts payable and accrued expenses	15,412	2,001
Other liabilities	(14,128)	(5,102)

Net cash provided by operating activities	125,299	100,285

Cash flows from investing activities
Purchases of property, plant and equipment	(51,728)	(43,788)
Proceeds from disposition of business	—	3,237
Payment for contract acquisition costs	(763)	—

Net cash used in investing activities	(52,491)	(40,551)

Cash flows from financing activities
Proceeds from lines of credit	779,170	394,800
Payments on lines of credit	(735,870)	(421,300)
Payments on long-term debt and capital lease obligations	(1,203)	(933)
Payments of debt refinancing fees	(1,105)	(17)
Payments to minority shareholder	(1,428)	(2,693)
Proceeds from exercise of stock options	2,933	15,593
Excess tax benefit from exercise of stock options	—	8,018
Purchase of treasury stock	(73,842)	(47,021)

Net cash used in financing activities	(31,345)	(53,553)

Effect of exchange rate changes on cash and cash equivalents	(9,546)	6,151

Increases in cash and cash equivalents	31,917	12,332
Cash and cash equivalents, beginning of period	91,239	58,352

Cash and cash equivalents, end of period	$123,156	$70,684

Supplemental disclosures
Cash paid for interest	$3,822	$4,131

Cash paid for income taxes	$19,191	$15,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) OVERVIEW AND BASIS OF PRESENTATION
Overview
TeleTech Holdings, Inc. and its subsidiaries (“TeleTech” or the “Company”) serve their clients through the primary businesses of Business Process Outsourcing (“BPO”), which provides outsourced business process, customer management and marketing services for a variety of industries via operations in the U.S., Argentina, Australia, Brazil, Canada, China, Costa Rica, England, Germany, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, South Africa and Spain. On September 28, 2007, the Company, through its wholly owned subsidiary Newgen Results Corporation and related companies (hereinafter “Newgen”), completed the sale of substantially all of the assets and certain liabilities of its Database Marketing and Consulting business, which provided outsourced database management, direct marketing and related customer acquisition and retention services for automotive dealerships and manufacturers in North America.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S., pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Condensed Consolidated Financial Statements do reflect all adjustments (consisting only of normal recurring entries) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of September 30, 2008, and the consolidated results of operations and cash flows of the Company for the three and nine months ended September 30, 2008 and 2007. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements. Where applicable, SFAS 157 simplifies and codifies related guidance within generally accepted accounting principles. Except for non-financial assets and liabilities recognized on a non-recurring basis, the Company adopted SFAS 157 in the first quarter of 2008. As permitted by FASB Staff Position, FSP FAS 157-2, the Company will adopt SFAS 157 for non-financial assets and liabilities recognized on a non-recurring basis as of January 1, 2009. Adoption of SFAS 157 in the first quarter of 2008 did not have a significant impact on the Company’s results of operations, financial position or cash flows. The Company does not expect the adoption of SFAS 157 for non-financial assets and liabilities in the first quarter of 2009 to have a material impact on the Company’s results of operations, financial position or cash flows.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Fair Value Hierarchy – SFAS 157 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:

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
Determination of Fair Value – The Company generally uses quoted market prices (unadjusted) in active markets for identical assets or liabilities for which the Company has the ability to access to determine fair value, and classifies such items in Level 1. Fair values determined by Level 2 inputs utilize inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted market prices in active markets for similar assets or liabilities, and inputs other than quoted market prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
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
Derivative Financial Instruments – The Company enters into foreign currency forward and option contracts and values such contracts using forward rates, discounted at an appropriate forward curve rate and adjusted to account for credit risk. The item is classified in Level 2 of the fair value hierarchy. See related derivatives disclosure in Note 5.
Other Financial Instruments – The Company has other financial instruments recorded at cost but for which fair values are disclosed in accordance with SFAS 107. Effective January 1, 2008, the Company began using the principles of SFAS 157 to value these other financial instruments.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (“SFAS 159”). The Company adopted SFAS 159 as of January 1, 2008. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. The decision whether to elect the fair value option is generally: (i) applied instrument by instrument; (ii) irrevocable (unless a new election date occurs, as discussed in SFAS 157); and (iii) applied only to an entire instrument and not to only specified risks, specific cash flows, or portions of that instrument. Under SFAS 159, financial instruments for which the fair value option is elected, must be valued in accordance with SFAS 157 (as described above) and must be marked to market each period through the income statement. Upon adoption on January 1, 2008, the Company did not elect to change its accounting for any of its financial instruments as permitted by SFAS 159 as of the date of this report. Therefore, the adoption of SFAS 159 did not have a material impact on the Company’s results of operations, financial position or cash flows.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations – a replacement of FASB Statement No. 141 (“SFAS 141(R)”), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. The Company does not expect that the adoption of this pronouncement will have a material impact on its Condensed Consolidated Financial Statements.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Condensed Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. The Company does not expect that the adoption of this pronouncement will have a material impact on its Condensed Consolidated Financial Statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends the disclosure requirements of SFAS No. 33, Accounting for Derivative Instruments and Hedging Activities (“SFAS 33”) related to i) how and why an entity uses derivative instruments, ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and related interpretations, and iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The new disclosures will be expanded to include more tables and discussion about the qualitative aspects of the Company’s hedging strategies. The Company will be required to adopt SFAS 161 on January 1, 2009, at which time the Company expects to expand its derivative disclosures.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(2) SEGMENT INFORMATION
The Company serves its clients through the primary business of BPO services.
The Company’s BPO business provides outsourced business process and customer management services for a variety of industries through global delivery centers and represents 100% of total annual revenue. In September 2007, the Company sold substantially all the assets and certain liabilities of its Database Marketing and Consulting business. When the Company begins operations in a new country, it determines whether the country is intended primarily to serve U.S.-based clients, in which case the country is included in the North American BPO segment. If the country is intended to serve domestic clients from that country and U.S.-based clients, or clients from another country, then the country is included in the International BPO segment. This is consistent with the Company’s management of the business, internal financial reporting structure and operating focus. Operations for each segment of the Company’s BPO business are conducted in the following countries:

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
One of the Company’s strategies is to secure additional business through the lower cost opportunities offered by certain foreign countries. Accordingly, the Company contracts with certain clients in one country to provide services from delivery centers in other foreign countries including Argentina, Canada, Costa Rica, Mexico, Malaysia, the Philippines and South Africa. Under this arrangement, the contracting subsidiary invoices and collects from its local clients, while also entering into a contract with the foreign operating subsidiary to reimburse the foreign operating subsidiary for its costs plus a reasonable profit. This reimbursement is reflected as revenue by the foreign operating subsidiary. As a result, a portion of the revenue from these client contracts is recorded by the contracting subsidiary, while a portion is recorded by the foreign operating subsidiary. For U.S. clients served from Canada and the Philippines, all of the revenue remains within the North American BPO segment. For European and Asia Pacific clients served from the Philippines, a portion of the revenue is reflected in the North American BPO segment. For U.S. clients served from Argentina, Costa Rica, Malaysia, Mexico and South Africa, a portion of the revenue is reflected in the International BPO segment. For European, Asia Pacific and Latin America clients served by countries within the International BPO segment, all revenue remains within the International BPO segment.
European and Asia Pacific clients served from the Philippines generated approximately $1.5 million and $0.7 million of income from operations in the North American BPO segment for the three months ended September 30, 2008 and 2007, respectively, and approximately $3.9 million and $1.1 million for the nine months ended September 30, 2008 and 2007, respectively. U.S. based clients served by countries within our International BPO segment generated approximately $4.4 million of income from operations in the International BPO segment for each of the three months ended September 30, 2008 and 2007 and approximately $14.9 million and $11.0 million for the nine months ended September 30, 2008 and 2007, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
The following tables present certain financial data by segment (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue
North American BPO	$233,171	$229,231	$738,871	$689,468
International BPO	115,939	101,198	335,291	291,714
Database Marketing and Consulting	—	5,298	—	16,893

Total	$349,110	$335,727	$1,074,162	$998,075

Income (loss) from operations
North American BPO	$19,974	$25,430	$78,975	$87,777
International BPO	7,356	4,475	7,213	9,449
Database Marketing and Consulting	(89)	(6,816)	(484)	(28,091)

Total	$27,241	$23,089	$85,704	$69,135

The following table presents revenue based upon the geographic location where the services are provided (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue
United States	$94,688	$100,286	$305,474	$311,660
Latin America	79,953	56,957	239,167	167,630
Philippines	77,179	58,107	213,681	158,990
Canada	36,206	49,798	123,836	154,196
Europe	39,798	36,059	115,693	109,946
Asia Pacific	21,286	34,520	76,311	95,653

Total	$349,110	$335,727	$1,074,162	$998,075

(3) SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS
The Company had one client, Sprint Nextel, that contributed in excess of 10% of total revenue for the three and nine months ended September 30, 2008 and 2007. The revenue from this client as a percentage of total revenue was as follows:

Three Months Ended		Nine Months Ended
September 30,		September 30,
2008	2007	2008	2007

12.0%	15.2%	13.9%	14.8%
Accounts receivable from Sprint Nextel was as follows (amounts in thousands):

September 30,	December 31,
2008	2007

$25,895	$37,347
The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs ongoing credit evaluations of its clients and maintains allowances for uncollectible accounts. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk exists as of September 30, 2008.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(4) GOODWILL
Goodwill consisted of the following (amounts in thousands):

			Foreign
	December 31,		Currency	September 30,
	2007	Impairments	Impact	2008
North American BPO	$35,885	$—	$—	$35,885
International BPO	9,269	—	(352)	8,917

Total	$45,154	$—	$(352)	$44,802

Under Statement of Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is no longer amortized but is reviewed for impairment at least annually and more often if a triggering event were to occur in an interim period. The Company’s annual impairment testing is performed in the fourth quarter of each year unless an indicator of impairment arises.
(5) DERIVATIVES
The Company conducts a significant portion of its business in currencies other than the U.S. dollar, the currency in which the Condensed Consolidated Financial Statements are reported. Correspondingly, the Company’s operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. The Company’s subsidiaries in Argentina, Canada, Costa Rica, Malaysia, Mexico, the Philippines and South Africa use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars and other foreign currencies. To hedge against the risk of principally a weaker U.S. dollar, the Company’s U.S. entity has contracted on behalf of its foreign subsidiaries with several financial institutions to acquire (utilizing forward, non-deliverable forward and/or option contracts) the functional currency of the foreign subsidiary at a fixed exchange rate at specific dates in the future. The Company pays up-front premiums to obtain certain option contracts used as hedge instruments.
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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
As of September 30, 2008, the notional amount of these derivative instruments is summarized as follows (amounts in thousands):

	Local			Dates
	Currency	U.S. Dollar		Contracts
	Amount	Amount		are Through
Canadian Dollar	107,050	$97,819	[1]	December 2010
Philippine Peso	7,862,061	179,227	[2]	August 2010
Argentine Peso	129,035	37,207	[3]	May 2010
Mexican Peso	703,500	62,265		April 2010
British Pound Sterling	1,915	3,379	[4]	March 2011

		$379,897

(1)	Includes options to purchase $54.6 million in Canadian dollars, which give us the right (but not the obligation) to purchase the Canadian dollars. If the Canadian dollar depreciates relative to the contracted exchange rate, the Company will elect to purchase the Canadian dollars at the then beneficial market exchange rate, as opposed to the option price.

(2)	Includes contracts to purchase Philippine pesos in exchange for British pound sterling and New Zealand dollars, which have been translated into equivalent U.S. dollars on September 30, 2008.

(3)	Includes contracts to purchase Argentine pesos in exchange for Euros, which have been translated into equivalent U.S. dollars on September 30, 2008.

(4)	Includes contracts to purchase British pound sterling in exchange for Euros, which have been translated into equivalent U.S. dollars on September 30, 2008.
The fair value of these derivatives, including option premiums, is classified as Prepaids and Other Current Assets of $4.1 million and $23.9 million; Other Long-term Assets of $3.2 million and $11.3 million; Other Accrued Expenses of $12.5 million and $0.0 million and Other Long-term Liabilities of $5.7 million and $0.0 million as of September 30, 2008 and December 31, 2007, respectively, in the accompanying Condensed Consolidated Balance Sheets.
The Company recorded deferred tax assets of $4.6 million and deferred tax liabilities of $13.7 million related to these derivatives as of September 30, 2008 and December 31, 2007, respectively. A total of $7.2 million of deferred losses, net of tax and $21.4 million of deferred gains, net of tax, on derivative instruments as of September 30, 2008 and December 31, 2007, respectively, were recorded in Accumulated Other Comprehensive Income (Loss) in the accompanying Condensed Consolidated Balance Sheets.
The Company recorded gains of $1.4 million and $3.8 million for settled hedge contracts and the related premiums for the three months ended September 30, 2008 and 2007, respectively. The Company recorded gains of $11.8 million and $6.3 million for the nine months ended September 30, 2008 and 2007, respectively. These gains are reflected in Revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(6) FAIR VALUE
Money Market Investments – The Company invests in various well-diversified government-backed money market funds which are managed by our banks. These money market funds are not publicly traded, but have historically been highly liquid. The value of the money market funds is determined by the banks based upon the funds’ net asset values (“NAV”). All of the money market funds currently permit daily investments and redemptions at a $1.00 NAV. The fair value of the Company’s money market investments is $38.0 million at September 30, 2008 as determined based upon Level 2 observable inputs from the banks.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Deferred Compensation Plan – The Company maintains a non-qualified deferred compensation plan structured as a Rabbi trust (the “Trust”) for certain eligible employees. Participants in the deferred compensation plan select from a menu of phantom investment options for their deferral dollars offered by the Company each year, which are based upon changes in value of complimentary, defined market investments. The deferred compensation liability represents the combined values of market investments against which participant accounts are tracked. The liability is valued based on its cash surrender value. The total value of the deferred compensation liabilities at September 30, 2008 was $3.9 million.
Derivative Assets and Liabilities – The Company’s derivative financial instruments consist of foreign currency forward and purchased option contracts. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk.
The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of SFAS 157 consist of the following:

	Fair Value Measurements at September 30, 2008 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments(1)	$38.0	$—	$38.0	$—

Total assets	$38.0	$—	$38.0	$—

Liabilities
Foreign currency contracts(2)	$11.0	$—	$11.0	$—
Deferred compensation plan liability(3)	3.9	—	3.9	—

Total liabilities	$14.9	$—	$14.9	$—

(1)	Included in Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheet.

(2)	Included in the accompanying Condensed Consolidated Balance Sheet, as discussed further in Note 5. Excludes option premiums paid.

(3)	Included in Accrued employee compensation and benefits in the accompanying Condensed Consolidated Balance Sheet.
Accounts Receivable and Payable – The amounts recorded in the accompanying balance sheet approximate fair value because of their short-term nature.
Debt – The Company’s debt is reflected in the accompanying balance sheet at amortized cost. Debt consists primarily of the Company’s Credit Facility, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Facility agreement). As of September 30, 2008, the weighted average interest rate of the Company’s Credit Facility borrowings was 3.5%. Based on the foregoing, the Company considers the fair value of outstanding borrowings to approximate the recorded value or $109.8 million as of September 30, 2008.
At September 30, 2008, the Company also had assets that, under certain conditions are subject to measurement at fair value on a non-recurring basis, like those associated with acquired businesses, including goodwill, other intangible assets, and other long-lived assets. For these assets, measurement at fair value utilizing Level 3 inputs, in periods subsequent to their initial recognition, are applicable if one or more of these assets are determined to be impaired.

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
During the third quarter 2008, the tax audit being conducted by the IRS of the Company’s U.S. income tax returns filed for the tax years ending December 31, 2002, 2003 and 2004 was closed resulting in no material change to the Company’s financial statements. The Company has protested one issue to the appeals branch for an administrative resolution of the matter for which no tax benefit has been recorded under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). In addition, the Company’s U.K. subsidiary is under audit by HM Revenue and Customs for the year ended December 31, 2002. The Company’s subsidiary in the Philippines is also under tax audit for the years ended December 31, 2005 and 2006. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Condensed Consolidated Financial Statements. In addition there are no other tax audits in process in major tax jurisdictions that would have a significant impact on the Company’s Condensed Consolidated Financial Statements.
As of September 30, 2008, the Company had $67.5 million of deferred tax assets (after a $16.1 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $67.4 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability. During the third quarter 2008, we released $2.9 million of the $6.2 million deferred tax valuation allowance with respect to our UK business. This change in estimate was due to (i) the strength and volume of new business and contracts (ii) significant increases in both current year and projected pre-tax income; and (iii) a recent history of cumulative pre-tax income in the UK.
The effective tax rate for the three and nine months ended September 30, 2008 was 20.3% and 24.8%, respectively. The effective tax rate for the three and nine months ended September 30, 2007 was 6.7% and 27.5%, respectively.
(8) RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES
Restructuring Charges
During 2008 and 2007, the Company undertook a number of restructuring activities primarily associated with reductions in its capacity and workforce to better align them with current business needs.
The restructuring of the workforce in the International BPO segment resulted in total restructuring costs of $0.5 million for the three months ended September 30, 2008, of which $0.5 million had been paid as of September 30, 2008. For the nine months ended September 30, 2008 the International BPO segment incurred restructuring costs of $3.1 million, of which $3.1 million had been paid as of September 30, 2008. All of these charges were for employee severance costs.
Total restructuring charges in the North American BPO segment were $1.5 million and $1.6 million for the three and nine months ended September 30, 2008, respectively, primarily relating to the closure to two delivery centers. As of September 30, 2008, $0.6 million had been paid.
During the three and nine months ended September 30, 2007, the Company incurred total restructuring costs of $0.9 million in relation to the Database Marketing and Consulting business. This included severance charges of $0.6 million and an acceleration of equity-based compensation expense associated with certain change of control provisions (related to the sale of substantially all of the assets and certain liabilities of the Database Marketing and Consulting business) included in an equity-based award to a terminated employee.
The restructuring of the workforce in the North American BPO segment resulted in total restructuring costs of $1.3 million for the three and nine months ended September 30, 2007 for employee severance costs.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The restructuring of the workforce in the International BPO segment resulted in total restructuring costs of $0.4 million and $0.7 million for the three and nine months ended September 30, 2007, respectively. All of these charges were for employee severance costs.
A rollforward of the activity in the Company’s restructuring accruals is as follows (amounts in thousands):

	Closure of
	Delivery	Reduction in
	Centers	Force	Total
Balance as of December 31, 2007	$4,326	$348	$4,674
Expense	1,475	3,249	4,724
Payments	(2,883)	(3,502)	(6,385)
Reversals	—	(67)	(67)

Balance as of September 30, 2008	$2,918	$28	$2,946

Impairment Losses
During the three and nine months ended September 30, 2008, the Company recognized an impairment of $1.0 million related to two delivery centers in the North American BPO segment.
During the three and nine months ended September 30, 2007, the Company recognized an impairment charge of $2.3 million and $15.6 million, respectively. The $2.3 million related to the closure of a delivery center for the Database Marketing and Consulting business. The $15.8 million primarily related to impairments of assets and goodwill of the Database Marketing and Consulting business as a result of the sale of substantially all of the assets and liabilities of this business.
(9) COMMITMENTS AND CONTINGENCIES
Letters of Credit
As of September 30, 2008, outstanding letters of credit and other performance guarantees totaled approximately $7.4 million, which primarily guarantee workers’ compensation and other insurance related obligations and facility leases.
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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
Legal Proceedings
On January 25, 2008, a class action lawsuit was filed in the United States District Court for the Southern District of New York entitled Beasley v. TeleTech Holdings, Inc., et al. against TeleTech, certain current directors and officers and others alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act. The complaint alleges, among other things, false and misleading statements in the Registration Statement and Prospectus in connection with (i) a March 2007 secondary offering of common stock and (ii) various disclosures made and periodic reports filed by the Company between February 8, 2007 and November 8, 2007. On February 25, 2008, a second nearly identical class action complaint, entitled Brown v. TeleTech Holdings, Inc., et al., was filed in the same court. On May 19, 2008, the actions described above were consolidated under the caption In re: TeleTech Litigation and lead plaintiff and lead counsel were approved. TeleTech and the other individual defendants intend to defend this case vigorously. Although the Company expects the majority of expenses related to the class action lawsuit to be covered by insurance, there can be no assurance that all of such expenses will be reimbursed.
On July 28, 2008, a shareholder derivative action was filed in the Court of Chancery, State of Delaware, entitled Susan M. Gregory v. Kenneth D. Tuchman, et al., against certain of TeleTech’s former and current officers and directors alleging, among other things, that the individual defendants breached their fiduciary duties and were unjustly enriched in connection with: (i) equity grants made in excess of plan limits; and (ii) manipulating the grant dates of stock option grants from 1999 through 2008. TeleTech is named solely as a nominal defendant against whom no recovery is sought. Although the Company expects the majority of expenses related to the shareholder derivative action to be covered by insurance, there can be no assurance that all such expenses will be reimbursed.
From time to time, the Company has been involved in claims and lawsuits, both as plaintiff and defendant, which arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed both probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, the Company believes that the disposition or ultimate resolution of such claims or lawsuits will not have a material adverse effect on the Company or its Consolidated Financial Statements.
(10) NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted shares for the periods indicated (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Shares used in basic earnings per share calculation	68,217	70,214	69,373	70,367
Effect of dilutive securities – Stock options	1,289	78	1,549	43
Effect of dilutive securities – RSUs	2	2,051	—	2,499

Shares used in dilutive earnings per share calculation	69,508	72,343	70,922	72,909

For the three months ended September 30, 2008 and 2007, options to purchase 289,000 and 300,000 shares of common stock, respectively, and for the nine months ended September 30, 2008 and 2007, options to purchase 139,000 and 100,000 shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the three months ended September 30, 2008 and 2007, restricted stock units (“RSUs”) of 1,237,000 and 864,000, respectively, and for the nine months ended September 30, 2008 and 2007, RSUs of 1,372,000 and 846,000, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

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
Stock Options
As of September 30, 2008, there was approximately $3.8 million of total unrecognized compensation cost (including the impact of expected forfeitures as required under SFAS 123(R)) related to unvested option arrangements granted under the equity plans that the Company had not recorded. That cost is expected to be recognized over the weighted-average period of four years and the Company recognizes compensation expense straight-line over the vesting term of the option grant. The Company recognized compensation expense related to stock options of $1.5 million and $3.3 million, respectively, for the three and nine months ended September 30, 2008. The Company recognized compensation expense related to stock options of $1.4 million and $4.7 million, respectively, for the three and nine months ended September 30, 2007.
Restricted Stock Unit Grants
In January 2007, the Compensation Committee of the Board of Directors granted an aggregate of approximately 1.5 million restricted stock units (“RSUs”) to executive officers and members of the Company’s management team. The grants replace the Company’s January 2005 Long-Term Incentive Plan and are intended to provide management with additional incentives to promote the success of the Company’s business, thereby aligning management’s interests with the interests of the Company’s stockholders. In 2007, the Company granted one RSU for 500,000 shares which vests equally over a 10-year period, and an additional RSU for 500,000 shares of which 50% vests equally over five years and 50% is earned by achieving specific performance targets over a five year period. The remaining RSU grants during 2007 are partially earned by achieving specific performance targets and partially time vested. Two-thirds of the RSUs granted vest pro rata over three years based solely on the Company exceeding specified operating income performance targets in each of the years 2007, 2008 and 2009. If the performance target for a particular year is not met, the RSUs scheduled to vest in that year are cancelled. The remaining one-third of the RSUs vest pro rata in equal installments over five years based on the individual recipient’s continued employment with the Company. Settlement of the RSUs are made in shares of the Company’s common stock by delivery of one share of common stock for each RSU then being settled.
In August 2008, the Company granted an additional 432,000 RSUs that vest annually over four years, to new and existing employees to provide the same incentives as outlined above. The Company recognized compensation expense related to RSUs of $1.7 million and $4.6 million, for the three and nine months ended September 30, 2008, respectively, and $2.1 million and $3.3 million, for the three and nine months ended September 30, 2007, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Introduction
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007. Except for historical information, the discussion below contains certain forward-looking statements that involve risks and uncertainties. The projections and statements contained in these forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.
All statements not based on historical fact are forward-looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, the following are important factors that could cause our actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to the following: achieving estimated revenue from new, renewed and expanded client business as volumes may not materialize as forecasted; achieving continued profit improvement in our International BPO operations; the ability to close and ramp new business opportunities that are currently being pursued or that are in the final stages with existing and/or potential clients; our ability to execute our growth plans, including sales of new products (such as OnDemand); the possibility of lower revenue or price pressure from our clients experiencing a business downturn or merger in their business; greater than anticipated competition in the BPO services market, causing adverse pricing and more stringent contractual terms; risks associated with losing or not renewing client relationships, particularly large client agreements, or early termination of a client agreement; the risk of losing clients due to consolidation in the industries we serve; consumers’ concerns or adverse publicity regarding our clients’ products; our ability to find cost effective locations, obtain favorable lease terms and build or retrofit facilities in a timely and economic manner; risks associated with business interruption due to weather, pandemic, or terrorist-related events; risks associated with attracting and retaining cost-effective labor at our delivery centers; the possibility of asset impairments and restructuring charges; risks associated with changes in foreign currency exchange rates; economic or political changes affecting the countries in which we operate; changes in accounting policies and practices promulgated by standard setting bodies; and new legislation or government regulation that impacts the BPO and customer management industry.
See Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K.
Executive Summary
TeleTech is one of the largest and most geographically diverse global providers of business process outsourcing solutions. We have a 27-year history of designing, implementing and managing critical business processes for Global 1000 companies to help them improve their customers’ experience, expand their strategic capabilities and increase their operating efficiencies. By delivering a high-quality customer experience through the effective integration of customer-facing front-office processes with internal back-office processes, we enable our clients to better serve, grow and retain their customer base. We have developed deep vertical industry expertise and support more than 250 business process outsourcing programs serving approximately 100 global clients in the automotive, broadband, cable, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel, wireline and wireless industries.
As globalization of the world’s economy continues to accelerate, businesses are increasingly competing on a worldwide basis due to rapid advances in technology and telecommunications that permit cost-effective real-time global communications and ready access to a highly skilled global labor force. As a result of these developments, companies have increasingly outsourced business processes to third-party providers in an effort to enhance or maintain their competitive position and increase shareholder value through improved productivity and profitability.

We believe that our revenue will continue to grow over the long-term as global demand for our services is being fueled by the following trends:
•	Integration of front- and back-office business processes to provide an enhanced customer experience. Companies have realized that integrated business processes allow customer needs to be met more quickly and efficiently resulting in higher customer satisfaction and brand loyalty thereby improving their competitive position. A majority of our historic revenues have been derived from providing customer-facing front-office solutions to our clients. Given our global delivery centers are also fully capable of providing back-office solutions, we are uniquely positioned to grow our revenue by winning more back-office opportunities and providing the services during non-peak hours with minimal incremental investment. Furthermore, by spreading our fixed costs across a larger revenue base and increasing our asset utilization, we expect our profitability to improve over time.
•	Increasing percentage of company operations being outsourced to most capable third-party providers. Having experienced success with outsourcing a portion of their business processes, companies are increasingly outsourcing a larger percentage of this work. We believe companies will continue to consolidate their business processes with third-party providers, such as TeleTech, who are financially stable and able to invest in their business while also demonstrating an extensive global operating history and an ability to cost effectively scale to meet their evolving needs.
•	Increasing adoption of outsourcing across broader groups of industries. Early adopters of the business process outsourcing trend, such as the media and communications industries, are being joined by companies in other industries, including healthcare, retailing and financial services. These companies are beginning to adopt outsourcing to improve their business processes and competitiveness. For example, we have seen an increase in our revenue from the healthcare, retail and financial services industries. We believe the number of other industries that will adopt or increase their level of outsourcing will continue to grow further enabling us to increase and diversify our revenue and client base.
•	Focus on speed-to-market by companies launching new products or entering new geographic locations. As companies broaden their product offerings and seek to enter new emerging markets, they are looking for outsourcing providers that can provide speed-to-market while reducing their capital and operating risk. To achieve these benefits, companies are seeking BPO providers with an extensive operating history, an established global footprint and the financial strength to invest in innovation to deliver more strategic capabilities and the ability to scale and meet customer demands quickly. Given our financial stability, geographic presence in 17 countries and our significant investment in standardized technology and processes, clients increasingly select us because we can quickly ramp large, complex business processes around the globe in a short period of time while assuring a high-quality experience for their customers.
Our Strategy
Our objective is to become the world’s largest, most technologically advanced and innovative provider of onshore, offshore and work-from-home BPO solutions. Companies within the Global 1000 are our primary client targets due to their size, global nature, focus on outsourcing and desire for the global, scalable integrated process solutions that we offer. We have developed, and continue to invest in, a broad set of capabilities designed to serve this growing client need. These investments include our TeleTech@Home offering which allows our employees to serve clients from their home. This capability has enhanced the flexibility of our offering allowing clients to choose our onshore, offshore or work from home employees to meet their outsourced business process needs. In addition we have begun to offer ‘hosted services’ where clients can license any aspect of our global network and proprietary applications. While the revenue from these offerings is small relative to our consolidated revenue, we believe it will continue to grow as these services become more widely adopted by our clients. We aim to further improve our competitive position by investing in a growing suite of new and innovative business process services across our targeted industries.

Our business strategy to increase revenue, profitability and our industry position includes the following elements:
•	Deepen and broaden our relationships with existing clients;
•	Win business with new clients and focus on targeted industries where we expect accelerating adoption of business process outsourcing;
•	Continue to invest in innovative proprietary technology and new business offerings;
•	Continue to improve our operating margins through increased offshore delivery; and
•	Selectively pursue acquisitions that extend our capabilities, geographic reach and/or industry expertise.
Our Third Quarter 2008 Financial Results
In 2008, our third quarter revenue grew 4.0% to $349.1 million over the year-ago period. Our third quarter 2008 income from operations increased $4.2 million or 18.0% to $27.2 million in 2008 from $23.1 million in the year-ago period and operating margin increased to 7.8% from 6.9% in the year-ago period. Our improved profitability has stemmed primarily from continued expansion into offshore markets, increased utilization of our delivery centers across a 24-hour period, leveraging our global purchasing power and diversifying revenue into higher margin opportunities.
We have experienced strong growth in our offshore delivery centers which primarily serve clients located in other countries. Our offshore delivery capacity now spans seven countries with approximately 25,300 workstations and currently represents 63% of our global delivery capabilities. Revenue in these offshore locations grew 16% in the third quarter 2008 to $159 million and represented 45% of our consolidated third quarter 2008 revenue.
Our strong financial position, cash flow from operations and low debt levels allowed us to finance a significant portion of our capital needs through internally generated cash flows. At September 30, 2008, we had $123.2 million of cash and cash equivalents and a total debt to equity ratio of 29.5%.
Cost of Restatement
We have incurred substantial expenses for accounting, legal, tax and other professional services in connection with the Audit Committee’s and our internal review of historical, equity-based compensation practices (the “Review”), as well as preparation of our Consolidated Financial Statements and restated Consolidated Financial Statements. These third-party expenses, which are included in selling, general and administrative expenses, were $0.1 million for the three and nine months ended September 30, 2007; $1.4 million and $9.8 million for the three and nine months ended September 30, 2008, respectively; and $8.6 million for the year ended December 31, 2007. In addition, in the quarter ended September 30, 2008 and the quarter ended December 31, 2007 we recorded additional compensation expense of $0.7 million and $2.9 million, respectively, including amounts for incremental federal, state and employment taxes, assessed upon employees under Section 409A of the Internal Revenue Code, including penalties, interest and tax “gross-ups.” We have committed to make our employees whole for any adverse tax consequences arising as a result of the vesting or exercise of mispriced options in 2006 and 2007.
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

Derivative Action
On July 28, 2008, a shareholder derivative action was filed in the Court of Chancery, State of Delaware, entitled Susan M. Gregory v. Kenneth D. Tuchman, et al., against certain of our former and current officers and directors alleging, among other things, that the individual defendants breached their fiduciary duties and were unjustly enriched in connection with: (i) equity grants made in excess of plan limits; and (ii) alleged manipulation of the grant dates of stock option grants from 1999 through 2008. TeleTech is named solely as a nominal defendant against whom no recovery is sought. Although we expect the majority of expenses related to the shareholder derivative action to be covered by insurance, there can be no assurance that all such expenses will be reimbursed.
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

Business Overview
Our BPO business provides outsourced business process, customer management and marketing services for a variety of industries through global delivery centers and represents 100% of total revenue. When we begin operations in a new country, we determine whether the country is intended primarily to serve U.S.-based clients, in which case we include the country in our North American BPO segment, or if the country is intended to serve both domestic clients from that country and U.S.-based clients, in which case we include the country in our International BPO segment. Operations for each segment of our BPO business are conducted in the following countries:

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
We have historically experienced annual attrition of existing client programs of approximately 7% to 15% of our revenue. Attrition of existing client programs during the first nine months of 2008 was 7%, which is consistent with the nine months ended 2007, and is at the low end of our range of historical experience. We believe that this is attributable to our investment in an account management and operations team focused on client service.
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
Our ability to renew or enter into new multi-year contracts, particularly large complex opportunities, is dependent upon the macroeconomic environment in general and the specific industry environments in which our clients operate. A weakening of the U.S. or the global economy could result in lower volumes from our existing clients, longer sales cycles or cause delays in closing new business opportunities.
Our potential clients typically obtain bids from multiple vendors and evaluate many factors in selecting a service provider including, among other factors, the scope of services offered, the service record of the vendor and price. We generally price our bids with a long-term view of profitability and, accordingly, we consider all of our fixed and variable costs in developing our bids. We believe that our competitors, at times, may bid business based upon a short-term view, as opposed to our longer-term view, resulting in a lower price bid. While we believe that our clients’ perceptions of the value we provide results in successful competitive wins, there are often situations where a potential client may prefer a lower cost.
Our industry is labor-intensive and the majority of our operating costs relate to wages, employee benefits and employment taxes. A strengthening in the local or global economies where our delivery centers are located could lead to increased labor-related costs if demand for workers increases while supply decreases. In addition, our industry experiences high personnel attrition and the length of training time required to implement new programs continues to increase due to increased complexities of our clients’ businesses. This may create challenges if we obtain several significant new clients or implement several new, large scale programs and need to recruit, hire and train qualified personnel at an accelerated rate.
As discussed above, our profitability is influenced, in part, by the number of new or expanded client programs. We defer revenue for the initial training that occurs upon commencement of a new client contract (“Start-up Training”) if that training is billed separately to the client. Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are also deferred. In these circumstances, both the training revenue and costs are amortized straight-line over the life of the contract. In situations where Start-up Training is not billed separately, but rather included in the production rates paid by the client over the life of the contract as services are performed, the revenue is recognized over the life of the contract and the associated training expenses are expensed as incurred. As of September 30, 2008, we had deferred Start-up Training revenue, net of costs, of $7.6 million that will be recognized into our income from operations over the remaining life of the corresponding contracts (approximately 39 months).
We may have difficulties managing the timeliness of launching new or expanded client programs and the associated internal allocation of personnel and resources. This could cause slower than anticipated revenue growth and/or higher than expected costs primarily related to hiring, training and retaining the required workforce, either of which could adversely affect our operating results.

Quarterly, we review our capacity utilization and projected demand for future capacity. In connection with these reviews, we may decide to consolidate or close under-performing delivery centers, including those impacted by the loss of a major client program, in order to maintain or improve targeted utilization and margins. In addition, clients may request that we serve their customers from off-shore delivery centers with lower prevailing labor rates. As a result, we may decide to close one or more of our on-shore delivery centers, even though it is generating positive cash flow, because we believe that the future profits from conducting such services in another country may more than compensate for the charges related to closing the facility.
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
We target capacity utilization in our delivery centers at 85% to 90% of our available workstations. As of September 30, 2008, the overall capacity utilization in our multi-client centers was 70%. The table below presents workstation data for our multi-client centers as of September 30, 2008 and 2007. Dedicated and managed centers (9,257 and 10,072 workstations as of September 30, 2008 and 2007, respectively) are excluded from the workstation data as unused workstations in these facilities are not available for sale to other clients. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	September 30, 2008			September 30, 2007
	Total Production			Total Production
	Workstations	In Use	% In Use	Workstations	In Use	% In Use
North American BPO
Sites open < 1 year	2,935	1,252	43%	1,843	367	20%
Sites open > 1 year	14,289	10,949	77%	13,946	10,552	76%

Total North American BPO	17,224	12,201	71%	15,789	10,919	69%

International BPO
Sites open < 1 year	3,160	1,480	47%	1,972	273	14%
Sites open > 1 year	10,000	7,464	75%	9,866	7,756	79%

Total International BPO	13,160	8,944	68%	11,838	8,029	68%

Total	30,384	21,145	70%	27,627	18,948	69%

Overall
As shown in the “Results of Operations” section which follows later, we have improved income from operations for our North American and International BPO segments. The increases are attributable to a variety of factors such as expansion of work on certain client programs, transitioning work on certain client programs to lower cost operating centers, improving individual client program profit margins and/or eliminating underperforming programs and our multi-phased cost reduction plan.
As we pursue acquisition opportunities, it is possible that the contemplated benefits of any future acquisitions may not materialize within the expected time periods or to the extent anticipated. Critical to the success of our acquisition strategy is the orderly, effective integration of acquired businesses into our organization. If this integration is unsuccessful, our business may be adversely impacted. There is also the risk that our valuation assumptions and models for an acquisition may be overly optimistic or incorrect.

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
Hybrid – Hybrid models include production rate and performance-based elements. For these types of arrangements, we allocate revenue to the elements based on the relative fair value of each element. Revenue for each element is recognized based on the methods described above.
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
As required by SFAS 109, we continually review the likelihood that deferred tax assets will be realized in future tax periods under the more likely than not criterion. In making this judgment, SFAS 109 requires that all available evidence, both favorable and unfavorable, should be considered in determining whether, based on the weight of that evidence, a valuation allowance is required.
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

Goodwill
In accordance with SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is tested for impairment at least annually for reporting units one level below the segment level for the North American BPO and International BPO segments, which consists of one subsidiary company. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The impairment, if any, is measured based on the estimated fair value of the reporting unit. Fair value can be determined based on discounted cash flows, comparable sales, or valuations of other similar businesses. Our policy is to test goodwill for impairment in the fourth quarter of each year unless an indicator of impairment arises.
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
For the three months ended September 30, 2008 and 2007, we recorded expense of $3.2 million and $3.5 million, respectively, for equity-based compensation. For the nine months ended September 30, 2008 and 2007, we recorded expense of $7.9 million and $8.0 million, respectively, for equity-based compensation. We expect that equity-based compensation expense for 2008 from existing awards will be approximately $10.6 million. This amount represents awards of both stock options and restricted stock units (“RSUs”).
The performance-based portion of the RSUs is not included in the equity-based compensation expense described above because it is not probable at this time that the performance targets will be met. In the event that achievement of the RSU performance targets becomes probable, equity-based compensation expense would increase by approximately $9.9 million in 2008. It is noted that any future significant awards of RSUs or changes in the estimated forfeiture rates of stock options and RSUs may impact this estimate. See Note 11 to the Condensed Consolidated Financial Statements for additional information.
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
Interest Expense
Interest expense includes interest expense and amortization of debt issuance costs associated with our debts and capitalized lease obligations.
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
Presentation of Non-GAAP Measurements
Free Cash Flow
Free cash flow is a non-GAAP liquidity measurement that is defined as “net cash provided by operating activities,” less “purchases of property, plant and equipment.” We believe that free cash flow is useful to our investors because it measures, during a given period, the amount of cash generated that is available for debt obligations and investments other than purchases of property, plant and equipment. Free cash flow should not be considered a substitute for “income from operations,” “net income,” “net cash provided by operating activities,” or any other measure determined in accordance with GAAP. However, we believe that this non-GAAP liquidity measure is useful, in addition to the most directly comparable GAAP measure of “net cash provided by operating activities,” because free cash flow includes investments in operational assets. Free cash flow does not represent residual cash available for discretionary expenditures, since it includes cash required for debt service. Free cash flow also excludes cash that may be necessary for acquisitions, investments and other needs that may arise.

The following table reconciles free cash flow to net cash provided by operating activities for our consolidated results (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Free cash flow	$50,674	$36,299	$73,571	$56,497
Purchases of property, plant and equipment	15,320	14,768	51,728	43,788

Net cash provided by operating activities	$65,994	$51,067	$125,299	$100,285

We discuss factors affecting free cash flow between periods in the “Liquidity and Capital Resources” section below.

Results of Operations
Three Months Ended September 30, 2008 As Compared to Three Months Ended September 30, 2007
Operating Review
The following table is presented to facilitate an understanding of our Management’s Discussion and Analysis of Financial Condition and Results of Operations and presents our results of operations by segment for the three months ended September 30, 2008 and 2007 (amounts in thousands):

	Three-Months Ended September 30,
		% of		% of
		Segment		Segment
	2008	Revenue	2007	Revenue	$ Change	% Change
Revenue
North American BPO	$233,171	66.8%	$229,231	68.3%	$3,940	1.7%
International BPO	115,939	33.2%	101,198	30.1%	14,741	14.6%
Database Marketing and Consulting	—	0.0%	5,298	1.6%	(5,298)	(100.0)%

	$349,110	100.0%	$335,727	100.0%	$13,383	4.0%

Cost of services
North American BPO	$170,311	73.0%	$166,106	72.5%	$4,205	2.5%
International BPO	82,339	71.0%	76,920	76.0%	5,419	7.0%
Database Marketing and Consulting	16	0.0%	3,532	66.7%	(3,516)	(99.5)%

	$252,666	72.4%	$246,558	73.4%	$6,108	2.5%

Selling, general and administrative
North American BPO	$31,491	13.5%	$28,409	12.4%	$3,082	10.8%
International BPO	19,593	16.9%	14,350	14.2%	5,243	36.5%
Database Marketing and Consulting	73	0.0%	4,209	79.4%	(4,136)	(98.3)%

	$51,157	14.7%	$46,968	14.0%	$4,189	8.9%

Depreciation and amortization
North American BPO	$8,892	3.8%	$8,017	3.5%	$875	10.9%
International BPO	6,106	5.3%	5,053	5.0%	1,053	20.8%
Database Marketing and Consulting	—	0.0%	1,180	22.3%	(1,180)	(100.0)%

	$14,998	4.3%	$14,250	4.2%	$748	5.2%

Restructuring charges, net
North American BPO	$1,470	0.6%	$1,269	0.6%	$201	15.8%
International BPO	545	0.5%	400	0.4%	145	36.3%
Database Marketing and Consulting	—	0.0%	919	17.3%	(919)	(100.0)%

	$2,015	0.6%	$2,588	0.8%	$(573)	(22.1)%

Impairment losses
North American BPO	$1,033	0.4%	$—	0.0%	$1,033	100.0%
International BPO	—	0.0%	—	0.0%	—	0.0%
Database Marketing and Consulting	—	0.0%	2,274	42.9%	(2,274)	(100.0)%

	$1,033	0.3%	$2,274	0.7%	$(1,241)	(54.6)%

Income (loss) from operations
North American BPO	$19,974	8.6%	$25,430	11.1%	$(5,456)	(21.5)%
International BPO	7,356	6.3%	4,475	4.4%	2,881	64.4%
Database Marketing and Consulting	(89)	0.0%	(6,816)	(128.7)%	6,727	98.7%

	$27,241	7.8%	$23,089	6.9%	$4,152	18.0%

Other income (expense), net	$(777)	(0.2)%	$(6,826)	(2.0)%	$6,049	88.6%

Provision for income taxes	$(5,368)	(1.5)%	$(1,082)	(0.3)%	$(4,286)	(396.1)%

Revenue
Our percentage of off-shore revenue continued to increase as a result of continued execution of our off-shore delivery strategy. Our offshore delivery capacity now represents 63% of our global delivery capabilities. Revenue in these offshore locations grew 16% in the third quarter of 2008 from the prior year quarter to $159 million from $136 million, and represented 45% of our total revenue.
Revenue for North American BPO for the three months ended September 30, 2008 as compared to the same period in 2007 was $233.2 million and $229.2 million, respectively. The increase in revenue for the North American BPO was due to net expansion of client programs of $15.0 million offset by certain program terminations of $11.0 million.
Revenue for International BPO for the three months ended September 30, 2008 as compared to the same period in 2007 was $115.9 million and $101.2 million, respectively. The increase in revenue for the International BPO was due to the net expansion of client programs of $16.3 million, positive changes in foreign exchange rates causing an increase in revenue of $5.0 million, offset by certain program terminations of $6.6 million.
Revenue for Database Marketing and Consulting for the three months ended September 30, 2007 was $5.3 million. Substantially all of the assets and liabilities associated with this business were sold in September 2007 and therefore, no revenue was generated in 2008.
Cost of Services
Cost of services for North American BPO for the three months ended September 30, 2008 as compared to the same period in 2007 were $170.3 million and $166.1 million, respectively. Cost of services as a percentage of revenue in the North American BPO increased slightly compared to the prior year. In absolute dollars the increase is due to an increase of $6.4 million in employee related expenses due to implementation of new and expanded client programs and a net decrease of $2.2 million in other expenses.
Cost of services for International BPO for the three months ended September 30, 2008 as compared to the same period in 2007 were $82.3 million and $76.9 million, respectively. Cost of services as a percentage of revenue in the International BPO decreased compared to the prior year due to expanded offshoring of certain international clients. In absolute dollars the increase is due to an increase of $2.6 million in employee related expenses due to implementation of new and the growth of existing clients, with approximately $0.7 million of that increase due to changes in foreign exchange rates, and $2.8 million in net increases in other expenses.
Cost of services for Database Marketing and Consulting for the three months ended September 30, 2008 as compared to the same period in 2007 was $0.0 million and $3.5 million, respectively. The decrease from the prior year was due to the sale of substantially all of the assets and liabilities associated with this business in September 2007.
Selling, General and Administrative
Selling, general and administrative expenses for North American BPO for the three months ended September 30, 2008 as compared to the same period in 2007 were $31.5 million and $28.4 million, respectively. The expenses increased in absolute dollars and as a percentage of revenue as a result of $1.4 million of professional fees and payroll taxes associated with the Review and restatement of our historic financial statements, and a net increase of $1.7 million in various other expenses.
Selling, general and administrative expenses for International BPO for the three months ended September 30, 2008 as compared to the same period in 2007 were $19.6 million and $14.4 million, respectively. The expenses increased in absolute dollars and as a percentage of revenue as a result of $0.7 million of professional fees and payroll taxes associated with the Review and restatement of our historical financial statements, an increase of $3.6 million for employee related expenses, and a net increase of $0.9 million in other expenses.

Selling, general and administrative expenses for Database Marketing and Consulting for the three months ended September 30, 2008 as compared to the same period in 2007 were $0.1 million and $4.2 million, respectively. The decrease was due to the sale of substantially all of the assets and liabilities associated with this business in September 2007.
Depreciation and Amortization
Depreciation and amortization expense on a consolidated basis for the three months ended September 30, 2008 and 2007 was $15.0 million and $14.3 million, respectively. Depreciation and amortization expense in both the North American BPO and International BPO as a percentage of revenue increased slightly compared to the prior year. The North American BPO included an increase in the Philippines of $1.1 million due to new capacity. The International BPO included an increase for Latin America of $0.7 million due to new capacity. The Database Marketing and Consulting depreciation expense decreased by $1.2 million due to the sale of substantially all of the assets and liabilities associated with this business in September 2007.
Restructuring Charges
During the three months ended September 30, 2008, we recorded $2.0 million of restructuring charges compared to $2.6 million in the same period in 2007. During 2008, we undertook several restructuring activities including the closure of two North American BPO delivery centers and reductions in workforce in our International BPO segment to better align our workforce with current business needs.
Impairment Losses
During the three months ended September 30, 2008, we recorded $1.0 million of impairment charges compared to $2.3 million in the same period in 2007. In 2008, these impairment charges related to the closure of two North American BPO delivery centers. In 2007, this charge related to the impairment of fixed assets in our Database Marketing and Consulting business.
Other Income (Expense)
For the three months ended September 30, 2008, interest income increased to $1.3 million from $0.7 million in the same period in 2007 due to higher cash and cash equivalent balances. Interest expense increased by $0.2 million due to higher borrowing levels offset by lower borrowing rates in 2008 under the revised Credit Facility. Other, Net decreased by $0.5 million primarily due to higher foreign currency transaction losses.
Income Taxes
The effective tax rate for the three months ended September 30, 2008 was 20.3%. This compares to an effective tax rate of 6.7% in the same period of 2007. During the third quarter 2008, we reached the decision that it was appropriate to release $2.9 million of the deferred tax valuation allowance with respect to our UK business. The remaining valuation allowance relating to deferred tax assets in the UK is $3.3 million. This change in estimate concerning the recoverability of deferred tax assets in the UK during future accounting periods comes as a result of several factors, including: (i) the strength and volume of new business and contracts; (ii) significant increases in both current year and projected pre-tax income; and (iii) a recent history of cumulative pre-tax income in the UK. As required by SFAS 109, the valuation allowance was reversed into earnings during the quarter in which the change in estimate occurred.

Without this change in estimate concerning the UK valuation allowance, the effective tax rate for the three months ended September 30, 2008 would have been 31.3%. The 2008 effective tax rate is positively influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. In the future, our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Further, we are subject to changing tax laws, regulations and interpretations in multiple jurisdictions, in which we operate, as well as the requirements, pronouncements and rulings of certain tax, regulatory and accounting organizations. We estimate our annual effective tax rate each quarter based on a combination of actual and forecasted results of subsequent quarters. Consequently, significant changes in our actual quarterly or forecasted results may impact the effective tax rate for the current or future periods We expect that the effective tax rate in future periods will continue to be approximately 30% to 33% principally because we expect our distribution of pre-tax income between the U.S. and our international tax jurisdictions to return to more typical levels seen in recent years.

Results of Operations
Nine months Ended September 30, 2008 As Compared to Nine months Ended September 30, 2007
Operating Review
The following table is presented to facilitate an understanding of our Management’s Discussion and Analysis of Financial Condition and Results of Operations and presents our results of operations by segment for the nine months ended September 30, 2008 and 2007 (amounts in thousands):

	Nine-Months Ended September 30,
		% of		% of
		Segment		Segment
	2008	Revenue	2007	Revenue	$ Change	% Change
Revenue
North American BPO	$738,871	68.8%	$689,468	69.1%	$49,403	7.2%
International BPO	335,291	31.2%	291,714	29.2%	43,577	14.9%
Database Marketing and Consulting	—	0.0%	16,893	1.7%	(16,893)	(100.0)%

	$1,074,162	100.0%	$998,075	100.0%	$76,087	7.6%

Cost of services
North American BPO	$537,047	72.7%	$488,260	70.8%	$48,787	10.0%
International BPO	251,380	75.0%	221,574	76.0%	29,806	13.5%
Database Marketing and Consulting	172	0.0%	11,194	66.3%	(11,022)	(98.5)%

	$788,599	73.4%	$721,028	72.2%	$67,571	9.4%

Selling, general and administrative
North American BPO	$92,438	12.5%	$88,912	12.9%	$3,526	4.0%
International BPO	55,597	16.6%	45,433	15.6%	10,164	22.4%
Database Marketing and Consulting	352	0.0%	13,330	78.9%	(12,978)	(97.4)%

	$148,387	13.8%	$147,675	14.8%	$712	0.5%

Depreciation and amortization
North American BPO	$27,816	3.8%	$23,096	3.3%	$4,720	20.4%
International BPO	17,959	5.4%	14,596	5.0%	3,363	23.0%
Database Marketing and Consulting	7	0.0%	3,906	23.1%	(3,899)	(99.8)%

	$45,782	4.3%	$41,598	4.2%	$4,184	10.1%

Restructuring charges, net
North American BPO	$1,562	0.2%	$1,269	0.2%	$293	23.1%
International BPO	3,142	0.9%	662	0.2%	2,480	374.6%
Database Marketing and Consulting	(47)	0.0%	919	5.4%	(966)	(105.1)%

	$4,657	0.4%	$2,850	0.3%	$1,807	63.4%

Impairment losses
North American BPO	$1,033	0.1%	$154	0.0%	$879	570.8%
International BPO	—	0.0%	—	0.0%	—	0.0%
Database Marketing and Consulting	—	0.0%	15,635	92.6%	(15,635)	(100.0)%

	$1,033	0.1%	$15,789	1.6%	$(14,756)	(93.5)%

Income (loss) from operations
North American BPO	$78,975	10.7%	$87,777	12.7%	$(8,802)	(10.0)%
International BPO	7,213	2.2%	9,449	3.2%	(2,236)	(23.7)%
Database Marketing and Consulting	(484)	0.0%	(28,091)	(166.3)%	27,607	98.3%

	$85,704	8.0%	$69,135	6.9%	$16,569	24.0%

Other income (expense), net	$(2,368)	(0.2)%	$(10,338)	(1.0)%	$7,970	77.1%

Provision for income taxes	$(20,697)	(1.9)%	$(16,193)	(1.6)%	$(4,504)	(27.8)%

Revenue
As discussed above, we continue to increase our offshore revenue delivery capacity and it now represents 63% of our global delivery capabilities. Revenue in these offshore locations grew 21% for the nine months ended September 30, 2008 from the same period in prior year to $478 million from $396 million, and represented 45% of our total revenue.
Revenue for North American BPO for the nine months ended September 30, 2008 as compared to the same period in 2007 was $738.9 million and $689.5 million, respectively. The increase in revenue for the North American BPO was due to net expansion of client programs of $93.6 million offset by certain program terminations of $44.2 million.
Revenue for International BPO for the nine months ended September 30, 2008 as compared to the same period in 2007 was $335.3 million and $291.7 million, respectively. The increase in revenue for the International BPO was due to the net expansion of client programs of $40.5 million, positive changes in foreign exchange rates causing an increase in revenue of $24.8 million, offset by certain program terminations of $21.7 million.
Revenue for Database Marketing and Consulting for the nine months ended September 30, 2007 was $16.9 million. Substantially all of the assets and liabilities associated with this business were sold in September 2007 and therefore, no revenue was generated in 2008.
Cost of Services
Cost of services for North American BPO for the nine months ended September 30, 2008 as compared to the same period in 2007 were $537.0 million and $488.3 million, respectively. Cost of services as a percentage of revenue in the North American BPO increased compared to the prior year. In absolute dollars the increase is due to an increase of $48.9 million in employee related expenses due to implementation of new and expanded client programs and a net decrease of $0.2 million in other expenses.
Cost of services for International BPO for the nine months ended September 30, 2008 as compared to the same period in 2007 were $251.4 million and $221.6 million, respectively. Cost of services as a percentage of revenue in the International BPO decreased compared to the prior year due to expanded offshoring of certain international clients. In absolute dollars the increase is due to an increase of $19.8 million in employee related expenses due to implementation of new and existing clients, with approximately $5.9 million of that increase due to changes in foreign exchange rates, increases in rent and occupancy costs of $2.8 million, increased telecommunications expenses of $2.0 million due to increased revenue, and $5.2 million in net increases in other expenses.
Cost of services for Database Marketing and Consulting for the nine months ended September 30, 2008 as compared to the same period in 2007 were $0.2 million and $11.2 million, respectively. The decrease from the prior year was due to the sale of substantially all of the assets and liabilities associated with this business in September 2007.
Selling, General and Administrative
Selling, general and administrative expenses for North American BPO for the nine months ended September 30, 2008 as compared to the same period in 2007 were $92.4 million and $88.9 million, respectively. The expenses increased in absolute dollars and as a percentage of revenue as a result of $7.1 million of professional fees and payroll taxes associated with the Review and restatement of our historical financial statements, and a net decrease of $3.6 million in other expenses. The net decrease in other expenses is the result of utilizing technology and lower cost offshore locations to provide overhead support for certain corporate functions.

Selling, general and administrative expenses for International BPO for the nine months ended September 30, 2008 as compared to the same period in 2007 were $55.6 million and $45.4 million, respectively. The expenses increased in absolute dollars and as a percentage of revenue as a result of $3.3 million of professional fees and payroll taxes associated with the Review and restatement of our historical financial statements, and a net increase of $6.6 million in other expenses.
Selling, general and administrative expenses for Database Marketing and Consulting for the nine months ended September 30, 2008 as compared to the same period in 2007 were $0.4 million and $13.3 million, respectively. The decrease was due to the sale of substantially all of the assets and liabilities associated with this business in September 2007.
Depreciation and Amortization
Depreciation and amortization expense on a consolidated basis for the nine months ended September 30, 2008 and 2007 was $45.8 million and $41.6 million, respectively. Depreciation and amortization expense in both North American BPO and International BPO as a percentage of revenue increased slightly compared with the prior year. The North American BPO included an increase in the Philippines of $4.5 million due to new capacity. The International BPO included an increase for Latin America of $2.5 million and an increase in Africa of $0.5 million due to new capacity. The Database Marketing and Consulting depreciation expense decreased by $3.9 million due to the sale of the assets in September 2007.
Restructuring Charges
During the nine months ended September 30, 2008, we recorded $4.7 million of restructuring charges compared to $2.9 million in the same period in 2007. During 2008, we undertook several restructuring activities including the closure of two North American BPO delivery centers and reductions in workforce in our International BPO segment to better align our workforce with current business needs.
Impairment Losses
During the nine months ended September 30, 2008, we recorded $1.0 million of impairment charges compared to $15.6 million in the same period in 2007. In 2008, these impairment charges related to the closure of two North American BPO delivery centers. In 2007, this charge related to a $13.3 million impairment of goodwill and a $2.3 million impairment of fixed assets in our Database Marketing and Consulting.
Other Income (Expense)
For the nine months ended September 30, 2008, interest income increased $2.3 million from $1.5 million to $3.8 million in the same period in 2007 due to higher cash and cash equivalent balances. Interest expense remained relatively unchanged due to higher borrowing levels offset by lower borrowing costs in 2008 under the Credit Facility. Other, Net decreased $0.2 million due primarily to lower foreign currency transaction losses.
Income Taxes
The effective tax rate for the nine months ended September 30, 2008 was 24.8%. This compares to an effective tax rate of 27.5% in the same period of 2007. During the third quarter 2008, we reached the decision that it was appropriate to reverse $2.9 million of the deferred tax valuation allowance with respect to our UK business. Without this change in estimate concerning the UK valuation allowance, the effective tax rate for the nine months ended September 30, 2008 would have been 28.3%.

The 2008 effective tax rate is positively influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. In the future, our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Further, we are subject to changing tax laws, regulations and interpretations in multiple jurisdictions, in which we operate, as well as the requirements, pronouncements and rulings of certain tax, regulatory and accounting organizations. We estimate our annual effective tax rate each quarter based on a combination of actual and forecasted results of subsequent quarters. Consequently, significant changes in our actual quarterly or forecasted results may impact the effective tax rate for the current or future periods We expect that the effective tax rate in future periods will continue to be approximately 30% to 33% principally because we expect our distribution of pre-tax income between the U.S. and our international tax jurisdictions to return to more typical levels seen in recent years.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Amended and Restated Credit Agreement, dated September 28, 2006 (the “Credit Facility”). During the nine months ended September 30, 2008, we generated positive operating cash flows of $125.3 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.
We primarily utilize our Credit Facility to fund working capital, stock repurchases, and other strategic and general operating purposes. In September 2008, we exercised the upsizing feature under the Credit Facility to increase our borrowing capacity by an additional $45.0 million, which increased the total commitments to $225.0 million. As of September 30, 2008 and December 31, 2007, we had $108.7 million and $65.4 million in outstanding borrowings under our Credit Facility, respectively. After consideration for issued letters of credit under the Credit Facility, totaling $6.4 million, our remaining borrowing capacity was $109.9 million as of September 30, 2008.
The amount of capital required over the next 12 months will also depend on our levels of investment in infrastructure necessary to maintain, upgrade or replace existing assets. Our working capital and capital expenditure requirements could also increase materially in the event of acquisitions or joint ventures, among other factors. These factors could require that we raise additional capital through future debt or equity financing. There can be no assurance that additional financing will be available, at all, or on terms favorable to us.
The following discussion highlights our cash flow activities during the nine months ended September 30, 2008 and 2007.
Cash and Cash Equivalents
We consider all liquid investments purchased within 90 days of their maturity to be cash equivalents. Our cash and cash equivalents totaled $123.2 million and $91.2 million as of September 30, 2008 and December 31, 2007, respectively.
Cash Flows from Operating Activities
We reinvest our cash flows from operating activities in our business or in the purchases of treasury stock. For the nine months ended September 30, 2008 and 2007, net cash flows provided by operating activities increased to $124.6 million from $100.3 million, respectively, due primarily to higher net income and normal changes in working capital.
Cash Flows from Investing Activities
We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the nine months ended September 30, 2008 and 2007, we reported net cash flows used in investing activities of $52.5 million and $40.6 million, respectively.

Cash Flows from Financing Activities
For the nine months ended September 30, 2008 and 2007, we reported net cash flows used in financing activities of $31.3 million and $53.6 million, respectively. The decrease in net cash flows used from 2007 to 2008 was primarily due to an increase in net proceeds of $69.8 million from our line of credit, offset by a decrease in proceeds, net of tax from the exercise of stock options of $20.7 million and an increase of $26.8 million in the repurchases of our common stock.
Free Cash Flow
Free cash flow (see “Presentation of Non-GAAP Measurements” for definition of free cash flow) was $73.6 million and $56.5 million for the nine months ended September 30, 2008 and 2007, respectively.
Obligations and Future Capital Requirements
Future maturities of our outstanding debt and contractual obligations as of September 30, 2008 are summarized as follows (amounts in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
Line of credit	$—	$108,700	$—	$—	$108,700
Capital lease obligations	1,605	3,386	916	—	5,907
Purchase obligations	19,673	22,679	9,659	7	52,018
Operating lease commitments	32,558	54,322	31,691	23,964	142,535

Total	$53,836	$189,087	$42,266	$23,971	$309,160

•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.
•	Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Condensed Consolidated Balance Sheet until such goods and/or services are received.
•	The contractual obligation table excludes our FIN 48 liabilities of $1.0 million because we cannot reliably estimate the timing of cash payments.
Future Capital Requirements
We expect total capital expenditures in 2008 to be approximately $60 to $65 million. Of the expected capital expenditures in 2008, approximately 80% relates to the opening and/or expansion of delivery centers and approximately 20% relates to the maintenance capital required for existing assets and internal technology projects. The anticipated level of 2008 capital expenditures is primarily dependent upon new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technology infrastructure.
We may consider restructurings, dispositions, mergers, acquisitions, additional stock repurchases and other similar transactions. As of September 30, 2008, we are authorized to purchase an additional $25 million of common stock under our stock repurchase program (see Part II Item 2 of this Form 10-Q). Such transactions could include the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption, or refinancing of indebtedness and could be material to our financial condition, results of operations or cash flows.
The launch of large client contracts may result in negative working capital because of the time period between incurring the costs for training and launching the program and the beginning of the accounts receivable collection process. As a result, periodically we may generate negative cash flows from operating activities.

Debt Instruments and Related Covenants
We discuss debt instruments and related covenants in Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K. As of September 30, 2008, we were in compliance with all covenants under the Credit Facility and had approximately $109.9 million in available borrowing capacity. Interest accrued on outstanding borrowings at a weighted-average rate of approximately 3.53%.
Client Concentration
Our five largest clients accounted for 39.7% and 40.8% of our consolidated revenue for the three months ended September 30, 2008 and 2007, respectively. The top five clients accounted for 41.1% and 39.2% of our consolidated revenue for the nine months ended September 30, 2008 and 2007, respectively. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe that the risk of this client concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.
The contracts with our five largest clients expire between 2008 and 2013. Additionally, a particular client can have multiple contracts with different expiration dates. We have historically renewed most of our contracts with our largest clients. However, there is no assurance that future contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts.
Recently Issued Accounting Pronouncements
We discuss the potential impact of recent accounting pronouncements in Note 1 to the Condensed Consolidated Financial Statements in this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our consolidated financial position, consolidated results of operations, or consolidated cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk due to changes in interest rates, and foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to our normal operating and funding activities. As discussed below, we enter into derivative instruments to manage and reduce the impact of currency exchange rate changes, primarily between the U.S. dollar/Canadian dollar, the U.S. dollar/Philippine peso, the U.S. dollar/Mexican peso, and the U.S. dollar/Argentine peso. It is our policy to only enter into derivative contracts with investment grade counterparty financial institutions and, correspondingly, our derivative valuations reflect the creditworthiness of our counterparties. As of the date of this report, we have not experienced, nor do we anticipate, any issues related to derivative counterparty defaults.
Interest Rate Risk
The interest rate on our Credit Facility is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of September 30, 2008, there was a $108.7 million outstanding balance under the Credit Facility with a weighted average interest rate of 3.53%. If the Prime Rate or LIBOR increased 100 basis points, there would not be a material impact to our consolidated financial position or results of operations.
Foreign Currency Risk
In addition to the U.S., we have operations in Argentina, Australia, Brazil, Canada, China, Costa Rica, England, Germany, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, South Africa, and Spain. For the three months ended September 30, 2008 and 2007, revenue associated with operations in non-U.S. countries represented 73.1% and 70.1% of our consolidated revenue, respectively. For the nine months ended September 30, 2008 and 2007, revenue associated with operations in non-U.S. countries represented 71.7% and 68.8% of our consolidated revenue, respectively.

The expenses from our foreign operations and in some cases the revenue, are denominated in local currency, thereby creating exposure to changes in exchange rates between local currencies and contractual currencies – primarily the U.S. dollar. As a result, we may experience substantial foreign currency translation gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. The majority of this exposure is related to work performed from delivery centers located in Canada, the Philippines, Argentina, and Mexico.
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
The following summarizes relative strengthening (weakening) of the local currency against the U.S. Dollar for the periods presented:

	Nine Months Ended
Currency Pairings	September 30,
	2008	2007
Canadian Dollar vs. U.S. Dollar	(7.3)%	14.5%
Philippine Peso vs. U.S. Dollar	(14.5)%	7.9%
Argentine Peso vs. U.S. Dollar	0.7%	(3.4)%
Mexican Peso vs. U.S. Dollar	(0.5%)	(1.2)%
We have contracted on behalf of several of our foreign subsidiaries to acquire local currency at fixed rates through forward contracts and, at times, option contracts in exchange for currencies presenting currency exposure to those foreign operations. The notional amount of these derivative instruments as of September 30, 2008 is summarized as follows (amounts in thousands):

	Local			Dates
	Currency	U.S. Dollar		Contracts
	Amount	Amount		are Through
Canadian Dollar	107,050	$97,819	[1]	December 2010
Philippine Peso	7,862,061	179,227	[2]	August 2010
Argentine Peso	129,035	37,207	[3]	May 2010
Mexican Peso	703,500	62,265		April 2010
British Pound Sterling	1,915	3,379	[4]	March 2011

		$379,897

(1)	Includes options to purchase $54.6 million in Canadian dollars, which give us the right (but not the obligation) to purchase the Canadian dollars. If the Canadian dollar depreciates relative to the contracted exchange rate, we will elect to purchase the Canadian dollars at the then beneficial market exchange rate, as opposed to the option price.

(2)	Includes contracts to purchase Philippine pesos in exchange for British pound sterling and New Zealand dollars, which have been translated into equivalent U.S. dollars on September 30, 2008.

(3)	Includes contracts to purchase Argentine pesos in exchange for Euros, which have been translated into equivalent U.S. dollars on September 30, 2008.

(4)	Includes contracts to purchase British pound sterling in exchange for Euros, which have been translated into equivalent U.S. dollars on September 30, 2008.

The estimated net fair value of our derivative contracts at September 30, 2008 was a net liability of $11.8 million compared to a net asset of $33.3 million at December 31, 2007. This period-over-period change in fair value largely reflects the recent global economic conditions which resulted in high foreign exchange volatility and overall strengthening in the U.S. dollar. If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding gains or losses in our underlying exposures.
Canadian Dollar
Our Canadian dollar derivatives, excluding option premiums, are recorded as net assets, valued at $4.2 million, as of September 30, 2008. Approximately $1.9 million or 46% of the Canadian derivative asset value settles within the next twelve months.
Philippine Peso
Our Philippine peso derivatives are recorded as net liabilities, valued at $15.8 million, as of September 30, 2008. Approximately $10.9 million or 69% of the Philippine net derivative liability value settles within the next twelve months.
Argentine Peso
Our Argentine peso derivatives are recorded as net liabilities, valued at $0.3 million, as of September 30, 2008. This is composed of net assets of approximately $0.2 million that will settle in the next twelve months, offset by noncurrent net liabilities.
Mexican Peso
Our Mexican peso derivatives are recorded as net assets, valued at $0.1 million as of September 30, 2008. This is composed of net assets of approximately $0.2 million that will settle in the next twelve months, offset by noncurrent net liabilities.
British Pound Sterling
The British pound sterling derivatives are valued at $0.0 million as of September 30, 2008, with equally offsetting assets (current) and liabilities (noncurrent).
Other than the transactions hedged as discussed above and in Note 5 to the accompanying Condensed Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in the respective local currency while some transactions are denominated in other currencies. For example, the inter-company transactions that are expected to be settled are denominated in the local currency of the billing subsidiary. Since the accounting records of our foreign operations are kept in their respective local currencies, any transactions denominated in other currencies are translated into their respective local currencies at the time of the transaction. Upon settlement of such a transaction, any foreign currency gain or loss results in an adjustment to income, which is recorded in Other, Net in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis.
Fair Value of Debt and Equity Securities
We did not have any investments in debt or equity securities as of September 30, 2008.
ITEM 4. CONTROLS AND PROCEDURES
This Form 10-Q includes the certifications of our Chief Executive Officer and Interim Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Background
As previously disclosed in Part II of our Annual Report on Form 10-K for the year ended December 31, 2007 under the caption “Item 9A. Controls and Procedures,” management concluded that our internal control over financial reporting was not effective as of December 31, 2007 because of certain deficiencies that constituted material weaknesses in our internal control over financial reporting, including weaknesses involving: (i) insufficient complement of personnel with appropriate accounting knowledge and training; (ii) equity-based compensation accounting; and (iii) lease accounting. Those weaknesses resulted in the restatement of our previously issued annual and interim financial statements from 1996 through the second quarter of 2007. In addition, those material weaknesses could result in material misstatements of substantially all of our financial statements accounts, our annual or interim consolidated financial statements, and our inability to prevent or detect such misstatements on a timely basis.
Our management has been actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses. For a complete description of management’s remediation plan, see “Part II – Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2007.
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
In connection with the preparation of this Form 10-Q, our management, under the supervision and with the participation of our CEO and Interim CFO, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the restatement of previously issued financial statements described above, and the identification of certain material weaknesses in internal control over financial reporting described above, which we view as an integral part of our disclosure controls and procedures, our CEO and Interim CFO have concluded that as of September 30, 2008 our disclosure controls and procedures were not effective at a reasonable assurance level for which they were designed.
In light of these material weaknesses, as discussed in our Form 10-K for the year ended December 31, 2007 and in conjunction with the preparation of this Form 10-Q, we performed the following procedures:
•	Completion of the Audit Committee’s Review and our own internal review of 100%, or 4,347, of the equity awards made from our IPO in August 1996 through August 2007 and an additional 539 pre-IPO grants for subsequent modifications, cancellations, and other accounting issues;
•	Our review of 100% of real estate lease arrangements entered into since our IPO in August 1996 to properly record asset retirement obligations and deferred rent, along with a review of all material lease agreements to properly identify capital versus operating leases and other accounting issues; and
•	The performance of additional procedures by management designed to ensure the reliability of our financial reporting.
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
Insufficient complement of personnel with appropriate accounting knowledge and training. We are remediating this control deficiency by the following actions:
•	In March 2008, we hired a Vice President and Assistant General Counsel with experience at major law firms, a public company, the SEC and a public accounting firm, who will provide advice with regard to the disclosures in our periodic reports and our equity-based compensation practices;
•	In May 2008, we hired a Vice President and Controller who is a licensed CPA with extensive experience in public accounting and public company accounting operations;
•	In July 2008, we hired an assistant controller who is responsible for external/SEC reporting, technical accounting issues (in accordance with U.S. GAAP) and Sarbanes-Oxley compliance;
•	In July 2008, we hired a Manager over equity-based compensation and lease accounting;
•	In August 2008, we hired an assistant corporate controller who is responsible for the general ledger operations and monthly/quarterly closing processes;
•	We are also actively seeking to hire additional accounting personnel with knowledge of and technical expertise in U.S. GAAP; and
•	We are implementing personnel resource plans and training designed to ensure that we have sufficient personnel with knowledge, experience, and training in the application of U.S. GAAP.
Equity-based compensation accounting. We have completed certain remedial actions and continue to implement additional control procedures in our equity-based compensation practices which we believe will remediate past deficiencies in our historical equity-based compensation practices. To date we have implemented the following:
•	The Compensation Committee makes annual equity awards to named recipients at a set time each year;
•	The Compensation Committee makes all periodic equity awards, including new hire, promotion and special circumstance grants, at pre-scheduled monthly meetings;
•	A senior member of the Human Capital Department, supported by designated members of the Legal, Tax and Accounting Departments, is responsible for ensuring that the accounting treatment, recipient notification requirements, and required disclosures have been determined for each equity award before the award is authorized by the Compensation Committee;
•	In advance of each meeting, the Compensation Committee is provided with information on the accounting treatment and any non-standard terms of each proposed equity award;
•	Other than as approved under new grant procedures, changes to grants after their approval date are prohibited, other than to withdraw a grant to an individual in its entirety because of a change in circumstances between approval and issuance of the grant (or to correct clear clerical errors); and
•	Hired an Accounting Manager to oversee equity-based compensation with specific experience in equity-based compensation accounting.

We are continuing to implement the following:
•	Provide training for pertinent personnel in the terms of our equity compensation plans and improved policies and procedures;
•	Implement a software system that will track all equity-based awards and automate the equity-based compensation calculations;
•	Expand internal audit procedures relating to grant approval and documentation; and
•	Review the new equity compensation grant practices after one year of operation.
Lease accounting. We are remediating this control deficiency by redesigning our accounting and control processes over the complete and accurate recording of our real estate lease transactions. Specifically:
•	We have instituted additional levels of managerial review over all lease agreements and the associated accounting;
•	We have established processes to evaluate all new or modified leases, including the preparation of a summary of key terms for each lease in order to ensure complete and accurate recording of real estate lease arrangements in accordance with U.S. GAAP; and
•	We have hired an Accounting Manager over leases with specific experience in lease accounting.
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
Inherent Limitations of Internal Controls
Our system of controls is designed to provide reasonable, not absolute, assurance regarding the reliability and integrity of accounting and financial reporting. Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following:
•	Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes;
•	Controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override;
•	The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions;
•	Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures; and
•	The design of a control system must reflect the fact that resources are constrained, and the benefits of controls must be considered relative to their costs.
Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Securities Class Action
On January 25, 2008, a class action lawsuit was filed in the United States District Court for the Southern District of New York entitled Beasley v. TeleTech Holdings, Inc., et al. against TeleTech, certain current directors and officers and others alleging violations of Sections 11, 12(a) (2) and 15 of the Securities Act, Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act. The complaint alleges, among other things, false and misleading statements in the Registration Statement and Prospectus in connection with (i) a March 2007 secondary offering of our common stock and (ii) various disclosures made and periodic reports filed by us between February 8, 2007 and November 8, 2007. On February 25, 2008, a second nearly identical class action complaint, entitled Brown v. TeleTech Holdings, Inc., et al., was filed in the same court. On May 19, 2008, the actions described above were consolidated under the caption In re: TeleTech Litigation and lead plaintiff and lead counsel were approved by the court. TeleTech and the other individual defendants intend to defend this case vigorously. Although we expect the majority of expenses related to the class action lawsuit to be covered by insurance, there can be no assurance that all of such expenses will be reimbursed.
Derivative Action
On July 28, 2008, a shareholder derivative action was filed in the Court of Chancery, State of Delaware, entitled Susan M. Gregory v. Kenneth D. Tuchman, et al., against certain of our former and current officers and directors alleging, among other things, that the individual defendants breached their fiduciary duties and were unjustly enriched in connection with: (i) equity grants made in excess of plan limits; and (ii) manipulating the grant dates of stock option grants from 1999 through 2008. TeleTech is named solely as a nominal defendant against whom no recovery is sought. Although we expect the majority of expenses related to the shareholder derivative action to be covered by insurance, there can be no assurance that all such expenses will be reimbursed.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Following is the detail of the purchases made during the quarter ended September 30, 2008:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total	Average	Part of Publicly	Yet Be Purchased
	Number of	Price Paid	Announced	Under the Plans
	Shares	per Share	Plans or	or Programs(1)
Period	Purchased	(or Unit)	Programs	(in thousands)
July 1, 2008 - July 31, 2008	—	$—	—	$100,000
August 1, 2008 - August 31, 2008	2,972,085	$15.88	2,972,085	$52,807
September 1, 2008 - September 30, 2008	1,846,153	$15.04	1,846,153	$25,047

Total	4,818,238		4,818,238

(1)	In November 2001, the Board of Directors (“Board”) authorized a stock repurchase program to repurchase up to $5 million of our common stock with the objective of increasing stockholder returns. The Board has since periodically authorized additional increases in the program. The most recent Board authorization to purchase additional common stock occurred in July 2008, whereby the program allowance was increased by approximately $47.4 million to $100.0 million. Since inception of the program through September 30, 2008, the Board has authorized the repurchase of a total of shares up to a value of $262.3 million, of which we have purchased 19.6 million shares for $237.3 million. The remaining allowance under the program is approximately $25.0 million. The stock repurchase program does not have an expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The following two matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held on September 17, 2008. Our stockholders adopted two proposals by the margins indicated below:
1.	Election of directors to hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified.

Director	For	Withheld
Kenneth D. Tuchman	64,618,357	148,328
James E. Barlett	61,650,279	3,116,406
William A. Linnenbringer	63,050,727	1,715,958
Ruth C. Lipper	63,068,777	1,697,908
Shrikant Mehta	63,068,236	1,698,449
Robert M. Tarola	64,744,969	21,716
Shirley Young	63,056,627	1,710,058
2.	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2008.

For	Against	Abstain
64,740,389	16,161	9,620

ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description
10.1	Employment Agreement dated April 6, 2004 between Gregory G. Hopkins and TeleTech

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC. (Registrant)
Date: November 4, 2008	By:	/s/ Kenneth D. Tuchman Kenneth D. Tuchman Chairman and Chief Executive Officer

Date: November 4, 2008	By:	/s/ John R. Troka, Jr. John R. Troka, Jr. Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Employment Agreement dated April 6, 2004 between Gregory G. Hopkins and TeleTech

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)