Form 10-K
period 2008-12-31
TELETECH HOLDINGS INC
filed 2009-02-23
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, there were 69,977,236 shares of the registrant’s common stock outstanding. The aggregate market value of the registrant’s voting and non-voting common stock that was held by non-affiliates on such date was $776,202,624 based on the closing sale price of the registrant’s common stock on such date as reported on the NASDAQ Global Select Market.

As of February 20, 2009, there were 63,813,892 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference to the proxy statement for the registrant’s 2009 annual meeting of stockholders.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
DECEMBER 31, 2008 FORM 10-K

i

NON-GAAP FINANCIAL MEASURES

In various places throughout this Annual Report on Form 10-K (“Form 10-K”), we use certain financial measures to describe our performance that are not accepted measures under accounting principles generally accepted in the United States (non-GAAP financial measures). We believe such non-GAAP financial measures are informative to the users of our financial information because we use these measures to manage our business. We discuss non-GAAP financial measures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K under the heading Presentation of Non-GAAP Measurements.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-K and the information incorporated by reference contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, we direct your attention to Item 1. Business, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Item 9A. Controls and Procedures. We intend the forward-looking statements throughout this Form 10-K and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. All projections and statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “will,” “anticipate,” “estimate,” “expect,” “intend” and other words and phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on information available as of the date of this Form 10-K and on numerous assumptions and developments that are not within our control. Although we believe these forward-looking statements are reasonable, we cannot assure you they will turn out to be correct. Actual results could be materially different from our expectations due to a variety of factors, including, but not limited to, the factors identified in this Form 10-K under the captions Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, our other SEC filings and our press releases. We assume no obligation to update: (i) forward-looking statements to reflect actual results or (ii) changes in factors affecting such forward-looking statements.

ii

PART I

ITEM 1.  BUSINESS

Our Business

Over our 27-year history, we have become one of the largest global providers of onshore, offshore and work from home business process outsourcing (“BPO”) services focusing on customer management and enterprise management solutions. We help Global 1000 companies enhance their strategic capabilities, improve quality and lower costs by designing, implementing and managing their critical front- and back-office processes. We provide a 24 x 7, 365 day fully integrated global solution that spans people, process, proprietary technology and infrastructure for governments and private sector clients in the automotive, broadband, cable, financial services, healthcare, logistics, media and entertainment, retail, technology, travel, wireline and wireless communication industries. As of December 31, 2008, our approximately 55,000 employees provide services from nearly 40,000 workstations across 83 delivery centers in 17 countries. We have approximately 100 global clients, many of whom are in the Global 1000. The Global 1000 is a ranking of the world’s largest companies based on market capitalization. We perform a variety of BPO services for our clients and support approximately 250 unique BPO programs.

We believe BPO is a key enabler of improved business performance as measured by a company’s ability to consistently outperform peers through business and economic cycles. We believe the benefits of BPO include renewed focus on core capabilities, faster time to market, streamlined processes, movement from a fixed to variable cost structure, access to borderless sourcing capabilities, and creation of proprietary best operating practices and technology, all of which contribute to increased customer satisfaction and shareholder returns for our clients.

Industry studies indicate that companies with high customer satisfaction levels enjoy premium pricing in their industry, which we believe results in increased profitability and greater shareholder returns. Given the strong correlation between customer satisfaction and improved profitability, more and more companies are increasingly focused on selecting outsourcing partners, such as TeleTech, that can deliver strategic front- and back-office capabilities to improve the customer experience rather than simply reducing costs.

Our Business History

We were founded in 1982 and reorganized as a Delaware corporation in 1994. We completed an initial public offering of our common stock in 1996 and since that time have grown our annual revenue from $183 million to $1.4 billion, representing a compounded annual growth rate (“CAGR”) of 18.5%.

Our revenue is derived from BPO services and is reported in our North American and International BPO segments. These services involve the transfer of our clients’ front- and back-office business processes to our 83 delivery centers or work from home associates. We also manage the facilities and operations of our client’s service delivery centers. Customer management solutions help our clients target, acquire, retain and grow their customer base. Enterprise management solutions help companies manage their internal business process and include product or service provisioning, fulfillment, expense management, supply chain management, claims processing, payment and warranty processing, basic through advanced technical support, human resource recruiting and talent management, retirement plan administration, data analysis and market research, network management, and workforce training and scheduling.

We market our services primarily to clients in G-20 countries which represents 19 of the world’s largest economies, together with the European Union and perform these services from strategically located delivery centers around the globe. Many of our clients choose a blended strategy whereby they outsource work with us in multiple geographic locations and may also utilize our work from home offering. We believe our ability to offer one of the most geographically diverse footprints improves service flexibility while reducing operational and delivery risk in the event of a service interruption at any one location.

With operations in 17 countries, we believe this makes us one of the largest and most geographically diverse providers of BPO services. We recently expanded into two new emerging markets (Costa Rica and South Africa) and plan to selectively expand into other attractive delivery markets over time.

Of the 17 countries from which we provide BPO services, ten provide services for onshore clients including the U.S., Australia, Brazil, China, England, Germany, New Zealand, Northern Ireland, Scotland and Spain.

The other seven countries provide services, partially or entirely, for offshore clients including Argentina, Canada, Costa Rica, Malaysia, Mexico, the Philippines and South Africa. The total number of workstations in these countries is 25,913, or 65%, of our total delivery capacity.

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

Although revenue growth continued at a CAGR of 4.7% from $913 million in 2001 to $1.0 billion in 2003, we experienced net losses during this time period. We attribute these losses primarily to the global economic downturn, the dot-com bubble, the September 11, 2001 terrorist attacks and the business transformation we undertook to further strengthen our industry position and future competitiveness. The business transformation redefined our delivery model, reduced our cost structure and improved our competitive and financial position by:

•	Migrating from a decentralized holding company to a centralized operating company to enhance financial and operating disciplines;

•	Centralizing our technology infrastructure and migrating to a 100% IP-based delivery platform;

•	Standardizing our global operational processes and applications;

•	Automating and virtualizing our human capital needs primarily around talent acquisition, training and performance optimization;

•	Improving the efficiency of certain underperforming operations and reducing our selling, general and administrative expenses;

•	Improving pricing or rationalizing the performance of certain underperforming client programs;

•	Investing in sales and client account management;

•	Investing in innovative new solutions to diversify revenue into higher margin offerings, including professional services, learning services and hosted technology solutions;

•	Increasing delivery capabilities with expanded onshore, offshore and work from home solutions;

•	Reducing long-term debt by nearly $120 million from 2003 to 2004 with cash surpluses and borrowings under our revolving credit facility; and

•	Approving and executing a stock repurchase program.

As a result of this business transformation, from 2005 to 2008, our revenue grew at a CAGR of 8.8% from $1.1 billion to $1.4 billion and diluted earnings per share grew at a CAGR of 43.3% from $0.36 to $1.06. Our operating margin more than doubled to 7.8% in 2008 from 2.9% in 2005.

As of December 31, 2008, we had $87.9 million in cash and cash equivalents and a debt to equity ratio of 25.0%. We generated $98.9 million in free cash flow during 2008 and our cash flows from operations and borrowings under our revolving credit facility have enabled us to fund $61.7 million in capital expenditures. Approximately 80% of our capital expenditures were related to growth primarily in offshore markets with the remaining 20% used for the development and maintenance of our embedded infrastructure. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of free cash flow and other non-GAAP measurements.

Our improved revenue and operating margin in 2008 resulted from growth with both new and existing clients across an expanding array of industry verticals, increased utilization of our delivery centers across a 24-hour period, leveraging our global purchasing power and continued expansion of services provided from our geographically diverse delivery centers.

In November 2001, the Board of Directors (“Board”) authorized a stock repurchase program to repurchase up to $5.0 million of our common stock with the objective of increasing stockholder returns. The Board has since periodically authorized additional increases in the program. The most recent Board authorization to purchase additional common stock occurred in July 2008, whereby the program allowance was increased by approximately $47.4 million to $100.0 million. Since inception of the program through December 31, 2008, the Board has authorized the repurchase of shares up to a value of $262.3 million. During the year ended December 31, 2008, we purchased 6.5 million shares for $89.6 million. Since inception of the program, we have purchased 21.3 million shares for $251.9 million. As of December 31, 2008, remaining allowance under the program was approximately $10.4 million. In February 2009, the Board authorized an increase of $25.0 million in the funding available for share repurchases. The stock repurchase program does not have an expiration date.

Our Future Growth Goals and Strategy

Our business strategy to increase revenue, profitability and our industry position includes the following elements:

•	Capitalize on the favorable trends in the global outsourcing environment, which we believe will include more companies that want to:

-	Adopt or increase BPO services;

-	Consolidate outsourcing providers with those that have a solid financial position, capital resources to sustain a long-term relationship and globally diverse delivery capabilities across a broad range of solutions;

-	Modify their approach to outsourcing based on total value delivered versus the lowest priced provider; and

-	Better integrate front- and back-office processes.

•	Deepen and broaden our relationships with existing clients;

•	Win business with new clients and focus on targeted industries where we expect accelerating adoption of business process outsourcing;

•	Continue to invest in innovative proprietary technology and new business offerings;

•	Continue to improve our operating margins through increased asset utilization of our globally diverse delivery centers;

•	Scaling our work from home initiative to increase operational flexibility; and

•	Selectively pursue acquisitions that extend our capabilities, geographic reach and/or industry expertise.

Our Market Opportunity

Companies around the world are increasingly realizing that the quality of their customer relationships are critical to maintaining their competitive advantage. This realization has driven companies to increase their focus on developing, managing, growing and continuously enhancing their customer relationships.

Additionally, globalization of the world’s economy continues to accelerate. Businesses are now competing on a large-scale basis due to rapid advances in technology and telecommunications that permit cost-effective real-time global communications and ready access to a highly-skilled worldwide labor force. As a result of these developments, companies have increasingly outsourced business processes to third-party providers in an effort to enhance or maintain their competitive position while increasing shareholder value through improved productivity and profitability.

We believe that our revenue will continue to grow over the long-term as global demand for our services is fueled by the following trends:

•	Integration of front- and back-office business processes to provide increased operating efficiencies and an enhanced customer experience especially in light of the weakening global economic environment. Companies have realized that integrated business processes reduce operating costs and allow customer needs to be met more quickly and efficiently resulting in higher customer satisfaction and brand loyalty thereby improving their competitive position. A majority of our historic revenue has been derived from providing customer-facing front-office solutions to our clients. Given that our global delivery centers are also fully capable of providing back-office solutions, we are uniquely positioned to grow our revenue by winning more back-office opportunities and providing the services during non-peak hours with minimal incremental investment. Furthermore, by spreading our fixed costs across a larger revenue base and increasing our asset utilization, we expect our profitability to improve over time.

•	Increasing percentage of company operations being outsourced to most capable third-party providers. Having experienced success with outsourcing a portion of their business processes, companies are increasingly inclined to outsource a larger percentage of this work. We believe companies will continue to consolidate their business processes with third-party providers, such as TeleTech, who are financially stable and able to invest in their business while also demonstrating an extensive global operating history and an ability to cost-effectively scale to meet their evolving needs.

•	Increasing adoption of outsourcing across broader groups of industries. Early adopters of the business process outsourcing trend, such as the media and communications industries, are being joined by companies in other industries, including healthcare, retail and financial services. These companies are beginning to adopt outsourcing to improve their business processes and competitiveness. For example, we have seen an increase in our revenue from the healthcare, retail and financial services industries. We believe the number of other industries that will adopt or increase their level of outsourcing will continue to grow further enabling us to increase and diversify our revenue and client base.

•	Focus on speed-to-market by companies launching new products or entering new geographic locations. As companies broaden their product offerings and seek to enter new emerging markets, they are looking for outsourcing providers that can provide speed-to-market while reducing their capital and operating risk. To achieve these benefits, companies are seeking BPO providers with an extensive operating history, an established global footprint, the financial strength to invest in innovation to deliver more strategic capabilities and the ability to scale and meet customer demands quickly. Given our financial stability, geographic presence in 17 countries and our significant investment in standardized technology and processes, clients increasingly select TeleTech because we can quickly ramp large, complex business processes around the globe in a short period of time while assuring a high-quality experience for their customers.

Our Business Overview

We help Global 1000 clients improve the efficiency of their front- and back-office business processes while increasing customer satisfaction. We manage our clients’ outsourcing needs with the primary goal of delivering a high-quality customer experience while also reducing their total delivery costs.

Our solutions provide access to skilled people in 17 countries using standardized operating processes and a centralized delivery platform to:

•	Design, implement and manage industry-specific end-to-end enterprise level back-office processes to achieve efficient and effective global service delivery for discrete or multiple back-office requirements;

•	Manage the customer lifecycle, from acquiring and on-boarding through support and retention;

•	Support field sales teams and manage sales relationships with small and medium-sized businesses as well as governmental agencies;

•	Design, implement and manage e-commerce portals;

•	Provide a suite of pre-integrated TeleTech OnDemandtm business process applications through a monthly license subscription;

•	Offer infrastructure deployment, including the development of data and BPO delivery centers;

•	Providing services and tools for client’s internal human capital operations including talent acquisition, learning services and performance optimization for use in clients’ internal operations; and

•	Offer professional consulting services in each of the above areas.

Our Competitive Strengths

Entering a business services outsourcing relationship is typically a long-term strategic commitment for companies. The outsourced processes are usually complex and require a high degree of customization and integration with a client’s core operations. Accordingly, our clients tend to enter long-term contracts which provide us with a more predictable revenue stream. In addition, we have high levels of client retention due to our operational excellence and ability to meet our clients’ outsourcing objectives, as well as the significant transition costs required to exit the relationship. Our client retention was 94% in 2008 and 93% in 2007.

We believe that our clients select us due to our:

•	Industry reputation and our position as one of the largest and most financially sound industry providers with 27 years of expertise in delivering complex BPO solutions across targeted industries;

•	Ability to scale infrastructure and employees worldwide using globally deployed best practices to ensure a consistent, high-quality service;

•	Ability to optimize the performance of our workforce through proprietary hiring, training and performance optimization tools; and

•	Commitment to continued product and services innovation to further the strategic capabilities of our clients.

We believe that technological excellence, best operating practices and innovative human capital strategies that can scale globally are key elements to our continued industry leadership.

Technological Excellence

Over the past six years, we have measurably transformed our technology platform by moving to a secure, private, 100% internet protocol (“IP”) based infrastructure. This transformation has enabled us to centralize and standardize our worldwide delivery capabilities resulting in improved quality of delivery for our clients along with lower capital and information technology (“IT”) operating costs.

The foundation of this platform is our five IP hosting centers known as TeleTech GigaPOPs®, which are located on three continents. These centers provide a fully integrated suite of voice and data routing, workforce management, quality monitoring, storage and business analytic capabilities. This enables anywhere to anywhere, real-time processing of our clients’ business needs from any location around the globe and is the foundation for new, innovative offerings including TeleTech OnDemandtm, TeleTech@Home and our suite of human capital solutions. This hub and spoke model enables us to provide our services at the lowest cost while increasing scalability, reliability, redundancy, asset utilization and the diversity of our service offerings.

Prior to this technology transformation, each of our delivery centers had a significant investment in disparate hardware and software maintained by on-site IT staff, which was costly to operate and maintain and did not provide the level of reliability or redundancy we now provide.

To ensure high end-to-end security and reliability of this critical infrastructure, we monitor and manage the TeleTech GigaPOPs® 24 x 7, 365 days per year from several strategically located state-of-the-art global command centers.

Our technology innovations have resulted in the filing of more than 20 intellectual property patent applications.

Globally Deployed Best Operating Practices

Globally deployed best operating practices assure that we can deliver a consistent, scalable, high-quality experience to our clients’ customers from any of our 83 delivery centers or work from home associates around the world. Standardized processes include our approach to attracting, screening, hiring, training, scheduling, evaluating, coaching and maximizing associate performance to meet our clients’ needs. We provide real-time reporting on performance across the globe to ensure consistency of delivery. In addition, this information provides valuable insight into what is driving customer inquiries, enabling us to proactively recommend process changes to our clients to optimize their customers’ experience.

Innovative Human Capital Strategies

To effectively manage and leverage our human capital requirements, we have developed a proprietary suite of business processes, software tools and client engagement guidelines that work together to improve performance for our clients while enabling us to reduce time to hire, decrease employee turnover and improve time to service and quality of performance.

The three primary components of our human capital platform – Talent Acquisition, Learning Services and Performance Optimization – combine to form a powerful and flexible management system to streamline and standardize operations across our global delivery centers. These three components work together to allow us to make better hires, improve training quality and provide real-time feedback and incentives for performance.

Innovative New Revenue Opportunities

We continue to develop other innovative services that leverage our investment in a centralized and standardized delivery platform to meet our clients’ needs, and we believe that these solutions will represent a growing percentage of our future revenue.

TeleTech OnDemandtm

TeleTech OnDemandtm delivers a fully integrated suite of best-in-class business process applications on a hosted (software as a service) basis, providing streamlined delivery center technology, knowledge and services. This allows our clients to empower their associates with the same technology and best practices we use internally on a monthly subscription license model. With TeleTech OnDemandtm, there is no need for our clients to license software, purchase on-premise hardware, or staff up to provide ongoing technology support.

Our TeleTech OnDemandtm solutions are easy to implement and scale seamlessly to support business growth, encompassing the full breadth of business process operations including Interaction Routing, Self-Service, Employee Desktop Management, Business Intelligence and Performance Management.

Because they are based on our rigorous first-hand use, our hosted services are proven, reliable, scalable and continually refined and expanded.

TeleTech@Home

Our dispersed workforce solution enables employees to work from home while accessing the same proprietary training, workflow, reporting and quality tools as our delivery center associates. TeleTech@Home associates are TeleTech employees – not independent contractors – providing a strong cultural fit, seamless workforce control and high levels of job satisfaction. Our TeleTech@Home solution utilizes our highly scalable and centralized technical architecture and enables secure access, monitoring and reporting for our Global 1000 clients.

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

Clients

In 2008, we had one client that represented more than 10% of our total annual revenue. Sprint Nextel represented 13% of total revenue in 2008. Our top five and ten clients represented 39% and 58% of total revenue in 2008, respectively.

Certain of our communications clients, which represent approximately 17% of our total annual revenue, also provide us with telecommunication services through transactions that are negotiated at different times and with different legal entities. We believe each of these supplier contracts is negotiated on an arm’s length basis and that the terms are substantially the same as those that have been negotiated with unrelated vendors. Expenditures under these supplier contracts represent less than one percent of total costs.

Competition

We compete with the in-house business process operations of our current and potential clients. We also compete with certain companies that provide BPO services including: Accenture Ltd.; Convergys Corporation; Genpact Limited, Sykes Enterprises Incorporated and Teleperformance, among others. We work with Accenture, Computer Sciences Corporation and IBM on a sub-contract basis and approximately 17% of our total revenue is generated from these system integrator relationships.

We compete primarily on the basis of our 27 years of experience, our global locations, our quality and scope of services, our speed and flexibility of implementation, our technological expertise, and our price and contractual terms. A number of competitors may have different capabilities and resources than ours. Additionally, niche providers or new entrants could capture a segment of the market by developing new systems or services that could impact our market potential.

Seasonality

Historically, we experience a seasonal increase in revenue in the fourth quarter related to higher volumes from clients primarily in the healthcare, package delivery, retail and other industries with seasonal businesses. Also, our operating margins in the first quarter are impacted by higher payroll-related taxes with our global workforce.

Employees

As of December 31, 2008, we had approximately 55,000 employees in 17 countries. Approximately 90% of these employees held full-time positions and 80% were located outside of the U.S. We have approximately 14,800 employees outside the U.S. and Canada covered by collective bargaining agreements. In most cases, the collective bargaining agreements are mandated under national labor laws. These collective bargaining agreements include employees in the following countries:

•	In Argentina, approximately 4,400 employees are covered by an industry-wide collective bargaining agreement with the Confederation of Commerce Employees that expires annually in March 2009;

•	In Brazil, approximately 2,400 employees are covered by industry-wide collective bargaining agreements with Sintratel and SintelMark that expire in May 2009;

•	In Mexico, we have approximately 4,400 employees covered by an industry-wide collective bargaining agreement with the Federacion Obrero Sindicalista that expires in January 2010;

•	In Spain, we have approximately 3,500 employees covered by industry-wide collective bargaining agreements with COMFIA-CCOO and FES-UGT that expires in December 2009; and

•	In New Zealand, we have approximately 100 employees covered by a collective bargaining agreement with the Engineering Printing and Manufacturing Union that expires in June 2009.

We anticipate that these agreements will be renewed and that any renewals will not impact us in a manner materially different from all other companies covered by such industry-wide agreements. In Australia and the United Kingdom, we have approximately 30 employees that have identified themselves as being members of unions, but there is no collective bargaining agreement in place covering these employees. We believe that our relations with our employees and unions are satisfactory. We have not experienced any material work stoppages in our ongoing business.

Intellectual Property and Proprietary Technology

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

Our Corporate Information

Our principal executive offices are located at 9197 South Peoria Street, Englewood, Colorado 80112 and the telephone number at that address is (303) 397-8100. Electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements are available free of charge by (i) visiting the “Investors” section of our website at http://www.teletech.com or (ii) sending a written request to Investor Relations at our corporate headquarters or to investor.relations@teletech.com. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Information on our website is not incorporated by reference into this report.

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

Risks Relating to Our Business

Recent changes in U.S. and global economic conditions could have an adverse effect on the profitability of our business

Our business is directly affected by the performance of our clients and general economic conditions. Recent turmoil in the financial markets has adversely affected economic activity in the U.S. and other regions of the world in which we do business. There is evidence that this is affecting demand for some of our services. In substantially all of our client programs, we generate revenue based, in large part, on the amount of time our employees devote to our clients’ customers. Consequently, the amount of revenue generated from any particular client program is dependent upon consumers’ interest in and use of our client’s products and/or services, which may be adversely affected by general economic conditions. Our clients may not be able to market or develop products and services that require their customers to use our services, especially as a result of the recent downturn in the U.S. and worldwide economy. Furthermore, a decline in our clients’ business or performance, including possible client bankruptcies, could impair their ability to pay for our services. Our business, financial condition, results of operations and cash flows would be adversely affected if any of our major clients were unable or unwilling, for any reason, to pay for our services.

A large portion of our revenue is generated from a limited number of clients, and the loss of one or more of our clients could cause a reduction in our revenue and operating results

We rely on strategic, long-term relationships with large, global companies in targeted industries. As a result, we derive a substantial portion of our revenue from relatively few clients. Our five largest clients collectively represented 39% of revenue in 2008 and 40% of revenue in 2007. Our ten largest clients represented 58% of revenue in 2008 and 59% of revenue in 2007. One of our clients, Sprint Nextel, represented 13% of our revenue in 2008 and 15% of our revenue in 2007. Sprint Nextel was the only client that represented over 10% of our revenue during these periods.

We believe that a substantial portion of our total revenue will continue to be derived from a relatively small number of our clients in the future. The contracts with our five largest clients expire between 2009 and 2011. We have historically renewed most of our contracts with our largest clients. However, there is no assurance that any contracts will be renewed or, if renewed, will be on terms as favorable as the existing contracts. The volumes and profit margins of our most significant programs may decline and we may not be able to replace such clients or programs with clients or programs that generate comparable revenue and profits. The loss of all or part of a major client’s business could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our business depends on uninterrupted service to clients

Our operations are dependent upon our ability to protect our facilities, computer and telecommunications equipment and software systems against damage or interruption from fire, power loss, terrorist or cyber attacks, sabotage, telecommunications interruption or failure, labor shortages, weather conditions, natural disasters and other similar events. Additionally, severe weather can cause our employees to miss work and interrupt the delivery of our services, resulting in a loss of revenue. In the event we experience a temporary or permanent interruption at one or more of our locations (including our corporate headquarters building), our business could be materially adversely affected and we may be required to pay contractual damages or face the suspension or loss of a client’s business. Although we maintain property and business interruption insurance, such insurance may not adequately compensate us for any losses we may incur.

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

Our business may be affected by our ability to obtain financing

From time to time, we may need to obtain debt or equity financing for capital expenditures, stock repurchases, payment of existing obligations, replenishment of cash reserves, acquisitions or joint ventures. Additionally, our existing credit facility requires us to comply with certain financial covenants. There can be no assurance that we will be able to obtain additional debt or equity financing, or that any such financing would be on terms acceptable to us. Furthermore, there can be no assurance that we will be able to meet the financial covenants under our debt agreements or, in the event of noncompliance, will be able to obtain waivers or amendments from the lenders.

Our business may be affected by risks associated with international operations and expansion

An important component of our growth strategy is continued international expansion. There are certain risks inherent with conducting international business, including but not limited to:

•	Management of personnel overseas;

•	Longer payment cycles;

•	Difficulties in accounts receivable collections;

•	Foreign currency exchange rates;

•	Difficulties in complying with foreign laws;

•	Unexpected changes in regulatory requirements;

•	Political and social instability, as demonstrated by terrorist threats, regime change, increasing tension in the Middle East and other regions, and the resulting need for enhanced security measures; and

•	Potentially adverse tax consequences.

Any one or more of these or other factors could have a material adverse effect on our international operations and, consequently, on our business, financial condition, results of operations and cash flows. There can be no assurance that we will be able to manage our international operations successfully.

Our financial results may be impacted by foreign currency exchange risk

We serve an increasing number of our clients from delivery centers in other countries that include Argentina, Canada, Costa Rica, Malaysia, Mexico, the Philippines and South Africa. Contracts with these clients are typically priced, invoiced, and paid in U.S. dollars while the costs incurred to operate these delivery centers are denominated in the functional currency of the applicable non-U.S.-based operating subsidiary. Therefore, fluctuations between the currencies of the contracting and operating subsidiary present foreign currency exchange risks. In addition, because our financial statements are denominated in U.S. dollars, and approximately 30% of our revenue is derived from contracts denominated in other currencies, our results of operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

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

For example, our operating subsidiaries are at risk if the U.S. dollar weakens. If the U.S. dollar devalues, the financial results of certain operating subsidiaries and TeleTech (upon consolidation) will be negatively affected. While our hedging strategy effectively offsets a portion of these foreign currency changes, there can be no assurance that we will be able to continue to successfully hedge this foreign currency exchange risk or that the value of the U.S. dollar will not materially weaken. If we fail to manage our foreign currency exchange risk, our business, financial condition, results of operations and cash flows could be adversely affected.

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

Changes in U.S. federal, state and international laws and regulations may adversely affect the sale of our services, including expansion of overseas operations. In the U.S., some of our services must comply with various federal and state regulations regarding the method of placing outbound telephone calls. In addition, we could incur liability for failure to comply with laws or regulations related to the portions of our clients’ businesses that are transferred to us. Changes in these regulations and requirements, or new restrictive regulations and requirements, may slow the growth of our services or require us to incur substantial costs. Changes in laws and regulations could also mandate significant and costly changes to the way we implement our services and solutions, such as preventing us from using offshore resources to provide our services, or could impose additional taxes on the provision of our services and solutions. These changes could threaten our ability to continue to serve certain markets.

Our financial results and projections may be impacted by our ability to maintain and find new locations for our delivery centers in countries with stable wage rates

Our industry is labor-intensive and the majority of our operating costs relate to wages, employee benefits and employment taxes. As a result, our future growth is dependent upon our ability to find cost-effective locations in which to operate, both domestically and internationally. Some of our delivery centers are located in countries that have experienced rising standards of living, which may in turn require us to increase employee wages. In addition, approximately 14,800 employees outside the U.S. are covered by collective bargaining agreements. Although we anticipate that the terms of agreements will not impact us in a manner materially different than other companies located in these countries, we may not be able to pass increased labor costs on to our clients. There is no assurance that we will be able to find cost-effective locations. Any increases in labor costs may have a material adverse effect on our business, financial condition, results of operations and cash flows.

The business process outsourcing markets are highly competitive, and we might not be able to compete effectively

Our ability to compete will depend on a number of factors, including our ability to:

•	Initiate, develop and maintain new client relationships;

•	Maintain and expand existing client programs;

•	Staff and equip suitable delivery center facilities in a timely manner; and

•	Develop new solutions and enhance existing solutions we provide to our clients.

Moreover, we compete with a variety of companies with respect to our offerings, including:

•	Large multinational providers, including the service arms of large global technology providers;

•	Offshore service providers in lower-cost locations that offer services similar to those we offer, often at highly competitive prices;

•	Niche solution or service providers that compete with us in a specific geographic market, industry segment or service area; and

•	Most importantly, the in-house operations of clients or potential clients.

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

Risks Relating to Our Common Stock

The market price for our common stock may be volatile

The trading price of our common stock has been volatile and may be subject to wide fluctuations in response to, among other factors, the following:

•	Actual or anticipated variations in our quarterly results;

•	Announcements of new contracts or contract cancellations;

•	Changes in financial estimates by securities analysts;

•	Our ability to meet the expectations of securities analysts;

•	Conditions or trends in the business process outsourcing industry;

•	Changes in the market valuations of other business process outsourcing companies;

•	Developments in countries where we have significant delivery centers, GigaPOPs or operations;

•	The ability of our clients to pay for our services; or

•	Other events or factors, many of which are beyond our control.

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

You may suffer significant dilution as a result of our outstanding stock options and our equity incentive programs

We have adopted benefit plans for the compensation of our employees and directors under which restricted stock units (“RSUs”) and options to purchase our common stock have been and will continue to be granted. Options to purchase approximately 4.2 million shares of our common stock were outstanding at December 31, 2008, of which approximately 3.5 million shares were exercisable. RSUs representing approximately 2.6 million shares were outstanding at December 31, 2008, all of which were unvested. The large number of shares issuable upon exercise of our options and other equity incentive grants could have a significant depressing effect on the market price of our stock and cause dilution to the earnings per share of our common stock.

Our Chairman and Chief Executive Officer has practical control over all matters requiring action by our stockholders

Kenneth D. Tuchman, our Chairman and Chief Executive Officer, beneficially owns approximately 49.4% of our common stock. As a result, Mr. Tuchman has practical control over all matters requiring action by our stockholders, including the election of our entire Board of Directors. It is unlikely that a change in control of our company could be effected without his approval.

We and certain of our officers and directors have been named as parties to class action and related lawsuits relating to our historical equity-based compensation practices and resulting restatements, and additional lawsuits may be filed in the future

In connection with our historical equity-based compensation practices and resulting restatements, a securities class action lawsuit and a shareholder derivative lawsuit were filed against the Company, certain of our current directors and officers and others. There may be additional lawsuits of this nature filed in the future. We cannot predict the outcome of these lawsuits, nor can we predict the amount of time and expense that will be required to resolve these lawsuits. Although we expect the majority of expenses related to the lawsuits to be covered by insurance, there can be no assurance that all such expenses will be reimbursed.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2008 fiscal year that remain unresolved.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in Englewood, Colorado, which consists of approximately 264,000 square feet of office space.

As of December 31, 2008, excluding delivery centers we have exited, we operated 83 delivery centers that are classified as follows:

•	Multi-Client Center – We lease space for these centers and serve multiple clients in each facility;

•	Dedicated Center – We lease space for these centers and dedicate the entire facility to one client; and

•	Managed Center – These facilities are leased or owned by our clients and we staff and manage these sites on behalf of our clients in accordance with facility management contracts.

As of December 31, 2008, our delivery centers were located in the following countries:

	Multi-Client	Dedicated	Managed	Total Number of
	Centers	Centers	Centers	Delivery Centers

Argentina	6	–	2	8
Australia	3	1	1	5
Brazil	2	–	1	3
Canada	3	7	1	11
China	1	–	1	2
Costa Rica	1	–	–	1
England	1	–	1	2
Germany	–	–	1	1
Malaysia	1	–	–	1
Mexico	3	–	–	3
New Zealand	1	–	3	4
Northern Ireland	1	–	–	1
Philippines	12	–	–	12
Scotland	–	1	3	4
South Africa	1	–	–	1
Spain	3	1	2	6
U.S	6	5	7	18

Total	45	15	23	83

The leases for all of our delivery centers have remaining terms ranging from one to 12 years and generally contain renewal options. We believe that our existing delivery centers are suitable and adequate for our current operations, and we have plans to build additional centers to accommodate future business.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we have been involved in claims and lawsuits, both as plaintiff and defendant, which arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed both probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, we believe that the disposition or ultimate resolution of such claims or lawsuits will not have a material adverse effect on our financial position, cash flows or results of operations.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TTEC.” The following table sets fourth the range of the high and low sales prices per share of the common stock for the quarters indicated as reported on the NASDAQ Global Select Market:

	High	Low

Fourth Quarter 2008	$13.20	$6.43
Third Quarter 2008	$21.07	$10.02
Second Quarter 2008	$26.88	$19.88
First Quarter 2008	$23.59	$16.17

Fourth Quarter 2007	$27.43	$18.76
Third Quarter 2007	$35.24	$22.75
Second Quarter 2007	$40.41	$30.05
First Quarter 2007	$37.52	$23.34

As of December 31, 2008 we had approximately 562 holders of record of our common stock. We have never declared or paid any dividends on our common stock and we do not expect to do so in the foreseeable future.

Stock Repurchase Program

In November 2001, the Board of Directors (“Board”) authorized a stock repurchase program to repurchase up to $5.0 million of our common stock with the objective of increasing stockholder returns. The Board has since periodically authorized additional increases in the program. The most recent Board authorization to purchase additional common stock occurred in July 2008, whereby the program allowance was increased by approximately $47.4 million to $100.0 million. Since inception of the program through December 31, 2008, the Board has authorized the repurchase of shares up to a value of $262.3 million. During the year ended December 31, 2008, we purchased 6.5 million shares for $89.6 million. Since inception of the program, we have purchased 21.3 million shares for $251.9 million. As of December 31, 2008, remaining allowance under the program was approximately $10.4 million. In February 2009, the Board authorized an increase of $25.0 million in the funding available for share repurchases. The stock repurchase program does not have an expiration date.

Issuer Purchases of Equity Securities During the Fourth Quarter of 2008

The following table provides information about our repurchases of equity securities during the quarter ended December 31, 2008:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total	Average	Part of Publicly	Yet Be Purchased
	Number of	Price Paid	Announced	Under the Plans
	Shares	per Share	Plans or	or Programs
Period	Purchased	(or Unit)	Programs	(In thousands)

October 1, 2008 - October 31, 2008	182,600	$12.53	182,600	$22,759
November 1, 2008 - November 30, 2008	775,800	9.01	775,800	15,765
December 1, 2008 - December 31, 2008	719,200	7.44	719,200	10,418

Total	1,677,600		1,677,600

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2008, the number of shares of our common stock to be issued upon exercise of outstanding options, RSUs, warrants and rights, the weighted-average exercise price of outstanding options, warrants and rights, and the number of securities available for future issuance under equity-based compensation plans.

Number of Securities
	Number of				Remaining Available
	Securities to be				for Future Issuance
	Issued Upon				Under Equity
	Exercise of		Weighted- Average		Compensation Plans
	Outstanding		Exercise Price of		(Excluding
	Options, RSUs,		Outstanding		Securities
	Warrants and		Options, Warrants		Reflected in Column
Plan Category	Rights (a)		and Rights(b)		(a))

Equity compensation plans approved by security holders	6,825,275	(1)	$11.71	(2)	3,202,904
Equity compensation plans not approved by security holders	–		–		–

Total	6,825,275				3,202,904

(1)	Includes options to purchase 4,201,404 shares and 2,623,871 RSUs issued under our equity incentive plans.

(2)	Weighted average exercise price of outstanding stock options; excludes RSUs, which have no exercise price.

Stock Performance Graph

The graph depicted below compares the performance of TeleTech common stock with the performance of the NASDAQ Composite Index; the Russell 2000 Index; and two customized peer groups over the period beginning on December 31, 2003 and ending on December 31, 2008. The “Old Peer Group,” which we initially formulated in 2002, is composed of APAC Customer Services Inc. (NASDAQ: APAC), Convergys Corporation (NYSE: CVG), Sykes Enterprises, Incorporated (NASDAQ: SYKE) and, in prior years, also included Electronic Data Systems Corporation, Sitel Corporation and West Corporation. The latter three companies are not included in the Old Peer Group because their common stock is no longer publicly traded. In part because the number of companies in the Old Peer Group has dwindled, we have chosen a “New Peer Group” composed of Convergys Corporation (NYSE: CVG), Genpact Limited (NYSE: G), Sykes Enterprises, Incorporated (NASDAQ: SYKE) and Teleperformance (NYSE Euronext: RCF). We also believe that the companies in the New Peer Group are more relevant to our current business model, market capitalization and position in the overall BPO industry.

The graph assumes that $100 was invested on December 31, 2003 in our common stock and in each comparison index, and that all dividends were reinvested. We have not declared any dividends on our common stock. Stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among TeleTech Holdings, Inc., The NASDAQ Composite Index,
The Russell 2000 Index, An Old Peer Group And A New Peer Group

	12/03	12/04	12/05	12/06	12/07	12/08

TeleTech Holdings, Inc.	$100	$86	$107	$211	$188	$74
NASDAQ Composite	$100	$110	$113	$127	$138	$80
Russell 2000	$100	$118	$124	$146	$144	$95
Old Peer Group	$100	$84	$97	$144	$106	$60
New Peer Group	$100	$94	$109	$156	$130	$77

*$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the related notes appearing elsewhere in this Form 10-K (amounts in thousands except share amounts).

	Year Ended December 31,
	2008		2007		2006		2005		2004

Statement of Operations Data
Revenue	$1,400,147		$1,369,632		$1,210,753		$1,085,903		$1,052,690
Cost of services	(1,024,451)		(1,001,459)		(882,809)		(809,059)		(772,573)
Selling, general and administrative	(199,495	)(1)	(207,528	)(1)	(199,995)		(183,111)		(165,533)
Depreciation and amortization	(59,166)		(55,953)		(51,989)		(54,412)		(61,147)
Other operating expenses	(8,077	)(2)	(22,904	)(4)	(2,195	)(6)	(7,384	)(7)	(4,693	)(8)

Income from operations	108,958		81,788		73,765		31,937		48,744
Other income (expense)	(4,354)		(6,437	)(5)	(4,442)		(156)		(15,250	)(9)
Provision for income taxes	(27,269	)(3)	(19,562)		(16,474	)(3)	(3,953	)(3)	(9,124)
Minority Interest	(3,588)		(2,686)		(1,868)		(1,542)		(738)

Net income	$73,747		$53,103		$50,981		$26,286		$23,632

Weighed average shares outstanding
Basic	68,208		70,228		69,184		72,121		74,751
Diluted	69,578		72,638		69,869		73,134		75,637
Net income per share
Basic	$1.08		$0.76		$0.74		$0.36		$0.32
Diluted	$1.06		$0.73		$0.73		$0.36		$0.31
Balance Sheet Data
Total assets	$668,942		$760,295		$664,421		$527,973		$499,567

Total long-term liabilities	$127,949		$118,729		$111,800		$68,646		$36,805

(1)	Includes $14.6 million and $11.5 million for 2008 and 2007, respectively, for costs incurred for the Company’s review of its equity-based compensation practices and restatement of the Consolidated Financial Statements.

(2)	Includes $3.3 million charge related to reductions in force; $3.0 million charge related to facility exit charges in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146 Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”); and a $2.0 million charge related to the impairment of property and equipment in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

(3)	Includes benefits due to the reversal of income tax valuation allowances of $3.9 million, $5.7 million, and $12.7 million for the years 2008, 2006 and 2005, respectively. The year 2006 includes a $3.3 million benefit due to the Enhansiv Holdings, Inc. loss carry forward. The year 2005 includes a $3.7 million charge related to the repatriation of foreign earnings under a Qualified Domestic Reinvestment Plan.

(4)	Includes the following items: $13.4 million charge related to the impairment of goodwill in accordance with SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS 142”); $2.4 million charge related to the impairment of property and equipment in accordance with SFAS 144; $3.8 million charge related to reductions in force; $4.0 million charge related to facility exit charges in accordance with SFAS 146; and $0.7 million benefit related to the revised estimates of restructuring charges.

(5)	Includes $6.1 million charge related to the sale of assets in accordance with SFAS 144; $7.0 million benefit related to the sale of assets in accordance with SFAS 144; and $2.2 million benefit related to the execution of a software and intellectual property license agreement.

(6)	Includes $1.0 million charge related to reductions in force; $0.8 million related to facility exit costs in accordance with SFAS 146; and $0.6 million charge related to the impairment of property and equipment in accordance with SFAS 144.

(7)	Includes $2.3 million charge related to the impairment of property and equipment in accordance with SFAS 144; $2.1 million charge related to reductions in force; $2.6 million charge related to facility exit charges in accordance with SFAS 146; $0.6 million impairment loss related to a decision to exit a lease early and to discontinue use of certain software; and $0.2 million benefit related to revised estimates of restructuring and impairment charges.

(8)	Includes $2.6 million charge related to the impairment of property and equipment in accordance with SFAS 144; and $2.1 million charge related to a reduction in workforce and facility exit charges under SFAS 146.

(9)	Includes $7.6 million one-time charge related to restructuring of our long-term debt; and $2.8 million one-time charge related to the termination of an interest rate swap agreement.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Executive Summary

TeleTech is one of the largest and most geographically diverse global providers of business process outsourcing solutions. We have a 27-year history of designing, implementing and managing critical business processes for Global 1000 companies to help them improve their customers’ experience, expand their strategic capabilities and increase their operating efficiencies. By delivering a high-quality customer experience through the effective integration of customer-facing, front-office processes with internal back-office processes, we enable our clients to better serve, grow and retain their customer base. We have developed deep vertical industry expertise and support approximately 250 business process outsourcing programs serving 100 global clients in the automotive, broadband, cable, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel, wireline and wireless communication industries.

As globalization of the world’s economy continues to accelerate, businesses are increasingly competing on a large-scale basis due to rapid advances in technology and telecommunications that permit cost-effective real-time global communications and ready access to a highly-skilled worldwide labor force. As a result of these developments, companies have increasingly outsourced business processes to third-party providers in an effort to enhance or maintain their competitive position while increasing shareholder value through improved productivity and profitability.

We believe that our revenue will continue to grow over the long-term as global demand for our services is fueled by the following trends:

•	Integration of front- and back-office business processes to provide increased operating efficiencies and an enhanced customer experience especially in light of the weakening global economic environment. Companies have realized that integrated business processes reduce operating costs and allow customer needs to be met more quickly and efficiently resulting in higher customer satisfaction and brand loyalty thereby improving their competitive position. A majority of our historic revenue has been derived from providing customer-facing front-office solutions to our clients. Given that our global delivery centers are also fully capable of providing back-office solutions, we are uniquely positioned to grow our revenue by winning more back-office opportunities and providing the services during non-peak hours with minimal incremental investment. Furthermore, by spreading our fixed costs across a larger revenue base and increasing our asset utilization, we expect our profitability to improve over time.

•	Increasing percentage of company operations being outsourced to most capable third-party providers. Having experienced success with outsourcing a portion of their business processes,

companies are increasingly inclined to outsource a larger percentage of this work. We believe companies will continue to consolidate their business processes with third-party providers, such as TeleTech, who are financially stable and able to invest in their business while also demonstrating an extensive global operating history and an ability to cost-effectively scale to meet their evolving needs.

•	Increasing adoption of outsourcing across broader groups of industries. Early adopters of the business process outsourcing trend, such as the media and communications industries, are being joined by companies in other industries, including healthcare, retail and financial services. These companies are beginning to adopt outsourcing to improve their business processes and competitiveness. For example, we have seen an increase in our revenue from the healthcare, retail and financial services industries. We believe the number of other industries that will adopt or increase their level of outsourcing will continue to grow further enabling us to increase and diversify our revenue and client base.

•	Focus on speed-to-market by companies launching new products or entering new geographic locations. As companies broaden their product offerings and seek to enter new emerging markets, they are looking for outsourcing providers that can provide speed-to-market while reducing their capital and operating risk. To achieve these benefits, companies are seeking BPO providers with an extensive operating history, an established global footprint, the financial strength to invest in innovation to deliver more strategic capabilities and the ability to scale and meet customer demands quickly. Given our financial stability, geographic presence in 17 countries and our significant investment in standardized technology and processes, clients increasingly select TeleTech because we can quickly ramp large, complex business processes around the globe in a short period of time while assuring a high-quality experience for their customers.

Our Strategy

Our objective is to become the world’s largest, most technologically advanced and innovative provider of onshore, offshore and work from home BPO solutions. Companies within the Global 1000 are our primary client targets due to their size, global nature, focus on outsourcing and desire for the global, scalable integrated process solutions that we offer. We have developed, and continue to invest in, a broad set of capabilities designed to serve this growing client need. These investments include our TeleTech@Home offering which allows our employees to serve clients from their home. This capability has enhanced the flexibility of our offering allowing clients to choose our onshore, offshore or work from home employees to meet their outsourced business process needs. In addition we have begun to offer ‘hosted services’ where clients can license any aspect of our global network and proprietary applications. While the revenue from these offerings is small relative to our consolidated revenue, we believe it will continue to grow as these services become more widely adopted by our clients. We aim to further improve our competitive position by investing in a growing suite of new and innovative business process services across our targeted industries.

Our business strategy to increase revenue, profitability and our industry position includes the following elements:

•	Deepen and broaden our relationships with existing clients;

•	Win business with new clients and focus on targeted industries where we expect accelerating adoption of business process outsourcing;

•	Continue to invest in innovative proprietary technology and new business offerings;

•	Continue to improve our operating margins through increased asset utilization of our globally diverse delivery centers; and

•	Selectively pursue acquisitions that extend our capabilities, geographic reach and/or industry expertise.

Our 2008 Financial Results

In 2008, our revenue grew 2.2% over 2007 to $1,400 million. Our income from operations grew 33.2% to $109.0 million or 7.8% of revenue in 2008 from $81.8 million or 6.0% of revenue in 2007. Income from operations in 2008 included $8.1 million of asset impairment and restructuring charges and $14.6 million of selling, general and administrative charges associated with our equity-based compensation review, financial restatement and related lawsuits. Excluding both of these charges, which totaled $22.7 million, our income from operations in 2008 increased 13.3% to $131.7 million or 9.4% of revenue from $116.2 million or 8.5% of revenue in 2007 excluding $11.5 million of charges associated with our equity-based compensation review and financial restatement and $22.9 million of asset impairment and restructuring charges.

Our improved revenue and operating margin resulted from growth with both new and existing clients across an expanding array of industry verticals, increased utilization of our delivery centers across a 24-hour period, leveraging our global purchasing power and continued expansion of services from our geographically diverse delivery centers.

We have experienced growth in our offshore delivery centers, which primarily serve clients located in other countries. Our offshore delivery capacity now spans seven countries and 25,913 workstations and currently represents 65% of our global delivery capabilities. Revenue in these offshore locations grew 14% in 2008 to $628 million and represented 45% of our total revenue. To meet continued client demand in 2008, we added 5,700 gross workstations primarily in offshore locations including the Philippines, South Africa and Latin America. While historically it was primarily US-based clients that were willing to utilize our offshore delivery capabilities, we have increasingly seen clients in Europe and Asia Pacific willing to utilize our offshore delivery capabilities and expect this trend to continue with clients in other countries. In light of this trend, we plan to continue to selectively expand into new offshore markets. For example, we believe we are one of the first multi-national BPO providers to enter the African continent. As we grow our offshore delivery capabilities and our exposure to foreign currency fluctuations increase, we continue to actively manage this risk via a multi-currency hedging program designed to minimize operating margin volatility.

Our strong financial position due to our cash flow from operations and low debt levels allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows. At December 31, 2008, we had $87.9 million of cash and cash equivalents and a total debt to equity ratio of 25.0%. During 2008, we repurchased $89.6 million of our common stock and since inception of the share repurchase program in 2001 have acquired $251.9 million, or 21.3 million shares, of our outstanding stock.

We have incurred substantial expenses for accounting, legal, tax and other professional services in connection with the Audit Committee’s and our internal review of historical, equity-based compensation practices (the “Review”), as well as preparation of our Consolidated Financial Statements and restated Consolidated Financial Statements. These third-party expenses, which are included in selling, general and administrative expenses, were $12.8 million and $8.6 million for the years ended December 31, 2008 and 2007, respectively. In addition, in the years ended December 31, 2008 and 2007 we recorded additional compensation expense of $1.8 million and $2.9 million, respectively, including amounts for incremental federal, state and employment taxes, assessed upon employees under Section 409A of the Internal Revenue Code, including penalties, interest and tax “gross-ups.” We have committed to make our employees whole for any adverse tax consequences arising as a result of the vesting or exercise of mispriced options identified through the Review.

Business Overview

We serve our clients through the primary business of BPO services. Our BPO business provides outsourced business process and customer management services for a variety of industries through global delivery centers. When we begin operations in a new country, we determine whether the country is intended to primarily serve U.S. based clients, in which case we include the country in our North American

BPO segment, or if the country is intended to serve both domestic clients from that country and U.S. based clients, in which case we include the country in our International BPO segment. This is consistent with our management of the business, internal financial reporting structure and operating focus. Operations for each segment of our BPO business are conducted in the following countries:

North American BPO	International BPO

United States	Argentina
Canada	Australia
Philippines	Brazil
China
Costa Rica
England
Germany
Malaysia
Mexico
New Zealand
Northern Ireland
Scotland
South Africa
Spain

On December 18, 2007, we completed the sale of Customer Solutions Mauritius, an indirect subsidiary that owned a 60% interest in our TeleTech Services India Ltd. joint venture and generated less than 1% of our revenue in 2007. See Note 2 to the Consolidated Financial Statements for further discussion of this disposition.

On September 27, 2007, Newgen Results Corporation and related companies (hereinafter collectively referred to as “Newgen”) and TeleTech entered into an agreement to sell substantially all of the assets and certain liabilities associated with our Database Marketing and Consulting business. The transaction was completed on September 28, 2007. This business, which only represented 1% of our revenue in 2007, provided outsourced database management, direct marketing and related customer acquisitions and retention services for automobile dealerships and manufacturers in North America. During 2007, our income from operations was reduced by $20.4 million related to asset impairment and restructuring charges for this business. During 2007, our income from operations before income taxes and minority interest was reduced by $24.3 million. This includes the $20.4 million of asset impairment and restructuring charges discussed above along with a $3.9 million net charge related to the above disposal. The disposal charge includes a loss on the sale of assets of $6.1 million partially offset by software license income of $2.2 million recorded in Other, net. See Note 7 to the Consolidated Financial Statements for further discussion on the impairment charges and Note 2 to the Consolidated Financial Statements for further discussion of this disposition. On December 22, 2008, as discussed in Note 3 to the Consolidated Financial Statements, Newgen Results Corporation, filed a voluntary petition for liquidation under Chapter 7 in the United States Bankruptcy Court for the District of Delaware. Accordingly, we deconsolidated Newgen Results Corporation as of December 22, 2008.

See Note 4 to the Consolidated Financial Statements for additional discussion regarding our preparation of segment information.

BPO Services

The BPO business generates revenue based primarily on the amount of time our associates devote to a client’s program. We primarily focus on large global corporations in the following industries: automotive, cable and communications, financial services, healthcare, logistics, media and entertainment, retail, technology, travel and wireline and wireless telecommunications. Revenue is recognized as services are provided. The majority of our revenue is from multi-year contracts and we expect that trend to continue. However, we do provide certain client programs on a short-term basis.

We have historically experienced annual attrition of existing client programs of approximately 6% to 10% of our revenue. Attrition of existing client programs during 2008 and 2007 was 6% and 7%, respectively.

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

We have improved our revenue and profitability in both the North American and the International BPO segments by:

•	Capitalizing on the favorable trends in the global outsourcing environment, which we believe will include more companies that want to:

-	Adopt or increase BPO services;

-	Consolidate outsourcing providers with those that have a solid financial position, capital resources to sustain a long-term relationship and globally diverse delivery capabilities across a broad range of solutions;

-	Modify their approach to outsourcing based on total value delivered versus the lowest priced provider; and

-	Better integrate front- and back-office processes.

•	Deepening and broadening relationships with existing clients;

•	Winning business with new clients and focusing on targeted high growth industry verticals;

•	Continuing to diversify revenue into higher-margin offerings such as professional services, talent acquisition, learning services and our hosted TeleTech OnDemandtm capabilities;

•	Increasing capacity utilization during peak and non-peak hours;

•	Scaling our work from home initiative to increase operational flexibility; and

•	Completing select acquisitions that extend our core BPO capabilities or vertical expertise.

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

As discussed above, to some extent our profitability is influenced by the number of new client programs entered into within the period. For new programs we defer revenue related to initial training (“Training Revenue”) when training is billed as a separate component from production rates. Consequently, the corresponding training costs associated with this revenue, consisting primarily of labor and related expenses (“Training Costs”), are also deferred. In these circumstances, both the Training Revenue and Training Costs are amortized straight-line over the life of the contract. In situations where Training Revenue is not billed separately, but rather included in the production rates, there is no deferral as all revenue is recognized over the life of the contract and the associated training expenses are expensed as incurred.

Deferred Training Revenue increased $2.6 million in 2008 to $15.3 million from $12.7 million as of December 31, 2008 and 2007, respectively. Correspondingly, Deferred Training Costs increased $1.3 million in 2008 to $6.6 million from $5.3 million as of December 31, 2008 and 2007, respectively. The increase in these deferrals was due to growth in new client programs where training was billed separately during the period. As of December 31, 2008, we had Deferred Training Revenue, net of Deferred Training Costs, of $8.7 million that will be recognized into our income from operations over the remaining life of the corresponding contracts (approximately 14 months). See Note 14 to the Consolidated Financial Statements for further discussion of deferred training revenue.

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

Our profitability is influenced by our ability to increase capacity utilization in our delivery centers. We attempt to minimize the financial impact resulting from idle capacity when planning the development and opening of new delivery centers or the expansion of existing delivery centers. As such, management considers numerous factors that affect capacity utilization, including anticipated expirations, reductions, terminations, or expansions of existing programs and the potential size and timing of new client contracts that we expect to obtain. As a result, we expanded our capacity in 2008 by approximately 5,700 gross workstations in primarily offshore locations including the Philippines, South Africa and Latin America. Concurrent with these increases, we also reduced our capacity in 2008 by approximately 3,200 workstations in North America, Asia Pacific, Spain and Mexico as we continue to rationalize our capacity based on client demand.

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

We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of December 31, 2008, the overall capacity utilization in our Multi-Client Centers was 71% and is lower than the prior year due to softness of existing client volumes in light of the weakening economic environment. The table below presents workstation data for our multi-client centers as of December 31, 2008 and 2007. Dedicated and Managed Centers (9,048 and 10,055 workstations, at December 31, 2008 and 2007, respectively) are excluded from the workstation data as unused workstations in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	December 31, 2008			December 31, 2007
	Total			Total
	Production		% In	Production		% In
	Workstations	In Use	Use	Workstations	In Use	Use

North American BPO
Sites open < 1 year	2,401	1,043	43%	3,061	1,204	39%
Sites open > 1 year	15,682	12,515	80%	13,036	11,839	91%

Total North American BPO	18,083	13,558	75%	16,097	13,043	81%

International BPO
Sites open < 1 year	2,795	1,233	44%	2,502	1,346	54%
Sites open > 1 year	10,010	7,239	72%	9,746	7,879	81%

Total International BPO	12,805	8,472	66%	12,248	9,225	75%

Total	30,888	22,030	71%	28,345	22,268	79%

Database Marketing and Consulting

On September 27, 2007, Newgen and TeleTech entered into an agreement to sell substantially all of the assets and certain liabilities associated with our Database Marketing and Consulting business. As a result of the transaction which was completed on September 28, 2007, Newgen received $3.2 million in cash and recorded a loss on disposal of $6.1 million. See Note 2 to the Consolidated Financial Statements for further discussion of this disposition.

The revenue from this business was generated utilizing a database and contact system to promote the sales and service business of automobile dealership customers using targeted marketing solutions through the phone, mail, email, and the Web. This business generated a loss from operations of approximately $0.6 million for the year ended December 31, 2008.

Concurrent with the sale, we entered into an agreement with the buyer of our Database Marketing and Consulting business to provide ongoing BPO services to that segment that were previously being performed by us. We reviewed the direct cash flows associated with this agreement and compared them to our estimates of the revenue associated with the Database Marketing and Consulting business. We concluded that these direct cash flows were significant. As a result, the operations included in the Database Marketing and Consulting business did not meet the criteria under Statement of Accounting Standards (“SFAS”) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) and therefore was not classified as discontinued operations.

Prior to the sale and as a result of the business’ continued losses, during June 2007, we determined that it was “more-likely-than-not” that we would dispose of our Database Marketing and Consulting business. This triggered impairment testing on an interim basis for this segment under the guidance of SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS 142”) as discussed in Note 7 to the Consolidated Financial Statements. As a result, the Database, Marketing and Consulting business recorded an impairment loss of $13.4 million during the second quarter of 2007 to reduce the carrying value of their goodwill to zero.

On December 22, 2008, as discussed in Note 3 to the Consolidated Financial Statements, Newgen Results Corporation, a wholly-owned subsidiary of the Company, filed a voluntary petition for liquidation under Chapter 7 in the United States Bankruptcy Court for the District of Delaware. Under Accounting Research Bulletin No. 51, Consolidated Financial Statements, a consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Accordingly, the Company deconsolidated Newgen Results Corporation as of December 22, 2008.

Overall

As shown in the “Results of Operations” section which follows later, we have improved income from operations for our North American and International BPO segments. The increases are attributable to a variety of factors such as expansion of work on certain client programs, transitioning work on certain client programs to lower cost operating centers, improving individual client program profit margins and/or eliminating underperforming programs and our multi – phased cost reduction plan.

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

Performance-based – Under performance-based arrangements, we are paid by our clients based on the achievement of certain levels of sales or other client-determined criteria specified in the client contract. We recognize performance-based revenue by measuring our actual results against the performance criteria specified in the contracts. Amounts collected from clients prior to the performance of services are recorded as deferred revenue, which is recorded in Other short-term liabilities or Other long-term liabilities in the accompanying Consolidated Balance Sheets.

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

Periodically we make certain expenditures related to acquiring contracts, or providing up front discounts for future services to existing customers (recorded as Contract Acquisition Costs in the accompanying Consolidated Balance Sheets). Those expenditures are capitalized and amortized in proportion to the expected future revenue from the contract, which in most cases results in straight-line amortization over the life of the contract. Amortization of these amounts are recorded as a reduction of revenue.

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

The Financial Accounting Standards Board recently issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS 109. FIN 48 was effective for our 2007 year. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors including changes in facts or circumstances, changes in applicable tax law, and settlement of issues under audit. We recognize interest and penalties related to uncertain tax positions in Provision for Income Taxes in our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 1 and Note 11 to the Consolidated Financial Statements for a discussion of the impact FIN 48 has had on our Consolidated Financial Statements.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carry amount may not be recoverable in accordance with SFAS 144. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates.

Goodwill

We assess the realizability of goodwill annually and whenever events or changes in circumstances indicate it may be impaired. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The impairment, if any, is measured based on the estimated fair value of the reporting unit. We aggregate segment components with similar economic characteristics in forming a reporting unit; aggregation can be based on types of customers, methods of distribution of services, shared operations, acquisition history, and management judgment and reporting.

We estimate fair value using discounted cash flows of the reporting units. The most significant assumptions used in these analyses are those made in estimating future cash flows. In estimating future cash flows, we use financial assumptions in our internal forecasting model such as projected capacity utilization, projected changes in the prices we charge for our services, projected labor costs, as well as contract negotiation status. The projected revenue average growth rates of our reporting units ranged from a revenue decline of (14%) to a revenue growth of 6% per annum over a three year period. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate. We use a discount rate we consider appropriate for the country where the business unit is providing services. Based on the analyses performed in the fourth quarter of 2008, there was no impairment to the December 31, 2008 goodwill balances of our reporting units. If actual results are less than the assumptions used in performing the impairment test, the fair value of the reporting units may be significantly lower, causing the carrying value to exceed the fair value and indicating an impairment has occurred. However, a decrease of 8-10% in the estimated fair value of any of our reporting units at December 31, 2008 would not have resulted in a goodwill impairment charge.

Restructuring Liability

We routinely assess the profitability and utilization of our delivery centers and existing markets. In some cases, we have chosen to close under-performing delivery centers and complete reductions in workforce to enhance future profitability. We follow SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than upon commitment to a plan.

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

Adoption of SFAS No. 123(R) and Equity-Based Compensation Expense

During the first quarter of 2006, we adopted SFAS No. 123(R) Accounting for Share Based Payment (“SFAS 123(R)”) applying the modified prospective method. SFAS 123(R) requires all equity-based payments to employees to be recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) based on the grant date fair value of the award. Prior to the adoption of SFAS 123(R), we accounted for equity-based awards under the intrinsic value method, which followed recognition and measurement principles of APB 25 and related interpretations, and equity-based compensation was included as pro-forma disclosure within the notes to the financial statements. We did not modify the terms of any previously granted options in anticipation of the adoption of SFAS 123(R).

In accordance with SFAS 123(R), we are required to estimate a forfeiture rate related to pre-vested equity awards based on historical forfeitures. Stock-based compensation expense is adjusted once an equity award cancels or vests, which could result in a difference from what was originally recorded. See Note 18 to the Consolidated Financial Statements for more discussion on equity-based accounting.

Fair Value Measurement

Effective January 1, 2008, the Company adopted SFAS No. 157 Fair Value Measurements (“SFAS 157”), which provides a framework for measuring fair value under GAAP. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the asset or liability, including assumptions about counter party credit risk, including the ability of each party to execute its obligation under the contract, and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable.

The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government treasury securities.

Level 2	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over-the-counter forwards, options and repurchase agreements.

Level 3	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs. At each balance sheet date, the Company performs an analysis of all instruments subject to SFAS 157 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

Derivatives

We account for financial derivative instruments in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). We enter into foreign exchange forward and option contracts to reduce our exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue in non-functional currencies. Upon proper qualification, these contracts are accounted for as cash flow hedges, as defined by SFAS 133. We also entered into foreign exchange forward contracts to hedge our net investment in a foreign operation.

All derivative financial instruments are reported on the Consolidated Balance Sheets at fair value. Changes in fair value of derivative instruments designated as cash flow hedges are recorded in Accumulated Other Comprehensive Income (Loss), a component of Stockholders’ Equity, to the extent they are deemed effective. Based on the criteria established by SFAS 133, all of our cash flow hedge contracts are deemed to be highly effective. Changes in fair value of our net investment hedge is recorded in cumulative translation adjustment in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets offsetting the change in cumulative translation adjustment attributable to the hedged portion of our net investment in the foreign operation. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction within Revenue. Gains and losses from the settlements of our net investment hedge remain in Accumulated Other Comprehensive Income (Loss) until partial or complete liquidation of the applicable net investment.

We also enter into fair value derivative contracts that hedge against translation gains and losses. Changes in the fair value of derivative instruments designated as fair value hedges affect the carrying value of the asset or liability hedged, with changes in both the derivative instrument and the hedged asset or liability being recognized in earnings.

While we expect that our derivative instruments will continue to be highly effective and in compliance with applicable guidance under SFAS 133, as amended, if our hedges did not qualify as highly effective or if we determine that forecasted transactions will not occur, the changes in the fair value of the derivatives used as hedges would be reflected currently in earnings.

In addition to hedging activities, we also have embedded derivatives in certain foreign lease contracts. We bifurcate the embedded derivative feature from the host contract in accordance with SFAS 133, with any changes in fair value of the embedded derivatives recognized in Cost of Services.

Contingencies

We record a liability in accordance with SFAS No. 5 Accounting for Contingencies for pending litigation and claims where losses are both probable and reasonably estimable. Each quarter, management, reviews all litigation and claims on a case-by-case basis and assigns probability of loss and range of loss.

Explanation of Key Metrics and Other Items

Cost of Services

Cost of services principally includes costs incurred in connection with our BPO operations and database marketing services, including direct labor, telecommunications, printing, postage, sales and use tax and certain fixed costs associated with delivery centers. In addition, cost of services includes income related to grants we may receive from local or state governments as an incentive to locate delivery centers in their jurisdictions which reduce the cost of services for those facilities.

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

The following table reconciles free cash flow to net cash provided by operating activities for our consolidated results (amounts in thousands):

	Year Ended December 31,
	2008		2007	2006

Free cash flow	$98,854		$42,431	$33,058
Purchases of property, plant and equipment	61,712	(1)	61,083	66,016

Net cash provided by operating activities	$160,566		$103,514	$99,074

(1)	Purchases of property, plant and equipment in 2008 are net of proceeds from a government grant of $4,276.

We discuss factors affecting free cash flow between periods in the “Liquidity and Capital Resources” section below.

Non-GAAP Income from Operations

We discuss our income from operations for the years ended December 31, 2008 and 2007 excluding asset impairment and restructuring charges, and costs associated with our equity-based compensation review and financial restatement, which is a non-GAAP financial measure. We believe this measure provides meaningful supplemental information by indentifying matters that are not indicative of core business operating results or are of a substantially non-recurring nature. A reconciliation of this non-

GAAP financial measure to the most directly comparable GAAP financial measure is included with the presentation of the non-GAAP financial measure.

Non-GAAP Effective Tax Rate

The effective tax rate for the years ended December 31, 2008, 2007 and 2006 is discussed using non-GAAP financial measures that exclude the effects of amounts associated with restructuring and asset impairments charges, the release of valuation allowances and reduction in our FIN 48 tax liability, gains/losses from the dispositions of assets, and changes due to certain tax planning and corporate restructuring activities. Management believes that it is helpful to exclude these effects to better understand and analyze the periods’ effective tax rate given the discrete nature of these items. A reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measure is included with the presentation of the non-GAAP financial measures.

RESULTS OF OPERATIONS

Year Ended December 31, 2008 Compared to December 31, 2007

The following tables are presented to facilitate Management’s Discussion and Analysis. The following table presents results of operations by segment for the years ended December 31, 2008 and 2007 (dollar amounts in thousands):

	Year Ended December 31,
		% of		% of
		Segment		Segment
	2008	Revenue	2007	Revenue	$ Change	% Change

Revenue
North American BPO	$974,815	69.6%	$955,810	69.8%	$19,005	2.0%
International BPO	425,332	30.4%	396,080	28.9%	29,252	7.4%
Database Marketing and Consulting	–	0.0%	17,742	1.3%	(17,742)	(100.0)%

	$1,400,147	100.0%	$1,369,632	100.0%	$30,515	2.2%
Cost of services
North American BPO	$708,290	72.7%	$689,793	72.2%	$18,497	2.7%
International BPO	315,989	74.3%	299,927	75.7%	16,062	5.4%
Database Marketing and Consulting	172	0.0%	11,739	66.2%	(11,567)	(98.5)%

	$1,024,451	73.2%	$1,001,459	73.1%	$22,992	2.3%
Selling, general and administrative
North American BPO	$125,034	12.8%	$126,517	13.2%	$(1,483)	(1.2)%
International BPO	74,044	17.4%	66,700	16.8%	7,344	11.0%
Database Marketing and Consulting	417	0.0%	14,311	80.7%	(13,894)	(97.1)%

	$199,495	14.2%	$207,528	15.2%	$(8,033)	(3.9)%
Depreciation and amortization
North American BPO	$36,521	3.7%	$31,964	3.3%	$4,557	14.3%
International BPO	22,631	5.3%	20,076	5.1%	2,555	12.7%
Database Marketing and Consulting	14	0.0%	3,913	22.1%	(3,899)	(99.6)%

	$59,166	4.2%	$55,953	4.1%	$3,213	5.7%
Restructuring charges, net
North American BPO	$2,880	0.3%	$1,280	0.1%	$1,600	125.0%
International BPO	3,226	0.8%	1,050	0.3%	2,176	207.2%
Database Marketing and Consulting	(47)	0.0%	4,785	27.0%	(4,832)	(101.0)%

	$6,059	0.4%	$7,115	0.5%	$(1,056)	(14.8)%
Impairment losses
North American BPO	$1,854	0.2%	$154	0.0%	$1,700	1103.9%
International BPO	164	0.0%	–	0.0%	164	100.0%
Database Marketing and Consulting	–	0.0%	15,635	88.1%	(15,635)	(100.0)%

	$2,018	0.1%	$15,789	1.2%	$(13,771)	(87.2)%
Income (loss) from operations
North American BPO	$100,236	10.3%	$106,102	11.1%	$(5,866)	(5.5)%
International BPO	9,278	2.2%	8,327	2.1%	951	11.4%
Database Marketing and Consulting	(556)	0.0%	(32,641)	(184.0)%	32,085	98.3%

	$108,958	7.8%	$81,788	6.0%	$27,170	33.2%

Other income (expense)	$(4,354)	(0.3)%	$(6,437)	(0.5)%	$2,083	32.4%

Provision for income taxes	$(27,269)	(1.9)%	$(19,562)	(1.4)%	$(7,707)	(39.4)%

Revenue

Our strategy of continuing to increase our offshore revenue delivery resulted in an increase in our percentage of offshore revenue. Our offshore delivery capacity now represents 65% of our global delivery capabilities. Revenue in these offshore locations grew 14% in 2008 from the prior year to $628 million from $549 million, and represented 45% of our total revenue. An important component of our growth strategy is continued international expansion. Factors that may impact our ability to maintain our offshore operating margins are potential increases in competition for the available workforce, the trend of higher occupancy costs and foreign currency fluctuations.

Revenue for North American BPO for 2008 compared to 2007 was $974.8 million and $955.8 million, respectively. The increase in revenue for the North American BPO was due to net expansion of client programs of $58.4 million offset by certain program terminations of $39.4 million.

Revenue for International BPO for 2008 compared to 2007 was $425.3 million and $396.1 million, respectively. The increase in revenue for the International BPO was due to the net expansion of client programs of $36.9 million, positive changes in foreign exchange rates causing an increase in revenue of $7.3 million, offset by certain program terminations of $15.0 million.

Revenue for Database Marketing and Consulting for 2008 compared to 2007 was $0.0 million and $17.7 million, respectively. Substantially all of the assets and liabilities associated with this business were sold in September 2007 and therefore, no revenue was generated in 2008.

Cost of Services

Cost of services for North American BPO for 2008 compared to 2007 was $708.3 million and $689.8 million, respectively. Cost of services as a percentage of revenue in the North American BPO increased slightly compared to the prior year. In absolute dollars the increase is due to an increase of $20.0 million in employee related expenses due to implementation of new and expanded client programs and a net decrease of $1.5 million in other expenses.

Cost of services for International BPO for 2008 compared to 2007 was $316.0 million and $299.9 million, respectively. Cost of services as a percentage of revenue in the International BPO decreased compared to the prior year due to expanded off-shoring of certain international clients. In absolute dollars the increase is due to an increase of $7.7 million in employee related expenses due to implementation of new clients and the growth of existing clients, with approximately $4.2 million of that increase due to changes in foreign exchange rates, a $4.6 million increase in rent and telecommunications, and $3.8 million in net increases in other expenses.

Cost of services for Database Marketing and Consulting for 2008 compared to 2007 was $0.2 million and $11.7 million, respectively. The decrease from the prior year was due to the sale of substantially all of the assets and liabilities associated with this business in September 2007.

Selling, General and Administrative

Selling, general and administrative expenses for North American BPO for 2008 compared to 2007 were $125.0 million and $126.5 million, respectively. The expenses decreased in absolute dollars and as a percentage of revenue as a result of decreased employee related expenses of $5.9 million offset by an increase of $1.9 million of professional fees and payroll taxes associated with the equity-based compensation review and restatement of our historic financial statements and related lawsuits, and a net increase in other expenses of $2.5 million.

Selling, general and administrative expenses for International BPO for 2008 compared to 2007 were $74.0 million and $66.7 million, respectively. The expenses increased in absolute dollars and as a percentage of revenue as a result of an increase to employee related expenses of $3.0 million, an increase of $1.3 million of professional fees and payroll taxes associated with the equity-based compensation review and restatement of our historical financial statements and related lawsuits, and a net increase of $3.0 million in other expenses.

Selling, general and administrative expenses for Database Marketing and Consulting for 2008 compared to 2007 were $0.4 million and $14.3 million, respectively. The decrease was due to the sale of substantially all of the assets and liabilities associated with this business in September 2007.

Depreciation and Amortization

Depreciation and amortization expense on a consolidated basis for 2008 and 2007 was $59.2 million and $56.0 million, respectively. Depreciation and amortization expense in both the North American BPO and International BPO as a percentage of revenue increased slightly compared to the prior year. The North American BPO included an increase in the Philippines of $5.0 million due to investment in new capacity. The International BPO included an increase for Latin America of $1.9 million and an increase for Africa of $0.6 million both due to new capacity. The Database Marketing and Consulting depreciation expense decreased by $3.9 million due to the sale of substantially all of the assets and liabilities associated with this business in September 2007.

Restructuring Charges

During 2008, we recorded $6.1 million of restructuring charges compared to $7.1 million in 2007. During 2008, we undertook several restructuring activities including the closure of four North American BPO delivery centers and reductions in workforce in our International BPO segment to better align our workforce with current business needs.

Impairment Losses

During 2008, we recorded $2.0 million of impairment charges compared to $15.8 million in 2007. In 2008, these impairment charges related primarily to the closure of two North American BPO delivery centers. In 2007, this charge related primarily to the impairment of fixed assets and goodwill in our Database Marketing and Consulting business.

Other Income (Expense)

For 2008, total other income (expense) decreased by $2.1 million primarily due to an increase of interest income of $2.5 million due to higher cash and cash equivalent balances, primarily in international locations earning higher average interest rates.

Income Taxes

The effective tax rate for 2008 was 26.1%. This compares to an effective tax rate of 26.0% in 2007. The 2008 effective tax rate is positively influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. The effective tax rate for 2008 was lower than expected due to the release of $3.9 million of valuation allowance in the United Kingdom, the Netherlands and the United States and a net reduction of $0.1 million FIN 48 tax liability. Without these items, our effective tax rate in 2008 would have been 29.9%. The effective tax rate for 2007 of 26.0% was lower than expected due to the second quarter impairment and third quarter restructuring and loss on the sale of subsidiary recorded for our Database Marketing and Consulting business as discussed in Note 11 to the Consolidated Financial Statements. These charges were all recorded in the U.S. tax jurisdiction and reduced income before taxes recorded in the U.S. and thereby increased the proportion of income before taxes earned in international tax jurisdictions. Finally, we realized a $2.4 million benefit related to a permanent difference in calculating the gain from disposition of our India joint venture in the fourth quarter of 2007 as discussed in Note 2 to the Consolidated Financial Statements and a $1.4 million benefit related to certain tax planning and corporate restructuring activities and the reversal of $0.9 million in deferred tax valuation allowance recorded against tax assets in prior years. Without these items, our effective tax rate in 2007 would have been 32.2%. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Further, income taxes are subject to changing tax laws, regulations and interpretations in multiple jurisdictions, in which we operate, as well as the requirements, pronouncements and rulings of certain tax, regulatory and accounting organizations. In future years, our effective tax rate is expected to return to approximately 30% to 33%, principally because we expect our distribution of pre-tax income between the U.S. and our international tax jurisdictions to return to more typical levels seen in recent years.

Year Ended December 31, 2007 Compared to December 31, 2006

The following table presents results of operations by segment for the years ended December 31, 2007 and 2006 (amounts in thousands):

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

Revenue

Revenue for the North American BPO for 2007 compared to 2006 was $955.8 million and $814.4 million, respectively. The increase in revenue for the North American BPO was due to net expansion of client programs of $153.2 million, the inclusion of a full-year of revenue from Direct Alliance Corporation (“DAC”) of $27.7 million offset by certain program terminations of $39.5 million. DAC was purchased effective June 30, 2006 thus the increase relates to 2006 including six months of revenue and 2007 including twelve months of revenue.

Revenue for the International BPO for 2007 compared to 2006 was $396.1 million and $356.1 million, respectively. The increase in revenue for the International BPO was due to net expansion of client programs of $38.5 million, positive changes in foreign exchange rates causing an increase in revenue of $32.3 million, and certain program terminations of $30.9 million.

Revenue for Database Marketing and Consulting for 2007 compared to 2006 was $17.7 million and $40.2 million, respectively. The decrease is due primarily to a net decline in clients and the disposition of the business in September 2007.

Cost of Services

Cost of services for the North American BPO for 2007 compared to 2006 was $689.8 million and $588.0 million, respectively. Cost of services as a percentage of revenue in the North American BPO remained consistent as compared to the prior year. In absolute dollars, the increase is due to an increase of $77.5 million in employee related expenses due to implementation of new and expanded client programs, an increase of $17.3 million due to the inclusion of a full-year of DAC, an increase of $5.0 million for rent and telecommunications and $2.0 million in net increases in other expenses.

Cost of services for the International BPO for 2007 compared to 2006 was $299.9 million and $272.0 million, respectively. Cost of services as a percentage of revenue in the International BPO decreased due to rapid expansion of our offshore capacity in lower cost locations. In absolute dollars, the increase is due to an increase of $19.0 million in employee related expenses due to implementation of new and the growth of existing clients, with approximately $22.2 million of that increase due to changes in foreign exchange rates, an increase of $3.2 million for rent and telecommunications, and $5.7 million in net increases in other expenses.

Cost of services for Database Marketing and Consulting for 2007 compared to 2006 was $11.7 million and $22.8 million, respectively. The decrease from the prior year was primarily due to cost reductions and the disposition of the business in September 2007.

Selling, General and Administrative

Selling, general and administrative expenses for the North American BPO for 2007 compared to 2006 were $126.5 million and $112.7 million, respectively. The expenses increased in absolute dollars as a result of $8.2 million of professional fees and payroll taxes associated with the equity-based compensation review and restatement of our historical financial statements, $9.0 million due to the inclusion of a full-year of DAC, offset by net decreases in other expenses.

Selling, general and administrative expenses for the International BPO for 2007 compared to 2006 were $66.7 million and $62.4 million, respectively. These expenses for the International BPO increased in absolute dollars as a result of higher business volumes and $3.2 million of professional fees and payroll taxes associated with the equity-based compensation review and restatement of our historical financial statements and decreased as a percentage of revenue due to headcount reductions in our operations in Europe and Asia Pacific and greater economies of scale.

Selling, general and administrative expenses for Database Marketing and Consulting for 2007 compared to 2006 were $14.3 million and $24.9 million, respectively. The decrease was primarily due to cost reductions, the lower allocation of corporate-level operating expenses and the disposition of the business in September 2007.

Depreciation and Amortization

Depreciation and amortization expense on a consolidated basis for 2007 compared to 2006 was $56.0 million and $52.0 million, respectively. Depreciation and amortization expense in the North American BPO remained relatively consistent as a percentage of revenue with the prior year and increased in the International BPO segment due to expansion of capacity in certain offshore markets. The North American BPO included an increase in the Philippines of $4.7 million due to investment in new capacity. The International BPO included an increase for Latin America of $3.4 million due to new capacity. The Database Marketing and Consulting depreciation expense decreased by $3.6 million due to assets, primarily software development costs, reaching the end of their depreciable lives and the disposition of the business in September 2007.

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

Other Income (Expense)

For 2007, interest income and expense were relatively unchanged from 2006. Other, net decreased by $2.1 million in 2007, compared to 2006. Other, net in 2007 included a $7.0 million gain on the sale of our India joint venture, a $2.2 million gain from the sale of a software license to the purchaser of our Database Marketing and Consulting business, a loss on the sale of the Database Marketing and Consulting business of $6.1 million and foreign currency transaction losses of $4.1 million.

Income Taxes

The effective tax rate for 2007 was 26.0%. This compares to an effective tax rate of 23.8% in 2006. The 2007 effective tax rate is positively influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. The effective tax rate for 2007 is lower than expected due to the second quarter impairment and third quarter restructuring and loss on the sale of subsidiary recorded for our Database Marketing and Consulting business as discussed in Note 11 to the Consolidated Financial Statements. These charges were all recorded in the U.S. tax jurisdiction and reduced income before taxes recorded in the U.S. and thereby increased the proportion of income before taxes earned in international tax jurisdictions. Finally, we realized a $2.4 million benefit related to a permanent difference in calculating the gain from disposition of our India joint venture in the fourth quarter as discussed in Note 2 to the Consolidated Financial Statements and a $1.4 million benefit related to certain tax planning and corporate restructuring activities and the reversal of $0.9 million in deferred tax valuation allowance recorded against tax assets in prior years. Without these items, our effective tax rate in 2007 would have been 32.2%. In 2006 the effective tax rate of 23.8% includes the benefit from the reversal of a $4.0 million deferred tax valuation allowance recorded against tax assets recorded in prior years. In addition, we recorded new deferred tax assets of $3.3 million due to a corporate restructuring. Without these items, our effective tax rate in 2006 would have been 34.3%. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Further, income taxes are subject to changing tax laws, regulations and interpretations in multiple jurisdictions, in which we operate, as well as the requirements, pronouncements and rulings of certain tax, regulatory and accounting organizations. In future years, our effective tax rate is expected to return to approximately 30% to 33%, principally because we expect our distribution of pre-tax income between the U.S. and our international tax jurisdictions to return to more typical levels seen in recent years.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Amended and Restated Credit Agreement, dated September 28, 2006 (the “Credit Facility”). During the year ended December 31, 2008, we generated positive operating cash flows of $160.6 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

We manage a centralized global treasury function in the United States with a particular focus on concentrating and safeguarding our global cash and cash equivalent reserves. While we generally prefer to hold U.S. Dollars, we maintain adequate cash in the functional currency of our foreign subsidiaries to support local operating costs. While there are no assurances, we believe our global cash is protected given our cash management practices, banking partners, and low-risk investments.

We primarily utilize our Credit Facility to fund working capital, stock repurchases, and other strategic and general operating purposes. In September 2008, we exercised the upsizing feature under the Credit Facility to increase our borrowing capacity by an additional $45.0 million, which increased the total commitments to $225.0 million. As of December 31, 2008 and December 31, 2007, we had $80.8 million and $65.4 million in outstanding borrowings under our Credit Facility, respectively. After consideration for issued letters of credit under the Credit Facility, totaling $6.3 million, our remaining borrowing capacity was $137.9 million as of December 31, 2008.

We continue to closely monitor the credit crisis and evaluate how recent events are impacting the liquidity and capitalization of our investment-grade rated syndication of banks. We do not foresee an issue that would limit our access to borrowings under the Credit Facility.

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

The following discussion highlights our cash flow activities during the years ended December 31, 2008, 2007 and 2006.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $87.9 million and $91.2 million as of December 31, 2008 and 2007, respectively.

Cash Flows from Operating Activities

We reinvest our cash flows from operating activities in our business or in the purchase of our outstanding stock. For the years 2008, 2007 and 2006, we reported net cash flows provided by operating activities of $160.6 million, $103.5 million and $99.1 million, respectively. The increase from 2007 to 2008 is primarily due to an increase in net income of $20.6 million, greater collections of accounts receivable of $50.3 million offset by decreases in impairment losses of $13.8 million. The increase from 2006 to 2007 is primarily due to increases in impairment losses of $15.2 million, an increase in prepaids of $12.7 million, offset by a decrease in collection of accounts receivable and higher revenue of $19.7 million

Cash Flows from Investing Activities

We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the years 2008, 2007 and 2006, we reported net cash flows used in investing activities of $62.1 million, $49.1 million and $113.8 million, respectively. The increase from 2007 to 2008 was primarily due to the disposition of two of our entities. The decrease from 2006 to 2007 resulted from not having the DAC acquisition which was a one-time event in 2006 and from a decrease in capital expenditures.

Cash Flows from Financing Activities

For the years 2008, 2007 and 2006, we reported net cash flows provided by (used in) financing activities of $(75.6) million, $(30.1) million and $38.4 million, respectively. The change from 2007 to 2008 is due to increased purchases of our outstanding stock of $42.6 million, increased net borrowings on the line of credit of $15.0 million offset by a decrease in proceeds from stock option exercises of $13.0 million. The change from 2006 to 2007 is due primarily to a decrease in net borrowings on the line of credit of $37.9 million due to higher cash balances and increased purchases of our outstanding stock of $30.4 million.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” for definition of free cash flow) was $98.9 million, $42.4 million and $33.1 million for the years 2008, 2007 and 2006, respectively. The increase from 2007 to 2008 resulted primarily from an increase in net income and positive changes in working capital. The increase from 2006 to 2007 resulted primarily from higher cash flows from operations and lower purchases of property, plant and equipment.

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of December 31, 2008 are summarized as follows (amounts in thousands):

	Less than	1 to 3	3 to 5	Over 5
	1 Year	Years	Years	Years	Total

Credit Facility(1)	$2,065	$84,415	$–	$–	$86,480
Capital lease obligations	2,058	3,771	576	–	6,405
Purchase obligations	19,106	26,254	11,966	–	57,326
Operating lease commitments	30,645	50,243	28,813	21,056	130,757

Total	$53,874	$164,683	$41,355	$21,056	$280,968

(1)	Includes estimated interest payments based on the weighted average interest rate and debt outstanding as of December 31, 2008.

•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.

•	Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Consolidated Balance Sheets until such goods and/or services are received.

•	The contractual obligation table excludes our FIN 48 liabilities of $1.6 million because we cannot reliably estimate the timing of cash payments. See Note 11 to the Consolidated Financial Statements for further discussion.

Purchase Obligations

Occasionally we contract with certain of our communications clients (which currently represent approximately 17% of our annual revenue) to provide us with telecommunication services. We believe these contracts are negotiated on an arm’s-length basis and may be negotiated at different times and with different legal entities.

Future Capital Requirements

We expect total capital expenditures in 2009 to be approximately $45 – $55 million. Approximately 75% of the expected capital expenditures in 2009 are related to the opening and/or expansion of delivery centers and 25% relates to the maintenance capital required for existing assets and internal technology projects. The anticipated level of 2009 capital expenditures is primarily dependent upon new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technological infrastructure.

We also expect to continue to incur outside legal, accounting and consulting expenses in conjunction with the shareholder class action and derivative action lawsuits filed against us and certain current directors and officers as a result of our review of historical equity-based accounting practices. Although we cannot predict the amount of such expenses in 2009, we incurred $14.6 million and $11.5 million of expenses in 2008 and 2007, respectively, for accounting, legal, tax, other professional services and additional compensation in connection with the Audit Committee’s review as well as restatement of our Consolidated Financial Statements.

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

Debt Instruments and Related Covenants

Our Credit Facility, dated September 28, 2006, permits us to borrow up to a maximum of $225 million. The Credit Facility expires on September 27, 2011 and allows us to request a one-year extension beyond the maturity date subject to unanimous approval by the lenders. The Credit Facility is secured by the majority of our domestic accounts receivable and a pledge of 65% of the capital stock of specified material foreign subsidiaries. Our domestic subsidiaries are guarantors under the Credit Facility.

The Credit Facility, which includes customary financial covenants, may be used for general corporate purposes, including working capital, purchases of treasury stock and acquisition financing. As of December 31, 2008, we were in compliance with all financial covenants. The Credit Facility accrues interest at a rate based on either (1) Prime Rate, defined as the higher of the lender’s prime rate or the Federal Funds Rate plus 0.50%, or (2) LIBOR plus an applicable credit spread, at our option. The interest rate will vary based on our leverage ratio as defined in the Credit Facility. As of December 31, 2008, interest accrued at the weighted-average rate of approximately 2.3% In addition, we pay commitment fees on the unused portion of the Credit Facility at a rate of 0.125% per annum. As of December 31, 2008 and 2007, we had outstanding borrowings under the Credit Facility of $80.8 million and $65.4 million, respectively. Our borrowing capacity is reduced by $6.3 million as a result of the letters of credit issued under the Credit Facility. The unused commitment under the Credit Facility was $137.9 million as of December 31, 2008.

Client Concentration

Our five largest clients accounted for 39%, 40% and 42% of our annual revenue for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, these five clients accounted for an even greater proportional share of our consolidated earnings. The profitability of services provided to these clients varies greatly based upon the specific contract terms with any particular client. In addition, clients may adjust business volumes served by us based on their business requirements. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, this risk is mitigated, in part, by the service level disruptions that would arise for our clients.

The contracts with our five largest clients expire between 2009 and 2011. A particular client may have multiple contracts with different expiration dates. We have historically renewed most of our contracts with our largest clients. However, there is no assurance that future contracts will be renewed or, if renewed, will be on terms as favorable as the existing contracts.

Recently Issued Accounting Pronouncements

We discuss the potential impact of recent accounting pronouncements in Notes 1 and 11 to the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our consolidated financial position, consolidated results of operations, or consolidated cash flows due to adverse changes in financial and commodity market prices and rates. Market risk also includes credit and non-performance risk by counterparties to our various financial instruments, our banking partners. We are exposed to market risk due to changes in interest rates, and foreign currency exchange rates as measured against the U.S. dollar; as well as changes in the financial stability of our various counterparty banks. These exposures are directly related to our normal operating and funding activities. As discussed below, we enter into derivative instruments to manage and reduce the impact of currency exchange rate changes, primarily between the U.S. dollar/Canadian dollar, the U.S. dollar/Philippine peso, the U.S. dollar/Mexican peso, the U.S. dollar/Argentine peso, the U.S. dollar/S. African rand, and the U.S dollar/Brazilian real. In order to mitigate against credit and non-performance risk, it is our policy to only enter into derivative contracts and other financial instruments with investment grade counterparty financial institutions and, correspondingly, our derivative valuations reflect the creditworthiness of our counterparties. As of the date of this report, we have not experienced, nor do we anticipate, any issues related to derivative counterparty defaults.

Interest Rate Risk

The interest rate on our Credit Facility is variable based upon the Prime Rate and the London Interbank Offered Rate (“LIBOR”) and, therefore, is affected by changes in market interest rates. As of December 31, 2008, there was an $80.8 million outstanding balance under the Credit Facility with a weighted average interest rate of 2.3%. If the Prime Rate or LIBOR increased 100 basis points, there would not be a material impact to our consolidated financial position or results of operations.

Foreign Currency Risk

In addition to the U.S., we have operations in Argentina, Australia, Brazil, Canada, China, Costa Rica, England, Germany, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, South Africa, and Spain. For the years ended December 31, 2008, 2007 and 2006, revenue associated with operations in non-U.S. countries represented 71%, 68%, and 64% of our consolidated revenue, respectively.

The expenses from these foreign operations, are denominated in local currency, thereby creating exposure to changes in exchange rates between local currencies and contractual currencies – primarily the U.S. dollar. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. The majority of this exposure is related to work performed from delivery centers located in Canada, the Philippines, Argentina, and Mexico.

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

The following summarizes relative (weakening) strengthening of the local currency against the U.S. Dollar during the years presented:

	Year Ended December 31,
	2008	2007	2006

Canadian Dollar vs. U.S. Dollar	(23.9)%	15.2%	0.1%
Philippine Peso vs. U.S. Dollar	(15.1)%	15.9%	7.5%
Argentine Peso vs. U.S. Dollar	(11.5)%	(2.7)%	(1.4)%
Mexican Peso vs. U.S. Dollar	(26.7)%	(1.1)%	(1.6)%
S. African Rand vs. U.S. Dollar	(36.1)%	2.7%	N/A

Cash Flow Hedging Program

Our subsidiaries in Argentina, Canada, Costa Rica, the United Kingdom, Mexico, the Philippines and South Africa use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars and other foreign currencies. To hedge against the risk of principally a weaker U.S. dollar, we purchase forward, non-deliverable forward and/or option contracts to acquire the functional currency of the foreign subsidiary at a fixed exchange rate at specific dates in the future. We have designated and account for these derivative instruments as cash flow hedges, forecasted revenue in non-functional currencies, as defined by SFAS 133.

While we have implemented certain strategies to mitigate risks related to the impact of fluctuations in currency exchange rates, we cannot ensure that we will not recognize gains or losses from international transactions, as this is part of transacting business in an international environment. Not every exposure is or can be hedged and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts for which actual results may differ from the original estimate. Failure to successfully hedge or anticipate currency risks properly could adversely affect our consolidated operating results.

Our cash flow hedging instruments as of December 31, 2008 and 2007 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

	Local Currency	U.S. Dollar		% Maturing in	Contracts Maturing
2008	Notional Amount	Amount		2009	Through

Canadian Dollar	88,300	$77,865		54.1%	December 2011
Canadian Dollar Call Options	44,400	39,305		54.1%	December 2010
Philippine Peso	6,656,909	150,418	(1)	75.6%	February 2011
Argentine Peso	102,072	29,054	(2)	91.2%	May 2010
Mexican Peso	856,500	70,530		68.0%	September 2011
S. African Rand	92,000	8,399		81.5%	February 2010
British Pound Sterling	1,725	2,537	(3)	44.3%	March 2011

		$378,108

	Local Currency	U.S. Dollar
2007	Notional Amount	Amount

Canadian Dollar	54,000	$49,679
Canadian Dollar Call Options	82,800	73,344
Philippine Peso	7,600,000	166,457
Argentine Peso	126,674	37,842
Mexican Peso	464,500	40,846

		$368,168

(1)	Includes contracts to purchase Philippine pesos in exchange for British pound sterling and New Zealand dollars, which are translated into equivalent U.S. dollars on December 31, 2008 and 2007.

(2)	Includes contracts to purchase Argentine pesos in exchange for Euros, which are translated into equivalent U.S. dollars on December 31, 2008 and 2007.

(3)	Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on December 31, 2008 and 2007.

The fair value of our cash flow hedges at December 31, 2008 is (assets/(liabilities)):

	December 31,	Maturing in
	2008	2009

Canadian Dollar	$(3,059)	$(2,837)
Philippine Peso	(13,301)	(11,639)
Argentine Peso	(5,710)	(4,953)
Mexican Peso	(11,370)	(9,862)
S. African Rand	809	683
British Pound Sterling	(458)	(222)

	$(33,089)	$(28,830)

The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The year over year change in fair value largely reflects the recent global economic conditions which resulted in high foreign exchange volatility and an overall strengthening in the U.S. dollar.

We recorded net gains of $4.9 million, $13.6 million, and $6.3 million for settled cash flow hedge contracts and the related premiums for the years ended December 31, 2008, 2007 and 2006, respectively. These gains are reflected in Revenue in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding gains or losses in our underlying exposures.

Other than the transactions hedged as discussed above and in Note 10 to the accompanying Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in the respective local currency while some transactions are denominated in other currencies. Approximately 30% of revenue is derived from contracts denominated in other currencies, thus our results from operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis.

Fair Value of Debt and Equity Securities

We did not have any investments in debt or equity securities as of December 31, 2008 or 2007.

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

Background

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 management concluded that our internal control over financial reporting was not effective as of December 31, 2007 because of certain deficiencies that constituted material weaknesses in our internal control over financial reporting, including weaknesses involving: (i) insufficient complement of personnel with appropriate accounting knowledge and training; (ii) equity-based compensation accounting; and (iii) lease accounting. Those weaknesses resulted in the restatement of our previously issued annual and interim financial statements from 1996 through the second quarter of 2007. Restated financial information is presented in our Annual Report on Form 10-K for 2007, which also contains a discussion of the investigation, the accounting errors and irregularities identified, and the adjustments made as a result of the restatement.

As noted below, management believes the material weaknesses have been corrected and remediated as of December 31, 2008. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to have reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“Interim CFO”), to allow timely decisions regarding required disclosures.

In connection with the preparation of this Form 10-K, our management, under the supervision and with the participation of our CEO and Interim CFO, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As a result of that evaluation, the CEO and Interim CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Management, under the supervision of our CEO and Interim CFO, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures which (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the Board of Directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

In connection with the preparation of this Form 10-K, our management, under the supervision and with the participation of our CEO and Interim CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has also been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included in “Part II – Item 8 – Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

As described below, there have been changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During 2008, management was actively engaged in the implementation of remediation efforts to address the material weaknesses that were identified as of December 31, 2007. Those remediation efforts were designed both to address the identified material weaknesses and to enhance our overall financial control environment. The plan to remediate those material weaknesses was described in detail in our Annual Report on Form 10-K for 2007 and our efforts to implement that plan are summarized below:

•	Attained a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of U.S. GAAP, thereby enhancing the effectiveness over the preparation and review of account reconciliations and analysis over the completeness and accuracy of account balances. This was achieved by executing the following activities:

-	In March 2008, we hired a Vice President and Assistant General Counsel with experience at major law firms, a public company, the SEC and a public accounting firm, who will provide advice with regard to the disclosures in our periodic reports and our equity-based compensation practices;

-	In May 2008, we hired a Vice President and Controller who is a licensed CPA with extensive experience in public accounting and public company accounting operations;

-	In July 2008, we hired an Accounting Manager over equity-based compensation and lease accounting;

-	In August 2008, we hired an Assistant Controller who is responsible for the general ledger operations and monthly/quarterly closing processes;

-	In the second half of 2008, we hired additional accounting personnel at various levels within the accounting organization with sufficient knowledge and technical expertise in the application of U.S. GAAP;

-	In Q4 2008, we instituted a CPA reimbursement program to promote and support CPA certification;

-	In Q3 2008, we improved the effectiveness over the preparation and review of account reconciliations;

-	In Q3 2008, we realigned the Accounting Organization based on the skill sets of the individuals and functional areas within the organization; and

-	Throughout 2008, we provided specific training over equity and lease accounting and will continue to provide training designed to ensure that we have sufficient personnel with knowledge, experience, and training in the application of U.S. GAAP.

•	We have enhanced our processes, procedures and controls in our equity-based compensation practices which have remediated our past deficiencies in our historical equity-based compensation practices. We have implemented the following actions which became completely effective as of the fourth quarter:

-	The Compensation Committee makes annual equity awards to named recipients at a set time each year;

-	The Compensation Committee makes all periodic equity awards, including new hire, promotion and special circumstance grants, at pre-scheduled monthly meetings;

-	A senior member of the Human Capital Department, supported by designated members of the Legal, Tax and Accounting Departments, is responsible for ensuring that the accounting treatment, recipient notification requirements, and required disclosures have been determined for each equity award before the award is authorized by the Compensation Committee;

-	In advance of each meeting, the Compensation Committee is provided with information on the accounting treatment and any non-standard terms of each proposed equity award;

-	Other than as approved under new grant procedures, changes to grants after their approval date are prohibited, other than to withdraw a grant to an individual in its entirety because of a change in circumstances between approval and issuance of the grant (or to correct clear clerical errors);

-	In July 2008, we hired an Accounting Manager to oversee equity-based compensation with specific experience in equity-based compensation accounting;

-	In December 2008, the Board of Directors approved the Company’s proposed policy regarding equity award procedures;

-	In the second half of 2008, we provided training for pertinent personnel in the terms of our equity compensation plans and improved policies and procedures;

-	In Q4 2008, internal audit performed expanded audit procedures over the Company’s grant approval and documentation process; and

-	Currently in the process of implementing a software system that tracks all equity-based awards and automates the equity-based compensation calculations. Implementation is expected to be completed in 2009.

•	We remediated the lease accounting control deficiency by redesigning our accounting and control processes over the complete and accurate recording of our real estate lease transactions. Specifically:

-	We instituted additional levels of managerial review over all lease agreements and the associated accounting;

-	We established processes to evaluate all new or modified leases, including the preparation of a summary of key terms for each lease in order to ensure complete and accurate recording of real estate lease arrangements in accordance with U.S. GAAP; and

-	We hired an Accounting Manager over leases with specific experience in lease accounting.

During the fourth quarter of 2008, remediation was fully implemented and operationalized. Our remediation activities during that period included continued focus on all remediation efforts and further testing to ensure the effectiveness of new and existing controls and procedures.

Our efforts to remediate the identified material weaknesses and to enhance our overall control environment have been regularly reviewed with, and monitored by, our Audit Committee.

We believe the remediation measures described above have been successful in correcting and remediating the material weaknesses previously identified and have further strengthened and enhanced our internal control over financial reporting. Management will continue to improve, strengthen, and enhance our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. Our goal is to reduce the need for manual processes, subjective assumptions, and management discretion; reduce the opportunity for errors and omissions; and decrease our reliance on manual controls to detect and correct accounting and financial reporting inaccuracies.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our 2009 Definitive Proxy Statement on Schedule 14A (the “2009 Proxy Statement”) set forth under the captions “Information Regarding Executive Officers,” “Election of Directors” and “Code of Conduct and Committee Charters” is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information in our 2009 Proxy Statement set forth under the captions “Executive Compensation” and “Compensation Discussion and Analysis” is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in our 2009 Proxy Statement set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

The information in our 2009 Proxy Statement set forth under the caption “Certain Relationships and Related Party Transactions” is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information in our 2009 Proxy Statement set forth under the caption “Fees Paid to Accountants” is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3		Exhibits.

EXHIBIT INDEX

Exhibit No.		Description

3.01		Restated Certificate of Incorporation of TeleTech (incorporated by reference to Exhibit 3.1 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)
3.02		Amended and Restated Bylaws of TeleTech (incorporated by reference to Exhibit 3.2 to TeleTech’s Current Report on Form 8-K filed on May 29, 2008)
10.01		TeleTech Holdings, Inc. Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)**
10.02		TeleTech Holdings, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-69668) filed on September 19, 2001)**
10.03		TeleTech Holdings, Inc. Directors Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)**
10.04		TeleTech Holdings, Inc. Amended and Restated 1999 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-96617) filed on July 17, 2002)**
10	.05*	Amendment to 1999 Stock Option and Incentive Plan dated February 11, 2009
10.06		Form of Restricted Stock Unit Agreement (effective in 2007 and 2008) (incorporated by reference to Exhibit 10.05 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**
10	.07*	Amendment to Form of Restricted Stock Unit Agreement (effective December 2008)
10	.08*	Form of Restricted Stock Unit Agreement (effective in 2009) (incorporated by reference to Exhibit 10.1 TeleTech’s Current Report on Form 8-K filed on February 17, 2009)**
10.09		Form of Non-Qualified Stock Option Agreement (below Vice President) (incorporated by reference to Exhibit 10.06 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**

Exhibit No.		Description

10.10		Form of Non-Qualified Stock Option Agreement (Vice President and above) (incorporated by reference to Exhibit 10.07 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**
10.11		Form of Non-Qualified Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.08 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**
10.12		Employment Agreement between James E. Barlett and TeleTech dated October 15, 2001 (incorporated by reference to Exhibit 10.66 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)**
10	.13*	Amendment to Employment Agreement between James E. Barlett and TeleTech dated December 31, 2008
10.14		Stock Option Agreement dated October 15, 2001 between James E. Barlett and TeleTech (incorporated by reference to Exhibit 10.70 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)**
10	.15*	Amendment dated September 17, 2008 to Stock Option Agreement between James E. Barlett and TeleTech
10.16		Employment Agreement between Kenneth D. Tuchman and TeleTech dated October 15, 2001 (incorporated by reference to Exhibit 10.68 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)**
10	.17*	Amendment to Employment Agreement between Kenneth D. Tuchman and TeleTech dated December 31, 2008
10.18		Stock Option Agreement between Kenneth D. Tuchman and TeleTech dated October 1, 2001 (incorporated by reference to Exhibit 10.69 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)**
10	.19*	Amendment dated September 17, 2008 to Stock Option Agreement between Kenneth D. Tuchman and TeleTech
10.20		Employment Agreement dated April 6, 2004 between Gregory G. Hopkins and TeleTech (incorporated by reference to Exhibit 10.1 to TeleTech’s Quarterly Report on Form 10-Q for the for the quarter ended September 30, 2008)**
10	.21*	Amendment to Employment Agreement between Gregory G. Hopkins and TeleTech dated December 16, 2008
10.22		Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, The Lenders named herein, as lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of September 28, 2006 (incorporated by reference to Exhibit 10.39 to TeleTech’s Annual Report on Form 10-K filed on February 7, 2007)
10.23		First Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of October 24, 2006 (incorporated by reference to Exhibit 10.40 to TeleTech’s Annual Report on Form 10-K filed on February 7, 2007)
10.24		Second Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of November 15, 2007 (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on December 4, 2007)
10.25		Third Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of March 25, 2008 (incorporated by reference to Exhibit 10.1 TeleTech’s Current Report on Form 8-K filed on March 27, 2008)
10.26		Fourth Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of June 30, 2008 (incorporated by reference to Exhibit 10.1 TeleTech’s Current Report on Form 8-K filed on June 30, 2008)

Exhibit No.		Description

10.27		Fifth Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of September 4, 2008 (incorporated by reference to Exhibit 10.1 TeleTech’s Current Report on Form 8-K filed on September 8, 2008)
21	.01*	List of subsidiaries
23	.01*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
23	.02*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31	.01*	Rule 13a-14(a) Certification of CEO of TeleTech
31	.02*	Rule 13a-14(a) Certification of CFO of TeleTech
32	.01*	Written Statement of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Filed herewith.

**	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized on February 23, 2009.

TELETECH HOLDINGS, INC.

By:	/s/ Kenneth D. Tuchman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 23, 2009, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Kenneth D. Tuchman Kenneth D. Tuchman	PRINCIPAL EXECUTIVE OFFICER Chief Executive Officer and Chairman of the Board

/s/ John R. Troka, Jr. John R. Troka, Jr.	PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER Senior Vice President Finance – Global Operations and Interim Chief Financial Officer

/s/ James E. Barlett James E. Barlett	DIRECTOR

/s/ William A. Linnenbringer William A. Linnenbringer	DIRECTOR

/s/ Ruth C. Lipper Ruth C. Lipper	DIRECTOR

/s/ Shrikant Mehta Shrikant Mehta	DIRECTOR

/s/ Robert M. Tarola Robert M. Tarola	DIRECTOR

/s/ Shirley Young Shirley Young	DIRECTOR

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS OF TELETECH HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
TeleTech Holdings, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of TeleTech Holdings, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Denver, CO
February 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of TeleTech Holdings, Inc.

We have audited the accompanying consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows of TeleTech Holdings, Inc. and subsidiaries for the year ended December 31, 2006. These consolidated financial statements are the responsibility of TeleTech Holdings, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of TeleTech Holdings, Inc. and subsidiaries for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/
ERNST & YOUNG LLP

Denver, Colorado
February 7, 2007,
except for the impact of the restatement
of the consolidated statements of
operations and comprehensive income,
stockholders’ equity and cash flows
referred to above, due to (i)
equity-based compensation adjustments,
(ii) lease accounting adjustments, (iii)
other accounting and income tax
adjustments, and (iv) tax effects
relating to items (i) through (iii)
above, as to which the date is
July 16, 2008

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands except share amounts)

	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$87,942	$91,239
Accounts receivable, net	236,997	270,988
Prepaids and other current assets	31,279	62,344
Deferred tax assets, net	30,328	8,386
Income taxes receivable	18,342	26,868

Total current assets	404,888	459,825
Long-term assets
Property, plant and equipment, net	157,747	174,809
Goodwill	44,150	45,154
Contract acquisition costs, net	7,591	6,984
Deferred tax assets, net	31,504	39,764
Other long-term assets	23,062	33,759

Total long-term assets	264,054	300,470

Total assets	$668,942	$760,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$26,214	$38,761
Accrued employee compensation and benefits	71,919	87,480
Other accrued expenses	18,887	28,872
Income taxes payable	19,168	18,552
Deferred tax liabilities, net	–	88
Deferred revenue	12,867	13,057
Other current liabilities	31,044	–

Total current liabilities	180,099	186,810
Long-term liabilities
Line of credit	80,800	65,400
Grant advances	1,824	6,741
Negative investment in deconsolidated subsidiary	4,865	–
Deferred tax liabilities, net	–	57
Other long-term liabilities	40,460	46,531

Total long-term liabilities	127,949	118,729

Total liabilities	308,048	305,539

Minority interest	5,011	3,555

Commitments and contingencies (Note 15)

Stockholders’ equity
Preferred stock; $0.01 par; 10,000,000 shares authorized; zero shares outstanding as of December 31, 2008 and 2007	–	–
Common stock; $.01 par value; 150,000,000 shares authorized; 63,816,379 and 69,827,671 shares outstanding as of December 31, 2008 and 2007, respectively	638	698
Additional paid-in capital	341,887	334,593
Treasury stock at cost: 18,238,066 and 12,077,609 shares, respectively	(228,596)	(143,205)
Accumulated other comprehensive income (loss)	(33,020)	57,888
Retained earnings	274,974	201,227

Total stockholders’ equity	355,883	451,201

Total liabilities and stockholders’ equity	$668,942	$760,295

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands except per share amounts)

	Year Ended December 31,
	2008	2007	2006

Revenue	$1,400,147	$1,369,632	$1,210,753

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	1,024,451	1,001,459	882,809
Selling, general and administrative	199,495	207,528	199,995
Depreciation and amortization	59,166	55,953	51,989
Restructuring charges, net	6,059	7,115	1,630
Impairment losses	2,018	15,789	565

Total operating expenses	1,291,189	1,287,844	1,136,988

Income from operations	108,958	81,788	73,765

Other income (expense)
Interest income	4,816	2,364	2,209
Interest expense	(6,738)	(6,645)	(6,560)
Other, net	(2,432)	(2,156)	(91)

Total other expense	(4,354)	(6,437)	(4,442)

Income before income taxes and minority interest	104,604	75,351	69,323

Provision for income taxes	(27,269)	(19,562)	(16,474)

Income before minority interest	77,335	55,789	52,849

Minority interest	(3,588)	(2,686)	(1,868)

Net income	$73,747	$53,103	$50,981

Other comprehensive income (loss)
Foreign currency translation adjustments	(48,412)	25,887	9,068
Derivatives valuation, net of tax	(42,596)	21,593	(4,925)
Other	100	(117)	(71)

Total other comprehensive income (loss)	(90,908)	47,363	4,072

Comprehensive income (loss)	$(17,161)	$100,466	$55,053

Weighted average shares outstanding
Basic	68,208	70,228	69,184
Diluted	69,578	72,638	69,869

Net income per share
Basic	$1.08	$0.76	$0.74
Diluted	$1.06	$0.73	$0.73

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands except share amounts)

							Accumulated
						Additional	Other		Total
	Preferred Stock		Common Stock		Treasury	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	Equity

Balance as of December 31, 2005	–	$–	69,162	$692	$(79,637)	$269,175	$6,453	$98,380	$295,063
Net income	–	–	–	–		–	–	50,981	50,981
Foreign currency translation adjustments	–	–	–	–		–	9,068	–	9,068
Derivatives valuation, net of tax	–	–	–	–		–	(4,925)	–	(4,925)
Exercise of stock options	–	–	2,231	22		19,412	–	–	19,434
Excess tax benefit from exercise of stock options	–	–	–	–		2,255	–	–	2,255
Equity-based compensation expense	–	–	–	–		7,485	–	–	7,485
Purchases of common stock	–	–	(1,290)	(13)	(16,563)		–	–	(16,576)
Other	–	–	–	–		–	(71)	–	(71)

Balance as of December 31, 2006	–	–	70,103	701	(96,200)	298,327	10,525	149,361	362,714
Net income	–	–	–	–		–	–	53,103	53,103
Foreign currency translation adjustments	–	–	–	–		–	25,887	–	25,887
Derivatives valuation, net of tax	–	–	–	–		–	21,593	–	21,593
Cumulative effect of adoption of FIN 48	–	–	–	–		–	–	(1,237)	(1,237)
Exercise of stock options	–	–	1,311	13		15,936	–	–	15,949
Excess tax benefit from exercise of stock options	–	–	–	–		6,969	–	–	6,969
Equity-based compensation expense	–	–	–	–		13,361	–	–	13,361
Purchases of common stock	–	–	(1,586)	(16)	(47,005)		–	–	(47,021)
Other	–	–	–	–		–	(117)	–	(117)

Balance as of December 31, 2007	–	–	69,828	698	(143,205)	334,593	57,888	201,227	451,201
Net income	–	–	–	–		–	–	73,747	73,747
Foreign currency translation adjustments	–	–	–	–		–	(48,412)	–	(48,412)
Derivatives valuation, net of tax	–	–	–	–		–	(42,596)	–	(42,596)
Vesting of restricted stock units	–	–	148	2	–	(1,059)	–	–	(1,057)
Exercise of stock options	–	–	334	3	4,124	(1,194)	–	–	2,933
Excess tax benefit from exercise of stock options	–	–	–	–	–	(1,176)	–	–	(1,176)
Equity-based compensation expense	–	–	–	–		10,312	–	–	10,312
Modifications to equity-based awards	–	–	–	–	–	411	–	–	411
Purchases of common stock	–	–	(6,494)	(65)	(89,515)	–	–	–	(89,580)
Other	–	–	–	–	–	–	100	–	100

Balance as of December 31, 2008	–	$–	63,816	$638	$(228,596)	$341,887	$(33,020)	$274,974	$355,883

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	December 31,
	2008	2007	2006

Cash flows from operating activities
Net income	$73,747	$53,103	$50,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,166	55,953	51,989
Amortization of contract acquisition costs	2,384	2,544	3,392
Provision for doubtful accounts	1,990	576	2,723
Loss on embedded derivatives	1,942	–	–
(Gain) loss on disposal of assets	(305)	(428)	232
Impairment losses	2,018	15,789	565
Deferred income taxes	752	(1,079)	(9,367)
Minority interest	3,588	2,686	1,868
Excess tax benefit from exercise of stock options	(1,485)	–	–
Equity-based compensation expense	10,312	13,361	7,485
Changes in assets and liabilities:		–	–
Accounts receivable	17,668	(32,588)	(12,934)
Prepaids and other assets	8,658	(1,834)	(14,751)
Accounts payable and other accrued expenses	(14,259)	(5,135)	12,130
Deferred revenue and other liabilities	(5,610)	566	4,761

Net cash provided by operating activities	160,566	103,514	99,074
Cash flows from investing activities
Proceeds from disposition of assets	–	11,968	(45,802)
Proceeds from grant for property, plant and equipment	4,276	–	–
Purchases of property, plant and equipment	(65,988)	(61,083)	(66,016)
Purchases of intangible assets	–	–	(1,510)
Purchases of foreign currency option contracts	(416)	–	(486)

Net cash used in investing activities	(62,128)	(49,115)	(113,814)
Cash flows from financing activities
Proceeds from line of credit	1,147,730	657,700	468,400
Payments on line of credit	(1,132,330)	(657,300)	(430,100)
Payments on long-term debt and capital lease obligations	(1,359)	(1,301)	(1,511)
Payments of debt issuance costs	(1,109)	(18)	(923)
Payments to minority shareholder	(2,148)	(5,076)	(2,594)
Proceeds from exercise of stock options	2,933	15,949	19,434
Excess tax benefit from exercise of stock options	309	6,969	2,255
Purchases of treasury stock	(89,580)	(47,021)	(16,576)

Net cash (used in) provided by financing activities	(75,554)	(30,098)	38,385
Effect of exchange rate changes on cash and cash equivalents	(26,181)	8,586	2,393

Increase (decrease) in cash and cash equivalents	(3,297)	32,887	26,038
Cash and cash equivalents, beginning of year	91,239	58,352	32,314

Cash and cash equivalents, end of year	$87,942	$91,239	$58,352

Supplemental disclosures
Cash paid for interest	$4,098	$5,696	$4,798

Cash paid for income taxes	$21,196	$19,658	$8,746

Noncash investing and financing activities
Acquisition of equipment through capital leases	$–	$2,030	$479

Landlord incentives credited to deferred rent	$–	$1,978	$487

Recognition of asset retirement obligations	$–	$180	$486

The accompanying notes are an integral part of these consolidated financial statements

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(1)	OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TeleTech, its wholly owned subsidiaries, its 55% equity owned subsidiary in Percepta, LLC and 60% equity owned TeleTech Services (India) Limited. As discussed in Note 2, in December 2007, the Company completed the sale of its 60% equity interest in its Indian joint venture, which provided BPO solutions primarily for in-country clients. On December 22, 2008, as discussed in Note 3, Newgen Results Corporation, a wholly-owned subsidiary of the Company, filed a voluntary petition for liquidation under Chapter 7 in the United States Bankruptcy Court for the District of Delaware. Under Accounting Research Bulletin No. 51, Consolidated Financial Statements, a consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Accordingly, the Company deconsolidated Newgen Results Corporation as of December 22, 2008. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. The Company’s use of accounting estimates is primarily in the areas of (i) forecasting future taxable income for determining whether deferred tax valuation allowances are necessary; (ii) providing for self-insurance reserves, litigation reserves and restructuring reserves; (iii) estimating future estimated cash flows for evaluating the carrying value of long-lived assets including goodwill; and (iv) assessing recoverability of accounts receivable and providing for allowance for doubtful accounts. Actual results may differ from those estimates.

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

Fair Value of Financial Instruments

Fair values of cash equivalents and current accounts receivable and payable approximate the carrying amounts because of their short-term nature. Long-term debt carried on the Company’s Consolidated Balance Sheets as of December 31, 2008 and 2007 has a carrying value that approximates its estimated fair value due to the revolving nature of the debt and varying interest rates.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers all cash and highly liquid short-term investments with an original maturity of 90 days or less to be cash equivalents. The Company manages a concentrating global treasury function in the United States with a particular focus on centralizing and safeguarding its global cash and cash equivalent reserves. While the Company generally prefers to hold U.S. Dollars, it maintains adequate cash in the functional currency of its foreign subsidiaries to support local operating costs. While there are no assurances, the Company believes its global cash is protected given cash management practices, banking partners, and low-risk investments.

Accounts Receivable

An allowance for doubtful accounts is calculated based on the aging of the Company’s accounts receivable, historical experience, client financial condition, and management judgment. The Company writes off accounts receivable against the allowance when the Company determines a balance is uncollectible.

Derivatives

The Company accounts for financial derivative instruments in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). The Company enters into foreign exchange forward and option contracts to reduce its exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue in non-functional currencies. Upon proper qualification, these contracts are accounted for as cash flow hedges, as defined by SFAS 133. The Company also entered into foreign exchange forward contracts to hedge its net investment in a foreign operation. The Company formally documents at the inception of the hedge all relationships between hedging instruments and hedge items as well as its risk management objective and strategy for undertaking various hedging activities.

All derivative financial instruments are reported in Other assets and Other liabilities on the Consolidated Balance Sheets at fair value. Changes in fair value of derivative instruments designated as cash flow hedges are recorded in Accumulated Other Comprehensive Income (Loss), a component of Stockholders’ Equity, to the extent they are deemed effective. Ineffectiveness is measured based on the change in fair value of the forward contracts and the fair value of the hypothetical derivatives with terms that match the critical terms of the risk being hedged. Based on the criteria established by SFAS 133, all of the Company’s cash flow hedge contracts are deemed to be highly effective. Changes in fair value of the Company’s net investment hedge is recorded in cumulative translation adjustment in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets offsetting the change in cumulative translation adjustment attributable to the hedged portion of the Company’s net investment in the foreign operation. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction within Revenue. Gains and losses from the settlements of the Company’s net investment hedges remain in Accumulated Other Comprehensive Income (Loss) until partial or complete liquidation of the applicable net investment.

In addition to hedging activities, the Company has embedded derivatives in certain foreign lease contracts. The Company bifurcates the embedded derivative feature from the host contract in accordance with SFAS 133, with any changes in fair value of the embedded derivatives recognized in Cost of Services.

The Company also enters into fair value derivative contracts that hedge against translation gains and losses. Changes in the fair value of derivative instruments designated as fair value hedges affect the carrying value of the asset or liability hedged, with changes in both the derivative instrument and the hedged asset or liability being recognized in earnings.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost less accumulated depreciation and amortization. Maintenance, repairs and minor renewals are expensed as incurred.

Depreciation and amortization are computed on the straight-line method based on the following estimated useful lives:

Building	25 years
Computer equipment and software	3 to 5 years
Telephone equipment	4 to 7 years
Furniture and fixtures	5 to 7 years
Leasehold improvements	Lesser of economic useful life or original lease term
Other	3 to 7 years

The Company depreciates leasehold improvements over the shorter of the expected useful life or the initial term of the lease.

The Company evaluates the carrying value of property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows.

Software Development Costs

The Company capitalizes certain costs incurred to internally develop software in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1 Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.

Goodwill

The Company assesses realizability of goodwill annually in the fourth quarter, and whenever events or changes in circumstances indicate it may be impaired. Impairment, if any, is measured based on the estimated fair value of the reporting unit. The Company determines fair value based on discounted estimated future probability-weighted cash flows. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value.

Contract Acquisition Costs

Amounts paid to or on behalf of clients to obtain long-term contracts are capitalized and amortized in proportion to the initial expected future revenue from the contract, which in most cases results in straight-line amortization over the life of the contract. These costs are recorded as a reduction to Revenue in accordance with Emerging Issues Task Force (“EITF”) No. 01-09 Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products (“EITF 01-09”). The Company evaluates the recoverability of these costs based on the individual underlying client contracts’ estimated future cash flows.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Other Intangible Assets

The Company accounts for other intangible assets, which include trademarks, customer relationships and non-compete agreements in accordance with SFAS 142 Goodwill and Other Intangible Assets (“SFAS 142”). Definite life intangible assets are amortized on a straight-line basis over the length of the contract or benefit period, which generally ranges from two to 10 years. The Company periodically evaluates recoverability of intangible assets and takes into account events or circumstances that indicate a potential impairment exists or that warrant revised estimates of useful lives.

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

Restructuring Liabilities

SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”) specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, instead of upon commitment to a plan. In some cases, management has chosen to close under-performing delivery centers and implement reductions in force to enhance future profitability.

A significant assumption used in determining the amount of estimated liability for closing delivery centers is the future lease payments on vacant centers, which the Company determines based on its ability to successfully negotiate early termination agreements with landlords and/or to sublease the facility. If the Company’s actual results differ from these estimates, additional gains or losses would be recorded in its Consolidated Statements of Operations and Comprehensive Income (Loss). The accrual for Restructuring Liabilities is included in Other Accrued Expenses in the accompanying Consolidated Balance Sheets.

Grant Advances

The Company receives grants from various government levels as an incentive to locate delivery centers in their jurisdictions. The Company’s policy is to account for grant monies received in advance as a liability and recognize to income as either a reduction to Cost of Services or Depreciation Expense over the term of the grant, when it is reasonably assured that the conditions of the grant have been or will be met.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The Financial Accounting Standards Board recently issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS 109. FIN 48 was effective for the Company’s 2007 year. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. The Company evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors including changes in facts or circumstances, changes in applicable tax law, and settlement of issues under audit. The Company recognizes interest and penalties related to uncertain tax positions Provision for Income Taxes in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company provides for U.S. income tax expense on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the U.S.

Stock Option Accounting

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS 123(R)”), applying the modified prospective method. SFAS 123(R) requires all equity-based payments to employees to be recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) at the fair value of the award on the grant date. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The fair values of all stock options granted by the Company are determined using the Black-Scholes-Merton model (“B-S-M Model”). The Company has elected to adopt FSP No. FAS 123(R)-3 Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, to calculate the Company’s pool of windfall tax benefits.

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is not the U.S. dollar, are translated at the exchange rates in effect on the last day of the period and income and expenses are translated using the monthly average exchange rates in effect for the period in which the items occur. Foreign currency translation gains and losses are recorded in Accumulated Other Comprehensive Income (Loss) within equity. Foreign currency transaction gains and losses are included in Other, net in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Performance-based – Under performance-based arrangements, the Company is paid by its clients based on the achievement of certain levels of sales or other client-determined criteria specified in the client contract. The Company recognizes performance-based revenue by measuring its actual results against the performance criteria specified in the contracts. Amounts collected from clients prior to the performance of services are recorded as deferred revenue, which is recorded in Other short-term liabilities or Other long-term liabilities in the accompanying Consolidated Balance Sheets.

Hybrid – Hybrid models include production rate and performance-based elements. For these types of arrangements, the Company allocates revenue to the elements based on the relative fair value of each element. Revenue for each element is recognized based on the methods described above.

Certain client programs provide for adjustments to monthly billings based upon whether the Company meets or exceeds certain performance criteria as set forth in the contract. Increases or decreases to monthly billings arising from such contract terms are reflected in Revenue in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss), as earned or incurred.

Training Revenue and Costs

The Company follows EITF No. 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), which provides guidance on how to account for multiple element contracts. The Company has determined that EITF 00-21 requires the deferral of revenue for the initial training that occurs upon commencement of a new client contract if that training is billed separately to a client. Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are also deferred. In these circumstances, both the training revenue and costs are amortized straight-line over the life of the client contract as a component of Revenue and Cost of Services, respectively. In situations where these initial training costs are not billed separately, but rather included in the hourly service rates paid by the client over the life of the contract, no deferral is necessary as the revenue is being recognized over the life of the contract and the associated training costs are expensed as incurred.

Deferred Revenue

The Company records amounts billed and received, but not earned, as deferred revenue. These amounts are recorded as a component of Other Short-term Liabilities or Other Long-term Liabilities based on the period over which the Company expects to render services in the accompanying Consolidated Balance Sheets.

Rent Expense

The Company has negotiated certain rent holidays, landlord/tenant incentives and escalations in the base price of rent payments over the initial term of its operating leases. The initial term includes the “build-out” period of leases, where no rent payments are typically due under the terms of the lease. The Company recognizes rent holidays and rent escalations on a straight-line basis to rent expense over the lease term. The landlord/tenant incentives are recorded as an increase to deferred rent liabilities and amortized on a straight line basis to rent expense over the initial lease term.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements. Where applicable, SFAS 157 simplifies and codifies related guidance within generally accepted accounting principles. Except for non-financial assets and liabilities recognized on a non-recurring basis, the Company adopted SFAS 157 in the first quarter of 2008. As permitted by FASB Staff Position, FSP FAS 157-2, the Company will adopt SFAS 157 for non-financial assets and liabilities recognized on a non-recurring basis as of January 1, 2009. Adoption of SFAS 157 in the first quarter of 2008 did not have a significant impact on the Company’s results of operations, financial position or cash flows. The Company is still evaluating the impact, if any, that adoption of SFAS 157 will have in the first quarter of 2009 for the remaining assets and liabilities included on the Company’s results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. The decision about whether to elect the fair value option is generally: (i) applied instrument by instrument; (ii) irrevocable (unless a new election date occurs, as discussed in SFAS 157); and (iii) applied only to an entire instrument and not to only specified risks, specific cash flows, or portions of that instrument. Under SFAS 159, financial instruments, for which the fair value option is elected, must be valued in accordance with SFAS 157 (as above) and must be marked to market each period through the income statement. Upon adoption on January 1, 2008, the Company has not elected to change its accounting for any of its financial instruments as permitted by SFAS 159. Therefore, the adoption of SFAS 159 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations – a replacement of FASB Statement No. 141 (“SFAS 141(R)”), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in 2009. The Company does not expect that this pronouncement will have a material impact on its results of operations, financial position, or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires non-controlling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. SFAS 160 also requires a new

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

presentation on the face of the consolidated financial statements to separately report the amounts attributable to controlling and non-controlling interests. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in 2009. Upon adoption, the Company will change the presentation of its non-controlling interests in its Consolidated Financial Statements to comply with the requirements of SFAS 160.

In February 2008, the FAB issued FASB Staff Position (“FSP”) No. FAS 140-3 (“FSP FAS 140-3”), Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. FSP FAS 140-3 concludes that a transferor and transferee should not separately account for a transfer of a financial asset and a related repurchase financing unless the two transactions have a valid and distinct business or economic purpose for being entered into separately and the repurchase financing does not result in the initial transferor regaining control over the financial asset. FSP FAS 140-3 is effective for financial statements issued for fiscal years beginning on or after November 15, 2008. The Company does not anticipate that the adoption of this pronouncement to have a material effect on its results of operations, financial position, or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends SFAS 133’s disclosure requirements related to (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The new disclosures will be expanded to include more tables and discussion about the qualitative aspects of the Company’s hedging strategies. The is effective January 1, 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect the Company’s financial condition, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect this pronouncement to have a material impact on its results of operations, financial position, or cash flows.

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with accounting principles generally accepted in the United States of America. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This pronouncement did not have a material impact on the Company’s results of operations, financial position, or cash flows.

In October 2008, as a result of the recent credit crisis, the FASB issued FSP No. FAS 157-3 (“FSP FAS 157-3”), Determining the Fair Value of a Financial Asset in a Market That is Not Active. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active. FSP FAS 157-3 addresses how management should consider measuring fair value when relevant observable data does not exist. FSP FAS 157-3 also provides guidance on how observable market information in a market that is not active should be considered when measuring fair value, as well as how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP FAS 157-3 is effective upon issuance for companies that have adopted SFAS 157. The

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

adoption of FSP FAS 157-3 did not have a material impact on the Company’s results of operations, financial position or cash flows.

(2)	DISPOSITIONS AND ACQUISITIONS

Dispositions

Database Marketing and Consulting

On September 27, 2007, Newgen Results Corporation and related companies (hereinafter collectively referred to as “Newgen”) and the Company entered into an asset purchase agreement to sell substantially all of the assets and certain liabilities associated with its Database Marketing and Consulting business. As a result of the transaction, which was completed on September 28, 2007, Newgen received $3.2 million in cash and the Company recorded a loss on disposal of $6.1 million.

In addition to the asset purchase agreement, Newgen and the Company entered into a transition services agreement to provide the buyer certain transition services for a period not to exceed 90 days. In connection with this agreement, the Company and Newgen allocated $0.5 million of the sale price to account for the fair value of certain services that were recorded in Other, net over the transition period. The services under the transition services agreement were completed as of December 31, 2007.

The Company also entered into a services agreement with the buyer to provide ongoing BPO services that were previously being performed by the Company. Management reviewed the direct cash flows associated with this agreement and compared them to management’s estimates of the revenue associated with the Database Marketing and Consulting business. The Company concluded that these direct cash flows were significant. As a result, the operations included in the Database Marketing and Consulting business did not meet the criteria under SFAS 144 to be classified as discontinued operations.

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

Under the agreement, Aegis agreed to purchase the joint venture, which provided BPO solutions primarily for in-country clients. The Company received $8.7 million for its 60% share of the joint venture. The Company recorded a $7.0 million gain on the transaction in the fourth quarter of 2007.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

A reconciliation of the gain is as follows:

Current assets	$(840)
Property, plant and equipment	(1,601)
Non-current assets	(1,196)
Liabilities assumed	1,911

Net assets disposed of	(1,726)
Fair value of consideration received, net of costs of sale	8,731

Gain recorded on sale	$7,005

Acquisitions

On June 30, 2006, the Company acquired 100 percent of the outstanding common shares of Direct Alliance Corporation (“DAC”) from Insight Enterprises, Inc. DAC is a provider of e-commerce, professional sales and account management solutions primarily to Fortune 500 companies that sell into and maintain long-standing relationships with small and medium businesses as well as governmental agencies. DAC is included in the Company’s North American BPO segment.

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

(Unaudited)
Year Ended
December 31,
2006

Revenue	$1,244,848
Income from operations	$76,371
Net income	$51,571
Weighted average shares outstanding
Basic	69,184
Diluted	69,869
Net income per share
Basic	$0.75
Diluted	$0.74

The pro-forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisition had been in effect on the date indicated, nor are they necessarily indicative of future results of the combined companies.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(3)	DECONSOLIDATION OF A SUBSIDIARY

On December 22, 2008, Newgen Results Corporation, a wholly-owned subsidiary of the Company, filed a voluntary petition for liquidation under Chapter 7 in the United States Bankruptcy Court for the District of Delaware. Under Accounting Research Bulletin No. 51, Consolidated Financial Statements, a consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Under these rules, legal reorganization or bankruptcy represents conditions that can preclude consolidation as control rests with the Bankruptcy Court, rather than the majority owner. Accordingly, the Company deconsolidated Newgen Results Corporation as of December 22, 2008. As a result, the Company has reflected its negative investment of $4.9 million on the Consolidated Balance Sheet as of December 31, 2008.

The following condensed financial statements of Newgen Results Corporation have been prepared in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, which requires the liabilities subject to compromise by the Bankruptcy Court to be reported separately from the liabilities not subject to compromise. All liabilities included in the condensed financial statements below are subject to compromise as of December 31, 2008 and represent the current estimate of the amount of known or potential pre-petition claims that are subject to final settlement. Such claims remain subject to future adjustments.

	December 22,	December 31,
	2008	2008

Total current assets	$1,700	$1,700
Total long-term assets	3,110	2,379

Total assets	4,810	4,079
Total current liabilities	$3,931	$7,886
Total long-term liabilities	5,744	–

Total liabilities	9,675	7,886
Total stockholders’ deficit	(4,865)	(3,807)

Total liabilities and stockholders’ deficit	$4,810	$4,079

(4)	SEGMENT INFORMATION

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

reporting structure and operating focus. Operations for each segment of the Company’s BPO business are conducted in the following countries:

North American BPO	International BPO
United States Canada Philippines	Argentina Australia Brazil China Costa Rica England Germany Malaysia Mexico New Zealand Northern Ireland Scotland South Africa Spain

The Database Marketing and Consulting segment, of which the Company sold substantially all the assets and liabilities in September 2007, provided outsourced database management, direct marketing and related customer acquisitions and retention services for automobile dealerships and manufacturers in North America. During 2007, income from operations was reduced by $20.4 million related to asset impairment and restructuring charges for this business. Income from Operations Before Income Taxes and Minority Interest was reduced by $24.3 million which includes the $20.4 million of asset impairment and restructuring charges discussed above along with a $3.9 million net charge comprised of a loss on the sale of assets of $6.1 million partially offset by software license income of $2.2 million both of which were recorded in Other, Net. See Notes 7 and 12 for further discussion on these impairments. On December 22, 2008, as discussed in Note 3, Newgen Results Corporation, which comprises the Database Marketing and Consulting segment, filed a voluntary petition for liquidation under Chapter 7 in the United States Bankruptcy Court for the District of Delaware. Accordingly, the Company deconsolidated Newgen Results Corporation as of December 22, 2008.

The Company allocates to each segment its portion of corporate operating expenses. All inter– company transactions between the reported segments for the periods presented have been eliminated.

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

For the years ended December 31, 2008, 2007 and 2006, approximately $5.9 million, $2.0 million and $0.2 million, respectively, of income from operations in the North American BPO segment were generated from these arrangements. For the years ended December 31, 2008, 2007 and 2006,

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

approximately $23.7 million, $16.8 million and $7.4 million, respectively, of income from operations in the International BPO segment were generated from these arrangements.

The following tables present certain financial data by segment (amounts in thousands):

	As of and for the
	Year Ended December 31,
	2008	2007	2006

Revenue
North American BPO	$974,815	$955,810	$814,419
International BPO	425,332	396,080	356,106
Database Marketing and Consulting	–	17,742	40,228

Total	$1,400,147	$1,369,632	$1,210,753

Depreciation and amortization
North American BPO	$36,521	$31,964	$27,918
International BPO	22,631	20,076	16,569
Database Marketing and Consulting	14	3,913	7,502

Total	$59,166	$55,953	$51,989

Income from operations
North American BPO	$100,236	$106,102	$85,639
International BPO	9,278	8,327	3,219
Database Marketing and Consulting	(556)	(32,641)	(15,093)

Total	$108,958	$81,788	$73,765

Capital expenditures
North American BPO	$40,216	$42,445	$46,265
International BPO	25,772	18,008	18,149
Database Marketing and Consulting	–	630	1,602

Total	$65,988	$61,083	$66,016

Assets
North American BPO	$432,450	$469,261	$390,889
International BPO	236,492	288,757	238,887
Database Marketing and Consulting	–	2,277	34,645

Total	$668,942	$760,295	$664,421

Goodwill
North American BPO	$35,885	$35,885	$35,885
International BPO	8,265	9,269	8,613
Database Marketing and Consulting	–	–	13,361

Total	$44,150	$45,154	$57,859

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The following tables present certain financial data based upon the geographic location where the services are provided (amounts in thousands):

	As of and for the
	Year Ended December 31,
	2008	2007	2006

Revenue
United States	$407,546	$431,602	$441,821
Latin America	304,093	234,167	171,658
Philippines	290,402	222,499	122,950
Canada	154,190	203,061	205,691
Europe	151,069	146,451	141,550
Asia Pacific / Africa	92,847	131,852	127,083

Total	$1,400,147	$1,369,632	$1,210,753

Property, plant and equipment, gross
United States	$261,064	$241,660	$275,214
Latin America	82,201	88,823	66,863
Philippines	71,974	62,044	35,759
Canada	49,813	63,126	58,177
Europe	19,226	16,206	15,618
Asia Pacific / Africa	22,620	52,824	51,256

Total	$506,898	$524,683	$502,887

Other long-term assets
United States	$15,836	$25,139	$17,918
Latin America	1,814	3,363	3,627
Philippines	2,573	2,555	2,050
Canada	561	631	4,648
Europe	781	726	900
Asia Pacific / Africa	1,497	1,345	1,366

Total	$23,062	$33,759	$30,509

(5)	ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENTS

Accounts Receivable in the accompanying Consolidated Balance Sheets consists of the following (amounts in thousands):

	December 31,
	2008	2007

Accounts receivable	$242,548	$275,713
Less: Allowance for doubtful accounts	(5,551)	(4,725)

Accounts receivable, net	$236,997	$270,988

Activity in the Company’s Allowance for Doubtful Accounts consists of the following (amounts in thousands):

	Year Ended December 31,
	2008	2007	2006

Balance, beginning of year	$4,725	$4,720	$3,422
Provision for doubtful accounts	1,990	576	2,723
Deductions for uncollectible receivables written-off	(193)	(380)	(466)
Effect of foreign currency	(971)	(191)	(959)

Balance, end of year	$5,551	$4,725	$4,720

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The Company had one client, Sprint Nextel Corporation that contributed in excess of 10% of total revenue for the years ended December 31, 2008, 2007 and 2006, which operates in the communications industry. The revenue from this client as a percentage of total revenue was as follows:

	Year Ended December 31,
	2008	2007	2006

Sprint Nextel	13.0%	14.9%	15.5%

Accounts receivable from Sprint Nextel Corporation were as follows (amounts in thousands):

Year Ended
December 31,
2008	2007

$20,979	$37,347

The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs ongoing credit evaluations of its clients and maintains allowances for uncollectible accounts. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk exists as of December 31, 2008.

(6)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (amounts in thousands):

	December 31,
	2008	2007

Land and buildings	$44,532	$44,532
Computer equipment and software	215,688	214,714
Telephone equipment	47,692	57,037
Furniture and fixtures	54,402	56,353
Leasehold improvements	143,105	142,597
Construction-in-progress	1,333	6,351
Other	146	3,099

Property, plant and equipment, gross	506,898	524,683
Less: Accumulated depreciation and amortization	(349,151)	(349,874)

Property, plant and equipment, net	$157,747	$174,809

Depreciation and amortization expense for property, plant and equipment was $57.6 million, $54.3 million and $50.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In addition, the Company had $0.4 million and $1.0 million of unamortized Software Development Costs as of December 31, 2008 and 2007, respectively. Amortization expense for Software Development Costs was $1.0 million, $3.1 million and $4.5 million for the years ended December 31, 2008, 2007 and 2006, respectively, which is included in the depreciation and amortization expense for property, plant and equipment discussed above.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(7)	GOODWILL

Goodwill consisted of the following (amounts in thousands):

				Effect of
	December 31,			Foreign	December 31,
	2007	Acquisitions	Impairments	Currency	2008

North American BPO	$35,885	$–	$–	$–	$35,885
International BPO	9,269	–	–	(1,004)	8,265
Database Marketing and Consulting	–	–	–	–	–

Total	$45,154	$–	$–	$(1,004)	$44,150

				Effect of
	December 31,			Foreign	December 31,
	2006	Acquisitions	Impairments	Currency	2007

North American BPO	$35,885	$–	$–	$–	$35,885
International BPO	8,613	–	–	656	9,269
Database Marketing and Consulting	13,361	–	(13,361)	–	–

Total	$57,859	$–	$(13,361)	$656	$45,154

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

The second step of the impairment testing indicated that the book value of the reporting unit’s goodwill exceeded the implied fair value of that goodwill. The implied fair value was determined by reviewing the business’ current assets and liabilities; property, plant and equipment; and other identifiable intangible assets (both those recorded and not recorded) to determine the appropriate fair value of the business’ assets and liabilities in a hypothetical purchase accounting analysis. The fair value of these items based on the hypothetical analysis was then compared to the fair value used in the step one test (the hypothetical purchase price) to calculate the implied fair value of the business’ goodwill. The implied fair value of the business’ goodwill was zero. As a result, an impairment charge of $13.4 million for the entirety of the business’ goodwill was recorded during the second quarter of 2007. This was recorded in Impairment Losses in the accompanying Consolidated Statement of Operations and Comprehensive Income. See discussion of the sale of the Database Marketing and Consulting business in Note 2.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(8)	CONTRACT ACQUISITION COSTS

Contract acquisition costs, net consisted of the following (amounts in thousands):

	December 31,
	2008	2007

Contract acquisition costs, gross	$26,802	$23,811
Less: Accumulated amortization	(19,211)	(16,827)

Contract acquisition costs, net	$7,591	$6,984

Amortization of contract acquisition costs recorded as a reduction to Revenue was $2.4 million, $2.5 million and $3.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Expected future amortization of contract acquisition costs is as follows (amounts in thousands):

2009	$3,111
2010	2,407
2011	1,968
2012	105

Total	$7,591

(9)	OTHER INTANGIBLE ASSETS

Other intangible assets consisted of the following (amounts in thousands):

	As of December 31, 2008
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value

Customer relationships	$11,445	$(5,494)	$5,951
Trade name – indefinite life	1,800	–	1,800

	$13,245	$(5,494)	$7,751

	As of December 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value

Customer relationships	$12,689	$(4,937)	$7,752
Trade name – indefinite life	1,800	–	1,800

	$14,489	$(4,937)	$9,552

Amortization expense related to other intangible assets was $1.6 million, $1.7 million and $1.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Expected future amortization of Other Intangible Assets is as follows (amounts in thousands):

2009	$1,206
2010	730
2011	730
2012	730
Thereafter	2,555

Total	$5,951

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(10)	DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange forward and option contracts to reduce its exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue in non-functional currencies. These contracts are designated as cash flow hedges. The following table summarizes the aggregate unrealized net gain and loss in Accumulated Other Comprehensive Income (Loss) for the years ended December 31, 2008, 2007 and 2006 (amounts in thousands and net of tax):

	Year Ended December 31,
	2008	2007	2006

Aggregate unrealized net gain (loss) at beginning of year	$21,417	$(176)	$4,749
Net gain reclassified to earnings	(2,973)	(8,295)	(3,810)
Change in fair value of cash flow hedges	(39,624)	29,888	(1,115)

Aggregate unrealized net (loss) gain at end of year	$(21,180)	$21,417	$(176)

The Company’s cash flow hedging instruments as of December 31, 2008 and 2007 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

	Local Currency	U.S. Dollar		% Maturing in	Contracts Maturing
2008	Notional Amount	Amount		2009	Through

Canadian Dollar	88,300	$77,865		54.1%	December 2011
Canadian Dollar Call Options	44,400	39,305		54.1%	December 2010
Philippine Peso	6,656,909	150,418	(1)	75.6%	February 2011
Argentine Peso	102,072	29,054	(2)	91.2%	May 2010
Mexican Peso	856,500	70,530		68.0%	September 2011
S. African Rand	92,000	8,399		81.5%	February 2010
British Pound Sterling	1,725	2,537	(3)	44.3%	March 2011

		$378,108

	Local Currency	U.S. Dollar
2007	Notional Amount	Amount

Canadian Dollar	54,000	$49,679
Canadian Dollar Call Options	82,800	73,344
Philippine Peso	7,600,000	166,457
Argentine Peso	126,674	37,842
Mexican Peso	464,500	40,846

		$368,168

(1)	Includes contracts to purchase Philippine pesos in exchange for British pound sterling and New Zealand dollars, which are translated into equivalent U.S. dollars on December 31, 2008 and 2007.

(2)	Includes contracts to purchase Argentine pesos in exchange for Euros, which are translated into equivalent U.S. dollars on December 31, 2008 and 2007.

(3)	Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on December 31, 2008 and 2007.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The Company’s fair value of its cash flow hedges are as follows:

	Year Ended December 31,
	2008	2007

Other current assets	$1,926	$23,885
Other long-term assets	$2,297	$11,259
Other current liabilities	$(30,757)	$–
Other long-term liabilities	$(6,555)	$–

Total net derivative asset (liability)	$(33,089)	$35,144

The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of December 31, 2008, credit risk did not materially change the fair value of the Company’s foreign currency forward and option contracts.

The Company recorded net gains of $4.9 million, $13.6 million, and $6.3 million for settled cash flow hedge contracts and the related premiums for the years ended December 31, 2008, 2007, and 2006, respectively. These gains are reflected in Revenue in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

Hedge of Net Investment

In 2008, The Company entered into foreign exchange forward contracts to hedge its net investment in a foreign operation. The aggregate notional value of this hedge was $6.8 million as of December 31, 2008. The Company recorded net gains of $0.4 million for the year ended December 31, 2008 as currency translation, a component of Accumulated Other Comprehensive Income (Loss), offsetting foreign exchange losses attributable to the translation of the net investment. The Company did not hedge net investments in foreign operations during fiscal year 2007 or 2006.

Embedded Derivatives

The Company’s foreign subsidiaries in Argentina and Mexico are parties to US Dollar denominated lease contracts which the Company has determined contain embedded derivatives, as defined by SFAS 133. As such, the Company bifurcates the embedded derivative features of the lease contracts and values these features as foreign currency derivatives. The Company uses Level 2 market observable inputs to value the embedded derivative features of these contracts.

Derivative Valuation Inputs

SFAS No. 157 Fair Value Measurements (“SFAS 157”) establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Net derivative assets (liabilities) measured at fair value on a recurring basis for derivatives include the following as of December 31, 2008 (amounts in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	At Fair Value

Cash flow hedges	$–	$(33,089)	$–	$(33,089)
Net investment hedges	$–	$(113)	$–	$(113)
Intercompany payable hedges	$–	$(44)	$–	$(44)
Embedded derivatives	$–	$(1,476)	$–	$(1,476)

Total net derivative asset (liability)	$–	$(34,722)	$–	$(34,722)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(11)	INCOME TAXES

The sources of pre-tax accounting income are as follows (amounts in thousands):

	Year Ended December 31,
	2008	2007	2006

Domestic	$23,113	$(141)	$26,599
Foreign	81,491	75,492	42,724

Total	$104,604	$75,351	$69,323

The components of the Company’s provision for income taxes are as follows (amounts in thousands):

	Year Ended December 31,
	2008	2007	2006

Current provision
Federal	$8,480	$3,106	$12,158
State	933	1,361	982
Foreign	17,104	16,174	12,701

Total current provision	26,517	20,641	25,841
Deferred provision (benefit)
Federal	1,009	(3,973)	(4,157)
State	331	(543)	(80)
Foreign	(588)	3,437	(5,130)

Total deferred provision (benefit)	752	(1,079)	(9,367)

Total provision for income taxes	$27,269	$19,562	$16,474

The following reconciles the Company’s effective tax rate to the federal statutory rate (amounts in thousands):

	Year Ended December 31,
	2008	2007	2006

Income tax per U.S. federal statutory rate (35%)	$36,611	$26,372	$24,227
State income taxes, net of federal deduction	716	342	400
Change in valuation allowances	(2,825)	(378)	(3,603)
Foreign income taxes at different rates than the U.S	(11,426)	(6,693)	(5,881)
Foreign withholding taxes	2,501	1,731	313
Record increase to deferred tax assets due to implementation of tax planning strategies	–	(828)	(3,300)
Losses in international markets without tax benefits	560	912	836
Nondeductible compensation under Section 162(m)	175	224	248
FIN 48 Contingency	(72)	(162)	–
Permanent difference related to foreign exchange gains	(149)	(2,381)	404
(Income)/losses of foreign branch operations	2,501	3,535	564
Permanent difference related to sale of joint venture	–	(2,406)	–
Non-taxable earnings of minority interest	(863)	(785)	(654)
Other	(460)	79	2,920

Income tax per effective tax rate	$27,269	$19,562	$16,474

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The Company’s deferred income tax assets and liabilities are summarized as follows (amounts in thousands):

	December 31,
	2008	2007

Deferred tax assets, gross
Accrued workers compensation, deferred compensation and employee benefits	$5,682	$4,469
Allowance for doubtful accounts, insurance and other accruals	8,694	7,067
Depreciation and amortization	12,257	23,110
Amortization of deferred rent liabilities	5,227	1,271
Net operating losses	10,064	14,388
Equity compensation	7,451	9,409
Customer acquisition and deferred revenue accruals	6,196	4,340
Federal and state tax credits	21,299	9,047
Unrealized losses on derivatives	13,541	–
Other	3,331	5,966

Total deferred tax assets, gross	93,742	79,067
Valuation allowances	(28,851)	(20,448)

Total deferred tax assets, net	64,891	58,619
Deferred tax liabilities
Long-term lease obligations	(1,573)	(872)
Unrealized gains on derivatives	–	(8,647)
Contract acquisition costs	(1,362)	(445)
Other	(124)	(650)

Total deferred tax liabilities	(3,059)	(10,614)

Net deferred tax assets	$61,832	$48,005

As required by SFAS 109, the Company periodically reviews the likelihood that deferred tax assets will be realized in future tax periods under the “more likely than not” criteria. In making this judgment, SFAS 109 requires that all available evidence, both positive and negative, should be considered to determine whether, based on the weight of that evidence, a valuation allowance is required.

As of December 31, 2008 the Company has approximately $46.0 million of net deferred tax assets in the U.S. and $15.8 million of net deferred tax assets related to certain international locations whose recoverability is dependent upon their future profitability. As of December 31, 2008 the deferred tax valuation allowance is $28.9 million and relates primarily to tax losses in foreign jurisdictions and U.S. federal and state tax credits which do not meet the “more-likely-than-not” standard under SFAS 109. The utilization of these state tax credits are subject to numerous factors including various expiration dates, generation of future taxable income over extended periods of time and state income tax apportionment factors which are subject to change.

As required by SFAS 109, when there is a change in judgment concerning the recovery of deferred tax assets in future periods, the valuation allowance is reversed into earnings during the quarter in which the change in judgment occurred. In 2008, the Company made adjustments to its deferred tax assets and corresponding valuation allowances. The net change in the Company’s valuation allowance is an increase of $8.4 million. The increase is primarily due to the increase in state income tax credits generated from final amended tax returns for the years ended 2002 − 2006. Since the majority of these tax credits do not meet the “more-likely-than-not” standard, a valuation allowance of $11.1 million was established. This increase is offset by a release of valuation allowance in the United Kingdom of $3.2 million for current year income and projected income from certain contracts over the next two years. Adjustments to other jurisdictions net to a $0.5 million increase to the valuation allowance.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

As of December 31, 2008, after consideration of all tax loss and tax credit carry back opportunities, the Company had net foreign tax loss carry forwards expiring as follows (amounts in thousands):

2008	$–
2009	–
2010	–
2011	9
2012	100
2013	174
2014	1,787
2015	525
No expiration	28,468

Total	$31,063

As of December 31, 2008, domestically, the Company has $3.2 million of federal tax loss carry-forwards and state tax credit carry-forwards of $17.2 million that if unused will expire between 2009 and 2022.

As of December 31, 2008 the cumulative amount of foreign earnings considered permanently invested and not repatriated was $182 million. If these earnings become taxable in the U.S., some portion of them would be subject to incremental U.S. income tax expense and foreign withholding tax expense.

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and Costa Rica. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted 11 separate agreements for four year periods, expiring at various times between 2008 and 2011. The aggregate effect on income tax expense for the years ended December 31, 2008, 2007 and 2006 was approximately $9.2 million, $5.7 million and $2.2 million, respectively, which had a favorable impact on net income per share of $0.14, $0.08 and $0.03, respectively.

Accounting for Uncertainty in Income Taxes

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The total amount of interest and penalties recognized in the accompanying Consolidated Statements of Operations and Other Comprehensive Income (Loss) as of December 31, 2008 was approximately $0.1 million and the total amount of interest and penalties recognized in the accompanying Consolidated Balance Sheets as of December 31, 2008 was approximately $0.1 million.

The Company has a reserve for uncertain tax benefits on a net basis of $18.9 million and $18.9 million for the years ended December 31, 2008 and 2007, respectively. The FIN 48 contingency was reduced by $0.6 million for a tax position that was resolved favorably upon completion of an income tax audit. This reduction is offset by new FIN 48 contingency reserves for tax positions taken during 2008 that did not meet the more-likely-than-not standard. The net activity does not have an impact on the effective tax rate. If the Company recognized these remaining unrecorded tax benefits, approximately $19.0 million of tax benefits and tax related interest and penalties accrued, would favorably impact the effective tax rate.

The tabular reconciliation of the reserve for uncertain tax benefits on a gross basis for the year ended December 31, 2008 is presented below (amounts in thousands):

Balance as of December 31, 2006	$22,305
Additions for current year tax positions	35
Reductions in prior year tax positions	(337)
Lapses in statute of limitations	(71)

Balance as of December 31, 2007	$21,932
Additions for current year tax positions	613
Reductions in prior year tax positions	(627)

Balance as of December 31, 2008	$21,918

The Company and its domestic and foreign subsidiaries (including Percepta LLC and its domestic and foreign subsidiaries) file income tax returns as required in the U.S. federal jurisdiction and various state and foreign jurisdictions. The following table presents the major tax jurisdictions and tax years that are open as of December 31, 2008 and subject to examination by the respective tax authorities:

Tax Jurisdiction	Tax Year Ended

United States	2002 to present
Argentina	2003 to present
Australia	2004 to present
Brazil	2000 to present
Canada	2003 to present
Mexico	2004 to present
Philippines	2003 to present
Spain	2004 to present

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2002, 2003 and 2004 remain open tax years subject to IRS audit. The Company has been notified of the intent to audit, or is currently under audit of income taxes in Australia, the Philippines, Malaysia and the Percepta U.S. business, for various open tax years. Additionally the Company is required to indemnify any future tax assessments assessed on the recently disposed of operations in India which are currently undergoing an income tax audit. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements. In addition there are no other tax audits in process in major tax jurisdictions that would have a significant impact on the Company’s Consolidated Financial Statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(12)	RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the year ended December 31, 2008, the Company undertook a number of restructuring activities primarily associated with reductions in the Company’s workforce to better align the workforce with current business needs. These included (i) the restructuring of its work force in the International BPO segment; and (ii) facility exit charges in connection with the closure of four delivery centers in the North American BPO segment.

A summary of the expenses recorded for the years ended December 31, 2008, 2007 and 2006, respectively, is as follows (amounts in thousands):

	Year Ended December 31,
	2008	2007	2006

North American BPO
Reduction in Force	$97	$1,902	$134
Facility exit charges	2,975	–	47
Reversals	(192)	(622)	(78)

Total	$2,880	$1,280	$103

	Year Ended December 31,
	2008	2007	2006

International BPO
Reduction in Force	$3,226	$964	$815
Facility exit charges	–	86	753
Reversals	–	–	(148)

Total	$3,226	$1,050	$1,420

	Year Ended December 31,
	2008	2007	2006

Database Marketing and Consulting
Reduction in Force	$10	$936	$107
Facility exit charges	(57)	(102)	–
Reversals	–	3,951	–

Total	$(47)	$4,785	$107

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

A rollforward of the activity in the Company’s restructuring accruals for the years ended December 31, 2008 and 2007, respectively, is as follows (amounts in thousands):

	Closure of
	Delivery	Reduction
	Centers	in Force	Total

Balance as of December 31, 2006	$1,087	$191	$1,278
Expense	4,037	3,801	7,838
Payments	(199)	(3,168)	(3,367)
Reversals	(599)	(126)	(725)
Non-cash items	–	(350)	(350)

Balance as of December 31, 2007	4,326	348	4,674
Expense	2,975	3,333	6,308
Payments	(4,832)	(3,586)	(8,418)
Reversals	(154)	(95)	(249)
De-consolidation of subsidiary	(202)	–	(202)

Balance as of December 31, 2008	$2,113	$–	$2,113

The remaining accruals are expected to be paid during 2009.

Impairment Losses

During the year ended December 31, 2008, the Company recognized impairment losses of $2.0 million related to the reduction of the net book value of certain long-lived assets in the North American and International BPO segments to their estimated fair values.

During the year ended December 31, 2007, the Company recognized impairment losses of $15.8 million of which $15.6 million was related to its Database Marketing and Consulting business comprised of a $13.4 million goodwill impairment, as discussed in Note 7, and a $2.2 million leasehold improvement impairment.

(13)	INDEBTEDNESS

The Company’s Credit Facility, dated September 28, 2006, permits borrowing up to a maximum of $225 million. The Credit Facility expires on September 27, 2011 and allows the Company to request a one-year extension beyond the maturity date subject to unanimous approval by the lenders. The Credit Facility is secured by the majority of the Company’s domestic accounts receivable and a pledge of 65% of the capital stock of specified material foreign subsidiaries. The Company’s domestic subsidiaries are guarantors under the Credit Facility.

The Credit Facility, which includes customary financial covenants, may be used for general corporate purposes, including working capital, purchases of treasury stock and acquisition financing. As of December 31, 2008, the Company was in compliance with all financial covenants. The Credit Facility accrues interest at a rate based on either (1) Prime Rate, defined as the higher of the lender’s prime rate or the Federal Funds Rate plus 0.50%, or (2) LIBOR plus an applicable credit spread, at the Company’s option. The interest rate will vary based on the Company’s leverage ratio as defined in the Credit Facility. As of December 31, 2008, interest accrued at the weighted-average rate of approximately 2.3%. In addition, the Company pays commitment fees on the unused portion of the Credit Facility at a rate of 0.125% per annum. As of December 31, 2008 and 2007, the Company had outstanding borrowings under the Credit Facility of $80.8 million and $65.4 million, respectively. The Company’s borrowing capacity is reduced by $6.3 million as a result of the letters of credit issued under the Credit Facility. The unused commitment under the Credit Facility was $137.9 million as of December 31, 2008.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(14)	DEFERRED TRAINING REVENUE AND COSTS

Deferred Training Revenue in the accompanying Consolidated Balance Sheets consist of the following (amounts in thousands):

	December 31,
	2008	2007

Deferred Training Revenue − Current	$10,550	$9,549
Deferred Training Revenue − Long-term	4,758	3,113

Total Deferred Training Revenue	$15,308	$12,662

Activity for the Company’s Deferred Training Revenue was as follows (amounts in thousands):

	Year Ended December 31,
	2008	2007	2006

Balance, beginning of year	$12,662	$12,552	$8,512
Add: Amounts deferred due to new business	20,961	9,333	9,432
Less: Revenue recognized	(17,830)	(9,293)	(5,418)

Net increase/(decrease) in deferred revenue	3,131	40	4,014
Effect of foreign currency	(485)	70	26

Balance, end of year	$15,308	$12,662	$12,552

Deferred Training Costs in the accompanying Consolidated Balance Sheets consist of the following (amounts in thousands):

	December 31,
	2008	2007

Deferred Training Costs − Current	$4,447	$4,065
Deferred Training Costs − Long-term	2,112	1,262

Total Deferred Training Costs	$6,559	$5,327

Activity for the Company’s Deferred Training Costs was as follows (amounts in thousands):

	Year Ended December 31,
	2008	2007	2006

Balance, beginning of year	$5,327	$5,209	$3,635
Add: Amounts deferred due to new business	8,916	3,572	4,208
Less: Recognized expense	(7,452)	(3,452)	(2,633)

Net increase/(decrease) in deferred costs	1,464	120	1,575
Effect of foreign currency	(232)	(2)	(1)

Balance, end of year	$6,559	$5,327	$5,209

(15)	COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of December 31, 2008, outstanding letters of credit and other performance guarantees totaled approximately $6.8 million, which primarily guarantee workers’ compensation and other insurance-related obligations and facility leases.

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

(16)	LEASES

Leases

The Company has various operating leases primarily for equipment, delivery centers and office space, which generally contain renewal options. Rent expense under operating leases was approximately $31.7 million, $39.2 million and $42.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In 2008, the Company sub-leased one of its delivery centers to a third party for the remaining term of the original lease. The sub-lease begins on January 1, 2009 and rental income received over the term of the

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

lease will be recognized on a straight-line basis. Future minimum sub-lease rental receipts are shown in the table below.

The future minimum rental payments and receipts required under non-cancelable operating leases and capital leases as of December 31, 2008 are as follows (amounts in thousands):

	Operating	Sub-Lease
	Leases	Income

2009	$30,645	$1,752
2010	27,349	1,752
2011	22,894	1,752
2012	16,535	1,823
2013	12,278	1,823
Thereafter	21,056	16,141

Total	$130,757	$25,043

Capital
Leases

2009	$2,058
2010	1,942
2011	1,829
2012	576

Total	$6,405
Less amount representing interest	886

Present value of minimum lease payments	5,519
Less current portion	1,315

Long-term portion	$4,204

In addition, the Company records operating lease expense on a straight-line basis over the life of the lease as described in Note 1. The deferred lease liability as of December 31, 2008 and 2007 was $20.7 million and $26.5 million, respectively and is included in Other Long-Term Liabilities in the accompanying Consolidated Balance Sheets.

The Company has two delivery centers and other equipment classified as capital leases at December 31, 2008. The amounts applicable to these leases as included in property, plant and equipment are as follows (amounts in thousands):

	December 31,
	2008	2007

Historical cost	$14,173	$14,173
Less: Accumulated depreciation	10,370	8,789

	$3,803	$5,384

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Asset Retirement Obligations

The Company records asset retirement obligations for its delivery center leases. Following is a summary of the amounts recorded (amounts in thousands):

	Balance at			Modifications	Balance at
	December 31,	New Lease		and	December 31,
	2007	Obligations	Accretion	settlements(1)	2008

ARO liability at inception	$2,334	$–	$–	$(546)	$1,788
Accumulated accretion	647	–	116	(61)	702

	$2,981	$–	$116	$(607)	$2,490

	Balance at			Modifications	Balance at
	December 31,	New Lease		and	December 31,
	2006	Obligations	Accretion	settlements(1)	2007

ARO liability at inception	$2,175	$180	$–	$(21)	$2,334
Accumulated accretion	517	–	150	(20)	647

	$2,692	$180	$150	$(41)	$2,981

(1)	Modifications to ARO liabilities and accumulated accretion occur when lease agreements are amended or when assumptions change, such as the rate of inflation. Modifications are accounted for prospectively as changes in estimates. Settlements occur when leased premises are vacated and the actual cost of restoration is paid. Differences between the actual costs of restoration and the balance recorded as ARO liabilities are recognized as gains or losses in the accompanying Consolidated Statements of Operations.

(17)	NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Year Ended December 31,
	2008	2007	2006

Shares used in basic earnings per share calculation	68,208	70,228	69,184
Effect of dilutive securities:
Stock options	1,370	2,363	685
Restricted stock units	–	47	–

Total effects of dilutive securities	1,370	2,410	685

Shares used in dilutive earnings per share calculation	69,578	72,638	69,869

For the years ended December 31, 2008, 2007 and 2006, 0.3 million, 0.4 million and 0.6 million, respectively, of options to purchase shares of common stock were outstanding but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the years ended December 31, 2008 and 2007, restricted stock units of 1.1 million, 0.4 million, respectively, were outstanding but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the years ended December 31, 2008 and 2007, restricted stock units that vest based on the Company achieving specified operating income performance targets, of 0.4 million and 0.9 million, respectively, were outstanding but not included in the computation of diluted net income per share because they were not determined to be contingently issuable.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(18)	EMPLOYEE COMPENSATION PLANS

Employee Benefit Plan

The Company has two 401(k) profit-sharing plans that allow participation by employees who have completed six months of service, as defined, and are 21 years of age or older. Participants may defer up to 75% of their gross pay, up to a maximum limit determined by U.S. federal law. Participants are also eligible for a matching contribution, of up to 50% of the first 6% of compensation a participant contributes to the plan. Participants vest in matching contributions over a three-year period. Company matching contributions to the 401(k) plans totaled $3.1 million, $2.3 million and $2.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Equity Compensation Plans

Stock Options

In February 1999, the Company adopted the TeleTech Holdings, Inc. 1999 Stock Option and Incentive Plan (the “1999 Plan”). The purpose of the 1999 Plan is to enable the Company to continue to (a) attract and retain high quality directors, officers, employees and potential employees, consultants and independent contractors of the Company or any of its subsidiaries; (b) motivate such persons to promote the long-term success of the Company and its subsidiaries; and (c) induce employees of companies that are acquired by TeleTech to accept employment with TeleTech following such an acquisition. The 1999 Plan supplements the 1995 Option Plan (collectively the “Plans”). An aggregate of 7 million shares of common stock has been reserved under the 1995 Option Plan and an aggregate of 14.8 million shares of common stock has been reserved for issuance under the 1999 Plan, which permits the award of incentive stock options, non-qualified stock options, stock appreciation rights, shares of restricted common stock and restricted stock units (“RSUs”). The 1999 Plan also provides for annual equity-based compensation grants to Directors. Options granted to employees generally vest over a period of four to five years and generally have a contractual life of ten years. Options issued to Directors generally vest immediately and have a contractual life of ten years. As of December 31, 2008, a total of 21.8 million shares were authorized for issuance and 3.2 million shares were available for issuance under the Plans.

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

For employee stock options granted in 2008 and 2007, the Company estimated the expected term of the options based on historical averages of option exercises and expirations. The fair values of options granted were calculated on the date of grant using the B-S-M model. Also, upon adoption of SFAS 123(R), the Company used an estimated forfeiture rate, primarily based on historical trends related to employee turnover. For the years ended December 31, 2008 and 2007, the Company adjusted the share-based compensation cost for actual forfeitures at the end of the vesting period for each tranche of options. The Company considers revisions to its assumptions in estimating forfeitures on an ongoing basis.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The following table provides the range of assumptions used in the B-S-M option pricing model for stock options granted:

	Year Ended December 31,
	2008	2007	2006

Risk-free interest rate	2.3%	4.5% - 4.9%	4.3% - 5.2%
Expected life in years	2.6	2.6 - 4.4	2.6 - 4.8
Expected volatility	60.6%	43.1% - 53.3%	55.0% - 58.9%
Dividend yield	0%	0%	0%
Weighted-average volatility	60.6%	47.2%	58.5%

The calculation of expected volatility is based on the historical volatility of the Company’s common stock over the expected term of the respective equity-based compensation granted. The risk-free interest rate is based on the yield on the grant measurement date of a traded zero-coupon U.S. Treasury bond, as reported by the U.S. Federal Reserve, with a term equal to the expected term of the respective equity-based compensation granted.

A summary of option activity under the Plans for the year ended December 31, 2008 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contract	Value
	Shares	Price	Term in Years	(000’s)

Outstanding as of December 31, 2007	4,860,074	$11.45
Grants	95,000	$14.27
Exercises	(334,440)	$8.91
Forfeitures/expirations	(419,230)	$12.19

Outstanding as of December 31, 2008	4,201,404	$11.71	5.0	$43

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contract	Value
	Shares	Price	Term in Years	(000’s)

Vested and exercisable as of December 31, 2008	3,495,279	$11.67	4.6	$403

The weighted-average grant-date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $5.61, $12.09 and $6.19 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $1.8 million, $27.1 million and $16.8 million, respectively. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $5.7 million, $6.8 million and $6.7 million, respectively.

As of December 31, 2008, there was approximately $3.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. As of December 31, 2008, that cost is expected to be recognized over the weighted-average remaining vesting life period of 0.9 years. The Company recognizes compensation cost using the straight-line method, as defined in FAS 123(R), over the vesting term of the option grant. Equity-based compensation expense is recognized in Selling, General and Administrative in the Consolidated Statements of Operations and Other Comprehensive Income (Loss).

Cash received from option exercises under the Plans for the years ended December 31, 2008, 2007, and 2006 was $2.9 million, $15.9 million and $19.4 million, respectively. Options exercised during the year ended December 31, 2008 were issued out of treasury stock.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Restricted Stock Units

2007 RSU Awards:  Beginning in January 2007, the Compensation Committee of the Company’s Board of Directors granted RSUs to certain members of the Company’s management team. RSU grants were made under the 1999 Option Plan. RSUs are intended to provide management with additional incentives to promote the success of the Company’s business, thereby aligning their interests with the interests of the Company’s stockholders. One RSU award was granted during 2007 for 500,000 shares and vests equally over a 10-year period. The Company granted an additional RSU award for 500,000 shares of which 50% vests equally over five years and 50% is earned by achieving specific performance targets over a five year period. Of the remaining RSU grants during 2007, one-third vest over five years based on the individual recipient’s continued employment with the Company (“time vesting RSUs”) and two-thirds vest pro-rata over three years based on the Company achieving specified operating income performance targets in each of the years 2007, 2008 and 2009 (“performance RSUs”). If the performance target for a particular year is not met, the performance RSUs scheduled to vest for that year are canceled. The Company records compensation cost for the performance RSUs when it concludes that it is probable that the performance condition will be achieved. Because the Company did not achieve the operating income performance targets in 2008 and 2007, two-thirds of the performance RSUs were canceled.

2008 RSU Awards:  The Company granted additional RSUs in 2008 to new and existing employees that vest over a four-year period. There were no performance vesting RSUs issued in 2008.

Summary of RSUs:  Settlement of the RSUs shall be made in shares of the Company’s common stock by delivery of one share of common stock for each RSU then being settled. The Company calculates the fair value for RSUs based on the closing price of the Company’s stock on the date of grant and records compensation cost over the vesting period using a straight-line method. The Company also factors an estimated forfeiture rate in calculating compensation cost on RSUs and adjusts for actual forfeitures upon the vesting of each tranche of vested RSUs.

The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2008 was $10.78 per share.

A summary of the status of the Company’s non-vested RSUs and activity during the year ended December 31, 2008 is as follows:

		Weighted
		Average
		Grant
		Date Fair
	Shares	Value

Unvested as of December 31, 2007	2,224,033	$30.36
Grants	1,349,000	$10.78
Vested	(198,934)	$30.05
Cancellations/expirations	(750,228)	$27.02

Unvested as of December 31, 2008	2,623,871	$19.43

As of December 31, 2008, there was approximately $34.9 million of total unrecognized compensation cost related to non-vested time-vesting RSU grants. That cost is expected to be recognized over the weighted-average period of 2.4 years as of December 31, 2008 using a straight-line method.

For the years ended December 31, 2008, 2007 and 2006, the Company recorded total share-based compensation cost under all share-based arrangements (stock options and RSUs) of $10.3 million, $13.7 million and $7.5 million, respectively. The compensation cost for 2008, 2007 and 2006 included approximately $0.4 million, $1.4 million and $0.4 million, respectively, for modifications made to employee stock option agreements. The modifications primarily pertained to accelerated vesting and extension of

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

contractual terms on several employees and former employees. All compensation cost is included in Selling, General and Administrative expense in the accompanying Consolidated Statements of Operations and Comprehensive Income.

(19)	STOCK REPURCHASE PROGRAM

In November 2001, the Company’s Board of Directors authorized a $5.0 million stock repurchase program with the objective of improving stockholder returns. Since then, the Board has periodically increased the amount of funds available to repurchase common stock to $262.3 million. During the year ended December 31, 2008, the Company purchased 6.5 million shares for $89.6 million. From inception of the program through December 31, 2008, the Company purchased 21.3 million shares for $251.9 million, leaving $10.4 million remaining under the repurchase program as of December 31, 2008. In February 2009, the Board authorized an increase of $25.0 million in the funding available for share repurchases. The program does not have an expiration date.

(20)	RELATED PARTY TRANSACTIONS

The Company has entered into agreements under which Avion, LLC (“Avion”) and AirMax, LLC (“AirMax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has a direct 100% beneficial ownership interest in Avion and an indirect interest in AirMax. During 2008, 2007 and 2006, the Company paid an aggregate of $0.7 million, $1.1 million and $0.9 million, respectively, to Avion for services provided to the Company. Mr. Tuchman also purchases services from AirMax and in 2005 provided a loan to AirMax, which was fully paid as of December 31, 2008. During 2008, 2007 and 2006, the Company paid to AirMax an aggregate of $1.7 million, $1.4 million and $1.1 million, respectively, for services provided to the Company. The Audit Committee of the Board reviews these transactions annually and has determined that the fees charged by Avion and AirMax are at fair market value.

(21)	OTHER FINANCIAL INFORMATION

Self-insurance Liabilities

Self-insurance liabilities of the Company were as follows (amounts in thousands):

	December 31,
	2008	2007

Workers’ compensation	$3,096	$4,132
Employee health and dental insurance	2,657	3,015
Other general liability insurance	1,222	1,155

Total self-insurance liabilities	$6,975	$8,302

Accumulated Other Comprehensive Income (Loss)

As of December 31, 2008, Accumulated Other Comprehensive Loss is comprised of $11.7 million and $21.2 million of foreign currency translation adjustments and net deferred derivative losses, respectively. As of December 31, 2007, Accumulated Other Comprehensive Income is comprised of $36.7 million and $21.4 million of foreign currency translation adjustments and net deferred derivative gains, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(22)	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present certain quarterly financial data for the year ended December 31, 2008 (amounts in thousands except per share amounts).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$367,636	$357,416	$349,110	$325,985
Cost of services	270,100	265,833	252,666	235,852
Selling, general and administrative	51,372	45,858	51,157	51,108
Depreciation and amortization	15,160	15,624	14,998	13,384
Restructuring charges, net	2,202	440	2,015	1,402
Impairment losses	–	–	1,033	985

Income from operations	28,802	29,661	27,241	23,254
Other income (expense)	(1,048)	(543)	(777)	(1,986)
Provision for income taxes	(7,793)	(7,536)	(5,368)	(6,572)
Minority interest	(836)	(1,220)	(936)	(596)

Net income	$19,125	$20,362	$20,160	$14,100

Weighted average shares outstanding
Basic	69,937	69,977	68,217	64,741
Diluted	71,508	71,729	69,508	65,217
Net income per share
Basic	$0.27	$0.29	$0.30	$0.22
Diluted	$0.27	$0.28	$0.29	$0.22

Included in Selling, general and administrative above are charges relating to the equity-based compensation review, restatement of the Company’s historical financial statements and related lawsuits of $5.0 million, $3.4 million, $2.3 million and $3.9 million for the first quarter, second quarter, third quarter, and fourth quarter, respectively.

Included in Selling, general and administrative for the second quarter is a decrease of $2.4 million and $1.9 million due to change in estimates relating to self-insurance liabilities and accrued incentive compensation expense, respectively.

Included in Provision for income taxes for the third quarter is a $2.9 million reversal of a tax valuation allowance.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The following tables present certain quarterly financial data for the year ended December 31, 2007 (amounts in thousands except per share amounts).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$332,740	$329,608	$335,727	$371,557
Cost of services	237,242	237,228	246,558	280,431
Selling, general and administrative	52,096	48,611	46,968	59,853
Depreciation and amortization	13,554	13,794	14,250	14,355
Restructuring charges, net	–	262	2,588	4,265
Impairment losses	–	13,515	2,274	–

Income from operations	29,848	16,198	23,089	12,653
Other income (expense)	(1,277)	(2,235)	(6,826)	3,901
Provision for income taxes	(10,374)	(4,737)	(1,082)	(3,369)
Minority interest	(434)	(508)	(808)	(936)

Net income	$17,763	$8,718	$14,373	$12,249

Weighted average shares outstanding
Basic	70,309	70,580	70,214	69,818
Diluted	72,929	73,104	72,343	71,574
Net income per share
Basic	$0.25	$0.12	$0.20	$0.18
Diluted	$0.24	$0.12	$0.20	$0.17

Included in Selling, general and administrative above are charges relating to the equity-based compensation review, restatement of the Company’s historical financial statements and related lawsuits of $0.1 million and $11.4 million for the third quarter and fourth quarter, respectively.

Included in Other income (expense) for the third quarter is a $6.1 million charge related to the sale of assets, and a $2.2 million benefit related to the execution of a software and intellectual property license agreement.

Included in Other income (expense) for the fourth quarter is a $7.0 million gain related to the sale of assets.

EXHIBIT INDEX

Exhibit No.		Description

3.01		Restated Certificate of Incorporation of TeleTech (incorporated by reference to Exhibit 3.1 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)
3.02		Amended and Restated Bylaws of TeleTech (incorporated by reference to Exhibit 3.2 to TeleTech’s Current Report on Form 8-K filed on May 29, 2008)
10.01		TeleTech Holdings, Inc. Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)**
10.02		TeleTech Holdings, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-69668) filed on September 19, 2001)**
10.03		TeleTech Holdings, Inc. Directors Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)**
10.04		TeleTech Holdings, Inc. Amended and Restated 1999 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-96617) filed on July 17, 2002)**
10	.05*	Amendment to 1999 Stock Option and Incentive Plan dated February 11, 2009
10.06		Form of Restricted Stock Unit Agreement (effective in 2007 and 2008) (incorporated by reference to Exhibit 10.05 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**
10	.07*	Amendment to Form of Restricted Stock Unit Agreement (effective December 2008)
10	.08*	Form of Restricted Stock Unit Agreement (effective in 2009) (incorporated by reference to Exhibit 10.1 TeleTech’s Current Report on Form 8-K filed on February 17, 2009)**
10.09		Form of Non-Qualified Stock Option Agreement (below Vice President) (incorporated by reference to Exhibit 10.06 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**
10.10		Form of Non-Qualified Stock Option Agreement (Vice President and above) (incorporated by reference to Exhibit 10.07 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**
10.11		Form of Non-Qualified Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.08 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**
10.12		Employment Agreement between James E. Barlett and TeleTech dated October 15, 2001 (incorporated by reference to Exhibit 10.66 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)**
10	.13*	Amendment to Employment Agreement between James E. Barlett and TeleTech dated December 31, 2008
10.14		Stock Option Agreement dated October 15, 2001 between James E. Barlett and TeleTech (incorporated by reference to Exhibit 10.70 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)**
10	.15*	Amendment dated September 17, 2008 to Stock Option Agreement between James E. Barlett and TeleTech
10.16		Employment Agreement between Kenneth D. Tuchman and TeleTech dated October 15, 2001 (incorporated by reference to Exhibit 10.68 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)**
10	.17*	Amendment to Employment Agreement between Kenneth D. Tuchman and TeleTech dated December 31, 2008
10.18		Stock Option Agreement between Kenneth D. Tuchman and TeleTech dated October 1, 2001 (incorporated by reference to Exhibit 10.69 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)**
10	.19*	Amendment dated September 17, 2008 to Stock Option Agreement between Kenneth D. Tuchman and TeleTech

Exhibit No.		Description

10.20		Employment Agreement dated April 6, 2004 between Gregory G. Hopkins and TeleTech (incorporated by reference to Exhibit 10.1 to TeleTech’s Quarterly Report on Form 10-Q for the for the quarter ended September 30, 2008)**
10	.21*	Amendment to Employment Agreement between Gregory G. Hopkins and TeleTech dated December 16, 2008
10.22		Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, The Lenders named herein, as lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of September 28, 2006 (incorporated by reference to Exhibit 10.39 to TeleTech’s Annual Report on Form 10-K filed on February 7, 2007)
10.23		First Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of October 24, 2006 (incorporated by reference to Exhibit 10.40 to TeleTech’s Annual Report on Form 10-K filed on February 7, 2007)
10.24		Second Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of November 15, 2007 (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on December 4, 2007)
10.25		Third Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of March 25, 2008 (incorporated by reference to Exhibit 10.1 TeleTech’s Current Report on Form 8-K filed on March 27, 2008)
10.26		Fourth Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of June 30, 2008 (incorporated by reference to Exhibit 10.1 TeleTech’s Current Report on Form 8-K filed on June 30, 2008)
10.27		Fifth Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of September 4, 2008 (incorporated by reference to Exhibit 10.1 TeleTech’s Current Report on Form 8-K filed on September 8, 2008)
21	.01*	List of subsidiaries
23	.01*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
23	.02*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31	.01*	Rule 13a-14(a) Certification of CEO of TeleTech
31	.02*	Rule 13a-14(a) Certification of CFO of TeleTech
32	.01*	Written Statement of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Filed herewith.

**	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.