Form 10-Q
period 2009-03-31
TELETECH HOLDINGS INC
filed 2009-05-11
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
(303) 397-8100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 4, 2009, there were 63,267,200 shares of the registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
MARCH 31, 2009 FORM 10-Q

 i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$91,153	$87,942
Accounts receivable, net	224,786	236,997
Prepaids and other current assets	29,264	31,279
Deferred tax assets, net	30,354	30,328
Income tax receivables	18,821	18,342

Total current assets	394,378	404,888

Property, plant and equipment, net	148,358	157,747
Goodwill	44,145	44,150
Contract acquisition costs, net	6,822	7,591
Deferred tax assets, net	28,326	31,504
Other noncurrent assets	19,955	23,062

Total assets	$641,984	$668,942

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$25,339	$26,214
Accrued employee compensation and benefits	74,759	71,919
Other accrued expenses	14,404	18,887
Income taxes payable	20,862	19,168
Deferred revenue	15,995	12,867
Other current liabilities	30,915	31,044

Total current liabilities	182,274	180,099

Line of credit	47,300	80,800
Grant advances	1,447	1,824
Negative investment in deconsolidated subsidiary	4,865	4,865
Other noncurrent liabilities	35,234	40,460

Total liabilities	271,120	308,048

Commitments and contingencies (Note 10)

Equity
Preferred stock – $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of March 31, 2009 and December 31, 2008	—	—
Common stock – $0.01 par value; 150,000,000 shares authorized; 63,820,472 and 63,816,379 shares outstanding as of March 31, 2009 and December 31, 2008, respectively	638	638
Treasury stock at cost: 18,233,973 and 18,238,066 shares as of March 31, 2009 and December 31, 2008, respectively	(228,101)	(228,596)
Additional paid-in capital	340,908	341,887
Accumulated other comprehensive loss	(37,494)	(33,020)
Retained earnings	290,037	274,974

Total stockholders’ equity	365,988	355,883
Noncontrolling interest	4,876	5,011

Total equity	370,864	360,894

Total liabilities and equity	$641,984	$668,942

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three-Months Ended
	March 31,
	2009	2008
Revenue	$304,030	$367,636

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	218,842	270,100
Selling, general and administrative	48,515	51,372
Depreciation and amortization	14,062	15,160
Restructuring charges, net	303	2,202
Impairment losses	1,967	—

Total operating expenses	283,689	338,834

Income from operations	20,341	28,802

Other income (expense)
Interest income	807	1,086
Interest expense	(843)	(1,565)
Other, net	762	(569)

Total other income (expense)	726	(1,048)

Income before income taxes	21,067	27,754

Provision for income taxes	(5,180)	(7,793)

Net income	15,887	19,961

Net income attributable to noncontrolling interest	(824)	(836)

Net income attributable to TeleTech shareholders	$15,063	$19,125

Weighted average shares outstanding
Basic	63,908	69,937
Diluted	64,300	71,508

Net income per share attributable to TeleTech shareholders
Basic	$0.24	$0.27
Diluted	$0.23	$0.27
The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Equity
(Amounts in thousands)
(Unaudited)

							Accumulated
						Additional	Other		Non-
	Preferred Stock		Common Stock		Treasury	Paid-in	Comprehensive	Retained	controlling
	Shares	Amount	Shares	Amount	Stock	Capital	Loss	Earnings	interest	Total Equity
Balance as of December 31, 2008	—	$—	63,816	$638	$(228,596)	$341,887	$(33,020)	$274,974	$5,011	$360,894
Net income	—	—	—	—	—	—	—	15,063	824	15,887
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(900)	(900)
Foreign currency translation adjustments	—	—	—	—	—	—	(7,513)	—	(59)	(7,572)
Derivatives valuation, net of tax	—	—	—	—	—	—	3,039	—	—	3,039
Vesting of restricted stock units	—	—	170	2	2,138	(2,694)	—	—	—	(554)
Exercise of stock options	—	—	29	—	359	(153)	—	—	—	206
Excess tax benefit from equity-based awards	—	—	—	—	—	(1,746)	—	—	—	(1,746)
Equity-based compensation expense	—	—	—	—	—	3,614	—	—	—	3,614
Purchases of common stock	—	—	(195)	(2)	(2,002)	—	—	—	—	(2,004)

Balance as of March 31, 2009	—	$—	63,820	$638	$(228,101)	$340,908	$(37,494)	$290,037	$4,876	$370,864

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three-Months Ended
	March 31,
	2009	2008
Cash flows from operating activities
Net income	$15,887	$19,961
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,062	15,160
Amortization of contract acquisition costs	769	486
Provision for doubtful accounts	304	78
Loss on disposal of assets	556	111
Impairment losses	1,967	—
Deferred income taxes	(1,160)	(775)
Excess tax benefit from equity-based awards	(1,746)	(1,047)
Equity-based compensation expense	3,614	2,723
Other	(63)	78

Changes in assets and liabilities:
Accounts receivable	9,775	2,690
Prepaids and other assets	3,746	(1,498)
Accounts payable and accrued expenses	2,934	(6,595)
Deferred revenue and other liabilities	3,366	(5,197)

Net cash provided by operating activities	54,011	26,175

Cash flows from investing activities
Purchases of property, plant and equipment	(8,455)	(15,185)

Net cash used in investing activities	(8,455)	(15,185)

Cash flows from financing activities
Proceeds from line of credit	244,510	305,750
Payments on line of credit	(278,010)	(309,150)
Payments on long-term debt and capital lease obligations	(25)	(574)
Payments of debt refinancing fees	—	(6)
Dividends distributed to noncontrolling interest	(900)	(1,023)
Proceeds from exercise of stock options	206	—
Purchase of treasury stock	(2,004)	—

Net cash used in financing activities	(36,223)	(5,003)

Effect of exchange rate changes on cash and cash equivalents	(6,122)	941

Increases in cash and cash equivalents	3,211	6,928
Cash and cash equivalents, beginning of period	87,942	91,239

Cash and cash equivalents, end of period	$91,153	$98,167

Supplemental disclosures
Cash paid for interest	$424	$1,484

Cash paid for income taxes	$2,947	$3,307

Non-cash investing and financing activities
Acquisition of equipment through installment purchase agreements	$915	$—

Landlord incentives credited to deferred rent	$—	$530

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
Basis of Presentation
The Consolidated Financial Statements are comprised of the accounts of TeleTech, its wholly owned subsidiaries and its 55% equity owned subsidiary in Percepta, LLC. On December 22, 2008, as discussed in Note 2, Newgen Results Corporation, a wholly-owned subsidiary of the Company, filed a voluntary petition for liquidation under Chapter 7 in the United States Bankruptcy Court for the District of Delaware. Under Accounting Research Bulletin No. 51, Consolidated Financial Statements, consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Accordingly, the Company deconsolidated Newgen Results Corporation as of December 22, 2008.
The accompanying unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Financial Statements do reflect all adjustments (consisting only of normal recurring entries) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of March 31, 2009, and the consolidated results of operations and cash flows of the Company for the three months ended March 31, 2009 and 2008. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Effective January 1, 2009, TeleTech implemented Statement of Financial Accounting Standards (“SFAS”) No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). This standard changed the accounting for and reporting of minority interest (now called noncontrolling interest) in a subsidiary in the Company’s consolidated financial statements. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on the Company’s previously reported financial position or results of operations. Refer to Note 11 for additional information on the adoption of SFAS 160.
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates including those related to derivatives and hedging activities, income taxes including the valuation allowance for deferred tax assets, valuation of long-lived assets, self-insurance, litigation and restructuring reserves, and allowance for doubtful accounts. Actual results may differ from those estimates.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements. Where applicable, SFAS 157 simplifies and codifies related guidance within GAAP. Except for non-financial assets and liabilities recognized on a non-recurring basis, the Company adopted SFAS 157 in the first quarter of 2008. As permitted by FASB Staff Position (“FSP”) No. FAS 157-2, the Company adopted SFAS 157 for non-financial assets and liabilities recognized on a non-recurring basis as of January 1, 2009. Adoption of SFAS 157-2 did not have a significant impact on the Company’s results of operations, financial position or cash flows.
In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations – a replacement of FASB Statement No. 141 which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for the Company beginning January 1, 2009. The adoption of this pronouncement did not have a material impact on the Company’s results of operations, financial position, or cash flows.
In February 2008, the FASB issued FSP No. FAS 140-3 (“FSP FAS 140-3”), Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. FSP FAS 140-3 concludes that a transferor and transferee should not separately account for a transfer of a financial asset and a related repurchase financing unless the two transactions have a valid and distinct business or economic purpose for being entered into separately and the repurchase financing does not result in the initial transferor regaining control over the financial asset. FSP FAS 140-3 is effective for the Company beginning January 1, 2009 The adoption of this pronouncement did not have a material effect on the Company’s results of operations, financial position, or cash flows.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”) disclosure requirements related to (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The new disclosures will be expanded to include more tables and discussion about the qualitative aspects of the Company’s hedging strategies. The Company adopted this statement effective January 1, 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 did not affect the Company’s financial condition, results of operations or cash flows.
In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for the Company beginning January 1, 2009. This pronouncement did not have a material impact on the Company’s results of operations, financial position, or cash flows.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”), to amend FASB Statement No. 141 (revised 2007), Business Combinations. FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This FSP also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after 2010. The Company does not expect that this pronouncement will have a material impact on its results of operations, financial position, or cash flows, absent any future material business combinations.
In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. These FSPs are effective for interim and annual periods ending after June 15, 2009:
FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157 (“SFAS 157”), Fair Value Measurements. FSP FAS 157-4 reaffirms what SFAS 157 states is the objective of fair value measurement, to reflect how much an asset would be sold for in an orderly transaction at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The Company does not expect this pronouncement to have a material impact on its results of operations, financial position, or cash flows.
FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This relates to fair value disclosures for any financial instruments that are not currently reflected on the consolidated balance sheet at fair value. FSP FAS 107-1 and APB 28-1 now require that fair value disclosures be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The Company does not expect this pronouncement to have a material impact on its results of operations, financial position, or cash flows.
FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This FSP is intended to bring greater consistency to the timing of impairment recognition and to provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The Company does not expect this pronouncement to have a material impact on its results of operations, financial position, or cash flows.
(2) DECONSOLIDATION OF A SUBSIDIARY
On December 22, 2008, Newgen Results Corporation, a wholly-owned subsidiary of the Company, filed a voluntary petition for liquidation under Chapter 7 in the United States Bankruptcy Court for the District of Delaware. Under Accounting Research Bulletin No. 51, Consolidated Financial Statements, a consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Under these rules, legal reorganization or bankruptcy represents conditions that can preclude consolidation as control rests with the Bankruptcy Court, rather than the majority owner. Accordingly, the Company deconsolidated Newgen Results Corporation as of December 22, 2008. As a result, the Company has reflected its negative investment of $4.9 million on the Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following condensed financial statements of Newgen Results Corporation have been prepared in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, which requires the liabilities subject to compromise by the Bankruptcy Court to be reported separately from the liabilities not subject to compromise. All liabilities included in the condensed financial statements below are subject to compromise and represent the current estimate of the amount of known or potential pre-petition claims that are subject to final settlement. Such claims remain subject to future adjustments. Amounts below are stated in thousands.

	December 22,	December 31,	March 31,
	2008	2008	2009
Total current assets	$1,700	$1,700	$1,700
Total noncurrent assets	3,110	2,379	2,379

Total assets	4,810	4,079	4,079

Total current liabilities	$3,931	$7,886	$7,886
Total noncurrent liabilities	5,744	—	—

Total liabilities	9,675	7,886	7,886
Total stockholders’ deficit	(4,865)	(3,807)	(3,807)

Total liabilities and stockholders’ deficit	$4,810	$4,079	$4,079

(3) SEGMENT INFORMATION
The Company’s BPO business provides outsourced business process and customer management services for a variety of industries through global delivery centers and represents 100% of total annual revenue. In September 2007, the Company sold substantially all the assets and certain liabilities of its Database Marketing and Consulting business. Effective January 1, 2009, the Company completed certain organizational changes focused on streamlining the structure of its organization to more closely align the Company’s reporting structure with its client base and increase management accountability. Beginning in the first quarter of 2009, the Company’s North American BPO segment is comprised of sales to all clients based in North America (encompassing the U.S. and Canada), while the Company’s International BPO is comprised of sales to all clients based in countries outside of North America. TeleTech revised previously reported segment information to conform to its new segments in effect as of January 1, 2009.
The Database Marketing and Consulting segment, of which the Company sold substantially all the assets and liabilities in September 2007, provided outsourced database management, direct marketing and related customer acquisitions and retention services for automobile dealerships and manufacturers in North America. On December 22, 2008, as discussed in Note 2, Newgen Results Corporation, which comprised the Database Marketing and Consulting segment, filed a voluntary petition for liquidation under Chapter 7 in the United States Bankruptcy Court for the District of Delaware. Accordingly, the Company deconsolidated Newgen Results Corporation as of December 22, 2008.
The Company allocates to each segment its portion of corporate operating expenses. All inter-company transactions between the reported segments for the periods presented have been eliminated.
The following tables present certain financial data by segment (amounts in thousands):

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Revenue
North American BPO	$228,886	$273,802
International BPO	75,144	93,834
Database Marketing and Consulting	—	—

Total	$304,030	$367,636

Income (loss) from operations
North American BPO	$25,427	$32,921
International BPO	(5,086)	(3,750)
Database Marketing and Consulting	—	(369)

Total	$20,341	$28,802

	March 31,	December 31,
	2009	2008
Assets
North American BPO	$457,734	$483,187
International BPO	184,250	185,755
Database Marketing and Consulting	—	—

Total	$641,984	$668,942

The following table presents revenue based upon the geographic location where the services are provided (amounts in thousands):

	Three Months Ended March 31,
	2009	2008
Revenue
United States	$100,062	$109,528
Latin America	57,064	76,547
Philippines	78,341	69,175
Canada	26,244	47,649
Europe	31,411	36,301
Asia Pacific / Africa	10,908	28,436

Total	$304,030	$367,636

(4) SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS
The Company did not have any clients that contributed in excess of 10% of total revenue for the three months ended March 31, 2009. For the three months ended March 31, 2008, the Company had one client, Sprint Nextel, which contributed 15.6% of total revenue and had $20.4 million outstanding in accounts receivable at December 31, 2008.
The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs ongoing credit evaluations of its clients and maintains allowances for uncollectible accounts. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk exists as of March 31, 2009.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(5) GOODWILL
Goodwill consisted of the following (amounts in thousands):

			Effect of
	December 31,		Foreign	March 31,
	2008	Impairments	Currency	2009
North American BPO	$35,885	$—	$—	$35,885
International BPO	8,265	—	(5)	8,260

Total	$44,150	$—	$(5)	$44,145

Under SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is no longer amortized but is reviewed for impairment at least annually and more often if a triggering event were to occur in an interim period. The Company’s annual impairment testing is performed in the fourth quarter of each year unless an indicator of impairment arises.
(6) DERIVATIVES
Cash Flow Hedges
The Company enters into foreign exchange forward and option contracts to reduce its exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue in non-functional currencies. Upon proper qualification, these contracts are designated as cash flow hedges, as defined by SFAS 133. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the derivative assets reflect the creditworthiness of these counterparties. Conversely, the derivative liabilities reflect the Company’s creditworthiness. As of March 31, 2009, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain and loss in Accumulated Other Comprehensive Loss for the three months ended March 31, 2009 and 2008 (amounts in thousands and net of tax):

	Three Months Ended March 31,
	2009	2008
Aggregate unrealized net (loss) gain at beginning of year	$(21,180)	$21,417
Net loss (gain) reclassified to earnings	7,808	(6,056)
Change in fair value of cash flow hedges	(4,769)	(2,035)

Aggregate unrealized net (loss) gain at end of period	$(18,141)	$13,326

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company’s cash flow hedging instruments as of March 31, 2009 and December 31, 2008 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

				% Maturing in
	Local Currency	U.S. Dollar		the Next 12	Contracts Maturing
As of March 31, 2009	Notional Amount	Amount		Months	Through
Canadian Dollar	78,100	$68,088		60.2%	December 2011
Canadian Dollar Call Options	39,000	34,628		60.8%	December 2010
Philippine Peso	6,007,048	133,160	[1]	86.0%	February 2011
Argentine Peso	75,950	21,206	[2]	95.3%	May 2010
Mexican Peso	709,500	57,653		75.8%	September 2011
South African Rand	108,500	9,940		100.0%	February 2010
British Pound Sterling	1,535	2,554	[3]	49.8%	March 2011

		$327,229

	Local Currency	U.S. Dollar
As of December 31, 2008	Notional Amount	Amount
Canadian Dollar	88,300	$77,865
Canadian Dollar Call Options	44,400	39,305
Philippine Peso	6,656,909	150,418	[1]
Argentine Peso	102,072	29,054	[2]
Mexican Peso	856,500	70,530
South African Rand	92,000	8,399
British Pound Sterling	1,725	2,537	[3]

		$378,108

(1)	Includes contracts to purchase Philippine pesos in exchange for British pound sterling and New Zealand dollars, which are translated into equivalent U.S. dollars on March 31, 2009 and December 31, 2008.

(2)	Includes contracts to purchase Argentine pesos in exchange for Euros, which are translated into equivalent U.S. dollars on March 31, 2009 and December 31, 2008.

(3)	Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on March 31, 2009 and December 31, 2008.
Hedge of Net Investment
In 2008, the Company entered into foreign exchange forward contracts to hedge its net investment in a foreign operation. The aggregate notional value of this hedge was $7.0 million as of March 31, 2009. Changes in fair value of the Company’s net investment hedge are recorded in the cumulative translation adjustment in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheets offsetting the change in the cumulative translation adjustment attributable to the hedged portion of the Company’s net investment in the foreign operation. Gains and losses from the settlements of the Company’s net investment hedge remain in Accumulated Other Comprehensive Loss until partial or complete liquidation of the applicable net investment.
Fair Value Hedges
The Company enters into foreign exchange forward contracts to hedge against translation gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges, as well as the offsetting gain or loss on the hedged asset or liability, are recognized in earnings in the same line item, Other, net. As of March 31, 2009, the total notional amount of the Company’s forward contracts used as fair value hedges was $12.0 million.
Embedded Derivatives
In addition to hedging activities, the Company’s foreign subsidiaries in Argentina and Mexico are parties to U.S. dollar denominated lease contracts which the Company has determined contain embedded derivatives, as defined by SFAS 133. As such, the Company bifurcates the embedded derivative features of the lease contracts and values these features as foreign currency derivatives.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Derivative Valuation
The Company’s derivatives as of March 31, 2009 and December 31, 2008 are as follows (amounts in thousands):

	March 31, 2009				December 31, 2008
	Designated as hedging		Not designated as hedging		Designated as hedging		Not designated as hedging
	instruments under SFAS 133		instruments under SFAS 133		instruments under SFAS 133		instruments under SFAS 133
	Foreign	Foreign	Foreign	Leases	Foreign	Foreign	Foreign	Leases
Derivative contracts:	Exchange	Exchange	Exchange	Embedded	Exchange	Exchange	Exchange	Embedded
Derivative classification:	Cash Flow	Net Investment	Fair Value	Derivative	Cash Flow	Net Investment	Fair Value	Derivative
Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$1,867	$—	$—	$3	$1,926	$—	$—	$—
Other noncurrent assets	1,012	—	—	—	2,297	—	—	9
Other current liabilities	(27,856)	(65)	(49)	(148)	(30,757)	(113)	(44)	(130)
Other noncurrent liabilities	(3,351)	—	—	(1,070)	(6,555)	—	—	(1,355)

Total fair value of derivatives, net	$(28,328)	$(65)	$(49)	$(1,215)	$(33,089)	$(113)	$(44)	$(1,476)

The effect of derivative instruments on the Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 are as follows (amounts in thousands):

	2009		2008
	Designated as hedging instruments		Designated as hedging instruments
	under SFAS 133		under SFAS 133
Derivative contracts:	Foreign Exchange	Foreign Exchange	Foreign Exchange	Foreign Exchange
Derivative classification:	Cash Flow	Net Investment	Cash Flow	Net Investment
Amount of gain or (loss) recognized in other comprehensive income – effective portion:	$(18,141)	$(50)	$13,326	$—

Amount and location of net gain or (loss) reclassified from accumulated OCI to income – effective portion:
Revenue	$(7,808)	$—	$6,056	$—
Other, net	—	—	—	—

Amount and location of net gain or (loss) reclassified from accumulated OCI to income – ineffective portion and amount excluded from effectiveness testing:
Revenue	$(35)	$—	$—	$—
Other, net	—	—	—	—

	2009		2008
	Not designated as hedging		Not designated as hedging
	instruments under SFAS 133		instruments under SFAS 133
		Leases		Leases
Derivative contracts:	Foreign Exchange	Embedded	Foreign Exchange	Embedded
Derivative classification:	Fair Value	Derivative	Fair Value	Derivative
Amount and location of net gain or (loss) recognized in the Consolidated Statement of Income:
Selling, general and administrative	$—	$261	$—	$(78)
Other, net	374	—	746	—

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(7) FAIR VALUE
SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. In general, fair values determined by Level I inputs utilize quoted prices in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.
Derivatives – Net derivative assets (liabilities) measured at fair value on a recurring basis include the following as of March 31, 2009 (amounts in thousands):

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(28,328)	$—	$(28,328)
Net investment hedges	$—	$(65)	$—	$(65)
Fair value hedges	$—	$(49)	$—	$(49)
Embedded derivatives	$—	$(1,215)	$—	$(1,215)

Total net derivative asset (liability)	$—	$(29,657)	$—	$(29,657)

The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of March 31, 2009, credit risk did not materially change the fair value of the Company’s foreign currency forward and option contracts.
Money Market Investments – The Company invests in various well-diversified money market funds which are managed by financial institutions. These money market funds are not publicly traded, but have historically been highly liquid. The value of the money market funds is determined by the banks based upon the funds’ net asset values (“NAV”). All of the money market funds currently permit daily investments and redemptions at a $1.00 NAV.
Accounts Receivable and Payable – The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.
Debt – The Company’s debt is reflected in the accompanying balance sheets at amortized cost. Debt consists primarily of the Company’s Credit Facility, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Facility agreement). As of March 31, 2009, the weighted average interest rate of the Company’s Credit Facility borrowings was 1.21%. Based on the foregoing, the Company considers the fair value of outstanding borrowings to approximate the recorded value.
Deferred Compensation Plan – The Company maintains a non-qualified deferred compensation plan structured as a Rabbi trust for certain eligible employees. Participants in the deferred compensation plan select from a menu of phantom investment options for their deferral dollars offered by the Company each year, which are based upon changes in value of complimentary, defined market investments. The deferred compensation liability represents the combined values of market investments against which participant accounts are tracked.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following is a summary of the Company’s fair value measurements as of March 31, 2009 (amounts in thousands):

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$—	$4,764	$—

Total assets	$—	$4,764	$—

Liabilities
Derivative instruments	$—	$(29,657)	$—
Deferred compensation plan liability	—	(1,662)	—

Total liabilities	$—	$(31,319)	$—

(8) INCOME TAXES
The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the Consolidated Financial Statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. When circumstances warrant, the Company assesses the likelihood that its net deferred tax assets will more likely than not be recovered from future projected taxable income.
The Company has protested one issue to the appeals branch of the Internal Revenue Service for an administrative resolution of one matter arising from the Company’s most recent federal tax audit for which no tax benefit has been recorded under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes. The Company has been notified of the intent to audit, or is currently under audit of income taxes in Australia, Brazil, the Philippines, Malaysia and the Percepta U.S. business, for various open tax years. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.
As of March 31, 2009, the Company had $62.0 million of deferred tax assets (after a $29.7 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $58.7 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability. During the first quarter 2009, the Company recorded $1.2 million of valuation allowance in the U.S. and international tax jurisdictions for deferred tax assets that do not meet the more than likely standard for recoverability.
As of December 31, 2008, the Company had $64.9 million of deferred tax assets (after a $28.9 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $61.8 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.
The effective tax rate for the three months ended March 31, 2009 and 2008 was 24.6% and 28.1%, respectively.
(9) RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES
Restructuring Charges
During the three months ended March 31, 2009, the Company undertook a number of restructuring activities primarily associated with reductions in the Company’s workforce in both the North American and International BPO segments to better align the workforce with current business needs.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
A summary of the expenses recorded for the three months ended March 31, 2009 and 2008, respectively, is as follows (amounts in thousands):

	Three Months Ended March 31,
	2009	2008
North American BPO
Reduction in force	$900	$110
Facility exit charges	112	—
Revision of prior estimates	(1,135)	—

Total	$(123)	$110

	Three Months Ended March 31,
	2009	2008
International BPO
Reduction in force	$426	$2,157
Facility exit charges	—	—
Revision of prior estimates	—	—

Total	$426	$2,157

	Three Months Ended March 31,
	2009	2008
Database Marketing and Consulting
Reduction in force	$—	$—
Facility exit charges	—	—
Revision of prior estimates	—	(65)

Total	$—	$(65)

During the three months ended March 31, 2009, the Company determined that $0.7 million of previously recorded restructuring expense will be reimbursed from the primary client in the centers being closed, and $0.2 million previously recorded will not be paid; these amounts were reversed against restructuring charge expenses.
A roll-forward of the activity in the Company’s restructuring accruals is as follows (amounts in thousands):

	Closure of
	Delivery	Reduction in
	Centers	Force	Total
Balance as of December 31, 2008	$2,113	$—	$2,113
Expense	112	1,325	1,437
Payments	(338)	(1,212)	(1,550)
Revision of prior estimates	(1,135)	—	(1,135)

Balance as of March 31, 2009	$752	$113	$865

$0.5 million of the remaining accrued costs are expected to be paid during 2009, with the remainder to be paid thereafter.
Impairment Losses
During the three months ended March 31, 2009, the Company recognized impairment losses of $2.0 million related to the abandonment of certain leasehold improvement assets in an International BPO facility. During the three months ended March 31, 2008, the Company did not record any impairment losses.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(10) COMMITMENTS AND CONTINGENCIES
Letters of Credit
As of March 31, 2009, outstanding letters of credit and other performance guarantees totaled approximately $5.6 million, which primarily guarantee workers’ compensation and other insurance related obligations and facility leases.
Guarantees
The Company’s Credit Facility is guaranteed by the majority of the Company’s domestic subsidiaries.
The Company has a corporate aircraft financed under a synthetic operating lease. The lease term is five years and expires in January 2010. During the lease term or at expiration the Company has the option to return the aircraft, purchase the aircraft at a fixed price, or renew the lease with the lessor. If the Company elects to return the aircraft, it has guaranteed a portion of the residual value to the lessor. Although the approximate residual value guarantee is $2.1 million at lease expiration, the Company does not expect to have a liability under this lease based upon current estimates of the aircraft’s fair value at the time of lease expiration.
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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(11) COMPREHENSIVE INCOME
The following table sets forth comprehensive income for the periods indicated (amounts in thousands):

	Three-Months Ended
	March 31,
	2009	2008
Net income	$15,887	$19,961
Foreign currency translation adjustments	(7,513)	3,910
Derivatives valuation, net of tax	3,039	(8,091)

Total comprehensive income	$11,413	$15,780

Comprehensive income attributable to noncontrolling interest	(765)	(852)

Comprehensive income attributable to TeleTech	$10,648	$14,928

The following table reconciles equity attributable to noncontrolling interest (amounts in thousands):

	Three-Months Ended
	March 31,
	2009	2008
Noncontrolling interest, January 1	$5,011	$3,555
Net income attributable to noncontrolling interest	824	836
Dividends distributed to noncontrolling interest	(900)	(1,023)
Foreign currency translation adjustments	(59)	16

Noncontrolling interest, March 31	$4,876	$3,384

(12) NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted shares for the periods indicated (amounts in thousands):

	Three Months Ended
	March 31,
	2009	2008
Shares used in basic earnings per share calculation	63,908	69,937
Effect of dilutive securities – Stock options	202	1,571
Effect of dilutive securities – RSUs	190	—

Shares used in dilutive earnings per share calculation	64,300	71,508

For the three months ended March 31, 2009 and 2008, options to purchase 2.7 million and 0.4 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the three months ended March 31, 2009 and 2008, restricted stock units (“RSUs”) of 1.0 million and zero, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
(13) EQUITY-BASED COMPENSATION PLANS
The Company has adopted SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS 123(R)”) and applied the modified prospective method for expensing equity compensation. SFAS 123(R) requires all equity-based payments to employees to be recognized in the Consolidated Statements of Operations at the fair value of the award on the grant date. The fair values of all stock options granted by the Company are estimated on the date of grant using the Black-Scholes-Merton Model.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Stock Options
As of March 31, 2009, there was approximately $2.3 million of total unrecognized compensation cost (including the impact of expected forfeitures as required under SFAS 123(R)) related to unvested option arrangements granted under the Company’s equity plans. The Company recognizes compensation expense straight-line over the vesting term of the option grant. The Company recognized compensation expense related to stock options of $1.0 million and $1.1 million for the three months ended March 31, 2009 and 2008, respectively.
Restricted Stock Unit Grants
During the three months ended March 31, 2009 and 2008, the Company granted 815,000 and zero RSUs, respectively, to new and existing employees, which vest in equal installments over four years. The Company recognized compensation expense related to RSUs of $2.6 million for the three months ended March 31, 2009, and $1.6 million for the three months ended March 31, 2008. As of March 31, 2009, there was approximately $34.3 million of total unrecognized compensation cost (including the impact of expected forfeitures as required under SFAS 123(R)) related to RSUs granted under the Company’s equity plans.
As of March 31, 2009 and 2008, the Company had performance-based RSUs outstanding that vest based on the Company achieving specified operating income performance targets in 2009 and 2008. The Company determined that it was not probable these performance targets would be met, therefore no expense was recognized for the three months ended March 31, 2009 and 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Introduction
The following discussion and analysis should be read in conjunction with our Annual Report on Form
10-K for the year ended December 31, 2008. Except for historical information, the discussion below contains certain forward-looking statements that involve risks and uncertainties. The projections and statements contained in these forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.
All statements not based on historical fact are forward-looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, the following are important factors that could cause our actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to the following: achieving estimated revenue from new, renewed and expanded client business as volumes may not materialize as forecasted, especially due to the global economic slowdown; achieving profit improvement in our International BPO operations; the ability to close and ramp new business opportunities that are currently being pursued or that are in the final stages with existing and/or potential clients; our ability to execute our growth plans, including sales of new products; the possibility of lower revenue or price pressure from our clients experiencing a business downturn or merger in their business; greater than anticipated competition in the BPO services market, causing adverse pricing and more stringent contractual terms; risks associated with losing or not renewing client relationships, particularly large client agreements, or early termination of a client agreement; the risk of losing clients due to consolidation in the industries we serve; consumers’ concerns or adverse publicity regarding our clients’ products; our ability to find cost effective locations, obtain favorable lease terms and build or retrofit facilities in a timely and economic manner; risks associated with business interruption due to weather, fires, pandemic, or terrorist-related events; risks associated with attracting and retaining cost-effective labor at our delivery centers; the possibility of asset impairments and restructuring charges; risks associated with changes in foreign currency exchange rates; economic or political changes affecting the countries in which we operate; changes in accounting policies and practices promulgated by standard setting bodies; and new legislation or government regulation that impacts the BPO and customer management industry.
This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business and should be read in conjunction with the more detailed cautionary statements included in our 2008 Annual Report on Form 10-K under the caption Item 1A. “Risk Factors,” our other Securities and Exchange Commission filings and our press releases.
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

As globalization of the world’s economy continues to accelerate, businesses are increasingly competing on a large-scale basis due to rapid advances in technology and telecommunications that permit cost-effective real-time global communications and ready access to a highly skilled worldwide labor force. As a result of these developments, companies have increasingly outsourced business processes to third-party providers in an effort to enhance or maintain their competitive position while increasing shareholder value through improved productivity and profitability.
We believe that our revenue will continue to grow over the long-term as global demand for our services is being fueled by the following trends:
•	Integration of front- and back-office business processes to provide increased operating efficiencies and an enhanced customer experience especially in light of the weakening global economic environment. Companies have realized that integrated business processes reduce operating costs and allow customer needs to be met more quickly and efficiently resulting in higher customer satisfaction and brand loyalty thereby improving their competitive position. A majority of our historic revenue has been derived from providing customer-facing front-office solutions to our clients. Given that our global delivery centers are also fully capable of providing back-office solutions, we are uniquely positioned to grow our revenue by winning more back-office opportunities and providing the services during non-peak hours with minimal incremental investment. Furthermore, by spreading our fixed costs across a larger revenue base and increasing our asset utilization, we expect our profitability to improve over time.

•	Increasing percentage of company operations being outsourced to most capable third-party providers. Having experienced success with outsourcing a portion of their business processes, companies are increasingly inclined to outsource a larger percentage of this work. We believe companies will continue to consolidate their business processes with third-party providers, such as TeleTech, who are financially stable and able to invest in their business while also demonstrating an extensive global operating history and an ability to cost effectively scale to meet their evolving needs.

•	Increasing adoption of outsourcing across broader groups of industries. Early adopters of the business process outsourcing trend, such as the media and communications industries, are being joined by companies in other industries, including healthcare, retail and financial services. These companies are beginning to adopt outsourcing to improve their business processes and competitiveness. For example, we have seen an increase in interest of our services for companies in the healthcare, retail and financial services industries. We believe the number of other industries that will adopt or increase their level of outsourcing will continue to grow, further enabling us to increase and diversify our revenue and client base.

•	Focus on speed-to-market by companies launching new products or entering new geographic locations. As companies broaden their product offerings and seek to enter new emerging markets, they are looking for outsourcing providers that can provide speed-to-market while reducing their capital and operating risk. To achieve these benefits, companies are seeking BPO providers with an extensive operating history, an established global footprint, the financial strength to invest in innovation to deliver more strategic capabilities and the ability to scale and meet customer demands quickly. Given our financial stability, geographic presence in 17 countries and our significant investment in standardized technology and processes, clients increasingly select TeleTech because we can quickly ramp large, complex business processes around the globe in a short period of time while assuring a high-quality experience for our client’s customers.

Our Strategy
Our objective is to become the world’s largest, most technologically advanced and innovative provider of onshore, offshore and work from home BPO solutions. Companies within the Global 1000 are our primary client targets due to their size, global nature, focus on outsourcing and desire for the global, scalable integrated process solutions that we offer. We have developed, and continue to invest in, a broad set of capabilities designed to serve this growing client need. These investments include our TeleTech@Home offering which allows our employees to serve clients from their homes. This capability has enhanced the flexibility of our offering allowing clients to choose our onshore, offshore or work from home employees to meet their outsourced business process needs. In addition, we have begun to offer ‘hosted services’ where clients can license any aspect of our global network and proprietary applications. While the revenue from these offerings is small relative to our consolidated revenue, we believe it will continue to grow as these services become more widely adopted by our clients. We aim to further improve our competitive position by investing in a growing suite of new and innovative business process services across our targeted industries.
Our business strategy to increase revenue, profitability and our industry position includes the following elements:
•	Deepen and broaden our relationships with existing clients;

•	Win business with new clients and focus on targeted industries where we expect accelerating adoption of business process outsourcing;

•	Continue to invest in innovative proprietary technology and new business offerings;

•	Continue to improve our operating margins through increased asset utilization of our globally diverse centers; and

•	Selectively pursue acquisitions that extend our capabilities, geographic reach and/or industry expertise.
Our First Quarter 2009 Financial Results
In 2009, our first quarter revenue decreased 17.3% to $304.0 million over the year-ago period, which includes a decrease of $35.9 million due to fluctuations in foreign currency rates. Our first quarter 2009 income from operations decreased 29.4% to $20.3 million or 6.7% of revenue in 2009 from $28.8 million or 7.8% of revenue in the year-ago period. This decrease is due to softness of existing client volumes in light of the current global recessionary economic environment and the continued migration of several of our clients to our offshore delivery centers. Income from operations in 2009 and 2008 included $2.3 million and $2.2 million of asset impairment and restructuring charges, respectively. Excluding these charges, our income from operations in 2009 decreased 27.1% to $22.6 million or 7.4% of revenue from $31.0 million or 8.4% of revenue in 2008 excluding similar items.
We have experienced growth in our offshore delivery centers, which primarily serve clients located in other countries. Our offshore delivery capacity now spans seven countries with approximately 25,400 workstations and currently represents 67% of our global delivery capabilities. Revenue in these offshore locations was $146 million and grew to 48% of our total revenue in the first quarter of 2009. While historically it was primarily US-based clients that were willing to utilize our offshore delivery capabilities, we have increasingly seen clients in Europe and Asia Pacific willing to utilize our offshore delivery capabilities and expect this trend to continue with clients in other countries. In light of this trend, we plan to continue to selectively expand into new offshore markets. For example, we believe we are one of the first multi-national BPO providers to enter the African continent. As we grow our offshore delivery capabilities and our exposure to foreign currency fluctuations increase, we continue to actively manage this risk via a multi-currency hedging program designed to minimize operating margin volatility.

Our strong financial position due to our cash flow from operations and low debt levels allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows. At March 31, 2009, we had $91.2 million of cash and cash equivalents and a total debt to total capitalization ratio of 13.1%.
Business Overview
Our BPO business provides outsourced business process and customer management services for a variety of industries through global delivery centers. Effective January 1, 2009, we completed certain organizational changes focused on streamlining the structure of our organization to more closely align our reporting structure with our client base and increase management accountability. Beginning in the first quarter of 2009, our North American BPO segment is comprised of sales to all clients based in North America (encompassing the U.S. and Canada), while our International BPO is comprised of sales to all clients based in all countries outside of North America. TeleTech revised previously reported operating segment information to conform to its new operating segments in effect as of January 1, 2009.
BPO Services
The BPO business generates revenue based primarily on the amount of time our associates devote to a client’s program. We primarily focus on large global corporations in the following industries: automotive, cable, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel and leisure and wireline and wireless telecommunications. Revenue is recognized as services are provided. The majority of our revenue is from multi–year contracts, and we expect that trend to continue. However, we do provide certain client programs on a short–term basis.
We have historically experienced annual attrition of existing client programs of approximately 7% to 15% of our revenue. Attrition of existing client programs during the first three months of 2009 was 2%, which is lower than the three months ended March 31, 2008. We believe that this is attributable to our investment in an account management and operations team focused on client service.
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
Our goal in both the North American and the International BPO segments is to improve our revenue and profitability by:
•	Capitalizing on the favorable trends in the global outsourcing environment, which we believe will include more companies that want to:
–	Adopt or increase BPO services;

–	Consolidate outsourcing providers with those that have a solid financial position, capital resources to sustain a long-term relationship and globally diverse delivery capabilities across a broad range of solutions;

–	Modify their approach to outsourcing based on total value delivered versus the lowest priced provider; and

–	Better integrate front- and back-office processes.
•	Deepening and broadening relationships with existing clients;

•	Winning business with new clients and focusing on targeted high growth industry verticals;

•	Continuing to diversify revenue into higher-margin offerings such as professional services, talent acquisition, learning services and our hosted TeleTech OnDemand™ capabilities;

•	Increasing capacity utilization during peak and non-peak hours;

•	Scaling our work-from-home initiative to increase operational flexibility; and

•	Completing select acquisitions that extend our core BPO capabilities or vertical expertise.
Our ability to renew or enter into new multi-year contracts, particularly large complex opportunities, is dependent upon the macroeconomic environment in general and the specific industry environments in which our clients operate. A continued weakening of the U.S. or the global economy could lengthen sales cycles or cause delays in closing new business opportunities.
Our potential clients typically obtain bids from multiple vendors and evaluate many factors in selecting a service provider, including, among other factors, the scope of services offered, the service record of the vendor and price. We generally price our bids with a long–term view of profitability and, accordingly, we consider all of our fixed and variable costs in developing our bids. We believe that our competitors, at times, may bid business based upon a short-term view, as opposed to our longer–term view, resulting in a lower price bid. While we believe that our clients’ perceptions of the value we provide results in our being successful in certain competitive bid situations, there are often situations where a potential client may prefer a lower cost.
Our industry is labor intensive and the majority of our operating costs relate to wages, employee benefits and employment taxes. An improvement in the local or global economies where our delivery centers are located could lead to increased labor related costs. In addition, our industry experiences high personnel turnover and the length of training time required to implement new programs continues to increase due to increased complexities of our clients’ businesses. This may create challenges if we obtain several significant new clients or implement several new, large scale programs and need to recruit, hire and train qualified personnel at an accelerated rate.
As discussed above, to some extent our profitability is influenced by the number of new client programs entered into within the period. For new programs we defer revenue related to initial training (“Training Revenue”) when training is billed as a separate component from production rates. Consequently, the corresponding training costs associated with this revenue, consisting primarily of labor and related expenses (“Training Costs”), are also deferred. In these circumstances, both the Training Revenue and Training Costs are amortized straight-line over the life of the contract. In situations where Training Revenue is not billed separately, but rather included in the production rates, there is no deferral as all revenue is recognized over the life of the contract and the associated training expenses are expensed as incurred. As of March 31, 2009, we had deferred start-up training revenue, net of costs, of $8.1 million that will be recognized into our income from operations over the remaining life of the corresponding contracts (approximately 16 months).
We may have difficulties managing the timeliness of launching new or expanded client programs and the associated internal allocation of personnel and resources. This could cause slower than anticipated revenue growth and/or higher than expected costs primarily related to hiring, training and retaining the required workforce, either of which could adversely affect our operating results.
Quarterly, we review our capacity utilization and projected demand for future capacity. In conjunction with these reviews, we may decide to consolidate or close under-performing delivery centers, including those impacted by the loss of a client program, in order to maintain or improve targeted utilization and margins. In addition, because clients may request that we serve their customers from international delivery centers with lower prevailing labor rates, in the future, we may decide to close one or more of our delivery centers, even though it is generating positive cash flow, because we believe that the future profits from conducting such work outside the current delivery center may more than compensate for the one-time charges related to closing the facility.

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
We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of March 31, 2009, the overall capacity utilization in our multi–client centers was 71% and is lower than the prior year due to softness of existing client volumes in light of the current global recessionary economic environment and the continued migration of several of our current clients to our off shore delivery centers. The table below presents workstation data for our multi–client centers as of March 31, 2009 and 2008. Dedicated and managed centers (8,565 and 9,948 workstations as of March 31, 2009 and 2008, respectively) are excluded from the workstation data as unused workstations in these facilities are not available for sale to other clients. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	March 31, 2009			March 31, 2008
	Total			Total
	Production			Production
	Workstations	In Use	% In Use	Workstations	In Use	% In Use
Multi-client centers
Sites open <1 year	4,748	2,438	51%	5,387	2,885	54%
Sites open >1 year	24,478	18,374	75%	22,533	18,220	81%

Total multi-client centers	29,226	20,812	71%	27,920	21,105	76%

Recent Issued Accounting Pronouncements
Refer to Note 1 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
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
Periodically, we make certain expenditures related to acquiring contracts or provide up-front discounts for future services to existing clients (recorded as Contract Acquisition Costs in the accompanying Consolidated Balance Sheets). Those expenditures are capitalized and amortized in proportion to the expected future revenue from the contract, which in most cases results in straight–line amortization over the life of the contract. Amortization of these costs is recorded as a reduction of revenue.
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
As required by SFAS 109, we continually review the likelihood that deferred tax assets will be realized in future tax periods under the “more likely than not” criterion. In making this judgment, SFAS 109 requires that all available evidence, both positive and negative, should be considered in determining whether, based on the weight of that evidence, a valuation allowance is required.

The FASB recently issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS 109. FIN 48 became effective in 2007. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors including changes in facts or circumstances, changes in applicable tax law, and settlement of issues under audit. We recognize interest and penalties related to uncertain tax positions in Provision for Income Taxes in our Consolidated Statements of Operations. See Note 8 to the Consolidated Financial Statements for a discussion of the impact FIN 48 has had on our Consolidated Financial Statements.
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
Impairment of Long-Lived Assets
We evaluate the carrying value of property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carry amount may not be recoverable in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates.
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

Equity-Based Compensation
We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified prospective transition method effective in our first quarter of 2006. Under SFAS 123(R) the estimated fair value of equity-based awards is charged against income over the requisite service period, which is generally the vesting period.
Contingencies
We record a liability in accordance with SFAS No. 5 Accounting for Contingencies for pending litigation and claims where losses are both probable and reasonably estimable. Each quarter, management reviews all litigation and claims on a case-by-case basis and assigns probability of loss and range of loss.
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
Selling, General and Administrative
Selling, general and administrative expenses primarily include costs associated with administrative services such as sales, marketing, product development, legal settlements, legal, information systems (including core technology and telephony infrastructure) and accounting and finance. It also includes equity–based compensation expense, outside professional fees (i.e. legal and accounting services), building expense for non–delivery center facilities and other items associated with general business administration.
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
Other Income
The main component of other income is miscellaneous receipts not directly related to our operating activities, such as foreign exchange transaction gains.
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
The following table reconciles free cash flow to net cash provided by operating activities for our consolidated results (amounts in thousands):

	Three Months Ended
	March 31,
	2009	2008
Free cash flow	$45,556	$10,990
Purchases of property, plant and equipment	8,455	15,185

Net cash provided by operating activities	$54,011	$26,175

We discuss factors affecting free cash flow between periods in the “Liquidity and Capital Resources” section below.
Non-GAAP Income from Operations
We discuss our income from operations for the three months ended March 31, 2009 and 2008 excluding asset impairment and restructuring charges, and costs associated with our equity-based compensation review and financial restatement, which is a non-GAAP financial measure. We believe this measure provides meaningful supplemental information by indentifying matters that are not indicative of core business operating results or are of a substantially non-recurring nature. A reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure is included with the presentation of the non-GAAP financial measure.
Non-GAAP Effective Tax Rate
The effective tax rate for the periods ended March 31, 2009 and 2008 is discussed using non-GAAP financial measures that exclude the effects of amounts associated with restructuring and asset impairments charges, the release of valuation allowances and reduction in our FIN 48 tax liability, gains/losses from the dispositions of assets, and changes due to certain tax planning and corporate restructuring activities. Management believes that it is helpful to exclude these effects to better understand and analyze the periods’ effective tax rate given the discrete nature of these items. A reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measure is included with the presentation of the non-GAAP financial measures.

Results of Operations
Three Months Ended March 31, 2009 As Compared to Three Months Ended March 31, 2008
Operating Review
The following table is presented to facilitate an understanding of our Management’s Discussion and Analysis of Financial Condition and Results of Operations and presents our results of operations by segment for the three months ended March 31, 2009 and 2008 (amounts in thousands). We allocate to each segment its portion of corporate operating expenses. All inter–company transactions between the reported segments for the periods presented have been eliminated.

	Three-Months Ended March 31,
		% of		% of
		Segment		Segment
	2009	Revenue	2008	Revenue	$ Change	% Change
Revenue
North American BPO	$228,886	75.3%	$273,802	74.5%	$(44,916)	-16.4%
International BPO	75,144	24.7%	93,834	25.5%	(18,690)	-19.9%
Database Marketing and Consulting	—	0.0%	—	0.0%	—	0.0%

	$304,030	100.0%	$367,636	100.0%	$(63,606)	-17.3%

Cost of services
North American BPO	$157,693	68.9%	$193,162	70.5%	$(35,469)	-18.4%
International BPO	61,149	81.4%	76,901	82.0%	(15,752)	-20.5%
Database Marketing and Consulting	—	0.0%	37	0.0%	(37)	-100.0%

	$218,842	72.0%	$270,100	73.5%	$(51,258)	-19.0%

Selling, general and administrative
North American BPO	$35,699	15.6%	$36,774	13.4%	$(1,075)	-2.9%
International BPO	12,816	17.1%	14,210	15.1%	(1,394)	-9.8%
Database Marketing and Consulting	—	0.0%	388	0.0%	(388)	-100.0%

	$48,515	16.0%	$51,372	14.0%	$(2,857)	-5.6%

Depreciation and amortization
North American BPO	$10,190	4.5%	$10,835	4.0%	$(645)	-6.0%
International BPO	3,872	5.2%	4,316	4.6%	(444)	-10.3%
Database Marketing and Consulting	—	0.0%	9	0.0%	(9)	-100.0%

	$14,062	4.6%	$15,160	4.1%	$(1,098)	-7.2%

Restructuring charges, net
North American BPO	$(123)	-0.1%	$110	0.0%	$(233)	-211.8%
International BPO	426	0.6%	2,157	2.3%	(1,731)	-80.3%
Database Marketing and Consulting	—	0.0%	(65)	0.0%	65	-100.0%

	$303	0.1%	$2,202	0.6%	$(1,899)	-86.2%

Impairment losses
North American BPO	$—	0.0%	$—	0.0%	$—	100.0%
International BPO	1,967	2.6%	—	0.0%	1,967	0.0%
Database Marketing and Consulting	—	0.0%	—	0.0%	—	0.0%

	$1,967	0.6%	$—	0.0%	$1,967	100.0%

Income (loss) from operations
North American BPO	$25,427	11.1%	$32,921	12.0%	$(7,494)	-22.8%
International BPO	(5,086)	-6.8%	(3,750)	-4.0%	(1,336)	35.6%
Database Marketing and Consulting	—	0.0%	(369)	0.0%	369	100.0%

	$20,341	6.7%	$28,802	7.8%	$(8,461)	-29.4%

Other income (expense), net	$726	0.2%	$(1,048)	-0.3%	$1,774	169.3%

Provision for income taxes	$(5,180)	-1.7%	$(7,793)	-2.1%	$2,613	33.5%

Revenue
Our strategy of continuing to increase our offshore revenue delivery resulted in an increase in our percentage of offshore revenue. Our offshore delivery capacity now represents 67% of our global delivery capabilities. Revenue in these offshore locations was $146 million and grew to 48% of our total revenue in the first quarter of 2009. An important component of our growth strategy is continued international expansion. Factors that may impact our ability to maintain our offshore operating margins are potential increases in competition for the available workforce, the trend of higher occupancy costs and foreign currency fluctuations.
Revenue for North American BPO for the three months ended March 31, 2009 as compared to the same period in 2008 was $228.9 million and $273.8 million, respectively. The decrease in revenue for the North American BPO was due to a net decline in client programs of $25.0 million, a decrease of $13.9 million due to realized losses on cash flow hedges, and certain program terminations of $6.0 million.
Revenue for International BPO for the three months ended March 31, 2009 as compared to the same period in 2008 was $75.1 million and $93.8 million, respectively. The decrease in revenue for the International BPO was due to a net increase in client programs of $9.6 million, offset by negative changes in foreign exchange rates causing a decrease in revenue of $22.9 million, and certain program terminations of $5.4 million.
Cost of Services
Cost of services for North American BPO for the three months ended March 31, 2009 as compared to the same period in 2008 were $157.7 million and $193.2 million, respectively. Cost of services as a percentage of revenue in the North American BPO decreased slightly compared to the prior year. In absolute dollars the decrease is due to a decrease of $32.6 million in employee related expenses due to declines in existing client programs, a decrease of $1.4 million for rent and related expenses, and a net decrease of $1.5 million in other expenses.
Cost of services for International BPO for the three months ended March 31, 2009 as compared to the same period in 2008 were $61.1 million and $76.9 million, respectively. Cost of services as a percentage of revenue in the International BPO decreased slightly compared to the prior year. In absolute dollars the decrease is due to a decrease of $14.9 million in employee related expenses due to a net reduction in existing clients, with the majority of that decrease due to changes in foreign exchange rates, a decrease of $1.0 million for rent and related expenses, and a $0.1 million in net increase in other expenses.
Selling, General and Administrative
Selling, general and administrative expenses for North American BPO for the three months ended March 31, 2009 as compared to the same period in 2008 were $35.7 million and $36.8 million, respectively. The expenses decreased in absolute dollars while increasing as a percentage of revenue. The decrease in absolute dollars reflects a decrease in external professional fees of $1.4 million related to our review of equity-based compensation practices and restatement of our historical financial statements and related lawsuits, offset by a $0.3 million increase in other expenses.
Selling, general and administrative expenses for International BPO for the three months ended March 31, 2009 as compared to the same period in 2008 were $12.8 million and $14.2 million, respectively. The expenses decreased in absolute dollars while increasing as a percentage of revenue. The decrease in absolute dollars reflects a decrease in external professional fees of $0.7 million related to our review of equity-based compensation practices and restatement of our historical financial statements and related lawsuits, a decrease of $0.8 million in employee related expenses, offset by a $0.1 million increase in other expenses.

Depreciation and Amortization
Depreciation and amortization expense on a consolidated basis for the three months ended March 31, 2009 and 2008 was $14.1 million and $15.2 million, respectively. Although depreciation and amortization expense in both the North American BPO and International BPO decreased in absolute value, it increased slightly as a percentage of revenue compared to the prior year. Decreased depreciation and amortization expense in both segments is due to long-lived asset impairments recorded during the preceding two quarters.
Restructuring Charges
During the three months ended March 31, 2009, we recorded a net $0.3 million of restructuring charges compared to $2.2 million in the same period in 2008. During 2009, we undertook reductions in workforce in both our North American BPO and International BPO segments to better align our workforce with the current business needs. We also recorded reductions in several of our estimates of previously recorded center closure charges.
Impairment Losses
During the three months ended March 31, 2009, we recorded $2.0 million of impairment charges compared to $0.0 million in the same period in 2008. In 2009, this impairment charge related to the reduction of the net book value of certain long-lived assets in the International BPO segment.
Other Income (Expense)
For the three months ended March 31, 2009, interest income decreased to $0.8 million from $1.1 million in the same period in 2008 due to lower cash and cash equivalent balances, primarily in international locations earning higher average interest rates. Interest expense decreased during 2009 by $0.7 million due to a lower average outstanding balance on our line of credit.
Income Taxes
The effective tax rate for the three months ended March 31, 2009 was 24.6%.  This compares to an effective tax rate of 28.1% in the same period of 2008.  The effective tax rate for the three months ended March 31, 2009 is positively influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions.  Included in the effective tax rate for the three months ended March 31, 2008 was a release of valuation allowance of $1.0 million, mostly in the U.S.  Without this item the effective tax rate for the three months ended March 31, 2008 would have been 31.7%.  In the future, our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Further, we are subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate, as well as the requirements, pronouncements and rulings of certain tax, regulatory and accounting organizations. Subject to any future adverse legislation, we estimate our annual effective tax rate each quarter based on a combination of actual and forecasted results of subsequent quarters. Consequently, significant changes in our actual quarterly or forecasted results may impact the effective tax rate for the current or future periods. We expect that the effective tax rate in future periods will be between 26% and 30% unless our distribution of pre-tax income between the U.S. and our international tax jurisdictions returns to levels experienced in recent years.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Amended and Restated Credit Agreement, dated September 28, 2006 (the “Credit Facility”). During the three months ended March 31, 2009, we generated positive operating cash flows of $54.0 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

We manage a centralized global treasury function in the United States with a particular focus on concentrating and safeguarding our global cash and cash equivalent reserves. While we generally prefer to hold U.S. dollars, we maintain adequate cash in the functional currency of our foreign subsidiaries to support local working capital requirements. While there are no assurances, we believe our global cash is protected given our cash management practices, banking partners, and low-risk investments.
We primarily utilize our Credit Facility to fund working capital, stock repurchases, and other strategic and general operating purposes. In September 2008, we exercised the upsizing feature under the Credit Facility to increase our borrowing capacity by an additional $45.0 million, which increased the total commitments to $225.0 million. As of March 31, 2009 and December 31, 2008, we had $47.3 million and $80.8 million in outstanding borrowings under our Credit Facility, respectively. After consideration for issued letters of credit under the Credit Facility, totaling $5.1 million, our remaining borrowing capacity under this facility was $172.6 million as of March 31, 2009.
We continue to closely monitor the global credit crisis and evaluate how recent events are impacting the liquidity and capitalization of our investment-grade rated syndication of banks. At this time, we do not foresee an issue that would limit our access to the available borrowing capacity under the Credit Facility.
The amount of capital required over the next 12 months will also depend on our levels of investment in infrastructure necessary to maintain, upgrade or replace existing assets. Our working capital and capital expenditure requirements could also increase materially in the event of acquisitions or joint ventures, among other factors. These factors could require that we raise additional capital through future debt or equity financing. There can be no assurance that additional financing will be available on terms favorable to us.
The following discussion highlights our cash flow activities during the three months ended March 31, 2009 and 2008.
Cash and Cash Equivalents
We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $91.2 million and $87.9 million as of March 31, 2009 and December 31, 2008, respectively.
Cash Flows from Operating Activities
We reinvest our cash flows from operating activities in our business or in the purchases of our outstanding common stock. For the three months ended March 31, 2009 and 2008, net cash flows provided by operating activities increased to $54.0 million from $26.2 million, respectively. The increase is primarily due to greater collections of accounts receivable and an increase in deferred revenue.
Cash Flows from Investing Activities
We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the three months ended March 31, 2009 and 2008, we reported net cash flows used in investing activities of $8.5 million and $15.2 million, respectively. The decrease is due to limited capital expenditures during the quarter.
Cash Flows from Financing Activities
For the three months ended March 31, 2009 and 2008, we reported net cash flows used in financing activities of $36.2 million and $5.0 million, respectively. The increase in net cash flows used from 2008 to 2009 was primarily due to increased net payments on our line of credit of $30.1 million, and purchases of our outstanding common stock of $2.0 million.

Free Cash Flow
Free cash flow (see “Presentation of Non–GAAP Measurements” for definition of free cash flow) was $45.6 million and $11.0 million for the three months ended March 31, 2009 and 2008, respectively. The increase in free cash flow was primarily due to an increase in our cash from operations of $27.9 million and a decrease in capital expenditures of $6.7 million.
Obligations and Future Capital Requirements
Future maturities of our outstanding debt and contractual obligations as of March 31, 2009 are summarized as follows (amounts in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
Credit Facility(1)	$816	$48,524	$—	$—	$49,340
Capital lease obligations	1,645	3,007	161	—	4,813
Equipment financing arrangements	733	1,304	372	—	2,409
Purchase obligations	11,099	11,362	1,741	—	24,202
Operating lease commitments	27,914	41,074	19,447	9,899	98,334

Total	$42,207	$105,271	$21,721	$9,899	$179,098

(1)	Includes estimated interest payments based on the weighted-average interest rate and debt outstanding as of March 31, 2009.
•	Contractual obligations to be paid in a foreign currency are translated at the March 31, 2009 exchange rate.

•	Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Consolidated Balance Sheets until such goods and/or services are received.

•	The contractual obligation table excludes our FIN 48 liabilities of $1.6 million because we cannot reliably estimate the timing of cash payments.
Future Capital Requirements
We expect total capital expenditures in 2009 to be approximately $30 to $40 million. Of the expected capital expenditures in 2009, approximately 70% relates to the opening and/or growth of our delivery platform and approximately 30% relates to the maintenance capital required for existing assets and internal technology projects. The anticipated level of 2009 capital expenditures is primarily dependent upon new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technology infrastructure.
We may consider restructurings, dispositions, mergers, acquisitions and other similar transactions. Such transactions could include the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption, or refinancing of indebtedness and could be material to the consolidated financial condition and consolidated results of our operations. In addition, as of March 31, 2009, we are authorized to purchase an additional $33 million of common stock under our stock repurchase program (see Part II Item 2 of this Form 10-Q).
The launch of large client contracts may result in short-term negative working capital because of the time period between incurring the costs for training and launching the program and the beginning of the accounts receivable collection process. As a result, periodically we may generate negative cash flows from operating activities.

Debt Instruments and Related Covenants
We discuss debt instruments and related covenants in Note 13 to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K. As of March 31, 2009, we were in compliance with all covenants under the Credit Facility and had approximately $172.6 million in available borrowing capacity. Interest accrued on outstanding borrowings at a weighted-average rate of approximately 1.21%.
Client Concentration
Our five largest clients accounted for 36.1% and 42.2% of our consolidated revenue for the three months ended March 31, 2009 and 2008, respectively. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this client concentration is mitigated, in part, by the long–term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.
The contracts with our five largest clients expire between 2009 and 2011. Additionally, a particular client may have multiple contracts with different expiration dates. We have historically renewed most of our contracts with our largest clients. However, there is no assurance that future contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our consolidated financial position, consolidated results of operations, or consolidated cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk due to changes in interest rates, and foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to our normal operating and funding activities. As discussed below, we enter into derivative instruments to manage and reduce the impact of currency exchange rate changes, primarily between the U.S. dollar/Canadian dollar, the U.S. dollar/Philippine peso, the U.S. dollar/Mexican peso, the U.S. dollar/Argentine peso and U.S. dollar/South African rand. It is our policy to only enter into derivative contracts with investment grade counterparty financial institutions and, correspondingly, our derivative assets reflect the creditworthiness of our counterparties. Conversely, our derivative liabilities values reflect our creditworthiness. As of the date of this report, we have not experienced, nor do we anticipate, any issues related to derivative counterparty defaults.
Interest Rate Risk
The interest rate on our Credit Facility is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of March 31, 2009, there was a $47.3 million outstanding balance under the Credit Facility with a weighted average interest rate of 1.21%. If the Prime Rate or LIBOR increased 100 basis points, there would not be a material impact to our consolidated financial position or results of operations.
Foreign Currency Risk
Our subsidiaries in Argentina, Canada, Costa Rica, the United Kingdom, Mexico, the Philippines and South Africa use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the three months ended March 31, 2009 and 2008, revenue associated with this foreign exchange risk was 37.0% and 29.6% of our consolidated revenue, respectively.

In order to mitigate the risk of these foreign currencies from strengthening against the functional currency of the contracting subsidiary, which thereby decreases the economic benefit of performing work in these countries, we may hedge a portion, though not 100%, of the projected foreign currency exposure related to client programs served from these foreign countries through our cash flow hedging program. While our hedging strategy can protect us from adverse changes in foreign currency rates in the short term, an overall strengthening of the foreign currencies would adversely impact margins in the segments of the contracting subsidiary over the long term.
Cash Flow Hedging Program
To reduce our exposure to foreign currency exchange rate fluctuations associated with forecasted revenue in non-functional currencies, we purchase forward and/or option contracts to acquire the functional currency of the foreign subsidiary at a fixed exchange rate at specific dates in the future. We have designated and account for these derivative instruments as cash flow hedges for forecasted revenue in non-functional currencies, as defined by SFAS 133.
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
Our cash flow hedging instruments as of March 31, 2009 and December 31, 2008 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

				% Maturing in
	Local Currency	U.S. Dollar		the Next	Contracts Maturing
As of March 31, 2009	Notional Amount	Amount		12 Months	Through
Canadian Dollar	78,100	$68,088		60.2%	December 2011
Canadian Dollar Call Options	39,000	34,628		60.8%	December 2010
Philippine Peso	6,007,048	133,160	[1]	86.0%	February 2011
Argentine Peso	75,950	21,206	[2]	95.3%	May 2010
Mexican Peso	709,500	57,653		75.8%	September 2011
South African Rand	108,500	9,940		100.0%	February 2010
British Pound Sterling	1,535	2,554	[3]	49.8%	March 2011

		$327,229

	Local Currency	U.S. Dollar
As of December 31, 2008	Notional Amount	Amount
Canadian Dollar	88,300	$77,865
Canadian Dollar Call Options	44,400	39,305
Philippine Peso	6,656,909	150,418	[1]
Argentine Peso	102,072	29,054	[2]
Mexican Peso	856,500	70,530
South African Rand	92,000	8,399
British Pound Sterling	1,725	2,537	[3]

		$378,108

(1)	Includes contracts to purchase Philippine pesos in exchange for British pound sterling and New Zealand dollars, which are translated into equivalent U.S. dollars on March 31, 2009 and December 31, 2008.

(2)	Includes contracts to purchase Argentine pesos in exchange for Euros, which are translated into equivalent U.S. dollars on March 31, 2009 and December 31, 2008.

(3)	Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on March 31, 2009 and December 31, 2008.

The fair value of our cash flow hedges at March 31, 2009 is (assets/(liabilities)) (amounts in thousands):

		Maturing in the
	March 31, 2009	Next 12 Months
Canadian Dollar	$(4,862)	$(3,741)
Philippine Peso	(11,591)	(11,244)
Argentine Peso	(3,278)	(3,042)
Mexican Peso	(9,423)	(8,936)
South African Rand	1,151	1,151
British Pound Sterling	(325)	(177)

	$(28,328)	$(25,989)

The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The year over year change in fair value largely reflects the recent global economic conditions which resulted in high foreign exchange volatility and an overall strengthening in the U.S. dollar.
We recorded a net loss of $7.8 million and a net gain of $6.1 million for settled cash flow hedge contracts for the three months ended March 31, 2009 and 2008, respectively. These amounts are reflected in Revenue in the accompanying Consolidated Statements of Operations. If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding gains or losses in our underlying exposures.
Other than the transactions hedged as discussed above and in Note 6 to the accompanying Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in the respective local currency. For the three months ended March 31, 2009 and 2008, approximately 25% and 26%, respectively of revenue is derived from contracts denominated in currencies other than the U.S. dollar. Our results from operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.
Fair Value of Debt and Equity Securities
We did not have any investments in debt or equity securities as of March 31, 2009.
ITEM 4. CONTROLS AND PROCEDURES
This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended March 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors as previously reported in our Annual Report on Form 10–K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Following is the detail of the issuer purchases made during the quarter ended March 31, 2009:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total	Average	Part of Publicly	Yet Be Purchased
	Number of	Price Paid	Announced	Under the Plans
	Shares	per Share	Plans or	or Programs(1)
Period	Purchased	(or Unit)	Programs	(in thousands)
January 1, 2009 - January 31, 2009	—	$—	—	$10,418
February 1, 2009 - February 28, 2009	—	$—	—	$35,418
March 1, 2009 - March 31, 2009	195,000	$10.27	195,000	$33,413

Total	195,000		195,000

(1)	In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program to repurchase up to $5 million of our common stock with the objective of increasing stockholder returns. The Board has since periodically authorized additional increases in the program. The most recent Board authorization to purchase additional common stock occurred in February 2009, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through March 31, 2009, the Board has authorized the repurchase of shares up to a total value of $287.3 million, of which we have purchased 21.5 million shares for $253.9 million. As of March 31, 2009 the remaining allowance under the program is approximately $33.4 million. The stock repurchase program does not have an expiration date.
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

TELETECH HOLDINGS, INC.
(Registrant)
Date: May 11, 2009	By:	/s/ Kenneth D. Tuchman Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: May 11, 2009	By:	/s/ John R. Troka, Jr. John R. Troka, Jr.
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)