Form 10-Q
period 2009-06-30
TELETECH HOLDINGS INC
filed 2009-07-29
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☑	Accelerated filer☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 22, 2009, there were 62,033,270 shares of the registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
JUNE 30, 2009 FORM 10-Q

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$83,963	$87,942
Accounts receivable, net	225,720	236,997
Prepaids and other current assets	34,337	31,279
Deferred tax assets, net	24,874	30,328
Income tax receivables	20,983	18,342

Total current assets	389,877	404,888

Property, plant and equipment, net	141,719	157,747
Goodwill	44,822	44,150
Contract acquisition costs, net	6,048	7,591
Deferred tax assets, net	30,395	31,504
Other noncurrent assets	19,692	23,062

Total assets	$632,553	$668,942

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$23,872	$26,214
Accrued employee compensation and benefits	71,748	71,919
Other accrued expenses	21,537	18,887
Income taxes payable	19,519	19,168
Deferred revenue	18,328	12,867
Other current liabilities	18,089	31,044

Total current liabilities	173,093	180,099

Line of credit	25,000	80,800
Grant advances	1,526	1,824
Negative investment in deconsolidated subsidiary	4,865	4,865
Other noncurrent liabilities	32,297	40,460

Total liabilities	236,781	308,048

Commitments and contingencies (Note 10)

Equity
Preferred stock — $0.01 par value; 10,000,000 shares authorized;
zero shares outstanding as of June 30, 2009 and December 31, 2008	—	—
Common stock — $0.01 par value; 150,000,000 shares authorized;
62,077,557 and 63,816,379 shares outstanding as of June 30, 2009 and December 31, 2008, respectively	620	638
Treasury stock at cost: 19,976,948 and 18,238,066 shares as of June 30, 2009 and December 31, 2008, respectively	(250,678)	(228,596)
Additional paid-in capital	344,643	341,887
Accumulated other comprehensive loss	(10,309)	(33,020)
Retained earnings	306,167	274,974

Total stockholders’ equity	390,443	355,883
Noncontrolling interest	5,329	5,011

Total equity	395,772	360,894

Total liabilities and equity	$632,553	$668,942

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	$301,512	$357,416	$605,542	$725,052

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	213,049	265,833	431,891	535,933
Selling, general and administrative	44,981	45,858	93,496	97,230
Depreciation and amortization	13,808	15,624	27,870	30,784
Restructuring charges, net	4,008	440	4,311	2,642
Impairment losses	2,620	—	4,587	—

Total operating expenses	278,466	327,755	562,155	666,589

Income from operations	23,046	29,661	43,387	58,463

Other income (expense)
Interest income	705	1,388	1,512	2,474
Interest expense	(1,320)	(1,489)	(2,163)	(3,054)
Other, net	1,014	(442)	1,776	(1,011)

Total other income (expense)	399	(543)	1,125	(1,591)

Income before income taxes	23,445	29,118	44,512	56,872

Provision for income taxes	(6,328)	(7,536)	(11,508)	(15,329)

Net income	17,117	21,582	33,004	41,543

Net income attributable to noncontrolling interest	(987)	(1,220)	(1,811)	(2,056)

Net income attributable to TeleTech shareholders	$16,130	$20,362	$31,193	$39,487

Weighted average shares outstanding
Basic	63,098	69,977	63,502	69,957
Diluted	64,175	71,729	64,167	71,649

Net income per share attributable to TeleTech shareholders
Basic	$0.26	$0.29	$0.49	$0.56
Diluted	$0.25	$0.28	$0.49	$0.55
The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Equity
(Amounts in thousands)
(Unaudited)

							Accumulated
						Additional	Other		Non-
	Preferred Stock		Common Stock		Treasury	Paid-in	Comprehensive	Retained	controlling
	Shares	Amount	Shares	Amount	Stock	Capital	Loss	Earnings	interest	Total Equity

Balance as of December 31, 2008	—	$—	63,816	$638	$(228,596)	$341,887	$(33,020)	$274,974	$5,011	$360,894
Net income	—	—	—	—	—	—	—	31,193	1,811	33,004
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(1,800)	(1,800)
Foreign currency translation adjustments	—	—	—	—	—	—	7,286	—	307	7,593
Derivatives valuation, net of tax	—	—	—	—	—	—	15,425	—	—	15,425
Vesting of restricted stock units	—	—	177	2	2,212	(2,779)	—	—	—	(565)
Exercise of stock options	—	—	142	1	1,774	(465)	—	—	—	1,310
Excess tax benefit from equity-based awards	—	—	—	—	—	(79)	—	—	—	(79)
Equity-based compensation expense	—	—	—	—	—	6,079	—	—	—	6,079
Purchases of common stock	—	—	(2,057)	(21)	(26,068)	—	—	—	—	(26,089)

Balance as of June 30, 2009	—	$—	62,078	$620	$(250,678)	$344,643	$(10,309)	$306,167	$5,329	$395,772

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six-Months Ended
	June 30,
	2009	2008
Cash flows from operating activities
Net income	$33,004	$41,543
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,870	30,784
Amortization of contract acquisition costs	1,543	1,053
Provision for doubtful accounts	953	502
(Gain) loss on foreign currency derivatives	(878)	383
Loss on disposal of assets	808	—
Impairment losses	4,587	—
Deferred income taxes	(2,555)	124
Excess tax benefit from equity-based awards	(79)	(1,125)
Equity-based compensation expense	6,079	4,734

Changes in assets and liabilities:
Accounts receivable	16,192	651
Prepaids and other assets	3,207	(9,323)
Accounts payable and accrued expenses	(1,699)	(4,766)
Deferred revenue and other liabilities	4,806	(5,255)

Net cash provided by operating activities	93,838	59,305

Cash flows from investing activities
Purchases of property, plant and equipment	(14,301)	(36,408)
Other	(1,727)	—

Net cash used in investing activities	(16,028)	(36,408)

Cash flows from financing activities
Proceeds from line of credit	467,660	587,250
Payments on line of credit	(523,460)	(574,250)
Payments on capital lease obligations and equipment financing	(672)	(802)
Payments of debt refinancing fees	—	(146)
Dividends distributed to non-controlling interest	(1,800)	(1,113)
Proceeds from exercise of stock options	1,310	—
Purchase of treasury stock	(26,089)	—

Net cash (used in) provided by financing activities	(83,051)	10,939

Effect of exchange rate changes on cash and cash equivalents	1,262	1,839

(Decrease) / Increase in cash and cash equivalents	(3,979)	35,675
Cash and cash equivalents, beginning of period	87,942	91,239

Cash and cash equivalents, end of period	$83,963	$126,914

Supplemental disclosures
Cash paid for interest	$675	$2,741

Cash paid for income taxes	$12,398	$9,352

Non-cash investing and financing activities
Acquisition of equipment through installment purchase agreements	$1,456	$—

Landlord incentives credited to deferred rent	$—	$400

Recognition of asset retirement obligations	$63	$—

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
Basis of Presentation
The Consolidated Financial Statements are comprised of the accounts of TeleTech, its wholly owned subsidiaries and its 55% equity ownership in Percepta, LLC. On December 22, 2008, as discussed in Note 2, Newgen Results Corporation, a wholly-owned subsidiary of the Company, filed a voluntary petition for liquidation under Chapter 7 in the United States Bankruptcy Court for the District of Delaware. Under Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements (“ARB 51”), consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Accordingly, the Company deconsolidated Newgen Results Corporation as of December 22, 2008.
The accompanying unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Financial Statements do reflect all adjustments (consisting only of normal recurring entries) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of June 30, 2009, and the consolidated results of operations of the Company for the three and six months ended June 30, 2009 and 2008, and the cash flows of the Company for the six months ended June 30, 2009 and 2008. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The Company has evaluated all subsequent events through July 29, 2009, the date the financial statements were issued.
These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2008.
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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates including those related to derivatives and hedging activities, income taxes including the valuation allowance for deferred tax assets, valuation of long-lived assets, self-insurance reserves, litigation and restructuring reserves, and allowance for doubtful accounts. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. In the three months ended June 30, 2009, the Company recorded a decrease of $1.3 million to self-insurance reserves. In the three months ended June 30, 2008, the Company recorded a decrease of $2.4 million to self-insurance reserves, and a $1.9 million decrease to the accrued incentive compensation liability.
Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements. Where applicable, SFAS 157 simplifies and codifies related guidance within GAAP. Except for non-financial assets and liabilities recognized on a non-recurring basis, the Company adopted SFAS 157 in the first quarter of 2008. As permitted by FASB Staff Position (“FSP”) No. FAS 157-2, the Company adopted SFAS 157 for non-financial assets and liabilities recognized on a non-recurring basis as of January 1, 2009. Adoption of FSP FAS 157-2 did not have a significant impact on the Company’s results of operations, financial position or cash flows.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations – a replacement of FASB Statement No. 141 (“SFAS 141(R)”), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for the Company beginning January 1, 2009. The adoption of this pronouncement did not have a material impact on the Company’s results of operations, financial position or cash flows.
Effective January 1, 2009, the Company adopted FSP No. FAS 140-3 (“FSP FAS 140-3”), Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. FSP FAS 140-3 concludes that a transferor and transferee should not separately account for a transfer of a financial asset and a related repurchase financing unless the two transactions have a valid and distinct business or economic purpose for being entered into separately and the repurchase financing does not result in the initial transferor regaining control over the financial asset. The adoption of this pronouncement did not have a material effect on the Company’s results of operations, financial position or cash flows.
Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”) disclosure requirements related to (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The new disclosures are expanded to include more tables and discussion about the qualitative aspects of the Company’s hedging strategies. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 did not affect the Company’s results of operations, financial position, or cash flows.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Effective January 1, 2009, the Company adopted FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. This pronouncement did not have a material impact on the Company’s results of operations, financial position or cash flows.
Effective this quarter, the Company adopted the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.
FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 reaffirms what SFAS 157 states is the objective of fair value measurement, to reflect how much an asset would be sold for in an orderly transaction at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This pronouncement did not have a material impact on the Company’s results of operations, financial position or cash flows.
FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This relates to fair value disclosures for any financial instruments that are not currently reflected on the consolidated balance sheet at fair value. FSP FAS 107-1 and APB 28-1 now require that fair value disclosures be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. Since this FSP addresses disclosure requirements, the adoption of this FSP did not impact the Company’s results of operations, financial position or cash flows.
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
In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”), to amend SFAS 141(R). FSP FAS 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This FSP also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after 2010. The Company does not expect that this pronouncement will have a material impact on its results of operations, financial position or cash flows, absent any future material business combinations.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Effective this quarter, the Company adopted SFAS No. 165, Subsequent Events, which provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. See Note 1, “Basis of Presentation” for the related disclosures. The adoption of this pronouncement did not have a material impact on the Company’s results of operations, financial position or cash flows.
In June 2009, the FASB issued SFAS No. 168 which replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification, (the “Codification”), as the single source of authoritative nongovernmental Generally Accepted Accounting Principles (“GAAP”) in the United States. The Codification will be effective for interim and annual periods ending after September 15, 2009, or as of July 1, 2009 for TeleTech. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification will be nonauthoritative. The Company does not expect the adoption of the Codification to have an impact on its results of operations, financial position, or cash flows.
In June 2009, the FASB issued two Financial Accounting Statements (SFAS No. 166 and SFAS No. 167) that change the way entities account for securitizations and special purpose entities. These new standards are effective at the start of a company’s first fiscal year beginning after November 15, 2009.
SFAS No. 166, Accounting for Transfers of Financial Assets, is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to the transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The Company does not expect that this pronouncement will have a material impact on its results of operations, financial position, or cash flows.
SFAS No. 167, Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The Company does not expect that this pronouncement will have a material impact on its results of operations, financial position, or cash flows.
(2) DECONSOLIDATION OF A SUBSIDIARY
On December 22, 2008, Newgen Results Corporation, a wholly-owned subsidiary of the Company, filed a voluntary petition for liquidation under Chapter 7 in the United States Bankruptcy Court for the District of Delaware. Under ARB 51, a consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Under these rules, legal reorganization or bankruptcy represents conditions that can preclude consolidation as control rests with the Bankruptcy Court, rather than the majority owner. Accordingly, the Company deconsolidated Newgen Results Corporation as of December 22, 2008. As a result, the Company has reflected its negative investment of $4.9 million on the Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008.

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

	June 30,	December 31,	December 22,
	2009	2008	2008
Total current assets	$1,700	$1,700	$1,700
Total noncurrent assets	2,379	2,379	3,110

Total assets	4,079	4,079	4,810

Total current liabilities	$7,886	$7,886	$3,931
Total noncurrent liabilities	—	—	5,744

Total liabilities	7,886	7,886	9,675
Total stockholders’ deficit	(3,807)	(3,807)	(4,865)

Total liabilities and stockholders’ deficit	$4,079	$4,079	$4,810

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present certain financial data by segment (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
North American BPO	$229,992	$257,109	$458,878	$530,911
International BPO	71,520	100,307	146,664	194,141
Database Marketing and Consulting	—	—	—	—

Total	$301,512	$357,416	$605,542	$725,052

Income (loss) from operations
North American BPO	$28,314	$27,948	$53,741	$60,869
International BPO	(5,268)	1,703	(10,354)	(2,047)
Database Marketing and Consulting	—	10	—	(359)

Total	$23,046	$29,661	$43,387	$58,463

	June 30,	December 31,
	2009	2008
Assets
North American BPO	$441,510	$483,187
International BPO	191,043	185,755
Database Marketing and Consulting	—	—

Total	$632,553	$668,942

The following table presents revenue based upon the geographic location where the services are provided (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
United States	$111,489	$100,690	$211,551	$210,218
Latin America	47,801	82,667	104,865	159,214
Philippines	78,751	67,327	157,092	136,502
Canada	21,583	39,981	47,827	87,630
Europe	29,336	39,594	60,747	75,895
Asia Pacific / Africa	12,552	27,157	23,460	55,593

Total	$301,512	$357,416	$605,542	$725,052

(4) SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS
The Company did not have any clients that contributed in excess of 10% of total revenue for the three and six months ended June 30, 2009. For the three and six months ended June 30, 2008, the Company had one client, Sprint Nextel, which contributed 14.0% and 14.8%, respectively, of total revenue and had $20.4 million outstanding in accounts receivable at December 31, 2008.
The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs ongoing credit evaluations of its clients and maintains allowances for uncollectible accounts. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk exists as of June 30, 2009.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(5) GOODWILL
Goodwill consisted of the following (amounts in thousands):

			Effect of
	December 31,		Foreign	June 30,
	2008	Impairments	Currency	2009
North American BPO	$35,885	$—	$—	$35,885
International BPO	8,265	—	672	8,937

Total	$44,150	$—	$672	$44,822

SFAS No. 142 Goodwill and Other Intangible Assets requires the Company to perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test in the fourth quarter each year, or more frequently if indicators of impairment exist. Such indicators may include a sustained, significant decline in the Company’s share price and market capitalization, a decline in its expected future cash flows, a significant adverse change in the business climate, unanticipated competition and/or slower than expected growth rates, among others. During the quarter ended June 30, 2009, the Company assessed whether any such indicators of impairment exist, and concluded there were no indicators of impairment.
(6) DERIVATIVES
Cash Flow Hedges
The Company enters into foreign exchange forward and option contracts to reduce its exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue. Upon proper qualification, these contracts are designated as cash flow hedges, as defined by SFAS 133. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the derivative assets reflect the creditworthiness of these counterparties. Conversely, the derivative liabilities reflect the Company’s creditworthiness. As of June 30, 2009, the Company has not experienced, nor does it anticipate any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain and loss in derivative valuation in Accumulated Other Comprehensive Loss for the three and six months ended June 30, 2009 and 2008 (amounts in thousands and net of tax):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Aggregate unrealized net (loss) gain at beginning of period	$(18,141)	$13,326	$(21,180)	$21,417
Net gain (loss) from change in fair value of cash flow hedges	9,117	(11,960)	7,393	(16,356)
Net loss (gain) reclassified to earnings from effective hedges	3,269	(2,646)	8,032	(6,341)

Aggregate unrealized net loss at end of period	$(5,755)	$(1,280)	$(5,755)	$(1,280)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company’s cash flow hedging instruments as of June 30, 2009 and December 31, 2008 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

				% Maturing
	Local Currency	U.S. Dollar		in the Next 12	Contracts Maturing
As of June 30, 2009	Notional Amount	Notional Amount		Months	Through
Canadian Dollar	55,200	$47,913		67.4%	December 2011
Canadian Dollar Call Options	28,100	24,901		63.7%	December 2010
Philippine Peso	4,277,347	94,491	[1]	90.6%	February 2011
Argentine Peso	51,050	14,295	[2]	100.0%	May 2010
Mexican Peso	645,500	50,412		76.3%	September 2011
South African Rand	92,000	8,416		100.0%	February 2010
British Pound Sterling	1,344	2,369	[3]	57.0%	March 2011

		$242,797

	Local Currency	U.S. Dollar
As of December 31, 2008	Notional Amount	Notional Amount
Canadian Dollar	88,300	$77,865
Canadian Dollar Call Options	44,400	39,305
Philippine Peso	6,656,909	150,418	[1]
Argentine Peso	102,072	29,054	[2]
Mexican Peso	856,500	70,530
South African Rand	92,000	8,399
British Pound Sterling	1,725	2,537	[3]

		$378,108

(1)	Includes contracts to purchase Philippine pesos in exchange for British pound sterling and New Zealand dollars, which are translated into equivalent U.S. dollars on June 30, 2009 and December 31, 2008.

(2)	Includes contracts to purchase Argentine pesos in exchange for Euros, which are translated into equivalent U.S. dollars on June 30, 2009 and December 31, 2008.

(3)	Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on June 30, 2009 and December 31, 2008.
Hedge of Net Investment
In 2008, the Company entered into foreign exchange forward contracts to hedge its net investment in a foreign operation which was settled in May 2009. Changes in fair value of the Company’s net investment hedge are recorded in the cumulative translation adjustment in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheets offsetting the change in the cumulative translation adjustment attributable to the hedged portion of the Company’s net investment in the foreign operation. Gains and losses from the settlements of the Company’s net investment hedge remain in Accumulated Other Comprehensive Loss until partial or complete liquidation of the applicable net investment. A loss of $1.2 million from the settlements of net investment hedges is recorded in Accumulated Other Comprehensive Loss as of June 30, 2009.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Fair Value Hedges
The Company enters into foreign exchange forward contracts to hedge against translation gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges, as well as the offsetting gain or loss on the hedged asset or liability, are recognized in earnings in the same line item, Other, net. As of June 30, 2009, the total notional amount of the Company’s forward contracts used as fair value hedges was $35.3 million.
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
Derivative Valuation and Settlements
The Company’s derivatives as of June 30, 2009 and December 31, 2008 are as follows (amounts in thousands):

	June 30, 2009
	Designated as hedging		Not designated as hedging instruments under
	instruments under SFAS 133		SFAS 133
	Foreign	Foreign	Foreign	Foreign
Derivative contracts:	Exchange	Exchange	Exchange	Exchange	Leases
			Option		Embedded
Derivative classification:	Cash Flow	Net Investment	Contracts	Fair Value	Derivative

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$5,419	$—	$89	$33	$—
Other noncurrent assets	2,343	—	—	—	20
Other current liabilities	(15,492)	—	—	—	(184)
Other noncurrent liabilities	(551)	—	—	—	(435)

Total fair value of derivatives, net	$(8,281)	$—	$89	$33	$(599)

	December 31, 2008
	Designated as hedging		Not designated as hedging
	instruments under SFAS 133		instruments under SFAS 133
	Foreign	Foreign	Foreign
Derivative contracts:	Exchange	Exchange	Exchange	Leases
				Embedded
Derivative classification:	Cash Flow	Net Investment	Fair Value	Derivative

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$1,926	$—	$—	$—
Other noncurrent assets	2,297	—	—	9
Other current liabilities	(30,757)	(113)	(44)	(130)
Other noncurrent liabilities	(6,555)	—	—	(1,355)

Total fair value of derivatives, net	$(33,089)	$(113)	$(44)	$(1,476)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The effect of derivative instruments on the Consolidated Statements of Operations and Other Comprehensive Loss for the three months ended June 30, 2009 and 2008 are as follows (amounts in thousands):

	Three Months Ended June 30,
	2009		2008
	Designated as hedging instruments under		Designated as hedging instruments under
	SFAS 133		SFAS 133
Derivative contracts:	Foreign Exchange	Foreign Exchange	Foreign Exchange	Foreign Exchange
Derivative classification:	Cash Flow	Net Investment	Cash Flow	Net Investment
Amount of gain or (loss) recognized in other comprehensive income — effective portion, net of tax:	$9,117	$(1,235)	$(11,960)	$—

Amount and location of net gain or (loss) reclassified from accumulated OCI to income — effective portion:
Revenue	$(5,360)	$—	$4,337	$—

Amount and location of net gain or (loss) reclassified from accumulated OCI to income — ineffective portion and amount excluded from effectiveness testing:
Other, net	$(98)	$—	$—	$—

	Three Months Ended June 30,
	2009		2008
	Not designated as hedging instruments under		Not designated as hedging instruments under
	SFAS 133		SFAS 133
Derivative contracts:	Foreign Exchange	Leases	Foreign Exchange	Leases
		Embedded		Embedded
Derivative classification:	Fair Value	Derivative	Fair Value	Derivative
Amount and location of net gain or (loss) recognized in the Consolidated Statement of Operations:
Cost of services	$—	$616	$—	$(300)
Other, net	(1,331)	—	99	—
The effect of derivative instruments on the Consolidated Statements of Operations and Other Comprehensive Loss for the six months ended June 30, 2009 and 2008 are as follows (amounts in thousands):

	Six Months Ended June 30,
	2009		2008
	Designated as hedging instruments under		Designated as hedging instruments under
	SFAS 133		SFAS 133
Derivative contracts:	Foreign Exchange	Foreign Exchange	Foreign Exchange	Foreign Exchange
Derivative classification:	Cash Flow	Net Investment	Cash Flow	Net Investment
Amount of gain or (loss) recognized in other comprehensive income — effective portion, net of tax:	$7,393	$(1,727)	$(16,356)	$—

Amount and location of net gain or (loss) reclassified from accumulated OCI to income — effective portion:
Revenue	$(13,168)	$—	$10,393	$—

Amount and location of net gain or (loss) reclassified from accumulated OCI to income — ineffective portion and amount excluded from effectiveness testing:
Other, net	$(133)	$—	$—	$—

	Six Months Ended June 30,
	2009		2008
	Not designated as hedging instruments		Not designated as hedging instruments
	under SFAS 133		under SFAS 133
Derivative contracts:	Foreign Exchange	Leases	Foreign Exchange	Leases
		Embedded		Embedded
Derivative classification:	Fair Value	Derivative	Fair Value	Derivative
Amount and location of net gain or (loss) recognized in the Consolidated Statement of Operations:
Cost of services	$—	$878	$—	$(378)
Other, net	(957)	—	845	—

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(7) FAIR VALUE
SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires that the Company maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, similar assets and liabilities in markets that are not active or can be corroborated by observable market data.

Level 3	—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
The following presents information as of June 30, 2009 of the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.
Accounts Receivable and Payable - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.
Debt - The Company’s debt is reflected in the accompanying balance sheets at amortized cost. Debt consists primarily of the Company’s Credit Facility, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Facility agreement). As of June 30, 2009, the weighted average interest rate of the Company’s Credit Facility borrowings was 2.03%. Based on the foregoing, the Company considers the fair value of outstanding borrowings to approximate the recorded value.
Derivatives — Net derivative assets (liabilities) measured at fair value on a recurring basis include the following as of June 30, 2009 (amounts in thousands):

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(8,281)	$—	$(8,281)
Net investment hedges	—	—	—	—
Fair value hedges	—	33	—	33
Embedded derivatives	—	(599)	—	(599)
Option Contracts	—	89	—	89

Total net derivative asset (liability)	$—	$(8,758)	$—	$(8,758)

The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of June 30, 2009, credit risk did not materially change the fair value of the Company’s foreign currency forward and option contracts.
Money Market Investments - The Company invests in various well-diversified money market funds which are managed by financial institutions. These money market funds are not publicly traded, but have historically been highly liquid. The value of the money market funds is determined by the banks based upon the funds’ net asset values (“NAV”). All of the money market funds currently permit daily investments and redemptions at a $1.00 NAV.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Deferred Compensation Plan — The Company maintains a non-qualified deferred compensation plan structured as a Rabbi trust for certain eligible employees. Participants in the deferred compensation plan select from a menu of phantom investment options for their deferral dollars offered by the Company each year, which are based upon changes in value of complementary, defined market investments. The deferred compensation liability represents the combined values of market investments against which participant accounts are tracked.
The following is a summary of the Company’s fair value measurements as of June 30, 2009 (amounts in thousands):

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$—	$5,497	$—

Total assets	$—	$5,497	$—

Liabilities
Derivative instruments	$—	$(8,758)	$—
Deferred compensation plan liability	—	(2,788)	—

Total liabilities	$—	$(11,546)	$—

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
The Company has protested one issue to the appeals branch of the Internal Revenue Service for an administrative resolution arising from the Company’s most recent federal tax audit for which no tax benefit has been recorded under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes. The Company has been notified of the intent to audit, or is currently under audit of income taxes in Australia, Brazil, Malaysia, the Philippines, the United Kingdom and the Percepta U.S. business, for various open tax years. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.
As of June 30, 2009, the Company had $60.3 million of deferred tax assets (after a $32.5 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $55.2 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability. During the second quarter 2009, the Company recorded $2.8 million of valuation allowance in the U.S. and international tax jurisdictions for deferred tax assets that do not meet the more than likely standard for recoverability.
The effective tax rate for the three and six months ended June 30, 2009 was 27.0% and 25.9%, respectively. The effective tax rate for the three and six months ended June 30, 2008 was 25.9% and 27.0%, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(9) RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES
Restructuring Charges
During the three and six months ended June 30, 2009, the Company undertook a number of restructuring activities primarily associated with reductions in the Company’s capacity and workforce in both the North American and International BPO segments to better align the capacity and workforce with current business needs.
A summary of the expenses recorded for the three and six months ended June 30, 2009 and 2008, respectively, is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
North American BPO
Reduction in force	$2,668	$18	$3,568	$128
Facility exit charges	360	—	472	—
Revision of prior estimates	—	—	(1,135)	—

Total	$3,028	$18	$2,905	$128

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
International BPO
Reduction in force	$824	$414	$1,250	$2,571
Facility exit charges	156	—	156	—
Revision of prior estimates	—	—	—	—

Total	$980	$414	$1,406	$2,571

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Database Marketing and Consulting
Reduction in force	$—	$8	$—	$8
Facility exit charges	—	—	—	—
Revision of prior estimates	—	—	—	(65)

Total	$—	$8	$—	$(57)

During the three months ended March 31, 2009 and the six months ended June 30, 2009, the Company determined that $0.7 million of previously recorded restructuring expense will be reimbursed from the primary client in the delivery centers being closed, and $0.4 million previously recorded will not be paid; these amounts were reversed against restructuring charge expenses.
A roll-forward of the activity in the Company’s restructuring accruals is as follows (amounts in thousands):

	Closure of
	Delivery	Reduction in
	Centers	Force	Total
Balance as of December 31, 2008	$2,113	$—	$2,113
Expense	628	4,818	5,446
Payments	(715)	(2,554)	(3,269)
Revision of prior estimates	(1,135)	—	(1,135)

Balance as of June 30, 2009	$891	$2,264	$3,155

Of the remaining accrued costs, $2.8 million are expected to be paid during 2009, with the remainder to be paid thereafter.
Impairment Losses
During the three months ended June 30, 2009, the Company made the decision to exit certain delivery centers, in both its North American and International BPO segments, to better align capacity with current

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
business needs. As a result of the decision to exit certain delivery centers, the Company evaluated the recoverability of its leasehold improvement assets at certain delivery centers in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). In accordance with SFAS 144, an asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. The Company used Level 3 inputs for its discounted cash flows analysis in accordance with SFAS 157. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three months ended June 30, 2009, the Company recognized impairment losses related to leasehold improvement assets of $0.8 million and $1.8 million in its International BPO and North American BPO segments, respectively.
During the six months ended June 30, 2009, the Company recognized impairment losses of $2.8 million in its International BPO segment, related to the abandonment of $2.0 million of certain leasehold improvement assets during the first quarter of 2009 and the $0.8 million impairment loss recognized in the second quarter based on the Company’s evaluation in accordance with SFAS 144. During the six months ended June 30, 2009, the Company recognized impairment losses of $1.8 million in its North American BPO segment based on the Company’s evaluation in accordance with SFAS 144.
The Company did not recognize any impairment losses during the three and six months ended June 30, 2008.
(10) COMMITMENTS AND CONTINGENCIES
Letters of Credit
As of June 30, 2009, outstanding letters of credit and other performance guarantees totaled approximately $5.3 million, which primarily guarantee workers’ compensation and other insurance related obligations.
Guarantees
The Company’s Credit Facility is guaranteed by a majority of the Company’s domestic subsidiaries.
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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
(11) COMPREHENSIVE INCOME
The following table sets forth comprehensive income for the periods indicated (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$17,117	$21,582	$33,004	$41,543
Foreign currency translation adjustments	14,799	1,722	7,286	5,616
Derivatives valuation, net of tax	12,386	(14,605)	15,425	(22,696)

Total comprehensive income	$44,302	$8,699	$55,715	$24,463

Comprehensive income attributable to noncontrolling interest	(1,353)	(1,220)	(2,118)	(2,072)

Comprehensive income attributable to TeleTech	$42,949	$7,479	$53,597	$22,391

The following table reconciles equity attributable to noncontrolling interest (amounts in thousands):

	Six Months Ended
	June 30,
	2009	2008
Noncontrolling interest, January 1	$5,011	$3,555
Net income attributable to noncontrolling interest	1,811	2,056
Dividends distributed to noncontrolling interest	(1,800)	(1,113)
Foreign currency translation adjustments	307	16

Noncontrolling interest, June 30	$5,329	$4,514

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(12) NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted shares for the periods indicated (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Shares used in basic earnings per share calculation	63,098	69,977	63,502	69,957
Effect of dilutive securities — Stock options	641	1,729	347	1,662
Effect of dilutive securities — RSUs	436	23	318	30

Shares used in dilutive earnings per share calculation	64,175	71,729	64,167	71,649

For the three months ended June 30, 2009 and 2008, options to purchase 0.8 million and 0.3 million, respectively, shares of common stock were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti–dilutive. For the six months ended June 30, 2009 and 2008, options to purchase 2.4 million and 0.3 million, respectively, shares of common stock were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti–dilutive. For the three months ended June 30, 2009 and 2008, restricted stock units (“RSUs”) of 0.9 million and zero, respectively, and for the six months ended June 30, 2009 and 2008, RSUs of 1.0 million and zero, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
(13) EQUITY-BASED COMPENSATION PLANS
The Company has adopted SFAS No. 123 (revised 2004) Share–Based Payment (“SFAS 123(R)”) and applied the modified prospective method for expensing equity compensation. SFAS 123(R) requires all equity–based payments to employees to be recognized in the Consolidated Statements of Operations and Other Comprehensive Loss at the fair value of the award on the grant date. The fair values of all stock options granted by the Company are estimated on the date of grant using the Black–Scholes–Merton Model.
Stock Options
As of June 30, 2009, there was approximately $1.3 million of total unrecognized compensation cost (including the impact of expected forfeitures as required under SFAS 123(R)) related to unvested option arrangements granted under the Company’s equity plans. The Company recognizes compensation expense straight–line over the vesting term of the option grant. The Company recognized compensation expense related to stock options of $0.5 million and $0.7 million for the three months ended June 30, 2009 and 2008, respectively. The Company recognized compensation expense related to stock options of $1.5 million and $1.8 million for the six months ended June 30, 2009 and 2008, respectively.
Restricted Stock Unit Grants
During the six months ended June 30, 2009 and 2008, the Company granted 58,575 and zero RSUs, respectively, to new and existing employees, which vest in equal installments over four years. The Company recognized compensation expense related to RSUs of $2.0 million and $4.6 million for the three and six months ended June 30, 2009, respectively, and $1.3 million and $2.9 million for the three and six months ended June 30, 2008, respectively. As of June 30, 2009, there was approximately $31.2 million of total unrecognized compensation cost (including the impact of expected forfeitures as required under SFAS 123(R)) related to RSUs granted under the Company’s equity plans.
As of June 30, 2009 and 2008, the Company had performance-based RSUs outstanding that vest based on the Company achieving specified operating income performance targets in 2009 and 2008. The Company determined that it was not probable these performance targets would be met, therefore no expense was recognized for the six months ended June 30, 2009 and 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Introduction
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008. Except for historical information, the discussion below contains certain forward—looking statements that involve risks and uncertainties. The projections and statements contained in these forward—looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward—looking statements.
All statements not based on historical fact are forward—looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, the following are important factors that could cause our actual results to differ materially from those expressed or implied by such forward—looking statements, including but not limited to the following: achieving estimated revenue from new, renewed and expanded client business as volumes may not materialize as forecasted, especially due to the global economic slowdown; achieving profit improvement in our International Business Process Outsourcing (“BPO”) operations; the ability to close and ramp new business opportunities that are currently being pursued or that are in the final stages with existing and/or potential clients; our ability to execute our growth plans, including sales of new products; the possibility of lower revenue or price pressure from our clients experiencing a business downturn or merger in their business; greater than anticipated competition in the BPO services market, causing adverse pricing and more stringent contractual terms; risks associated with losing or not renewing client relationships, particularly large client agreements, or early termination of a client agreement; the risk of losing clients due to consolidation in the industries we serve; consumers’ concerns or adverse publicity regarding our clients’ products; our ability to find cost effective locations, obtain favorable lease terms and build or retrofit facilities in a timely and economic manner; risks associated with business interruption due to weather, fires, pandemic, or terrorist—related events; risks associated with attracting and retaining cost—effective labor at our delivery centers; the possibility of asset impairments and restructuring charges; risks associated with changes in foreign currency exchange rates; economic or political changes affecting the countries in which we operate; changes in accounting policies and practices promulgated by standard setting bodies; and new legislation or government regulation that adversely impacts our tax obligations, health care costs or the BPO and customer management industry.
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
Executive Summary
TeleTech is one of the largest and most geographically diverse global providers of business process outsourcing solutions. We have a 27-year history of designing, implementing and managing critical business processes for Global 1000 companies to help them improve their customers’ experience, expand their strategic capabilities and increase their operating efficiencies. By delivering a high-quality customer experience through the effective integration of customer-facing, front-office processes with internal back-office processes, we enable our clients to better serve, grow and retain their customer base. We have developed deep vertical industry expertise and support more than 250 BPO programs serving approximately 100 global clients in the automotive, broadband, cable, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel, wireline and wireless communication industries.

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
Although the global economic slowdown has caused a decline in our current call volumes and delayed client purchasing decisions resulting in reduced revenues in 2009, we believe that our revenue will continue to grow over the long-term as global demand for our services is fueled by the following trends:
•	Integration of front- and back-office business processes to provide increased operating efficiencies and an enhanced customer experience especially in light of the weakening global economic environment. Companies have realized that integrated business processes reduce operating costs and allow customer needs to be met more quickly and efficiently resulting in higher customer satisfaction and brand loyalty thereby improving their competitive position. A majority of our historic revenue has been derived from providing customer-facing front-office solutions to our clients. Given that our global delivery centers are also fully capable of providing back-office solutions, we are uniquely positioned to grow our revenue by winning more back-office opportunities and providing the services during non-peak hours with minimal incremental investment. Furthermore, by spreading our fixed costs across a larger revenue base and increasing our asset utilization, we expect our profitability to improve over time.

•	Increasing percentage of company operations being outsourced to most capable third-party providers. Having experienced success with outsourcing a portion of their business processes, companies are increasingly inclined to outsource a larger percentage of this work. We believe companies will continue to consolidate their business processes with third-party providers, such as TeleTech, who are financially stable and able to invest in their business while also demonstrating an extensive global operating history and an ability to cost effectively scale to meet their evolving needs.

•	Increasing adoption of outsourcing across broader groups of industries. Early adopters of the business process outsourcing trend, such as the media and communications industries, are being joined by companies in other industries, including healthcare, retail and financial services. These companies are beginning to adopt outsourcing to improve their business processes and competitiveness. For example, we have seen an increase in interest of our services for companies in the healthcare, retail and financial services industries. We believe the number of other industries that will adopt or increase their level of outsourcing will continue to grow, further enabling us to increase and diversify our revenue and client base.

•	Focus on speed-to-market by companies launching new products or entering new geographic locations. As companies broaden their product offerings and seek to enter new emerging markets, they are looking for outsourcing providers that can provide speed-to-market while reducing their capital and operating risk. To achieve these benefits, companies are seeking BPO providers with an extensive operating history, an established global footprint, the financial strength to invest in innovation to deliver more strategic capabilities and the ability to scale and meet customer demands quickly. Given our financial stability, geographic presence in 17 countries and our significant investment in standardized technology and processes, clients increasingly select TeleTech because we can quickly ramp large, complex business processes around the globe in a short period of time while assuring a high-quality experience for our clients’ customers.

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
Our business strategy to increase revenue, profitability and our industry position includes the following elements:
•	Deepen and broaden our relationships with existing clients;

•	Win business with new clients and focus on targeted industries where we expect accelerating adoption of business process outsourcing;

•	Continue to invest in innovative proprietary technology and new business offerings;

•	Continue to improve our operating margins through selective cost cutting initiatives and increased asset utilization of our globally diverse delivery centers; and

•	Selectively pursue acquisitions that extend our capabilities, geographic reach and/or industry expertise.
Our Second Quarter 2009 Financial Results
In 2009, our second quarter revenue decreased 15.6% to $301.5 million over the year-ago period, which includes a decrease of $27.3 million or 7.6% due to fluctuations in foreign currency rates. Our second quarter 2009 income from operations decreased 22.3% to $23.0 million or 7.6% of revenue from $29.7 million or 8.3% of revenue in the year-ago period. This decrease is due to a decline in existing client volumes in light of the current global recessionary economic environment and the continued migration of several of our clients to our offshore delivery centers. Income from operations for the second quarter of 2009 and 2008 included $6.6 million and $0.4 million of asset impairment and restructuring charges, respectively. Excluding these charges, our income from operations in 2009 decreased 1.4% to $29.7 million or 9.8% of revenue from $30.1 million or 8.4% of revenue in 2008 excluding similar items.
We have experienced growth in our offshore delivery centers, which serve clients based both in North America and in other countries. Our offshore delivery capacity now spans seven countries with approximately 25,300 workstations and currently represents 68% of our global delivery capabilities. Revenue in these offshore locations was $139 million and represents 46% of our total revenue in the second quarter of 2009. While historically US-based clients utilized most of our offshore delivery capabilities, we have increasingly seen clients in Europe and Asia Pacific utilize our offshore delivery capabilities and expect this trend to continue with clients in other countries. In light of this trend, we plan to continue to selectively expand into new offshore markets. For example, we believe we are one of the first multi-national BPO providers to enter the African continent. As we grow our offshore delivery capabilities and our exposure to foreign currency fluctuations increase, we continue to actively manage this risk via a multi-currency hedging program designed to minimize operating margin volatility.

Our strong financial position due to our cash flow from operations and low debt levels allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows. At June 30, 2009, we had $84.0 million of cash and cash equivalents and a total debt to total capitalization ratio of 7.8%.
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
BPO Services
The BPO business generates revenue based primarily on the amount of time our associates devote to a client’s program. We primarily focus on large global corporations in the following industries: automotive, cable, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel and leisure and wireline and wireless telecommunications. Revenue is recognized as services are provided. The majority of our revenue is from multi—year contracts, and we expect this trend to continue. However, we do provide certain client programs on a short—term basis.
We have historically experienced annual attrition of existing client programs of approximately 7% to 15% of our revenue. Attrition of existing client programs during the first six months of 2009 was 9%.
The BPO industry is highly competitive. We compete primarily with the in—house business processing operations of our current and potential clients. We also compete with certain third-party BPO providers. Our ability to sell our existing services or gain acceptance for new products or services is challenged by the competitive nature of the industry. There can be no assurance that we will be able to sell services to new clients, renew relationships with existing clients, or gain client acceptance of our new products.
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
Our potential clients typically obtain bids from multiple vendors and evaluate many factors in selecting a service provider, including, among other factors, the scope of services offered, the service record of the vendor and price. We generally price our bids with a long—term view of profitability and, accordingly, we consider all of our fixed and variable costs in developing our bids. We believe that our competitors, at times, may bid business based upon a short—term view, as opposed to our longer—term view, resulting in a lower price bid. While we believe that our clients’ perceptions of the value we provide results in our being successful in certain competitive bid situations, there are often situations where a potential client may prefer a lower cost.
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
To some extent our profitability is influenced by the number of new client programs entered into within the period. For new programs we defer revenue related to initial training (“Training Revenue”) when training is billed as a separate component from production rates. Consequently, the corresponding training costs associated with this revenue, consisting primarily of labor and related expenses (“Training Costs”), are also deferred. In these circumstances, both the Training Revenue and Training Costs are amortized straight-line over the life of the contract. In situations where Training Revenue is not billed separately, but rather included in the production rates, there is no deferral as all revenue is recognized over the life of the contract and the associated training expenses are expensed as incurred. As of June 30, 2009, we had deferred start-up training revenue, net of costs, of $9.6 million that will be recognized into our income from operations over the remaining life of the corresponding contracts ($7.5 million will be recognized within the next 12 months).
We may have difficulties managing the timeliness of launching new or expanded client programs and the associated internal allocation of personnel and resources. This could cause slower than anticipated revenue growth and/or higher than expected costs primarily related to hiring, training and retaining the required workforce, either of which could adversely affect our operating results.
Quarterly, we review our capacity utilization and projected demand for future capacity. In conjunction with these reviews, we may decide to consolidate or close under—performing delivery centers, including those impacted by the loss of a client program, in order to maintain or improve targeted utilization and margins. In addition, because clients may request that we serve their customers from international delivery centers with lower prevailing labor rates, in the future, we may decide to close one or more of our delivery centers, even though it is generating positive cash flow, because we believe that the future profits from conducting such work outside the current delivery center may more than compensate for the one-time charges related to closing the facility.
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
We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of June 30, 2009, the overall capacity utilization in our multi—client delivery centers was 69% and is lower than the prior year due to a decline in existing client volumes in light of the current global recessionary economic environment. The table below presents workstation data for our multi—client delivery centers as of June 30, 2009 and 2008. Dedicated and managed delivery centers (7,950 and 9,883 workstations as of June 30, 2009 and 2008, respectively) are excluded from the workstation data as unused workstations in these facilities are not available for sale to other clients. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated delivery centers based on contractual obligations, normal changes in our business environment and/or client needs.

	June 30, 2009			June 30, 2008
	Total			Total
	Production			Production
	Workstations	In Use	% In Use	Workstations	In Use	% In Use
Multi-client centers
Sites open <1 year	2,721	1,539	57%	7,811	3,940	50%
Sites open >1 year	26,400	18,697	71%	21,788	16,869	77%

Total multi-client centers	29,121	20,236	69%	29,599	20,809	70%

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

Our BPO segments recognize revenue under three models:
Production Rate — Revenue is recognized based on the billable time or transactions of each associate, as defined in the client contract. The rate per billable time or transaction is based on a pre-determined contractual rate. This contractual rate can fluctuate based on our performance against certain pre—determined criteria related to quality and performance.
Performance—Based — Under performance—based arrangements, we are paid by our clients based on the achievement of certain levels of sales or other client—determined criteria specified in the client contract. We recognize performance—based revenue by measuring our actual results against the performance criteria specified in the contracts. Amounts collected from clients prior to the performance of services are recorded as deferred revenue, which is recorded in Other Short-Term Liabilities or Other Long-Term Liabilities in the accompanying Consolidated Balance Sheets.
Hybrid — Hybrid models include production rate and performance-based elements. For these types of arrangements, we allocate revenue to the elements based on the relative fair value of each element. Revenue for each element is recognized based on the methods described above.
Certain client programs provide for adjustments to monthly billings based upon whether we meet or exceed certain performance criteria as set forth in the contract. Increases or decreases to monthly billings arising from such contract terms are reflected in revenue as earned or incurred.
Periodically, we make certain expenditures related to acquiring contracts or provide up-front discounts for future services to existing clients (recorded as Contract Acquisition Costs in the accompanying Consolidated Balance Sheets). Those expenditures are capitalized and amortized in proportion to the expected future revenue from the contract, which in most cases results in straight—line amortization over the life of the contract. Amortization of these costs is recorded as a reduction of revenue.
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
Allowance for Doubtful Accounts
We have established an allowance for doubtful accounts to reserve for uncollectible accounts receivable. Each quarter, management reviews the receivables on an account—by—account basis and assigns a probability of collection. Management’s judgment is used in assessing the probability of collection. Factors considered in making this judgment include, among other things, the age of the identified receivable, client financial condition, previous client payment history and any recent communications with the client.
Impairment of Long—Lived Assets
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
Goodwill
SFAS No. 142 Goodwill and Other Intangible Assets requires us to perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. We conduct our annual goodwill impairment test in the fourth quarter each year, or more frequently if indicators of impairment exist. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in the business climate, unanticipated competition and/or slower than expected growth rates, among others. During the quarter ended June 30, 2009, we assessed whether any such indicators of impairment exist, and concluded there were no indicators of impairment.
Restructuring Liability
We routinely assess the profitability and utilization of our delivery centers and existing markets. In some cases, we have chosen to close under—performing delivery centers and complete reductions in workforce to enhance future profitability. We recognize certain liabilities in accordance with SFAS No. 112 Employers’ Accounting for Postemployment Benefits, when the severance liabilities are determined to be probable and reasonably estimable. All remaining activity follows SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities, which specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than upon commitment to a plan.
Equity—Based Compensation
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
Selling, General and Administrative
Selling, general and administrative expenses primarily include costs associated with administrative services such as sales, marketing, product development, legal settlements, legal, information systems (including core technology and telephony infrastructure) and accounting and finance. It also includes equity—based compensation expense, outside professional fees (i.e. legal and accounting services), building expense for non—delivery center facilities and other items associated with general business administration.
Restructuring Charges, Net
Restructuring charges, net primarily include costs incurred in conjunction with reductions in force or decisions to exit facilities, including termination benefits and lease and telecommunications liabilities, net of expected sublease rentals.
Interest Expense
Interest expense includes interest expense and amortization of debt issuance costs associated with our debts and capitalized lease obligations.
Other Income
The main component of other income is miscellaneous receipts not directly related to our operating activities, such as foreign exchange transaction gains.
Other Expense
The main components of other expense are expenditures not directly related to our operating activities, such as foreign exchange transaction losses.
Presentation of Non—GAAP Measurements
Free Cash Flow
Free cash flow is a non—GAAP liquidity measurement. We believe that free cash flow is useful to our investors because it measures, during a given period, the amount of cash generated that is available for debt obligations and investments other than purchases of property, plant and equipment. Free cash flow is not a measure determined by GAAP and should not be considered a substitute for “income from operations,” “net income,” “net cash provided by operating activities,” or any other measure determined in accordance with GAAP. We believe this non—GAAP liquidity measure is useful, in addition to the most directly comparable GAAP measure of “net cash provided by operating activities,” because free cash flow includes investments in operational assets. Free cash flow does not represent residual cash available for discretionary expenditures, since it includes cash required for debt service.

The following table reconciles free cash flow to net cash provided by operating activities for our consolidated results (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Free cash flow	$33,981	$11,907	$79,537	$22,897
Purchases of property, plant and equipment	5,846	21,223	14,301	36,408

Net cash provided by operating activities	$39,827	$33,130	$93,838	$59,305

We discuss factors affecting free cash flow between periods in the “Liquidity and Capital Resources” section below.
Non-GAAP Income from Operations
We discuss our income from operations for the three and six months ended June 30, 2009 and 2008 excluding asset impairment and restructuring charges, and costs associated with our equity-based compensation review and financial restatement, which is a non-GAAP financial measure. We believe this measure provides meaningful supplemental information by identifying matters that are not indicative of core business operating results or where appropriate are of a substantially non-recurring nature. A reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure is included with the presentation of the non-GAAP financial measure.
Non-GAAP Effective Tax Rate
The effective tax rate for the periods ended June 30, 2009 and 2008 is discussed using non-GAAP financial measures that exclude the effects of amounts associated with restructuring and asset impairment charges, the release of valuation allowances and reduction in our FIN 48 tax liability, gains/losses from the dispositions of assets, and changes due to certain tax planning and corporate restructuring activities. Management believes that it is helpful to exclude these effects to better understand and analyze the periods’ effective tax rate given the discrete nature of these items. A reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measure is included with the presentation of the non-GAAP financial measures.

Results of Operations
Three Months Ended June 30, 2009 As Compared to Three Months Ended June 30, 2008
Operating Review
The following table is presented to facilitate an understanding of our Management’s Discussion and Analysis of Financial Condition and Results of Operations and presents our results of operations by segment for the three months ended June 30, 2009 and 2008 (amounts in thousands). We allocate to each segment its portion of corporate operating expenses. All inter—company transactions between the reported segments for the periods presented have been eliminated.

	Three Months Ended June 30,
		% of		% of
		Segment		Segment
	2009	Revenue	2008	Revenue	$ Change	% Change
Revenue
North American BPO	$229,992		$257,109		$(27,117)	-10.5%
International BPO	71,520		100,307		(28,787)	-28.7%
Database Marketing and Consulting	—		—		—	0.0%

	$301,512		$357,416		$(55,904)	-15.6%

Cost of services
North American BPO	$154,119	67.0%	$185,335	72.1%	$(31,216)	-16.8%
International BPO	58,930	82.4%	80,441	80.2%	(21,511)	-26.7%
Database Marketing and Consulting	—	0.0%	57	0.0%	(57)	-100.0%

	$213,049	70.7%	$265,833	74.4%	$(52,784)	-19.9%

Selling, general and administrative
North American BPO	$33,111	14.4%	$32,999	12.8%	$112	0.3%
International BPO	11,870	16.6%	12,939	12.9%	(1,069)	-8.3%
Database Marketing and Consulting	—	0.0%	(80)	0.0%	80	100.0%

	$44,981	14.9%	$45,858	12.8%	$(877)	-1.9%

Depreciation and amortization
North American BPO	$9,609	4.2%	$10,809	4.2%	$(1,200)	-11.1%
International BPO	4,199	5.9%	4,810	4.8%	(611)	-12.7%
Database Marketing and Consulting	—	0.0%	5	0.0%	(5)	-100.0%

	$13,808	4.6%	$15,624	4.4%	$(1,816)	-11.6%

Restructuring charges, net
North American BPO	$3,028	1.3%	$18	0.0%	$3,010	16722.2%
International BPO	980	1.4%	414	0.4%	566	136.7%
Database Marketing and Consulting	—	0.0%	8	0.0%	(8)	-100.0%

	$4,008	1.3%	$440	0.1%	$3,568	810.9%

Impairment losses
North American BPO	$1,811	0.8%	$—	0.0%	$1,811	100.0%
International BPO	809	1.1%	—	0.0%	809	100.0%
Database Marketing and Consulting	—	0.0%	—	0.0%	—	0.0%

	$2,620	0.9%	$—	0.0%	$2,620	100.0%

Income (loss) from operations
North American BPO	$28,314	12.3%	$27,948	10.9%	$366	1.3%
International BPO	(5,268)	-7.4%	1,703	1.7%	(6,971)	-409.3%
Database Marketing and Consulting	—	0.0%	10	0.0%	(10)	-100.0%

	$23,046	7.6%	$29,661	8.3%	$(6,615)	-22.3%

Other income (expense), net	$399	0.1%	$(543)	-0.2%	$942	173.5%

Provision for income taxes	$(6,328)	-2.1%	$(7,536)	-2.1%	$1,208	16.0%

Revenue
Revenue for North American BPO for the three months ended June 30, 2009 as compared to the same period in 2008 was $230.0 million and $257.1 million, respectively. The decrease in revenue for the North American BPO was due to net increases in client programs of $3.3 million, offset by certain program terminations of $20.7 million, and a $9.7 million decrease due to realized losses on cash flow hedges purchased to reduce our exposure to foreign currency exchange rate fluctuations for revenue operating in a different country.
Revenue for International BPO for the three months ended June 30, 2009 as compared to the same period in 2008 was $71.5 million and $100.3 million, respectively. The decrease in revenue for the International BPO was due to net decreases in client programs of $2.6 million, certain program terminations of $8.6 million, and negative changes in foreign exchange rates causing a decrease in revenue of $17.6 million.
Our strategy of continuing to increase our offshore revenue delivery resulted in an increase in our percentage of offshore revenue. Our offshore delivery capacity now represents 68% of our global delivery capabilities. Revenue in these offshore locations was $139.0 million and represented 46% of our total revenue in the second quarter of 2009. Revenue in these offshore locations was $155.8 million or 44% of total revenue in the second quarter of 2008. An important component of our growth strategy is continued international expansion which is one of several factors contributing to our higher margins along with increased technology and consulting related projects. Factors that may impact our ability to maintain our offshore operating margins include potential increases in competition for the available workforce, the trend of higher occupancy costs and foreign currency fluctuations.
Cost of Services
Cost of services for North American BPO for the three months ended June 30, 2009 as compared to the same period in 2008 was $154.1 million and $185.3 million, respectively. Cost of services as a percentage of revenue in the North American BPO decreased compared to the prior year. In absolute dollars the decrease is due to a $24.7 million decrease in employee related expenses due to declines in existing client programs and program terminations, a $2.8 million decrease for telecommunications expenses due to reductions in client volume and the closure of several delivery centers, a $1.8 million decrease for rent and related expenses due to the closure of several delivery centers, and a $1.9 million net decrease in other expenses.
Cost of services for International BPO for the three months ended June 30, 2009 as compared to the same period in 2008 was $58.9 million and $80.4 million, respectively. Cost of services as a percentage of revenue in the International BPO increased slightly compared to the prior year. In absolute dollars the decrease is due to $18.6 million decrease in employee related expenses due to a net reduction in existing clients and program terminations, with the majority of this decrease attributable to changes in foreign exchange rates, a $1.3 million decrease for rent and related expenses due to the closure of several delivery centers, and a $1.6 million net decrease in other expenses.
Selling, General and Administrative
Selling, general and administrative expenses for North American BPO for the three months ended June 30, 2009 as compared to the same period in 2008 were $33.1 million and $33.0 million, respectively. The expenses increased in both absolute dollars and as a percentage of revenue. The increase in absolute dollars reflects a $2.4 million decrease in external professional fees related to our review of equity-based compensation practices and restatement of our historical financial statements and related lawsuits, a $1.2 million decrease in technology costs, offset by a $2.4 million increase in variable incentive compensation and an increase in other expenses of $1.3 million.
Selling, general and administrative expenses for International BPO for the three months ended June 30, 2009 as compared to the same period in 2008 were $11.9 million and $12.9 million, respectively. The expenses decreased in absolute dollars while increasing as a percentage of revenue. The decrease in absolute dollars reflects a $1.0 million decrease in external professional fees related to our review of equity-based compensation practices and restatement of our historical financial statements and related lawsuits, and a $0.1 million decrease in other expenses.

Depreciation and Amortization
Depreciation and amortization expense on a consolidated basis for the three months ended June 30, 2009 and 2008 was $13.8 million and $15.6 million, respectively. Although depreciation and amortization expense in both the North American BPO and International BPO decreased in absolute value, it remained constant for the North American BPO and increased slightly for the International BPO as a percentage of revenue compared to the prior year. Decreased depreciation and amortization expense in both segments is due to restructuring activities and delivery center closures which have better aligned our capacity to our operational needs and decreased capital expenditures during 2009.
Restructuring Charges
During the three months ended June 30, 2009, we recorded a net $4.0 million of restructuring charges compared to $0.4 million in the same period in 2008. During 2009, we undertook reductions in both our North American BPO and International BPO segments to better align our delivery centers and workforce with the current business needs. We recorded $3.5 million in severance related expenses, and $0.5 million in delivery center closure costs over both the North American BPO and International BPO segments.
Impairment Losses
During the three months ended June 30, 2009, we recorded $2.6 million of impairment charges compared to no impairment charge in the same period in 2008. In 2009, this impairment charge related to the reduction of the net book value of certain leasehold improvements in both the North American and the International BPO segments.
Other Income (Expense)
For the three months ended June 30, 2009, interest income decreased to $0.7 million from $1.4 million in the same period in 2008 primarily due to lower cash and cash equivalent balances and lower interest rates. Interest expense decreased during 2009 by $0.2 million due to a lower average outstanding balance on our line of credit.
Income Taxes
The effective tax rate for the three months ended June 30, 2009 was 27.0%. This compares to an effective tax rate of 25.9% in the same period of 2008. The effective tax rate for the three months ended June 30, 2009 is influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. In the future, our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Further, we are subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate, as well as the requirements, pronouncements and rulings of certain tax, regulatory and accounting organizations. Subject to any future adverse legislation, we estimate our annual effective tax rate each quarter based on a combination of actual and forecasted results of subsequent quarters. Consequently, significant changes in our actual quarterly or forecasted results may impact the effective tax rate for the current or future periods. We expect that the effective tax rate in future periods will be between 25% and 30%.

Six Months Ended June 30, 2009 As Compared to Six Months Ended June 30, 2008
Operating Review
The following table is presented to facilitate an understanding of our Management’s Discussion and Analysis of Financial Condition and Results of Operations and presents our results of operations by segment for the six months ended June 30, 2009 and 2008 (amounts in thousands). We allocate to each segment its portion of corporate operating expenses. All inter—company transactions between the reported segments for the periods presented have been eliminated.

	Six Months Ended June 30,
		% of		% of
		Segment		Segment
	2009	Revenue	2008	Revenue	$ Change	% Change
Revenue
North American BPO	$458,878		$530,911		$(72,033)	-13.6%
International BPO	146,664		194,141		(47,477)	-24.5%
Database Marketing and Consulting	—		—		—	0.0%

	$605,542		$725,052		$(119,510)	-16.5%

Cost of services
North American BPO	$311,812	68.0%	$378,497	71.3%	$(66,685)	-17.6%
International BPO	120,079	81.9%	157,342	81.0%	(37,263)	-23.7%
Database Marketing and Consulting	—	0.0%	94	0.0%	(94)	-100.0%

	$431,891	71.3%	$535,933	73.9%	$(104,042)	-19.4%

Selling, general and administrative
North American BPO	$68,810	15.0%	$69,773	13.1%	$(963)	-1.4%
International BPO	24,686	16.8%	27,149	14.0%	(2,463)	-9.1%
Database Marketing and Consulting	—	0.0%	308	0.0%	(308)	-100.0%

	$93,496	15.4%	$97,230	13.4%	$(3,734)	-3.8%

Depreciation and amortization
North American BPO	$19,799	4.3%	$21,644	4.1%	$(1,845)	-8.5%
International BPO	8,071	5.5%	9,126	4.7%	(1,055)	-11.6%
Database Marketing and Consulting	—	0.0%	14	0.0%	(14)	-100.0%

	$27,870	4.6%	$30,784	4.2%	$(2,914)	-9.5%

Restructuring charges, net
North American BPO	$2,905	0.6%	$128	0.0%	$2,777	2169.5%
International BPO	1,406	1.0%	2,571	1.3%	(1,165)	-45.3%
Database Marketing and Consulting	—	0.0%	(57)	0.0%	57	100.0%

	$4,311	0.7%	$2,642	0.4%	$1,669	63.2%

Impairment losses
North American BPO	$1,811	0.4%	$—	0.0%	$1,811	100.0%
International BPO	2,776	1.9%	—	0.0%	2,776	100.0%
Database Marketing and Consulting	—	0.0%	—	0.0%	—	0.0%

	$4,587	0.8%	$—	0.0%	$4,587	100.0%

Income (loss) from operations
North American BPO	$53,741	11.7%	$60,869	11.5%	$(7,128)	-11.7%
International BPO	(10,354)	-7.1%	(2,047)	-1.1%	(8,307)	-405.8%
Database Marketing and Consulting	—	0.0%	(359)	0.0%	359	100.0%

	$43,387	7.2%	$58,463	8.1%	$(15,076)	-25.8%

Other income (expense), net	$1,125	0.2%	$(1,591)	-0.2%	$2,716	170.7%

Provision for income taxes	$(11,508)	-1.9%	$(15,329)	-2.1%	$3,821	24.9%

Revenue
Revenue for North American BPO for the six months ended June 30, 2009 as compared to the same period in 2008 was $458.9 million and $530.9 million, respectively. The decrease in revenue for the North American BPO was due to a net increase in client programs of $0.1 million, certain program terminations of $48.6 million, and a $23.5 million decrease due to realized losses on cash flow hedges purchased to reduce our exposure to foreign currency exchange rate fluctuations for revenue operated in a different country.
Revenue for International BPO for the six months ended June 30, 2009 as compared to the same period in 2008 was $146.7 million and $194.1 million, respectively. The decrease in revenue for the International BPO was due to a net increase in client programs of $16.9 million, offset by certain program terminations of $16.8 million, and negative changes in foreign exchange rates causing a decrease in revenue of $47.5 million.
Our strategy of continuing to increase our offshore revenue delivery resulted in an increase in our percentage of offshore revenue. Our offshore delivery capacity now represents 68% of our global delivery capabilities. Revenue in these offshore locations was $285 million and represented 47% of our total revenue for the first six months of 2009. Revenue in these offshore locations was $319.5 million or 44% of total revenue for the six months of 2008. An important component of our growth strategy is continued international expansion which is one of several factors contributing to our higher margins along with increased technology and consulting related projects. Factors that may impact our ability to maintain our offshore operating margins include potential increases in competition for the available workforce, the trend of higher occupancy costs and foreign currency fluctuations.
Cost of Services
Cost of services for North American BPO for the six months ended June 30, 2009 as compared to the same period in 2008 was $311.8 million and $378.5 million, respectively. Cost of services as a percentage of revenue in the North American BPO decreased compared to the prior year. In absolute dollars the decrease is due to a $57.5 million decrease in employee related expenses due to declines in existing client programs and program terminations, a $3.7 million decrease in telecommunications expenses due to reductions in client volume and the closure of several delivery centers, a $3.2 million decrease for rent and related expenses due to the closure of several delivery centers, and a $2.3 million net decrease in other expenses.
Cost of services for International BPO for the six months ended June 30, 2009 as compared to the same period in 2008 was $120.1 million and $157.3 million, respectively. Cost of services as a percentage of revenue in the International BPO increased slightly compared to the prior year. In absolute dollars the decrease is due to a $33.6 million decrease in employee related expenses due to a net reduction in existing clients and program terminations, with the majority of this decrease attributable to changes in foreign exchange rates, a $2.1 million decrease for rent and related expenses due to the closure of several delivery centers, and a $1.5 million in net decrease in other expenses.
Selling, General and Administrative
Selling, general and administrative expenses for North American BPO for the six months ended June 30, 2009 as compared to the same period in 2008 were $68.8 million and $69.8 million, respectively. The expenses decreased in absolute dollars while increasing as a percentage of revenue. The decrease in absolute dollars reflects a $3.8 million decrease in external professional fees related to our review of equity-based compensation practices and restatement of our historical financial statements and related lawsuits, a $2.0 million decrease in technology costs, offset by a $2.1 million increase in variable incentive compensation, and a $2.7 million net increase in other expenses.

Selling, general and administrative expenses for International BPO for the six months ended June 30, 2009 as compared to the same period in 2008 were $24.7 million and $27.1 million, respectively. The expenses decreased in absolute dollars while increasing as a percentage of revenue. The decrease in absolute dollars reflects a $1.6 million decrease in external professional fees related to our review of equity-based compensation practices and restatement of our historical financial statements and related lawsuits, and a $0.8 million net decrease in other expenses.
Depreciation and Amortization
Depreciation and amortization expense on a consolidated basis for the six months ended June 30, 2009 and 2008 was $27.9 million and $30.8 million, respectively. Although depreciation and amortization expense in both the North American BPO and International BPO decreased in absolute value, it increased slightly as a percentage of revenue compared to the prior year. Decreased depreciation and amortization expense in both segments is due to restructuring activities and delivery center closures which have better aligned our capacity to our operational needs and decreased capital expenditures during 2009.
Restructuring Charges
During the six months ended June 30, 2009, we recorded a net $4.3 million of restructuring charges compared to $2.6 million in the same period in 2008. During 2009, we undertook reductions in both our North American BPO and International BPO segments to better align our delivery centers and workforce with the current business needs. We recorded $4.8 million in severance related expenses, and $0.6 million in delivery center closure costs in both the North American BPO and International BPO segments. We also recorded a $1.1 million reduction in several of our estimates of previously recorded delivery center closure charges.
Impairment Losses
During the six months ended June 30, 2009, we recorded $4.6 million of impairment charges compared to no impairment charge in the same period in 2008. In 2009, this impairment charge related to the reduction of the net book value of certain leasehold improvements in both the North American BPO and International BPO segments.
Other Income (Expense)
For the six months ended June 30, 2009, interest income decreased to $1.0 million from $2.5 million in the same period in 2008 primarily due to lower cash and cash equivalent balances and lower interest rates. Interest expense decreased during 2009 by $0.9 million due to a lower average outstanding balance on our line of credit.
Income Taxes
The effective tax rate for the six months ended June 30, 2009 was 25.9%. This compares to an effective tax rate of 27.0% in the same period of 2008. The effective tax rate for the six months ended June 30, 2009 is influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. In the future, our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Further, we are subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate, as well as the requirements, pronouncements and rulings of certain tax, regulatory and accounting organizations. Subject to any future adverse legislation, we estimate our annual effective tax rate each quarter based on a combination of actual and forecasted results of subsequent quarters. Consequently, significant changes in our actual quarterly or forecasted results may impact the effective tax rate for the current or future periods. We expect that the effective tax rate in future periods will be between 25% and 30%.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Amended and Restated Credit Agreement, dated September 28, 2006 (the “Credit Facility”). During the six months ended June 30, 2009, we generated positive operating cash flows of $93.8 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.
We manage a centralized global treasury function from the United States with a particular focus on concentrating and safeguarding our global cash and cash equivalent reserves. While we generally prefer to hold U.S. dollars, we maintain adequate cash in the functional currency of our foreign subsidiaries to support local working capital requirements. While there are no assurances, we believe our global cash is protected given our cash management practices, banking partners, and low-risk investments.
We primarily utilize our Credit Facility to fund working capital, stock repurchases, and other strategic and general operating purposes. In September 2008, we exercised the upsizing feature under the Credit Facility to increase our borrowing capacity by an additional $45.0 million, which increased the total commitments to $225.0 million. As of June 30, 2009 and December 31, 2008, we had $25.0 million and $80.8 million in outstanding borrowings under our Credit Facility, respectively. After consideration for issued letters of credit under the Credit Facility, totaling $5.1 million, our remaining borrowing capacity under this facility was $194.9 million as of June 30, 2009.
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
The following discussion highlights our cash flow activities during the six months ended June 30, 2009 and 2008.
Cash and Cash Equivalents
We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $84.0 million and $87.9 million as of June 30, 2009 and December 31, 2008, respectively.
Cash Flows from Operating Activities
We reinvest our cash flows from operating activities in our business or in the purchases of our outstanding common stock. For the six months ended June 30, 2009 and 2008, net cash flows provided by operating activities increased to $93.8 million from $59.3 million, respectively. The increase is primarily due to greater collections of accounts receivable, an increase in prepayment of revenue, and a decrease in prepaids and other assets.
Cash Flows from Investing Activities
We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the six months ended June 30, 2009 and 2008, we reported net cash flows used in investing activities of $16.0 million and $36.4 million, respectively. The decrease is due to limited capital expenditures during the first six months of 2009 due to a reduced need for additional capacity.

Cash Flows from Financing Activities
For the six months ended June 30, 2009 and 2008, we reported net cash flows used in financing activities of $83.1 million and provided by financing activities of $10.9 million, respectively. The increase in net cash flows used from 2008 to 2009 was primarily due to increased net payments on our line of credit of $68.8 million, and purchases of our outstanding common stock of $26.1 million.
Free Cash Flow
Free cash flow (see “Presentation of Non–GAAP Measurements” for definition of free cash flow) was $79.5 million and $22.9 million for the six months ended June 30, 2009 and 2008, respectively. The increase in free cash flow was primarily due to an increase in our cash from operations of $34.5 million and a decrease in capital expenditures of $22.1 million.
Obligations and Future Capital Requirements
Future maturities of our outstanding debt and contractual obligations as of June 30, 2009 are summarized as follows (amounts in thousands):

	Less than 1
	Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
Credit facility(1)	$779	$25,974	$—	$—	$26,753
Capital lease obligations	1,645	2,757	—	—	4,402
Equipment financing arrangements	1,090	1,317	351	—	2,758
Purchase obligations	20,059	31,901	6,986	—	58,946
Operating lease commitments	28,495	39,250	16,783	8,616	93,144

Total	$52,068	$101,199	$24,120	$8,616	$186,003

(1)	Includes estimated interest payments based on the weighted-average interest rate and debt outstanding as of June 30, 2009.
•	Contractual obligations to be paid in a foreign currency are translated at the June 30, 2009 exchange rate.

•	Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Consolidated Balance Sheets until such goods and/or services are received.

•	The contractual obligation table excludes our FIN 48 liabilities of $1.6 million because we cannot reliably estimate the timing of cash payments.
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
We may consider restructurings, dispositions, mergers, acquisitions and other similar transactions. Such transactions could include the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption, or refinancing of indebtedness and could be material to the consolidated financial condition and consolidated results of our operations. In addition, as of June 30, 2009, we are authorized to purchase an additional $9.3 million of common stock under our stock repurchase program (see Part II Item 2 of this Form 10-Q). The stock repurchase program does not have an expiration date.

The launch of large client contracts may result in short-term negative working capital because of the time period between incurring the costs for training and launching the program and the beginning of the accounts receivable collection process. As a result, periodically we may generate negative cash flows from operating activities.
Debt Instruments and Related Covenants
We discuss debt instruments and related covenants in Note 13 of the Notes to the Consolidated Financial Statements in our 2008 Annual Report on Form 10–K. As of June 30, 2009, we were in compliance with all covenants under the Credit Facility and had approximately $194.9 million in available borrowing capacity. Interest accrued on outstanding borrowings at a weighted-average rate of 2.03% as of June 30, 2009.
Client Concentration
Our five largest clients accounted for 35.8% and 41.2% of our consolidated revenue for the three months ended June 30, 2009 and 2008, respectively. Our five largest clients accounted for 35.7% and 41.7% of our consolidated revenue for the six months ended June 30, 2009 and 2008, respectively. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this client concentration is mitigated, in part, by the long–term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our consolidated financial position, consolidated results of operations, or consolidated cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk due to changes in interest rates, and foreign currency exchange rates as measured against the U.S. dollar. These exposures are directly related to our normal operating and funding activities. As discussed below, we enter into derivative instruments to manage and reduce the impact of currency exchange rate changes, primarily between the U.S. dollar/Canadian dollar, the U.S. dollar/Philippine peso, the U.S. dollar/Mexican peso, the U.S. dollar/Argentine peso and U.S. dollar/South African rand. It is our policy to only enter into derivative contracts with investment grade counterparty financial institutions and, correspondingly, our derivative assets reflect the creditworthiness of our counterparties. Conversely, our derivative liabilities’ values reflect our creditworthiness. As of the date of this report, we have not experienced, nor do we anticipate, any issues related to derivative counterparty defaults.
Interest Rate Risk
The interest rate on our Credit Facility is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of June 30, 2009, there was a $25.0 million outstanding balance under the Credit Facility with a weighted average interest rate of 2.03%. If the Prime Rate or LIBOR increased 100 basis points, there would not be a material impact to our consolidated financial position or results of operations.

Foreign Currency Risk
Our subsidiaries in Argentina, Canada, Costa Rica, Malaysia, Mexico, the Philippines and South Africa use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the six months ended June 30, 2009 and 2008, revenue associated with this foreign exchange risk was 36.6% and 30.8% of our consolidated revenue, respectively.
In order to mitigate the risk of these non-functional foreign currencies from weakening against the functional currency of the servicing subsidiary, which thereby decreases the economic benefit of performing work in these countries, we may hedge a portion, though not 100%, of the projected foreign currency exposure related to client programs served from these foreign countries through our cash flow hedging program. While our hedging strategy can protect us from adverse changes in foreign currency rates in the short term, an overall weakening of the non-functional foreign currencies would adversely impact margins in the segments of the contracting subsidiary over the long term.
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

Our cash flow hedging instruments as of June 30, 2009 and December 31, 2008 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

				% Maturing in
	Local Currency	U.S. Dollar		the Next 12	Contracts Maturing
As of June 30, 2009	Notional Amount	Notional Amount		Months	Through
Canadian Dollar	55,200	$47,913		67.4%	December 2011
Canadian Dollar Call Options	28,100	24,901		63.7%	December 2010
Philippine Peso	4,277,347	94,491	[1]	90.6%	February 2011
Argentine Peso	51,050	14,295	[2]	100.0%	May 2010
Mexican Peso	645,500	50,412		76.3%	September 2011
South African Rand	92,000	8,416		100.0%	February 2010
British Pound Sterling	1,344	2,369	[3]	57.0%	March 2011

		$242,797

	Local Currency	U.S. Dollar
As of December 31, 2008	Notional Amount	Notional Amount
Canadian Dollar	88,300	$77,865
Canadian Dollar Call Options	44,400	39,305
Philippine Peso	6,656,909	150,418	[1]
Argentine Peso	102,072	29,054	[2]
Mexican Peso	856,500	70,530
South African Rand	92,000	8,399
British Pound Sterling	1,725	2,537	[3]

		$378,108

(1)	Includes contracts to purchase Philippine pesos in exchange for British pound sterling and New Zealand dollars, which are translated into equivalent U.S. dollars on June 30, 2009 and December 31, 2008.

(2)	Includes contracts to purchase Argentine pesos in exchange for Euros, which are translated into equivalent U.S. dollars on June 30, 2009 and December 31, 2008.

(3)	Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on June 30, 2009 and December 31, 2008.
The fair value of our cash flow hedges at June 30, 2009 is (assets/(liabilities)) (amounts in thousands):

		Maturing in the
	June 30, 2009	Next 12 Months
Canadian Dollar	$(317)	$(677)
Canadian Dollar Call Options	977	506
Philippine Peso	(7,188)	(7,574)
Argentine Peso	(1,693)	(1,693)
Mexican Peso	(3,139)	(3,770)
South African Rand	3,221	3,221
British Pound Sterling	(142)	(86)

	$(8,281)	$(10,073)

The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk for asset positions and the Company’s credit worthiness for liability positions. The year over year change in fair value largely reflects the recent global economic conditions which resulted in high foreign exchange volatility and an overall strengthening in the U.S. dollar.

We recorded a net loss of $13.2 million and a net gain of $10.4 million for settled cash flow hedge contracts for the six months ended June 30, 2009 and 2008, respectively. These amounts are reflected in Revenue in the accompanying Consolidated Statements of Operations. If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding gains or losses in our underlying exposures.
Other than the transactions hedged as discussed above and in Note 6 to the accompanying Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in the respective local currency. For the six months ended June 30, 2009 and 2008, approximately 24% and 27%, respectively of revenue is derived from contracts denominated in currencies other than the U.S. dollar. Our results from operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.
Fair Value of Debt and Equity Securities
We did not have any investments in debt or equity securities as of June 30, 2009.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended June 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Following is the detail of the issuer purchases made during the quarter ended June 30, 2009:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total	Average	Part of Publicly	Yet Be Purchased
	Number of	Price Paid	Announced	Under the Plans
	Shares	per Share	Plans or	or Programs(1)
Period	Purchased	(or Unit)	Programs	(in thousands)
April 1, 2009 – April 30, 2009	525,000	$12.35	525,000	$26,927
May 1, 2009 – May 31, 2009	140,000	$12.69	140,000	$25,151
June 1, 2009 – June 30, 2009	1,197,000	$13.22	1,197,000	$9,328

Total	1,862,000		1,862,000

(1)	In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program to repurchase up to $5.0 million of our common stock with the objective of increasing stockholder returns. The Board has since periodically authorized additional increases in the program. The most recent Board authorization to purchase additional common stock occurred in February 2009, whereby the Board increased the program allowance by $25 million. Since inception of the program through June 30, 2009, the Board has authorized the repurchase of shares up to a total value of $287.3 million, of which we have purchased 23.3 million shares on the open market for $278.0 million. As of June 30, 2009 the remaining amount authorized for repurchases under the program is approximately $9.3 million. The stock repurchase program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The following two matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held on May 21, 2009. Our stockholders adopted two proposals by the margins indicated below:
1.	Election of directors to hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified.

Director	For	Withheld
Kenneth D. Tuchman	61,380,060	907,305
James E. Barlett	61,509,898	777,467
William A. Linnenbringer	61,620,703	666,662
Ruth C. Lipper	60,268,799	2,018,566
Shrikant Mehta	61,568,428	718,937
Robert M. Tarola	61,620,143	667,222
Shirley Young	61,634,622	652,743
2.	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2009.

For	Against	Abstain

62,254,184	16,482	15,809
ITEM 5. OTHER INFORMATION
On May 21, 2009, our Board of Directors adopted new compensation arrangements for independent directors.  The new arrangements: (i) eliminate meeting fees; (ii) provide for annual retainers (to be paid quarterly) based on the independent director’s Board and Committee service; and (iii) provide for an annual grant of RSUs in lieu of stock options.  A detailed description of the new compensation arrangements for independent directors is provided in Exhibit 10.1 to this Form 10-Q and is incorporated herein by reference.
ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1	Independent Director Compensation Arrangements (effective May 21, 2009)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC.
(Registrant)

Date: July 29, 2009	By:	/s/ Kenneth D. Tuchman Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: July 29, 2009	By:	/s/ John R. Troka, Jr. John R. Troka, Jr.
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	Independent Director Compensation Arrangements (effective May 21, 2009)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)