Form 10-Q
period 2009-09-30
TELETECH HOLDINGS INC
filed 2009-10-28
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of October 21, 2009, there were 62,327,577 shares of the registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
September 30, 2009 FORM 10-Q

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$114,889	$87,942
Accounts receivable, net	201,613	236,997
Prepaids and other current assets	39,466	31,279
Deferred tax assets, net	15,091	30,328
Income tax receivables	23,687	18,342

Total current assets	394,746	404,888

Property, plant and equipment, net	132,486	157,747
Goodwill	45,148	44,150
Contract acquisition costs, net	9,034	7,591
Deferred tax assets, net	28,205	31,504
Other noncurrent assets	19,133	23,062

Total assets	$628,752	$668,942

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$19,165	$26,214
Accrued employee compensation and benefits	78,252	71,919
Other accrued expenses	21,817	18,887
Income taxes payable	16,887	19,168
Deferred tax liabilities, net	115	—
Deferred revenue	14,066	12,867
Other current liabilities	11,380	31,044

Total current liabilities	161,682	180,099
Line of credit	—	80,800
Grant advances	1,129	1,824
Negative investment in deconsolidated subsidiary	4,865	4,865
Deferred tax liabilities, net	—	—
Other noncurrent liabilities	30,299	40,460

Total liabilities	197,975	308,048

Commitments and contingencies (Note 10)

Equity
Preferred stock — $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of September 30, 2009 and December 31, 2008	—	—
Common stock — $0.01 par value; 150,000,000 shares authorized; 62,329,115 and 63,816,379 shares outstanding as of September 30, 2009 and December 31, 2008, respectively	623	638
Treasury stock at cost: 19,725,331 and 18,238,066 shares as of September 30, 2009 and December 31, 2008, respectively	(247,605)	(228,596)
Additional paid-in capital	343,502	341,887
Accumulated other comprehensive income (loss)	2,417	(33,020)
Retained earnings	326,689	274,974

Total stockholders’ equity	425,626	355,883
Noncontrolling interest	5,151	5,011

Total equity	430,777	360,894

Total liabilities and equity	$628,752	$668,942

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$281,524	$349,110	$887,066	$1,074,162

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	194,609	252,666	626,500	788,599
Selling, general and administrative	42,565	51,157	136,061	148,387
Depreciation and amortization	15,664	14,998	43,534	45,782
Restructuring charges, net	703	2,015	5,014	4,657
Impairment losses	—	1,033	4,587	1,033

Total operating expenses	253,541	321,869	815,696	988,458

Income from operations	27,983	27,241	71,370	85,704

Other income (expense)
Interest income	579	1,327	2,091	3,801
Interest expense	(466)	(1,595)	(2,629)	(4,649)
Other, net	332	(509)	2,108	(1,520)

Total other income (expense)	445	(777)	1,570	(2,368)

Income before income taxes	28,428	26,464	72,940	83,336

Provision for income taxes	(6,971)	(5,368)	(18,479)	(20,697)

Net income	21,457	21,096	54,461	62,639

Net income attributable to noncontrolling interest	(935)	(936)	(2,746)	(2,992)

Net income attributable to TeleTech shareholders	$20,522	$20,160	$51,715	$59,647

Weighted average shares outstanding
Basic	62,159	68,217	63,051	69,373
Diluted	63,832	69,508	64,122	70,922

Net income per share attributable to TeleTech shareholders
Basic	$0.33	$0.30	$0.82	$0.86
Diluted	$0.32	$0.29	$0.81	$0.84
The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Equity
(Amounts in thousands)
(Unaudited)

							Accumulated
						Additional	Other		Non-
	Preferred Stock		Common Stock		Treasury	Paid-in	Comprehensive	Retained	controlling	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	interest	Equity

Balance as of December 31, 2008	—	$—	63,816	$638	$(228,596)	$341,887	$(33,020)	$274,974	$5,011	$360,894
Net income	—	—	—	—	—	—	—	51,715	2,746	54,461
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(2,790)	(2,790)
Foreign currency translation adjustments	—	—	—	—	—	—	13,805	—	184	13,989
Derivatives valuation, net of tax	—	—	—	—	—	—	21,632	—	—	21,632
Vesting of restricted stock units	—	—	189	2	2,370	(3,033)	—	—	—	(661)
Exercise of stock options	—	—	436	4	5,468	(1,246)	—	—	—	4,226
Excess tax benefit from equity-based awards	—	—	—	—	—	(3,066)	—	—	—	(3,066)
Equity-based compensation expense	—	—	—	—	—	8,960	—	—	—	8,960
Purchases of common stock	—	—	(2,112)	(21)	(26,847)	—	—	—	—	(26,868)

Balance as of September 30, 2009	—	$—	62,329	$623	$(247,605)	$343,502	$2,417	$326,689	$5,151	$430,777

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities
Net income	$54,461	$62,639
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,534	45,782
Amortization of contract acquisition costs	2,457	1,625
Provision for doubtful accounts	1,298	780
Loss on disposal of assets	1,558	65
Impairment losses	4,587	1,033
Deferred income taxes	5,569	(38)
Excess tax benefit from equity-based awards	(3,066)	(997)
Equity-based compensation expense	8,960	7,889
(Gain) loss on foreign currency derivatives	(189)	675
Other	514	—
Changes in assets and liabilities:
Accounts receivable	39,781	15,034
Prepaids and other assets	(609)	(10,472)
Accounts payable and accrued expenses	(4,540)	15,412
Deferred revenue and other liabilities	(1,637)	(14,128)

Net cash provided by operating activities	152,678	125,299

Cash flows from investing activities
Purchases of property, plant and equipment	(19,092)	(51,728)
Settlement of foreign currency contracts for net investment hedging	(1,727)	—
Payment for contract acquisition costs	(3,900)	(763)

Net cash used in investing activities	(24,719)	(52,491)

Cash flows from financing activities
Proceeds from line of credit	716,060	779,170
Payments on line of credit	(796,860)	(735,870)
Payments on capital lease obligations and equipment financing	(1,229)	(1,203)
Payments of debt refinancing fees	—	(1,105)
Dividends distributed to non-controlling interest	(2,790)	(1,428)
Proceeds from exercise of stock options	4,226	2,933
Purchase of treasury stock	(26,868)	(73,842)

Net cash used in financing activities	(107,461)	(31,345)

Effect of exchange rate changes on cash and cash equivalents	6,449	(9,546)

Increase in cash and cash equivalents	26,947	31,917
Cash and cash equivalents, beginning of period	87,942	91,239

Cash and cash equivalents, end of period	$114,889	$123,156

Supplemental disclosures
Cash paid for interest	$2,269	$3,822

Cash paid for income taxes	$18,765	$19,191

Non-cash investing and financing activities
Acquisition of equipment through installment purchase agreements	$3,294	$—

Recognition of asset retirement obligations	$63	$—

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) OVERVIEW AND BASIS OF PRESENTATION
Overview
TeleTech Holdings, Inc. and its subsidiaries (“TeleTech” or the “Company”) serve their clients through the primary business of Business Process Outsourcing (“BPO”), which provides outsourced business process, customer management and marketing services for a variety of industries via operations in the U.S., Argentina, Australia, Brazil, Canada, China, Costa Rica, England, Germany, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, South Africa and Spain.
Basis of Presentation
The Consolidated Financial Statements are comprised of the accounts of TeleTech, its wholly owned subsidiaries and its 55% equity ownership in Percepta, LLC. On December 22, 2008, as discussed in Note 2, Newgen Results Corporation, a wholly-owned subsidiary of the Company, filed a voluntary petition for liquidation under Chapter 7 in the United States Bankruptcy Court for the District of Delaware. According to the authoritative guidance, consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Accordingly, the Company deconsolidated Newgen Results Corporation as of December 22, 2008.
The accompanying unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Financial Statements do reflect all adjustments (consisting only of normal recurring entries) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of September 30, 2009, and the consolidated results of operations of the Company for the three and nine months ended September 30, 2009 and 2008, and the cash flows of the Company for the nine months ended September 30, 2009 and 2008. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The Company has evaluated all subsequent events through October 28, 2009, the date the financial statements were issued.
These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2008.
Effective January 1, 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting guidance for non-controlling interests which changed the accounting for and reporting of minority interest (now called noncontrolling interest) in a subsidiary in the Company’s consolidated financial statements. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on the Company’s previously reported financial position or results of operations. Refer to Note 11 for additional information on the adoption of this amended guidance.
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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Recently Issued Accounting Pronouncements
In December 2007, the FASB issued new accounting guidance on business combinations and non-controlling interests in consolidated financial statements. The new guidance changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for the Company beginning January 1, 2009. The adoption of this pronouncement did not have a material impact on the Company’s results of operations, financial position or cash flows.
Effective January 1, 2009, the Company adopted new accounting guidance for accounting for transfers of financial assets that concludes that a transferor and transferee should not separately account for a transfer of a financial asset and a related repurchase financing unless the two transactions have a valid and distinct business or economic purpose for being entered into separately and the repurchase financing does not result in the initial transferor regaining control over the financial asset. The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or cash flows.
Effective January 1, 2009, the Company adopted new accounting guidance on disclosures about derivative instruments and hedging activities. The new guidance provides disclosure requirements related to (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The new disclosures are expanded to include more tables and discussion about the qualitative aspects of the Company’s hedging strategies. Effective in the second quarter of 2009, the Company adopted guidance requiring fair value disclosures be made on a quarterly basis, and providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. As the guidance requires only additional disclosures, adoption did not affect the Company’s results of operations, financial position, or cash flows.
Effective in the second quarter of 2009, the Company adopted new accounting guidance regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased and when transactions are not orderly. This new guidance provides guidelines for making fair value measurements more consistent with the principles presented in existing fair value guidance. The new guidance reaffirms the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This new guidance did not have a material impact on the Company’s results of operations, financial position or cash flows.
In the second quarter of 2009, TeleTech adopted new accounting guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The new guidance is intended to bring greater consistency to the timing of impairment recognition and to provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. It also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This new guidance did not have a material impact on the Company’s results of operations, financial position or cash flows.
Effective in the second quarter of 2009, the Company adopted new accounting guidance regarding general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The new guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. See Note 1, “Basis of Presentation” for the related disclosures. The adoption of the new guidance did not have a material impact on the Company’s results of operations, financial position or cash flows.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification” or “ASC”). The Codification is the single source of authoritative Generally Accepted Accounting Principles (“GAAP”) in the United States to be applied by all nongovernmental U.S. entities. The Codification is effective for interim and annual periods ending after September 15, 2009, or as of July 1, 2009 for TeleTech. The adoption of the Codification did not have an impact on the Company’s results of operations, financial position, or cash flows.
In June 2009, the FASB issued a new financial accounting statement that will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to the transferred financial assets. The new statement eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The standard is effective for TeleTech beginning January 1, 2010. The Company does not expect that the new statement will have a material impact on its results of operations, financial position, or cash flows.
In June 2009, the FASB issued a new financial accounting statement that changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The standard is effective for TeleTech beginning January 1, 2010. The Company does not expect that the new statement will have a material impact on its results of operations, financial position, or cash flows.
In September 2009, the FASB issued new revenue guidance that requires an entity to apply the relative selling price allocation method in order to estimate a selling price for all units of accounting, including delivered items when vendor-specific objective evidence or acceptable third-party evidence does not exist. The new guidance is effective for revenue arrangements entered into or materially modified beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year. The Company is assessing the potential impact the new guidance will have on its results of operations, financial position, or cash flows.
(2) DECONSOLIDATION OF A SUBSIDIARY
On December 22, 2008, Newgen Results Corporation, a wholly-owned subsidiary of the Company, filed a voluntary petition for liquidation under Chapter 7 in the United States Bankruptcy Court for the District of Delaware. According to the authoritative literature, a consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Under these rules, legal reorganization or bankruptcy represents conditions that can preclude consolidation as control rests with the Bankruptcy Court, rather than the majority owner. Accordingly, the Company deconsolidated Newgen Results Corporation as of December 22, 2008. As a result, the Company has reflected its negative investment of $4.9 million on the Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following condensed financial statements of Newgen Results Corporation have been prepared in accordance with the accounting guidance for reporting by entities who are in reorganization under the bankruptcy codes, which requires the liabilities subject to compromise by the Bankruptcy Court to be reported separately from the liabilities not subject to compromise. All liabilities included in the condensed financial statements below are subject to compromise and represent the current estimate of the amount of known or potential pre-petition claims that are subject to final settlement. Such claims remain subject to future adjustments. Amounts below are stated in thousands.

	September 30,	December 31,	December 22,
	2009	2008	2008
Total current assets	$1,700	$1,700	$1,700
Total noncurrent assets	2,379	2,379	3,110

Total assets	4,079	4,079	4,810

Total current liabilities	$7,886	$7,886	$3,931
Total noncurrent liabilities	—	—	5,744

Total liabilities	7,886	7,886	9,675
Total stockholders’ deficit	(3,807)	(3,807)	(4,865)

Total liabilities and stockholders’ deficit	$4,079	$4,079	$4,810

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present certain financial data by segment (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
North American BPO	$215,949	$245,945	$674,827	$776,856
International BPO	65,575	103,165	212,239	297,306
Database Marketing and Consulting	—	—	—	—

Total	$281,524	$349,110	$887,066	$1,074,162

Income (loss) from operations
North American BPO	$30,882	$20,337	$84,623	$81,206
International BPO	(2,899)	6,969	(13,253)	4,922
Database Marketing and Consulting	—	(65)	—	(424)

Total	$27,983	$27,241	$71,370	$85,704

	September 30,	December 31,
	2009	2008

Assets
North American BPO	$426,557	$483,187
International BPO	202,195	185,755
Database Marketing and Consulting	—	—

Total	$628,752	$668,942

The following table presents revenue based upon the geographic location where the services were provided (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue
United States	$98,504	$93,794	$310,055	$304,012
Philippines	78,634	75,802	235,724	212,305
Latin America	47,513	79,953	152,378	239,167
Europe	25,380	39,798	86,127	115,693
Canada	18,783	36,206	66,610	123,836
Asia Pacific	4,581	22,663	20,845	77,687
Africa	8,129	894	15,327	1,462

Total	$281,524	$349,110	$887,066	$1,074,162

(4) SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS
The Company had one client, T-Mobile, that contributed in excess of 10% of total revenue for the three months ended September 30, 2009. This client contributed 10.3% and 9.6% of total revenue for the three and nine months ended September 30, 2009, respectively, and had $27.9 million outstanding in accounts receivable at September 30, 2009. For the three and nine months ended September 30, 2008, the Company had one client, Sprint Nextel, which contributed 12.0% and 13.9%, respectively, of total revenue and had $20.4 million outstanding in accounts receivable at December 31, 2008.
The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs ongoing credit evaluations of its clients and maintains allowances for uncollectible accounts. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk exists as of September 30, 2009.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(5) GOODWILL
Goodwill consisted of the following (amounts in thousands):

	December 31,			Effect of Foreign	September 30,
	2008	Acquisitions	Impairments	Currency	2009

North American BPO	$35,885	$—	$—	$—	$35,885
International BPO	8,265	—	—	998	9,263

Total	$44,150	$—	$—	$998	$45,148

The Company performs a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test in the fourth quarter each year, or more frequently if indicators of impairment exist. During the quarter ended September 30, 2009, the Company assessed whether any such indicators of impairment exist, and concluded there were no indicators of impairment.
(6) DERIVATIVES
Cash Flow Hedges
The Company enters into foreign exchange forward and option contracts to reduce its exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets reflect the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflect the Company’s creditworthiness. As of September 30, 2009, the Company has not experienced, nor does it anticipate any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain and loss in derivative valuation in Accumulated Other Comprehensive Income (Loss) for the three and nine months ended September 30, 2009 and 2008 (amounts in thousands and net of tax):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Aggregate unrealized net (loss) gain at beginning of period	$(5,754)	$(1,279)	$(21,180)	$21,417
Net gain (loss) from change in fair value of cash flow hedges	4,074	(6,042)	11,467	(22,398)
Net gain (loss) reclassified to earnings from effective hedges	(2,132)	881	(10,165)	7,221

Aggregate unrealized net gain (loss) at end of period	$452	$(8,202)	$452	$(8,202)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company’s cash flow hedging instruments as of September 30, 2009 and December 31, 2008 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

				% Maturing
	Local Currency	U.S. Dollar		in the Next 12	Contracts Maturing
As of September 30, 2009	Notional Amount	Notional Amount		Months	Through
Canadian Dollar	21,900	$18,101		67.1%	December 2011
Canadian Dollar Call Options	27,000	24,097		81.1%	December 2010
Philippine Peso	4,480,906	95,450	[1]	88.6%	February 2011
Argentine Peso	28,250	7,881	[2]	100.0%	May 2010
Mexican Peso	494,000	37,139		80.9%	September 2011
South African Rand	57,500	5,230		100.0%	February 2010
British Pound Sterling	1,796	3,195	[3]	71.4%	March 2011

		$191,093

	Local Currency	U.S. Dollar
As of December 31, 2008	Notional Amount	Notional Amount
Canadian Dollar	88,300	$77,865
Canadian Dollar Call Options	44,400	39,305
Philippine Peso	6,656,909	150,418	[1]
Argentine Peso	102,072	29,054	[2]
Mexican Peso	856,500	70,530
South African Rand	92,000	8,399
British Pound Sterling	1,725	2,537	[3]

		$378,108

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars, Australian dollars and British pound sterling, which are translated into equivalent U.S. dollars on September 30, 2009 and December 31, 2008.

(2)	Includes contracts to purchase Argentine pesos in exchange for Euros, which are translated into equivalent U.S. dollars on September 30, 2009 and December 31, 2008.

(3)	Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on September 30, 2009 and December 31, 2008.
Hedge of Net Investment
In 2008, the Company entered into a foreign exchange forward contract to hedge its net investment in a foreign operation which was settled in May 2009. Changes in fair value of the Company’s net investment hedge are recorded in the cumulative translation adjustment in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets offsetting the change in the cumulative translation adjustment attributable to the hedged portion of the Company’s net investment in the foreign operation. Gains and losses from the settlements of the Company’s net investment hedge remain in Accumulated Other Comprehensive Income (Loss) until partial or complete liquidation of the applicable net investment. A loss of $1.2 million from the settlements of net investment hedges is recorded in Accumulated Other Comprehensive Income (Loss) as of September 30, 2009.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Fair Value Hedges
The Company enters into foreign exchange forward contracts to hedge against translation gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges, as well as the offsetting gain or loss on the hedged asset or liability, are recognized in earnings in the same line item, Other, net. As of September 30, 2009, the total notional amount of the Company’s forward contracts used as fair value hedges was $34.3 million.
Embedded Derivatives
In addition to hedging activities, the Company’s foreign subsidiaries in Argentina and Mexico are parties to U.S. dollar denominated lease contracts which the Company has determined contain embedded derivatives. As such, the Company bifurcates the embedded derivative features of the lease contracts and values these features as foreign currency derivatives.
Derivative Valuation and Settlements
The Company’s derivatives as of September 30, 2009 and December 31, 2008 were as follows (amounts in thousands):

	September 30, 2009
	Designated as hedging
	instruments		Not designated as hedging instruments
	Foreign	Foreign	Foreign	Foreign
Derivative contracts:	Exchange	Exchange	Exchange	Exchange	Leases
			Option and
			Forward		Embedded
Derivative classification:	Cash Flow	Net Investment	Contracts	Fair Value	Derivative

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$6,733	$—	$179	$31	$15
Other noncurrent assets	2,257	—	—	—	—
Other current liabilities	(7,170)	—	(86)	(184)	(121)
Other noncurrent liabilities	(90)	—	—	—	(396)

Total fair value of derivatives, net	$1,730	$—	$93	$(153)	$(502)

	December 30, 2008
	Designated as hedging
	instruments		Not designated as hedging instruments
	Foreign	Foreign	Foreign	Foreign
Derivative contracts:	Exchange	Exchange	Exchange	Exchange	Leases
			Option and
			Forward		Embedded
Derivative classification:	Cash Flow	Net Investment	Contracts	Fair Value	Derivative

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$1,926	$—	$—	$—	$—
Other noncurrent assets	2,297	—	—	—	9
Other current liabilities	(30,757)	(113)	—	(44)	(130)
Other noncurrent liabilities	(6,555)	—	—	—	(1,355)

Total fair value of derivatives, net	$(33,089)	$(113)	$—	$(44)	$(1,476)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The effect of derivative instruments on the Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the three months ended September 30, 2009 and 2008 were as follows (amounts in thousands):

	Three Months Ended September 30,
	2009		2008
	Designated as hedging instruments		Designated as hedging instruments
Derivative contracts:	Foreign Exchange	Foreign Exchange	Foreign Exchange	Foreign Exchange
Derivative classification:	Cash Flow	Net Investment	Cash Flow	Net Investment
Amount of gain or (loss) recognized in other comprehensive income — effective portion, net of tax:	$4,074	$—	$(6,042)	$—

Amount and location of net gain or (loss) reclassified from accumulated OCI to income — effective portion:
Revenue	$(3,496)	$—	$1,445	$—

Amount and location of net gain or (loss) reclassified from accumulated OCI to income — ineffective portion and amount excluded from effectiveness testing:
Other, net	$—	$—	$—	$—

	Three Months Ended September 30,
	2009			2008
	Not designated as hedging instruments			Not designated as hedging instruments
Derivative contracts:	Foreign Exchange		Leases	Foreign Exchange		Leases
	Option and		Embedded	Option and		Embedded
Derivative classification:	Forward Contracts	Fair Value	Derivative	Forward Contracts	Fair Value	Derivative

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Operations:
Cost of services	$—	$—	$97	$—	$—	$(297)
Other, net	60	319	—	—	169	—

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The effect of derivative instruments on the Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the nine months ended September 30, 2009 and 2008 were as follows (amounts in thousands):

	Nine Months Ended September 30,
	2009		2008
	Designated as hedging instruments		Designated as hedging instruments
Derivative contracts:	Foreign Exchange	Foreign Exchange	Foreign Exchange	Foreign Exchange
Derivative classification:	Cash Flow	Net Investment	Cash Flow	Net Investment

Amount of gain or (loss) recognized in other comprehensive income — effective portion, net of tax:	$11,467	$(1,727)	$(22,398)	$—

Amount and location of net gain or (loss) reclassified from accumulated OCI to income — effective portion:
Revenue	$(16,664)	$—	$11,838	$—

Amount and location of net gain or (loss) reclassified from accumulated OCI to income — ineffective portion and amount excluded from effectiveness testing:
Other, net	$—	$—	$—	$—

	Nine Months Ended September 30,
	2009			2008
	Not designated as hedging instruments			Not designated as hedging instruments
Derivative contracts:	Foreign Exchange		Leases	Foreign Exchange		Leases
	Option and		Embedded	Option and		Embedded
Derivative classification:	Forward Contracts	Fair Value	Derivative	Forward Contracts	Fair Value	Derivative

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Operations:
Cost of services	$—	$—	$975	$—	$—	$(675)
Other, net	(73)	(638)	—	—	1,014	—
(7) FAIR VALUE
The authoritative guidance for fair value measurements establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires that the Company maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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
On January 1, 2009, the Company adopted a newly issued accounting standard for fair value measurements of all non-financial assets and liabilities recognized on a non-recurring basis, Adoption of this standard did not have a significant impact on the Company’s results of operations, financial position or cash flows.
The following presents information as of September 30, 2009 of the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.
Accounts Receivable and Payable — The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Debt — The Company’s debt is reflected in the accompanying balance sheets at amortized cost. Debt consists primarily of the Company’s Credit Facility, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Facility agreement). As of September 30, 2009, the Company had no borrowings outstanding under the Company’s Credit Facility. Based upon average outstanding borrowings during the third quarter of 2009, the Company’s average borrowing rate was approximately 1.2% per annum.
Derivatives — Net derivative assets (liabilities) measured at fair value on a recurring basis included the following as of September 30, 2009 (amounts in thousands):

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$1,730	$—	$1,730
Fair value hedges	—	(153)	—	(153)
Embedded derivatives	—	(502)	—	(502)
Option and Forward Contracts	—	93	—	93

Total net derivative asset (liability)	$—	$1,168	$—	$1,168

The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of September 30, 2009, credit risk did not materially change the fair value of the Company’s foreign currency forward and option contracts.
Money Market Investments — The Company invests in various well-diversified money market funds which are managed by financial institutions. These money market funds are not publicly traded, but have historically been highly liquid. The value of the money market funds is determined by the banks based upon the funds’ net asset values (“NAV”). All of the money market funds currently permit daily investments and redemptions at a $1.00 NAV.
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
The following is a summary of the Company’s fair value measurements as of September 30, 2009 (amounts in thousands):

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$—	$6,408	$—
Derivative instruments	—	1,168	—

Total assets	$—	$7,576	$—

Liabilities
Deferred compensation plan liability	$—	$(3,032)	$—

Total liabilities	$—	$(3,032)	$—

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(8) INCOME TAXES
The Company accounts for income taxes in accordance with the accounting literature for income taxes, which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the Consolidated Financial Statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. When circumstances warrant, the Company assesses the likelihood that its net deferred tax assets will more likely than not be recovered from future projected taxable income.
The Company has protested one issue to the appeals branch of the Internal Revenue Service for an administrative resolution arising from a federal tax audit for which no tax benefit has been recorded. The Company has been notified of the intent to audit, or is currently under audit of income taxes in Brazil, Malaysia, the Philippines and the United Kingdom for various open tax years. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.
As of September 30, 2009, the Company had $48.4 million of deferred tax assets (after a $35.4 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $43.2 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability. During the third quarter 2009, the Company recorded $2.9 million of valuation allowance in the U.S. and international tax jurisdictions for deferred tax assets that do not meet the more than likely standard for recoverability.
The effective tax rate for the three and nine months ended September 30, 2009 was 24.5% and 25.3%, respectively. The effective tax rate for the three and nine months ended September 30, 2008 was 20.3% and 24.8%, respectively.
(9) RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES
Restructuring Charges
During the three and nine months ended September 30, 2009, the Company undertook a number of restructuring activities primarily associated with reductions in the Company’s capacity and workforce in both the North American and International BPO segments to better align the capacity and workforce with current business needs.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
A summary of the expenses recorded for the three and nine months ended September 30, 2009 and 2008, respectively, is as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
North American BPO
Reduction in force	$552	$603	$4,120	$731
Facility exit charges	115	885	587	885
Revision of prior estimates	(239)	—	(1,374)	—

Total	$428	$1,488	$3,333	$1,616

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
International BPO
Reduction in force	$263	$527	$1,513	$3,098
Facility exit charges	12	—	168	—
Revision of prior estimates	—	—	—	—

Total	$275	$527	$1,681	$3,098

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Database Marketing and Consulting
Reduction in force	$—	$—	$—	$8
Facility exit charges	—	—	—	—
Revision of prior estimates	—	—	—	(65)

Total	$—	$—	$—	$(57)

During the three months ended September 30, 2009, the Company determined that $0.2 million of previously recorded restructuring expense will not be paid and was thus reversed.
During the nine months ended September 30, 2009, the Company determined that $0.7 million of previously recorded restructuring expense will be reimbursed from the primary client in the delivery centers being closed, and $0.7 million previously recorded will not be paid; these amounts were reversed against restructuring charge expenses.
A roll-forward of the activity in the Company’s restructuring accruals is as follows (amounts in thousands):

	Closure of
	Delivery	Reduction in
	Centers	Force	Total

Balance as of December 31, 2008	$2,113	$—	$2,113
Expense	755	5,633	6,388
Payments	(715)	(4,336)	(5,051)
Revision of prior estimates	(1,324)	(50)	(1,374)

Balance as of September 30, 2009	$829	$1,247	$2,076

Of the remaining accrued costs, $1.7 million are expected to be paid during 2009, with the remainder to be paid thereafter.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Impairment Losses
During 2009, the Company made the decision to exit certain delivery centers, in both its North American and International BPO segments, to better align capacity with current business needs. As a result of the decision to exit certain delivery centers, the Company evaluated the recoverability of its leasehold improvement assets at certain delivery centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. The Company used Level 3 inputs for its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. The Company had no impairment charges for the three months ended September 30, 2009. For the three months ended September 30, 2008, the Company recognized impairment losses related to the recoverability of its leasehold improvement assets of $1.0 million in its North American BPO segment.
During the nine months ended September 30, 2009, the Company recognized impairment losses of $2.8 million in its International BPO segment, related to the exiting of $2.0 million of certain delivery centers during the first quarter of 2009 and an $0.8 million impairment loss recognized in the second quarter based on the Company’s evaluation of the recoverability of its leasehold improvement assets. During the nine months ended September 30, 2009 and 2008, the Company recognized impairment losses of $1.8 million and $1.0 million, respectively, in its North American BPO segment based on the Company’s evaluation of the recoverability of its leasehold improvement assets.
(10) COMMITMENTS AND CONTINGENCIES
Letters of Credit
As of September 30, 2009, outstanding letters of credit and other performance guarantees totaled approximately $5.3 million, which primarily guarantee workers’ compensation and other insurance related obligations.
Guarantees
The Company’s Credit Facility is guaranteed by a majority of the Company’s domestic subsidiaries.
The Company has a corporate aircraft financed under a synthetic operating lease. The lease term is five years and expires in the first quarter of 2010. During the lease term, the Company has the option to return the aircraft, purchase the aircraft at a fixed price, or renew the lease with the lessor. During the three months ended September 30, 2009, the Company allowed the option to return the aircraft to lapse. The Company is currently evaluating whether to exercise its purchase option under the lease, or renew the lease. The current estimated fair market value of the aircraft is greater than the fixed purchase price of the aircraft under the lease terms.
Legal Proceedings
On January 25, 2008, a class action lawsuit was filed in the United States District Court for the Southern District of New York entitled Beasley v. TeleTech Holdings, Inc., et al. against TeleTech, certain current directors and officers and others alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act. The complaint alleges, among other things, false and misleading statements in the Registration Statement and Prospectus in connection with (i) a March 2007 secondary offering of common stock and (ii) various disclosures made and periodic reports filed by the Company between February 8, 2007 and November 8, 2007. On February 25, 2008, a second nearly identical class action complaint, entitled Brown v. TeleTech Holdings, Inc., et al., was filed in the same court. On May 19, 2008, the actions described above were consolidated under the caption In re: TeleTech Litigation and lead plaintiff and lead counsel were approved. On October 21, 2009, the Company and the other defendants named executed a stipulation of settlement with the lead plaintiffs to settle the consolidated class action lawsuit. The settlement is subject to various conditions including preliminary approval by the United States District Court for the Southern District of New York, notice to class members, a final hearing and final approval by the District Court. The total settlement amount to be paid under the stipulation of settlement will be covered by the Company’s insurance carriers.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On July 28, 2008, a shareholder derivative action was filed in the Court of Chancery, State of Delaware, entitled Susan M. Gregory v. Kenneth D. Tuchman, et al., against certain of TeleTech’s former and current officers and directors alleging, among other things, that the individual defendants breached their fiduciary duties and were unjustly enriched in connection with: (i) equity grants made in excess of plan limits; and (ii) manipulating the grant dates of stock option grants from 1999 through 2008. TeleTech is named solely as a nominal defendant against whom no recovery is sought. On October 26, 2009, the Company and other defendants in the derivative action executed a stipulation of settlement with the lead plaintiffs to settle the derivative action. The settlement is subject to various conditions including approval by the Court of Chancery, State of Delaware. The Company will pay $227,000 of the total settlement amount, which amount payable by the Company has been previously accrued for, and the rest of the settlement amount will be covered by the Company’s insurance carriers.
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
(11) COMPREHENSIVE INCOME (LOSS)
The following table sets forth comprehensive income (loss) for the periods indicated (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$21,457	$21,096	$54,461	$62,639
Foreign currency translation adjustments	6,396	(26,284)	13,989	(20,684)
Derivatives valuation, net of tax	6,207	(6,922)	21,632	(29,618)

Total comprehensive income (loss)	$34,060	$(12,110)	$90,082	$12,337

Comprehensive income attributable to noncontrolling interest	(812)	(936)	(2,930)	(3,008)

Comprehensive income (loss) attributable to TeleTech	$33,248	$(13,046)	$87,152	$9,329

The following table reconciles equity attributable to noncontrolling interest (amounts in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Noncontrolling interest, January 1	$5,011	$3,555
Net income attributable to noncontrolling interest	2,746	2,992
Dividends distributed to noncontrolling interest	(2,790)	(1,428)
Foreign currency translation adjustments	184	16

Noncontrolling interest, September 30	$5,151	$5,135

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(12) NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted shares for the periods indicated (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Shares used in basic earnings per share calculation	62,159	68,217	63,051	69,373
Effect of dilutive securities — Stock options	987	1,289	636	1,549
Effect of dilutive securities — RSUs	686	2	435	—

Shares used in dilutive earnings per share calculation	63,832	69,508	64,122	70,922

For the three months ended September 30, 2009 and 2008, options to purchase 0.3 million and 0.3 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti—dilutive. For the nine months ended September 30, 2009 and 2008, options to purchase 0.8 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti—dilutive. For the three months ended September 30, 2009 and 2008, restricted stock units (“RSUs”) of 0.6 million and 1.2 million, respectively, and for the nine months ended September 30, 2009 and 2008, RSUs of 0.9 million and 1.3 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
(13) EQUITY-BASED COMPENSATION PLANS
The Company has adopted the revised authoritative guidance for equity-based compensation and applied the modified prospective method for expensing equity compensation. All equity—based payments to employees are recognized in the Consolidated Statements of Operations and Other Comprehensive Income (Loss) at the fair value of the award on the grant date. The fair values of all stock options granted by the Company are estimated on the date of grant using the Black—Scholes—Merton Model.
Stock Options
As of September 30, 2009, there was approximately $0.7 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to unvested option arrangements granted under the Company’s equity plans. The Company recognizes compensation expense straight—line over the vesting term of the option grant. The Company recognized compensation expense related to stock options of $0.6 million and $1.5 million for the three months ended September 30, 2009 and 2008, respectively. The Company recognized compensation expense related to stock options of $2.1 million and $3.3 million for the nine months ended September 30, 2009 and 2008, respectively.
Restricted Stock Unit Grants
During the nine months ended September 30, 2009 and 2008, the Company granted 879,299 and 432,000 RSUs, respectively, to new and existing employees, which vest in equal installments over four years. The Company recognized compensation expense related to RSUs of $2.3 million and $6.9 million for the three and nine months ended September 30, 2009, respectively, and $1.7 million and $4.6 million for the three and nine months ended September 30, 2008, respectively. As of September 30, 2009, there was approximately $29.6 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.
As of September 30, 2009 and 2008, the Company also had performance-based RSUs outstanding that vest based on the Company achieving specified operating income performance targets in 2009 and 2008. The Company determined that it was not probable these performance targets would be met; therefore no expense was recognized for the three and nine months ended September 30, 2009 and 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10—K for the year ended December 31, 2008. Except for historical information, the discussion below contains certain forward—looking statements that involve risks and uncertainties. The projections and statements contained in these forward—looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward—looking statements.
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
This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business and should be read in conjunction with the more detailed cautionary statements included in our 2008 Annual Report on Form 10-K under the caption Item 1A. “Risk Factors,” in this 10-Q document under the caption Item 1A. “Risk Factors”, in our other Securities and Exchange Commission filings and our press releases.
Executive Summary
TeleTech is one of the largest and most geographically diverse global providers of business process outsourcing solutions. We have a 27-year history of designing, implementing and managing critical business processes for Global 1000 companies to help them improve their customers’ experience, expand their strategic capabilities and increase their operating efficiencies. By delivering a high-quality customer experience through the effective integration of customer-facing, front-office processes with internal back-office processes, we enable our clients to better serve, grow and retain their customer base. We have developed deep vertical industry expertise and support more than 250 BPO programs serving approximately 90 global clients in the automotive, broadband, cable, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel, wireline and wireless communication industries.

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
Revenue in 2009 decreased over the prior year due to the global economic slowdown resulting in a decline in our current call volumes, delayed client purchasing decisions along with the continued migration of several of our clients to our offshore delivery centers. Nevertheless, we believe that our revenue will continue to grow over the long-term as global demand for our services is fueled by the following trends:
•	Integration of front- and back-office business processes to provide increased operating efficiencies and an enhanced customer experience especially in light of the weakening global economic environment. Companies have realized that integrated business processes reduce operating costs and allow customer needs to be met more quickly and efficiently resulting in higher customer satisfaction and brand loyalty thereby improving their competitive position. A majority of our historic revenue has been derived from providing customer-facing front-office solutions to our clients. Given that our global delivery centers are also fully capable of providing back-office solutions, we are uniquely positioned to grow our revenue by winning more back-office opportunities and providing the services during non-peak hours with minimal incremental investment. Furthermore, by spreading our fixed costs across a larger revenue base and increasing our asset utilization, we expect our profitability to improve over time.

•	Increasing percentage of company operations being outsourced to most capable third-party providers. Having experienced success with outsourcing a portion of their business processes, companies are increasingly inclined to outsource a larger percentage of this work. We believe companies will continue to consolidate their business processes with third-party providers, such as TeleTech, who are financially stable and able to invest in their business while also demonstrating an extensive global operating history and an ability to cost effectively scale to meet their evolving needs.

•	Increasing adoption of outsourcing across broader groups of industries. Early adopters of the business process outsourcing trend, such as the media and communications industries, are being joined by companies in other industries, including healthcare, retail and financial services. These companies are beginning to adopt outsourcing to improve their business processes and competitiveness. For example, we have seen an increase in interest of our services for companies in the healthcare, retail and financial services industries. We believe the number of other industries that will adopt or increase their level of outsourcing will continue to grow, further enabling us to increase and diversify our revenue and client base.

•	Focus on speed-to-market by companies launching new products or entering new geographic locations. As companies broaden their product offerings and seek to enter new emerging markets, they are looking for outsourcing providers that can provide speed-to-market while reducing their capital and operating risk. To achieve these benefits, companies are seeking BPO providers with an extensive operating history, an established global footprint, the financial strength to invest in innovation to deliver more strategic capabilities and the ability to scale and meet customer demands quickly. Given our financial stability, geographic presence in 17 countries and our significant investment in standardized technology and processes, we believe that clients select TeleTech because we can quickly ramp large, complex business processes around the globe in a short period of time while assuring a high-quality experience for our clients’ customers.

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
Our business strategy to increase revenue, profitability and our industry position includes the following elements:
•	Capitalize on the favorable trends in the global outsourcing environment, which we believe will include more companies that want to:
•	Adopt or increase BPO services;

•	Consolidate outsourcing providers with those that have a solid financial position, capital resources to sustain a long-term relationship and globally diverse delivery capabilities across a broad range of solutions;

•	Modify their approach to outsourcing based on total value delivered versus the lowest priced provider; and

•	Better integrate front- and back-office processes;
•	Deepen and broaden our relationships with existing clients;

•	Win business with new clients and focus on targeted industries where we expect accelerating adoption of business process outsourcing;

•	Continue to invest in innovative proprietary technology and new business offerings;

•	Continue to diversify revenue into higher-margin offerings such as professional services, talent acquisition, learning services and our hosted TeleTech OnDemand™ capabilities;

•	Continue to improve our operating margins through selective cost cutting initiatives and increased asset utilization of our globally diverse delivery centers;

•	Scale our work-from-home initiative to increase operational flexibility; and

•	Selectively pursue acquisitions that extend our capabilities, geographic reach and/or industry expertise.

Our Third Quarter 2009 Financial Results
In 2009, our third quarter revenue decreased 19.4% to $281.5 million over the year-ago period, which includes a decrease of 3.4% or $11.7 million due to fluctuations in foreign currency rates. Our third quarter 2009 income from operations increased 2.7% to $28.0 million or 9.9% of revenue from $27.2 million or 7.8% of revenue in the year-ago period. This revenue decrease is due to a decline in existing client volumes in light of the current global recessionary economic environment, the continued migration of several of our clients to our offshore delivery centers and proactively managing underperforming business and geographies out of our portfolio. Income from operations for the third quarter of 2009 and 2008 included $0.7 million and $3.0 million of restructuring charges and asset impairment, respectively.
We have experienced growth in our offshore delivery centers, which serve clients based both in North America and in other countries. Revenue in these offshore locations was $140.7 million and represents 50% of our total revenue in the third quarter of 2009. Our offshore delivery capacity now spans seven countries with approximately 25,000 workstations and currently represents 70% of our global delivery capabilities.
Our strong financial position due to our cash flow from operations and low debt levels allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows. At September 30, 2009, we had $114.9 million of cash and cash equivalents and a total debt to total capitalization ratio of 2.0%.
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
We have historically experienced annual attrition of existing client programs of approximately 7% to 15% of our revenue. Attrition of existing client programs during the first nine months of 2009 was 11%.
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
To some extent our profitability is influenced by the number of new client programs entered into within the period. For new programs we defer revenue related to initial training (“Training Revenue”) when training is billed as a separate component from production rates. Consequently, the corresponding training costs associated with this revenue, consisting primarily of labor and related expenses (“Training Costs”), are also deferred. In these circumstances, both the Training Revenue and Training Costs are amortized straight-line over the life of the contract. In situations where Training Revenue is not billed separately, but rather included in the production rates, there is no deferral as all revenue is recognized over the life of the contract and the associated training expenses are expensed as incurred. As of September 30, 2009, we had deferred start-up Training Revenue, net of costs, of $6.7 million that will be recognized into our income from operations over the remaining life of the corresponding contracts ($4.9 million will be recognized within the next 12 months).
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

We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of September 30, 2009, the overall capacity utilization in our multi—client delivery centers was 68% and is lower than the prior year due to a decline in existing client volumes in light of the current global recessionary economic environment. The table below presents workstation data for our multi—client delivery centers as of September 30, 2009 and 2008. Dedicated and managed delivery centers (6,545 and 9,257 workstations as of September 30, 2009 and 2008, respectively) are excluded from the workstation data as unused workstations in these facilities are not available for sale to other clients. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated delivery centers based on contractual obligations, normal changes in our business environment and/or client needs.

	September 30, 2009			September 30, 2008
	Total Production			Total Production
	Workstations	In Use	% In Use	Workstations	In Use	% In Use

Multi-client centers
Sites open <1 year	1,158	891	77%	6,095	2,732	45%
Sites open >1 year	28,272	19,153	68%	24,289	18,413	76%

Total multi-client centers	29,430	20,044	68%	30,384	21,145	70%

While historically US-based clients utilized most of our offshore delivery capabilities, we have increasingly seen clients in Europe and Asia Pacific utilize our offshore delivery capabilities and expect this trend to continue with clients in other countries. In light of this trend, we plan to continue to selectively expand into new offshore markets. For example, we believe we were one of the first multi-national BPO providers to enter the African continent. As we grow our offshore delivery capabilities and our exposure to foreign currency fluctuations increase, we continue to actively manage this risk via a multi-currency hedging program designed to minimize operating margin volatility.
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
Income Taxes
We account for income taxes in accordance with the authoritative guidance for income taxes, which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the Consolidated Financial Statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be recovered from future projected taxable income.
We continually review the likelihood that deferred tax assets will be realized in future tax periods under the “more likely than not” criterion. In making this judgment, we consider all available evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance is required.
We follow a two-step approach to recognizing and measuring uncertain tax positions. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors including changes in facts or circumstances, changes in applicable tax law, and settlement of issues under audit. We recognize interest and penalties related to uncertain tax positions in Provision for Income Taxes in our Consolidated Statements of Operations.

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
Impairment of Long—Lived Assets
We evaluate the carrying value of property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carry amount may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates.
Goodwill
We perform a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. We conduct our annual goodwill impairment test in the fourth quarter each year, or more frequently if indicators of impairment exist. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in the business climate, unanticipated competition and/or slower than expected growth rates, among others. During the quarter ended September 30, 2009, we assessed whether any such indicators of impairment exist, and concluded there were no indicators of impairment.
Restructuring Liability
We routinely assess the profitability and utilization of our delivery centers and existing markets. In some cases, we have chosen to close under—performing delivery centers and complete reductions in workforce to enhance future profitability. We recognize certain liabilities when the severance liabilities are determined to be probable and reasonably estimable. Liabilities for costs associated with an exit or disposal activity are recognized when the liability is incurred, rather than upon commitment to a plan.
Equity—Based Compensation
Equity-based compensation is measured at the grant date based on the estimated fair value of the award. The expense is recognized over the requisite service period, which is generally the vesting period.
Contingencies
We record a liability for pending litigation and claims when losses are both probable and reasonably estimable. Each quarter, management reviews all litigation and claims on a case-by-case basis and assigns probability of loss and range of loss.

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
Other Income
The main components of other income are miscellaneous income not directly related to our operating activities, such as foreign exchange transaction gains.
Other Expense
The main components of other expense are expenditures not directly related to our operating activities, such as foreign exchange transaction losses.
Presentation of Non—GAAP Measurements
Free Cash Flow
Free cash flow is a non—GAAP liquidity measurement. We define free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. We believe that free cash flow is useful to our investors because it measures, during a given period, the amount of cash generated that is available for debt obligations and investments other than purchases of property, plant and equipment. Free cash flow is not a measure determined by GAAP and should not be considered a substitute for “income from operations,” “net income,” “net cash provided by operating activities,” or any other measure determined in accordance with GAAP. We believe this non—GAAP liquidity measure is useful, in addition to the most directly comparable GAAP measure of “net cash provided by operating activities,” because free cash flow includes investments in operational assets. Free cash flow does not represent residual cash available for discretionary expenditures, since it includes cash required for debt service.

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net cash provided by operating activities	$58,840	$65,994	$152,678	$125,299
Purchases of property, plant and equipment	4,791	15,320	19,092	51,728

Free cash flow	$54,049	$50,674	$133,586	$73,571

We discuss factors affecting free cash flow between periods in the “Liquidity and Capital Resources” section below.

Results of Operations
Three Months Ended September 30, 2009 As Compared to Three Months Ended September 30, 2008
Operating Review
The following table is presented to facilitate an understanding of our Management’s Discussion and Analysis of Financial Condition and Results of Operations and presents our results of operations by segment for the three months ended September 30, 2009 and 2008 (amounts in thousands). We allocate to each segment its portion of corporate operating expenses. All inter—company transactions between the reported segments for the periods presented have been eliminated.

	Three Months Ended September 30,
		%of		%of
		Segment		Segment
	2009	Revenue	2008	Revenue	$ Change	% Change

Revenue
North American BPO	$215,949		$245,945		$(29,996)	-12.2%
International BPO	65,575		103,165		(37,590)	-36.4%
Database Marketing and Consulting	—		—		—	0.0%

	$281,524		$349,110		$(67,586)	-19.4%

Cost of services
North American BPO	$143,475	66.4%	$176,434	71.7%	$(32,959)	-18.7%
International BPO	51,134	78.0%	76,217	73.9%	(25,083)	-32.9%
Database Marketing and Consulting	—	0.0%	15	0.0%	(15)	-100.0%

	$194,609	69.1%	$252,666	72.4%	$(58,057)	-23.0%

Selling, general and administrative
North American BPO	$31,403	14.5%	$36,381	14.8%	$(4,978)	-13.7%
International BPO	11,162	17.0%	14,731	14.3%	(3,569)	-24.2%
Database Marketing and Consulting	—	0.0%	45	0.0%	(45)	-100.0%

	$42,565	15.1%	$51,157	14.7%	$(8,592)	-16.8%

Depreciation and amortization
North American BPO	$9,761	4.5%	$10,272	4.2%	$(511)	-5.0%
International BPO	5,903	9.0%	4,721	4.6%	1,182	25.0%
Database Marketing and Consulting	—	0.0%	5	0.0%	(5)	-100.0%

	$15,664	5.6%	$14,998	4.3%	$666	4.4%

Restructuring charges, net
North American BPO	$428	0.2%	$1,488	0.6%	$(1,060)	-71.2%
International BPO	275	0.4%	527	0.5%	(252)	-47.8%
Database Marketing and Consulting	—	0.0%	—	0.0%	—	0.0%

	$703	0.2%	$2,015	0.6%	$(1,312)	-65.1%

Impairment losses
North American BPO	$—	0.0%	$1,033	0.4%	$(1,033)	100.0%
International BPO	—	0.0%	—	0.0%	—	0.0%
Database Marketing and Consulting	—	0.0%	—	0.0%	—	0.0%

	$—	0.0%	$1,033	0.3%	$(1,033)	100.0%

Income (loss) from operations
North American BPO	$30,882	14.3%	$20,337	8.3%	$10,545	51.9%
International BPO	(2,899)	-4.4%	6,969	6.8%	(9,868)	-141.6%
Database Marketing and Consulting	—	0.0%	(65)	0.0%	65	100.0%

	$27,983	9.9%	$27,241	7.8%	$742	2.7%

Other income (expense), net	$445	0.2%	$(777)	-0.2%	$1,222	157.3%

Provision for income taxes	$(6,971)	-2.5%	$(5,368)	-1.5%	$(1,603)	-29.9%

Revenue
Revenue for North American BPO for the three months ended September 30, 2009 as compared to the same period in 2008 was $215.9 million and $245.9 million, respectively. The decrease in revenue for the North American BPO was due to net decreases in client programs of $9.2 million, along with certain program terminations of $15.9 million, and a $4.9 million decrease due to realized losses on cash flow hedges purchased to reduce our exposure to foreign currency exchange rate fluctuations for revenue delivered in a different country from where the client is located.
Revenue for International BPO for the three months ended September 30, 2009 as compared to the same period in 2008 was $65.6 million and $103.2 million, respectively. The decrease in revenue for the International BPO was due to net decreases in client programs of $10.3 million, certain program terminations of $20.5 million, and negative changes in foreign exchange translation rates causing a decrease in revenue of $6.8 million.
Our strategy of continuing to increase our offshore revenue delivery resulted in an increase in our percentage of offshore revenue. Our offshore delivery capacity represents 70% of our global delivery capabilities at September 30, 2009. Revenue in these offshore locations was $140.7 million and represented 50% of our total revenue in the third quarter of 2009. Revenue in these offshore locations was $158.6 million or 45% of total revenue in the third quarter of 2008. An important component of our growth strategy is continued international expansion which is one of several factors contributing to our higher margins along with increased technology and consulting related projects. Factors that may impact our ability to maintain our offshore operating margins include potential increases in competition for the available workforce, the trend of higher occupancy costs and foreign currency fluctuations.
Cost of Services
Cost of services for North American BPO for the three months ended September 30, 2009 as compared to the same period in 2008 was $143.5 million and $176.4 million, respectively. Cost of services as a percentage of revenue in the North American BPO decreased compared to the prior year. In absolute dollars the decrease was due to a $30.5 million decrease in employee related expenses due to lower volumes in existing client programs and program terminations, a $1.5 million decrease for telecommunications expenses due to reductions in client volume and the closure of several delivery centers, a $1.9 million decrease for rent and related expenses due to the closure of several delivery centers, offset by a $1.0 million net increase in other expenses.
Cost of services for International BPO for the three months ended September 30, 2009 as compared to the same period in 2008 was $51.1 million and $76.2 million, respectively. Cost of services as a percentage of revenue in the International BPO increased compared to the prior year. In absolute dollars the decrease was due to $21.5 million decrease in employee related expenses due to a net reduction in existing client volumes and program terminations, a $1.2 million decrease for rent and related expenses due to the closure of several delivery centers, and a $2.4 million net decrease in other expenses.
Selling, General and Administrative
Selling, general and administrative expenses for North American BPO for the three months ended September 30, 2009 as compared to the same period in 2008 were $31.4 million and $36.4 million, respectively. The expenses decreased in both absolute dollars and as a percentage of revenue. The decrease in absolute dollars reflects a decrease in employee related expenses of $3.1 million, a $0.5 million decrease in external professional fees related to our review of equity-based compensation practices and restatement of our historical financial statements completed in 2008, a $0.4 million decrease in technology costs, and a net decrease in other expenses of $1.0 million.

Selling, general and administrative expenses for International BPO for the three months ended September 30, 2009 as compared to the same period in 2008 were $11.2 million and $14.7 million, respectively. The expenses decreased in absolute dollars while increasing as a percentage of revenue. The decrease in absolute dollars reflects a decrease in employee related expenses of $2.2 million, a $0.4 million decrease in external professional fees related to our review of equity-based compensation practices and restatement of our historical financial statements completed in 2008, and a $0.9 million net decrease in other expenses.
Depreciation and Amortization
Depreciation and amortization expense on a consolidated basis for the three months ended September 30, 2009 and 2008 was $15.7 million and $15.0 million, respectively. For the North American BPO, the depreciation expense decreased in absolute value while it increased slightly as a percentage of revenue as compared to the prior year. This decrease in value was due to restructuring activities and delivery center closures which have better aligned our capacity to our operational needs. For the International BPO, the depreciation expense increased both in absolute value and as a percentage of revenue as compared to the prior year. During the quarter we shortened the useful life of certain telephony assets, resulting in the acceleration of $1.8 million of depreciation expense in the period. This increase was offset by decreases in depreciation expense due to delivery center closures which have better aligned our capacity to our operational needs.
Restructuring Charges
During the three months ended September 30, 2009, we recorded a net $0.7 million of restructuring charges compared to $2.0 million in the same period in 2008. During 2009, we undertook reductions in both our North American BPO and International BPO segments to better align our delivery centers and workforce with the current business needs. We recorded $0.8 million in severance related expenses, and a reduction of $0.1 million in delivery center closure costs over both the North American BPO and International BPO segments.
Impairment Losses
During the three months ended September 30, 2009, we recorded no impairment charges compared to $1.0 million of impairment charges in the same period in 2008.
Other Income (Expense)
For the three months ended September 30, 2009, interest income decreased to $0.6 million from $1.3 million in the same period in 2008 primarily due to lower cash and cash equivalent balances and lower interest rates. Interest expense decreased during 2009 by $1.1 million due to a lower average outstanding balance on our line of credit and lower interest rates.
Income Taxes
The effective tax rate for the three months ended September 30, 2009 was 24.5%. This compares to an effective tax rate of 20.3% in the same period of 2008. The effective tax rate for the three months ended September 30, 2009 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions.

Nine months Ended September 30, 2009 As Compared to Nine months Ended September 30, 2008
Operating Review
The following table is presented to facilitate an understanding of our Management’s Discussion and Analysis of Financial Condition and Results of Operations and presents our results of operations by segment for the nine months ended September 30, 2009 and 2008 (amounts in thousands). We allocate to each segment its portion of corporate operating expenses. All inter—company transactions between the reported segments for the periods presented have been eliminated.

	Nine Months Ended September 30,
		% of		% of
		Segment		Segment
	2009	Revenue	2008	Revenue	$ Change	% Change
Revenue
North American BPO	$674,827		$776,856		$(102,029)	-13.1%
International BPO	212,239		297,306		(85,067)	-28.6%
Database Marketing and Consulting	—		—		—	0.0%

	$887,066		$1,074,162		$(187,096)	-17.4%

Cost of services
North American BPO	$455,287	67.5%	$554,931	71.4%	$(99,644)	-18.0%
International BPO	171,213	80.7%	233,559	78.6%	(62,346)	-26.7%
Database Marketing and Consulting	—	0.0%	109	0.0%	(109)	-100.0%

	$626,500	70.6%	$788,599	73.4%	$(162,099)	-20.6%

Selling, general and administrative
North American BPO	$100,213	14.9%	$106,154	13.7%	$(5,941)	-5.6%
International BPO	35,848	16.9%	41,880	14.1%	(6,032)	-14.4%
Database Marketing and Consulting	—	0.0%	353	0.0%	(353)	-100.0%

	$136,061	15.3%	$148,387	13.8%	$(12,326)	-8.3%

Depreciation and amortization
North American BPO	$29,560	4.4%	$31,916	4.1%	$(2,356)	-7.4%
International BPO	13,974	6.6%	13,847	4.7%	127	0.9%
Database Marketing and Consulting	—	0.0%	19	0.0%	(19)	-100.0%

	$43,534	4.9%	$45,782	4.3%	$(2,248)	-4.9%

Restructuring charges, net
North American BPO	$3,333	0.5%	$1,616	0.2%	$1,717	106.3%
International BPO	1,681	0.8%	3,098	1.0%	(1,417)	-45.7%
Database Marketing and Consulting	—	0.0%	(57)	0.0%	57	100.0%

	$5,014	0.6%	$4,657	0.4%	$357	7.7%

Impairment losses
North American BPO	$1,811	0.3%	$1,033	0.1%	$778	75.3%
International BPO	2,776	1.3%	—	0.0%	2,776	100.0%
Database Marketing and Consulting	—	0.0%	—	0.0%	—	0.0%

	$4,587	0.5%	$1,033	0.1%	$3,554	100.0%

Income (loss) from operations
North American BPO	$84,623	12.5%	$81,206	10.5%	$3,417	4.2%
International BPO	(13,253)	-6.2%	4,922	1.7%	(18,175)	-369.3%
Database Marketing and Consulting	—	0.0%	(424)	0.0%	424	100.0%

	$71,370	8.0%	$85,704	8.0%	$(14,334)	-16.7%

Other income (expense), net	$1,570	0.2%	$(2,368)	-0.2%	$3,938	166.3%

Provision for income taxes	$(18,479)	-2.1%	$(20,697)	-1.9%	$2,218	10.7%

Revenue
Revenue for North American BPO for the nine months ended September 30, 2009 as compared to the same period in 2008 was $674.8 million and $776.9 million, respectively. The decrease in revenue for the North American BPO was due to a net decrease in client programs of $4.1 million, certain program terminations of $69.6 million, and a $28.4 million decrease due to realized losses on cash flow hedges purchased to reduce our exposure to foreign currency exchange rate fluctuations for revenue delivered in a different country from where the client is located.
Revenue for International BPO for the nine months ended September 30, 2009 as compared to the same period in 2008 was $212.2 million and $297.3 million, respectively. The decrease in revenue for the International BPO was due to a net increase in client programs of $13.3 million, offset by certain program terminations of $50.6 million, and negative changes in foreign exchange translation rates causing a decrease in revenue of $47.8 million.
Our strategy of continuing to increase our offshore revenue delivery resulted in an increase in our percentage of offshore revenue. Our offshore delivery capacity represents 70% of our global delivery capabilities at September 30, 2009. Revenue in these offshore locations was $425.8 million and represented 48% of our total revenue for the first nine months of 2009. Revenue in these offshore locations was $478.2 million or 45% of total revenue for the nine months of 2008. An important component of our growth strategy is continued international expansion which is one of several factors contributing to our higher margins along with increased technology and consulting related projects. Factors that may impact our ability to maintain our offshore operating margins include potential increases in competition for the available workforce, the trend of higher occupancy costs and foreign currency fluctuations.
Cost of Services
Cost of services for North American BPO for the nine months ended September 30, 2009 as compared to the same period in 2008 was $455.3 million and $554.9 million, respectively. Cost of services as a percentage of revenue in the North American BPO decreased compared to the prior year. In absolute dollars the decrease was due to an $88.0 million decrease in employee related expenses due to lower volumes in existing client programs and program terminations, a $4.7 million decrease in telecommunications expenses due to reductions in client volume and the closure of several delivery centers, a $5.6 million decrease for rent and related expenses due to the closure of several delivery centers, and a $1.3 million net decrease in other expenses.
Cost of services for International BPO for the nine months ended September 30, 2009 as compared to the same period in 2008 was $171.2 million and $233.6 million, respectively. Cost of services as a percentage of revenue in the International BPO increased compared to the prior year. In absolute dollars the decrease was due to a $55.2 million decrease in employee related expenses due to a net reduction in existing client volumes and program terminations, a $3.3 million decrease for rent and related expenses due to the closure of several delivery centers, and a $3.9 million net decrease in other expenses.
Selling, General and Administrative
Selling, general and administrative expenses for North American BPO for the nine months ended September 30, 2009 as compared to the same period in 2008 were $100.2 million and $106.2 million, respectively. The expenses decreased in absolute dollars while increasing as a percentage of revenue. The decrease in absolute dollars reflects an increase in employee related expenses primarily related to incentive compensation of $2.2 million, offset by a $4.2 million decrease in external professional fees related to our review of equity-based compensation practices and restatement of our historical financial statements completed in 2008, a $2.4 million decrease in technology costs, and a $1.6 million net decrease in other expenses.

Selling, general and administrative expenses for International BPO for the nine months ended September 30, 2009 as compared to the same period in 2008 were $35.8 million and $41.9 million, respectively. The expenses decreased in absolute dollars while increasing as a percentage of revenue. The decrease in absolute dollars reflects a decrease in employee related expenses of $2.0 million, a $2.2 million decrease in external professional fees related to our review of equity-based compensation practices and restatement of our historical financial statements completed in 2008, and a $1.9 million net decrease in other expenses.
Depreciation and Amortization
Depreciation and amortization expense on a consolidated basis for the nine months ended September 30, 2009 and 2008 was $43.5 million and $45.8 million, respectively. For the North American BPO, the depreciation expense decreased in absolute value while it increased slightly as a percentage of revenue as compared to the prior year. This decrease in value is due to restructuring activities and delivery center closures which have better aligned our capacity to our operational needs. For the International BPO, the depreciation expense increased both in absolute value and as a percentage of revenue as compared to the prior year. During the third quarter we shortened the useful life of certain telephony assets, resulting in the acceleration of $1.8 million of depreciation expense in the period. This increase was offset by decreases in depreciation expense due to delivery center closures which have better aligned our capacity to our operational needs.
Restructuring Charges
During the nine months ended September 30, 2009, we recorded a net $5.0 million of restructuring charges compared to $4.7 million in the same period in 2008. During 2009, we undertook reductions in both our North American BPO and International BPO segments to better align our delivery centers and workforce with the current business needs. We recorded $5.6 million in severance related expenses, and $0.8 million in delivery center closure costs in both the North American BPO and International BPO segments. We also recorded a $1.4 million reduction in several of our estimates of previously recorded delivery center closure charges.
Impairment Losses
During the nine months ended September 30, 2009, we recorded $4.6 million of impairment charges compared to $1.0 million of impairment charges in the same period in 2008. In 2009, this impairment charge related to the reduction of the net book value of certain leasehold improvements in both the North American BPO and International BPO segments.
Other Income (Expense)
For the nine months ended September 30, 2009, interest income decreased to $2.1 million from $3.8 million in the same period in 2008 primarily due to lower cash and cash equivalent balances and lower interest rates. Interest expense decreased during 2009 by $2.0 million due to a lower average outstanding balance on our line of credit and lower interest rates.
Income Taxes
The effective tax rate for the nine months ended September 30, 2009 was 25.3%. This compares to an effective tax rate of 24.8% in the same period of 2008. The effective tax rate for the nine months ended September 30, 2009 is influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Amended and Restated Credit Agreement, dated September 28, 2006 (the “Credit Facility”). During the nine months ended September 30, 2009, we generated positive operating cash flows of $152.7 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.
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
We have global operations that expose us to foreign currency exchange rate fluctuations that may positively or negatively impact our liquidity. To mitigate these risks, we enter into foreign exchange forward and option contracts through our cash flow hedging program. Please refer Item 3. Quantitative and Qualitative Disclosures About Market Risk, Foreign Currency Risk, for further discussion.
We primarily utilize our Credit Facility to fund working capital, stock repurchases, and other strategic and general operating purposes. In September 2008, we exercised the upsizing feature under the Credit Facility to increase our borrowing capacity by an additional $45.0 million, which increased the total commitments to $225.0 million. As of September 30, 2009 and December 31, 2008, we had $0.0 million and $80.8 million in outstanding borrowings under our Credit Facility, respectively. After consideration for issued letters of credit under the Credit Facility, totaling $5.0 million, our remaining borrowing capacity under this facility was $220.0 million as of September 30, 2009.
We continue to closely monitor the credit markets and evaluate how recent events are impacting the liquidity and capitalization of our investment-grade rated syndication of banks. At this time, we do not foresee an issue that would limit our access to the available borrowing capacity under the Credit Facility.
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
The following discussion highlights our cash flow activities during the nine months ended September 30, 2009 and 2008.
Cash and Cash Equivalents
We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $114.9 million and $87.9 million as of September 30, 2009 and December 31, 2008, respectively.
Cash Flows from Operating Activities
We reinvest our cash flows from operating activities in our business or in the purchases of our outstanding common stock. For the nine months ended September 30, 2009 and 2008, net cash flows provided by operating activities increased to $152.7 million from $125.3 million, respectively. The increase is primarily due to greater collections of accounts receivable, an increase in deferred revenue and a decrease in prepaids and other assets.

Cash Flows from Investing Activities
We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the nine months ended September 30, 2009 and 2008, we reported net cash flows used in investing activities of $24.7 million and $52.5 million, respectively. The decrease is due primarily to reduced capital expenditures during the first nine months of 2009 due to a limited need for additional capacity.
Cash Flows from Financing Activities
For the nine months ended September 30, 2009 and 2008, we reported net cash flows used in financing activities of $107.5 million and $31.3 million, respectively. The increase in net cash flows used from 2008 to 2009 was primarily due to increased net payments on our line of credit of $124.1 million, offset by a decrease in purchases of our outstanding common stock of $47.0 million.
Free Cash Flow
Free cash flow (see “Presentation of Non—GAAP Measurements” for definition of free cash flow) was $133.6 million and $73.6 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in free cash flow was primarily due to an increase in our cash from operations of $27.4 million and a decrease in capital expenditures of $32.6 million.
Obligations and Future Capital Requirements
Future maturities of our outstanding debt and contractual obligations as of September 30, 2009 are summarized as follows (amounts in thousands):

	Less than 1
	Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
Credit facility	$—	$—	$—	$—	$—
Capital lease obligations	1,645	2,346	—	—	3,991
Equipment financing arrangements	2,571	1,226	320	—	4,117
Purchase obligations	24,668	30,990	6,095	—	61,753
Operating lease commitments	28,645	40,702	17,787	7,754	94,888

Total	$57,529	$75,264	$24,202	$7,754	$164,749

•	Contractual obligations to be paid in a foreign currency are translated at the September 30, 2009 exchange rate.

•	Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Consolidated Balance Sheets until such goods and/or services are received.

•	The contractual obligation table excludes our liabilities for uncertain tax positions of $1.6 million because we cannot reliably estimate the timing of cash payments.
Future Capital Requirements
We expect total capital expenditures in 2009 to be approximately $25 million. Of the expected capital expenditures in 2009, approximately 70% relates to the opening and/or growth of our delivery platform and approximately 30% relates to the maintenance capital required for existing assets and internal technology projects. The anticipated level of 2009 capital expenditures is primarily dependent upon new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technology infrastructure.

We may consider restructurings, dispositions, mergers, acquisitions and other similar transactions. Such transactions could include the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption, or refinancing of indebtedness and could be material to the consolidated financial condition and consolidated results of our operations. In addition, as of September 30, 2009, we are authorized to purchase an additional $33.5 million of common stock under our stock repurchase program (see Part II Item 2 of this Form 10–Q). The stock repurchase program does not have an expiration date.
The launch of large client contracts may result in short-term negative working capital because of the time period between incurring the costs for training and launching the program and the beginning of the accounts receivable collection process. As a result, periodically we may generate negative cash flows from operating activities.
Debt Instruments and Related Covenants
We discuss debt instruments and related covenants in Note 13 of the Notes to the Consolidated Financial Statements in our 2008 Annual Report on Form 10–K. As of September 30, 2009, we were in compliance with all covenants under the Credit Facility and had approximately $220.0 million in available borrowing capacity. We had no outstanding borrowings and $5.0 million of letters of credit outstanding under our Credit Facility as of September 30, 2009. Based upon average outstanding borrowings during the third quarter of 2009, interest accrued at a rate of approximately 1.2% per annum.
Client Concentration
Our five largest clients accounted for 38.0% and 39.7% of our consolidated revenue for the three months ended September 30, 2009 and 2008, respectively. Our five largest clients accounted for 36.0% and 41.1% of our consolidated revenue for the nine months ended September 30, 2009 and 2008, respectively. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this client concentration is mitigated, in part, by the long—term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.
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

Interest Rate Risk
The interest rate on our Credit Facility is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of September 30, 2009, we had no outstanding borrowings under the Credit Facility, with available borrowing capacity of $220.0 million, net of outstanding letters of credit. Based upon average outstanding borrowings during the third quarter of 2009, interest accrued at a rate of approximately 1.2% per annum. If our borrowing rates would have fluctuated by 100 basis points during the quarter, there would not have been a material impact to our consolidated financial position or results of operations.
Foreign Currency Risk
Our subsidiaries in Argentina, Canada, Costa Rica, Malaysia, Mexico, the Philippines and South Africa use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the nine months ended September 30, 2009 and 2008, revenue associated with this foreign exchange risk was 36.4% and 31.6% of our consolidated revenue, respectively.
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
Cash Flow Hedging Program
To reduce our exposure to foreign currency exchange rate fluctuations associated with forecasted revenue in non-functional currencies, we purchase forward and/or option contracts to acquire the functional currency of the foreign subsidiary at a fixed exchange rate at specific dates in the future. We have designated and account for these derivative instruments as cash flow hedges for forecasted revenue in non-functional currencies.
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

Our cash flow hedging instruments as of September 30, 2009 and December 31, 2008 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

				% Maturing in
	Local Currency	U.S. Dollar		the Next 12	Contracts Maturing
As of September 30, 2009	Notional Amount	Notional Amount		Months	Through
Canadian Dollar	21,900	$18,101		67.1%	December 2011
Canadian Dollar Call Options	27,000	24,097		81.1%	December 2010
Philippine Peso	4,480,906	95,450	[1]	88.6%	February 2011
Argentine Peso	28,250	7,881	[2]	100.0%	May 2010
Mexican Peso	494,000	37,139		80.9%	September 2011
South African Rand	57,500	5,230		100.0%	February 2010
British Pound Sterling	1,796	3,195	[3]	71.4%	March 2011

		$191,093

	Local Currency	U.S. Dollar
As of December 31, 2008	Notional Amount	Notional Amount
Canadian Dollar	88,300	$77,865
Canadian Dollar Call Options	44,400	39,305
Philippine Peso	6,656,909	150,418	[1]
Argentine Peso	102,072	29,054	[2]
Mexican Peso	856,500	70,530
South African Rand	92,000	8,399
British Pound Sterling	1,725	2,537	[3]

		$378,108

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars, Australian dollars and British pound sterling, which are translated into equivalent U.S. dollars on September 30, 2009 and December 31, 2008.

(2)	Includes contracts to purchase Argentine pesos in exchange for Euros, which are translated into equivalent U.S. dollars on September 30, 2009 and December 31, 2008.

(3)	Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on September 30, 2009 and December 31, 2008.
The fair value of our cash flow hedges at September 30, 2009 were (assets/(liabilities)) (amounts in thousands):

		Maturing in the
	September 30, 2009	Next 12 Months
Canadian Dollar	$2,169	$1,200
Canadian Dollar Call Options	1,763	1,371
Philippine Peso	(1,853)	(2,462)
Argentine Peso	(695)	(695)
Mexican Peso	(1,649)	(1,934)
South African Rand	2,310	2,310
British Pound Sterling	(315)	(226)

	$1,730	$(436)

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

We recorded a net loss of $16.7 million and a net gain of $11.8 million for settled cash flow hedge contracts for the nine months ended September 30, 2009 and 2008, respectively. These amounts are reflected in Revenue in the accompanying Consolidated Statements of Operations. If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding gains or losses in our underlying exposures.
Other than the transactions hedged as discussed above and in Note 6 to the accompanying Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in the respective local currency. For the nine months ended September 30, 2009 and 2008, approximately 24% and 28%, respectively of revenue is derived from contracts denominated in currencies other than the U.S. dollar. Our results from operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.
Fair Value of Debt and Equity Securities
We did not have any investments in debt or equity securities as of September 30, 2009.
ITEM 4. CONTROLS AND PROCEDURES
This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to reasonably assure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009 to provide such reasonable assurance.
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must consider the benefits of controls relative to their costs. Inherent limitations within a control system include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. While the design of any system of controls is to provide reasonable assurance of the effectiveness of disclosure controls, such design is also based in part upon certain assumptions about the likelihood of future events, and such assumptions, while reasonable, may not take into account all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be prevented or detected.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended September 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Securities Class Action
On January 25, 2008, a class action lawsuit was filed in the United States District Court for the Southern District of New York entitled Beasley v. TeleTech Holdings, Inc., et al. against TeleTech, certain current directors and officers and others alleging violations of Sections 11, 12(a) (2) and 15 of the Securities Act, Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act. The complaint alleges, among other things, false and misleading statements in the Registration Statement and Prospectus in connection with (i) a March 2007 secondary offering of our common stock and (ii) various disclosures made and periodic reports filed by us between February 8, 2007 and November 8, 2007. On February 25, 2008, a second nearly identical class action complaint, entitled Brown v. TeleTech Holdings, Inc., et al., was filed in the same court. On May 19, 2008, the actions described above were consolidated under the caption In re: TeleTech Litigation and lead plaintiff and lead counsel were approved by the court. On October 21, 2009, the Company and the other defendants named executed a stipulation of settlement with the lead plaintiffs to settle the consolidated class action lawsuit. The settlement is subject to various conditions including preliminary approval by the United States District Court for the Southern District of New York, notice to class members, a final hearing and final approval by the District Court. The total settlement amount to be paid under the stipulation of settlement will be covered by the Company’s insurance carriers.
Derivative Action
On July 28, 2008, a shareholder derivative action was filed in the Court of Chancery, State of Delaware, entitled Susan M. Gregory v. Kenneth D. Tuchman, et al., against certain of our former and current officers and directors alleging, among other things, that the individual defendants breached their fiduciary duties and were unjustly enriched in connection with: (i) equity grants made in excess of plan limits; and (ii) manipulating the grant dates of stock option grants from 1999 through 2008. TeleTech is named solely as a nominal defendant against whom no recovery is sought. On October 26, 2009, the Company and other defendants in the derivative action executed a stipulation of settlement with the lead plaintiffs to settle the derivative action. The settlement is subject to various conditions including approval by the Court of Chancery, State of Delaware. The Company will pay $227,000 of the total settlement amount, which amount payable by the Company has been previously accrued for, and the rest of the settlement amount will be covered by the Company’s insurance carriers.

ITEM 1A. RISK FACTORS
The following risk factor updates the risk factors that are included in our 2008 Annual Report on Form 10-K under the caption Item 1A. “Risk Factors.”
We face risks related to health epidemics, which could disrupt our business and have a material adverse effect on our financial condition and results of operations.
Our business could be materially and adversely affected by health epidemics, including, but not limited to, outbreaks of the H1N1 influenza virus (commonly known as the “swine flu”), the avian flu, and severe acute respiratory syndrome (“SARS”). Outbreaks of SARS in 2003 and 2004 and the avian flu in 2006, 2007 and 2008 alarmed people around the world, raising issues pertaining to health and travel and undermining confidence in the world’s economy. More recently, cases of the H1N1 virus have been identified internationally, including confirmed human outbreaks and deaths. Any prolonged epidemic of the H1N1 virus, avian flu, SARS, or other contagious infection in the markets in which we do business may result in worker absences, lower asset utilization rates, voluntary closure of our offices and delivery centers, travel restrictions on our employees, and other disruptions to our business. Moreover, health epidemics may force local health and government authorities to mandate the closure of our offices and delivery centers. Any prolonged or widespread health epidemic could severely disrupt our business operations, result in a significant decrease in demand for our services, and have a material adverse effect on our financial condition and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Following is the detail of the issuer purchases made during the quarter ended September 30, 2009:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total	Average	Part of Publicly	Yet Be Purchased
	Number of	Price Paid	Announced	Under the Plans
	Shares	per Share	Plans or	or Programs(1)
Period	Purchased	(or Unit)	Programs	(in thousands)

July 1, 2009 — July 31, 2009	55,100	$14.16	55,100	$33,548
August 1, 2009 — August 31, 2009	—		—	$33,548
September 1, 2009 — September 30, 2009	—		—	$33,548

Total	55,100		55,100

(1)	In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program to repurchase up to $5.0 million of our common stock with the objective of increasing stockholder returns. The Board has since periodically authorized additional increases in the program. The most recent Board authorization to purchase additional common stock occurred in September 2009, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through September 30, 2009, the Board has authorized the repurchase of shares up to a total value of $312.3 million, of which we have purchased 23.4 million shares on the open market for $278.8 million. As of September 30, 2009 the remaining amount authorized for repurchases under the program is approximately $33.5 million. The stock repurchase program does not have an expiration date.
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

TELETECH HOLDINGS, INC. (Registrant)
Date: October 28, 2009	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: October 28, 2009	By:	/s/ John R. Troka, Jr.
John R. Troka, Jr.
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)