Form 10-K
period 2009-12-31
TELETECH HOLDINGS INC
filed 2010-02-22
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, there were 62,077,497 shares of the registrant’s common stock outstanding. The aggregate market value of the registrant’s voting and non-voting common stock that was held by non-affiliates on such date was $468,568,851 based on the closing sale price of the registrant’s common stock on such date as reported on the NASDAQ Global Select Market.

As of February 17, 2010, there were 61,784,468 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference to the proxy statement for the registrant’s 2010 annual meeting of stockholders.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
DECEMBER 31, 2009 FORM 10-K

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

This Form 10-K and the information incorporated by reference contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. In particular, we direct your attention to Item 1. Business, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Item 9A. Controls and Procedures. We intend the forward-looking statements throughout this Form 10-K and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. All projections and statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “project,” “would,” “could,” “should,” “seeks,” or “scheduled to” and other words and phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on information available as of the date of this Form 10-K and on numerous assumptions and developments that are not within our control. Although we believe these forward-looking statements are reasonable, we cannot assure you they will turn out to be correct. Actual results could be materially different from our expectations due to a variety of factors, including, but not limited to, the factors identified in this Form 10-K under the captions Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, our other SEC filings and our press releases. We assume no obligation to update: (i) forward-looking statements to reflect actual results or (ii) changes in factors affecting such forward-looking statements.

AVAILABILITY OF INFORMATION

You may read and copy any materials TeleTech files with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such materials also can be obtained at the SEC’s website, www.sec.gov or by mail from the Public Reference Room of the SEC, at the proscribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. TeleTech’s SEC filings are also available to the public, free of charge, on its corporate website, www.teletech.com, as soon as reasonably practicable after TeleTech electronically files such material with, or furnishes it to, the SEC.

ii

PART I

ITEM 1.  BUSINESS

Our Business

Over our 28-year history, we have become one of the largest global providers of onshore, offshore and work from home business process outsourcing (“BPO”) services focusing on revenue generation, customer and enterprise management, and technology-enabled solutions. We help Global 1000 companies enhance their strategic capabilities, improve quality and lower costs by designing, implementing and managing their critical front- and back-office processes. We provide a 24 x 7, 365 day fully integrated global solution that spans people, process, proprietary technology and infrastructure for governments and private sector clients in the automotive, broadband, cable, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel, and wireline and wireless communication industries. As of December 31, 2009, our approximately 45,000 employees provided services from nearly 35,600 workstations across 68 delivery centers in 16 countries. We have approximately 90 global clients, many of whom are in the Global 1000. The Global 1000 is a ranking of the world’s largest companies based on market capitalization. We perform a variety of BPO services for our clients and support more than 270 unique BPO programs.

We believe BPO is a key enabler of improved business performance as measured by a company’s ability to consistently outperform peers through both business and economic cycles. We believe the benefits of BPO include renewed focus on core capabilities, faster time to market, enhanced revenue generation opportunities, streamlined processes, reduced capital and operating risk, movement from a fixed to variable cost structure, access to borderless sourcing capabilities, and creation of proprietary best operating practices and technology, all of which contribute to increased customer satisfaction and shareholder returns for our clients.

Industry studies indicate that companies with high customer satisfaction levels enjoy premium pricing in their industry, which we believe results in increased profitability and greater shareholder returns. Given the strong correlation between customer satisfaction and improved profitability, we believe that more companies are increasingly focused on selecting outsourcing partners, such as TeleTech, that can deliver strategic revenue generation and front- to back-office capabilities to improve the customer experience rather than reducing costs.

Our Business History

We were founded in 1982 and reorganized as a Delaware corporation in 1994. We completed an initial public offering of our common stock in 1996 and since that time have grown our annual revenue from $183 million to $1.2 billion, representing a compound annual growth rate (“CAGR”) of 15.3%.

Our revenue is derived from BPO services and is reported in our North American and International BPO segments. Certain information with respect to segments and geographic areas is contained in Note 4 to the Consolidated Financial Statements. These services involve the transfer of our clients’ front- and back-office business processes to our 68 delivery centers or work from home associates. We also manage the facilities and operations of our clients’ service delivery centers. Customer management and revenue generation solutions help our clients target, acquire, retain and grow their customer base. Enterprise management solutions help companies manage their internal business process and include product or service provisioning, fulfillment, expense management, supply chain management, claims processing, payment and warranty processing, basic through advanced technical support, human resource recruiting and talent management, retirement plan administration, data analysis and market research, network management, and workforce training and scheduling. Our hosted OnDemandtm technology offerings provide our clients with cloud based computing solutions for multi-channel interaction routing, customer experience management and workforce optimization.

We market our services primarily to clients in G-20 countries which represent 19 of the world’s largest economies, together with the European Union and perform these services from strategically located delivery centers around the globe. Many of our clients choose a blended strategy whereby they outsource work with us in multiple geographic locations and may also utilize our work from home offering. We believe our ability to offer one of the most geographically diverse footprints improves service flexibility while reducing operational and delivery risk in the event of a service interruption at any one location.

With operations in 16 countries, we believe this makes us one of the largest and most geographically diverse providers of BPO services. We plan to selectively expand into other attractive delivery markets over time.

Of the 16 countries from which we provide BPO services, nine provide services for onshore clients including the U.S., Australia, Brazil, China, Germany, New Zealand, Northern Ireland, Scotland and Spain.

The other seven countries provide services, partially or entirely, for offshore clients including Argentina, Canada, Costa Rica, Malaysia, Mexico, the Philippines and South Africa. The total number of workstations in these countries is 25,159, or 71% of our total delivery capacity.

Historical Performance

As summarized below, following our initial public offering in 1996, we experienced double-digit revenue growth through 2000, undertook a business transformation strategy in late 2001, began to realize the benefits of this transformation in 2004 and continue to realize those benefits. Beginning in 1997, we were one of the first companies to provide BPO services to U.S. clients from delivery centers in Argentina, Canada and Mexico.

Although revenue growth continued at a CAGR of 4.7% from $913 million in 2001 to $1.0 billion in 2003, we experienced net losses during this time period. We attribute these losses primarily to the global economic downturn, the bursting of the dot-com bubble, the September 11, 2001 terrorist attacks and the business transformation we undertook to further strengthen our industry position and future competitiveness. The business transformation redefined our delivery model, reduced our cost structure and improved our competitive and financial position by:

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

Due to the global economic slowdown, our revenue decreased from 2008 to 2009 by 16.6%, which included a decrease of 4.1% due to changes in foreign exchange rates. Despite this decrease, we were able to increase our operating margin for 2009 to 8.6%. This was achieved through increased professional services revenue, increased utilization of our delivery centers across a 24-hour period, leveraging our global purchasing power and continued expansion of services provided from our geographically diverse delivery centers.

As of December 31, 2009, we had $109.4 million in cash and cash equivalents and a debt to capitalization ratio of 2.1%. We generated $136.5 million in free cash flow during 2009 and our cash flows from operations and borrowings under our revolving credit facility have enabled us to fund $24.2 million in capital expenditures. Approximately 70% of our capital expenditures were related to the opening and/or growth of our delivery platform with the remaining 30% used for maintenance of our embedded infrastructure and internal technology projects. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of free cash flow and other non-GAAP measurements.

In November 2001, the Board of Directors (“Board”) authorized a stock repurchase program to repurchase up to $5.0 million of our common stock with the objective of increasing stockholder returns. The Board has since periodically authorized additional increases in the program. Since inception of the program through December 31, 2009, the Board has authorized the repurchase of shares up to an aggregate value of $312.3 million. During the year ended December 31, 2009, we purchased 2.5 million shares for $34.8 million. Since inception of the program, we have purchased 23.8 million shares for $286.7 million. As of December 31, 2009, the remaining allowance under the program was approximately $25.6 million. For the period from January 1, 2010 thru February 22, 2010, we have purchased an additional 0.6 million shares for $11.4 million. On February 18, 2010, the Board authorized an increase of $25.0 million in the funding available for share repurchase. The stock repurchase program does not have an expiration date.

Our Future Growth Goals and Strategy

Our objective is to become the world’s largest, most technologically advanced and innovative provider of onshore, offshore and work from home BPO solutions. Companies within the Global 1000 are our primary client targets due to their size, global nature, focus on outsourcing and desire for the global, scalable integrated process solutions that we offer. We have developed, and continue to invest in, a broad set of capabilities designed to serve this growing client need. These investments include our TeleTech@Home offering which allows our employees to serve clients from their homes. This capability has enhanced the flexibility of our offering by allowing clients to choose our onshore, offshore or work from home employees to meet their outsourced business process needs. In addition, we have begun to offer ‘hosted services’ where clients can license any aspect of our global network and proprietary applications. While the revenue from these offerings is small relative to our consolidated revenue, we believe it will continue to grow as these services become more widely adopted by our clients. We aim to further improve our competitive position by investing in a growing suite of new and innovative business process services across our targeted industries.

Our business strategy to increase revenue, profitability and our industry position includes the following elements:

•	Capitalize on the favorable trends in the global outsourcing environment, which we believe will include more companies that want to:

-	Adopt or increase BPO services;

-	Consolidate outsourcing providers with those that have a solid financial position, adequate capital resources to sustain a long-term relationship and globally diverse delivery capabilities across a broad range of solutions;

-	Modify their approach to outsourcing based on total value delivered versus the lowest priced provider;

-	Create focused revenue generation capabilities in targeted market segments;

-	Better integrate front- and back-office processes; and

-	Take advantage of cost efficiencies through the adoption of cloud based technology solutions.

•	Deepen and broaden our relationships with existing clients;

•	Win business with new clients and focus on end-to-end offerings in targeted industries where we expect accelerating adoption of business process outsourcing;

•	Continue to invest in innovative proprietary technology and new business offerings;

•	Continue to diversify revenue into higher-margin offerings such as professional services, talent acquisition, learning services and our hosted TeleTech OnDemandtm capabilities;

•	Continue to improve our operating margins through selected profit improvement initiatives and increased asset utilization of our globally diverse delivery centers;

•	Scale our work from home initiative to increase operational flexibility; and

•	Selectively pursue acquisitions that extend our capabilities, geographic reach and/or industry expertise.

Our Market Opportunity

Companies around the world are increasingly realizing that the quality of their customer relationships is critical to maintaining their competitive advantage. This realization has driven companies to increase their focus on developing, managing, growing and continuously enhancing their customer relationships.

As globalization of the world’s economy continues to accelerate, businesses are increasingly competing on a large-scale basis due to rapid advances in technology and communications that permit cost-effective real-time global communications and ready access to a highly-skilled worldwide labor force. As a result of these developments, companies have increasingly outsourced business processes to third-party providers in an effort to enhance or maintain their competitive position and reduce risk while increasing shareholder value through improved productivity and profitability.

Revenue in 2009 decreased over the prior year due primarily to the global economic slowdown resulting in a decline in our current call volumes, delayed client purchasing decisions along with the continued migration of several of our clients to our offshore delivery centers, and proactively managing underperforming business and geographies out of our portfolio. Nevertheless, we believe that our revenue will resume long-term growth as global demand for our services is fueled by the following trends:

•	Focus on providers who can offer fully integrated revenue generation solutions. A focus on providers who can offer fully integrated revenue generation solutions to target new markets and improve revenue and profitability through customer acquisition, retention and growth by leveraging the profitability potential of each customer.

•	Integration of front- and back-office business processes to provide increased operating efficiencies and an enhanced customer experience especially in light of the weakening global economic environment. Companies have realized that integrated business processes reduce operating costs and allow customer needs to be met more quickly and efficiently resulting in higher customer satisfaction and brand loyalty thereby improving their competitive position. A majority of our historic revenue has been derived from providing customer-facing front-office solutions to our clients. Given that our global delivery centers are also fully capable of providing back-office solutions, we are uniquely positioned to grow our revenue by winning more back-office opportunities and providing the services during non-peak hours with minimal incremental investment. Furthermore, by spreading our fixed costs across a larger revenue base and increasing our asset utilization, we expect our profitability to improve over time.

•	Increasing percentage of company operations being outsourced to most capable third-party providers. Having experienced success with outsourcing a portion of their business processes, companies are increasingly inclined to outsource a larger percentage of this work. We believe companies will continue to consolidate their business processes with third-party providers, such as TeleTech, who are financially stable and able to invest in their business while also demonstrating an extensive global operating history and an ability to cost-effectively scale to meet their evolving needs.

•	Increasing adoption of outsourcing across broader groups of industries. Early adopters of the business process outsourcing trend, such as the media and communications industries, are being joined by companies in other industries, including healthcare, retail and financial services. These companies are beginning to adopt outsourcing to improve their business processes and competitiveness. For example, we see increasing interest in our services from companies in the healthcare, retail and financial services industries. We believe the number of other industries that will adopt or increase their level of outsourcing will continue to grow, further enabling us to increase and diversify our revenue and client base.

•	Focus on speed-to-market by companies launching new products or entering new geographic locations. As companies broaden their product offerings and seek to enter new emerging markets, they are looking for outsourcing providers that can provide speed-to-market while reducing their capital and operating risk. To achieve these benefits, companies are seeking BPO providers with an extensive operating history, an established global footprint, the financial strength to invest in innovation to deliver more strategic capabilities and the ability to scale and meet customer demands quickly. Given our financial stability, geographic presence in 16 countries and our significant investment in standardized technology and processes, we believe that clients select TeleTech because we can quickly ramp large, complex business processes around the globe in a short period of time while assuring a high-quality experience for their customers.

Our Business Overview

We help Global 1000 clients improve the efficiency of their front- and back-office business processes while increasing customer satisfaction. We manage our clients’ outsourcing needs with the primary goal of delivering a high-quality customer experience while also reducing their total delivery costs.

Our solutions provide access to highly skilled people in 16 countries using standardized operating processes and a centralized delivery platform to:

•	Design, implement and manage industry-specific end-to-end enterprise level back-office processes to achieve efficient and effective global service delivery for discrete or multiple back-office requirements;

•	Manage the customer lifecycle, from acquiring and on-boarding through support and retention;

•	Maximize revenue and customer profitability for our clients via highly sophisticated market segmentation, data analytic, and electronic direct marketing tools;

•	Support field sales teams and manage sales relationships with small and medium-sized businesses as well as governmental agencies;

•	Design, implement and manage e-commerce portals;

•	Provide a suite of pre-integrated TeleTech OnDemandtm business process applications through a monthly license subscription;

•	Offer infrastructure deployment, including the development of data and BPO delivery centers;

•	Provide services and tools for client’s internal human capital operations including talent acquisition, learning services and performance optimization for use in clients’ internal operations; and

•	Offer professional consulting services in each of the above areas.

Our Competitive Strengths

Entering a business services outsourcing relationship is typically a long-term strategic commitment for companies. The outsourced processes are usually complex and require a high degree of customization and integration with a client’s core operations. Accordingly, our clients tend to enter long-term contracts which provide us with a more predictable revenue stream. In addition, we have high levels of client retention due to our operational excellence and ability to meet our clients’ outsourcing objectives, as well as the significant transition costs required to exit the relationship. Our client retention was 88% in 2009 and 94% in 2008.

We believe that our clients select us due to our:

•	Industry reputation and our position as one of the largest and most financially sound industry providers with 28 years of expertise in delivering complex BPO solutions across targeted industries;

•	Ability to scale infrastructure and employees worldwide using globally deployed best practices to ensure a consistent, high-quality service;

•	Ability to optimize the performance of our workforce through proprietary hiring, training and performance optimization tools; and

•	Commitment to continued product and services innovation to further the strategic capabilities of our clients.

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

To ensure high end-to-end security and reliability of this critical infrastructure, we monitor and manage the TeleTech GigaPOPs® 24 x 7, 365 days per year from several strategically located state-of-the-art global command centers as well as providing redundant, fail-over capabilities for each GigaPOP.

Our technology innovations have resulted in the filing of more than 20 intellectual property patent applications.

Globally Deployed Best Operating Practices

Globally deployed best operating practices assure that we can deliver a consistent, scalable, high-quality experience to our clients’ customers from any of our 68 delivery centers or work from home associates around the world. Standardized processes include our approach to attracting, screening, hiring, training, scheduling, evaluating, coaching and maximizing associate performance to meet our clients’ needs. We provide real-time reporting on performance across the globe to ensure consistency of delivery. In addition, this information provides valuable insight into what is driving customer inquiries, enabling us to proactively recommend process changes to our clients to optimize their customers’ experience.

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

Our TeleTech OnDemandtm solutions are easy to implement and scale seamlessly to support business growth, encompassing the full breadth of business process operations including Interaction Routing, Self-Service, Customer Experience Management, Employee Desktop Management, Business Intelligence and Performance Management. Because they are based on our rigorous first-hand use, our hosted services are proven, reliable, scalable and continually refined and expanded.

TeleTech@Home

Our dispersed workforce solution enables employees to work from home while accessing the same proprietary training, workflow, reporting and quality tools as our delivery center associates. TeleTech@Home associates are TeleTech employees – not independent contractors – providing a strong cultural fit, seamless workforce control and high levels of job satisfaction. Our TeleTech@Home solution utilizes our highly scalable and centralized technical architecture and enables secure access, monitoring and reporting for our Global 1000 clients. TeleTech@Home is offered as a full service solution, disaster recovery back-up, a managed service or as a Hosted/Technology solution.

Features of the new TeleTech@Home offering include:

•	Outstanding quality, low employee turnover, high call resolution and superior sales and customer management performance;

•	Greater flexibility and scalability through the benefit of dispersed geography and proven processes;

•	Ability to reach a new and talented employee pool that includes licensed and certified professionals in a variety of industries with multiple years of experience;

•	Access to a unique and flexible employee population that includes stay-at-home parents, workers with physical challenges that make office commuting undesirable, rural workers and workers in highly technical urban centers; and

•	An excellent business continuity safeguard to prevent potential disruption resulting from natural disasters or pandemic threats.

Clients

In 2009, we had one client that represented at least 10% of our total annual revenue. T-Mobile USA, Inc. represented 10% of total revenue in 2009. Our top five and ten clients represented 36% and 58% of total revenue in 2009, respectively.

Certain of our communications clients, which represent approximately 16% of our total annual revenue, also provide us with telecommunication services through transactions that are negotiated at different times and with different legal entities. We believe each of these supplier contracts is negotiated on an arm’s length basis and that the terms are substantially the same as those that have been negotiated with unrelated vendors. Expenditures under these supplier contracts represent less than one percent of our total operating costs.

Competition

We compete with the in-house business process operations of our current and potential clients. We also compete with certain companies that provide BPO services including: Accenture Ltd.; Convergys Corporation; Genpact Limited, Sykes Enterprises Incorporated and Teleperformance, among others. We work with Accenture Ltd., Computer Sciences Corporation and IBM on a sub-contract basis and approximately 11% of our total revenue is generated from these system integrator relationships.

We compete primarily on the basis of our 28 years of experience, our global locations, our quality and scope of services, our speed and flexibility of implementation, our technological expertise, and our total value delivered and contractual terms. A number of competitors may have different capabilities and resources than ours. Additionally, niche providers or new entrants could capture a segment of the market by developing new systems or services that could impact our market potential.

Seasonality

Historically, we experience a seasonal increase in revenue in the fourth quarter related to higher volumes from clients primarily in the healthcare, package delivery, retail and other industries with seasonal businesses. Also, our operating margins in the first quarter are impacted by higher payroll-related taxes with our global workforce.

Employees

As of December 31, 2009, we had approximately 45,000 employees in 16 countries. Approximately 87% of these employees held full-time positions and 80% were located outside of the U.S. We have approximately 10,300 employees outside the U.S. and Canada covered by collective bargaining agreements. In most cases, the collective bargaining agreements are mandated under national labor laws. These collective bargaining agreements include employees in the following countries:

•	In Argentina, approximately 4,400 employees are covered by an industry-wide collective bargaining agreement with the Confederation of Commerce Employees that expires in March 2010;

•	In Brazil, approximately 750 employees are covered by industry-wide collective bargaining agreements with Sintratel and SintelMark that expire in December 2011;

•	In Mexico, we have approximately 2,800 employees covered by an industry-wide collective bargaining agreement with the Federacion Obrero Sindicalista that expires in January 2011;

•	In Spain, we have approximately 2,300 employees covered by industry-wide collective bargaining agreements with COMFIA-CCOO and FES-UGT that expired in December 2009, nevertheless, the relevant parties are negotiating the terms of a new agreement and the parties continue to operate under the terms of the old agreement;

•	In New Zealand, we had approximately 20 employees covered by a collective employment agreement with the Engineering Printing and Manufacturing Union that expired during the fourth quarter of 2009 upon the cessation of the program covered by the collective employment agreement;

•	In Australia, approximately 46 employees are covered by a collective agreement adopted by TeleTech International, Pty. Ltd. under the provisions of the Contract Call Centres Award 2010 that expires in January 2013; and

•	In London, Ontario, we have approximately 200 employees, a majority of which could become unionized pending the finalization results of union election held on December 15, 2009;

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

A large portion of our revenue is generated from a limited number of clients, and the loss of one or more of our clients could cause a reduction in our revenue and operating results

We rely on strategic, long-term relationships with large, global companies in targeted industries. As a result, we derive a substantial portion of our revenue from relatively few clients. Our five largest clients collectively represented 36% of revenue in 2009 and 39% of revenue in 2008. Our ten largest clients represented 58% of revenue in 2009 and 58% of revenue in 2008. One of our clients, T-Mobile, represented 10% of our revenue in 2009. Another one of our clients, Sprint Nextel, represented 13% of our revenue in 2008.

We believe that a substantial portion of our total revenue will continue to be derived from a relatively small number of our clients in the future. The contracts with our five largest clients expire between 2010 and 2011. We have historically renewed most of our contracts with our largest clients. However, there is no assurance that any contracts will be renewed or, if renewed, will be on terms as favorable as the existing contracts. The volumes and profit margins of our most significant programs may decline and we may not be able to replace such clients or programs with clients or programs that generate comparable revenue and profits. The loss of all or part of a major client’s business could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our business depends on uninterrupted service to clients

Our operations are dependent upon our ability to protect our facilities, computer and telecommunications equipment and software systems against damage or interruption from fire, power loss, terrorist or cyber attacks, sabotage, telecommunications interruption or failure, labor shortages, weather conditions, natural disasters and other similar events. Additionally, severe weather can cause our employees to miss work and interrupt the delivery of our services, resulting in a loss of revenue. In the event we experience a temporary or permanent interruption at one or more of our locations (including our corporate headquarters building), our business could be materially adversely affected and we may be required to pay contractual damages or face the suspension or loss of a client’s business. Further, the impacts associated with global climate change, such as rising sea levels or increased and intensified storm activity, may cause increased business interruptions or may require the relocation of our facilities located in low-lying coastal areas. Although we maintain property and business interruption insurance, such insurance may not adequately compensate us for any losses we may incur.

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

Any one or more of these or other factors could have a material adverse effect on our international operations and, consequently, on our business, financial condition, results of operations and cash flow. There can be no assurance that we will be able to manage our international operations successfully.

Our financial results may be impacted by foreign currency exchange risk

We serve an increasing number of our clients from delivery centers in other countries that include Argentina, Canada, Costa Rica, Malaysia, Mexico, the Philippines and South Africa. Contracts with these clients are typically priced, invoiced, and paid in U.S. dollars while the costs incurred to operate these delivery centers are denominated in the functional currency of the applicable non-U.S.-based operating subsidiary. Therefore, fluctuations between the currencies of the contracting and operating subsidiary present foreign currency exchange risks. In addition, because our financial statements are denominated in U.S. dollars, and approximately 24% of our revenue is derived from contracts denominated in other currencies, our results of operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

While we enter into forward and option contracts to hedge against the effect of exchange rate fluctuations, the foreign exchange exposure between the contracting and operating subsidiaries is not hedged 100%. Since the operating subsidiary assumes the foreign exchange exposure, its operating margins could decrease if the operating subsidiary’s currency strengthens against the contracting subsidiary’s currency. For example, our operating subsidiaries are at risk if their functional currency strengthens against the contracting subsidiary’s currency (typically the U.S. dollar). If the U.S. dollar devalues against the operating subsidiaries’ functional currency, the financial results of those operating subsidiaries and TeleTech (upon consolidation) will be negatively affected. While our hedging strategy effectively offsets a portion of these foreign currency changes, there can be no assurance that we will be able to continue to successfully hedge this foreign currency exchange risk or that the value of the U.S. dollar will not materially weaken. If we fail to manage our foreign currency exchange risk, our business, financial condition, results of operations and cash flows could be adversely affected.

We are subject to counterparty credit risk and market risk with respect to financial transactions with our financial institutions

The recent global economic and credit crisis weakened the creditworthiness of many financial institutions, and in some circumstances caused previously financially solvent financial institutions to file for bankruptcy.

The counterparties to our hedge transactions are financial institutions or affiliates of financial institutions, and we are subject to risks that these counterparties become insolvent and fail to perform their financial obligations under these hedge transactions. Our hedging exposure to counterparty credit risk is not secured by any collateral. If one or more of the counterparties to one or more of our hedge transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our exposure will depend on many factors but, generally, our credit exposure will depend on foreign exchange rate movements relative to the contracted foreign exchange rate and whether any gains result that are not realized due to a counterparty default. While all of our counterparty financial institutions are investment grade rated by Standard & Poor’s and Moody’s as of December 31, 2009, we can provide no assurances as to the financial stability or viability of any of our counterparties.

We also have a revolving credit facility with a syndicate of financial institutions that were investment grade rated at December 31, 2009. We can provide no assurances as to the financial stability or viability of these financial and other institutions and their ability to fund their obligations when required under our agreements.

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements

Because we provide services to our clients’ customers, who reside in 85 countries, we are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, immigration, internal and disclosure control obligations, data privacy and labor relations. Violations of these regulations could result in liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our contractual and intellectual property rights, among other rights.

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

Our financial results and projections may be impacted by our ability to maintain and find new locations for our delivery centers in countries with stable wage rates

Our industry is labor-intensive and the majority of our operating costs relate to wages, employee benefits and employment taxes. As a result, our future growth is dependent upon our ability to find cost-effective locations in which to operate, both domestically and internationally. Some of our delivery centers are located in countries that have experienced rising standards of living, which may in turn require us to increase employee wages. In addition, approximately 10,300 employees outside the U.S. are covered by collective bargaining agreements. Although we anticipate that the terms of agreements will not impact us in a manner materially different than other companies located in these countries, we may not be able to pass increased labor costs on to our clients. There is no assurance that we will be able to find cost-effective locations. Any increases in labor costs may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

You may suffer significant dilution as a result of our outstanding stock options and our equity incentive programs

We have adopted benefit plans for the compensation of our employees and directors under which restricted stock units (“RSUs”) and options to purchase our common stock have been and will continue to be granted. Options to purchase approximately 3.3 million shares of our common stock were outstanding at December 31, 2009, of which approximately 3.2 million shares were exercisable. RSUs representing approximately 2.4 million shares were outstanding at December 31, 2009, all of which were unvested. The large number of shares issuable upon exercise of our options and other equity incentive grants could have a significant depressing effect on the market price of our stock and cause dilution to the earnings per share of our common stock.

Our Chairman and Chief Executive Officer has practical control over all matters requiring action by our stockholders

Kenneth D. Tuchman, our Chairman and Chief Executive Officer, beneficially owns approximately 50.7% of our common stock. As a result, Mr. Tuchman has practical control over all matters requiring action by our stockholders, including the election of our entire Board of Directors. It is unlikely that a change in control of our company could be effected without his approval.

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

Our controls and procedures may not prevent or detect all errors or acts of fraud

Our management, including our CEO and Interim CFO, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must consider the benefits of controls relative to their costs. Inherent limitations within a control system include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. While the design of any system of controls is to provide reasonable assurance of the effectiveness of disclosure controls, such design is also based in part upon certain assumptions about the likelihood of future events, and such assumptions, while reasonable, may not take into account all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be prevented or detected.

Failure to maintain an effective system of internal control over financial reporting may have an adverse effect on our stock price

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”) to implement Section 404, we are required to furnish a report by our management to include in this Form 10-K regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. We have in the past discovered, and may potentially in the future discover, areas of internal control over financial reporting which may require improvement. If we are unable to assert that our internal control over financial reporting is effective now or in any future period, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have not received written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2009 fiscal year that remain unresolved.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in Englewood, Colorado, which consists of approximately 264,000 square feet of owned office space.

As of December 31, 2009, excluding delivery centers we have exited, we operated 68 delivery centers that are classified as follows:

•	Multi-Client Center – We lease space for these centers and serve multiple clients in each facility;

•	Dedicated Center – We lease space for these centers and dedicate the entire facility to one client; and

•	Managed Center – These facilities are leased or owned by our clients and we staff and manage these sites on behalf of our clients in accordance with facility management contracts.

As of December 31, 2009, our delivery centers were located in the following countries:

	Multi-Client	Dedicated	Managed	Total Number of
	Centers	Centers	Centers	Delivery Centers

Argentina	4	–	2	6
Australia	2	1	–	3
Brazil	1	–	1	2
Canada	2	4	1	7
China	–	–	1	1
Costa Rica	1	–	–	1
Germany	–	–	1	1
Malaysia	1	–	–	1
Mexico	3	–	–	3
New Zealand	1	–	1	2
Northern Ireland	1	–	–	1
Philippines	13	–	–	13
Scotland	–	1	2	3
South Africa	1	–	1	2
Spain	4	1	1	6
United States of America	5	5	6	16

Total	39	12	17	68

The leases for all of our delivery centers have remaining terms ranging from one to 11 years and generally contain renewal options. We believe that our existing delivery centers are suitable and adequate for our current operations, and we have plans to build additional centers to accommodate future business.

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

Securities Class Action

On January 25, 2008, a class action lawsuit was filed in the United States District Court for the Southern District of New York entitled Beasley v. TeleTech Holdings, Inc., et al. against TeleTech, certain current directors and officers and others alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act. The complaint alleges, among other things, false and misleading statements in the Registration Statement and Prospectus in connection with (i) a March 2007 secondary offering of common stock and (ii) various disclosures made and periodic reports filed by the Company between February 8, 2007 and November 8, 2007. On February 25, 2008, a second nearly identical class action complaint, entitled Brown v. TeleTech Holdings, Inc., et al., was filed in the same court. On May 19, 2008, the actions described above were consolidated under the caption In re: TeleTech Litigation and lead plaintiff and lead counsel were approved. On October 21, 2009, the Company and the other defendants named executed a stipulation of settlement with the lead plaintiffs to settle the consolidated class action lawsuit. The United States District Court for the Southern District of New York has preliminarily approved the settlement and has set a hearing on final approval on June 11, 2010. The Company will pay $225,000 of the total settlement amount, which is included in Other accrued expenses in the Consolidated Balance Sheet, and the rest of the settlement amount will be covered by the Company’s insurance carriers.

Derivative Action

On July 28, 2008, a shareholder derivative action was filed in the Court of Chancery, State of Delaware, entitled Susan M. Gregory v. Kenneth D. Tuchman, et al., against certain of TeleTech’s former and current officers and directors alleging, among other things, that the individual defendants breached their fiduciary duties and were unjustly enriched in connection with: (i) equity grants made in excess of plan limits; and (ii) manipulating the grant dates of stock option grants from 1999 through 2008. TeleTech is named solely as a nominal defendant against whom no recovery is sought. On October 26, 2009, the Company and other defendants in the derivative action executed a stipulation of settlement with the lead plaintiffs to settle the derivative action. On January 5, 2010, the Court of Chancery, State of Delaware issued final approval of the settlement. The total amount to be paid under the approved settlement will be covered by the Company’s insurance carriers.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TTEC.” The following table sets forth the range of the high and low sales prices per share of the common stock for the quarters indicated as reported on the NASDAQ Global Select Market:

	High	Low

Fourth Quarter 2009	$20.89	$14.82
Third Quarter 2009	$18.28	$14.05
Second Quarter 2009	$15.37	$10.01
First Quarter 2009	$11.89	$7.05
Fourth Quarter 2008	$13.20	$6.43
Third Quarter 2008	$21.07	$10.02
Second Quarter 2008	$26.88	$19.88
First Quarter 2008	$23.59	$16.17

As of December 31, 2009, we had approximately 551 holders of record of our common stock. We have never declared or paid any dividends on our common stock and we do not expect to do so in the foreseeable future.

Stock Repurchase Program

In November 2001, the Board of Directors (“Board”) authorized a stock repurchase program to repurchase up to $5.0 million of our common stock with the objective of increasing stockholder returns. The Board has since periodically authorized additional increases in the program. Since inception of the program through December 31, 2009, the Board has authorized the repurchase of shares up to an aggregate value of $312.3 million. Since inception of the program, we have purchased 23.8 million shares for $286.7 million.

During the year ended December 31, 2009, we purchased 2.5 million shares for $34.8 million. As of December 31, 2009, the remaining allowance under the program was approximately $25.6 million. For the period from January 1, 2010 through February 22, 2010, we have purchased an additional 0.6 million shares for $11.4 million. On February 18, 2010, the Board authorized an increase of $25.0 million in the funding available for share repurchase. The stock repurchase program does not have an expiration date.

Issuer Purchases of Equity Securities During the Fourth Quarter of 2009

The following table provides information about our repurchases of equity securities during the quarter ended December 31, 2009:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total		Part of Publicly	Yet Be Purchased
	Number of	Average	Announced	Under the Plans
	Shares	Price Paid	Plans or	or Programs
Period	Purchased	per Share	Programs	(In thousands)

October 1, 2009 – October 31, 2009	–	$–	–	$33,548
November 1, 2009 – November 30, 2009	–	$–	–	$33,548
December 1, 2009 – December 31, 2009	414,143	$19.07	414,143	$25,650

Total	414,143		414,143

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2009, the number of shares of our common stock to be issued upon exercise of outstanding options, RSUs, warrants and rights, the weighted-average exercise price of outstanding options, warrants and rights, and the number of securities available for future issuance under equity-based compensation plans.

Number of
Securities
	Number of				Remaining Available
	Securities to be				for Future Issuance
	Issued Upon				Under Equity
	Exercise of		Weighted- Average		Compensation Plans
	Outstanding		Exercise Price of		(Excluding
	Options, RSUs,		Outstanding		Securities
	Warrants and Rights		Options, Warrants		Reflected in Column
Plan Category	(a)		and Rights(b)		(a))

Equity compensation plans approved by security holders	5,732,891	(1)	$11.72	(2)	2,993,441
Equity compensation plans not approved by security holders	–		$–		–

Total	5,732,891				2,993,441

(1)	Includes options to purchase 3,337,913 shares and 2,394,978 RSUs issued under our equity incentive plans.

(2)	Weighted average exercise price of outstanding stock options; excludes RSUs, which have no exercise price.

Stock Performance Graph

The graph depicted below compares the performance of TeleTech common stock with the performance of the NASDAQ Composite Index; the Russell 2000 Index; and customized peer group over the period beginning on December 31, 2004 and ending on December 31, 2009. We have chosen a “Peer Group” composed of Convergys Corporation (NYSE: CVG), Genpact Limited (NYSE: G), Sykes Enterprises, Incorporated (NASDAQ: SYKE) and Teleperformance (NYSE Euronext: RCF). We believe that the companies in the Peer Group are relevant to our current business model, market capitalization and position in the overall BPO industry.

The graph assumes that $100 was invested on December 31, 2004 in our common stock and in each comparison index, and that all dividends were reinvested. We have not declared any dividends on our common stock. Stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among TeleTech Holdings, Inc., The NASDAQ Composite Index,
The Russell 2000 Index, An Old Peer Group And A New Peer Group

	December
	2004	2005	2006	2007	2008	2009

TeleTech Holdings, Inc.	$100	$124	$246	$220	$86	$207
NASDAQ Composite	$100	$101	$114	$124	$73	$106
Russell 2000	$100	$105	$124	$122	$81	$103
Peer Group	$100	$116	$167	$139	$82	$125

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the related notes appearing elsewhere in this Form 10-K (amounts in thousands except per share amounts).

	Year Ended December 31,
	2009		2008(9)		2007(9)		2006(9)		2005(9)

Statement of Operations Data
Revenue	$1,167,915		$1,400,147		$1,369,632		$1,210,753		$1,085,903
Cost of services	(820,517)		(1,024,451)		(1,001,459)		(882,809)		(809,059)
Selling, general and administrative	(180,039)		(199,495	)(2)	(207,528	)(2)	(199,995)		(183,111)
Depreciation and amortization	(56,991)		(59,166)		(55,953)		(51,989)		(54,412)
Other operating expenses	(9,659	)(1)	(8,077	)(3)	(22,904	)(5)	(2,195	)(7)	(7,384	)(8)

Income from operations	100,709		108,958		81,788		73,765		31,937
Other income (expense)	2,334		(4,354)		(6,437	)(6)	(4,442)		(156)
Provision for income taxes	(27,477)		(27,269	)(4)	(19,562)		(16,474	)(4)	(3,953	)(4)
Noncontrolling Interest	(3,812)		(3,588)		(2,686)		(1,868)		(1,542)

Net income attributable to TeleTech shareholders	$71,754		$73,747		$53,103		$50,981		$26,286

Weighed average shares outstanding
Basic	62,891		68,208		70,228		69,184		72,121
Diluted	64,238		69,578		72,638		69,869		73,134
Net income per share attributable to TeleTech shareholders
Basic	$1.14		$1.08		$0.76		$0.74		$0.36
Diluted	$1.12		$1.06		$0.73		$0.73		$0.36
Balance Sheet Data
Total assets	$640,167		$668,942		$760,295		$664,421		$527,973

Total long-term liabilities	$38,300		$127,949		$118,729		$111,800		$68,646

(1)	Includes $5.7 million charge related to reductions in force; $0.8 million charge related to facility exit charges; $1.4 million benefit related to the revised estimates of facility exit charges; and a $4.6 million charge related to the impairment of property and equipment.

(2)	Includes $14.6 million and $11.5 million for 2008 and 2007, respectively, for costs incurred for the Company’s review of its equity-based compensation practices and restatement of the Consolidated Financial Statements.

(3)	Includes $3.3 million charge related to reductions in force; $3.0 million charge related to facility exit charges; and a $2.0 million charge related to the impairment of property and equipment.

(4)	Includes benefits due to the reversal of income tax valuation allowances of $3.9 million, $5.7 million, and $12.7 million for the years 2008, 2006 and 2005, respectively. The year 2006 includes a $3.3 million benefit due to the Enhansiv Holdings, Inc. loss carry forward. The year 2005 includes a $3.7 million charge related to the repatriation of foreign earnings under a Qualified Domestic Reinvestment (Gross) Plan.

(5)	Includes the following items: $13.4 million charge related to the impairment of goodwill; $2.4 million charge related to the impairment of property and equipment; $3.8 million charge related to reductions in force; $4.0 million charge related to facility exit charges; and a $0.7 million benefit related to the revised estimates of restructuring charges.

(6)	Includes a net $0.9 million benefit related to the sale of assets; and a $2.2 million benefit related to the execution of a software and intellectual property license agreement.

(7)	Includes $1.0 million charge related to reductions in force; $0.8 million related to facility exit costs; and a $0.6 million charge related to the impairment of property and equipment.

(8)	Includes $2.3 million charge related to the impairment of property and equipment; $2.1 million charge related to reductions in force; $2.6 million charge related to facility exit charges; $0.6 million impairment loss related to a decision to exit a lease early and to discontinue use of certain software; and a $0.2 million benefit related to revised estimates of restructuring and impairment charges.

(9)	Presentation has been recast in accordance with the application of new accounting guidance for non-controlling interest. See Note 1 to the Consolidated Financial Statements.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Executive Summary

TeleTech is one of the largest and most geographically diverse global providers of business process outsourcing solutions. We have a 28-year history of designing, implementing and managing critical business processes for Global 1000 companies to help them improve their customers’ experience, expand their strategic capabilities and increase their operating efficiencies. By delivering a high-quality customer experience through the effective integration of customer-facing, front-office processes with internal back-office processes, we enable our clients to better serve, grow and retain their customer base. We have developed deep vertical industry expertise and support more than 270 business process outsourcing programs serving approximately 90 global clients in the automotive, broadband, cable, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel, and wireline and wireless communication industries.

As globalization of the world’s economy continues to accelerate, businesses are increasingly competing on a large-scale basis due to rapid advances in technology and telecommunications that permit cost-effective real-time global communications and ready access to a highly-skilled worldwide labor force. As a result of these developments, we believe that companies have increasingly outsourced business processes to third-party providers in an effort to enhance or maintain their competitive position while increasing shareholder value through improved productivity and profitability.

Revenue in 2009 decreased over the prior year due to the global economic slowdown resulting in a decline in our current call volumes, delayed client purchasing decisions along with the continued migration of several of our clients to our offshore delivery centers, and proactively managing underperforming and geographies out of our portfolio. We believe that our revenue will continue to grow over the long-term as global demand for our services is fueled by the following trends:

•	Focus on providers who can offer fully integrated revenue generation solutions. A focus on providers who can offer fully integrated revenue generation solutions to target new markets and improve revenue and profitability through customer acquisition, retention and growth by leveraging the profitability potential of each customer.

•	Integration of front- and back-office business processes to provide increased operating efficiencies and an enhanced customer experience especially in light of the weakening global economic environment. Companies have realized that integrated business processes reduce operating costs and allow customer needs to be met more quickly and efficiently resulting in higher customer satisfaction and brand loyalty thereby improving their competitive position. A majority of our historic revenue has been derived from providing customer-facing front-office solutions to our clients. Given that our global delivery centers are also fully capable of providing back-office solutions, we are uniquely positioned to grow our revenue by winning more back-office opportunities and providing the services during non-peak hours with minimal incremental investment. Furthermore, by spreading our fixed costs across a larger revenue base and increasing our asset utilization, we expect our profitability to improve over time.

•	Increasing percentage of company operations being outsourced to most capable third-party providers. Having experienced success with outsourcing a portion of their business processes, companies are increasingly inclined to outsource a larger percentage of this work. We believe companies will continue to consolidate their business processes with third-party providers, such as TeleTech, who are financially stable and able to invest in their business while also demonstrating an extensive global operating history and an ability to cost-effectively scale to meet their evolving needs.

•	Increasing adoption of outsourcing across broader groups of industries. Early adopters of the business process outsourcing trend, such as the media and communications industries, are being joined by companies in other industries, including healthcare, retail and financial services. These companies are beginning to adopt outsourcing to improve their business processes and competitiveness. For example, we see increasing interest in our services from companies in the healthcare, retail and financial services industries. We believe the number of other industries that will adopt or increase their level of outsourcing will continue to grow, further enabling us to increase and diversify our revenue and client base.

•	Focus on speed-to-market by companies launching new products or entering new geographic locations. As companies broaden their product offerings and seek to enter new emerging markets, they are looking for outsourcing providers that can provide speed-to-market while reducing their capital and operating risk. To achieve these benefits, companies are seeking BPO providers with an extensive operating history, an established global footprint, the financial strength to invest in innovation to deliver more strategic capabilities and the ability to scale and meet customer demands quickly. Given our financial stability, geographic presence in 16 countries and our significant investment in standardized technology and processes, we believe that clients select TeleTech because we can quickly ramp large, complex business processes around the globe in a short period of time while assuring a high-quality experience for their customers.

Our Strategy

Our objective is to become the world’s largest, most technologically advanced and innovative provider of onshore, offshore and work from home BPO solutions. Companies within the Global 1000 are our primary client targets due to their size, global nature, focus on outsourcing and desire for the global, scalable integrated process solutions that we offer. We have developed, and continue to invest in, a broad set of capabilities designed to serve this growing client need. These investments include our TeleTech@Home offering which allows our employees to serve clients from their homes. This capability has enhanced the flexibility of our offering allowing clients to choose our onshore, offshore or work from home employees to meet their outsourced business process needs. In addition, we have begun to offer cloud based “hosted services’ where clients can license any aspect of our global network and proprietary applications. While the revenue from these offerings is small relative to our consolidated revenue, we believe it will continue to grow as these services become more widely adopted by our clients. We aim to further improve our competitive position by investing in a growing suite of new and innovative business process services across our targeted industries.

Our business strategy to increase revenue, profitability and our industry position includes the following elements:

•	Capitalize on the favorable trends in the global outsourcing environment, which we believe will include more companies that want to:

-	Adopt or increase BPO services;

-	Consolidate outsourcing providers with those that have a solid financial position, adequate capital resources to sustain a long-term relationship and globally diverse delivery capabilities across a broad range of solutions;

-	Modify their approach to outsourcing based on total value delivered versus the lowest priced provider;

-	Create focused revenue generation capabilities in targeted market segments;

-	Better integrate front- and back-office processes; and

-	Take advantage of cost efficiencies through the adoption of cloud based technology solutions.

•	Deepen and broaden our relationships with existing clients;

•	Win business with new clients and focus on end-to-end offerings in targeted industries where we expect accelerating adoption of business process outsourcing;

•	Continue to invest in innovative proprietary technology and new business offerings;

•	Continue to diversify revenue into higher-margin offerings such as professional services, talent acquisition, learning services and our hosted TeleTech OnDemandtm capabilities;

•	Continue to improve our operating margins through selective profit improvement initiatives and increased asset utilization of our globally diverse delivery centers;

•	Scale our work from home initiative to increase operational flexibility; and

•	Selectively pursue acquisitions that extend our capabilities, geographic reach and/or industry expertise.

Our 2009 Financial Results

In 2009, our revenue decreased 16.6% to $1,168 million over the 2008 year, which included a decrease of 4.1% or $57.3 million due to fluctuations in foreign currency rates. Our income from operations decreased 7.5% to $100.7 million or 8.6% of revenue in 2009 from $109.0 million or 7.8% of revenue in 2008. This revenue decrease was due to a decline in existing client volumes in light of the current global recessionary economic environment, the continued migration of several of our clients to our offshore delivery centers and proactively managing underperforming business and geographies out of our portfolio. Income from operations in 2009 included $5.1 million and $4.6 million of restructuring charges and asset impairment, respectively.

We have experienced growth in our offshore delivery centers, which serve clients based in both North America and in other countries. Our offshore delivery capacity now spans seven countries with 25,159 workstations and currently represents 71% of our global delivery capabilities. Revenue in these offshore locations was $556.6 million in 2009 and represented 48% of our total revenue.

Our strong financial position due to our cash flow from operations and low debt levels allowed us to fund a significant portion of our capital needs and stock repurchases through internally generated cash flows. At December 31, 2009, we had $109.4 million of cash and cash equivalents and a total debt to total capitalization ratio of 2.1%. During 2009, we repurchased 2.5 million shares of our common stock for $34.8 million under the stock repurchase program.

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

On September 27, 2007, Newgen Results Corporation and related companies (hereinafter collectively referred to as “Newgen”) and TeleTech entered into an agreement to sell substantially all of the assets and certain liabilities associated with our Database Marketing and Consulting business. The transaction was completed on September 28, 2007. This business, which only represented 1% of our revenue in 2007, provided outsourced database management, direct marketing and related customer acquisitions and retention services for automobile dealerships and manufacturers in North America. During 2007, our income from operations before income taxes was reduced by $24.3 million. This included $20.4 million of asset impairment and restructuring charges along with a loss on the sale of assets of $6.1 million partially offset by software license income of $2.2 million recorded in Other, net. See Note 7 to the Consolidated Financial Statements for further discussion on the impairment charges and Note 2 to the Consolidated Financial Statements for further discussion of this disposition. On December 22, 2008, as discussed in Note 3 to the Consolidated Financial Statements, Newgen Results Corporation, filed a voluntary petition for liquidation under Chapter 7 in the United States Bankruptcy Court for the District of Delaware. Accordingly, we deconsolidated Newgen Results Corporation as of December 22, 2008.

See Note 4 to the Consolidated Financial Statements for additional discussion regarding our preparation of segment information.

BPO Services

The BPO business generates revenue based primarily on the amount of time our associates devote to a client’s program. We primarily focus on large global corporations in the following industries: automotive, broadband, cable, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel, and wireline and wireless telecommunications. Revenue is recognized as services are provided. The majority of our revenue is from multi-year contracts and we expect that trend to continue. However, we do provide certain client programs on a short-term basis.

We have historically experienced annual attrition of existing client programs of approximately 6% to 12% of our revenue. Attrition of existing client programs during 2009 and 2008 was 12% and 6%, respectively.

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

As of December 31, 2009, we had deferred start-up Training Revenue, net of Training Costs, of $5.8 million that will be recognized into our income from operations over the remaining life of the corresponding contracts ($4.3 million will be recognized within the next 12 months). See Note 15 to the Consolidated Financial Statements for further discussion of deferred training revenue and costs.

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

We continue to win new business with both new and existing clients. To respond more rapidly to changing market demands, to implement new programs and to expand existing programs, we may be required to commit to additional capacity prior to the contracting of additional business, which may result in idle capacity. This is largely due to the significant time required to negotiate and execute large, complex BPO client contracts and the difficulty of predicting when new programs will launch.

We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of December 31, 2009, the overall capacity utilization in our Multi-Client Centers was 66% and was lower than the prior year due to softness of existing client volumes in light of the weakening economic environment. The table below presents workstation data for our multi-client centers as of December 31, 2009 and 2008. Dedicated and Managed Centers (3.956 and 9,048 workstations, at December 31, 2009 and 2008, respectively) are excluded from the workstation data as unused workstations in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	December 31, 2009			December 31, 2008
	Total			Total
	Production		% In	Production		% In
	Workstations	In Use	Use	Workstations	In Use	Use

Multi-client centers
Sites open <1 year	20,271	13,885	68%	18,083	13,558	75%
Sites open >1 year	11,373	7,061	62%	12,805	8,472	66%

Total multi-client centers	31,644	20,946	66%	30,888	22,030	71%

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

Concurrent with the sale, we entered into an agreement with this buyer to provide ongoing BPO services to that segment that were previously being performed by us. We reviewed the direct cash flows associated with this agreement and compared them to our estimates of the revenue associated with the Database Marketing and Consulting business. We concluded that these direct cash flows were significant. As a result, the operations included in the Database Marketing and Consulting business did not meet the accounting criteria and therefore was not classified as discontinued operations.

Prior to the sale and as a result of the business’ continued losses, during June 2007, we determined that it was “more-likely-than-not” that we would dispose of our Database Marketing and Consulting business. This triggered impairment testing on an interim basis for this segment as discussed in Note 7 to the Consolidated Financial Statements. As a result, the Database, Marketing and Consulting business recorded an impairment loss of $13.4 million during the second quarter of 2007 to reduce the carrying value of their goodwill to zero.

On December 22, 2008, as discussed in Note 3 to the Consolidated Financial Statements, Newgen Results Corporation, a wholly-owned subsidiary of the Company, filed a voluntary petition for liquidation under Chapter 7 in the United States Bankruptcy Court for the District of Delaware. According to accounting literature, the consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Accordingly, the Company deconsolidated Newgen Results Corporation as of December 22, 2008.

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

Periodically we make certain expenditures related to acquiring contracts, or providing up front discounts for future services to existing customers (recorded as Contract Acquisition Costs in the accompanying Consolidated Balance Sheets). Those expenditures are capitalized and amortized in proportion to the expected future revenue from the contract, which in most cases results in straight-line amortization over the life of the contract. Amortization of these amounts is recorded as a reduction of revenue.

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

Interest and penalties relating to income taxes and uncertain tax positions are accrued net of tax in Provision for Income Taxes in our Consolidated Statements of Operations and Comprehensive Income (Loss).

In the future, our effective tax rate could be adversely affected by several factors, many of which are outside our control. Our effective tax rate is affected by the proportion of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. Further, we are subject to changing tax laws, regulations and interpretations in multiple jurisdictions, in which we operate, as well as the requirements, pronouncements and ruling of certain tax, regulatory and accounting organizations. We estimate our annual effective tax rate each quarter based on a combination of actual and forecasted results of subsequent quarters. Consequently, significant changes in our actual quarterly or forecasted results may impact the effective tax rate for the current or future periods.

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

Goodwill

We perform a goodwill impairment test on at least an annual basis, or whenever events or changes in circumstances indicate goodwill may be impaired. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The impairment, if any, is measured based on the estimated fair value of the reporting unit. We aggregate segment components with similar economic characteristics in forming a reporting unit; aggregation can be based on types of customers, methods of distribution of services, shared operations, acquisition history, and management judgment and reporting.

We estimate fair value using discounted cash flows of the reporting units. The most significant assumptions used in these analyses are those made in estimating future cash flows. In estimating future cash flows, we use financial assumptions in our internal forecasting model such as projected capacity utilization, projected changes in the prices we charge for our services, projected labor costs, as well as contract negotiation status. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate. We use a discount rate we consider appropriate for the country where the business unit is providing services. As of December 31, 2009, the Company’s assessment of goodwill impairment indicated that the fair values of the Company’s reporting units were substantially in excess of their estimated carrying values, and therefore goodwill in the reporting units was not impaired. If actual results are less than the assumptions used in performing the impairment test, the fair value of the reporting units may be significantly lower, causing the carrying value to exceed the fair value and indicating an impairment has occurred.

Restructuring Liability

We routinely assess the profitability and utilization of our delivery centers and existing markets. In some cases, we have chosen to close under-performing delivery centers and complete reductions in workforce to enhance future profitability. We recognize certain severance liabilities when the liabilities are determined to be probable and reasonably estimable. Liabilities for costs associated with an exit or disposal activity are recognized when the liability is incurred, rather than upon commitment to a plan.

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

Equity-Based Compensation Expense

Equity-based compensation expense for all share-based payment awards granted is determined based on the grant-date fair value. We recognize equity-based compensation expense net of an estimated forfeiture rate, and recognize compensation expense only for shares that are expected to vest on a straight-line basis over the requisite service period of the award, which is typically the vesting term of the share-based payment award. We estimate the forfeiture rate annually based on historical experience of forfeited awards.

Fair Value Measurement

The fair value guidance codifies a new framework for measuring fair value and expands related disclosures. The framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. We utilize market data or assumptions that we believe market participants would use in pricing the asset or liability, assumptions about counterparty credit risk, including the ability of each party to execute its obligation under the contract, and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable.

We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. We are able to classify fair value balances based on the observability of those inputs.

The valuation techniques required by the new provisions establish a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

Level 1	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government treasury securities.

Level 2	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over-the-counter forwards, options and repurchase agreements.

Level 3	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs. At each balance sheet date, we perform an analysis of all instruments subject to fair value measurements and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

Derivatives

We enter into foreign exchange forward and option contracts to reduce our exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue in non-functional currencies. Upon proper qualification, these contracts are accounted for as cash flow hedges. We also entered into foreign exchange forward contracts to hedge our net investment in a foreign operation.

All derivative financial instruments are reported on the Consolidated Balance Sheets at fair value. Changes in fair value of derivative instruments designated as cash flow hedges are recorded in Accumulated Other Comprehensive Income (Loss), a component of Stockholders’ Equity, to the extent they are deemed effective. Based on the criteria established by current accounting standards, all of our cash flow hedge contracts are deemed to be highly effective. Changes in fair value of any net investment hedge are recorded in cumulative translation adjustment in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets offsetting the change in cumulative translation adjustment attributable to the hedged portion of our net investment in the foreign operation. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction within Revenue. Gains and losses from the settlements of our net investment hedge remain in Accumulated Other Comprehensive Income (Loss) until partial or complete liquidation of the applicable net investment.

We also enter into fair value derivative contracts that hedge against translation gains and losses. Changes in the fair value of derivative instruments designated as fair value hedges affect the carrying value of the asset or liability hedged, with changes in both the derivative instrument and the hedged asset or liability being recognized in earnings.

While we expect that our derivative instruments will continue to be highly effective and in compliance with applicable accounting standards, if our hedges did not qualify as highly effective or if we determine that forecasted transactions will not occur, the changes in the fair value of the derivatives used as hedges would be reflected currently in earnings.

In addition to hedging activities, we also have embedded derivatives in certain foreign lease contracts. We bifurcate and fair value the embedded derivative feature from the host contract with any changes in fair value of the embedded derivatives recognized in Cost of Services.

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

Selling, General and Administrative

Selling, general and administrative expenses primarily include costs associated with administrative services such as sales, marketing, product development, legal settlements, legal, information systems (including core technology and telephony infrastructure) and accounting and finance. It also includes equity-based compensation expense, outside professional fees (i.e., legal and accounting services), building expense for non-delivery center facilities and other items associated with general business administration.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (amounts in thousands):

	Year Ended December 31,
	2009		2008		2007

Net cash provided by operating activities	$160,672		$160,566		$103,514
Purchases of property, plant and equipment	24,188	(1)	61,712	(1)	61,083

Free cash flow	$136,484		$98,854		$42,431

(1)	Purchases of property, plant and equipment for the years ended December 31, 2009 and 2008 are net of proceeds from a government grant of $0.8 million and $4.3 million, respectively.

We discuss factors affecting free cash flow between periods in the “Liquidity and Capital Resources” section below.

RESULTS OF OPERATIONS

Year Ended December 31, 2009 Compared to December 31, 2008

The following tables are presented to facilitate Management’s Discussion and Analysis. The following table presents results of operations by segment for the years ended December 31, 2009 and 2008 (dollar amounts in thousands):

	Year Ended December 31,
		% of		% of
		Segment		Segment
	2009	Revenue	2008	Revenue	$ Change	% Change

Revenue
North American BPO	$886,738		$1,020,722		$(133,984)	–13.1%
International BPO	281,177		379,425		(98,248)	–25.9%
Database Marketing and Consulting	–		–		–	–

	$1,167,915		$1,400,147		$(232,232)	–16.6%
Cost of services
North American BPO	$598,040	67.4%	$726,114	71.1%	$(128,074)	–17.6%
International BPO	222,477	79.1%	298,230	78.6%	(75,753)	–25.4%
Database Marketing and Consulting	–	–	107	–	(107)	–100.0%

	$820,517	70.3%	$1,024,451	73.2%	$(203,934)	–19.9%
Selling, general and administrative
North American BPO	$132,399	14.9%	$145,338	14.2%	$(12,939)	–8.9%
International BPO	47,640	16.9%	53,755	14.2%	(6,115)	–11.4%
Database Marketing and Consulting	–	–	402	–	(402)	–100.0%

	$180,039	15.4%	$199,495	14.2%	$(19,456)	–9.8%
Depreciation and amortization
North American BPO	$39,603	4.5%	$41,385	4.1%	$(1,782)	–4.3%
International BPO	17,388	6.2%	17,756	4.7%	(368)	–2.1%
Database Marketing and Consulting	–	–	25	–	(25)	–100.0%

	$56,991	4.9%	$59,166	4.2%	$(2,175)	–3.7%
Restructuring charges, net
North American BPO	$3,388	0.4%	$2,947	0.3%	$441	15.0%
International BPO	1,684	0.6%	3,169	0.8%	(1,485)	–46.9%
Database Marketing and Consulting	–	–	(57)	–	57	100.0%

	$5,072	0.4%	$6,059	0.4%	$(987)	–16.3%
Impairment losses
North American BPO	$1,811	0.2%	$1,854	0.2%	$(43)	–2.3%
International BPO	2,776	1.0%	164	0.0%	2,612	1593%
Database Marketing and Consulting	–	–	–	–	–	–

	$4,587	0.4%	$2,018	0.1%	$2,569	127.3%
Income (loss) from operations
North American BPO	$111,497	12.6%	$103,084	10.1%	$8,413	8.2%
International BPO	(10,788)	–3.8%	6,351	1.7%	(17,139)	–269.9%
Database Marketing and Consulting	–	–	(477)	–	477	–100.0%

	$100,709	8.6%	$108,958	7.8%	$(8,249)	–7.6%
Other income (expense), net	$2,334	0.2%	$(4,354)	–0.3%	$6,688	–153.6%

Provision for income taxes	$(27,477)	–2.4%	$(27,269)	–1.9%	$(208)	0.8%

Revenue

Revenue for North American BPO for 2009 compared to 2008 was $886.7 million and $1,020.7 million, respectively. The decrease in revenue for the North American BPO was due to net decreases in client programs of $20.0 million, along with certain program terminations of $90.8 million, and a $23.2 million decrease due to realized losses on cash flow hedges purchased to reduce our exposure to foreign currency exchange rate fluctuations for revenue delivered in a different country from where the client is located.

Revenue for International BPO for 2009 compared to 2008 was $281.2 million and $379.4 million, respectively. The decrease in revenue for the International BPO was due to a net increase in client programs of $9.7 million, offset by certain program terminations of $73.8 million, and negative changes in foreign exchange translation rates causing a decrease in revenue of $34.1 million.

Our strategy of continuing to increase our offshore revenue delivery resulted in an increase in our percentage of offshore revenue. Our offshore delivery capacity now represents 71% of our global delivery capabilities at December 31, 2009. Revenue in these offshore locations was $556.6 million and represented 48% of our total revenue for 2009. Revenue in these offshore locations was $628.3 million and represented 45% of our total revenue for 2008. An important component of our growth strategy is continued international expansion which is one of several factors contributing to our higher margins along with increased technology and consulting related projects. Factors that may impact our ability to maintain our offshore operating margins include potential increases in competition for the available workforce, the trend of higher occupancy costs and foreign currency fluctuations.

Cost of Services

Cost of services for North American BPO for 2009 compared to 2008 was $598.0 million and $726.1 million, respectively. Cost of services as a percentage of revenue in the North American BPO decreased compared to the prior year. In absolute dollars the decrease was due to a $114.2 million decrease in employee related expenses due to lower volumes in existing client programs and program terminations, a $6.6 million decrease for telecommunications expense due to reductions in client volume and the closure of several delivery centers, a $5.5 million decrease for rent and related expenses due to the closure of several delivery centers, and a $1.8 million net decrease in other expenses.

Cost of services for International BPO for 2009 compared to 2008 was $222.5 million and $298.2 million, respectively. Cost of services as a percentage of revenue in the International BPO increased slightly compared to the prior year. In absolute dollars the decrease was due to a $67.3 million decrease in employee related expenses due to program terminations and changes in the foreign currency rates, a $3.5 million decrease for rent and related expenses due to the closure of several delivery centers, a $2.7 million decrease in sales and use tax, and a $2.2 million net decrease in other expenses.

Selling, General and Administrative

Selling, general and administrative expenses for North American BPO for 2009 compared to 2008 were $132.4 million and $145.3 million, respectively. The expenses decreased in absolute dollars while increasing slightly as a percentage of revenue. The decrease in absolute dollars reflects an increase in employee related expenses primarily related to incentive compensation of $0.6 million, a $5.9 million decrease in external professional fees related to our review of equity-based compensation practices and restatement of our historic financial statements completed in 2008, a $2.4 million decrease in technology costs, a $1.1 million decrease in advertising, and a net decrease in other expenses of $4.1 million.

Selling, general and administrative expenses for International BPO for 2009 compared to 2008 were $47.6 million and $53.8 million, respectively. The expenses decreased in absolute dollars while increasing as a percentage of revenue. The decrease in absolute dollars reflected a decrease in employee related expenses of $2.7 million, a $2.7 million decrease in external professional fees related to our review of equity-based compensation practices and restatement of our historic financial statements completed in 2008, a $0.6 million decrease in technology costs, and a net decrease in other expenses of $0.2 million.

Depreciation and Amortization

Depreciation and amortization expense on a consolidated basis for 2009 and 2008 was $57.0 million and $59.2 million, respectively. For the North American BPO, the depreciation expense decreased in absolute value while it increased slightly as a percentage of revenue as compared to the prior year. This decrease in value was due to restructuring activities and delivery center closures which have better aligned our capacity to our operational needs. For the International BPO, the depreciation expense decreased in absolute value while it increased as a percentage of revenue as compared to the prior year. During 2009 we shortened the useful life of certain telephony assets, resulting in the acceleration of $1.8 million of depreciation expense in the period in the International BPO. This increase was offset by decreases in depreciation expense due to delivery center closures which have better aligned our capacity to our operational needs.

Restructuring Charges

During 2009, we recorded a net $5.1 million of restructuring charges compared to $6.1 million in 2008. During 2009, we undertook reductions in both our North American BPO and International BPO segments to better align our capacity and workforce with the current business needs. We recorded $5.7 million in severance related expenses, and $0.8 million in delivery center closure costs in both the North American BPO and International BPO segments. We also recorded a $1.4 million reduction in several of our estimates of previously recorded delivery center closure charges. During 2008, we undertook several restructuring activities including the closure of four North American BPO delivery centers and reductions in force in our International BPO segment to better align our capacity and workforce with current business needs.

Impairment Losses

During 2009, we recorded $4.6 million of impairment charges compared to $2.0 million of impairment charges in 2008. In 2009, this impairment charge related to the reduction of the net book value of certain leasehold improvements in both the North American BPO and International BPO segments. In 2008, these impairment charges related primarily to the closure of two North American BPO delivery centers.

Other Income (Expense)

For 2009, interest income decreased to $2.6 million from $4.8 million in 2008, primarily due to lower cash and cash equivalent balances and lower interest rates. Interest expense decreased during 2009 by $3.6 million due to a lower average outstanding balance on our line of credit and lower interest rates. Other income increased during 2009 by $5.3 million primarily due to changes in foreign exchange rates which caused a shift from foreign currency losses to foreign currency gains.

Income Taxes

The effective tax rate for 2009 was 26.7%. This compares to an effective tax rate of 26.1% in 2008. The 2009 effective tax rate is positively influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. The effective tax rate for 2008 of 26.1% was lower than the statutory rate due to the release of $3.9 million of valuation allowance in the United Kingdom, the Netherlands and the United States and a net reduction of $0.1 million of liabilities for uncertain tax positions.

Year Ended December 31, 2008 Compared to December 31, 2007

The following table presents results of operations by segment for the years ended December 31, 2008 and 2007 (amounts in thousands):

	Year Ended December 31,
		% of		% of
		Segment		Segment
	2008	Revenue	2007	Revenue	$ Change	% Change

Revenue
North American BPO	$1,020,722		$996,886		$23,836	2.4%
International BPO	379,425		355,854		23,571	6.6%
Database Marketing and Consulting	–		16,892		(16,892)	−100.0%

	$1,400,147		$1,369,632		$30,515	2.2%
Cost of services
North American BPO	$726,114	71.1%	$710,295	71.3%	$15,819	2.2%
International BPO	298,230	78.6%	279,386	78.5%	18,844	6.7%
Database Marketing and Consulting	107	–	11,778	69.7%	(11,671)	−99.1%

	$1,024,451	73.2%	$1,001,459	73.1%	$22,992	2.3%
Selling, general and administrative
North American BPO	$145,338	14.2%	$136,247	13.7%	$9,091	6.7%
International BPO	53,755	14.2%	53,886	15.1%	(131)	−0.2%
Database Marketing and Consulting	402	–	17,395	103.0%	(16,993)	−97.7%

	$199,495	14.2%	$207,528	15.2%	$(8,033)	−3.9%
Depreciation and amortization
North American BPO	$41,385	4.1%	$37,015	3.7%	$4,370	11.8%
International BPO	17,756	4.7%	15,073	4.2%	2,683	17.8%
Database Marketing and Consulting	25	–	3,865	22.9%	(3,840)	−99.4%

	$59,166	4.2%	$55,953	4.1%	$3,213	5.7%
Restructuring charges, net
North American BPO	$2,947	0.3%	$1,629	0.2%	$1,318	80.9%
International BPO	3,169	0.8%	894	0.3%	2,275	254.5%
Database Marketing and Consulting	(57)	–	4,592	27.2%	(4,649)	−101.2%

	$6,059	0.4%	$7,115	0.5%	$(1,056)	−14.8%
Impairment losses
North American BPO	$1,854	0.2%	$–	0.0%	$1,854	–
International BPO	164	0.0%	–	0.0%	164	–
Database Marketing and Consulting	–	–	15,789	93.5%	(15,789)	−100.0%

	$2,018	0.1%	$15,789	1.2%	$(13,771)	−87.2%
Income (loss) from operations
North American BPO	$103,084	10.1%	$111,700	11.2%	$(8,616)	−7.7%
International BPO	6,351	1.7%	6,615	1.9%	(264)	−4.0%
Database Marketing and Consulting	(477)	–	(36,527)	–216.2%	36,050	98.7%

	$108,958	7.8%	$81,788	6.0%	$27,170	33.2%

Other income (expense), net	$(4,354)	–0.3%	$(6,437)	–0.5%	$2,083	32.4%

Provision for income taxes	$(27,269)	–1.9%	$(19,562)	–1.4%	$(7,707)	−39.4%

Revenue

Revenue for North American BPO for 2008 compared to 2007 was $1,020.7 million and $996.9 million, respectively. The increase in revenue for the North American BPO was due to net increases in client programs of $71.9 million, offset by certain program terminations of $39.4 million, and a $8.7 million decrease due to realized losses on cash flow hedges purchased to reduce our exposure to foreign currency exchange rate fluctuations for revenue delivered in a different country from where the client is located.

Revenue for International BPO for 2008 compared to 2007 was $379.4 million and $355.9 million, respectively. The increase in revenue for the International BPO was due to net increases in client programs of $31.7 million, positive changes in foreign exchange translation rates causing an increase in revenue of $6.8 million, offset by certain program terminations of $15.0 million.

Our strategy of continuing to increase our offshore revenue delivery resulted in an increase in our percentage of offshore revenue. Our offshore delivery capacity represented 65% of our global delivery capabilities at December 31, 2008. Revenue in these offshore locations was $628.3 million and represented 45% of our total revenue for 2008. Revenue in these offshore locations was $548.8 million and represented 40% of our total revenue for 2007. An important component of our growth strategy is continued international expansion which is one of several factors contributing to our higher margins along with increased technology and consulting related projects. Factors that may impact our ability to maintain our offshore operating margins include potential increases in competition for the available workforce, the trend of higher occupancy costs and foreign currency fluctuations.

Cost of Services

Cost of services for North American BPO for 2008 compared to 2007 was $726.1 million and $710.3 million, respectively. Cost of services as a percentage of revenue in the North American BPO decreased slightly compared to the prior year. In absolute dollars the increase was due to a $17.4 million increase in employee related expenses due to the implementation of new and expanded client programs, a $2.8 million increase in rent, and a $4.4 million net decrease in other expenses.

Cost of services for International BPO for 2008 compared to 2007 was $298.2 million and $279.4 million, respectively. Cost of services as a percentage of revenue remained relatively flat compared to the prior year. In absolute dollars the increase was due a $10.1 million increase in employee related expenses due to the implementation of new and expanded client programs, a $4.0 million increase in rent and telecommunications, and a $4.7 million net increase in other expenses.

Selling, General and Administrative

Selling, general and administrative expenses for North American BPO for 2008 compared to 2007 were $145.3 million and $136.2 million, respectively. The expenses increased both in absolute dollars and as a percentage of revenue. The increase in absolute dollars reflects an increase in employee related expenses of $1.0 million, a $4.0 million increase in external professional fees related to our review of equity-based compensation practices and restatement of our historic financial statements completed in 2008, a $0.7 million increase in advertising, a $0.5 million increase in technology costs, and a net increase in other expenses of $2.9 million.

Selling, general and administrative expenses for International BPO for 2008 compared to 2007 were $53.8 million and $53.9 million, respectively. The expenses decreased both in absolute dollars and as a percentage of revenue. The decrease in absolute dollars reflected a $1.1 million increase in external professional fees related to our review of equity-based compensation practices and restatement of our historic financial statements completed in 2008, an increase of $0.6 million for salary related expenses, an increase of $.3 million for technology related costs, and a net decrease in other expenses of $2.1 million.

Depreciation and Amortization

Depreciation and amortization expense on a consolidated basis for 2008 and 2007 was $59.2 million and $56.0 million, respectively. Depreciation and amortization expense in both the North American BPO and the International BPO as a percentage of revenue increased slightly compared to the prior year. The North American BPO included an increase in the Philippines of $5.0 million and South Africa of $0.6 million due to investment in new capacity. The International BPO included an increase for Latin America of $1.9 million due to new capacity. The Database Marketing and Consulting depreciation expense decreased by $3.9 million due to the sale of substantially all of the assets and liabilities associated with the business in September 2007.

Restructuring Charges

During 2008, we recorded $6.1 million of restructuring charges compared to $7.1 million in 2007. During 2008, we undertook several restructuring activities including the closure of four North American BPO delivery centers and reductions in force in our International BPO segment to better align our capacity and workforce with current business need. During 2007, we completed reductions in force in the North American BPO, the International BPO as well as the Database Marketing and Consulting BPO which totaled $4.0 million. We also recorded $3.9 million in the Database Marketing and Consulting BPO related to a facility exit charge.

Impairment Losses

During 2008, we recorded $2.0 million of impairment charges compared to $15.8 million of impairment charges in 2007. In 2008, this impairment charge related primarily to the closure of two North American BPO delivery centers. During 2007, we recognized impairment losses of $15.8 million primarily related to the following items: (i) $15.6 million related to our Database Marketing and Consulting business comprised of $13.4 million of goodwill impairment and $2.2 million related to leasehold improvement impairments; and (ii) $0.2 million related to the reduction of the net book value of certain leasehold improvements in the North American BPO to their estimated fair values.

Other Income (Expense)

For 2008, interest income increased by $2.5 million from the prior year, primarily due to higher cash and cash equivalent balances, primarily in international locations earning higher average interest rates.

Income Taxes

The effective tax rate for 2008 was 26.1%. This compares to an effective tax rate of 26.0% in 2007. The 2008 effective tax rate is positively influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. The effective tax rate for 2008 was lower than the statutory rate due to the release of $3.9 million of valuation allowance in the United Kingdom, the Netherlands and the United States and a net reduction of $0.1 million liability for uncertain tax positions. The effective tax rate for 2007 of 26.0% was lower than the statutory rate due to the second quarter impairment and third quarter restructuring and loss on the sale of subsidiary recorded for our Database Marketing and Consulting business as discussed in Note 7 to the Consolidated Financial Statements. These charges were all recorded in the U.S. tax jurisdiction and reduced income before taxes recorded in the U.S. and thereby increased the proportion of income before taxes earned in international tax jurisdictions. We also realized a $2.4 million benefit related to a permanent difference in calculating the gain from disposition of our India joint venture in the fourth quarter of 2007 as discussed in Note 2 to the Consolidated Financial Statements and a $1.4 million benefit related to certain tax planning and corporate restructuring activities and the reversal of $0.9 million in deferred tax valuation allowance recorded against tax assets in prior years.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Amended and Restated Credit Agreement, dated September 28, 2006 (the “Credit Facility”). During the year ended December 31, 2009, we generated positive operating cash flows of $160.7 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

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

We have global operations that expose us to foreign currency exchange rate fluctuations that may positively or negatively impact our liquidity. To mitigate these risks, we enter into foreign exchange forward and option contracts through our cash flow hedging program. Please refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk, Foreign Currency Risk, for further discussion.

We primarily utilize our Credit Facility to fund working capital, stock repurchases, and other strategic and general operating purposes. In September 2008, we exercised the upsizing feature under the Credit Facility to increase our borrowing capacity by an additional $45.0 million, which increased the total commitments to $225.0 million. As of December 31, 2009 and December 31, 2008, we had zero and $80.8 million in outstanding borrowings under our Credit Facility, respectively. After consideration for issued letters of credit under the Credit Facility, totaling $4.8 million, our remaining borrowing capacity was $220.2 million as of December 31, 2009. As of December 31, 2009, we were in compliance with all covenants and conditions under our Credit Facility.

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

The following discussion highlights our cash flow activities during the years ended December 31, 2009, 2008, and 2007.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $109.4 million and $87.9 million as of December 31, 2009 and 2008, respectively.

Cash Flows from Operating Activities

We reinvest our cash flows from operating activities in our business or in the purchase of our outstanding stock. For the years 2009, 2008 and 2007, we reported net cash flows provided by operating activities of $160.7 million, $160.6 million and $103.5 million, respectively. Our cash from operating activities in 2009 was relatively unchanged from 2008. The increase from 2007 to 2008 was primarily due to an increase in net income of $21.5 million, greater collections of accounts receivable of $50.3 million offset by decreases in impairment losses of $13.8 million.

Cash Flows from Investing Activities

We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the years 2009, 2008 and 2007, we reported net cash flows used in investing activities of $29.8 million, $62.1 million and $49.1 million, respectively. The decrease from 2008 to 2009 was primarily due to a $37.5 million reduction in net capital expenditures. The increase from 2007 to 2008 was primarily due to the disposition of two of our entities.

Cash Flows from Financing Activities

For the years 2009, 2008 and 2007, we reported net cash flows used in financing activities of $114.9 million, $75.6 million and $30.1 million, respectively. The change from 2008 to 2009 was due to an increase in net payments on our line of credit of $96.2 million offset by decreased purchases of common stock of $54.8 million. The change from 2007 to 2008 was due to increased purchases of our outstanding stock of $42.6 million, increased net borrowings on the line of credit of $15.0 million offset by a decrease in proceeds from stock option exercises of $13.0 million.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” for definition of free cash flow) was $136.5 million, $98.9 million and $42.4 million for the years 2009, 2008 and 2007, respectively. The increase from 2008 to 2009 resulted primarily from a decrease in capital expenditures. The increase from 2008 to 2007 resulted primarily from an increase in net income and positive changes in working capital.

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of December 31, 2009 are summarized as follows (amounts in thousands):

	Less than	1 to 3	3 to 5	Over 5
	1 Year	Years	Years	Years	Total

Credit Facility	$–	$–	$–	$–	$–
Capital lease obligations	1,645	1,935	–	–	3,580
Equipment financing arrangements	2,680	1,389	240	–	4,309
Purchase obligations	20,840	25,160	3,936	–	49,937
Operating lease commitments	29,583	36,864	15,102	6,845	88,394

Total	$54,748	$65,348	$19,278	$6,845	$146,219

•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.

•	Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Consolidated Balance Sheets until such goods and/or services are received.

•	The contractual obligation table excludes liabilities of $1.6 million related to uncertain tax positions because we cannot reliably estimate the timing of future cash payments. See Note 12 to the Consolidated Financial Statements for further discussion.

Purchase Obligations

Occasionally we contract with certain of our communications clients (which currently represent approximately 16% of our annual revenue) to provide us with telecommunication services. We believe these contracts are negotiated on an arm’s-length basis and may be negotiated at different times and with different legal entities.

Future Capital Requirements

We expect total capital expenditures in 2010 to be approximately $30 – $40 million. Approximately 55% of the expected capital expenditures in 2010 are related to the opening and/or growth of our delivery platform and 45% relates to the maintenance capital required for existing assets and internal technology projects. The anticipated level of 2010 capital expenditures is primarily dependent upon new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technological infrastructure.

We may consider restructurings, dispositions, mergers, acquisitions and other similar transactions. Such transactions could include the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures or the incurrence, assumption, or refinancing of indebtedness and could be material to the consolidated financial condition and consolidated results of our operations. In addition, as of December 31, 2009, we are authorized to purchase an additional $25.6 million of common stock under our stock repurchase program (see Part II Item 5 of this Form 10-K). The stock repurchase program does not have an expiration date.

The launch of large client contracts may result in short-term negative working capital because of the time period between incurring the costs for training and launching the program and the beginning of the accounts receivable collection process. As a result, periodically we may generate negative cash flows from operating activities.

Debt Instruments and Related Covenants

Our Credit Facility, dated September 28, 2006, permits borrowing up to a maximum of $225 million. The Credit Facility expires on September 27, 2011 and allows us to request a one-year extension beyond the maturity date subject to unanimous approval by the lenders. The Credit Facility is collateralized by the majority of our domestic accounts receivable and a pledge of 65% of the capital stock of specified material foreign subsidiaries. Our domestic subsidiaries are guarantors under the Credit Facility.

The Credit Facility, which includes customary financial covenants, may be used for general corporate purposes, including working capital, purchases of treasury stock and acquisition financing. As of December 31, 2009, we had no outstanding borrowings under the Credit Facility and were in compliance with all financial covenants. Borrowings accrue interest at a rate based on either (1) Prime Rate, defined as the higher of the lender’s prime rate or the Federal Funds Rate plus 0.50%, or (2) the London Interbank Offered Rate (“LIBOR”) plus an applicable credit spread, at our option. The interest rate and unused commitment fees also vary based on our leverage ratio as defined in the Credit Facility. During 2009, borrowings accrued interest at an average rate of approximately 1.2% per annum. In addition, we paid unused commitment fees at a rate of 0.125% per annum. As of December 31, 2009 and 2008, we had outstanding borrowings under the Credit Facility of zero and $80.8 million, respectively. The weighted average interest rate on outstanding borrowings as of December 31, 2008 was approximately 2.3%. Availability was $220.2 million as of December 31, 2009, reduced from $225.0 million by $4.8 million in issued letters of credit.

Client Concentration

Our five largest clients accounted for 36%, 39% and 40% of our annual revenue for the years ended December 31, 2009, 2008 and 2007, respectively. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

The contracts with our five largest clients expire between 2010 and 2011. Additionally, a particular client may have multiple contracts with different expiration dates. We have historically renewed most of our contracts with our largest clients. However, there is no assurance that future contracts will be renewed or, if renewed, will be on terms as favorable as the existing contracts.

Recently Issued Accounting Pronouncements

We discuss the potential impact of recent accounting pronouncements in Note 1 to the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our consolidated financial position, consolidated results of operations, or consolidated cash flows due to adverse changes in financial and commodity market prices and rates. Market risk also includes credit and non-performance risk by counterparties to our various financial instruments, our banking partners. We are exposed to market risks due to changes in interest rates and foreign currency exchange rates (as measured against the U.S. dollar); as well as credit risk associated with potential non-performance of our counterparty banks. These exposures are directly related to our normal operating and funding activities. As discussed below, we enter into derivative instruments to manage and reduce the impact of currency exchange rate changes, primarily between the U.S. dollar/Canadian dollar, the U.S. dollar/Philippine peso, the U.S. dollar/Mexican peso, the U.S. dollar/Argentine peso, and the U.S. dollar/S. African rand. In order to mitigate against credit and non-performance risk, it is our policy to only enter into derivative contracts and other financial instruments with investment grade counterparty financial institutions and, correspondingly, our derivative valuations reflect the creditworthiness of our counterparties. As of the date of this report, we have not experienced, nor do we anticipate, any issue related to derivative counterparty defaults.

Interest Rate Risk

The interest rate on our Credit Facility is variable based upon the Prime Rate and the LIBOR and, therefore, is affected by changes in market interest rates. As of December 31, 2009, there was no outstanding balance under the Credit Facility. However, based upon the 2009 annual average borrowing rate of 1.2% and an average borrowed balance of $74 million, if the Prime Rate or LIBOR increased 100 basis points, there would not be a material impact to our consolidated financial position or results of operations.

Foreign Currency Risk

Our subsidiaries in Argentina, Canada, Costa Rica, Malaysia, Mexico, the Philippines and South Africa use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the years ended December 31, 2009, 2008 and 2007, revenue associated with this foreign exchange risk was 36%, 32% and 27% of our consolidated revenue, respectively.

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

The following summarizes relative (weakening) strengthening of the local currency against the U.S. Dollar during the years presented:

	Year Ended December 31,
	2009	2008	2007

Canadian Dollar vs. U.S. Dollar	14.3%	(23.9)%	15.2%
Philippine Peso vs. U.S. Dollar	2.2%	(15.1)%	15.9%
Argentina Peso vs. U.S. Dollar	(8.1)%	(11.5)%	(2.7)%
Mexican Peso vs. U.S. Dollar	5.7%	(26.7)%	(1.1)%
S. African Rand vs. U.S. Dollar	20.6%	(36.1)%	2.7%
Australian Dollar vs. U.S. Dollar	21.8%	(25.7)%	10.1%
Euro vs. U.S. Dollar	2.9%	(4.9)%	9.6%

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

Our cash flow hedging instruments as of December 31, 2009 and 2008 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

	Local Currency	U.S. Dollar		% Maturing in	Contracts Maturing
2009	Notional Amount	Notional Amount		2010	Through

Canadian Dollar	14,400	$11,782		50.0%	December 2011
Canadian Dollar Call Options	19,400	17,301		100.0%	December 2010
Philippine Peso	4,615,000	96,354	(1)	82.0%	December 2011
Argentine Peso	9,000	2,454		100.0%	May 2010
Mexican Peso	491,500	34,880		76.8%	September 2011
South African Rand	23,000	2,081		100.0%	February 2010
British Pound Sterling	3,876	6,565	(2)	64.1%	December 2011

		$171,417

	Local Currency	U.S. Dollar
2008	Notional Amount	Notional Amount

Canadian Dollar	88,300	$77,865
Canadian Dollar Call Options	44,400	39,305
Philippine Peso	6,656,909	150,418	(1)
Argentine Peso	102,072	29,054
Mexican Peso	856,500	70,530
S. African Rand	92,000	8,399
British Pound Sterling	1,725	2,537	(2)

		$378,108

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars, Australian dollars and British pound sterling, which are translated into equivalent U.S. dollars on December 31, 2009 and December 31, 2008.

(2)	Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on December 31, 2009 and December 31, 2008.

The fair value of our cash flow hedges at December 31, 2009 was (assets/(liabilities)):

	December 31,	Maturing in
	2009	2010

Canadian Dollar	$3,418	$2,331
Philippine Peso	2,385	2,050
Argentine Peso	(132)	(132)
Mexican Peso	1,565	1,010
S. African Rand	1,018	1,018
British Pound Sterling	(150)	(139)

	$8,104	$6,138

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The year over year change in fair value largely reflects the recent global economic conditions which resulted in high foreign exchange volatility and an overall weakening in the U.S. dollar.

We recorded net gains/(losses) of $(18.3) million, $4.9 million, and $13.6 million for settled cash flow hedge contracts and the related premiums for the years ended December 31, 2009, 2008, and 2007, respectively. These gains/(losses) are reflected in Revenue in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding gains or losses in our underlying exposures.

Other than the transactions hedged as discussed above and in Note 10 to the accompanying Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currencies. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis.

Fair Value of Debt and Equity Securities

We did not have any investments in debt or equity securities as of December 31, 2009 or 2008.

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

Disclosure Controls and Procedures.

Our management, with the participation of our CEO and Interim CFO, has evaluated the effectiveness of TeleTech’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2009. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and Interim CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our CEO and Interim CFO have concluded that, based on their review, our disclosure controls and procedures are effective to provide such reasonable assurance.

Our management, including the CEO and Interim CFO, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must consider the benefits of controls relative to their costs. Inherent limitations within a control system include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. While the design of any system of controls is to provide reasonable assurance of the effectiveness of disclosure controls, such design is also based in part upon certain assumptions about the likelihood of future events, and such assumptions, while reasonable, may not take into account all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be prevented or detected.

Our management has conducted an assessment of its internal control over financial reporting as of December 31, 2009 as required by Section 404 of the Sarbanes-Oxley Act. Management’s report on our internal control over financial reporting is included on page 50. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of our internal control over financial reporting is included on page F-2. Management has concluded that internal control over financial reporting is effective as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

There has been no change in our system of internal control over financial reporting during the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In connection with the preparation of this Form 10-K, our management, under the supervision and with the participation of our CEO and Interim CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has also been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included in “Part II – Item 8 – Financial Statements and Supplementary Data.”

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our 2010 Definitive Proxy Statement on Schedule 14A (the “2010 Proxy Statement”) regarding our executive officers under the heading “Information Regarding Executive Officers” is incorporated by reference herein. We have a Code of Ethical Conduct for Financial Managers for Senior Financial Officers and a Policy of Business Conduct. The Code of Ethical Conduct for Financial Managers applies to our CEO, Interim CFO, Controller or persons performing similar functions. The Code of Conduct applies to all of our directors, officers and employees and those of our subsidiaries. Both the

Code of Ethical Conduct for Financial Managers and the Code of Conduct are posted on our website at www.teletech.com on the Corporate Governance page. We will post on our website any amendments to or waivers of the Code of Ethical Conduct for Financial Managers or Code of Conduct for executive officers or directors, in accordance with applicable laws and regulations. The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the headings captions “Election of Directors” and “Code of Conduct and Committee Charters” in our 2010 Proxy Statement and is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

The information in our 2010 Proxy Statement set forth under the captions “Executive Compensation” and “Compensation Committee Report” is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

The information in our 2010 Proxy Statement set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

The information in our 2010 Proxy Statement set forth under the caption “Certain Relationships and Related Party Transactions” is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information in our 2010 Proxy Statement set forth under the caption “Fees Paid to Accountants” is incorporated herein by reference.

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

3		Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

3.01	Restated Certificate of Incorporation of TeleTech (incorporated by reference to Exhibit 3.1 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)
3.02	Second Amended and Restated Bylaws of TeleTech (incorporated by reference to Exhibit 3.02 to TeleTech’s Current Report on Form 8-K filed on May 28, 2009)
10.01	TeleTech Holdings, Inc. Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)**
10.02	TeleTech Holdings, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-113432) filed on March 9, 2004)**

Exhibit No.	Description

10.03	TeleTech Holdings, Inc. Directors Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)**
10.04	TeleTech Holdings, Inc. Amended and Restated 1999 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-96617) filed on July 17, 2002)**
10.05	Amendment to 1999 Stock Option and Incentive Plan dated February 11, 2009 (incorporated by reference to Exhibit 10.05 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**
10.06	Form of Restricted Stock Unit Agreement (effective in 2007 and 2008) (incorporated by reference to Exhibit 10.05 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**
10.07	Amendment to Form of Restricted Stock Unit Agreement (effective December 2008) (incorporated by reference to Exhibit 10.07 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**
10.08	Form of Restricted Stock Unit Agreement (effective in 2009) (incorporated by reference to Exhibit 10.1 TeleTech’s Current Report on Form 8-K filed on February 17, 2009)**
10.09	Form of Non-Qualified Stock Option Agreement (below Vice President) (incorporated by reference to Exhibit 10.06 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**
10.10	Form of Non-Qualified Stock Option Agreement (Vice President and above) (incorporated by reference to Exhibit 10.07 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**
10.11	Form of Non-Qualified Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.08 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**
10.12	Independent Director Compensation Arrangements (effective May 21, 2009) (incorporated by reference to Exhibit 10.1 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)**
10.13	Employment Agreement between James E. Barlett and TeleTech dated October 15, 2001 (incorporated by reference to Exhibit 10.66 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)**
10.14	Amendment to Employment Agreement between James E. Barlett and TeleTech dated December 31, 2008 (incorporated by reference to Exhibit 10.13 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**
10.15	Stock Option Agreement dated October 15, 2001 between James E. Barlett and TeleTech (incorporated by reference to Exhibit 10.70 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)**
10.16	Amendment dated September 17, 2008 to Stock Option Agreement between James E. Barlett and TeleTech (incorporated by reference to Exhibit 10.15 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**
10.17	Employment Agreement between Kenneth D. Tuchman and TeleTech dated October 15, 2001 (incorporated by reference to Exhibit 10.68 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)**
10.18	Amendment to Employment Agreement between Kenneth D. Tuchman and TeleTech dated December 31, 2008 (incorporated by reference to Exhibit 10.17 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**
10.19	Stock Option Agreement between Kenneth D. Tuchman and TeleTech dated October 1, 2001 (incorporated by reference to Exhibit 10.69 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)**

Exhibit No.		Description

10.20		Amendment dated September 17, 2008 to Stock Option Agreement between Kenneth D. Tuchman and TeleTech (incorporated by reference to Exhibit 10.19 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**
10.21		Employment Agreement dated April 6, 2004 between Gregory G. Hopkins and TeleTech (incorporated by reference to Exhibit 10.1 to TeleTech’s Quarterly Report on Form 10-Q for the for the quarter ended September 30, 2008)**
10.22		Amendment to Employment Agreement between Gregory G. Hopkins and TeleTech dated December 16, 2008 (incorporated by reference to Exhibit 10.21 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**
10.23		Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, The Lenders named herein, as lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of September 28, 2006 (incorporated by reference to Exhibit 10.39 to TeleTech’s Annual Report on Form 10-K filed on February 7, 2007)
10.24		First Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of October 24, 2006 (incorporated by reference to Exhibit 10.40 to TeleTech’s Annual Report on Form 10-K filed on February 7, 2007)
10.25		Second Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of November 15, 2007 (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on December 4, 2007)
10.26		Third Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of March 25, 2008 (incorporated by reference to Exhibit 10.1 TeleTech’s Current Report on Form 8-K filed on March 27, 2008)
10.27		Fourth Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of June 30, 2008 (incorporated by reference to Exhibit 10.1 TeleTech’s Current Report on Form 8-K filed on June 30, 2008)
10.28		Fifth Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of September 4, 2008 (incorporated by reference to Exhibit 10.1 TeleTech’s Current Report on Form 8-K filed on September 8, 2008)
21	.01*	List of subsidiaries
23	.01*	Consent of Independent Registered Public Accounting Firm
31	.01*	Rule 13a-14(a) Certification of CEO of TeleTech
31	.02*	Rule 13a-14(a) Certification of CFO of TeleTech
32	.01*	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32	.02*	Written Statement of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Filed herewith.

**	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized on February 22, 2010.

TELETECH HOLDINGS, INC.

By:	/s/ Kenneth D. Tuchman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 22, 2010, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Kenneth D. Tuchman Kenneth D. Tuchman	PRINCIPAL EXECUTIVE OFFICER Chief Executive Officer and Chairman of the Board
/s/ John R. Troka, Jr. John R. Troka, Jr.	PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER Senior Vice President Finance – Global Operations and Interim Chief Financial Officer
/s/ James E. Barlett James E. Barlett	DIRECTOR
/s/ William A. Linnenbringer William A. Linnenbringer	DIRECTOR
/s/ Ruth C. Lipper Ruth C. Lipper	DIRECTOR
/s/ Shrikant Mehta Shrikant Mehta	DIRECTOR
/s/ Anjan Mukherjee Anjan Mukherjee	DIRECTOR
/s/ Robert M. Tarola Robert M. Tarola	DIRECTOR
/s/ Shirley Young Shirley Young	DIRECTOR

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS OF TELETECH HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
TeleTech Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of TeleTech Holdings, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 22, 2010

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands except share amounts)

	December 31,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$109,424	$87,942
Accounts receivable, net	216,614	236,997
Prepaids and other current assets	45,322	31,279
Deferred tax assets, net	5,911	30,328
Income taxes receivable	25,104	18,342

Total current assets	402,375	404,888
Long-term assets
Property, plant and equipment, net	126,995	157,747
Goodwill	45,250	44,150
Contract acquisition costs, net	8,049	7,591
Deferred tax assets, net	36,527	31,504
Other long-term assets	20,971	23,062

Total long-term assets	237,792	264,054

Total assets	$640,167	$668,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,625	$26,214
Accrued employee compensation and benefits	67,106	71,919
Other accrued expenses	18,481	18,887
Income taxes payable	20,327	19,168
Deferred tax liabilities, net	3,145	–
Deferred revenue	13,164	12,867
Other current liabilities	6,118	31,044

Total current liabilities	145,966	180,099
Long-term liabilities
Line of credit	–	80,800
Grant advances	745	1,824
Negative investment in deconsolidated subsidiary	4,865	4,865
Deferred rent	13,989	15,241
Other long-term liabilities	18,701	25,219

Total long-term liabilities	38,300	127,949

Total liabilities	184,266	308,048

Commitments and contingencies (Note 16)

Stockholders’ equity
Preferred stock; $0.01 par; 10,000,000 shares authorized; zero shares outstanding as of December 31, 2009 and 2008	–	–
Common stock; $.01 par value; 150,000,000 shares authorized; 62,218,238 and 63,816,379 shares outstanding as of December 31, 2009 and 2008, respectively	622	638
Additional paid-in capital	344,251	341,887
Treasury stock at cost: 19,836,208 and 18,238,066 shares, respectively	(251,691)	(228,596)
Accumulated other comprehensive income (loss)	10,513	(33,020)
Retained earnings	346,728	274,974
Noncontrolling interest	5,478	5,011

Total stockholders’ equity	455,901	360,894

Total liabilities and stockholders’ equity	$640,167	$668,942

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands except per share amounts)

	Year Ended December 31,
	2009	2008	2007

Revenue	$1,167,915	$1,400,147	$1,369,632

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	820,517	1,024,451	1,001,459
Selling, general and administrative	180,039	199,495	207,528
Depreciation and amortization	56,991	59,166	55,953
Restructuring charges, net	5,072	6,059	7,115
Impairment losses	4,587	2,018	15,789

Total operating expenses	1,067,206	1,291,189	1,287,844

Income from operations	100,709	108,958	81,788

Other income (expense)
Interest income	2,634	4,816	2,364
Interest expense	(3,158)	(6,738)	(6,645)
Other, net	2,858	(2,432)	(2,156)

Total other income (expense)	2,334	(4,354)	(6,437)

Income before income taxes	103,043	104,604	75,351

Provision for income taxes	(27,477)	(27,269)	(19,562)

Net income	75,566	77,335	55,789

Net income attributable to non-controlling interest	(3,812)	(3,588)	(2,686)

Net income attributable to TeleTech shareholders	$71,754	$73,747	$53,103

Other comprehensive income (loss)
Net income	$75,566	$77,335	$55,789
Foreign currency translation adjustments	18,231	(48,396)	25,955
Derivative valuation, net of tax	25,647	(42,596)	21,593
Other	–	100	(117)

Total comprehensive income (loss)	119,444	(13,557)	103,220
Comprehensive income attributable to non-controlling interest	(4,157)	(3,604)	(2,754)

Comprehensive income (loss) attributable to TeleTech	$115,287	$(17,161)	$100,466

Weighted average shares outstanding
Basic	62,891	68,208	70,228
Diluted	64,238	69,578	72,638

Net income per share attributable to TeleTech shareholders
Basic	$1.14	$1.08	$0.76
Diluted	$1.12	$1.06	$0.73

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands except per share amounts)

	Stockholders’ Equity of the Company
							Accumulated
						Additional	Other
	Preferred Stock		Common Stock		Treasury	Paid-in	Comprehensive	Retained	Non-controlling	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	interest	Equity

Balance as of December 31, 2006	–	$–	70,103	$701	$(96,200)	$298,327	$10,525	$149,361	$5,877	$368,591
Net income	–	–	–	–	–	–	–	53,103	2,686	55,789
Dividends distributed to noncontrolling interest	–	–	–	–	–	–	–	–	(5,076)	(5,076)
Foreign currency translation adjustments	–	–	–	–	–	–	25,887	–	68	25,955
Derivatives valuation, net of tax	–	–	–	–	–	–	21,593	–	–	21,593
Cumulative effect of adoption FIN 48	–	–	–	–	–	–	–	(1,237)	–	(1,237)
Exercise of stock options	–	–	1,311	13	–	15,936	–	–	–	15,949
Excess tax benefit from equity-based awards	–	–	–	–	–	6,969	–	–	–	6,969
Equity-based compensation expense	–	–	–	–	–	13,361	–	–	–	13,361
Purchases of common stock	–	–	(1,586)	(16)	(47,005)	–	–	–	–	(47,021)
Other	–	–	–	–	–	–	(117)	–	–	(117)

Balance as of December 31, 2007	–	$–	69,828	$698	$(143,205)	$334,593	$57,888	$201,227	$3,555	$454,756

Net income	–	–	–	–	–	–	–	73,747	3,588	77,335
Dividends distributed to noncontrolling interest	–	–	–	–	–	–	–	–	(2,148)	(2,148)
Foreign currency translation adjustments	–	–	–	–	–	–	(48,412)	–	16	(48,396)
Derivatives valuation, net of tax	–	–	–	–	–	–	(42,596)	–	–	(42,596)
Vesting of restricted stock units	–	–	148	2	–	(1,059)	–	–	–	(1,057)
Exercise of stock options	–	–	334	3	4,124	(1,194)	–	–	–	2,933
Excess tax benefit from equity-based awards	–	–	–	–	–	(1,176)	–	–	–	(1,176)
Equity-based compensation expense	–	–	–	–	–	10,723	–	–	–	10,723
Purchases of common stock	–	–	(6,494)	(65)	(89,515)	–	–	–	–	(89,580)
Other	–	–	–	–	–	–	100	–	–	100

Balance as of December 31, 2008	–	$–	63,816	$638	$(228,596)	$341,887	$(33,020)	$274,974	$5,011	$360,894

Net income	–	–	–	–	–	–	–	71,754	3,812	75,566
Dividends distributed to noncontrolling interest	–	–	–	–	–	–	–	–	(3,690)	(3,690)
Foreign currency translation adjustments	–	–	–	–	–	–	17,886	–	345	18,231
Derivatives valuation, net of tax	–	–	–	–	–	–	25,647	–	–	25,647
Vesting of restricted stock units	–	–	307	3	3,855	(5,777)	–	–	–	(1,919)
Exercise of stock options	–	–	621	6	7,791	(1,638)	–	–	–	6,159
Excess tax benefit from equity-based awards	–	–	–	–	–	(1,861)	–	–	–	(1,861)
Equity-based compensation expense	–	–	–	–	–	11,640	–	–	–	11,640
Purchases of common stock			(2,526)	(25)	(34,741)	–	–	–	–	(34,766)

Balance as of December 31, 2009	–	$–	62,218	$622	$(251,691)	$344,251	$10,513	$346,728	$5,478	$455,901

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities
Net income	$75,566	$77,335	$55,789
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,991	59,166	55,953
Amortization of contract acquisition costs	3,450	2,384	2,544
Provision for doubtful accounts	1,412	1,990	576
Loss (gain) on disposal of assets	1,603	(305)	(428)
Impairment losses	4,587	2,018	15,789
Deferred income taxes	6,066	752	(1,079)
Excess tax benefit from equity-based awards	(2,345)	(1,485)	–
Equity-based compensation expense	11,640	10,312	13,361
(Gain) loss on foreign currency derivatives	(192)	1,942	–
Changes in assets and liabilities:
Accounts receivable	27,258	17,668	(32,588)
Prepaids and other assets	(6,194)	8,658	(1,834)
Accounts payable and accrued expenses	(19,142)	(14,259)	(5,135)
Deferred revenue and other liabilities	(28)	(5,610)	566

Net cash provided by operating activities	160,672	160,566	103,514
Cash flows from investing activities
Proceeds from disposition of assets	–	–	11,968
Proceeds from grant for property, plant and equipment	785	4,276	–
Purchases of property, plant and equipment	(24,973)	(65,988)	(61,083)
Settlement of foreign currency contracts for net investment hedging	(1,727)	–	–
Purchases of foreign currency option contracts	–	(416)	–
Payment for contract acquisition costs	(3,900)	–	–

Net cash used in investing activities	(29,815)	(62,128)	(49,115)
Cash flows from financing activities
Proceeds from line of credit	920,960	1,147,730	657,700
Payments on line of credit	(1,001,760)	(1,132,330)	(657,300)
Payments on capital lease obligations and equipment financing	(2,332)	(1,359)	(1,301)
Payments of debt refinancing fees	–	(1,109)	(18)
Dividends distributed to non-controlling interest	(3,690)	(2,148)	(5,076)
Proceeds from exercise of stock options	6,159	2,933	15,949
Excess tax benefit from equity based awards	484	309	6,969
Purchase of treasury stock	(34,766)	(89,580)	(47,021)

Net cash used in financing activities	(114,945)	(75,554)	(30,098)
Effect of exchange rate changes on cash and cash equivalents	5,570	(26,181)	8,586

Increase (decrease) in cash and cash equivalents	21,482	(3,297)	32,887
Cash and cash equivalents, beginning of period	87,942	91,239	58,352

Cash and cash equivalents, end of period	$109,424	$87,942	$91,239

Supplemental disclosures
Cash paid for interest	$2,775	$4,098	$5,696

Cash paid for income taxes	$24,543	$21,196	$19,658

Non-cash investing and financing activities
Acquisition of equipment through installment purchase agreements	$3,971	$–	$2,030

Landlord incentives credited to deferred rent	$165	$–	1,978

Grant income credited to property, plant and equipment	$745	$792	$–

Recognition of asset retirement obligations	$183	$–	$180

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(1)	OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

TeleTech Holdings, Inc. and its subsidiaries (“TeleTech” or the “Company”) serve their clients through the primary businesses of Business Process Outsourcing (“BPO”), which provides outsourced business process, customer management and marketing services for a variety of industries via operations in the U.S., Argentina, Australia, Brazil, Canada, China, Costa Rica, Germany, Malaysia, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, South Africa and Spain.

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TeleTech, its wholly owned subsidiaries, its 55% equity owned subsidiary in Percepta, LLC and 60% equity owned TeleTech Services (India) Limited. As discussed in Note 2, in December 2007, the Company completed the sale of its 60% equity interest in its Indian joint venture, which provided BPO solutions primarily for in-country clients. On December 22, 2008, as discussed in Note 3, Newgen Results Corporation, a wholly-owned subsidiary of the Company, filed a voluntary petition for liquidation under Chapter 7 in the United States Bankruptcy Court for the District of Delaware. According to the authoritative guidance, the consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Accordingly, the Company deconsolidated Newgen Results Corporation as of December 22, 2008. All intercompany balances and transactions have been eliminated in consolidation.

Effective January 1, 2009, the Company adopted the provisions of a new accounting standard which changed the presentation of non-controlling interest in subsidiaries. The format of the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Stockholders’ Equity, and Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007 and the Consolidated Balance Sheet as of December 31, 2008 have been reclassified to conform to the new presentation which was required to be applied retrospectively.

The Company has evaluated all subsequent events through February 22, 2010, the date the financial statements were issued.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates including those related to derivatives and hedging activities, income taxes including the valuation allowance for deferred tax assets, valuation of long-lived assets, self-insurance reserves, litigation and restructuring reserves, and allowance for doubtful accounts. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions.

Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and derivative instruments. Historically, the losses related to credit risk have been immaterial. The Company regularly monitors its credit risk to mitigate the possibility of current and future exposures resulting in a loss. The Company evaluates the creditworthiness of its clients prior to entering into an

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

agreement to provide services and as necessary through the life of the client relationship. The Company does not believe it is exposed to more than a nominal amount of credit risk in its derivative hedging activities, as the Company diversifies its activities across six well-capitalized, investment-grade financial institutions.

Fair Value of Financial Instruments

Fair values of cash equivalents and current accounts receivable and payable approximate the carrying amounts because of their short-term nature. Long-term debt carried on the Company’s Consolidated Balance Sheets as of December 31, 2008 has a carrying value that approximates its estimated fair value due to the revolving nature of the debt and varying interest rates.

Cash and Cash Equivalents

The Company considers all cash and highly liquid short-term investments with an original maturity of 90 days or less to be cash equivalents. The Company manages a concentrated global treasury function in the United States with a particular focus on centralizing and safeguarding its global cash and cash equivalent reserves. While the Company generally prefers to hold U.S. Dollars, it maintains adequate cash in the functional currency of its foreign subsidiaries to support local operating costs. The Company can provide no assurances that it will not sustain losses. The Company believes that it has effectively mitigated and managed its risk relating to its global cash through its cash management practices, banking partners, and low-risk investments.

Accounts Receivable

An allowance for doubtful accounts is calculated based on the aging of the Company’s accounts receivable, historical experience, client financial condition, and management judgment. The Company writes off accounts receivable against the allowance when the Company determines a balance is uncollectible.

Derivatives

The Company enters into foreign exchange forward and option contracts to reduce its exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue in non-functional currencies. Upon proper qualification, these contracts are accounted for as cash flow hedges under current accounting standards. The Company also entered into foreign exchange forward contracts to hedge its net investment in a foreign operation. The Company formally documents at the inception of the hedge all relationships between hedging instruments and hedged items as well as its risk management objective and strategy for undertaking various hedging activities.

All derivative financial instruments are reported in Other assets and Other liabilities on the Consolidated Balance Sheets at fair value. Changes in fair value of derivative instruments designated as cash flow hedges are recorded in Accumulated Other Comprehensive Income (Loss), a component of Stockholders’ Equity, to the extent they are deemed effective. Ineffectiveness is measured based on the change in fair value of the forward contracts and the fair value of the hypothetical derivatives with terms that match the critical terms of the risk being hedged. Based on the criteria established by current accounting standards, the Company’s cash flow hedge contracts are deemed to be highly effective. Changes in fair value of the Company’s net investment hedge are recorded in cumulative translation adjustment in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets offsetting the change in cumulative translation adjustment attributable to the hedged portion of the Company’s net investment in the foreign operation. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction within Revenue. Gains and losses from the settlements of the Company’s net investment hedges remain in Accumulated Other Comprehensive Income (Loss) until partial or complete liquidation of the applicable net investment.

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

In addition to hedging activities, the Company has embedded derivatives in certain foreign lease contracts. The Company bifurcates and calculates the fair values of the embedded derivative feature from the host contract with any changes in fair value of the embedded derivatives recognized in Cost of Services.

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost less accumulated depreciation and amortization. Maintenance, repairs and minor renewals are expensed as incurred.

Depreciation and amortization are computed on the straight-line method based on the following estimated useful lives:

Building	25 years
Computer equipment and software	3 to 5 years
Telephone equipment	4 to 7 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of economic useful life (typically 10 years) or original lease term
Other	3 to 7 years

The Company evaluates the carrying value of property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows.

Software Development Costs

The Company capitalizes costs incurred to acquire or develop software for internal use. Capitalized software development costs are amortized using the straight-line method over an estimated useful life equal to the lesser of the license term or 4 years.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Other Intangible Assets

The Company has other intangible assets that include trademarks, customer relationships and non-compete agreements. Definite life intangible assets are amortized on a straight-line basis over the length of the contract or benefit period, which generally ranges from two to 10 years. The Company periodically evaluates recoverability of intangible assets and takes into account events or circumstances that indicate a potential impairment exists or that warrant revised estimates of useful lives.

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

Restructuring Liabilities

Current accounting standards specify that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, instead of upon commitment to a plan. In some cases, management has chosen to close under-performing delivery centers and implement reductions in force to enhance future profitability.

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

Income Taxes

Under current accounting standards, the Company accounts for income tax through the recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the Consolidated Financial Statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Gross deferred tax assets may then be reduced by a valuation allowance for amounts that do not satisfy the realization criteria established by current accounting standards.

In 2007, the Company adopted an accounting standard to account for any uncertainties in income taxes. This standard contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

tax position will be sustained on audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. The Company evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors including changes in facts or circumstances, changes in applicable tax law, and settlement of issues under audit. The Company recognizes interest and penalties related to uncertain tax positions as a part of the Provision for Income Taxes in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company provides for U.S. income tax expense on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the U.S.

Equity-Based Compensation Expense

Equity-based compensation expense for all share-based payment awards granted is determined based on the grant-date fair value. The Company recognizes equity-based compensation expense net of an estimated forfeiture rate, and recognizes compensation expense only for shares that are expected to vest on a straight-line basis over the requisite service period of an award, which is typically the vesting term of the share-based payment award. The Company estimates the forfeiture rate annually based on its historical experience of vested and forfeited awards.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Certain client programs provide for adjustments to monthly billings based upon whether the Company meets or exceeds certain performance criteria as set forth in the contract. Increases or decreases to monthly billings arising from such contract terms are reflected in Revenue in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) as earned or incurred.

Training Revenue and Costs

Current accounting standards regarding revenue recognition require the deferral of revenue for the initial training that occurs upon commencement of a new client contract if that training is billed separately to a client. Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are also deferred. In these circumstances, both the training revenue and costs are amortized straight-line over the life of the client contract as a component of Revenue and Cost of Services, respectively. In situations where these initial training costs are not billed separately, but rather included in the hourly service rates paid by the client over the life of the contract, no deferral is necessary as the revenue is being recognized over the life of the contract and the associated training costs are expensed as incurred.

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

Asset Retirement Obligations

Asset retirement obligations relate to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development and/or normal use of the underlying assets.

The Company records all asset retirement obligations, which primarily relate to “make-good” clauses in operating leases for its delivery centers, at estimated fair value. The associated asset retirement obligations are capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. The liability, reported within Other Long-Term Liabilities, is accreted through charges to operating expenses. If the asset retirement obligation is settled for an amount other than the carrying amount of the liability, the Company recognizes a gain or loss on settlement.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on business combinations, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15,

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

2008. The adoption of this pronouncement did not have a material impact on the Company’s results of operations, financial position or cash flows.

In December 2007, the FASB issued new authoritative guidance related to the accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The new standard requires non-controlling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. The standard also requires a new presentation on the face of the consolidated financial statements to separately report the amounts attributable to controlling and non-controlling interests. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The adoption of this pronouncement did not have a material impact on the Company’s results of operations, financial position or cash flows.

Effective January 1, 2009, the Company adopted new accounting guidance related to the accounting for transfers of financial assets that concludes that a transferor and transferee should not separately account for a transfer of a financial asset and a related repurchase financing unless the two transactions have a valid and distinct business or economic purpose for being entered into separately and the repurchase financing does not result in the initial transferor regaining control over the financial asset. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position or cash flows.

Effective January 1, 2009, the Company adopted new accounting guidance on disclosures of derivative instruments and hedging activities. The new guidance provides disclosure requirements related to (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The new disclosures are expanded to include more tables and discussion about the qualitative aspects of the Company’s hedging strategies. Effective in the second quarter of 2009, the Company adopted guidance requiring fair value disclosures be made on a quarterly basis, and providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. As this guidance only requires additional disclosures, adoption did not affect the Company’s results of operations, financial position, or cash flows.

Effective in the second quarter of 2009, the Company adopted new accounting guidance regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased and when transactions are not orderly. This new guidance provides guidelines for making fair value measurements more consistent with the principles presented in existing fair value guidance. The new guidance reaffirms that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This new guidance did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

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

(2)	DISPOSITIONS

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The Company also entered into a services agreement with the buyer to provide ongoing BPO services that were previously being performed by the Company. Management reviewed the direct cash flows associated with this agreement and compared them to management’s estimates of the revenue associated with the Database Marketing and Consulting business. The Company concluded that these direct cash flows were significant. As a result, the operations included in the Database Marketing and Consulting business did not meet certain criteria to be classified as discontinued operations.

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

On December 22, 2008, Newgen Results Corporation, a wholly-owned subsidiary of the Company, filed a voluntary petition for liquidation under Chapter 7 in the United States Bankruptcy Court for the District of Delaware. Under current accounting standards, the consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Under these rules, legal reorganization or bankruptcy represents conditions that can preclude consolidation as control rests with the Bankruptcy Court, rather than the majority owner. Accordingly, the Company deconsolidated Newgen Results Corporation as of December 22, 2008. As a result, the Company has reflected its negative investment of $4.9 million on the Consolidated Balance Sheet as of December 31, 2009 and 2008.

The following condensed financial statements of Newgen Results Corporation have been prepared to show the liabilities subject to compromise by the Bankruptcy Court to be reported separately from the liabilities not subject to compromise. All liabilities included in the condensed financial statements below are subject to compromise as of December 31, 2009 and represent the current estimate of the amount of

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

known or potential pre-petition claims that are subject to final settlement. Such claims remain subject to future adjustments.

	December 22,	December 31,	December 31,
	2008	2008	2009

Total current assets	$1,700	$1,700	$1,700
Total long-term assets	3,110	2,379	2,379

Total assets	$4,810	$4,079	$4,079

Total current liabilities	$3,931	$7,886	$7,886
Total long-term liabilities	5,744	–	–

Total liabilities	9,675	7,886	7,886
Total stockholders’ deficit	(4,865)	(3,807)	(3,807)

Total liabilities and stockholders’ deficit	$4,810	$4,079	$4,079

(4)	SEGMENT INFORMATION

The Company serves its clients through the primary business of BPO services.

The Company’s BPO business provides outsourced business process and customer management services for a variety of industries through global delivery centers and represents 100% of total annual revenue. Effective January 1, 2009, the Company completed certain organizational changes focused on streamlining the structure of its organization to more closely align the Company’s reporting structure with its client base and increase management accountability. Beginning in the first quarter of 2009, the Company’s North American BPO segment is comprised of sales to all clients based in North America (encompassing the U.S. and Canada), while the Company’s International BPO segment is comprised of sales to all clients based in countries outside of North America. TeleTech revised previously reported segment information to conform to its new segments in effect as of January 1, 2009.

The Database Marketing and Consulting segment, of which the Company sold substantially all the assets and liabilities in September 2007, provided outsourced database management, direct marketing and related customer acquisitions and retention services for automobile dealerships and manufacturers in North America. Income from Operations Before Income Taxes was reduced by $24.3 million which included $20.4 million of asset impairment and restructuring charges along with a loss on the sale of assets of $6.1 million partially offset by software license income of $2.2 million both of which were recorded in Other, Net. See Note 7 and 13 for further discussion on these impairments. On December 22, 2008, as discussed in Note 3, Newgen Results Corporation, which comprises the Database Marketing and Consulting segment, filed a voluntary petition for liquidation under Chapter 7 in the United States Bankruptcy Court for the District of Delaware. Accordingly, the Company deconsolidated Newgen Results Corporation as of December 22, 2008.

The Company allocates to each segment its portion of corporate operating expenses. All inter — company transactions between the reported segments for the periods presented have been eliminated.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The following tables present certain financial data by segment (amounts in thousands):

	As of and for the
	Year Ended December 31,
	2009	2008	2007

Revenue
North American BPO	$886,738	$1,020,722	$996,886
International BPO	281,177	379,425	355,854
Database Marketing and Consulting	–	–	16,892

Total	$1,167,915	$1,400,147	$1,369,632

Depreciation and amortization
North American BPO	$39,603	$41,385	$37,014
International BPO	17,388	17,756	15,073
Database Marketing and Consulting	–	25	3,866

Total	$56,991	$59,166	$55,953

Income from operations
North American BPO	$111,497	$103,084	$111,700
International BPO	(10,788)	6,351	6,615
Database Marketing and Consulting	–	(477)	(36,527)

Total	$100,709	$108,958	$81,788

Capital expenditures
North American BPO	$22,892	$40,216	$42,445
International BPO	2,081	25,772	18,008
Database Marketing and Consulting	–	–	630

Total	$24,973	$65,988	$61,083

Assets
North American BPO	$450,434	$483,187	$469,261
International BPO	189,733	185,755	288,757
Database Marketing and Consulting	–	–	2,277

Total	$640,167	$668,942	$760,295

Goodwill
North American BPO	$35,885	$35,885	$35,885
International BPO	9,365	8,265	9,269
Database Marketing and Consulting	–	–	–

Total	$45,250	$44,150	$45,154

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The following tables present certain financial data based upon the geographic location where the services are provided (amounts in thousands):

	As of and for the
	Year Ended December 31,
	2009	2008	2007

Revenue
United States	$411,438	$407,546	$431,602
Philippines	309,793	289,026	222,499
Latin America	200,486	304,093	234,167
Europe	115,804	151,069	146,451
Canada	82,500	154,190	203,061
Asia Pacific / Africa	47,894	94,223	131,852

Total	$1,167,915	$1,400,147	$1,369,632

Property, plant and equipment, gross
United States	$260,243	$261,064	$241,660
Philippines	79,898	71,974	62,044
Latin America	85,662	82,201	88,823
Europe	19,889	19,226	16,206
Canada	43,408	49,813	63,126
Asia Pacific / Africa	29,238	22,620	52,824

Total	$518,338	$506,898	$524,683

Other long-term assets
United States	$15,128	$15,836	$25,139
Philippines	2,042	2,573	2,555
Latin America	1,107	1,814	3,363
Europe	984	781	726
Canada	164	561	631
Asia Pacific / Africa	1,547	1,497	1,345

Total	$20,972	$23,062	$33,759

(5)	ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENTS

Accounts Receivable in the accompanying Consolidated Balance Sheets consists of the following (amounts in thousands):

	December 31,
	2009	2008

Accounts receivable	$222,194	$242,548
Less: Allowance for doubtful accounts	(5,580)	(5,551)

Accounts receivable, net	$216,614	$236,997

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Activity in the Company’s Allowance for Doubtful Accounts consists of the following (amounts in thousands):

	December 31,
	2009	2008	2007

Balance, beginning of year	$5,551	$4,725	$4,720
Provision for doubtful accounts	1,412	1,990	576
Deductions for uncollectible receivables written-off	(2,069)	(193)	(380)
Effect of foreign currency	686	(971)	(191)

Balance, end of year	$5,580	$5,551	$4,725

The Company had one client in each of the years ended December 31, 2009, 2008 and 2007 that contributed at least 10% of total revenue as reflected in the table below. Each operates in the communications industry and is included in the North American BPO. The revenue from these clients as a percentage of total revenue was as follows:

	Year Ended December 31,
	2009	2008	2007

T-Mobile	10%	4%	n/a
Sprint Nextel	6%	13%	15%

Accounts receivable from these clients were as follows (amounts in thousands):

	Year Ended December 31,
	2009	2008	2007

T-Mobile	$27,569	$15,987	n/a
Sprint Nextel	$6,554	$20,375	$37,347

The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs periodic credit evaluations of its clients and maintains allowances for uncollectible accounts. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk exists as of December 31, 2009.

(6)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (amounts in thousands):

	December 31,
	2009	2008

Land and buildings	$44,528	$44,532
Computer equipment and software	232,689	215,688
Telephone equipment	45,150	47,692
Furniture and fixtures	54,685	54,402
Leasehold improvements	140,762	143,105
Construction-in-progress	31	1,333
Other	493	146

Property, plant and equipment, gross	518,338	506,898
Less: Accumulated depreciation and amortization	(391,343)	(349,151)

Property, plant and equipment, net	$126,995	$157,747

Depreciation and amortization expense for property, plant and equipment was $55.9 million, $57.6 million and $54.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

In addition, the Company had $1.1 million and $0.4 million of unamortized Software Development Costs as of December 31, 2009 and 2008, respectively. Amortization expense for Software Development Costs was $0.4 million, $1.0 million and $3.1 million for the years ended December 31, 2009, 2008 and 2007, respectively, which is included in the depreciation and amortization expense for property, plant and equipment discussed above.

(7)	GOODWILL AND IMPAIRMENT

Goodwill consisted of the following (amounts in thousands):

				Effect of
	December 31,			Foreign	December 31,
	2008	Acquisitions	Impairments	Currency	2009

North American BPO	$35,885	$–	$–	$–	$35,885
International BPO	8,265	–	–	1,100	9,365

Total	$44,150	$–	$–	$1,100	$45,250

				Effect of
	December 31,			Foreign	December 31,
	2007	Acquisitions	Impairments	Currency	2008

North American BPO	$35,885	$–	$–	$–	$35,885
International BPO	9,269	–	–	(1,004)	8,265

Total	$45,154	$–	$–	$(1,004)	$44,150

Impairment

The Company performs a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test in the fourth quarter each year, or more frequently if indicators of impairment exist. As of December 31, 2009, the Company’s assessment of goodwill impairment indicated that the fair values of the Company’s reporting units were substantially in excess of their estimated carrying values, and therefore goodwill in the reporting units was not impaired.

In the second quarter of 2007, management determined that the carrying value of the Database Marketing and Consulting business’ goodwill should be reviewed for potential impairment. Management reached this conclusion due to repeated quarterly losses by the operations of the business, the deterioration of the automobile industry, which was the business’ market, and indications of lower value from interested third-parties to a possible sale of the business. As a result of performing a goodwill impairment assessment, an impairment charge of $13.4 million for the entirety of the business’ goodwill was recorded during the second quarter of 2007. This was recorded in Impairment Losses in the accompanying Consolidated Statement of Operations. See discussion of the sale of the Database Marketing and Consulting business in Note 2.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(8)	CONTRACT ACQUISITION COSTS

Contract acquisition costs, net consisted of the following (amounts in thousands):

	December 31,
	2009	2008

Contract acquisition costs, gross	$30,710	$26,802
Less: Accumulated amortization	(22,661)	(19,211)

Contract acquisition costs, net	$8,049	$7,591

Amortization of contract acquisition costs recorded as a reduction to Revenue was $3.4 million, $2.4 million and $2.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Expected future amortization of contract acquisition costs capitalized as of December 31, 2009 was as follows (amounts in thousands):

2010	$3,236
2011	2,848
2012	950
2013	761
2014	254

Total	$8,049

(9)	OTHER INTANGIBLE ASSETS

Other intangible assets consisted of the following (amounts in thousands):

		Amortization		Effect of
	December 31,	and		Foreign	December 31,
	2008	Impairment	Disposals	Currency	2009

Customer relationships, gross	$11,445	$(604)	$(4,879)	$1,338	$7,300
Customer relationships accumulated amortization	(5,494)	(1,071)	4,879	(869)	(2,555)
Trade name – indefinite life	1,800	–	–	–	1,800

Other intangible assets, net	$7,751	$(1,675)	$–	$469	$6,545

		Amortization		Effect of
	December 31,	and		Foreign	December 31,
	2007	Impairment	Disposals	Currency	2008

Customer relationships, gross	$12,689	$–	$–	$(1,244)	$11,445
Customer relationships accumulated amortization	(4,937)	(1,647)	–	1,090	(5,494)
Trade name – indefinite life	1,800	–	–	–	1,800

Other intangible assets, net	$9,552	$(1,647)	$–	$(154)	$7,751

Amortization expense related to other intangible assets was $1.1 million, $1.6 million and $1.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company recognized $0.6 million in impairment losses related to its customer relationships intangible assets during the year ended December 31, 2009 due to the loss of a significant customer in the International BPO segment. The impairment loss was equivalent to the remaining net carrying value of the particular asset at the time of the impairment. Refer to Note 13 for more information on Impairment Losses.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Expected future amortization of other intangible assets capitalized as of December 31, 2009 was as follows (amounts in thousands):

2010	$730
2011	730
2012	730
2013	730
2014	730
Thereafter	1,095

Total	$4,745

(10)	DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange forward and option contracts to reduce its exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets reflect the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of December 31, 2009, the Company has not experienced, nor does it anticipate any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain and loss in Accumulated Other Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands and net of tax):

	Year Ended December 31,
	2009	2008	2007

Aggregate unrealized net gain (loss) at beginning of year	$(21,180)	$21,417	$(176)
Net gain/(loss) from change in fair value of cash flow hedges	14,427	(39,624)	29,888
Net gain/(loss) reclassified to earnings from effective hedges	11,221	(2,973)	(8,295)

Aggregate unrealized net (loss) gain at end of year	$4,468	$(21,180)	$21,417

The Company’s cash flow hedging instruments as of December 31, 2009 and 2008 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

	Local Currency	U.S. Dollar		% Maturing in	Contracts Maturing
2009	Notional Amount	Notional Amount		2010	Through

Canadian Dollar	14,400	$11,782		50.0%	December 2011
Canadian Dollar Call Options	19,400	17,301		100.0%	December 2010
Philippine Peso	4,615,000	96,354	(1)	82.0%	December 2011
Argentine Peso	9,000	2,454		100.0%	May 2010
Mexican Peso	491,500	34,880		76.8%	September 2011
South African Rand	23,000	2,081		100.0%	February 2010
British Pound Sterling	3,876	6,565	(2)	64.1%	December 2011

		$171,417

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

	Local Currency	U.S. Dollar
2008	Notional Amount	Notional Amount

Canadian Dollar	88,300	$77,865
Canadian Dollar Call Options	44,400	39,305
Philippine Peso	6,656,909	150,418	(1)
Argentine Peso	102,072	29,054
Mexican Peso	856,500	70,530
S. African Rand	92,000	8,399
British Pound Sterling	1,725	2,537	(2)

		$378,108

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars, Australian dollars and British pound sterling, which are translated into equivalent U.S. dollars on December 31, 2009 and December 31, 2008.

(2)	Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on December 31, 2009 and December 31, 2008.

Hedge of Net Investment

In 2008, the Company entered into a foreign exchange forward contract to hedge its net investment in a foreign operation which was settled in May 2009. Changes in fair value of the Company’s net investment hedge are recorded in the cumulative translation adjustment in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets offsetting the change in the cumulative translation adjustment attributable to the hedged portion of the Company’s net investment in the foreign operation. Gains and losses from the settlements of the Company’s net investment hedge remain in Accumulated Other Comprehensive Income (Loss) until partial or complete liquidation of the applicable net investment. A loss of $1.2 million from the settlements of net investment hedges is recorded in Accumulated Other Comprehensive Income (Loss) as of December 31, 2009.

Fair Value Hedges

The Company enters into foreign exchange forward contracts to hedge against translation gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges, as well as the offsetting gain or loss on the hedged asset or liability, are recognized in earnings in the same line item, Other, net. As of December 31, 2009, the total notional amount of the Company’s forward contracts used as fair value hedges was $60.0 million.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Derivative Valuation and Settlements

The Company’s derivatives as of December 31, 2009 and 2008 were as follows (amounts in thousands):

	December 31, 2009
	Designated as Hedging
	Instruments		Not Designated as Hedging Instruments
	Foreign	Foreign	Foreign	Foreign
Derivative contracts:	Exchange	Exchange	Exchange	Exchange	Leases
			Option and
		Net	Forward		Embedded
Derivative classification:	Cash Flow	Investment	Contracts	Fair Value	Derivative

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$8,022	$–	$42	$29	$–
Other long-term assets	1,996	–	–	–	–
Other current liabilities	(1,884)	–	–	(137)	(139)
Other long-term liabilities	(30)	–	–	–	(230)

Total fair value of derivatives, net	$8,104	$–	$42	$(108)	$(369)

	December 31, 2008
	Designated as Hedging
	Instruments		Not Designated as Hedging Instruments
	Foreign	Foreign	Foreign	Foreign
Derivative contracts:	Exchange	Exchange	Exchange	Exchange	Leases
			Option and
		Net	Forward		Embedded
Derivative classification:	Cash Flow	Investment	Contracts	Fair Value	Derivative

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$1,926	$–	$–	$–	$–
Other long-term assets	2,297	–	–	–	9
Other current liabilities	(30,757)	(113)	–	(44)	(130)
Other long-term liabilities	(6,555)	–	–	–	(1,355)

Total fair value of derivatives, net	$(33,089)	$(113)	$–	$(44)	$(1,476)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2009 and 2008 were as follows (amounts in thousands):

Year Ended December 31,
	2009		2008
	Designated as Hedging		Designated as
	Instruments		Hedging Instruments
	Foreign	Foreign	Foreign	Foreign
Derivative contracts:	Exchange	Exchange	Exchange	Exchange
		Net		Net
Derivative classification:	Cash Flow	Investment	Cash Flow	Investment

Amount of gain or (loss) recognized in other comprehensive income – effective portion, net of tax:	$14,427	$(1,727)	$(39,624)	$507
Amount and location of net gain or (loss) reclassified from accumulated OCI to income – effective portion:
Revenue	$(18,293)	$–	$4,873	$–
Amount and location of net gain or (loss) reclassified from accumulated OCI to income – ineffective portion and amount excluded from effectiveness testing:
Other, net	$–	$–	$–	$–

	Year Ended December 31,
	2009			2008
	Not Designated as Hedging Instruments			Not Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange		Leases	Foreign Exchange		Leases
	Option and			Option and
	Forward		Embedded	Forward		Embedded
Derivative classification:	Contracts	Fair Value	Derivative	Contracts	Fair Value	Derivative

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Operations:
Cost of services	$–	$–	$1,108	$–	$–	$(1,942)
Other, net	(87)	(144)	–	–	1,973	–

(11)	FAIR VALUE

The authoritative guidance for fair value measurements establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires that the Company maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 –	Quoted prices in active markets for identical assets or liabilities.

Level 2 –	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, similar assets and liabilities in markets that are not active or can be corroborated by observable market data.

Level 3 –	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

On January 1, 2009, the Company adopted a newly issued accounting standard for fair value measurements of all non-financial assets and liabilities recognized on a non-recurring basis. Adoption of this standard did not have a significant impact on the Company’s results of operations, financial position or cash flows.

The following presents information as of December 31, 2009 of the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Debt - The Company’s debt is reflected in the accompanying balance sheets at amortized cost. Debt consists primarily of the Company’s Credit Facility, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Facility agreement). As of December 31, 2009, the Company had no borrowings outstanding under the Credit Facility. During 2009, borrowings accrued interest at an outstanding average rate of 1.2% per annum.

Derivatives – Net derivative assets (liabilities) measured at fair value on a recurring basis included the following (amounts in thousands):

As of December 31, 2009

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value

Cash flow hedges	$–	$8,104	$–	$8,104
Fair value hedges	–	(108)	–	(108)
Embedded derivatives	–	(369)	–	(369)
Option and Forward Contracts	–	42	–	42

Total net derivative asset (liability)	$–	$7,669	$–	$7,669

As of December 31, 2008

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value

Cash flow hedges	$–	$(33,089)	$–	$(33,089)
Fair value hedges	–	(44)	–	(44)
Embedded derivatives	–	(1,476)	–	(1,476)
Net investment hedges	–	(113)	–	(113)

Total net derivative asset (liability)	$–	$(34,722)	$–	$(34,722)

The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of December 31, 2009, credit risk did not materially change the fair value of the Company’s foreign currency forward and option contracts.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

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

The following is a summary of the Company’s fair value measurements (amounts in thousands):

As of December 31, 2009

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Assets
Money market investments	$–	$–	$–
Derivative instruments, net	$–	$7,669	$–

Total assets	$–	$7,669	$–

Liabilities
Deferred compensation plan liability	$–	$(3,399)	$–

Total liabilities	$–	$(3,399)	$–

As of December 31, 2008

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Assets
Money market investments	$–	$44	$–

Total assets	$–	$44	$–

Liabilities
Deferred compensation plan liability	$–	$(3,187)	$–
Derivative instruments, net	$–	$(34,722)	$–

Total liabilities	$–	$(37,909)	$–

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(12)	INCOME TAXES

The sources of pre-tax accounting income are as follows (amounts in thousands):

	Year Ended December 31,
	2009	2008	2007

Domestic	$34,791	$23,113	$(141)
Foreign	68,306	81,491	75,492

Total	$103,097	$104,604	$75,351

The components of the Company’s provision for income taxes are as follows (amounts in thousands):

	Year Ended December 31,
	2009	2008	2007

Current provision
Federal	$7,751	$8,480	$3,106
State	(317)	933	1,361
Foreign	13,977	17,104	16,174

Total current provision	21,411	26,517	20,641
Deferred provision (benefit)
Federal	7,027	1,009	(3,973)
State	460	331	(543)
Foreign	(1,421)	(588)	3,437

Total deferred provision (benefit)	6,066	752	(1,079)

Total provision for income taxes	$27,477	$27,269	$19,562

The following reconciles the Company’s effective tax rate to the federal statutory rate (amounts in thousands):

	Year Ended December 31,
	2009	2008	2007

Income tax per U.S. federal statutory rate (35%)	$36,084	$36,611	$26,372
State income taxes, net of federal deduction	1,015	716	342
Change in valuation allowances	(2,855)	(2,825)	(378)
Foreign income taxes at different rates than the U.S.	(12,812)	(11,426)	(6,693)
Foreign withholding taxes	3,402	2,501	1,731
Record increase to deferred tax assets due to
implementation of tax planning strategies	–	–	(828)
Losses in international markets without tax benefits	856	560	912
Nondeductible compensation under Section 162(m)	1,162	175	224
Liabilities for uncertain tax positions	401	(72)	(162)
Permanent difference related to foreign exchange gains	(110)	(149)	(2,381)
(Income)/losses of foreign branch operations	(78)	2,501	3,535
Permanent difference related to sale of joint venture	–	–	(2,406)
Non-taxable earnings of minority interest	(434)	(863)	(785)
Other	846	(460)	79

Income tax per effective tax rate	$27,477	$27,269	$19,562

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The Company’s deferred income tax assets and liabilities are summarized as follows (amounts in thousands):

	Year Ended December 31,
	2009	2008

Deferred tax assets, gross
Accrued workers compensation, deferred compensation and employee benefits	$4,014	$5,682
Allowance for doubtful accounts, insurance and other accruals	6,258	8,694
Depreciation and amortization	11,279	12,257
Amortization of deferred rent liabilities	5,273	5,227
Net operating losses	13,756	10,064
Equity compensation	5,979	7,451
Customer acquisition and deferred revenue accruals	3,071	6,196
Federal and state tax credits	14,972	21,299
Unrealized losses on derivatives	–	13,541
Other	4,555	3,331

Total deferred tax assets, gross	69,157	$93,742
Valuation allowances	(20,363)	(28,851)

Total deferred tax assets, net	48,794	$64,891
Deferred tax liabilities
Long-term lease obligations	(1,327)	(1,573)
Unrealized losses on derivatives	(2,851)	–
Contract acquisition costs	(505)	(1,362)
Future losses in UK	(1,967)	–
Other	(2,851)	(124)

Total deferred tax liabilities	(9,501)	(3,059)

Net deferred tax assets	$39,293	$61,832

The Company periodically reviews the likelihood that deferred tax assets will be realized in future tax periods under the “more likely than not” criteria. In making this judgment, the Company evaluates all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required.

As of December 31, 2009 the Company had approximately $21.6 million of net deferred tax assets in the U.S. and $17.7 million of net deferred tax assets related to certain international locations whose recoverability is dependent upon their future profitability. As of December 31, 2009 the deferred tax valuation allowance was $20.4 million and related primarily to tax losses in foreign jurisdictions and U.S. federal and state tax credits which do not meet the “more-likely-than-not” standard under current accounting guidance. The utilization of these state tax credits are subject to numerous factors including various expiration dates, generation of future taxable income over extended periods of time and state income tax apportionment factors which are subject to change.

When there is a change in judgment concerning the recovery of deferred tax assets in future periods, the valuation allowance is reversed into earnings during the quarter in which the change in judgment occurred. In 2009, the Company made adjustments to its deferred tax assets and corresponding valuation allowances. The net change to the valuation allowance of $8.5 million was due to: a $2.5 million release of the valuation allowance in the United Kingdom; an increase in the valuation allowance of $4.9 million for deferred tax assets in other foreign jurisdictions that do not meet the “more-likely-than-not” standard; a release of $9.8 million in the United States for state credits and net operating loss carry-forwards; and a release of $1.1 million in the United States primarily for valuation of executive compensation that may be limited for tax purposes in the future and foreign tax credit carry-forward of the

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

total change, only $2.0 million ($2.9 million reversal less $0.9 million increase) was reflected as a current benefit. The remainder was offset by the write-off of deferred tax assets.

As of December 31, 2009, after consideration of all tax loss and tax credit carry back opportunities, the Company had net foreign tax loss carry forwards expiring as follows (amounts in thousands):

2008	$–
2009	–
2010	–
2011	9
2012	100
2013	174
2014	1,787
2015	525
No expiration	30,693

Total	$33,288

As of December 31, 2009, domestically, the Company had $3.2 million of federal tax loss carry-forwards and state tax credit carry-forwards of $8.9 million that if unused will expire between 2010 and 2022.

As of December 31, 2009 the cumulative amount of foreign earnings considered permanently invested and not repatriated was $249 million. If these earnings become taxable in the U.S., some portion of them would be subject to incremental U.S. income tax expense and foreign withholding tax expense.

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and Costa Rica. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted 14 separate agreements with an initial period of four years and additional periods for varying years, expiring at various times between 2010 and 2013. The aggregate effect on income tax expense for the years ended December 31, 2009, December 31, 2008 and 2007 was approximately $8.9 million, $9.2 million and $5.7 million, respectively, which had a favorable impact on net income per share of $0.14, $0.14 and $0.08, respectively.

Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company had $17.3 million in unrecognized tax benefits that it did not consider “probable” under the existing accounting guidance. Upon adoption of new authoritative guidance for accounting for uncertain tax positions in the first quarter of fiscal 2007, and re-evaluation of the $17.3 million, it also did not meet the “more-likely-than-not” criteria of established by the new guidance.

On implementation of the new guidance in accounting for uncertain tax positions, the Company increased the existing reserve for uncertain tax positions of $17.8 million by recognizing additional liabilities of $1.2 million as a reduction to the January 1, 2007 balance of retained earnings. The total amount of interest and penalties relating to the $19.0 million reserve for uncertain tax positions recorded at the time of adoption was $0.1 million. This amount was also recorded as a reduction to the January 1, 2007 balance of retained earnings.

The total amount of interest and penalties recognized in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) as of December 31, 2009 was approximately $0.1 million

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

and the total amount of interest and penalties recognized in the accompanying Consolidated Balance Sheets as of December 31, 2009 was approximately $0.1 million.

The Company had a reserve for uncertain tax benefits on a net basis of $19.1 million and $18.9 million for the years ended December 31, 2009 and 2008, respectively. The liability for uncertain tax positions was reduced by $0.2 million for tax positions that were resolved favorably. This reduction was offset by new liabilities for tax positions taken during 2009 that did not meet the more-likely-than-not standard. The net activity did not have a material impact on the effective tax rate. If the Company recognized these remaining unrecorded tax benefits, approximately $19.2 million of tax benefits and tax related interest and penalties accrued, such recognition would favorably impact the effective tax rate.

The tabular reconciliation of the reserve for uncertain tax benefits on a gross basis for the year ended December 31, 2009 is presented below (amounts in thousands):

Balance as of December 31, 2006	$22,305
Additions for current year tax positions	35
Reductions in prior year tax positions	(337)
Lapses in statute of limitations	(71)

Balance as of December 31, 2007	$21,932
Additions for current year tax positions	613
Reductions in prior year tax positions	(627)

Balance as of December 31, 2008	$21,918
Additions for current year tax positions	352
Reductions in prior year tax positions	(238)

Balance as of December 31, 2009	$22,032

The Company and its domestic and foreign subsidiaries (including Percepta LLC and its domestic and foreign subsidiaries) file income tax returns as required in the U.S. federal jurisdiction and various state and foreign jurisdictions. The following table presents the major tax jurisdictions and tax years that are open as of December 31, 2009 and subject to examination by the respective tax authorities:

Tax Jurisdiction	Tax Year Ended

United States	2002 to present
Argentina	2003 to present
Australia	2004 to present
Brazil	2000 to present
Canada	2003 to present
Mexico	2004 to present
Philippines	2003 to present
Spain	2004 to present

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2002 through 2004, and 2006 to present, remain open tax years subject to IRS audit. The Company has been notified of the intent to audit, or is currently under audit of income taxes in the Philippines. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

(13)	RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the year ended December 31, 2009, the Company undertook a number of restructuring activities primarily associated with reductions in the Company’s capacity and workforce in both the North American

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

BPO and International BPO segments to better align the capacity and workforce with current business needs.

A summary of the expenses recorded for the years ended December 31, 2009, 2008 and 2007, respectively, is as follows (amounts in thousands):

	Year Ended December 31,
	2009	2008	2007

North American BPO
Reduction in Force	$4,199	$744	$2,251
Facility exit charges	597	2,385	–
Reversals	(1,408)	(182)	(622)

Total	$3,388	$2,947	$1,629

	Year Ended December 31,
	2009	2008	2007

International BPO
Reduction in Force	$1,516	$3,169	$894
Facility exit charges	168	–	–

Total	$1,684	$3,169	$894

	Year Ended December 31,
	2009	2008	2007

Database Marketing and Consulting
Reduction in Force	$–	$8	$742
Facility exit charges	–	–	3,951
Reversals	–	(65)	(101)

Total	$–	$(57)	$4,592

A rollforward of the activity in the Company’s restructuring accruals for the years ended December 31, 2009 and 2008, respectively, is as follows (amounts in thousands):

	Closure of Delivery
	Centers	Reduction in Force	Total

Balance as of December 31, 2007	$4,326	$348	$4,674
Expense	2,975	3,333	6,308
Payments	(4,832)	(3,586)	(8,418)
Reversals	(154)	(95)	(249)
De-consolidation of subsidiary	(202)	–	(202)

Balance as of December 31, 2008	2,113	–	2,113
Expense	772	5,708	6,480
Payments	(1,293)	(5,504)	(6,797)
Reversals	(1,217)	(191)	(1,408)

Balance as of December 31, 2009	$375	$13	$388

During 2009 and 2008, the Company reversed $1.4 million and $0.2 million, respectively, of previously recognized restructuring charges due to the reduction of termination penalties upon final payment, primarily associated with telecommunication and lease termination charges. The remaining reduction in force accrual is expected to be paid during 2010, with the remaining accrual for the closure of delivery centers to be paid or relieved in 2012.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

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

During 2009, the Company recognized impairment losses of $2.8 million in its International BPO segment, related to the exiting of $2.0 million of certain delivery centers during the first quarter of 2009 and an $0.8 million impairment loss recognized in the second quarter based on the Company’s evaluation of the recoverability of its leasehold improvement and other intangible assets. During 2009 and 2008, the Company recognized impairment losses of $1.8 million and $1.8 million, respectively, in its North American BPO segment based on the Company’s evaluation of the recoverability of its leasehold improvement assets.

During the year ended 2007, the Company recognized impairment losses of $15.8 million of which $15.6 million was related to its Database Marketing and Consulting business comprised of a $13.4 million goodwill impairment, as discussed in Note 7, and a $2.2 million leasehold improvement impairment.

(14)	INDEBTEDNESS

The Company’s Credit Facility, dated September 28, 2006, permits borrowing up to a maximum of $225 million. The Credit Facility expires on September 27, 2011 and allows the Company to request a one-year extension beyond the maturity date subject to unanimous approval by the lenders. The Credit Facility is collateralized by the majority of the Company’s domestic accounts receivable and a pledge of 65% of the capital stock of specified material foreign subsidiaries. The Company’s domestic subsidiaries are guarantors under the Credit Facility.

The Credit Facility, which includes customary financial covenants, may be used for general corporate purposes, including working capital, purchases of treasury stock and acquisition financing. As of December 31, 2009, the Company had no outstanding borrowings under the Credit Facility and was in compliance with all financial covenants. Borrowings accrue interest at a rate based on either (1) Prime Rate, defined as the higher of the lender’s prime rate or the Federal Funds Rate plus 0.50%, or (2) LIBOR plus an applicable credit spread, at the Company’s option. The interest rate and unused commitment fees also vary based on the Company’s leverage ratio as defined in the Credit Facility. During 2009, borrowings accrued interest at an average rate of approximately 1.2% per annum. In addition, the Company paid unused commitment fees at a rate of 0.125% per annum. As of December 31, 2009 and 2008, the Company had outstanding borrowings under the Credit Facility of zero and $80.8 million, respectively. The weighted average interest rate on outstanding borrowings as of December 31, 2008 was 2.3%. Availability was $220.2 million as of December 31, 2009, reduced from $225.0 million by $4.8 million in issued letters of credit.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(15)	DEFERRED TRAINING REVENUE AND COSTS

Deferred Training Revenue in the accompanying Consolidated Balance Sheets consist of the following (amounts in thousands):

	December 31,
	2009	2008

Deferred Training Revenue – Current	$7,083	$10,550
Deferred Training Revenue – Long-term	2,297	4,758

Total Deferred Training Revenue	$9,380	$15,308

Activity for the Company’s Deferred Training Revenue was as follows (amounts in thousands):

	Year Ended December 31,
	2009	2008	2007

Balance, beginning of year	$15,308	$12,662	$12,552
Add: Amounts deferred due to new business	17,853	20,961	9,333
Less: Revenue recognized	(24,415)	(17,830)	(9,293)

Net increase/(decrease) in deferred revenue	(6,562)	3,131	40
Effect of foreign currency	634	(485)	70

Balance, end of year	$9,380	$15,308	$12,662

Deferred Training Costs in the accompanying Consolidated Balance Sheets consist of the following (amounts in thousands):

	December 31,
	2009	2008

Deferred Training Costs – Current	$2,800	$4,447
Deferred Training Costs – Long-term	779	2,112

Total Deferred Training Costs	$3,579	$6,559

Activity for the Company’s Deferred Training Costs was as follows (amounts in thousands):

	Year Ended December 31,
	2009	2008	2007

Balance, beginning of year	$6,559	$5,327	$5,209
Add: Amounts deferred due to new business	7,180	8,916	3,572
Less: Recognized expense	(10,119)	(7,452)	(3,452)

Net increase/(decrease) in deferred costs	(2,939)	1,464	120
Effect of foreign currency	(41)	(232)	(2)

Balance, end of year	$3,579	$6,559	$5,327

(16)	COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of December 31, 2009, outstanding letters of credit and other performance guarantees totaled approximately $5.1 million, which primarily guarantee workers’ compensation and other insurance-related obligations.

Guarantees

The Company’s Credit Facility is guaranteed by the majority of the Company’s domestic subsidiaries.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The Company has a corporate aircraft financed under a synthetic operating lease. The original five-year lease term was extended by two years through January 2012. During the lease term or at expiration, the Company has the option to return the aircraft, purchase the aircraft at a price that approximates fair value at the end of the lease term, or renew the lease with the lessor. In the event the Company elects to return the aircraft, it has guaranteed a portion of the residual value to the lessor. Although the approximate residual value guarantee is $1.8 million at lease expiration which is recorded in Other Long-term Liabilities on the Company’s Consolidated Balance Sheet, the Company does not expect to have a liability under this lease based upon current estimates of the aircraft’s future fair value at the time of lease expiration.

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

Securities Class Action

On January 25, 2008, a class action lawsuit was filed in the United States District Court for the Southern District of New York entitled Beasley v. TeleTech Holdings, Inc., et al. against TeleTech, certain current directors and officers and others alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act. The complaint alleges, among other things, false and misleading statements in the Registration Statement and Prospectus in connection with (i) a March 2007 secondary offering of common stock and (ii) various disclosures made and periodic reports filed by the Company between February 8, 2007 and November 8, 2007. On February 25, 2008, a second nearly identical class action complaint, entitled Brown v. TeleTech Holdings, Inc., et al., was filed in the same court. On May 19, 2008, the actions described above were consolidated under the caption In re: TeleTech Litigation and lead plaintiff and lead counsel were approved. On October 21, 2009, the Company and the other defendants named executed a stipulation of settlement with the lead plaintiffs to settle the consolidated class action lawsuit. The United States District Court for the Southern District of New York has preliminarily approved the settlement and has set a hearing on final approval on June 11, 2010. The Company will pay $225,000 of the total settlement amount, which is included in Other accrued expenses in the Consolidated Balance Sheet, and the rest of the settlement amount will be covered by the Company’s insurance carriers.

Derivative Action

On July 28, 2008, a shareholder derivative action was filed in the Court of Chancery, State of Delaware, entitled Susan M. Gregory v. Kenneth D. Tuchman, et al., against certain of TeleTech’s former and current officers and directors alleging, among other things, that the individual defendants breached their fiduciary duties and were unjustly enriched in connection with: (i) equity grants made in excess of plan limits; and (ii) manipulating the grant dates of stock option grants from 1999 through 2008. TeleTech is named solely as a nominal defendant against whom no recovery is sought. On October 26, 2009, the Company and other defendants in the derivative action executed a stipulation of settlement with the lead plaintiffs to settle the derivative action. On January 5, 2010, the Court of Chancery, State of Delaware issued final approval of the settlement. The total amount to be paid under the approved settlement will be covered by the Company’s insurance carriers.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(17)	LEASES

The Company has various operating leases primarily for equipment, delivery centers and office space, which generally contain renewal options. Rent expense under operating leases was approximately $29.7 million, $31.7 million and $39.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

In 2008, the Company sub-leased one of its delivery centers to a third party for the remaining term of the original lease. The sub-lease began on January 1, 2009 and rental income received over the term of the lease will be recognized on a straight-line basis. Future minimum sub-lease rental receipts are shown in the table below.

The future minimum rental payments and receipts required under non-cancelable operating leases and capital leases as of December 31, 2009 are as follows (amounts in thousands):

	Operating	Sub-Lease
	Leases	Income

2010	$29,583	$1,752
2011	21,858	1,752
2012	15,006	1,823
2013	9,942	1,823
2014	5,160	1,823
Thereafter	6,845	14,318

Total	$88,394	$23,291

Capital
Leases

2010	$1,645
2011	1,532
2012	403

Total	3,580
Less amount representing interest	384

Present value of minimum lease payments	3,196
Less current portion	1,387

Long-term portion	$1,809

In addition, the Company records operating lease expense on a straight-line basis over the life of the lease as described in Note 1. The deferred lease liability as of December 31, 2009 and 2008 was $14.0 million and $15.2 million, respectively.

The Company has two delivery centers classified as capital leases at December 31, 2009. The amounts applicable to these leases as included in property, plant and equipment are as follows (amounts in thousands):

	December 31,
	2009	2008

Historical cost	$12,181	$12,181
Less: Accumulated depreciation	(10,435)	(9,623)

	$1,746	$2,558

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Asset Retirement Obligations

The Company records asset retirement obligations for its delivery center leases. Capitalized costs related to asset retirement obligations are included in Other Long-Term Assets on the consolidated balance sheet while the asset retirement obligation (“ARO”) liability is included in Other Long-Term Liabilities on the consolidated balance sheet. Following is a summary of the amounts recorded (amounts in thousands):

	Balance at			Modifications	Balance at
	December 31,	New Lease		and	December 31,
	2008	Obligations	Accretion	settlements (1)	2009

ARO liability at inception	$1,788	$183	$–	$(173)	$1,798
Accumulated accretion	702	8	90	5	805

	$2,490	$191	$90	$(168)	$2,603

	Balance at			Modifications	Balance at
	December 31,	New Lease		and	December 31,
	2007	Obligations	Accretion	settlements (1)	2008

ARO liability at inception	$2,334	$–	$–	$(546)	$1,788
Accumulated accretion	647	–	116	(61)	702

	$2,981	$–	$116	$(607)	$2,490

(1)	Modifications to ARO liabilities and accumulated accretion occur when lease agreements are amended or when assumptions change, such as the rate of inflation. Modifications are accounted for prospectively as changes in estimates. Settlements occur when leased premises are vacated and the actual cost of restoration is paid. Differences between the actual costs of restoration and the balance recorded as ARO liabilities are recognized as gains or losses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(18)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes accumulated other comprehensive income (loss) for the periods indicated (amounts in thousands):

	Translation Adjustments
	Foreign
	Currency	Net	Cash
	Translation	Investment	Flow
	Adjustments	Hedges	Hedges	Other	Totals

Accumulated other comprehensive income (loss) at December 31, 2006	$10,796	$–	$(176)	$(95)	$10,525
Gross changes	25,887	–	26,802	(117)	52,572
Tax	–	–	(5,209)	–	(5,209)

Other comprehensive income (loss), net of tax	25,887	–	21,593	(117)	47,363
Accumulated other comprehensive income (loss) at December 31, 2007	36,683	–	21,417	(212)	57,888
Gross changes	(48,919)	507	(64,170)	100	(112,482)
Tax	–	–	21,574	–	21,574

Other comprehensive income (loss), net of tax	(48,919)	507	(42,596)	100	(90,908)
Accumulated other comprehensive income (loss) at December 31, 2008	(12,236)	507	(21,179)	(112)	(33,020)
Gross changes	19,613	(1,727)	47,071	–	64,957
Tax	–	–	(21,424)	–	(21,424)

Other comprehensive income (loss), net of tax	19,613	(1,727)	25,647	–	43,533
Accumulated other comprehensive income (loss) at December 31, 2009	$7,377	$(1,220)	$4,468	$(112)	$10,513

(19)	NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2009	2008	2007

Shares used in basic earnings per share calculation	62,891	68,208	70,228
Effect of dilutive securities:
Stock options	814	1,370	2,363
Restricted stock units	533	–	47

Total effects of dilutive securities	1,347	1,370	2,410

Shares used in dilutive earnings per share calculation	64,238	69,578	72,638

For the years ended December 31, 2009, 2008 and 2007, 0.4 million, 0.3 million and 0.4 million, respectively, of options to purchase shares of common stock were outstanding but not included in the

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

computation of diluted net income per share because the effect would have been anti-dilutive. For the years ended December 31, 2009, 2008 and 2007, restricted stock units of 0.8 million, 1.1 million, and 0.4 million, respectively, were outstanding but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the years ended December 31, 2009, 2008 and 2007, restricted stock units that vest based on the Company achieving specified operating income performance targets, of 0.1 million, 0.4 million and 0.9 million, respectively, were outstanding but not included in the computation of diluted net income per share because they were not determined to be contingently issuable.

(20)	EMPLOYEE COMPENSATION PLANS

Employee Benefit Plan

The Company has two 401(k) profit-sharing plans that allow participation by employees who have completed six months of service, as defined, and are 21 years of age or older. Participants may defer up to 75% of their gross pay, up to a maximum limit determined by U.S. federal law. Participants are also eligible for a matching contribution. The Company may from time to time, at its discretion, make a “matching contribution” based on the amount and rate of the elective deferrals. The Company determines how much, if any, it will contribute for each dollar of elective deferrals. Participants vest in matching contributions over a three-year period. Company matching contributions to the 401(k) plans totaled $2.7 million, $3.1 million and $2.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Equity Compensation Plans

Stock Options

In February 1999, the Company adopted the TeleTech Holdings, Inc. 1999 Stock Option and Incentive Plan (the “1999 Plan”). The purpose of the 1999 Plan is to enable the Company to continue to (a) attract and retain high quality directors, officers, employees and potential employees, consultants and independent contractors of the Company or any of its subsidiaries; (b) motivate such persons to promote the long-term success of the Company and its subsidiaries; and (c) induce employees of companies that are acquired by TeleTech to accept employment with TeleTech following such an acquisition. The 1999 Plan supplements the 1995 Option Plan (collectively the “Plans”). An aggregate of 7.0 million shares of common stock has been reserved under the 1995 Option Plan and an aggregate of 14.8 million shares of common stock has been reserved for issuance under the 1999 Plan, which permits the award of incentive stock options, non-qualified stock options, stock appreciation rights, shares of restricted common stock and restricted stock units (“RSUs”). The 1999 Plan also provides for annual equity-based compensation grants to Directors. Options granted to employees generally vest over a period of four to five years and generally have a contractual life of ten years. Options issued to Directors generally vest immediately and have a contractual life of ten years. As of December 31, 2009, a total of 21.8 million shares were authorized for issuance and 3.0 million shares were available for issuance under the Plans.

For employee stock options granted in 2008 (there were no stock options granted in 2009), the Company estimated the expected term of the options based on historical averages of option exercises and expirations. The fair values of options granted were calculated on the date of grant using the Black-Scholes Merton model. Also, the Company used an estimated forfeiture rate, primarily based on historical trends related to employee turnover. For the years ended December 31, 2009 and 2008, the Company adjusted the share-based compensation cost for actual forfeitures at the end of the vesting period for each tranche of options. The Company considers revisions to its assumptions in estimating forfeitures on an ongoing basis.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The following table provides the range of assumptions used in the Black-Scholes-Merton option pricing model for stock options granted:

	Year Ended December 31,
	2009	2008	2007

Risk-free interest rate	–	2.3%	4.5% - 4.9%
Expected life in years	–	2.6	2.6 - 4.4
Expected volatility	–	60.6%	43.1% - 53.3%
Dividend yield	–	0%	0%
Weighted-average volatility	–	60.6%	47.2%

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

A summary of option activity under the Plans for the year ended December 31, 2009 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contract	Value
	Shares	Price	Term in Years	(000’s)

Outstanding as of December 31, 2008	4,201,404	$11.71
Exercises	(621,228)	$9.91
Pre-vest cancellations	(136,800)	$13.83
Post-vest cancellations/expirations	(105,463)	$18.43

Outstanding as of December 31, 2009	3,337,913	$11.72	3.8	$30,334

Vested and exercisable as of December 31, 2009	3,183,073	$11.69	3.7	$29,145

The weighted-average grant-date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $0, $5.61 and $12.09 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $4.0 million, $1.8 million and $27.1 million, respectively. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $2.6 million, $5.7 million and $6.8 million, respectively.

As of December 31, 2009, there was approximately $0.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. As of December 31, 2009, that cost is expected to be recognized over the weighted-average remaining vesting life period of 0.4 years. The Company recognizes compensation cost using the straight-line method, as defined in ASC 718, Compensation – Stock Compensation, over the vesting term of the option grant. Equity-based compensation expense is recognized in Selling, General and Administrative in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Cash received from option exercises under the Plans for the years ended December 31, 2009, 2008 and 2007 was $6.2 million, $2.9 million and $15.9 million, respectively. Options exercised during the year ended December 31, 2009 were issued out of treasury stock.

Restricted Stock Units

2007 RSU Awards: Beginning in January 2007, the Compensation Committee of the Company’s Board of Directors granted RSUs to certain members of the Company’s management team. RSU grants were

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

made under the 1999 Option Plan. RSUs are intended to provide management with additional incentives to promote the success of the Company’s business, thereby aligning their interests with the interests of the Company’s stockholders. One RSU award was granted during 2007 for 500,000 shares and vests equally over a 10-year period. The Company granted an additional RSU award for 500,000 shares of which 50% vests equally over five years and 50% is earned by achieving specific performance targets over a five year period. Of the remaining RSU grants during 2007, one-third vest over five years based on the individual recipient’s continued employment with the Company (“time vesting RSUs”) and two-thirds vest pro-rata over three years based on the Company achieving specified operating income performance targets in each of the years 2007, 2008 and 2009 (“performance RSUs”). If the performance target for a particular year is not met, the performance RSUs scheduled to vest for that year are canceled. The Company records compensation cost for the performance RSUs when it concludes that it is probable that the performance condition will be achieved. Because the Company did not achieve the operating income performance targets in 2009, the performance RSUs were canceled. There were currently 100,000 performance RSUs outstanding as of December 31, 2009.

2008 and 2009 RSU Awards:  The Company granted additional RSUs in 2008 and 2009 to new and existing employees that vest over a four-year period. There were no performance vesting RSUs issued in 2008 and 2009. All RSUs vested during the year ended December 31, 2009 were issued out of treasury stock.

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

The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2009, 2008, and 2007 was $9.42, $10.78, and $29.79 per share, respectively. The total intrinsic value of RSUs vested during the years ended December 31, 2009 and 2008 was $5.7 million and $3.4 million.

A summary of the status of the Company’s non-vested RSUs and activity for the year ended December 31, 2009 is as follows:

		Weighted
		Average
		Grant
		Date Fair
	Shares	Value

Unvested as of December 31, 2008	2,623,871	$19.43
Granted	941,299	$9.42
Vested	(440,939)	$18.67
Cancellations/expirations	(729,253)	$18.29

Unvested as of December 31, 2009	2,394,978	$17.67

As of December 31, 2009, there was approximately $28.2 million of total unrecognized compensation cost and approximately $46.0 million in total intrinsic value related to non-vested time-vesting RSU grants. That cost is expected to be recognized over the weighted-average period of 1.9 years as of December 31, 2009 using a straight-line method.

For the years ended December 31, 2009, 2008, and 2007, the Company recorded total share-based compensation cost under all share-based arrangements (stock options and RSUs) of $11.6 million, $10.3 million and $13.7 million, respectively. The compensation cost for 2009, 2008, and 2007 included

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

approximately $0.2 million, $0.4 million and $1.4 million, respectively, for modifications made to employee stock option agreements. The modifications primarily pertained to accelerated vesting and extension of contractual terms on several employees and former employees. All compensation cost is included in Selling, General and Administrative expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

(21)	STOCK REPURCHASE PROGRAM

Stock Repurchase Program

In November 2001, the Company’s Board of Directors authorized a $5.0 million stock repurchase program with the objective of improving stockholder returns. The Board has since periodically authorized additional increases in the program. Since the inception of the program through December 31, 2009, the Board has authorized the repurchase of shares up to an aggregate total value of $312.3 million. During the year ended December 31, 2009, the Company purchased 2.5 million shares for $34.8 million. Since inception of the program, the Company has purchased 23.8 million shares for $286.7 million. As of December 31, 2009, the remaining amount authorized for repurchases under the program is approximately $25.6 million. For the period from January 1, 2010 through February 22, 2010, the Company has purchased an additional 0.6 million shares for $11.4 million. On February 18, 2010, the Board authorized an increase of $25.0 million in the funding available for share repurchase. The stock repurchase program does not have an expiration date.

(22)	RELATED PARTY TRANSACTIONS

The Company has entered into agreements under which Avion, LLC (“Avion”) and AirMax, LLC (“AirMax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has a direct 100% beneficial ownership interest in Avion and an indirect interest in AirMax. During 2009, 2008 and 2007, the Company paid an aggregate of $0.6 million, $0.7 million and $1.1 million, respectively, to Avion for services provided to the Company. Mr. Tuchman also purchases services from AirMax and in 2005 provided a loan to AirMax, which was fully paid as of December 31, 2008. During 2009, 2008 and 2007, the Company paid to AirMax an aggregate of $1.1 million, $1.7 million and $1.4 million, respectively, for services provided to the Company. There were no amounts outstanding to either Avion or AirMax as of December 31, 2009. The Audit Committee of the Board reviews these transactions annually and has determined that the fees charged by Avion and AirMax are at fair market value.

(23)	OTHER FINANCIAL INFORMATION

Self-insurance liabilities of the Company were as follows (amounts in thousands):

	December 31,
	2009	2008

Worker’s compensation	$2,525	$3,096
Employee health and dental insurance	2,971	2,657
Other general liability insurance	723	1,222

Total self-insurance liabilities	$6,219	$6,975

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(24)	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present certain quarterly financial data for the year ended December 31, 2009 (amounts in thousands except per share amounts).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$304,030	$301,512	$281,524	$280,849
Cost of services	218,842	213,049	194,609	194,017
Selling, general and administrative	48,515	44,981	42,565	43,978
Depreciation and amortization	14,062	13,808	15,664	13,457
Restructuring charges, net	303	4,008	703	58
Impairment losses	1,967	2,620	–	–

Income from operations	20,341	23,046	27,983	29,339
Other income (expense)	726	399	445	764
Provision for income taxes	(5,180)	(6,328)	(6,971)	(8,998)
Non-controlling interest	(824)	(987)	(935)	(1,066)

Net income attributable to TeleTech shareholders	$15,063	$16,130	$20,522	$20,039

Weighted average shares outstanding
Basic	63,908	63,098	62,159	62,415
Diluted	64,300	64,175	63,832	64,243
Net income per share attributable to TeleTech shareholders
Basic	$0.24	$0.26	$0.33	$0.32
Diluted	$0.23	$0.25	$0.32	$0.31

Included in Cost of services during the fourth quarter is a reduction in expense of $3.0 million relating to grant reimbursement.

Included in Selling, general and administrative for the second and fourth quarters, respectively, is a decrease of $1.3 million and $2.3 million due to change in estimates relating to self-insurance liabilities.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The following tables present certain quarterly financial data for the year ended December 31, 2008 (amounts in thousands except per share amounts).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$367,636	$357,416	$349,110	$325,985
Cost of services	270,100	265,833	252,666	235,852
Selling, general and administrative	51,372	45,858	51,157	51,108
Depreciation and amortization	15,160	15,624	14,998	13,384
Restructuring charges, net	2,202	440	2,015	1,402
Impairment losses	–	–	1,033	985

Income from operations	28,802	29,661	27,241	23,254
Other income (expense)	(1,048)	(543)	(777)	(1,986)
Provision for income taxes	(7,793)	(7,536)	(5,368)	(6,572)
Non-controlling interest	(836)	(1,220)	(936)	(596)

Net income attributable to TeleTech shareholders	$19,125	$20,362	$20,160	$14,100

Weighted average shares outstanding
Basic	69,937	69,977	68,217	64,741
Diluted	71,508	71,729	69,508	65,217
Net income per share attributable to TeleTech shareholders
Basic	$0.27	$0.29	$0.30	$0.22
Diluted	$0.27	$0.28	$0.29	$0.22

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

Included in Provision for income taxes for the third quarter is a $2.9 million reversal of a tax valuation allowance.

EXHIBIT INDEX

Exhibit No.	Description

3.01	Restated Certificate of Incorporation of TeleTech (incorporated by reference to Exhibit 3.1 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)
3.02	Second Amended and Restated Bylaws of TeleTech (incorporated by reference to Exhibit 3.02 to TeleTech’s Current Report on Form 8-K filed on May 28, 2009)
10.01	TeleTech Holdings, Inc. Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)**
10.02	TeleTech Holdings, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-113432) filed on March 9, 2004)**
10.03	TeleTech Holdings, Inc. Directors Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)**
10.04	TeleTech Holdings, Inc. Amended and Restated 1999 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-96617) filed on July 17, 2002)**
10.05	Amendment to 1999 Stock Option and Incentive Plan dated February 11, 2009 (incorporated by reference to Exhibit 10.05 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**
10.06	Form of Restricted Stock Unit Agreement (effective in 2007 and 2008) (incorporated by reference to Exhibit 10.05 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**
10.07	Amendment to Form of Restricted Stock Unit Agreement (effective December 2008) (incorporated by reference to Exhibit 10.07 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**
10.08	Form of Restricted Stock Unit Agreement (effective in 2009) (incorporated by reference to Exhibit 10.1 TeleTech’s Current Report on Form 8-K filed on February 17, 2009)**
10.09	Form of Non-Qualified Stock Option Agreement (below Vice President) (incorporated by reference to Exhibit 10.06 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**
10.10	Form of Non-Qualified Stock Option Agreement (Vice President and above) (incorporated by reference to Exhibit 10.07 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**
10.11	Form of Non-Qualified Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.08 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**
10.12	Independent Director Compensation Arrangements (effective May 21, 2009) (incorporated by reference to Exhibit 10.1 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)**
10.13	Employment Agreement between James E. Barlett and TeleTech dated October 15, 2001 (incorporated by reference to Exhibit 10.66 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)**
10.14	Amendment to Employment Agreement between James E. Barlett and TeleTech dated December 31, 2008 (incorporated by reference to Exhibit 10.13 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**
10.15	Stock Option Agreement dated October 15, 2001 between James E. Barlett and TeleTech (incorporated by reference to Exhibit 10.70 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)**
10.16	Amendment dated September 17, 2008 to Stock Option Agreement between James E. Barlett and TeleTech (incorporated by reference to Exhibit 10.15 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**
10.17	Employment Agreement between Kenneth D. Tuchman and TeleTech dated October 15, 2001 (incorporated by reference to Exhibit 10.68 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)**

Exhibit No.		Description

10.18		Amendment to Employment Agreement between Kenneth D. Tuchman and TeleTech dated December 31, 2008 (incorporated by reference to Exhibit 10.17 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**
10.19		Stock Option Agreement between Kenneth D. Tuchman and TeleTech dated October 1, 2001 (incorporated by reference to Exhibit 10.69 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)**
10.20		Amendment dated September 17, 2008 to Stock Option Agreement between Kenneth D. Tuchman and TeleTech (incorporated by reference to Exhibit 10.19 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**
10.21		Employment Agreement dated April 6, 2004 between Gregory G. Hopkins and TeleTech (incorporated by reference to Exhibit 10.1 to TeleTech’s Quarterly Report on Form 10-Q for the for the quarter ended September 30, 2008)**
10.22		Amendment to Employment Agreement between Gregory G. Hopkins and TeleTech dated December 16, 2008 (incorporated by reference to Exhibit 10.21 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**
10.23		Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, The Lenders named herein, as lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of September 28, 2006 (incorporated by reference to Exhibit 10.39 to TeleTech’s Annual Report on Form 10-K filed on February 7, 2007)
10.24		First Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of October 24, 2006 (incorporated by reference to Exhibit 10.40 to TeleTech’s Annual Report on Form 10-K filed on February 7, 2007)
10.25		Second Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of November 15, 2007 (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on December 4, 2007)
10.26		Third Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of March 25, 2008 (incorporated by reference to Exhibit 10.1 TeleTech’s Current Report on Form 8-K filed on March 27, 2008)
10.27		Fourth Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of June 30, 2008 (incorporated by reference to Exhibit 10.1 TeleTech’s Current Report on Form 8-K filed on June 30, 2008)
10.28		Fifth Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of September 4, 2008 (incorporated by reference to Exhibit 10.1 TeleTech’s Current Report on Form 8-K filed on September 8, 2008)
21	.01*	List of subsidiaries
23	.01*	Consent of Independent Registered Public Accounting Firm
31	.01*	Rule 13a-14(a) Certification of CEO of TeleTech
31	.02*	Rule 13a-14(a) Certification of CFO of TeleTech
32	.01*	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32	.02*	Written Statement of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Filed herewith.

**	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.