Form 10-Q
period 2010-03-31
TELETECH HOLDINGS INC
filed 2010-05-05
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of April 29, 2010, there were 61,489,897 shares of the registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
MARCH 31, 2010 FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except share amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$133,898	$109,424
Accounts receivable, net	200,120	216,614
Prepaids and other current assets	44,955	45,322
Deferred tax assets, net	2,388	5,911
Income tax receivable	25,148	25,104

Total current assets	406,509	402,375

Long-term assets
Property, plant and equipment, net	122,438	126,995
Goodwill	45,138	45,250
Contract acquisition costs, net	7,121	8,049
Deferred tax assets, net	37,736	36,527
Other long-term assets	20,487	20,971

Total long-term assets	232,920	237,792

Total assets	$639,429	$640,167

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$28,689	$17,625
Accrued employee compensation and benefits	66,393	67,106
Other accrued expenses	21,555	18,481
Income taxes payable	17,885	20,327
Deferred tax liabilities, net	4,264	3,145
Deferred revenue	4,827	13,164
Other current liabilities	4,342	6,118

Total current liabilities	147,955	145,966

Long-term liabilities
Line of credit	—	—
Negative investment in deconsolidated subsidiary	4,865	4,865
Deferred tax liabilities, net	922	—
Deferred rent	13,297	13,989
Other long-term liabilities	17,208	19,446

Total long-term liabilities	36,292	38,300

Total liabilities	184,247	184,266

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock — $0.01 par value: 10,000,000 shares authorized; zero shares outstanding as of March 31, 2010 and December 31, 2009	—	—
Common stock — $0.01 par value; 150,000,000 shares authorized; 61,488,637 and 62,218,238 shares outstanding as of March 31, 2010 and December 31, 2009, respectively	615	622
Additional paid-in capital	341,815	344,251
Treasury stock at cost: 20,565,808 and 19,836,208 shares as of March 31, 2010 and December 31, 2009, respectively	(266,914)	(251,691)
Accumulated other comprehensive income	14,800	10,513
Retained earnings	360,015	346,728
Non-controlling interest	4,851	5,478

Total stockholders’ equity	455,182	455,901

Total liabilities and stockholders’ equity	$639,429	$640,167

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenue	$271,526	$304,030

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	194,618	218,842
Selling, general and administrative	43,408	48,515
Depreciation and amortization	12,724	14,062
Restructuring charges, net	1,469	303
Impairment losses	—	1,967

Total operating expenses	252,219	283,689

Income from operations	19,307	20,341

Other income (expense)
Interest income	574	807
Interest expense	(817)	(843)
Other, net	32	762

Total other income (expense)	(211)	726

Income before income taxes	19,096	21,067

Provision for income taxes	(5,054)	(5,180)

Net income	14,042	15,887

Net income attributable to non-controlling interest	(755)	(824)

Net income attributable to TeleTech shareholders	$13,287	$15,063

Weighted average shares outstanding
Basic	61,877	63,908
Diluted	63,483	64,300

Net income per share attributable to TeleTech shareholders
Basic	$0.21	$0.24
Diluted	$0.21	$0.23
The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

	Stockholders’ Equity of the Company
							Accumulated
						Additional	Other		Non-
	Preferred Stock		Common Stock		Treasury	Paid-in	Comprehensive	Retained	controlling	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	interest	Equity

Balance as of December 31, 2009	—	$—	62,218	$622	$(251,691)	$344,251	$10,513	$346,728	$5,478	$455,901
Net income	—	—	—	—	—	—	—	13,287	755	14,042
Dividends distributed to non-controlling interest	—	—	—	—	—	—	—	—	(1,260)	(1,260)
Foreign currency translation adjustments	—	—	—	—	—	—	1,578	—	(122)	1,456
Derivatives valuation, net of tax	—	—	—	—	—	—	2,962	—	—	2,962
Vesting of restricted stock units	—	—	267	3	3,398	(5,606)	—	—	—	(2,205)
Exercise of stock options	—	—	74	1	937	(126)	—	—	—	812
Excess tax benefit from equity-based awards	—	—	—	—	—	108	—	—	—	108
Equity-based compensation expense	—	—	—	—	—	3,188	—	—	—	3,188
Purchases of common stock	—	—	(1,070)	(11)	(19,558)	—	—	—	—	(19,569)
Other	—	—	—	—	—	—	(253)	—	—	(253)

Balance as of March 31, 2010	—	$—	61,489	$615	$(266,914)	$341,815	$14,800	$360,015	$4,851	$455,182

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amount in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities
Net income	$14,042	$15,887
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,724	14,062
Amortization of contract acquisition costs	928	769
Provision for doubtful accounts	304	304
Loss on foreign currency derivatives	60	—
(Gain) loss on disposal of assets	(49)	556
Impairment losses	—	1,967
Deferred income taxes	1,564	(1,160)
Excess tax benefit from equity-based awards	—	(1,746)
Equity-based compensation expense	3,188	3,614
Other	—	(63)
Changes in assets and liabilities:
Accounts receivable	15,016	9,775
Prepaids and other assets	5,668	3,746
Accounts payable and accrued expenses	9,242	2,934
Deferred revenue and other liabilities	(11,255)	3,366

Net cash provided by operating activities	51,432	54,011

Cash flows from investing activities
Purchases of property, plant and equipment	(6,608)	(8,455)

Net cash used in investing activities	(6,608)	(8,455)

Cash flows from financing activities
Proceeds from line of credit	215,150	244,510
Payments on line of credit	(215,150)	(278,010)
Payments on capital lease obligations and equipment financing	(951)	(25)
Dividends distributed to non-controlling interest	(1,260)	(900)
Proceeds from exercise of stock options	814	206
Excess tax benefit from equity-based awards	108	—
Purchases of common stock	(19,568)	(2,004)

Net cash used in financing activities	(20,857)	(36,223)

Effect of exchange rate changes on cash and cash equivalents	507	(6,122)

Increases in cash and cash equivalents	24,474	3,211
Cash and cash equivalents, beginning of period	109,424	87,942

Cash and cash equivalents, end of period	$133,898	$91,153

Supplemental disclosures
Cash paid for interest	$802	$424

Cash paid for income taxes	$1,197	$2,947

Non-cash investing and financing activities
Acquisition of equipment through installment purchase agreements	$186	$915

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
The accompanying unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of March 31, 2010, and the consolidated results of operations of the Company for the three months ended March 31, 2010 and 2009, and the cash flows of the Company for the three months ended March 31, 2010 and 2009. Operating results for the three months ended March 31, 2010 include a $2.0 million reduction to revenue for disputed service delivery issues which occurred in 2009. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2009.
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
Recently Issued Accounting Pronouncements
Effective January 1, 2010, the Company adopted a new financial accounting statement that requires additional disclosures about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to the transferred financial assets. The new statement eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The adoption of this standard did not have a material impact on the Company’s results of operations, financial position, or cash flows.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Effective January 1, 2010, the Company adopted a new financial accounting statement that changes how TeleTech determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated. The determination of whether TeleTech is required to consolidate an entity is based on, among other things, an entity’s purpose and design and TeleTech’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The adoption of this standard did not have a material impact on the Company’s results of operations, financial position, or cash flows.
In September 2009, the FASB issued new revenue guidance that requires an entity to apply the relative selling price allocation method in order to estimate a selling price for all units of accounting, including delivered items when vendor-specific objective evidence or acceptable third-party evidence does not exist. The new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted. The Company expects to adopt this guidance effective January 1, 2011 and does not expect that the new guidance will have a material impact on its results of operations, financial position, or cash flows.
(2) DECONSOLIDATION OF A SUBSIDIARY
On December 22, 2008, Newgen Results Corporation, a wholly-owned subsidiary of the Company, filed a voluntary petition for liquidation under Chapter 7 in the United States Bankruptcy Court for the District of Delaware. According to the authoritative literature, a consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Under these rules, legal reorganization or bankruptcy represents conditions that can preclude consolidation as control rests with the Bankruptcy Court, rather than the majority owner. Accordingly, the Company deconsolidated Newgen Results Corporation as of December 22, 2008. As a result, the Company has reflected its negative investment of $4.9 million on the Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009.
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
The following tables present certain financial data by segment (amounts in thousands):

	Three Months Ended
	March 31,
	2010	2009
Revenue
North American BPO	$207,942	$228,886
International BPO	63,584	75,144

Total	$271,526	$304,030

Income (loss) from operations
North American BPO	$19,788	$25,427
International BPO	(481)	(5,086)

Total	$19,307	$20,341

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents revenue based upon the geographic location where the services are provided (amounts in thousands):

	Three Months Ended
	March 31,
	2010	2009

Revenue
United States	$101,105	$100,062
Philippines	70,970	78,341
Latin America	48,002	57,064
Europe	27,137	31,411
Canada	14,779	26,244
Asia Pacific / Africa	9,533	10,908

Total	$271,526	$304,030

(4) SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS
The Company did not have any clients that contributed in excess of 10% of total revenue for the three months ended March 31, 2010 or 2009.
The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs periodic credit evaluations of its clients and maintains allowances for uncollectible accounts. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk exists as of March 31, 2010.
(5) GOODWILL
Goodwill consisted of the following (amounts in thousands):

	December 31,			Effect of Foreign	March 31,
	2009	Acquisitions	Impairments	Currency	2010

North American BPO	$35,885	$—	$—	$—	$35,885
International BPO	9,365	—	—	(112)	9,253

Total	$45,250	$—	$—	$(112)	$45,138

The Company performs a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test in the fourth quarter each year, or more frequently if indicators of impairment exist. During the quarter ended March 31, 2010, the Company assessed whether any such indicators of impairment exist, and concluded there were no indicators of impairment.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(6) DERIVATIVES
Cash Flow Hedges
The Company enters into foreign exchange forward and option contracts to reduce its exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets consider, among other factors the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflect the Company’s creditworthiness. As of March 31, 2010, the Company has not experienced, nor does it anticipate any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated Other Comprehensive Income for the three months ended March 31, 2010 and 2009 (amounts in thousands and net of tax):

	Three Months Ended
	March 31,
	2010	2009

Aggregate unrealized net gain (loss) at beginning of year	$4,468	$(21,180)
Net gain/(loss) from change in fair value of cash flow hedges	3,889	(1,724)
Net (gain)/loss reclassified to earnings from effective hedges	(927)	4,763

Aggregate unrealized net gain (loss) at end of period	$7,430	$(18,141)

The Company’s cash flow hedging instruments as of March 31, 2010 and December 31, 2009 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

				% Maturing
	Local Currency	U.S. Dollar		in the Next 12	Contracts Maturing
As of March 31, 2010	Notional Amount	Notional Amount		Months	Through
Canadian Dollar	10,800	$8,749		50.0%	December 2011
Canadian Dollar Call Options	14,300	12,750		100.0%	December 2010
Philippine Peso	7,183,000	149,819	(1)	69.6%	December 2012
Argentine Peso	39,600	9,868	(2)	100.0%	December 2010
Mexican Peso	509,500	35,877		78.6%	December 2011
British Pound Sterling	7,956	12,541	(3)	66.1%	December 2011

		$229,604

	Local Currency	U.S. Dollar
As of December 31, 2009	Notional Amount	Notional Amount
Canadian Dollar	14,400	$11,782
Canadian Dollar Call Options	19,400	17,301
Philippine Peso	4,615,000	96,354	(1)
Argentine Peso	9,000	2,454
Mexican Peso	491,500	34,880
South African Rand	23,000	2,081
British Pound Sterling	3,876	6,565	(3)

		$171,417

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars, Australian dollars and, in 2009 only, British pound sterling, which are translated into equivalent U.S. dollars on March 31, 2010 and December 31, 2009.

(2)	Includes contracts to purchase Argentine pesos in exchange for Euros, which were translated into equivalent U.S. dollars on March 31, 2010.

(3)	Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on March 31, 2010 and December 31, 2009.
Hedge of Net Investment
In 2008, the Company entered into a foreign exchange forward contract to hedge its net investment in a foreign operation which was settled in May 2009. Changes in fair value of the Company’s net investment hedge were recorded in the cumulative translation adjustment in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets offsetting the change in the cumulative translation adjustment attributable to the hedged portion of the Company’s net investment in the foreign operation. Gains and losses from the settlements of the Company’s net investment hedge remain in Accumulated Other Comprehensive Income until partial or complete liquidation of the applicable net investment. A loss of $1.2 million from the settlements of net investment hedges is recorded in Accumulated Other Comprehensive Income as of March 31, 2010.
Fair Value Hedges
The Company enters into foreign exchange forward contracts to hedge against translation gains and losses on certain assets and liabilities of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges, as well as the offsetting gain or loss on the hedged asset or liability, are recognized in earnings in the same line item, Other, net. As of March 31, 2010, the total notional amount of the Company’s forward contracts used as fair value hedges was $38.8 million.
Embedded Derivatives
In addition to hedging activities, the Company’s foreign subsidiary in Argentina is party to U.S. dollar denominated lease contracts which the Company has determined contain embedded derivatives. As such, the Company bifurcates the embedded derivative features of the lease contracts and values these features as foreign currency derivatives.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Derivative Valuation and Settlements
The Company’s derivatives as of March 31, 2010 and December 31, 2009 were as follows (amounts in thousands):

	March 31, 2010
	Designated as hedging
	instruments		Not designated as hedging instruments
	Foreign	Foreign	Foreign	Foreign
Derivative contracts:	Exchange	Exchange	Exchange	Exchange	Leases
			Option and
			Forward		Embedded
Derivative classification:	Cash Flow	Net Investment	Contracts	Fair Value	Derivative
Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$10,719	$—	$46	$44	$—
Other long-term assets	2,655	—	—	—	—
Other current liabilities	(530)	—	—	(21)	(101)
Other long-term liabilities	(52)	—	—	—	(160)

Total fair value of derivatives, net	$12,792	$—	$46	$23	$(261)

	December 31, 2009
	Designated as hedging
	instruments		Not designated as hedging instruments
	Foreign	Foreign	Foreign	Foreign
Derivative contracts:	Exchange	Exchange	Exchange	Exchange	Leases
			Option and
			Forward		Embedded
Derivative classification:	Cash Flow	Net Investment	Contracts	Fair Value	Derivative

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$8,022	$—	$42	$29	$—
Other long-term assets	1,996	—	—	—	—
Other current liabilities	(1,884)	—	—	(137)	(139)
Other long-term liabilities	(30)	—	—	—	(230)

Total fair value of derivatives, net	$8,104	$—	$42	$(108)	$(369)

The effect of derivative instruments on the Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 were as follows (amounts in thousands):

	Three Months Ended March 31,
	2010		2009
	Designated as hedging instruments		Designated as hedging instruments
Derivative contracts:	Foreign Exchange		Foreign Exchange
Derivative classification:	Cash Flow	Net Investment	Cash Flow	Net Investment
Amount of gain or (loss) recognized in other comprehensive income — effective portion, net of tax:	$3,889	$—	$(1,724)	$(50)

Amount and location of net gain or (loss) reclassified from accumulated OCI to income — effective portion:
Revenue	$1,520	$—	$(7,808)	$—

Amount and location of net gain or (loss) reclassified from accumulated OCI to income — ineffective portion and amount excluded from effectiveness testing:
Revenue	$—	$—	$(35)	$—

	Three Months Ended March 31,
	2010			2009
	Not designated as hedging instruments			Not designated as hedging instruments
Derivative contracts:	Foreign Exchange		Leases	Foreign Exchange		Leases
	Option and		Embedded	Option and		Embedded
Derivative classification:	Forward Contracts	Fair Value	Derivative	Forward Contracts	Fair Value	Derivative
Amount and location of net gain or (loss) recognized in the Consolidated Statement of Operations:
Costs of services	$—	$—	$107	$—	$—	$261
Other, net	$4	$1,136	$—	$—	$374	$—

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
The following presents information as of March 31, 2010 and December 31, 2009 of the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.
Accounts Receivable and Payable — The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.
Debt — The Company’s debt is reflected in the accompanying balance sheets at amortized cost. Debt consists primarily of the Company’s Credit Facility, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Facility agreement). As of March 31, 2010 and December 31, 2009, the Company had no borrowings outstanding under the Company’s Credit Facility. Based upon average outstanding borrowings during the first quarter of 2010, the Company’s average borrowing rate was approximately 1.4% per annum.
Derivatives — Net derivative assets (liabilities) measured at fair value on a recurring basis included the following as of March 31, 2010 and December 31, 2009 (amounts in thousands):
As of March 31, 2010

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$12,792	$—	$12,792
Fair value hedges	—	23	—	23
Embedded derivatives	—	(261)	—	(261)
Option and forward contracts	—	46	—	46

Total net derivative asset (liability)	$—	$12,600	$—	$12,600

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of December 31, 2009

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$8,104	$—	$8,104
Fair value hedges	—	(108)	—	(108)
Embedded derivatives	—	(369)	—	(369)
Option and forward contracts	—	42	—	42

Total net derivative asset (liability)	$—	$7,669	$—	$7,669

The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of March 31, 2010, credit risk did not materially change the fair value of the Company’s foreign currency forward and option contracts.
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
The following is a summary of the Company’s fair value measurements as of March 31, 2010 and December 31, 2009 (amounts in thousands):
As of March 31, 2010

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$—	$25,201	$—
Derivative instruments, net	—	12,600	—

Total assets	$—	$37,801	$—

Liabilities		$
Deferred compensation plan liability	$—	$(3,516)	$—

Total liabilities	$—	$(3,516)	$—

As of December 31, 2009

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$—	$—	$—
Derivative instruments, net	—	7,669	—

Total assets	$—	$7,669	$—

Liabilities
Deferred compensation plan liability	$—	$(3,399)	$—

Total liabilities	$—	$(3,399)	$—

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
The Company has protested one issue to the appeals branch of the Internal Revenue Service for an administrative resolution arising from a federal tax audit for which no tax benefit has been recorded. The Company is currently under audit of income taxes in the Philippines for various open tax years. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.
As of March 31, 2010, the Company had $40.1 million of deferred tax assets (after a $19.7 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $34.9 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.
The effective tax rate for the three months ended March 31, 2010 and 2009 was 26.5% and 24.6%, respectively.
(9) RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES
Restructuring Charges
During the three months ended March 31, 2010 and 2009, the Company undertook restructuring activities primarily associated with reductions in the Company’s capacity and workforce in both the North American and International BPO segments to better align the capacity and workforce with current business needs.
A summary of the expenses recorded for the three months ended March 31, 2010 and 2009, respectively, is as follows (amounts in thousands):

	Three Months Ended March 31,
	2010	2009
North American BPO
Reduction in force	$1,357	$900
Facility exit charges	—	112
Revision of prior estimates	(5)	(1,135)

Total	$1,352	$(123)

	Three Months Ended March 31,
	2010	2009
International BPO
Reduction in force	$117	$426
Facility exit charges	—	—
Revision of prior estimates	—	—

Total	$117	$426

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
During the three months ended March 31, 2009, the Company determined that $0.7 million of previously recorded restructuring expense would be reimbursed from the primary client in the delivery centers being closed, and $0.4 million previously recorded would not be paid; these amounts were reversed against restructuring charge expenses as indicated as a revision of prior estimates in the table above.
A roll-forward of the activity in the Company’s restructuring accruals is as follows (amounts in thousands):

	Closure of
	Delivery	Reduction in
	Centers	Force	Total

Balance as of December 31, 2009	$375	$13	$388
Expense	—	1,474	1,474
Payments	—	(133)	(133)
Reversals	—	(5)	(5)

Balance as of March 31, 2010	$375	$1,349	$1,724

Of the remaining accrued costs, $1.3 million are expected to be paid during 2010, with the remainder to be paid thereafter.
Impairment Losses
The Company had no impairment charges for the three months ended March 31, 2010.
For the three months ended March 31, 2009, the Company recognized impairment losses of $2.0 million related to the abandonment of certain leasehold improvement assets in an International BPO facility.
(10) COMMITMENTS AND CONTINGENCIES
Letters of Credit
As of March 31, 2010, outstanding letters of credit and other performance guarantees totaled approximately $5.0 million, which primarily guarantee workers’ compensation and other insurance related obligations.
Guarantees
The Company’s Credit Facility is guaranteed by a majority of the Company’s domestic subsidiaries.
On March 31, 2010, the Company sold a corporate aircraft that was financed under a synthetic operating lease. Accordingly, the Company elected to exercise its purchase option rights under the lease for a specified amount. Simultaneous with the purchase, the Company sold the aircraft to an unrelated third-party. The proceeds from the aircraft sale were used to satisfy the lease obligations and other sales-related expenses, with the Company realizing a net gain of approximately $137,000, which is recorded in Other income in the Consolidated Statements of Operations.
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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Securities Class Action
On January 25, 2008, a class action lawsuit was filed in the United States District Court for the Southern District of New York entitled Beasley v. TeleTech Holdings, Inc., et al. against TeleTech, certain current directors and officers and others alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act. The complaint alleges, among other things, false and misleading statements in the Registration Statement and Prospectus in connection with (i) a March 2007 secondary offering of common stock and (ii) various disclosures made and periodic reports filed by the Company between February 8, 2007 and November 8, 2007. On February 25, 2008, a second nearly identical class action complaint, entitled Brown v. TeleTech Holdings, Inc., et al., was filed in the same court. On May 19, 2008, the actions described above were consolidated under the caption In re: TeleTech Litigation and lead plaintiff and lead counsel were approved. On October 21, 2009, the Company and the other named defendants executed a stipulation of settlement with the lead plaintiffs to settle the consolidated class action lawsuit. The United States District Court for the Southern District of New York has preliminarily approved the settlement and has set a hearing on final approval on June 11, 2010. The Company paid $225,000 of the total settlement amount, which had been included in Other accrued expenses in the Consolidated Balance Sheet at December 31, 2009, and the rest of the settlement amount will be covered by the Company’s insurance carriers.
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
(11) COMPREHENSIVE INCOME
The following table sets forth comprehensive income (loss) for the periods indicated (amounts in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net income	$14,042	$15,887
Foreign currency translation adjustment	1,456	(7,513)
Derivatives valuation, net of tax	2,962	3,039
Other	(253)	—

Total comprehensive income	$18,207	$11,413
Comprehensive income attributable to non-controlling interest	(633)	(765)

Comprehensive income attributable to TeleTech	$17,574	$10,648

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table reconciles equity attributable to noncontrolling interest (amounts in thousands):

	Three Months Ended
	March 31,
	2010	2009
Noncontrolling interest, January 1	$5,478	$5,011
Net income attributable to noncontrolling interest	755	824
Dividends distributed to noncontrolling interest	(1,260)	(900)
Foreign currency translation adjustments	(122)	(59)

Noncontrolling interest, March 31	$4,851	$4,876

(12) NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted shares for the periods indicated (amounts in thousands):

	Three Months Ended
	March 31,
	2010	2009
Shares used in basic earnings per share calculation	61,877	63,908
Effect of dilutive securities:
Stock options	1,011	202
Restricted stock units	595	190

Total effects of dilutive securities	1,606	392

Shares used in dilutive earnings per share calculation	63,483	64,300

For the three months ended March 31, 2010 and 2009, options to purchase 0.2 million and 2.7 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti—dilutive. For the three months ended March 31, 2010 and 2009, restricted stock units (“RSUs”) of 0.7 million and 1.0 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti—dilutive.
(13) EQUITY-BASED COMPENSATION PLANS
All equity—based payments to employees are recognized in the Consolidated Statements of Operations at the fair value of the award on the grant date. The fair values of all stock options granted by the Company are estimated on the date of grant using the Black—Scholes—Merton Model.
Stock Options
As of March 31, 2010, there was approximately $0.2 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to unvested option arrangements granted under the Company’s equity plans. The Company recognizes compensation expense straight—line over the vesting term of the option grant. The Company recognized compensation expense related to stock options of $0.1 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively.
Restricted Stock Unit Grants
During the three months ended March 31, 2010 and 2009, the Company granted 1,008,500 and 815,000 RSUs, respectively, to new and existing employees, which vest in equal installments over four years. The Company recognized compensation expense related to RSUs of $3.1 million and $2.6 million for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, there was approximately $38.8 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of March 31, 2010 and 2009, the Company had performance-based RSUs outstanding that vest based on the Company achieving specified operating income performance targets. The Company determined that it was not probable these performance targets would be met; therefore no expense was recognized for the three months ended March 31, 2010 or 2009. The Company did not achieve the operating income performance targets in 2009, thus the performance RSUs associated with the 2009 targets, were cancelled.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10—K for the year ended December 31, 2009. Except for historical information, the discussion below contains certain forward—looking statements that involve risks and uncertainties. The projections and statements contained in these forward—looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward—looking statements.
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
This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business and should be read in conjunction with the more detailed cautionary statements included in our 2009 Annual Report on Form 10-K under the caption Item 1A. “Risk Factors,” in our other Securities and Exchange Commission filings and in our press releases.
Executive Summary
TeleTech is one of the largest and most geographically diverse global providers of onshore, offshore and work from home BPO services focusing on revenue generation, customer and enterprise management, and technology enabled solutions. We have a 28-year history of designing, implementing and managing critical business processes for Global 1000 companies to help them improve their customers’ experience, enhance their strategic capabilities and increase their operating efficiencies. By delivering a high-quality customer experience through the effective integration of customer-facing, front-office processes with internal back-office processes, we enable our clients to better serve, grow and retain their customer base. We have developed deep vertical industry expertise and support more than 270 BPO programs serving approximately 90 global clients in the automotive, broadband, cable, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel, wireline and wireless communication industries.

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
Revenue in 2010 decreased over the prior year due primarily to the global economic slowdown resulting in a decline in our current call volumes and delayed client purchasing decisions. In addition, the continued migration of several of our clients to our offshore delivery centers, along with our proactive management of underperforming business and geographies out of our portfolio has also impacted our revenue. Nevertheless, we believe that our revenue will grow over the long-term as global demand for our services is fueled by the following trends:
•	Focus on providers who can offer fully integrated revenue generation solutions. A focus on providers who can offer fully integrated revenue generation solutions to target new markets and improve revenue and profitability through customer acquisition, retention and growth by leveraging the profitability potential of each customer.

•	Integration of front- and back-office business processes to provide increased operating efficiencies and an enhanced customer experience especially in light of the weakening global economic environment. Companies have realized that integrated business processes reduce operating costs and allow customer needs to be met more quickly and efficiently resulting in higher customer satisfaction and brand loyalty thereby improving their competitive position. A majority of our historic revenue has been derived from providing customer-facing front-office solutions to our clients. Given that our global delivery centers are also fully capable of providing back-office solutions, we are uniquely positioned to grow our revenue by winning more back-office opportunities and providing the services during non-peak hours with minimal incremental investment. Furthermore, by spreading our fixed costs across a larger revenue base and increasing our asset utilization, we expect our profitability to improve over time.

•	Increasing percentage of company operations being outsourced to most capable third-party providers. Having experienced success with outsourcing a portion of their business processes, companies are increasingly inclined to outsource a larger percentage of this work. We believe companies will continue to consolidate their business processes with third-party providers, such as TeleTech, who are financially stable and able to invest in their business while also demonstrating an extensive global operating history and an ability to cost effectively scale to meet their evolving needs.

•	Increasing adoption of outsourcing across broader groups of industries. Early adopters of the business process outsourcing trend, such as the media and communications industries, are being joined by companies in other industries, including healthcare, retail and financial services. These companies are beginning to adopt outsourcing to improve their business processes and competitiveness. For example, we see increasing interest in our services for companies in the healthcare, retail and financial services industries. We believe the number of other industries that will adopt or increase their level of outsourcing will continue to grow, further enabling us to increase and diversify our revenue and client base.

•	Focus on speed-to-market by companies launching new products or entering new geographic locations. As companies broaden their product offerings and seek to enter new emerging markets, they are looking for outsourcing providers that can provide speed-to-market while reducing their capital and operating risk. To achieve these benefits, companies are seeking BPO providers with an extensive operating history, an established global footprint, the financial strength to invest in innovation to deliver more strategic capabilities and the ability to scale and meet customer demands quickly. Given our financial stability, geographic presence in 16 countries and our significant investment in standardized technology and processes, we believe that clients select TeleTech because we can quickly ramp large, complex business processes around the globe in a short period of time while assuring a high-quality experience for our clients’ customers.
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
Our business strategy to increase revenue, profitability and our industry position includes the following elements:
•	Capitalize on the favorable trends in the global outsourcing environment, which we believe will include more companies that want to:
–	Adopt or increase BPO services;

–	Consolidate outsourcing providers with those that have a solid financial position, adequate capital resources to sustain a long-term relationship and globally diverse delivery capabilities across a broad range of solutions;

–	Modify their approach to outsourcing based on total value delivered versus the lowest priced provider;

–	Create focused revenue generation capabilities in targeted market segments;

–	Better integrate front- and back-office processes; and

–	Take advantage of cost efficiencies through the adoption of cloud based technology solutions.
•	Deepen and broaden our relationships with existing clients;

•	Win business with new clients and focus on end-to-end offerings in targeted industries where we expect accelerating adoption of business process outsourcing;

•	Continue to invest in innovative proprietary technology and new business offerings;

•	Continue to diversify revenue into higher-margin offerings such as professional services, talent acquisition, learning services and our hosted TeleTech OnDemand™ capabilities;

•	Continue to improve our operating margins through selected profit improvement initiatives and increased asset utilization of our globally diverse delivery centers; and

•	Selectively pursue acquisitions that extend our capabilities, geographic reach and/or industry expertise.
Our First Quarter 2010 Financial Results
In 2010, our first quarter revenue decreased 10.7% to $271.5 million over the year-ago period, which included an increase of 6.7% or $20.3 million due to fluctuations in foreign currency rates. Our first quarter 2010 income from operations decreased 5.1% to $19.3 million or 7.1% of revenue from $20.3 million or 6.7% of revenue in the year-ago period. This revenue decrease was due to a decline in existing client volumes from the impact of the global recessionary economic environment and the continued migration of several of our clients to our offshore delivery centers along with our proactive management of underperforming business and geographies out of our portfolio. Income from operations for the first quarter of 2010 and 2009 included $1.5 million and $2.3 million of restructuring charges and asset impairment, respectively.
Our offshore delivery centers serve clients based both in North America and in other countries. Our offshore delivery capacity spans seven countries with approximately 24,500 workstations and currently represents 70% of our global delivery capabilities. Revenue in these offshore locations was $123.2 million and represented 45% of our total revenue for the first quarter of 2010.
Our strong financial position due to our cash flow from operations and low debt levels allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows. At March 31, 2010, we had $133.9 million of cash and cash equivalents and a total debt to total capitalization ratio of 1.5%.
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
BPO Services
The BPO business generates revenue based primarily on the amount of time our associates devote to a client’s program. We primarily focus on large global corporations in the following industries: automotive, broadband, cable, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel and wireline and wireless telecommunications. Revenue is recognized as services are provided. The majority of our revenue is from multi—year contracts and we expect this trend to continue. However, we do provide certain client programs on a short—term basis.
We have historically experienced annual attrition of existing client programs of approximately 6% to 12% of our revenue. Attrition of existing client programs during the first three months of 2010 was 8%.
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
To some extent our profitability is influenced by the number of new client programs entered into within the period. For new programs we defer revenue related to initial training (“Training Revenue”) when training is billed as a separate component from production rates. Consequently, the corresponding training costs associated with this revenue, consisting primarily of labor and related expenses (“Training Costs”), are also deferred. In these circumstances, both the Training Revenue and Training Costs are amortized straight-line over the life of the contract. In situations where Training Revenue is not billed separately, but rather included in the production rates, there is no deferral as all revenue is recognized over the life of the contract and the associated training expenses are expensed as incurred. As of March 31, 2010, we had deferred start-up Training Revenue, net of Training Costs, of $4.6 million that will be recognized into our income from operations over the remaining life of the corresponding contracts ($3.0 million will be recognized within the next 12 months).
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

We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of March 31, 2010, the overall capacity utilization in our multi—client delivery centers was 68% and was lower than the prior year due to reduced existing client volumes in light of the continued weak economic environment. The table below presents workstation data for our multi—client delivery centers as of March 31, 2010 and 2009. Dedicated and managed delivery centers (3,189 and 8,565 workstations as of March 31, 2010 and 2009, respectively) are excluded from the workstation data as unused workstations in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated delivery centers based on the normal changes in our business environment and client needs.

	March 31, 2010			March 31, 2009
	Total Production			Total Production
	Workstations	In Use	% In Use	Workstations	In Use	% In Use

Multi-client centers
Sites open <1 year	181	89	49%	4,748	2,438	51%
Sites open >1 year	31,332	21,389	68%	24,478	18,374	75%

Total multi-client centers	31,513	21,478	68%	29,226	20,812	71%

We continue to see demand from all geographic regions to utilize our offshore delivery capabilities and expect this trend to continue with our clients. In light of this trend, we plan to continue to selectively expand into new offshore markets. As we grow our offshore delivery capabilities and our exposure to foreign currency fluctuations increase, we continue to actively manage this risk via a multi-currency hedging program designed to minimize operating margin volatility.
Recently Issued Accounting Pronouncements
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
Performance—Based — Under performance—based arrangements, we are paid by our clients based on the achievement of certain levels of sales or other client—determined criteria specified in the client contract. We recognize performance—based revenue by measuring our actual results against the performance criteria specified in the contracts. Amounts collected from clients prior to the performance of services are recorded as deferred revenue, which is recorded in Other Short-Term Liabilities or Other Current Liabilities in the accompanying Consolidated Balance Sheets.
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
Periodically, we make certain expenditures related to acquiring contracts or provide up-front discounts for future services to existing customers (recorded as Contract Acquisition Costs in the accompanying Consolidated Balance Sheets). Those expenditures are capitalized and amortized in proportion to the expected future revenue from the contract, which in most cases results in straight—line amortization over the life of the contract. Amortization of these costs is recorded as a reduction of revenue.
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
Interest and penalties relating to income taxes and uncertain tax positions are accrued net of tax in Provision for Income Taxes in our Consolidated Statements of Operations.
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

Level 1	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government treasury securities.

Level 2	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over-the-counter forwards, options and repurchase agreements.

Level 3	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs. At each balance sheet date, we perform an analysis of all instruments subject to fair value measurements and include within Level 3 all of those whose fair value is based on significant unobservable inputs.
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
Presentation of Non—GAAP Measurements
Free Cash Flow
Free cash flow is a non—GAAP liquidity measurement. We believe that free cash flow is useful to our investors because it measures, during a given period, the amount of cash generated that is available for debt obligations and investments other than purchases of property, plant and equipment. Free cash flow is not a measure determined by GAAP and should not be considered a substitute for “income from operations,” “net income,” “net cash provided by operating activities,” or any other measure determined in accordance with GAAP. We believe this non—GAAP liquidity measure is useful, in addition to the most directly comparable GAAP measure of “net cash provided by operating activities,” because free cash flow includes investments in operational assets. Free cash flow does not represent residual cash available for discretionary expenditures, since it includes cash required for debt service. Free cash flow also includes cash that may be necessary for acquisitions, investments and other needs that may arise.
The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$51,432	$54,011
Purchases of property, plant and equipment	6,608	8,455

Free cash flow	$44,824	$45,556

We discuss factors affecting free cash flow between periods in the “Liquidity and Capital Resources” section below.

Results of Operations
Three months ended March 31, 2010 as compared to three months ended March 31, 2009
Operating Review
The following table is presented to facilitate an understanding of our Management’s Discussion and Analysis of Financial Condition and Results of Operations and presents our results of operations by segment for the three months ended March 31, 2010 and 2009 (amounts in thousands). We allocate to each segment its portion of corporate operating expenses. All inter—company transactions between the reported segments for the periods presented have been eliminated.

	Three Months Ended March 31,
		% of		% of
		Segment		Segment
	2010	Revenue	2009	Revenue	$ Change	% Change

Revenue
North American BPO	$207,942		$228,886		$(20,944)	-9.2%
International BPO	63,584		75,144		(11,560)	-15.4%

	$271,526		$304,030		$(32,504)	-10.7%

Cost of services
North American BPO	$144,777	69.6%	$157,693	68.9%	$(12,916)	-8.2%
International BPO	49,841	78.4%	61,149	81.4%	(11,308)	-18.5%

	$194,618	71.7%	$218,842	72.0%	$(24,224)	-11.1%

Selling, general and administrative
North American BPO	$32,075	15.4%	$35,699	15.6%	$(3,624)	-10.2%
International BPO	11,333	17.8%	12,816	17.1%	(1,483)	-11.6%

	$43,408	16.0%	$48,515	16.0%	$(5,107)	-10.5%

Depreciation and amortization
North American BPO	$9,950	4.8%	$10,190	4.5%	$(240)	-2.4%
International BPO	2,774	4.4%	3,872	5.2%	(1,098)	-28.4%

	$12,724	4.7%	$14,062	4.6%	$(1,338)	-9.5%

Restructuring charges, net
North American BPO	$1,352	0.7%	$(123)	-0.1%	$1,475	1199.2%
International BPO	117	0.2%	426	0.6%	(309)	-72.5%

	$1,469	0.5%	$303	0.1%	$1,166	384.8%

Impairment losses
North American BPO	$—	0.0%	$—	0.0%	$—	0.0%
International BPO	—	0.0%	1,967	2.6%	(1,967)	-100.0%

	$—	0.0%	$1,967	0.6%	$(1,967)	-100.0%

Income (loss) from operations
North American BPO	$19,788	9.5%	$25,427	11.1%	$(5,639)	-22.2%
International BPO	(481)	-0.8%	(5,086)	-6.8%	4,605	90.5%

	$19,307	7.1%	$20,341	6.7%	$(1,034)	-5.1%

Other income (expense), net	$(211)	-0.1%	$726	0.2%	$(937)	-129.1%

Provision for income taxes	$(5,054)	-1.9%	$(5,180)	-1.7%	$126	2.4%

Revenue
Revenue for North American BPO for the three months ended March 31, 2010 as compared to the same period in 2009 was $207.9 million and $228.9 million, respectively. The decrease in revenue for the North American BPO was due to net decreases in client programs of $18.7 million, along with certain program terminations of $11.2 million, and a $2.0 million reduction to revenue for disputed service delivery issues, offset by a $9.4 million increase due to realized gains on cash flow hedges purchased to reduce our exposure to foreign currency exchange rate fluctuations for revenue received in non-functional currencies and a $1.5 million increase due to positive changes in foreign exchange translation rates.
Revenue for International BPO for the three months ended March 31, 2010 as compared to the same period in 2009 was $63.6 million and $75.1 million, respectively. The decrease in revenue for the International BPO was due to net decreases in client programs of $6.7 million, certain program terminations of $14.1 million, offset by positive changes in foreign exchange translation rates causing an increase in revenue of $9.3 million.
Our offshore delivery capacity represented 70% of our global delivery capabilities at March 31, 2010. Revenue in these offshore locations was $123.2 million and represented 45% of our total revenue in the first quarter of 2010. Revenue in these offshore locations was $146.1 million or 48% of total revenue in the first quarter of 2009. An important component of our growth strategy is continued expansion of services delivered from our offshore locations, which contributes to our higher margins, along with our technology and consulting related projects. Factors that may impact our ability to maintain our offshore operating margins include potential increases in competition for the available workforce, the trend of higher occupancy costs and foreign currency fluctuations.
Cost of Services
Cost of services for North American BPO for the three months ended March 31, 2010 as compared to the same period in 2009 was $144.8 million and $157.7 million, respectively. Cost of services as a percentage of revenue in the North American BPO remained consistent with the prior year. In absolute dollars the decrease was due to a $16.4 million decrease in employee related expenses due to lower volumes in existing client programs and program terminations, a $1.6 million increase for rent and related expenses and operating leases, offset by a $1.9 million net increase in other expenses.
Cost of services for International BPO for the three months ended March 31, 2010 as compared to the same period in 2009 was $49.8 million and $61.1 million, respectively. Cost of services as a percentage of revenue in the International BPO decreased compared to the prior year. In absolute dollars the decrease was a $9.1 million decrease in employee related expenses due to a net reduction in existing client volumes and program terminations, a $0.2 million decrease for rent due to the closure of several delivery centers, and a $2.0 million net decrease in other expenses.
Selling, General and Administrative
Selling, general and administrative expenses for North American BPO for the three months ended March 31, 2010 as compared to the same period in 2009 were $32.1 million and $35.7 million, respectively. The expenses decreased in both absolute dollars and as a percentage of revenue. The decrease in absolute dollars reflected a decrease in employee related expenses of $2.7 million due to a decrease in incentive and equity compensation expense, a $1.1 million decrease in external professional fees, and a net increase in other expenses of $0.2 million.
Selling, general and administrative expenses for International BPO for the three months ended March 31, 2010 as compared to the same period in 2009 were $11.3 million and $12.8 million, respectively. The expenses decreased in absolute dollars while increasing as a percentage of revenue. The decrease in absolute dollars reflected a decrease in employee related expenses of $1.3 million due to a decrease in incentive and equity compensation expense, a $0.4 million decrease in external professional fees, and a $0.2 million net increase in other expenses.

Depreciation and Amortization
Depreciation and amortization expense on a consolidated basis for the three months ended March 31, 2010 and 2009 was $12.7 million and $14.1 million, respectively. For the North American BPO, the depreciation expense remained relatively flat in both absolute value and as a percentage of revenue as compared to the prior year. For the International BPO, the depreciation expense decreased both in absolute value and as a percentage of revenue as compared to the prior year. This decrease in value was due to restructuring activities and delivery center closures which have better aligned our capacity to our operational needs.
Restructuring Charges
During the three months ended March 31, 2010, we recorded a net $1.5 million of severance related restructuring charges compared to $0.3 million in the same period in 2009. During both 2010 and 2009, we undertook reductions in both our North American BPO and International BPO segments to better align our delivery centers and workforce with the current business needs.
Impairment Losses
During the three months ended March 31, 2010, we recorded no impairment charges compared to $2.0 million of impairment charges in the same period in 2009.
Other Income (Expense)
For the three months ended March 31, 2010, interest income decreased to $0.6 million from $0.8 million in the same period in 2009 primarily due to lower interest rates. Interest expense remained unchanged at $0.8 million during 2010 and 2009.
Income Taxes
The effective tax rate for the three months ended March 31, 2010 was 26.5%. This compares to an effective tax rate of 24.6% in the same period of 2009. The effective tax rate for the three months ended March 31, 2010 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Amended and Restated Credit Agreement, dated September 28, 2006 (the “Credit Facility”). During the three months ended March 31, 2010, we generated positive operating cash flows of $51.4 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.
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
We have global operations that expose us to foreign currency exchange rate fluctuations that may positively or negatively impact our liquidity. To mitigate these risks, we enter into foreign exchange forward and option contracts through our cash flow hedging program. Please refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk, Foreign Currency Risk, for further discussion.
We primarily utilize our Credit Facility to fund working capital, stock repurchases, and other strategic and general operating purposes. As of March 31, 2010 and December 31, 2009, we had no outstanding borrowings under our Credit Facility. After consideration for issued letters of credit under the Credit Facility, totaling $4.8 million, our remaining borrowing capacity was $220.2 million as of March 31, 2010.

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
The following discussion highlights our cash flow activities during the three months ended March 31, 2010 and 2009.
Cash and Cash Equivalents
We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $133.9 million and $109.4 million as of March 31, 2010 and December 31, 2009, respectively.
Cash Flows from Operating Activities
We reinvest our cash flows from operating activities in our business or in the purchases of our outstanding common stock. For the three months ended March 31, 2010 and 2009, net cash flows provided by operating activities was $51.4 million and $54.0 million, respectively. The decrease was primarily due to an increase in the recognition of deferred revenue for which there are no cash flows in the quarter.
Cash Flows from Investing Activities
We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the three months ended March 31, 2010 and 2009, we reported net cash flows used in investing activities of $6.6 million and $8.5 million, respectively. The decrease was due primarily to reduced capital expenditures during the first three months of 2010 due to a limited need for additional capacity.
Cash Flows from Financing Activities
For the three months ended March 31, 2010 and 2009, we reported net cash flows used in financing activities of $20.9 million and $36.2 million, respectively. The decrease in net cash flows used from 2009 to 2010 was primarily due to a decrease in payments against our line of credit of $63.0 million offset by a $29.3 million decrease in the proceeds received from our line of credit and an increase of $17.5 million in purchases of our outstanding common stock.
Free Cash Flow
Free cash flow (see “Presentation of Non—GAAP Measurements” for definition of free cash flow) remained relatively unchanged for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Free cash flow was $44.8 million and $45.6 million for the three months ended March 31, 2010 and 2009, respectively.
Obligations and Future Capital Requirements
Future maturities of our outstanding debt and contractual obligations as of March 31, 2010 are summarized as follows (amounts in thousands):

	Less than 1
	Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
Credit Facility	$—	$—	$—	$—	$—
Capital lease obligations	1,645	1,523	—	—	3,168
Equipment financing arrangements	2,222	1,404	184	—	3,810
Purchase obligations	20,323	25,437	1,264	—	47,024
Operating lease commitments	28,437	34,512	13,112	6,590	82,651

Total	$52,627	$62,876	$14,560	$6,590	$136,653

•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.

•	Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Consolidated Balance Sheets until such goods and/or services are received.

•	The contractual obligation table excludes our liabilities of $1.6 million related to uncertain tax positions because we cannot reliably estimate the timing of cash payments.
Future Capital Requirements
We expect total capital expenditures in 2010 to be approximately $25-$35 million. Of the expected capital expenditures in 2010, approximately 60% relates to the opening and/or growth of our delivery platform and approximately 40% relates to the maintenance capital required for existing assets and internal technology projects. The anticipated level of 2010 capital expenditures is primarily dependent upon new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technology infrastructure.
We may consider restructurings, dispositions, mergers, acquisitions and other similar transactions. Such transactions could include the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption, or refinancing of indebtedness and could be material to the consolidated financial condition and consolidated results of our operations. In addition, as of March 31, 2010, we are authorized to purchase an additional $31.1 million of common stock under our stock repurchase program (see Part II Item 2 of this Form 10-Q). The stock repurchase program does not have an expiration date.
The launch of large client contracts may result in short-term negative working capital because of the time period between incurring the costs for training and launching the program and the beginning of the accounts receivable collection process. As a result, periodically we may generate negative cash flows from operating activities.
Debt Instruments and Related Covenants
We discuss debt instruments and related covenants in Note 14 of the Notes to the Consolidated Financial Statements in our 2009 Annual Report on Form 10–K. As of March 31, 2010, we were in compliance with all covenants under the Credit Facility and had approximately $220.2 million in available borrowing capacity. We had no outstanding borrowings and $4.8 million of letters of credit outstanding under our Credit Facility as of March 31, 2010. Based upon average outstanding borrowings during the first quarter of 2010, interest accrued at a rate of approximately 1.4% per annum.
Client Concentration
Our five largest clients accounted for 38.8% and 36.1% of our consolidated revenue for the three months ended March 31, 2010 and 2009, respectively. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this client concentration is mitigated, in part, by the long—term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our consolidated financial position, consolidated results of operations, or consolidated cash flows due to adverse changes in financial and commodity market prices and rates. Market risk also includes credit and non-performance risk by counterparties to our various financial instruments, our banking partners. We are exposed to market risk due to changes in interest rates and foreign currency exchange rates (as measured against the U.S. dollar); as well as credit risk associated with potential non-performance of our counterparty banks. These exposures are directly related to our normal operating and funding activities. As discussed below, we enter into derivative instruments to manage and reduce the impact of currency exchange rate changes, primarily between the U.S. dollar/Canadian dollar, the U.S. dollar/Philippine peso, the U.S. dollar/Mexican peso, and the U.S. dollar/Argentine peso. In order to mitigate against credit and non-performance risk, it is our policy to only enter into derivative contracts and other financial instruments with investment grade counterparty financial institutions and, correspondingly, our derivative valuations reflect the creditworthiness of our counterparties. As of the date of this report, we have not experienced, nor do we anticipate, any issues related to derivative counterparty defaults.
Interest Rate Risk
The interest rate on our Credit Facility is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of March 31, 2010, we had no outstanding borrowings under the Credit Facility. Based upon average outstanding borrowings during the first quarter of 2010, interest accrued at a rate of approximately 1.4% per annum. If the Prime Rate or LIBOR increased by 100 basis points during the quarter, there would not have been a material impact to our consolidated financial position or results of operations.
Foreign Currency Risk
Our subsidiaries in Argentina, Canada, Costa Rica, Malaysia, Mexico, the Philippines, the United Kingdom, and South Africa use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the three months ended March 31, 2010 and 2009, revenue associated with this foreign exchange risk was 36% and 37% of our consolidated revenue, respectively.
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
Our cash flow hedging instruments as of March 31, 2010 and December 31, 2009 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

				% Maturing in
	Local Currency	U.S. Dollar		the Next 12	Contracts Maturing
As of March 31, 2010	Notional Amount	Notional Amount		Months	Through
Canadian Dollar	10,800	$8,749		50.0%	December 2011
Canadian Dollar Call Options	14,300	12,750		100.0%	December 2010
Philippine Peso	7,183,000	149,819	(1)	69.6%	December 2012
Argentine Peso	39,600	9,868	(2)	100.0%	December 2010
Mexican Peso	509,500	35,877		78.6%	December 2011
British Pound Sterling	7,956	12,541	(3)	66.1%	December 2011

		$229,604

	Local Currency	U.S. Dollar
As of December 31, 2009	Notional Amount	Notional Amount
Canadian Dollar	14,400	$11,782
Canadian Dollar Call Options	19,400	17,301
Philippine Peso	4,615,000	96,354	(1)
Argentine Peso	9,000	2,454
Mexican Peso	491,500	34,880
South African Rand	23,000	2,081
British Pound Sterling	3,876	6,565	(3)

		$171,417

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars, Australian dollars and, in 2009 only, British pound sterling, which are translated into equivalent U.S. dollars on March 31, 2010 and December 31, 2009.

(2)	Includes contracts to purchase Argentine pesos in exchange for Euros, which were translated into equivalent U.S. dollars on March 31, 2010.

(3)	Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on March 31, 2010 and December 31, 2009.

The fair value of our cash flow hedges at March 31, 2010 is (assets/(liabilities)) (amounts in thousands):

		Maturing in the
	March 31, 2010	Next 12 Months
Canadian Dollar	$3,219	$2,257
Philippine Peso	5,537	4,674
Argentine Peso	141	141
Mexican Peso	4,175	3,345
British Pound Sterling	(280)	(228)

	$12,792	$10,189

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The year over year change in fair value largely reflects the recent global economic conditions which resulted in high foreign exchange volatility and an overall weakening in the U.S. dollar.
We recorded a net gain of $1.5 million and a net loss of $7.8 million for settled cash flow hedge contracts and the related premiums for the three months ended March 31, 2010 and 2009, respectively. These gains/(losses) are reflected in Revenue in the accompanying Consolidated Statements of Operations. If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding gains or losses in our underlying exposures.
Other than the transactions hedged as discussed above and in Note 6 to the accompanying Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in the respective local currency. However, transactions are denominated in other currencies from time-to-time. For the three months ended March 31, 2010 and 2009, approximately 24% and 25%, respectively of revenue was derived from contracts denominated in currencies other than the U.S. dollar. Our results from operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.
Fair Value of Debt and Equity Securities
We did not have any investments in debt or equity securities as of March 31, 2010.
ITEM 4. CONTROLS AND PROCEDURES
This Report includes the certifications of our Chief Executive Officer and Interim Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to reasonably assure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures.
In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of the Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010 to provide such reasonable assurance.

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must consider the benefits of controls relative to their costs. Inherent limitations within a control system include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. While the design of any system of controls is to provide reasonable assurance of the effectiveness of disclosure controls, such design is also based in part upon certain assumptions about the likelihood of future events, and such assumptions, while reasonable, may not take into account all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be prevented or detected.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended March 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Securities Class Action
On January 25, 2008, a class action lawsuit was filed in the United States District Court for the Southern District of New York entitled Beasley v. TeleTech Holdings, Inc., et al. against TeleTech, certain current directors and officers and others alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act. The complaint alleges, among other things, false and misleading statements in the Registration Statement and Prospectus in connection with (i) a March 2007 secondary offering of common stock and (ii) various disclosures made and periodic reports filed by the Company between February 8, 2007 and November 8, 2007. On February 25, 2008, a second nearly identical class action complaint, entitled Brown v. TeleTech Holdings, Inc., et al., was filed in the same court. On May 19, 2008, the actions described above were consolidated under the caption In re: TeleTech Litigation and lead plaintiff and lead counsel were approved. On October 21, 2009, the Company and the other named defendants executed a stipulation of settlement with the lead plaintiffs to settle the consolidated class action lawsuit. The United States District Court for the Southern District of New York has preliminarily approved the settlement and has set a hearing on final approval on June 11, 2010. The Company paid $225,000 of the total settlement amount, which had been included in Other accrued expenses in the Consolidated Balance Sheet at December 31, 2009, and the rest of the settlement amount will be covered by the Company’s insurance carriers.

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
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors as previously reported in our 2009 Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Following is the detail of the issuer purchases made during the quarter ended March 31, 2010:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total	Average	Part of Publicly	Yet Be Purchased
	Number of	Price Paid	Announced	Under the Plans
	Shares	per Share	Plans or	or Programs
Period	Purchased	(or Unit)	Programs	(in thousands)[1]

January 1, 2010 — January 31, 2010	224,663	$18.82	224,663	$21,423
February 1, 2010 — February 28, 2010	387,922	$18.48	387,922	$39,253
March 1, 2010 — March 31, 2010	457,084	$17.88	457,084	$31,082

Total	1,069,669		1,069,669

(1)	In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program to repurchase up to $5.0 million of our common stock with the objective of increasing stockholder returns. The Board has since periodically authorized additional increases in the program. The most recent Board authorization to purchase additional common stock occurred in February 2010, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through March 31, 2010, the Board has authorized the repurchase of shares up to a total value of $337.3 million, of which we have purchased 24.9 million shares on the open market for $306.3 million. As of March 31, 2010 the remaining amount authorized for repurchases under the program is approximately $31.1 million. The stock repurchase program does not have an expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1*	Executive Employment Agreement dated March 8, 2010 between Joseph Bellini and TeleTech*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC. (Registrant)
Date: May 5, 2010	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: May 5, 2010	By:	/s/ John R. Troka, Jr.
John R. Troka, Jr.
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1*	Executive Employment Agreement dated March 8, 2010 between Joseph Bellini and TeleTech*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.