Form 10-Q
period 2010-06-30
TELETECH HOLDINGS INC
filed 2010-08-04
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 28, 2010, there were 60,175,769 shares of the registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
JUNE 30, 2010 FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except share amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$131,484	$109,424
Accounts receivable, net	197,111	216,614
Prepaids and other current assets	34,996	39,144
Deferred tax assets, net	9,247	5,911
Income tax receivable	31,908	31,282

Total current assets	404,746	402,375

Long-term assets
Property, plant and equipment, net	113,358	126,995
Goodwill	45,113	45,250
Contract acquisition costs, net	5,352	8,049
Deferred tax assets, net	35,607	36,527
Other long-term assets	17,565	20,971

Total long-term assets	216,995	237,792

Total assets	$621,741	$640,167

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$21,299	$17,625
Accrued employee compensation and benefits	64,185	67,106
Other accrued expenses	26,408	18,481
Income taxes payable	19,262	20,327
Deferred tax liabilities, net	3,991	3,145
Deferred revenue	5,254	13,164
Other current liabilities	3,818	6,118

Total current liabilities	144,217	145,966

Long-term liabilities
Line of credit	—	—
Negative investment in deconsolidated subsidiary	4,865	4,865
Deferred tax liabilities, net	1,732	—
Deferred rent	12,168	13,989
Other long-term liabilities	16,090	19,446

Total long-term liabilities	34,855	38,300

Total liabilities	179,072	184,266

Commitments and contingencies (Note 10)

Equity
Preferred stock — $0.01 par value: 10,000,000 shares authorized; zero shares outstanding as of June 30, 2010 and December 31, 2009	—	—
Common stock — $0.01 par value; 150,000,000 shares authorized; 60,176,232 and 62,218,238 shares outstanding as of June 30, 2010 and December 31, 2009, respectively	602	622
Additional paid-in capital	344,564	344,251
Treasury stock at cost: 21,878,213 and 19,836,208 shares as of June 30, 2010 and December 31, 2009, respectively	(283,945)	(251,691)
Accumulated other comprehensive income	3,113	10,513
Retained earnings	373,417	346,728

Total equity attributable to TeleTech shareholders	437,751	450,423
Non-controlling interest	4,918	5,478

Total equity	442,669	455,901

Total liabilities and equity	$621,741	$640,167

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$271,927	$301,512	$543,453	$605,542

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	198,194	213,049	392,812	431,891
Selling, general and administrative	39,741	44,981	83,149	93,496
Depreciation and amortization	12,946	13,808	25,670	27,870
Restructuring charges, net	1,304	4,008	2,773	4,311
Impairment losses	679	2,620	679	4,587

Total operating expenses	252,864	278,466	505,083	562,155

Income from operations	19,063	23,046	38,370	43,387

Other income (expense)
Interest income	486	705	1,060	1,512
Interest expense	(699)	(1,320)	(1,516)	(2,163)
Other, net	545	1,014	577	1,776

Total other income (expense)	332	399	121	1,125

Income before income taxes	19,395	23,445	38,491	44,512

Provision for income taxes	(5,071)	(6,328)	(10,125)	(11,508)

Net income	14,324	17,117	28,366	33,004

Net income attributable to non-controlling interest	(922)	(987)	(1,677)	(1,811)

Net income attributable to TeleTech shareholders	$13,402	$16,130	$26,689	$31,193

Weighted average shares outstanding
Basic	61,117	63,098	61,495	63,502
Diluted	62,317	64,175	62,907	64,167

Net income per share attributable to TeleTech shareholders
Basic	$0.22	$0.26	$0.43	$0.49
Diluted	$0.22	$0.25	$0.42	$0.49
The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Equity
(Amounts in thousands)
(Unaudited)

	Equity of the Company
							Accumulated
						Additional	Other		Non-
	Preferred Stock		Common Stock		Treasury	Paid-in	Comprehensive	Retained	controlling	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	interest	Equity

Balance as of December 31, 2009	—	$—	62,218	$622	$(251,691)	$344,251	$10,513	$346,728	$5,478	$455,901
Net income	—	—	—	—	—	—	—	26,689	1,677	28,366
Dividends distributed to non-controlling interest	—	—	—	—	—	—	—	—	(2,070)	(2,070)
Foreign currency translation adjustments	—	—	—	—	—	—	(6,164)	—	(167)	(6,331)
Derivatives valuation, net of tax	—	—	—	—	—	—	(1,037)	—	—	(1,037)
Vesting of restricted stock units	—	—	314	3	4,014	(6,270)	—	—	—	(2,253)
Exercise of stock options	—	—	80	1	1,013	(140)	—	—	—	874
Excess tax benefit from equity-based awards	—	—	—	—	—	128	—	—	—	128
Equity-based compensation expense	—	—	—	—	—	6,595	—	—	—	6,595
Purchases of common stock	—	—	(2,436)	(24)	(37,281)	—	—	—	—	(37,305)
Other	—	—	—	—	—	—	(199)	—	—	(199)

Balance as of June 30, 2010	—	$—	60,176	$602	$(283,945)	$344,564	$3,113	$373,417	$4,918	$442,669

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amount in thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$28,366	$33,004
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,670	27,870
Amortization of contract acquisition costs	2,697	1,543
Provision for doubtful accounts	643	953
Loss (gain) on foreign currency derivatives	328	(878)
Loss (gain) on disposal of assets	(211)	808
Impairment losses	679	4,587
Deferred income taxes	(1,564)	(2,555)
Excess tax benefit from equity-based awards	—	(79)
Equity-based compensation expense	6,595	6,079

Changes in assets and liabilities:
Accounts receivable	14,044	16,192
Prepaids and other assets	1,964	3,207
Accounts payable and accrued expenses	7,826	(1,699)
Deferred revenue and other liabilities	(12,402)	4,806

Net cash provided by operating activities	74,635	93,838

Cash flows from investing activities
Purchases of property, plant and equipment	(12,316)	(14,301)
Other	—	(1,727)

Net cash used in investing activities	(12,316)	(16,028)

Cash flows from financing activities
Proceeds from line of credit	490,700	467,660
Payments on line of credit	(490,700)	(523,460)
Payments on capital lease obligations and equipment financing	(1,911)	(672)
Dividends distributed to non-controlling interest	(2,070)	(1,800)
Proceeds from exercise of stock options	874	1,310
Excess tax benefit from equity-based awards	128	—
Purchases of common stock	(37,305)	(26,089)

Net cash used in financing activities	(40,284)	(83,051)

Effect of exchange rate changes on cash and cash equivalents	25	1,262

Increase (decrease) in cash and cash equivalents	22,060	(3,979)
Cash and cash equivalents, beginning of period	109,424	87,942

Cash and cash equivalents, end of period	$131,484	$83,963

Supplemental disclosures
Cash paid for interest	$1,165	$675

Cash paid for income taxes	$5,961	$12,398

Non-cash investing and financing activities
Acquisition of equipment through installment purchase agreements	$186	$1,456

Recognition of asset retirement obligations	$—	$63

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
Basis of Presentation
The Consolidated Financial Statements are comprised of the accounts of TeleTech, its wholly owned subsidiaries and its 55% equity ownership in Percepta, LLC. On December 22, 2008, as discussed in Note 2, Newgen Results Corporation, a wholly-owned subsidiary of the Company, filed a voluntary petition for liquidation under Chapter 7 in the United States Bankruptcy Court for the District of Delaware. According to the accounting guidance for consolidations, the consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Accordingly, the Company deconsolidated Newgen Results Corporation as of December 22, 2008.
The accompanying unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of June 30, 2010, and the consolidated results of operations of the Company for the three and six months ended June 30, 2010 and 2009, and the cash flows of the Company for the six months ended June 30, 2010 and 2009. Operating results for the six months ended June 30, 2010 include a $2.0 million reduction to revenue for disputed service delivery issues which occurred in 2009. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Certain amounts in 2009 have been reclassified in the Consolidated Financial Statements to conform to the 2010 presentation.
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
(2) DECONSOLIDATION OF A SUBSIDIARY
On December 22, 2008, Newgen Results Corporation, a wholly-owned subsidiary of the Company, filed a voluntary petition for liquidation under Chapter 7 in the United States Bankruptcy Court for the District of Delaware. According to the authoritative literature, a consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Under these rules, legal reorganization or bankruptcy represents conditions that can preclude consolidation as control rests with the Bankruptcy Court, rather than the majority owner. Accordingly, the Company deconsolidated Newgen Results Corporation as of December 22, 2008. As a result, the Company has reflected its negative investment of $4.9 million on the Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009.
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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present certain financial data by segment (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
North American BPO	$212,506	$229,992	$420,448	$458,878
International BPO	59,421	71,520	123,005	146,664

Total	$271,927	$301,512	$543,453	$605,542

Income (loss) from operations
North American BPO	$25,097	$28,314	$44,885	$53,741
International BPO	(6,034)	(5,268)	(6,515)	(10,354)

Total	$19,063	$23,046	$38,370	$43,387

The following table presents revenue based upon the geographic location where the services are provided (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
United States	$111,262	$111,489	$212,367	$211,551
Philippines	66,404	78,751	137,374	157,092
Latin America	49,180	47,801	97,182	104,865
Europe	23,757	29,336	50,894	60,747
Canada	13,618	21,583	28,397	47,827
Asia Pacific / Africa	7,706	12,552	17,239	23,460

Total	$271,927	$301,512	$543,453	$605,542

(4) SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS
The Company had one client, IBM-Census, that contributed in excess of 10% of total revenue for the three and six months ended June 30, 2010. This client’s revenue was 13.1% and 10.1% of total revenue for the three and six months ended June 30, 2010, respectively, and there was $21.1 million outstanding in accounts receivable at June 30, 2010. The current contract is expected to end in the third quarter of 2010. The Company does not expect this client to contribute in excess of 10% of its estimated annual revenue in 2010. The Company did not have any clients that contributed in excess of 10% of total revenue for the three and six months ended June 30, 2009.
The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs periodic credit evaluations of its clients and maintains allowances for uncollectible accounts. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk exists as of June 30, 2010.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(5) GOODWILL
Goodwill consisted of the following (amounts in thousands):

				Effect of
	December 31,			Foreign
	2009	Acquisitions	Impairments	Currency	June 30, 2010
North American BPO	$35,885	$—	$—	$—	$35,885
International BPO	9,365	—	—	(137)	9,228

Total	$45,250	$—	$—	$(137)	$45,113

The Company performs a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test in the fourth quarter each year, or more frequently if indicators of impairment exist. During the quarter ended June 30, 2010, the Company assessed whether any such indicators of impairment exist, and concluded there were no indicators of impairment.
(6) DERIVATIVES
Cash Flow Hedges
The Company enters into foreign exchange forward and option contracts to reduce its exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets consider, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflect the Company’s creditworthiness. As of June 30, 2010, the Company has not experienced, nor does it anticipate any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated Other Comprehensive Income for the three and six months ended June 30, 2010 and 2009 (amounts in thousands and net of tax):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Aggregate unrealized net gain (loss) at beginning of period	$7,430	$(18,141)	$4,468	$(21,180)
Net gain/(loss) from change in fair value of cash flow hedges	(2,366)	9,117	1,523	7,393
Net (gain)/loss reclassified to earnings from effective hedges	(1,633)	3,269	(2,560)	8,032

Aggregate unrealized net gain (loss) at end of period	$3,431	$(5,755)	$3,431	$(5,755)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company’s cash flow hedging instruments as of June 30, 2010 and December 31, 2009 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

	Local Currency	U.S. Dollar		% Maturing in	Contracts
	Notional	Notional		the Next 12	Maturing
As of June 30, 2010	Amount	Amount		Months	Through
Canadian Dollar	13,200	$11,273		72.7%	December 2011
Canadian Dollar Call Options	10,200	9,135		100.0%	December 2010
Philippine Peso	6,575,000	136,623	[1]	74.0%	December 2012
Argentine Peso	22,000	5,122	[2]	100.0%	December 2010
Mexican Peso	475,000	33,391		84.2%	December 2011
British Pound Sterling	6,436	10,017	[3]	72.0%	December 2011

		$205,561

	Local Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2009	Amount	Amount
Canadian Dollar	14,400	$11,782
Canadian Dollar Call Options	19,400	17,301
Philippine Peso	4,615,000	96,354	[1]
Argentine Peso	9,000	2,454
Mexican Peso	491,500	34,880
South African Rand	23,000	2,081
British Pound Sterling	3,876	6,565	[3]

		$171,417

[1]	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars, Australian dollars and, in 2009 only, British pound sterling, which are translated into equivalent U.S. dollars on June 30, 2010 and December 31, 2009.

[2]	Includes contracts to purchase Argentine pesos in exchange for Euros, which were translated into equivalent U.S. dollars on June 30, 2010.

[3]	Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on June 30, 2010 and December 31, 2009.
Hedge of Net Investment
In 2008, the Company entered into a foreign exchange forward contract to hedge its net investment in a foreign operation which was settled in May 2009. Changes in fair value of the Company’s net investment hedge were recorded in the cumulative translation adjustment in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets offsetting the change in the cumulative translation adjustment attributable to the hedged portion of the Company’s net investment in the foreign operation. Gains and losses from the settlements of the Company’s net investment hedge remain in Accumulated Other Comprehensive Income until partial or complete liquidation of the applicable net investment. A loss of $1.2 million from the settlements of net investment hedges is recorded in Accumulated Other Comprehensive Income as of June 30, 2010.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Fair Value Hedges
The Company enters into foreign exchange forward contracts to hedge against translation gains and losses on certain assets and liabilities of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges, as well as the offsetting gain or loss on the hedged asset or liability, are recognized in earnings in the same line item, Other, net. As of June 30, 2010, the total notional amount of the Company’s forward contracts used as fair value hedges was $55.3 million. These contracts are expected to mature within the next quarter.
Embedded Derivatives
In addition to hedging activities, the Company’s foreign subsidiary in Argentina is party to U.S. dollar denominated lease contracts which the Company has determined contain embedded derivatives. As such, the Company bifurcates the embedded derivative features of the lease contracts and values these features as foreign currency derivatives.
Derivative Valuation and Settlements
The Company’s derivatives as of June 30, 2010 and December 31, 2009 were as follows (amounts in thousands):

	June 30, 2010
	Designated as Hedging
	Instruments		Not Designated as Hedging Instruments
		Foreign	Foreign	Foreign
Derivative contracts:	Foreign Exchange	Exchange	Exchange	Exchange	Leases
			Option and
		Net	Forward		Embedded
Derivative classification:	Cash Flow	Investment	Contracts	Fair Value	Derivative
Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$6,161	$—	$—	$13	$—
Other long-term assets	773	—	—	—	—
Other current liabilities	(479)	—	—	(25)	(125)
Other long-term liabilities	(408)	—	—	—	(168)

Total fair value of derivatives, net	$6,047	$—	$—	$(12)	$(293)

	December 31, 2009
	Designated as Hedging
	Instruments		Not Designated as Hedging Instruments
		Foreign	Foreign	Foreign
Derivative contracts:	Foreign Exchange	Exchange	Exchange	Exchange	Leases
			Option and
		Net	Forward		Embedded
Derivative classification:	Cash Flow	Investment	Contracts	Fair Value	Derivative
Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$8,022	$—	$42	$29	$—
Other long-term assets	1,996	—	—	—	—
Other current liabilities	(1,884)	—	—	(137)	(139)
Other long-term liabilities	(30)	—	—	—	(230)

Total fair value of derivatives, net	$8,104	$—	$42	$(108)	$(369)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The effect of derivative instruments on the Consolidated Statements of Operations for the three months ended June 30, 2010 and 2009 were as follows (amounts in thousands):

	Three Months Ended June 30,
	2010		2009
	Designated as Hedging		Designated as Hedging
	Instruments		Instruments
Derivative contracts:	Foreign Exchange		Foreign Exchange
Derivative classification:	Cash Flow	Net Investment	Cash Flow	Net Investment
Amount of gain or (loss) recognized in other comprehensive income — effective portion, net of tax	$(2,366)	$—	$9,117	$—

Amount and location of net gain or (loss) reclassified from accumulated OCI to income — effective portion:
Revenue	$2,677	$—	$(5,360)	$—

Amount and location of net gain or (loss) reclassified from accumulated OCI to income — ineffective portion and amount excluded from effectiveness testing:
Revenue	$—	$—	$—	$—

	Three Months Ended June 30,
	2010			2009
	Not Designated as Hedging Instruments			Not Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange		Leases	Foreign Exchange		Leases
	Option and			Option and
	Forward		Embedded	Forward		Embedded
Derivative classification:	Contracts	Fair Value	Derivative	Contracts	Fair Value	Derivative
Amount and location of net gain or (loss) recognized in the Consolidated Statement of Operations:
Costs of services	$—	$—	$(31)	$—	$—	$616
Other, net	$(46)	$(1,117)	$—	$(98)	$(1,331)	$—
The effect of derivative instruments on the Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009 were as follows (amounts in thousands):

	Six Months Ended June 30,
	2010		2009
	Designated as Hedging Instruments		Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange		Foreign Exchange
Derivative classification:	Cash Flow	Net Investment	Cash Flow	Net Investment
Amount of gain or (loss) recognized in other comprehensive income — effective portion, net of tax	$1,523	$—	$7,393	$(1,727)

Amount and location of net gain or (loss) reclassified from accumulated OCI to income — effective portion:
Revenue	$4,197	$—	$(13,168)	$—

Amount and location of net gain or (loss) reclassified from accumulated OCI to income — ineffective portion and amount excluded from effectiveness testing:
Revenue	$—	$—	$—	$—

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30,
	2010			2009
	Not Designated as Hedging Instruments			Not Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange		Leases	Foreign Exchange		Leases
	Option and			Option and
	Forward		Embedded	Forward		Embedded
Derivative classification:	Contracts	Fair Value	Derivative	Contracts	Fair Value	Derivative
Amount and location of net gain or (loss) recognized in the Consolidated Statement of Operations:
Costs of services	$—	$—	$76	$—	$—	$878
Other, net	$(42)	$(46)	$—	$(133)	$(957)	$—
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
The following presents information as of June 30, 2010 and December 31, 2009 of the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.
Accounts Receivable and Payable - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.
Derivatives — Net derivative assets (liabilities) measured at fair value on a recurring basis included the following as of June 30, 2010 and December 31, 2009 (amounts in thousands):
As of June 30, 2010

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$6,047	$—	$6,047
Fair value hedges	—	(12)	—	(12)
Embedded derivatives	—	(293)	—	(293)
Option and forward contracts	—	—	—	—

Total net derivative asset (liability)	$—	$5,742	$—	$5,742

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

The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of June 30, 2010, credit risk did not materially change the fair value of the Company’s foreign currency forward and option contracts.
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
The following is a summary of the Company’s fair value measurements as of June 30, 2010 and December 31, 2009 (amounts in thousands):
As of June 30, 2010

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$—	$25,543	$—
Derivative instruments, net	—	5,742	—

Total assets	$—	$31,285	$—

Liabilities
Deferred compensation plan liability	$—	$(3,443)	$—

Total liabilities	$—	$(3,443)	$—

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
As of June 30, 2010, the Company had $44.9 million of deferred tax assets (after a $21.3 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $39.1 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.
The effective tax rate for the three and six months ended June 30, 2010 was 26.1% and 26.3%, respectively. The effective tax rate for the three and six months ended June 30, 2009 was 27.0% and 25.9%, respectively.
(9) RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES
Restructuring Charges
During the three and six months ended June 30, 2010 the Company undertook restructuring activities primarily associated with reductions in the Company’s capacity and workforce in both the North American and International BPO segments to better align the capacity and workforce with current business needs.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
A summary of the expenses recorded for the three and six months ended June 30, 2010 and 2009, respectively, is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
North American BPO
Reduction in force	$699	$2,668	$2,056	$3,568
Facility exit charges	—	360	—	472
Revision of prior estimates	—	—	(5)	(1,135)

Total	$699	$3,028	$2,051	$2,905

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
International BPO
Reduction in force	$613	$824	$730	$1,250
Facility exit charges	—	156	—	156
Revision of prior estimates	(8)	—	(8)	—

Total	$605	$980	$722	$1,406

During the three months ended March 31, 2009 and six months ended June 30, 2009, the Company determined that $0.7 million of previously recorded restructuring expense would be reimbursed from the primary client in the delivery centers being closed, and $0.4 million previously recorded would not be paid; these amounts were reversed against restructuring charge expenses as indicated as a revision of prior estimates in the table above.
A roll-forward of the activity in the Company’s restructuring accruals is as follows (amounts in thousands):

	Closure of	Reduction in
	Delivery Centers	Force	Total
Balance as of December 31, 2009	$375	$13	$388
Expense	—	2,786	2,786
Payments	—	(1,428)	(1,428)
Reversals	—	(13)	(13)

Balance as of June 30, 2010	$375	$1,358	$1,733

Of the remaining accrued costs, $1.4 million are expected to be paid during 2010, with the remainder to be paid thereafter.
Impairment Losses
The Company evaluated the recoverability of its leasehold improvement assets at certain delivery centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three and six months ended June 30, 2010, the Company recognized impairment losses related to leasehold improvement assets of $0.7 million in its North American BPO segment.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the three months ended June 30, 2009, the Company recognized impairment losses related to leasehold improvement assets of $1.8 million and $0.8 million, in its North American BPO and International BPO segments, respectively.
During the six months ended June 30, 2009 the Company recognized impairment losses of $1.8 million for leasehold improvement assets in its North American BPO segment. During the six months ended June 30, 2009, the Company recognized impairment losses of $2.8 million in its International BPO segment related to the abandonment of $2.0 million of certain leasehold improvement assets during the first quarter of 2009, and the $0.8 million impairment loss recognized in the second quarter of 2009 as discussed above.
(10) COMMITMENTS AND CONTINGENCIES
Letters of Credit
As of June 30, 2010, outstanding letters of credit and other performance guarantees totaled approximately $5.0 million, which primarily guarantee workers’ compensation and other insurance related obligations.
Guarantees
The Company’s Credit Facility is guaranteed by a majority of the Company’s domestic subsidiaries.
On March 31, 2010, the Company sold a corporate aircraft that was financed under a synthetic operating lease. Accordingly, the Company elected to exercise its purchase option rights under the lease for a specified amount. Simultaneous with the purchase, the Company sold the aircraft to an unrelated third-party. The proceeds from the aircraft sale were used to satisfy the lease obligations and other sales-related expenses, with the Company realizing a net gain of approximately $137,000, which was recorded in Other income in the Consolidated Statements of Operations in the six months ended June 30, 2010.
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
Securities Class Action
On January 25, 2008, a class action lawsuit was filed in the United States District Court for the Southern District of New York entitled Beasley v. TeleTech Holdings, Inc., et al. against TeleTech, certain current directors and officers and others alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act. The complaint alleges, among other things, false and misleading statements in the Registration Statement and Prospectus in connection with (i) a March 2007 secondary offering of common stock and (ii) various disclosures made and periodic reports filed by the Company between February 8, 2007 and November 8, 2007. On February 25, 2008, a second nearly identical class action complaint, entitled Brown v. TeleTech Holdings, Inc., et al., was filed in the same court. On May 19, 2008, the actions described above were consolidated under the caption In re: TeleTech Litigation and lead plaintiff and lead counsel were approved. On October 21, 2009, the Company and the other named defendants executed a stipulation of settlement with the lead plaintiffs to settle the consolidated class action lawsuit. On June 11, 2010, the United States District Court for the Southern District of New York issued final approval of the settlement. The Company paid $225,000 of the total settlement amount, which had been included in Other accrued expenses in the Consolidated Balance Sheet at December 31, 2009; the remaining settlement amount was covered by the Company’s insurance carriers.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Derivative Action
On July 28, 2008, a shareholder derivative action was filed in the Court of Chancery, State of Delaware, entitled Susan M. Gregory v. Kenneth D. Tuchman, et al., against certain of TeleTech’s former and current officers and directors alleging, among other things, that the individual defendants breached their fiduciary duties and were unjustly enriched in connection with: (i) equity grants made in excess of plan limits; and (ii) manipulating the grant dates of stock option grants from 1999 through 2008. TeleTech is named solely as a nominal defendant against whom no recovery is sought. On October 26, 2009, the Company and other defendants in the derivative action executed a stipulation of settlement with the lead plaintiffs to settle the derivative action. On January 5, 2010, the Court of Chancery, State of Delaware issued final approval of the settlement. The total amount paid under the approved settlement was covered by the Company’s insurance carriers.
(11) COMPREHENSIVE INCOME
The following table sets forth comprehensive income for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$14,324	$17,117	$28,366	$33,004
Foreign currency translation adjustment	(7,787)	14,799	(6,331)	7,286
Derivatives valuation, net of tax	(3,999)	12,386	(1,037)	15,425
Other	54	—	(199)	—

Total comprehensive income	2,592	44,302	20,799	55,715
Comprehensive income attributable to non-controlling interest	(877)	(1,353)	(1,510)	(2,118)

Comprehensive income attributable to TeleTech	$1,715	$42,949	$19,289	$53,597

The following table reconciles equity attributable to noncontrolling interest (amounts in thousands):

	Six Months Ended
	2010	2009
Noncontrolling interest, January 1	$5,478	$5,011
Net income attributable to noncontrolling interest	1,677	1,811
Dividends distributed to noncontrolling interest	(2,070)	(1,800)
Foreign currency translation adjustments	(167)	307

Noncontrolling interest, June 30	$4,918	$5,329

(12) NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted shares for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Shares used in basic earnings per share calculation	61,117	63,098	61,495	63,502
Effect of dilutive securities:
Stock options	801	641	914	347
Restricted stock units	399	436	498	318

Total effects of dilutive securities	1,200	1,077	1,412	665

Shares used in dilutive earnings per share calculation	62,317	64,175	62,907	64,167

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the three months ended June 30, 2010 and 2009, options to purchase 0.2 million and 0.8 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the six months ended June 30, 2010 and 2009, options to purchase 0.2 million and 2.4 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the three months ended June 30, 2010 and 2009, restricted stock units (“RSUs”) of 1.4 million and 0.9 million, respectively, and for the six months ended June 30, 2010 and 2009, RSUs of 1.1 million and 1.0 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
(13) EQUITY-BASED COMPENSATION PLANS
All equity-based payments to employees are recognized in the Consolidated Statements of Operations at the fair value of the award on the grant date. The fair values of all stock options granted by the Company are estimated on the date of grant using the Black-Scholes-Merton Model.
Stock Options
As of June 30, 2010, there was approximately $0.1 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to unvested option arrangements granted under the Company’s equity plans. The Company recognizes compensation expense straight-line over the vesting term of the option grant. The Company recognized compensation expense related to stock options of $0.1 million and $0.5 million for the three months ended June 30, 2010 and 2009, respectively. The Company recognized compensation expense related to stock options of $0.2 million and $1.5 million for the six months ended June 30, 2010 and 2009, respectively.
Restricted Stock Unit Grants
During the six months ended June 30, 2010 and 2009, the Company granted 1,067,816 and 873,575 RSUs, respectively, to new and existing employees, which vest in equal installments over four years. The Company recognized compensation expense related to RSUs of $3.4 million and $6.4 million for the three and six months ended June 30, 2010, respectively, and $2.0 million and $4.6 million for the three and six months ended June 30, 2009, respectively. As of June 30, 2010, there was approximately $41.0 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.
As of June 30, 2010 and 2009, the Company had performance-based RSUs outstanding that vest based on the Company achieving specified operating income performance targets. The Company determined that it was not probable these performance targets would be met; therefore no expense was recognized for the six months ended June 30, 2010 or 2009. The Company did not achieve the operating income performance targets in 2009, thus the performance RSUs associated with the 2009 targets were cancelled.

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
Executive Summary
TeleTech is one of the largest and most geographically diverse global providers of onshore, offshore and work from home BPO services focusing on revenue generation, customer and enterprise management, and technology enabled solutions. We have a 28-year history of designing, implementing and managing critical business processes for Global 1000 companies to help them improve their customers’ experience, enhance their strategic capabilities and increase their operating efficiencies. By delivering a high-quality customer experience through the effective integration of customer-facing, front-office processes with internal back-office processes, we enable our clients to better serve, grow and retain their customer base. We have developed deep vertical industry expertise and support more than 275 BPO programs serving approximately 85 global clients in the automotive, broadband, cable, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel, wireline and wireless communication industries.

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
Revenue in 2010 decreased over the prior year due primarily to the global economic slowdown resulting in a decline in our current call volumes and delayed client purchasing decisions. In addition, the continued migration of several of our clients to our offshore delivery centers, along with our proactive management of underperforming business and geographies out of our portfolio has impacted our revenue. Nevertheless, we believe that our revenue will grow over the long-term as global demand for our services is fueled by the following trends:
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
Our Second Quarter 2010 Financial Results
In 2010, our second quarter revenue decreased 9.8% to $271.9 million over the year-ago period, which included an increase of 3.6% or $10.9 million due to fluctuations in foreign currency rates. Our second quarter 2010 income from operations decreased 17.3% to $19.1 million, or 7.0% of revenue, from $23.0 million, or 7.6% of revenue, in the year-ago period. The revenue decrease was due to a decline in existing client volumes from the impact of the global recessionary economic environment, and our proactive management of underperforming business and geographies out of our portfolio. Income from operations decreased due to a decrease in the percentage of revenue generated from our offshore clients. Income from operations for the second quarter of 2010 and 2009 also included $2.0 million and $6.6 million of restructuring charges and asset impairments, respectively.
Our offshore delivery centers serve clients based both in North America and in other countries. Our offshore delivery capacity spans seven countries with approximately 24,500 workstations and currently represents 71% of our global delivery capabilities. Revenue in these offshore locations was $114.4 million and represented 42% of our total revenue for the second quarter of 2010.
Our strong financial position due to our cash flow from operations and low debt levels allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows. At June 30, 2010, we had $131.5 million of cash and cash equivalents, total debt of $5.4 million, and a total debt to total capitalization ratio of 1.2%.
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
We have historically experienced annual attrition of existing client programs of approximately 6% to 12% of our revenue. Attrition of existing client programs during the first six months of 2010 was 10%.
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

Our potential clients typically obtain bids from multiple vendors and evaluate many factors in selecting a service provider, including, among others, the scope of services offered, the service record of the vendor and price. We generally price our bids with a long—term view of profitability and, accordingly, we consider all of our fixed and variable costs in developing our bids. We believe that our competitors, at times, may bid business based upon a short—term view, as opposed to our longer—term view, resulting in a lower price bid. While we believe that our clients’ perceptions of the value we provide results in our being successful in certain competitive bid situations, there are often situations where a potential client may prefer a lower cost.
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
To some extent our profitability is influenced by the number of new client programs entered into within the period. For new programs we defer revenue related to initial training (“Training Revenue”) when training is billed as a separate component from production rates. Consequently, the corresponding training costs associated with this revenue, consisting primarily of labor and related expenses (“Training Costs”), are also deferred. In these circumstances, both the Training Revenue and Training Costs are amortized straight-line over the life of the contract. In situations where Training Revenue is not billed separately, but rather included in the production rates, there is no deferral as all revenue is recognized over the life of the contract and the associated training expenses are expensed as incurred. As of June 30, 2010, we had deferred start-up Training Revenue, net of Training Costs, of $4.9 million that will be recognized into our income from operations over the remaining life of the corresponding contracts ($3.2 million will be recognized within the next 12 months).
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
We continue to win new business with both new and existing clients. To respond more rapidly to changing market demands, to implement new programs and to expand existing programs, we may be required to commit to additional capacity prior to contracting any additional business, which may result in idle capacity. This is largely due to the significant time required to negotiate and execute large, complex BPO client contracts and the difficulty of predicting specifically when new programs will launch.

We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of June 30, 2010, the overall capacity utilization in our multi—client delivery centers was 67% and was lower than the prior year due to reduced existing client volumes in light of the continued weak economic environment. The table below presents workstation data for our multi—client delivery centers as of June 30, 2010 and 2009. Dedicated and managed delivery centers (3,283 and 7,950 workstations as of June 30, 2010 and 2009, respectively) are excluded from the workstation data below as unused workstations in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated delivery centers based on the normal changes in our business environment and client needs.

	June 30, 2010			June 30, 2009
	Total			Total
	Production			Production
	Workstations	In Use	% In Use	Workstations	In Use	% In Use
Multi-client centers
Sites open <1 year	408	242	59%	2,721	1,539	57%
Sites open >1 year	30,993	20,926	68%	26,400	18,697	71%

Total multi-client centers	31,401	21,168	67%	29,121	20,236	69%

We continue to see demand from all geographic regions to utilize our offshore delivery capabilities and expect this trend to continue with our clients. In light of this trend, we plan to continue to selectively retain capacity and expand into new offshore markets. As we grow our offshore delivery capabilities and our exposure to foreign currency fluctuations increase; we continue to actively manage this risk via a multi-currency hedging program designed to minimize operating margin volatility.
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
Performance—Based — Under performance—based arrangements, we are paid by our clients based on the achievement of certain levels of sales or other client—determined criteria specified in the client contract. We recognize performance—based revenue by measuring our actual results against the performance criteria specified in the contracts. Amounts collected from clients prior to the performance of services are recorded as deferred revenue, which is recorded in Other Current Liabilities or Other Long-Term Liabilities in the accompanying Consolidated Balance Sheets.
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
Impairment of Long—Lived Assets
We evaluate the carrying value of property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates.
Goodwill
We perform a goodwill impairment test on at least an annual basis, or whenever events or changes in circumstances indicate goodwill may be impaired. Impairment occurs when the carrying value of goodwill exceeds its estimated fair value. The impairment, if any, is measured based on the estimated fair value of the reporting unit. We aggregate segment components with similar economic characteristics in forming a reporting unit; aggregation can be based on types of customers, methods of distribution of services, shared operations, acquisition history, and management judgment and reporting.
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

Derivatives
We enter into foreign exchange forward and option contracts to reduce our exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue in non-functional currencies. Upon proper qualification, these contracts are accounted for as cash flow hedges. When appropriate we also enter into foreign exchange forward contracts to hedge our net investments in foreign operations.
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
In addition to hedging activities, we also have embedded derivatives in certain foreign lease contracts. We bifurcate and fair value the embedded derivative feature apart from the host contract with any changes in fair value of the embedded derivatives recognized in Cost of Services.
Contingencies
We record a liability for pending litigation and claims when losses are both probable and reasonably estimable. Each quarter, management reviews all litigation and claims on a case-by-case basis and assigns probability of loss and range of loss.
Explanation of Key Metrics and Other Items
Cost of Services
Cost of services principally includes costs incurred in connection with our BPO operations, including direct labor, telecommunications, printing, sales and use tax and certain fixed costs associated with delivery centers. In addition, cost of services includes income related to grants we may receive from local or state governments as an incentive to locate delivery centers in their jurisdictions which reduce the cost of services for those facilities.
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
The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net cash provided by operating activities	$23,203	$39,827	$74,635	$93,838
Purchases of property, plant and equipment	5,708	5,846	12,316	14,301

Free cash flow	$17,495	$33,981	$62,319	$79,537

We discuss factors affecting free cash flow between periods in the “Liquidity and Capital Resources” section below.

Results of Operations
Three months ended June 30, 2010 as compared to three months ended June 30, 2009
Operating Review
The following table is presented to facilitate an understanding of our Management’s Discussion and Analysis of Financial Condition and Results of Operations and presents our results of operations by segment for the three months ended June 30, 2010 and 2009 (amounts in thousands). We allocate to each segment its portion of corporate operating expenses. All inter—company transactions between the reported segments for the periods presented have been eliminated.

	Three Months Ended June 30,
		% of
		Segment		% of Segment
	2010	Revenue	2009	Revenue	$ Change	% Change
Revenue
North American BPO	$212,506		$229,992		$(17,486)	-7.6%
International BPO	59,421		71,520		(12,099)	-16.9%

	$271,927		$301,512		$(29,585)	-9.8%

Cost of services
North American BPO	$146,994	69.2%	$154,119	67.0%	$(7,125)	-4.6%
International BPO	51,200	86.2%	58,930	82.4%	(7,730)	-13.1%

	$198,194	72.9%	$213,049	70.7%	$(14,855)	-7.0%

Selling, general and administrative
North American BPO	$28,966	13.6%	$33,111	14.4%	$(4,145)	-12.5%
International BPO	10,775	18.1%	11,870	16.6%	(1,095)	-9.2%

	$39,741	14.6%	$44,981	14.9%	$(5,240)	-11.6%

Depreciation and amortization
North American BPO	$10,071	4.7%	$9,609	4.2%	$462	4.8%
International BPO	2,875	4.8%	4,199	5.9%	(1,324)	-31.5%

	$12,946	4.8%	$13,808	4.6%	$(862)	-6.2%

Restructuring charges, net
North American BPO	$699	0.3%	$3,028	1.3%	$(2,329)	-76.9%
International BPO	605	1.0%	980	1.4%	(375)	-38.3%

	$1,304	0.5%	$4,008	1.3%	$(2,704)	-67.5%

Impairment losses
North American BPO	$679	0.3%	$1,811	0.8%	$(1,132)	-62.5%
International BPO	—	0.0%	809	1.1%	(809)	-100.0%

	$679	0.2%	$2,620	0.9%	$(1,941)	-74.1%

Income (loss) from operations
North American BPO	$25,097	11.8%	$28,314	12.3%	$(3,217)	-11.4%
International BPO	(6,034)	-10.2%	(5,268)	-7.4%	(766)	-14.5%

	$19,063	7.0%	$23,046	7.6%	$(3,983)	-17.3%

Other income (expense), net	$332	0.1%	$399	0.1%	$(67)	-16.8%

Provision for income taxes	$(5,071)	-1.9%	$(6,328)	-2.1%	$1,257	19.9%

Revenue
Revenue for North American BPO for the three months ended June 30, 2010 as compared to the same period in 2009 was $212.5 million and $230.0 million, respectively. The decrease in revenue for the North American BPO was due to net increases in short-term government programs of $7.9 million, a $8.6 million increase due to realized gains on cash flow hedges and positive changes in foreign exchange translation rates, offset by net decreases in client programs of $32.3 million, and certain program completions of $1.7 million.
Revenue for International BPO for the three months ended June 30, 2010 as compared to the same period in 2009 was $59.4 million and $71.5 million, respectively. The decrease in revenue for the International BPO was due to net decreases in client programs of $14.3 million, offset by positive changes in foreign exchange translation rates of $2.3 million.
Our offshore delivery capacity represented 71% of our global delivery capabilities at June 30, 2010. Revenue in these offshore locations was $114.4 million and represented 42% of our total revenue in the second quarter of 2010. Revenue in these offshore locations was $139.0 million or 46% of total revenue in the second quarter of 2009. An important component of our growth strategy is continued expansion of services delivered from our offshore locations, which contributes to our higher margins, along with our technology and consulting related projects. Factors that may impact our ability to maintain our offshore operating margins include potential increases in competition for the available workforce, the trend of higher occupancy costs and foreign currency fluctuations.
Cost of Services
Cost of services for North American BPO for the three months ended June 30, 2010 as compared to the same period in 2009 was $147.0 million and $154.1 million, respectively. Cost of services as a percentage of revenue in the North American BPO increased compared with the prior year due to a decrease in the percentage of revenue generated from our offshore clients and lower capacity utilization. In absolute dollars the decrease was due to a $12.3 million decrease in employee related expenses due to lower volumes in existing client programs and the completion of certain client programs, a decrease in severance associated with ongoing operations of $1.7 million, offset by a $1.5 million increase for rent and related expenses and operating leases, a $3.3 million increase in telecommunications expenses primarily associated with a short-term government program, a $0.5 million increase in contract labor, and a $1.6 million net increase in other expenses.
Cost of services for International BPO for the three months ended June 30, 2010 as compared to the same period in 2009 was $51.2 million and $58.9 million, respectively. Cost of services as a percentage of revenue in the International BPO increased compared to the prior year due to lower capacity utilization, and the inability to rapidly reduce costs in certain markets due to local labor agreements and regulatory requirements. In absolute dollars the decrease was due to a $7.1 million decrease in employee related expenses due to lower volumes in existing client programs and the completion of certain client programs, a decrease in severance associated with ongoing operations of $0.9 million, and a $0.3 million net increase in other expenses.
Selling, General and Administrative
Selling, general and administrative expenses for North American BPO for the three months ended June 30, 2010 as compared to the same period in 2009 were $29.0 million and $33.1 million, respectively. The decrease in absolute dollars was due to a $2.1 million decrease in employee expenses, a $1.5 million decrease in incentive compensation expense, and a $1.7 million decrease in litigation settlements, offset by a $0.7 million increase in external professional fees, and a $0.6 million increase in insurance expense.
Selling, general and administrative expenses for International BPO for the three months ended June 30, 2010 as compared to the same period in 2009 were $10.8 million and $11.9 million, respectively. The expenses increased as a percentage of revenue. The decrease in absolute dollars was due to a $1.2 million decrease in employee expenses, a $0.6 million decrease in incentive compensation expense, and a $0.5 million decrease in telecommunications expenses, offset by a $0.5 million increase in external professional fees, and a $0.7 million net increase in other expenses.

Depreciation and Amortization
Depreciation and amortization expense on a consolidated basis for the three months ended June 30, 2010 and 2009 was $12.9 million and $13.8 million, respectively. For the North American BPO, the depreciation expense increase slightly in both absolute value and as a percentage of revenue as compared to the prior year. For the International BPO, the depreciation expense decreased both in absolute value and as a percentage of revenue as compared to the prior year. This decrease in value was due to restructuring activities and delivery center closures which have better aligned our capacity to our operational needs as well as asset impairments recorded during 2009.
Restructuring Charges
During both the three months ended June 30, 2010 and 2009, we undertook reductions at several locations within both our North American BPO and International BPO segments to better align our delivery centers and workforce with the current business needs. In the three months ended June 30, 2010, we recorded $1.3 million of severance related restructuring charges compared to $3.5 million of severance charges and $0.5 million of facility exit charges due to the closure of three delivery centers in the same period in 2009.
Impairment Losses
During the three months ended June 30, 2010, we recorded a $0.7 million impairment charge compared to $2.6 million of impairment charges in the same period in 2009. The decrease in impairment is the result of fewer delivery center closures during the three months ended June 30, 2010.
Other Income (Expense)
For the three months ended June 30, 2010, interest income decreased to $0.5 million from $0.7 million in the same period in 2009 primarily due to lower interest rates. Interest expense decreased by $0.6 million from the same period in 2009 due to a lower average outstanding balance on our line of credit.
Income Taxes
The effective tax rate for the three months ended June 30, 2010 was 26.1%. This compares to an effective tax rate of 27.0% in the same period of 2009. The effective tax rate for the three months ended June 30, 2010 continues to be influenced by earnings in an international jurisdiction currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions.

Results of Operations
Six months ended June 30, 2010 as compared to six months ended June 30, 2009
Operating Review
The following table is presented to facilitate an understanding of our Management’s Discussion and Analysis of Financial Condition and Results of Operations and presents our results of operations by segment for the six months ended June 30, 2010 and 2009 (amounts in thousands). We allocate to each segment its portion of corporate operating expenses. All inter—company transactions between the reported segments for the periods presented have been eliminated.

	Six Months Ended June 30,
		% of
		Segment		% of Segment
	2010	Revenue	2009	Revenue	$ Change	% Change
Revenue
North American BPO	$420,448		$458,878		$(38,430)	-8.4%
International BPO	123,005		146,664		(23,659)	-16.1%

	$543,453		$605,542		$(62,089)	-10.3%

Cost of services
North American BPO	$291,771	69.4%	$311,812	68.0%	$(20,041)	-6.4%
International BPO	101,041	82.1%	120,079	81.9%	(19,038)	-15.9%

	$392,812	72.3%	$431,891	71.3%	$(39,079)	-9.0%

Selling, general and administrative
North American BPO	$61,041	14.5%	$68,810	15.0%	$(7,769)	-11.3%
International BPO	22,108	18.0%	24,686	16.8%	(2,578)	-10.4%

	$83,149	15.3%	$93,496	15.4%	$(10,347)	-11.1%

Depreciation and amortization
North American BPO	$20,021	4.8%	$19,799	4.3%	$222	1.1%
International BPO	5,649	4.6%	8,071	5.5%	(2,422)	-30.0%

	$25,670	4.7%	$27,870	4.6%	$(2,200)	-7.9%

Restructuring charges, net
North American BPO	$2,051	0.5%	$2,905	0.6%	$(854)	-29.4%
International BPO	722	0.6%	1,406	1.0%	(684)	-48.6%

	$2,773	0.5%	$4,311	0.7%	$(1,538)	-35.7%

Impairment losses
North American BPO	$679	0.2%	$1,811	0.4%	$(1,132)	-62.5%
International BPO	—	0.0%	2,776	1.9%	(2,776)	-100.0%

	$679	0.1%	$4,587	0.8%	$(3,908)	-85.2%

Income (loss) from operations
North American BPO	$44,885	10.7%	$53,741	11.7%	$(8,856)	-16.5%
International BPO	(6,515)	-5.3%	(10,354)	-7.1%	3,839	37.1%

	$38,370	7.1%	$43,387	7.2%	$(5,017)	-11.6%

Other income (expense), net	$121	0.0%	$1,125	0.2%	$(1,004)	-89.2%

Provision for income taxes	$(10,125)	-1.9%	$(11,508)	-1.9%	$1,383	12.0%

Revenue
Revenue for North American BPO for the six months ended June 30, 2010 as compared to the same period in 2009 was $420.4 million and $458.9 million, respectively. The decrease in revenue for the North American BPO was due to net increases in short-term government programs of $19.5 million, and positive changes in foreign exchange translation rates of $19.5 million, offset by net decreases in client programs of $59.1 million, certain program completions of $16.3 million, and a $2.0 million reduction to revenue for disputed service delivery issues.
Revenue for International BPO for the six months ended June 30, 2010 as compared to the same period in 2009 was $123.0 million and $146.7 million, respectively. The decrease in revenue for the International BPO was due to net decreases in client programs of $12.7 million, and certain program completions of $22.7 million, offset by positive changes in foreign exchange translation rates of $11.7 million.
Our offshore delivery capacity represented 71% of our global delivery capabilities at June 30, 2010. Revenue in these offshore locations was $237.6 million and represented 44% of our total revenue for the first six months of 2010. Revenue in these offshore locations was $285.0 million or 47% of total revenue for the first six months of 2009. An important component of our growth strategy is continued expansion of services delivered from our offshore locations, which contributes to our higher margins, along with our technology and consulting related projects. Factors that may impact our ability to maintain our offshore operating margins include potential increases in competition for the available workforce, the trend of higher occupancy costs and foreign currency fluctuations.
Cost of Services
Cost of services for North American BPO for the six months ended June 30, 2010 as compared to the same period in 2009 was $291.8 million and $311.8 million, respectively. Cost of services as a percentage of revenue in the North American BPO increased compared with the prior year due to a decrease in the percentage of revenue generated from our offshore clients and lower capacity utilization. In absolute dollars the decrease was due to a $30.6 million decrease in employee related expenses due to lower volumes in existing client programs and the completion of certain client programs, offset by an increase in severance associated with ongoing operations of $0.1 million, a $3.0 million increase for rent and related expenses and operating leases, a $3.4 million increase in telecommunications expenses primarily associated with a short-term government program, a $1.4 million increase in contract labor, and a $2.7 million net increase in other expenses.
Cost of services for International BPO for the six months ended June 30, 2010 as compared to the same period in 2009 was $101.0 million and $120.1 million, respectively. Cost of services as a percentage of revenue in the International BPO increased slightly compared to the prior year due to lower capacity utilization, and the inability to rapidly reduce costs in certain markets due to local labor agreements and regulatory requirements. In absolute dollars the decrease was due to a $16.6 million decrease in employee related expenses due to lower volumes in existing client programs and the completion of certain client programs, a decrease in severance associated with ongoing operations of $0.7 million, and a $1.7 million net decrease in other expenses.
Selling, General and Administrative
Selling, general and administrative expenses for North American BPO for the six months ended June 30, 2010 as compared to the same period in 2009 were $61.0 million and $68.8 million, respectively. The decrease in absolute dollars was due to a $3.4 million decrease in employee expenses, a $2.9 million decrease in incentive compensation expense, a $1.6 million decrease in litigation settlements, and a $0.5 million decrease in external professional fees, offset by a $0.5 million increase in insurance expense, and a net increase in other expenses of $0.1 million.

Selling, general and administrative expenses for International BPO for the six months ended June 30, 2010 as compared to the same period in 2009 were $22.1 million and $24.7 million, respectively. The expenses increased as a percentage of revenue. The decrease in absolute dollars was due to a $2.1 million decrease in employee expenses, a $1.1 million decrease in incentive compensation expense, and a $0.8 million decrease in telecommunications expense, offset by a $0.3 million increase in litigation settlements, and a $1.1 million net increase in other expenses.
Depreciation and Amortization
Depreciation and amortization expense on a consolidated basis for the six months ended June 30, 2010 and 2009 was $25.7 million and $27.9 million, respectively. For the North American BPO, the depreciation expense increased slightly in both absolute value and as a percentage of revenue as compared to the prior year. For the International BPO, the depreciation expense decreased both in absolute value and as a percentage of revenue as compared to the prior year. This decrease in value was due to restructuring activities and delivery center closures which have better aligned our capacity to our operational needs as well as asset impairments recorded during 2009.
Restructuring Charges
During both 2010 and 2009, we undertook reductions in both our North American BPO and International BPO segments to better align our delivery centers and workforce with the current business needs. During the six months ended June 30, 2010, we recorded $2.8 million of severance related restructuring charges compared to a net restructuring charge of $4.3 million, including severance and the closure of four delivery centers in the same period in 2009.
Impairment Losses
During the six months ended June 30, 2010, we recorded a $0.7 million impairment charge compared to $4.6 million of impairment charges in the same period in 2009. The decrease in impairment is the result of fewer delivery center closures during the six months ended June 30, 2010.
Other Income (Expense)
For the six months ended June 30, 2010, interest income decreased to $1.1 million from $1.5 million in the same period in 2009 primarily due to lower interest rates. Interest expense decreased by $0.6 million during 2010 from 2009 due to a lower average outstanding balance on our line of credit.
Income Taxes
The effective tax rate for the six months ended June 30, 2010 was 26.3%. This compares to an effective tax rate of 25.9% in the same period of 2009. The effective tax rate for the six months ended June 30, 2010 continues to be influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Amended and Restated Credit Agreement, dated September 28, 2006 (the “Credit Facility”). During the six months ended June 30, 2010, we generated positive operating cash flows of $74.6 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.
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
We primarily utilize our Credit Facility to fund working capital, stock repurchases, and other strategic and general operating purposes. We had no outstanding borrowings under our Credit Facility as of June 30, 2010 and December 31, 2009; however our average six-month utilization was $70.0 million and $77.0 million for the six months ended June 30, 2010 and June 30, 2009, respectively. After consideration for issued letters of credit under the Credit Facility, totaling $4.8 million, our remaining borrowing capacity was $220.2 million as of June 30, 2010.
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
The following discussion highlights our cash flow activities during the six months ended June 30, 2010 and 2009.
Cash and Cash Equivalents
We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $131.5 million and $109.4 million as of June 30, 2010 and December 31, 2009, respectively.
Cash Flows from Operating Activities
We reinvest our cash flows from operating activities in our business or in the purchases of our outstanding common stock. For the six months ended June 30, 2010 and 2009, net cash flows provided by operating activities was $74.6 million and $93.8 million, respectively. The decrease was primarily due to a $13.0 million decrease in customer advances for future services along with a decrease of $2.1 million in the collections of accounts receivable.
Cash Flows from Investing Activities
We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the six months ended June 30, 2010 and 2009, we reported net cash flows used in investing activities of $12.3 million and $16.0 million, respectively. The decrease was due primarily to reduced capital expenditures during the first six months of 2010 due to a limited need for additional capacity.
Cash Flows from Financing Activities
For the six months ended June 30, 2010 and 2009, we reported net cash flows used in financing activities of $40.3 million and $83.1 million, respectively. The decrease in net cash flows used from 2009 to 2010 was primarily due to a decrease in payments against our line of credit of $32.8 million and a $23.0 million increase in the proceeds received from our line of credit offset by an increase of $11.2 million in purchases of our outstanding common stock. While we had no outstanding balances under the line of credit as of June 30, 2010, we intend to utilize our credit facility from time-to-time for the remainder of 2010 to support our business activities.
Free Cash Flow
Free cash flow (see “Presentation of Non—GAAP Measurements” for definition of free cash flow) decreased for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 as a result of a decrease in cash flows provided by operating activities for the six months ended June 30, 2010. Free cash flow was $62.3 million and $79.5 million for the six months ended June 30, 2010 and 2009, respectively.

Obligations and Future Capital Requirements
Future maturities of our outstanding debt and contractual obligations as of June 30, 2010 are summarized as follows (amounts in thousands):

	Less than	1 to 3	3 to 5	Over 5
	1 Year	Years	Years	Years	Total
Credit Facility	$—	$—	$—	$—	$—
Capital lease obligations	1,645	1,192	—	—	2,837
Equipment financing arrangements	1,651	1,116	128	—	2,895
Purchase obligations	19,918	17,077	10,692	1,695	49,382
Operating lease commitments	26,066	31,216	10,587	6,335	74,204

Total	$49,280	$50,601	$21,407	$8,030	$129,318

•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.

•	Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Consolidated Balance Sheets until such goods and/or services are received.

•	The contractual obligation table excludes our liabilities of $2.0 million related to uncertain tax positions because we cannot reliably estimate the timing of cash payments.
Future Capital Requirements
We expect total capital expenditures in 2010 to be approximately $25 — $30 million. Of the expected capital expenditures in 2010, approximately 60% relates to the opening and/or growth of our delivery platform and approximately 40% relates to the maintenance capital required for existing assets and internal technology projects. The anticipated level of 2010 capital expenditures is primarily dependent upon new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technology infrastructure.
We may consider restructurings, dispositions, mergers, acquisitions and other similar transactions. Such transactions could include the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption, or refinancing of indebtedness and could be material to the consolidated financial condition and consolidated results of our operations. In addition, as of June 30, 2010, we were authorized to purchase an additional $13.3 million of common stock under our stock repurchase program. As of August 4, 2010, based on an approval of an additional $25.0 million allowance by the Board of Directors, the remaining amount authorized for repurchase was approximately $38.3 million (see Part II Item 2 of this Form 10-Q). The stock repurchase program does not have an expiration date.
The launch of large client contracts may result in short-term negative working capital because of the time period between incurring the costs for training and launching the program and the beginning of the accounts receivable collection process. As a result, periodically we may generate negative cash flows from operating activities.
Debt Instruments and Related Covenants
We discuss debt instruments and related covenants in Note 14 of the Notes to the Consolidated Financial Statements in our 2009 Annual Report on Form 10—K. As of June 30, 2010, we were in compliance with all covenants under the Credit Facility and had approximately $220.2 million in available borrowing capacity. We had no outstanding borrowings and $4.8 million of letters of credit outstanding under our Credit Facility as of June 30, 2010. Based upon average outstanding borrowings during the three and six months ended June 30, 2010, interest accrued at a rate of approximately 1.1% and 1.2% per annum, respectively.

Client Concentration
Our five largest clients accounted for 43.2% and 35.8% of our consolidated revenue for the three months ended June 30, 2010 and 2009, respectively. Our five largest clients accounted for 41.0% and 35.7% of our consolidated revenue for the six months ended June 30, 2010 and 2009, respectively. The increased concentration year over year is primarily due to the IBM-Census contract, which we expect to end in the third quarter of 2010. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this client concentration is mitigated, in part, by the long—term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.
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
Interest Rate Risk
The interest rate on our Credit Facility is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of June 30, 2010, we had no outstanding borrowings under the Credit Facility. Based upon average outstanding borrowings during the three and six months ended June 30, 2010, interest accrued at a rate of approximately 1.1% and 1.2% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points during this period, there would not have been a material impact to our consolidated financial position or results of operations.
Foreign Currency Risk
Our subsidiaries in Argentina, Canada, Costa Rica, Malaysia, Mexico, the Philippines, the United Kingdom, and South Africa use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the six months ended June 30, 2010 and 2009, revenue associated with this foreign exchange risk was 35% and 37% of our consolidated revenue, respectively.

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
Our cash flow hedging instruments as of June 30, 2010 and December 31, 2009 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

	Local Currency	U.S. Dollar		% Maturing in	Contracts
	Notional	Notional		the Next 12	Maturing
As of June 30, 2010	Amount	Amount		Months	Through
Canadian Dollar	13,200	$11,273		72.7%	December 2011
Canadian Dollar Call Options	10,200	9,135		100.0%	December 2010
Philippine Peso	6,575,000	136,623	[1]	74.0%	December 2012
Argentine Peso	22,000	5,122	[2]	100.0%	December 2010
Mexican Peso	475,000	33,391		84.2%	December 2011
British Pound Sterling	6,436	10,017	[3]	72.0%	December 2011

		$205,561

	Local Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2009	Amount	Amount
Canadian Dollar	14,400	$11,782
Canadian Dollar Call Options	19,400	17,301
Philippine Peso	4,615,000	96,354	[1]
Argentine Peso	9,000	2,454
Mexican Peso	491,500	34,880
South African Rand	23,000	2,081
British Pound Sterling	3,876	6,565	[3]

		$171,417

[1]	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars, Australian dollars and, in 2009 only, British pound sterling, which are translated into equivalent U.S. dollars on June 30, 2010 and December 31, 2009.

[2]	Includes contracts to purchase Argentine pesos in exchange for Euros, which were translated into equivalent U.S. dollars on June 30, 2010.

[3]	Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on June 30, 2010 and December 31, 2009.
The fair value of our cash flow hedges at June 30, 2010 was (assets/(liabilities)) (amounts in thousands):

		Maturing in the
	June 30, 2010	Next 12 Months
Canadian Dollar	$1,078	$592
Canadian Dollar Call Options	608	608
Philippine Peso	1,965	2,230
Argentine Peso	352	352
Mexican Peso	2,439	2,172
British Pound Sterling	(395)	(272)

	$6,047	$5,682

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The year over year change in fair value largely reflects the recent global economic conditions which resulted in high foreign exchange volatility and an overall weakening in the U.S. dollar.
We recorded a net gain of $4.2 million and a net loss of $13.2 million for settled cash flow hedge contracts and the related premiums for the six months ended June 30, 2010 and 2009, respectively. These gains/(losses) are reflected in Revenue in the accompanying Consolidated Statements of Operations. If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding gains or losses in our underlying exposures.
Other than the transactions hedged as discussed above and in Note 6 to the accompanying Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currencies. However, transactions are denominated in other currencies from time-to-time. For the six months ended June 30, 2010 and 2009, approximately 23% and 24%, respectively of revenue was derived from contracts denominated in currencies other than the U.S. dollar. Our results from operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.
Fair Value of Debt and Equity Securities
We did not have any investments in debt or equity securities as of June 30, 2010.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of the Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide such reasonable assurance.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended June 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Securities Class Action
On January 25, 2008, a class action lawsuit was filed in the United States District Court for the Southern District of New York entitled Beasley v. TeleTech Holdings, Inc., et al. against TeleTech, certain current directors and officers and others alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act. The complaint alleges, among other things, false and misleading statements in the Registration Statement and Prospectus in connection with (i) a March 2007 secondary offering of common stock and (ii) various disclosures made and periodic reports filed by the Company between February 8, 2007 and November 8, 2007. On February 25, 2008, a second nearly identical class action complaint, entitled Brown v. TeleTech Holdings, Inc., et al., was filed in the same court. On May 19, 2008, the actions described above were consolidated under the caption In re: TeleTech Litigation and lead plaintiff and lead counsel were approved. On October 21, 2009, the Company and the other named defendants executed a stipulation of settlement with the lead plaintiffs to settle the consolidated class action lawsuit. On June 11, 2010, the United States District Court for the Southern District of New York issued final approval of the settlement. The Company paid $225,000 of the total settlement amount, which had been included in Other accrued expenses in the Consolidated Balance Sheet at December 31, 2009; the remaining settlement amount was covered by the Company’s insurance carriers.
Derivative Action
On July 28, 2008, a shareholder derivative action was filed in the Court of Chancery, State of Delaware, entitled Susan M. Gregory v. Kenneth D. Tuchman, et al., against certain of TeleTech’s former and current officers and directors alleging, among other things, that the individual defendants breached their fiduciary duties and were unjustly enriched in connection with: (i) equity grants made in excess of plan limits; and (ii) manipulating the grant dates of stock option grants from 1999 through 2008. TeleTech is named solely as a nominal defendant against whom no recovery is sought. On October 26, 2009, the Company and other defendants in the derivative action executed a stipulation of settlement with the lead plaintiffs to settle the derivative action. On January 5, 2010, the Court of Chancery, State of Delaware issued final approval of the settlement. The total amount paid under the approved settlement was covered by the Company’s insurance carriers.
ITEM 1A. RISK FACTORS
The adoption and implementation of new statutory and regulatory requirements for derivative transactions could have an adverse impact on our ability to hedge risks associated with our business.
We enter into forward and option contracts to hedge against the effect of exchange rate fluctuations. The United States Congress has passed, and the President has signed into law, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”). The Financial Reform Act provides for new statutory and regulatory requirements for derivative transactions, including foreign currency hedging transactions. The Financial Reform Act requires the Commodities Futures and Trading Commission to promulgate rules relating to the Financial Reform Act. Until the rules relating to the Financial Reform Act are established, we do not know how these regulations will affect us. The rules adopted by the Commodities Futures and Trading Commission may in the future impact our flexibility to execute strategic hedges to reduce foreign exchange rate uncertainty and thus protect cash flows. In addition, the banks and other derivatives dealers who are our contractual counterparties will be required to comply with the Financial Reform Act’s new requirements. It is possible that the costs of such compliance will be passed on to customers such as ourselves.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Following is the detail of the issuer purchases made during the quarter ended June 30, 2010:

			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that May
	Total		Part of Publicly	Yet Be Purchased
	Number of	Average Price	Announced	Under the Plans or
	Shares	Paid per Share	Plans or	Programs (in
Period	Purchased	(or Unit)	Programs	thousands)[1]
April 1, 2010 - April 30, 2010	—	$—	—	$31,082
May 1, 2010 - May 31, 2010	—	$—	—	$31,082
June 1, 2010 - June 30, 2010	1,366,100	$12.98	1,366,100	$13,346

Total	1,366,100		1,366,100

[1]	In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program to repurchase up to $5.0 million of our common stock with the objective of increasing stockholder returns. The Board has since periodically authorized additional increases in the program. The most recent Board authorization to purchase additional common stock occurred in August 2010, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through June 30, 2010, the Board has authorized the repurchase of shares up to a total value of $337.3 million, of which we have purchased 26.2 million shares on the open market for $324.0 million. As of June 30, 2010 the remaining amount authorized for repurchases under the program was approximately $13.3 million. As of August 4, 2010, based on the approval of an additional $25.0 million allowance, the remaining amount authorized for repurchase was approximately $38.3 million. The stock repurchase program does not have an expiration date.
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

TELETECH HOLDINGS, INC. (Registrant)
Date: August 4, 2010	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: August 4, 2010	By:	/s/John R. Troka, Jr.
John R. Troka, Jr.
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)