Form 10-Q
period 2010-09-30
TELETECH HOLDINGS INC
filed 2010-11-03
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐ No ☑
As of October 28, 2010 there were 59,115,634 shares of the registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2010 FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except share amounts)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$159,151	$109,424
Accounts receivable, net	191,822	216,614
Prepaids and other current assets	35,805	39,144
Deferred tax assets, net	7,533	5,911
Income tax receivable	23,097	31,282

Total current assets	417,408	402,375

Long-term assets
Property, plant and equipment, net	108,206	126,995
Goodwill	45,364	45,250
Contract acquisition costs, net	3,243	8,049
Deferred tax assets, net	33,295	36,527
Other long-term assets	18,746	20,971

Total long-term assets	208,854	237,792

Total assets	$626,262	$640,167

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$16,154	$17,625
Accrued employee compensation and benefits	71,804	67,106
Other accrued expenses	21,813	18,481
Income taxes payable	6,022	20,327
Deferred tax liabilities, net	4,044	3,145
Deferred revenue	5,139	13,164
Other current liabilities	4,598	6,118

Total current liabilities	129,574	145,966

Long-term liabilities
Line of credit	—	—
Negative investment in deconsolidated subsidiary	76	4,865
Deferred tax liabilities, net	2,669	—
Deferred rent	11,243	13,989
Other long-term liabilities	12,598	19,446

Total long-term liabilities	26,586	38,300

Total liabilities	156,160	184,266

Commitments and contingencies (Note 10)

Equity
Preferred stock — $0.01 par value: 10,000,000 shares authorized; zero shares outstanding as of September 30, 2010 and December 31, 2009	—	—
Common stock — $0.01 par value; 150,000,000 shares authorized; 59,385,750 and 62,218,238 shares outstanding as of September 30, 2010 and December 31, 2009, respectively	594	622
Additional paid-in capital	347,633	344,251
Treasury stock at cost: 22,668,695 and 19,836,208 shares as of September 30, 2010 and December 31, 2009, respectively	(294,462)	(251,691)
Accumulated other comprehensive income	18,920	10,513
Retained earnings	392,087	346,728

Total equity attributable to TeleTech shareholders	464,772	450,423
Non-controlling interest	5,330	5,478

Total equity	470,102	455,901

Total liabilities and equity	$626,262	$640,167

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$271,005	$281,524	$814,458	$887,066

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	193,996	194,609	586,808	626,500
Selling, general and administrative	40,572	42,565	123,721	136,061
Depreciation and amortization	12,452	15,664	38,122	43,534
Restructuring charges, net	3,579	703	6,352	5,014
Impairment losses	327	—	1,006	4,587

Total operating expenses	250,926	253,541	756,009	815,696

Income from operations	20,079	27,983	58,449	71,370

Other income (expense)
Interest income	571	579	1,631	2,091
Interest expense	(696)	(466)	(2,212)	(2,629)
Other, net	7,420	332	7,997	2,108

Total other income (expense)	7,295	445	7,416	1,570

Income before income taxes	27,374	28,428	65,865	72,940

Provision for income taxes	(7,586)	(6,971)	(17,711)	(18,479)

Net income	19,788	21,457	48,154	54,461

Net income attributable to non-controlling interest	(1,118)	(935)	(2,795)	(2,746)

Net income attributable to TeleTech shareholders	$18,670	$20,522	$45,359	$51,715

Weighted average shares outstanding
Basic	59,808	62,159	60,926	63,051
Diluted	61,028	63,832	62,258	64,122

Net income per share attributable to TeleTech shareholders
Basic	$0.31	$0.33	$0.74	$0.82
Diluted	$0.31	$0.32	$0.73	$0.81
The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Equity
(Amounts in thousands)
(Unaudited)

	Equity of the Company
							Accumulated
	Preferred Stock		Common Stock			Additional	Other		Non-
					Treasury	Paid-in	Comprehensive	Retained	controlling	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	interest	Equity

Balance as of December 31, 2009	—	$—	62,218	$622	$(251,691)	$344,251	$10,513	$346,728	$5,478	$455,901
Net income	—	—	—	—	—	—	—	45,359	2,795	48,154
Dividends distributed to non-controlling interest	—	—	—	—	—	—	—	—	(3,015)	(3,015)
Foreign currency translation adjustments	—	—	—	—	—	—	6,301	—	72	6,373
Derivatives valuation, net of tax	—	—	—	—	—	—	2,257	—	—	2,257
Vesting of restricted stock units	—	—	329	4	4,202	(6,540)	—	—	—	(2,334)
Exercise of stock options	—	—	103	1	1,313	(197)	—	—	—	1,117
Excess tax benefit from equity-based awards	—	—	—	—	—	143	—	—	—	143
Equity-based compensation expense	—	—	—	—	—	9,976	—	—	—	9,976
Purchases of common stock	—	—	(3,264)	(33)	(48,286)	—	—	—	—	(48,319)
Other	—	—	—	—	—	—	(151)	—	—	(151)

Balance as of September 30, 2010	—	$—	59,386	$594	$(294,462)	$347,633	$18,920	$392,087	$5,330	$470,102

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amount in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$48,154	$54,461
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,122	43,534
Amortization of contract acquisition costs	4,806	2,457
Provision for doubtful accounts	642	1,298
Gain on foreign currency derivatives	(994)	(189)
Loss (gain) on disposal of assets	(482)	1,558
Impairment losses	1,006	4,587
Deferred income taxes	2,757	5,569
Excess tax benefit from equity-based awards	—	(3,066)
Equity-based compensation expense	9,976	8,960
Gain on Newgen legal settlement, net of tax	(3,542)	—
Other	—	514

Changes in assets and liabilities:
Accounts receivable	24,461	39,781
Prepaids and other assets	19,329	(609)
Accounts payable and accrued expenses	(11,129)	(4,540)
Deferred revenue and other liabilities	(13,150)	(1,637)

Net cash provided by operating activities	119,956	152,678

Cash flows from investing activities
Purchases of property, plant and equipment	(17,391)	(19,092)
Settlement of foreign currency contracts	—	(1,727)
Payment for contract acquisition costs	—	(3,900)
Investment in deconsolidated subsidiary	(3,600)	—

Net cash used in investing activities	(20,991)	(24,719)

Cash flows from financing activities
Proceeds from line of credit	745,700	716,060
Payments on line of credit	(745,700)	(796,860)
Payments on capital lease obligations and equipment financing	(3,167)	(1,229)
Dividends distributed to non-controlling interest	(3,015)	(2,790)
Proceeds from exercise of stock options	1,117	4,226
Excess tax benefit from equity-based awards	143	—
Purchases of common stock	(48,319)	(26,868)

Net cash used in financing activities	(53,241)	(107,461)

Effect of exchange rate changes on cash and cash equivalents	4,003	6,449

Increase in cash and cash equivalents	49,727	26,947
Cash and cash equivalents, beginning of period	109,424	87,942

Cash and cash equivalents, end of period	$159,151	$114,889

Supplemental disclosures
Cash paid for interest	$1,514	$2,269

Cash paid for income taxes	$11,916	$18,765

Non-cash investing and financing activities
Acquisition of equipment through installment purchase agreements	$186	$3,294

Recognition of asset retirement obligations	$—	$63

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
The accompanying unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of September 30, 2010, and the consolidated results of operations of the Company for the three and nine months ended September 30, 2010 and 2009, and the cash flows of the Company for the nine months ended September 30, 2010 and 2009. Operating results for the nine months ended September 30, 2010 include a $2.0 million reduction to revenue for disputed service delivery issues which occurred in 2009. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
(2) DECONSOLIDATION OF A SUBSIDIARY
On December 22, 2008, Newgen Results Corporation (“Newgen”), a wholly-owned subsidiary of the Company, filed a voluntary petition for liquidation under Chapter 7 in the United States Bankruptcy Court for the District of Delaware. According to the authoritative literature, a consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Under these rules, legal reorganization or bankruptcy represents conditions that can preclude consolidation as control rests with the Bankruptcy Court, rather than the majority owner. Accordingly, the Company deconsolidated Newgen Results Corporation as of December 22, 2008. As a result, the Company has reflected its negative investment of $4.9 million on the Consolidated Balance Sheets as of December 31, 2009.
On September 9, 2010, Newgen settled a legal claim for $3.6 million that was paid by the Company on behalf of Newgen. As a result of the legal settlement, the Company recognized $5.9 million in Other Income and $2.3 million in Provision for Income Taxes for the three and nine months ended September 30, 2010. As of September 30, 2010, the Company’s negative investment in Newgen was $0.1 million as presented on the Consolidated Balance Sheet.
The following condensed financial statements of Newgen have been prepared to show the remaining liabilities subject to compromise by the Bankruptcy Court to be reported separately from the liabilities not subject to compromise (pre and post rent settlement). All liabilities included in the condensed financial statements below are subject to compromise as of September 30, 2010, December 31, 2009 and December 22, 2008 and represent the current estimate of the amount of known or potential pre-petition claims that are subject to final settlement. Such claims remain subject to future adjustments.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30,	December 31,	December 22,
	2010	2009	2008
Total current assets	$127	$1,700	$1,700
Total long-term assets	—	2,379	3,110

Total assets	$127	$4,079	$4,810

Total current liabilities	$203	$7,886	$3,931
Total long-term liabilities	—	—	5,744

Total liabilities	203	7,886	9,675
Total stockholders’ equity (deficit)	(76)	(3,807)	(4,865)

Total liabilities and stockholders’ deficit	$127	$4,079	$4,810

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
The following tables present certain financial data by segment (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue
North American BPO	$204,978	$215,949	$625,426	$674,827
International BPO	66,027	65,575	189,032	212,239

Total	$271,005	$281,524	$814,458	$887,066

Income (loss) from operations
North American BPO	$22,099	$30,882	$66,984	$84,623
International BPO	(2,020)	(2,899)	(8,535)	(13,253)

Total	$20,079	$27,983	$58,449	$71,370

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table presents revenue based upon the geographic location where the services are provided (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue
United States	$102,476	$98,504	$314,843	$310,055
Philippines	73,096	78,634	210,470	235,726
Latin America	51,666	47,513	148,848	152,378
Europe	24,779	25,380	75,673	86,127
Canada	11,708	18,783	40,105	66,610
Asia Pacific / Africa	7,280	12,710	24,519	36,170

Total	$271,005	$281,524	$814,458	$887,066

(4) SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS
The Company had no clients that contributed in excess of 10% of total revenue for the three and nine months ended September 30, 2010. The Company had one client, T-Mobile, that contributed in excess of 10% of total revenue for the three months ended September 30, 2009, specifically, 10.3% and 9.6% of total revenue for the three and nine months ended September 30, 2009.
The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs periodic credit evaluations of its clients and maintains allowances for uncollectible accounts. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk existed as of September 30, 2010.
(5) GOODWILL
Goodwill consisted of the following (amounts in thousands):

				Effect of
	December 31,			Foreign	September 30,
	2009	Acquisitions	Impairments	Currency	2010
North American BPO	$35,885	$—	$—	$—	$35,885
International BPO	9,365	—	—	114	9,479

Total	$45,250	$—	$—	$114	$45,364

The Company performs a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test in the fourth quarter of each year, or more frequently if indicators of impairment exist. During the quarter ended September 30, 2010, the Company assessed whether any such indicators of impairment exist, and concluded that there were none.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(6) DERIVATIVES
Cash Flow Hedges
The Company enters into foreign exchange forward and option contracts to reduce its exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets consider, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of September 30, 2010, the Company has not experienced, nor does it anticipate any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated Other Comprehensive Income for the three and nine months ended September 30, 2010 and 2009 (amounts in thousands and net of tax):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Aggregate unrealized net gain (loss) at beginning of period	$3,431	$(5,754)	$4,468	$(21,180)
Net gain/(loss) from change in fair value of cash flow hedges	4,814	4,074	6,337	11,467
Net (gain)/loss reclassified to earnings from effective hedges	(1,520)	2,132	(4,080)	10,165

Aggregate unrealized net gain at end of period	$6,725	$452	$6,725	$452

The Company’s cash flow hedging instruments as of September 30, 2010 and December 31, 2009 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

	Local Currency	U.S. Dollar		%Maturing in	Contracts
	Notional	Notional		the Next 12	Maturing
As of September 30, 2010	Amount	Amount		Months	Through
Canadian Dollar	11,700	$9,883		84.6%	December 2011
Canadian Dollar Call Options	5,100	4,571		100.0%	December 2010
Philippine Peso	5,488,000	115,661	[1]	77.3%	December 2012
Argentine Peso	10,000	2,394	[2]	100.0%	December 2010
Mexican Peso	406,000	28,887		95.6%	December 2011
British Pound Sterling	5,015	7,911	[3]	82.1%	December 2011

		$169,307

	Local Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2009	Amount	Amount
Canadian Dollar	14,400	$11,782
Canadian Dollar Call Options	19,400	17,301
Philippine Peso	4,615,000	96,354	[1]
Argentine Peso	9,000	2,454
Mexican Peso	491,500	34,880
South African Rand	23,000	2,081
British Pound Sterling	3,876	6,565	[3]

		$171,417

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

[1]	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars, Australian dollars and, in 2009 only, British pound sterling, which are translated into equivalent U.S. dollars on September 30, 2010 and December 31, 2009.

[2]	Includes contracts to purchase Argentine pesos in exchange for Euros, which were translated into equivalent U.S. dollars on September 30, 2010.

[3]	Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on September 30, 2010 and December 31, 2009.
Hedge of Net Investment
In 2008, the Company entered into a foreign exchange forward contract to hedge its net investment in a foreign operation which was settled in May 2009. Changes in fair value of the Company’s net investment hedge were recorded in the cumulative translation adjustment in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets offsetting the change in the cumulative translation adjustment attributable to the hedged portion of the Company’s net investment in the foreign operation. Gains and losses from the settlements of the Company’s net investment hedge remain in Accumulated Other Comprehensive Income until partial or complete liquidation of the applicable net investment. A loss of $1.2 million from the settlements of net investment hedges was recorded in Accumulated Other Comprehensive Income as of September 30, 2010.
Fair Value Hedges
The Company enters into foreign exchange forward contracts to hedge against translation gains and losses on certain assets and liabilities of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges, as well as the offsetting gain or loss on the hedged asset or liability, are recognized in earnings in the same line item, Other, net. As of September 30, 2010, the total notional amount of the Company’s forward contracts used as fair value hedges was $56.5 million. These contracts are expected to mature within the next quarter.
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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Derivative Valuation and Settlements
The Company’s derivatives as of September 30, 2010 and December 31, 2009 were as follows (amounts in thousands):

	September 30, 2010
	Designated as Hedging
	Instruments		Not Designated as Hedging Instruments
	Foreign	Foreign	Foreign	Foreign
Derivative contracts:	Exchange	Exchange	Exchange	Exchange	Leases
			Option and
		Net	Forward		Embedded
Derivative classification:	Cash Flow	Investment	Contracts	Fair Value	Derivative
Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$10,612	$—	$—	$1,427	$—
Other long-term assets	1,731	—	—	—	—
Other current liabilities	(956)	—	—	—	(97)
Other long-term liabilities	(25)	—	—	—	(100)

Total fair value of derivatives, net	$11,362	$—	$—	$1,427	$(197)

	December 31, 2009
	Designated as Hedging
	Instruments		Not Designated as Hedging Instruments
	Foreign	Foreign	Foreign	Foreign
Derivative contracts:	Exchange	Exchange	Exchange	Exchange	Leases
			Option and
		Net	Forward		Embedded
Derivative classification:	Cash Flow	Investment	Contracts	Fair Value	Derivative
Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$8,022	$—	$42	$29	$—
Other long-term assets	1,996	—	—	—	—
Other current liabilities	(1,884)	—	—	(137)	(139)
Other long-term liabilities	(30)	—	—	—	(230)

Total fair value of derivatives, net	$8,104	$—	$42	$(108)	$(369)

The effect of derivative instruments on the Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009 were as follows (amounts in thousands):

	Three Months Ended September 30,
	2010		2009
	Designated as Hedging		Designated as Hedging
	Instruments		Instruments
Derivative contracts:	Foreign Exchange		Foreign Exchange
Derivative classification:	Cash Flow	Net Investment	Cash Flow	Net Investment
Amount of gain or (loss) recognized in other comprehensive income — effective portion, net of tax	$4,814	$—	$4,074	$—

Amount and location of net gain or (loss) reclassified from accumulated OCI to income — effective portion:
Revenue	$2,491	$—	$(3,496)	$—

Amount and location of net gain or (loss) reclassified from accumulated OCI to income — ineffective portion and amount excluded from effectiveness testing:
Revenue	$—	$—	$—	$—

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,
	2010			2009
	Not Designated as Hedging Instruments			Not Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange		Leases	Foreign Exchange		Leases
	Option and			Option and
	Forward		Embedded	Forward		Embedded
Derivative classification:	Contracts	Fair Value	Derivative	Contracts	Fair Value	Derivative
Amount and location of net gain or (loss) recognized in the Consolidated Statement of Operations:
Costs of services	$—	$—	$96	$—	$—	$97
Other, net	$—	$3,256	$—	$60	$319	$—
The effect of derivative instruments on the Consolidated Statements of Operations for the nine months ended September 30, 2010 and 2009 were as follows (amounts in thousands):

	Nine Months Ended September 30,
	2010		2009
	Designated as Hedging		Designated as Hedging
	Instruments		Instruments
Derivative contracts:	Foreign Exchange		Foreign Exchange
Derivative classification:	Cash Flow	Net Investment	Cash Flow	Net Investment
Amount of gain or (loss) recognized in other comprehensive income — effective portion, net of tax	$6,337	$—	$11,467	$(1,727)

Amount and location of net gain or (loss) reclassified from accumulated OCI to income — effective portion:
Revenue	$6,688	$—	$(16,664)	$—

Amount and location of net gain or (loss) reclassified from accumulated OCI to income — ineffective portion and amount excluded from effectiveness testing:
Revenue	$—	$—	$—	$—

	Nine Months Ended September 30,
	2010			2009
	Not Designated as Hedging Instruments			Not Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange		Leases	Foreign Exchange		Leases
	Option and			Option and
	Forward		Embedded	Forward		Embedded
Derivative classification:	Contracts	Fair Value	Derivative	Contracts	Fair Value	Derivative
Amount and location of net gain or (loss) recognized in the Consolidated Statement of Operations:
Costs of services	$—	$—	$172	$—	$—	$975
Other, net	$(42)	$3,222	$—	$(73)	$(638)	$—

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
The following presents information as of September 30, 2010 and December 31, 2009 of the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.
Accounts Receivable and Payable - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.
Derivatives - Net derivative assets (liabilities) measured at fair value on a recurring basis included the following as of September 30, 2010 and December 31, 2009 (amounts in thousands):
As of September 30, 2010

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$11,362	$—	$11,362
Fair value hedges	—	1,427	—	1,427
Embedded derivatives	—	(197)	—	(197)
Option and forward contracts	—	—	—	—

Total net derivative asset (liability)	$—	$12,592	$—	$12,592

As of December 31, 2009

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$8,104	$—	$8,104
Fair value hedges	—	(108)	—	(108)
Embedded derivatives	—	(369)	—	(369)
Option and forward contracts	—	42	—	42

Total net derivative asset (liability)	$—	$7,669	$—	$7,669

The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of September 30, 2010, credit risk did not materially change the fair value of the Company’s foreign currency forward and option contracts.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The following is a summary of the Company’s fair value measurements as of September 30, 2010 and December 31, 2009 (amounts in thousands):
As of September 30, 2010

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$—	$25,588	$—
Derivative instruments, net	—	12,592	—

Total assets	$—	$38,180	$—

Liabilities
Deferred compensation plan liability	$—	$(3,692)	$—

Total liabilities	$—	$(3,692)	$—

As of December 31, 2009

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$—	$—	$—
Derivative instruments, net	—	7,669	—

Total assets	$—	$7,669	$—

Liabilities
Deferred compensation plan liability	$—	$(3,399)	$—

Total liabilities	$—	$(3,399)	$—

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(8) INCOME TAXES
The Company accounts for income taxes in accordance with the accounting literature for income taxes, which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the Consolidated Financial Statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. Quarterly, the Company assesses the likelihood that its net deferred tax assets will be recovered. Based on the weight of all available evidence, both positive and negative, the Company records a valuation allowance against deferred tax assets when it is more-likely-than-not that a future tax benefit will not be realized. The International BPO segment includes several tax jurisdictions where valuation allowances have been established or where some negative evidence suggest a valuation allowance might be warranted. Within the next several quarters, should additional negative evidence come to light, the Company may record a valuation allowance on $3.7 million of net deferred tax assets in one international tax jurisdiction.
The Company has protested one issue to the appeals branch of the Internal Revenue Service for an administrative resolution arising from a federal tax audit for which no tax benefit has been recorded. The Company is currently under audit of income taxes and payroll related taxes in the Philippines for 2008. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.
During the period the Company reduced its reserve for uncertain tax positions by $2.2 million reflecting a change in judgment based on new information concerning the likely outcome of an ongoing tax matter presently under review by tax authorities in the United States and Canada. This change in the reserve was offset by a $1.6 million increase in the Company’s tax payable resulting in a net decrease to the income tax provision for the quarter of $0.6 million.
As of September 30, 2010, the Company had $40.8 million of deferred tax assets (after a $18.2 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $34.1 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.
The effective tax rate for the three and nine months ended September 30, 2010 was 27.7% and 26.9%, respectively. These rates were impacted by the $5.9 million benefit in Other Income and $2.3 million related tax expense due to the settlement of a Newgen legal claim which were recognized during the three months ended September 30, 2010 (see Note 2). The effective tax rate for the three and nine months ended September 30, 2009 was 24.5% and 25.3%, respectively.
(9) RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES
Restructuring Charges
During the three and nine months ended September 30, 2010 the Company undertook restructuring activities primarily associated with reductions in the Company’s capacity and workforce in both the North American and International BPO segments to better align the capacity and workforce with current business needs.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
A summary of the expenses recorded for the three and nine months ended September 30, 2010 and 2009, respectively, is as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
North American BPO
Reduction in force	$2,850	$552	$4,906	$4,120
Facility exit charges	—	115	—	587
Revision of prior estimates	(139)	(239)	(144)	(1,374)

Total	$2,711	$428	$4,762	$3,333

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
International BPO
Reduction in force	$779	$263	$1,509	$1,513
Facility exit charges	89	12	89	168
Revision of prior estimates	—	—	(8)	—

Total	$868	$275	$1,590	$1,681

During the three months ended March 31, 2009 and nine months ended September 30, 2009, the Company determined that $0.7 million of previously recorded restructuring expense would be reimbursed from the primary client in the delivery centers being closed, and $0.7 million previously recorded would not be paid; these amounts were reversed against restructuring charge expenses as indicated as a revision of prior estimates in the table above.
A roll-forward of the activity in the Company’s restructuring accruals is as follows (amounts in thousands):

	Closure of	Reduction in
	Delivery Centers	Force	Total
Balance as of December 31, 2009	$375	$13	$388
Expense	89	6,415	6,504
Payments	(89)	(4,442)	(4,531)
Reversals	—	(152)	(152)

Balance as of September 30, 2010	$375	$1,834	$2,209

Of the remaining accrued costs, $1.8 million are expected to be paid during 2010, with the remainder to be paid thereafter.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Impairment Losses
The Company evaluated the recoverability of its leasehold improvement assets at certain delivery centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three months ended September 30, 2010, the Company recognized impairment losses related to leasehold improvement assets of $0.3 million in its International BPO segment. During the nine months ended September 30, 2010, the Company recognized impairment losses related to leasehold improvement assets of $0.7 million in its North American segment and $0.3 million in its International BPO segment.
For the three months ended September 30, 2009, the Company had no impairment charges. During the nine months ended September 30, 2009 the Company recognized impairment losses of $1.8 million for leasehold improvement assets in its North American BPO segment. During the nine months ended September 30, 2009, the Company recognized impairment losses of $2.8 million in its International BPO segment related to the abandonment of $2.0 million of certain leasehold improvement assets during the first quarter of 2009, and a $0.8 million leasehold improvement impairment during the second quarter of 2009.
(10) COMMITMENTS AND CONTINGENCIES
On October 1, 2010 the Company entered into a five-year, $350 million revolving credit facility with expanded foreign borrower and multi-currency flexibility. The facility includes a $150 million accordion provision providing an option to increase the size to $500 million to fund working capital, growth initiatives and other strategic pursuits.
Letters of Credit
As of September 30, 2010, outstanding letters of credit and other performance guarantees totaled approximately $5.0 million, which primarily guarantee workers’ compensation and other insurance related obligations.
Guarantees
The Company’s Credit Facility is guaranteed by a majority of the Company’s domestic subsidiaries.
On March 31, 2010, the Company sold a corporate aircraft that was financed under a synthetic operating lease. Accordingly, the Company elected to exercise its purchase option rights under the lease for a specified amount. Simultaneous with the purchase, the Company sold the aircraft to an unrelated third-party. The proceeds from the aircraft sale were used to satisfy the lease obligations and other sales-related expenses, with the Company realizing a net gain of approximately $137,000, which was recorded in Other income in the Consolidated Statements of Operations in the nine months ended September 30, 2010.
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
(11) COMPREHENSIVE INCOME
The following table sets forth comprehensive income for the periods indicated (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$19,788	$21,457	$48,154	$54,461
Foreign currency translation adjustment	12,705	6,396	6,373	13,989
Derivatives valuation, net of tax	3,294	6,207	2,257	21,632
Other	48	—	(151)	—

Total comprehensive income	35,835	34,060	56,633	90,082
Comprehensive income attributable to non-controlling interest	(1,357)	(812)	(2,867)	(2,930)

Comprehensive income attributable to TeleTech	$34,478	$33,248	$53,766	$87,152

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table reconciles equity attributable to noncontrolling interest (amounts in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Noncontrolling interest, January 1	$5,478	$5,011
Net income attributable to noncontrolling interest	2,795	2,746
Dividends distributed to noncontrolling interest	(3,015)	(2,790)
Foreign currency translation adjustments	72	184

Noncontrolling interest, September 30	$5,330	$5,151

(12) NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted shares for the periods indicated (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Shares used in basic earnings per share calculation	59,808	62,159	60,926	63,051
Effect of dilutive securities:
Stock options	681	987	844	636
Restricted stock units	539	686	488	435

Total effects of dilutive securities	1,220	1,673	1,332	1,071

Shares used in dilutive earnings per share calculation	61,028	63,832	62,258	64,122

For the three months ended September 30, 2010 and 2009, options to purchase 0.2 million and 0.3 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti–dilutive. For the nine months ended September 30, 2010 and 2009, options to purchase 0.2 million and 0.8 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti–dilutive. For the three months ended September 30, 2010 and 2009, restricted stock units (“RSUs”) of 1.3 million and 0.6 million, respectively, and for the nine months ended September 30, 2010 and 2009, RSUs of 1.2 million and 0.9 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
(13) EQUITY-BASED COMPENSATION PLANS
All equity–based payments to employees are recognized in the Consolidated Statements of Operations at the fair value of the award on the grant date. The fair values of all stock options granted by the Company are estimated on the date of grant using the Black–Scholes–Merton Model.
Stock Options
As of September 30, 2010, there was approximately $0.1 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to unvested option arrangements granted under the Company’s equity plans. The Company recognizes compensation expense straight–line over the vesting term of the option grant. The Company recognized compensation expense related to stock options of $0.1 million and $0.6 million for the three months ended September 30, 2010 and 2009, respectively. The Company recognized compensation expense related to stock options of $0.2 million and $2.1 million for the nine months ended September 30, 2010 and 2009, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Restricted Stock Unit Grants
During the nine months ended September 30, 2010 and 2009, the Company granted 1,067,816 and 879,299 RSUs, respectively, to new and existing employees, which vest in equal installments over four years. The Company recognized compensation expense related to RSUs of $3.4 million and $9.8 million for the three and nine months ended September 30, 2010, respectively, and $2.3 million and $6.9 million for the three and nine months ended September 30, 2009, respectively. As of September 30, 2010, there was approximately $37.8 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.
As of September 30, 2010 and 2009, the Company had performance-based RSUs outstanding that vest based on the Company achieving specified operating income performance targets. The Company determined that it was not probable these performance targets would be met; therefore no expense was recognized for the three and nine months ended September 30, 2010 or 2009. The Company did not achieve the operating income performance targets in 2009, thus the performance RSUs associated with the 2009 targets were cancelled.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Introduction
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10–K for the year ended December 31, 2009. Except for historical information, the discussion below contains certain forward–looking statements that involve risks and uncertainties. The projections and statements contained in these forward–looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward–looking statements.
All statements not based on historical fact are forward–looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, the following are important factors that could cause our actual results to differ materially from those expressed or implied by such forward–looking statements, including but not limited to the following: achieving estimated revenue from new, renewed and expanded client business as volumes may not materialize as forecasted, especially due to the global economic slowdown; achieving profit improvement in our International Business Process Outsourcing (“BPO”) operations; the ability to close and ramp new business opportunities that are currently being pursued or that are in the final stages with existing and/or potential clients; our ability to execute our growth plans, including sales of new products; the possibility of lower revenue or price pressure from our clients experiencing a business downturn or merger in their business; greater than anticipated competition in the BPO services market, causing adverse pricing and more stringent contractual terms; risks associated with losing or not renewing client relationships, particularly large client agreements, or early termination of a client agreement; the risk of losing clients due to consolidation in the industries we serve; consumers’ concerns or adverse publicity regarding our clients’ products; our ability to find cost effective locations, obtain favorable lease terms and build or retrofit facilities in a timely and economic manner; risks associated with business interruption due to weather, fires, pandemic or terrorist–related events; risks associated with attracting and retaining cost–effective labor at our delivery centers; the possibility of asset impairments and restructuring charges; risks associated with changes in foreign currency exchange rates; economic or political changes affecting the countries in which we operate; changes in accounting policies and practices promulgated by standard setting bodies; and new legislation or government regulation that adversely impacts our tax obligations, health care costs or the BPO and customer management industry.
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
Our Third Quarter 2010 Financial Results
In 2010, our third quarter revenue decreased 3.7% to $271.0 million over the year-ago period, which included an increase of 2.2% or $6.1 million due to fluctuations in foreign currency rates. The revenue decrease was primarily due to a net decline in existing client volumes from the impact of the global recessionary economic environment and our proactive management of underperforming business and geographies out of our portfolio. Our third quarter 2010 income from operations decreased 28.2% to $20.1 million or 7.4% of revenue, from $28.0 million or 9.9% of revenue, in the year-ago period. Income from operations decreased due to the net decline in existing client volumes as noted above and a decrease in the percentage of revenue generated from our clients serviced in our offshore delivery centers. Income from operations for the third quarter of 2010 and 2009 also included $3.9 million and $0.7 million of restructuring charges and asset impairments, respectively.
Our offshore delivery centers serve clients based both in North America and in other countries. Our offshore delivery capacity spans seven countries with approximately 24,300 workstations and currently represents 71% of our global delivery capabilities. Revenue from services provided in these offshore locations was $122.5 million and represented 45% of our total revenue for the third quarter of 2010, compared to $140.7 million and 50% of our total revenue for the third quarter of 2009.
Our strong financial position due to our cash flow from operations and low debt levels allowed us to finance our capital needs and stock repurchases primarily through internally generated cash flows. At September 30, 2010, we had $159.2 million of cash and cash equivalents, total debt of $5.2 million, and a total debt to total capitalization ratio of 1.1%.
Business Overview
Our BPO business provides outsourced business process and customer management services for a variety of industries through global delivery centers. Our North American BPO segment is comprised of sales to all clients based in North America (encompassing the U.S. and Canada), while our International BPO segment is comprised of sales to all clients based in all countries outside of North America.
BPO Services
The BPO business generates revenue based primarily on the amount of time our associates devote to a client’s program. We primarily focus on large global corporations in the following industries: automotive, broadband, cable, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel and wireline and wireless telecommunications. Revenue is recognized as services are provided. The majority of our revenue is from multi–year contracts and we expect this trend to continue. However, we do provide certain client programs on a short–term basis.
We have historically experienced annual attrition of existing client programs of approximately 6% to 12% of our revenue. Attrition of existing client programs during the first nine months of 2010 was 9%.
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
To some extent our profitability is influenced by the number of new client programs entered into within the period. For new programs we defer revenue related to initial training (“Training Revenue”) when training is billed as a separate component from production rates. Consequently, the corresponding training costs associated with this revenue, consisting primarily of labor and related expenses (“Training Costs”), are also deferred. In these circumstances, both the Training Revenue and Training Costs are amortized straight-line over the life of the contract. In situations where Training Revenue is not billed separately, but rather included in the production rates, there is no deferral as all revenue is recognized over the life of the contract and the associated training expenses are expensed as incurred. As of September 30, 2010, we had deferred start-up Training Revenue, net of Training Costs, of $5.1 million that will be recognized into our income from operations over the remaining life of the corresponding contracts ($3.4 million will be recognized within the next 12 months).
We may have difficulties managing the timeliness of launching new or expanded client programs and the associated internal allocation of personnel and resources. This could cause slower than anticipated revenue growth and/or higher than expected costs primarily related to hiring, training and retaining the required workforce, either of which could adversely affect our operating results.
Quarterly, we review our capacity utilization and projected demand for future capacity. In conjunction with these reviews, we may decide to consolidate or close under–performing delivery centers, including those impacted by the loss of a client program, in order to maintain or improve targeted utilization and margins. In addition, because clients may request that we serve their customers from international delivery centers with lower prevailing labor rates, in the future we may decide to close one or more of our delivery centers, even though it is generating positive cash flow, because we believe that the future profits from conducting such work outside the current delivery center may more than compensate for the one-time charges related to closing the facility.
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

We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of September 30, 2010, the overall capacity utilization in our multi–client delivery centers was 66% and was lower than the prior year due to reduced existing client volumes in light of the continued weak economic environment. The table below presents workstation data for our multi–client delivery centers as of September 30, 2010 and 2009. Dedicated and managed delivery centers (3,284 and 6,545 workstations as of September 30, 2010 and 2009, respectively) are excluded from the workstation data below as unused workstations in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated delivery centers based on the normal changes in our business environment and client needs.

	September 30, 2010			September 30, 2009
	Total			Total
	Production			Production
	Workstations	In Use	% In Use	Workstations	In Use	% In Use
Multi-client centers
Sites open <1 year	388	320	82%	1,158	891	77%
Sites open >1 year	30,733	20,362	66%	28,272	19,153	68%

Total multi-client centers	31,121	20,682	66%	29,430	20,044	68%

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
Recent Developments
On October 1, 2010, we entered into an amended credit agreement (the “Amended Credit Facility”) with a syndicate of lenders led by KeyBank National Association, Wells Fargo Bank, National Association, Bank of America, N.A., BBVA Compass, and JPMorgan Chase Bank, N.A. The Amended Credit Facility amends and restates in its entirety our prior Amended and Restated Credit Agreement dated as of September 28, 2006, as amended (the “Credit Facility”).
The Amended Credit Facility provides for a secured revolving credit facility that matures on September 30, 2015 with an initial maximum aggregate commitment of $350.0 million, including a $35.0 million sub-limit for letters of credit and a swingline loan sub-limit of $25.0 million. The Amended Credit Facility also provides for a sub-limit for loans or letters of credit in foreign currencies of 50% of the total commitment amount. We may increase the maximum aggregate commitment under the Amended Credit Facility to $500.0 million if certain conditions are satisfied, including that we are not in default under the Amended Credit Facility at the time of the increase and that we obtain the commitment of the lenders participating in the increase.
For additional information regarding the Amended Credit Facility, see our Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 7, 2010.

Recently Issued Accounting Pronouncements
Refer to Note 1 to the Notes to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
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
Equity–Based Compensation
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
All derivative financial instruments are reported on the Consolidated Balance Sheets at fair value. Changes in fair value of derivative instruments designated as cash flow hedges are recorded in Accumulated Other Comprehensive Income (Loss), a component of Stockholders’ Equity, to the extent they are deemed effective. Based on the criteria established by current accounting standards, all of our cash flow hedge contracts are deemed to be highly effective. Changes in fair value of any net investment hedge are recorded in cumulative translation adjustment in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets offsetting the change in cumulative translation adjustment attributable to the hedged portion of our net investment in the foreign operation. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction within Revenue. Gains and losses from the settlements of our net investment hedges remain in Accumulated Other Comprehensive Income (Loss) until partial or complete liquidation of the applicable net investment.
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
Presentation of Non–GAAP Measurements
Free Cash Flow
Free cash flow is a non–GAAP liquidity measurement. We believe that free cash flow is useful to our investors because it measures, during a given period, the amount of cash generated that is available for debt obligations and investments other than purchases of property, plant and equipment. Free cash flow is not a measure determined by GAAP and should not be considered a substitute for “income from operations,” “net income,” “net cash provided by operating activities,” or any other measure determined in accordance with GAAP. We believe this non–GAAP liquidity measure is useful, in addition to the most directly comparable GAAP measure of “net cash provided by operating activities,” because free cash flow includes investments in operational assets. Free cash flow does not represent residual cash available for discretionary expenditures, since it includes cash required for debt service. Free cash flow also includes cash that may be necessary for acquisitions, investments and other needs that may arise.

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net cash provided by operating activities	$45,321	$58,840	$119,956	$152,678
Purchases of property, plant and equipment	5,074	4,791	17,391	19,092

Free cash flow	$40,247	$54,049	$102,565	$133,586

We discuss factors affecting free cash flow between periods in the “Liquidity and Capital Resources” section below.

Results of Operations
Three months ended September 30, 2010 as compared to three months ended September 30, 2009
Operating Review
The following table is presented to facilitate an understanding of our Management’s Discussion and Analysis of Financial Condition and Results of Operations and presents our results of operations by segment for the three months ended September 30, 2010 and 2009 (amounts in thousands). We allocate to each segment its portion of corporate operating expenses. All inter—company transactions between the reported segments for the periods presented have been eliminated.

	Three Months Ended September 30,
		% of		% of
		Segment		Segment
	2010	Revenue	2009	Revenue	$ Change	% Change
Revenue
North American BPO	$204,978		$215,949		$(10,971)	-5.1%
International BPO	66,027		65,575		452	0.7%

	$271,005		$281,524		$(10,519)	-3.7%

Cost of services
North American BPO	$141,324	68.9%	$143,475	66.4%	$(2,151)	-1.5%
International BPO	52,672	79.8%	51,134	78.0%	1,538	3.0%

	$193,996	71.6%	$194,609	69.1%	$(613)	-0.3%

Selling, general and administrative
North American BPO	$29,194	14.2%	$31,403	14.5%	$(2,209)	-7.0%
International BPO	11,378	17.2%	11,162	17.0%	216	1.9%

	$40,572	15.0%	$42,565	15.1%	$(1,993)	-4.7%

Depreciation and amortization
North American BPO	$9,650	4.7%	$9,761	4.5%	$(111)	-1.1%
International BPO	2,802	4.2%	5,903	9.0%	(3,101)	-52.5%

	$12,452	4.6%	$15,664	5.6%	$(3,212)	-20.5%

Restructuring charges, net
North American BPO	$2,711	1.3%	$428	0.2%	$2,283	533.4%
International BPO	868	1.3%	275	0.4%	593	215.6%

	$3,579	1.3%	$703	0.2%	$2,876	409.1%

Impairment losses
North American BPO	$—	0.0%	$—	0.0%	$—	0.0%
International BPO	327	0.5%	—	0.0%	327	100.0%

	$327	0.1%	$—	0.0%	$327	100.0%

Income (loss) from operations
North American BPO	$22,099	10.8%	$30,882	14.3%	$(8,783)	-28.4%
International BPO	(2,020)	-3.1%	(2,899)	-4.4%	879	30.3%

	$20,079	7.4%	$27,983	9.9%	$(7,904)	-28.2%

Other income (expense), net	$7,295	2.7%	$445	0.2%	$6,850	1539.3%

Provision for income taxes	$(7,586)	-2.8%	$(6,971)	-2.5%	$(615)	-8.8%

Revenue
Revenue for North American BPO for the three months ended September 30, 2010 as compared to the same period in 2009 was $205.0 million and $215.9 million, respectively. The decrease in revenue for the North American BPO was due to net decreases in client programs of $21.4 million, and program completions of $3.2 million, offset by net increases in short-term government programs of $7.3 million, and a $6.4 million increase due to realized gains on cash flow hedges and positive changes in foreign currency translation.
Revenue for International BPO for the three months ended September 30, 2010 as compared to the same period in 2009 was $66.0 million and $65.6 million, respectively. The increase in revenue for the International BPO was due to net increases in client programs of $3.4 million, offset by program completions of $2.8 million, and a decrease of $0.2 million due to changes in foreign currency translation.
Our offshore delivery capacity represented 71% of our global delivery capabilities at September 30, 2010. Revenue from services provided in these offshore locations was $122.5 million and represented 45% of our total revenue in the third quarter of 2010, as compared to $140.7 million or 50% of total revenue in the third quarter of 2009. An important component of our growth strategy is continued expansion of services delivered from our offshore locations, which contributes to our higher margins, along with our technology and consulting related projects. Factors that may impact our ability to maintain our offshore operating margins include potential increases in competition for the available workforce, the trend of higher occupancy costs and foreign currency fluctuations.
Cost of Services
Cost of services for North American BPO for the three months ended September 30, 2010 as compared to the same period in 2009 was $141.3 million and $143.5 million, respectively. Cost of services as a percentage of revenue in the North American BPO increased compared with the prior year due to a decrease in the percentage of revenue generated from services provided in our offshore delivery centers and lower capacity utilization. In absolute dollars the decrease was due to a $1.9 million decrease in employee related expenses due to lower volumes in existing client programs and the completion of client programs, a $1.9 million decrease in deferred costs, a decrease in severance associated with ongoing operations of $0.4 million, and a $0.3 million net decrease in other expenses offset by a $1.5 million increase in telecommunications expenses primarily associated with a short-term government program, and a $0.8 million increase for rent and related expenses and operating leases, and.
Cost of services for International BPO for the three months ended September 30, 2010 as compared to the same period in 2009 was $52.7 million and $51.1 million, respectively. Cost of services as a percentage of revenue in the International BPO increased compared to the prior year due to lower capacity utilization, and the inability to rapidly reduce costs in certain markets due to local labor agreements and regulatory requirements. In absolute dollars the increase was due to a $2.5 million increase in employee related expenses due to higher volumes in existing client programs, and a $0.2 million increase in telecommunication expenses, offset by a $0.8 million net decrease in other expenses, and a $0.3 million decrease in severance associated with ongoing operations.
Selling, General and Administrative
Selling, general and administrative expenses for North American BPO for the three months ended September 30, 2010 as compared to the same period in 2009 were $29.2 million and $31.4 million, respectively. The decrease in absolute dollars was due to a $1.9 million decrease in employee expenses, a $0.6 million decrease in incentive compensation expense, a $0.5 million decrease in bad debt expense, and a $0.6 million decrease in other expenses, offset by a $0.9 million increase in litigation settlements and a $0.5 million increase for rent and related expenses and operating leases.

Selling, general and administrative expenses for International BPO for the three months ended September 30, 2010 as compared to the same period in 2009 were $11.4 million and $11.2 million, respectively. The expenses increased slightly as a percentage of revenue. The increase in absolute dollars was due to a $0.4 million decrease in incentive compensation expense, a $0.3 million decrease in telecommunications expenses, a $0.3 million decrease in external professional fees, and a $0.1 million decrease in employee expenses, offset by a $0.9 million net increase in other expenses and a $0.4 million increase in litigation settlements.
Depreciation and Amortization
Depreciation and amortization expense on a consolidated basis for the three months ended September 30, 2010 and 2009 was $12.5 million and $15.7 million, respectively. For the North American BPO segment, the depreciation expense decreased slightly in absolute value and increased slightly as a percentage of revenue as compared to the prior year. For the International BPO segment, the depreciation expense decreased both in absolute value and as a percentage of revenue as compared to the prior year. This decrease in value was due to a decrease in capital expenditures, restructuring activities and delivery center closures which have better aligned our capacity to our operational needs as well as asset impairments recorded during 2009, resulting in the reduction of long-lived assets utilized, thereby reducing depreciation expense year over year.
Restructuring Charges
During both the three months ended September 30, 2010 and 2009, we undertook reductions at several locations within both our North American BPO and International BPO segments to better align our delivery centers and workforce with the current business needs. In the three months ended September 30, 2010, we recorded a net $3.6 million of severance related restructuring charges and facility exit charges compared to a net $0.7 million of severance related charges and facility exit charges for the same period in 2009.
Impairment Losses
During the three months ended September 30, 2010, we recorded a $0.3 million impairment charge in the International BPO Segment compared to no impairment charges for the same period in 2009.
Other Income (Expense)
For the three months ended September 30, 2010, interest income was unchanged at $0.6 million from the same period in 2009. Interest expense increased by $0.2 million from the same period in 2009 due to a higher average outstanding balance on our line of credit. Included in other income for the three months ended September 30, 2010 was $5.9 million for the settlement of a Newgen legal claim (see Note 2 to the accompanying Notes to the Consolidated Financial Statements).
Income Taxes
The effective tax rate for the three months ended September 30, 2010 was 27.7%. This rate was impacted by the $5.9 million benefit in Other Income and $2.3 million related tax expense due to the settlement of a Newgen legal claim which were recorded during the three months ended September 30, 2010 (see Note 2 to the accompanying Notes to the Consolidated Financial Statements). This compares to an effective tax rate of 24.5% for the same period of 2009. The effective tax rate for the three months ended September 30, 2010 continues to be influenced by earnings in an international jurisdiction currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions.

Results of Operations
Nine months ended September 30, 2010 as compared to nine months ended September 30, 2009
Operating Review
The following table is presented to facilitate an understanding of our Management’s Discussion and Analysis of Financial Condition and Results of Operations and presents our results of operations by segment for the nine months ended September 30, 2010 and 2009 (amounts in thousands). We allocate to each segment its portion of corporate operating expenses. All inter—company transactions between the reported segments for the periods presented have been eliminated.

	Nine Months Ended September 30,
		% of		% of
		Segment		Segment
	2010	Revenue	2009	Revenue	$ Change	% Change
Revenue
North American BPO	$625,426		$674,827		$(49,401)	-7.3%
International BPO	189,032		212,239		(23,207)	-10.9%

	$814,458		$887,066		$(72,608)	-8.2%

Cost of services
North American BPO	$433,095	69.2%	$455,287	67.5%	$(22,192)	-4.9%
International BPO	153,713	81.3%	171,213	80.7%	(17,500)	-10.2%

	$586,808	72.0%	$626,500	70.6%	$(39,692)	-6.3%

Selling, general and administrative
North American BPO	$90,235	14.4%	$100,213	14.9%	$(9,978)	-10.0%
International BPO	33,486	17.7%	35,848	16.9%	(2,362)	-6.6%

	$123,721	15.2%	$136,061	15.3%	$(12,340)	-9.1%

Depreciation and amortization
North American BPO	$29,671	4.7%	$29,560	4.4%	$111	0.4%
International BPO	8,451	4.5%	13,974	6.6%	(5,523)	-39.5%

	$38,122	4.7%	$43,534	4.9%	$(5,412)	-12.4%

Restructuring charges, net
North American BPO	$4,762	0.8%	$3,333	0.5%	$1,429	42.9%
International BPO	1,590	0.8%	1,681	0.8%	(91)	-5.4%

	$6,352	0.8%	$5,014	0.6%	$1,338	26.7%

Impairment losses
North American BPO	$679	0.1%	$1,811	0.3%	$(1,132)	-62.5%
International BPO	327	0.2%	2,776	1.3%	(2,449)	-88.2%

	$1,006	0.1%	$4,587	0.5%	$(3,581)	-78.1%

Income (loss) from operations
North American BPO	$66,984	10.7%	$84,623	12.5%	$(17,639)	-20.8%
International BPO	(8,535)	-4.5%	(13,253)	-6.2%	4,718	35.6%

	$58,449	7.2%	$71,370	8.0%	$(12,921)	-18.1%

Other income (expense), net	$7,416	0.9%	$1,570	0.2%	$5,846	372.4%

Provision for income taxes	$(17,711)	-2.2%	$(18,479)	-2.1%	$768	4.2%

Revenue
Revenue for North American BPO for the nine months ended September 30, 2010 as compared to the same period in 2009 was $625.4 million and $674.8 million, respectively. The decrease in revenue for the North American BPO was due to net decreases in client programs of $74.9 million, program completions of $27.1 million, and a $2.0 million reduction to revenue for disputed service delivery issues, offset by net increases in short-term government programs of $28.8 million, and a $25.8 million increase due to realized gains on cash flow hedges and positive changes in foreign currency translation
Revenue for International BPO for the nine months ended September 30, 2010 as compared to the same period in 2009 was $189.0 million and $212.2 million, respectively. The decrease in revenue for the International BPO was due to net decreases in client programs of $6.6 million, and program completions of $28.1 million, offset by positive changes in foreign currency translation of $11.5 million.
Our offshore delivery capacity represented 71% of our global delivery capabilities at September 30, 2010. Revenue for services provided in these offshore locations was $360.1 million and represented 44% of our total revenue for the first nine months of 2010, as compared to $425.8 million or 48% of total revenue for the first nine months of 2009. An important component of our growth strategy is continued expansion of services delivered from our offshore locations, which contributes to our higher margins, along with our technology and consulting related projects. Factors that may impact our ability to maintain our offshore operating margins include potential increases in competition for the available workforce, the trend of higher occupancy costs and foreign currency fluctuations.
Cost of Services
Cost of services for North American BPO for the nine months ended September 30, 2010 as compared to the same period in 2009 was $433.1 million and $455.3 million, respectively. Cost of services as a percentage of revenue in the North American BPO increased compared with the prior year due to a decrease in the percentage of revenue generated from services provided to clients in our offshore delivery centers and lower capacity utilization. In absolute dollars the decrease was due to a $33.0 million decrease in employee related expenses due to lower volumes in existing client programs and the completion of client programs, a $1.5 million decrease in deferred costs, and a $0.3 million decrease in severance associated with ongoing operations, offset by a $4.8 million increase in telecommunications expenses primarily associated with a short-term government program, a $3.6 million increase for rent and related expenses and operating leases, a $2.9 million net increase in other expenses, and a $1.3 million increase in contract labor.
Cost of services for International BPO for the nine months ended September 30, 2010 as compared to the same period in 2009 was $153.7 million and $171.2 million, respectively. Cost of services as a percentage of revenue in the International BPO increased slightly compared to the prior year due to lower capacity utilization, and the inability to rapidly reduce costs in certain markets due to local labor agreements and regulatory requirements. In absolute dollars the decrease was due to a $12.4 million decrease in employee related expenses due to lower volumes in existing client programs and the completion of client programs, a $2.9 million net decrease in other expenses, and a decrease in severance associated with ongoing operations of $2.2 million.
Selling, General and Administrative
Selling, general and administrative expenses for North American BPO for the nine months ended September 30, 2010 as compared to the same period in 2009 were $90.2 million and $100.2 million, respectively. The expenses decreased as a percentage of revenue. The decrease in absolute dollars was due to a $6.4 million decrease in employee expenses, a $3.6 million decrease in incentive compensation expense, a $1.1 million decrease in bad debt, a $0.6 million decrease in litigation settlements, and a $0.5 million decrease in external professional fees, offset by a $1.0 million increase for rent and related expenses and operating leases, a $0.8 million net increase in other expenses and a $0.4 million increase in insurance expense.

Selling, general and administrative expenses for International BPO for the nine months ended September 30, 2010 as compared to the same period in 2009 were $33.5 million and $35.8 million, respectively. The expenses increased as a percentage of revenue. The decrease in absolute dollars was due to a $1.5 million decrease in employee expenses, a $1.5 million decrease in incentive compensation expense, and a $1.1 million decrease in telecommunications expense, offset by a $0.9 million net increase in other expenses, a $0.5 million increase in bad debt expense, and a $0.3 million increase in litigation settlements.
Depreciation and Amortization
Depreciation and amortization expense on a consolidated basis for the nine months ended September 30, 2010 and 2009 was $38.1 million and $43.5 million, respectively. For the North American BPO segment, the depreciation expense increased slightly in both absolute value and as a percentage of revenue as compared to the prior year. For the International BPO segment, the depreciation expense decreased both in absolute value and as a percentage of revenue as compared to the prior year. This decrease in value was due to a decrease in capital expenditures, restructuring activities and delivery center closures which have better aligned our capacity to our operational needs, as well as asset impairments recorded during 2009, resulting in the reduction of long-lived asset utilized, thereby reducing depreciation expense year over year.
Restructuring Charges
During both 2010 and 2009, we undertook reductions in both our North American BPO and International BPO segments to better align our delivery centers and workforce with the current business needs. During the nine months ended September 30, 2010, we recorded a net $6.4 million of severance and facility exit charges compared to a net restructuring charge of $5.0 million including severance and facility exit charges for the same period in 2009.
Impairment Losses
During the nine months ended September 30, 2010, we recorded $1.0 million of impairment charges compared to $4.6 million of impairment charges for the same period in 2009. The decrease in impairment is the result of fewer delivery center closures during the nine months ended September 30, 2010 as compared to the same period in 2009.
Other Income (Expense)
For the nine months ended September 30, 2010, interest income decreased to $1.6 million from $2.1 million in the same period in 2009 primarily due to lower interest rates. Interest expense decreased by $0.4 million during 2010 from 2009 due to a lower average outstanding balance on our line of credit. Included in other income for the nine months ended September 30, 2010 was $5.9 million for the settlement of a Newgen legal claim (see Note 2 to the accompanying Notes to the Consolidated Financial Statements).
Income Taxes
The effective tax rate for the nine months ended September 30, 2010 was 26.9%. This rate was impacted by the $5.9 million benefit in Other Income and $2.3 million related tax expense due to the settlement of a Newgen legal claim which were recorded during the nine months ended September 30, 2010 (see Note 2 to the accompanying Notes to the Consolidated Financial Statements). This compares to an effective tax rate of 25.3% for the same period of 2009. The effective tax rate for the nine months ended September 30, 2010 continues to be influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Facility. During the nine months ended September 30, 2010, we generated positive operating cash flows of $120.0 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.
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
We primarily utilized our Credit Facility, and as of October 1, 2010 we began utilizing our Amended Credit Facility, to fund working capital, stock repurchases, and other strategic and general operating purposes. We had no outstanding borrowings under our Credit Facility as of September 30, 2010 and December 31, 2009; however our average nine-month intra-quarter utilization was $60.0 million and $80.8 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. After consideration for issued letters of credit under the Credit Facility, totaling $4.8 million, our remaining borrowing capacity was $220.2 million as of September 30, 2010. On October 1, 2010, we amended the Credit Facility, which increased our aggregate borrowing capacity to $350.0 million.
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
The following discussion highlights our cash flow activities during the nine months ended September 30, 2010 and 2009.
Cash and Cash Equivalents
We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $159.2 million and $109.4 million as of September 30, 2010 and December 31, 2009, respectively.
Cash Flows from Operating Activities
We reinvest our cash flows from operating activities in our business or in the purchases of our outstanding common stock. For the nine months ended September 30, 2010 and 2009, net cash flows provided by operating activities was $120.0 million and $152.7 million, respectively. The decrease was primarily due to a $8.8 million decrease in customer advances for future services, a decrease of $15.3 million in the collections of accounts receivable, and the payment of a Newgen legal claim of $3.6 million.
Cash Flows from Investing Activities
We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the nine months ended September 30, 2010 and 2009, we reported net cash flows used in investing activities of $21.0 million and $24.7 million, respectively. The decrease was due primarily to reduced capital expenditures during the first nine months of 2010 due to a limited need for additional capacity.

Cash Flows from Financing Activities
For the nine months ended September 30, 2010 and 2009, we reported net cash flows used in financing activities of $53.2 million and $107.5 million, respectively. The decrease in net cash flows used from 2009 to 2010 was primarily due to a decrease in payments against our line of credit of $51.2 million and a $29.6 million increase in the proceeds received from our line of credit offset by an increase of $21.5 million in purchases of our outstanding common stock. While we had no outstanding balances under the line of credit as of September 30, 2010, we intend to utilize our Credit Facility from time-to-time for the remainder of 2010 to support our business activities.
Free Cash Flow
Free cash flow (see “Presentation of Non—GAAP Measurements” for definition of free cash flow) decreased for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Free cash flow was $102.6 million and $133.6 million for the nine months ended September 30, 2010 and 2009, respectively.
Obligations and Future Capital Requirements
Future maturities of our outstanding debt and contractual obligations as of September 30, 2010 are summarized as follows (amounts in thousands):

	Less than	1 to 3	3 to 5	Over 5
	1 Year	Years	Years	Years	Total
Credit Facility	$—	$—	$—	$—	$—
Capital lease obligations	1,645	700	—	—	2,345
Equipment financing arrangements	1,076	920	72	—	2,068
Purchase obligations	21,668	22,841	36	—	44,545
Operating lease commitments	24,656	27,193	7,879	6,079	65,807

Total	$49,045	$51,654	$7,987	$6,079	$114,765

•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.

•	Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Consolidated Balance Sheets until such goods and/or services are received.

•	The contractual obligation table excludes our liabilities of $0.5 million related to uncertain tax positions because we cannot reliably estimate the timing of cash payments.
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
We may consider restructurings, dispositions, mergers, acquisitions and other similar transactions. Such transactions could include the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption, or refinancing of indebtedness and could be material to the consolidated financial condition and consolidated results of our operations. In addition, as of September 30, 2010, we were authorized to purchase an additional $27.3 million of common stock under our stock repurchase program. (see Part II Item 2 of this Form 10-Q). The stock repurchase program does not have an expiration date.

The launch of large client contracts may result in short-term negative working capital because of the time period between incurring the costs for training and launching the program and the beginning of the accounts receivable collection process. As a result, periodically we may generate negative cash flows from operating activities.
Debt Instruments and Related Covenants
We discuss debt instruments and related covenants in Note 14 of the Notes to the Consolidated Financial Statements in our 2009 Annual Report on Form 10—K. As of September 30, 2010, we were in compliance with all covenants under the Credit Facility and had approximately $220.2 million in available borrowing capacity. We had no outstanding borrowings and $4.8 million of letters of credit outstanding under our Credit Facility as of September 30, 2010. Based upon average outstanding borrowings during the three and nine months ended September 30, 2010, interest accrued at a rate of approximately 1.2% and 1.2% per annum, respectively.
On October 1, 2010, we amended the Credit Facility, which increased our aggregate borrowing capacity to $350.0 million. For additional information regarding the Credit Facility, see our Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 7, 2010.
Client Concentration
Our five largest clients accounted for 40.3% and 38.0% of our consolidated revenue for the three months ended September 30, 2010 and 2009, respectively. Our five largest clients accounted for 40.2% and 36.0% of our consolidated revenue for the nine months ended September 30, 2010 and 2009, respectively. The increased concentration year over year is primarily due to the IBM-Census contract, which is expected to end in March 2011. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this client concentration is mitigated, in part, by the long—term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.
The contracts with our five largest clients expire between 2010 and 2011. Additionally, some clients have multiple contracts with different expiration dates. We have historically renewed most of our contracts with our largest clients, however based on the nature of the IBM-Census contract, it will not be renewed upon completion in 2011. There is no assurance that future contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts.
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

Interest Rate Risk
The interest rate on our Credit Facility was, and for our Amended Credit Facility as of October 1, 2010 is, variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of September 30, 2010, we had no outstanding borrowings under the Credit Facility. Based upon average outstanding borrowings during the three and nine months ended September 30, 2010, interest accrued at a rate of approximately 1.2% and 1.2% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points during this period, there would not have been a material impact to our consolidated financial position or results of operations.
Foreign Currency Risk
Our subsidiaries in Argentina, Canada, Costa Rica, Malaysia, Mexico, the Philippines, and South Africa use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the nine months ended September 30, 2010 and 2009, revenue associated with this foreign exchange risk was 35% and 36% of our consolidated revenue, respectively.
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

Our cash flow hedging instruments as of September 30, 2010 and December 31, 2009 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

	Local Currency	U.S. Dollar		% Maturing in	Contracts
	Notional	Notional		the Next 12	Maturing
As of September 30, 2010	Amount	Amount		Months	Through
Canadian Dollar	11,700	$9,883		84.6%	December 2011
Canadian Dollar Call Options	5,100	4,571		100.0%	December 2010
Philippine Peso	5,488,000	115,661	[1]	77.3%	December 2012
Argentine Peso	10,000	2,394	[2]	100.0%	December 2010
Mexican Peso	406,000	28,887		95.6%	December 2011
British Pound Sterling	5,015	7,911	[3]	82.1%	December 2011

		$169,307

	Local Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2009	Amount	Amount
Canadian Dollar	14,400	$11,782
Canadian Dollar Call Options	19,400	17,301
Philippine Peso	4,615,000	96,354	[1]
Argentine Peso	9,000	2,454
Mexican Peso	491,500	34,880
South African Rand	23,000	2,081
British Pound Sterling	3,876	6,565	[3]

		$171,417

[1]	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars, Australian dollars and, in 2009 only, British pound sterling, which are translated into equivalent U.S. dollars on September 30, 2010 and December 31, 2009.

[2]	Includes contracts to purchase Argentine pesos in exchange for Euros, which were translated into equivalent U.S. dollars on September 30, 2010.

[3]	Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on September 30, 2010 and December 31, 2009.
The fair value of our cash flow hedges at September 30, 2010 was (assets/(liabilities)) (amounts in thousands):

	September 30,	Maturing in the
	2010	Next 12 Months
Canadian Dollar	$1,418	$1,127
Canadian Dollar Call Options	406	406
Philippine Peso	6,654	5,314
Argentine Peso	101	101
Mexican Peso	2,837	2,763
British Pound Sterling	(54)	(55)

	$11,362	$9,656

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The year over year change in fair value largely reflects the recent global economic conditions which resulted in high foreign exchange volatility and an overall weakening in the U.S. dollar.

We recorded a net gain of $6.7 million and a net loss of $16.7 million for settled cash flow hedge contracts and the related premiums for the nine months ended September 30, 2010 and 2009, respectively. These gains/(losses) are reflected in Revenue in the accompanying Consolidated Statements of Operations. If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding gains or losses in our underlying exposures.
Other than the transactions hedged as discussed above and in Note 6 to the accompanying Notes to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currencies. However, transactions are denominated in other currencies from time-to-time. For the nine months ended September 30, 2010 and 2009, approximately 23% and 24%, respectively of revenue was derived from contracts denominated in currencies other than the U.S. dollar. Our results from operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against certain foreign currencies.
Fair Value of Debt and Equity Securities
We did not have any investments in debt or equity securities as of September 30, 2010.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of the Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010 to provide such reasonable assurance.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended September 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Following is the detail of the issuer purchases made during the quarter ended September 30, 2010:

			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that May
	Total		Part of Publicly	Yet Be Purchased
	Number of	Average Price	Announced	Under the Plans or
	Shares	Paid per Share	Plans or	Programs (in
Period	Purchased	(or Unit)	Programs	thousands)[1]
July 1, 2010 - July 31, 2010	249,581	$12.80	249,581	$10,151
August 1, 2010 - August 31, 2010	322,764	$13.11	322,764	$30,921
September 1, 2010 - September 30, 2010	255,931	$14.02	255,931	$27,333

Total	828,276		828,276

[1]	In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program to repurchase up to $5.0 million of our common stock with the objective of increasing stockholder returns. The Board has since periodically authorized additional increases in the program. The most recent Board authorization to purchase additional common stock occurred in August 2010, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through September 30, 2010, the Board has authorized the repurchase of shares up to a total value of $362.3 million, of which we have purchased 27.1 million shares on the open market for $335.0 million. As of September 30, 2010, the remaining amount authorized for repurchases under the program is approximately $27.3 million. The stock repurchase program does not have an expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1	First Amendment to Executive Employment Agreement, dated September 20, 2010 between TeleTech and Joseph Bellini

31.1	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC. (Registrant)

Date: November 3, 2010	By:	/s/ Kenneth D. Tuchman Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: November 3, 2010	By:	/s/ John R. Troka, Jr. John R. Troka, Jr.
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	First Amendment to Executive Employment Agreement, dated September 20, 2010 between TeleTech and Joseph Bellini

31.1	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)