Form 10-K
period 2010-12-31
TELETECH HOLDINGS INC
filed 2011-03-01
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, there were 60,176,232 shares of the registrant’s common stock outstanding. The aggregate market value of the registrant’s voting and non-voting common stock that was held by non-affiliates on such date was $372,485,127 based on the closing sale price of the registrant’s common stock on such date as reported on the NASDAQ Global Select Market.

As of February 24, 2011, there were 56,956,450 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference to the proxy statement for the registrant’s 2011 annual meeting of stockholders.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
DECEMBER 31, 2010 FORM 10-K

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

ii

PART I

ITEM 1.  BUSINESS

Our Business

Over our 29-year history, we have become one of the largest global providers of business process outsourcing (“BPO”) solutions. Our expertise has been in designing, implementing and managing critical business processes that drive commerce and differentiate the customer experience to deliver increased brand loyalty, satisfaction and retention. We provide a fully integrated suite of technology-enabled customer-centric services that span strategic professional services, revenue generation, front and back office processes, cloud-based fully hosted BPO delivery center environments and learning innovation services. We help the Global 1000, which are the world’s largest companies based on market capitalization, optimize their customers’ experience, grow revenue, increase operating efficiencies, improve quality and lower costs by designing, implementing and managing their critical business processes. We provide a 24 x 7, 365 day fully integrated global solution that spans people, process, proprietary technology and infrastructure for governments and private sector clients in the automotive, broadband, cable, financial services, healthcare, logistics, media and entertainment, retail, technology, travel, and wireline and wireless communication industries. As of December 31, 2010, our approximately 45,500 employees provided services from nearly 33,000 workstations across 62 delivery centers in 17 countries. We have approximately 85 global clients, many of whom are in the Global 1000. We perform a variety of BPO services for our clients and support more than 275 unique BPO programs.

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

Industry studies indicate that companies with high quality customer experience levels tend to grow faster and more profitably and typically enjoy premium pricing and market valuations in their industry.

Given the strong correlation between customer satisfaction and improved profitability, we believe that more companies are increasingly focused on selecting outsourcing partners, such as TeleTech, that can deliver strategic solutions across a continuum of capabilities that span professional services, revenue generation, front- to back-office processes, hosted BPO delivery center environments and learning innovation services all designed to grow revenue and optimize the customer experience versus merely reduce costs.

Our Business History

We were founded in 1982 and reorganized as a Delaware corporation in 1994. We completed an initial public offering of our common stock in 1996 and since that time have grown our annual revenue from $183 million to $1.1 billion, representing a compound annual growth rate (“CAGR”) of 13.6%.

Our revenue is derived from a suite of BPO services and is reported in our North American and International BPO segments. Certain information with respect to segments and geographic areas is contained in Note 4 to the Consolidated Financial Statements. These services typically involve the transfer of our clients’ front- and back-office business processes to our 62 delivery centers or work from home associates. We also manage the facilities and operations of our clients’ service delivery centers. Professional services, customer management and revenue generation solutions help our clients segment, target, acquire, grow and retain their customer base. Enterprise management solutions help companies manage their internal business process and include product or service provisioning, fulfillment, expense management, supply chain management, claims processing, payment and warranty processing, basic through advanced technical support, human resource recruiting and talent management, retirement plan administration, data analysis and market research, network management, and workforce training and scheduling. Our hosted OnDemandtm technology offerings provide our clients with cloud-based computing solutions to fully host their customer management environments from a network and application perspective and includes multi-channel interaction routing, customer experience management and workforce optimization. Learning innovation services includes virtual job-simulation environments, eLearning courses, interactive social media networking and collaboration, as well as intuitive 3D and game-based learning courses, all of which increase speed to proficiency as well as reduce learning curves and training expenses.

We market our services primarily to Global 1000 clients in G-20 countries which represent 19 of the world’s largest economies, together with the European Union and perform the majority of our services from strategically located delivery centers around the globe. Many of our clients choose a blended strategy whereby they outsource work with us in multiple geographic locations and may also utilize our work from home offering. We believe our ability to offer one of the most geographically diverse footprints improves service flexibility while reducing operational and delivery risk in the event of a service interruption at any one location.

With BPO operations in 17 countries, we believe this makes us one of the largest and most geographically diverse providers of outsourced business process services. We plan to selectively expand into other attractive delivery markets over time.

Of the 17 countries from which we provide BPO services, eleven provide services for onshore clients including the U.S., Australia, Brazil, China, England, Germany, Ghana, New Zealand, Northern Ireland, Scotland and Spain. The total number of workstations in these countries is 9,300, or 28% of our total delivery capacity.

The other six countries provide services, partially or entirely, for offshore clients including Argentina, Canada, Costa Rica, Mexico, the Philippines and South Africa. The total number of workstations in these countries is 23,600, or 72% of our total delivery capacity.

Historical Performance

As summarized below, following our initial public offering in 1996, we experienced double-digit revenue growth through 2000, undertook a business transformation strategy in late 2001, began to realize the benefits of this transformation in 2004 and continue to realize those benefits. Beginning in 1997, we were one of the first companies to provide BPO services to U.S. clients from offshore delivery centers in Canada and Latin America.

Although revenue growth continued at a CAGR of 4.7% from $913 million in 2001 to $1.0 billion in 2003, we experienced net losses during this time period. We attribute these losses primarily to the global economic downturn, the bursting of the dot-com bubble, the September 11, 2001 terrorist attacks and the business transformation we undertook to further strengthen our industry position and future competitiveness. The business transformation redefined our delivery model, reduced our cost structure and improved our competitive and financial position by:

•	Migrating from a decentralized holding company to a centralized operating company to enhance financial and operating disciplines;

•	Centralizing our technology infrastructure and migrating to a 100% IP-based delivery platform;

•	Standardizing our global operational processes and applications;

•	Automating and virtualizing our human capital needs primarily around talent acquisition, training and performance optimization;

•	Improving the efficiency of certain underperforming operations and reducing our selling, general and administrative expenses;

•	Improving pricing or rationalizing the performance of certain underperforming client programs;

•	Investing in sales and client account management;

•	Investing in innovative new solutions to diversify revenue into higher margin offerings, including professional services, learning innovation services and hosted technology solutions;

•	Increasing delivery capabilities with expanded onshore, offshore and work from home solutions;

•	Approving and executing a stock repurchase program.

As a result of this business transformation, from 2005 to 2008, our revenue grew at a CAGR of 8.8% from $1.1 billion to $1.4 billion and diluted earnings per share grew at a CAGR of 43.3% from $0.36 to $1.06. Our operating margin more than doubled to 7.8% in 2008 from 2.9% in 2005.

Due to the global economic slowdown leading to a reduction in client volumes and elongated sales cycles, our revenue decreased 21.8% from $1.4 billion in 2008 to $1.1 billion in 2010, of which 100 basis points of the decline was due to changes in foreign exchange rates, a portion was attributable to our clients continuing to migrate work from onshore delivery centers to offshore delivery centers, in addition to proactive management of underperforming business and geographies out of our portfolio. Despite this revenue decrease, we were able to hold the operating margin decline to just 110 basis points, the majority of which was due to increases in restructuring charges related to better aligning our capacity and workforce with the current business needs. The small operating margin decline was also achieved through increased professional services revenue, increased utilization of our delivery centers across a 24-hour period, leveraging our global purchasing power and continued expansion of services provided from our geographically diverse delivery centers.

As of December 31, 2010, we had $119.4 million in cash and cash equivalents and a debt to capitalization ratio of 1.1%. We generated $107.7 million in free cash flow during 2010 and our cash flows from operations and borrowings under our revolving credit facility have enabled us to fund $26.8 million in capital expenditures and $80.3 million in stock repurchases. Approximately 60% of our capital expenditures were related to the opening and/or growth of our delivery platform with the remaining 40% used for maintenance of our embedded infrastructure and internal technology projects. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of free cash flow and other non-GAAP measurements.

The Company has a stock repurchase program which was initially authorized by the Company’s Board of Directors (the “Board”) in November 2001. The Board periodically authorizes additional increases to the program. As of December 31, 2010, the cumulative authorized repurchase allowance was $412.3 million, of which we have purchased 28.8 million shares for $367.0 million. As of December 31, 2010, the remaining allowance under the program was approximately $45.3 million. For the period from January 1, 2011 through February 24, 2011, we have purchased an additional 1.2 million shares for $24.8 million. The stock repurchase program does not have an expiration date.

Our Future Growth Goals and Strategy

Our objective is to become the world’s largest, most technologically advanced and innovative provider of customer-centric BPO solutions. Companies within the Global 1000 are our primary client targets due to their size, global reach, focus on outsourcing and desire for a BPO provider who can offer an end-to-end suite of fully-integrated, globally scalable solutions. We have developed, and continue to invest in, a broad set of capabilities designed to serve this growing client need.

We organize our suite of services around proven practices that differentiate the customer experience as follows:

Professional Services delivers innovative customer-centric solutions that drive enhanced market share, increased revenue, improved customer segmentation strategies, actionable data analytics and optimized business processes and operations.

Revenue and eCommerce Generation solutions deliver more than $5 billion in annual revenue for our clients via a comprehensive suite of integrated offerings designed to help clients grow their existing revenue, retain valuable customers and target new markets for additional growth. TeleTech designs and manages more than 8,000 client-branded e-commerce websites and processes more than three terabytes of customer data daily to create and implement sophisticated customer targeting and segmentation strategies to optimize the revenue potential in every customer interaction.

Customer Innovation solutions are specifically tailored to improve each customer’s end-to-end experience, helping build brand loyalty and drive the highest levels of satisfaction across all customer interaction channels in traditional and emerging media, resulting in lengthier, more profitable customer relationships. Online channels are increasingly playing a more important role as we provide our clients with customized cross-channel services that span email, chat and text.

Enterprise Innovation solutions involve the redesign of clients’ front- and back-office processes to significantly advance clients’ abilities to obtain a customer-centric view of their relationships and to capitalize on greater up-sell and or cross-sell opportunities while optimizing the customer experience.

Cloud-Based Hosted Technology solutions offer software and infrastructure on a hosted basis to enable companies to implement an end-to-end, best-in-class customer management capability that facilitates interaction with customers across all touch points on a global scale with higher quality, lower costs and reduced risk.

Learning Innovation solutions increase speed to proficiency as well as reduce learning curves and training expenses. In addition, TeleTech utilizes a blended methodology which includes virtual job-simulation environments, eLearning courses, interactive social media networking and collaboration, as well as intuitive 3D and game-based learning courses.

Many of the above services are provided via our TeleTech@Home offering which allows our employees to serve clients from their homes. This capability has enhanced the flexibility of our offering by allowing clients to choose our onshore, offshore or work from home employees to meet their outsourced business process needs.

Our business strategy to increase revenue, profitability and our industry position includes the following elements:

•	Capitalize on the favorable trends in the global outsourcing environment, which we believe will include more companies that want to:

-	Adopt or increase BPO services;

-	Consolidate outsourcing providers with those that have a solid financial position, adequate capital resources to sustain a long-term relationship and globally diverse delivery capabilities across a broad range of solutions;

-	Modify their approach to outsourcing based on total value delivered versus the lowest priced provider;

-	Create focused revenue generation capabilities in targeted market segments;

-	Better integrate front- and back-office processes;

-	Address the growing complexity of managing multiple customer communication channels including voice, self service, email, chat and text; and

-	Take advantage of cost efficiencies through the adoption of cloud-based technology solutions.

•	Deepen and broaden our relationships with existing clients;

•	Win business with new clients and focus on end-to-end offerings in targeted industries where we expect accelerating adoption of business process outsourcing;

•	Continue to invest in innovative proprietary technology and new business offerings;

•	Continue to diversify revenue into higher-margin offerings such as professional services, talent acquisition, learning innovation services and our hosted TeleTech OnDemandtm capabilities;

•	Continue to improve our operating margins through selected profit improvement initiatives and increased asset utilization of our globally diverse delivery centers;

•	Scale our work from home initiative to increase operational flexibility; and

•	Selectively pursue acquisitions that extend our capabilities, geographic reach and/or industry expertise.

Our Market Opportunity

Companies around the world are increasingly realizing that the quality of their customer relationships is critical to maintaining their competitive advantage. This realization along with the complexity of managing rapidly growing communication mediums have driven companies to increase their focus on developing, managing, growing and continuously enhancing their customer relationships.

As globalization of the world’s economy continues to accelerate, businesses are increasingly competing on a large-scale basis due to rapid advances in technology and telecommunication that permit cost-effective real-time global communications and ready access to a highly skilled worldwide labor force. As a result of these developments, we believe that companies have increasingly outsourced business processes to third-party providers in an effort to enhance or maintain their competitive position while increasing shareholder value through improved productivity and profitability.

Revenue in 2010 decreased over the prior year due primarily to the continued global economic slowdown resulting in a decline in our current call volumes and delayed client purchasing decisions. In addition, the continued migration of several of our clients to our offshore delivery centers, along with our proactive management of underperforming business and geographies out of our portfolio has impacted our revenue. Nevertheless, we believe that our revenue will grow over the long-term as global demand for our services is fueled by the following trends:

•	Focus on providers who can offer fully integrated revenue generation solutions. A focus on providers who can offer fully integrated revenue generation solutions to target new or underpenetrated markets and improve revenue and profitability through customer acquisition, retention and growth by leveraging the profitability potential of each customer.

•	Integration of front- and back-office business processes to provide increased operating efficiencies and an enhanced customer experience especially in light of the weakening global economic environment. Companies have realized that integrated business processes reduce operating costs and allow customer needs to be met more quickly and efficiently resulting in higher customer satisfaction and brand loyalty thereby improving their competitive position. A majority of our historic revenue has been derived from providing customer-facing front-office solutions to our clients. Given that our global delivery centers are also fully capable of providing back-office solutions, we are uniquely positioned to grow our revenue by winning more back-office opportunities and providing the services during non-peak hours with minimal incremental investment. Furthermore, by spreading our fixed costs across a larger revenue base and increasing our asset utilization, we expect our profitability to improve over time.

•	Increasing percentage of company operations being outsourced to most capable third-party providers. Having experienced success with outsourcing a portion of their business processes, companies are increasingly inclined to outsource a larger percentage of this work. We believe companies will continue to consolidate their business processes with third-party providers, such as TeleTech, who are financially stable and able to invest in their business while also demonstrating an extensive global operating history and an ability to cost effectively scale to meet their evolving needs.

•	Increasing adoption of outsourcing across broader groups of industries. Early adopters of the business process outsourcing trend, such as the media and communications industries, are being joined by companies in other industries, including healthcare, retail and financial services. These companies are beginning to adopt outsourcing to improve their business processes and competitiveness. For example, we see increasing interest in our services from companies in the healthcare, retail and financial services industries. We believe the number of other industries that will adopt or increase their level of outsourcing will continue to grow, further enabling us to increase and diversify our revenue and client base.

•	Focus on speed-to-market by companies launching new products or entering new geographic locations. As companies broaden their product offerings and seek to enter new emerging markets, they are looking for outsourcing providers that can provide speed-to-market while reducing their capital and operating risk. To achieve these benefits, companies are seeking BPO providers with an extensive operating history, an established global footprint, the financial strength to invest in innovation to deliver more strategic capabilities and the ability to scale and meet customer demands quickly. Given our financial stability, geographic presence in 17 countries and our significant investment in standardized technology and processes, we believe that clients select TeleTech because we can quickly ramp large, complex business processes around the globe in a short period of time while assuring a high-quality experience for their customers.

Our Business Overview

We help Global 1000 clients optimize their customers’ experience by leveraging technology to improve the efficiency of their front- and back-office business processes while increasing customer satisfaction. We manage our clients’ outsourcing needs with the primary goal of delivering a high-quality customer experience while also reducing their total delivery costs.

Our solutions provide access to highly skilled people in 17 countries using standardized operating processes and a centralized delivery platform to:

•	Maximize revenue and customer profitability for our clients via highly sophisticated market segmentation, data analytic, and electronic direct marketing tools;

•	Support field sales teams and manage sales relationships with small and medium-sized businesses as well as governmental agencies;

•	Design, implement and manage e-commerce portals;

•	Manage the customer lifecycle, from acquiring and on-boarding through support and retention;

•	Design, implement and manage industry-specific end-to-end enterprise level back-office processes to achieve efficient and effective global service delivery for discrete or multiple back-office requirements;

•	Manage and host BPO delivery center environments including TeleTech OnDemandtm infrastructure and fully-integrated software applications through a monthly license subscription;

•	Provide services and tools for client’s internal human capital operations including talent acquisition, learning innovation services and performance optimization; and

•	Offer professional consulting services in each of the above areas.

Our Competitive Strengths

Entering a business services outsourcing relationship is typically a long-term strategic commitment for companies. The outsourced processes are usually complex and require a high degree of customization and integration with a client’s core operations. Accordingly, our clients tend to enter long-term contracts which provide us with a more predictable revenue stream. In addition, for many of our clients we provide services for multiple of their unique programs across their many lines of business. We have high levels of client retention due to our operational excellence and ability to meet our clients’ outsourcing objectives, as well as the significant transition costs required by our client to exit the relationship. Our client retention was 90% in 2010 and 88% in 2009.

We believe that our clients select us due to our:

•	Industry reputation and our position as one of the largest and most financially sound industry providers with 29 years of expertise in delivering complex BPO solutions across targeted industries;

•	Ability to scale infrastructure and employees worldwide using globally deployed best practices to ensure a consistent, high-quality service;

•	Ability to optimize the performance of our workforce through proprietary hiring, training and performance optimization tools; and

•	Commitment to continued product and services innovation to further the strategic capabilities of our clients.

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

The foundation of this platform is our four IP hosting centers known as TeleTech GigaPOPs®, which are located on three continents. These centers provide a fully integrated suite of voice and data routing, workforce management, quality monitoring, business analytic and storage capabilities. This enables anywhere to anywhere, real-time processing of our clients’ business needs from any location around the globe and is the foundation for new, innovative offerings including TeleTech OnDemandtm, TeleTech@Home and our suite of human capital solutions. This hub and spoke model enables us to provide our services at the lowest cost while increasing scalability, reliability, redundancy, asset utilization and the diversity of our service offerings.

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

Globally Deployed Best Operating Practices

Globally deployed best operating practices assure that we can deliver a consistent, scalable, high-quality experience to our clients’ customers from any of our 62 delivery centers or work from home associates around the world. Standardized processes include our approach to attracting, screening, hiring, training, scheduling, evaluating, coaching and maximizing associate performance to meet our clients’ needs. We provide real-time reporting on performance across the globe to ensure consistency of delivery. In addition, this information provides valuable insight into what is driving customer inquiries, enabling us to proactively recommend process changes to our clients to optimize their customers’ experience.

Innovative Human Capital Strategies

To effectively manage and leverage our human capital requirements, we have developed a proprietary suite of business processes, software tools and client engagement guidelines that work together to improve performance for our clients while enabling us to reduce time to hire, decrease employee turnover and improve time to service and quality of performance.

The three primary components of our human capital platform – Talent Acquisition, Learning Innovation Services and Performance Optimization – combine to form a powerful and flexible management system to streamline and standardize operations across our global delivery centers. These three components work together to allow us to make better hires, improve training quality and provide real-time feedback and incentives for performance.

Innovative New Revenue Opportunities

We continue to develop other innovative services that leverage our investment in a centralized and standardized delivery platform to meet our clients’ needs, and we believe that these solutions will represent a growing percentage of our future revenue.

TeleTech OnDemandtm

TeleTech OnDemandtm delivers a fully integrated suite of best-in-class business process applications on a hosted (software as a service) basis, providing streamlined delivery center technology, knowledge and services. This allows our clients to empower their associates with the same technology and best practices we use internally on a monthly subscription license model. With TeleTech OnDemandtm, there is no need for our clients to license software, purchase on-premise hardware, or increase staff to provide ongoing technology support.

Our TeleTech OnDemandtm solutions are easy to implement and scale seamlessly to support business growth, encompassing the full breadth of business process operations including Interaction Routing, Self-Service, Customer Experience Management, Employee Desktop Management, Business Intelligence and Performance Management. These solutions are based on our rigorous first-hand use, thus our hosted services are proven, reliable, scalable and continually refined and expanded.

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

Features of the TeleTech@Home offering include:

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

Clients

In 2010, we had no clients that represented at least 10% of our total annual revenue. Our top five and ten clients represented 39% and 63% of total revenue in 2010, respectively. We have experienced long-term relationships with our top five clients, ranging from four to 15 years, with the majority of these clients having completed multiple contract renewals with us.

Certain of our communications clients also provide us with telecommunication services through transactions that are negotiated at different times and with different legal entities. These clients currently represent approximately 15% of our total annual revenue. We believe each of these supplier contracts is negotiated on an arm’s length basis and that the terms are substantially the same as those that have been negotiated with unrelated vendors. Expenditures under these supplier contracts represent less than one percent of our total operating costs.

Competition

We compete with the in-house business process operations of our current and potential clients. We also compete with certain companies that provide BPO services including: Accenture Ltd.; Convergys Corporation; Genpact Limited, Sykes Enterprises Incorporated and Teleperformance, among others. We work with Accenture Ltd., Computer Sciences Corporation and IBM on a sub-contract basis and approximately 10% of our total revenue is generated from relationships with these system integrators.

We compete primarily on the basis of our 29 years of experience, our global locations, our quality and scope of services, our speed and flexibility of implementation, our technological expertise, and our total value delivered and contractual terms. A number of competitors may have different capabilities and resources than ours. Additionally, niche providers or new entrants could capture a segment of the market by developing new systems or services that could impact our market potential.

Seasonality

Historically, we experience a seasonal increase in revenue in the fourth quarter related to higher volumes from clients primarily in the healthcare, retail and other industries with seasonal businesses. Also, our operating margins in the first quarter are impacted by higher payroll-related taxes with our global workforce.

Employees

As of December 31, 2010, we had approximately 45,500 employees in 17 countries. Approximately 87% of these employees held full-time positions and 78% were located outside of the U.S. We have approximately 10,400 employees outside the U.S. and Canada covered by collective bargaining agreements. In most cases, the collective bargaining agreements are mandated under national labor laws. These collective bargaining agreements include employees in the following countries:

•	In Argentina, approximately 3,300 employees are covered by an industry-wide collective bargaining agreement with the Confederation of Commerce Employees that expires in April 2011;

•	In Brazil, approximately 700 employees are covered by industry-wide collective bargaining agreements with Sintratel and SintelMark that expire in January 2012;

•	In Mexico, we have approximately 4,000 employees covered by an industry-wide collective bargaining agreement with the Federacion Obrero Sindicalista that expires in January 2012;

•	In Spain, we have approximately 2,300 employees covered by industry-wide collective bargaining agreements with COMFIA-CCOO and FES-UGT that expires in December 2011; and

•	In Australia, approximately 100 employees are covered by a collective agreement adopted by TeleTech International, Pty. Ltd. under the provisions of the Contract Call Centres Award 2010 that expires in January 2013.

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

Risks Relating to Our Business

Recent changes in U.S. and global economic conditions could have an adverse effect on the profitability of our business

Our business is directly affected by the performance of our clients and general economic conditions. Recent turmoil in the financial markets has adversely affected economic activity in the U.S. and other regions of the world in which we do business. There is evidence that this is affecting demand for some of our services. In substantially all of our client programs, we generate revenue based, in large part, on the amount of time our employees devote to our clients’ customers. Consequently, the amount of revenue generated from any particular client program is dependent upon consumers’ interest in and use of our client’s products and/or services, which may be adversely affected by general economic conditions. Our clients may not be able to market or develop products and services that require their customers to use our services, especially as a result of the downturn in the U.S. and worldwide economy. Furthermore, a decline in our clients’ business or performance, including possible client bankruptcies, could impair their ability to pay for our services. Our business, financial condition, results of operations and cash flows would be adversely affected if any of our major clients were unable or unwilling, for any reason, to pay for our services.

A large portion of our revenue is generated from a limited number of clients, and the loss of one or more of our clients could cause a reduction in our revenue and operating results

We rely on strategic, long-term relationships with large, global companies in targeted industries. As a result, we derive a substantial portion of our revenue from relatively few clients. Our five largest clients collectively represented 39% of revenue in 2010 and 36% of revenue in 2009. Our ten largest clients represented 63% of revenue in 2010 and 58% of revenue in 2009. We did not have a client that represented 10% of our revenue in 2010. We had one client, T-Mobile, which represented 10% of our revenue in 2009.

We believe that a substantial portion of our total revenue will continue to be derived from a relatively small number of our clients in the future. The contracts with our ten largest clients expire between 2011 and 2012. We have historically renewed most of our contracts with our largest clients. However, there is no assurance that any contracts will be renewed or, if renewed, will be on terms as favorable as the existing contracts. The volumes and profit margins of our most significant programs may decline and we may not be able to replace such clients or programs with clients or programs that generate comparable revenue and profits. The loss of all or part of a major client’s business could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our concentration of business activities in certain geographic areas subjects us to risks that may harm our results of operations and financial condition

We have delivery centers in many countries, and some business activities may be concentrated in certain geographic areas, including the Philippines and Latin America. As a result, we are subject to risks that may interrupt or limit our ability to operate our delivery centers or increase the cost of operating in these geographic areas, which could harm our results of operations and financial condition, including:

•	security concerns, such as armed conflict and civil or military unrest, crime, political instability or terrorist activity;

•	health concerns;

•	natural disasters;

•	inefficient and limited infrastructure and disruptions, such as large-scale outages or interruptions of service from utilities, transportation, or telecommunications providers;

•	restrictions on our operations by governments seeking to support local industries, nationalization of our operations, and restrictions on our ability to repatriate earnings;

•	differing employment practices, prevailing wage rates and labor issues;

•	local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations; and

•	regulatory requirements and prohibitions that differ among jurisdictions.

We may be disproportionately exposed to interruption of or limitations to the operation of our business or increases in operating costs in these geographic areas due to these or other factors. As a result, any interruption or limitation of, or increase in costs related to, our operations in these geographic areas could harm our results of operations and financial condition.

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

However, because the majority of our business is inbound from our clients’ customer-initiated encounters, we have significantly higher utilization during peak (weekday) periods than during off-peak (night and weekend) periods. We have experienced periods of idle capacity, particularly in our multi-client delivery centers. Historically, we experience idle peak period capacity upon opening a new delivery center or termination or completion of a large client program. We may consolidate or close under-performing delivery centers in order to maintain or improve targeted utilization and margins. In the event we close delivery centers in the future, we may be required to record restructuring or impairment charges, which could adversely impact our results of operations. There can be no assurance that we will be able to achieve or maintain desired delivery center capacity utilization. As a result of the fixed costs associated with each delivery center, quarterly variations in client volumes, many of which are outside our control, can have a material adverse effect on our utilization rates. If our utilization rates are below expectations in any given period, our financial condition, results of operations and cash flows for that period could be adversely affected.

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

Our financial results may be impacted by foreign currency exchange risk

We serve an increasing number of our clients from delivery centers in other countries such as Argentina, Canada, Costa Rica, Mexico, the Philippines and South Africa. Contracts with these clients are typically priced, invoiced, and paid in U.S. dollars or other foreign currencies while the costs incurred to operate these delivery centers are denominated in the functional currency of the applicable operating subsidiary. Therefore, fluctuations between the currencies of the contracting and operating subsidiary present foreign currency exchange risks. In addition, because our financial statements are denominated in U.S. dollars, and approximately 25% of our revenue is derived from contracts denominated in other currencies, our results of operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

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

The counterparties to our hedge transactions are financial institutions or affiliates of financial institutions, and we are subject to risks that these counterparties become insolvent and fail to perform their financial obligations under these hedge transactions. Our hedging exposure to counterparty credit risk is not secured by any collateral. If one or more of the counterparties to one or more of our hedge transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our exposure will depend on many factors but, generally, our credit exposure will depend on foreign exchange rate movements relative to the contracted foreign exchange rate and whether any gains result that are not realized due to a counterparty default. While all of our counterparty financial institutions were investment grade rated by the national rating agencies as of December 31, 2010, we can provide no assurances as to the financial stability or viability of any of our counterparties.

We also have a revolving credit facility with a syndicate of financial institutions that were investment grade rated at December 31, 2010. We can provide no assurances as to the financial stability or viability of these financial and other institutions and their ability to fund their obligations when required under our agreements.

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

Our financial results and projections may be impacted by our ability to maintain and find new locations for our delivery centers in countries with stable wage rates

Our industry is labor-intensive and the majority of our operating costs relate to wages, employee benefits and employment taxes. As a result, our future growth is dependent upon our ability to find cost-effective locations in which to operate, both domestically and internationally. Some of our delivery centers are located in countries that have experienced rising standards of living, which may in turn require us to increase employee wages. In addition, approximately 10,400 employees outside the U.S. are covered by collective bargaining agreements. Although we anticipate that the terms of agreements will not impact us in a manner materially different than other companies located in these countries, we may not be able to pass increased labor costs on to our clients. There is no assurance that we will be able to find cost-effective locations. Any increases in labor costs may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

You may suffer significant dilution as a result of our outstanding stock options and our equity incentive programs

We have adopted benefit plans for the compensation of our employees and directors under which restricted stock units (“RSUs”) and options to purchase our common stock have been and will continue to be granted. Options to purchase approximately 2.9 million shares of our common stock were outstanding at December 31, 2010, of which approximately 2.9 million shares were exercisable. RSUs representing approximately 2.7 million shares were outstanding at December 31, 2010, all of which were unvested. The large number of shares issuable upon exercise of our options and other equity incentive grants could have a significant depressing effect on the market price of our stock and cause dilution to the earnings per share of our common stock.

Our Chairman and Chief Executive Officer has practical control over all matters requiring action by our stockholders

Kenneth D. Tuchman, our Chairman and Chief Executive Officer, beneficially owns approximately 54.5% of our common stock. As a result, Mr. Tuchman could exercise control over all matters requiring action by our stockholders, including the election of our entire Board of Directors. Therefore, a change in control of our company could not be effected without his approval.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have not received written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2010 fiscal year that remain unresolved.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in Englewood, Colorado, which consists of approximately 264,000 square feet of owned office space. In addition to the delivery centers discussed below, we also have small sales and consulting offices in several countries around the world.

As of December 31, 2010, excluding delivery centers we have exited, we operated 62 delivery centers that are classified as follows:

•	Multi-Client Center – We lease space for these centers and serve multiple clients in each facility;

•	Dedicated Center – We lease space for these centers and dedicate the entire facility to one client; and

•	Managed Center – These facilities are leased or owned by our clients and we staff and manage these sites on behalf of our clients in accordance with facility management contracts.

As of December 31, 2010, our delivery centers were located in the following countries:

	Multi-Client	Dedicated	Managed	Total Number of
	Centers	Centers	Centers	Delivery Centers

Argentina	4	–	2	6
Australia	2	1	–	3
Brazil	1	–	–	1
Canada	4	–	1	5
China	–	–	1	1
Costa Rica	1	–	–	1
England	–	–	1	1
Germany	–	–	1	1
Ghana	1	–	–	1
Mexico	3	–	–	3
New Zealand	1	–	–	1
Northern Ireland	1	–	–	1
Philippines	12	–	–	12
Scotland	–	1	2	3
South Africa	1	–	1	2
Spain	5	–	–	5
United States of America	6	3	6	15

Total	42	5	15	62

The leases for our delivery centers have remaining terms ranging from one to seven years and generally contain renewal options, with the exception of one center which we have subleased thru the lease completion in 2021. We believe that our existing delivery centers are suitable and adequate for our current operations, and we have plans to build additional centers to accommodate future business.

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

Securities Class Action

On January 25, 2008, a class action lawsuit was filed in the United States District Court for the Southern District of New York entitled Beasley v. TeleTech Holdings, Inc., et al. against TeleTech, certain current directors and officers and others alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act. The complaint alleges, among other things, false and misleading statements in the Registration Statement and Prospectus in connection with (i) a March 2007 secondary offering of common stock and (ii) various disclosures made and periodic reports filed by the Company between February 8, 2007 and November 8, 2007. On February 25, 2008, a second nearly identical class action complaint, entitled Brown v. TeleTech Holdings, Inc., et al., was filed in the same court. On May 19, 2008, the actions described above were consolidated under the caption In re: TeleTech Litigation and lead plaintiff and lead counsel were approved. On October 21, 2009, the Company and the other named defendants executed a stipulation of settlement with the lead plaintiffs to settle the consolidated class action lawsuit. On June 11, 2010, the United States District Court for the Southern District of New York issued final approval of the settlement. The Company paid $225,000 of the total settlement amount, which had been included in Other accrued expenses in the accompanying Consolidated Balance Sheets at December 31, 2009; the remaining settlement amount was covered by the Company’s insurance carriers.

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

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TTEC.” The following table sets forth the range of the high and low sales prices per share of the common stock for the quarters indicated as reported on the NASDAQ Global Select Market:

	High	Low

Fourth Quarter 2010	$22.00	$14.24
Third Quarter 2010	$15.33	$12.17
Second Quarter 2010	$18.13	$12.28
First Quarter 2010	$20.95	$16.64
Fourth Quarter 2009	$20.89	$14.82
Third Quarter 2009	$18.28	$14.05
Second Quarter 2009	$15.37	$10.01
First Quarter 2009	$11.89	$7.05

As of December 31, 2010, we had approximately 502 holders of record of our common stock. We have never declared or paid any dividends on our common stock and we do not expect to do so in the foreseeable future.

Stock Repurchase Program

The Company has a stock repurchase program which was initially authorized by the Company’s Board of Directors in November 2001. The Board periodically authorizes additional increases to the program. As of December 31, 2010, the cumulative authorized repurchase allowance was $412.3 million, of which we have purchased 28.8 million shares for $367.0 million. As of December 31, 2010, the remaining allowance under the program was approximately $45.3 million. For the period from January 1, 2011 through February 24, 2011, we have purchased an additional 1.2 million shares for $24.8 million. The stock repurchase program does not have an expiration date.

Issuer Purchases of Equity Securities During the Fourth Quarter of 2010

The following table provides information about our repurchases of equity securities during the quarter ended December 31, 2010:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total		Part of Publicly	Yet Be Purchased
	Number of	Average	Announced	Under the Plans
	Shares	Price Paid	Plans or	or Programs
Period	Purchased	per Share	Programs	(In thousands)

October 1, 2010 – October 31, 2010	265,794	$14.77	265,794	$23,047
November 1, 2010 – November 30, 2010	1,030,000	$17.66	1,030,000	$5,219
December 1, 2010 – December 31, 2010	475,829	$20.73	475,829	$45,357

Total	1,771,623		1,771,623

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2010, the number of shares of our common stock to be issued upon exercise of outstanding options, RSUs, warrants and rights, the weighted-average exercise price of outstanding options, warrants and rights, and the number of securities available for future issuance under equity-based compensation plans.

Number of
Securities
	Number of				Remaining Available
	Securities to be				for Future Issuance
	Issued Upon				Under Equity
	Exercise of		Weighted- Average		Compensation Plans
	Outstanding		Exercise Price of		(Excluding
	Options, RSUs,		Outstanding		Securities
	Warrants and Rights		Options, Warrants		Reflected in Column
Plan Category	(a)		and Rights(b)		(a))

Equity compensation plans approved by security holders	5,586,822	(1)	$10.81	(2)	3,790,684
Equity compensation plans not approved by security holders	–		$–		–

Total	5,586,822				3,790,684

(1)	Includes options to purchase 2,877,620 shares and 2,709,202 RSUs issued under our equity incentive plans.

(2)	Weighted average exercise price of outstanding stock options; excludes RSUs, which have no exercise price.

Stock Performance Graph

The graph depicted below compares the performance of TeleTech common stock with the performance of the NASDAQ Composite Index; the Russell 2000 Index; and customized peer group over the period beginning on December 31, 2005 and ending on December 31, 2010. We have chosen a “Peer Group” composed of Convergys Corporation (NYSE: CVG), Genpact Limited (NYSE: G), Sykes Enterprises, Incorporated (NASDAQ: SYKE) and Teleperformance (NYSE Euronext: RCF). We believe that the companies in the Peer Group are relevant to our current business model, market capitalization and position in the overall BPO industry.

The graph assumes that $100 was invested on December 31, 2005 in our common stock and in each comparison index, and that all dividends were reinvested. We have not declared any dividends on our common stock. Stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among TeleTech Holdings, Inc., The NASDAQ Composite Index,
The Russell 2000 Index, And A Peer Group

	December 31,
	2005	2006	2007	2008	2009	2010

TeleTech Holdings, Inc.	$100	$198	$177	$69	$166	$171
NASDAQ Composite	$100	$112	$125	$74	$107	$126
Russell 2000	$100	$118	$117	$77	$98	$124
Peer Group	$100	$143	$119	$71	$108	$111

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the related notes appearing elsewhere in this Form 10-K (amounts in thousands except per share amounts).

	Year Ended December 31,
	2010		2009		2008(11)		2007(11)		2006(11)

Statement of Operations Data
Revenue	$1,094,906		$1,167,915		$1,400,147		$1,369,632		$1,210,753
Cost of services	(789,697)		(820,517)		(1,024,451)		(1,001,459)		(882,809)
Selling, general and administrative	(165,812)		(180,039)		(199,495	)(5)	(207,528	)(5)	(199,995)
Depreciation and amortization	(50,218)		(56,991)		(59,166)		(55,953)		(51,989)
Other operating expenses	(15,434	)(1)	(9,659	)(4)	(8,077	)(6)	(22,904	)(8)	(2,195	)(10)

Income from operations	73,745		100,709		108,958		81,788		73,765
Other income (expense)	8,224	(2)	2,334		(4,354)		(6,437	)(9)	(4,442)
Provision for income taxes	(28,431	)(3)	(27,477)		(27,269	)(7)	(19,562)		(16,474	)(7)
Noncontrolling interest	(3,664)		(3,812)		(3,588)		(2,686)		(1,868)

Net income attributable to TeleTech shareholders	$49,874		$71,754		$73,747		$53,103		$50,981

Weighted average shares outstanding
Basic	60,361		62,891		68,208		70,228		69,184
Diluted	61,792		64,238		69,578		72,638		69,869
Net income per share attributable to TeleTech shareholders
Basic	$0.83		$1.14		$1.08		$0.76		$0.74
Diluted	$0.81		$1.12		$1.06		$0.73		$0.73
Balance Sheet Data
Total assets	$660,623		$640,167		$668,942		$760,295		$664,421

Total long-term liabilities	$33,554		$38,300		$127,949		$118,729		$111,800

(1)	Includes $13.1 million expense related to reductions in force; $0.4 million expense related to facility exit charges; and a $2.0 million expense related to the impairment of property and equipment.

(2)	Includes a $5.9 million gain due to the settlement of a Newgen legal claim.

(3)	Includes a $5.6 million expense related to repatriation of $105 million of foreign earnings previously considered permanently invested outside the U.S., an increase of $2.5 million in the U.S. deferred tax liability related to foreign tax assets that can no longer offset taxable income in more than one jurisdiction, an increase of $6.6 million in the deferred tax valuation allowance, and a $2.3 million tax expense related to the legal settlement included in Other income (expense) (as discussed above), offset by a $4.0 million benefit related to foreign tax planning strategies associated with the international operations.

(4)	Includes $5.5 million expense related to reductions in force; $0.6 million expense related to facility exit charges; $1.0 million benefit related to the revised estimates of facility exit charges; and a $4.6 million expense related to the impairment of property and equipment.

(5)	Includes $14.6 million and $11.5 million for 2008 and 2007, respectively, for costs incurred for the Company’s review of its equity-based compensation practices and restatement of the Consolidated Financial Statements.

(6)	Includes $3.2 million expense related to reductions in force; $2.8 million expense related to facility exit charges; and a $2.0 million expense related to the impairment of property and equipment.

(7)	Includes benefits due to the reversal of income tax valuation allowances of $3.9 million and $5.7 million for the years 2008 and 2006, respectively. The year 2006 includes a $3.3 million benefit due to the Enhansiv Holdings, Inc. loss carry forward.

(8)	Includes the following items: $13.4 million expense related to the impairment of goodwill; $2.4 million expense related to the impairment of property and equipment; $3.7 million expense related to reductions in force; and $3.4 million expense related to facility exit charges.

(9)	Includes a net $0.9 million benefit related to the sale of assets; and a $2.2 million benefit related to the execution of a software and intellectual property license agreement.

(10)	Includes $1.0 million expense related to reductions in force; $0.8 million expense related to facility exit costs; and a $0.6 million expense related to the impairment of property and equipment.

(11)	Presentation has been recast in accordance with the application of new accounting guidance for non-controlling interest. See Note 1 to the Consolidated Financial Statements.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Executive Summary

TeleTech is one of the largest and most geographically diverse global providers of business process outsourcing solutions. We have a 29-year history of designing, implementing and managing critical business processes for Global 1000 companies to help them optimize their customers’ experience, grow revenue, increase their operating efficiencies, improve quality and lower costs. By delivering a high-quality customer experience through the effective integration of customer-facing, front-office processes with internal back-office processes, we enable our clients to better serve, grow and retain their customer base. We have developed deep vertical industry expertise and support more than 275 business process outsourcing programs serving approximately 85 global clients in the automotive, broadband, cable, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel, and wireline and wireless communication industries.

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

Revenue in 2010 decreased over the prior year primarily due to the global economic slowdown resulting in a decline in our current call volumes and delayed client purchasing decisions. In addition, the continued migration of several of our clients to our offshore delivery centers, and proactive management of underperforming business and geographies out of our portfolio has impacted our revenue. We believe that our revenue will grow over the long-term as global demand for our services is fueled by the following trends:

•	Focus on providers who can offer fully integrated revenue generation solutions. A focus on providers who can offer fully integrated revenue generation solutions to target new or underpenetrated markets and improve revenue and profitability through customer acquisition, retention and growth by leveraging the profitability potential of each customer.

•	Integration of front- and back-office business processes to provide increased operating efficiencies and an enhanced customer experience especially in light of the weakening global economic environment. Companies have realized that integrated business processes reduce operating costs and allow customer needs to be met more quickly and efficiently resulting in higher customer satisfaction and brand loyalty thereby improving their competitive position. A majority of our historic revenue has been derived from providing customer-facing front-office solutions to our clients. Given that our global delivery centers are also fully capable of providing back-office solutions, we are uniquely positioned to grow our revenue by winning more back-office opportunities and providing the services during non-peak hours with minimal incremental investment. Furthermore, by spreading our fixed costs across a larger revenue base and increasing our asset utilization, we expect our profitability to improve over time.

•	Increasing percentage of company operations being outsourced to most capable third-party providers. Having experienced success with outsourcing a portion of their business processes, companies are increasingly inclined to outsource a larger percentage of this work. We believe companies will continue to consolidate their business processes with third-party providers, such as TeleTech, who are financially stable and able to invest in their business while also demonstrating an extensive global operating history and an ability to cost effectively scale to meet their evolving needs.

•	Increasing adoption of outsourcing across broader groups of industries. Early adopters of the business process outsourcing trend, such as the media and communications industries, are being joined by companies in other industries, including healthcare, retail and financial services. These companies are beginning to adopt outsourcing to improve their business processes and competitiveness. For example, we see increasing interest in our services from companies in the healthcare, retail and financial services industries. We believe the number of other industries that will adopt or increase their level of outsourcing will continue to grow, further enabling us to increase and diversify our revenue and client base.

•	Focus on speed-to-market by companies launching new products or entering new geographic locations. As companies broaden their product offerings and seek to enter new emerging markets, they are looking for outsourcing providers that can provide speed-to-market while reducing their capital and operating risk. To achieve these benefits, companies are seeking BPO providers with an extensive operating history, an established global footprint, the financial strength to invest in innovation to deliver more strategic capabilities and the ability to scale and meet customer demands quickly. Given our financial stability, geographic presence in 17 countries and our significant investment in standardized technology and processes, we believe that clients select TeleTech because we can quickly ramp large, complex business processes around the globe in a short period of time while assuring a high-quality experience for their customers.

Our Strategy

Our objective is to become the world’s largest, most technologically advanced and innovative provider of customer-centric BPO solutions. Companies within the Global 1000 are our primary client targets due to their size, global reach, focus on outsourcing and desire for a BPO provider who can offer an end-to-end suite of fully-integrated, globally scalable solutions. We have developed, and continue to invest in, a broad set of capabilities designed to serve this growing client need. These investments include our recently completed acquisition of a majority interest in Peppers and Rogers Group to further enhance our professional services capabilities. In addition, we have begun to offer cloud-based ‘hosted services’ where clients can license any aspect of our global network and proprietary applications. While the revenue from these offerings is small relative to our consolidated revenue, we believe it will continue to grow as these services become more widely adopted by our clients. We aim to further improve our competitive position by investing in a growing suite of new and innovative business process services across our targeted industries.

Our business strategy to increase revenue, profitability and our industry position includes the following elements:

•	Capitalize on the favorable trends in the global outsourcing environment, which we believe will include more companies that want to:

-	Seek a provider that can deliver strategic consulting and operational execution around customer-centric strategies;

-	Adopt or increase BPO services;

-	Consolidate outsourcing providers with those that have a solid financial position, adequate capital resources to sustain a long-term relationship and globally diverse delivery capabilities across a broad range of solutions;

-	Modify their approach to outsourcing based on total value delivered versus the lowest priced provider;

-	Create focused revenue generation capabilities in targeted market segments;

-	Better integrate front- and back-office processes; and

-	Take advantage of cost efficiencies through the adoption of cloud-based technology solutions.

•	Deepen and broaden our relationships with existing clients;

•	Win business with new clients and focus on end-to-end offerings in targeted industries where we expect accelerating adoption of business process outsourcing;

•	Continue to invest in innovative proprietary technology and new business offerings;

•	Continue to diversify revenue into higher-margin offerings such as professional services, talent acquisition, learning innovation services and our hosted TeleTech OnDemandtm capabilities;

•	Continue to improve our operating margins through selective profit improvement initiatives and increased asset utilization of our globally diverse delivery centers;

•	Scale our work from home initiative to increase operational flexibility; and

•	Selectively pursue acquisitions that extend our capabilities, geographic reach and/or industry expertise.

Our 2010 Financial Results

In 2010, our revenue decreased 6.3% to $1,095 million over the 2009 year, which included an increase of 3.7% or $43.3 million due to fluctuations in foreign currency rates. Our income from operations decreased 26.8% to $73.7 million or 6.7% of revenue in 2010 from $100.7 million or 8.6% of revenue in 2009. This revenue decrease was due to a decline in existing client volumes in light of the continuing global recessionary economic environment, the continued migration of several of our clients to our offshore delivery centers and proactive management of underperforming business and geographies out of our portfolio. Income from operations in 2010 included $13.5 million and $2.0 million of restructuring charges and asset impairments, respectively.

Our offshore delivery centers serve clients based both in North America and in other countries. Our offshore delivery capacity spans six countries with 23,600 workstations and currently represents 72% of our global delivery capabilities. Revenue from services provided in these offshore locations was $492.6 million and represented 45% of our total revenue for 2010, compared to $556.5 million and 48% of our total revenue for 2009.

Our strong financial position due to our cash flow from operations allowed us to finance our capital needs and stock repurchases primarily through internally generated cash flows. At December 31, 2010, we had $119.4 million of cash and cash equivalents, total debt of $4.9 million, and a total debt to total capitalization ratio of 1.1%. During 2010, we repurchased 5.0 million shares of our common stock for $80.3 million under the stock repurchase program. Since inception of the program through December 31, 2010, the Board has authorized the repurchase of shares up to an aggregate value of $412.3 million, of which we have purchased 28.8 million shares for $367.0 million. As of December 31, 2010, we held 29.5% of our outstanding shares of common stock in treasury.

Business Overview

Our BPO business provides outsourced business process and customer management services along with strategic consulting for a variety of industries through global delivery centers. Our North American BPO segment is comprised of sales to all clients based in North America (encompassing the U.S. and Canada), while our International BPO segment is comprised of sales to all clients based in all countries outside of North America.

See Note 4 to the Consolidated Financial Statements for additional discussion regarding the preparation of our segment information.

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

We have historically experienced annual attrition of existing client programs of approximately 6% to 12% of our revenue. Attrition of existing client programs during 2010 and 2009 was 10% and 12%, respectively.

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

Our ability to renew or enter into new multi-year contracts, particularly large complex opportunities, is dependent upon the macroeconomic environment in general and the specific industry environments in which our clients operate. Continued weakness in the U.S. or the global economy could lengthen sales cycles or cause delays in closing new business opportunities.

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

As of December 31, 2010, we had deferred start-up Training revenue, net of Training costs, of $5.0 million that will be recognized into our income from operations over the remaining life of the corresponding contracts ($2.9 million will be recognized within the next 12 months). See Note 15 to the Consolidated Financial Statements for further discussion of deferred training revenue and costs.

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

We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of December 31, 2010, the overall capacity utilization in our multi-client centers was 70%. The table below presents workstation data for our multi-client centers as of December 31, 2010 and 2009. Dedicated and Managed Centers (3,125 and 3,956 workstations, at December 31, 2010 and 2009, respectively) are excluded from the workstation data as unused workstations in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	December 31, 2010			December 31, 2009
	Total			Total
	Production		% In	Production		% In
	Workstations	In Use	Use	Workstations	In Use	Use

Multi-client centers
Sites open >1 year	29,011	20,375	70%	31,525	20,907	66%
Sites open <1 year	792	509	64%	119	39	33%

Total multi-client centers	29,803	20,884	70%	31,644	20,946	66%

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

Overall

As shown in the “Results of Operations” section which follows later, our income from operations has decreased for both our North American and International BPO segments, The decreases are attributable to reduced revenue for both segments due to the economic slowdown as discussed above, an increase in expenses relating to transitioning work on certain client programs to lower cost operating centers, and increased restructuring charges related to aligning our capacity and workforce to our current business needs.

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

Periodically we make certain expenditures related to acquiring contracts or provide up front discounts for future services to existing customers (recorded as Contract acquisition costs in the accompanying Consolidated Balance Sheets). Those expenditures are capitalized and amortized in proportion to the expected future revenue from the contract, which in most cases results in straight-line amortization over the life of the contract. Amortization of these amounts is recorded as a reduction of revenue.

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

Interest and penalties relating to income taxes and uncertain tax positions are accrued net of tax in Provision for income taxes in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Impairment of Long-Lived Assets

We evaluate the carrying value of property, plant and equipment and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An asset is considered to be impaired when the forecasted undiscounted cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates.

Goodwill and Indefinite-Lived Intangible Assets

We evaluate indefinite-lived intangible assets and goodwill for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An intangible asset with an indefinite life (a trade name) is evaluated for possible impairment by comparing the fair value of the asset with its carrying value. Fair value is estimated as the discounted value of future revenues arising from a trade name using a royalty rate that an independent party would pay for use of that trade name. An impairment charge is recorded if the trade name’s carrying value exceeds its estimated fair value. Impairment of goodwill occurs when the carrying amount exceeds its estimated fair value. The impairment, if any, is measured based on the estimated fair value of the reporting unit. We aggregate segment components with similar economic characteristics in forming a reporting unit; aggregation can be based on types of customers, methods of distribution of services, shared operations, acquisition history, and management judgment and reporting.

We estimate fair value using discounted cash flows of the reporting units. The most significant assumptions used in these analyses are those made in estimating future cash flows. In estimating future cash flows, we use financial assumptions in our internal forecasting model such as projected capacity utilization, projected changes in the prices we charge for our services, projected labor costs, as well as contract negotiation status. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate. We use a discount rate we consider appropriate for the country where the business unit is providing services. As of December 31, 2010, the Company’s assessment of goodwill impairment indicated that the fair values of the Company’s reporting units were substantially in excess of their estimated carrying values, and therefore goodwill in the reporting units was not impaired. If actual results are less than the assumptions used in performing the impairment test, the fair value of the reporting units may be significantly lower, causing the carrying value to exceed the fair value and indicating an impairment has occurred.

Restructuring Liability

We routinely assess the profitability and utilization of our delivery centers and existing markets. In some cases, we have chosen to close under-performing delivery centers and complete reductions in workforce to enhance future profitability. Severance payments that occur from reductions in workforce are in accordance with postemployment plans and/or statutory requirements that are communicated to all employees upon hire date; therefore, we recognize severance liabilities when they are determined to be probable and reasonably estimable. Other liabilities for costs associated with an exit or disposal activity are recognized when the liability is incurred, rather than upon commitment to a plan.

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

All derivative financial instruments are reported in the accompanying Consolidated Balance Sheets at fair value. Changes in fair value of derivative instruments designated as cash flow hedges are recorded in Accumulated other comprehensive income (loss), a component of Stockholders’ Equity, to the extent they are deemed effective. Based on the criteria established by current accounting standards, all of our cash flow hedge contracts are deemed to be highly effective. Changes in fair value of any net investment hedge are recorded in cumulative translation adjustment in Accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets offsetting the change in cumulative translation adjustment attributable to the hedged portion of our net investment in the foreign operation. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction within Revenue. Gains and losses from the settlements of our net investment hedge remain in Accumulated other comprehensive income (loss) until partial or complete liquidation of the applicable net investment.

We also enter into fair value derivative contracts to reduce our exposure to foreign currency exchange rate fluctuations associated with changes in asset and liability balances. Changes in the fair value of derivative instruments designated as fair value hedges affect the carrying value of the asset or liability hedged, with changes in both the derivative instrument and the hedged asset or liability being recognized in Other income (expense), net in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Explanation of Key Metrics and Other Items

Cost of Services

Cost of services principally include costs incurred in connection with our BPO operations, including direct labor, telecommunications, printing, postage, sales and use tax and certain fixed costs associated with delivery centers. In addition, cost of services includes income related to grants we may receive from local or state governments as an incentive to locate delivery centers in their jurisdictions which reduce the cost of services for those facilities.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (amounts in thousands):

	Year Ended December 31,
	2010	2009		2008

Net cash provided by operating activities	$134,455	$160,672		$160,566
Purchases of property, plant and equipment	26,800	24,188	(1)	61,712	(1)

Free cash flow	$107,655	$136,484		$98,854

(1)	Purchases of property, plant and equipment for the years ended December 31, 2009 and 2008 are net of proceeds from a government grant of $0.8 million and $4.3 million, respectively.

We discuss factors affecting free cash flow between periods in the “Liquidity and Capital Resources” section below.

RESULTS OF OPERATIONS

Year Ended December 31, 2010 Compared to December 31, 2009

The following tables are presented to facilitate Management’s Discussion and Analysis. The following table presents results of operations by segment for the years ended December 31, 2010 and 2009 (dollar amounts in thousands):

	Year Ended December 31, 2010
		% of		% of
		Segment		Segment
	2010	Revenue	2009	Revenue	$ Change	% Change

Revenue
North American BPO	$824,265		$886,738		$(62,473)	–7.0%
International BPO	270,641		281,177		(10,536)	–3.7%

	$1,094,906		$1,167,915		$(73,009)	–6.3%
Cost of services
North American BPO	$572,413	69.4%	$598,040	67.4%	$(25,627)	–4.3%
International BPO	217,284	80.3%	222,477	79.1%	(5,193)	–2.3%

	$789,697	72.1%	$820,517	70.3%	$(30,820)	–3.8%
Selling, general and administrative
North American BPO	$119,845	14.5%	$132,399	14.9%	$(12,554)	–9.5%
International BPO	45,967	17.0%	47,640	16.9%	(1,673)	–3.5%

	$165,812	15.1%	$180,039	15.4%	$(14,227)	–7.9%
Depreciation and amortization
North American BPO	$38,652	4.7%	$39,603	4.5%	$(951)	–2.4%
International BPO	11,566	4.3%	17,388	6.2%	(5,822)	–33.5%

	$50,218	4.6%	$56,991	4.9%	$(6,773)	–11.9%
Restructuring charges, net
North American BPO	$8,206	1.0%	$3,388	0.4%	$4,818	142.2%
International BPO	5,270	1.9%	1,684	0.6%	3,586	212.9%

	$13,476	1.2%	$5,072	0.4%	$8,404	165.7%
Impairment losses
North American BPO	$1,387	0.2%	$1,811	0.2%	$(424)	–23.4%
International BPO	571	0.2%	2,776	1.0%	(2,205)	–79.4%

	$1,958	0.2%	$4,587	0.4%	$(2,629)	–57.3%
Income (loss) from operations
North American BPO	$83,762	10.2%	$111,497	12.6%	$(27,735)	–24.9%
International BPO	(10,017)	–3.7%	(10,788)	–3.8%	771	7.1%

	$73,745	6.7%	$100,709	8.6%	$(26,964)	–26.8%
Other income (expense), net	$8,224	0.8%	$2,334	0.2%	$5,890	252.4%

Provision for income taxes	$(28,431)	–2.6%	$(27,477)	–2.4%	$(954)	–3.5%

Revenue

Revenue for North American BPO for 2010 compared to 2009 was $824.3 million and $886.7 million, respectively. The decrease in revenue for North American BPO was due to program completions of $64.3 million, net decreases in client programs of $44.3 million, and a $2.0 million reduction to revenue for disputed service delivery issues, offset by net increases in short-term government programs of $16.9 million, and a $31.3 million increase due to realized gains on cash flow hedges and positive changes in foreign currency translation.

Revenue for International BPO for 2010 compared to 2009 was $270.6 million and $281.2 million, respectively. The decrease in revenue for International BPO was due to program completions of $28.8 million, offset by net increases in client programs of $6.2 million, and positive changes in foreign currency translation of $12.0 million.

Our offshore delivery capacity represented 72% of our global delivery capabilities at December 31, 2010. In 2010 revenue from services provided in these offshore locations was $492.6 million and represented 45% of our total revenue. In 2009 revenue from services provided in these offshore locations was $556.5 million and represented 48% of our total revenue. An important component of our growth strategy is continued expansion of services delivered from our offshore locations, which contributes to our higher margins, along with our technology and consulting related projects. Factors that may impact our ability to maintain our offshore operating margins include potential increases in competition for the available workforce, the trend of higher occupancy costs and foreign currency fluctuations.

Cost of Services

Cost of services for North American BPO for 2010 compared to 2009 was $572.4 million and $598.0 million, respectively. Cost of services as a percentage of revenue in North American BPO increased compared to the prior year due to a decrease in the percentage of revenue generated from services provided in our offshore delivery centers and lower capacity utilization. In absolute dollars the decrease was due to a $35.3 million decrease in employee related expenses due to lower volumes in existing client programs and the completion of client programs, and a $3.0 million decrease in technology costs, offset by a $4.2 million increase in telecommunications expenses primarily associated with a short-term government program, a $3.0 million decrease in training grant reimbursements, a $1.9 million increase for rent and related expenses and operating leases, and a $1.1 million increase in contract labor, and a $2.5 million net increase in other expenses.

Cost of services for International BPO for 2010 compared to 2009 was $217.3 million and $222.5 million, respectively. Cost of services as a percentage of revenue in International BPO increased slightly compared to the prior year due to lower capacity utilization, and the inability to rapidly reduce costs in certain markets due to local labor agreements and regulatory requirements. In absolute dollars the decrease was due to a $2.8 million decrease in employee related expenses due to the migration of several clients from onshore delivery centers to offshore delivery centers, lower volumes for some client programs and the completion of client programs, a $0.8 million decrease in sales and use taxes, and a $2.5 million net decrease in other expenses, offset by a $0.9 million increase in rent and related expenses.

Selling, General and Administrative

Selling, general and administrative expenses for North American BPO for 2010 compared to 2009 were $119.8 million and $132.4 million, respectively. The expenses decreased in both absolute dollars and as a percentage of revenue. The decrease in absolute dollars was due to a $12.1 million decrease in employee expenses and incentive compensation expense, a $1.4 million decrease in bad debts, and a $1.0 million decrease in litigation settlements, offset by a $1.2 million net increase in other expenses, and a $0.7 million increase in corporate business insurance expense.

Selling, general and administrative expenses for International BPO for 2010 compared to 2009 were $46.0 million and $47.6 million, respectively. The expenses decreased in absolute dollars while increasing slightly as a percentage of revenue. The decrease in absolute dollars was due to a decrease of $2.3 million for employee expenses and incentive compensation expense, a $1.3 million decrease in telecommunication expenses, and a $0.8 million decrease in rent and operating lease expenses, offset by a $1.3 million net increase in other expenses, a $0.9 million increase in litigation settlements, and a $0.6 million increase in bad debts.

Depreciation and Amortization

Depreciation and amortization expense on a consolidated basis for 2010 and 2009 was $50.2 million and $57.0 million, respectively. For the North American BPO segment, the depreciation expense decreased slightly in absolute value while it increased slightly as a percentage of revenue as compared to the prior year. For the International BPO segment, the depreciation expense decreased in absolute value and as a percentage of revenue as compared to the prior year. This decrease in value was due to a decrease in capital expenditures, restructuring activities and delivery center closures which have better aligned our capacity to our operational needs as well as asset impairments recorded during 2009 and 2010, resulting in the reduction of long-lived assets utilized, thereby reducing depreciation expense year over year.

Restructuring Charges

During 2010, we recorded a net $13.5 million of restructuring charges compared to $5.1 million in 2009. During 2010, we undertook reductions in both our North American BPO and International BPO segments to better align our capacity and workforce with the current business needs. We recorded $13.1 million in severance related expenses, and $0.4 million in delivery center closure costs in both the North American BPO and International BPO segments. During 2009, we recorded $5.5 million in severance related expenses and $0.6 million in delivery center closure costs in both the North American BPO and International BPO segments, and a $1.0 million reduction in our estimates of previously recorded delivery center closure charges in the North American BPO segment.

Impairment Losses

During 2010, we recorded $2.0 million of impairment charges compared to $4.6 million of impairment charges in 2009. In both 2010 and 2009, these impairment charges related to the reduction of the net book value of certain leasehold improvements in both the North American BPO and International BPO segments.

Other Income (Expense)

For 2010, interest income decreased to $2.1 million from $2.6 million in 2009, primarily due to lower cash and cash equivalent balances and lower interest rates. Interest expense remained relatively flat between 2010 and 2009 at $3.2 million. Other income increased during 2010 as a result of a $5.9 million settlement of a Newgen Results Corporation (“Newgen”) legal claim (see Note 3 to the accompanying Notes to the Consolidated Financial Statements).

Income Taxes

The effective tax rate for 2010 was 34.7%. This compared to an effective tax rate of 26.7% in 2009. The 2010 effective tax rate increased due to $5.6 million in incremental income taxes owed to the U.S. associated with our decision to repatriate $104.8 million in foreign earnings which had previously been considered permanently invested outside the United States. In addition, income taxes increased because we recorded a $2.5 million deferred tax liability in the U.S. related to foreign tax assets that will no longer be able to offset tax in more than one jurisdiction. Income taxes also increased due to a $6.6 million increase to the deferred tax valuation allowance, $3.7 million of this increase arising in the fourth quarter due to our change in judgment concerning the recoverability of tax assets in one European jurisdiction. Income taxes also increased by $2.3 million related to the $5.9 million gain recorded in Other income (expense), net as discussed above and $0.7 million of other charges. Offsetting these increases is a $4.0 million reduction to income taxes for foreign tax planning strategies associated with our international operations. Without these items our effective tax rate for 2010 would have been 19.3%.

Year Ended December 31, 2009 Compared to December 31, 2008

The following table presents results of operations by segment for the years ended December 31, 2009 and 2008 (amounts in thousands):

	Year Ended December 31, 2009
		% of		% of
		Segment		Segment
	2009	Revenue	2008	Revenue	$ Change	% Change

Revenue
North American BPO	$886,738		$1,020,722		$(133,984)	–13.1%
International BPO	281,177		379,425		(98,248)	–25.9%
Database Marketing and Consulting	–		–		–	–

	$1,167,915		$1,400,147		$(232,232)	–16.6%
Cost of services
North American BPO	$598,040	67.4%	$726,114	71.1%	$(128,074)	–17.6%
International BPO	222,477	79.1%	298,230	78.6%	(75,753)	–25.4%
Database Marketing and Consulting	–	–	107	–	(107)	–100.0%

	$820,517	70.3%	$1,024,451	73.2%	$(203,934)	–19.9%
Selling, general and administrative
North American BPO	$132,399	14.9%	$145,338	14.2%	$(12,939)	–8.9%
International BPO	47,640	16.9%	53,755	14.2%	(6,115)	–11.4%
Database Marketing and Consulting	–	–	402	–	(402)	–100.0%

	$180,039	15.4%	$199,495	14.2%	$(19,456)	–9.8%
Depreciation and amortization
North American BPO	$39,603	4.5%	$41,385	4.1%	$(1,782)	–4.3%
International BPO	17,388	6.2%	17,756	4.7%	(368)	–2.1%
Database Marketing and Consulting	–	–	25	–	(25)	–100.0%

	$56,991	4.9%	$59,166	4.2%	$(2,175)	–3.7%
Restructuring charges, net
North American BPO	$3,388	0.4%	$2,947	0.3%	$441	15.0%
International BPO	1,684	0.6%	3,169	0.8%	(1,485)	–46.9%
Database Marketing and Consulting	–	–	(57)	–	57	100.0%

	$5,072	0.4%	$6,059	0.4%	$(987)	–16.3%
Impairment losses
North American BPO	$1,811	0.2%	$1,854	0.2%	$(43)	–2.3%
International BPO	2,776	1.0%	164	0.0%	2,612	1593%
Database Marketing and Consulting	–	–	–	–	–	–

	$4,587	0.4%	$2,018	0.1%	$2,569	127.3%
Income (loss) from operations
North American BPO	$111,497	12.6%	$103,084	10.1%	$8,413	8.2%
International BPO	(10,788)	–3.8%	6,351	1.7%	(17,139)	–269.9%
Database Marketing and Consulting	–	–	(477)	–	477	–100.0%

	$100,709	8.6%	$108,958	7.8%	$(8,249)	–7.6%

Other income (expense), net	$2,334	0.2%	$(4,354)	–0.3%	$6,688	–153.6%

Provision for income taxes	$(27,477)	–2.4%	$(27,269)	–1.9%	$(208)	–0.8%

Revenue

Revenue for North American BPO for 2009 compared to 2008 was $886.7 million and $1,020.7 million, respectively. The decrease in revenue for North American BPO was due to net decreases in client programs of $20.0 million, along with certain program terminations of $90.8 million, and a $23.2 million decrease due to realized losses on cash flow hedges purchased to reduce our exposure to foreign currency exchange rate fluctuations for revenue delivered in a different country from where the client is located.

Revenue for International BPO for 2009 compared to 2008 was $281.2 million and $379.4 million, respectively. The decrease in revenue for International BPO was due to a net increase in client programs of $9.7 million, offset by certain program terminations of $73.8 million, and negative changes in foreign exchange translation rates causing a decrease in revenue of $34.1 million.

Our strategy of continuing to increase our offshore revenue delivery resulted in an increase in our percentage of offshore revenue. Our offshore delivery capacity represented 72% of our global delivery capabilities at December 31, 2009. Revenue in these offshore locations was $556.6 million and represented 48% of our total revenue for 2009. Revenue in these offshore locations was $628.3 million and represented 45% of our total revenue for 2008. An important component of our growth strategy is continued international expansion which is one of several factors contributing to our higher margins along with increased technology and consulting related projects. Factors that may impact our ability to maintain our offshore operating margins include potential increases in competition for the available workforce, the trend of higher occupancy costs and foreign currency fluctuations.

Cost of Services

Cost of services for North American BPO for 2009 compared to 2008 was $598.0 million and $726.1 million, respectively. Cost of services as a percentage of revenue in North American BPO decreased compared to the prior year. In absolute dollars the decrease was due to a $114.2 million decrease in employee related expenses due to lower volumes in existing client programs and program terminations, a $6.6 million decrease for telecommunications expense due to reductions in client volume and the closure of several delivery centers, a $5.5 million decrease for rent and related expenses due to the closure of several delivery centers, and a $1.8 million net decrease in other expenses.

Cost of services for International BPO for 2009 compared to 2008 was $222.5 million and $298.2 million, respectively. Cost of services as a percentage of revenue in International BPO increased slightly compared to the prior year. In absolute dollars the decrease was due to a $67.3 million decrease in employee related expenses due to program terminations and changes in the foreign currency rates, a $3.5 million decrease for rent and related expenses due to the closure of several delivery centers, a $2.7 million decrease in sales and use tax, and a $2.2 million net decrease in other expenses.

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

Depreciation and Amortization

Depreciation and amortization expense on a consolidated basis for 2009 and 2008 was $57.0 million and $59.2 million, respectively. For North American BPO, the depreciation expense decreased in absolute value while it increased slightly as a percentage of revenue as compared to the prior year. This decrease in value was due to restructuring activities and delivery center closures which have better aligned our capacity to our operational needs. For International BPO, the depreciation expense decreased in absolute value while it increased as a percentage of revenue as compared to the prior year. During 2009 we shortened the useful life of certain telephony assets, resulting in the acceleration of $1.8 million of depreciation expense in the period in the International BPO. This increase was offset by decreases in depreciation expense due to delivery center closures which have better aligned our capacity to our operational needs.

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

Income Taxes

The effective tax rate for 2009 was 26.7%. This compared to an effective tax rate of 26.1% in 2008. The 2009 effective tax rate was positively influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. The effective tax rate for 2008 of 26.1% was lower than the statutory rate due to the release of $3.9 million of valuation allowance in the United Kingdom, the Netherlands and the United States and a net reduction of $0.1 million of liabilities for uncertain tax positions.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Agreement, dated October 1, 2010 (the “Credit Agreement”). During the year ended December 31, 2010, we generated positive operating cash flows of $134.5 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

We manage a centralized global treasury function in the United States with a particular focus on concentrating and safeguarding our global cash and cash equivalent reserves. While we generally prefer to hold U.S. Dollars, we maintain adequate cash in the functional currency of our foreign subsidiaries to support local operating costs. While there are no assurances, we believe our global cash is protected given our cash management practices, banking partners, and utilization of low-risk investments.

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

Quantitative and Qualitative Disclosures About Market Risk, Foreign Currency Risk, for further discussion.

We primarily utilize our Credit Agreement to fund working capital, stock repurchases, and other strategic and general operating purposes. As of December 31, 2010 and 2009, we had no outstanding borrowings under our Credit Agreement. After consideration for issued letters of credit under the Credit Agreement, totaling $4.6 million, our remaining borrowing capacity was $345.4 million as of December 31, 2010. As of December 31, 2010, we were in compliance with all covenants and conditions under our Credit Agreement.

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

The following discussion highlights our cash flow activities during the years ended December 31, 2010, 2009, and 2008.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $119.4 million and $109.4 million as of December 31, 2010 and 2009, respectively.

Cash Flows from Operating Activities

We reinvest our cash flows from operating activities in our business for strategic acquisitions or in the purchase of our outstanding stock. For the years 2010, 2009 and 2008 we reported net cash flows provided by operating activities of $134.5 million, $160.7 million and $160.6 million, respectively. The net decrease from 2009 to 2010 was primarily due to a $22.0 million decrease in net income, and a $27.3 million decrease in the collection of accounts receivable, offset by a $38.8 million increase in accounts payable and accrued expenses. Our cash from operating activities in 2009 was relatively unchanged from 2008.

Cash Flows from Investing Activities

We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the years 2010, 2009 and 2008, we reported net cash flows used in investing activities of $43.2 million, $29.8 million and $62.1 million, respectively. The net decrease from 2009 to 2010 was primarily due to the $12.8 million payment for the acquisition of Peppers & Rogers Group, the payment of a $3.6 million Newgen claim, and a $1.8 million increase in net capital expenditures, offset by a $3.9 million decrease in contract acquisition costs paid. The decrease from 2008 to 2009 was primarily due to a $37.5 million reduction in net capital expenditures.

Cash Flows from Financing Activities

For the years 2010, 2009 and 2008, we reported net cash flows used in financing activities of $85.9 million, $114.9 million and $75.6 million, respectively. The change from 2009 to 2010 was due to a decrease in net payments on our line of credit of $80.8 million offset by an increase in cash used to purchase common stock of $45.5 million. The change from 2008 to 2009 was due to an increase in net payments on our line of credit of $96.2 million offset by decreased purchases of common stock of $54.8 million.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” for definition of free cash flow) was $107.7 million, $136.5 million and $98.9 million for the years 2010, 2009 and 2008, respectively. The decrease from 2009 to 2010 resulted primarily from a significant decrease in cash flow from operating activities as previously discussed. The increase from 2008 to 2009 resulted primarily from a decrease in capital expenditures.

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of December 31, 2010 are summarized as follows (amounts in thousands):

	Less than	1 to 3	3 to 5	Over 5
	1 Year	Years	Years	Years	Total

Credit Facility	$–	$–	$–	$–	$–
Capital lease obligations	1,532	403	–	–	1,935
Equipment financing arrangements	682	747	31	–	1,460
Purchase obligations	22,334	18,708	–	–	41,042
Operating lease commitments	25,927	30,662	10,614	7,392	74,595

Total	$50,475	$50,520	$10,645	$7,392	$119,032

•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.

•	Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Consolidated Balance Sheets until such goods and/or services are received.

•	The contractual obligation table excludes liabilities of $0.5 million related to uncertain tax positions because we cannot reliably estimate the timing of future cash payments. See Note 12 to the Consolidated Financial Statements for further discussion.

Purchase Obligations

Occasionally we contract with certain of our communications clients to provide us with telecommunication services. These clients currently represent approximately 15% of our total annual revenue. We believe these contracts are negotiated on an arm’s-length basis and may be negotiated at different times and with different legal entities.

Future Capital Requirements

We expect total capital expenditures in 2011 to be approximately $40 million. Approximately 65% of these expected capital expenditures are related to the opening and/or growth of our delivery platform and 35% relates to the maintenance capital required for existing assets and internal technology projects. The anticipated level of 2011 capital expenditures is primarily dependent upon new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technological infrastructure.

We may consider restructurings, dispositions, mergers, acquisitions and other similar transactions. Such transactions could include the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures or the incurrence, assumption, or refinancing of indebtedness and could be material to the consolidated financial condition and consolidated results of our operations. In addition, as of December 31, 2010, we were authorized to purchase an additional $45.3 million of common stock under our stock repurchase program (see Part II Item 5 of this Form 10-K). The stock repurchase program does not have an expiration date.

The launch of large client contracts may result in short-term negative working capital because of the time period between incurring the costs for training and launching the program and the beginning of the accounts receivable collection process. As a result, periodically we may generate negative cash flows from operating activities.

Debt Instruments and Related Covenants

On October 1, 2010, we entered into the Credit Agreement with a syndicate of lenders led by KeyBank National Association, Wells Fargo Bank, National Association, Bank of America, N.A., BBVA Compass, and JPMorgan Chase Bank, N.A. The Credit Agreement replaces in its entirety our prior Amended and Restated Credit Agreement dated as of September 28, 2006.

The Credit Agreement provides for a secured revolving credit facility that matures on September 30, 2015 with an initial maximum aggregate commitment of $350.0 million. At our discretion, direct borrowing options under the Credit Agreement include (i) Eurodollar loans with one, two, three, and six month terms, and/or (ii) overnight base rate loans. The Credit Agreement also provides for a sub-limit for loans or letters of credit in both U.S. Dollars and certain foreign currencies, with direct foreign subsidiary borrowing capabilities up to 50% of the total commitment amount. We may increase the maximum aggregate commitment under the Credit Agreement to $500.0 million if certain conditions are satisfied, including that we are not in default under the Credit Agreement at the time of the increase and that we obtain the commitment of the lenders participating in the increase.

For additional information regarding the Credit Agreement, see our Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 7, 2010.

Base rate loans bear interest at a rate equal to the greatest of (i) KeyBank National Association’s prime rate, (ii) the federal funds effective rate plus 0.5% or (iii) the one month London Interbank Offered Rate plus 1.25%, in each case adding a margin based upon our leverage ratio. Eurodollar and alternate currency loans bear interest based upon LIBOR, as adjusted for prescribed bank reserves, plus a margin based upon our leverage ratio. Letter of credit fees are 1.25% of the stated amount of the letter of credit on the date of issuance, renewal or amendment, plus an annual fee equal to the borrowing margin for Eurodollar loans. Facility fees are payable to the Lenders in an amount equal to the unused portion of the credit facility and are based upon our leverage ratio.

Indebtedness under the Credit Agreement is guaranteed by certain of our present and future domestic subsidiaries and is secured by security interests (subject to permitted liens) in the U.S. accounts receivable and cash of the Company and certain of our domestic subsidiaries and may be secured by tangible assets of the Company and such domestic subsidiaries if borrowings by foreign subsidiaries exceed $50.0 million and the leverage ratio is greater than 2.50 to 1.00. We also pledged 65% of the voting stock and 100% of the non-voting stock of certain of the Company’s material foreign subsidiaries and may pledge 65% of the voting stock and 100% of the non-voting stock of the Company’s other foreign subsidiaries.

The Credit Agreement, which includes customary financial covenants, may be used for general corporate purposes, including working capital, purchases of treasury stock and acquisition financing. As of December 31, 2010, we were in compliance with all financial covenants. During 2010, 2009 and 2008, borrowings accrued interest at an average rate of approximately 1.5%, 1.2%, and 4.0% per annum, respectively; excluding unused commitment fees. Our daily average borrowings during 2010, 2009 and 2008 were $62.5 million, $74.3 million and $101.8 million, respectively. As of both December 31, 2010 and 2009, we had no outstanding borrowings under the Credit Agreement or the previous Credit Facility. Availability was $345.4 million as of December 31, 2010, reduced from $350.0 million by $4.6 million in issued letters of credit; and $220.2 million as of December 31, 2009, reduced by $4.8 million in issued letters of credit.

We also have unsecured, uncommitted bank lines of credit to support working capital for a few foreign subsidiaries. As of December 31, 2010, only one loan was outstanding for approximately $600,000, which is included in Other current liabilities in the accompanying Consolidated Balance Sheets. The line of credit accrues interest at 6.0% per annum.

Client Concentration

Our five largest clients accounted for 39%, 36% and 39% of our annual revenue for the years ended December 31, 2010, 2009 and 2008, respectively. We have experienced long-term relationships with our top five clients, ranging from four to 15 years, with the majority of these clients having completed multiple contract renewals with TeleTech. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

The contracts with our ten largest clients expire between 2011 and 2012. Additionally, a particular client may have multiple contracts with different expiration dates. We have historically renewed most of our contracts with our largest clients. However, there is no assurance that future contracts will be renewed or, if renewed, will be on terms as favorable as the existing contracts.

Recently Issued Accounting Pronouncements

We discuss the potential impact of recent accounting pronouncements in Note 1 to the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our consolidated financial position, consolidated results of operations, or consolidated cash flows due to adverse changes in financial and commodity market prices and rates. Market risk also includes credit and non-performance risk by counterparties to our various financial instruments, our banking partners. We are exposed to market risks due to changes in interest rates and foreign currency exchange rates (as measured against the U.S. dollar); as well as credit risk associated with potential non-performance of our counterparty banks. These exposures are directly related to our normal operating and funding activities. As discussed below, we enter into derivative instruments to manage and reduce the impact of currency exchange rate changes, primarily between the U.S. dollar/Canadian dollar, the U.S. dollar/Philippine peso, the U.S. dollar/Mexican peso, the U.S. dollar/Argentine peso and the Australian dollar/Philippine peso. In order to mitigate against credit and non-performance risk, it is our policy to only enter into derivative contracts and other financial instruments with investment grade counterparty financial institutions and, correspondingly, our derivative valuations reflect the creditworthiness of our counterparties. As of the date of this report, we have not experienced, nor do we anticipate, any issue related to derivative counterparty defaults.

Interest Rate Risk

The interest rate on our Credit Agreement was variable based upon the Prime Rate and the LIBOR and, therefore, is affected by changes in market interest rates. As of December 31, 2010, we had no outstanding borrowings under the Credit Agreement. However, based upon the 2010 annual average borrowing rate of 1.5% and a daily average borrowed balance of $62.5 million, if the Prime Rate or LIBOR increased 100 basis points, there would not be a material impact to our consolidated financial position or results of operations.

Foreign Currency Risk

Our subsidiaries in Argentina, Canada, Costa Rica, Malaysia, Mexico, the Philippines and South Africa use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the years ended December 31, 2010, 2009 and 2008, revenue associated with this foreign exchange risk was 34%, 36% and 32% of our consolidated revenue, respectively.

The following summarizes relative (weakening) strengthening of local currencies:

	Year Ended December 31,
	2010	2009	2008

Canadian Dollar vs. U.S. Dollar	4.7%	14.3%	(23.9)%
Philippine Peso vs. U.S. Dollar	5.4%	2.2%	(15.1)%
Argentina Peso vs. U.S. Dollar	(4.1)%	(8.1)%	(11.5)%
Mexican Peso vs. U.S. Dollar	5.0%	5.7%	(26.7)%
S. African Rand vs. U.S. Dollar	10.4%	20.6%	(36.1)%
Australian Dollar vs. U.S. Dollar	12.1%	21.8%	(25.7)%
Euro vs. U.S. Dollar	(8.2)%	2.9%	(4.9)%
Philippine Peso vs. Australian Dollar	(7.6)%	(25.1)%	8.5%

In order to mitigate the risk of these non-functional foreign currencies from weakening against the functional currencies of the servicing subsidiaries, which thereby decreases the economic benefit of performing work in these countries, we may hedge a portion, though not 100%, of the projected foreign currency exposure related to client programs served from these foreign countries through our cash flow hedging program. While our hedging strategy can protect us from adverse changes in foreign currency rates in the short term, an overall weakening of the non-functional foreign currencies would adversely impact margins in the segments of the contracting subsidiary over the long term.

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

Our cash flow hedging instruments as of December 31, 2010 and 2009 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

	Local Currency	U.S. Dollar		% Maturing in	Contracts Maturing
2010	Notional Amount	Notional Amount		2011	Through

Canadian Dollar	10,200	$8,493		100.0%	December 2011
Philippine Peso	7,731,000	169,364	(1)	66.6%	December 2013
Mexican Peso	311,500	22,383		100.0%	December 2011
British Pound Sterling	4,647	7,231	(2)	100.0%	December 2011

		$207,471

	Local Currency	U.S. Dollar
2009	Notional Amount	Notional Amount

Canadian Dollar	14,400	$11,782
Canadian Dollar Call Options	19,400	17,301
Philippine Peso	4,615,000	96,354	(1)
Argentine Peso	9,000	2,454
Mexican Peso	491,500	34,880
S. African Rand	23,000	2,081
British Pound Sterling	3,876	6,565	(2)

		$171,417

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on December 31, 2010 and December 31, 2009.

(2)	Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on December 31, 2010 and December 31, 2009.

The fair value of our cash flow hedges at December 31, 2010 was (assets/(liabilities)) (amounts in thousands):

	December 31,	Maturing in
	2010	2011

Canadian Dollar	$1,699	$1,699
Philippine Peso	7,665	5,689
Mexican Peso	2,548	2,548
British Pound Sterling	(10)	(10)

	$11,902	$9,926

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The year over year change in fair value largely reflects the continuing global economic conditions, including high foreign exchange volatility and an overall weakening in the U.S. dollar.

We recorded net gains/(losses) of $9.8 million, $(18.3) million, and $4.9 million for settled cash flow hedge contracts and the related premiums for the years ended December 31, 2010, 2009, and 2008, respectively. These gains/(losses) were reflected in Revenue in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding gains or losses in our underlying cost exposures.

Other than the transactions hedged as discussed above and in Note 10 in the accompanying Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currencies. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the years ended 2010 and 2009, approximately 25% and 24%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against certain foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in debt or equity securities as of December 31, 2010 or 2009.

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

Disclosure Controls and Procedures.

Our management, with the participation of our CEO and Interim CFO, has evaluated the effectiveness of TeleTech’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2010. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and Interim CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management has conducted an assessment of its internal control over financial reporting as of December 31, 2010 as required by Section 404 of the Sarbanes-Oxley Act. Management’s report on our internal control over financial reporting is included below. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of our internal control over financial reporting is included on page F-2. Management has concluded that internal control over financial reporting is effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There has been no change in our system of internal control over financial reporting during the most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In connection with the preparation of this Form 10-K, our management, under the supervision and with the participation of our CEO and Interim CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has also been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included in “Part II – Item 8 – Financial Statements and Supplementary Data.”

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our 2011 Definitive Proxy Statement on Schedule 14A (the “2011 Proxy Statement”) regarding our executive officers under the heading “Information Regarding Executive Officers” is incorporated herein by reference. We have a Code of Ethical Conduct for Financial Managers for Senior Financial Officers and a Policy of Business Conduct. The Code of Ethical Conduct for Financial Managers applies to our CEO, Interim CFO, Controller or persons performing similar functions. The Code of Conduct applies to all of our directors, officers and employees and those of our subsidiaries. Both the Code of Ethical Conduct for Financial Managers and the Code of Conduct are posted on our website at www.teletech.com on the Corporate Governance page. We will post on our website any amendments to or waivers of the Code of Ethical Conduct for Financial Managers or Code of Conduct for executive officers or directors, in accordance with applicable laws and regulations. The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the headings captions “Election of Directors” and “Code of Conduct and Committee Charters” in our 2011 Proxy Statement and is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

The information in our 2011 Proxy Statement set forth under the captions “Executive Compensation” and “Compensation Committee Report” is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

The information in our 2011 Proxy Statement set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

The information in our 2011 Proxy Statement set forth under the caption “Certain Relationships and Related Party Transactions” is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information in our 2011 Proxy Statement set forth under the caption “Fees Paid to Accountants” is incorporated herein by reference.

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

3	.	Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

3.01	Restated Certificate of Incorporation of TeleTech (incorporated by reference to Exhibit 3.1 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)
3.02	Second Amended and Restated Bylaws of TeleTech (incorporated by reference to Exhibit 3.02 to TeleTech’s Current Report on Form 8-K filed on May 28, 2009)
10.01	TeleTech Holdings, Inc. Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)**
10.02	TeleTech Holdings, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-113432) filed on March 9, 2004)**
10.03	TeleTech Holdings, Inc. Directors Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)**
10.04	TeleTech Holdings, Inc. Amended and Restated 1999 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-96617) filed on July 17, 2002)**
10.05	Amendment to 1999 Stock Option and Incentive Plan dated February 11, 2009 (incorporated by reference to Exhibit 10.05 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**

Exhibit No.	Description

10.06	TeleTech Holdings, Inc. 2010 Equity Incentive Plan (incorporated by reference to Appendix A to TeleTech’s Definitive Proxy Statement, filed April 12, 2010)**
10.07	Form of Restricted Stock Unit Agreement (effective in 2007 and 2008) (incorporated by reference to Exhibit 10.05 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**
10.08	Amendment to Form of Restricted Stock Unit Agreement (effective December 2008) (incorporated by reference to Exhibit 10.07 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**
10.09	Form of Restricted Stock Unit Agreement (effective in 2009) (incorporated by reference to Exhibit 10.1 TeleTech’s Current Report on Form 8-K filed on February 17, 2009)**
10.10	Form of Non-Qualified Stock Option Agreement (below Vice President) (incorporated by reference to Exhibit 10.06 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**
10.11	Form of Non-Qualified Stock Option Agreement (Vice President and above) (incorporated by reference to Exhibit 10.07 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**
10.12	Form of Non-Qualified Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.08 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**
10.13	Independent Director Compensation Arrangements (effective May 21, 2009) (incorporated by reference to Exhibit 10.1 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)**
10.14	Employment Agreement between James E. Barlett and TeleTech dated October 15, 2001 (incorporated by reference to Exhibit 10.66 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)**
10.15	Amendment to Employment Agreement between James E. Barlett and TeleTech dated December 31, 2008 (incorporated by reference to Exhibit 10.13 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**
10.16	Stock Option Agreement dated October 15, 2001 between James E. Barlett and TeleTech (incorporated by reference to Exhibit 10.70 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)**
10.17	Amendment dated September 17, 2008 to Stock Option Agreement between James E. Barlett and TeleTech (incorporated by reference to Exhibit 10.15 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**
10.18	Employment Agreement between Kenneth D. Tuchman and TeleTech dated October 15, 2001 (incorporated by reference to Exhibit 10.68 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)**
10.19	Amendment to Employment Agreement between Kenneth D. Tuchman and TeleTech dated December 31, 2008 (incorporated by reference to Exhibit 10.17 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**
10.20	Stock Option Agreement between Kenneth D. Tuchman and TeleTech dated October 1, 2001 (incorporated by reference to Exhibit 10.69 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)**
10.21	Amendment dated September 17, 2008 to Stock Option Agreement between Kenneth D. Tuchman and TeleTech (incorporated by reference to Exhibit 10.19 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**
10.22	Employment Agreement dated April 6, 2004 between Gregory G. Hopkins and TeleTech (incorporated by reference to Exhibit 10.1 to TeleTech’s Quarterly Report on Form 10-Q for the for the quarter ended September 30, 2008)**

Exhibit No.	Description

10.23	Amendment to Employment Agreement between Gregory G. Hopkins and TeleTech dated December 16, 2008 (incorporated by reference to Exhibit 10.21 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**
10.24	Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, The Lenders named herein, as lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of September 28, 2006 (incorporated by reference to Exhibit 10.39 to TeleTech’s Annual Report on Form 10-K filed on February 7, 2007)
10.25	First Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of October 24, 2006 (incorporated by reference to Exhibit 10.40 to TeleTech’s Annual Report on Form 10-K filed on February 7, 2007)
10.26	Second Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of November 15, 2007 (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on December 4, 2007)
10.27	Third Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of March 25, 2008 (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on March 27, 2008)
10.28	Fourth Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of June 30, 2008 (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on June 30, 2008)
10.29	Fifth Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of September 4, 2008 (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on September 8, 2008)
10.30	Credit Agreement, dated as of October 1, 2010, among TeleTech Holdings, Inc., the lenders party thereto, KeyBank National Association, as Joint Lead Arranger, Sole Book Runner and Administrative Agent, Wells Fargo Bank, National Association, as Joint Lead Arranger and Co-Syndication Agent, Bank of America, N.A., as Co-Syndication Agent, BBVA Compass, as Co-Documentation Agent and JPMorgan Chase Bank, N.A., as Co-Documentation Agent (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on October 7, 2010)
10.31	Form of Indemnification Agreement with Directors (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on February 17, 2010)**
10.32	Form of Amendment to Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to TeleTech’s Current Report on Form 8-K filed on February 17, 2010)**
10.33	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to TeleTech’s Current Report on Form 8-K filed on February 17, 2010)**
10.34	Form of Restricted Stock Unit Agreement (Section 16 Officers) (incorporated by reference to Exhibit 4.3 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-167300) filed on June 3, 2010)**
10.35	Form of Restricted Stock Unit Agreement (Non-Section 16 Employees) (incorporated by reference to Exhibit 4.4 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-167300) filed on June 3, 2010)**

Exhibit No.		Description

10.36		Form of Independent Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.5 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-167300) filed on June 3, 2010)**
10.37		Executive Employment Agreement dated March 8, 2010 between Joseph Bellini and TeleTech (incorporated by reference to Exhibit 10.1 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)**
10.38		First Amendment to Executive Employment Agreement, dated September 20, 2010 between TeleTech and Joseph Bellini (incorporated by reference to Exhibit 10.1 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)**
21	.01*	List of subsidiaries
22	.01*	Consent of Independent Registered Public Accounting Firm
31	.01*	Rule 13a-14(a) Certification of CEO of TeleTech
31	.02*	Rule 13a-14(a) Certification of CFO of TeleTech
32	.01*	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32	.02*	Written Statement of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101	.INS***	XBRL Instance Document
101	.SCH***	XBRL Taxonomy Extension Schema Document
101	.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.

***	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008, (ii) Consolidated Balance Sheets as of December 31, 2010 and 2009, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, and (v) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized on March 1, 2011.

TELETECH HOLDINGS, INC.

By:	/s/ Kenneth D. Tuchman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2011, by the following persons on behalf of the registrant and in the capacities indicated:

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of TeleTech Holdings, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 1, 2011

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
 (Amounts in thousands except share amounts)

	December 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$119,385	$109,424
Accounts receivable, net	233,706	216,614
Prepaids and other current assets	38,486	39,144
Deferred tax assets, net	8,770	5,911
Income taxes receivable	23,869	31,282

Total current assets	424,216	402,375
Long-term assets
Property, plant and equipment, net	105,528	126,995
Goodwill	52,707	45,250
Contract acquisition costs, net	2,782	8,049
Deferred tax assets, net	37,944	36,527
Other long-term assets	37,446	20,971

Total long-term assets	236,407	237,792

Total assets	$660,623	$640,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,599	$17,625
Accrued employee compensation and benefits	72,406	67,106
Other accrued expenses	40,682	18,481
Income taxes payable	23,175	20,327
Deferred tax liabilities, net	2,235	3,145
Deferred revenue	5,570	13,164
Other current liabilities	4,584	6,118

Total current liabilities	172,251	145,966
Long-term liabilities
Line of credit	–	–
Negative investment in deconsolidated subsidiary	76	4,865
Deferred tax liabilities, net	3,559	–
Deferred rent	10,363	13,989
Other long-term liabilities	19,556	19,446

Total long-term liabilities	33,554	38,300

Total liabilities	205,805	184,266

Commitments and contingencies (Note 16)

Stockholders’ equity
Preferred stock; $0.01 par; 10,000,000 shares authorized;
zero shares outstanding as of December 31, 2010 and 2009	–	–
Common stock; $.01 par value; 150,000,000 shares authorized; 57,875,269 and 62,218,238 shares outstanding as of December 31, 2010 and 2009, respectively	579	622
Additional paid-in capital	349,157	344,251
Treasury stock at cost: 24,179,176 and 19,836,208 shares, respectively	(322,946)	(251,691)
Accumulated other comprehensive income	20,334	10,513
Retained earnings	396,602	346,728
Noncontrolling interest	11,092	5,478

Total stockholders’ equity	454,818	455,901

Total liabilities and stockholders’ equity	$660,623	$640,167

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
 (Amounts in thousands except per share amounts)

	Year Ended December 31,
	2010	2009	2008

Revenue	$1,094,906	$1,167,915	$1,400,147

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	789,697	820,517	1,024,451
Selling, general and administrative	165,812	180,039	199,495
Depreciation and amortization	50,218	56,991	59,166
Restructuring charges, net	13,476	5,072	6,059
Impairment losses	1,958	4,587	2,018

Total operating expenses	1,021,161	1,067,206	1,291,189

Income from operations	73,745	100,709	108,958

Other income (expense)
Interest income	2,129	2,634	4,816
Interest expense	(3,161)	(3,158)	(6,738)
Other income (expense), net	9,256	2,858	(2,432)

Total other income (expense)	8,224	2,334	(4,354)

Income before income taxes	81,969	103,043	104,604

Provision for income taxes	(28,431)	(27,477)	(27,269)

Net income	53,538	75,566	77,335

Net income attributable to noncontrolling interest	(3,664)	(3,812)	(3,588)

Net income attributable to TeleTech shareholders	$49,874	$71,754	$73,747

Other comprehensive income (loss)
Net income	$53,538	$75,566	$77,335
Foreign currency translation adjustments	8,080	18,231	(48,396)
Derivative valuation, net of tax	2,623	25,647	(42,596)
Other	(792)	–	100

Total comprehensive income (loss)	63,449	119,444	(13,557)
Comprehensive income attributable to noncontrolling interest	(3,754)	(4,157)	(3,604)

Comprehensive income (loss) attributable to TeleTech	$59,695	$115,287	$(17,161)

Weighted average shares outstanding
Basic	60,361	62,891	68,208
Diluted	61,792	64,238	69,578

Net income per share attributable to TeleTech shareholders
Basic	$0.83	$1.14	$1.08
Diluted	$0.81	$1.12	$1.06

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
 (Amounts in thousands)

	Stockholders’ Equity of the Company
							Accumulated
						Additional	Other
	Preferred Stock		Common Stock		Treasury	Paid-in	Comprehensive	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	interest	Equity

Balance as of December 31, 2007	–	$–	69,828	$698	$(143,205)	$334,593	$57,888	$201,227	$3,555	$454,756
Net income	–	–	–	–	–	–	–	73,747	3,588	77,335
Dividends distributed to noncontrolling interest	–	–	–	–	–	–	–	–	(2,148)	(2,148)
Foreign currency translation adjustments	–	–	–	–	–	–	(48,412)	–	16	(48,396)
Derivatives valuation, net of tax	–	–	–	–	–	–	(42,596)	–	–	(42,596)
Cumulative effect of adoption FIN 48	–	–	148	2	–	(1,059)	–	–	–	(1,057)
Exercise of stock options	–	–	334	3	4,124	(1,194)	–	–	–	2,933
Excess tax benefit from equity-based awards	–	–	–	–	–	(1,176)	–	–	–	(1,176)
Equity-based compensation expense	–	–	–	–	–	10,723	–	–	–	10,723
Purchases of common stock	–	–	(6,494)	(65)	(89,515)	–	–	–	–	(89,580)
Other	–	–	–	–	–	–	100	–	–	100

Balance as of December 31, 2008	–	$–	63,816	$638	$(228,596)	$341,887	$(33,020)	$274,974	$5,011	$360,894

Net income	–	–	–	–	–	–	–	71,754	3,812	75,566
Dividends distributed to noncontrolling interest	–	–	–	–	–	–	–	–	(3,690)	(3,690)
Foreign currency translation adjustments	–	–	–	–	–	–	17,886	–	345	18,231
Derivatives valuation, net of tax	–	–	–	–	–	–	25,647	–	–	25,647
Vesting of restricted stock units	–	–	307	3	3,855	(5,777)	–	–	–	(1,919)
Exercise of stock options	–	–	621	6	7,791	(1,638)	–	–	–	6,159
Excess tax benefit from equity-based awards	–	–	–	–	–	(1,861)	–	–	–	(1,861)
Equity-based compensation expense	–	–	–	–	–	11,640	–	–	–	11,640
Purchases of common stock			(2,526)	(25)	(34,741)	–	–	–	–	(34,766)

Balance as of December 31, 2009	–	$–	62,218	$622	$(251,691)	$344,251	$10,513	$346,728	$5,478	$455,901

Net income	–	–	–	–	–	–	–	49,874	3,664	53,538
Noncontrolling interest (Note 2)	–	–	–	–	–	–	–	–	6,000	6,000
Dividends distributed to noncontrolling interest	–	–	–	–	–	–	–	–	(4,140)	(4,140)
Foreign currency translation adjustments	–	–	–	–	–	–	7,990	–	90	8,080
Derivatives valuation, net of tax	–	–	–	–	–	–	2,623	–	–	2,623
Vesting of restricted stock units	–	–	420	5	5,448	(8,525)	–	–	–	(3,072)
Exercise of stock options	–	–	273	3	3,541	(752)	–	–	–	2,792
Excess tax benefit from equity-based awards	–	–	–	–	–	811	–	–	–	811
Equity-based compensation expense	–	–	–	–	–	13,372	–	–	–	13,372
Purchases of common stock	–	–	(5,036)	(51)	(80,244)	–	–	–	–	(80,295)
Other	–	–	–	–	–	–	(792)	–	–	(792)

Balance as of December 31, 2010	–	$–	57,875	$579	$(322,946)	$349,157	$20,334	$396,602	$11,092	$454,818

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (Amounts in thousands)

	Year Ended December 31,
	2010	2009	2008

Cash flows from operating activities
Net income	$53,538	$75,566	$77,335
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,218	56,991	59,166
Amortization of contract acquisition costs	5,267	3,450	2,384
Amortization of debt issuance costs and other	672	–	–
Provision for doubtful accounts	600	1,412	1,990
Loss (gain) on disposal of assets	(617)	1,603	(305)
Impairment losses	1,958	4,587	2,018
Deferred income taxes	(3,030)	6,066	752
Excess tax benefit from equity-based awards	(972)	(2,345)	(1,485)
Equity-based compensation expense	13,372	11,640	10,312
(Gain) loss on foreign currency derivatives	(128)	(192)	1,942
Gain on Newgen legal settlement, net of tax	(3,542)	–	–
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(87)	27,258	17,668
Prepaids and other assets	16,853	(6,194)	8,658
Accounts payable and accrued expenses	19,683	(19,142)	(14,259)
Deferred revenue and other liabilities	(19,330)	(28)	(5,610)

Net cash provided by operating activities	134,455	160,672	160,566
Cash flows from investing activities
Proceeds from grant for property, plant and equipment	–	785	4,276
Purchases of property, plant and equipment	(26,800)	(24,973)	(65,988)
Settlement of foreign currency contracts for net investment hedging	–	(1,727)	–
Purchases of foreign currency option contracts	–	–	(416)
Payment for contract acquisition costs	–	(3,900)	–
Investment in deconsolidated subsidiary	(3,600)	–	–
Acquisition of PRG, net of cash acquired of $2.2 million	(12,798)	–	–

Net cash used in investing activities	(43,198)	(29,815)	(62,128)
Cash flows from financing activities
Proceeds from line of credit	1,257,100	920,960	1,147,730
Payments on line of credit	(1,257,100)	(1,001,760)	(1,132,330)
Payments on capital lease obligations and equipment financing	(3,749)	(2,332)	(1,359)
Payments of debt refinancing fees	(2,288)	–	(1,109)
Dividends distributed to noncontrolling interest	(4,140)	(3,690)	(2,148)
Proceeds from exercise of stock options	2,792	6,159	2,933
Excess tax benefit from equity based awards	1,783	484	309
Purchase of treasury stock	(80,295)	(34,766)	(89,580)

Net cash used in financing activities	(85,897)	(114,945)	(75,554)
Effect of exchange rate changes on cash and cash equivalents	4,601	5,570	(26,181)

Increase (decrease) in cash and cash equivalents	9,961	21,482	(3,297)
Cash and cash equivalents, beginning of period	109,424	87,942	91,239

Cash and cash equivalents, end of period	$119,385	$109,424	$87,942

Supplemental disclosures
Cash paid for interest	$2,217	$2,775	$4,098

Cash paid for income taxes	$15,593	$24,543	$21,196

Non-cash investing and financing activities
Acquisition of equipment through installment purchase agreements	$186	$3,971	$–

Landlord incentives credited to deferred rent	$810	$165	–

Grant income credited to property, plant and equipment	$–	$745	$792

Recognition of asset retirement obligations	$406	$183	$–

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(1)	OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

TeleTech Holdings, Inc. and its subsidiaries (“TeleTech” or the “Company”) serve their clients through the primary businesses of Business Process Outsourcing (“BPO”), which provides outsourced business process, customer management, hosted technology, consulting and marketing services for a variety of industries via operations in the U.S., Argentina, Australia, Belgium, Brazil, Canada, China, Costa Rica, England, Germany, Ghana, Kuwait, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, South Africa, Spain, Turkey, and the United Arab Emirates.

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TeleTech, its wholly owned subsidiaries, its 55% equity owned subsidiary in Percepta, LLC, and its 80% interest in Peppers & Rogers Group (“PRG”) which was acquired on November 30, 2010 (see Note 2 for additional information). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates including those related to derivatives and hedging activities, income taxes including the valuation allowance for deferred tax assets, self-insurance reserves, litigation and restructuring reserves, allowance for doubtful accounts, and valuation of goodwill, long-lived and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions.

Concentration of Credit Risk

The Company is exposed to credit risk in the normal course of business, primarily related to accounts receivable and derivative instruments. Historically, the losses related to credit risk have been immaterial. The Company regularly monitors its credit risk to mitigate the possibility of current and future exposures resulting in a loss. The Company evaluates the creditworthiness of its clients prior to entering into an agreement to provide services and as necessary through the life of the client relationship. The Company does not believe it is exposed to more than a nominal amount of credit risk in its derivative hedging activities, as the Company diversifies its activities across six well-capitalized, investment-grade financial institutions.

Fair Value of Financial Instruments

Fair values of cash equivalents and accounts receivable and payable approximate the carrying amounts because of their short-term nature.

Cash and Cash Equivalents

The Company considers all cash and highly liquid short-term investments with an original maturity of 90 days or less to be cash equivalents. The Company manages a concentrated global treasury function in the United States with a particular focus on centralizing and safeguarding its global cash and cash equivalent reserves. While the Company generally prefers to hold U.S. Dollars, it maintains adequate cash in the functional currency of its foreign subsidiaries to support local operating costs. The Company believes that it has effectively mitigated and managed its risk relating to its global cash through its cash

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

management practices, banking partners, and low-risk investments. However, the Company can provide no assurances that it will not sustain losses.

Accounts Receivable

An allowance for doubtful accounts is determined based on the aging of the Company’s accounts receivable, historical experience, client financial condition, and management judgment. The Company writes off accounts receivable against the allowance when the Company determines a balance is uncollectible.

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

All derivative financial instruments are reported in Other assets and Other liabilities in the accompanying Consolidated Balance Sheets at fair value. Changes in fair value of derivative instruments designated as cash flow hedges are recorded in Accumulated other comprehensive income (loss), a component of Stockholders’ Equity, to the extent they are deemed effective. Ineffectiveness is measured based on the change in fair value of the forward contracts and the fair value of the hypothetical derivatives with terms that match the critical terms of the risk being hedged. Based on the criteria established by current accounting standards, the Company’s cash flow hedge contracts are deemed to be highly effective. Changes in fair value of the Company’s net investment hedge are recorded in cumulative translation adjustment in Accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets offsetting the change in cumulative translation adjustment attributable to the hedged portion of the Company’s net investment in the foreign operation. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction within Revenue. Gains and losses from the settlements of the Company’s net investment hedges remain in Accumulated other comprehensive income (loss) until partial or complete liquidation of the applicable net investment.

The Company also enters into fair value derivative contracts that hedge against foreign currency exchange gains and losses primarily associated with short-term payables and receivables. Changes in the fair value of derivative instruments designated as fair value hedges affect the carrying value of the asset or liability hedged, with changes in both the derivative instrument and the hedged asset or liability being recognized in Other income (expense), net in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Depreciation and amortization are computed on the straight-line method based on the following estimated useful lives:

Building	25 years
Computer equipment and software	3 to 5 years
Telephone equipment	4 to 7 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of economic useful life (typically 10 years) or original lease term
Other	3 to 7 years

The Company evaluates the carrying value of property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the forecasted undiscounted cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of forecasted future cash flows.

Software Development Costs

The Company capitalizes costs incurred to acquire or develop software for internal use. Capitalized software development costs are amortized using the straight-line method over an estimated useful life equal to the lesser of the license term or 4 years.

Goodwill

The Company assesses realizability of goodwill annually in the fourth quarter, and whenever events or changes in circumstances indicate it may be impaired. Impairment, if any, is measured based on the estimated fair value of the reporting unit. The Company determines fair value based on discounted future probability-weighted cash flows. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value.

Contract Acquisition Costs

Amounts paid to or on behalf of clients to obtain long-term contracts are capitalized and amortized in proportion to the initial expected future revenue from the contract, which in most cases results in straight-line amortization over the life of the contract. These costs are recorded as a reduction to Revenue. The Company evaluates the recoverability of these costs based on the individual underlying client contracts’ forecasted future cash flows.

Other Intangible Assets

The Company has other intangible assets that include customer relationships (definite-lived) and trade names (indefinite-lived). Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 9 to 10 years. The Company evaluates the carrying value of its definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An asset is considered to be impaired when the forecasted undiscounted cash flows of an asset group are estimated to be less than its carrying value. The Company evaluates indefinite-lived intangible assets for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An intangible asset with an indefinite life (a trade name) is evaluated for possible impairment by comparing the fair value of the asset with its carrying value. Fair value is estimated as the discounted value of future revenues arising from a trade name using a royalty rate that an independent

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

party would pay for use of that trade name. An impairment charge is recorded if the trade name’s carrying value exceeds its estimated fair value.

Self Insurance Liabilities

The Company self-insures for certain levels of workers’ compensation, employee health and general liability insurance. The Company records estimated liabilities for these insurance lines based upon analyses of historical claims experience. The most significant assumption the Company makes in estimating these liabilities is that future claims experience will emerge in a similar pattern with historical claims experience. The liabilities related to workers’ compensation and employee health insurance are included in Accrued employee compensation and benefits in the accompanying Consolidated Balance Sheets. The liability for other general liability insurance is included in Other accrued expenses in the accompanying Consolidated Balance Sheets.

Restructuring Liabilities

The Company routinely assesses the profitability and utilization of its delivery centers and existing markets. In some cases, the Company has chosen to close under-performing delivery centers and complete reductions in workforce to enhance future profitability. Severance payments that occur from reductions in workforce are in accordance with the Company’s postemployment plans and/or statutory requirements that are communicated to all employees upon hire date; therefore, severance liabilities are recognized when they are determined to be probable and reasonably estimable. Other liabilities for costs associated with an exit or disposal activity are recognized when the liability is incurred, rather than upon commitment to a plan.

A significant assumption used in determining the amount of estimated liability for closing delivery centers is the future lease payments on vacant centers, which the Company determines based on its ability to successfully negotiate early termination agreements with landlords and/or to sublease the facility. If the Company’s actual results differ from these estimates, additional gains or losses would be recorded within Restructuring charges, net in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). The accrual for restructuring liabilities is included in Other accrued expenses in the accompanying Consolidated Balance Sheets.

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

The Company accounts for uncertain tax positions using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

realized upon ultimate settlement with the tax authority. The Company evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors including changes in facts or circumstances, changes in applicable tax law, and settlement of issues under audit. The Company recognizes interest and penalties related to uncertain tax positions as a part of the Provision for income taxes in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company provides for U.S. income tax expense on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the U.S.

Equity-Based Compensation Expense

Equity-based compensation expense for all share-based payment awards granted is determined based on the grant-date fair value net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, which is typically the vesting term of the share-based payment award. The Company estimates the forfeiture rate annually based on its historical experience of forfeited awards.

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is not the U.S. dollar, are translated at the exchange rates in effect on the last day of the period and income and expenses are translated using the monthly average exchange rates in effect for the period in which the items occur. Foreign currency translation gains and losses are recorded in Accumulated other comprehensive income (loss) within equity. Foreign currency transaction gains and losses are included in Other income (expense), net in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Operating results for the year 2010 include a $2.0 million reduction to revenue for disputed service delivery issues which occurred in 2009.

Training Revenue and Costs

Current accounting standards require the deferral of revenue for initial training that occurs upon commencement of a new client contract if that training is billed separately to a client. Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are also deferred. In these circumstances, both the training revenue and costs are amortized straight-line over the life of the client contract as a component of Revenue and Cost of services, respectively. In situations where these initial training costs are not billed separately, but rather included in the hourly service rates paid by the client over the life of the contract, no deferral is necessary as the revenue is being recognized over the life of the contract and the associated training costs are expensed as incurred.

Deferred Revenue

The Company records amounts billed and received, but not earned, as deferred revenue. These amounts are recorded in Deferred revenue or as a component of Other long-term liabilities in the accompanying Consolidated Balance Sheets based on the period over which the Company expects to render services.

Rent Expense

The Company has negotiated certain rent holidays, landlord/tenant incentives and escalations in the base price of rent payments over the initial term of its operating leases. The initial term includes the “build-out” period of leases, where no rent payments are typically due. The Company recognizes rent holidays and rent escalations on a straight-line basis to rent expense over the lease term. The landlord/tenant incentives are recorded as an increase to deferred rent liabilities and amortized on a straight line basis to rent expense over the initial lease term.

Asset Retirement Obligations

Asset retirement obligations relate to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development and/or normal use of the underlying assets.

The Company records all asset retirement obligations at estimated fair value. The Company’s asset retirement obligations primarily relate to clauses in its delivery center operating leases which require the Company to return the leased premises to its original condition. The associated asset retirement obligations are capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. The liability, reported within Other long-term liabilities, is accreted through charges to operating expenses. If the asset retirement obligation is settled for an amount other than the carrying amount of the liability, the Company recognizes a gain or loss on settlement.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

the activities of the entity that most significantly impact the entity’s economic performance. The adoption of this standard did not have a material impact on the Company’s results of operations, financial position, or cash flows.

In September 2009, the Financial Accounting Standards Board (“FASB”) issued new revenue guidance that requires an entity to apply the relative selling price allocation method in order to estimate a selling price for all units of accounting, including delivered items when vendor-specific objective evidence or acceptable third-party evidence does not exist. The new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. The Company expects to adopt this guidance effective January 1, 2011 and does not expect that the new guidance will have a material impact on its results of operations, financial position, or cash flows.

In December 2010, the FASB issued new guidance related to goodwill impairment testing. The new guidance clarifies the requirements of when to perform step 2 of impairment testing for goodwill for reporting units with zero or negative carrying amounts. The Company will adopt this guidance on January 1, 2011. Historically, the Company has not had a reporting unit with goodwill and a zero or negative carrying amount; therefore, the Company does not expect that the new guidance will have a material impact on its results of operations, financial position, or cash flows.

(2)	ACQUISITIONS

On November 30, 2010, the Company acquired an 80% interest in Peppers & Rogers Group. PRG is a leading global management consulting firm specializing in customer-centric strategies for Global 1000 companies and is recognized as a leading authority on customer-based strategies with a deep understanding of the most powerful levers that drive customer loyalty and business results. PRG currently operates offices on six continents across the globe, including headquarters in Norwalk, Connecticut, and Istanbul, Turkey, along with regional offices in Belgium, Germany, United Arab Emirates, South Africa, and Kuwait. PRG has 130 employees.

The up-front cash consideration paid was $15.0 million, subject to working capital adjustments on the date of acquisition as defined in the purchase and sale agreement. The working capital adjustment was approximately $9.1 million and is included in Other accrued expenses in the accompanying Consolidated Balance Sheets as of December 31, 2010. An additional $5.0 million payment is due on March 1, 2012. This $5.0 million payment was recognized at fair value using a discounted cash flow approach with a discount rate of 18.4%. This measurement is based on significant inputs not observable in the market, which are deemed to be Level 3 inputs. The fair value on the date of acquisition was approximately $4.4 million and is included in Other long-term liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2010. This value will be accreted up to the $5.0 million payment using the effective interest rate method.

The purchase and sale agreement includes a contingent consideration arrangement that requires additional consideration to be paid in 2013 if PRG achieves a specified fiscal year 2012 EBITDA target. The range of the undiscounted amounts the Company could pay under the contingent consideration agreement is between zero and $5.0 million. The fair value of the contingent consideration recognized on the acquisition date was zero and was estimated by applying the income approach. This measure is based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include (i) a discount rate of 30.6% percent and (ii) probability adjusted level of EBITDA between $9.0 million and $12.6 million.

The fair value of the 20% noncontrolling interest of $6.0 million in PRG was estimated by applying a market approach. This fair value measurement is based on significant inputs not observable in the market (Level 3 inputs). The fair value estimates are based on assumed financial multiplies of companies

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

deemed similar to PRG, and assumed adjustments because of the lack of control or lack of marketability that market participants would consider when estimating fair value of the noncontrolling interest in PRG.

The purchase and sale agreement also included an option for the Company to acquire the remaining 20% interest in PRG exercisable in 2015 for a period of one year, with a one year extension (the “Initial Exercise Period”). If the Company does not acquire the remaining 20% of PRG pursuant to its call option during the Initial Exercise Period, PRG has an option to purchase the Company’s 80% interest in PRG. The exercise price is based on a multiple of EBITDA as defined in the purchase and sale agreement.

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed at the acquisition date (in thousands). The estimates of fair value of identifiable assets acquired and liabilities assumed are preliminary, pending completion of the valuation, thus are subject to revisions which may result in adjustments to the values presented below.

Preliminary
Estimates of
Acquisition Date
Fair Value

Cash	$2,202
Accounts receivable, net	16,843
Property, plant and equipment	359
Other assets	843
Customer relationships	9,300
Trade name	6,400
Goodwill	7,251

$43,198
Accounts payable	$1,515
Accrued expenses	1,599
Deferred tax liability	3,690
Deferred revenue	598
Line of credit	570
Other	709

$8,681
Noncontrolling interest	$6,000

Total purchase price	$28,517

The goodwill recognized is attributable primarily to the assembled workforce of PRG, expected synergies, and other factors. None of the goodwill is expected to be deductible for income tax purposes. The operating results of PRG are reported within the International BPO segment from the date of acquisition. The Company recognized $0.4 million of acquisition related expenses that were recorded in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) during the year ended December 31, 2010.

(3)	DECONSOLIDATION OF A SUBSIDIARY

On December 22, 2008, Newgen Results Corporation (“Newgen”), a wholly-owned subsidiary of the Company, filed a voluntary petition for liquidation under Chapter 7 in the United States Bankruptcy Court for the District of Delaware. The consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners and under legal reorganization or bankruptcy control rests with the Bankruptcy Court. Accordingly, the Company deconsolidated Newgen as of December 22, 2008.

On September 9, 2010, Newgen settled a legal claim for $3.6 million that was paid for by the Company on behalf of Newgen. As a result of the legal settlement, the Company recognized a $5.9 million gain in Other income (expense), net and a $2.3 million expense in Provision for income taxes for the year 2010.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

As of December 31, 2010, the Company’s negative investment in Newgen was $0.1 million as presented in the accompanying Consolidated Balance Sheets.

The following condensed financial statements of Newgen have been prepared to show the remaining liabilities subject to compromise by the Bankruptcy Court to be reported separately from the liabilities not subject to compromise (pre and post rent settlement). All liabilities included in the condensed financial statements below are subject to compromise as of December 31, 2010 and represent the current estimate of the amount of known or potential pre-petition claims that are subject to final settlement. Such claims remain subject to future adjustments.

	December 31,	December 31,	December 22,
	2010	2009	2008

Total current assets	$127	$1,700	$1,700
Total long-term assets	–	2,379	3,110

Total assets	$127	$4,079	$4,810

Total current liabilities	$203	$7,886	$3,931
Total long-term liabilities	–	–	5,744

Total liabilities	203	7,886	9,675
Total stockholders’ deficit	(76)	(3,807)	(4,865)

Total liabilities and stockholders’ deficit	$127	$4,079	$4,810

(4)	SEGMENT INFORMATION

The Company serves its clients through the primary business of BPO services.

The Company’s BPO business provides outsourced business process, consulting, technology services and customer management services for a variety of industries through global delivery centers and represents 100% of total annual revenue. The Company’s North American BPO segment is comprised of sales to all clients based in North America (encompassing the U.S. and Canada), while the Company’s International BPO segment is comprised of sales to all clients based in countries outside of North America.

The Database Marketing and Consulting segment, of which the Company sold substantially all the assets and liabilities in September 2007, provided outsourced database management, direct marketing and related customer acquisitions and retention services for automobile dealerships and manufacturers in North America and operated under the name Newgen Results Corporation.

The Company allocates to each segment its portion of corporate operating expenses. All inter – company transactions between the reported segments for the periods presented have been eliminated.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The following tables present certain financial data by segment (amounts in thousands):

	As of and for the
	Year Ended December 31,
	2010	2009	2008

Revenue
North American BPO	$824,265	$886,738	$1,020,722
International BPO	270,641	281,177	379,425
Database Marketing and Consulting	–	–	–

Total	$1,094,906	$1,167,915	$1,400,147

Depreciation and amortization
North American BPO	$38,652	$39,603	$41,385
International BPO	11,566	17,388	17,756
Database Marketing and Consulting	–	–	25

Total	$50,218	$56,991	$59,166

Income from operations
North American BPO	$83,762	$111,497	$103,084
International BPO	(10,017)	(10,788)	6,351
Database Marketing and Consulting	–	–	(477)

Total	$73,745	$100,709	$108,958

Capital expenditures
North American BPO	$22,838	$22,892	$40,216
International BPO	3,962	2,081	25,772
Database Marketing and Consulting	–	–	–

Total	$26,800	$24,973	$65,988

Assets
North American BPO	$417,632	$450,434	$483,187
International BPO	242,991	189,733	185,755
Database Marketing and Consulting	–	–	–

Total	$660,623	$640,167	$668,942

Goodwill
North American BPO	$35,885	$35,885	$35,885
International BPO	16,822	9,365	8,265
Database Marketing and Consulting	–	–	–

Total	$52,707	$45,250	$44,150

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The following tables present certain financial data based upon the geographic location where the services are provided (amounts in thousands):

	As of and for the
	Year Ended December 31,
	2010	2009	2008

Revenue
United States	$406,652	$411,438	$407,546
Philippines	292,726	309,793	289,026
Latin America	203,420	200,486	304,093
Europe / Middle East / Africa	120,643	138,290	154,146
Canada	52,396	82,500	154,190
Asia Pacific	19,069	25,408	91,146

Total	$1,094,906	$1,167,915	$1,400,147

Property, plant and equipment, gross
United States	$274,336	$260,243	$261,064
Philippines	88,513	79,898	71,974
Latin America	88,984	85,662	82,201
Europe / Middle East / Africa	25,261	24,517	21,828
Canada	29,697	43,408	49,813
Asia Pacific	27,100	24,610	20,018

Total	$533,891	$518,338	$506,898

Other long-term assets
United States	$14,417	$15,127	$15,836
Philippines	2,906	2,042	2,573
Latin America	1,143	1,107	1,814
Europe / Middle East / Africa	17,241	1,384	1,038
Canada	113	164	561
Asia Pacific	1,626	1,147	1,240

Total	$37,446	$20,971	$23,062

(5)	ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENTS

Accounts receivable, net in the accompanying Consolidated Balance Sheets consists of the following (amounts in thousands):

	December 31,
	2010	2009

Accounts receivable	$240,012	$222,194
Less: Allowance for doubtful accounts	(6,306)	(5,580)

Accounts receivable, net	$233,706	$216,614

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Activity in the Company’s Allowance for doubtful accounts consists of the following (amounts in thousands):

	December 31,
	2010	2009	2008

Balance, beginning of year	$5,580	$5,551	$4,725
Provision for doubtful accounts	600	1,412	1,990
Uncollectible receivables written-off	(67)	(2,069)	(193)
Effect of foreign currency	193	686	(971)

Balance, end of year	$6,306	$5,580	$5,551

Significant Clients

The Company had no clients in the year ended December 31, 2010 that contributed at least 10% of total revenue and had one client in each of the years ended 2009 and 2008 that contributed at least 10% of total revenue as reflected in the table below. Each operates in the communications industry and is included in the North American BPO segment. The revenue from these clients as a percentage of total revenue was as follows:

	Year Ended December 31,
	2010	2009	2008

T-Mobile	8%	10%	4%
Sprint Nextel	3%	6%	13%

Accounts receivable from these clients were as follows (amounts in thousands):

	Year Ended December 31,
	2010	2009	2008

T-Mobile	$22,610	$27,569	$15,987
Sprint Nextel	$6,879	$6,554	$20,375

The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs periodic credit evaluations of its clients and maintains allowances for uncollectible accounts and may require pre-payment for services. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk exists as of December 31, 2010.

(6)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (amounts in thousands):

	December 31,
	2010	2009

Land and buildings	$45,372	$44,528
Computer equipment and software	245,333	232,456
Telephone equipment	45,743	45,150
Furniture and fixtures	54,364	54,685
Leasehold improvements	140,412	140,762
Motor vehicles	898	492
Construction-in-progress and other	1,768	264

Property, plant and equipment, gross	533,891	518,338
Less: Accumulated depreciation and amortization	(428,363)	(391,343)

Property, plant and equipment, net	$105,528	$126,995

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Depreciation and amortization expense for property, plant and equipment was $49.2 million, $55.9 million and $57.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Included in computer equipment and software in the table above, the Company had $2.7 million and $1.1 million of unamortized Software Development Costs as of December 31, 2010 and 2009, respectively. Amortization expense for Software Development Costs was $0.2 million, $0.4 million and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively, which is included in the depreciation and amortization expense for property, plant and equipment discussed above.

(7)	GOODWILL AND IMPAIRMENT

Goodwill consisted of the following (amounts in thousands):

				Effect of
	December 31,			Foreign	December 31,
	2009	Acquisitions	Impairments	Currency	2010

North American BPO	$35,885	$–	$–	$–	$35,885
International BPO	9,365	7,251	–	206	16,822

Total	$45,250	$7,251	$–	$206	$52,707

				Effect of
	December 31,			Foreign	December 31,
	2008	Acquisitions	Impairments	Currency	2009

North American BPO	$35,885	$–	$–	$–	$35,885
International BPO	8,265	–	–	1,100	9,365

Total	$44,150	$–	$–	$1,100	$45,250

Impairment

The Company performs a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the business, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test in the fourth quarter each year, or more frequently if indicators of impairment exist. As of December 31, 2010, the Company’s assessment of goodwill impairment indicated that the fair values of the Company’s reporting units were substantially in excess of their estimated carrying values, and therefore goodwill in the reporting units was not impaired.

(8)	CONTRACT ACQUISITION COSTS

Contract acquisition costs, net consisted of the following (amounts in thousands):

	December 31,
	2010	2009

Contract acquisition costs, gross	$30,710	$30,710
Less: Accumulated amortization	(27,928)	(22,661)

Contract acquisition costs, net	$2,782	$8,049

Amortization of contract acquisition costs recorded as a reduction to Revenue was $5.3 million, $3.4 million and $2.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Expected future amortization of contract acquisition costs as of December 31, 2010 is as follows (amounts in thousands):

2011	$1,511
2012	509
2013	509
2014	253

Total	$2,782

(9)	OTHER INTANGIBLE ASSETS

Other intangible assets which are included in Other long-term assets in the accompanying Consolidated Balance Sheets consisted of the following (amounts in thousands):

		Amortization	Acquisitions	Effect of
	December 31,	and	or	Foreign	December 31,
	2009	Impairment	Disposals	Currency	2010

Customer relationships, gross	$7,300	$–	9,300	–	$16,600
Customer relationships accumulated amortization	(2,555)	(816)	–	–	(3,371)
Trade name – indefinite life	1,800	–	6,400	–	8,200

Other intangible assets, net	$6,545	$(816)	$15,700	$–	$21,429

		Amortization	Acquisitions	Effect of
	December 31,	and	or	Foreign	December 31,
	2008	Impairment	Disposals	Currency	2009

Customer relationships, gross	$11,445	$(604)	$(4,879)	$1,338	$7,300
Customer relationships accumulated amortization	(5,494)	(1,071)	4,879	(869)	(2,555)
Trade name – indefinite life	1,800	–	–	–	1,800

Other intangible assets, net	$7,751	$(1,675)	$–	$469	$6,545

Customer relationships are being amortized over a weighted average useful life of 9.6 years. Amortization expense related to other intangible assets was $0.8 million, $1.1 million and $1.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. In the year ended 2009, the Company recognized $0.6 million in impairment losses related to its customer relationships intangible asset due to the loss of a significant customer in the International BPO segment. The impairment loss was equivalent to the remaining net carrying value of the particular asset at the time of the impairment.

Expected future amortization of other intangible assets as of December 31, 2010 is as follows (amounts in thousands):

2011	$1,763
2012	1,763
2013	1,763
2014	1,763
2015	1,763
Thereafter	4,414

Total	$13,229

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(10)	DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange forward and option contracts to reduce its exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets consider, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of December 31, 2010, the Company has not experienced, nor does it anticipate any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands and net of tax):

	Year Ended December 31,
	2010	2009	2008

Aggregate unrealized net gain (loss) at beginning of year	$4,468	$(21,180)	$21,417
Net gain/(loss) from change in fair value of cash flow hedges	8,513	14,427	(39,624)
Net (gain)/loss reclassified to earnings from effective hedges	(5,890)	11,221	(2,973)

Aggregate unrealized net gain/(loss) at end of year	$7,091	$4,468	$(21,180)

The Company’s cash flow hedging instruments as of December 31, 2010 and 2009 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

	Local Currency	U.S. Dollar		% Maturing in	Contracts Maturing
2010	Notional Amount	Notional Amount		2011	Through

Canadian Dollar	10,200	$8,493		100.0%	December 2011
Philippine Peso	7,731,000	169,364	(1)	66.6%	December 2013
Mexican Peso	311,500	22,383		100.0%	December 2011
British Pound Sterling	4,647	7,231	(2)	100.0%	December 2011

		$207,471

	Local Currency	U.S. Dollar
2009	Notional Amount	Notional Amount

Canadian Dollar	14,400	$11,782
Canadian Dollar Call Options	19,400	17,301
Philippine Peso	4,615,000	96,354	(1)
Argentine Peso	9,000	2,454
Mexican Peso	491,500	34,880
S. African Rand	23,000	2,081
British Pound Sterling	3,876	6,565	(2)

		$171,417

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on December 31, 2010 and December 31, 2009.

(2)	Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on December 31, 2010 and December 31, 2009.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Hedge of Net Investment

In 2008, the Company entered into a foreign exchange forward contract to hedge its net investment in a foreign operation which was settled in May 2009. Changes in fair value of the Company’s net investment hedge are recorded in the cumulative translation adjustment in Accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets offsetting the change in the cumulative translation adjustment attributable to the hedged portion of the Company’s net investment in the foreign operation. Gains and losses from the settlements of the Company’s net investment hedge remain in Accumulated other comprehensive income (loss) until partial or complete liquidation of the applicable net investment. A loss of $1.2 million from the settlements of net investment hedges was recorded within Accumulated other comprehensive income (loss) at December 31, 2010.

Fair Value Hedges

The Company enters into foreign exchange forward contracts to hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges, as well as the offsetting gain or loss on the hedged asset or liability, are recognized in earnings in Other income (expense), net. As of December 31, 2010, the total notional amount of the Company’s forward contracts used as fair value hedges was $93.3 million.

Embedded Derivatives

In addition to hedging activities, the Company’s foreign subsidiary in Argentina is party to U.S. dollar denominated lease contracts which the Company has determined contain embedded derivatives. As such, the Company bifurcates the embedded derivatives features of the lease contracts and values these features as foreign currency derivatives.

Derivative Valuation and Settlements

The Company’s derivatives as of December 31, 2010 and 2009 were as follows (amounts in thousands):

	December 31, 2010
	Designated as Hedging
	Instruments		Not Designated as Hedging Instruments
	Foreign	Foreign	Foreign	Foreign
Derivative contracts:	Exchange	Exchange	Exchange	Exchange	Leases
			Option and
		Net	Forward		Embedded
Derivative classification:	Cash Flow	Investment	Contracts	Fair Value	Derivative

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$10,602	$–	$–	$783	$–
Other long-term assets	2,081	–	–	–	–
Other current liabilities	(677)	–	–	(58)	(105)
Other long-term liabilities	(104)	–	–	–	(34)

Total fair value of derivatives, net	$11,902	$–	$–	$725	$(139)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

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

The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2010 and 2009 were as follows (amounts in thousands):

Year Ended December 31,
	2010		2009
	Designated as Hedging		Designated as
	Instruments		Hedging Instruments
	Foreign	Foreign	Foreign	Foreign
Derivative contracts:	Exchange	Exchange	Exchange	Exchange
		Net		Net
Derivative classification:	Cash Flow	Investment	Cash Flow	Investment

Amount of gain or (loss) recognized in other comprehensive income – effective portion, net of tax:	$8,513	$–	$14,427	$(1,727)
Amount and location of net gain or (loss) reclassified from accumulated OCI to income – effective portion:
Revenue	$9,817	$–	$(18,293)	$–
Amount and location of net gain or (loss) reclassified from accumulated OCI to income – ineffective portion and amount excluded from effectiveness testing:
Other income (expense), net	$–	$–	$–	$–

	Year Ended December 31,
	2010			2009
	Not Designated as Hedging Instruments			Not Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange		Leases	Foreign Exchange		Leases
	Option and			Option and
	Forward		Embedded	Forward		Embedded
Derivative classification:	Contracts	Fair Value	Derivative	Contracts	Fair Value	Derivative

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Operations:
Cost of services	$–	$–	$230	$–	$–	$1,108
Other income (expense), net	(42)	3,693	–	(87)	(144)	–

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(11)	FAIR VALUE

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

The following presents information as of December 31, 2010 of the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of December 31, 2010, the Company had no borrowings outstanding under the Credit Agreement. During 2010, borrowings accrued interest at an outstanding average rate of 1.5% per annum; excluding unused commitment fees.

Derivatives – Net derivative assets (liabilities) measured at fair value on a recurring basis included the following (amounts in thousands):

The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of December 31, 2010, credit risk did not materially change the fair value of the Company’s foreign currency forward and option contracts.

The following is a summary of the Company’s fair value measurements as of December 31, 2010 and 2009 (amounts in thousands):

As of December 31, 2010

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value

Cash flow hedges	$–	$11,902	$–	$11,902
Fair value hedges	–	725	–	725
Embedded derivatives	–	(139)	–	(139)
Option and Forward Contracts	–	–	–	–

Total net derivative asset (liability)	$–	$12,488	$–	$12,488

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

As of December 31, 2009

	Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value

Cash flow hedges	$–	$8,104	$–	$8,104
Fair value hedges	–	(108)	–	(108)
Embedded derivatives	–	(369)	–	(369)
Option and Forward Contracts	–	42	–	42

Total net derivative asset (liability)	$–	$7,669	$–	$7,669

As of December 31, 2010

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Assets
Money market investments	$–	$19,668	$–
Derivative instruments, net	$–	$12,488	$–

Total assets	$–	$32,156	$–

Liabilities
Deferred compensation plan liability	$–	$(3,781)	$–
Purchase price payable	$–	$–	$(4,506)

Total liabilities	$–	$(3,781)	$(4,506)

As of December 31, 2009

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Assets
Money market investments	$–	$–	$–
Derivative instruments, net	$–	$7,669	$–

Total assets	$–	$7,669	$–

Liabilities
Deferred compensation plan liability	$–	$(3,399)	$–

Total liabilities	$–	$(3,399)	$–

Money Market Investments – The Company invests in various well-diversified money market funds which are managed by financial institutions. These money market funds are not publicly traded, but have historically been highly liquid. The value of the money market funds are determined by the banks based upon the funds’ net asset values (“NAV”). All of the money market funds currently permit daily investments and redemptions at a $1.00 NAV.

Deferred Compensation Plan – The Company maintains a non-qualified deferred compensation plan structured as a Rabbi trust for certain eligible employees. Participants in the deferred compensation plan

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

select from a menu of phantom investment options for their deferral dollars offered by the Company each year, which are based upon changes in value of complementary, defined market investments. The deferred compensation liability represents the combined values of market investments against which participant accounts are tracked.

(12)	INCOME TAXES

The sources of pre-tax accounting income are as follows (amounts in thousands):

	Year Ended December 31,
	2010	2009	2008

Domestic	$19,891	$34,791	$23,113
Foreign	62,078	68,252	81,491

Total	$81,969	$103,043	$104,604

The components of the Company’s Provision for income taxes are as follows (amounts in thousands):

	Year Ended December 31,
	2010	2009	2008

Current provision
Federal	$9,612	$7,751	$8,480
State	1,391	(317)	933
Foreign	20,458	13,977	17,104

Total current provision	31,461	21,411	26,517
Deferred provision (benefit)
Federal	(128)	7,027	1,009
State	(17)	460	331
Foreign	(2,885)	(1,421)	(588)

Total deferred provision (benefit)	(3,030)	6,066	752

Total provision for income taxes	$28,431	$27,477	$27,269

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The following reconciles the Company’s effective tax rate to the federal statutory rate (amounts in thousands):

	Year Ended December 31,
	2010	2009	2008

Income tax per U.S. federal statutory rate (35%)	$28,689	$36,084	$36,611
State income taxes, net of federal deduction	2,079	1,015	716
Change in valuation allowances	5,645	(2,855)	(2,825)
Foreign income taxes at different rates than the U.S.	(12,499)	(12,812)	(11,426)
Foreign withholding taxes	989	3,402	2,501
Increase to current/deferred tax assets due to implementation of tax planning strategies	(4,910)	–	–
Losses in international markets without tax benefits	964	856	560
Nondeductible compensation under Section 162(m)	1,002	1,162	175
Liabilities for uncertain tax positions	(2,695)	401	(72)
Permanent difference related to foreign exchange gains	(46)	(110)	(149)
(Income)/losses of foreign branch operations	2,340	(78)	2,501
Non-taxable earnings of minority interest	(603)	(434)	(863)
Foreign dividend less foreign tax credits	5,344	–	–
Increase in deferred tax liability – branch losses in UK	2,586	–	–
Increase to deferred tax asset – change in state tax rate	(588)	–	–
Other	134	846	(460)

Income tax per effective tax rate	$28,431	$27,477	$27,269

The Company’s deferred income tax assets and liabilities are summarized as follows (amounts in thousands):

	Year Ended December 31,
	2010	2009

Deferred tax assets, gross
Accrued workers compensation, deferred compensation and employee benefits	$2,337	$4,014
Allowance for doubtful accounts, insurance and other accruals	8,402	6,258
Depreciation and amortization	12,579	11,279
Amortization of deferred rent liabilities	2,624	5,273
Net operating losses	19,126	13,756
Equity compensation	7,010	5,979
Customer acquisition and deferred revenue accruals	1,905	3,071
Federal and state tax credits, net	18,450	14,972
Contract acquisition costs	241	–
Other	5,431	4,555

Total deferred tax assets, gross	78,105	$69,157
Valuation allowances	(22,636)	(20,363)

Total deferred tax assets, net	55,469	$48,794
Deferred tax liabilities
Long-term lease obligations	(28)	(1,327)
Unrealized gains on derivatives	(4,810)	(2,851)
Contract acquisition costs	–	(505)
Future losses in UK	(4,554)	(1,967)
Other	(5,157)	(2,851)

Total deferred tax liabilities	(14,549)	(9,501)

Net deferred tax assets	$40,920	$39,293

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

As of December 31, 2010 the Company had approximately $22.0 million of net deferred tax assets in the U.S. and $19.0 million of net deferred tax assets related to certain international locations whose recoverability is dependent upon their future profitability. As of December 31, 2010 the deferred tax valuation allowance was $22.6 million and related primarily to tax losses in foreign jurisdictions and U.S. federal and state tax credits which do not meet the “more-likely-than-not” standard under current accounting guidance. The utilization of these state tax credits are subject to numerous factors including various expiration dates, generation of future taxable income over extended periods of time and state income tax apportionment factors which are subject to change.

When there is a change in judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. In 2010, the Company made adjustments to its deferred tax assets and corresponding valuation allowances. The net change to the valuation allowance of $6.6 million was due to a $3.7 million valuation allowance for its deferred tax assets in Spain that do not meet the “more-likely-than-not” standard and a $2.1 million increase in the United States primarily for valuation of executive compensation that may be limited for tax purposes in the future and certain state credits and NOLs that do not meet the “more-likely-than-not” standard; and a $0.8 million increase in the valuation allowance in certain other foreign jurisdictions.

On February 20, 2011 the Company received notice of an adverse decision by the Canadian Revenue Agency (“CRA”) in regards to the Company’s attempt to recover taxes paid to Canada with respect to the years 2001 and 2002. In 2005, through the Competent Authority process, the Company sought relief under the United States-Canada Income Tax Convention for avoidance of double taxation arising from adjustments to the taxable income originally reported to these jurisdictions. At December 31, 2010, the Company continued to believe that collection of the income tax receivable was more likely than not. Upon receipt of the notification, the Company can no longer conclude that the collection of this income tax receivable is more likely than not. Consistent with accounting for tax positions that no longer meet the recognition criteria, the Company expects to reverse the income tax receivable of $8.9 million (which includes $3.9 million of accumulated foreign exchange gains since the position was first established in 2005) through income tax expense in the first quarter of 2011. The Company continues to believe in the merits of its claim for which it sought relief from double taxation through the Competent Authority process. As such, the Company is exploring and intends to vigorously pursue any available remedies in response to the CRA decision.

As of December 31, 2010, after consideration of all tax loss and tax credit carry back opportunities, the Company had net foreign tax loss carry forwards expiring as follows (amounts in thousands):

2011	$–
2012	–
2013	–
2014	7,073
2015	340
No expiration	29,480

Total	$36,893

As of December 31, 2010, domestically, the Company had a state tax credit carry-forwards of $9.4 million that if unused will expire between 2011 and 2023.

As of December 31, 2010 the cumulative amount of foreign earnings considered permanently invested outside the U.S. was $209.0 million. Those earnings do not include earnings from certain subsidiaries

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

which the Company intends to repatriate to the U.S. or are otherwise considered available for distribution to the U.S. Accordingly, no provision for U.S. federal or state income taxes or foreign withholding taxes has been provided on these undistributed earnings. If these earnings become taxable in the U.S, the Company would be subject to incremental tax expense, after any applicable foreign tax credit, and foreign withholding tax expense.

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and Costa Rica. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted 14 separate agreements with an initial period of four years and additional periods for varying years, expiring at various times between 2011 and 2013. The aggregate effect on income tax expense for the years ended December 31, 2010, 2009 and 2008 was approximately $7.6 million, $8.9 million and $9.2 million, respectively, which had a favorable impact on net income per share of $0.13, $0.14 and $0.14, respectively.

Accounting for Uncertainty in Income Taxes

In accordance with ASC 740, the Company has recorded a reserve for uncertain tax positions. The total amount of interest and penalties recognized in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) as of December 31, 2010 was approximately $0.1 million and the total amount of interest and penalties recognized in the accompanying Consolidated Balance Sheets as of December 31, 2010 was approximately $0.1 million.

The Company had a reserve for uncertain tax benefits, on a net basis, of $9.0 million and $19.1 million for the years ended December 31, 2010 and 2009, respectively. The liability for uncertain tax positions was reduced by $3.8 million for tax positions that were resolved favorably or expired. It was also reduced by $9.2 million on account of new information used in the measurement of an unrecognized tax benefit. It is also reasonably possible that a substantial change in the amount of unrecognized tax benefits will occur in 2011. The Company anticipates it is reasonably possible that it will reach a settlement with the IRS concerning disallowed deductions on the Company’s 2002 tax year. The amount of unrecognized tax benefits associated with this issue is $8.1 million. The range of settlements, which would positively affect income tax expense in 2011, is between $2.1 million and $8.1 million. If the Company recognized these remaining unrecorded tax benefits, approximately $9.0 million of tax benefits and tax related interest and penalties accrued, such recognition would favorably impact the effective tax rate.

The tabular reconciliation of the reserve for uncertain tax benefits on a gross basis for the year ended December 31, 2010 is presented below (amounts in thousands):

Balance as of December 31, 2007	$21,932
Additions for current year tax positions	613
Reductions in prior year tax positions	(627)

Balance as of December 31, 2008	$21,918
Additions for current year tax positions	352
Reductions in prior year tax positions	(238)

Balance as of December 31, 2009	$22,032
Additions for current year tax positions	28
Reductions in prior year tax positions	(13,025)

Balance as of December 31, 2010	$9,035

F-29.1

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The Company and its domestic and foreign subsidiaries (including Percepta LLC and its domestic and foreign subsidiaries) file income tax returns as required in the U.S. federal jurisdiction and various state and foreign jurisdictions. The following table presents the major tax jurisdictions and tax years that are open as of December 31, 2010 and subject to examination by the respective tax authorities:

Tax Jurisdiction	Tax Year Ended

United States	2002 to 2004 and 2007 to present
Argentina	2005 to present
Australia	2006 to present
Brazil	2002 to present
Canada	2003 to present
Mexico	2005 to present
Philippines	2008 to present
Spain	2006 to present

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2002 through 2004, and 2007 to present, remain open tax years subject to IRS audit. The Company has been notified of the intent to audit, or is currently under audit of income taxes in the Philippines. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect in the Company’s Consolidated Financial Statements.

(13)	RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the year ended December 31, 2010, the Company undertook a number of restructuring activities primarily associated with reductions in the Company’s capacity and workforce in both the North American BPO and International BPO segments to better align the capacity and workforce with current business needs.

A summary of the expenses recorded in Restructuring, net in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008, respectively, is as follows (amounts in thousands):

	Year Ended December 31,
	2010	2009	2008

North American BPO
Reduction in force	$7,891	$4,008	$744
Facility exit charges	320	408	2,385
Changes in estimates	(5)	(1,028)	(182)

Total	$8,206	$3,388	$2,947

	Year Ended December 31,
	2010	2009	2008

International BPO
Reduction in force	$5,189	$1,516	$3,169
Facility exit charges	89	168	–
Changes in estimates	(8)	–	–

Total	$5,270	$1,684	$3,169

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2010	2009	2008

Database Marketing and Consulting
Reduction in force	$–	$–	$8
Changes in estimates	–	–	(65)

Total	$–	$–	$(57)

A rollforward of the activity in the Company’s restructuring accruals for the years ended December 31, 2010 and 2009, respectively, is as follows (amounts in thousands):

	Closure of Delivery
	Centers	Reduction in Force	Total

Balance as of December 31, 2008	$2,113	$–	$2,113
Expense	576	5,524	6,100
Payments	(1,286)	(5,511)	(6,797)
Changes in estimates	(1,028)	–	(1,028)

Balance as of December 31, 2009	375	13	388
Expense	409	13,080	13,489
Payments	(89)	(4,813)	(4,902)
Changes in estimates	–	(13)	(13)

Balance as of December 31, 2010	$695	$8,267	$8,962

During 2010 and 2009, the Company determined that $13 thousand and $1.0 million, respectively, of previously recorded restructuring expenses would not be paid and these amounts were reversed against restructuring expense and included as a revision of prior estimates in the table above.

The remaining reduction in force accrual is expected to be paid during 2011, with the remaining accrual for the closure of delivery centers to be paid or extinguished no later than 2012.

Impairment Losses

The Company evaluated the recoverability of its leasehold improvement assets at certain delivery centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During 2010, the Company recognized impairment losses related to leasehold improvement assets of $1.4 million in its North American BPO segment and $0.6 million in its International BPO segment.

During 2009, the Company recognized impairment losses of $2.8 million in its International BPO segment, related to the exiting of $2.0 million of certain delivery centers and an $0.8 million impairment loss based on the Company’s evaluation of the recoverability of its leasehold improvement and other intangible assets. During 2009, the Company recognized impairment losses of $1.8 million in its North American BPO segment based on the Company’s evaluation of the recoverability of its leasehold improvement assets.

During 2008, the Company recognized impairment losses of $1.8 million and $0.2 million in its North American BPO and International BPO segments, respectively, based on the Company’s evaluation of the recoverability of its leasehold improvement assets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(14)	INDEBTEDNESS

Credit Facility

On October 1, 2010, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders led by KeyBank National Association, Wells Fargo Bank, National Association, Bank of America, N.A., BBVA Compass, and JPMorgan Chase Bank, N.A. The Credit Agreement amends and restates in its entirety the Company’s prior credit facility entered into during 2006.

The Credit Agreement provides for a secured revolving credit facility that matures on September 30, 2015 with an initial maximum aggregate commitment of $350.0 million. At the Company’s discretion, direct borrowing options under the Credit Agreement include (i) Eurodollar loans with one, two, three, and six month terms, and/or (ii) overnight base rate loans. The Credit Agreement also provides for a sub-limit for loans or letters of credit in both U.S. dollars and certain foreign currencies, with direct foreign subsidiary borrowing capabilities up to 50% of the total commitment amount. The Company may increase the maximum aggregate commitment under the Credit Agreement to $500.0 million if certain conditions are satisfied, including that the Company is not in default under the Credit Agreement at the time of the increase and that the Company obtains the commitment of the lenders participating in the increase.

Base rate loans bear interest at a rate equal to the greatest of (i) KeyBank National Association’s prime rate, (ii) the federal funds effective rate plus 0.5% or (iii) the one month London Interbank Offered Rate (“LIBOR”) plus 1.25%, in each case adding a margin based upon the Company’s leverage ratio. Eurodollar and alternate currency loans bear interest based upon LIBOR, as adjusted for prescribed bank reserves, plus a margin based upon the Company’s leverage ratio. Letter of credit fees are 0.125% of the stated amount of the letter of credit on the date of issuance, renewal or amendment, plus an annual fee equal to the borrowing margin for Eurodollar loans. Facility fees are payable to the Lenders in an amount equal to the unused portion of the credit facility and are based upon the Company’s leverage ratio.

Indebtedness under the Credit Agreement is guaranteed by certain of the Company’s present and future domestic subsidiaries. Indebtedness under the Credit Agreement and the related guarantees are secured by security interests (subject to permitted liens) in the U.S. accounts receivable and cash of the Company and certain of its domestic subsidiaries and may be secured by tangible assets of the Company and such domestic subsidiaries if borrowings by foreign subsidiaries exceed $50.0 million and the leverage ratio is greater than 2.50 to 1.00. The Company also pledged 65% of the voting stock and 100% of the non-voting stock of certain of the Company’s material foreign subsidiaries and may pledge 65% of the voting stock and 100% of the non-voting stock of the Company’s other foreign subsidiaries.

The Credit Agreement, which includes customary financial covenants, may be used for general corporate purposes, including working capital, purchases of treasury stock and acquisition financing. As of December 31, 2010, the Company was in compliance with all financial covenants. During 2010, 2009 and 2008, borrowings accrued interest at an average rate of approximately 1.5%, 1.2%, and 4.0% per annum, respectively; excluding unused commitment fees. The Company’s daily average borrowings during 2010, 2009 and 2008 were $62.5 million, $74.3 million and $101.8 million, respectively. As of both December 31, 2010 and 2009, the Company had no outstanding borrowings under the Credit Agreement or the previous credit facility. Availability under the Credit Agreement was $345.4 million as of December 31, 2010, which represents the $350.0 million less $4.6 million in issued letters of credit. As of December 31, 2009, the availability under the credit facility was $220.2 million, which was $225.0 million less $4.8 million in issued letters of credit.

The Company has unsecured, uncommitted lines of credit to support working capital for a few foreign subsidiaries. As of December 31, 2010, only one loan was outstanding for approximately $0.6 million,

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

which was included in Other current liabilities in the accompanying Consolidated Balance Sheets. The line of credit accrues interest at 6.0% per annum.

(15)	DEFERRED TRAINING REVENUE AND COSTS

Deferred training revenue in the accompanying Consolidated Balance Sheets consist of the following (amounts in thousands):

	December 31,
	2010	2009

Deferred Training Revenue – Current	$4,060	$7,083
Deferred Training Revenue – Long-term	2,669	2,297

Total Deferred Training Revenue	$6,729	$9,380

Activity for the Company’s Deferred training revenue was as follows (amounts in thousands):

	Year Ended December 31,
	2010	2009	2008

Balance, beginning of year	$9,380	$15,308	$12,662

Add: Amounts deferred due to new business	7,711	17,853	20,961
Less: Revenue recognized	(10,446)	(24,415)	(17,830)

Net increase/(decrease) in deferred revenue	(2,735)	(6,562)	3,131
Effect of foreign currency	84	634	(485)

Balance, end of year	$6,729	$9,380	$15,308

Deferred training costs in the accompanying Consolidated Balance Sheets consist of the following (amounts in thousands):

	December 31,
	2010	2009

Deferred Training Costs – Current	$1,135	$2,800
Deferred Training Costs – Long-term	586	779

Total Deferred Training Costs	$1,720	$3,579

Activity for the Company’s Deferred training costs was as follows (amounts in thousands):

	Year Ended December 31,
	2010	2009	2008

Balance, beginning of year	$3,579	$6,559	$5,327

Add: Amounts deferred due to new business	2,188	7,180	8,916
Less: Recognized expense	(4,067)	(10,119)	(7,452)

Net increase/(decrease) in deferred costs	(1,879)	(2,939)	1,464
Effect of foreign currency	20	(41)	(232)

Balance, end of year	$1,720	$3,579	$6,559

(16)	COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of December 31, 2010, outstanding letters of credit and other performance guarantees totaled approximately $5.5 million, which primarily guarantee workers’ compensation and other insurance-related obligations.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Guarantees

The Company’s Credit Facility is guaranteed by certain of the Company’s domestic subsidiaries.

On March 31, 2010, the Company sold a corporate aircraft that was financed under a synthetic operating lease. Accordingly, the Company elected to exercise its purchase option rights under the lease for a specified amount. Simultaneous with the purchase, the Company sold the aircraft to an unrelated third-party. The proceeds from the aircraft sale were used to satisfy the lease obligations and other sales-related expenses, with the Company realizing a net gain of approximately $137,000, which was recorded in Other income (expense), net in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) during 2010.

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

Securities Class Action

On January 25, 2008, a class action lawsuit was filed in the United States District Court for the Southern District of New York entitled Beasley v. TeleTech Holdings, Inc., et al. against TeleTech, certain current directors and officers and others alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act, Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act. The complaint alleged, among other things, false and misleading statements in the Registration Statement and Prospectus in connection with (i) a March 2007 secondary offering of common stock and (ii) various disclosures made and periodic reports filed by the Company between February 8, 2007 and November 8, 2007. On February 25, 2008, a second nearly identical class action complaint, entitled Brown v. TeleTech Holdings, Inc., et al., was filed in the same court. On May 19, 2008, the actions described above were consolidated under the caption In re: TeleTech Litigation and lead plaintiff and lead counsel were approved. On October 21, 2009, the Company and the other defendants named executed a stipulation of settlement with the lead plaintiffs to settle the consolidated class action lawsuit. On June 11, 2010, the United States District Court for the Southern District of New York issued final approval of the settlement. The Company paid $225,000 of the total settlement amount, which had been included in Other accrued expenses in the accompanying Consolidated Balance Sheets at December 31, 2009; the remaining settlement amount was covered by the Company’s insurance carriers.

Derivative Action

On July 28, 2008, a shareholder derivative action was filed in the Court of Chancery, State of Delaware, entitled Susan M. Gregory v. Kenneth D. Tuchman, et al., against certain of TeleTech’s former and current officers and directors alleging, among other things, that the individual defendants breached their fiduciary duties and were unjustly enriched in connection with: (i) equity grants made in excess of plan limits; and (ii) manipulating the grant dates of stock option grants from 1999 through 2008. TeleTech was named solely as a nominal defendant against whom no recovery is sought. On October 26, 2009, the Company and other defendants in the derivative action executed a stipulation of settlement with the lead plaintiffs to settle the derivative action. On January 5, 2010, the Court of Chancery, State of Delaware issued final approval of the settlement. The total amount paid under the approved settlement was covered by the Company’s insurance carriers.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(17)	LEASES

The Company has various operating leases primarily for equipment, delivery centers and office space, which generally contain renewal options. Rent expense under operating leases was approximately $30.2 million, $29.7 million and $31.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

In 2008, the Company sub-leased one of its delivery centers to a third party for the remaining term of the original lease. The sub-lease began on January 1, 2009 and rental income received over the term of the lease will be recognized on a straight-line basis. Future minimum sub-lease rental receipts are shown in the table below.

The future minimum rental payments and receipts required under non-cancelable operating leases as of December 31, 2010 are as follows (amounts in thousands):

	Operating	Sub-Lease
	Leases	Income

2011	$25,927	$1,752
2012	18,531	1,823
2013	12,131	1,823
2014	7,242	1,823
2015	3,372	2,234
Thereafter	7,392	12,083

Total	$74,595	$21,538

In addition, the Company records operating lease expense on a straight-line basis over the life of the lease as described in Note 1. The deferred lease liability as of December 31, 2010 and 2009 was $10.4 million and $14.0 million, respectively.

The future minimum rental payments for capital leases as of December 31, 2010 are as follows (amounts in thousands) and the current portion and the long-term portion of the obligation are included in the Other current liabilities in the accompanying Consolidated Balance Sheets:

Capital
Leases

2011	$1,532
2012	403

Total	1,935
Less amount representing interest	(126)

Present value of minimum lease payments	1,809
Less current portion	(1,417)

Long-term portion	$392

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The Company has two delivery centers classified as capital leases at December 31, 2010. The amounts applicable to these leases as included in property, plant and equipment are as follows (amounts in thousands):

	December 31,
	2010	2009

Historical cost	$12,181	$12,181
Less: Accumulated depreciation	(11,871)	(10,435)

	$310	$1,746

Asset Retirement Obligations

The Company records asset retirement obligations for its delivery center leases. Capitalized costs related to asset retirement obligations are included in Other long-term assets in the accompanying Consolidated Balance Sheets while the asset retirement obligation (“ARO”) liability is included in Other long-term liabilities in the accompanying Consolidated Balance Sheets. Following is a summary of the amounts recorded (amounts in thousands):

	Balance at				Balance at
	December 31,	Additions and			December 31,
	2009	Modifications	Accretion	Settlements	2010

ARO liability at inception	$1,798	$406	$–	$(559)	$1,645
Accumulated accretion	805	–	$82	$(232)	655

	$2,603	$406	$82	$(791)	$2,300

	Balance at				Balance at
	December 31,	Additions and			December 31,
	2008	Modifications	Accretion	Settlements	2009

ARO liability at inception	$1,788	$183	$–	$(173)	$1,798
Accumulated accretion	702	8	90	5	805

	$2,490	$191	$90	$(168)	$2,603

Increases to ARO result from a new lease agreement or modifications on an ARO from a preexisting lease agreement. Modifications to ARO liabilities and accumulated accretion occur when lease agreements are amended or when assumptions change, such as the rate of inflation. Modifications are accounted for prospectively as changes in estimates. Settlements occur when leased premises are vacated and the actual cost of restoration is paid. Differences between the actual costs of restoration and the balance recorded as ARO liabilities are recognized as gains or losses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(18)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes Accumulated other comprehensive income (loss) for the periods indicated (amounts in thousands):

	Translation Adjustments
	Foreign
	Currency	Net	Cash
	Translation	Investment	Flow
	Adjustments	Hedges	Hedges	Other	Totals

Accumulated other comprehensive income (loss) at December 31, 2007	$36,683	$–	$21,417	$(212)	$57,888
Gross changes	(48,919)	507	(64,171)	100	(112,483)
Tax	–	–	21,574	–	21,574

Other comprehensive income (loss), net of tax	(48,919)	507	(42,597)	100	(90,909)
Accumulated other comprehensive income (loss) at December 31, 2008	(12,236)	507	(21,180)	(112)	(33,021)
Gross changes	19,613	(1,727)	47,072	–	64,958
Tax	–	–	(21,424)	–	(21,424)

Other comprehensive income (loss), net of tax	19,613	(1,727)	25,648	–	43,534
Accumulated other comprehensive income (loss) at December 31, 2009	7,377	(1,220)	4,468	(112)	10,513
Gross changes	7,990	–	4,583	(792)	11,781
Tax	–	–	(1,960)	–	(1,960)

Other comprehensive income (loss), net of tax	7,990	–	2,623	(792)	9,821
Accumulated other comprehensive income (loss) at December 31, 2010	$15,367	$(1,220)	$7,091	$(904)	$20,334

(19)	NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2010	2009	2008

Shares used in basic earnings per share calculation	60,361	62,891	68,208
Effect of dilutive securities:
Stock options	874	814	1,370
Restricted stock units	557	533	–

Total effects of dilutive securities	1,431	1,347	1,370

Shares used in dilutive earnings per share calculation	61,792	64,238	69,578

For the years ended December 31, 2010, 2009 and 2008, 0.1 million, 0.4 million and 0.3 million, respectively, of options to purchase shares of common stock were outstanding but not included in the

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the years ended December 31, 2010, 2009 and 2008, restricted stock units of 1.1 million, 0.8 million, and 1.1 million, respectively, were outstanding but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the years ended December 31, 2010, 2009 and 2008, restricted stock units that vest based on the Company achieving specified operating income performance targets, of 0.1 million, 0.1 million and 0.4 million, respectively, were outstanding but not included in the computation of diluted net income per share because they were not determined to be contingently issuable.

(20)	EMPLOYEE COMPENSATION PLANS

Employee Benefit Plan

The Company has two 401(k) profit-sharing plans that allow participation by U.S. employees who have completed six months of service, as defined, and are 21 years of age or older. Participants may defer up to 75% of their gross pay, up to a maximum limit determined by U.S. federal law. Participants are also eligible for a matching contribution. The Company may from time to time, at its discretion, make a “matching contribution” based on the amount and rate of the elective deferrals. The Company determines how much, if any, it will contribute for each dollar of elective deferrals. Participants vest in matching contributions over a three-year period. Company matching contributions to the 401(k) plans totaled $2.2 million, $2.7 million and $3.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Equity Compensation Plans

In February 1999, the Company adopted the TeleTech Holdings, Inc. 1999 Stock Option and Incentive Plan (the “1999 Plan”). The purpose of the 1999 Plan was to enable the Company to continue to (a) attract and retain high quality directors, officers, employees, consultants and independent contractors; (b) motivate such persons to promote the long-term success of the Company and its subsidiaries; and (c) induce employees of companies that are acquired by TeleTech to accept employment with TeleTech following such an acquisition. The 1999 Plan supplemented the 1995 Option Plan. An aggregate of 7.0 million shares of common stock were reserved under the 1995 Option Plan and 14.0 million shares of common stock were reserved for issuance under the 1999 Plan, which permitted the award of incentive stock options, non-qualified stock options, stock appreciation rights, shares of restricted common stock and restricted stock units (“RSUs”). The 1999 Plan also provided for annual equity-based compensation grants to members of the Company’s Board of Directors. Options granted to employees generally vested over four to five years and had a contractual life of ten years. Options issued to Directors vested immediately and had a contractual life of ten years. In May of 2009, the Company adopted a policy to issue RSUs to Directors, which generally vest over one year.

In May 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”). Upon adoption of the 2010 Plan, all authorized and unissued equity in both the 1995 Option Plan and the 1999 Plan was cancelled. An aggregate of 4.0 million shares of common stock has been reserved for issuance under the 2010 Plan, which permits the award of incentive stock options, non-qualified stock options, stock appreciation rights, shares of restricted common stock and restricted stock units. As of December 31, 2010, a total of 4.0 million shares were authorized and 3.8 million shares were available for issuance under the 2010 Plan.

For the years ended December 31, 2010, 2009, and 2008, the Company recorded total equity-based compensation expense under all equity-based arrangements (stock options and RSUs) of $13.4 million, $11.6 million and $10.3 million, respectively. All compensation expense is included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Restricted Stock Units

2007 RSU Awards:  Beginning in January 2007, the Compensation Committee of the Company’s Board of Directors granted RSUs under the 1999 Plan to certain members of the Company’s management team. RSUs are intended to provide management with additional incentives to promote the success of the Company’s business, thereby aligning their interests with the interests of the Company’s stockholders. One RSU award was granted during 2007 for 500,000 shares and vests equally over a 10-year period. The Company granted an additional RSU award for 500,000 shares of which 50% vests equally over five years and 50% is earned by achieving specific performance targets over a five year period. Of the remaining RSUs granted during 2007, one-third vest over five years based on the individual recipient’s continued employment with the Company (“time vesting RSUs”) and two-thirds vested pro-rata over three years based on the Company achieving specified operating income performance targets in each of the years 2007, 2008, and 2009 (“performance RSUs”). If the performance target for a particular year is not met, the performance RSUs scheduled to vest are canceled. The Company records compensation expense for the performance RSUs when it concludes that it is probable that the performance condition will be achieved. Because the Company did not achieve the operating income performance targets in 2010, the performance RSUs were canceled. There were 50,000 performance RSUs outstanding as of December 31, 2010.

2008, 2009 and 2010 RSU Awards:  The Company granted additional RSUs in 2008, 2009 and 2010 to new and existing employees that vest over four years. The Company also granted RSUs in 2009 and 2010 to members of the Board of Directors that generally vest over one year. There were no performance vesting RSUs issued in 2008, 2009 and 2010. All RSUs vested during the year ended December 31, 2010 were issued out of treasury stock.

Summary of RSUs:  Settlement of the RSUs shall be made in shares of the Company’s common stock by delivery of one share of common stock for each RSU then being settled. The Company calculates the fair value for RSUs based on the closing price of the Company’s stock on the date of grant and records compensation expense over the vesting period using a straight-line method. The Company factors an estimated forfeiture rate in calculating compensation expense on RSUs and adjusts for actual forfeitures upon the vesting of each tranche of RSUs.

The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2010, 2009, and 2008 was $17.82, $9.42, and $10.78 per share, respectively. The total intrinsic value of RSUs vested during the years ended December 31, 2010, 2009, and 2008 was $10.6 million, $5.7 million, and $3.4 million.

A summary of the status of the Company’s non-vested RSUs and activity for the year ended December 31, 2010 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested as of December 31, 2009	2,394,978	$17.67
Granted	1,217,816	$17.82
Vested	(599,941)	$15.95
Cancellations/expirations	(303,651)	$14.80

Unvested as of December 31, 2010	2,709,202	$18.45

As of December 31, 2010, there was approximately $36.2 million of total unrecognized compensation expense and approximately $54.8 million in total intrinsic value related to non-vested time vesting RSU

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

grants. The unrecognized compensation expense will be recognized over the remaining weighted-average vesting period of 1.6 years using the straight-line method.

Stock Options

The grant date fair values of stock options granted to Directors in 2008 (there were no stock options granted in 2009 or 2010), were calculated using the Black-Scholes-Merton model. The following table provides the range of assumptions used in the Black-Scholes-Merton model for stock options granted:

	Year Ended December 31,
	2010	2009	2008

Risk-free interest rate	–	–	2.3%
Expected life in years	–	–	2.6
Expected volatility	–	–	60.6%
Dividend yield	–	–	0%
Weighted-average volatility	–	–	60.6%

The Company estimated the expected term based on historical averages of option exercises and expirations. The calculation of expected volatility is based on the historical volatility of the Company’s common stock over the expected term. The risk-free interest rate is based on the yield on the grant measurement date of a traded zero-coupon U.S. Treasury bond, as reported by the U.S. Federal Reserve, with a term equal to the expected term of the stock option granted. The Company factored an estimated forfeiture rate and adjusted for actual forfeitures upon the vesting of each tranche of options.

A summary of stock option activity for the year ended December 31, 2010 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contract	Value
	Shares	Price	Term in Years	(000’s)

Outstanding as of December 31, 2009	3,337,913	$11.72
Exercises	(272,974)	$10.22
Pre-vest cancellations	(13,650)	$12.55
Post-vest cancellations/expirations	(173,669)	$28.96

Outstanding as of December 31, 2010	2,877,620	$10.82	2.8	$29,041

Vested and exercisable as of December 31, 2010	2,863,520	$10.81	2.8	$28,941

The weighted-average grant-date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $0, $0 and $5.61 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $2.3 million, $4.0 million and $1.8 million, respectively. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $0.7 million, $2.6 million and $5.7 million, respectively.

As of December 31, 2010, there was approximately $24,000 of unrecognized compensation expense related to non-vested stock options. The unrecognized compensation expense will be recognized over the remaining weighted-average vesting period of 0.2 years using the straight-line method. Equity-based compensation expense is recognized in Selling, general and administrative in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

Cash received from option exercises under the Plans for the years ended December 31, 2010, 2009 and 2008 was $2.8 million, $6.2 million and $2.9 million, respectively. Shares issued for options exercised during the year ended December 31, 2010 were issued out of treasury stock.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(21)	STOCK REPURCHASE PROGRAM

Stock Repurchase Program

The Company has a stock repurchase program, which was initially authorized by the Company’s Board of Directors in November 2001. As of December 31, 2010, the cumulative authorized repurchase allowance was $412.3 million. During the year ended December 31, 2010, the Company purchased 5.0 million shares for $80.3 million. Since inception of the program, the Company has purchased 28.8 million shares for $367.0 million. As of December 31, 2010, the remaining allowance under the program was approximately $45.3 million. For the period from January 1, 2011 through February 24, 2011, the Company has purchased an additional 1.2 million shares for $24.8 million. The stock repurchase program does not have an expiration date.

(22)	RELATED PARTY TRANSACTIONS

The Company has entered into agreements under which Avion, LLC (“Avion”) and AirMax, LLC (“AirMax”) provide certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has a direct 100% beneficial ownership interest in Avion and had an indirect interest in AirMax during 2008. During 2010, 2009 and 2008, the Company paid $1.5 million, $0.6 million and $0.7 million, respectively, to Avion for services provided to the Company. During 2010, 2009 and 2008, the Company paid $0.9 million, $1.1 million and $1.7 million, respectively, to AirMax for services provided to the Company. There were no amounts outstanding to either Avion or AirMax as of December 31, 2010. The Audit Committee of the Board of Directors reviews these transactions annually and has determined that the fees charged by Avion and AirMax are at fair market value.

(23)	OTHER FINANCIAL INFORMATION

Self-insurance liabilities of the Company which are included in Accrued employee compensation and benefits and Other accrued expenses in the accompanying Consolidated Balance Sheets were as follows (amounts in thousands):

	December 31,
	2010	2009

Worker’s compensation	$2,720	$2,525
Employee health and dental insurance	2,912	2,971
Other general liability insurance	1,221	723

Total self-insurance liabilities	$6,853	$6,219

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(24)	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present certain quarterly financial data for the year ended December 31, 2010 (amounts in thousands except per share amounts).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$271,526	$271,927	$271,005	$280,448
Cost of services	194,618	198,194	193,996	202,889
Selling, general and administrative	43,408	39,741	40,572	42,091
Depreciation and amortization	12,724	12,946	12,452	12,096
Restructuring charges, net	1,469	1,304	3,579	7,124
Impairment losses	–	679	327	952

Income from operations	19,307	19,063	20,079	15,296
Other income (expense)	(211)	332	7,295	808
Provision for income taxes	(5,054)	(5,071)	(7,586)	(10,720)
Non-controlling interest	(755)	(922)	(1,118)	(869)

Net income attributable to TeleTech shareholders	$13,287	$13,402	$18,670	$4,515

Weighted average shares outstanding
Basic	61,877	61,117	59,808	58,690
Diluted	63,483	62,317	61,028	60,369
Net income per share attributable to TeleTech shareholders
Basic	$0.21	$0.22	$0.31	$0.08
Diluted	$0.21	$0.22	$0.31	$0.07

Included in Revenue for the first quarter is a $2.0 million reduction for disputed service delivery issues which occurred in 2009.

Included in Selling, general and administrative for the second and fourth quarters, respectively, is a decrease of $0.3 million and $1.1 million due to change in estimates relating to self-insurance liabilities.

Included in Other income (expense) for the third quarter is a $5.9 million gain related to the settlement of a Newgen legal claim.

Included in Provision for income taxes for the third quarter is a $2.3 million expense related to the gain described above.

Included in the Provision for income taxes for the fourth quarter is a $5.6 million expense related repatriation of foreign earnings previously considered permanently invested outside the U.S., an increase of $2.5 million in the U.S. deferred tax liability related to foreign tax assets that can no longer offset taxable income in more than one jurisdiction, an increase of $6.6 million in the deferred tax valuation allowance of which $3.7 million is related to certain European markets, and a $2.3 million expense related to our legal settlement included in Other income (expense), and $0.7 million in other items offset by a $4.0 million benefit related to foreign tax planning strategies associated with the International operations.

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

EXHIBIT INDEX

Exhibit No.	Description

3.01	Restated Certificate of Incorporation of TeleTech (incorporated by reference to Exhibit 3.1 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)
3.02	Second Amended and Restated Bylaws of TeleTech (incorporated by reference to Exhibit 3.02 to TeleTech’s Current Report on Form 8-K filed on May 28, 2009)
10.01	TeleTech Holdings, Inc. Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)**
10.02	TeleTech Holdings, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-113432) filed on March 9, 2004)**
10.03	TeleTech Holdings, Inc. Directors Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)**
10.04	TeleTech Holdings, Inc. Amended and Restated 1999 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-96617) filed on July 17, 2002)**
10.05	Amendment to 1999 Stock Option and Incentive Plan dated February 11, 2009 (incorporated by reference to Exhibit 10.05 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**
10.06	TeleTech Holdings, Inc. 2010 Equity Incentive Plan (incorporated by reference to Appendix A to TeleTech’s Definitive Proxy Statement, filed April 12, 2010)**
10.07	Form of Restricted Stock Unit Agreement (effective in 2007 and 2008) (incorporated by reference to Exhibit 10.05 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**
10.08	Amendment to Form of Restricted Stock Unit Agreement (effective December 2008) (incorporated by reference to Exhibit 10.07 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**
10.09	Form of Restricted Stock Unit Agreement (effective in 2009) (incorporated by reference to Exhibit 10.1 TeleTech’s Current Report on Form 8-K filed on February 17, 2009)**
10.10	Form of Non-Qualified Stock Option Agreement (below Vice President) (incorporated by reference to Exhibit 10.06 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**
10.11	Form of Non-Qualified Stock Option Agreement (Vice President and above) (incorporated by reference to Exhibit 10.07 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**
10.12	Form of Non-Qualified Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.08 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**
10.13	Independent Director Compensation Arrangements (effective May 21, 2009) (incorporated by reference to Exhibit 10.1 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)**
10.14	Employment Agreement between James E. Barlett and TeleTech dated October 15, 2001 (incorporated by reference to Exhibit 10.66 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)**
10.15	Amendment to Employment Agreement between James E. Barlett and TeleTech dated December 31, 2008 (incorporated by reference to Exhibit 10.13 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**
10.16	Stock Option Agreement dated October 15, 2001 between James E. Barlett and TeleTech (incorporated by reference to Exhibit 10.70 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)**
10.17	Amendment dated September 17, 2008 to Stock Option Agreement between James E. Barlett and TeleTech (incorporated by reference to Exhibit 10.15 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**

Exhibit No.	Description

10.18	Employment Agreement between Kenneth D. Tuchman and TeleTech dated October 15, 2001 (incorporated by reference to Exhibit 10.68 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)**
10.19	Amendment to Employment Agreement between Kenneth D. Tuchman and TeleTech dated December 31, 2008 (incorporated by reference to Exhibit 10.17 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**
10.20	Stock Option Agreement between Kenneth D. Tuchman and TeleTech dated October 1, 2001 (incorporated by reference to Exhibit 10.69 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)**
10.21	Amendment dated September 17, 2008 to Stock Option Agreement between Kenneth D. Tuchman and TeleTech (incorporated by reference to Exhibit 10.19 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**
10.22	Employment Agreement dated April 6, 2004 between Gregory G. Hopkins and TeleTech (incorporated by reference to Exhibit 10.1 to TeleTech’s Quarterly Report on Form 10-Q for the for the quarter ended September 30, 2008)**
10.23	Amendment to Employment Agreement between Gregory G. Hopkins and TeleTech dated December 16, 2008 (incorporated by reference to Exhibit 10.21 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**
10.24	Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, The Lenders named herein, as lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of September 28, 2006 (incorporated by reference to Exhibit 10.39 to TeleTech’s Annual Report on Form 10-K filed on February 7, 2007)
10.25	First Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of October 24, 2006 (incorporated by reference to Exhibit 10.40 to TeleTech’s Annual Report on Form 10-K filed on February 7, 2007)
10.26	Second Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of November 15, 2007 (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on December 4, 2007)
10.27	Third Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of March 25, 2008 (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on March 27, 2008)
10.28	Fourth Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of June 30, 2008 (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on June 30, 2008)
10.29	Fifth Amendment to the Amended and Restated Credit Agreement among TeleTech Holdings, Inc. as Borrower, the Lenders named herein, as Lenders and Keybank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent dated as of September 4, 2008 (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on September 8, 2008)
10.30	Credit Agreement, dated as of October 1, 2010, among TeleTech Holdings, Inc., the lenders party thereto, KeyBank National Association, as Joint Lead Arranger, Sole Book Runner and Administrative Agent, Wells Fargo Bank, National Association, as Joint Lead Arranger and Co-Syndication Agent, Bank of America, N.A., as Co-Syndication Agent, BBVA Compass, as Co-Documentation Agent and JPMorgan Chase Bank, N.A., as Co-Documentation Agent (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on October 7, 2010)
10.31	Form of Indemnification Agreement with Directors (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on February 17, 2010)**

Exhibit No.		Description

10.32		Form of Amendment to Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to TeleTech’s Current Report on Form 8-K filed on February 17, 2010)**
10.33		Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to TeleTech’s Current Report on Form 8-K filed on February 17, 2010)**
10.34		Form of Restricted Stock Unit Agreement (Section 16 Officers) (incorporated by reference to Exhibit 4.3 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-167300) filed on June 3, 2010)**
10.35		Form of Restricted Stock Unit Agreement (Non-Section 16 Employees) (incorporated by reference to Exhibit 4.4 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-167300) filed on June 3, 2010)**
10.36		Form of Independent Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.5 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-167300) filed on June 3, 2010)**
10.37		Executive Employment Agreement dated March 8, 2010 between Joseph Bellini and TeleTech (incorporated by reference to Exhibit 10.1 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)**
10.38		First Amendment to Executive Employment Agreement, dated September 20, 2010 between TeleTech and Joseph Bellini (incorporated by reference to Exhibit 10.1 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)**
21	.01*	List of subsidiaries
22	.01*	Consent of Independent Registered Public Accounting Firm
31	.01*	Rule 13a-14(a) Certification of CEO of TeleTech
31	.02*	Rule 13a-14(a) Certification of CFO of TeleTech
32	.01*	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32	.02*	Written Statement of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101	.INS***	XBRL Instance Document
101	.SCH***	XBRL Taxonomy Extension Schema Document
101	.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.

***	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008, (ii) Consolidated Balance Sheets as of December 31, 2010 and 2009, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, and (v) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.