Form 10-Q
period 2011-03-31
TELETECH HOLDINGS INC
filed 2011-05-03
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐ No ☑
As of April 28, 2011, there were 56,731,554 shares of the registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
MARCH 31, 2011 FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except share amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$189,707	$119,385
Accounts receivable, net	224,665	233,706
Prepaids and other current assets	30,543	38,486
Deferred tax assets, net	9,275	8,770
Income tax receivable	26,138	23,869

Total current assets	480,328	424,216

Long-term assets
Property, plant and equipment, net	98,569	105,528
Goodwill	52,767	52,707
Contract acquisition costs, net	2,147	2,782
Deferred tax assets, net	34,379	37,944
Other long-term assets	42,300	37,446

Total long-term assets	230,162	236,407

Total assets	$710,490	$660,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$19,404	$23,599
Accrued employee compensation and benefits	78,547	72,406
Other accrued expenses	33,838	40,682
Income taxes payable	10,073	23,175
Deferred tax liabilities, net	1,861	2,235
Deferred revenue	4,776	5,570
Other current liabilities	11,701	4,584

Total current liabilities	160,200	172,251

Long-term liabilities
Line of credit	79,500	—
Negative investment in deconsolidated subsidiary	76	76
Deferred tax liabilities, net	3,404	3,559
Deferred rent	8,865	10,363
Other long-term liabilities	21,163	19,556

Total long-term liabilities	113,008	33,554

Total liabilities	273,208	205,805

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock — $0.01 par value: 10,000,000 shares authorized; zero shares outstanding as of March 31, 2011 and December 31, 2010	—	—
Common stock — $0.01 par value; 150,000,000 shares authorized; 56,874,124 and 57,875,269 shares outstanding as of March 31, 2011 and December 31, 2010, respectively	569	579
Additional paid-in capital	343,068	349,157
Treasury stock at cost: 25,178,129 and 24,179,176 shares as of March 31, 2011 and December 31, 2010, respectively	(348,463)	(322,946)
Accumulated other comprehensive income	23,980	20,334
Retained earnings	407,075	396,602

Noncontrolling interest	11,053	11,092

Total stockholders’ equity	437,282	454,818

Total liabilities and stockholders’ equity	$710,490	$660,623

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenue	$280,979	$271,526

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	199,121	194,618
Selling, general and administrative	47,801	43,408
Depreciation and amortization	11,598	12,724
Restructuring charges, net	739	1,469
Impairment losses	230	—

Total operating expenses	259,489	252,219

Income from operations	21,490	19,307

Other income (expense)
Interest income	666	574
Interest expense	(1,380)	(817)
Other income (expense), net	444	32

Total other income (expense)	(270)	(211)

Income before income taxes	21,220	19,096

Provision for income taxes	(9,849)	(5,054)

Net income	11,371	14,042

Net income attributable to noncontrolling interest	(898)	(755)

Net income attributable to TeleTech shareholders	$10,473	$13,287

Weighted average shares outstanding
Basic	57,190	61,877
Diluted	58,797	63,483

Net income per share attributable to TeleTech shareholders
Basic	$0.18	$0.21
Diluted	$0.18	$0.21
The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

	Stockholders’ Equity of the Company
							Accumulated
						Additional	Other
	Preferred Stock		Common Stock		Treasury	Paid-in	Comprehensive	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	interest	Equity

Balance as of December 31, 2010	—	$—	57,875	$579	$(322,946)	$349,157	$20,334	$396,602	$11,092	$454,818
Net income	—	—	—	—	—	—	—	10,473	898	11,371
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(990)	(990)
Foreign currency translation adjustments	—	—	—	—	—	—	4,993	—	53	5,046
Derivatives valuation, net of tax	—	—	—	—	—	—	(1,457)	—	—	(1,457)
Vesting of restricted stock units issued out of treasury	—	—	397	4	5,430	(10,119)	—	—	—	(4,685)
Exercise of stock options	—	—	211	2	2,866	(1,118)	—	—	—	1,750
Excess tax benefit from equity-based awards	—	—	—	—	—	1,388	—	—	—	1,388
Equity-based compensation expense	—	—	—	—	—	3,760	—	—	—	3,760
Purchases of common stock	—	—	(1,609)	(16)	(33,813)	—	—	—	—	(33,829)
Other	—	—	—	—	—	—	110	—	—	110

Balance as of March 31, 2011	—	$—	56,874	$569	$(348,463)	$343,068	$23,980	$407,075	$11,053	$437,282

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amount in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$11,371	$14,042
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,598	12,724
Amortization of contract acquisition costs	635	928
Amortization of debt issuance costs and other	228	149
Provision for doubtful accounts	—	304
Gain on disposal of assets	(208)	(49)
Impairment losses	230	—
Deferred income taxes	5,361	1,564
Excess tax benefit from equity-based awards	(678)	—
Equity-based compensation expense	3,760	3,188
(Gain)/loss on foreign currency derivatives	(35)	60

Changes in assets and liabilities:
Accounts receivable	11,627	15,016
Prepaids and other assets	(1,774)	5,519
Accounts payable and accrued expenses	(23,665)	9,242
Deferred revenue and other liabilities	6,158	(11,255)

Net cash provided by operating activities	24,608	51,432

Cash flows from investing activities
Purchases of property, plant and equipment	(3,870)	(6,608)

Net cash used in investing activities	(3,870)	(6,608)

Cash flows from financing activities
Proceeds from line of credit	258,900	215,150
Payments on line of credit	(179,400)	(215,150)
Payments on capital lease obligations and equipment financing	(537)	(951)
Dividends distributed to noncontrolling interest	(990)	(1,260)
Proceeds from exercise of stock options	1,750	814
Excess tax benefit from equity-based awards	2,066	108
Purchase of treasury stock	(33,829)	(19,568)
Payments of debt issuance costs	(22)	—

Net cash provided by (used in) financing activities	47,938	(20,857)

Effect of exchange rate changes on cash and cash equivalents	1,646	507

Increases in cash and cash equivalents	70,322	24,474
Cash and cash equivalents, beginning of period	119,385	109,424

Cash and cash equivalents, end of period	$189,707	$133,898

Supplemental disclosures
Cash paid for interest	$1,050	$802

Cash paid for income taxes	$11,860	$1,197

Non-cash investing and financing activities
Acquisition of equipment through installment purchase agreements	$—	$186

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) OVERVIEW AND BASIS OF PRESENTATION
Overview
TeleTech Holdings, Inc. and its subsidiaries (“TeleTech” or the “Company”) serve their clients through the primary businesses of Business Process Outsourcing (“BPO”), which provides outsourced business process, customer management, hosted technology, consulting and marketing services for a variety of industries via operations in the U.S., Argentina, Australia, Belgium, Brazil, Canada, China, Costa Rica, England, Germany, Ghana, Kuwait, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, South Africa, Spain, Turkey and the United Arab Emirates.
Basis of Presentation
The Consolidated Financial Statements are comprised of the accounts of TeleTech, its wholly owned subsidiaries, its 55% equity owned subsidiary Percepta, LLC, and its 80% interest in Peppers & Rogers Group (“PRG”) which was acquired on November 30, 2010 (see Note 2 for additional information). All intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of March 31, 2011, and the consolidated results of operations of the Company for the three months ended March 31, 2011 and 2010, and the cash flows of the Company for the three months ended March 31, 2011 and 2010. Operating results for the three months ended March 31, 2010 included a $2.0 million reduction to revenue for disputed service delivery issues which occurred in 2009. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates including those related to derivatives and hedging activities, income taxes including the valuation allowance for deferred tax assets, self-insurance reserves, litigation reserves, restructuring reserves, allowance for doubtful accounts and valuation of goodwill, long-lived and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions.
Recently Issued Accounting Pronouncements
Effective January 1, 2011, the Company adopted new revenue guidance that requires an entity to apply the relative selling price allocation method in order to estimate a selling price for all units of accounting, including delivered items when vendor-specific objective evidence or acceptable third-party evidence does not exist. The adoption of this standard did not have a material impact on the Company’s results of operations, financial position, or cash flows.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In December 2010, the FASB issued new guidance related to goodwill impairment testing. The new guidance clarifies the requirements of when to perform step 2 of impairment testing for goodwill for reporting units with zero or negative carrying amounts. The Company adopted this guidance on January 1, 2011 and it did not have a material impact on the Company’s results of operations, financial position, or cash flows because the Company has not historically had or expected to have a reporting unit with goodwill and a zero or negative carrying amount.
(2) ACQUISITIONS
Peppers & Rogers Group
On November 30, 2010, the Company acquired an 80% interest in Peppers & Rogers Group. PRG is a leading global management consulting firm specializing in customer-centric strategies for Global 1000 companies and is recognized as a leading authority on customer-based strategies with a deep understanding of the most powerful levers that drive customer loyalty and business results. PRG currently operates offices on six continents across the globe, including headquarters in Norwalk, Connecticut, and Istanbul, Turkey, along with regional offices in Belgium, Germany, United Arab Emirates, South Africa, Lebanon and Kuwait. PRG has 130 employees.
The up-front cash consideration paid was $15.0 million, subject to working capital adjustments on the date of acquisition as defined in the purchase and sale agreement. The working capital adjustment is approximately $8.3 million and is included in Other accrued expenses in the accompanying Consolidated Balance Sheets as of March 31, 2011. An additional $5.0 million payment is due on March 1, 2012. This $5.0 million payment was recognized at fair value using a discounted cash flow approach with a discount rate of 18.4%. This measurement is based on significant inputs not observable in the market, which are deemed to be Level 3 inputs. The fair value on the date of acquisition was approximately $4.4 million and was included in Other long-term liabilities in the Consolidated Balance Sheets as of December 31, 2010. The fair value as of March 31, 2011 was $4.7 million. This value will be accreted up to the $5.0 million payment using the effective interest rate method.
The purchase and sale agreement includes a contingent consideration arrangement that requires additional consideration to be paid in 2013 if PRG achieves a specified fiscal year 2012 earnings before interest, taxes depreciation and amortization (“EBITDA”) target. The range of the undiscounted amounts the Company could pay under the contingent consideration agreement is between zero and $5.0 million. The fair value of the contingent consideration recognized on the acquisition date was zero and was estimated by applying the income approach. This measure is based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include (i) a discount rate of 30.6% percent and (ii) probability adjusted level of EBITDA between $9.0 million and $12.6 million.
The fair value of the 20% noncontrolling interest of $6.0 million in PRG was estimated by applying a market approach. This fair value measurement is based on significant inputs not observable in the market (Level 3 inputs). The fair value estimates are based on assumed financial multiples of companies deemed similar to PRG, and assumed adjustments because of the lack of control or lack of marketability that market participants would consider when estimating fair value of the noncontrolling interest in PRG.
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

Preliminary
Estimates of
Acquisition Date
Fair Value
Cash	$2,202
Accounts Receivable	16,893
Property, plant and equipment	360
Other assets	843
Customer relationships	9,300
Trade name	6,400
Goodwill	7,251

$43,249

Accounts payable	$1,515
Accrued expenses	2,890
Deferred tax liability	3,690
Deferred revenue	598
Line of credit	571
Other	260

$9,524

Noncontrolling interest	$6,000

Total purchase price	$27,725

The goodwill recognized is attributable primarily to the assembled workforce of PRG, expected synergies, and other factors. None of the goodwill is deductible for income tax purposes. The operating results of PRG are reported within the International BPO segment from the date of acquisition.
eLoyalty
On March 17, 2011, we entered into a definitive agreement with eLoyalty Corporation to acquire certain assets and assume certain liabilities of the business unit that provides consulting, systems integration and the ongoing management and support of telephony, data and converged Voice over Internet Protocol customer management environments. Under the terms of the agreement, the Company has agreed to pay $40.9 million net of certain closing adjustments.
Completion of the transaction is subject to eLoyalty shareholder approval as well as other customary closing conditions. Subject to these conditions, we anticipate closing this transaction in the second quarter of 2011.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(3) SEGMENT INFORMATION
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
The following tables present certain financial data by segment (amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Revenue
North American BPO	$192,049	$207,942
International BPO	88,930	63,584

Total	$280,979	$271,526

Income (loss) from operations
North American BPO	$17,568	$19,788
International BPO	3,922	(481)

Total	$21,490	$19,307

The following table presents revenue based upon the geographic location where the services are provided (amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Revenue
United States	$84,629	$101,105
Philippines	83,507	70,970
Latin America	55,598	48,002
Europe / Middle East / Africa	39,758	32,022
Canada	12,798	14,779
Asia Pacific	4,689	4,648

Total	$280,979	$271,526

(4) SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS
The Company did not have any clients that contributed in excess of 10% of total revenue for the three months ended March 31, 2011 or 2010.
The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs periodic credit evaluations of its clients and maintains allowances for uncollectible accounts and may require pre-payment for services. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk exists as of March 31, 2011.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(5) GOODWILL
Goodwill consisted of the following (amounts in thousands):

				Effect of
	December 31,			Foreign	March 31,
	2010	Acquisitions	Impairments	Currency	2011
North American BPO	$35,885	$—	$—	$—	$35,885
International BPO	16,822	—	—	60	16,882

Total	$52,707	$—	$—	$60	$52,767

The Company performs a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test in the fourth quarter each year, or more frequently if indicators of impairment exist. During the quarter ended March 31, 2011, the Company assessed whether any such indicators of impairment existed and concluded that there were none.
(6) DERIVATIVES
Cash Flow Hedges
The Company enters into foreign exchange and interest rate related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Interest rate derivatives consist of interest rate swaps to reduce the Company’s exposure to interest rate fluctuations associated with its variable rate debt. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets consider, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of March 31, 2011, the Company has not experienced, nor does it anticipate any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three months ended March 31, 2011 and 2010 (amounts in thousands and net of tax):

	Three Months Ended March 31,
	2011	2010
Aggregate unrealized net gain/(loss) at beginning of year	$7,091	$4,468
Add: Net gain/(loss) from change in fair value of cash flow hedges	758	3,889
Less: Net (gain)/loss reclassified to earnings from effective hedges	(2,215)	(927)

Aggregate unrealized net gain/(loss) at end of period	$5,634	$7,430

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company’s foreign exchange cash flow hedging instruments as of March 31, 2011 and December 31, 2010 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

	Local Currency	U.S. Dollar		% Maturing in	Contracts
	Notional	Notional		the Next 12	Maturing
As of March 31, 2011	Amount	Amount		Months	Through
Canadian Dollar	11,400	$10,216		100.0%	December 2011
Philippine Peso	12,059,000	271,523	(1)	54.8%	December 2014
Mexican Peso	604,500	46,669		68.7%	December 2012
British Pound Sterling	5,140	8,121	(2)	73.7%	December 2012

		$336,529

	Local Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2010	Amount	Amount
Canadian Dollar	10,200	$8,493
Philippine Peso	7,731,000	169,364	(1)
Mexican Peso	311,500	22,383
British Pound Sterling	4,647	7,231	(2)

		$207,471

(1)	Includes contracts to purchase Philippine pesos in exchange for Australian dollars and New Zealand dollars which are translated into equivalent U.S. dollars on March 31, 2011 and December 31, 2010.

(2)	Includes contracts to purchase British pounds sterling in exchange for Euros, which are translated into equivalent U.S. dollars on March 31, 2011 and December 31, 2010.
The Company’s interest rate swap arrangement as of March 31, 2011 and December 31, 2010 were as follows:

				Contract	Contract
	Notional	Variable Rate	Fixed Rate	Commencement	Maturity
	Amount	Received	Paid	Date	Date
As of March 31, 2011	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
As of December 31, 2010	—	—	—	—	—
Fair Value Hedges
The Company enters into foreign exchange forward contracts to hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges, as well as the offsetting gain or loss on the hedged asset or liability, are recognized in earnings in Other income (expense), net. As of March 31, 2011 and December 31, 2010 the total notional amount of the Company’s forward contracts used as fair value hedges were $37.0 million and $93.3 million, respectively.
Embedded Derivatives
In addition to hedging activities, the Company’s foreign subsidiary in Argentina is party to U.S. dollar denominated lease contracts that the Company has determined contain embedded derivatives. As such, the Company bifurcates the embedded derivative features of the lease contracts and values these features as foreign currency derivatives.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Derivative Valuation and Settlements
The Company’s derivatives as of March 31, 2011 and December 31, 2010 were as follows (amounts in thousands):

	March 31, 2011
	Designated as Hedging
	Instruments		Not Designated as Hedging Instruments
	Foreign		Foreign
Derivative contracts:	Exchange	Interest Rate	Exchange	Leases
Derivative classification:	Cash Flow	Cash Flow	Fair Value	Embedded Derivative
Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$8,620	$—	$32	$—
Other long-term assets	2,452	314	—	—
Other current liabilities	(1,245)	—	(41)	(56)
Other long-term liabilities	(527)	—	—	(39)

Total fair value of derivatives, net	$9,300	$314	$(9)	$(95)

	December 31, 2010
	Designated as Hedging
	Instruments		Not Designated as Hedging Instruments
	Foreign		Foreign
Derivative contracts:	Exchange	Interest Rate	Exchange	Leases
Derivative classification:	Cash Flow	Cash Flow	Fair Value	Embedded Derivative
Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$10,602	$—	$783	$—
Other long-term assets	2,081	—	—	—
Other current liabilities	(677)	—	(58)	(105)
Other long-term liabilities	(104)	—	—	(34)

Total fair value of derivatives, net	$11,902	$—	$725	$(139)

The effect of derivative instruments on the Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 was as follows (amounts in thousands):

	Three Months Ended March 31,
	2011		2010
	Designated as Hedging		Designated as Hedging
	Instruments		Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Interest Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow
Amount of gain or (loss) recognized in other comprehensive income — effective portion, net of tax:	$570	$188	$3,889	$—

Amount and location of net gain or (loss) reclassified from accumulated OCI to income — effective portion:
Revenue	$3,691	$—	$1,520	$—

Amount and location of net gain or (loss) reclassified from accumulated OCI to income — ineffective portion and amount excluded from effectiveness testing:
Other income (expense), net	$—	$—	$—	$—

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
	2011			2010
	Not Designated as Hedging Instruments			Not Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange		Leases	Foreign Exchange		Leases
	Option and			Option and
	Forward		Embedded	Forward		Embedded
Derivative classification:	Contracts	Fair Value	Derivative	Contracts	Fair Value	Derivative
Amount and location of net gain or (loss) recognized in the Consolidated Statement of Operations:
Costs of services	$—	$—	$44	$—	$—	$107
Other income (expense), net	$—	$711	$—	$4	$1,136	$—
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
The following presents information as of March 31, 2011 and December 31, 2010 of the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.
Accounts Receivable and Payable - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.
Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of March 31, 2011, the Company had $79.5 million of borrowings outstanding under the Credit Agreement. During the first quarter of 2011 outstanding borrowings accrued interest at an average rate of 1.9% per annum, excluding unused commitment fees.
Derivatives - Net derivative assets (liabilities) measured at fair value on a recurring basis.
The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of March 31, 2011, credit risk did not materially change the fair value of the Company’s derivative contracts.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of March 31, 2011 and December 31, 2010 (amounts in thousands):
As of March 31, 2011

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$9,614	$—	$9,614
Fair value hedges	—	(9)	—	(9)
Embedded derivatives	—	(95)	—	(95)

Total net derivative asset (liability)	$—	$9,510	$—	$9,510

As of December 31, 2010

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$11,902	$—	$11,902
Fair value hedges	—	725	—	725
Embedded derivatives	—	(139)	—	(139)

Total net derivative asset (liability)	$—	$12,488	$—	$12,488

The following is a summary of the Company’s fair value measurements as of March 31, 2011 and December 31, 2010 (amounts in thousands):
As of March 31, 2011

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$—	$18,245	$—
Derivative instruments, net	—	9,510	—

Total assets	$—	$27,755	$—

Liabilities
Deferred compensation plan liability	$—	$(4,066)	$—
Purchase price payable	—	—	(4,685)

Total liabilities	$—	$(4,066)	$(4,685)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of December 31, 2010

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$—	$19,668	$—
Derivative instruments, net	—	12,488	—

Total assets	$—	$32,156	$—

Liabilities
Deferred compensation plan liability	$—	$(3,781)	$—
Purchase price payable	—	—	(4,506)

Total liabilities	$—	$(3,781)	$(4,506)

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
Purchase Price Payable — The Company has a future payable related to the purchase of PRG discussed in Note 2. As part of the PRG acquisition, the Company will pay $5.0 million on March 1, 2012. This payment was recognized at fair value using a discounted cash flow approach and a discount rate of 18.4%. This measurement is based on significant inputs not observable in the market. The Company will record accretion expense each period using the effective interest rate method until the payable reaches $5.0 million on March 1, 2012.
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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In 2005, the Company, though its Canadian subsidiary, recorded a Canadian income tax receivable related to a refund of tax it considered probable of collecting The potential refund related to income subjected to double taxation by the United States and originally reported to and assessed by Canada in 2001 and 2002. The Company, through the Competent Authorities of the United States and Canada requested relief from the double taxation through the Mutual Agreement procedure found in Article IX of the U.S. — Canada Income Tax Convention (the “Treaty”). At December 31, 2010, the Company continued to believe that collection of the Canadian income tax receivable was more likely than not. On February 20, 2011 the Company received notice that the Canada Revenue Agency (“CRA”) would not consider the Company’s request for relief (please refer to Footnote 12 to the Company’s Consolidated Financial Statements included in the Company’s 2010 Annual Report on Form 10-K.) As of March 31, 2011 the Company can no longer conclude that collection of the Canadian income tax receivable is more likely than not and therefore derecognized the Canadian income tax receivable of $9.0 million through a charge to income tax expense. The Company continues to believe in the merits of its claim and that the CRA abused its discretion in refusing TeleTech Canada’s request for relief from double taxation. As such, the Company is exploring and intends to vigorously pursue any available remedies in response to the CRA decision.
Also in the quarter the Company recognized a U.S. tax refund claim of $10.2 million and established a corresponding reserve for uncertain tax positions of $7.3 million. The net benefit of $2.9 million is a reduction to income tax expense. This refund claim relates to previously disallowed deductions included in the Company’s amended 2002 U.S. Income Tax return. The Company and the Appeals branch of the IRS are scheduled to mediate this issue in May 2011. If a settlement is reached with the IRS during mediation, or the Company comes to a change in judgment based on new information, it is possible that the settlement or new judgment of this uncertain tax position will be different than the $2.9 million benefit recorded in the first quarter.
As of March 31, 2011, the Company had $43.7 million of deferred tax assets (after a $22.1 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $38.4 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.
The effective tax rate for the three months ended March 31, 2011 and 2010 was 46.4% and 26.5%, respectively.
The Company is currently under audit of income taxes and payroll related taxes in the Philippines for 2008. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.
(9) RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES
Restructuring Charges
During the three months ended March 31, 2011 and 2010, the Company undertook a number of restructuring activities primarily associated with reductions in the Company’s capacity and workforce in both the North American BPO and International BPO segments to better align the capacity and workforce with current business needs.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
A summary of the expenses recorded in Restructuring, net in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, respectively, is as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2011	2010
North American BPO
Reduction in force	$522	$1,357
Facility exit charges	7	—
Revision of prior estimates	—	(5)

Total	$529	$1,352

	Three Months Ended
	March 31,
	2011	2010
International BPO
Reduction in force	$210	$117
Facility exit charges	—	—
Revision of prior estimates	—	—

Total	$210	$117

A rollforward of the activity in the Company’s restructuring accruals is as follows (amounts in thousands):

	Closure of	Reduction in
	Delivery Centers	Force	Total
Balance as of December 31, 2010	$695	$8,267	$8,962
Expense	7	732	739
Payments	(142)	(3,656)	(3,798)
Reversals	—	—	—

Balance as of March 31, 2011	$560	$5,343	$5,903

The remaining reduction in force accrual is expected to be paid during 2011, with the remaining accrual for the closure of delivery centers to be paid or extinguished no later than 2012.
Impairment Losses
The Company evaluated the recoverability of its leasehold improvement assets at certain delivery centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three months ended March 31, 2011, the Company recognized impairment losses related to leasehold improvement assets of $0.2 million in its International BPO segment. During the three months ended March 31, 2010, the Company recognized no impairment loss.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(10) COMMITMENTS AND CONTINGENCIES
Credit Facility
On October 1, 2010, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders led by KeyBank National Association, Wells Fargo Bank, National Association, Bank of America, N.A., BBVA Compass, and JPMorgan Chase Bank, N.A. The Credit Agreement amends and restates in its entirety the Company’s prior credit facility entered into during 2006. The five-year, $350.0 million revolving credit facility with expanded foreign borrower and multi-currency flexibility also includes a $150.0 million accordion provision providing an option to increase the aggregate commitment to $500.0 million.
We primarily utilize our Credit Agreement to fund working capital, general operating purposes, stock repurchases and other strategic purposes, such as the acquisitions described in Note 2. As of March 31, 2011 and December 31, 2010, we had borrowings of $79.5 million and zero, respectively, under our Credit Agreement, and our average three-month intra-quarter utilization was $71.3 million and $58.6 million for the three months ended March 31, 2011 and 2010, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $4.6 million, our remaining borrowing capacity was $265.9 million as of March 31, 2011. As of March 31, 2011, we were in compliance with all covenants and conditions under our Credit Agreement.
Letters of Credit
As of March 31, 2011, outstanding letters of credit under the Credit Agreement totaled $4.6 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of March 31, 2011, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $1.2 million.
Guarantees
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
(11) COMPREHENSIVE INCOME
The following table sets forth comprehensive income (loss) for the periods indicated (amounts in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income	$11,371	$14,042
Foreign currency translation adjustment	5,091	1,456
Derivatives valuation, net of tax	(1,457)	2,962
Other	110	(253)

Total comprehensive income	$15,115	$18,207
Comprehensive income attributable to noncontrolling interest	(951)	(633)

Comprehensive income attributable to TeleTech	$14,164	$17,574

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table reconciles equity attributable to noncontrolling interest (amounts in thousands):

	Three Months Ended
	March 31,
	2011	2010
Noncontrolling interest, January 1	$11,092	$5,478
Net income attributable to noncontrolling interest	898	755
Dividends distributed to noncontrolling interest	(990)	(1,260)
Foreign currency translation adjustments	53	(122)

Noncontrolling interest, March 31	$11,053	$4,851

(12) NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted shares for the periods indicated (amounts in thousands):

	Three Months Ended
	March 31,
	2011	2010
Shares used in basic earnings per share calculation	57,190	61,877
Effect of dilutive securities:
Stock options	951	1,011
Restricted stock units	656	595

Total effects of dilutive securities	1,607	1,606

Shares used in dilutive earnings per share calculation	58,797	63,483

For the three months ended March 31, 2011 and 2010, options to purchase 0.1 million and 0.2 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti—dilutive. For the three months ended March 31, 2011 and 2010, restricted stock units (“RSUs”) of 0.5 million and 0.7 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
(13) EQUITY-BASED COMPENSATION PLANS
All equity–based awards to employees are recognized in the Consolidated Statements of Operations at the fair value of the award on the grant date.
Stock Options
As of March 31, 2011, there was approximately $10,000 of total unrecognized compensation cost (including the impact of expected forfeitures) related to unvested option arrangements granted under the Company’s equity plans. The Company recognizes compensation expense straight–line over the vesting term of the option grant. The Company recognized compensation expense related to stock options of approximately $14,000 and $130,000 for the three months ended March 31, 2011 and 2010, respectively.
Restricted Stock Unit Grants
During the three months ended March 31, 2011 and 2010, the Company granted 489,500 and 1,008,500 RSUs, respectively, to new and existing employees, which vest in equal installments over four years. The Company recognized compensation expense related to RSUs of $3.7 million and $3.1 million for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, there was approximately $41.3 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of March 31, 2011 and 2010, the Company had performance-based RSUs outstanding that vest based on the Company achieving specified revenue and operating income performance targets. The Company determined that it was not probable these performance targets would be met; therefore no expense was recognized for the three months ended March 31, 2011 or 2010. The Company did not achieve the operating income performance targets in 2010, thus the 2010 performance RSUs were cancelled.
(14) DECONSOLIDATION OF A SUBSIDIARY
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
On September 9, 2010, Newgen settled a legal claim for $3.6 million that was paid for by the Company on behalf of Newgen. As a result of the legal settlement, the Company recognized a $5.9 million gain in Other income (expense), net and a $2.3 million expense in Provision for income taxes during the year 2010.
As of March 31, 2011, the Company’s negative investment in Newgen was $0.1 million as presented in the accompanying Consolidated Balance Sheets.
The following condensed financial statements of Newgen have been prepared to show the remaining liabilities subject to compromise by the Bankruptcy Court to be reported separately from the liabilities not subject to compromise (pre and post rent settlement). All liabilities included in the condensed financial statements below (amounts in thousands) are subject to compromise as of March 31, 2011 and represent the current estimate of the amount of known or potential pre-petition claims that are subject to final settlement. Such claims remain subject to future adjustments.

	March 31,	December 31,	December 22,
	2011	2010	2008
Total current assets	$127	$127	$1,700
Total long-term asset	—	—	3,110

Total assets	$127	$127	$4,810

Total current liabilities	$203	$203	$3,931
Total long-term liabilities	—	—	5,744

Total liabilities	203	203	9,675
Total stockholders’ deficit	(76)	(76)	(4,865)

Total liabilities and stockholders’ deficit	$127	$127	$4,810

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Introduction
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10–K for the year ended December 31, 2010. Except for historical information, the discussion below contains certain forward–looking statements that involve risks and uncertainties. The projections and statements contained in these forward–looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward–looking statements.
All statements not based on historical fact are forward–looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, the following are important factors that could cause our actual results to differ materially from those expressed or implied by such forward–looking statements, including but not limited to the following: achieving estimated revenue from new, renewed and expanded client business as volumes may not materialize as forecasted, especially due to the global economic slowdown; achieving profit improvement in our International Business Process Outsourcing (“BPO”) operations; the ability to close and ramp new business opportunities that are currently being pursued or that are in the final stages with existing and/or potential clients; our ability to execute our growth plans, including sales of new products; the possibility of lower revenue or price pressure from our clients experiencing a business downturn or merger in their business; greater than anticipated competition in the BPO services market, causing adverse pricing and more stringent contractual terms; risks associated with losing or not renewing client relationships, particularly large client agreements, or early termination of a client agreement; the risk of losing clients due to consolidation in the industries we serve; consumers’ concerns or adverse publicity regarding our clients’ products; our ability to find cost effective locations, obtain favorable lease terms and build or retrofit facilities in a timely and economic manner; risks associated with business interruption due to weather, fires, pandemic, or terrorist–related events; risks associated with attracting and retaining cost–effective labor at our delivery centers; the possibility of asset impairments and restructuring charges; risks associated with changes in foreign currency exchange rates; economic or political changes affecting the countries in which we operate; changes in accounting policies and practices promulgated by standard setting bodies; and new legislation or government regulation that adversely impacts our tax obligations, health care costs or the BPO and customer management industry.
This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business and should be read in conjunction with the more detailed cautionary statements included in our 2010 Annual Report on Form 10-K under the caption Item 1A. “Risk Factors,” in our other Securities and Exchange Commission filings and in our press releases.

Executive Summary
TeleTech is one of the largest and most geographically diverse global providers of business process outsourcing solutions. We have a 29-year history of designing, implementing and managing critical business processes that drive commerce and differentiate the customer experience to deliver increased brand loyalty, satisfaction and retention. We provide a fully integrated suite of technology-enabled customer-centric services that span strategic professional services, revenue generation, front and back office processes, cloud-based fully hosted BPO delivery center environments and learning innovation services. We help the Global 1000, which are the world’s largest companies based on market capitalization, optimize their customers’ experience, grow revenue, increase operating efficiencies, improve quality and lower costs by designing, implementing and managing their critical business processes. We have developed deep vertical industry expertise and support more than 275 business process outsourcing programs serving approximately 100 global clients in the automotive, broadband, cable, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel, and wireline and wireless communication industries.
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
In 2011, our first quarter revenue increased 3.5% to $281.0 million over the year-ago period, which included an increase of 2.5%, or $6.7 million, due to fluctuations in foreign currency rates. Our first quarter 2011 income from operations increased 11.3% to $21.5 million, or 7.6% of revenue, from $19.3 million, or 7.1% of revenue, in the year-ago period. This revenue increase was due to an increase in existing client volumes, new BPO programs, and additional revenue generation and consultative revenue. Income from operations for the first quarter of 2011 and 2010 included $1.0 million and $1.5 million of restructuring charges and asset impairments, respectively.
Our offshore delivery centers serve clients based both in North America and in other countries. Our offshore delivery capacity spans five countries with 21,700 workstations and currently represents 71% of our global delivery capabilities. Revenue from services provided in these offshore locations was $132 million and represented 47% of our total revenue for the first quarter of 2011.
Our strong financial position due to our cash flow from operations allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows. At March 31, 2011, we had $189.7 million of cash and cash equivalents and a total debt to total capitalization ratio of 15.8%.
Our Future Growth Goals and Strategy
Our objective is to become the world’s largest, most technologically advanced and innovative provider of customer-centric BPO solutions. Companies within the Global 1000 are our primary client targets due to their size, global reach, focus on outsourcing and desire for a BPO provider who can quickly and efficiently offer an end-to-end suite of fully-integrated, globally scalable solutions. We have developed, and continue to invest in, a broad set of technological and geographical capabilities designed to serve this growing client need. These investments include our recently completed acquisition of a majority interest in Peppers & Rogers Group to further enhance our professional services capabilities. In addition, we have begun to offer cloud-based ‘hosted services’ where clients can license any aspect of our global network and proprietary applications. While the revenue from these offerings is small relative to our consolidated revenue, we believe it will continue to grow as these services become more widely adopted by our clients. We aim to further improve our competitive position by investing in a growing suite of new and innovative business process services across our targeted industries.

Our business strategy to increase revenue, profitability and our industry position includes the following elements:
•	Capitalize on the favorable trends in the global outsourcing environment, which we believe will include more companies that want to:
–	Seek a provider that can deliver strategic consulting and operational execution around customer-centric strategies;

–	Focus on providers who can offer fully integrated revenue generation solutions;

–	Adopt or increase BPO services;

–	Consolidate outsourcing providers with those that have a solid financial position, adequate capital resources to sustain a long-term relationship and globally diverse delivery capabilities across a broad range of solutions;

–	Modify their approach to outsourcing based on total value delivered versus the lowest priced provider;

–	Create focused revenue generation capabilities in targeted market segments;

–	Better integrate front- and back-office processes; and

–	Take advantage of cost efficiencies through the adoption of cloud-based technology solutions.
•	Deepen and broaden our relationships with existing clients;

•	Win business with new clients and focus on end-to-end offerings in targeted industries, such as healthcare, retail and financial services, where we expect accelerating adoption of business process outsourcing;

•	Continue to invest in innovative proprietary technology and new business offerings;

•	Continue to diversify revenue into higher-margin offerings such as professional services, talent acquisition, learning innovation services and our hosted TeleTech OnDemandTM capabilities;

•	Continue to improve our operating margins through selective profit improvement initiatives;

•	Increase asset utilization of our globally diverse delivery centers by winning more back office opportunities and providing the services during non-peak hours with minimal incremental investment;

•	Scale our work from home initiative to increase operational flexibility; and

•	Selectively pursue acquisitions that extend our capabilities, geographic reach and/or industry expertise.

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
BPO Services
The BPO business generates revenue based primarily on the amount of time our associates or consultants devote to a client’s program. We primarily focus on large global corporations in the following industries: automotive, broadband, cable, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel and wireline and wireless telecommunications. Revenue is recognized as services are provided. The majority of our revenue is from multi–year contracts and we expect this trend to continue. However, we do provide certain client programs on a short–term basis.
We have historically experienced annual attrition of existing client programs of approximately 6% to 12% of our revenue. Attrition of existing client programs during the first three months of 2011 was 8%.
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

As of March 31, 2011, we had deferred start-up Training Revenue, net of Training Costs, of $5.8 million that will be recognized into our income from operations over the remaining life of the corresponding contracts ($2.9 million will be recognized within the next 12 months).
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
We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of March 31, 2011, the overall capacity utilization in our multi–client centers was 76%. The table below presents workstation data for our multi–client centers as of March 31, 2011 and 2010. Dedicated and managed centers (2,540 and 3,189 workstations as of March 31, 2011 and 2010, respectively) are excluded from the workstation data as unused workstations in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	March 31, 2011			March 31, 2010
	Total			Total
	Production			Production
	Workstations	In Use	% In Use	Workstations	In Use	% In Use
Multi-client centers
Sites open <1 year	397	193	49%	181	89	49%
Sites open >1 year	27,637	21,057	76%	31,332	21,389	68%

Total multi-client centers	28,034	21,250	76%	31,513	21,478	68%

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
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of its financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented. Below is a discussion of the policies that we believe may involve a high degree of judgment and complexity and have changed from our most recent annual financial statement filing.
Revenue Recognition
The Company recognizes revenue when evidence of an arrangement exists, the delivery of service has occurred, the fee is fixed or determinable and collection is reasonably assured. The BPO inbound and outbound service fees are based on either a per minute, per hour, per transaction or per call basis. Certain client programs provide for adjustments to monthly billings based upon whether we achieve, exceed or fail certain performance criteria. Adjustments to monthly billings consist of contractual bonuses/penalties, holdbacks and other performance based contingencies. Revenue recognition is limited to the amount that is not contingent upon delivery of future services or meeting other specified performance conditions.
Revenue also consists of services for agent training, program launch, software modification, consulting and cloud based hosting. These service offerings may contain multiple element arrangements whereby the Company determines if those service offerings represent separate units of accounting. To identify separate units of accounting the Company takes into consideration if the delivered item has value to the customer on a standalone basis, if there is objective and reliable evidence of fair value of the undelivered items, if there is a general right of return on the delivered item, and if delivery of the undelivered item is considered probable and in the Company’s control. If those deliverables are determined to be separate units of accounting, revenue is recognized as services are provided. If those deliverables are not determined to be separate units of accounting, revenue for the delivered services are bundled into one unit of accounting and recognized over the life of the arrangement or at the time all services and deliverables have been delivered and satisfied. The amount of revenue recognized for each unit of accounting is based on the relative fair value of the element. Fair value is determined by vendor specific objective evidence (“VSOE”) or best estimate of selling price, which is based on the price charged when each element is sold separately. If the Company cannot objectively determine or estimate the fair value of any undelivered element included in a multiple-element arrangement, the Company defers revenue until all elements are delivered and services have been performed.
Periodically, the Company will make certain expenditures related to acquiring contracts or provide up-front discounts for future services. These expenditures are capitalized as Contract Acquisition Costs and amortized in proportion to the expected future revenue from the contract, which in most cases results in straight-line amortization over the life of the contract. Amortization of these costs is recorded as a reduction to revenue.

Explanation of Key Metrics and Other Items
Cost of Services
Cost of services principally include costs incurred in connection with our BPO operations, including direct labor, telecommunications, printing, postage, sales and use tax and certain fixed costs associated with the delivery centers. In addition, cost of services includes income related to grants we may receive from local or state governments as an incentive to locate delivery centers in their jurisdictions which reduce the cost of services for those facilities.
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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$24,608	$51,432
Purchases of property, plant and equipment	3,870	6,608

Free cash flow	$20,738	$44,824

We discuss factors affecting free cash flow between periods in the “Liquidity and Capital Resources” section below.

Results of Operations
Three months ended March 31, 2011 compared to three months ended March 31, 2010
The following table is presented to facilitate an understanding of our Management’s Discussion and Analysis of Financial Condition and Results of Operations and presents our results of operations by segment for the three months ended March 31, 2011 and 2010 (amounts in thousands). We allocate to each segment its portion of corporate operating expenses. All inter—company transactions between the reported segments for the periods presented have been eliminated.

	Three Months Ended March 31,
		% of		% of
		Segment		Segment
	2011	Revenue	2010	Revenue	$ Change	% Change
Revenue
North American BPO	$192,049		$207,942		$(15,893)	-7.6%
International BPO	88,930		63,584		25,346	39.9%

	$280,979		$271,526		$9,453	3.5%

Cost of services
North American BPO	$133,214	69.4%	$144,777	69.6%	$(11,563)	-8.0%
International BPO	65,907	74.1%	49,841	78.4%	16,066	32.2%

	$199,121	70.9%	$194,618	71.7%	$4,503	2.3%

Selling, general and administrative
North American BPO	$32,316	16.8%	$32,075	15.4%	$241	0.8%
International BPO	15,485	17.4%	11,333	17.8%	4,152	36.6%

	$47,801	17.0%	$43,408	16.0%	$4,393	10.1%

Depreciation and amortization
North American BPO	$8,460	4.4%	$9,950	4.8%	$(1,490)	-15.0%
International BPO	3,138	3.5%	2,774	4.4%	364	13.1%

	$11,598	4.1%	$12,724	4.7%	$(1,126)	-8.8%

Restructuring charges, net
North American BPO	$529	0.3%	$1,352	0.7%	$(823)	-60.9%
International BPO	210	0.2%	117	0.2%	93	79.5%

	$739	0.3%	$1,469	0.5%	$(730)	-49.7%

Impairment losses
North American BPO	$(38)	0.0%	$—	0.0%	$(38)	-100.0%
International BPO	268	0.3%	—	0.0%	268	100.0%

	$230	0.1%	$—	0.0%	$230	100.0%

Income (loss) from operations
North American BPO	$17,568	9.1%	$19,788	9.5%	$(2,220)	-11.2%
International BPO	3,922	4.4%	(481)	-0.8%	4,403	915.4%

	$21,490	7.6%	$19,307	7.1%	$2,183	11.3%

Other income (expense), net	$(270)	-0.1%	$(211)	-0.1%	$(59)	-28.0%

Provision for income taxes	$(9,849)	-3.5%	$(5,054)	-1.9%	$(4,795)	-94.9%

Revenue
Revenue for the North American BPO segment for the three months ended March 31, 2011 as compared to the same period in 2010 was $192.0 million and $207.9 million, respectively. The decrease in revenue for the North American BPO segment was due to a net decrease in short-term government programs of $18.4 million, along with program completions of $18.8 million, offset by net increases in client programs of $18.3 million, and a $3.0 million increase due to realized gains on cash flow hedges and positive changes in foreign exchange translation.
Revenue for the International BPO segment for the three months ended March 31, 2011 as compared to the same period in 2010 was $88.9 million and $63.6 million, respectively. The increase in revenue for the International BPO segment was due to net increases in client programs of $24.0 million and positive changes in foreign exchange translation of $3.7 million, offset by program completions of $2.4 million.
Our offshore delivery capacity represented 71% of our global delivery capabilities at March 31, 2011. Revenue from services provided in these offshore locations was $132 million and represented 47% of our total revenue in the first quarter of 2011, as compared to $123 million or 45% of total revenue in the first quarter of 2010. Factors that may impact our ability to maintain our offshore operating margins include potential increases in competition for the available workforce, the trend of higher occupancy costs and foreign currency fluctuations.
Cost of Services
Cost of services for the North American BPO segment for the three months ended March 31, 2011 as compared to the same period in 2010 was $133.2 million and $144.8 million, respectively. Cost of services as a percentage of revenue in the North American BPO segment was relatively unchanged compared to the prior year. In absolute dollars the decrease was due to a $4.3 million decrease in employee related expenses due to lower volumes in existing client programs and program terminations, a $2.7 million decrease for rent and related expenses, a $1.8 million decrease in training expenses, a $1.6 million decrease in telecommunication expenses, a $0.9 million decrease in technology costs, and a $0.3 million net decrease in other expenses.
Cost of services for the International BPO segment for the three months ended March 31, 2011 as compared to the same period in 2010 was $65.9 million and $49.8 million, respectively. Cost of services increased in absolute dollars while decreasing as a percentage of revenue compared to the prior year. In absolute dollars the increase was due to a $16.1 million increase in employee related expenses due to a net increase in existing client volumes and new programs.
Selling, General and Administrative
Selling, general and administrative expenses for the North American BPO segment for the three months ended March 31, 2011 as compared to the same period in 2010 were $32.3 million and $32.1 million, respectively. The expenses increased in both absolute dollars and as a percentage of revenue. The increase in absolute dollars reflected an increase in employee related expenses of $1.6 million due to an increase in incentive and equity compensation expense offset by a $0.8 million decrease in telecommunication expenses, and a $0.6 million net decrease in other expenses.
Selling, general and administrative expenses for the International BPO segment for the three months ended March 31, 2011 as compared to the same period in 2010 were $15.5 million and $11.3 million, respectively. The expenses increased in absolute dollars while decreasing as a percentage of revenue. The increase in absolute dollars reflected an increase in salary related expenses of $3.4 million related partially to the acquisition of PRG, and an increase in employee related expenses of $0.8 million due to an increase in incentive and equity compensation expense.

Depreciation and Amortization
Depreciation and amortization expense on a consolidated basis for the three months ended March 31, 2011 and 2010 was $11.6 million and $12.7 million, respectively. For the North American BPO segment, the depreciation expense decreased in both absolute value and as a percentage of revenue as compared to the prior year. This decrease in value was due to restructuring activities and delivery center closures which have better aligned our capacity to our operational needs and asset impairments recorded during 2010, resulting in the reduction of long-lived assets utilized, thereby reducing depreciation expense. For the International BPO segment, the depreciation expense increased in absolute value while decreasing as a percentage of revenue as compared to the prior year. The increase related to additional amortization expense of customer relationships from our acquisition of PRG.
Restructuring Charges
During the three months ended March 31, 2011, we recorded a net $0.7 million of severance related restructuring charges compared to $1.5 million in the same period in 2010. During both 2011 and 2010, we undertook reductions in both our North American BPO and International BPO segments to better align our capacity and workforce with the current business needs.
Impairment Losses
During the three months ended March 31, 2011, we recorded $0.2 million of impairment charges compared to no impairment charges in the same period in 2010. These impairment charges relate to the reduction of the net book value of certain leasehold improvements in the International BPO segment.
Other Income (Expense)
For the three months ended March 31, 2011, interest income increased slightly to $0.7 million from $0.6 million in the same period in 2010 primarily due to higher cash and cash equivalent balances. Interest expense increased to $1.4 million during 2011 from $0.8 million during 2010. This increase is due to a higher outstanding balance on our credit facility.
Income Taxes
The effective tax rate for the three months ended March 31, 2011 was 46.4%. This compares to an effective tax rate of 26.5% in the same period of 2010. The effective tax rate for the three months ended March 31, 2011 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. Without the (i) $9.1 million expense related to the adverse decision by the Canada Revenue Agency regarding the Company’s request for relief from double taxation, (ii) the $2.9 million benefit related to the Company’s change in judgment concerning settlement of U.S. tax refund claims and (iii) $0.3 million in other discrete items recognized during the quarter, the Company’s effective tax rate for the first quarter would have been 18.8%.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Agreement, dated October 1, 2010 (the “Credit Agreement”). During the quarter ended March 31, 2011, we generated positive operating cash flows of $24.6 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.
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

We have global operations that expose us to foreign currency exchange rate fluctuations that may positively or negatively impact our liquidity. We are also exposed to higher interest rates associated with our variable-rate debt. To mitigate these risks, we enter into foreign exchange forward and option contracts and interest rate swaps through our cash flow hedging program. Please refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Risk, for further discussion.
We primarily utilize our Credit Agreement to fund working capital, general operating purposes, stock repurchases and other strategic purposes, such as the acquisitions described in Note 2 of our financial statements. As of March 31, 2011 and December 31, 2010, we had borrowings of $79.5 million and zero, respectively, under our Credit Agreement, and our average three-month intra-quarter utilization was $71.3 million and $58.6 million for the three months ended March 31, 2011 and 2010, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $4.6 million, our remaining borrowing capacity was $265.9 million as of March 31, 2011. As of March 31, 2011, we were in compliance with all covenants and conditions under our Credit Agreement.
The amount of capital required over the next 12 months will also depend on our levels of investment in infrastructure necessary to maintain, upgrade or replace existing assets. Our working capital and capital expenditure requirements could also increase materially in the event of acquisitions as described in Note 2 of our financial statements or joint ventures, among other factors. These factors could require that we raise additional capital through future debt or equity financing. There can be no assurance that additional financing will be available at all, or on terms favorable to us.
The following discussion highlights our cash flow activities during the three months ended March 31, 2011 and 2010.
Cash and Cash Equivalents
We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $189.7 million and $119.3 million as of March 31, 2011 and December 31, 2010, respectively.
Cash Flows from Operating Activities
We reinvest our cash flows from operating activities in our business for strategic acquisitions or in the purchase of our outstanding stock. For the three months ended March 31, 2011 and 2010, net cash flows provided by operating activities was $24.6 million and $51.4 million, respectively. The decrease was primarily due to the payment of taxes of $11.9 million, accounts payable of $4.3 million, and other accrued liabilities of $11.4 million.
Cash Flows from Investing Activities
We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the three months ended March 31, 2011 and 2010, we reported net cash flows used in investing activities of $3.9 million and $6.6 million, respectively. The decrease was due to reduced capital expenditures during the first three months of 2011 due to a limited need for additional capacity.
Cash Flows from Financing Activities
For the three months ended March 31, 2011 and 2010, we reported net cash flows provided by (used in) financing activities of $47.9 million and ($20.9) million, respectively. The change in net cash flows from 2010 to 2011 was primarily due to a $79.5 million net increase in proceeds received from our line of credit offset by an increase of $14.3 million in purchases of our outstanding common stock.
Free Cash Flow
Free cash flow (see “Presentation of Non–GAAP Measurements” for definition of free cash flow) decreased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to the decrease in cash flows provided by operating activities. Free cash flow was $20.7 million and $44.8 million for the three months ended March 31, 2011 and 2010, respectively.

Obligations and Future Capital Requirements
Future maturities of our outstanding debt as of March 31, 2011 are summarized as follows (amounts in thousands):

	Less than	1 to 3	3 to 5	Over 5
	1 Year	Years	Years	Years	Total
Credit agreement(1)	$2,201	$4,402	$82,801	$—	$89,404
Capital lease obligations	1,362	161	—	—	1,523
Equipment financing arrangements	682	604	4	—	1,290
Purchase obligations	21,322	14,620	—	—	35,942
Operating lease commitments	25,395	32,970	11,895	5,316	75,576

Total	$50,962	$52,757	$94,700	$5,316	$203,735

(1)	Includes estimated interest payments based on the weighted-average interest rate and debt outstanding as of March 31, 2011 and unused commitment fees.
•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.

•	Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Consolidated Balance Sheets until such goods and/or services are received.

•	The contractual obligation table excludes our liabilities of $0.5 million related to uncertain tax positions because we cannot reliably estimate the timing of cash payments.
The increase in our outstanding debt is primarily associated with the use of funds under our Credit Agreement to fund working capital and other cash flow needs across our global operations.
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
We may consider restructurings, dispositions, mergers, acquisitions and other similar transactions. Such transactions could include the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption, or refinancing of indebtedness and could be material to the consolidated financial condition and consolidated results of our operations. Our capital expenditures requirements could also increase materially in the event of acquisitions or joint ventures. In March 2011 we entered into a definitive agreement with eLoyalty Corporation to acquire certain assets and assume certain liabilities of the business unit that provides consulting, systems integration and the ongoing management and support of telephony, data and converged Voice over Internet Protocol customer management environments for $40.9 million net of certain closing adjustments. We anticipate closing this transaction in the second quarter of 2011. In addition, as of March 31, 2011, we were authorized to purchase an additional $61.5 million of common stock under our stock repurchase program (see Part II Item 2 of this Form 10-Q). The stock repurchase program does not have an expiration date.
The launch of large client contracts may result in short-term negative working capital because of the time period between incurring the costs for training and launching the program and the beginning of the accounts receivable collection process. As a result, periodically we may generate negative cash flows from operating activities.

Debt Instruments and Related Covenants
We discuss debt instruments and related covenants in Note 13 of the Notes to the Consolidated Financial Statements in our 2010 Annual Report on Form 10–K. As of March 31, 2011, we were in compliance with all covenants under the Credit Agreement and had approximately $265.9 million in available borrowing capacity. We had $79.5 million of outstanding borrowings and $4.6 million of letters of credit outstanding under our Credit Agreement as of March 31, 2011. Based upon average outstanding borrowings during the three months ended March 31, 2011, interest accrued at a rate of approximately 1.9% per annum.
Client Concentration
Our five largest clients accounted for 39.1% and 38.8% of our consolidated revenue for the three months ended March 31, 2011 and 2010, respectively. We have experienced long-term relationships with our top five clients, ranging from four to 15 years, with the majority of these clients having completed multiple contract renewals with TeleTech. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this client concentration is mitigated, in part, by the long–term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.
The contracts with our five largest clients expire between 2011 and 2012. Additionally, a particular client may have multiple contracts with different expiration dates. We have historically renewed most of our contracts with our largest clients. However, there is no assurance that future contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our consolidated financial position, consolidated results of operations, or consolidated cash flows due to adverse changes in financial and commodity market prices and rates. Market risk also includes credit and non-performance risk by counterparties to our various financial instruments, our banking partners. We are exposed to market risk due to changes in interest rates and foreign currency exchange rates (as measured against the U.S. dollar); as well as credit risk associated with potential non-performance of our counterparty banks. These exposures are directly related to our normal operating and funding activities. We enter into derivative instruments to manage and reduce the impact of currency exchange rate changes, primarily between the U.S. dollar/Canadian dollar, the U.S. dollar/Philippine peso, the U.S. dollar/Mexican peso, the U.S. dollar/Argentine peso and the Australian dollar/Philippine peso. We enter into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable-rate debt. To mitigate against credit and non-performance risk, it is our policy to only enter into derivative contracts and other financial instruments with investment grade counterparty financial institutions and, correspondingly, our derivative valuations reflect the creditworthiness of our counterparties. As of the date of this report, we have not experienced, nor do we anticipate, any issues related to derivative counterparty defaults.
Interest Rate Risk
We entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of March 31, 2011, we had $79.5 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the first quarter of 2011, interest accrued at a rate of approximately 1.9% per annum. If the Prime Rate or LIBOR increased by 100 basis points during the quarter, there would not have been a material impact to our consolidated financial position or results of operations.

The Company’s interest rate swap arrangements as of March 31, 2011 and December 31, 2010 were as follows:

				Contract	Contract
	Notional	Variable Rate	Fixed Rate	Commencement	Maturity
	Amount	Received	Paid	Date	Date
As of March 31, 2011	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
As of December 31, 2010	—	—	—	—	—
Foreign Currency Risk
Our subsidiaries in Argentina, Canada, Costa Rica, Mexico, and the Philippines use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the three months ended March 31, 2011 and 2010, revenue associated with this foreign exchange risk was 33% and 36% of our consolidated revenue, respectively.
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
Our cash flow hedging instruments as of March 31, 2011 and December 31, 2010 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

	Local Currency	U.S. Dollar		% Maturing in	Contracts
	Notional	Notional		the Next 12	Maturing
As of March 31, 2011	Amount	Amount		Months	Through
Canadian Dollar	11,400	$10,216		100.0%	December 2011
Philippine Peso	12,059,000	271,523	(1)	54.8%	December 2014
Mexican Peso	604,500	46,669		68.7%	December 2012
British Pound Sterling	5,140	8,121	(2)	73.7%	December 2012

		$336,529

	Local Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2010	Amount	Amount
Canadian Dollar	10,200	$8,493
Philippine Peso	7,731,000	169,364	(1)
Mexican Peso	311,500	22,383
British Pound Sterling	4,647	7,231	(2)

		$207,471

(1)	Includes contracts to purchase Philippine pesos in exchange for Australian dollars and New Zealand dollars which are translated into equivalent U.S. dollars on March 31, 2011 and December 31, 2010.

(2)	Includes contracts to purchase British pounds sterling in exchange for Euros, which are translated into equivalent U.S. dollars on March 31, 2011 and December 31, 2010.
The fair value of our cash flow hedges at March 31, 2011 was (assets/(liabilities)) (amounts in thousands):

	March 31,	Maturing in the
	2011	Next 12 Months
Canadian Dollar	$1,497	$1,497
Philippine Peso	4,995	3,268
Mexican Peso	2,730	2,518
British Pound Sterling	78	92

	$9,300	$7,375

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The year over year change in fair value largely reflects the recent global economic conditions which resulted in high foreign exchange volatility and an overall weakening in the U.S. dollar.
We recorded a net gain of $3.7 million and $1.5 million for settled cash flow hedge contracts and the related premiums for the three months ended March 31, 2011 and 2010, respectively. These gains are reflected in Revenue in the accompanying Consolidated Statements of Operations. If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding gains or losses in our underlying exposures.
Other than the transactions hedged as discussed above and in Note 6 to the accompanying Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in the respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the three months ended March 31, 2011 and 2010, approximately 32% and 24%, respectively of revenue was derived from contracts denominated in currencies other than the U.S. dollar. Our results from operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.
Fair Value of Debt and Equity Securities
We did not have any investments in debt or equity securities as of March 31, 2011.

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
In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of the Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011 to provide such reasonable assurance.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended March 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors as previously reported in our 2010 Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Following is the detail of the issuer purchases made during the quarter ended March 31, 2011:

			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that May
	Total		Part of Publicly	Yet Be Purchased
	Number of	Average Price	Announced	Under the Plans or
	Shares	Paid per Share	Plans or	Programs (in
Period	Purchased	(or Unit)	Programs	thousands)[1]
January 1, 2011 - January 31, 2011	754,600	$20.87	754,600	$29,607
February 1, 2011 - February 28, 2011	482,329	$22.12	482,329	$18,936
March 1, 2011 - March 31, 2011	372,432	$19.89	372,432	$61,527

Total	1,609,361		1,609,361

(1)	In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in March 2011, whereby the Board increased the program allowance by $50.0 million. Since inception of the program through March 31, 2011, the Board has authorized the repurchase of shares up to a total value of $462.3 million, of which we have purchased 30.4 million shares on the open market for $400.8 million. As of March 31, 2011 the remaining amount authorized for repurchases under the program is approximately $61.5 million. The stock repurchase program does not have an expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010, (iii) Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the three months ended March 31, 2011 (unaudited), and (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC.
(Registrant)
Date: May 3, 2011	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: May 3, 2011	By:	/s/ John R. Troka, Jr.
John R. Troka, Jr.
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010, (iii) Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the three months ended March 31, 2011 (unaudited), and (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.