Form 10-Q
period 2011-06-30
TELETECH HOLDINGS INC
filed 2011-08-02
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Yes ☐ No ☑
As of July 28, 2011, there were 56,678,612 shares of the registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
JUNE 30, 2011 FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$194,286	$119,385
Accounts receivable, net	239,543	233,706
Prepaids and other current assets	44,423	38,486
Deferred tax assets, net	13,090	8,770
Income tax receivable	26,321	23,869

Total current assets	517,663	424,216

Long-term assets
Property, plant and equipment, net	95,699	105,528
Goodwill	77,279	52,707
Contract acquisition costs, net	1,773	2,782
Deferred tax assets, net	32,896	37,944
Other long-term assets	58,475	37,446

Total long-term assets	266,122	236,407

Total assets	$783,785	$660,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,643	$23,599
Accrued employee compensation and benefits	79,089	72,406
Other accrued expenses	33,103	40,682
Income taxes payable	12,168	23,175
Deferred tax liabilities, net	1,675	2,235
Deferred revenue	17,853	5,570
Other current liabilities	6,163	4,584

Total current liabilities	173,694	172,251

Long-term liabilities
Line of credit	118,000	—
Negative investment in deconsolidated subsidiary	76	76
Deferred tax liabilities, net	3,457	3,559
Deferred rent	7,798	10,363
Other long-term liabilities	27,512	19,556

Total long-term liabilities	156,843	33,554

Total liabilities	330,537	205,805

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock — $0.01 par value: 10,000,000 shares authorized; zero shares outstanding as of June 30, 2011 and December 31, 2010	—	—
Common stock — $0.01 par value; 150,000,000 shares authorized; 56,615,262 and 57,875,269 shares outstanding as of June 30, 2011 and December 31, 2010, respectively	566	579
Additional paid-in capital	346,121	349,157
Treasury stock at cost: 25,436,991 and 24,179,176 shares as of June 30, 2011 and December 31, 2010, respectively	(354,725)	(322,946)
Accumulated other comprehensive income	20,854	20,334
Retained earnings	429,292	396,602
Noncontrolling interest	11,140	11,092

Total stockholders’ equity	453,248	454,818

Total liabilities and stockholders’ equity	$783,785	$660,623

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$293,636	$271,927	$574,615	$543,453

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	210,358	198,194	409,479	392,812
Selling, general and administrative	47,283	39,741	95,084	83,149
Depreciation and amortization	11,423	12,946	23,021	25,670
Restructuring charges, net	(57)	1,304	682	2,773
Impairment losses	—	679	230	679

Total operating expenses	269,007	252,864	528,496	505,083

Income from operations	24,629	19,063	46,119	38,370

Other income (expense)
Interest income	720	486	1,386	1,060
Interest expense	(1,291)	(699)	(2,671)	(1,516)
Other income (expense), net	(705)	545	(261)	577

Total other income (expense)	(1,276)	332	(1,546)	121

Income before income taxes	23,353	19,395	44,573	38,491

Provision for income taxes	(129)	(5,071)	(9,978)	(10,125)

Net income	23,224	14,324	34,595	28,366

Net income attributable to noncontrolling interest	(1,007)	(922)	(1,905)	(1,677)

Net income attributable to TeleTech shareholders	$22,217	$13,402	$32,690	$26,689

Weighted average shares outstanding
Basic	56,713	61,117	56,949	61,495
Diluted	57,974	62,317	58,376	62,907

Net income per share attributable to TeleTech shareholders
Basic	$0.39	$0.22	$0.57	$0.43
Diluted	$0.38	$0.22	$0.56	$0.42
The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

	Stockholders’ Equity of the Company
							Accumulated
						Additional	Other
	Preferred Stock		Common Stock		Treasury	Paid-in	Comprehensive	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	interest	Equity
Balance as of December 31, 2010	—	$—	57,875	$579	$(322,946)	$349,157	$20,334	$396,602	$11,092	$454,818
Net income	—	—	—	—	—	—	—	32,690	1,905	34,595
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(1,859)	(1,859)
Foreign currency translation adjustments	—	—	—	—	—	—	6,879	—	2	6,881
Derivatives valuation, net of tax	—	—	—	—	—	—	(6,580)	—	—	(6,580)
Vesting of restricted stock units issued out of treasury	—	—	441	4	6,032	(10,831)	—	—	—	(4,795)
Exercise of stock options	—	—	432	4	5,916	(2,247)	—	—	—	3,673
Excess tax benefit from equity-based awards	—	—	—	—	—	2,327	—	—	—	2,327
Equity-based compensation expense	—	—	—	—	—	7,715	—	—	—	7,715
Purchases of common stock	—	—	(2,133)	(21)	(43,727)	—	—	—	—	(43,748)
Other	—	—	—	—	—	—	221	—	—	221

Balance as of June 30, 2011	—	$—	56,615	$566	$(354,725)	$346,121	$20,854	$429,292	$11,140	$453,248

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amount in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$34,595	$28,366
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,021	25,670
Amortization of contract acquisition costs	1,009	2,697
Amortization of debt issuance costs and other	290	—
Accretion expense	531	—
Provision for doubtful accounts	—	643
Gain on disposal of assets	(696)	(211)
Impairment losses	230	679
Deferred income taxes	8,076	(1,564)
Excess tax benefit from equity-based awards	(772)	—
Equity-based compensation expense	7,715	6,595
Loss on foreign currency derivatives	531	328

Changes in assets and liabilities, net of acquisition:
Accounts receivable	5,908	14,044
Prepaids and other assets	(8,644)	1,964
Accounts payable and accrued expenses	(17,950)	7,826
Deferred revenue and other liabilities	(5,863)	(12,402)

Net cash provided by operating activities	47,981	74,635

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	2,328	—
Purchases of property, plant and equipment	(12,362)	(12,316)
Acquisition of PRG and eLoyalty business unit, net of cash acquired of $14	(43,884)	—

Net cash used in investing activities	(53,918)	(12,316)

Cash flows from financing activities
Proceeds from line of credit	406,100	490,700
Payments on line of credit	(288,100)	(490,700)
Payments on capital lease obligations and equipment financing	(1,088)	(1,911)
Dividends distributed to noncontrolling interest	(1,859)	(2,070)
Proceeds from exercise of stock options	3,673	874
Excess tax benefit from equity-based awards	3,099	128
Purchase of treasury stock	(43,748)	(37,305)
Payments of debt issuance costs	(22)	—

Net cash provided by (used in) financing activities	78,055	(40,284)

Effect of exchange rate changes on cash and cash equivalents	2,783	25

Increase in cash and cash equivalents	74,901	22,060
Cash and cash equivalents, beginning of period	119,385	109,424

Cash and cash equivalents, end of period	$194,286	$131,484

Supplemental disclosures
Cash paid for interest	$2,026	$1,165

Cash paid for income taxes	$14,875	$5,961

Non-cash investing and financing activities
Acquisition of equipment through installment purchase agreements	$—	$186

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) OVERVIEW AND BASIS OF PRESENTATION
Overview
TeleTech Holdings, Inc. and its subsidiaries (“TeleTech” or the “Company”) serve their clients through the primary businesses of Business Process Outsourcing (“BPO”), which provides outsourced business process, customer management, hosted technology, consulting and marketing services for a variety of industries via operations in the U.S., Argentina, Australia, Belgium, Brazil, Canada, China, Costa Rica, England, Germany, Ghana, Kuwait, Lebanon, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, South Africa, Spain, Turkey and the United Arab Emirates.
Basis of Presentation
The Consolidated Financial Statements are comprised of the accounts of TeleTech, its wholly owned subsidiaries, its 55% equity owned subsidiary Percepta, LLC, and its 80% interest in Peppers & Rogers Group (“PRG”) which was acquired on November 30, 2010 (see Note 2 for additional information). All intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of June 30, 2011, and the consolidated results of operations of the Company for the three and six months ended June 30, 2011 and 2010, and the cash flows of the Company for the six months ended June 30, 2011 and 2010. Operating results for the six months ended June 30, 2010 included a $2.0 million reduction to revenue for disputed service delivery issues which occurred in 2009. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In December 2010, the FASB issued new guidance related to goodwill impairment testing. The new guidance clarifies the requirements of when to perform step 2 of impairment testing for goodwill for reporting units with zero or negative carrying amounts. The Company adopted this guidance on January 1, 2011 and it did not have a material impact on the Company’s results of operations, financial position, or cash flows because the Company has not historically had or is expected to have a reporting unit with goodwill and a zero or negative carrying amount.
In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of other comprehensive income in the statement of changes in stockholders’ equity has been eliminated. The amendment becomes effective retrospectively for the Company’s interim period ending March 31, 2012. Early adoption is permitted. The Company is currently assessing the impact that this potential change would have on its financial position, results of operations or cash flows.
In May 2011, the FASB amended its guidance, to converge fair value measurement and disclosure guidance in U.S. GAAP with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. The amendment changes the wording used to describe many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment becomes effective prospectively for the Company’s interim period ending March 31, 2012. Early application is not permitted. The Company does not expect the amendment to have a material impact on its financial position, result of operations or cash flows.
(2) ACQUISITIONS
eLoyalty
On May 28, 2011, the Company acquired certain assets and assumed certain liabilities of eLoyalty Corporation (“eLoyalty”), related to the Integrated Contract Solutions (“ICS”) business unit, and the eLoyalty trade name. The ICS business unit focuses on helping clients improve customer service business performance through the implementation of a variety of service centers. ICS generates revenue in three ways: 1) managed services that support and maintain clients’ customer service center environment over the long-term; 2) consulting services that assist the customer in implementation and integration of a customer service center solution; and 3) product resale through the sale of third party software and hardware. eLoyalty operates out of an office in Austin, TX with an additional administrative location in Chicago, IL and has approximately 160 employees.
The up-front cash consideration was $40.9 million, subject to certain balance sheet adjustments of ($3.0) million as defined in the purchase and sale agreement, for a total purchase price of $37.9 million.
As of June 30, 2011, TeleTech paid $36.0 million of the total net purchase price leaving approximately $1.9 million unpaid, which was included in Other accrued expenses in the Consolidated Balance Sheets as of June 30, 2011. The Company recognized $0.4 million of acquisition related expenses as part of the eLoyalty purchase. These costs were recorded in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations during the three and six months ended June 30, 2011.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands). The estimates of fair value of identifiable assets acquired and liabilities assumed, are preliminary, pending completion of the valuation, thus are subject to revisions which may result in adjustments to the values presented below:

Preliminary
Estimates of
Acquisition Date
Fair Value
Cash	$14
Accounts Receivable	7,702
Prepaid assets — cost deferrals	14,726
Property, plant and equipment	897
Other assets	1,427
Customer relationships	11,700
Software	1,200
Noncompete agreements	900
Trademark	600
Consulting services backlog	500
Goodwill	24,282

63,948

Accounts payable	2,156
Accrued expenses	1,211
Deferred revenue	22,525
Other	192

26,084

Total purchase price	$37,864

The customer relationship intangible asset is being amortized over 11 years. The goodwill recognized from the eLoyalty acquisition is attributable primarily to the assembled workforce of eLoyalty and significant opportunity for Company growth and marketing based on additional service offerings and capabilities. Since this acquisition is treated as an asset acquisition for tax purposes, the goodwill and associated intangible assets will be deductible for income tax purposes. The operating results of eLoyalty are reported within the North American BPO segment from the date of acquisition.
Peppers & Rogers Group
On November 30, 2010, the Company acquired an 80% interest in Peppers & Rogers Group. PRG is a leading global management consulting firm specializing in customer-centric strategies for Global 1000 companies and is recognized as a leading authority on customer-based strategies with a deep understanding of the most powerful levers that drive customer loyalty and business results. PRG currently operates offices on six continents across the globe, including headquarters in Stamford, Connecticut, and Istanbul, Turkey, along with regional offices in Belgium, Germany, United Arab Emirates, South Africa, Lebanon and Kuwait. PRG has 150 employees.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The up-front cash consideration paid was $15.0 million plus a working capital adjustment of $7.9 million as defined in the purchase and sale agreement. The working capital adjustment due to PRG former owners was paid during the six months ended June 30, 2011. An additional $5.0 million payment is due on March 1, 2012. This $5.0 million payment was recognized at fair value using a discounted cash flow approach with a discount rate of 18.4%. This measurement is based on significant inputs not observable in the market, which are deemed to be Level 3 inputs. The fair value on the date of acquisition was approximately $4.4 million and was included in Other long-term liabilities in the Consolidated Balance Sheets as of December 31, 2010. The fair value as of June 30, 2011 was $4.8 million and was included in Other current liabilities in the Consolidated Balance Sheets as of June 30, 2011. This value will be accreted up to the $5.0 million payment using the effective interest rate method.
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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Preliminary
Estimates of
Acquisition Date
Fair Value
Cash	$2,202
Accounts Receivable	16,590
Property, plant and equipment	359
Other assets	847
Customer relationships	9,300
Trade name	6,400
Goodwill	7,258

42,956

Accounts payable	1,519
Accrued expenses	1,967
Deferred tax liability	3,690
Deferred revenue	660
Line of credit	570
Other	1,562

9,968

Noncontrolling interest	6,000

Total purchase price	$26,988

The goodwill recognized from the PRG acquisition is attributable primarily to the assembled workforce of PRG, expected synergies, and other factors. None of the goodwill is deductible for income tax purposes. The operating results of PRG are reported within the International BPO segment from the date of acquisition.
The acquired businesses contributed revenues of $16.8 million and $24.9 million and income from operations of $1.9 million and $2.2 million to the Company for the three and six months ended June 30, 2011, respectively.
(3) SEGMENT INFORMATION
The Company’s BPO business provides outsourced business process, consulting, technology services and customer management services for a variety of industries through global delivery centers and represents 100% of total annual revenue. The Company’s North American BPO segment is comprised of sales to clients based in North America (encompassing the U.S. and Canada), while the Company’s International BPO segment is comprised of sales to clients based in countries outside of North America.
The Company allocates to each segment its portion of corporate operating expenses. All inter—company transactions between the reported segments for the periods presented have been eliminated.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present certain financial data by segment (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
North American BPO	$200,885	$212,506	$392,934	$420,448
International BPO	92,751	59,421	181,681	123,005

Total	$293,636	$271,927	$574,615	$543,453

Income (loss) from operations
North American BPO	$19,319	$25,097	$36,887	$44,885
International BPO	5,310	(6,034)	9,232	(6,515)

Total	$24,629	$19,063	$46,119	$38,370

The following table presents revenue based upon the geographic location where the services are provided (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
United States	$94,184	$111,262	$178,813	$212,367
Philippines	85,519	66,404	169,026	137,374
Latin America	53,066	49,180	108,664	97,182
Europe / Middle East / Africa	44,013	26,803	83,771	58,825
Canada	13,047	13,618	25,845	28,397
Asia Pacific	3,807	4,660	8,496	9,308

Total	$293,636	$271,927	$574,615	$543,453

(4) SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS
The Company did not have any clients that contributed in excess of 10% of total revenue for the three or six months ended June 30, 2011. The Company had one client, IBM-Census, that contributed 13.1% and 10.1% of total revenue for the three and six months ended June 30, 2010, respectively, of which all the accounts receivables have been paid as of June 30, 2011.
The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs periodic credit evaluations of its clients and maintains allowances for uncollectible accounts and may require pre-payment for services. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk exists as of June 30, 2011.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(5) GOODWILL
Goodwill consisted of the following (amounts in thousands):

				Effect of
	December 31,			Foreign	June 30,
	2010	Acquisitions	Impairments	Currency	2011
North American BPO	$35,885	$24,283	$—	$—	$60,168
International BPO	16,822	—	—	289	17,111

Total	$52,707	$24,283	$—	$289	$77,279

The Company performs a goodwill impairment test on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test in the fourth quarter each year, or more frequently if indicators of impairment exist. During the quarter ended June 30, 2011, the Company assessed whether any such indicators of impairment existed, and concluded that there were none.
(6) DERIVATIVES
Cash Flow Hedges
The Company enters into foreign exchange and interest rate derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Interest rate derivatives consist of interest rate swaps to reduce the Company’s exposure to rate fluctuations associated with its variable rate debt. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets consider, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of June 30, 2011, the Company has not experienced, nor does it anticipate any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 (amounts in thousands and net of tax):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Aggregate unrealized net gain (loss) at beginning of period	$5,634	$7,430	$7,091	$4,468
Add: Net gain/(loss) from change in fair value of cash flow hedges	(3,189)	(2,366)	(2,431)	1,523
Less: Net (gain)/loss reclassified to earnings from effective hedges	(1,934)	(1,633)	(4,149)	(2,560)

Aggregate unrealized net gain (loss) at end of period	$511	$3,431	$511	$3,431

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company’s foreign exchange cash flow hedging instruments as of June 30, 2011 and December 31, 2010 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts unless noted otherwise.

	Local Currency	U.S. Dollar		% Maturing in	Contracts
	Notional	Notional		the Next 12	Maturing
As of June 30, 2011	Amount	Amount		Months	Through
Canadian Dollar	12,600	$12,009		100.0%	June 2012
Philippine Peso	11,414,000	259,429	(1)	62.1%	December 2014
Mexican Peso	511,000	40,200		69.9%	December 2012
Mexican Peso Collars	140,298	12,000	(3)	50.0%	December 2012
British Pound Sterling	5,660	9,019	(2)	73.7%	December 2012

		$332,657

	Local Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2010	Amount	Amount
Canadian Dollar	10,200	$8,493
Philippine Peso	7,731,000	169,364	(1)
Mexican Peso	311,500	22,383
British Pound Sterling	4,647	7,231	(2)

		$207,471

(1)	Includes contracts to purchase Philippine pesos in exchange for Australian dollars and New Zealand dollars which are translated into equivalent U.S. dollars on June 30, 2011 and December 31, 2010.

(2)	Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on June 30, 2011 and December 31, 2010.

(3)	The Mexican Peso Collars include call options with a floor total of MXN 140,298 and put options with a cap total of MXN 157,038.
The Company’s interest rate swap arrangements as of June 30, 2011 and December 31, 2010 were as follows:

				Contract	Contract
	Notional	Variable Rate	Fixed Rate	Commencement	Maturity
	Amount	Received	Paid	Date	Date
As of June 30, 2011	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
	15 million	1 - month LIBOR	3.14%	May 2012	May 2017

	$40 million
As of December 31, 2010	$—	—	—	—	—

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Fair Value Hedges
The Company enters into foreign exchange forward contracts to hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges, as well as the offsetting gain or loss on the hedged asset or liability, are recognized in earnings in Other income (expense), net. As of June 30, 2011 and December 31, 2010, the total notional amount of the Company’s forward contracts used as fair value hedges were $60.8 million and $93.3 million, respectively.
Embedded Derivatives
In addition to hedging activities, the Company’s foreign subsidiary in Argentina is party to U.S. dollar denominated lease contracts that the Company has determined contain embedded derivatives. As such, the Company bifurcates the embedded derivative features of the lease contracts and values these features as foreign currency derivatives.
Derivative Valuation and Settlements
The fair value of the Company’s derivatives as of June 30, 2011 and December 31, 2010 were as follows (amounts in thousands):

	June 30, 2011
			Not Designated as Hedging
	Designated as Hedging Instruments		Instruments
	Foreign		Foreign
Derivative contracts:	Exchange	Interest Rate	Exchange	Leases
				Embedded
Derivative classification:	Cash Flow	Cash Flow	Fair Value	Derivative
Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$6,102	$—	$107	$—
Other long-term assets	1,068	—	—	—
Other current liabilities	(3,221)	—	(76)	(17)
Other long-term liabilities	(1,982)	(545)	—	—

Total fair value of derivatives, net	$1,967	$(545)	$31	$(17)

	December 31, 2010
			Not Designated as Hedging
	Designated as Hedging Instruments		Instruments
	Foreign		Foreign
Derivative contracts:	Exchange	Interest Rate	Exchange	Leases
				Embedded
Derivative classification:	Cash Flow	Cash Flow	Fair Value	Derivative
Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$10,602	$—	$783	$—
Other long-term assets	2,081	—	—	—
Other current liabilities	(677)	—	(58)	(105)
Other long-term liabilities	(104)	—	—	(34)

Total fair value of derivatives, net	$11,902	$—	$725	$(139)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The effect of derivative instruments on the Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010 were as follows (amounts in thousands):

	Three Months Ended June 30,
	2011		2010
	Designated as Hedging Instruments		Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Interest Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow
Amount of gain or (loss) recognized in other comprehensive income — effective portion, net of tax	$(2,673)	$(516)	$(2,366)	$—

Amount and location of net gain or (loss) reclassified from accumulated OCI to income — effective portion:
Revenue	$3,224	$—	$2,677	$—

Amount and location of net gain or (loss) reclassified from accumulated OCI to income — ineffective portion and amount excluded from effectiveness testing:
Other income (expense), net	$—	$—	$—	$—

	Three Months Ended June 30,
	2011			2010
	Not Designated as Hedging Instruments			Not Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange		Leases	Foreign Exchange		Leases
	Option and			Option and
	Forward		Embedded	Forward		Embedded
Derivative classification:	Contracts	Fair Value	Derivative	Contracts	Fair Value	Derivative
Amount and location of net gain or (loss) recognized in the Consolidated Statement of Operations:
Costs of services	$—	$—	$78	$—	$—	$(31)
Other income (expense), net	$—	$(207)	$—	$(46)	$(1,117)	$—
The effect of derivative instruments on the Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010 were as follows (amounts in thousands):

	Six Months Ended June 30,
	2011		2010
	Designated as Hedging Instruments		Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Interest Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow
Amount of gain or (loss) recognized in other comprehensive income — effective portion, net of tax	$(2,103)	$(327)	$1,523	$—

Amount and location of net gain or (loss) reclassified from accumulated OCI to income — effective portion:
Revenue	$6,915	$—	$4,197	$—

Amount and location of net gain or (loss) reclassified from accumulated OCI to income — ineffective portion and amount excluded from effectiveness testing:
Other income (expense), net	$—	$—	$—	$—

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30,
	2011			2010
	Not Designated as Hedging Instruments			Not Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange		Leases	Foreign Exchange		Leases
	Option and			Option and
	Forward		Embedded	Forward		Embedded
Derivative classification:	Contracts	Fair Value	Derivative	Contracts	Fair Value	Derivative
Amount and location of net gain or (loss) recognized in the Consolidated Statement of Operations:
Costs of services	$—	$—	$122	$—	$—	$76
Other income (expense), net	$—	$503	$—	$(42)	$(46)	$—
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
The following presents information as of June 30, 2011 and December 31, 2010 of the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.
Accounts Receivable and Payable — The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.
Debt — The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of June 30, 2011, the Company had $118.0 million of borrowings outstanding under the Credit Agreement. During the three and six months ended June 30, 2011 outstanding borrowings accrued interest at an average rate of 1.6% and 1.7% per annum, respectively, excluding unused commitment fees.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Derivatives — Net derivative assets (liabilities) measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of June 30, 2011, credit risk did not materially change the fair value of the Company’s derivative contracts.
The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of June 30, 2011 and December 31, 2010 (amounts in thousands):
As of June 30, 2011

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$1,967	$—	$1,967
Interest rate swaps	—	(545)	—	(545)
Fair value hedges	—	31	—	31
Embedded derivatives	—	(17)	—	(17)

Total net derivative asset (liability)	$—	$1,436	$—	$1,436

As of December 31, 2010

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$11,902	$—	$11,902
Fair value hedges	—	725	—	725
Embedded derivatives	—	(139)	—	(139)

Total net derivative asset (liability)	$—	$12,488	$—	$12,488

The following is a summary of the Company’s fair value measurements as of June 30, 2011 and December 31, 2010 (amounts in thousands):
As of June 30, 2011

	Fair Value Measurements Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$—	$14,142	$—
Derivative instruments, net	—	1,436	—

Total assets	$—	$15,578	$—

Liabilities
Deferred compensation plan liability	$—	$(4,034)	$—
Purchase price payable	—	—	(4,826)

Total liabilities	$—	$(4,034)	$(4,826)

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In 2005, the Company, though its Canadian subsidiary, recorded a Canadian income tax receivable related to a refund of tax it considered probable of collecting. The potential refund related to income subjected to double taxation by the United States and originally reported to and assessed by Canada in 2001 and 2002. The Company, through the Competent Authorities of the United States and Canada requested relief from the double taxation through the Mutual Agreement procedure found in Article IX of the U.S. — Canada Income Tax Convention (the “Treaty”). At December 31, 2010, the Company continued to believe that collection of the Canadian income tax receivable was more likely than not. On February 20, 2011 the Company received notice that the Canada Revenue Agency (“CRA”) would not consider the Company’s request for relief (please refer to Footnote 12 to the Company’s Consolidated Financial Statements included in the Company’s 2010 Annual Report on Form 10-K.) As of March 31, 2011 the Company could no longer conclude that collection of the Canadian income tax receivable was more likely than not and therefore derecognized the Canadian income tax receivable of $9.1 million through a charge to income tax expense during the first quarter of 2011. The Company continues to believe in the merits of its claim and that the CRA abused its discretion in refusing TeleTech Canada’s request for relief from double taxation. As such, the Company is exploring options and intends to vigorously pursue any available remedies in response to the CRA decision.
During the first quarter of 2011, the Company recognized a U.S. tax refund claim of $10.2 million and established a corresponding reserve for uncertain tax positions of $7.3 million. This refund claim relates to previously disallowed deductions included in the Company’s amended 2002 U.S. Income Tax return. The net benefit of $2.9 million was a reduction to income tax expense during the first quarter of 2011. During the second quarter, the Company and the Appeals branch reached a mediated settlement. Since the settlement involves a refund in excess of $2 million the agreement is subject to review and approval by the Joint Committee on Taxation. Nevertheless, the Company considers the uncertainty around the issue to be “effectively settled”, and during the second quarter has recorded an incremental benefit of $5.8 million (adjusting the $10.2 million accrual and $7.3 million FIN 48 contingency recorded in the first quarter) through tax expense. This is in addition to the $2.9 million recorded during the first quarter bringing the total settlement including tax and interest to $8.7 million. There will be additional amounts accrued on this refund in future periods as interest will continue to run until the refund is paid.
As of June 30, 2011, the Company had $46.0 million of deferred tax assets (after a $22.5 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $40.9 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.
The effective tax rate for the three and six months ended June 30, 2011 was 0.6% and 22.4%, respectively. The effective tax rate was influenced by the adverse decision by the CRA regarding the Company’s request for relief from double taxation, a mediated settlement with the IRS related to U.S. tax refund claims, earnings in international jurisdictions currently under an income tax holiday, and the distribution of income between the U.S. and international tax jurisdictions. The effective tax rate for the three and six months ended June 30, 2010 was 26.1% and 26.3%, respectively.
The Company is currently under audit of income taxes and payroll related taxes in the Philippines for 2008. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.
(9) RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES
Restructuring Charges
During the three and six months ended June 30, 2011 the Company undertook a number of restructuring activities primarily associated with reductions in the Company’s capacity and workforce in both the North American BPO and International BPO segments to better align the capacity and workforce with current business needs.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
A summary of the expenses recorded in Restructuring, net in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, respectively, is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
North American BPO
Reduction in force	$78	$699	$600	$2,056
Facility exit charges	—	—	7	—
Revision of prior estimates	(344)	—	(344)	(5)

Total	$(266)	$699	$263	$2,051

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
International BPO
Reduction in force	$46	$613	$256	$730
Facility exit charges	—	—	—	—
Revision of prior estimates	163	(8)	163	(8)

Total	$209	$605	$419	$722

A roll-forward of the activity in the Company’s restructuring accruals is as follows (amounts in thousands):

	Closure of	Reduction in
	Delivery Centers	Force	Total
Balance as of December 31, 2010	$695	$8,267	$8,962
Expense	7	856	863
Payments	(172)	(6,584)	(6,756)
Revision of prior estimates	—	(181)	(181)

Balance as of June 30, 2011	$530	$2,358	$2,888

The remaining reduction in force accrual is expected to be paid during 2011, with the remaining accrual for the closure of delivery centers to be paid or extinguished no later than 2012.
Impairment Losses
During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain delivery centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the six months ended June 30, 2011, the Company recognized impairment losses related to leasehold improvement assets of $0.2 million in its International BPO segment. For the three and six months ended June 30, 2010, the Company recognized impairment losses related to leasehold improvement assets of $0.7 million in its North American BPO segment.

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
The Company primarily utilizes its Credit Agreement to fund working capital, general operating purposes, stock repurchases and other strategic purposes, such as the acquisitions described in Note 2. As of June 30, 2011 and December 31, 2010, the Company had borrowings of $118.0 million and zero, respectively, under its Credit Agreement, and its average six-month intra-period utilization was $83.9 million and $70.0 million for the six months ended June 30, 2011 and 2010, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $4.6 million, the Company’s remaining borrowing capacity was $227.4 million as of June 30, 2011. As of June 30, 2011, the Company was in compliance with all covenants and conditions under its Credit Agreement.
Letters of Credit
As of June 30, 2011, outstanding letters of credit under the Credit Agreement totaled $4.6 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of June 30, 2011, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $1.2 million.
Guarantees
Indebtedness under the Credit Agreement is guaranteed by certain of the Company’s present and future domestic subsidiaries.
Legal Proceedings
From time to time, the Company has been involved in claims and lawsuits, both as plaintiff and defendant, which arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed both probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, the Company believes that the disposition or ultimate resolution of such claims or lawsuits will not have a material adverse effect on its financial position, cash flows or results of operations.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(11) COMPREHENSIVE INCOME
The following table sets forth comprehensive income (loss) for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$23,224	$14,324	$34,595	$28,366
Foreign currency translation adjustment	1,834	(7,787)	6,880	(6,331)
Derivatives valuation, net of tax	(5,123)	(3,999)	(6,580)	(1,037)
Other	111	54	221	(199)

Total comprehensive income	20,046	2,592	35,116	20,799
Comprehensive income attributable to noncontrolling interest	(956)	(877)	(1,907)	(1,510)

Comprehensive income attributable to TeleTech	$19,090	$1,715	$33,209	$19,289

The following table reconciles equity attributable to noncontrolling interest (amounts in thousands):

	Six Months Ended
	2011	2010
Noncontrolling interest, January 1	$11,092	$5,478
Net income attributable to noncontrolling interest	1,905	1,677
Dividends distributed to noncontrolling interest	(1,859)	(2,070)
Foreign currency translation adjustments	2	(167)

Noncontrolling interest, June 30	$11,140	$4,918

(12) NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted shares for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Shares used in basic earnings per share calculation	56,713	61,117	56,949	61,495
Effect of dilutive securities:
Stock options	832	801	891	914
Restricted stock units	429	399	536	498

Total effects of dilutive securities	1,261	1,200	1,427	1,412

Shares used in dilutive earnings per share calculation	57,974	62,317	58,376	62,907

For the three months ended June 30, 2011 and 2010, options to purchase 0.1 million and 0.2 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti—dilutive. For the six months ended June 30, 2011 and 2010, options to purchase 0.1 million and 0.2 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti—dilutive. For the three months ended June 30, 2011 and 2010, restricted stock units (“RSUs”) of 0.6 million and 1.4 million, respectively, and for the six months ended June 30, 2011 and 2010, RSUs of 0.6 million and 1.1 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(13) EQUITY-BASED COMPENSATION PLANS
All equity—based payments to employees are recognized in the Consolidated Statements of Operations at the fair value of the award on the grant date.
Stock Options
As of June 30, 2011, there was approximately $5,000 of total unrecognized compensation cost (including the impact of expected forfeitures) related to unvested option arrangements granted under the Company’s equity plans. The Company recognizes compensation expense straight—line over the vesting term of the option grant. The Company recognized compensation expense related to stock options of $5,000 and $53,000 for the three months ended June 30, 2011 and 2010, respectively. The Company recognized compensation expense related to stock options of $19,000 and $183,000 for the six months ended June 30, 2011 and 2010, respectively.
Restricted Stock Unit Grants
During the six months ended June 30, 2011 and 2010, the Company granted 568,580 and 1,067,816 RSUs, respectively, to new and existing employees, which vest in equal installments over four years. The Company recognized compensation expense related to RSUs of $4.0 million and $7.7 million for the three and six months ended June 30, 2011, respectively, and $3.4 million and $6.4 million for the three and six months ended June 30, 2010, respectively. As of June 30, 2011, there was approximately $39.0 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.
During the three months ended June 30, 2011, the Company granted 43,500 performance-based RSUs to eLoyalty employees, which vest in equal installments over four years based on eLoyalty achieving specified revenue and operating income performance targets. As of June 30, 2011 and 2010, there were 93,500 and 100,000 performance-based RSUs outstanding. As of June 30, 2011 and 2010, the Company determined that it was not probable that any performance targets would be met related to all outstanding performance-based RSUs; therefore no expense was recognized for the six months ended June 30, 2011 or 2010. The Company did not achieve the operating income performance targets in 2010, thus the 2010 performance RSUs were cancelled.
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
As of June 30, 2011, the Company’s negative investment in Newgen was $0.1 million as presented in the accompanying Consolidated Balance Sheets.

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
All statements not based on historical fact are forward–looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, the following are important factors that could cause our actual results to differ materially from those expressed or implied by such forward–looking statements, including but not limited to the following: achieving estimated revenue from new, renewed and expanded client business as volumes may not materialize as forecasted, especially due to the global economic slowdown; sustaining profit improvement in our International Business Process Outsourcing (“BPO”) operations; the ability to close and ramp new business opportunities that are currently being pursued or that are in the final stages with existing and/or potential clients; our ability to execute our growth plans, including sales of new products; the possibility of lower revenue or price pressure from our clients experiencing a business downturn or merger in their business; greater than anticipated competition in the BPO services market, causing adverse pricing and more stringent contractual terms; risks associated with losing or not renewing client relationships, particularly large client agreements, or early termination of a client agreement; the risk of losing clients due to consolidation in the industries we serve; consumers’ concerns or adverse publicity regarding our clients’ products; our ability to find cost effective locations, obtain favorable lease terms and build or retrofit facilities in a timely and economic manner; risks associated with business interruption due to weather, fires, pandemic, or terrorist–related events; risks associated with attracting and retaining cost–effective labor at our delivery centers; the possibility of asset impairments and restructuring charges; risks associated with changes in foreign currency exchange rates; economic or political changes affecting the countries in which we operate; changes in accounting policies and practices promulgated by standard setting bodies; and new legislation or government regulation that adversely impacts our tax obligations, health care costs or the BPO and customer management industry.
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

Executive Summary
TeleTech is one of the largest and most geographically diverse global providers of business process outsourcing solutions. We have a 29-year history of designing, implementing and managing critical business processes that drive commerce and differentiate the customer experience to deliver increased brand loyalty, satisfaction and retention. We provide a fully integrated suite of technology-enabled customer-centric services that span strategic professional services, revenue generation, front and back office processes, cloud-based fully hosted BPO delivery center environments and learning innovation services. We help the Global 1000, which are the world’s largest companies based on market capitalization, optimize their customers’ experience, grow revenue, increase operating efficiencies, improve quality and lower costs by designing, implementing and managing their critical business processes. We have developed deep vertical industry expertise and support more than 400 programs serving approximately 160 global clients in the automotive, broadband, cable, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel, and wireline and wireless communication industries.
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
In 2011, our second quarter revenue increased 8.0% to $293.6 million over the year-ago period. This revenue increase was due to an increase in existing client volumes, new BPO programs, additional revenue generation and consultative revenue, and revenue from acquisitions. Revenue also saw an increase of $12.2 million, or 4.5%, due to fluctuations in foreign currency rates. Our second quarter 2011 income from operations increased 29.2% to $24.6 million, or 8.4% of revenue, from $19.1 million, or 7.0% of revenue, in the year-ago period. Income from operations for the second quarter 2011 and 2010 included an aggregate $0.1 million benefit and $2.0 million expense related to restructuring charges and asset impairments, respectively.
Our offshore delivery centers serve clients based both in North America and in other countries. Our offshore delivery capacity spans five countries with 21,000 workstations and currently represents 70% of our global delivery capabilities. Revenue from services provided in these offshore locations was $131 million and represented 45% of our total revenue for the second quarter of 2011.
Our strong financial position due to our cash flow from operations allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows. At June 30, 2011, we had $194.3 million of cash and cash equivalents and a total debt to total capitalization ratio of 21.1%.

Our Future Growth Goals and Strategy
Our objective is to become the world’s largest, most technologically advanced and innovative provider of customer-centric BPO solutions. Companies within the Global 1000 are our primary client targets due to their size, global reach, focus on outsourcing and desire for a BPO provider who can quickly and efficiently offer an end-to-end suite of fully-integrated, globally scalable solutions. We have developed, and continue to invest in, a broad set of technological and geographical capabilities designed to serve this growing client need. These investments include our 2010 acquisition of a majority interest in Peppers & Rogers Group to further enhance our professional services capabilities and our recently completed acquisition of eLoyalty to enhance our systems integration and telephony and technology offerings. In addition, we have begun to offer cloud-based ‘hosted services’ where clients can license any aspect of our global network and proprietary applications. While the revenue from these offerings is small relative to our consolidated revenue, we believe it will continue to grow as these services become more widely adopted by our clients. We aim to further improve our competitive position by investing in a growing suite of new and innovative business process services across our targeted industries.
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
As we further develop and continue to scale our strategic business units, we are continually evaluating ways to maximize shareholder value, which may include the disposition of business units, in whole or in part, that could take the form of asset sales, mergers, sales of equity interests in our subsidiaries (privately or through a public offering) or the spin-off of equity interests of our subsidiaries to our stockholders.
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
We have historically experienced annual attrition of existing client programs of approximately 6% to 12% of our revenue. Attrition of existing client programs during the first six months of 2011 was 6%.
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
As of June 30, 2011, we had deferred start-up Training Revenue, net of Training Costs, of $5.4 million that will be recognized into our income from operations over the remaining life of the corresponding contracts ($2.5 million will be recognized within the next 12 months).
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
We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of June 30, 2011, the overall capacity utilization in our multi–client centers was 75%. The table below presents workstation data for our multi–client centers as of June 30, 2011 and 2010. Dedicated and managed centers (2,540 and 3,283 workstations as of June 30, 2011 and 2010, respectively) are excluded from the workstation data as unused workstations in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	June 30, 2011			June 30, 2010
	Total			Total
	Production			Production
	Workstations	In Use	% In Use	Workstations	In Use	% In Use
Multi-client centers
Sites open <1 year	653	359	55%	408	242	59%
Sites open >1 year	26,784	20,238	76%	30,993	20,926	68%

Total multi-client centers	27,437	20,597	75%	31,401	21,168	67%

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
The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net cash provided by operating activities	$23,373	$23,203	$47,981	$74,635
Purchases of property, plant and equipment	8,492	5,708	12,362	12,316

Free cash flow	$14,881	$17,495	$35,619	$62,319

We discuss factors affecting free cash flow between periods in the “Liquidity and Capital Resources” section below.

Results of Operations
Three months ended June 30, 2011 as compared to three months ended June 30, 2010
The following table is presented to facilitate an understanding of our Management’s Discussion and Analysis of Financial Condition and Results of Operations and presents our results of operations by segment for the three months ended June 30, 2011 and 2010 (amounts in thousands). We allocate to each segment its portion of corporate operating expenses. All inter—company transactions between the reported segments for the periods presented have been eliminated.

	Three Months Ended June 30,
		% of		% of
	2011	Revenue	2010	Revenue	$ Change	% Change
Revenue
North American BPO	$200,885		$212,506		$(11,621)	-5.5%
International BPO	92,751		59,421		33,330	56.1%

	$293,636		$271,927		$21,709	8.0%

Cost of services
North American BPO	$141,470	70.4%	$146,994	69.2%	$(5,524)	-3.8%
International BPO	68,888	74.3%	51,200	86.2%	17,688	34.5%

	$210,358	71.6%	$198,194	72.9%	$12,164	6.1%

Selling, general and administrative
North American BPO	$32,074	16.0%	$28,966	13.6%	$3,108	10.7%
International BPO	15,209	16.4%	10,775	18.1%	4,434	41.2%

	$47,283	16.1%	$39,741	14.6%	$7,542	19.0%

Depreciation and amortization
North American BPO	$8,288	4.1%	$10,071	4.7%	$(1,783)	-17.7%
International BPO	3,135	3.4%	2,875	4.8%	260	9.0%

	$11,423	3.9%	$12,946	4.8%	$(1,523)	-11.8%

Restructuring charges, net
North American BPO	$(266)	-0.1%	$699	0.3%	$(965)	-138.1%
International BPO	209	0.2%	605	1.0%	(396)	-65.5%

	$(57)	0.0%	$1,304	0.5%	$(1,361)	-104.4%

Impairment losses
North American BPO	$—	0.0%	$679	0.3%	$(679)	-100.0%
International BPO	—	0.0%	—	0.0%	—	0.0%

	$—	0.0%	$679	0.2%	$(679)	-100.0%

Income (loss) from operations
North American BPO	$19,319	9.6%	$25,097	11.8%	$(5,778)	-23.0%
International BPO	5,310	5.7%	(6,034)	-10.2%	11,344	188.0%

	$24,629	8.4%	$19,063	7.0%	$5,566	29.2%

Other income (expense), net	$(1,276)	-0.4%	$332	0.1%	$(1,608)	-484.3%

Provision for income taxes	$(129)	0.0%	$(5,071)	-1.9%	$4,942	97.5%

Revenue
Revenue for the North American BPO segment for the three months ended June 30, 2011 as compared to the same period in 2010 was $200.9 million and $212.5 million, respectively. The decrease in revenue for the North American BPO segment was due to a net decrease in short-term government programs of $35.7 million along with program completions of $11.5 million, offset by a net increase of $33.9 million related to increases in client programs and increases due to acquisition, and a $1.7 million increase due to realized gains on cash flow hedges and positive changes in foreign exchange translation.
Revenue for the International BPO segment for the three months ended June 30, 2011 as compared to the same period in 2010 was $92.8 million and $59.4 million, respectively. The increase in revenue for the International BPO segment was due to a net increase of $23.6 million related to increases in client programs and increases due to acquisition, and positive changes in foreign exchange translation of $10.5 million, offset by program completions of $0.7 million.
Our offshore delivery capacity represented 70% of our global delivery capabilities at June 30, 2011. Revenue from services provided in these offshore locations was $131 million and represented 45% of our total revenue in the second quarter of 2011, as compared to $114 million or 42% of total revenue in the second quarter of 2010. Factors that may impact our ability to maintain our offshore operating margins include potential increases in competition for the available workforce, the trend of higher occupancy costs and foreign currency fluctuations.
Cost of Services
Cost of services for the North American BPO segment for the three months ended June 30, 2011 as compared to the same period in 2010 was $141.5 million and $147.0 million, respectively. Cost of services as a percentage of revenue in the North American BPO segment increased slightly compared with the prior year. In absolute dollars the decrease was due to a $2.0 million decrease in employee related expenses due to a net decrease in short-term government programs and other program completions offset partially by increased volumes in existing programs and the acquisition, a $3.7 million decrease in telecommunications expenses primarily associated with a short-term government program, and a $1.7 million net decrease in other expenses, offset by a net $1.9 million increase in technology costs related to eLoyalty.
Cost of services for the International BPO segment for the three months ended June 30, 2011 as compared to the same period in 2010 was $68.9 million and $51.2 million, respectively. Cost of services increased in absolute dollars while decreasing as a percentage of revenue compared to the prior year. In absolute dollars the increase was due to a $16.9 million increase in employee related expenses due to a net increase in existing client volumes, new programs and the acquisition, and a $1.1 million increase in facility and occupancy expenses, offset by a $0.3 million net decrease in other expenses.
Selling, General and Administrative
Selling, general and administrative expenses for the North American BPO segment for the three months ended June 30, 2011 as compared to the same period in 2010 were $32.1 million and $29.0 million, respectively. The expenses increased in both absolute dollars and as a percentage of revenue. The increase in absolute dollars reflected an increase in employee related expenses of $4.5 million due to an increase in salaries, incentive and equity compensation expense, and partially related to the acquisition, and a $1.4 million net decrease in other expenses.
Selling, general and administrative expenses for the International BPO segment for the three months ended June 30, 2011 as compared to the same period in 2010 were $15.2 million and $10.8 million, respectively. The expenses increased in absolute dollars while decreasing as a percentage of revenue. The increase in absolute dollars reflected an increase in salary related expenses of $4.9 million due to an increase in salaries, incentives and equity compensation expense and partially related to the acquisition, and a $0.4 million net increase in other expenses, offset by a $0.9 million decrease in litigation settlements.

Depreciation and Amortization
Depreciation and amortization expense on a consolidated basis for the three months ended June 30, 2011 and 2010 was $11.4 million and $12.9 million, respectively. For the North American BPO segment, the depreciation expense decreased in both absolute value and as a percentage of revenue as compared to the prior year. This decrease in value was due to restructuring activities and delivery center closures which have better aligned our capacity to our operational needs and asset impairments recorded during 2010, resulting in the reduction of long-lived assets utilized, thereby reducing depreciation expense. For the International BPO segment, the depreciation expense increased in absolute value while decreasing as a percentage of revenue as compared to the prior year. The increase related to additional amortization expense of customer relationships from our acquisition of PRG.
Restructuring Charges
For the three months ended June 30, 2011, restructuring charges decreased $1.4 million over the same period in 2010. During 2010, we undertook reductions at several locations within both our North American BPO and International BPO segments to better align our delivery centers and workforce with the current business needs.
Impairment Losses
During the three months ended June 30, 2011, impairment charged decreased $0.7 million over the same period in 2010. These impairment charges for 2010 relate to the reduction of the net book value of certain leasehold improvements in the North American BPO segment.
Other Income (Expense)
For the three months ended June 30, 2011, interest income increased to $0.7 million from $0.5 million in the same period in 2010 primarily due to higher cash and cash equivalent balances. Interest expense increased to $1.3 million during 2011 from $0.7 million during 2010. This increase is due to a higher outstanding balance on our Credit Facility.
Income Taxes
The effective tax rate for the three months ended June 30, 2011 was 0.6% compared to an effective tax rate of 26.1% for the same period of 2010. The effective tax rate for the three months ended June 30, 2011 was influenced by a mediated settlement with the IRS related to U.S. tax refund claims, earnings in international jurisdictions currently under an income tax holiday, and the distribution of income between the U.S. and international tax jurisdictions. Without the $5.8 million benefit related to the Company’s mediated settlement with the IRS related to U.S. tax refund claims and a $0.1 million expense for other discrete items, the Company’s effective tax rate for the second quarter would have been 24.9%.

Results of Operations
Six months ended June 30, 2011 as compared to six months ended June 30, 2010
The following table is presented to facilitate an understanding of our Management’s Discussion and Analysis of Financial Condition and Results of Operations and presents our results of operations by segment for the six months ended June 30, 2011 and 2010 (amounts in thousands). We allocate to each segment its portion of corporate operating expenses. All inter—company transactions between the reported segments for the periods presented have been eliminated.

	Six Months Ended June 30,
		% of		% of
	2011	Revenue	2010	Revenue	$ Change	% Change
Revenue
North American BPO	$392,934		$420,448		$(27,514)	-6.5%
International BPO	181,681		123,005		58,676	47.7%

	$574,615		$543,453		$31,162	5.7%

Cost of services
North American BPO	$274,684	69.9%	$291,771	69.4%	$(17,087)	-5.9%
International BPO	134,795	74.2%	101,041	82.1%	33,754	33.4%

	$409,479	71.3%	$392,812	72.3%	$16,667	4.2%

Selling, general and administrative
North American BPO	$64,390	16.4%	$61,041	14.5%	$3,349	5.5%
International BPO	30,694	16.9%	22,108	18.0%	8,586	38.8%

	$95,084	16.5%	$83,149	15.3%	$11,935	14.4%

Depreciation and amortization
North American BPO	$16,748	4.3%	$20,021	4.8%	$(3,273)	-16.3%
International BPO	6,273	3.5%	5,649	4.6%	624	11.0%

	$23,021	4.0%	$25,670	4.7%	$(2,649)	-10.3%

Restructuring charges, net
North American BPO	$263	0.1%	$2,051	0.5%	$(1,788)	-87.2%
International BPO	419	0.2%	722	0.6%	(303)	-42.0%

	$682	0.1%	$2,773	0.5%	$(2,091)	-75.4%

Impairment losses
North American BPO	$(38)	0.0%	$679	0.2%	$(717)	-105.6%
International BPO	268	0.1%	—	0.0%	268	100.0%

	$230	0.0%	$679	0.1%	$(449)	-66.1%

Income (loss) from operations
North American BPO	$36,887	9.4%	$44,885	10.7%	$(7,998)	-17.8%
International BPO	9,232	5.1%	(6,515)	-5.3%	15,747	241.7%

	$46,119	8.0%	$38,370	7.1%	$7,749	20.2%

Other income (expense), net	$(1,546)	-0.3%	$121	0.0%	$(1,667)	-1377.7%

Provision for income taxes	$(9,978)	-1.7%	$(10,125)	-1.9%	$147	1.5%

Revenue
Revenue for the North American BPO segment for the six months ended June 30, 2011 as compared to the same period in 2010 was $392.9 million and $420.4 million, respectively. The decrease in revenue for the North American BPO segment was due to a net decrease in short-term government programs of $54.0 million along with program completions of $30.6 million, offset by a net increase of $52.5 million related to increases in client programs and increases due to acquisition, and a $4.6 million increase due to realized gains on cash flow hedges and positive changes in foreign exchange translation.
Revenue for the International BPO segment for the six months ended June 30, 2011 as compared to the same period in 2010 was $181.7 million and $123.0 million, respectively. The increase in revenue for the International BPO segment was due to a net increase of $47.8 million related to increases in client programs and increases due to acquisition, and positive changes in foreign exchange translation of $14.3 million, offset by program completions of $3.4 million.
Our offshore delivery capacity represented 70% of our global delivery capabilities at June 30, 2011. Revenue from services provided in these offshore locations was $263 million and represented 46% of our total revenue for the first six months of 2011, as compared to $238 million or 44% of total revenue for the first six months of 2010. Factors that may impact our ability to maintain our offshore operating margins include potential increases in competition for the available workforce, the trend of higher occupancy costs and foreign currency fluctuations.
Cost of Services
Cost of services for the North American BPO segment for the six months ended June 30, 2011 as compared to the same period in 2010 was $274.7 million and $291.8 million, respectively. Cost of services as a percentage of revenue in the North American BPO segment remained relatively unchanged compared with the prior year. In absolute dollars the decrease was due to a $6.2 million decrease in employee related expenses due to a net decrease in short-term government programs and other program completions offset partially by increased volumes in existing programs and the acquisition, a $5.3 million decrease in telecommunications expenses primarily associated with a short-term government program, a $3.4 million decrease for rent and related expenses, a $1.5 million decrease in deferred training costs, and a $1.7 million net decrease in other expenses, offset by a net $1.0 million increase in technology costs related to eLoyalty.
Cost of services for the International BPO segment for the six months ended June 30, 2011 as compared to the same period in 2010 was $134.8 million and $101.0 million, respectively. Cost of services increased in absolute dollars while decreasing as a percentage of revenue compared to the prior year. In absolute dollars the increase was due to a $33.0 million increase in employee related expenses due to a net increase in existing client volumes, new programs and the acquisition, and a $1.4 million increase for facility and occupancy expenses, offset by a $0.6 million net decrease in other expenses.
Selling, General and Administrative
Selling, general and administrative expenses for the North American BPO segment for the six months ended June 30, 2011 as compared to the same period in 2010 were $64.4 million and $61.0 million, respectively. The expenses increased in both absolute dollars and as a percentage of revenue. The increase in absolute dollars reflected an increase in employee related expenses of $6.3 million due to an increase in salaries, incentive and equity compensation expense and partially related to the acquisition, offset by a $1.0 million decrease in insurance expenses, a $1.0 million decrease in telecommunication expenses, and a $0.9 million net decrease in other expenses.
Selling, general and administrative expenses for the International BPO segment for the six months ended June 30, 2011 as compared to the same period in 2010 were $30.7 million and $22.1 million, respectively. The expenses increased in absolute dollars while decreasing as a percentage of revenue. The increase in absolute dollars reflected an increase in employee related expenses of $9.5 million due to an increase in salaries, incentives and equity compensation expense and partially related to the acquisition, offset by a $0.9 million decrease in litigation settlements.

Depreciation and Amortization
Depreciation and amortization expense on a consolidated basis for the six months ended June 30, 2011 and 2010 was $23.0 million and $25.7 million, respectively. For the North American BPO segment, the depreciation expense decreased in both absolute value and as a percentage of revenue as compared to the prior year. This decrease in value was due to restructuring activities and delivery center closures which have better aligned our capacity to our operational needs and asset impairments recorded during 2010, resulting in the reduction of long-lived assets utilized, thereby reducing depreciation expense. For the International BPO segment, the depreciation expense increased in absolute value while decreasing as a percentage of revenue as compared to the prior year. The increase related to additional amortization expense of customer relationships from our acquisition of PRG.
Restructuring Charges
During the six months ended June 30, 2011, we recorded $0.7 million of net severance related restructuring charges compared to a net restructuring charge of $2.8 million in the same period in 2010. During both 2011 and 2010, we undertook reductions in both our North American BPO and International BPO segments to better align our delivery centers and workforce with the current business needs.
Impairment Losses
During the six months ended June 30, 2011, we recorded impairment charges of $0.2 million compared to $0.7 million in the same period in 2010. These impairment charges for 2011 and 2010 relate to the reduction of the net book value of certain leasehold improvements in the International BPO and North American BPO segments, respectively.
Other Income (Expense)
For the six months ended June 30, 2011, interest income increased to $1.4 million from $1.1 million in the same period in 2010 primarily due to higher cash and cash equivalent balances. Interest expense increased to $2.7 million during 2011 from $1.5 million during 2010. This increase is due to a higher outstanding balance on our Credit Facility.
Income Taxes
The effective tax rate for the six months ended June 30, 2011 was 22.4% compared to an effective tax rate of 26.3% for the same period of 2010. The effective tax rate for the six months ended June 30, 2011 was influenced by an adverse decision by the Canada Revenue Agency regarding the Company’s request for relief from double taxation, a mediated settlement with the IRS related to U.S. tax refund claims, earnings in international jurisdictions currently under an income tax holiday, and the distribution of income between the U.S. and international tax jurisdictions. Without the (i) $9.1 million expense related to the adverse decision by the Canada Revenue Agency regarding the Company’s request for relief from double taxation, (ii) $8.7 million benefit related to the Company’s mediated settlement with the IRS related to U.S. tax refund claims, and (iii) $0.3 million benefit for other discrete items recognized during the period, the Company’s effective tax rate for the six months ended June 30, 2011 would have been 22.1%.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Agreement, dated October 1, 2010 (the “Credit Agreement”). During the six months ended June 30, 2011, we generated positive operating cash flows of $48.0 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.
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
We primarily utilize our Credit Agreement to fund working capital, general operating purposes, stock repurchases and other strategic purposes, such as the acquisitions described in Note 2 of our financial statements. As of June 30, 2011 and December 31, 2010, we had borrowings of $118.0 million and zero, respectively, under our Credit Agreement, and our average six-month utilization was $83.9 million and $70.0 million for the six months ended June 30, 2011 and 2010, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $4.6 million, our remaining borrowing capacity was $227.4 million as of June 30, 2011. As of June 30, 2011, we were in compliance with all covenants and conditions under our Credit Agreement.
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
The following discussion highlights our cash flow activities during the six months ended June 30, 2011 and 2010.
Cash and Cash Equivalents
We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $194.3 million and $119.4 million as of June 30, 2011 and December 31, 2010, respectively.
Cash Flows from Operating Activities
We reinvest our cash flows from operating activities in our business for strategic acquisitions or in the purchase of our outstanding stock. For the six months ended June 30, 2011 and 2010, net cash flows provided by operating activities was $48.0 million and $74.6 million, respectively. The decrease was primarily due to the payment of taxes of $14.9 million, accounts payable of $2.3 million, and other accrued liabilities of $9.4 million.
Cash Flows from Investing Activities
We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the six months ended June 30, 2011 and 2010, we reported net cash flows used in investing activities of $53.9 million and $12.3 million, respectively. The increase was due to the purchase price payments of PRG and eLoyalty for $43.9 million offset by the $2.3 million in proceeds received from the sale of fixed assets.
Cash Flows from Financing Activities
For the six months ended June 30, 2011 and 2010, we reported net cash flows provided by (used in) financing activities of $78.1 million and $(40.3) million, respectively. The change in net cash flows from 2010 to 2011 was primarily due to a $118.0 million net increase in proceeds received from our line of credit.

Free Cash Flow
Free cash flow (see “Presentation of Non—GAAP Measurements” for definition of free cash flow) decreased for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 due to the decrease in cash flows provided by operating activities. Free cash flow was $35.6 million and $62.3 million for the six months ended June 30, 2011 and 2010, respectively.
Obligations and Future Capital Requirements
Future maturities of our outstanding debt as of June 30, 2011 are summarized as follows (amounts in thousands):

	Less than	1 to 3	3 to 5	Over 5
	1 Year	Years	Years	Years	Total
Credit Facility(1)	$2,745	$7,140	$122,463	$—	$132,348
Capital lease obligations	1,112	—	—	—	1,112
Equipment financing arrangements	682	437	—	—	1,119
Purchase obligations	19,656	12,509	—	—	32,165
Operating lease commitments	24,788	39,083	15,556	3,767	83,194

Total	$48,983	$59,169	$138,019	$3,767	$249,938

(1)	Includes estimated interest payments based on the weighted-average interest rate, current interest rate swap arrangements, and debt outstanding as of June 30, 2011 and unused commitment fees.
•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.

•	Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Consolidated Balance Sheets until such goods and/or services are received.

•	The contractual obligation table excludes our liabilities of $1.1 million related to uncertain tax positions because we cannot reliably estimate the timing of cash payments.
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

We may consider restructurings, dispositions, mergers, acquisitions and other similar transactions. Such transactions could include the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption, or refinancing of indebtedness and could be material to the consolidated financial condition and consolidated results of our operations. Our capital expenditures requirements could also increase materially in the event of acquisitions or joint ventures. In May 2011 we acquired certain assets and assumed certain liabilities of a business unit of eLoyalty Corporation that provides consulting, systems integration and the ongoing management and support of telephony, data and converged Voice over Internet Protocol customer management environments for $40.9 million net of certain closing adjustments. In addition, as of June 30, 2011, we were authorized to purchase an additional $51.6 million of common stock under our stock repurchase program (see Part II Item 2 of this Form 10-Q). The stock repurchase program does not have an expiration date.
Debt Instruments and Related Covenants
We discuss debt instruments and related covenants in Note 13 of the Notes to the Consolidated Financial Statements in our 2010 Annual Report on Form 10—K. As of June 30, 2011, we were in compliance with all covenants under the Credit Agreement and had approximately $227.4 million in available borrowing capacity. We had $118.0 million of outstanding borrowings and $4.6 million of letters of credit outstanding under our Credit Agreement as of June 30, 2011. Based upon average outstanding borrowings during the three and six months ended June 30, 2011, interest accrued at a rate of approximately 1.6% and 1.7% per annum, respectively.
Client Concentration
Our five largest clients accounted for 37.8% and 43.2% of our consolidated revenue for the three months ended June 30, 2011 and 2010, respectively. Our five largest clients accounted for 38.4% and 41.0% of our consolidated revenue for the six months ended June 30, 2011 and 2010, respectively. We have experienced long-term relationships with our top five clients, ranging from four to 15 years, with the majority of these clients having completed multiple contract renewals with TeleTech. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this client concentration is mitigated, in part, by the long—term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.
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
Interest Rate Risk
We entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of June 30, 2011, we had $118.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three and six months ended June 30, 2011, interest accrued at a rate of approximately 1.6% and 1.7% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points during the quarter, there would not have been a material impact to our consolidated financial position or results of operations.
The Company’s interest rate swap arrangements as of June 30, 2011 and December 31, 2010 were as follows:

					Contract	Contract
	Notional		Variable Rate	Fixed Rate	Commencement	Maturity
	Amount		Received	Paid	Date	Date
As of June 30, 2011	$25	million	1 - month LIBOR	2.55%	April 2012	April 2016
	15	million	1 - month LIBOR	3.14%	May 2012	May 2017

	$40	million

As of December 31, 2010		$—	—	—	—	—
Foreign Currency Risk
Our subsidiaries in Argentina, Canada, Costa Rica, Mexico, and the Philippines use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the six months ended June 30, 2011 and 2010, revenue associated with this foreign exchange risk was 33% and 35% of our consolidated revenue, respectively.

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
Our cash flow hedging instruments as of June 30, 2011 and December 31, 2010 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

	Local Currency	U.S. Dollar		% Maturing in	Contracts
	Notional	Notional		the Next 12	Maturing
As of June 30, 2011	Amount	Amount		Months	Through
Canadian Dollar	12,600	$12,009		100.0%	June 2012
Philippine Peso	11,414,000	259,429	(1)	62.1%	December 2014
Mexican Peso	511,000	40,200		69.9%	December 2012
Mexican Peso Collars	140,298	12,000	(3)	50.0%	December 2012
British Pound Sterling	5,660	9,019	(2)	73.7%	December 2012

		$332,657

	Local Currency	U.S. Dollar
	Notional	Notional
As of December 31, 2010	Amount	Amount
Canadian Dollar	10,200	$8,493
Philippine Peso	7,731,000	169,364	(1)
Mexican Peso	311,500	22,383
British Pound Sterling	4,647	7,231	(2)

		$207,471

(1)	Includes contracts to purchase Philippine pesos in exchange for Australian dollars and New Zealand dollars which are translated into equivalent U.S. dollars on June 30, 2011 and December 31, 2010.

(2)	Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on June 30, 2011 and December 31, 2010.

(3)	The Mexican Peso Collars include call options with a floor total of MXN 140,298 and put options with a cap total of MXN 157,038.

The fair value of our cash flow hedges at June 30, 2011 was (assets/(liabilities)) (amounts in thousands):

		Maturing in the
	June 30, 2011	Next 12 Months
Canadian Dollar	$1,024	$1,024
Philippine Peso	(1,527)	(187)
Mexican Peso	2,434	2,001
British Pound Sterling	36	43

	$1,967	$2,881

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The year over year change in fair value largely reflects the recent global economic conditions which resulted in high foreign exchange volatility and an overall weakening in the U.S. dollar.
We recorded a net gain of $6.9 million and $4.2 million for settled cash flow hedge contracts and the related premiums for the six months ended June 30, 2011 and 2010, respectively. These gains are reflected in Revenue in the accompanying Consolidated Statements of Operations. If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.
Other than the transactions hedged as discussed above and in Note 6 to the accompanying Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in the respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the six months ended June 30, 2011 and 2010, approximately 32% and 23%, respectively of revenue was derived from contracts denominated in currencies other than the U.S. dollar. Our results from operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.
Fair Value of Debt and Equity Securities
We did not have any investments in debt or equity securities as of June 30, 2011.
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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of the Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide such reasonable assurance.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Following is the detail of the issuer purchases made during the quarter ended June 30, 2011:

			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that May
	Total		Part of Publicly	Yet Be Purchased
	Number of	Average Price	Announced	Under the Plans or
	Shares	Paid per Share	Plans or	Programs (in
Period	Purchased	(or Unit)	Programs	thousands)[1]
April 1, 2011 - April 30, 2011	195,200	$19.85	195,200	$57,650
May 1, 2011 - May 31, 2011	98,900	$19.05	98,900	$55,765
June 1, 2011 - June 30, 2011	229,700	$18.08	229,700	$51,609

Total	523,800		523,800

[1]	In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in March 2011, whereby the Board increased the program allowance by $50.0 million. Since inception of the program through June 30, 2011, the Board has authorized the repurchase of shares up to a total value of $462.3 million, of which we have purchased 31.0 million shares on the open market for $410.7 million. As of June 30, 2011 the remaining amount authorized for repurchases under the program is approximately $51.6 million. The stock repurchase program does not have an expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010, (iii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the six months ended June 30, 2011 (unaudited), and (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC. (Registrant)
Date: August 2, 2011	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: August 2, 2011	By:	/s/ John R. Troka, Jr.
John R. Troka, Jr.
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010, (iii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the six months ended June 30, 2011 (unaudited), and (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.