Form 10-Q
period 2011-09-30
TELETECH HOLDINGS INC
filed 2011-11-02
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

As of October 27, 2011, there were 56,173,894 shares of the registrant's common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2011 FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$169,809	$119,385
Accounts receivable, net	265,598	233,706
Prepaids and other current assets	40,068	38,486
Deferred tax assets, net	20,180	8,770
Income tax receivable	28,839	23,869

Total current assets	524,494	424,216
Long-term assets
Property, plant and equipment, net	92,379	105,528
Goodwill	73,990	52,707
Contract acquisition costs, net	2,072	2,782
Deferred tax assets, net	33,729	37,944
Other long-term assets	56,465	37,446

Total long-term assets	258,635	236,407

Total assets	$783,129	$660,623

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$21,401	$23,599
Accrued employee compensation and benefits	73,008	72,406
Other accrued expenses	27,755	40,682
Income taxes payable	8,416	23,175
Deferred tax liabilities, net	1,712	2,235
Deferred revenue	16,063	5,570
Other current liabilities	9,181	4,584

Total current liabilities	157,536	172,251
Long-term liabilities
Line of credit	130,300	–
Negative investment in deconsolidated subsidiary	76	76
Deferred tax liabilities, net	3,294	3,559
Deferred rent	7,243	10,363
Other long-term liabilities	29,949	19,556

Total long-term liabilities	170,862	33,554

Total liabilities	328,398	205,805

Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock – $0.01 par value: 10,000,000 shares authorized; zero shares outstanding as of September 30, 2011 and December 31, 2010	–	–
Common stock – $0.01 par value; 150,000,000 shares authorized; 56,336,610 and 57,875,269 shares outstanding as of September 30, 2011 and December 31, 2010, respectively	563	579
Additional paid-in capital	348,519	349,157
Treasury stock at cost: 25,715,643 and 24,179,176 shares as of September 30, 2011 and December 31, 2010, respectively	(360,815)	(322,946)
Accumulated other comprehensive income	888	20,334
Retained earnings	454,663	396,602
Noncontrolling interest	10,913	11,092

Total stockholders' equity	454,731	454,818

Total liabilities and stockholders' equity	$783,129	$660,623

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$304,235	$271,005	$878,850	$814,458
Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	220,795	193,996	630,274	586,808
Selling, general and administrative	43,445	40,572	138,529	123,721
Depreciation and amortization	11,807	12,452	34,828	38,122
Restructuring charges, net	1,616	3,579	2,298	6,352
Impairment losses	–	327	230	1,006

Total operating expenses	277,663	250,926	806,159	756,009

Income from operations	26,572	20,079	72,691	58,449
Other income (expense)
Interest income	896	571	2,282	1,631
Interest expense	(1,143)	(696)	(3,814)	(2,212)
Other income (expense), net	(386)	7,420	(647)	7,997

Total other income (expense)	(633)	7,295	(2,179)	7,416

Income before income taxes	25,939	27,374	70,512	65,865
Benefit from (provision for) income taxes	496	(7,586)	(9,482)	(17,711)

Net income	26,435	19,788	61,030	48,154
Net income attributable to noncontrolling interest	(1,064)	(1,118)	(2,969)	(2,795)

Net income attributable to TeleTech shareholders	$25,371	$18,670	$58,061	$45,359

Weighted average shares outstanding
Basic	56,476	59,808	56,790	60,926
Diluted	57,748	61,028	58,173	62,258
Net income per share attributable to TeleTech shareholders
Basic	$0.45	$0.31	$1.02	$0.74
Diluted	$0.44	$0.31	$1.00	$0.73

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
(Amounts in thousands)
(Unaudited)

	Stockholders' Equity of the Company
	Preferred Stock		Common Stock				Accumulated Other Comprehensive Income (Loss)
					Treasury Stock	Additional Paid-in Capital		Retained Earnings	Noncontrolling interest	Total Equity
	Shares	Amount	Shares	Amount

Balance as of December 31, 2010	–	$–	57,875	$579	$(322,946)	$349,157	$20,334	$396,602	$11,092	$454,818
Net income	–	–	–	–	–	–	–	58,061	2,969	61,030
Dividends distributed to noncontrolling interest	–	–	–	–	–	–	–	–	(2,783)	(2,783)
Foreign currency translation adjustments	–	–	–	–	–	–	(9,366)	–	(365)	(9,731)
Derivatives valuation, net of tax	–	–	–	–	–	–	(10,414)	–	–	(10,414)
Vesting of restricted stock units issued out of treasury	–	–	452	4	6,187	(10,958)	–	–	–	(4,767)
Exercise of stock options	–	–	1,036	10	14,281	(5,763)	–	–	–	8,528
Excess tax benefit from equity-based awards	–	–	–	–	–	4,520	–	–	–	4,520
Equity-based compensation expense	–	–	–	–	–	11,563	–	–	–	11,563
Purchases of common stock	–	–	(3,026)	(30)	(58,337)	–	–	–	–	(58,367)
Other	–	–	–	–	–	–	334	–	–	334

Balance as of September 30, 2011	–	$–	56,337	$563	$(360,815)	$348,519	$888	$454,663	$10,913	$454,731

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$61,030	$48,154
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,828	38,122
Amortization of contract acquisition costs	1,448	4,806
Amortization of debt issuance costs and other	435	447
Accretion expense	649	60
Provision for doubtful accounts	301	642
Gain on disposal of assets	(351)	(482)
Impairment losses	230	1,006
Deferred income taxes	5,582	2,757
Excess tax benefit from equity-based awards	(756)	–
Equity-based compensation expense	11,563	9,976
Loss (gain) on foreign currency derivatives	966	(994)
Gain on Newgen legal settlement, net of tax	–	(3,542)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(26,332)	24,461
Prepaids and other assets	(13,459)	18,882
Accounts payable and accrued expenses	(28,302)	(11,129)
Deferred revenue and other liabilities	(8,330)	(13,210)

Net cash provided by operating activities	39,502	119,956
Cash flows from investing activities
Proceeds from sale of property, plant and equipment	2,197	–
Purchases of property, plant and equipment	(21,166)	(17,391)
Payment of contract acquisition costs	(738)	–
Investment in deconsolidated subsidiary	–	(3,600)
Acquisitions, net of cash acquired of $14	(45,787)	–

Net cash used in investing activities	(65,494)	(20,991)
Cash flows from financing activities
Proceeds from line of credit	556,800	745,700
Payments on line of credit	(426,500)	(745,700)
Payments on capital lease obligations and equipment financing	(1,646)	(3,167)
Dividends distributed to noncontrolling interest	(2,783)	(3,015)
Proceeds from exercise of stock options	8,528	1,117
Excess tax benefit from equity-based awards	5,276	143
Purchase of treasury stock	(58,367)	(48,319)
Payments of debt issuance costs	(22)	–

Net cash provided by (used in) financing activities	81,286	(53,241)
Effect of exchange rate changes on cash and cash equivalents	(4,870)	4,003

Increase in cash and cash equivalents	50,424	49,727
Cash and cash equivalents, beginning of period	119,385	109,424

Cash and cash equivalents, end of period	$169,809	$159,151

Supplemental disclosures
Cash paid for interest	$2,908	$1,514

Cash paid for income taxes	$16,710	$11,916

Non-cash investing and financing activities
Acquisition of equipment through installment purchase agreements	$–	$186

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)   OVERVIEW AND BASIS OF PRESENTATION

Overview

TeleTech Holdings, Inc. and its subsidiaries ("TeleTech" or the "Company") serve their clients through the primary businesses of Business Process Outsourcing ("BPO"), which provides outsourced business process, customer management, hosted technology, premise based technology, consulting and marketing services for a variety of industries via operations in the U.S., Argentina, Australia, Belgium, Brazil, Canada, China, Costa Rica, England, Germany, Ghana, Kuwait, Ireland, Lebanon, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, South Africa, Spain, Turkey and the United Arab Emirates.

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TeleTech, its wholly owned subsidiaries, its 55% equity owned subsidiary Percepta, LLC, and its 80% interest in Peppers & Rogers Group ("PRG") which was acquired on November 30, 2010 (see Note 2 for additional information). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of September 30, 2011, and the consolidated results of operations of the Company for the three and nine months ended September 30, 2011 and 2010, and the cash flows of the Company for the nine months ended September 30, 2011 and 2010. Operating results for the nine months ended September 30, 2010 included a $2.0 million reduction to revenue for disputed service delivery issues which occurred in 2009. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

These unaudited Consolidated Financial Statements should be read in conjunction with the Company's audited Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates including those related to derivatives and hedging activities, income taxes including the valuation allowance for deferred tax assets, self-insurance reserves, litigation reserves, restructuring reserves, allowance for doubtful accounts and valuation of goodwill, long-lived and intangible assets. In the three months ended September 30, 2011, the Company recorded a reduction of $2.8 million to its variable accrued incentive compensation liability. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions.

Recently Issued Accounting Pronouncements

Effective January 1, 2011, the Company adopted new revenue guidance that requires an entity to apply the relative selling price allocation method in order to estimate a selling price for all units of accounting, including delivered items when vendor-specific objective evidence or acceptable third-party evidence

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

does not exist. The adoption of this standard did not have a material impact on the Company's results of operations, financial position, or cash flows.

In December 2010, the FASB issued new guidance related to goodwill impairment testing. The new guidance clarifies the requirements of when to perform step 2 of impairment testing for goodwill for reporting units with zero or negative carrying amounts. The Company adopted this guidance on January 1, 2011 and it did not have a material impact on the Company's results of operations, financial position, or cash flows because the Company has not historically had or is expected to have a reporting unit with goodwill and a zero or negative carrying amount.

In May 2011, the FASB amended its guidance, to converge fair value measurement and disclosure guidance in U.S. GAAP with International Financial Reporting Standards ("IFRS"). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. The amendment changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment becomes effective prospectively for the Company's interim period ending March 31, 2012. Early application is not permitted. The Company does not expect the amendment to have a material impact on its financial position, result of operations or cash flows.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of other comprehensive income in the statement of changes in stockholders' equity has been eliminated. The amendment becomes effective retrospectively for the Company's interim period ending March 31, 2012. Early adoption is permitted.

In September 2011, the FASB amended its guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under the current accounting standards. This guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption of this amended guidance is permitted. The Company will early adopt this amended guidance and will apply a more qualitative assessment for its annual goodwill impairment test to be performed December 1, 2011. The Company does not expect this guidance to have a material impact on its financial position, result of operations or cash flows.

(2)   ACQUISITIONS

eLoyalty

On May 28, 2011, the Company acquired certain assets and assumed certain liabilities of eLoyalty Corporation ("eLoyalty"), related to the Integrated Contract Solutions ("ICS") business unit, and the eLoyalty trade name. The ICS business unit focuses on helping clients improve customer service business performance through the implementation of a variety of service centers. ICS generates revenue in three ways: 1) managed services that support and maintain clients' customer service center environment over the long-term; 2) consulting services that assist the customer in implementation and integration of a customer service center solution; and 3) product resale through the sale of third party software and hardware. eLoyalty operates out of an office in Austin, TX with an additional administrative location in Chicago, IL and has approximately 160 employees.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The up-front cash consideration was $40.9 million, subject to certain balance sheet adjustments of ($3.0) million as defined in the purchase and sale agreement, for a total purchase price of $37.9 million.

As of September 30, 2011, TeleTech had paid the total net purchase price of $37.9 million. The Company recognized $0.3 million of acquisition related expenses as part of the eLoyalty purchase. These costs were recorded in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations during the nine months ended September 30, 2011.

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands). The estimates of fair value of identifiable assets acquired and liabilities assumed, are preliminary, pending completion of the valuation, thus are subject to revisions which may result in adjustments to the values presented below:

Preliminary Estimates of Acquisition Date Fair Value
Cash	$14
Accounts Receivable	7,702
Prepaid assets – cost deferrals	14,726
Property, plant and equipment	897
Other assets	869
Deferred tax asset	3,253
Customer relationships	11,700
Software	1,200
Noncompete agreements	900
Trademark	600
Consulting services backlog	500
Goodwill	21,614

63,975
Accounts payable	2,156
Accrued expenses	1,211
Deferred revenue	22,525
Other	192

26,084

Total purchase price	$37,891

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

Peppers & Rogers Group

On November 30, 2010, the Company acquired an 80% interest in Peppers & Rogers Group. PRG is a leading global management consulting firm specializing in customer-centric strategies for Global 1000 companies and is recognized as a leading authority on customer-based strategies with a deep understanding of the most powerful levers that drive customer loyalty and business results. PRG currently operates offices on six continents across the globe, including headquarters in Stamford,

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Connecticut, and Istanbul, Turkey, along with regional offices in Belgium, Germany, United Arab Emirates, South Africa, Lebanon and Kuwait. PRG has approximately 150 employees.

The up-front cash consideration paid was $15.0 million plus a working capital adjustment of $7.9 million as defined in the purchase and sale agreement. The working capital adjustment due to PRG former owners was paid during the nine months ended September 30, 2011. An additional $5.0 million payment is due on March 1, 2012. This $5.0 million payment was recognized at fair value using a discounted cash flow approach with a discount rate of 18.4%. This measurement is based on significant inputs not observable in the market, which are deemed to be Level 3 inputs. The fair value on the date of acquisition was approximately $4.4 million and was included in Other long-term liabilities in the Consolidated Balance Sheets as of December 31, 2010. The fair value as of September 30, 2011 was $4.9 million and was included in Other current liabilities in the Consolidated Balance Sheets as of September 30, 2011. This value will be accreted up to the $5.0 million payment using the effective interest rate method.

The purchase and sale agreement includes a contingent consideration arrangement that requires additional consideration to be paid in 2013 if PRG achieves a specified fiscal year 2012 earnings before interest, taxes depreciation and amortization ("EBITDA") target. The range of the undiscounted amounts the Company could pay under the contingent consideration agreement is between zero and $5.0 million. The fair value of the contingent consideration recognized on the acquisition date was zero and was estimated by applying the income approach. This measure is based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include (i) a discount rate of 30.6% percent and (ii) probability adjusted level of EBITDA between $9.0 million and $12.6 million. As of September 30, 2011, the fair value of the contingent consideration remains zero.

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

The purchase and sale agreement also included an option for the Company to acquire the remaining 20% interest in PRG exercisable in 2015 for a period of one year, with a one year extension (the "Initial Exercise Period"). If the Company does not acquire the remaining 20% of PRG pursuant to its call option during the Initial Exercise Period, PRG has an option to purchase the Company's 80% interest in PRG. The exercise price is based on a multiple of EBITDA as defined in the purchase and sale agreement.

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

Preliminary Estimates of Acquisition Date Fair Value
Cash	$2,202
Accounts Receivable	16,475
Property, plant and equipment	322
Other assets	847
Customer relationships	9,300
Trade name	6,400
Goodwill	7,295

42,841
Accounts payable	1,519
Accrued expenses	1,967
Deferred tax liability	3,690
Deferred revenue	660
Line of credit	570
Other	1,562

9,968
Noncontrolling interest	6,000

Total purchase price	$26,873

The goodwill recognized from the PRG acquisition is attributable primarily to the assembled workforce of PRG, expected synergies, and other factors. None of the goodwill is deductible for income tax purposes. The operating results of PRG are reported within the International BPO segment from the date of acquisition.

The acquired businesses contributed revenues of $25.4 million and $50.4 million and income from operations of $1.5 million and $3.7 million to the Company for the three and nine months ended September 30, 2011, respectively.

(3)   SEGMENT INFORMATION

The Company's BPO business provides outsourced business process, consulting, technology services and customer management services for a variety of industries through global delivery centers and represents 100% of total annual revenue. The Company's North American BPO segment is comprised of sales to clients based in North America (encompassing the U.S. and Canada), while the Company's International BPO segment is comprised of sales to clients based in countries outside of North America.

The Company allocates to each segment its portion of corporate operating expenses. All inter-company transactions between the reported segments for the periods presented have been eliminated.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present certain financial data by segment (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
North American BPO	$219,891	$204,978	$612,825	$625,426
International BPO	84,344	66,027	266,025	189,032

Total	$304,235	$271,005	$878,850	$814,458

Income (loss) from operations
North American BPO	$22,936	$22,099	$59,823	$66,984
International BPO	3,636	(2,020)	12,868	(8,535)

Total	$26,572	$20,079	$72,691	$58,449

The following table presents revenue based upon the geographic location where the services are provided (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
United States	$110,122	$102,476	$288,935	$314,843
Philippines	86,957	73,096	255,983	210,470
Latin America	51,188	51,666	159,852	148,848
Europe / Middle East / Africa	39,031	27,573	122,802	86,398
Canada	12,829	11,708	38,674	40,105
Asia Pacific	4,108	4,486	12,604	13,794

Total	$304,235	$271,005	$878,850	$814,458

(4)   SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company did not have any clients that contributed in excess of 10% of total revenue for the three or nine months ended September 30, 2011 and 2010.

The loss of one or more of its significant clients could have a material adverse effect on the Company's business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company's credit risk, management performs periodic credit evaluations of its clients and maintains allowances for uncollectible accounts and may require pre-payment for services. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk exists as of September 30, 2011.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)   GOODWILL

Goodwill consisted of the following (amounts in thousands):

	December 31, 2010	Acquisitions	Impairments	Effect of Foreign Currency	September 30, 2011
North American BPO	$35,885	$21,614	$–	$–	$57,499
International BPO	16,822	–	–	(331)	16,491

Total	$52,707	$21,614	$–	$(331)	$73,990

The Company performs a goodwill impairment test on at least an annual basis. The Company uses a qualitative and/or quantitative assessment when completing its annual goodwill impairment test. The qualitative assessment will include the review of macroeconomic conditions as well as market and industry considerations. Historical and forecasted financial performance by reporting unit will also be reviewed when completing this type of assessment. The quantitative assessment of goodwill includes comparing a reporting unit's fair value to its carrying value. The calculation of fair value requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company's weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company conducts its annual goodwill impairment test in the fourth quarter each year, or more frequently if indicators of impairment exist. During the quarter ended September 30, 2011, the Company assessed whether any such indicators of impairment existed, and concluded that there were none.

(6)   DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange and interest rate derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company's exposure to currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Interest rate derivatives consist of interest rate swaps to reduce the Company's exposure to rate fluctuations associated with its variable rate debt. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company's policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets consider, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company's creditworthiness. As of September 30, 2011, the Company has not experienced, nor does it anticipate any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands and net of tax):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Aggregate unrealized net gain (loss) at beginning of period	$511	$3,431	$7,091	$4,468
Add: Net gain/(loss) from change in fair value of cash flow hedges	(2,504)	4,814	(4,935)	6,337
Less: Net (gain)/loss reclassified to earnings from effective hedges	(1,330)	(1,520)	(5,479)	(4,080)

Aggregate unrealized net gain (loss) at end of period	$(3,323)	$6,725	$(3,323)	$6,725

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company's foreign exchange cash flow hedging instruments as of September 30, 2011 and December 31, 2010 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts unless noted otherwise.

As of September 30, 2011	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in the Next 12 Months	Contracts Maturing Through
Canadian Dollar	25,300	$24,705		72.3%	August 2013
Costa Rican Colons	2,750,000	5,340		100.0%	August 2012
Philippine Peso	12,571,000	282,201	(1)	54.8%	December 2014
Mexican Peso	771,000	60,814		62.6%	April 2014
Mexican Peso Collars	140,298	12,000	(3)	75.0%	December 2012
British Pound Sterling	9,267	14,673	(2)	54.8%	June 2014

		$399,733

As of December 31, 2010	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	10,200	$8,493
Philippine Peso	7,731,000	169,364	(1)
Mexican Peso	311,500	22,383
British Pound Sterling	4,647	7,231	(2)

		$207,471

(1)
Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on September 30, 2011.
(2)
Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on September 30, 2011.
(3)
The Mexican Peso Collars include call options with a floor total of MXN 140,298 and put options with a cap total of MXN 157,038.

The Company's interest rate swap arrangements as of September 30, 2011 were as follows:

	Notional Amount	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date
As of September 30, 2011	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
	15 million	1 - month LIBOR	3.14%	May 2012	May 2017

$40 million

The Company did not have any interest rate swap arrangements as of December 31, 2010.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value Hedges

The Company enters into foreign exchange forward contracts to hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company's foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges, as well as the offsetting gain or loss on the hedged asset or liability, are recognized in earnings in Other income (expense), net. As of September 30, 2011 and December 31, 2010, the total notional amount of the Company's forward contracts used as fair value hedges were $51.1 million and $93.3 million, respectively.

Embedded Derivatives

In addition to hedging activities, the Company's foreign subsidiary in Argentina is party to U.S. dollar denominated lease contracts that the Company has determined contain embedded derivatives. As such, the Company bifurcates the embedded derivative features of the lease contracts and values these features as foreign currency derivatives.

Derivative Valuation and Settlements

The fair value of the Company's derivatives as of September 30, 2011 and December 31, 2010 were as follows (amounts in thousands):

	September 30, 2011
	Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Leases
Derivative classification:	Cash Flow	Cash Flow	Fair Value	Embedded Derivative
Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$4,342	$–	$–	$–
Other long-term assets	2,117	–	–	–
Other current liabilities	(7,062)	–	(171)	(7)
Other long-term liabilities	(3,129)	(1,950)	–	–

Total fair value of derivatives, net	$(3,732)	$(1,950)	$(171)	$(7)

	December 31, 2010
	Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Leases
Derivative classification:	Cash Flow	Cash Flow	Fair Value	Embedded Derivative
Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$10,602	$–	$783	$–
Other long-term assets	2,081	–	–	–
Other current liabilities	(677)	–	(58)	(105)
Other long-term liabilities	(104)	–	–	(34)

Total fair value of derivatives, net	$11,902	$–	$725	$(139)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The effect of derivative instruments on the Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010 were as follows (amounts in thousands):

	Three Months Ended September 30,
	2011		2010
	Designated as Hedging Instruments		Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Interest Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in other comprehensive income – effective portion, net of tax	$(1,662)	$(843)	$4,814	$–
Amount and location of net gain or (loss) reclassified from accumulated OCI to income – effective portion:
Revenue	$2,216	$–	$2,491	$–
Amount and location of net gain or (loss) reclassified from accumulated OCI to income – ineffective portion and amount excluded from effectiveness testing: Other income (expense), net	$–	$–	$–	$–

	Three Months Ended September 30,
	2011			2010
	Not Designated as Hedging Instruments			Not Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange		Leases	Foreign Exchange		Leases
Derivative classification:	Option and Forward Contracts	Fair Value	Embedded Derivative	Option and Forward Contracts	Fair Value	Embedded Derivative

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Operations:
Costs of services	$–	$–	$10	$–	$–	$96
Other income (expense), net	$–	$(1,189)	$–	$–	$3,256	$–

The effect of derivative instruments on the Consolidated Statements of Operations for the nine months ended September 30, 2011 and 2010 were as follows (amounts in thousands):

	Nine Months Ended September 30,
	2011		2010
	Designated as Hedging Instruments		Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Interest Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in other comprehensive income – effective portion, net of tax	$(3,765)	$(1,170)	$6,337	$–
Amount and location of net gain or (loss) reclassified from accumulated OCI to income – effective portion:
Revenue	$9,131	$–	$6,688	$–
Amount and location of net gain or (loss) reclassified from accumulated OCI to income – ineffective portion and amount excluded from effectiveness testing:
Other income (expense), net	$–	$–	$–	$–

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30,
	2011			2010
	Not Designated as Hedging Instruments			Not Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange		Leases	Foreign Exchange		Leases
Derivative classification:	Option and Forward Contracts	Fair Value	Embedded Derivative	Option and Forward Contracts	Fair Value	Embedded Derivative

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Operations:
Costs of services	$–	$–	$132	$–	$–	$172
Other income (expense), net	$–	$(686)	$–	$(42)	$3,222	$–

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

The following presents information as of September 30, 2011 and December 31, 2010 of the Company's assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable – The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Debt – Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company's leverage ratio calculation (as defined in the Credit Agreement). As of September 30, 2011, the Company had $130.3 million of borrowings outstanding under the Credit Agreement. During the three and nine months ended September 30, 2011 outstanding borrowings accrued interest at an average rate of 1.6% and 1.7% per annum, respectively, excluding unused commitment fees. The amounts recorded in the accompanying balance sheets approximate fair value due to the variable nature of the debt.

Derivatives – Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of September 30, 2011, credit risk did not materially change the fair value of the Company's derivative contracts.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following is a summary of the Company's fair value measurements for its net derivative assets (liabilities) as of September 30, 2011 and December 31, 2010 (amounts in thousands):

As of September 30, 2011
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
				At Fair Value
	(Level 1)	(Level 2)	(Level 3)
Cash flow hedges	$–	$(3,732)	$–	$(3,732)
Interest rate swaps	–	(1,950)	–	(1,950)
Fair value hedges	–	(171)	–	(171)
Embedded derivatives	–	(7)	–	(7)

Total net derivative asset (liability)	$–	$(5,860)	$–	$(5,860)

As of December 31, 2010
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
				At Fair Value
	(Level 1)	(Level 2)	(Level 3)
Cash flow hedges	$–	$11,902	$–	$11,902
Fair value hedges	–	725	–	725
Embedded derivatives	–	(139)	–	(139)

Total net derivative asset (liability)	$–	$12,488	$–	$12,488

The following is a summary of the Company's fair value measurements as of September 30, 2011 and December 31, 2010 (amounts in thousands):

As of September 30, 2011
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$–	$15,907	$–
Derivative instruments, net	–	–	–

Total assets	$–	$15,907	$–

Liabilities
Derivative instruments, net	$–	$(5,860)	$–
Deferred compensation plan liability	–	(3,706)	–
Purchase price payable	–	–	(4,926)

Total liabilities	$–	$(9,566)	$(4,926)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of December 31, 2011
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$–	$19,668	$–
Derivative instruments, net	–	12,488	–

Total assets	$–	$32,156	$–

Liabilities
Deferred compensation plan liability	–	(3,781)	–
Purchase price payable	–	–	(4,506)

Total liabilities	$–	$(3,781)	$(4,506)

Money Market Investments – The Company invests in various well-diversified money market funds which are managed by financial institutions. These money market funds are not publicly traded, but have historically been highly liquid. The value of the money market funds is determined by the banks based upon the funds' net asset values ("NAV"). All of the money market funds currently permit daily investments and redemptions at a $1.00 NAV.

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

Purchase Price Payable – The Company has a future payable related to the purchase of PRG discussed in Note 2. As part of the PRG acquisition, the Company will pay $5.0 million on March 1, 2012. This payment was recognized at fair value using a discounted cash flow approach and a discount rate of 18.4%. This measurement is based on significant inputs not observable in the market. The Company will record accretion expense each period using the effective interest rate method until the payable reaches $5.0 million on March 1, 2012.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In 2005, the Company, through its Canadian subsidiary, recorded a Canadian income tax receivable related to a refund of tax it considered probable of collecting. The potential refund related to income subjected to double taxation by the United States and originally reported to and assessed by Canada in 2001 and 2002. The Company, through the Competent Authorities of the United States and Canada requested relief from the double taxation through the Mutual Agreement procedure found in Article IX of the U.S. – Canada Income Tax Convention (the "Treaty"). At December 31, 2010, the Company continued to believe that collection of the Canadian income tax receivable was more likely than not. On February 20, 2011, the Company received notice that the Canada Revenue Agency ("CRA") would not consider the Company's request for relief (please refer to Note 12 to the Company's Consolidated Financial Statements included in the Company's 2010 Annual Report on Form 10-K.) As of March 31, 2011, the Company could no longer conclude that collection of the Canadian income tax receivable was more likely than not and therefore derecognized the Canadian income tax receivable of $9.1 million through a charge to income tax expense during the first quarter of 2011. The Company continues to believe in the merits of its claim and that the CRA abused its discretion in refusing TeleTech Canada's request for relief from double taxation. As such, the Company is exploring options and intends to vigorously pursue any available remedies in response to the CRA decision.

During the first quarter of 2011, the Company recognized a U.S. tax refund claim (including interest) of $10.2 million and established a corresponding reserve for uncertain tax positions of $7.3 million. This refund claim relates to previously disallowed deductions included in the Company's amended 2002 U.S. Income Tax return. The net benefit of $2.9 million was a reduction to income tax expense during the first quarter of 2011. During the second quarter of 2011, the Company and the Appeals branch of the IRS reached a mediated settlement. Since the settlement involved a refund in excess of $2 million the agreement is subject to review and approval by the Joint Committee on Taxation. Nevertheless, the Company considered the uncertainty around the issue to be "effectively settled", and during the second quarter recorded an incremental benefit of $5.8 million (adjusting the $10.2 million accrual and $7.3 million reserve for uncertain tax positions recorded in the first quarter) through tax expense. During the third quarter, the Company received additional information on the settlement from the IRS allowing it to increase its mediated settlement recorded during the second quarter. In doing so, it recorded an additional $3.1 million benefit through tax expense during the third quarter. This is in addition to the $2.9 million recorded during the first quarter and $5.8 million recorded during the second quarter, bringing the total refund settlement (including interest) to $11.8 million. This refund settlement is expected to be received during the next 12 months and is included in Income tax receivable in the accompanying Consolidated Balance Sheets as of September 30, 2011. No further adjustments to the estimated refund are expected except for the continued accrual of interest in future periods until the refund is paid.

As of September 30, 2011, the Company had $53.9 million of deferred tax assets (after a $22.9 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $48.9 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.

The effective tax rate for the three and nine months ended September 30, 2011 was (1.9)% and 13.4%, respectively. The effective tax rate was influenced by the mediated settlement with the IRS related to U.S. tax refund claims, a benefit related to adjusting the transfer pricing terms between Australia and the Philippines, earnings in international jurisdictions currently under an income tax holiday, and the distribution of income between the U.S. and international tax jurisdictions. The effective tax rate for the three and nine months ended September 30, 2010 was 27.7% and 26.9%, respectively.

The Company increased its reserve for uncertain tax positions during the third quarter by $1.5 million related to a change in the rate used for intercompany transactions between its Australian and Philippines operations in 2011.

The Company is currently under audit of income taxes and payroll related taxes in the Philippines for 2008. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company's Consolidated Financial Statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(9)   RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the three and nine months ended September 30, 2011, the Company undertook a number of restructuring activities primarily associated with reductions in the Company's capacity and workforce in both the North American BPO and International BPO segments to better align the capacity and workforce with current business needs.

A summary of the expenses recorded in Restructuring, net in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, respectively, is as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
North American BPO
Reduction in force	$1,407	$2,850	$2,007	$4,906
Facility exit charges	65	–	72	–
Revision of prior estimates	(35)	(139)	(379)	(144)

Total	$1,437	$2,711	$1,700	$4,762

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
International BPO
Reduction in force	$317	$779	$573	$1,509
Facility exit charges	–	89	–	89
Revision of prior estimates	(138)	–	25	(8)

Total	$179	$868	$598	$1,590

A roll-forward of the activity in the Company's restructuring accruals is as follows (amounts in thousands):

	Closure of Delivery Centers	Reduction in Force	Total
Balance as of December 31, 2010	$695	$8,267	$8,962
Expense	72	2,580	2,652
Payments	(230)	(9,462)	(9,692)
Revision of prior estimates	–	(354)	(354)

Balance as of September 30, 2011	$537	$1,031	$1,568

The remaining reduction in force accrual is expected to be paid during 2011, with the remaining accrual for the closure of delivery centers to be paid or extinguished no later than 2012.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Impairment Losses

During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain delivery centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than the asset group's carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three months ended September 30, 2011, the Company did not recognize any impairment losses. During the nine months ended September 30, 2011, the Company recognized impairment losses related to leasehold improvement assets of $0.2 million in its International BPO segment. For the three months ended September 30, 2010, the Company recognized impairment losses related to leasehold improvement assets of $0.3 million in its International BPO segment. During the nine months ended September 30, 2010, the Company recognized impairment losses related to leasehold improvement assets of $0.7 million in its North American BPO segment and $0.3 million in its International BPO segment.

(10) COMMITMENTS AND CONTINGENCIES

Credit Facility

On October 1, 2010, the Company entered into a credit agreement (the "Credit Agreement") with a syndicate of lenders led by KeyBank National Association, Wells Fargo Bank, National Association, Bank of America, N.A., BBVA Compass, and JPMorgan Chase Bank, N.A. The Credit Agreement amended and restated in its entirety the Company's prior credit facility entered into during 2006. The five-year, $350.0 million revolving credit facility with expanded foreign borrower and multi-currency flexibility also includes a $150.0 million accordion provision providing an option to increase the aggregate commitment to $500.0 million.

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, stock repurchases and other strategic activities, such as the acquisitions described in Note 2. As of September 30, 2011 and December 31, 2010, the Company had borrowings of $130.3 million and zero, respectively, under its Credit Agreement, and its average nine-month intra-period utilization was $104.7 million and $59.7 million for the nine months ended September 30, 2011 and 2010, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $4.5 million, the Company's remaining borrowing capacity was $215.2 million as of September 30, 2011. As of September 30, 2011, the Company was in compliance with all covenants and conditions under its Credit Agreement.

Letters of Credit

As of September 30, 2011, outstanding letters of credit under the Credit Agreement totaled $4.5 million and primarily guaranteed workers' compensation and other insurance related obligations. As of September 30, 2011, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $1.3 million.

Guarantees

Indebtedness under the Credit Agreement is guaranteed by certain of the Company's present and future domestic subsidiaries.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

(11) COMPREHENSIVE INCOME

The following table sets forth comprehensive income (loss) for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$26,435	$19,788	$61,030	$48,154
Foreign currency translation adjustment	(16,612)	12,705	(9,731)	6,373
Derivatives valuation, net of tax	(3,834)	3,294	(10,414)	2,257
Other	113	48	334	(151)

Total comprehensive income	6,102	35,835	41,219	56,633
Comprehensive income attributable to noncontrolling interest	(697)	(1,357)	(2,604)	(2,867)

Comprehensive income attributable to TeleTech	$5,405	$34,478	$38,615	$53,766

The following table reconciles equity attributable to noncontrolling interest (amounts in thousands):

	Nine Months Ended September 30,
	2011	2010
Noncontrolling interest, January 1	$11,092	$5,478
Net income attributable to noncontrolling interest	2,969	2,795
Dividends distributed to noncontrolling interest	(2,783)	(3,015)
Foreign currency translation adjustments	(365)	72

Noncontrolling interest, September 30	$10,913	$5,330

(12) NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Shares used in basic earnings per share calculation	56,476	59,808	56,790	60,926
Effect of dilutive securities:
Stock options	673	681	817	844
Restricted stock units	599	539	566	488

Total effects of dilutive securities	1,272	1,220	1,383	1,332

Shares used in dilutive earnings per share calculation	57,748	61,028	58,173	62,258

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three months ended September 30, 2011 and 2010, options to purchase 0.1 million and 0.2 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the nine months ended September 30, 2011 and 2010, options to purchase 0.1 million and 0.2 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the three months ended September 30, 2011 and 2010, restricted stock units ("RSUs") of 1.1 million and 1.3 million, respectively, and for the nine months ended September 30, 2011 and 2010, RSUs of 0.6 million and 1.2 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

(13) EQUITY-BASED COMPENSATION PLANS

All equity-based payments to employees are recognized in the Consolidated Statements of Operations at the fair value of the award on the grant date.

Stock Options

As of September 30, 2011, there was approximately $3,000 of total unrecognized compensation cost (including the impact of expected forfeitures) related to unvested option arrangements granted under the Company's equity plans. The Company recognizes compensation expense straight-line over the vesting term of the option grant. The Company recognized compensation expense related to stock options of $2,600 and $29,000 for the three months ended September 30, 2011 and 2010, respectively. The Company recognized compensation expense related to stock options of $21,000 and $212,000 for the nine months ended September 30, 2011 and 2010, respectively.

Restricted Stock Unit Grants

During the nine months ended September 30, 2011 and 2010, the Company granted 611,580 and 1,067,816 RSUs, respectively, to new and existing employees, which vest in equal installments over four years. The Company recognized compensation expense related to RSUs of $3.8 million and $11.5 million for the three and nine months ended September 30, 2011, respectively, and $3.4 million and $9.8 million for the three and nine months ended September 30, 2010, respectively. As of September 30, 2011, there was approximately $34.4 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company's equity plans.

During the nine months ended September 30, 2011, the Company granted 43,500 performance-based RSUs to eLoyalty employees, which vest in equal installments over four years based on eLoyalty achieving specified revenue and operating income performance targets. As of September 30, 2011 and 2010, there were 93,500 and 100,000 performance-based RSUs outstanding. As of September 30, 2011 and 2010, the Company determined that it was not probable that any performance targets would be met related to all outstanding performance-based RSUs; therefore no expense was recognized for the nine months ended September 30, 2011 or 2010. The Company did not achieve the operating income performance targets in 2010, thus the 2010 performance RSUs were cancelled.

(14) DECONSOLIDATION OF A SUBSIDIARY

On December 22, 2008, Newgen Results Corporation ("Newgen"), a wholly-owned subsidiary of the Company, filed a voluntary petition for liquidation under Chapter 7 in the United States Bankruptcy Court for the District of Delaware. The consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners and under legal reorganization or bankruptcy control rests with the Bankruptcy Court. Accordingly, the Company deconsolidated Newgen as of December 22, 2008.

On September 9, 2010, Newgen settled a legal claim for $3.6 million that was paid for by the Company on behalf of Newgen. As a result of the legal settlement, the Company recognized a $5.9 million gain in Other income (expense), net and a $2.3 million expense in Provision for income taxes during the year 2010.

As of September 30, 2011, the Company's negative investment in Newgen was $0.1 million as presented in the accompanying Consolidated Balance Sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Introduction

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010. Except for historical information, the discussion below contains certain forward-looking statements that involve risks and uncertainties. The projections and statements contained in these forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

All statements not based on historical fact are forward-looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, the following are important factors that could cause our actual results to differ materially from those expressed or implied by such forward-looking statements, including but not limited to the following: achieving estimated revenue from new, renewed and expanded client business as volumes may not materialize as forecasted, especially due to the global economic slowdown; sustaining profit improvement in our International Business Process Outsourcing ("BPO") operations; the ability to close and ramp new business opportunities that are currently being pursued or that are in the final stages with existing and/or potential clients; our ability to execute our growth plans, including sales of new products; the possibility of lower revenue or price pressure from our clients experiencing a business downturn or merger in their business; greater than anticipated competition in the BPO services market, causing adverse pricing and more stringent contractual terms; our ability to successfully integrate acquired businesses; risks associated with losing or not renewing client relationships, particularly large client agreements, or early termination of a client agreement; the risk of losing clients due to consolidation in the industries we serve; consumers' concerns or adverse publicity regarding our clients' products; our ability to find cost effective locations, obtain favorable lease terms and build or retrofit facilities in a timely and economic manner; risks associated with business interruption due to weather, fires, pandemic, or terrorist-related events; risks associated with attracting and retaining cost-effective labor at our delivery centers; the possibility of asset impairments and restructuring charges; risks associated with changes in foreign currency exchange rates; economic or political changes affecting the countries in which we operate; changes in accounting policies and practices promulgated by standard setting bodies; and new legislation or government regulation that adversely impacts our tax obligations, health care costs or the BPO and customer management industry.

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business and should be read in conjunction with the more detailed cautionary statements included in our 2010 Annual Report on Form 10-K under the caption Item 1A. "Risk Factors," in our other Securities and Exchange Commission filings and in our press releases.

Executive Summary

TeleTech is one of the largest and most geographically diverse global providers of business process outsourcing solutions. We have a 29-year history of designing, implementing and managing critical business processes that drive commerce and differentiate the customer experience to deliver increased brand loyalty, satisfaction and retention. We provide a fully integrated suite of technology-enabled customer-centric services that span strategic professional services, revenue generation, front and back office processes, cloud-based fully hosted BPO delivery center environments and learning innovation services. We help the Global 1000, which are the world's largest companies based on market capitalization, optimize their customers' experience, grow revenue, increase operating efficiencies, improve quality and lower costs by designing, implementing and managing their critical business processes. We have developed deep vertical industry expertise and support more than 450 programs serving approximately 175 global clients in the automotive, broadband, cable, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel, and wireline and wireless communication industries.

As globalization of the world's economy continues to accelerate, businesses are increasingly competing on a large-scale basis due to rapid advances in technology and telecommunications that permit cost-effective real-time global communications and ready access to a highly-skilled worldwide labor force. As a result of these developments, we believe that companies have increasingly outsourced business processes to third-party providers in an effort to enhance or maintain their competitive position while increasing shareholder value through improved productivity and profitability.

In 2011, our third quarter revenue increased 12.3% to $304.2 million over the third quarter of 2010. This revenue increase was due to an increase in existing client volumes, new BPO programs, additional revenue generation and consultative revenue, and revenue from acquisitions. Revenue also saw an increase of $7.9 million, or 2.9%, due to fluctuations in foreign currency rates. Our third quarter 2011 income from operations increased 32.3% to $26.6 million, or 8.7% of revenue, from $20.1 million, or 7.4% of revenue, in the third quarter of 2010. In the third quarter 2011, income from operations increased due to a decrease in variable incentive compensation of $2.8 million. Income from operations for the third quarter 2011 and 2010 included an aggregate $1.6 million expense and $3.9 million expense related to restructuring charges and asset impairments, respectively.

Our offshore delivery centers serve clients based both in North America and in other countries. Our offshore delivery capacity spans five countries with 21,600 workstations and currently represents 70% of our global delivery capabilities. Revenue from services provided in these offshore locations was $131 million and represented 47% of our revenue for the third quarter of 2011, excluding revenue from the two acquisitions.

Our cash flow from operations and available credit allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows. At September 30, 2011, we had $169.8 million of cash and cash equivalents and a total debt to total capitalization ratio of 22.5%.

Our Future Growth Goals and Strategy

Our objective is to become the world's largest, most technologically advanced and innovative provider of customer-centric BPO solutions. Companies within the Global 1000 are our primary client targets due to their size, global reach, focus on outsourcing and desire for a BPO provider who can quickly and efficiently offer an end-to-end suite of fully-integrated, globally scalable solutions. We have developed, and continue to invest in, a broad set of technological and geographical capabilities designed to serve this growing client need. These investments include our 2010 acquisition of a majority interest in Peppers & Rogers Group to further enhance our professional services capabilities and our 2011 acquisition of eLoyalty to enhance our systems integration and telephony and technology offerings. In addition, we have begun to offer cloud-based 'hosted services' where clients can license any aspect of our global network and proprietary applications. While the revenue from these offerings is small relative to our consolidated revenue, we believe it will continue to grow as these services become more widely adopted by our clients. We aim to further improve our competitive position by investing in a growing suite of new and innovative business process services across our targeted industries.

Our business strategy to increase our revenue, profitability and industry position includes the following elements:

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

As we further develop and continue to scale our strategic business units, we are continually evaluating ways to maximize stockholder value, which may include the disposition of business units, in whole or in part, that could take the form of asset sales, mergers, sales of equity interests in our subsidiaries (privately or through a public offering) or the spin-off of equity interests of our subsidiaries to our stockholders.

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

BPO Services

The BPO business generates revenue based primarily on the amount of time our associates or consultants devote to a client's program. We primarily focus on large global corporations in the following industries: automotive, broadband, cable, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel and wireline and wireless telecommunications. Revenue is recognized as services are provided. The majority of our revenue is from multi-year contracts and we expect this trend to continue. However, we do provide certain client programs on a short-term basis.

We have historically experienced annual attrition of existing client programs of approximately 6% to 12% of our revenue. Attrition of existing client programs during the first nine months of 2011 was 6%, excluding the completion of the short-term government programs.

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

Our potential clients typically obtain bids from multiple vendors and evaluate many factors in selecting a service provider, including, among others, the scope of services offered, the service record of the vendor and price. We generally price our bids with a long-term view of profitability and, accordingly, we consider all of our fixed and variable costs in developing our bids. We believe that our competitors, at times, may bid business based upon a short-term view, as opposed to our longer-term view, resulting in a lower price bid. While we believe that our clients' perceptions of the value we provide results in our being successful in certain competitive bid situations, there are often situations where a potential client may prefer a lower cost.

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

To some extent our profitability is influenced by the number of new client programs entered into within the period. For new programs we defer revenue related to initial training ("Training Revenue") when training is billed as a separate component from production rates. Consequently, the corresponding training costs associated with this revenue, consisting primarily of labor and related expenses ("Training Costs"), are also deferred. In these circumstances, both the Training Revenue and Training Costs are amortized straight-line over the life of the contract. In situations where Training Revenue is not billed separately, but rather included in the production rates, there is no deferral as all revenue is recognized over the life of the contract and the associated training expenses are expensed as incurred.

As of September 30, 2011, we had deferred start-up Training Revenue, net of Training Costs, of $5.7 million that will be recognized into our income from operations over the remaining life of the corresponding contracts ($2.5 million will be recognized within the next 12 months).

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

We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of September 30, 2011, the overall capacity utilization in our multi-client centers was 74%. The table below presents workstation data for our multi-client centers as of September 30, 2011 and 2010. Dedicated and managed centers (2,761 and 3,284 workstations as of September 30, 2011 and 2010, respectively) are excluded from the workstation data as unused workstations in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	September 30, 2011			September 30, 2010
	Total Production Workstations	In Use	% In Use	Total Production Workstations	In Use	% In Use
Multi-client centers
Sites open <1 year	1,623	479	30%	388	320	82%
Sites open >1 year	26,516	20,442	77%	30,733	20,362	66%

Total multi-client centers	28,139	20,921	74%	31,121	20,682	66%

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

Recently Issued Accounting Pronouncements

Refer to Note 1 of the Notes to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of its financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented. Below is a discussion of the policies that we believe may involve a high degree of judgment and complexity and have changed from our most recent annual financial statement filing.

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

Revenue also consists of services for agent training, program launch, software modification, consulting and cloud based hosting. These service offerings may contain multiple element arrangements whereby the Company determines if those service offerings represent separate units of accounting. To identify separate units of accounting the Company takes into consideration if the delivered item has value to the customer on a standalone basis, if there is objective and reliable evidence of fair value of the undelivered items, if there is a general right of return on the delivered item, and if delivery of the undelivered item is considered probable and in the Company's control. If those deliverables are determined to be separate units of accounting, revenue is recognized as services are provided. If those deliverables are not determined to be separate units of accounting, revenue for the delivered services are bundled into one unit of accounting and recognized over the life of the arrangement or at the time all services and deliverables have been delivered and satisfied. The amount of revenue recognized for each unit of accounting is based on the relative fair value of the element. Fair value is determined by vendor specific objective evidence ("VSOE") or best estimate of selling price, which is based on the price charged when each element is sold separately. If the Company cannot objectively determine or estimate the fair value of any undelivered element included in a multiple-element arrangement, the Company defers revenue until all elements are delivered and services have been performed.

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

Explanation of Key Metrics and Other Items

Cost of Services

Cost of services principally include costs incurred in connection with our BPO operations, including direct labor, telecommunications, technology costs, printing, postage, sales and use tax and certain fixed costs associated with the delivery centers. In addition, cost of services includes income related to grants we may receive from local or state governments as an incentive to locate delivery centers in their jurisdictions which reduce the cost of services for those facilities.

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

Presentation of Non-GAAP Measurements

Free Cash Flow

Free cash flow is a non-GAAP liquidity measurement. We believe that free cash flow is useful to our investors because it measures, during a given period, the amount of cash generated that is available for debt obligations and investments other than purchases of property, plant and equipment. Free cash flow is not a measure determined by GAAP and should not be considered a substitute for "income from operations," "net income," "net cash provided by operating activities," or any other measure determined in accordance with GAAP. We believe this non-GAAP liquidity measure is useful, in addition to the most directly comparable GAAP measure of "net cash provided by operating activities," because free cash flow includes investments in operational assets. Free cash flow does not represent residual cash available for discretionary expenditures, since it includes cash required for debt service. Free cash flow also includes cash that may be necessary for acquisitions, investments and other needs that may arise.

The following table reconciles net cash (used in) provided by operating activities to free cash flow for our consolidated results (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net cash (used in) provided by operating activities	$(8,479)	$45,321	$39,502	$119,956
Less: Purchases of property, plant and equipment	8,804	5,074	21,166	17,391

Free cash flow	$(17,283)	$40,247	$18,336	$102,565

We discuss factors affecting free cash flow between periods in the "Liquidity and Capital Resources" section below.

Results of Operations

Three months ended September 30, 2011 as compared to three months ended September 30, 2010

The following table is presented to facilitate an understanding of our Management's Discussion and Analysis of Financial Condition and Results of Operations and presents our results of operations by segment for the three months ended September 30, 2011 and 2010 (amounts in thousands). We allocate to each segment its portion of corporate operating expenses. All inter-company transactions between the reported segments for the periods presented have been eliminated.

	Three Months Ended September 30,
	2011	% of Revenue	2010	% of Revenue	$ Change	% Change
Revenue
North American BPO	$219,891		$204,978		$14,913	7.3%
International BPO	84,344		66,027		18,317	27.7%

	$304,235		$271,005		$33,230	12.3%
Cost of services
North American BPO	$156,832	71.3%	$141,324	68.9%	$15,508	11.0%
International BPO	63,963	75.8%	52,672	79.8%	11,291	21.4%

	$220,795	72.6%	$193,996	71.6%	$26,799	13.8%
Selling, general and administrative
North American BPO	$29,674	13.5%	$29,194	14.2%	$480	1.6%
International BPO	13,771	16.3%	11,378	17.2%	2,393	21.0%

	$43,445	14.3%	$40,572	15.0%	$2,873	7.1%
Depreciation and amortization
North American BPO	$9,012	4.1%	$9,650	4.7%	$(638)	-6.6%
International BPO	2,795	3.3%	2,802	4.2%	(7)	-0.2%

	$11,807	3.9%	$12,452	4.6%	$(645)	-5.2%
Restructuring charges, net
North American BPO	$1,437	0.7%	$2,711	1.3%	$(1,274)	-47.0%
International BPO	179	0.2%	868	1.3%	(689)	-79.4%

	$1,616	0.5%	$3,579	1.3%	$(1,963)	-54.8%
Impairment losses
North American BPO	$–	0.0%	$–	0.0%	$–	0.0%
International BPO	–	0.0%	327	0.5%	(327)	-100.0%

	$–	0.0%	$327	0.1%	$(327)	-100.0%
Income (loss) from operations
North American BPO	$22,936	10.4%	$22,099	10.8%	$837	3.8%
International BPO	3,636	4.3%	(2,020)	-3.1%	5,656	280.0%

	$26,572	8.7%	$20,079	7.4%	$6,493	32.3%
Total other income (expense)	$(633)	-0.2%	$7,295	2.7%	$(7,928)	-108.7%
Benefit from (provision for) income taxes	$496	0.2%	$(7,586)	-2.8%	$8,082	106.5%

Revenue

Revenue for the North American BPO segment for the three months ended September 30, 2011 as compared to the same period in 2010 was $219.9 million and $205.0 million, respectively. The increase in revenue for the North American BPO segment was due to a net increase of $48.7 million related to increases in client programs and the acquisition of eLoyalty, and a $0.4 million increase due to realized gains on cash flow hedges and positive changes in foreign exchange translation, offset by a net decrease in short-term government programs of $23.6 million along with program completions of $10.6 million.

Revenue for the International BPO segment for the three months ended September 30, 2011 as compared to the same period in 2010 was $84.3 million and $66.0 million, respectively. The increase in revenue for the International BPO segment was due to a net increase of $11.5 million related to increases in client programs and the acquisition of PRG, and positive changes in foreign exchange translation of $7.5 million, offset by program completions of $0.7 million.

Our offshore delivery capacity represented 70% of our global delivery capabilities at September 30, 2011. Revenue from services provided in these offshore locations was $131 million and represented 47% of our revenue in the third quarter of 2011, excluding revenue from the two acquisitions, as compared to $123 million or 45% of total revenue in the third quarter of 2010. Factors that may impact our ability to maintain our offshore operating margins include potential increases in competition for the available workforce, the trend of higher occupancy costs and foreign currency fluctuations.

Cost of Services

Cost of services for the North American BPO segment for the three months ended September 30, 2011 as compared to the same period in 2010 was $156.8 million and $141.3 million, respectively. Cost of services as a percentage of revenue in the North American BPO segment increased compared with the prior year. In absolute dollars the increase was due to an $11.9 million increase in employee related expenses due to the acquisition of eLoyalty and increased volumes in existing programs offset by a decrease in short-term government programs and other program completions, and a net $5.6 million increase in technology costs primarily related to the acquisition of eLoyalty. This increase is offset in part by a $1.5 million decrease in telecommunications expenses primarily associated with a short-term government program and a $0.5 million net decrease in other expenses.

Cost of services for the International BPO segment for the three months ended September 30, 2011 as compared to the same period in 2010 was $64.0 million and $52.7 million, respectively. Cost of services increased in absolute dollars while decreasing as a percentage of revenue compared to the prior year. In absolute dollars the increase was due to an $11.3 million increase in employee related expenses due to a net increase in existing client volumes, new programs and the acquisition of PRG, and an $0.8 million increase in facility and occupancy expenses, offset by an $0.8 million net decrease in other expenses.

Selling, General and Administrative

Selling, general and administrative expenses for the North American BPO segment for the three months ended September 30, 2011 as compared to the same period in 2010 were $29.7 million and $29.2 million, respectively. The expenses increased in absolute dollars while decreasing as a percentage of revenue. The increase in absolute dollars reflected an increase in employee related expenses of $0.9 million due to an increase in salaries and equity compensation expense and the acquisition of eLoyalty, offset by a $0.4 million net decrease in other expenses.

Selling, general and administrative expenses for the International BPO segment for the three months ended September 30, 2011 as compared to the same period in 2010 were $13.8 million and $11.4 million, respectively. The expenses increased in absolute dollars while decreasing as a percentage of revenue. The increase in absolute dollars reflected an increase in salary related expenses of $2.5 million due to an increase in salaries expenses and the acquisition of PRG, offset by a $0.1 million net decrease in other expenses.

Depreciation and Amortization

Depreciation and amortization expense on a consolidated basis for the three months ended September 30, 2011 and 2010 was $11.8 million and $12.5 million, respectively. For the North American BPO segment, depreciation expense decreased in both absolute value and as a percentage of revenue as compared to the prior year. This decrease in value was due to restructuring activities and delivery center closures which have better aligned our capacity to our operational needs and asset impairments recorded during 2010, resulting in the reduction of long-lived assets utilized, thereby reducing depreciation expense. For the International BPO segment, depreciation expense remained constant in absolute value while decreasing as a percentage of revenue as compared to the prior year.

Restructuring Charges

For the three months ended September 30, 2011, we recorded $1.6 million of net restructuring charges compared to a net restructuring charge of $3.6 million in the same period in 2010. During both 2011 and 2010, we undertook reductions at several locations within both our North American BPO and International BPO segments to better align our delivery centers and workforce with the current business needs.

Impairment Losses

During the three months ended September 30, 2011, impairment charged decreased $0.3 million over the same period in 2010. These impairment charges for 2010 related to the reduction of the net book value of certain leasehold improvements in the International BPO segment.

Other Income (Expense)

For the three months ended September 30, 2011, interest income increased to $0.9 million from $0.6 million in the same period in 2010 primarily due to higher cash and cash equivalent balances. Interest expense increased to $1.1 million during 2011 from $0.7 million during 2010. This increase was due to a higher outstanding balance on our credit facility. Included in Other income (expense), net for the three months ended September 30, 2010 was $5.9 million for the settlement of a Newgen legal claim (see Note 14 to the accompanying Notes to the Consolidated Financial Statements).

Income Taxes

The effective tax rate for the three months ended September 30, 2011 was (1.9%) compared to an effective tax rate of 27.7% for the same period of 2010. The effective tax rate for the three months ended September 30, 2011 was influenced by a change to the accounting estimate on the mediated settlement with the IRS related to U.S. tax refund claims, earnings in international jurisdictions currently under an income tax holiday, a reduction in the incremental U.S. tax expense (versus the estimated recorded in the fourth quarter of 2010) related to the Company's 2010 repatriation of $105 million of foreign earnings and the distribution of income between the U.S. and international tax jurisdictions. Based on updated functional and economic analysis performed, the Company has adjusted the pricing terms between Australia and the Philippines for transactions recorded since January 1, 2011 consistent with the arms length principle. In doing so, the Company reported a net incremental tax benefit of $3.2 million in the third quarter (of which $2.2 million related to the first and second quarter). Without the $3.1 million benefit related to the Company's mediated settlement with the IRS, $1.4 million benefit related to the foreign earnings repatriation, the $2.2 million benefit related to Australia transfer pricing and a $0.1 million expense for other discrete items, the Company's effective tax rate for the third quarter would have been 23.4%.

Results of Operations

Nine months ended September 30, 2011 as compared to nine months ended September 30, 2010

The following table is presented to facilitate an understanding of our Management's Discussion and Analysis of Financial Condition and Results of Operations and presents our results of operations by segment for the nine months ended September 30, 2011 and 2010 (amounts in thousands). We allocate to each segment its portion of corporate operating expenses. All inter-company transactions between the reported segments for the periods presented have been eliminated.

	Nine Months Ended September 30,
	2011	% of Revenue	2010	% of Revenue	$ Change	% Change
Revenue
North American BPO	$612,825		$625,426		$(12,601)	-2.0%
International BPO	266,025		189,032		76,993	40.7%

	$878,850		$814,458		$64,392	7.9%
Cost of services
North American BPO	$431,516	70.4%	$433,095	69.2%	$(1,579)	-0.4%
International BPO	198,758	74.7%	153,713	81.3%	45,045	29.3%

	$630,274	71.7%	$586,808	72.0%	$43,466	7.4%
Selling, general and administrative
North American BPO	$94,064	15.3%	$90,235	14.4%	$3,829	4.2%
International BPO	44,465	16.7%	33,486	17.7%	10,979	32.8%

	$138,529	15.8%	$123,721	15.2%	$14,808	12.0%
Depreciation and amortization
North American BPO	$25,760	4.2%	$29,671	4.7%	$(3,911)	-13.2%
International BPO	9,068	3.4%	8,451	4.5%	617	7.3%

	$34,828	4.0%	$38,122	4.7%	$(3,294)	-8.6%
Restructuring charges, net
North American BPO	$1,700	0.3%	$4,762	0.8%	$(3,062)	-64.3%
International BPO	598	0.2%	1,590	0.8%	(992)	-62.4%

	$2,298	0.3%	$6,352	0.8%	$(4,054)	-63.8%
Impairment losses
North American BPO	$(38)	0.0%	$679	0.1%	$(717)	-105.6%
International BPO	268	0.1%	327	0.2%	(59)	100.0%

	$230	0.0%	$1,006	0.1%	$(776)	-77.1%
Income (loss) from operations
North American BPO	$59,823	9.8%	$66,984	10.7%	$(7,161)	-10.7%
International BPO	12,868	4.8%	(8,535)	-4.5%	21,403	250.8%

	$72,691	8.3%	$58,449	7.2%	$14,242	24.4%
Total other income (expense)	$(2,179)	-0.2%	$7,416	0.9%	$(9,595)	-129.4%
Provision for income taxes	$(9,482)	-1.1%	$(17,711)	-2.2%	$8,229	46.5%

Revenue

Revenue for the North American BPO segment for the nine months ended September 30, 2011 as compared to the same period in 2010 was $612.8 million and $625.4 million, respectively. The decrease in revenue for the North American BPO segment was due to a net decrease in short-term government programs of $77.7 million along with program completions of $42.1 million, offset by a net increase of $102.2 million related to increases in client programs and the acquisition of eLoyalty, and a $5.0 million increase due to realized gains on cash flow hedges and positive changes in foreign exchange translation.

Revenue for the International BPO segment for the nine months ended September 30, 2011 as compared to the same period in 2010 was $266.0 million and $189.0 million, respectively. The increase in revenue for the International BPO segment was due to a net increase of $58.5 million related to increases in client programs and the acquisition of PRG, and positive changes in foreign exchange translation of $21.8 million, offset by program completions of $3.3 million.

Our offshore delivery capacity represented 70% of our global delivery capabilities at September 30, 2011. Revenue from services provided in these offshore locations was $395 million and represented 48% of our revenue for the first nine months of 2011 excluding revenue from the two acquisitions, as compared to $360 million or 44% of total revenue for the first nine months of 2010. Factors that may impact our ability to maintain our offshore operating margins include potential increases in competition for the available workforce, the trend of higher occupancy costs and foreign currency fluctuations.

Cost of Services

Cost of services for the North American BPO segment for the nine months ended September 30, 2011 as compared to the same period in 2010 was $431.5 million and $433.1 million, respectively. Cost of services as a percentage of revenue in the North American BPO segment increased slightly compared with the prior year. In absolute dollars, the decrease was due to a $6.8 million decrease in telecommunications expenses primarily associated with a short-term government program, a $3.4 million decrease for facility and occupancy expenses, a $1.8 million decrease in deferred training costs, and a $2.1 million net decrease in other expenses. This decrease was offset in part by a $6.7 million increase in technology costs primarily related to the acquisition of eLoyalty, and a $5.8 million increase in employee related expenses due to increased volumes in existing programs and the acquisition of eLoyalty offset partially by a net decrease in short-term government programs and other program completions.

Cost of services for the International BPO segment for the nine months ended September 30, 2011 as compared to the same period in 2010 was $198.8 million and $153.7 million, respectively. Cost of services increased in absolute dollars while decreasing as a percentage of revenue compared to the prior year. In absolute dollars the increase was due to a $44.1 million increase in employee related expenses due to a net increase in existing client volumes, new programs and the acquisition of PRG, and a $2.2 million increase for facility and occupancy expenses, offset by a $1.2 million net decrease in other expenses.

Selling, General and Administrative

Selling, general and administrative expenses for the North American BPO segment for the nine months ended September 30, 2011 as compared to the same period in 2010 were $94.1 million and $90.2 million, respectively. The expenses increased in both absolute dollars and as a percentage of revenue. The increase in absolute dollars reflected an increase in employee related expenses of $7.3 million due to an increase in salaries, incentive and equity compensation expense and the acquisition of eLoyalty. This increase is offset in part by a $1.2 million decrease in insurance expenses, a $0.9 million decrease in telecommunication expenses, and a $1.3 million net decrease in other expenses.

Selling, general and administrative expenses for the International BPO segment for the nine months ended September 30, 2011 as compared to the same period in 2010 were $44.5 million and $33.5 million, respectively. The expenses increased in absolute dollars while decreasing as a percentage of revenue. The increase in absolute dollars reflected an increase in employee related expenses of $11.4 million due to an increase in salaries, incentives and equity compensation expense and the acquisition of PRG, and a $0.3 million net increase in other expenses, offset by a $0.7 million decrease in litigation settlements.

Depreciation and Amortization

Depreciation and amortization expense on a consolidated basis for the nine months ended September 30, 2011 and 2010 was $34.8 million and $38.1 million, respectively. For the North American BPO segment, depreciation expense decreased in both absolute value and as a percentage of revenue as compared to the prior year. This decrease in value was due to restructuring activities and delivery center closures which have better aligned our capacity to our operational needs and asset impairments recorded during 2010, resulting in the reduction of long-lived assets utilized, thereby reducing depreciation expense. For the International BPO segment, depreciation expense increased in absolute value while decreasing as a percentage of revenue as compared to the prior year. The increase related to additional amortization expense of customer relationships from our two recent acquisitions.

Restructuring Charges

During the nine months ended September 30, 2011, we recorded $2.3 million of net restructuring charges compared to a net restructuring charge of $6.4 million in the same period in 2010. During both 2011 and 2010, we undertook reductions in both our North American BPO and International BPO segments to better align our delivery centers and workforce with the current business needs.

Impairment Losses

During the nine months ended September 30, 2011, we recorded impairment charges of $0.2 million compared to $1.0 million in the same period in 2010. These impairment charges for 2011 and 2010 related to the reduction of the net book value of certain leasehold improvements in the International BPO and North American BPO segments, respectively.

Other Income (Expense)

For the nine months ended September 30, 2011, interest income increased to $2.3 million from $1.6 million in the same period in 2010 primarily due to higher cash and cash equivalent balances. Interest expense increased to $3.8 million during 2011 from $2.2 million during 2010. This increase was due to a higher outstanding balance on our credit facility. Included in Other income (expense), net for the nine months ended September 30, 2010 was $5.9 million for the settlement of a Newgen legal claim (see Note 14 to the accompanying Notes to the Consolidated Financial Statements).

Income Taxes

The effective tax rate for the nine months ended September 30, 2011 was 13.4% compared to an effective tax rate of 26.9% for the same period of 2010. The effective tax rate for the nine months ended September 30, 2011 was influenced by an adverse decision by the Canada Revenue Agency regarding the Company's request for relief from double taxation, a mediated settlement with the IRS related to U.S. tax refund claims, a change to the accounting estimate on the mediated settlement with the IRS related to U.S. tax refund claims, earnings in international jurisdictions currently under an income tax holiday, a reduction in the incremental U.S. tax expense (versus the estimate recorded in the fourth quarter of 2010) related to the Company's 2010 repatriation of $105 million of foreign earning and the distribution of income between the U.S. and international tax jurisdictions. Without the $9.1 million expense related to the adverse decision by the Canada Revenue Agency regarding the Company's request for relief from double taxation, the $11.8 million benefit related to the Company's mediated settlement with the IRS related to U.S. tax refund claims, the $1.4 million benefit related to the foreign earnings repatriation, and $1.1 million benefit for other discrete items recognized during the period, the Company's effective tax rate for the nine months ended September 30, 2011 would have been 20.8%. The $2.2 million tax benefit recorded in the third quarter related to intercompany transactions between the Company's operations in Australia and the Philippines occurring between January 1, 2011 and June 30, 2011 is properly reflected in the Company's year-to-date pro-forma effective tax rate of 20.8%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Agreement, dated October 1, 2010 (the "Credit Agreement"). During the nine months ended September 30, 2011, we generated positive operating cash flows of $39.5 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for at least the next 12 months.

We manage a centralized global treasury function in the United States with a particular focus on concentrating and safeguarding our global cash and cash equivalent balances. While we generally prefer to hold U.S. Dollars, we maintain adequate cash in the functional currency of our foreign subsidiaries to support local operating costs. While there are no assurances, we believe our global cash is protected given our cash management practices, banking partners, and utilization of high quality investments.

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

We primarily utilize our Credit Agreement to fund working capital, general operations, stock repurchases and other strategic activities, such as the acquisitions described in Note 2 of our financial statements. As of September 30, 2011 and December 31, 2010, we had borrowings of $130.3 million and zero, respectively, under our Credit Agreement, and our average nine-month utilization was $104.7 million and $59.7 million for the nine months ended September 30, 2011 and 2010, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $4.5 million, our remaining borrowing capacity was $215.2 million as of September 30, 2011. As of September 30, 2011, we were in compliance with all covenants and conditions under our Credit Agreement.

The amount of capital required over the next 12 months will also depend on our levels of investment in infrastructure necessary to maintain, upgrade or replace existing assets. Our working capital and capital expenditure requirements could also increase materially in the event of acquisitions as described in Note 2 of the Notes to Consolidated Financial Statements or joint ventures, among other factors. These factors could require that we raise additional capital through future debt or equity financing. There can be no assurance that additional financing will be available at all, or on terms favorable to us.

The following discussion highlights our cash flow changes during the nine months ended September 30, 2011 and 2010.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $169.8 million and $119.4 million as of September 30, 2011 and December 31, 2010, respectively.

Cash Flows from Operating Activities

We reinvest our cash flows from operating activities in our business for strategic acquisitions or in the purchase of our outstanding stock. For the nine months ended September 30, 2011 and 2010, net cash flows provided by operating activities was $39.5 million and $120.0 million, respectively. The decrease was primarily due to a reduction in cash received for accounts receivable of $50.8 million and a $17.2 million increase in payments for accounts payable and accrued expenses due to timing of payments, including an increase of $6.2 million paid for taxes and interest.

Cash Flows from Investing Activities

We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the nine months ended September 30, 2011 and 2010, we reported net cash flows used in investing activities of $65.5 million and $21.0 million, respectively. The increase was due to the additional purchase price payment for PRG and the acquisition of eLoyalty for $45.8 million and a $3.8 million increase in capital expenditures offset by $2.2 million in proceeds received from the sale of fixed assets.

Cash Flows from Financing Activities

For the nine months ended September 30, 2011 and 2010, we reported net cash flows provided by (used in) financing activities of $81.3 million and $(53.2) million, respectively. The change in net cash flows from 2010 to 2011 was primarily due to a $130.3 million net increase in proceeds received from our line of credit.

Free Cash Flow

Free cash flow (see "Presentation of Non-GAAP Measurements" for definition of free cash flow) decreased for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to the large decrease in cash flows provided by operating activities between periods. Free cash flow was $18.3 million and $102.6 million for the nine months ended September 30, 2011 and 2010, respectively.

Obligations and Future Capital Requirements

Future maturities of our outstanding debt as of September 30, 2011 are summarized as follows (amounts in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
Credit Facility(1)	$3,149	$7,391	$133,996	$–	$144,536
Capital lease obligations	512	–	–	–	512
Equipment financing arrangements	608	341	–	–	949
Purchase obligations	21,464	9,731	–	–	31,195
Operating lease commitments	24,006	35,400	14,433	2,183	76,022

Total	$49,739	$52,863	$148,429	$2,183	$253,214

(1)
Includes estimated interest payments based on the weighted-average interest rate, current interest rate swap arrangements, and debt outstanding as of September 30, 2011 and unused commitment fees.
  •
  Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.

  •
  Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Consolidated Balance Sheets until such goods and/or services are received.

  •
  The contractual obligation table excludes our liabilities of $2.2 million related to uncertain tax positions because we cannot reliably estimate the timing of cash payments.

  •
  The contractual obligation table excludes the contingent consideration arrangement associated with the PRG acquisition as the Company has estimated this liability to be zero at September 30, 2011.

The increase in our outstanding debt is primarily associated with the use of funds under our Credit Agreement to fund working capital, acquisitions, share repurchases, and other cash flow needs across our global operations.

Future Capital Requirements

We expect total capital expenditures in 2011 to be approximately $35 million. Approximately 65% of these expected capital expenditures are related to the opening and/or growth of our delivery platform and 35% relates to the maintenance for existing assets and internal technology projects. The anticipated level of 2011 capital expenditures is primarily dependent upon new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technological infrastructure.

The launch of large client contracts may result in short-term negative working capital because of the time period between incurring the costs for training and launching the program and the beginning of the accounts receivable collection process. As a result, periodically we may generate negative cash flows from operating activities.

We may consider restructurings, dispositions, mergers, acquisitions and other similar transactions. Such transactions could include the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption, or refinancing of indebtedness and could be material to the consolidated financial condition and consolidated results of our operations. Our capital expenditures requirements could also increase materially in the event of acquisitions or joint ventures. In May 2011 we acquired certain assets and assumed certain liabilities of a business unit of eLoyalty Corporation that provides consulting, systems integration and the ongoing management and support of telephony, data and converged Voice over Internet Protocol customer management environments for $40.9 million net of certain closing adjustments. In addition, as of September 30, 2011, we were authorized to purchase an additional $37.0 million of common stock under our stock repurchase program (see Part II Item 2 of this Form 10-Q). The stock repurchase program does not have an expiration date.

Debt Instruments and Related Covenants

We discuss debt instruments and related covenants in Note 13 of the Notes to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K. As of September 30, 2011, we were in compliance with all covenants under the Credit Agreement and had approximately $215.2 million in available borrowing capacity. We had $130.3 million of outstanding borrowings and $4.5 million of letters of credit outstanding under our Credit Agreement as of September 30, 2011. Based upon average outstanding borrowings during the three and nine months ended September 30, 2011, interest accrued at a rate of approximately 1.6% and 1.7% per annum, respectively.

Client Concentration

Our five largest clients accounted for 36.4% and 40.3% of our consolidated revenue for the three months ended September 30, 2011 and 2010, respectively. Our five largest clients accounted for 37.7% and 40.2% of our consolidated revenue for the nine months ended September 30, 2011 and 2010, respectively. We have experienced long-term relationships with our top five clients, ranging from four to 15 years, with the majority of these clients having completed multiple contract renewals with TeleTech. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this client concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

The contracts with our five largest clients expire between 2011 and 2015. Additionally, a particular client may have multiple contracts with different expiration dates. We have historically renewed most of our contracts with our largest clients. However, there is no assurance that future contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our consolidated financial position, consolidated results of operations, or consolidated cash flows due to adverse changes in financial and commodity market prices and rates. Market risk also includes credit and non-performance risk by counterparties to our various financial instruments. We are exposed to market risk due to changes in interest rates and foreign currency exchange rates (as measured against the U.S. dollar); as well as credit risk associated with potential non-performance of our counterparty banks. These exposures are directly related to our normal operating and funding activities. We enter into derivative instruments to manage and reduce the impact of currency exchange rate changes, primarily between the U.S. dollar/Canadian dollar, the U.S. dollar/Philippine peso, the U.S. dollar/Mexican peso, and the Australian dollar/Philippine peso. We enter into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable-rate debt. To mitigate against credit and non-performance risk, it is our policy to only enter into derivative contracts and other financial instruments with investment grade counterparty financial institutions and, correspondingly, our derivative valuations reflect the creditworthiness of our counterparties. As of the date of this report, we have not experienced, nor do we anticipate, any issues related to derivative counterparty defaults.

Interest Rate Risk

We have entered into interest rate swap arrangements to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of September 30, 2011, we had $130.3 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three and nine months ended September 30, 2011, interest accrued at a rate of approximately 1.6% and 1.7% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points during the quarter, there would not have been a material impact to our consolidated financial position or results of operations.

The Company's interest rate swap arrangements as of September 30, 2011 were as follows:

	Notional Amount	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date
As of September 30, 2011	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
	15 million	1 - month LIBOR	3.14%	May 2012	May 2017

$40 million

We did not have any interest rate swap arrangements as of December 31, 2010.

Foreign Currency Risk

Our subsidiaries in Argentina, Canada, Costa Rica, Mexico, and the Philippines use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the nine months ended September 30, 2011 and 2010, revenue associated with this foreign exchange risk was 35% and 35% of our consolidated revenue, respectively.

In order to mitigate the risk of these non-functional foreign currencies from weakening against the functional currency of the servicing subsidiary, which thereby decreases the economic benefit of performing work in these countries, we may hedge a portion, though not 100%, of the projected foreign currency exposure related to client programs served from these foreign countries through our cash flow hedging program. While our hedging strategy can protect us from adverse changes in foreign currency rates in the short term, an extended weakening of the non-functional foreign currencies would adversely impact margins in the segments of the contracting subsidiary over the long term.

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

Our cash flow hedging instruments as of September 30, 2011 and December 31, 2010 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

As of September 30, 2011	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in the Next 12 Months	Contracts Maturing Through
Canadian Dollar	25,300	$24,705		72.3%	August 2013
Costa Rican Colons	2,750,000	5,340		100.0%	August 2012
Philippine Peso	12,571,000	282,201	(1)	54.8%	December 2014
Mexican Peso	771,000	60,814		62.6%	April 2014
Mexican Peso Collars	140,298	12,000	(3)	75.0%	December 2012
British Pound Sterling	9,267	14,673	(2)	54.8%	June 2014

		$399,733

As of December 31, 2010	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	10,200	$8,493
Philippine Peso	7,731,000	169,364	(1)
Mexican Peso	311,500	22,383
British Pound Sterling	4,647	7,231	(2)

		$207,471

(1)
Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on September 30, 2011.
(2)
Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on September 30, 2011.
(3)
The Mexican Peso Collars include call options with a floor total of MXN 140,298 and put options with a cap total of MXN 157,038.

The fair value of our cash flow hedges at September 30, 2011 was (assets/(liabilities)) (amounts in thousands):

	September 30, 2011	Maturing in the Next 12 Months
Canadian Dollar	$(672)	$(521)
Costa Rican Colons	77	77
Philippine Peso	5,112	3,280
Mexican Peso	(8,028)	(5,483)
British Pound Sterling	(221)	(73)

	$(3,732)	$(2,720)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The year over year change in fair value largely reflects the recent global economic conditions which resulted in high foreign exchange volatility and a broad strengthening in the U.S. dollar.

We recorded a net gain of $9.1 million and $6.7 million for settled cash flow hedge contracts and the related premiums for the nine months ended September 30, 2011 and 2010, respectively. These gains are reflected in Revenue in the accompanying Consolidated Statements of Operations. If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Note 6 to the accompanying Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in the respective local currency. However, transactions are denominated in other currencies from time-to-time. We generally do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the nine months ended September 30, 2011 and 2010, approximately 30% and 23%, respectively of revenue was derived from contracts denominated in currencies other than the U.S. dollar. Our results from operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in debt or equity securities as of September 30, 2011.

ITEM 4. CONTROLS AND PROCEDURES

This Report includes the certifications of our Chief Executive Officer and Interim Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of the Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide such reasonable assurance.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Following is the detail of the issuer purchases made during the quarter ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)[1]

July 1, 2011 – July 31, 2011	–	$–	–	$51,609
August 1, 2011 – August 31, 2011	578,800	$16.69	578,800	$41,947
September 1, 2011 – September 30, 2011	314,000	$15.78	314,000	$36,991

Total	892,800		892,800

1
In November 2001, our Board of Directors ("Board") authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in March 2011, whereby the Board increased the program allowance by $50.0 million. Since inception of the program through September 30, 2011, the Board has authorized the repurchase of shares up to a total value of $462.3 million, of which we have purchased 31.9 million shares on the open market for $425.3 million. As of September 30, 2011 the remaining amount authorized for repurchases under the program is approximately $37.0 million. The stock repurchase program does not have an expiration date.

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

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010, (iii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited), (iv) Consolidated Statements of Stockholders' Equity as of and for the nine months ended September 30, 2011 (unaudited), and (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC. (Registrant)
Date: November 2, 2011	By:	/s/ Kenneth D. Tuchman Kenneth D. Tuchman Chairman and Chief Executive Officer
Date: November 2, 2011	By:	/s/ John R. Troka, Jr. John R. Troka, Jr. Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010, (iii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited), (iv) Consolidated Statements of Stockholders' Equity as of and for the nine months ended September 30, 2011 (unaudited), and (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.