Form 10-K
period 2011-12-31
TELETECH HOLDINGS INC
filed 2012-02-28
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes☑   No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, there were 56,615,262 shares of the registrant’s common stock outstanding. The aggregate market value of the registrant’s voting and non-voting common stock that was held by non-affiliates on such date was $528,201,476 based on the closing sale price of the registrant’s common stock on such date as reported on the NASDAQ Global Select Market.

As of February 23, 2012, there were 56,615,002 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference to the proxy statement for the registrant’s 2012 annual meeting of stockholders.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

DECEMBER 31, 2011 FORM 10-K

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

ii

PART I

ITEM 1.  BUSINESS

Our Business

Over our 30-year history, we have become one of the largest global providers of customer experience strategy, technology and business process outsourcing (“BPO”) solutions. We help our clients design, build, implement and manage superior customer experiences across the customer lifecycle in order to maximize revenue, increase brand loyalty and optimize business profitability.

Our fully integrated suite of technology-enabled customer-centric services span:

•      Professional Services. Leveraging our proprietary, data-driven methodology, our team of management consultants partner with clients to build the business case and design the roadmap for implementing a customer-centric business strategy. We utilize highly sophisticated customer analytics to create technology-enabled, multi-channel interaction strategies to optimize and personalize the customer experience, increase brand loyalty and help clients achieve their business and financial objectives.

•      Revenue Generation. Through our data-driven sales and marketing capabilities we help our clients improve revenue and profitability by targeting new or underpenetrated markets and maximizing the revenue potential of each customer. We deliver more than $1 billion in annual revenue for our clients via more than 700 TeleTech-designed and managed client-branded e-commerce websites. We also process more than three terabytes of customer data daily to create and implement sophisticated customer targeting and segmentation strategies to maximize customer acquisition, retention and growth.

•      Customer Innovation Solutions. We redesign and manage clients’ front-office processes to deliver just-in-time, personalized, multi-channel customer experiences. Leveraging our highly trained customer experience professionals within our onshore and offshore delivery centers as well as our TeleTech@Home work-from-home agents, our solutions integrate voice, chat, e-mail, ecommerce and social media to optimize the customer experience for our clients.

•      Enterprise Innovation Solutions. We redesign and manage clients’ back-office processes, such as administration, finance, accounting, logistics and distribution, to significantly advance clients’ abilities to obtain a customer-centric view of their relationships, and maximize operating efficiencies. Our delivery of integrated business processes via on our onshore, offshore or work-from-home customer experience professionals reduces operating costs and allows customer needs to be met more quickly and efficiently, resulting in higher customer satisfaction and brand loyalty and an improved competitive position.

•      Managed Technology Solutions. We offer software and infrastructure as a service on a fully hosted basis. In addition, we provide the design, implementation and ongoing management of clients’ premise-based delivery center environments to enable companies to deliver a superior customer experience across all touch points on a global scale with higher quality, lower costs and reduced risk.

•      Learning Innovation Training Solutions. We offer workforce training services via a blended methodology which includes virtual job-simulation environments, eLearning courses, interactive social media networking and collaboration, as well as intuitive 3D and game-based learning courses to increase speed to proficiency, improve employee engagement and retention while also lowering training expenses.

•      Data Analytics. We offer and underpin all of the above solutions with a robust data analytics capability to provide real time and actionable customer insight regarding how to grow revenue, reduce customer churn, and maximize operating efficiencies.

We support more than 450 unique programs for approximately 175 global clients, many of whom are in the Global 1000, which are the world’s largest companies based on market capitalization. As of December 31, 2011, our approximately 42,300 employees provided services across 24 countries from 58 customer experience delivery centers and work-from-home environments for governments and private sector clients in the automotive, broadband, cable, financial services, healthcare, logistics, media and entertainment, retail, technology, travel, and wireline and wireless communication industries.

We were founded in 1982 and reorganized as a Delaware corporation in 1994. We completed an initial public offering of our common stock in 1996 and since that time have grown our annual revenue from $183 million to $1.2 billion, representing a compound annual growth rate (“CAGR”) of 13.2%.

In 2011, our revenue increased 7.7% to $1.2 billion from $1.1 billion in 2010 as a result of a net increase in existing client programs, the addition of 41 new clients and the acquisitions of both the Peppers & Rogers Group and eLoyalty Corporation. Our revenue is reported in our North American and International BPO segments. Certain information with respect to segments and geographic areas is contained in Note 3 to the Consolidated Financial Statements.

As of December 31, 2011, we had $156.4 million in cash and cash equivalents and a debt to capitalization ratio of 12.4%. We generated $75.5 million in free cash flow during 2011 and our cash flows from operations and borrowings under our revolving credit facility have enabled us to fund $38.7 million in capital expenditures and $63.7 million in stock repurchases. Approximately 60% of our capital expenditures were related to the opening and/or growth of our customer experience delivery platform with the remaining 40% used for maintenance of our embedded infrastructure and internal technology projects. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of free cash flow.

The Company has a stock repurchase program which was initially authorized by the Company’s Board of Directors (the “Board”) in November 2001. The Board periodically authorizes additional increases to the program. As of December 31, 2011, the cumulative authorized repurchase allowance was $462.3 million, of which we have purchased 32.2 million shares for $430.6 million. As of December 31, 2011, the remaining allowance under the program was approximately $31.7 million. For the period from January 1, 2012 through February 23, 2012, we have purchased an additional 0.2 million shares for $2.4 million. The stock repurchase program does not have an expiration date.

Our Market Opportunity

We market our customer experience solutions primarily to Global 1000 clients in G-20 countries which represent 19 of the world’s largest economies, together with the European Union, and perform the majority of our services from strategically located customer experience delivery centers around the globe. Many of our clients choose a blended strategy whereby they outsource work with us in multiple geographic locations and may also utilize our work-from-home offering. We believe our ability to offer one of the most geographically diverse footprints improves service flexibility while reducing operational and delivery risk in the event of a service interruption at any one location.

Our solutions are designed to address the rapidly changing profile of the customer. Digital interactions, including text, web, chat, self-service and social media, are increasingly outpacing the volume of voice and email transactions. While 90% of customer inquiries were handled by phone or email just five years ago, today more than 50% of inquiries are coming through self-help and community channels. At the same time, customer expectations are also rising. A recent survey showed that 75% of consumers expect a response from a company online within one hour.

We believe these trends are placing the customer experience at the forefront of business leaders’ agendas as a critical path to growth and differentiation and driving increased demand for our solutions. Our technology-enabled solutions seamlessly integrate mobile devices, self-service and human-assisted channels while embedding data-driven customer insights to optimize and personalize the customer experience for our clients.

Industry studies indicate that companies with high quality customer experience levels tend to grow faster and more profitably and typically enjoy premium pricing and market valuations in their industry. Given this strong correlation between customer satisfaction and improved profitability, we believe that more companies are increasingly focused on selecting partners, such as TeleTech, that can deliver strategic solutions across a continuum of capabilities that are designed to grow revenue and optimize the customer experience versus merely reduce costs.

We believe that our revenue will grow over the long-term as global demand for our services is fueled by the following trends:

•      Increased focus on the customer experience. Given the strong correlation between customer satisfaction and improved profitability, we believe that more companies are increasingly focused on selecting outsourcing partners, such as TeleTech, that can deliver strategic solutions across a continuum of capabilities that are designed to grow revenue and optimize the customer experience versus merely reduce costs.

•      Focus on partners who can offer multi-channel, technology-rich customer experience solutions. The rapidly changing profile of the customer and rising customer expectations are driving increased demand for personalized and seamlessly integrated multi-channel solutions that incorporate mobile devices, self-service and human-assisted channels while embedding data-driven customer insights.

•      Focus on partners who can offer fully integrated revenue generation solutions. A focus on partners who can offer fully integrated revenue generation solutions to maximize the revenue and profitability potential of each customer, improve customer acquisition, retention and growth and target new or underpenetrated markets.

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

•      Increasing percentage of company operations being outsourced to most capable third-party partners. Having experienced success with outsourcing a portion of their business processes, companies are increasingly inclined to outsource a larger percentage of this work. We believe companies will continue to consolidate their business processes with third-party partners, such as TeleTech, who are financially stable and able to invest in their business while also demonstrating an extensive global operating history and an ability to cost effectively scale to meet their evolving needs.

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

•      Focus on speed-to-market by companies launching new products or entering new geographic locations. As companies broaden their product offerings and seek to enter new emerging markets, they are looking for outsourcing partners that can provide speed-to-market while reducing their capital and operating risk. To achieve these benefits, companies are seeking BPO partners with an extensive operating history, an established global footprint, the financial strength to invest in innovation to deliver more strategic capabilities and the ability to scale and meet customer demands quickly. Given our financial stability, geographic presence in 24 countries and our significant investment in standardized technology and processes, we believe that clients select TeleTech because we can quickly ramp large, complex business processes around the globe in a short period of time while assuring a high-quality experience for their customers.

Our Competitive Strengths

Entering a business services outsourcing relationship is typically a long-term strategic commitment for companies. The outsourced processes are usually complex and require a high degree of customization and integration with a client’s core operations. Accordingly, our clients tend to enter long-term contracts which provide us with a more predictable revenue stream. In addition, for many of our clients we provide services for multiple of their unique programs across their many lines of business. We do provide certain client programs on a short-term basis. We have high levels of client retention due to our operational excellence and ability to meet our clients’ customer experience management objectives, as well as the significant transition costs required by our client to exit the relationship. Our client retention was 95% in 2011 and 90% in 2010, excluding the completion of the short-term government programs.

We believe that our clients select us due to our:

•      End-to-end suite of customer experience solutions, spanning strategic professional consulting, revenue generation, front and back office business process outsourcing, fully-hosted or managed technology and learning innovation services.

•      Ability to deliver multi-channel, technology-rich customer experience solutions to meet the demands of the rapidly changing profile of the customer and rising customer expectations.

•      Industry reputation and our position as one of the largest and most financially sound industry partners with 30 years of expertise in delivering complex customer experience management across targeted industries;

•      Ability to scale infrastructure and employees worldwide using globally deployed best practices to ensure a consistent, high-quality service;

•      Ability to optimize the performance of our workforce through proprietary hiring, training and performance optimization tools; and

•      Commitment to continued product and services innovation to further diversify our revenue and enhance the strategic capabilities of our clients.

As the complexity and technology required to deliver an exceptional customer experience increases, we continue to develop other innovative services that leverage our investment in a centralized and standardized delivery platform to meet our clients’ needs, and we believe that these solutions will represent a growing percentage of our future revenue.

These investments include our 2010 acquisition of a majority interest in Peppers & Rogers Group to further enhance our professional services capabilities and our 2011 acquisition of eLoyalty to enhance our systems integration and telephony and technology offerings. In addition, we have begun to offer cloud-based ‘hosted services’ where clients can license any aspect of our global network and proprietary applications. While the revenue from these offerings is small relative to our consolidated revenue, we believe it will continue to grow as these services become more widely adopted by our clients. We aim to further improve our competitive position by investing in a growing suite of new and innovative customer experience solutions across our targeted industries.

We believe that technological innovation, best operating practices and innovative human capital strategies that can scale globally are key elements to our continued industry leadership.

Technological Innovation

We have measurably transformed our technology platform by moving to a secure, private, 100% internet protocol (“IP”) based infrastructure. This transformation has enabled us to centralize and standardize our worldwide delivery capabilities resulting in improved quality of delivery for our clients along with lower capital and information technology (“IT”) operating costs.

The foundation of this platform is our four IP hosting centers known as TeleTech GigaPOPs®, which are located on three continents. These centers provide a fully integrated suite of voice and data routing, workforce management, quality monitoring, business analytic and storage capabilities. This enables anywhere to anywhere, real-time processing of our clients’ business needs from any location around the globe. This hub and spoke model enables us to provide our services at the lowest cost while increasing scalability, reliability, redundancy, asset utilization and the diversity of our service offerings.

To ensure high end-to-end security and reliability of this critical infrastructure, we monitor and manage the TeleTech GigaPOPs® 24 x 7, 365 days per year from several strategically located state-of-the-art global command centers as well as providing redundant, fail-over capabilities for each GigaPOP.

This platform is the foundation for new, innovative offerings including TeleTech OnDemandTM, TeleTech@Home and our suite of human capital solutions.

Our technology innovations have resulted in the filing of more than 20 intellectual property patent applications.

Globally Deployed Best Operating Practices

Globally deployed best operating practices assure that we can deliver a consistent, scalable, high-quality experience to our clients’ customers from any of our 58 delivery centers or work from home associates around the world. Standardized processes include our approach to attracting, screening, hiring, training, scheduling, evaluating, coaching and maximizing associate performance to meet our clients’ needs. We provide real-time reporting on performance across the globe to ensure consistency of delivery. In addition, this information provides valuable insight into what is driving customer inquiries, enabling us to proactively recommend process changes to our clients to optimize their customers’ experience.

With delivery centers in 17 countries, we believe this makes us one of the largest and most geographically diverse providers of customer experience solutions. We plan to selectively expand into other attractive delivery markets over time.

Of the 17 countries from which we provide customer experience solutions, 12 provide services for onshore clients including the U.S., Australia, Brazil, China, England, Germany, Ghana, New Zealand, Northern Ireland, Scotland, South Africa and Spain. The total number of workstations in these countries is 9,500, or 30% of our total delivery capacity.

The other five countries provide services, partially or entirely, for offshore clients including Argentina, Canada, Costa Rica, Mexico and the Philippines. The total number of workstations in these countries is 22,300, or 70% of our total delivery capacity.

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

Our Historical Financial Performance

Due to the global economic slowdown that began in late 2008, our revenue declined from $1.4 billion in 2008 to $1.2 billion in 2011 primarily as a result of:

•      lower client volumes;

•      elongated sales cycles;

•      the strengthening of the U.S. dollar relative to other currencies from which we derive revenue;

•      an increased pace of clients migrating certain work from onshore delivery centers to offshore delivery centers; and

•      our decision to proactively rationalize certain underperforming businesses and geographies out of our portfolio.

Despite this revenue decrease, we were able to maintain our operating margin from 7.8% in 2008 to 7.9% in 2011. This was achieved primarily as a result of:

•      our revenue diversification efforts into greater professional and technology-based services that have a higher margin;

•      aligning our capacity and workforce with the current business needs;

•      increased utilization of our delivery centers across a 24-hour period;

•      leveraging our global purchasing power; and

•      continued expansion of services provided from our geographically diverse delivery centers.

Our Future Growth Goals and Strategy

Our business strategy to grow and diversify our revenue, increase profitability and strengthen our industry position includes the following elements:

•      Capitalize on the favorable trends in the global outsourcing environment, which we believe will include more companies that want to:

-       Modify their approach to outsourcing based on total value delivered versus the lowest priced provider;

-      Seek a partner that can deliver strategic consulting and operational execution around customer-centric strategies;

-       Focus on partners who can offer fully integrated revenue generation solutions;

-       Address the growing complexity of managing multiple customer communication channels including voice, self service, email, chat and text;

-       Take advantage of cost efficiencies through the adoption of cloud-based or managed technology solutions: and

-       Consolidate outsourcing partners with those that have a solid financial position, adequate capital resources to sustain a long-term relationship and globally diverse delivery capabilities across a broad range of solutions;

•      Deepen and broaden existing client relationships;

•      Continue to diversify revenue into higher-margin offerings such as professional services, talent acquisition, learning innovation services and our managed technology offerings;

•      Win business with new clients and focus on end-to-end offerings in targeted industries, such as healthcare, retail and financial services, where we expect accelerating adoption of customer experience management;

•      Continue to invest in innovative proprietary technology and new business offerings;

•      Improve our operating margins through selected profit improvement initiatives;

•      Increase asset utilization of our globally diverse delivery centers by providing services during non-peak hours with minimal incremental investment;

•      Scale our work-from-home offering to increase operational flexibility; and

•      Selectively pursue acquisitions that extend our capabilities, geographic reach and/or industry expertise.

As we further develop and continue to scale our strategic business units, we are continually evaluating ways to maximize shareholder value, which may include the disposition of business units, in whole or in part, that could take the form of asset sales, mergers, sales of equity interests in our subsidiaries (privately or through a public offering) or the spin-off of equity interests of our subsidiaries to our shareholders.

Clients

In 2011, none of our clients exceeded 10% of our total annual revenue. Our top five and ten clients represented 37% and 56% of total revenue in 2011, respectively. We have experienced long-term relationships with our top five clients, ranging from five to 16 years, with the majority of these clients having completed multiple contract renewals with us.

Certain of our communications clients also provide us with telecommunication services through transactions that are negotiated at different times and with different legal entities. These clients currently represent approximately 14% of our total annual revenue. We believe each of these supplier contracts is negotiated on an arm’s length basis and that the terms are substantially the same as those that have been negotiated with unrelated vendors. Expenditures under these supplier contracts represent less than one percent of our total operating costs.

Competition

We compete primarily with the in-house customer experience management operations of our current and potential clients. We also compete with certain companies that provide BPO services including: Accenture Ltd.; Convergys Corporation; Genpact Limited, Sykes Enterprises Incorporated and Teleperformance, among others. We work with Accenture Ltd., Computer Sciences Corporation and IBM on a sub-contract basis and approximately 10% of our total revenue is generated from relationships with these system integrators.

We compete primarily on the basis of our 30 years of experience, our global locations, our quality and scope of services, our speed and flexibility of implementation, our technological expertise, and our total value delivered and contractual terms. A number of competitors may have different capabilities and resources than ours. Additionally, niche providers or new entrants could capture a segment of the market by developing new systems or services that could impact our market potential.

Seasonality

Historically, we experience a seasonal increase in revenue in the fourth quarter related to higher volumes from clients primarily in retail and other industries with seasonal businesses. Also, our operating margins in the first quarter are impacted by higher payroll-related taxes predominantly in our U.S. global workforce.

Employees

As of December 31, 2011, we had approximately 42,300 employees in 24 countries. Approximately 87% of these employees held full-time positions and 80% were located outside of the U.S. We have approximately 9,000 employees outside the U.S. and Canada covered by collective bargaining agreements. In most cases, the collective bargaining agreements are mandated under national labor laws. These collective bargaining agreements include employees in the following countries:

•	In Argentina, approximately 431 employees are covered by an industry-wide collective bargaining agreement with the Confederation of Commerce Employees that expires in April 2012;

•	In Brazil, approximately 1,200 employees are covered by industry-wide collective bargaining agreements with Sintratel and SintelMark that expire in January 2013;

•	In Mexico, we have approximately 5,000 employees covered by an industry-wide collective bargaining agreement with the Federacion Obrero Sindicalista that expires in January 2013;

•

In Spain, we have approximately 2,300 employees covered by industry-wide collective bargaining agreements with COMFIA-CCOO and FES-UGT that expired in December 2009 and are currently being renegotiated; and

•

In Australia, approximately 68 employees are covered by a collective agreement adopted by TeleTech International, Pty. Ltd. under the provisions of the Contract Call Centres Award 2010 that expires in August 2012.

We anticipate that these agreements will be renewed and that any renewals will not impact us in a manner materially different from all other companies covered by such industry-wide agreements. We believe that our relations with our employees and unions are satisfactory. We have not experienced any material work stoppages in our ongoing business.

Intellectual Property and Proprietary Technology

Our success is partially dependent upon certain proprietary technologies and core intellectual property. We have a number of pending patent applications in the U.S. and foreign countries. Our technology is also protected under copyright laws. Additionally, we rely on trade secret protection and confidentiality and proprietary information agreements to protect our proprietary technology. We and our subsidiaries have trademarks or registered trademarks in the U.S. and other countries, including TELETECH®, the TELETECH GLOBE Design, TELETECH GIGAPOP®, TELETECH GLOBAL VENTURES®, HIREPOINT®, IDENTIFY!®, IDENTIFY! PLUS®, WORKBOOTH®, TOTAL DELIVERED VALUE®, YOUR CUSTOMER MANAGEMENT PARTNER®, 1TO1®, PEPPERS AND ROGERS GROUP®, ELOYALTY® and the ELOYALTY Design. We believe that several of our trademarks are of material importance. Some of our proprietary technology is licensed to others under corresponding license agreements. Some of our technology is licensed from others. While our competitive position could be affected by our ability to protect our intellectual property, we believe that we have generally taken commercially reasonable steps to protect our intellectual property.

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

A large portion of our revenue is generated from a limited number of clients, and the loss of one or more of our clients could cause a reduction in our revenue and operating results

We rely on strategic, long-term relationships with large, global companies in targeted industries. As a result, we derive a substantial portion of our revenue from relatively few clients. Our five largest clients collectively represented 37% of revenue in 2011 and 39% of revenue in 2010. Our ten largest clients represented 56% of revenue in 2011 and 63% of revenue in 2010. We did not have a client that represented 10% of our revenue in either 2011 or 2010.

We believe that a substantial portion of our total revenue will continue to be derived from a relatively small number of our clients in the future. The contracts with our ten largest clients expire between 2012 and 2013. We have historically renewed most of our contracts with our largest clients. However, there is no assurance that any contracts will be renewed or, if renewed, will be on terms as favorable as the existing contracts. The volumes and profit margins of our most significant programs may decline and we may not be able to replace such clients or programs with clients or programs that generate comparable revenue and profits. The loss of all or part of a major client’s business could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our business may be affected by risks associated with international operations and expansion

An important component of our growth strategy is continued international expansion. There are certain risks inherent with conducting international business, including but not limited to:

•      Management of personnel overseas;

•      Longer payment cycles and/or difficulties in accounts receivable collections;

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

Our financial results may be impacted by foreign currency exchange risk

We serve an increasing number of our clients from delivery centers in other countries such as Argentina, Canada, Costa Rica, Mexico, and the Philippines. Contracts with these clients are typically priced, invoiced, and paid in U.S. dollars or other foreign currencies while the costs incurred to operate these delivery centers are denominated in the functional currency of the applicable operating subsidiary. Therefore, fluctuations between the currencies of the contracting and operating subsidiary present foreign currency exchange risks. In addition, because our financial statements are denominated in U.S. dollars, and approximately 29% of our revenue is derived from contracts denominated in other currencies, our results of operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

While we enter into forward and option contracts (collars) to hedge against the effect of exchange rate fluctuations, the foreign exchange exposure between the contracting and operating subsidiaries is not hedged 100%. Since the operating subsidiary assumes the foreign exchange exposure, its operating margins could decrease if the operating subsidiary’s currency strengthens against the contracting subsidiary’s currency. For example, our operating subsidiaries are at risk if their functional currency strengthens against the contracting subsidiary’s currency (typically the U.S. dollar). If the U.S. dollar devalues against the operating subsidiaries’ functional currency, the financial results of those operating subsidiaries and TeleTech (upon consolidation) will be negatively affected. While our hedging strategy effectively offsets a portion of these foreign currency changes, there can be no assurance that we will be able to continue to successfully hedge this foreign currency exchange risk or that the value of the U.S. dollar will not materially weaken. If we fail to manage our foreign currency exchange risk, our business, financial condition, results of operations and cash flows could be adversely affected.

We are subject to counterparty credit risk and market risk with respect to financial transactions with our financial institutions

The recent global economic and credit crisis weakened the creditworthiness of many financial institutions, and in some circumstances caused previously financially solvent financial institutions to file for bankruptcy.

The counterparties to our hedge transactions are financial institutions or affiliates of financial institutions, and we are subject to risks that these counterparties become insolvent and fail to perform their financial obligations under these hedge transactions. Our hedging exposure to counterparty credit risk is not secured by any collateral. If one or more of the counterparties to one or more of our hedge transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our primary exposure will depend on many factors but, generally, our credit exposure will depend on foreign exchange rate movements relative to the contracted foreign exchange rate and whether any gains result that are not realized due to a counterparty default. While all of our counterparty financial institutions were investment grade rated by the national rating agencies as of December 31, 2011, we can provide no assurances as to the financial stability or viability of any of our counterparties.

We also have a revolving credit facility with a syndicate of financial institutions, and interest rate swaps with counterparty banks, that were investment grade rated at December 31, 2011. We can provide no assurances as to the financial stability or viability of these financial and other institutions and their ability to fund their obligations when required under our agreements.

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements

Because we provide services to our clients’ customers, who reside in 90 countries, we are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, immigration, internal and disclosure control obligations, data privacy and labor relations. Violations of these regulations could result in liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our contractual and intellectual property rights, among other rights.

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

Our financial results and projections may be impacted by our ability to maintain and find new locations for our delivery centers in countries with stable wage rates

Our industry is labor-intensive and the majority of our operating costs relate to wages, employee benefits and employment taxes. As a result, our future growth is dependent upon our ability to find cost-effective locations in which to operate, both domestically and internationally. Some of our delivery centers are located in countries that have experienced rising standards of living, which may in turn require us to increase employee wages. In addition, approximately 9,000 employees outside the U.S. are covered by collective bargaining agreements. Although we anticipate that the terms of agreements will not impact us in a manner materially different than other companies located in these countries, we may not be able to pass increased labor costs on to our clients. There is no assurance that we will be able to find cost-effective locations. Any increases in labor costs may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Disruption to the Company’s supply chain for eLoyalty could adversely affect our eLoyalty business

Damage or disruption to the suppliers for the Company’s eLoyalty subsidiary or to the Company’s distribution capabilities due to weather, natural disaster, fire, terrorism, pandemic, strikes, or other reasons could impair eLoyalty’s ability to sell its products and services. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, could adversely affect the Company’s business or financial results.

Our business could be negatively impacted by security threats and other disruptions

Major equipment failures, natural disasters, including severe weather, terrorist acts, cyber attacks or other breaches of network or information technology security that affect our wireline and GigaPOP networks, including transport facilities, communications switches, routers, or other equipment or third-party owned local and long-distance networks on which we rely, could have a material adverse effect on our operations. These events could disrupt our operations, require significant resources, result in a loss of clients or impair our ability to attract new clients, which in turn could have a material adverse effect on our business, results of operations and financial condition.

The products and services utilized by us and our suppliers may infringe on intellectual property rights owned by others

Some of our products and services use intellectual property that we own. We also purchase products and services from suppliers, including device suppliers and service providers that incorporate or utilize intellectual property. We and some of our suppliers and service providers have received, and may receive in the future, assertions and claims from third parties that the products of software utilized by us or our suppliers and service providers infringe on the patents or other intellectual property rights of these third parties. These claims could require us or an infringing supplier or service provider to cease certain activities or to cease selling the relevant products and services. These claims and assertions also could subject us to costly litigation and significant liabilities for damages or royalty payments, or require us to cease certain activities or to cease selling certain products and services.

The intellectual property that we develop may not be unique or may become obsolete or outdated

Some of the intellectual property developed by us may not receive favorable treatment from the United States Patent and Trademark Office or similar foreign intellectual property adjudication and registration agencies. Intellectual property for which we have a patent pending status may not be granted a patent or may be determined to have been filed later than similar technologies products and services or may be determined to materially conflict with similar technologies, products and services. Technologies, products and services upon which we rely to provide services to our clients or which serve to differentiate our services from our competitors may become obsolete or outdated. All of these factors could in turn have a material adverse effect on our business, results of operations and financial condition.

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

•      The businesses or assets we acquire may fail to achieve the revenue and earnings we anticipated, causing us to incur additional debt to fund operations and to impair the assets from our acquisitions;

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

In addition, negotiation of potential acquisitions and the resulting integration of acquired businesses, products, or technologies, could divert management’s time and resources. Future acquisitions could cause us to issue dilutive equity or incur debt, contingent liabilities, additional amortization charges from intangible assets, asset impairment charges, or impairment charges for in-process research and development and other indefinite-lived intangible assets that could adversely affect our business, financial condition, results of operations and cash flows.

We face risks related to health epidemics, which could disrupt our business and have a material adverse effect on our financial condition and results of operations

Our business could be materially and adversely affected by health epidemics, including, but not limited to, outbreaks of the H1N1 influenza virus (commonly known as the “swine flu”), the avian flu, and severe acute respiratory syndrome (“SARS”). Outbreaks of SARS in 2003 and 2004 and the avian flu in 2006, 2007 and 2008 alarmed people around the world, raising issues pertaining to health and travel and undermining confidence in the world’s economy. More recently, cases of the H1N1 virus have been identified internationally, including confirmed human outbreaks and deaths. Any prolonged epidemic of the H1N1 virus, avian flu, SARS, or other contagious infection in the markets in which we do business may result in worker absences, lower asset utilization rates, voluntary closure of our offices and delivery centers, travel restrictions on our employees, and other disruptions to our business. Moreover, health epidemics may force local health and government authorities to mandate the closure of our offices and delivery centers. Any prolonged or widespread health epidemic could severely disrupt our business operations, result in a significant decrease in demand for our services, and have a material adverse effect on our financial condition, results of operations and cash flows.

The adoption and implementation of new statutory and regulatory requirements for derivative transactions could have an adverse impact on our ability to hedge risks associated with our business

We enter into forward and option contracts to hedge against the effect of foreign currency exchange rate fluctuations and interest rate fluctuations. The United States Congress has passed, and the President has signed into law, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”). The Financial Reform Act provides for new statutory and regulatory requirements for derivative transactions, including foreign currency and interest rate hedging transactions. The Financial Reform Act requires the Commodities Futures and Trading Commission to promulgate rules relating to the Financial Reform Act. Until the rules relating to the Financial Reform Act are established, we do not know how these regulations will affect us. The rules adopted by the Commodities Futures and Trading Commission may in the future impact our flexibility to execute strategic hedges to reduce foreign exchange and interest rate uncertainty and thus protect cash flows. In addition, the banks and other derivatives dealers who are our contractual counterparties will be required to comply with the Financial Reform Act’s new requirements. It is possible that the costs of such compliance will be passed on to customers such as ourselves.

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

You may suffer significant dilution as a result of our outstanding stock options and our equity incentive programs

We have adopted benefit plans for the compensation of our employees and directors under which restricted stock units (“RSUs”) and options to purchase our common stock have been and will continue to be granted. Options to purchase approximately 1.5 million shares of our common stock were outstanding at December 31, 2011, of which approximately 1.3 million shares were exercisable. RSUs representing approximately 2.5 million shares were outstanding at December 31, 2011, all of which were unvested. The large number of shares issuable upon exercise of our options and other equity incentive grants could have a significant depressing effect on the market price of our stock and cause dilution to the earnings per share of our common stock.

Our Chairman and Chief Executive Officer has control over all matters requiring action by our stockholders

Kenneth D. Tuchman, our Chairman and Chief Executive Officer, beneficially owns approximately 56.7% of our common stock. As a result, Mr. Tuchman could exercise control over all matters requiring action by our stockholders, including the election of our entire Board of Directors. Therefore, a change in control of our company could not be effected without his approval.

Our controls and procedures may not prevent or detect all errors or acts of fraud

Our management, including our CEO and CFO, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must consider the benefits of controls relative to their costs. Inherent limitations within a control system include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. While the design of any system of controls is to provide reasonable assurance of the effectiveness of disclosure controls, such design is also based in part upon certain assumptions about the likelihood of future events, and such assumptions, while reasonable, may not take into account all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be prevented or detected.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have not received written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2011 fiscal year that remain unresolved.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in Englewood, Colorado, which consists of approximately 264,000 square feet of owned office space. In addition to the delivery centers discussed below, we also have small sales and consulting offices in several countries around the world.

As of December 31, 2011, excluding delivery centers we have exited, we operated 58 delivery centers that are classified as follows:

•                  Multi-Client Center — We lease space for these centers and serve multiple clients in each facility;

•                  Dedicated Center — We lease space for these centers and dedicate the entire facility to one client; and

•                  Managed Center — These facilities are leased or owned by our clients and we staff and manage these sites on behalf of our clients in accordance with facility management contracts.

As of December 31, 2011, our delivery centers were located in the following countries:

	Multi-Client Centers	Dedicated Centers	Managed Centers	Total Number of Delivery Centers
Argentina	2	-	2	4
Australia	2	1	-	3
Brazil	1	-	-	1
Canada	3	-	1	4
China	-	-	1	1
Costa Rica	1	-	-	1
England	-	-	1	1
Germany	-	-	1	1
Ghana	1	-	-	1
Mexico	3	-	-	3
New Zealand	1	-	-	1
Northern Ireland	1	-	-	1
Philippines	14	-	-	14
Scotland	-	1	1	2
South Africa	-	-	1	1
Spain	5	-	-	5
United States of America	6	3	5	14
Total	40	5	13	58

The leases for our delivery centers have remaining terms ranging from one to seven years and generally contain renewal options, with the exception of one center which we have subleased thru the lease completion in 2021. We believe that our existing delivery centers are suitable and adequate for our current operations, and we have plans to build additional centers to accommodate future business.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we have been involved in claims and lawsuits, both as plaintiff and defendant, which arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed both probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, we believe that the disposition or ultimate resolution of such claims or lawsuits will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.  MINE SAFETY DISCLOSURES

We are not an operator, and we do not have any subsidiary that is an operator, of a coal or other mine.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TTEC.” The following table sets forth the range of the high and low sales prices per share of the common stock for the quarters indicated as reported on the NASDAQ Global Select Market:

	High	Low
Fourth Quarter 2011	$18.66	$14.10
Third Quarter 2011	$22.39	$14.18
Second Quarter 2011	$21.15	$17.31
First Quarter 2011	$23.46	$17.80

Fourth Quarter 2010	$22.00	$14.24
Third Quarter 2010	$15.33	$12.17
Second Quarter 2010	$18.13	$12.28
First Quarter 2010	$20.95	$16.64

As of December 31, 2011, we had approximately 496 holders of record of our common stock. We have never declared or paid any dividends on our common stock and we do not expect to do so in the foreseeable future.

Stock Repurchase Program

The Company has a stock repurchase program which was initially authorized by the Company’s Board of Directors in November 2001. The Board periodically authorizes additional increases to the program. As of December 31, 2011, the cumulative authorized repurchase allowance was $462.3 million, of which we have purchased 32.2 million shares for $430.6 million. As of December 31, 2011, the remaining allowance under the program was approximately $31.7 million. For the period from January 1, 2012 through February 23, 2012, we have purchased an additional 0.2 million shares for $2.4 million. The stock repurchase program does not have an expiration date.

Issuer Purchases of Equity Securities During the Fourth Quarter of 2011

The following table provides information about our repurchases of equity securities during the quarter ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands)
September 30, 2011				$36,991
October 1, 2011 - October 31, 2011	165,089	$15.34	165,089	$34,457
November 1, 2011 - November 30, 2011	8,400	$16.04	8,400	$34,322
December 1, 2011 - December 31, 2011	165,300	$16.08	165,300	$31,663
Total	338,789		338,789

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2011, the number of shares of our common stock to be issued upon exercise of outstanding options, RSUs, warrants and rights, the weighted-average exercise price of outstanding options, warrants and rights, and the number of securities available for future issuance under equity-based compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, RSUs, Warrants and Rights (a)		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	4,009,380	(1)	$12.48	(2)	2,858,354

Equity compensation plans not approved by security holders	-		$-		-

Total	4,009,380				2,858,354

(1)      Includes options to purchase 1,462,508 shares and 2,546,872 RSUs issued under our equity incentive plans.

(2)      Weighted average exercise price of outstanding stock options; excludes RSUs, which have no exercise price.

Stock Performance Graph

The graph depicted below compares the performance of TeleTech common stock with the performance of the NASDAQ Composite Index; the Russell 2000 Index; and customized peer group over the period beginning on December 31, 2006 and ending on December 31, 2011. We have chosen a “Peer Group” composed of Convergys Corporation (NYSE: CVG), Genpact Limited (NYSE: G), Sykes Enterprises, Incorporated (NASDAQ: SYKE) and Teleperformance (NYSE Euronext: RCF). We believe that the companies in the Peer Group are relevant to our current business model, market capitalization and position in the overall BPO industry.

The graph assumes that $100 was invested on December 31, 2006 in our common stock and in each comparison index, and that all dividends were reinvested. We have not declared any dividends on our common stock. Stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among TeleTech Holdings, Inc., The NASDAQ Composite Index,

The Russell 2000 Index, And A Peer Group

	December 31,
	2006	2007	2008	2009	2010	2011
TeleTech Holdings, Inc.	$100	$89	$35	$84	$86	$68
NASDAQ Composite	$100	$110	$66	$95	$112	$111
Russell 2000	$100	$98	$65	$83	$105	$101
Peer Group	$100	$83	$49	$75	$78	$68

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the related notes appearing elsewhere in this Form 10-K (amounts in thousands except per share amounts).

	Year Ended December 31,
	2011		2010		2009		2008		2007
Statement of Operations Data
Revenue	$1,179,388	(1)	$1,094,906		$1,167,915		$1,400,147		$1,369,632
Cost of services	(848,362)		(789,697)		(820,517)		(1,024,451)	(9)	(1,001,459)	(9)
Selling, general and administrative	(188,802)		(165,812)		(180,039)		(199,495)		(207,528)
Depreciation and amortization	(44,889)		(50,218)		(56,991)		(59,166)		(55,953)
Other operating expenses	(3,881)	(2)	(15,434)	(5)	(9,659)	(8)	(8,077)	(10)	(22,904)	(12)
Income from operations	93,454		73,745		100,709		108,958		81,788

Other income (expense)	(1,900)		8,224	(6)	2,334		(4,354)		(6,437)	(13)

Provision for income taxes	(13,279)	(3)	(28,431)	(7)	(27,477)		(27,269)	(11)	(19,562)
Noncontrolling interest	(4,101)		(3,664)		(3,812)		(3,588)		(2,686)
Net income attributable to TeleTech stockholders	$74,174		$49,874		$71,754		$73,747		$53,103

Weighted average shares outstanding
Basic	56,669		60,361		62,891		68,208		70,228
Diluted	57,963		61,792		64,238		69,578		72,638

Net income per share attributable to TeleTech stockholders
Basic	$1.31		$0.83		$1.14		$1.08		$0.76
Diluted	$1.28		$0.81		$1.12		$1.06		$0.73

Balance Sheet Data
Total assets	$746,978	(4)	$660,623		$640,167		$668,942		$760,295
Total long-term liabilities	$106,720	(4)	$33,554		$38,300		$127,949		$118,729

(1)	Includes $80.0 million in revenue generated by PRG and eLoyalty.
(2)	Includes $3.6 million expense related to reductions in force, $0.1 million expense related to facilities exit charges, and $0.2 million expense related to the impairment of property and equipment.
(3)

Includes an $8.6 million expense related to the adverse decision by the Canada Revenue Agency regarding the Company’s request for relief from double taxation, an $11.7 million benefit related to the Company’s mediated settlement with the IRS related to U.S. tax refund claims, a $1.4 million benefit related to the 2010 foreign earnings repatriation, and $0.2 million benefit for other discrete items.

(4)

The Company spent $38.0 million for the acquisition of eLoyalty through an increase in borrowings on its line of credit. Upon acquisition of eLoyalty, the Company acquired $64.1 million in assets and assumed $26.1 million in liabilities ($22.7 million in long-term liabilities).

(5)	Includes $13.1 million expense related to reductions in force; $0.4 million expense related to facility exit charges; and a $2.0 million expense related to the impairment of property and equipment.
(6)	Includes a $5.9 million gain due to the settlement of a Newgen legal claim.

(7)

Includes a $5.6 million expense related to repatriation of $105 million of foreign earnings previously considered permanently invested outside the U.S., an increase of $2.5 million in the U.S. deferred tax liability related to foreign tax assets that can no longer offset taxable income in more than one jurisdiction, an increase of $6.6 million in the deferred tax valuation allowance, and a $2.3 million tax expense related to the legal settlement included in Other income (expense) (as discussed above), offset by a $4.0 million benefit related to foreign tax planning strategies associated with the Company’s international operations.

(8)

Includes $5.5 million expense related to reductions in force; $0.6 million expense related to facility exit charges; $1.0 million benefit related to the revised estimates of facility exit charges; and a $4.6 million expense related to the impairment of property and equipment.

(9)

Includes $14.6 million and $11.5 million for 2008 and 2007, respectively, for costs incurred for the Company’s review of its equity-based compensation practices and restatement of the Consolidated Financial Statements.

(10)	Includes $3.2 million expense related to reductions in force; $2.8 million expense related to facility exit charges; and a $2.0 million expense related to the impairment of property and equipment.
(11)	Includes benefits due to the reversal of income tax valuation allowances of $3.9 million for the year 2008.
(12)

Includes $13.4 million expense related to the impairment of goodwill; $2.4 million expense related to the impairment of property and equipment; $3.7 million expense related to reductions in force; and $3.4 million expense related to facility exit charges.

(13)	Includes a net $0.9 million benefit related to the sale of assets and a $2.2 million benefit related to the execution of a software and intellectual property license agreement.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Executive Summary

TeleTech is one of the largest and most geographically diverse global providers of customer experience strategy, technology and business process outsourcing solutions. We have a 30-year history of designing, building, implementing and managing superior customer experiences across the customer lifecycle in order to maximize revenue, increase brand loyalty and optimize business processes. By delivering a high-quality customer experience through the effective integration of customer-facing, front-office processes with internal back-office processes, we enable our clients to better serve, grow and retain their customer base. We support more than 450  unique programs for approximately 175 global clients, many of whom are included in the Global 1000, which are the world’s largest companies based on market capitalization, in the automotive, broadband, cable, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel, and wireline and wireless communication industries.

Our fully integrated suite of technology-enabled customer-centric services span:

•                  Professional Services. Leveraging our proprietary, data-driven methodology, our team of management consultants partner with clients to build the business case and design the roadmap for implementing a customer-centric business strategy. We utilize highly sophisticated customer analytics to create technology-enabled, multi-channel interaction strategies to optimize and personalize the customer experience, increase brand loyalty and help clients achieve their business and financial objectives.

•                  Revenue Generation. Through our data-driven sales and marketing capabilities we help our clients improve revenue and profitability by targeting new or underpenetrated markets and maximizing the revenue potential of each customer. We deliver more than $1 billion in annual revenue for our clients via more than 8,000 TeleTech-designed and managed client-branded e-commerce websites. We also process more than three terabytes of customer data daily to create and implement sophisticated customer targeting and segmentation strategies to maximize customer acquisition, retention and growth.

•                  Customer Innovation Solutions. We redesign and manage clients’ front-office processes to deliver just-in-time, personalized, multi-channel customer experiences. Leveraging our highly trained customer experience professionals within our onshore and offshore delivery centers as well as our TeleTech@Home work-from-home agents, our solutions integrate voice, chat, e-mail, ecommerce and social media to optimize the customer experience for our clients.

•                  Enterprise Innovation Solutions. We redesign and manage clients’ back-office processes, such as administration, finance, accounting, logistics and distribution, to significantly advance clients’ abilities to obtain a customer-centric view of their relationships, and maximize operating efficiencies. Our delivery of integrated business processes via on our onshore, offshore or work-from-home customer experience professionals reduces operating costs and allows customer needs to be met more quickly and efficiently, resulting in higher customer satisfaction and brand loyalty and an improved competitive position.

•                  Managed Technology Solutions. We offer software and infrastructure as a service on a fully hosted basis. In addition, we provide the design, implementation and ongoing management of clients’ premise-based delivery center environments to enable companies to deliver a superior customer experience across all touch points on a global scale with higher quality, lower costs and reduced risk.

•                  Learning Innovation Training Solutions. We offer workforce training services via a blended methodology which includes virtual job-simulation environments, eLearning courses, interactive social media networking and collaboration, as well as intuitive 3D and game-based learning courses to increase speed to proficiency, improve employee engagement and retention while also lowering training expenses.

•                  Data Analytics. We offer and underpin all of the above solutions with a robust data analytics capability to provide real time and actionable customer insight regarding how to grow revenue, reduce customer churn, and maximize operating efficiencies.

Revenue in 2011 increased over the prior year due to a net increase in existing client programs, the addition of 41 new clients, and the November 2010 acquisition of Peppers & Rogers Group and the May 2011 acquisition of eLoyalty Corporation. We believe that our revenue will grow over the long-term as global demand for our services is fueled by the following trends:

•                  Increased focus on the customer experience. Given the strong correlation between customer satisfaction and improved profitability, we believe that more companies are increasingly focused on selecting outsourcing partners, such as TeleTech, that can deliver strategic solutions across a continuum of capabilities that are designed to grow revenue and optimize the customer experience versus merely reduce costs.

•                  Focus on partners who can offer multi-channel, technology-rich customer experience solutions. The rapidly changing profile of the customer and rising customer expectations are driving increased demand for personalized and seamlessly integrated multi-channel solutions that incorporate mobile devices, self-service and human-assisted channels while embedding data-driven customer insights.

•                  Focus on partners who can offer fully integrated revenue generation solutions. A focus on partners who can offer fully integrated revenue generation solutions to maximize the revenue and profitability potential of each customer, improve customer acquisition, retention and growth and target new or underpenetrated markets.

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

•                  Increasing percentage of company operations being outsourced to most capable third-party partners. Having experienced success with outsourcing a portion of their business processes, companies are increasingly inclined to outsource a larger percentage of this work. We believe companies will continue to consolidate their business processes with third-party partners, such as TeleTech, who are financially stable and able to invest in their business while also demonstrating an extensive global operating history and an ability to cost effectively scale to meet their evolving needs.

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

•                  Focus on speed-to-market by companies launching new products or entering new geographic locations. As companies broaden their product offerings and seek to enter new emerging markets, they are looking for outsourcing partners that can provide speed-to-market while reducing their capital and operating risk. To achieve these benefits, companies are seeking BPO partners with an extensive operating history, an established global footprint, the financial strength to invest in innovation to deliver more strategic capabilities and the ability to scale and meet customer demands quickly. Given our financial stability, geographic presence in 23 countries and our significant investment in standardized technology and processes, we believe that clients select TeleTech because we can quickly ramp large, complex business processes around the globe in a short period of time while assuring a high-quality experience for their customers.

Our Strategy

Our objective is to become the world’s largest, most technologically advanced and innovative provider of customer-centric customer experience solutions. Companies within the Global 1000 are our primary client targets due to their size, global reach, and desire for a partner who can quickly and efficiently offer an end-to-end suite of fully-integrated, globally scalable solutions. We have developed, and continue to invest in, a broad set of technological and geographical capabilities designed to serve this growing client need. These investments include our 2010 acquisition of a majority interest in Peppers & Rogers Group to further enhance our professional services capabilities and our 2011 acquisition of eLoyalty to enhance our systems integration and telephony and technology offerings. In addition, we have begun to offer cloud-based ‘hosted services’ where clients can license any aspect of our global network and proprietary applications. While the revenue from these offerings is small relative to our consolidated revenue, we believe it will continue to grow as these services become more widely adopted by our clients. We aim to further improve our competitive position by investing in a growing suite of new and innovative business process services across our targeted industries.

Our business strategy to grow and diversify our revenue, increase profitability and strengthen our industry position includes the following elements:

•                Capitalize on the favorable trends in the global outsourcing environment, which we believe will include more companies that want to:

-                    Modify their approach to outsourcing based on total value delivered versus the lowest priced provider;

-                  Seek a partner that can deliver strategic consulting and operational execution around customer-centric strategies;

-                    Focus on partners who can offer fully integrated revenue generation solutions;

-                    Address the growing complexity of managing multiple customer communication channels, including voice, self service, email, chat and text;

-                    Take advantage of cost efficiencies through the adoption of cloud-based or managed technology solutions;

-                   Consolidate outsourcing partners with those that have a solid financial position, adequate capital resources to sustain a long-term relationship and globally diverse delivery capabilities across a broad range of solutions; and

-                    Take advantage of cost efficiencies through the adoption of cloud-based technology solutions.

•                  Deepen and broaden existing client relationships;

•                 Continue to diversify revenue into higher-margin offerings such as professional services, revenue generation, talent acquisition, learning innovation services and our managed technology offerings;

•                  Win business with new clients and focus on end-to-end offerings in targeted industries, such as healthcare, retail and financial services, where we expect accelerating adoption of customer experience management;

•                  Continue to invest in innovative proprietary technology and new business offerings;

•                  Improve our operating margins through selective profit improvement initiatives;

•                  Increase asset utilization of our globally diverse delivery centers by providing services during non-peak hours with minimal incremental investment;

•                  Scale our work-from-home offering to increase operational flexibility; and

•                  Selectively pursue acquisitions that extend our capabilities, geographic reach and/or industry expertise.

As we further develop and continue to scale our strategic business units, we are continually evaluating ways to maximize shareholder value, which may include the disposition of business units, in whole or in part, that could take the form of asset sales, mergers, sales of equity interests in our subsidiaries (privately or through a public offering) or the spin-off of equity interests of our subsidiaries to our shareholders.

Our 2011 Financial Results

In 2011, our revenue increased 7.7% to $1,179 million over the 2010 year, which included an increase of 2.2% or $23.6 million due to fluctuations in foreign currency rates. This revenue increase was due to an increase in existing client programs, the addition of 41 new clients, and the 2010 acquisition of Peppers & Rogers Group and the 2011 acquisition of eLoyalty Corporation. Our income from operations increased 26.7% to $93.5 million or 7.9% of revenue in 2011 from $73.7 million or 6.7% of revenue in 2010. Income from operations in 2011 included $3.7 million and $0.2 million of restructuring charges and asset impairments, respectively.

Our offshore delivery centers serve clients based both in North America and in other countries. Our offshore delivery capacity spans five countries with 22,300 workstations and currently represents 70% of our global delivery capabilities. Revenue from services provided in these offshore locations was $517.8 million and represented 47% of our total revenue for 2011, excluding revenue from the two acquisitions, as compared to $492.6 million and 45% of our total revenue for 2010.

Our cash flow from operations allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows. At December 31, 2011, we had $156.4 million of cash and cash equivalents, total debt of $66.4 million, and a total debt to total capitalization ratio of 12.4%. During 2011, we repurchased 3.4 million shares of our common stock for $63.7 million under the stock repurchase program. Since inception of the program through December 31, 2011, the Board has authorized the repurchase of shares up to an aggregate value of $462.3 million, of which we have purchased 32.2 million shares for $430.6 million. As of December 31, 2011, we held 31.0% of our outstanding shares of common stock in treasury.

Business Overview

Our business provides customer experience strategy, technology and business process outsourcing solutions for a variety of industries through our global delivery centers. Our North American BPO segment is comprised of sales to all clients based in North America (encompassing the U.S. and Canada), while our International BPO segment is comprised of sales to all clients based in all countries outside of North America.

See Note 3 to the Consolidated Financial Statements for additional discussion regarding the preparation of our segment information.

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

We have historically experienced annual attrition of existing client programs of approximately 5% to 12% of our revenue. Attrition of existing client programs during 2011 and 2010 was 5% and 10%, respectively.

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

We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of December 31, 2011, the overall capacity utilization in our multi-client centers was 72%. The table below presents workstation data for our multi-client centers as of December 31, 2011 and 2010. Dedicated and Managed Centers (2,761 and 3,125 workstations, at December 31, 2011 and 2010, respectively) are excluded from the workstation data as unused workstations in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	December 31, 2011			December 31, 2010

	Total Production Workstations	In Use	% In Use	Total Production Workstations	In Use	% In Use

Multi-client centers
Sites open >1 year	27,443	20,449	75%	29,011	20,375	70%
Sites open <1 year	1,604	327	20%	792	509	64%
Total multi-client centers	29,047	20,776	72%	29,803	20,884	70%

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

Revenue Recognition

We recognize revenue when evidence of an arrangement exists, the delivery of service has occurred, the fee is fixed or determinable and collection is reasonably assured. The BPO inbound and outbound service fees are based on either a per minute, per hour, per transaction or per call basis. Certain client programs provide for adjustments to monthly billings based upon whether we achieve, exceed or fail certain performance criteria. Adjustments to monthly billings consist of contractual bonuses/penalties, holdbacks and other performance based contingencies. Revenue recognition is limited to the amount that is not contingent upon delivery of future services or meeting other specified performance conditions.

Revenue also consists of services for agent training, program launch, professional consulting, fully-hosted or managed technology and learning innovation services. These service offerings may contain multiple element arrangements whereby we determine if those service offerings represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value, and where return rights exist, delivery or performance of the undelivered items is considered probable and substantially within our control. If those deliverables are determined to be separate units of accounting, revenue is recognized as services are provided. If those deliverables are not determined to be separate units of accounting, revenue for the delivered services are bundled into one unit of accounting and recognized over the life of the arrangement or at the time all services and deliverables have been delivered and satisfied. We allocate revenue to each of the deliverables based on a selling price hierarchy of vendor specific objective evidence (“VSOE”), third-party evidence, and then estimated selling price. VSOE is based on the price charged when the deliverable is sold separately. Third-party evidence is based on largely interchangeable competitor services in standalone sales to similarly situated customers. Estimated selling price is based on our best estimate of what the selling prices of deliverables would be if they were sold regularly on a standalone basis. Estimated selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies, service offerings, and customer classifications. Once we allocate revenue to each deliverable, we recognize revenue when all revenue recognition criteria are met.

Periodically, we will make certain expenditures related to acquiring contracts or provide up-front discounts for future services. These expenditures are capitalized as Contract Acquisition Costs and amortized in proportion to the expected future revenue from the contract, which in most cases results in straight-line amortization over the life of the contract. Amortization of these costs is recorded as a reduction to revenue.

Income Taxes

Accounting for income taxes requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the Consolidated Financial Statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be recovered from future projected taxable income.

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

Interest and penalties relating to income taxes and uncertain tax positions are accrued net of tax in Provision for income taxes in the accompanying Consolidated Statements of Operations and Comprehensive Income.

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

Goodwill and Indefinite-Lived Intangible Assets

We evaluate goodwill and indefinite-lived intangible assets for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An intangible asset with an indefinite life (a trade name) is evaluated for possible impairment by comparing the fair value of the asset with its carrying value. Fair value is estimated as the discounted value of future revenues arising from a trade name using a royalty rate that an independent party would pay for use of that trade name. An impairment charge is recorded if the trade name’s carrying value exceeds its estimated fair value.

We use a three step process to assess the realizability of goodwill based on recently adopted accounting guidance. The first step, Step 0, is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, we analyze changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there would be a significant decline to the fair value of a particular reporting unit. A qualitative assessment also includes analyzing the excess fair value of a reporting unit over its carrying value from impairment assessments performed in previous years. If the qualitative assessment indicates a stable or improved fair value, no further testing is required.

If a qualitative assessment indicates that a significant decline to fair value of a reporting unit is more likely than not, or if a reporting unit’s fair value has historically been closer to its carrying value, we will proceed to Step 1 testing where we calculate the fair value of a reporting unit based on discounted future probability-weighted cash flows. If Step 1 indicates that the carrying value of a reporting unit is in excess of its fair value, we will proceed to Step 2 where the fair value of the reporting unit will be allocated to assets and liabilities as they would in a business combination. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value calculated in Step 2.

We estimate fair value using discounted cash flows of the reporting units. The most significant assumptions used in these analyses are those made in estimating future cash flows. In estimating future cash flows, we use financial assumptions in our internal forecasting model such as projected capacity utilization, projected changes in the prices we charge for our services, projected labor costs, as well as contract negotiation status. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate. We use a discount rate we consider appropriate for the country where the business unit is providing services. As of December 31, 2011, the Company’s assessment of goodwill impairment indicated that the fair values of the Company’s reporting units were substantially in excess of their estimated carrying values, and therefore goodwill in the reporting units was not impaired. If actual results are less than the assumptions used in performing the impairment test, the fair value of the reporting units may be significantly lower, causing the carrying value to exceed the fair value and indicating an impairment has occurred.

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

Fair Value Measurement

We determine the fair value of our various assets and liabilities based on a framework which measures fair value. The framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. We utilize market data or assumptions that we believe market participants would use in pricing the asset or liability, assumptions about counterparty credit risk, including the ability of each party to execute its obligation under the contract, and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable.

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

Level 3

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs. At each balance sheet date, we perform an analysis of all instruments subject to fair value measurements and include in Level 3 all of those whose fair value is based on significant unobservable inputs.

Derivatives

We enter into foreign exchange forward and option contracts to reduce our exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue in non-functional currencies. We enter into interest rate swaps to reduce our exposure to interest rate fluctuations on our variable rate debt.  Upon proper qualification, these contracts are accounted for as cash flow hedges under current accounting standards.  From time-to-time, we also enter into foreign exchange forward contracts to hedge our net investment in a foreign operation.

All derivative financial instruments are reported in the accompanying Consolidated Balance Sheets at fair value. Changes in fair value of derivative instruments designated as cash flow hedges are recorded in Accumulated other comprehensive income (loss), a component of Stockholders’ Equity, to the extent they are deemed effective. Based on the criteria established by current accounting standards, all of our cash flow hedge contracts are deemed to be highly effective. Changes in fair value of any net investment hedge are recorded in cumulative translation adjustment in Accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets offsetting the change in cumulative translation adjustment attributable to the hedged portion of our net investment in the foreign operation. Any realized gains or losses resulting from the foreign currency cash flow hedges are recognized together with the hedged transactions within Revenue. Any realized gains or losses resulting from the interest rate swaps are recognized in interest income(expense).  Gains and losses from the settlements of our net investment hedge remain in Accumulated other comprehensive income (loss) until partial or complete liquidation of the applicable net investment.

We also enter into fair value derivative contracts to reduce our exposure to foreign currency exchange rate fluctuations associated with changes in asset and liability balances. Changes in the fair value of derivative instruments designated as fair value hedges affect the carrying value of the asset or liability hedged, with changes in both the derivative instrument and the hedged asset or liability being recognized in Other income (expense), net in the accompanying Consolidated Statements of Operations and Comprehensive Income.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (amounts in thousands):

	Year Ended December 31,
	2011		2010	2009
Net cash provided by operating activities	$113,799		$134,455	$160,672
Less: Purchases of property, plant and equipment	38,310	(1)	26,800	24,188	(1)
Free cash flow	$75,489		$107,655	$136,484

(1)      Purchases of property, plant and equipment for the years ended December 31, 2011, 2010, and 2009 are net of proceeds from a government grant of $0.4 million, zero, and $0.8 million, respectively.

We discuss factors affecting free cash flow between periods in the “Liquidity and Capital Resources” section below.

RESULTS OF OPERATIONS

Year Ended December 31, 2011 Compared to December 31, 2010

The following tables are presented to facilitate Management’s Discussion and Analysis. The following table presents results of operations by segment for the years ended December 31, 2011 and 2010 (dollar amounts in thousands):

	Year Ended December 31,

	2011	% of Revenue	2010	% of Revenue	$ Change	% Change

Revenue
North American BPO	$832,414		$824,265		$8,149	1.0%
International BPO	346,974		270,641		76,333	28.2%
	$1,179,388		$1,094,906		$84,482	7.7%

Cost of services
North American BPO	$586,808	70.5%	$572,413	69.4%	$14,395	2.5%
International BPO	261,554	75.4%	217,284	80.3%	44,270	20.4%
	$848,362	71.9%	$789,697	72.1%	$58,665	7.4%

Selling, general and administrative
North American BPO	$127,244	15.3%	$119,845	14.5%	$7,399	6.2%
International BPO	61,558	17.7%	45,967	17.0%	15,591	33.9%
	$188,802	16.0%	$165,812	15.1%	$22,990	13.9%

Depreciation and amortization
North American BPO	$33,347	4.0%	$38,652	4.7%	$(5,305)	-13.7%
International BPO	11,542	3.3%	11,566	4.3%	(24)	-0.2%
	$44,889	3.8%	$50,218	4.6%	$(5,329)	-10.6%

Restructuring charges, net
North American BPO	$2,358	0.3%	$8,206	1.0%	$(5,848)	-71.3%
International BPO	1,293	0.4%	5,270	1.9%	(3,977)	-75.5%
	$3,651	0.3%	$13,476	1.2%	$(9,825)	-72.9%

Impairment losses
North American BPO	$(38)	0.0%	$1,387	0.2%	$(1,425)	-102.7%
International BPO	268	0.1%	571	0.2%	(303)	-53.1%
	$230	0.0%	$1,958	0.2%	$(1,728)	-88.3%

Income (loss) from operations
North American BPO	$82,695	9.9%	$83,762	10.2%	$(1,067)	-1.3%
International BPO	10,759	3.1%	(10,017)	-3.7%	20,776	207.4%
	$93,454	7.9%	$73,745	6.7%	$19,709	26.7%

Other income (expense), net	$(1,900)	-0.2%	$8,224	0.8%	$(10,124)	-123.1%

Provision for income taxes	$(13,279)	-1.1%	$(28,431)	-2.6%	$15,152	53.3%

Revenue

Revenue for the North American BPO segment for 2011 compared to 2010 was $832.4 million and $824.3 million, respectively. The increase in revenue for the North American BPO segment was due to a net increase of $137.3 million related to increases in client programs and the acquisition of eLoyalty, and a $1.7 million increase due to realized gains on cash flow hedges and positive changes in foreign currency translation, offset by a net decrease in short-term government programs of $80.0 million along with program completions of $50.9 million.

Revenue for the International BPO segment for 2011 compared to 2010 was $347.0 million and $270.6 million, respectively. The increase in revenue for the International BPO segment was due to a net increase of $58.0 million related to increases in client programs and the acquisition of Peppers & Rogers Group (“PRG”), and positive changes in foreign exchange translation of $21.9 million, offset by program completions of $3.5 million.

Our offshore delivery capacity represented 70% of our global delivery capabilities at December 31, 2011. Revenue from services provided in these offshore locations was $517.8 million and represented 47% of our revenue for 2011, excluding revenue from the two acquisitions, as compared to $492.6 million or 45% of revenue for 2010.

Cost of Services

Cost of services for the North American BPO segment for 2011 compared to 2010 was $586.8 million and $572.4 million, respectively. Cost of services as a percentage of revenue in the North American BPO segment increased compared to the prior year. In absolute dollars the increase was due to a $15.9 million increase in technology costs primarily related to the acquisition of eLoyalty, and a $11.6 million increase in employee related expenses due to increase volumes in existing programs and the acquisition of eLoyalty offset partially by a net decrease in short-term government programs and other program completions. This increase was partially offset by a $6.6 million decrease in telecommunications expenses primarily associated with a short-term government program that ended in 2010, a $1.9 million decrease in deferred training costs, a $0.9 million decrease for facility and occupancy expenses and a $3.7 million net decrease in other expenses.

Cost of services for the International BPO segment for 2011 compared to 2010 was $261.6 million and $217.3 million, respectively. Cost of services as a percentage of revenue in the International BPO segment decreased compared to the prior year. In absolute dollars the increase was due to a $42.9 million increase in employee related expenses due to a net increase in existing client volumes, new programs and the acquisition of PRG, a $2.6 million increase in facilities and occupancy expenses, offset by a $1.2 million net decrease in other expenses.

Selling, General and Administrative

Selling, general and administrative expenses for the North American BPO segment for 2011 compared to 2010 were $127.2 million and $119.8 million, respectively. The expenses increased in both absolute dollars and as a percentage of revenue. The increase in absolute dollars reflected an increase in employee related expenses of $12.7 million due to an increase in salaries, incentive and equity compensation and the acquisition of eLoyalty. This increase is offset in part by a $1.5 million decrease in telecommunication expenses, a $0.8 million decrease in insurance expenses, a $0.8 million decrease in external professional fees, and a $2.2 million net decrease in other expenses.

Selling, general and administrative expenses for the International BPO segment for 2011 compared to 2010 were $61.6 million and $46.0 million, respectively. The expenses increased in both absolute dollars and as a percentage of revenue. The increase in absolute dollars reflected an increase in employee related expenses of $15.2 million due to an increase in salaries, incentives and equity compensation expense and the acquisition of PRG, and a $0.4 million net increase in other expenses.

Depreciation and Amortization

Depreciation and amortization expense on a consolidated basis for 2011 and 2010 was $44.9 million and $50.2 million, respectively. For the North American BPO segment, the depreciation expense decreased both in absolute value and as a percentage of revenue as compared to the prior year. This decrease in value was due to restructuring activities and delivery center closures which have better aligned our capacity to our operational needs, and asset impairments recorded during 2010 resulting in the reduction of long-lived assets utilized, thereby reducing depreciation expense. For the International BPO segment, depreciation expense remained constant in absolute value while decreasing as a percentage of revenue as compared to the prior year. This change in value was due to a decrease in capital expenditures, restructuring activities and delivery center closures which have better aligned our capacity to our operational needs, offset by increases related to additional amortization expense of customer relationships from the recent acquisition.

Restructuring Charges

During 2011, we recorded a net $3.7 million of restructuring charges compared to $13.5 million in 2010. During both 2011 and 2010, we undertook reductions in both our North American BPO and the International BPO segments to better align our capacity and workforce with the current business needs. In 2011, we recorded $3.6 million in severance related expenses, and $0.1 million in delivery center closure costs in both the North American BPO and the International BPO segments. During 2010, we recorded $13.1 million in severance related expenses and $0.4 million in delivery center closure costs in both the North American BPO and the International BPO segments.

Impairment Losses

During 2011, we recorded $0.2 million of impairment charges compared to $2.0 million of impairment charges in 2010. In both 2011 and 2010, these impairment charges related to the reduction of the net book value of certain leasehold improvements in both the North American BPO and the International BPO segments.

Other Income (Expense)

For 2011, interest income increased to $3.1 million from $2.1 million in 2010, primarily due to higher cash and cash equivalent balances. Interest expense increased to $5.1 million during 2011 from $3.2 million during 2010. This increase was due to a higher outstanding balance on our credit facility. Other income (expense) decreased during 2011 as a result of the 2010 settlement of a Newgen Results Corporation legal claim which resulted in a gain of $5.9 million in 2010 (see Note 23 to the accompanying Notes to the Consolidated Financial Statements).

Income Taxes

The effective tax rate for 2011 was 14.5% as compared to an effective tax rate of 34.7% in 2010. The 2011 effective tax rate was negatively influenced by an adverse decision by the Canada Revenue Agency regarding the Company’s request for relief from double taxation, and benefitted from a mediated settlement with the IRS related to U.S. tax refund claims, a reduction in the incremental U.S. tax expense (versus the estimate recorded in the fourth quarter of 2010) related to the Company’s 2010 repatriation of $105 million of foreign earnings, earnings reported in international jurisdictions currently under an income tax holiday, and the distribution of income between the U.S. and international tax jurisdictions. Without the $8.7 million expense related to the adverse decision by the Canada Revenue Agency regarding the Company’s request for relief from double taxation, the $11.7 million benefit related to the Company’s mediated settlement with the IRS related to U.S. tax refund claims, the $1.4 million benefit related to the foreign earnings repatriation, and $0.3 million benefit for other discrete items recognized during the period, the Company’s effective tax rate for 2011 would have been 19.7%.

Year Ended December 31, 2010 Compared to 2009

The following table presents results of operations by segment for the years ended December 31, 2010 and 2009 (amounts in thousands):

	Year Ended December 31,

	2010	% of Revenue	2009	% of Revenue	$ Change	% Change

Revenue
North American BPO	$824,265		$886,738		$(62,473)	-7.0%
International BPO	270,641		281,177		(10,536)	-3.7%
	$1,094,906		$1,167,915		$(73,009)	-6.3%

Cost of services
North American BPO	$572,413	69.4%	$598,040	67.4%	$(25,627)	-4.3%
International BPO	217,284	80.3%	222,477	79.1%	(5,193)	-2.3%
	$789,697	72.1%	$820,517	70.3%	$(30,820)	-3.8%

Selling, general and administrative
North American BPO	$119,845	14.5%	$132,399	14.9%	$(12,554)	-9.5%
International BPO	45,967	17.0%	47,640	16.9%	(1,673)	-3.5%
	$165,812	15.1%	$180,039	15.4%	$(14,227)	-7.9%

Depreciation and amortization
North American BPO	$38,652	4.7%	$39,603	4.5%	$(951)	-2.4%
International BPO	11,566	4.3%	17,388	6.2%	(5,822)	-33.5%
	$50,218	4.6%	$56,991	4.9%	$(6,773)	-11.9%

Restructuring charges, net
North American BPO	$8,206	1.0%	$3,388	0.4%	$4,818	142.2%
International BPO	5,270	1.9%	1,684	0.6%	3,586	212.9%
	$13,476	1.2%	$5,072	0.4%	$8,404	165.7%

Impairment losses
North American BPO	$1,387	0.2%	$1,811	0.2%	$(424)	-23.4%
International BPO	571	0.2%	2,776	1.0%	(2,205)	-79.4%
	$1,958	0.2%	$4,587	0.4%	$(2,629)	-57.3%

Income (loss) from operations
North American BPO	$83,762	10.2%	$111,497	12.6%	$(27,735)	-24.9%
International BPO	(10,017)	-3.7%	(10,788)	-3.8%	771	7.1%
	$73,745	6.7%	$100,709	8.6%	$(26,964)	-26.8%

Other income (expense), net	$8,224	0.8%	$2,334	0.2%	$5,890	252.4%

Provision for income taxes	$(28,431)	-2.6%	$(27,477)	-2.4%	$(954)	-3.5%

Revenue

Revenue for the North American BPO segment for 2010 compared to 2009 was $824.3 million and $886.7 million, respectively. The decrease in revenue for the North American BPO segment was due to program completions of $64.3 million, net decreases in client programs of $44.3 million, and a $2.0 million reduction to revenue for disputed service delivery issues. This was offset by net increases in short-term government programs of $16.9 million, and a $31.3 million increase due to realized gains on cash flow hedges and positive changes in foreign currency translation.

Revenue for the International BPO segment for 2010 compared to 2009 was $270.6 million and $281.2 million, respectively. The decrease in revenue for the International BPO segment was due to program completions of $28.8 million, offset by net increases in client programs of $6.2 million, and positive changes in foreign currency translation of $12.0 million.

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

Cost of Services

Cost of services for the North American BPO segment for 2010 compared to 2009 was $572.4 million and $598.0 million, respectively. Cost of services as a percentage of revenue in the North American BPO segment increased compared to the prior year. In absolute dollars the decrease was due to a $35.3 million decrease in employee related expenses due to lower volumes in existing client programs and the completion of client programs, and a $3.0 million decrease in technology costs. This decrease was offset in part by a $4.2 million increase in telecommunications expenses primarily associated with a short-term government program, a $3.0 million decrease in training grant reimbursements, a $1.9 million increase for facility and occupancy expenses, a $1.1 million increase in contract labor, and a $2.5 million net increase in other expenses.

Cost of services for the International BPO segment for 2010 compared to 2009 was $217.3 million and $222.5 million, respectively. Cost of services as a percentage of revenue in the International BPO segment increased slightly compared to the prior year. In absolute dollars the decrease was due to a $2.8 million decrease in employee related expenses due to the migration of several clients from onshore delivery centers to offshore delivery centers, lower volumes for some client programs and the completion of client programs, a $0.8 million decrease in sales and use taxes, and a $2.5 million net decrease in other expenses, offset by a $0.9 million increase in facility and occupancy expenses.

Selling, General and Administrative

Selling, general and administrative expenses for the North American BPO segment for 2010 compared to 2009 were $119.8 million and $132.4 million, respectively. The expenses decreased in both absolute dollars and as a percentage of revenue. The decrease in absolute dollars was due to a $12.1 million decrease in employee expenses and incentive compensation expense, a $1.4 million decrease in bad debts, and a $1.0 million decrease in litigation settlements, offset by a $1.2 million net increase in other expenses, and a $0.7 million increase in corporate business insurance expense.

Selling, general and administrative expenses for the International BPO segment for 2010 compared to 2009 were $46.0 million and $47.6 million, respectively. The expenses decreased in absolute dollars while increasing slightly as a percentage of revenue. The decrease in absolute dollars was due to a decrease of $2.3 million for employee expenses and incentive compensation expense, a $1.3 million decrease in telecommunication expenses, and a $0.8 million decrease in facility and occupancy expenses, offset by a $1.3 million net increase in other expenses, a $0.9 million increase in litigation settlements, and a $0.6 million increase in bad debts.

Depreciation and Amortization

Depreciation and amortization expense on a consolidated basis for 2010 and 2009 was $50.2 million and $57.0 million, respectively. For the North American BPO segment, the depreciation expense decreased slightly in absolute value while it increased slightly as a percentage of revenue as compared to the prior year. For the International BPO segment, the depreciation expense decreased in absolute value and as a percentage of revenue as compared to the prior year. This decrease in value was due to a decrease in capital expenditures, restructuring activities and delivery center closures which have better aligned our capacity to our operational needs as well as asset impairments recorded during December 31, 2010 and 2009, resulting in the reduction of long-lived assets utilized, thereby reducing depreciation expense year over year.

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

Other Income (Expense)

For 2010, interest income decreased to $2.1 million from $2.6 million in 2009, primarily due to lower cash and cash equivalent balances and lower interest rates. Interest expense remained relatively flat between 2010 and 2009 at $3.2 million. Other income increased during 2010 as a result of the 2010 settlement of a Newgen Results Corporation legal claim which resulted in a gain of $5.9 million (see Note 23 to the accompanying Notes to the Consolidated Financial Statements).

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Agreement, dated October 1, 2010 (the “Credit Agreement”). During the year ended December 31, 2011, we generated positive operating cash flows of $113.8 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

We manage a centralized global treasury function in the United States with a particular focus on concentrating and safeguarding our global cash and cash equivalents. While the majority of our cash resides offshore, we prefer to hold U.S. Dollars in addition to the local currencies of our foreign subsidiaries. We expect to use our offshore cash to support working capital and growth of our foreign operations. While there are no assurances, we believe our global cash is protected given our cash management practices, banking partners, and utilization of diversified, high quality investments.

We have global operations that expose us to foreign currency exchange rate fluctuations that may positively or negatively impact our liquidity. We are also exposed to higher interest rates associated with our variable rate debt. To mitigate these risks, we enter into foreign exchange forward and option contracts and interest rate swaps through our cash flow hedging program. Please refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk, Foreign Currency Risk, for further discussion.

We primarily utilize our Credit Agreement to fund working capital, general operations, stock repurchases and other strategic activities, such as the acquisitions described in Note 2 of the Notes to Consolidated Financial Statements. As of December 31, 2011 and December 31, 2010, we had borrowings of $64.0 million and zero, respectively, under our Credit Agreement, and the average daily utilization was $112.4 million and $62.5 million for the years ended December 31, 2011 and 2010, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $4.5 million, our remaining borrowing capacity was $281.5 million as of December 31, 2011. As of December 31, 2011, we were in compliance with all covenants and conditions under our Credit Agreement.

The amount of capital required over the next 12 months will depend on our levels of investment in infrastructure necessary to maintain, upgrade or replace existing assets. Our working capital and capital expenditure requirements could also increase materially in the event of acquisitions or joint ventures, among other factors. These factors could require that we raise additional capital through future debt or equity financing. As an ongoing practice to provide additional financial flexibility to fund strategic activities, we are evaluating our capital resources and considering an increase in the commitments under our existing Credit Facility. Our decision to secure additional commitments will be largely based on market conditions, costs, and credit capacity from our bank syndicate. There can be no assurance that additional financing will be available, at all, or on terms favorable to us.

The following discussion highlights our cash flow activities during the years ended December 31, 2011, 2010, and 2009.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $156.4 million and $119.4 million as of December 31, 2011 and 2010, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

Cash Flows from Operating Activities

We reinvest our cash flows from operating activities in our business for strategic acquisitions and for the purchase of our outstanding stock. For the years 2011, 2010 and 2009 we reported net cash flows provided by operating activities of $113.8 million, $134.5 million and $160.7 million, respectively. The net decrease from 2010 to 2011 was primarily due to a $36.2 million decrease in accounts payable and accrued expenses, which includes the payment of $24.3 million for income taxes, and a $5.7 million decrease in the collection of accounts receivable, offset by a $24.7 million increase in net income. The net decrease from 2009 to 2010 was primarily due to a $22.0 million decrease in net income, and a $27.3 million decrease in the collection of accounts receivable, offset by a $38.8 million increase in accounts payable and accrued expenses.

Cash Flows from Investing Activities

We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the years 2011, 2010 and 2009, we reported net cash flows used in investing activities of $86.9 million, $43.2 million and $29.8 million, respectively. The net increase in cash used from investing activities from 2010 to 2011 was primarily due to the $38.0 million payment for the acquisition of eLoyalty, and a $11.9 million increase in net capital expenditures, offset by a $4.9 million decrease from the $12.8 million payment for the acquisition of Peppers & Rogers Group during 2010. The net increase in cash used from investing activities from 2009 to 2010 was primarily due to the $12.8 million payment for the acquisition of Peppers & Rogers Group, the payment of a $3.6 million Newgen Results Corporation legal claim settlement, and a $1.8 million increase in net capital expenditures, offset by a $3.9 million decrease in contract acquisition costs paid.

Cash Flows from Financing Activities

For the years 2011, 2010 and 2009, we reported net cash flows provided by (used in) financing activities of $15.9 million, $(85.9) million and $(114.9) million, respectively. The change from 2010 to 2011 was due to an increase in net borrowings on our line of credit of $64.0 million and a decrease in cash used to purchase common stock of $16.6 million. The change from 2009 to 2010 was due to a decrease in net payments on our line of credit of $80.8 million offset by an increase in cash used to purchase common stock of $45.5 million.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” for definition of free cash flow) was $75.5 million, $107.7 million and $136.5 million for the years 2011, 2010 and 2009, respectively. The decrease from 2010 to 2011 resulted primarily from the $20.7 million decrease in cash flow from operating activities, as previously discussed, and a $11.9 million increase in capital expenditures. The decrease from 2009 to 2010 resulted primarily from a significant decrease in cash flow from operating activities.

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of December 31, 2011 are summarized as follows (amounts in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total

Credit Facility(1)	$2,484	$5,535	$76,170	$-	$84,189
Capital lease obligations	366	-	-	-	366
Equipment financing arrangements	534	245	-	-	779
Purchase obligations	25,667	5,649	-	-	31,316
Operating lease commitments	24,731	35,236	10,532	5,729	76,228
Total	$53,782	$46,665	$86,702	$5,729	$192,878

(1)	Includes estimated interest payments based on the weighted-average interest rate, current interest rate swap arrangements, and debt outstanding as of December 31, 2011 and unused commitment fees.

•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.

•

Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Consolidated Balance Sheets until such goods and/or services are received.

•

The contractual obligation table excludes our liabilities of $3.3 million related to uncertain tax positions because we cannot reliably estimate the timing of future cash payments. See Note 11 to the Consolidated Financial Statements for further discussion.

•

The contractual obligations table excludes the contingent consideration arrangement associated with the PRG acquisition as we have estimated this liability to be zero at December 31, 2011 as described in Note 2 of the Notes to Consolidated Financial Statements.

Purchase Obligations

Occasionally we contract with certain of our communications clients to provide us with telecommunication services. These clients currently represent approximately 14% of our total annual revenue. We believe these contracts are negotiated on an arm’s-length basis and may be negotiated at different times and with different legal entities.

Future Capital Requirements

We expect total capital expenditures in 2012 to be consistent with prior year. Approximately 75% of these expected capital expenditures are to support growth in our business and 25% relates to the maintenance for existing assets. The anticipated level of 2012 capital expenditures is primarily dependent upon new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technological infrastructure.

We may consider restructurings, dispositions, mergers, acquisitions and other similar transactions. Such transactions could include the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures or the incurrence, assumption, or refinancing of indebtedness and could be material to the consolidated financial condition and consolidated results of our operations. Our capital expenditures requirements could also increase materially in the event of acquisition or joint ventures. In May 2011 we acquired certain assets and assumed certain liabilities of a business unit of eLoyalty Corporation that provides consulting, system integration and the ongoing management and support of telephony, data, and converged Voice Over Internet Protocol customer management environments for $40.9 million net of certain closing adjustments. In addition, as of December 31, 2011, we were authorized to purchase an additional $31.7 million of common stock under our stock repurchase program (see Part II Item 5 of this Form 10-K). The stock repurchase program does not have an expiration date.

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

The Credit Agreement, which includes customary financial covenants, may be used for general corporate purposes, including working capital, purchases of treasury stock and acquisition financing. As of December 31, 2011, we were in compliance with all financial covenants. During 2011, 2010 and 2009, borrowings accrued interest at an average rate of approximately 1.6%, 1.5%, and 1.2% per annum, respectively, excluding unused commitment fees. Our daily average borrowings during 2011, 2010 and 2009 were $112.4 million, $62.5 million and $74.3 million, respectively. As of December 31, 2011 and 2010, we had borrowing outstanding of $64.0 million and zero, respectively, under the Credit Agreement.  Availability was $281.5 million as of December 31, 2011, reduced from $350.0 million by $4.5 million in issued letters of credit; and $345.4 million as of December 31, 2010, reduced by $4.6 million in issued letters of credit.

From time-to-time, we may have unsecured, uncommitted bank lines of credit to support working capital for a few foreign subsidiaries. As of December 31, 2011, we had no foreign loans outstanding.  As of December 31, 2010, we had only one loan outstanding for approximately $0.6 million, which is included in Other current liabilities in the accompanying Consolidated Balance Sheets. The line of credit accrued interest at 6.0% per annum.

Client Concentration

Our five largest clients accounted for 37%, 39% and 36% of our annual revenue for the years ended December 31, 2011, 2010 and 2009, respectively. We have experienced long-term relationships with our top five clients, ranging from five to 16 years, with the majority of these clients having completed multiple contract renewals with TeleTech. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

The contracts with our ten largest clients expire between 2012 and 2015. Additionally, a particular client may have multiple contracts with different expiration dates. We have historically renewed most of our contracts with our largest clients. However, there is no assurance that future contracts will be renewed or, if renewed, will be on terms as favorable as the existing contracts.

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

Interest Rate Risk

The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of December 31, 2011, we had $64.0 million of outstanding borrowings under the Credit Agreement. Based upon average daily outstanding borrowings during the years ended December 31, 2011 and 2010, interest accrued at a rate of approximately 1.6% and 1.5% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points during the quarter, there would not have been a material impact to our consolidated financial position or results of operations.

The Company’s interest rate swap arrangements as of December 31, 2011 were as follows:

	Notional Amount	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date
As of December 31, 2011	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

We did not have any interest rate swap arrangements as of December 31, 2010.

Foreign Currency Risk

Our subsidiaries in Argentina, Canada, Costa Rica, Mexico, and the Philippines use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the years ended December 31, 2011, 2010 and 2009, revenue associated with this foreign exchange risk was 34%, 34% and 36% of our consolidated revenue, respectively.

The following summarizes relative (weakening) strengthening of local currencies:

	Year Ended December 31,
	2011	2010	2009

Canadian Dollar vs. U.S. Dollar	(2.0)%	4.7%	14.3%
Philippine Peso vs. U.S. Dollar	(0.1)%	5.4%	2.2%
Argentina Peso vs. U.S. Dollar	(8.3)%	(4.1)%	(8.1)%
Mexican Peso vs. U.S. Dollar	(13.0)%	5.0%	5.7%
S. African Rand vs. U.S. Dollar	(22.5)%	10.4%	20.6%
Australian Dollar vs. U.S. Dollar	0.1%	12.1%	21.8%
Euro vs. U.S. Dollar	(2.3)%	(8.2)%	2.9%
Philippine Peso vs. Australian Dollar	(0.2)%	(7.6)%	(25.1)%

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

Our cash flow hedging instruments as of December 31, 2011 and 2010 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

As of December 31, 2011	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in 2012	Contracts Maturing Through
Canadian Dollar	25,750	$25,137		69.9%	March 2014
Costa Rican Colon	2,000,000	3,874		100.0%	August 2012
Philippine Peso	13,304,000	301,361	(1)	56.3%	December 2014
Mexican Peso (Forwards)	1,081,000	80,735		47.7%	November 2014
Mexican Peso (Collars)	140,298	12,000	(3)	100.0%	December 2012
British Pound Sterling	8,808	13,822	(2)	60.1%	June 2014
		$436,929

As of December 31, 2010	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	10,200	$8,493
Philippine Peso	7,731,000	169,364	(1)
Mexican Peso	311,500	22,383
British Pound Sterling	4,647	7,231	(2)
		$207,471

(1)

Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on December 31, 2011 and December 31, 2010.

(2)	Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on December 31, 2011 and December 31, 2010.
(3)	The Mexican peso collars include call options with a floor total of MXN 140,298 and put options with a cap total of MXN 157,038.

The fair value of our cash flow hedges at December 31, 2011 was (assets/(liabilities)) (amounts in thousands):

	December 31,	Maturing in
	2011	2012
Canadian Dollar	$10	$(126)
Costa Rican Colon	89	89
Philippine Peso	(124)	(350)
Mexican Peso	(6,968)	(5,053)
British Pound Sterling	(177)	(63)
	$(7,170)	$(5,503)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The year over year decrease in fair value largely reflects the recent global economic conditions, which resulted in high foreign exchange volatility and a broad strengthening in the U.S. dollar in the second half of 2011.

We recorded net gains/(losses) of $9.3 million, $9.8 million, and $(18.3) million for settled cash flow hedge contracts and the related premiums for the years ended December 31, 2011, 2010, and 2009, respectively. These gains/(losses) were reflected in Revenue in the accompanying Consolidated Statements of Operations and Comprehensive Income. If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Note 9 in the accompanying Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the years ended 2011 and 2010, approximately 29% and 25%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar.  Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in debt or equity securities as of December 31, 2011 or 2010.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located beginning on page F-1 of this report and incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

This Form 10-K includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

Disclosure Controls and Procedures.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of TeleTech’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2011. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our CEO and CFO have concluded that, based on their review, our disclosure controls and procedures are effective to provide such reasonable assurance.

Our management, including the CEO and CFO, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must consider the benefits of controls relative to their costs. Inherent limitations within a control system include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. While the design of any system of controls is to provide reasonable assurance of the effectiveness of disclosure controls, such design is also based in part upon certain assumptions about the likelihood of future events, and such assumptions, while reasonable, may not take into account all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be prevented or detected.

Our management has conducted an assessment of its internal control over financial reporting as of December 31, 2011 as required by Section 404 of the Sarbanes-Oxley Act. Management’s report on our internal control over financial reporting is included below. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of our internal control over financial reporting is included on page F-2. Management has concluded that internal control over financial reporting is effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management, under the supervision of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures which (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the Board of Directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

In connection with the preparation of this Form 10-K, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011 has also been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included in “Part II – Item 8 – Financial Statements and Supplementary Data.”

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our 2012 Definitive Proxy Statement on Schedule 14A (the “2012 Proxy Statement”) regarding our executive officers under the heading “Information Regarding Executive Officers” is incorporated herein by reference. We have a Code of Ethical Conduct for Financial Managers for Senior Financial Officers and a Policy of Business Conduct. The Code of Ethical Conduct for Financial Managers applies to our CEO, CFO, Controller or persons performing similar functions. The Code of Conduct applies to all of our directors, officers and employees and those of our subsidiaries. Both the Code of Ethical Conduct for Financial Managers and the Code of Conduct are posted on our website at www.teletech.com on the Corporate Governance page. We will post on our website any amendments to or waivers of the Code of Ethical Conduct for Financial Managers or Code of Conduct for executive officers or directors, in accordance with applicable laws and regulations. The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the headings captions “Election of Directors” and “Code of Conduct and Committee Charters” in our 2012 Proxy Statement and is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

The information in our 2012 Proxy Statement set forth under the captions “Executive Compensation” and “Compensation Committee Report” is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

The information in our 2012 Proxy Statement set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

The information in our 2012 Proxy Statement set forth under the caption “Certain Relationships and Related Party Transactions” is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information in our 2012 Proxy Statement set forth under the caption “Fees Paid to Accountants” is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as part of this report:

1.   Consolidated Financial Statements.

The Index to Consolidated Financial Statements is set forth on page F-1 of this report.

2.   Financial Statement Schedules.

All schedules for TeleTech have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information is included in the respective Consolidated Financial Statements or notes thereto.

3.   Exhibits.

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

Exhibit No.	Description
10.05	Amendment to 1999 Stock Option and Incentive Plan dated February 11, 2009 (incorporated by reference to Exhibit 10.05 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.06	TeleTech Holdings, Inc. 2010 Equity Incentive Plan (incorporated by reference to Appendix A to TeleTech’s Definitive Proxy Statement, filed April 12, 2010)**

10.07	Form of Restricted Stock Unit Agreement (effective in 2007 and 2008) (incorporated by reference to Exhibit 10.05 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**

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
10.21

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

10.22	Form of Indemnification Agreement with Directors (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on February 17, 2010)**

10.23	Form of Amendment to Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to TeleTech’s Current Report on Form 8-K filed on February 17, 2010)**

10.24	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to TeleTech’s Current Report on Form 8-K filed on February 17, 2010)**

10.25

Form of Restricted Stock Unit Agreement (Section 16 Officers) (incorporated by reference to Exhibit 4.3 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-167300) filed on June 3, 2010)**

10.26

Form of Restricted Stock Unit Agreement (Non-Section 16 Employees) (incorporated by reference to Exhibit 4.4 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-167300) filed on June 3, 2010)**

10.27

Form of Independent Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.5 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-167300) filed on June 3, 2010)**

10.28

Executive Employment Agreement dated March 8, 2010 between Joseph Bellini and TeleTech (incorporated by reference to Exhibit 10.1 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)**

10.29

First Amendment to Executive Employment Agreement, dated September 20, 2010 between TeleTech and Joseph Bellini (incorporated by reference to Exhibit 10.1 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)**

10.30

Second Amendment, dated as of April 19, 2011, to TeleTech Holdings, Inc. Restricted Stock Unit Agreement by and between TeleTech Holdings, Inc. and James E. Barlett dated June 22, 2007 (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed April 22, 2011)**

10.31

Employment Agreement between Regina Paolillo and TeleTech Holdings, Inc. effective as of November 3, 2011 (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed October 27, 2011)**

10.32

Restricted Stock Unit Agreement dated as of November 15, 2011 between TeleTech Holdings, Inc. and Regina Paolillo (RSU Agreement) (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K/A filed November 21, 2011)**

10.33

Restricted Stock Unit Agreement dated as of November 15, 2011 between TeleTech Holdings, Inc. and Regina Paolillo (RSU Performance Agreement) (incorporated by reference to Exhibit 10.2 to TeleTech’s Current Report on Form 8-K/A filed November 21, 2011)**

10.34

Non-Qualified Stock Option Agreement dated as of November 15, 2011 between TeleTech Holdings, Inc. and Regina Paolillo (Option Agreement)(incorporated by reference to Exhibit 10.3 to TeleTech’s Current Report on Form 8-K/A filed November 21, 2011)**

10.35

General Release Agreement between Carol Kline and TeleTech Holdings, Inc. effective as of January 26, 2012 (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed January 31, 2012)**

21.01*	List of subsidiaries

23.01*	Consent of Independent Registered Public Accounting Firm

31.01*	Rule 13a-14(a) Certification of CEO of TeleTech

31.02*	Rule 13a-14(a) Certification of CFO of TeleTech

32.01*	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.02*	Written Statement of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

____________

*	Filed herewith.

**	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.

***

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, (ii) Consolidated Balance Sheets as of December 31, 2011 and 2010, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized on February 28, 2012.

TELETECH HOLDINGS, INC.

By:	/s/ KENNETH D. TUCHMAN
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2012, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ KENNETH D. TUCHMAN	PRINCIPAL EXECUTIVE OFFICER
Kenneth D. Tuchman	Chief Executive Officer and Chairman of the Board

/s/ REGINA M. PAOLILLO	PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
Regina M. Paolillo	Chief Financial Officer

/s/ JAMES E. BARLETT	DIRECTOR
James E. Barlett

/s/ WILLIAM A. LINNENBRINGER	DIRECTOR
William A. Linnenbringer

/s/ RUTH C. LIPPER	DIRECTOR
Ruth C. Lipper

/s/ SHRIKANT MEHTA	DIRECTOR
Shrikant Mehta

/s/ ANJAN MUKHERJEE	DIRECTOR
Anjan Mukherjee

/s/ ROBERT M. TAROLA	DIRECTOR
Robert M. Tarola

/s/ SHIRLEY YOUNG	DIRECTOR
Shirley Young

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS OF TELETECH HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

TeleTech Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of TeleTech Holdings, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 28, 2012

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except share amounts)

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$156,371	$119,385
Accounts receivable, net	243,636	233,706
Prepaids and other current assets	37,434	38,486
Deferred tax assets, net	22,994	8,770
Income tax receivable	17,847	23,869
Total current assets	478,282	424,216

Long-term assets
Property, plant and equipment, net	100,321	105,528
Goodwill	70,844	52,707
Contract acquisition costs, net	2,866	2,782
Deferred tax assets, net	32,512	37,944
Other long-term assets	62,153	37,446
Total long-term assets	268,696	236,407
Total assets	$746,978	$660,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$27,555	$23,599
Accrued employee compensation and benefits	71,500	72,406
Other accrued expenses	33,816	40,682
Income tax payable	10,051	23,175
Deferred tax liabilities, net	912	2,235
Deferred revenue	15,895	5,570
Other current liabilities	10,282	4,584
Total current liabilities	170,011	172,251

Long-term liabilities
Line of credit	64,000	-
Negative investment in deconsolidated subsidiary	76	76
Deferred tax liabilities, net	3,020	3,559
Deferred rent	6,729	10,363
Other long-term liabilities	32,895	19,556
Total long-term liabilities	106,720	33,554
Total liabilities	276,731	205,805

Commitments and contingencies (Note 15)

Stockholders’ equity
Preferred stock; $0.01 par; 10,000,000 shares authorized; zero shares outstanding as of December 31, 2011 and 2010	-	-
Common stock; $.01 par value; 150,000,000 shares authorized; 56,635,319 and 57,875,269 shares outstanding as of December 31, 2011 and 2010, respectively	566	579
Additional paid-in capital	350,386	349,157
Treasury stock at cost: 25,416,934 and 24,179,176 shares, respectively as of December 31, 2011 and 2010, respectively	(357,267)	(322,946)
Accumulated other comprehensive income (loss)	(5,474)	20,334
Retained earnings	470,776	396,602
Noncontrolling interest	11,260	11,092
Total stockholders’ equity	470,247	454,818
Total liabilities and stockholders’ equity	$746,978	$660,623

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(Amounts in thousands except per share amounts)

	Year Ended December 31,
	2011	2010	2009

Revenue	$1,179,388	$1,094,906	$1,167,915

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	848,362	789,697	820,517
Selling, general and administrative	188,802	165,812	180,039
Depreciation and amortization	44,889	50,218	56,991
Restructuring charges, net	3,651	13,476	5,072
Impairment losses	230	1,958	4,587
Total operating expenses	1,085,934	1,021,161	1,067,206

Income from operations	93,454	73,745	100,709

Other income (expense)
Interest income	3,064	2,129	2,634
Interest expense	(5,118)	(3,161)	(3,158)
Other income (expense), net	154	9,256	2,858
Total other income (expense)	(1,900)	8,224	2,334

Income before income taxes	91,554	81,969	103,043

Provision for income taxes	(13,279)	(28,431)	(27,477)

Net income	78,275	53,538	75,566

Net income attributable to noncontrolling interest	(4,101)	(3,664)	(3,812)

Net income attributable to TeleTech stockholders	$74,174	$49,874	$71,754

Other comprehensive income (loss)
Net income	$78,275	$53,538	$75,566
Foreign currency translation adjustments	(12,596)	8,080	18,231
Derivative valuation, net of tax	(12,942)	2,623	25,647
Other	(655)	(792)	-
Total comprehensive income	52,082	63,449	119,444

Comprehensive income attributable to noncontrolling interest	(3,716)	(3,754)	(4,157)

Comprehensive income attributable to TeleTech stockholders	$48,366	$59,695	$115,287

Weighted average shares outstanding
Basic	56,669	60,361	62,891
Diluted	57,963	61,792	64,238

Net income per share attributable to TeleTech stockholders
Basic	$1.31	$0.83	$1.14
Diluted	$1.28	$0.81	$1.12

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

	Stockholders’ Equity of the Company
	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling interest	Total Equity

	Shares	Amount	Shares	Amount

Balance as of December 31, 2008	-	$-	63,816	$638	$(228,596)	$341,887	$(33,020)	$ 274,974	$5,011	$360,894

Net income	-	-	-	-	-	-	-	71,754	3,812	75,566

Dividends distributed to noncontrolling interest	-	-	-	-	-	-	-	-	(3,690)	(3,690)

Foreign currency translation adjustments	-	-	-	-	-	-	17,886	-	345	18,231

Derivatives valuation, net of tax	-	-	-	-	-	-	25,647	-	-	25,647

Vesting of restricted stock units	-	-	307	3	3,855	(5,777)	-	-	-	(1,919)

Exercise of stock options	-	-	621	6	7,791	(1,638)	-	-	-	6,159

Excess tax benefit from equity-based awards	-	-	-	-	-	(1,861)	-	-	-	(1,861)

Equity-based compensation expense	-	-	-	-	-	11,640	-	-	-	11,640

Purchases of common stock	-	-	(2,526)	(25)	(34,741)	-	-	-	-	(34,766)

Balance as of December 31, 2009	-	$-	62,218	$622	$(251,691)	$344,251	$10,513	$ 346,728	$5,478	$455,901

Net income	-	-	-	-	-	-	-	49,874	3,664	53,538

Noncontrolling interest (Note 2)	-	-	-	-	-	-	-	-	6,000	6,000

Dividends distributed to noncontrolling interest	-	-	-	-	-	-	-	-	(4,140)	(4,140)

Foreign currency translation adjustments	-	-	-	-	-	-	7,990	-	90	8,080

Derivatives valuation, net of tax	-	-	-	-	-	-	2,623	-	-	2,623

Vesting of restricted stock units	-	-	420	5	5,448	(8,525)	-	-	-	(3,072)

Exercise of stock options	-	-	273	3	3,541	(752)	-	-	-	2,792

Excess tax benefit from equity-based awards	-	-	-	-	-	811	-	-	-	811

Equity-based compensation expense	-	-	-	-	-	13,372	-	-	-	13,372

Purchases of common stock			(5,036)	(51)	(80,244)	-	-	-	-	(80,295)

Other	-	-	-	-	-	-	(792)	-	-	(792)

Balance as of December 31, 2010	-	$-	57,875	$579	$(322,946)	$349,157	$20,334	$ 396,602	$11,092	$454,818

Net income	-	-	-	-	-	-	-	74,174	4,101	78,275

Dividends distributed to noncontrolling interest	-	-	-	-	-	-	-	-	(3,548)	(3,548)

Foreign currency translation adjustments	-	-	-	-	-	-	(12,211)	-	(385)	(12,596)

Derivatives valuation, net of tax	-	-	-	-	-	-	(12,942)	-	-	(12,942)

Vesting of restricted stock units	-	-	561	5	7,706	(13,104)	-	-	-	(5,393)

Exercise of stock options	-	-	1,564	15	21,633	(6,886)	-	-	-	14,762

Excess tax benefit from equity-based awards	-	-	-	-	-	5,363	-	-	-	5,363

Equity-based compensation expense	-	-	-	-	-	15,856	-	-	-	15,856

Purchases of common stock	-	-	(3,365)	(33)	(63,660)	-	-	-	-	(63,693)

Other	-	-	-	-	-	-	(655)	-	-	(655)

Balance as of December 31, 2011	-	$-	56,635	$566	$(357,267)	$350,386	$(5,474)	$ 470,776	$11,260	$470,247

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$78,275	$53,538	$75,566
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,889	50,218	56,991
Amortization of contract acquisition costs	1,680	5,267	3,450
Amortization of debt issuance costs and other	589	672	596
Accretion expense	544	132	90
Provision for doubtful accounts	363	600	1,412
Loss (gain) on disposal of assets	(415)	(617)	1,603
Impairment losses	230	1,958	4,587
Deferred income taxes	1,658	(3,030)	6,066
Excess tax benefit from equity-based awards	(6,491)	(1,783)	(484)
Equity-based compensation expense	15,856	13,372	11,640
(Gain) loss on foreign currency derivatives	1,073	(128)	(192)
Gain on Newgen legal settlement, net of tax	-	(3,542)	-
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(5,789)	(87)	27,258
Prepaids and other assets	3,578	17,664	(8,651)
Accounts payable and accrued expenses	(16,502)	19,683	(19,142)
Deferred revenue and other liabilities	(5,739)	(19,462)	(118)
Net cash provided by operating activities	113,799	134,455	160,672
Cash flows from investing activities
Proceeds from sale of property, plant and equipment	2,034	-	-
Proceeds from grant for property, plant and equipment	357	-	785
Purchases of property, plant and equipment	(38,667)	(26,800)	(24,973)
Settlement of foreign currency contracts for net investment hedging	-	-	(1,727)
Payment for contract acquisition costs	(1,758)	-	(3,900)
Investment in deconsolidated subsidiary	-	(3,600)	-
Deposit on pending acquisition	(3,026)	-	-
Acquisitions, net of cash acquired of $14 and $2,202, respectively	(45,871)	(12,798)	-
Net cash used in investing activities	(86,931)	(43,198)	(29,815)
Cash flows from financing activities
Proceeds from line of credit	678,200	1,257,100	920,960
Payments on line of credit	(614,200)	(1,257,100)	(1,001,760)
Payments on capital lease obligations and equipment financing	(2,099)	(3,749)	(2,332)
Dividends distributed to noncontrolling interest	(3,548)	(4,140)	(3,690)
Proceeds from exercise of stock options	14,762	2,792	6,159
Excess tax benefit from equity based awards	6,491	1,783	484
Purchase of treasury stock	(63,693)	(80,295)	(34,766)
Payments of debt issuance costs	(22)	(2,288)	-
Net cash provided by (used in) financing activities	15,891	(85,897)	(114,945)
Effect of exchange rate changes on cash and cash equivalents	(5,773)	4,601	5,570
Increase in cash and cash equivalents	36,986	9,961	21,482
Cash and cash equivalents, beginning of period	119,385	109,424	87,942
Cash and cash equivalents, end of period	$156,371	$119,385	$109,424
Supplemental disclosures
Cash paid for interest	$4,013	$2,217	$2,775
Cash paid for income taxes	$24,336	$15,593	$24,543
Non-cash investing and financing activities
Acquisition of equipment through installment purchase agreements	$-	$186	$3,971
Landlord incentives credited to deferred rent	$-	$810	$165
Grant income credited to property, plant and equipment	$110	$-	$745
Recognition of asset retirement obligations	$278	$406	$183

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(1)        OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

TeleTech Holdings, Inc. and its subsidiaries (“TeleTech” or the “Company”) serve their clients through the primary businesses of Business Process Outsourcing (“BPO”), which provides outsourced business process, customer management, hosted technology, premise based technology, consulting and marketing services for a variety of industries via operations in the U.S., Argentina, Australia, Belgium, Brazil, Canada, China, Costa Rica, England, France, Germany, Ghana, Italy, Kuwait, Lebanon, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, South Africa, Spain, Turkey, and the United Arab Emirates.

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TeleTech, its wholly owned subsidiaries, its 55% equity owned subsidiary Percepta, LLC, and its 80% interest in Peppers & Rogers Group (“PRG”) which was acquired on November 30, 2010 (see Note 2 for additional information). All intercompany balances and transactions have been eliminated in consolidation. Operating results for the year ended December 31, 2010 included a $2.0 million reduction to revenue for disputed service delivery issues that occurred in 2009.

Certain amounts for 2010 and 2009 have been reclassified in the Consolidated Financial Statements to conform to the 2011 presentation.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates including those related to derivatives and hedging activities, income taxes including the valuation allowance for deferred tax assets, self-insurance reserves, litigation reserves, restructuring reserves, allowance for doubtful accounts, and valuation of goodwill, long-lived and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers all cash and highly liquid short-term investments with an original maturity of 90 days or less to be cash equivalents. The Company manages a global treasury function in the United States with a particular focus on centralizing and safeguarding its global cash and cash equivalent reserves. While the Company generally prefers to hold U.S. Dollars, it maintains adequate cash in the functional currency of its foreign subsidiaries to support local operating costs. The Company believes that it has effectively mitigated and managed its risk relating to its global cash through its cash management practices, banking partners, and high quality investments. However, the Company can provide no assurances that it will not sustain losses.

Accounts Receivable

An allowance for doubtful accounts is determined based on the aging of the Company’s accounts receivable, historical experience, client financial condition, and management judgment. The Company writes off accounts receivable against the allowance when the Company determines a balance is uncollectible.

Derivatives

The Company enters into foreign exchange forward and option contracts to reduce its exposure to currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. The Company also enters into interest rate derivatives which consist of interest rate swaps to reduce the Company’s exposure to interest rate fluctuations associated with its variable rate debt. Upon proper qualification, these contracts are designated as cash flow hedges under current accounting standards. The Company also entered into foreign exchange forward contracts to hedge its net investment in a foreign operation. The Company formally documents at the inception of the hedge all relationships between hedging instruments and hedged items as well as its risk management objective and strategy for undertaking various hedging activities.

All derivative financial instruments are reported at fair value and recorded in Other assets and Other liabilities in the accompanying Consolidated Balance Sheets at fair value. Changes in fair value of derivative instruments designated as cash flow hedges are recorded in Accumulated other comprehensive income (loss), a component of Stockholders’ Equity, to the extent they are deemed effective. Ineffectiveness is measured based on the change in fair value of the forward contracts and the fair value of the hypothetical derivatives with terms that match the critical terms of the risk being hedged. Based on the criteria established by current accounting standards, the Company’s cash flow hedge contracts are deemed to be highly effective. Changes in fair value of the Company’s net investment hedge are recorded in cumulative translation adjustment in Accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets offsetting the change in cumulative translation adjustment attributable to the hedged portion of the Company’s net investment in the foreign operation. Any realized gains or losses resulting from the foreign currency cash flow hedges are recognized together with the hedged transaction within Revenue.  Any realized gains or losses from the interest rate swaps are recognized in interest income(expense). Gains and losses from the settlements of the Company’s net investment hedges remain in Accumulated other comprehensive income (loss) until partial or complete liquidation of the applicable net investment.

The Company also enters into fair value derivative contracts that hedge against foreign currency exchange gains and losses primarily associated with short-term payables and receivables. Changes in the fair value of derivative instruments designated as fair value hedges affect the carrying value of the asset or liability hedged, with changes in both the derivative instrument and the hedged asset or liability being recognized in Other income (expense), net in the accompanying Consolidated Statements of Operations and Comprehensive Income.

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

Goodwill

The Company evaluates goodwill for possible impairment at least annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses a three step process to assess the realizability of goodwill based on recently adopted accounting guidance. The first step, Step 0, is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, the Company analyzes changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there would be a significant decline to the fair value of a particular reporting unit. A qualitative assessment also includes analyzing the excess fair value of a reporting unit over its carrying value from impairment assessments performed in previous years. If the qualitative assessment indicates a stable or improved fair value, no further testing is required.

If a qualitative assessment indicates that a significant decline to fair value of a reporting unit is more likely than not, or if a reporting unit’s fair value has historically been closer to its carrying value, the Company will proceed to Step 1 testing where the Company calculates the fair value of a reporting unit based on discounted future probability-weighted cash flows. If Step 1 indicates that the carrying value of a reporting unit is in excess of its fair value, the Company will proceed to Step 2 where the fair value of the reporting unit will be allocated to assets and liabilities as they would in a business combination. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value calculated in Step 2.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Other Intangible Assets

The Company has other intangible assets that include customer relationships (definite-lived) and trade names (indefinite-lived). Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from less than one year to 11 years. The Company evaluates the carrying value of its definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An asset is considered to be impaired when the forecasted undiscounted cash flows of an asset group are estimated to be less than its carrying value. The Company evaluates indefinite-lived intangible assets for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An intangible asset with an indefinite life (a trade name) is evaluated for possible impairment by comparing the fair value of the asset with its carrying value. Fair value is estimated as the discounted value of future revenues arising from a trade name using a royalty rate that an independent party would pay for use of that trade name. An impairment charge is recorded if the trade name’s carrying value exceeds its estimated fair value.

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

A significant assumption used in determining the amount of estimated liability for closing delivery centers is the future lease payments on vacant centers, which the Company determines based on its ability to successfully negotiate early termination agreements with landlords and/or to sublease the facility. If the Company’s actual results differ from these estimates, additional gains or losses would be recorded within Restructuring charges, net in the accompanying Consolidated Statements of Operations and Comprehensive Income. The accrual for restructuring liabilities is included in Other accrued expenses in the accompanying Consolidated Balance Sheets.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Income Taxes

Accounting for income taxes required recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the Consolidated Financial Statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Gross deferred tax assets may then be reduced by a valuation allowance for amounts that do not satisfy the realization criteria established by current accounting standards.

The Company accounts for uncertain tax positions using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. The Company evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors including changes in facts or circumstances, changes in applicable tax law, and settlement of issues under audit. The Company recognizes interest and penalties related to uncertain tax positions as a part of the Provision for income taxes in the accompanying Consolidated Statements of Operations and Comprehensive Income.

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

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is not the U.S. dollar, are translated at the exchange rates in effect on the last day of the period and income and expenses are translated using the monthly average exchange rates in effect for the period in which the items occur. Foreign currency translation gains and losses are recorded in Accumulated other comprehensive income (loss) within equity. Foreign currency transaction gains and losses are included in Other income (expense), net in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, the delivery of service has occurred, the fee is fixed or determinable and collection is reasonably assured. The BPO inbound and outbound service fees are based on either a per minute, per hour, per transaction or per call basis. Certain client programs provide for adjustments to monthly billings based upon whether the Company achieves, exceeds or fails certain performance criteria. Adjustments to monthly billings consist of contractual bonuses/penalties, holdbacks and other performance based contingencies. Revenue recognition is limited to the amount that is not contingent upon delivery of future services or meeting other specified performance conditions.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Revenue also consists of services for agent training, program launch, professional consulting, fully-hosted or managed technology and learning innovation services. These service offerings may contain multiple element arrangements whereby the Company determines if those service offerings represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value, and where return rights exist, delivery or performance of the undelivered items is considered probable and substantially within our control. If those deliverables are determined to be separate units of accounting, revenue is recognized as services are provided. If those deliverables are not determined to be separate units of accounting, revenue for the delivered services are bundled into one unit of accounting and recognized over the life of the arrangement or at the time all services and deliverables have been delivered and satisfied. The Company allocates revenue to each of the deliverables based on a selling price hierarchy of vendor specific objective evidence (“VSOE”), third-party evidence, and then estimated selling price. VSOE is based on the price charged when the deliverable is sold separately. Third-party evidence is based on largely interchangeable competitor services in standalone sales to similarly situated customers. Estimated selling price is based on the Company’s best estimate of what the selling prices of deliverables would be if they were sold regularly on a standalone basis. Estimated selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies, service offerings, and customer classifications. Once the Company allocates revenue to each deliverable, the Company recognizes revenue when all revenue recognition criteria are met.

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

Deferred Revenue and Costs

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

In May 2011, the FASB amended its guidance, to converge fair value measurement and disclosure guidance in U.S. GAAP with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. The amendment changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment becomes effective prospectively for the Company’s interim period ending March 31, 2012. Early application is not permitted. The Company does not expect the amendment to have a material impact on its financial position, results of operations or cash flows.

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

In September 2011, the FASB amended its guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under the current accounting standards. This guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption of this amended guidance is permitted. The Company early adopted this amended guidance and applied a more qualitative assessment for its annual goodwill impairment test performed on December 1, 2011. The adoption of this guidance did not have a material impact on its financial position, results of operations or cash flows.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

In December 2011, the FASB issued additional guidance related to the presentation of other comprehensive income. This guidance is intended to allow the FASB time to re-deliberate whether it is necessary to require entities to present the effects of reclassifications out of accumulated other comprehensive income in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This guidance defers the effective date of only those provisions in the other comprehensive income guidance that relate to the presentation of reclassification adjustments out of other comprehensive income and reinstates the previous requirements to present reclassification adjustments either on the face of the statement in which other comprehensive income is reported or to disclose them in a note to the financial statements. The amendments in this new guidance are effective at the same time as the amendments in the other comprehensive income guidance explained above, which is for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations or cash flows.

(2)                                 ACQUISITIONS

eLoyalty

On May 28, 2011, the Company acquired certain assets and assumed certain liabilities of eLoyalty Corporation (“eLoyalty”), related to the Integrated Contract Solutions (“ICS”) business unit, and the eLoyalty trade name. The ICS business unit focuses on helping clients improve customer service business performance through the implementation of a variety of service centers. ICS generates revenue in three ways: (i) managed services that support and maintain clients’ customer service center environment over the long-term; (ii) consulting services that assist the customer in implementation and integration of a customer service center solution; and (iii) product resale through the sale of third party software and hardware. eLoyalty operates out of an office in Austin, TX with an additional administrative location in Chicago, IL and has approximately 160 employees.

The up-front cash consideration was $40.9 million, subject to certain balance sheet adjustments of ($2.9) million as defined in the purchase and sale agreement, for a total purchase price of $38.0 million.

As of December 31, 2011, TeleTech had paid the total net purchase price of $38.0 million. The Company paid $0.3 million of acquisition related expenses as part of the eLoyalty purchase. These costs were recorded in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations and Comprehensive Income during the year ended December 31, 2011.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands). The estimates of fair value of identifiable assets acquired and liabilities assumed, are preliminary, pending completion of the valuation, thus are subject to revisions which may result in adjustments to the values presented below:

Preliminary Estimates of Acquisition Date Fair Value
Cash	$14
Accounts receivable	7,702
Prepaid assets - cost deferrals	14,726
Property, plant and equipment	897
Other assets	869
Deferred tax asset	3,735
Customer relationships	11,700
Software	1,200
Noncompete agreements	900
Trade name	3,300
Consulting services backlog	500
Goodwill	18,516
64,059

Accounts payable	2,156
Accrued expenses	1,211
Deferred revenue	22,525
Other	192
26,084

Total purchase price	$37,975

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The up-front cash consideration paid was $15.0 million plus a working capital adjustment of $7.1 million as defined in the purchase and sale agreement. The Company paid an estimated working capital adjustment of $7.9 million during the second quarter of 2011. Upon finalizing the opening balance sheet, the actual working capital adjustment was $7.1 million; therefore, the Company recorded a $0.8 million receivable included in Prepaids and other current assets in the Consolidated Balance Sheets as of December 31, 2011. An additional $5.0 million payment is due on March 1, 2012. This $5.0 million payment was recognized at fair value using a discounted cash flow approach with a discount rate of 18.4%. This measurement is based on significant inputs not observable in the market, which are deemed to be Level 3 inputs. The fair value on the date of acquisition was approximately $4.4 million and was included in Other long-term liabilities in the Consolidated Balance Sheets as of December 31, 2010. The fair value as of December 31, 2011 was $5.0 million and was included in Other current liabilities in the Consolidated Balance Sheets as of December 31, 2011. This value was accreted up to the $5.0 million payment using the effective interest rate method.

The purchase and sale agreement includes a contingent consideration arrangement that requires additional consideration to be paid in 2013 if PRG achieves a specified fiscal year 2012 earnings before interest, taxes depreciation and amortization (“EBITDA”) target. The range of the undiscounted amounts the Company could pay under the contingent consideration agreement is between zero and $5.0 million. The fair value of the contingent consideration recognized on the acquisition date was zero and was estimated by applying the income approach. This measure is based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include (i) a discount rate of 30.6% percent and (ii) probability adjusted level of EBITDA between $9.0 million and $12.6 million. As of December 31, 2011, the fair value of the contingent consideration remains zero since it is currently not likely that PRG will reach its EBITDA target.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following summarizes the fair values of the identifiable assets acquired and liabilities assumed at the acquisition date (in thousands).

Acquisition Date Fair Value
Cash	$2,202
Accounts receivable	16,175
Property, plant and equipment	322
Other assets	847
Customer relationships	9,300
Trade name	6,400
Goodwill	7,295
42,541

Accounts payable	1,519
Accrued expenses	2,010
Deferred tax liability	3,690
Deferred revenue	660
Line of credit	570
Other	1,562
10,011

Noncontrolling interest	6,000

Total purchase price	$26,530

The goodwill recognized from the PRG acquisition is attributable primarily to the assembled workforce of PRG, expected synergies, and other factors. None of the goodwill is deductible for income tax purposes. The operating results of PRG are reported within the International BPO segment from the date of acquisition.

The acquired businesses contributed revenues of $80.0 million and $2.3 million and income (loss) from operations of $5.8 million and ($0.4) million to the Company for the years ended December 31, 2011 and December 31, 2010, respectively.

OnState

Subsequent to December 31, 2011, the Company entered into an asset purchase agreement with OnState Communications Corporation (“OnState”) to acquire 100% of its assets and assume certain of its liabilities for total cash consideration of $3.3 million. OnState provides hosted business process outsourcing solutions to a variety of small businesses. As of December 31, 2011, the Company had paid a deposit of $3.0 million towards the purchase price of OnState. The cash payment was classified as a non-current asset since the cash paid will be applied towards a business combination primarily made up of non-current intangible assets. The cash payment is included in Other long-term assets in the Consolidated Balance Sheets as of December 31, 2011. The Company released the deposit from escrow and obtained control of OnState on January 1, 2012.

iKnowtion

As of February 27, 2012, the Company entered into an agreement to acquire an 80% interest in iKnowtion, LLC (“iKnowtion”) with the ability to acquire the remaining 20% after 2015 at pre-determined EBITDA multiples. iKnowtion integrates proven marketing analytics methodologies and business consulting capabilities to help clients improve performance in three critical areas: demand generation, increased wallet share, and channel optimization. The Company paid $1.0 million at closing with deferred payments of up to $4.8 million to acquire 80% of iKnowtion.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

The following tables present certain financial data by segment (amounts in thousands):

	As of and for the
	Year Ended December 31,
	2011	2010	2009

Revenue
North American BPO	$832,414	$824,265	$886,738
International BPO	346,974	270,641	281,177
Total	$1,179,388	$1,094,906	$1,167,915

Depreciation and amortization
North American BPO	$33,347	$38,652	$39,603
International BPO	11,542	11,566	17,388
Total	$44,889	$50,218	$56,991

Income (loss) from operations
North American BPO	$82,695	$83,762	$111,497
International BPO	10,759	(10,017)	(10,788)
Total	$93,454	$73,745	$100,709

Capital expenditures
North American BPO	$25,564	$19,899	$22,892
International BPO	13,103	6,901	2,081
Total	$38,667	$26,800	$24,973

Assets
North American BPO	$482,828	$417,632	$450,434
International BPO	264,150	242,991	189,733
Total	$746,978	$660,623	$640,167

Goodwill
North American BPO	$54,401	$35,885	$35,885
International BPO	16,443	16,822	9,365
Total	$70,844	$52,707	$45,250

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following tables present certain financial data based upon the geographic location where the services are provided (amounts in thousands):

	As of and for the
	Year Ended December 31,
	2011	2010	2009

Revenue
United States	$405,424	$406,652	$411,438
Philippines	336,710	292,726	309,793
Latin America	206,986	203,420	200,486
Europe / Middle East / Africa	161,782	120,643	138,290
Canada	51,186	52,396	82,500
Asia Pacific	17,300	19,069	25,408
Total	$1,179,388	$1,094,906	$1,167,915

Property, plant and equipment, gross
United States	$280,469	$274,335	$260,243
Philippines	100,048	88,513	79,898
Latin America	81,070	88,984	85,662
Europe / Middle East / Africa	20,186	25,261	24,517
Canada	25,788	29,697	43,408
Asia Pacific	27,630	27,100	24,610
Total	$535,191	$533,890	$518,338

Other long-term assets
United States	$41,889	$14,417	$15,127
Philippines	3,852	2,906	2,042
Latin America	1,048	1,143	1,107
Europe / Middle East / Africa	13,686	17,241	1,384
Canada	212	113	164
Asia Pacific	1,466	1,626	1,147
Total	$62,153	$37,446	$20,971

(4)                                 ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENTS

Accounts receivable, net in the accompanying Consolidated Balance Sheets consists of the following (amounts in thousands):

	December 31,
	2011	2010
Accounts receivable	$247,195	$240,012
Less: Allowance for doubtful accounts	(3,559)	(6,306)
Accounts receivable, net	$243,636	$233,706

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Activity in the Company’s Allowance for doubtful accounts consists of the following (amounts in thousands):

	December 31,
	2011	2010	2009
Balance, beginning of year	$6,306	$5,580	$5,551
Provision for doubtful accounts	363	600	1,412
Uncollectible receivables written-off	(2,868)	(67)	(2,069)
Effect of foreign currency	(242)	193	686
Balance, end of year	$3,559	$6,306	$5,580

Significant Clients

The Company had no clients in the years ended December 31, 2011 or 2010 that contributed at least 10% of total revenue and had one client in the year ended 2009 that contributed at least 10% of total revenue as reflected in the table below. This client operates in the communications industry and is included in the North American BPO segment. The revenue from this client as a percentage of total revenue was as follows:

	Year Ended December 31,
	2011	2010	2009

T-Mobile	6%	8%	10%

Accounts receivable from this client was as follows (amounts in thousands):

	Year Ended December 31,
	2011	2010	2009

T-Mobile	$17,207	$22,610	$27,569

The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs periodic credit evaluations of its clients and maintains allowances for uncollectible accounts and may require pre-payment for services. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk exists as of December 31, 2011.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(5)                                 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (amounts in thousands):

	December 31,
	2011	2010
Land and buildings	$38,846	$45,372
Computer equipment and software	261,378	245,333
Telephone equipment	44,861	45,743
Furniture and fixtures	51,460	54,364
Leasehold improvements	138,117	140,412
Motor vehicles	190	898
Construction-in-progress and other	339	1,768
Property, plant and equipment, gross	535,191	533,890
Less: Accumulated depreciation and amortization	(434,870)	(428,362)
Property, plant and equipment, net	$100,321	$105,528

Depreciation and amortization expense for property, plant and equipment was $40.4 million, $49.2 million and $55.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Included in computer equipment and software in the table above, the Company had $3.7 million and $2.7 million of unamortized Software Development Costs as of December 31, 2011 and 2010, respectively. Amortization expense for Software Development Costs was $1.0 million, $0.2 million and $0.4 million for the years ended December 31, 2011, 2010 and 2009, respectively, which is included in the depreciation and amortization expense for property, plant and equipment discussed above.

(6)                                 GOODWILL AND IMPAIRMENT

Goodwill consisted of the following (amounts in thousands):

	December 31, 2010	Acquisitions	Impairments	Effect of Foreign Currency	December 31, 2011

North American BPO	$35,885	$18,516	$-	$-	$54,401
International BPO	16,822	44	-	(423)	16,443
Total	$52,707	$18,560	$-	$(423)	$70,844

	December 31, 2009	Acquisitions	Impairments	Effect of Foreign Currency	December 31, 2010
North American BPO	$35,885	$-	$-	$-	$35,885
International BPO	9,365	7,251	-	206	16,822
Total	$45,250	$7,251	$-	$206	$52,707

Impairment

The Company performs a goodwill impairment test on at least an annual basis. The Company conducts its annual goodwill impairment test during the fourth quarter, or more frequently, if indicators of impairment exist. As discussed in Note 2, the FASB amended its guidance to simplify testing goodwill for impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If an entity determines that as a result of the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company has six reporting units with goodwill. The fair value of four of the Company’s reporting units was substantially in excess of its estimated carrying value as of the most recent quantitative analysis of goodwill impairment performed in the fourth quarter of 2010. There have been no triggering events or changes in circumstances since that quantitative analysis to indicate that the fair value of any of these reporting units would be less than their carrying amount. The Company performed a qualitative assessment of the goodwill by reporting unit in the fourth quarter 2011. In assessing the qualitative factors, the Company considered factors including but not limited to, economic, market and industry conditions, cost factors, changes in business strategy, earnings multiples, and budgeted-to-actual performance of revenue and gross margin from prior year. Based on this assessment, the Company concluded that it was more likely than not that the fair value of each of the four reporting units exceeded its carrying value. As such, it was not necessary to perform a quantitative impairment analysis, and the Company concluded that these reporting units were not impaired as of December 31, 2011 or 2010.

For the Company’s remaining reporting units, a quantitative assessment was performed. The quantitative assessment of goodwill includes comparing a reporting unit’s calculated fair value to its carrying value. The calculation of fair value requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. As of December 31, 2011, the Company concluded that the fair value of each of the remaining reporting units was in excess of its carrying value and the goodwill in those reporting units was not impaired.

(7)                                 CONTRACT ACQUISITION COSTS

Contract acquisition costs, net consisted of the following (amounts in thousands):

	December 31,
	2011	2010

Contract acquisition costs, gross	$22,639	$30,710
Less: Accumulated amortization	(19,773)	(27,928)
Contract acquisition costs, net	$2,866	$2,782

Amortization of contract acquisition costs recorded as a reduction to Revenue was $1.7 million, $5.3 million and $3.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Expected future amortization of contract acquisition costs as of December 31, 2011 is as follows (amounts in thousands):

2012	$1,012
2013	1,012
2014	633
2015	209
Total	$2,866

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(8)                                 OTHER INTANGIBLE ASSETS

Other intangible assets which are included in Other long-term assets in the accompanying Consolidated Balance Sheets consisted of the following (amounts in thousands):

	December 31, 2010	Amortization and Impairment	Acquisitions or Disposals	Effect of Foreign Currency	December 31, 2011
Customer relationships, gross	$16,600	$-	11,700	(1,547)	$26,753
Customer relationships accumulated amortization	(3,371)	(2,318)	-	(262)	(5,951)
Other intangible assets, gross	-	-	2,600	-	2,600
Other Intangible Assets accumulated amortization	-	(1,225)	-	-	(1,225)
Trade name - indefinite life	8,200	-	3,300	-	11,500
Other intangible assets, net	$21,429	$(3,543)	$17,600	$(1,809)	$33,677

	December 31, 2009	Amortization and Impairment	Acquisitions or Disposals	Effect of Foreign Currency	December 31, 2010
Customer relationships, gross	$7,300	$-	$9,300	$-	$16,600
Customer relationships accumulated amortization	(2,555)	(816)	-	-	(3,371)
Trade name - indefinite life	1,800	-	6,400	-	8,200
Other intangible assets, net	$6,545	$(816)	$15,700	$-	$21,429

Customer relationships are being amortized over a weighted average useful life of 10.1 years and other intangible assets are being amortized over a weighted average useful life of 2.1 years. Amortization expense related to intangible assets was $3.5 million, $0.8 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. In the year ended 2009, the Company recognized $0.6 million in impairment losses related to its customer relationships intangible asset due to the loss of a significant customer in the International BPO segment. The impairment loss was equivalent to the remaining net carrying value of the particular asset at the time of the impairment.

Expected future amortization of other intangible assets as of December 31, 2011 is as follows (amounts in thousands):

2012	$3,382
2013	3,007
2014	2,978
2015	2,664
2016	2,299
Thereafter	7,847
Total	$22,177

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(9)                                 DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange and interest rate derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Interest rate derivatives consist of interest rate swaps to reduce the Company’s exposure to interest rate fluctuations associated with its variable rate debt. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets consider, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of December 31, 2011, the Company has not experienced, nor does it anticipate any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands and net of tax):

	Year Ended December 31,
	2011	2010	2009

Aggregate unrealized net gain/(loss) at beginning of year	$7,090	$4,467	$(21,180)
Add: Net gain/(loss) from change in fair value of cash flow hedges	(7,362)	8,513	14,427
Less: Net (gain)/loss reclassified to earnings from effective hedges	(5,580)	(5,890)	11,220
Aggregate unrealized net gain/(loss) at end of year	$(5,852)	$7,090	$4,467

The Company’s foreign exchange cash flow hedging instruments as of December 31, 2011 and 2010 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts unless noted otherwise.

As of December 31, 2011	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in 2012	Contracts Maturing Through
Canadian Dollar	25,750	$25,137		69.9%	March 2014
Costa Rican Colon	2,000,000	3,874		100.0%	August 2012
Philippine Peso	13,304,000	301,361	(1)	56.3%	December 2014
Mexican Peso (Forwards)	1,081,000	80,735		47.7%	November 2014
Mexican Peso (Collars)	140,298	12,000	(3)	100.0%	December 2012
British Pound Sterling	8,808	13,822	(2)	60.1%	June 2014
		$436,929

As of December 31, 2010	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	10,200	$8,493
Philippine Peso	7,731,000	169,364	(1)
Mexican Peso	311,500	22,383
British Pound Sterling	4,647	7,231	(2)
		$207,471

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(1)              Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on  December 31, 2011 and December 31, 2010.

(2)              Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on December 31, 2011 and December 31, 2010.

(3)              The Mexican peso collars include call options with a floor total of MXN 140,298 and put options with a cap total of MXN 157,038.

The Company’s interest rate swap arrangements as of December 31, 2011 were as follows:

	Notional Amount	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date
As of December 31, 2011	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
$40 million

The Company did not have any interest rate swap arrangements as of December 31, 2010.

Hedge of Net Investment

In 2008, the Company entered into a foreign exchange forward contract to hedge its net investment in a foreign operation which was settled in May 2009. Changes in fair value of the Company’s net investment hedge are recorded in the cumulative translation adjustment in Accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets offsetting the change in the cumulative translation adjustment attributable to the hedged portion of the Company’s net investment in the foreign operation. Gains and losses from the settlements of the Company’s net investment hedge remain in Accumulated other comprehensive income (loss) until partial or complete liquidation of the applicable net investment. A loss of $1.2 million from the settlements of net investment hedges was recorded within Accumulated other comprehensive income (loss) at December 31, 2011.

Fair Value Hedges

The Company enters into foreign exchange forward contracts to hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges, as well as the offsetting gain or loss on the hedged asset or liability, are recognized in earnings in Other income (expense), net. As of December 31, 2011, the total notional amount of the Company’s forward contracts used as fair value hedges was $49.8 million.

Embedded Derivatives

In addition to hedging activities, the Company’s foreign subsidiary in Argentina was party to U.S. dollar denominated lease contracts which the Company determined contained embedded derivatives. As such, the Company bifurcated the embedded derivatives features of the lease contracts and valued these features as foreign currency derivatives. In 2011, the Company amended its leases reducing the fair value to zero as of December 31, 2011.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Derivative Valuation and Settlements

The Company’s derivatives as of December 31, 2011 and 2010 were as follows (amounts in thousands):

	December 31, 2011
	Designated as hedging instruments		Not Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Leases
Derivative classification:	Cash Flow	Cash Flow	Fair Value	Embedded Derivative

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$2,325	$-	$12	$-
Other long-term assets	1,119	-	-	-
Other current liabilities	(7,828)	-	(341)	-
Other long-term liabilities	(2,786)	(2,263)	-	-

Total fair value of derivatives, net	$(7,170)	$(2,263)	$(329)	$-

	December 31, 2010
	Designated as hedging instruments		Not designated as hedging instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Leases
Derivative classification:	Cash Flow	Cash Flow	Fair Value	Embedded Derivative

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$10,602	$-	$783	$-
Other long-term assets	2,081	-	-	-
Other current liabilities	(677)	-	(58)	(105)
Other long-term liabilities	(104)	-	-	(34)

Total fair value of derivatives, net	$11,902	$-	$725	$(139)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2011 and 2010 were as follows (amounts in thousands):

	Year Ended December 31,
	2011		2010
	Designated as hedging instruments		Designated as hedging instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Interest Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in other comprehensive income - effective portion, net of tax:	$(6,003)	$(1,358)	$8,513	$-

Amount and location of net gain or (loss) reclassified from accumulated OCI to income - effective portion:
Revenue	$9,297	$-	$9,817	$-

Amount and location of net gain or (loss) reclassified from accumulated OCI to income - ineffective portion and amount excluded from effectiveness testing:
Other income (expense), net	$-	$-	$-	$-

	Year Ended December 31,
	2011			2010

Derivative contracts:	Not designated as hedging instruments			Not designated as hedging instruments
	Foreign Exchange		Leases	Foreign Exchange		Leases
Derivative classification:	Option and Forward Contracts	Fair Value	Embedded Derivative	Option and Forward Contracts	Fair Value	Embedded Derivative

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Operations:
Cost of services	$-	$-	$139	$-	$-	$230
Other income (expense), net	-	(1,178)	-	(42)	3,693	-

(10)                          FAIR VALUE

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following presents information as of December 31, 2011 and 2010 of the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of December 31, 2011, the Company had $64.0 million of borrowings outstanding under the Credit Agreement. During 2011, borrowings accrued interest at an average rate of 1.6% per annum, excluding unused commitment fees. As of December 31, 2010 the Company had no borrowings outstanding under the Credit Agreement. The amounts recorded in the accompanying balance sheets approximate fair value due to the variable nature of the debt.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of December 31, 2011, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of December 31, 2011 and 2010 (amounts in thousands):

As of December 31, 2011
	Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$-	$(7,170)	$-	$(7,170)
Interest rate swaps	-	(2,263)	-	(2,263)
Fair value hedges	-	(329)	-	(329)
Embedded derivatives	-	-	-	-
Total net derivative asset (liability)	$-	$(9,762)	$-	$(9,762)

As of December 31, 2010
	Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$-	$11,902	$-	$11,902
Interest rate swaps	-	-	-	-
Fair value hedges	-	725	-	725
Embedded derivatives	-	(139)	-	(139)
Total net derivative asset (liability)	$-	$12,488	$-	$12,488

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following is a summary of the Company’s fair value measurement as of December 31, 2011 and 2010 (amounts in thousands):

As of December 31, 2011
	Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$-	$507	$-
Derivative instruments, net	-	-	-
Total assets	$-	$507	$-

Liabilities
Deferred compensation plan liability	$-	$(3,990)	$-
Derivative instruments, net	-	(9,762)	-
Purchase price payable	-	-	(4,985)
Total liabilities	$-	$(13,752)	$(4,985)

As of December 31, 2010
	Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$-	$19,668	$-
Derivative instruments, net	-	12,488	-
Total assets	$-	$32,156	$-

Liabilities
Deferred compensation plan liability	$-	$(3,781)	$-
Purchase price payable	-	-	(4,506)
Total liabilities	$-	$(3,781)	$(4,506)

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

Deferred Compensation Plan - The Company maintains a non-qualified deferred compensation plan structured as a Rabbi trust for certain eligible employees. Participants in the deferred compensation plan select from a menu of phantom investment options for their deferral dollars offered by the Company each year, which are based upon changes in value of complementary, defined market investments. The deferred compensation liability represents the combined values of market investments against which participant accounts are tracked.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Purchase Price Payable — The Company has a future payable related to the purchase of PRG discussed in Note 2. As part of the PRG acquisition, the Company will pay $5.0 million on March 1, 2012. This payment was recognized at fair value using a discounted cash flow approach and a discount rate of 18.4%. This measurement is based on significant inputs not observable in the market. The Company will record accretion expense each period using the effective interest rate method until the payable reaches $5.0 million on March 1, 2012. Accretion expense related to the PRG purchase price payable is included in Interest expense in the Consolidated Statements of Operations and Comprehensive Income.

(11)                          INCOME TAXES

The sources of pre-tax accounting income are as follows (amounts in thousands):

	Year Ended December 31,
	2011	2010	2009
Domestic	$3,225	$19,891	$34,791
Foreign	88,329	62,078	68,252
Total	$91,554	$81,969	$103,043

The components of the Company’s Provision for income taxes are as follows (amounts in thousands):

	Year Ended December 31,
	2011	2010	2009
Current provision
Federal	$(10,371)	$9,612	$7,751
State	297	1,391	(317)
Foreign	21,695	20,458	13,977
Total current provision	11,621	31,461	21,411
Deferred provision (benefit)
Federal	(838)	(128)	7,027
State	(44)	(17)	460
Foreign	2,540	(2,885)	(1,421)
Total deferred provision (benefit)	1,658	(3,030)	6,066
Total provision for income taxes	$13,279	$28,431	$27,477

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following reconciles the Company’s effective tax rate to the federal statutory rate (amounts in thousands):

	Year Ended December 31,
	2011	2010	2009
Income tax per U.S. federal statutory rate (35%)	$32,044	$28,689	$36,084
State income taxes, net of federal deduction	875	2,079	1,015
Change in valuation allowances	(79)	5,645	(2,855)
Foreign income taxes at different rates than the U.S.	(18,136)	(12,499)	(12,812)
Foreign withholding taxes	2,177	989	3,402
Increase to current/deferred tax assets due to implementation of tax planning strategies	-	(4,910)	-
Losses in international markets without tax benefits	1,094	964	856
Nondeductible compensation under Section 162(m)	2,408	1,002	1,162
Liabilities for uncertain tax positions	1,875	(2,695)	401
Permanent difference related to foreign exchange gains	(45)	(46)	(110)
(Income)/losses of foreign branch operations	70	2,340	(78)
Non-taxable earnings of minority interest	390	(603)	(434)
Foreign dividend less foreign tax credits	(5,294)	5,344	-
Increase in deferred tax liability - branch losses in UK	18	2,586	-
Increase to deferred tax asset - change in state tax rate	-	(588)	-
IRS settlement on prior year refund claims	(11,700)	-	-
Canada CRA tax decision	8,680	-	-
Other	(1,098)	134	846

Income tax per effective tax rate	$13,279	$28,431	$27,477

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company’s deferred income tax assets and liabilities are summarized as follows (amounts in thousands):

	Year Ended December 31,
	2011	2010
Deferred tax assets, gross
Accrued workers compensation, deferred compensation and employee benefits	$4,720	$2,337
Allowance for doubtful accounts, insurance and other accruals	6,017	8,402
Depreciation and amortization	8,377	12,579
Amortization of deferred rent liabilities	1,472	2,624
Net operating losses	15,932	19,126
Equity compensation	7,389	7,010
Customer acquisition and deferred revenue accruals	10,252	1,905
Federal and state tax credits, net	15,965	18,450
Contract acquisition costs	-	241
Unrealized losses on derivatives	2,679	-
Other	11,284	5,431

Total deferred tax assets, gross	84,087	78,105
Valuation allowances	(16,555)	(22,636)

Total deferred tax assets, net	67,532	55,469
Deferred tax liabilities
Long-term lease obligations	(23)	(28)
Unrealized gains on derivatives	-	(4,810)
Contract acquisition costs	(6,015)	-
Future losses in UK	(4,571)	(4,554)
Other	(5,349)	(5,157)

Total deferred tax liabilities	(15,958)	(14,549)

Net deferred tax assets	$51,574	$40,920

The Company periodically reviews the likelihood that deferred tax assets will be realized in future tax periods under the “more likely than not” criteria. In making this judgment, the Company evaluates all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required.

As of December 31, 2011 the Company had approximately $42.2 million of net deferred tax assets in the U.S. and $25.9 million of net deferred tax assets related to certain international locations whose recoverability is dependent upon their future profitability. As of December 31, 2011 the deferred tax valuation allowance was $16.6 million and related primarily to tax losses in foreign jurisdictions and U.S. federal and state tax credits which do not meet the “more-likely-than-not” standard under current accounting guidance. The utilization of these state tax credits are subject to numerous factors including various expiration dates, generation of future taxable income over extended periods of time and state income tax apportionment factors which are subject to change.

When there is a change in judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. In 2011, the Company made adjustments to its deferred tax assets and corresponding valuation allowances. The net reduction to the valuation allowance of $6.1 million was due to a $3.7 million decrease in certain state credits and NOLs that do not meet the “more-likely-than-not” standard; a $2.4 million decrease due to the dissolution of South Africa, a $0.8 million increase in valuation allowance in Spain for deferred tax assets that do not meet the “more-likely-than-not” standard; a $1.3 million decrease in the valuation allowance related to certain federal tax credits; and a $0.5 million increase in the valuation allowance in certain other foreign jurisdictions.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

On February 20, 2011, the Company received notice of an adverse decision by the Canadian Revenue Agency (“CRA”) in regards to the Company’s attempt to recover taxes paid to Canada with respect to the years 2001 and 2002. In 2005, through the Competent Authority process, the Company sought relief under the United States-Canada Income Tax Convention for avoidance of double taxation arising from adjustments to the taxable income originally reported to these jurisdictions. Consistent with accounting for tax positions that no longer meet the recognition criteria, the Company derecognized income tax positions totaling $8.6 million through income tax expense in the first quarter of 2011. The Company continues to believe in the merits of its claim for which it sought relief from double taxation through the Competent Authority process. In response the Company has filed for Judicial Review in the Federal Court of Canada seeking a writ of mandamus to compel the CRA to accept the Company’s application for Competent Authority consideration.

On December 20, 2011, the Company received written notice from the Internal Revenue Service that the Joint Committee on Taxation has completed its consideration of the mediated settlement reached with the IRS concerning tax refund claims and taken no exception to the conclusions reached. During 2011, the Company recognized, as a reduction to income tax expense, income tax positions (including interest net of tax) of $11.7 million related to these claims. The Company expects to collect these refunds during the first quarter of 2012.

As of December 31, 2011, after consideration of all tax loss and tax credit carry back opportunities, the Company had net tax loss carry forwards expiring as follows (amounts in thousands):

2012	$45
2013	359
2014	4,047
2015	4,834
2016	10,329
After 2016	17,811

Total	$37,425

As of December 31, 2011, domestically, the Company had federal tax credit carry forwards in the amount of $6.1 million that if unused will expire in 2020 and $4.7 million that if unused will expire in 2021. The Company also had state tax credit carry-forwards of $5.2 million that if unused will expire between 2012 and 2023.

As of December 31, 2011 the cumulative amount of foreign earnings considered permanently invested outside the U.S. was $223.1 million. Those earnings do not include earnings from certain subsidiaries which the Company intends to repatriate to the U.S. or are otherwise considered available for distribution to the U.S. Accordingly, no provision for U.S. federal or state income taxes or foreign withholding taxes has been provided on these undistributed earnings. If these earnings become taxable in the U.S, the Company would be subject to incremental tax expense, after any applicable foreign tax credit, and foreign withholding tax expense. It is not practicable to estimate the additional taxes that may become payable upon the eventual remittance of these foreign earnings.

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and Costa Rica. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted 14 separate agreements with an initial period of four years and additional periods for varying years, expiring at various times between 2011 and 2013. The aggregate effect on income tax expense for the years ended December 31, 2011, 2010 and 2009 was approximately $14.0 million, $7.6 million and $8.9 million, respectively, which had a favorable impact on diluted net income per share of $0.25, $0.13 and $0.14, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Accounting for Uncertainty in Income Taxes

In accordance with ASC 740, the Company has recorded a reserve for uncertain tax positions. The total amount of interest and penalties recognized in the accompanying Consolidated Statements of Operations and Comprehensive Income as of December 31, 2011, 2010 and December 31, 2009 was approximately $0.1 million $0.1 million and $0.1 million, respectively, and the total amount of interest and penalties recognized in the accompanying Consolidated Balance Sheets as of December 31, 2011 and 2010 was approximately $0.6 million and $0.5 million, respectively.

The Company had a reserve for uncertain tax benefits, on a net basis, of $3.3 million and $9.0 million for the years ended December 31, 2011 and 2010, respectively. The liability for uncertain tax positions was reduced by $0.4 million for tax positions that were resolved favorably or expired. It was also reduced by $8.1 million on account of new information used in the measurement of an unrecognized tax benefit.

The tabular reconciliation of the reserve for uncertain tax benefits on a gross basis for the year ended December 31, 2011 is presented below (amounts in thousands):

Balance as of December 31, 2008	$21,918
Additions for current year tax positions	352
Reductions in prior year tax positions	(238)

Balance as of December 31, 2009	22,032
Additions for current year tax positions	28
Reductions in prior year tax positions	(13,025)

Balance as of December 31, 2010	9,035
Additions for current year tax positions	2,202
Reductions in prior year tax positions	(8,502)

Balance as of December 31, 2011	$2,735

At December 31, 2011, the amount of uncertain tax benefits that, if recognized, would reduce tax expense was $2.7 million. Within the next 12 months, it is reasonably possible that unrecognized tax benefits may decrease by $0.5 million as the result of the expiration of various statutes of limitation.

The Company and its domestic and foreign subsidiaries (including Percepta LLC and its domestic and foreign subsidiaries) file income tax returns as required in the U.S. federal jurisdiction and various state and foreign jurisdictions. The following table presents the major tax jurisdictions and tax years that are open as of December 31, 2011 and subject to examination by the respective tax authorities:

Tax Jurisdiction	Tax Year Ended
United States	2002 to 2004 and 2008 to present
Argentina	2006 to present
Australia	2006 to present
Brazil	2003 to present
Canada	2005 to present
Mexico	2006 to present
Philippines	2008 to present
Spain	2007 to present

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2002 through 2004, and 2008 to present, remain open tax years subject to IRS audit. The Company has been notified of the intent to audit, or is currently under audit of income taxes in the Philippines. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(12)       RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the years ended December 31, 2011, December 31, 2010 and 2009, the Company undertook a number of restructuring activities primarily associated with reductions in the Company’s capacity and workforce in both the North American BPO and International BPO segments to better align the capacity and workforce with current business needs.

A summary of the expenses recorded in Restructuring, net in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009, respectively, is as follows (amounts in thousands):

	Year Ended December 31,
	2011	2010	2009
North American BPO
Reduction in force	$2,665	$7,891	$4,008
Facility exit charges	74	320	408
Changes in estimates	(381)	(5)	(1,028)

Total	$2,358	$8,206	$3,388

	Year Ended December 31,
	2011	2010	2009
International BPO
Reduction in force	$1,268	$5,189	$1,516
Facility exit charges	-	89	168
Changes in estimates	25	(8)	-

Total	$1,293	$5,270	$1,684

A rollforward of the activity in the Company’s restructuring accruals for the years ended December 31, 2011 and 2010, respectively, is as follows (amounts in thousands):

	Closure of Delivery Centers	Reduction in Force	Total

Balance as of December 31, 2009	$375	$13	$388
Expense	409	13,080	13,489
Payments	(89)	(4,813)	(4,902)
Changes in estimates	-	(13)	(13)

Balance as of December 31, 2010	695	8,267	8,962
Expense	74	3,933	4,007
Payments	(354)	(10,192)	(10,546)
Changes in estimates	-	(356)	(356)

Balance as of December 31, 2011	$415	$1,652	$2,067

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The remaining restructuring accruals are expected to be paid or extinguished during 2012 and are all classified as current liabilities within Accrued employee compensation and benefits in the Consolidated Balance Sheet.

Impairment Losses

During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain delivery centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During 2011, the Company recognized impairment losses related to leasehold improvement assets of $0.2 million in its International BPO segment.

During 2010, the Company recognized impairment losses of $1.4 million in its North American BPO segment and $0.6 million in its International BPO segment based on the Company’s evaluation of the recoverability of its leasehold improvement assets.

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

(13)       INDEBTEDNESS

Credit Facility

On October 1, 2010, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders led by KeyBank National Association, Wells Fargo Bank, National Association, Bank of America, N.A., BBVA Compass, and JPMorgan Chase Bank, N.A. The Credit Agreement amended and restated in its entirety the Company’s prior credit facility entered into during 2006. The five-year, $350.0 million revolving credit facility with expanded foreign borrower and multi-currency flexibility also includes a $150.0 million accordion provision providing an option to increase the aggregate commitment to $500.0 million.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, stock repurchases and other strategic activities, such as the acquisitions described in Note 2. As of December 31, 2011, and 2010, the Company had borrowings of $64.0 million and zero, respectively, under its Credit Agreement, and its average daily utilization was $112.4 million and $62.5 million for the years ended December 31, 2011 and 2010, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $4.5 million, the Company’s remaining borrowing capacity was $281.5 million as of December 31, 2011. As of December 31, 2011, the Company was in compliance with all covenants and conditions under its Credit Agreement.

From time-to-time, the Company has unsecured, uncommitted lines of credit to support working capital for a few foreign subsidiaries. As of December 31, 2011, no foreign loans were outstanding.  As of December 31, 2010, only one loan was outstanding for approximately $0.6 million, which was included in Other current liabilities in the accompanying Consolidated Balance Sheets. The line of credit accrued interest at 6.0% per annum.

(14)       DEFERRED REVENUE AND COSTS

Deferred revenue in the accompanying Consolidated Balance Sheets consist of the following (amounts in thousands):

	December 31,
	2011	2010
Deferred Revenue - Current	$15,895	$5,570
Deferred Revenue - Long-term	13,976	2,980

Total Deferred Revenue	$29,871	$8,550

Activity for the Company’s Deferred revenue was as follows (amounts in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance, beginning of year	$8,550	$15,667	$16,908
Add: Amounts deferred due to new business	67,058	8,761	23,513
Less: Revenue recognized	(45,741)	(15,962)	(25,388)
Net increase/(decrease) in deferred revenue	21,317	(7,201)	(1,875)
Effect of foreign currency	4	84	634

Balance, end of year	$29,871	$8,550	$15,667

Deferred costs in the accompanying Consolidated Balance Sheets consist of the following (amounts in thousands):

	December 31,
	2011	2010
Deferred Costs - Current	$8,574	$1,135
Deferred Costs - Long-term	10,030	3,598

Total Deferred Costs	$18,604	$4,733

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Activity for the Company’s Deferred costs was as follows (amounts in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance, beginning of year	$4,733	$4,873	$8,389
Add: Amounts deferred due to new business	24,569	4,476	7,180
Less: Recognized expense	(10,701)	(4,636)	(10,657)
Net increase/(decrease) in deferred costs	13,868	(160)	(3,477)
Effect of foreign currency	3	20	(39)

Balance, end of year	$18,604	$4,733	$4,873

(15)       COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of December 31, 2011, outstanding letters of credit under the Credit Agreement totaled $4.5 million and primarily guaranteed workers’ compensation and other insurance-related obligations.  As of December 31, 2011, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $1.3 million.

Guarantees

The Company’s Credit Facility is guaranteed by certain of the Company’s domestic subsidiaries.

On March 31, 2010, the Company sold a corporate aircraft that was financed under a synthetic operating lease. Accordingly, the Company elected to exercise its purchase option rights under the lease for a specified amount.  Simultaneous with the purchase, the Company sold the aircraft to an unrelated third-party. The proceeds from the aircraft sale were used to satisfy the lease obligations and other sales-related expenses, with the Company realizing a net gain of approximately $137,000, which was recorded in Other income (expense), net in the accompanying Consolidated Statements of Operations and Comprehensive Income during 2010.

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

(16)       LEASES

The Company has various operating leases primarily for equipment, delivery centers and office space, which generally contain renewal options. Rent expense under operating leases was approximately $30.0 million, $30.2 million and $29.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

In 2008, the Company sub-leased one of its delivery centers to a third party for the remaining term of the original lease. The sub-lease began on January 1, 2009 and rental income received over the term of the lease will be recognized on a straight-line basis. Future minimum sub-lease rental receipts are shown in the table below.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The future minimum rental payments and receipts required under non-cancelable operating leases as of December 31, 2011 are as follows (amounts in thousands):

	Operating Leases	Sub-Lease Income
2012	$24,731	$1,823
2013	20,897	1,823
2014	14,339	1,823
2015	6,473	2,234
2016	4,059	2,234
Thereafter	5,729	9,849

Total	$76,228	$19,786

In addition, the Company records operating lease expense on a straight-line basis over the life of the lease as described in Note 1. The deferred lease liability as of December 31, 2011 and 2010 was $6.7 million and $10.4 million, respectively.

The future minimum rental payments for capital leases as of December 31, 2011 are as follows (amounts in thousands) and the current portion and the long-term portion of the obligation are included in the Other current liabilities in the accompanying Consolidated Balance Sheets:

Capital Leases
Future rental payments	$366
Less amount representing interest	(11)
Present value of minimum lease payments	355
Less current portion	(355)

Long-term portion	$-

The Company has two delivery centers classified as capital leases at December 31, 2011. The amounts applicable to these leases included in property, plant and equipment are as follows (amounts in thousands):

	December 31,
	2011	2010
Historical cost	$12,181	$12,181
Less: Accumulated depreciation	(12,181)	(11,871)

	$-	$310

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

	Balance at December 31, 2010	Additions and Modifications	Accretion	Settlements	Balance at December 31, 2011

ARO liability at inception	$1,645	$278	$-	$(512)	$1,411
Accumulated accretion	655	9	23	(16)	671

	$2,300	$287	$23	$(528)	$2,082

	Balance at December 31, 2009	Additions and Modifications	Accretion	Settlements	Balance at December 31, 2010

ARO liability at inception	$1,798	$406	$-	$(559)	$1,645
Accumulated accretion	805	-	82	(232)	655

	$2,603	$406	$82	$(791)	$2,300

Increases to ARO result from a new lease agreement or modifications on an ARO from a preexisting lease agreement. Modifications to ARO liabilities and accumulated accretion occur when lease agreements are amended or when assumptions change, such as the rate of inflation. Modifications are accounted for prospectively as changes in estimates. Settlements occur when leased premises are vacated and the actual cost of restoration is paid. Differences between the actual costs of restoration and the balance recorded as ARO liabilities are recognized as gains or losses in the accompanying Consolidated Statements of Operations and Comprehensive Income.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(17)       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes Accumulated other comprehensive income (loss) for the periods indicated (amounts in thousands):

	Translation Adjustments
	Foreign Currency Translation Adjustments	Net Investment Hedges	Cash Flow Hedges	Other	Totals

Accumulated other comprehensive income (loss) at December 31, 2008	$(12,236)	$507	$(21,180)	$(111)	$(33,020)

Gross changes	19,613	(1,727)	47,072	-	64,958
Tax	-	-	(21,425)	-	(21,425)
Other comprehensive income (loss), net of tax	19,613	(1,727)	25,647	-	43,533
Accumulated other comprehensive income (loss) at December 31, 2009	7,377	(1,220)	4,467	(111)	10,513

Gross changes	7,990	-	4,583	(792)	11,781
Tax	-	-	(1,960)	-	(1,960)
Other comprehensive income (loss), net of tax	7,990	-	2,623	(792)	9,821
Accumulated other comprehensive income (loss) at December 31, 2010	15,367	(1,220)	7,090	(903)	20,334

Gross changes	(12,057)	-	(21,337)	(655)	(34,049)
Liquidation of foreign subsidiary	(154)				(154)
Tax	-	-	8,395	-	8,395
Other comprehensive income (loss), net of tax	(12,211)	-	(12,942)	(655)	(25,808)
Accumulated other comprehensive income (loss) at December 31, 2011	$3,156	$(1,220)	$(5,852)	$(1,558)	$(5,474)

(18)       NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2011	2010	2009

Shares used in basic earnings per share calculation	56,669	60,361	62,891
Effect of dilutive securities:
Stock options	727	874	814
Restricted stock units	564	557	533
Performance-based restricted stock units	3	-	-
Total effects of dilutive securities	1,294	1,431	1,347
Shares used in dilutive earnings per share calculation	57,963	61,792	64,238

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended December 31, 2011, 2010 and 2009, 0.1 million, 0.1 million and 0.4 million, respectively, of options to purchase shares of common stock were outstanding but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the years ended December 31, 2011, 2010 and 2009, restricted stock units of 0.6 million, 1.1 million, and 0.8 million, respectively, were outstanding but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the years ended December 31, 2011, 2010 and 2009, there were no performance-based restricted stock units outstanding but not included in the computation of diluted net income per share. For the years ended December 31, 2011, 2010 and 2009, restricted stock units that vest based on the Company achieving specified operating income performance targets, of 0.1 million, 0.1 million and 0.1 million, respectively, were outstanding but not included in the computation of diluted net income per share because they were not determined to be contingently issuable.

(19)       EMPLOYEE COMPENSATION PLANS

Employee Benefit Plan

The Company has two 401(k) profit-sharing plans that allow participation by U.S. employees who have completed six months of service, as defined, and are 21 years of age or older. Participants may defer up to 75% of their gross pay, up to a maximum limit determined by U.S. federal law. Participants are also eligible for a matching contribution. The Company may from time to time, at its discretion, make a “matching contribution” based on the amount and rate of the elective deferrals. The Company determines how much, if any, it will contribute for each dollar of elective deferrals. Participants vest in matching contributions over a three-year period. Company matching contributions to the 401(k) plans totaled $1.9 million, $2.2 million and $2.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

In May 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”). Upon adoption of the 2010 Plan, all authorized and unissued equity in both the 1995 Option Plan and the 1999 Plan was cancelled. An aggregate of 4.0 million shares of common stock has been reserved for issuance under the 2010 Plan, which permits the award of incentive stock options, non-qualified stock options, stock appreciation rights, shares of restricted common stock and restricted stock units. As of December 31, 2011, a total of 4.0 million shares were authorized and 2.9 million shares were available for issuance under the 2010 Plan.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the years ended December 31, 2011, 2010, and 2009, the Company recorded total equity-based compensation expense under all equity-based arrangements (stock options and RSUs) of $15.9 million, $13.4 million and $11.6 million, respectively. All compensation expense is included in Selling, general and administrative expense in the accompanying Consolidated Statements of Operations and Comprehensive Income. For the years ended December 31, 2011, 2010, and 2009, the Company recognized a tax benefit under all equity-based arrangements (stock options and RSUs) of $11.6 million, $5.2 million and $3.8 million, respectively.

Restricted Stock Units

2007 RSU Awards:  Beginning in January 2007, the Compensation Committee of the Company’s Board of Directors granted RSUs under the 1999 Plan to certain members of the Company’s management team. RSUs are intended to provide management with additional incentives to promote the success of the Company’s business, thereby aligning their interests with the interests of the Company’s stockholders. One RSU award was granted during 2007 for 500,000 shares and vests equally over a 10-year period. The Company granted an additional RSU award for 500,000 shares of which 50% vests equally over five years and 50% is earned by achieving specific performance targets over a five year period. Of the remaining RSUs granted during 2007, one-third vest over five years based on the individual recipient’s continued employment with the Company (“time vesting RSUs”) and two-thirds vested pro-rata over three years based on the Company achieving specified operating income performance targets in each of the years 2007, 2008, and 2009 (“performance RSUs”). If the performance target for a particular year is not met, the performance RSUs scheduled to vest are canceled. The Company records compensation expense for the performance RSUs when it concludes that it is probable that the performance condition will be achieved. Because the Company did not achieve the operating income performance targets in 2010, the performance RSUs were canceled. There were no performance RSUs outstanding as of December 31, 2011.

2009, 2010 and 2011 RSU Awards:  The Company granted RSUs in 2009, 2010 and 2011 to new and existing employees that vest over four years. The Company also granted RSUs in 2010 and 2011 to members of the Board of Directors that generally vest over one year. The Company granted 43,500 performance-based RSUs to eLoyalty employees that vest in equal installments over four years based on eLoyalty achieving specified revenue and operating income performance targets. There were no performance-based RSUs issued in 2009 and 2010. All RSUs vested during the year ended December 31, 2011 were issued out of treasury stock.

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

The weighted-average grant date fair value of RSUs, including performance-based RSUs, granted during the years ended December 31, 2011, 2010, and 2009 was $19.49, $17.82, and $9.42 per share, respectively. The total intrinsic value of RSUs vested during the years ended December 31, 2011, 2010, and 2009 was $13.9 million, $10.6 million, and $5.7 million.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

A summary of the status of the Company’s non-vested RSUs and performance-based RSUs and activity for the year ended December 31, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested as of December 31, 2010	2,709,202	$18.45
Granted	890,080	$19.49
Vested	(824,259)	$16.85
Cancellations/expirations	(228,151)	$20.66

Unvested as of December 31, 2011	2,546,872	$18.48

As of December 31, 2011, there was approximately $34.7 million of total unrecognized compensation expense and approximately $42.1 million in total intrinsic value related to non-vested RSU grants. The unrecognized compensation expense will be recognized over the remaining weighted-average vesting period of 1.5 years using the straight-line method.

Stock Options

During the year ended December 31, 2011, the Company granted 150,000 stock options to a key employee. The stock option award is made up of four separate tranches. Each tranche will vest based on certain stock price targets (market conditions). The grant date fair values of each tranche were calculated using a Monte Carlo simulation model in addition to a time-based binomial lattice model. The following table provides the assumptions used in the time-based binomial lattice model for each tranche granted:

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	2.1%	-	-
Expected life in years	1.3 - 2.7	-	-
Expected volatility	54.4%	-	-
Dividend yield	0.0%	-	-
Weighted-average volatility	54.4%	-	-

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

A summary of stock option activity for the year ended December 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term in Years	Aggregate Intrinsic Value (000’s)

Outstanding as of December 31, 2010	2,877,620	$ 10.82
Grants	150,000	$ 17.31
Exercises	(1,564,332)	$ 9.43
Post-vest cancellations/expirations	(780)	$ 10.98
Outstanding as of December 31, 2011	1,462,508	$ 12.98	4.4	$6,092

Vested and exercisable as of December 31, 2011	1,311,508	$ 12.48	3.8	$6,092

The weighted-average grant-date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $8.68, $0 and $0 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $12.6 million, $2.3 million and $4.0 million, respectively. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $0.1 million, $0.7 million and $2.6 million, respectively.

As of December 31, 2011, there was approximately $1.2 million of unrecognized compensation expense related to non-vested stock options. The unrecognized compensation expense will be recognized over the remaining weighted-average derived service period of 2.4 years using the straight-line method. Equity-based compensation expense is recognized in Selling, general and administrative in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Cash received from option exercises under the Plans for the years ended December 31, 2011, 2010 and 2009 was $14.8 million, $2.8 million and $6.2 million, respectively. The recognized tax benefit from option exercises for the years ended December 31, 2011, 2010 and 2009 was $5.0 million, $1.0 million and $1.6 million, respectively. Shares issued for options exercised during the year ended December 31, 2011 were issued out of treasury stock.

(20)       STOCK REPURCHASE PROGRAM

Stock Repurchase Program

The Company has a stock repurchase program, which was initially authorized by the Company’s Board of Directors in November 2001. As of December 31, 2011, the cumulative authorized repurchase allowance was $462.3 million. During the year ended December 31, 2011, the Company purchased 3.4 million shares for $63.7 million. Since inception of the program, the Company has purchased 32.2 million shares for $430.6 million. As of December 31, 2011, the remaining allowance under the program was approximately $31.7 million. For the period from January 1, 2012 through February 23, 2012, the Company has purchased an additional 0.2 million shares for $2.4 million. The stock repurchase program does not have an expiration date.

(21)       RELATED PARTY TRANSACTIONS

The Company has entered into an agreement under which Avion, LLC (“Avion”) provides certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has a direct 100% beneficial ownership interest in Avion. During 2011, 2010 and 2009, the Company paid $1.5 million, $1.5 million and $0.6 million, respectively, to Avion for services provided to the Company. There were no amounts outstanding to Avion as of December 31, 2011.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

During 2011, the Company contracted for consulting services with Lender Live, a company owned by a member of the Board of Directors of the Company. During 2011, the Company accrued $0.2 million for services provided to the Company by Lender Live, for which the payment was made in 2012.

The Audit Committee of the Board of Directors reviews these transactions annually and has determined that the fees charged by these related parties are at fair market value.

(22)       OTHER FINANCIAL INFORMATION

Self-insurance liabilities of the Company which are included in Accrued employee compensation and benefits and Other accrued expenses in the accompanying Consolidated Balance Sheets were as follows (amounts in thousands):

	December 31,
	2011	2010
Worker’s compensation	$2,507	$2,720
Employee health and dental insurance	3,324	2,912
Other general liability insurance	1,225	1,221
Total self-insurance liabilities	$7,056	$6,853

(23)       DECONSOLIDATION OF A SUBSIDIARY

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

On September 9, 2010, Newgen settled a legal claim for $3.6 million that was paid for by the Company on behalf of Newgen. As a result of the legal settlement, the Company recognized a $5.9 million gain in Other income (expense), net and a $2.3 million expense in Provision for income taxes for the year 2010. As of December 31, 2011 and 2010, the Company’s negative investment in Newgen was $0.1 million as presented in the accompanying Consolidated Balance Sheets.

The following condensed financial statements of Newgen have been prepared to show the remaining liabilities subject to compromise by the Bankruptcy Court to be reported separately from the liabilities not subject to compromise (pre and post rent settlement). All liabilities included in the condensed financial statements below are subject to compromise as of December 31, 2011 and represent the current estimate of the amount of known or potential pre-petition claims that are subject to final settlement. Such claims remain subject to future adjustments.

	December 31, 2011	December 31, 2010	December 31, 2009
Total current assets	$127	$127	$1,700
Total long-term assets	-	-	2,379
Total assets	$127	$127	$4,079

Total current liabilities	$203	$203	$7,886
Total liabilities	203	203	7,886
Total stockholders’ deficit	(76)	(76)	(3,807)
Total liabilities and stockholders’ deficit	$127	$127	$4,079

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(24)       QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present certain quarterly financial data for the year ended December 31, 2011 (amounts in thousands except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$280,979	$293,636	$304,235	$300,538
Cost of services	199,121	210,358	220,795	218,088
Selling, general and administrative	47,801	47,283	43,445	50,273
Depreciation and amortization	11,598	11,423	11,807	10,061
Restructuring charges, net	739	(57)	1,616	1,353
Impairment losses	230	-	-	-
Income from operations	21,490	24,629	26,572	20,763
Other income (expense)	(270)	(1,276)	(633)	279
(Provision) benefit for income taxes	(9,849)	(129)	496	(3,797)
Non-controlling interest	(898)	(1,007)	(1,064)	(1,132)
Net income attributable to TeleTech stockholders	$10,473	$22,217	$25,371	$16,113

Weighted average shares outstanding
Basic	57,190	56,713	56,476	56,309
Diluted	58,797	57,974	57,748	57,500

Net income per share attributable to TeleTech stockholders
Basic	$0.18	$0.39	$0.45	$0.29
Diluted	$0.18	$0.38	$0.44	$0.28

Included in Cost of services and selling, general and administrative expenses in the third quarter is a $2.8 million reduction for variable incentive compensation.

Included in the Provision for Income Taxes for the first and fourth quarter is an increase of $9.0 million and a decrease of $0.4 million respectively related to the adverse decision by the Canadian Revenue Agency (“CRA”) in regards to the Company’s attempt to recover taxes paid to Canada with respect to the years 2001 and 2002.  Also included in the Provision for income taxes in the first, second and third quarter is a reduction in expense related to the mediated settlement reached with the IRS concerning tax refund claims of $2.9 million, $5.7 million and $3.0 million respectively.  Also included in the third quarter is a $1.4 million benefit related to the Company’s 2010 foreign earnings repatriation.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following tables present certain quarterly financial data for the year ended December 31, 2010 (amounts in thousands except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$271,526	$271,927	$271,005	$280,448
Cost of services	194,618	198,194	193,996	202,889
Selling, general and administrative	43,408	39,741	40,572	42,091
Depreciation and amortization	12,724	12,946	12,452	12,096
Restructuring charges, net	1,469	1,304	3,579	7,124
Impairment losses	-	679	327	952
Income from operations	19,307	19,063	20,079	15,296
Other income (expense)	(211)	332	7,295	808
Provision for income taxes	(5,054)	(5,071)	(7,586)	(10,720)
Non-controlling interest	(755)	(922)	(1,118)	(869)
Net income attributable to TeleTech stockholders	$13,287	$13,402	$18,670	$4,515

Weighted average shares outstanding
Basic	61,877	61,117	59,808	58,690
Diluted	63,483	62,317	61,028	60,369

Net income per share attributable to TeleTech stockholders
Basic	$0.21	$0.22	$0.31	$0.08
Diluted	$0.21	$0.22	$0.31	$0.07

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

Included in the Provision for income taxes for the fourth quarter is a $5.6 million expense related repatriation of foreign earnings previously considered permanently invested outside the U.S., an increase of $2.5 million in the U.S. deferred tax liability related to foreign tax assets that can no longer offset taxable income in more than one jurisdiction, an increase of $6.6 million in the deferred tax valuation allowance of which $3.7 million is related to certain European markets, and a $2.3 million expense related to our legal settlement included in Other income (expense) and $0.7 million in other items, offset by a $4.0 million benefit related to foreign tax planning strategies associated with the International operations.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Exhibit No.	Description
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

10.22	Form of Indemnification Agreement with Directors (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on February 17, 2010)**
10.23	Form of Amendment to Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to TeleTech’s Current Report on Form 8-K filed on February 17, 2010)**
10.24	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to TeleTech’s Current Report on Form 8-K filed on February 17, 2010)**
10.25

Form of Restricted Stock Unit Agreement (Section 16 Officers) (incorporated by reference to Exhibit 4.3 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-167300) filed on June 3, 2010)**

10.26

Form of Restricted Stock Unit Agreement (Non-Section 16 Employees) (incorporated by reference to Exhibit 4.4 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-167300) filed on June 3, 2010)**

10.27

Form of Independent Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.5 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-167300) filed on June 3, 2010)**

10.28

Executive Employment Agreement dated March 8, 2010 between Joseph Bellini and TeleTech (incorporated by reference to Exhibit 10.1 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)**

10.29

First Amendment to Executive Employment Agreement, dated September 20, 2010 between TeleTech and Joseph Bellini (incorporated by reference to Exhibit 10.1 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)**

10.30

Second Amendment, dated as of April 19, 2011, to TeleTech Holdings, Inc. Restricted Stock Unit Agreement by and between TeleTech Holdings, Inc. and James E. Barlett dated June 22, 2007 (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed April 22, 2011)**

10.31

Employment Agreement between Regina Paolillo and TeleTech Holdings, Inc. effective as of November 3, 2011 (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed October 27, 2011)**

10.32

Restricted Stock Unit Agreement dated as of November 15, 2011 between TeleTech Holdings, Inc. and Regina Paolillo (RSU Agreement) (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K/A filed November 21, 2011)**

10.33

Restricted Stock Unit Agreement dated as of November 15, 2011 between TeleTech Holdings, Inc. and Regina Paolillo (RSU Performance Agreement) (incorporated by reference to Exhibit 10.2 to TeleTech’s Current Report on Form 8-K/A filed November 21, 2011)**

10.34

Non-Qualified Stock Option Agreement dated as of November 15, 2011 between TeleTech Holdings, Inc. and Regina Paolillo (Option Agreement) (incorporated by reference to Exhibit 10.3 to TeleTech’s Current Report on Form 8-K/A filed November 21, 2011)**

10.35

General Release Agreement between Carol Kline and TeleTech Holdings, Inc. effective as of January 26, 2012 (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed January 31, 2012)**

21.01*	List of subsidiaries
23.01*	Consent of Independent Registered Public Accounting Firm
31.01*	Rule 13a-14(a) Certification of CEO of TeleTech
31.02*	Rule 13a-14(a) Certification of CFO of TeleTech
32.01*	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Exhibit No.	Description
32.02*	Written Statement of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.
***

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, (ii) Consolidated Balance Sheets as of December 31, 2011 and 2010, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.