Form 10-Q
period 2012-03-31
TELETECH HOLDINGS INC
filed 2012-05-01
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

☑                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐                           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

_______________________________

Commission File Number 001-11919

                        _______________________________

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

As of April 26, 2012, there were 55,464,125 shares of the registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

MARCH 31, 2012 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$172,761	$156,371
Accounts receivable, net	244,212	243,636
Prepaids and other current assets	46,611	37,434
Deferred tax assets, net	19,886	22,994
Income tax receivable	5,856	17,847
Total current assets	489,326	478,282

Long-term assets
Property, plant and equipment, net	98,645	100,321
Goodwill	74,069	70,844
Contract acquisition costs, net	2,624	2,866
Deferred tax assets, net	31,652	32,512
Other long-term assets	74,799	62,153
Total long-term assets	281,789	268,696
Total assets	$771,115	$746,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,793	$27,555
Accrued employee compensation and benefits	70,019	71,500
Other accrued expenses	29,778	33,816
Income taxes payable	8,695	10,051
Deferred tax liabilities, net	1,832	912
Deferred revenue	13,546	15,895
Other current liabilities	5,161	10,282
Total current liabilities	149,824	170,011

Long-term liabilities
Line of credit	85,000	64,000
Negative investment in deconsolidated subsidiary	76	76
Deferred tax liabilities, net	3,242	3,020
Deferred rent	7,516	6,729
Other long-term liabilities	45,229	32,895
Total long-term liabilities	141,063	106,720
Total liabilities	290,887	276,731

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock - $0.01 par value: 10,000,000 shares authorized; zero shares outstanding as of March 31, 2012 and December 31, 2011	-	-
Common stock - $0.01 par value; 150,000,000 shares authorized; 55,678,427 and 56,635,319 shares outstanding as of March 31, 2012 and December 31, 2011, respectively	556	566
Additional paid-in capital	342,895	350,386
Treasury stock at cost: 26,373,826 and 25,416,934 shares as of March 31, 2012 and December 31, 2011, respectively	(373,440)	(357,267)
Accumulated other comprehensive income (loss)	10,707	(5,474)
Retained earnings	486,657	470,776
Noncontrolling interest	12,853	11,260
Total stockholders’ equity	480,228	470,247
Total liabilities and stockholders’ equity	$771,115	$746,978

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenue	$292,654	$280,979

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	211,895	199,121
Selling, general and administrative	48,135	47,801
Depreciation and amortization	10,116	11,598
Restructuring charges, net	1,958	739
Impairment losses	1,800	230
Total operating expenses	273,904	259,489

Income from operations	18,750	21,490

Other income (expense)
Interest income	760	666
Interest expense	(1,098)	(1,380)
Other income, net	258	444
Total other income (expense)	(80)	(270)

Income before income taxes	18,670	21,220

Provision for income taxes	(1,853)	(9,849)

Net income	16,817	11,371

Net income attributable to noncontrolling interest	(936)	(898)

Net income attributable to TeleTech stockholders	$15,881	$10,473

Other comprehensive income (loss)
Net income	$16,817	$11,371
Foreign currency translation adjustment	8,751	5,091
Derivative valuation, gross	11,671	(2,287)
Derivative valuation, tax effect	(4,574)	830
Other	345	110
Total other comprehensive income	16,193	3,744
Total comprehensive income	33,010	15,115

Comprehensive income attributable to noncontrolling interest	(948)	(951)

Comprehensive income attributable to TeleTech stockholders	$32,062	$14,164

Weighted average shares outstanding
Basic	56,493	57,190
Diluted	57,418	58,797

Net income per share attributable to TeleTech stockholders
Basic	$0.28	$0.18
Diluted	$0.28	$0.18

The accompanying notes are an integral part of these financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Stockholders' Equity of the Company
	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling interest	Total Equity

	Shares	Amount	Shares	Amount

Balance as of December 31, 2011	-	$-	56,635	$566	$(357,267)	$350,386	$(5,474)	$470,776	$11,260	$470,247
Net income	-	-	-	-	-	-	-	15,881	936	16,817
Acquisition of noncontrolling interest	-	-	-	-	-	-	-	-	1,365	1,365
Dividends distributed to noncontrolling interest	-	-	-	-	-	-	-	-	(720)	(720)
Foreign currency translation adjustments	-	-	-	-	-	-	8,739	-	12	8,751
Derivatives valuation, net of tax	-	-	-	-	-	-	7,097	-	-	7,097
Vesting of restricted stock units	-	-	436	4	6,079	(9,814)	-	-	-	(3,731)
Exercise of stock options	-	-	28	-	390	(48)	-	-	-	342
Excess tax benefit from equity-based awards	-	-	-	-	-	(1,017)	-	-	-	(1,017)
Equity-based compensation expense	-	-	-	-	-	3,388	-	-	-	3,388
Purchases of common stock	-	-	(1,421)	(14)	(22,642)	-	-	-	-	(22,656)
Other	-	-	-	-	-	-	345	-	-	345
Balance as of March 31, 2012	-	$-	55,678	$556	$(373,440)	$342,895	$10,707	$486,657	$12,853	$480,228

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities
Net income	$16,817	$11,371
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,116	11,598
Amortization of contract acquisition costs	256	635
Amortization of debt issuance costs	153	228
Accretion expense	64	196
Provision for doubtful accounts	40	(208)
Loss (gain) on disposal of assets	110	-
Impairment losses	1,800	230
Deferred income taxes	(1,222)	5,361
Excess tax benefit from equity-based awards	(462)	(2,066)
Equity-based compensation expense	3,388	3,760
(Gain) loss on foreign currency derivatives	(299)	(35)

Changes in assets and liabilities, net of acquisitions:
Accounts receivable	3,031	11,627
Prepaids and other assets	(7,826)	(386)
Accounts payable and accrued expenses	(15,526)	(23,665)
Deferred revenue and other liabilities	4,224	5,962
Net cash provided by operating activities	14,664	24,608

Cash flows from investing activities
Proceeds from grant for property, plant and equipment	110	-
Purchases of property, plant and equipment	(6,484)	(3,870)
Acquisitions, net of cash acquired of $1,373 and zero, respectively	(4,627)	-
Net cash used in investing activities	(11,001)	(3,870)

Cash flows from financing activities
Proceeds from line of credit	248,550	258,900
Payments on line of credit	(227,550)	(179,400)
Proceeds from other debt	6,821	-
Payments on other debt	(655)	(537)
Dividends distributed to noncontrolling interest	(720)	(990)
Proceeds from exercise of stock options	342	1,750
Excess tax benefit from equity-based awards	462	2,066
Purchase of treasury stock	(22,656)	(33,829)
Payments of debt issuance costs	(419)	(22)
Net cash provided by financing activities	4,175	47,938

Effect of exchange rate changes on cash and cash equivalents	8,552	1,646

Increase in cash and cash equivalents	16,390	70,322
Cash and cash equivalents, beginning of period	156,371	119,385
Cash and cash equivalents, end of period	$172,761	$189,707

Supplemental disclosures
Cash paid for interest	$873	$1,050
Cash paid for income taxes	$1,887	$11,860

Non-cash investing and financing activities
Acquisition of equipment through installment purchase agreements	$-	$110
Recognition of asset retirement obligations	$-	$278
Landlord incentives credited to deferred rent	$604	$-

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)        OVERVIEW AND BASIS OF PRESENTATION

Overview

TeleTech Holdings, Inc. and its subsidiaries (“TeleTech” or the “Company”) serve their clients through the primary businesses of Business Process Outsourcing (“BPO”), which includes data-driven strategic consulting and marketing services, customer management, hosted and managed technologies, for a variety of industries via operations in the U.S., Argentina, Australia, Belgium, Brazil, Canada, China, Costa Rica, England, France, Germany, Ghana, Italy, Kuwait, Lebanon, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, South Africa, Spain, Turkey and the United Arab Emirates.

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TeleTech, its wholly owned subsidiaries, its 55% equity owned subsidiary Percepta, LLC, its 80% interest in Peppers & Rogers Group (“PRG”) and its 80% interest in iKnowtion which was acquired on February 27, 2012 (see Note 2 for additional information). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of March 31, 2012, and the consolidated results of operations and comprehensive income and cash flows of the Company for the three months ended March 31, 2012 and 2011. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Certain amounts for 2011 have been reclassified in the Consolidated Financial Statements to conform to the 2012 presentation.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Pronouncements

In May 2011, the FASB amended its guidance, to converge fair value measurement and disclosure guidance in U.S. GAAP with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. The amendment changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment became effective prospectively for the Company’s interim period ended March 31, 2012. The adoption of this guidance did not have a material impact on its financial position, results of operations or cash flows.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one or two consecutive financial statements. The Company decided to present a single statement setting the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. The amendment became effective retrospectively for the Company’s interim period ended March 31, 2012.

In December 2011, the FASB issued additional guidance related to the presentation of other comprehensive income. This guidance is intended to allow the FASB time to re-deliberate whether it is necessary to require entities to present the effects of reclassifications out of accumulated other comprehensive income in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This guidance defers the effective date of only those provisions in the other comprehensive income guidance that relate to the presentation of reclassification adjustments out of other comprehensive income and reinstates the previous requirements to present reclassification adjustments either on the face of the statement in which other comprehensive income is reported or to disclose them in a note to the financial statements. The amendments in this new guidance became effective at the same time as the amendments in the other comprehensive income guidance explained above. The Company’s adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

(2)        ACQUISITIONS

OnState

On January 1, 2012, the Company entered into an asset purchase agreement with OnState Communications Corporation (“OnState”) to acquire 100% of its assets and assume certain of its liabilities for total cash consideration of $3.3 million. OnState provides hosted business process outsourcing solutions to a variety of small businesses. OnState was headquartered in Boston, MA with a minimal employee base.

The Company paid $3.1 million towards the purchase price with the remaining $0.2 million payable during the second quarter of 2012. The $0.2 million was included within Other accrued expenses in the accompanying Consolidated Balance Sheets as of March 31, 2012. The Company paid $0.1 million of acquisition related expenses as part of the OnState purchase. These costs were recorded in Selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income during the three months ended March 31, 2012.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands). The estimates of fair value of identifiable assets acquired and liabilities assumed, are preliminary, pending completion of the valuation, thus are subject to revisions that may result in adjustments to the values presented below:

Preliminary Estimates of Acquisition Date Fair Value
Cash	$36
Accounts Receivable	68
Property, plant and equipment	33
Software	2,100
Goodwill	1,132
3,369

Accounts payable	93

Total purchase price	$3,276

The software acquired will be amortized over four years as soon as the software is placed into service. The goodwill recognized from the OnState acquisition is primarily attributable to incorporating the acquired software into current technology platforms in addition to the acquisition of the employees who developed the acquired software. Since this acquisition is considered an asset acquisition for tax purposes, the goodwill and software will be deductible.

iKnowtion

On February 27, 2012, the Company acquired an 80% interest in iKnowtion, LLC (“iKnowtion”).  iKnowtion integrates proven marketing analytics methodologies and business consulting capabilities to help clients improve their return on marketing expenditures in such areas as demand generation, share of wallet, and channel mix optimization. iKnowtion is located in Boston, MA and has approximately 40 employees.

The up-front cash consideration paid was $1.0 million. The Company is also obligated to pay a working capital adjustment equivalent to any acquired working capital from iKnowtion in excess of a working capital floor as defined in the purchase and sale agreement. As of March 31, 2012, the working capital adjustment was estimated to be $0.2 million, which will be paid during the second quarter of 2012 and was included in Other accrued expenses in the accompanying Consolidated Balance Sheets.

The Company is also obligated to make earn-out payments over the next four years if iKnowtion achieves specified earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets, as defined by the purchase and sale agreement. The Company expects iKnowtion to achieve the maximum EBITDA targets and has calculated the fair value of these contingent payments to be approximately $4.3 million. The fair value of the contingent payments was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 10% and expected future value of payments of $4.8 million. The fair value of the contingent consideration was $4.3 million as of March 31, 2012, of which $1.1 million and $3.2 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively.

The fair value of the 20% noncontrolling interest in iKnowtion of $1.4 million is preliminary and based on an estimate of 20% of the total purchase price.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In the event iKnowtion meets certain EBITDA targets for calendar year 2015, the purchase and sale agreement requires TeleTech to purchase the remaining 20% interest in iKnowtion in 2016 for an amount equal to a multiple of iKnowtions’s 2015 EBITDA as defined in the purchase and sale agreement. The preliminary fair value of this feature is minimal and included in the fair value of the noncontrolling interest as of March 31, 2012.

The Company paid $0.1 million of acquisition related expenses as part of the iKnowtion purchase. These costs were recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income during the three months ended March 31, 2012.

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities and noncontrolling interest assumed as of the acquisition date (in thousands). The estimates of fair value of identifiable assets acquired and liabilities assumed, are preliminary, pending completion of the valuation, and thus are subject to revisions that will result in adjustments to the values presented below:

Preliminary Estimates of Acquisition Date Fair Value
Cash	$1,337
Accounts Receivable	1,792
Property, plant and equipment	161
Other assets	95
Customer relationships	1,640
Goodwill	1,996
7,021

Accounts payable	12
Accrued expenses	19
Deferred rent	164
195

Noncontrolling interest	1,365

Total purchase price	$5,461

The iKnowtion customer relationships have an estimated useful life of 7 years. The goodwill recognized from the iKnowtion acquisition is primarily attributable to the acquired workforce of iKnowtion, expected synergies, and other factors. None of the goodwill is deductible for income tax purposes. The acquired goodwill and the operating results of iKnowtion are reported within the Customer Strategy Services segment from the date of acquisition.

eLoyalty

On May 28, 2011, the Company acquired certain assets and assumed certain liabilities of eLoyalty Corporation (“eLoyalty”), related to the Integrated Contract Solutions (“ICS”) business unit, and the eLoyalty trade name. The ICS business unit focuses on helping clients improve customer service business performance through the implementation of a variety of service centers. The ICS business unit generates revenue in three ways: (i) managed services that support and maintain clients’ customer service center environment over the long-term; (ii) consulting services that assist the customer in implementation and integration of a customer service center solution; and (iii) product resale through the sale of third party software and hardware. eLoyalty operates out of an office in Austin, TX with an additional administrative location in Chicago, IL and has approximately 160 employees.

The up-front cash consideration in the eLoyalty transaction was $40.9 million, subject to certain balance sheet adjustments of ($2.9) million as defined in the purchase and sale agreement, for a total purchase price of $38.0 million, all of which was paid by December 31, 2011.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following summarizes the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

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

The customer relationship intangible asset is being amortized over 11 years. The goodwill recognized from the eLoyalty acquisition is attributable primarily to the assembled workforce of eLoyalty and significant opportunity for Company growth and marketing based on additional service offerings and capabilities. Since this acquisition is treated as an asset acquisition for tax purposes, the goodwill and associated intangible assets will be deductible for income tax purposes. The operating results of eLoyalty are reported within the Customer Technology Services segment from the date of acquisition.

The acquired businesses contributed revenues of $21.1 million and income from operations of $2.4 million to the Company for the quarter ended March 31, 2012.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(3)                                 SEGMENT INFORMATION

Effective January 1, 2012, the Company completed certain changes focused on streamlining the organization to more closely align the Company’s reporting structure with its products and services and to increase management accountability. Beginning in the first quarter of 2012, the Company will now report the following four segments:

•                 the Customer Management  Services  segment includes  the  customer experience  delivery solutions which integrate innovative technology with highly-trained customer experience professionals to optimize the customer experience across all channels and all stages of the customer lifecycle from an onshore, offshore or work-from-home environment;

•                  the Customer Growth Services segment includes the technology-enabled sales and marketing business;

•                  the Customer Technology Services segment includes the hosted and managed technology offerings, including certain acquired assets of eLoyalty; and

•                  the Customer Strategy Services segment includes the customer experience strategy and data analytics offerings.

TeleTech revised previously reported segment information to conform to its new segments in effect as of January 1, 2012.

All intercompany transactions between the reported segments for the periods presented have been eliminated.

The following tables present certain financial data by segment (amounts in thousands):

Q1 2012

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$234,876	$-	$234,876	$6,140	$45,422
Customer Growth Services	22,764	-	22,764	565	1,079
Customer Technology Services	26,484	(931)	25,553	787	3,635
Customer Strategy Services	10,362	(901)	9,461	350	885
Total segments	294,486	(1,832)	292,654	7,842	51,021

Corporate	-	-	-	2,274	(32,271)
Total	$294,486	$(1,832)	$292,654	$10,116	$18,750

Q1 2011

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$246,073	$-	$246,073	$8,431	$48,251
Customer Growth Services	22,143	-	22,143	785	2,982
Customer Technology Services	4,657	-	4,657	69	2,712
Customer Strategy Services	8,106	-	8,106	299	463
Total segments	280,979	-	280,979	9,584	54,408

Corporate	-	-	-	2,014	(32,918)
Total	$280,979	$-	$280,979	$11,598	$21,490

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Capital Expenditures
Customer Management Services	$2,178	$2,121
Customer Growth Services	369	106
Customer Technology Services	326	70
Customer Strategy Services	66	138
Corporate	3,545	1,435
Total	$6,484	$3,870

	March 31, 2012	December 31, 2011
Total Assets
Customer Management Services	$479,624	$479,818
Customer Growth Services	46,388	50,950
Customer Technology Services	82,442	70,745
Customer Strategy Services	50,340	42,882
Corporate	112,321	102,583
Total	$771,115	$746,978

	March 31, 2012	December 31, 2011
Goodwill
Customer Management Services	$20,691	$20,594
Customer Growth Services	24,439	24,439
Customer Technology Services	19,648	18,516
Customer Strategy Services	9,291	7,295
Total	$74,069	$70,844

The following table presents revenue based upon the geographic location where the services are provided (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Revenue
United States	$110,576	$84,629
Philippines	78,665	83,507
Latin America	47,896	55,598
Europe / Middle East / Africa	38,366	39,758
Canada	12,953	12,798
Asia Pacific	4,198	4,689
Total	$292,654	$280,979

(4)        SIGNIFICANT CLIENTS and other concentrations

The Company did not have any clients that contributed in excess of 10% of total revenue for the three months ended March 31, 2012 or 2011.

The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs periodic credit evaluations of its clients and maintains allowances for uncollectible accounts and may require pre-payment for services. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk existed as of March 31, 2012.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(5)        GOODWILL

Goodwill consisted of the following (amounts in thousands):

	December 31, 2011	Acquisitions	Impairments	Effect of Foreign Currency	March 31, 2012

Customer Management Services	$20,594	$-	$-	$97	$20,691
Customer Growth Services	24,439	-	-	-	24,439
Customer Technology Services	18,516	1,132	-	-	19,648
Customer Strategy Services	7,295	1,996	-	-	9,291
Total	$70,844	$3,128	$-	$97	$74,069

The Company performs a goodwill impairment test on at least an annual basis. The Company conducts its annual goodwill impairment test during the fourth quarter, or more frequently, if indicators of impairment exist. During the quarter ended March 31, 2012, the Company assessed whether any such indicators of impairment existed and concluded that there were none.

(6)        DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange and interest rate related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Interest rate derivatives consist of interest rate swaps to reduce the Company’s exposure to interest rate fluctuations associated with its variable rate debt. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets consider, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of March 31, 2012, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three months ended March 31, 2012 and 2011 (amounts in thousands and net of tax):

	Three Months Ended March 31,
	2012	2011

Aggregate unrealized net gain/(loss) at beginning of year	$(5,852)	$7,091
Add: Net gain/(loss) from change in fair value of cash flow hedges	7,071	758
Less: Net (gain)/loss reclassified to earnings from effective hedges	26	(2,215)
Aggregate unrealized net gain/(loss) at end of period	$1,245	$5,634

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s foreign exchange cash flow hedging instruments as of March 31, 2012 and December 31, 2011 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts unless noted otherwise.

As of March 31, 2012	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in the Next 12 Months	Contracts Maturing Through
Canadian Dollar	20,500	$19,935		62.2%	March 2014
Costa Rican Colon	1,250,000	2,415		100.0%	August 2012
Philippine Peso	11,260,000	255,373	(1)	48.3%	December 2014
Mexican Peso (Forwards)	952,000	70,505		40.7%	November 2014
Mexican Peso (Collars)	105,224	9,000	(3)	100.0%	December 2012
British Pound Sterling	7,484	11,832	(2)	53.0%	June 2014
		$369,060

As of December 31, 2011	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	25,750	$25,137
Costa Rican Colon	2,000,000	3,874
Philippine Peso	13,304,000	301,361	(1)
Mexican Peso (Forwards)	1,081,000	80,735
Mexican Peso (Collars)	140,298	12,000	(4)
British Pound Sterling	8,808	13,822	(2)
		$436,929

(1)          Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on March 31, 2012 and December 31, 2011.

(2)          Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on March 31, 2012 and December 31, 2011.

(3)          The Mexican peso collars include call options with a floor total of MXN 105.2 million and put options with a cap total of MXN (120.2 million) as of March 31, 2012.

(4)          The Mexican peso collars include call options with a floor total of MXN 140.3 million and put options with a cap total of MXN (157.0 million) as of December 31, 2011.

The Company’s interest rate swap arrangements as of March 31, 2012 and December 31, 2011 were as follows:

	Notional Amount	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date
As of March 31, 2012	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
$40 million

As of December 31, 2011	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
$40 million

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of March 31, 2012 and December 31, 2011 the total notional amount of the Company’s forward contracts used as fair value hedges were $67.3 million and $49.8 million, respectively.

Embedded Derivatives

In addition to hedging activities, the Company’s foreign subsidiary in Argentina was party to U.S. dollar denominated lease contracts which the Company determined contain embedded derivatives. As such, the Company bifurcates the embedded derivative features of the lease contracts and valued these features as foreign currency derivatives. During 2011, the Company amended its leases to remove the embedded derivative feature which reduced the fair value to zero as of December 31, 2011.

Derivative Valuation and Settlements

The Company’s derivatives as of March 31, 2012 and December 31, 2011 were as follows (amounts in thousands):

	March 31, 2012
	Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Leases
Derivative classification:	Cash Flow	Cash Flow	Fair Value	Embedded Derivative

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$4,237	$-	$9	$-
Other long-term assets	3,046	-	-	-
Other current liabilities	(2,135)	-	(38)	-
Other long-term liabilities	(377)	(2,535)	-	-
Total fair value of derivatives, net	$4,771	$(2,535)	$(29)	$-

	December 31, 2011
	Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Leases
Derivative classification:	Cash Flow	Cash Flow	Fair Value	Embedded Derivative

Fair value and location of derivative in
the Consolidated Balance Sheet:
Prepaids and other current assets	$2,325	$-	$12	$-
Other long-term assets	1,119	-	-	-
Other current liabilities	(7,828)	-	(341)	-
Other long-term liabilities	(2,786)	(2,263)	-	-
Total fair value of derivatives, net	$(7,170)	$(2,263)	$(329)	$-

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011 were as follows (amounts in thousands):

	Three Months Ended March 31,
	2012		2011
	Designated as Hedging Instruments		Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Interest Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in other comprehensive income - effective portion, net of tax:	$7,234	$(163)	$570	$188

Amount and location of net gain or (loss) reclassified from accumulated OCI to income - effective portion:
Revenue	$(43)	$-	$3,691	$-

Amount and location of net gain or (loss) reclassified from accumulated OCI to income - ineffective portion and amount excluded from effectiveness testing:
Other income (expense), net	$-	$-	$-	$-

	Three Months Ended March 31,
	2012			2011
	Not Designated as Hedging Instruments			Not Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange		Leases	Foreign Exchange		Leases
Derivative classification:	Option and Forward Contracts	Fair Value	Embedded Derivative	Option and Forward Contracts	Fair Value	Embedded Derivative

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Operations:
Costs of services	$-	$-	$-	$-	$-	$44
Other income (expense), net	$-	$2,169	$-	$-	$711	$-

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

The following presents information as of March 31, 2012 and December 31, 2011 of the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of March 31, 2012 and December 31, 2011, the Company had $85.0 million and $64.0 million, respectively, of borrowings outstanding under the Credit Agreement. During the first quarter of 2012 outstanding borrowings accrued interest at an average rate of 1.6% per annum, excluding unused commitment fees. The amounts recorded in the accompanying balance sheets approximate fair value due to the variable nature of the debt.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of March 31, 2012, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of March 31, 2012 and December 31, 2011 (amounts in thousands):

As of March 31, 2012

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$-	$4,771	$-	$4,771
Interest rate swaps	-	(2,535)	-	(2,535)
Fair value hedges	-	(29)	-	(29)
Total net derivative asset (liability)	$-	$2,207	$-	$2,207

As of December 31, 2011

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$-	$(7,170)	$-	$(7,170)
Interest rate swaps	-	(2,263)	-	(2,263)
Fair value hedges	-	(329)	-	(329)
Total net derivative asset (liability)	$-	$(9,762)	$-	$(9,762)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a summary of the Company’s fair value measurements as of March 31, 2012 and December 31, 2011 (amounts in thousands):

As of March 31, 2012

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$-	$523	$-
Derivative instruments, net	-	2,207	-
Total assets	$-	$2,730	$-

Liabilities
Deferred compensation plan liability	$-	$(4,761)	$-
Derivative instruments, net	-	-	-
Purchase price payable	-	-	(4,303)
Total liabilities	$-	$(4,761)	$(4,303)

As of December 31, 2011

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$-	$507	$-
Derivative instruments, net	-	-	-
Total assets	$-	$507	$-

Liabilities
Deferred compensation plan liability	$-	$(3,990)	$-
Derivative instruments, net	-	(9,762)	-
Purchase price payable	-	-	(4,985)
Total liabilities	$-	$(13,752)	$(4,985)

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Purchase Price Payable — The Company recorded a purchase price payable related to the acquisition of iKnowtion. The purchase price payable was recognized at fair value using a discounted cash flow approach and a discount rate of 10.0%. This measurement was based on significant inputs not observable in the market. The Company will record accretion expense each period using the effective interest method until the future value of this purchase price payable reaches $4.8 million in 2016. Accretion expense related to all recorded purchase price payables is included in Interest expense in the Consolidated Statements of Comprehensive Income.

The Company also had a future payable related to the purchase of PRG. As part of the PRG acquisition, the Company paid the previously recognized purchase price payable of $5.0 million on March 1, 2012. The Company recorded accretion expense each period using the effective interest rate method until the payable reached the $5.0 million payment.

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

On February 20, 2011, the Company received notice of an adverse decision by the Canadian Revenue Agency (“CRA”) in regards to the Company’s attempt to recover taxes paid to Canada with respect to the years 2001 and 2002. In 2005, through the Competent Authority process, the Company sought relief under the United States-Canada Income Tax Convention for avoidance of double taxation arising from adjustments to the taxable income originally reported to these jurisdictions. Consistent with accounting for tax positions that no longer meet the recognition criteria, the Company derecognized income tax positions totaling $8.6 million through income tax expense in the first quarter of 2011. The Company continues to believe in the merits of its claim for which it sought relief from double taxation through the Competent Authority process. In response to the February 2011 notice, the Company has filed for Judicial Review in the Federal Court of Canada seeking a writ of mandamus to compel the CRA to accept the Company’s application for Competent Authority consideration.

On December 20, 2011, the Company received written notice from the Internal Revenue Service that the Joint Committee on Taxation had completed its consideration of the mediated settlement reached with the IRS concerning tax refund claims and taken no exception to the conclusions reached. During 2011, the Company recognized, as a reduction to income tax expense, income tax positions (including interest net of tax) of $11.7 million related to these claims. During the first quarter of 2012, the Company fully collected these amounts.

As of March 31, 2012, the Company had $51.5 million of gross deferred tax assets (after a $15.0 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $46.5 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.

The effective tax rate for the three months ended March 31, 2012 and 2011 was 9.9% and 46.4%, respectively.

The Company is currently under audit of income taxes in the Philippines for 2008. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(9)        RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the three months ended March 31, 2012 and 2011, the Company undertook a number of restructuring activities primarily associated with reductions in the Company’s capacity and workforce in both the Customer Management Services and Customer Growth Services segments to better align the capacity and workforce with current business needs.

A summary of the expenses recorded in Restructuring, net in the accompanying Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, respectively, is as follows (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Reduction in force
Customer Management Services	$1,544	$852
Customer Growth Services	103	110
Customer Technology Services	-	-
Customer Strategy Services	-	-
Corporate	311	-
Total	$1,958	$962

	Three Months Ended March 31,
	2012	2011
Facility exit charges
Customer Management Services	$-	$7
Customer Growth Services	-	-
Customer Technology Services	-	-
Customer Strategy Services	-	-
Corporate	-	-
Total	$-	$7

A rollforward of the activity in the Company’s restructuring accruals is as follows (amounts in thousands):

	Closure of Delivery Centers	Reduction in Force	Total

Balance as of December 31, 2011	$415	$1,652	$2,067
Expense	-	1,958	1,958
Payments	(30)	(1,608)	(1,638)
Reversals	-	-	-
Balance as of March 31, 2012	$385	$2,002	$2,387

The remaining restructuring accruals are expected to be paid or extinguished during 2012 and are all classified as current liabilities within Accrued employee compensation and benefits in the Consolidated Balance Sheet.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Impairment Losses

During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain delivery centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three months ended March 31, 2012 and 2011, the Company recognized zero and $0.2 million, respectively, of losses related to leasehold improvement assets in the Customer Management Services segment.

During the first quarter of 2012, the Company elected to rebrand the Direct Alliance Corporation (“DAC”) subsidiary to Revana. Based on this decision and management’s intention not to use the DAC name on a go-forward basis, the future cash flows associated with the trade name indefinite-lived intangible asset that was established as part of the purchase price accounting of DAC in 2006 is less than the asset’s carrying value. Thus the $1.8 million asset was impaired as of March 31, 2012. This expense was included in the Impairment losses in the Consolidated Statements of Comprehensive Income.

(10)         COMMITMENTS AND CONTINGENCIES

Credit Facility

On October 1, 2010, the Company entered into a five-year, $350.0 million revolving line of credit agreement (the “Credit Agreement”) with a syndicate of lenders led by KeyBank National Association, Wells Fargo Bank, National Association, Bank of America, N.A., BBVA Compass, and JPMorgan Chase Bank, N.A. On March 27, 2012, the Company amended the Credit Agreement by increasing the aggregate commitment by $150.0 million to $500.0 million and revising certain definitions.

The Company primarily utilizes its Credit Agreement to fund working capital, general operating purposes, stock repurchases and other strategic purposes, such as the acquisitions described in Note 2. As of March 31, 2012 and December 31, 2011, the Company had borrowings of $85.0 million and $64.0 million, respectively, under our Credit Agreement, and our average daily utilization was $126.1 million and $71.3 million for the three months ended March 31, 2012 and 2011, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $4.4 million, our remaining borrowing capacity was $410.6 million as of March 31, 2012. As of March 31, 2012, the Company was in compliance with all covenants and conditions under its Credit Agreement.

Letters of Credit

As of March 31, 2012, outstanding letters of credit under the Credit Agreement totaled $4.4 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of March 31, 2012, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $1.3 million.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(11)         NONCONTROLLING INTEREST

The following table reconciles equity attributable to noncontrolling interest (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Noncontrolling interest, January 1	$11,260	$11,092
Acquisition of noncontrolling interest	1,365	-
Net income attributable to noncontrolling interest	936	898
Dividends distributed to noncontrolling interest	(720)	(990)
Foreign currency translation adjustments	12	53
Noncontrolling interest, March 31	$12,853	$11,053

(12)         NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Shares used in basic earnings per share calculation	56,493	57,190
Effect of dilutive securities:
Stock options	396	951
Restricted stock units	529	656
Performance-based restricted stock units	-	-
Total effects of dilutive securities	925	1,607
Shares used in dilutive earnings per share calculation	57,418	58,797

For the three months ended March 31, 2012 and 2011, options to purchase 0.1 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti–dilutive. For the three months ended March 31, 2012 and 2011, restricted stock units (“RSUs”) of 1.2 million and 0.5 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

(13)         EQUITY-BASED COMPENSATION PLANS

All equity–based awards to employees are recognized in the Consolidated Statements of Comprehensive Income at the fair value of the award on the grant date. During the three months ended March 31, 2012 and 2011, the Company recognized total compensation expense of $3.4 million and $3.7 million, respectively. Of the total compensation expense, $0.5 million and $0.4 million was recognized in Cost of services and $2.9 million and $3.3 million was recognized in Selling, general and administrative.

Stock Options

As of March 31, 2012, there was approximately $1.0 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to unvested option arrangements granted under the Company’s equity plans. The Company recognizes compensation expense straight–line over the vesting term of the option grant. The Company recognized compensation expense related to stock options of approximately $130,000 and $14,000 for the three months ended March 31, 2012 and 2011, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Stock Unit Grants

During the three months ended March 31, 2012 and 2011, the Company granted 438,500 and 489,500 restricted stock units (“RSUs”), respectively, to new and existing employees, which vest in equal installments over four or five years. The Company recognized compensation expense related to RSUs of $3.3 million and $3.7 million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was approximately $35.6 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

As of March 31, 2012 and 2011, the Company had performance-based RSUs outstanding that vest based on the Company achieving specified revenue and operating income performance targets. The Company determined that it was not probable these performance targets would be met; therefore no expense was recognized for the three months ended March 31, 2012 or 2011.

Cash Based Awards

During the three months ended March 31, 2012, the Company granted 30,000 cash based awards that vest over a period of five years. These awards will be settled in cash equal to the Company’s stock price on each vesting date. Since these awards are settled in cash, the Company marks-to-market the associated expense for each award at the end of each reporting period. The Company accounts for these as liability awards and marks to market the fair value of the award until final settlement.

As of the March 31, 2012 Company stock price, there was approximately $0.4 million of total unrecognized compensation cost related to unvested cash based awards. The Company recognized approximately $7,000 of compensation expense related to these cash based awards for the three months ended March 31, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10–K for the year ended December 31, 2011. Except for historical information, the discussion below contains certain forward–looking statements that involve risks and uncertainties. The projections and statements contained in these forward–looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward–looking statements.

All statements not based on historical fact are forward–looking statements that involve substantial risks and uncertainties. In accordance with the Private Securities Litigation Reform Act of 1995, the following are important factors that could cause our actual results to differ materially from those expressed or implied by such forward–looking statements, including but not limited to the following: achieving estimated revenue from new, renewed and expanded client business as volumes may not materialize as forecasted, especially due to the global economic slowdown; the ability to close and ramp new business opportunities that are currently being pursued or that are in the final stages with existing and/or potential clients; our ability to execute our growth plans, including the successful integration of acquired companies and the sales of new products; the possibility of lower revenue or price pressure from our clients experiencing a business downturn or merger in their business; greater than anticipated competition in the customer management industry, causing adverse pricing and more stringent contractual terms; risks associated with losing or not renewing client relationships, particularly large client agreements, or early termination of a client agreement; the risk of losing clients due to consolidation in the industries we serve; consumers’ concerns or adverse publicity regarding our clients’ products; our ability to find cost effective locations, obtain favorable lease terms and build or retrofit facilities in a timely and economic manner; risks associated with business interruption due to weather, fires, pandemic, or terrorist–related events; risks associated with attracting and retaining cost–effective labor at our delivery centers; the possibility of asset impairments and restructuring charges; risks associated with changes in foreign currency exchange rates; economic or political changes affecting the countries in which we operate; changes in accounting policies and practices promulgated by standard setting bodies; and new legislation or government regulation that adversely impacts our tax obligations, health care costs or the customer management industry.

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business and should be read in conjunction with the more detailed cautionary statements included in our 2011 Annual Report on Form 10-K under the caption Item 1A. “Risk Factors,” in our other Securities and Exchange Commission filings and in our press releases.

Executive Summary

TeleTech is one of the largest and most geographically diverse global providers of customer experience strategy, technology and business process outsourcing solutions. We have a 30-year history of designing, building, implementing and managing superior customer experiences across the customer lifecycle in order to maximize revenue, increase brand loyalty and optimize business processes. By delivering a high-quality customer experience through the effective integration of customer-facing, front-office processes with internal back-office processes, we enable our clients to better serve, grow and retain their customer base. We support more than 425 unique programs for approximately 175 global clients, many of whom are included in the Global 1000, which are the world’s largest companies based on market capitalization, in the automotive, broadband, cable, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel, and wireline and wireless communication industries.

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

•      Customer Innovation Solutions. We redesign and manage clients’ front-office processes to deliver just-in-time, personalized, multi-channel customer experiences. Leveraging our highly trained customer experience professionals within our onshore and offshore delivery centers as well as our TeleTech@Home work-from-home associates, our solutions integrate voice, chat, e-mail, ecommerce and social media to optimize the customer experience for our clients.

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

In 2012, our first quarter revenue increased 4.3% to $292.7 million over the first quarter of 2011. This revenue increase was due to the addition of 31 new clients and revenue from acquisitions. Revenue also included a decrease of $3.7 million or 1.3% due to fluctuations in foreign currency rates. Our first quarter 2012 income from operations decreased 12.8% to $18.8 million, or 6.4% of revenue, from $21.5 million, or 7.6% of revenue, in the first quarter of 2011. Income from operations for the first quarter 2012 and 2011 included an aggregate $3.8 million and $1.0 million of expenses related to restructuring charges and asset impairments, respectively.

Our offshore delivery centers serve clients based both in North America and in other countries. Our offshore delivery capacity spans five countries with 22,400 workstations and currently represents 69% of our global delivery capabilities. Revenue from services provided in these offshore locations was $122 million and represented 47% of our revenue for the first quarter of 2012, as compared to $132 million and 49% of total revenue for 2011, with both years excluding revenue from the four acquisitions.

Our cash flow from operations and available credit allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows. At March 31, 2012, we had $172.8 million of cash and cash equivalents and a total debt to total capitalization ratio of 16.2%.

Our Future Growth Goals and Strategy

Our objective is to become the world’s largest, most technologically advanced and innovative provider of customer-centric customer experience solutions. Companies within the Global 1000 are our primary client targets due to their size, global reach, and desire for a partner who can quickly and efficiently offer an end-to-end suite of fully-integrated, globally scalable solutions. We have developed, and continue to invest in, a broad set of technological and geographical capabilities designed to serve this growing client need. These investments include our 2010 acquisition of a majority interest in Peppers & Rogers Group to further enhance our professional services capabilities, our 2011 acquisition of eLoyalty to enhance our systems integration and telephony and technology offerings, our 2012 acquisition of OnState to enhance our technology hosting solutions, and our 2012 acquisition of iKnowtion to enhance our marketing and data analytics consulting capabilities. In addition, we have begun to offer cloud-based ‘hosted services’ where clients can license any aspect of our global network and proprietary applications. While the revenue from these offerings is small relative to our consolidated revenue, we believe it will continue to grow as these services become more widely adopted by our clients. We aim to further improve our competitive position by investing in a growing suite of new and innovative business process services across our targeted industries.

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

-

Consolidate outsourcing partners with those that have a solid financial position, adequate capital resources to sustain a long-term relationship and globally diverse delivery capabilities across a broad range of solutions.

•	Deepen and broaden existing client relationships;

•

Continue to diversify revenue into higher-margin offerings such as professional services, data analytics, revenue generation, talent acquisition, learning innovation services and our managed technology offerings;

•

Win business with new clients and focus on end-to-end offerings in targeted industries, such as healthcare, retail and financial services, where we expect accelerating adoption of customer experience management;

•	Continue to invest in innovative proprietary technology and new business offerings;

•	Improve our operating margins through select profit improvement initiatives;

•	Increase asset utilization of our globally diverse delivery centers by providing services during non-peak hours with minimal incremental investment;

•	Scale our work-from-home offering to increase operational flexibility; and

•	Selectively pursue acquisitions that extend our capabilities, geographic reach and/or industry expertise.

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

Business Overview

Our business provides customer experience strategy, technology and business process outsourcing solutions for a variety of industries through our global delivery centers. Effective January 1, 2012, we completed certain changes focused on streamlining our organization to more closely align our reporting structure with our products and services and increase management accountability. Beginning in the first quarter of 2012, the Customer Management Services segment includes our customer experience delivery solutions which integrate innovative technology with highly-trained customer experience professionals to optimize the customer experience across all channels and all stages of the customer lifecycle from an onshore, offshore or work-from-home environment; the Customer Growth Services segment includes our technology-enabled sales and marketing business; the Customer Technology Services segment includes our hosted and managed technology offerings, including certain acquired assets of eLoyalty; and our Customer Strategy Services segment includes our customer experience strategy and data analytics offerings.

See Note 3 to the Notes to Consolidated Financial Statements for additional discussion regarding the preparation of our segment information.

Our Company generates revenue based primarily on the amount of time our associates or consultants devote to a client’s program. We primarily focus on large global corporations in the following industries: automotive, broadband, cable, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel, and wireline and wireless telecommunications. Revenue is recognized as services are provided. The majority of our revenue is from multi-year contracts and we expect this trend to continue. However, we do provide certain client programs on a short-term basis.

We have historically experienced annual attrition of existing client programs of approximately 5% to 12% of our revenue. Attrition of existing client programs during the first three months of 2012 was 6%.

The customer management services industry is highly competitive. We compete primarily with the in-house business processing operations of our current and potential clients. We also compete with certain third-party providers. Our ability to sell our existing services or gain acceptance for new products or services is challenged by the competitive nature of the industry. There can be no assurance that we will be able to sell services to new clients, renew relationships with existing clients, or gain client acceptance of our new products.

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

We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of March 31, 2012, the overall capacity utilization in our multi–client centers was 68%. The table below presents workstation data for our multi–client centers as of March 31, 2012 and 2011. Dedicated and managed centers (2,686 and 2,540 workstations as of March 31, 2012 and 2011, respectively) are excluded from the workstation data as unused workstations in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	March 31, 2012			March 31, 2011
	Total Production Workstations	In Use	% In Use	Total Production Workstations	In Use	% In Use

Multi-client centers
Sites open <1 year	2,074	586	28%	397	193	49%
Sites open >1 year	27,611	19,735	71%	27,637	21,057	76%
Total multi-client centers	29,685	20,321	68%	28,034	21,250	76%

We continue to see demand from all geographic regions to utilize our offshore delivery capabilities and expect this trend to continue with our clients. In light of this trend, we plan to continue to selectively retain capacity and expand into new offshore markets. As we grow our offshore delivery capabilities and our exposure to foreign currency fluctuations increases, we continue to actively manage this risk via a multi-currency hedging program designed to minimize operating margin volatility.

Recently Issued Accounting Pronouncements

Refer to Note 1 to the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of its financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented. For further information, please refer to the discussion of all critical accounting policies in Note 1 of the Notes to the Consolidated Financial Statement in our 2011 Annual Report on Form 10-K.

Explanation of Key Metrics and Other Items

Cost of Services

Cost of services principally include costs incurred in connection with our customer management services, including direct labor, telecommunications, technology costs, printing, postage, sales and use tax and certain fixed costs associated with the delivery centers. In addition, cost of services includes income related to grants we may receive from local or state governments as an incentive to locate delivery centers in their jurisdictions which reduce the cost of services for those facilities.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$14,664	$24,608
Less: Purchases of property, plant and equipment	6,374	3,870
Free cash flow	$8,290	$20,738

We discuss factors affecting free cash flow between periods in the “Liquidity and Capital Resources” section below.

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended March 31, 2012 and 2011 (amounts in thousands). All inter–company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Revenue	$234,876	$246,073	$(11,197)	-4.6%
Operating Income	45,422	48,251	(2,829)	-5.9%

The decrease in revenue for the Customer Management Services segment was due to program completions of $13.8 million and a $3.7 million decrease in realized gains on cash flow hedges and negative changes in foreign exchange translation, offset by a $6.3 million net increase in client programs.

The operating income as a percentage of revenue decreased slightly to 19.3% in the first quarter of 2012 as compared to 19.6% in the prior period. The decline in revenue discussed above was reflected in an underutilization of delivery center capacity and a lower gross margin percentage. We also incurred an additional $0.7 million in restructuring charges to better align our capacity and workforce with the current business needs. These items were offset in part by a decrease in depreciation related to assets which are now fully depreciated and a reduction in capital expenditures.

Customer Growth Services

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Revenue	$22,764	$22,143	$621	2.8%
Operating Income	1,079	2,982	(1,903)	-63.8%

The increase in revenue for the Customer Growth Services segment was due to a net increase in client programs of $2.6 million offset by program completions of $2.0 million.

The operating income as a percentage of revenue decreased to 4.7% in the first quarter of 2012 as compared to 13.5% in the prior period. This decline was primarily due to a $1.8 million charge related to the impairment of the trade-name intangible asset due to the rebranding of the Direct Alliance subsidiary to Revana during the first quarter of 2012.

Customer Technology Services

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Revenue	$25,553	$4,657	$20,895	448.7%
Operating Income	3,635	2,712	923	34.0%

The increase in revenue for the Customer Technology Services segment was related to the acquisition of eLoyalty on May 28, 2011.

The operating income as a percentage of revenue decreased to 13.7% in the first quarter of 2012 as compared to 58.2% in the prior period. This decrease was related to the acquisition of eLoyalty as discussed above, additional investment in research and development projects and additional amortization expense of the customer relationship asset related to the acquisition of eLoyalty.

Customer Strategy Services

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Revenue	$9,461	$8,106	$1,355	16.7%
Operating Income	885	463	422	91.1%

The increase in revenue for the Customer Strategy Services was due to a $0.8 million net increase in client programs and a $0.6 million increase due to the acquisition of iKnowtion.

The operating income as a percentage of revenue increased to 9.4% in the first quarter of 2012 as compared to 5.7% in the prior period. This increase was related to the increased consulting revenue and the acquisition of iKnowtion.

Corporate

The Corporate expenses decreased by 2.0% in the first quarter of 2012 as compared to the prior period. This decrease was primarily due to decreases in employee related expenses including salaries, incentives and equity compensation.

Other Income (Expense)

For the three months ended March 31, 2012, interest income increased slightly to $0.8 million from $0.7 million in the same period in 2011 primarily due to higher cash and cash equivalent balances. Interest expense decreased to $1.1 million during 2012 from $1.4 million during 2011, due to a reduction in accretion expense related to the PRG purchase price payable.

Income Taxes

The effective tax rate for the three months ended March 31, 2012 was 9.9%. This compares to an effective tax rate of 46.4% in the same period of 2011. The effective tax rate for the three months ended March 31, 2012 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. Without the ($1.6) million benefit related to changes in the valuation allowance and $0.1 million expense in other discrete items recognized during the quarter, the Company’s effective tax rate for the first quarter would have been 18.2%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Agreement, dated October 1, 2010 as amended March 27, 2012 (the “Credit Agreement”). During the quarter ended March 31, 2012, we generated positive operating cash flows of $14.7 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

We manage a centralized global treasury function in the United States with a focus on concentrating and safeguarding our global cash and cash equivalents. While the majority of our cash is held offshore, we prefer to hold U.S. Dollars in addition to the local currencies of our foreign subsidiaries. We expect to use our offshore cash to support working capital and growth of our foreign operations. While there are no assurances, we believe our global cash is protected given our cash management practices, banking partners and utilization of diversified, high quality investments.

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

We primarily utilize our Credit Agreement to fund working capital, general operations, stock repurchases and other strategic activities, such as the acquisitions described in Note 2 of the Notes to Consolidated Financial Statements. As of March 31, 2012 and December 31, 2011, we had borrowings of $85.0 million and $64.0 million, respectively, under our Credit Agreement, and our average daily utilization was $126.1 million and $71.3 million for the three months ended March 31, 2012 and 2011, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $4.4 million, our remaining borrowing capacity was $410.6 million as of March 31, 2012. As of March 31, 2012, we were in compliance with all covenants and conditions under our Credit Agreement.

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

The following discussion highlights our cash flow activities during the three months ended March 31, 2012 and 2011.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $172.8 million and $156.4 million as of March 31, 2012 and December 31, 2011, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

Cash Flows from Operating Activities

We reinvest our cash flows from operating activities in our business for strategic acquisitions and for the purchase of our outstanding stock. For the three months ended March 31, 2012 and 2011, net cash flows provided by operating activities was $14.7 million and $24.6 million, respectively. The decrease was primarily due to the $8.6 million increase in accounts receivable and an increase of $7.4 million in prepaids and other assets offset against an $8.1 million increase in accounts payable and accrued expenses, all of which were a result of the timing of cash receipts and payments.

Cash Flows from Investing Activities

We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the three months ended March 31, 2012 and 2011, we reported net cash flows used in investing activities of $11.0 million and $3.9 million, respectively. The decrease was due to the acquisitions noted in the accompanying consolidated financial statements along with a net $2.5 million increase in capital expenditures during the first three months of 2012.

Cash Flows from Financing Activities

For the three months ended March 31, 2012 and 2011, we reported net cash flows provided by financing activities of $4.2 million and $47.9 million, respectively. The decrease in net cash flows from 2011 to 2012 was primarily due to a $58.5 million increase in net borrowings from our line of credit offset by a decrease of $11.2 million in purchases of our outstanding common stock.

Free Cash Flow

Free cash flow (see “Presentation of Non–GAAP Measurements” for definition of free cash flow) decreased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to the decrease in cash flows provided by operating activities and the increase in capital expenditures. Free cash flow was $8.3 million and $20.7 million for the three months ended March 31, 2012 and 2011, respectively.

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of March 31, 2012 are summarized as follows (amounts in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total

Credit Facility(1)	$3,359	$6,959	$86,740	$-	$97,058
Capital lease obligations	161	-	-	-	161
Equipment financing arrangements	424	184	-	-	608
Purchase obligations	16,532	2,242	32	-	18,806
Operating lease commitments	28,571	37,909	13,926	5,308	85,714
Total	$49,047	$47,294	$100,698	$5,308	$202,347

(1)	Includes estimated interest payments based on the weighted-average interest rate, unused commitment fees, current interest rate swap arrangements, and outstanding debt as of March 31, 2012.

	•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.

•

Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Consolidated Balance Sheets until such goods and/or services are received.

•    The contractual obligation table excludes our liabilities of $3.6 million related to uncertain tax positions because we cannot reliably estimate the timing of cash payments.

The increase in our outstanding debt is primarily associated with the use of funds under our Credit Agreement to fund working capital, repurchase our common stock, and other cash flow needs across our global operations.

Future Capital Requirements

We expect total capital expenditures in 2012 to be consistent with the prior year. Approximately 75% of these expected capital expenditures are to support growth in our business and 25% relates to the maintenance for existing assets. The anticipated level of 2012 capital expenditures is primarily dependent upon new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technological infrastructure.

We may consider restructurings, dispositions, mergers, acquisitions and other similar transactions. Such transactions could include the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption, or refinancing of indebtedness and could be material to the consolidated financial condition and consolidated results of our operations. Our capital expenditures requirements could also increase materially in the event of acquisitions or joint ventures. In May 2011 we acquired certain assets and assumed certain liabilities of a business unit of eLoyalty Corporation that provides consulting, systems integration and the ongoing management and support of telephony, data and converged Voice over Internet Protocol customer management environments for $40.9 million net of certain closing adjustments. In addition, as of March 31, 2012, we were authorized to purchase an additional $34.0 million of common stock under our stock repurchase program (see Part II Item 2 of this Form 10-Q). The stock repurchase program does not have an expiration date.

The launch of large client contracts may result in short-term negative working capital because of the time period between incurring the costs for training and launching the program and the beginning of the accounts receivable collection process. As a result, periodically we may generate negative cash flows from operating activities.

Debt Instruments and Related Covenants

We discuss debt instruments and related covenants in Note 13 of the Notes to the Consolidated Financial Statements in our 2011 Annual Report on Form 10–K. As of March 31, 2012, we were in compliance with all covenants under the Credit Agreement and had approximately $410.6 million in available borrowing capacity. We had $85.0 million of outstanding borrowings and $4.4 million of letters of credit outstanding under our Credit Agreement as of March 31, 2012. Based upon average outstanding borrowings during the three months ended March 31, 2012, interest accrued at a rate of approximately 1.6% per annum.

Client Concentration

Our five largest clients accounted for 36.7% and 39.1% of our consolidated revenue for the three months ended March 31, 2012 and 2011, respectively. We have experienced long-term relationships with our top five clients, ranging from five to 16 years, with the majority of these clients having completed multiple contract renewals with TeleTech. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long–term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

The contracts with our five largest clients expire between 2012 and 2016. Additionally, a particular client may have multiple contracts with different expiration dates. We have historically renewed most of our contracts with our largest clients. However, there is no assurance that future contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts.

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

Interest Rate Risk

We entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of March 31, 2012, we had $85.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three months ended March 31, 2012, interest accrued at a rate of approximately 1.6% per annum. If the Prime Rate or LIBOR increased by 100 basis points during the quarter, there would not have been a material impact to our consolidated financial position or results of operations.

The Company’s interest rate swap arrangements as of March 31, 2012 and December 31, 2011 were as follows:

	Notional Amount	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date
As of March 31, 2012	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

As of December 31, 2011	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Foreign Currency Risk

Our subsidiaries in Argentina, Canada, Costa Rica, Mexico, and the Philippines use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the three months ended March 31, 2012 and 2011, revenue associated with this foreign exchange risk was 34% and 33% of our consolidated revenue, respectively.

In order to mitigate the risk of these non-functional foreign currencies from weakening against the functional currency of the servicing subsidiaries, which thereby decreases the economic benefit of performing work in these countries, we may hedge a portion, though not 100%, of the projected foreign currency exposure related to client programs served from these foreign countries through our cash flow hedging program. While our hedging strategy can protect us from adverse changes in foreign currency rates in the short term, an overall weakening of the non-functional foreign currencies would adversely impact margins in the segments of the contracting subsidiary over the long term.

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

Our cash flow hedging instruments as of March 31, 2012 and December 31, 2011 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

As of March 31, 2012	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in the Next 12 Months	Contracts Maturing Through
Canadian Dollar	20,500	$19,935		62.2%	March 2014
Costa Rican Colon	1,250,000	2,415		100.0%	August 2012
Philippine Peso	11,260,000	255,373	(1)	48.3%	December 2014
Mexican Peso (Forwards)	952,000	70,505		40.7%	November 2014
Mexican Peso (Collars)	105,224	9,000	(3)	100.0%	December 2012
British Pound Sterling	7,484	11,832	(2)	53.0%	June 2014
		$369,060

As of December 31, 2011	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	25,750	$25,137
Costa Rican Colon	2,000,000	3,874
Philippine Peso	13,304,000	301,361	(1)
Mexican Peso (Forwards)	1,081,000	80,735
Mexican Peso (Collars)	140,298	12,000	(4)
British Pound Sterling	8,808	13,822	(2)
		$436,929

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on March 31, 2012 and December 31, 2011.
(2)	Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on March 31, 2012 and December 31, 2011.
(3)	The Mexican peso collars include call options with a floor total of MXN 105.2 million and put options with a cap total of MXN (120.2 million) as of March 31, 2012.
(4)	The Mexican peso collars include call options with a floor total of MXN 140.3 million and put options with a cap total of MXN (157.0 million) as of December 31, 2011.

The fair value of our cash flow hedges at March 31, 2012 was (assets/(liabilities)) (amounts in thousands):

	March 31, 2012	Maturing in the Next 12 Months
Canadian Dollar	$486	$294
Costa Rican Colon	15	15
Philippine Peso	2,981	1,856
Mexican Peso	1,165	(162)
British Pound Sterling	124	99
	$4,771	$2,102

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The decrease in fair value largely reflects the recent global economic conditions which resulted in high foreign exchange volatility and a broad strengthening in the U.S. dollar.

We recorded a net loss of approximately ($0.1) and a net gain of $3.7 million for settled cash flow hedge contracts and the related premiums for the three months ended March 31, 2012 and 2011, respectively. These gains/(losses) were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income. If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Note 6 of the Notes to Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the three months ended March 31, 2012 and 2011, approximately 30% and 33%, respectively of revenue was derived from contracts denominated in currencies other than the U.S. dollar. Our results from operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in debt or equity securities as of March 31, 2012.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012 to provide such reasonable assurance.

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

Changes in Internal Control over Financial Reporting

In the first quarter of 2012, the Company completed a version upgrade to its Enterprise Resource Planning system. During the implementation period, the Company has reassessed, tested and updated, as necessary, the various processes or accounting procedures, which may be affected by the upgrade. Based on Management’s assessment and testing of the upgrade, the upgrade did not materially affect the Company’s internal controls.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors as previously reported in our 2011 Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Following is the detail of the issuer purchases made during the quarter ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)[1]
December 31, 2011				$31,663
January 1, 2012 - January 31, 2012	151,052	$15.84	151,052	$29,270
February 1, 2012 - February 29, 2012	-	$-	-	$54,270
March 1, 2012 - March 31, 2012	1,270,018	$15.96	1,270,018	$34,007
Total	1,421,070		1,421,070

(1)

In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in February 2012, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through March 31, 2012, the Board has authorized the repurchase of shares up to a total value of $487.3 million, of which we have purchased 33.6 million shares on the open market for $453.3 million. As of March 31, 2012 the remaining amount authorized for repurchases under the program is approximately $34.0 million. The stock repurchase program does not have an expiration date.

ITEM 6. EXHIBITS

Exhibit No.		Exhibit Description

31.	1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.	2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.	1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.	2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.	INS*	XBRL Instance Document

101.	SCH*	XBRL Taxonomy Extension Schema Document

101.	CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.	LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.	PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.	DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the three months ended March 31, 2012 (unaudited), and (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC.
(Registrant)

Date: May 1, 2012	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: May 1, 2012	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Exhibit Description

31.	1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.	2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.	1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.	2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.	INS*	XBRL Instance Document

101.	SCH*	XBRL Taxonomy Extension Schema Document

101.	CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.	LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.	PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.	DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the three months ended March 31, 2012 (unaudited), and (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.