Form 10-Q/A
period 2011-09-30
TELETECH HOLDINGS INC
filed 2012-07-11
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

As of October 27, 2011, there were 56,173,894 shares of the registrant’s common stock outstanding.

Explanatory Note

TeleTech Holdings, Inc. (the “Company”) is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2011, which was filed with the Securities and Exchange Commission on November 2, 2011 (the “Form 10-Q”), solely to file a corrected Exhibit 101 to the Form 10-Q.  The original Interactive Data File in the Form 10-Q contains an error that does not add the last three zeros in data reported as “thousands”.

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has included with this Amendment No. 1 currently-dated certifications by the Company’s principal executive officer and principal financial officer, as required by Exchange Act Rules 13a-14(a) and (b).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10-Q and does not reflect any events that may have occurred subsequent to the original filing date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC.
(Registrant)

Date: July 10, 2012	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: July 10, 2012	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010, (iii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the nine months ended September 30, 2011 (unaudited), and (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections