Form 10-K/A
period 2011-12-31
TELETECH HOLDINGS INC
filed 2012-07-11
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Explanatory Note

TeleTech Holdings, Inc. (the “Company”) is filing this Amendment No. 1 to our Annual Report on Form 10-K for the period ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 28, 2012 (the “Form 10-K”), solely to file a corrected Exhibit 101 to the Form 10-K.  The original Interactive Data File in the Form 10-K contains an error that does not add the last three zeros in data reported as “thousands”.

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has included with this Amendment No. 1 currently-dated certifications by the Company’s principal executive officer and principal financial officer, as required by Exchange Act Rules 13a-14(a) and (b).

No other changes have been made to the Form 10-K.  This Amendment No. 1 speaks as of the original filing date of the Form 10-K and does not reflect any events that may have occurred subsequent to the original filing date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC.
(Registrant)

Date: July 10, 2012	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: July 10, 2012	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.01*	Rule 13a-14(a) Certification of CEO of TeleTech
31.02*	Rule 13a-14(a) Certification of CFO of TeleTech
32.01*	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.02*	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
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