Form 10-Q/A
period 2012-03-31
TELETECH HOLDINGS INC
filed 2012-07-11
CIK 1013880

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

As April 26, 2012, there were 55,464,125 shares of the registrant’s common stock outstanding.

Explanatory Note

TeleTech Holdings, Inc. (the “Company”) is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2012, which was filed with the Securities and Exchange Commission on May 1, 2012 (the “Form 10-Q”), solely to file a corrected Exhibit 101 to the Form 10-Q.  The original Interactive Data File in the Form 10-Q contains an error that does not add the last three zeros in data reported as “thousands”.

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