Form 10-Q
period 2012-06-30
TELETECH HOLDINGS INC
filed 2012-08-01
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 26, 2012, there were 54,535,438 shares of the registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

JUNE 30, 2012 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$170,578	$156,371
Accounts receivable, net	243,360	243,636
Prepaids and other current assets	51,737	37,434
Deferred tax assets, net	23,692	22,994
Income tax receivable	12,328	17,847
Total current assets	501,695	478,282

Long-term assets
Property, plant and equipment, net	105,055	100,321
Goodwill	72,057	70,844
Contract acquisition costs, net	2,358	2,866
Deferred tax assets, net	31,642	32,512
Other long-term assets	72,145	62,153
Total long-term assets	283,257	268,696
Total assets	$784,952	$746,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$29,960	$27,555
Accrued employee compensation and benefits	71,000	71,500
Other accrued expenses	43,941	33,816
Income taxes payable	12,222	10,051
Deferred tax liabilities, net	1,745	912
Deferred revenue	16,603	15,895
Other current liabilities	8,530	10,282
Total current liabilities	184,001	170,011

Long-term liabilities
Line of credit	78,000	64,000
Negative investment in deconsolidated subsidiary	76	76
Deferred tax liabilities, net	3,226	3,020
Deferred rent	7,528	6,729
Other long-term liabilities	43,459	32,895
Total long-term liabilities	132,289	106,720
Total liabilities	316,290	276,731

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock - $0.01 par value: 10,000,000 shares authorized; zero shares outstanding as of June 30, 2012 and December 31, 2011	-	-
Common stock - $0.01 par value; 150,000,000 shares authorized; 54,555,105 and 56,635,319 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	546	566
Additional paid-in capital	346,018	350,386
Treasury stock at cost: 27,497,148 and 25,416,934 shares as of June 30, 2012 and December 31, 2011, respectively	(390,468)	(357,267)
Accumulated other comprehensive income (loss)	7,197	(5,474)
Retained earnings	491,980	470,776
Noncontrolling interest	13,389	11,260
Total stockholders’ equity	468,662	470,247
Total liabilities and stockholders’ equity	$784,952	$746,978

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$288,798	$293,636	$581,452	$574,615

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	209,121	210,358	421,016	409,479
Selling, general and administrative	45,709	47,283	93,844	95,084
Depreciation and amortization	10,229	11,423	20,345	23,021
Restructuring charges, net	16,296	(57)	18,254	682
Impairment losses	997	-	2,797	230
Total operating expenses	282,352	269,007	556,256	528,496

Income from operations	6,446	24,629	25,196	46,119

Other income (expense)
Interest income	695	720	1,455	1,386
Interest expense	(1,583)	(1,291)	(2,681)	(2,671)
Other expense, net	(582)	(705)	(324)	(261)
Total other income (expense)	(1,470)	(1,276)	(1,550)	(1,546)

Income before income taxes	4,976	23,353	23,646	44,573

Benefit (Provision) for income taxes	1,272	(129)	(581)	(9,978)

Net income	6,248	23,224	23,065	34,595

Net income attributable to noncontrolling interest	(925)	(1,007)	(1,861)	(1,905)

Net income attributable to TeleTech stockholders	$5,323	$22,217	$21,204	$32,690

Other comprehensive income (loss)
Net income	$6,248	$23,224	$23,065	$34,595
Foreign currency translation adjustment	(5,530)	1,835	3,252	6,881
Derivative valuation, gross	2,719	(8,193)	14,390	(10,480)
Derivative valuation, tax effect	(1,000)	3,070	(5,574)	3,900
Other	262	111	650	221
Total other comprehensive income	(3,549)	(3,177)	12,718	522
Total comprehensive income	2,699	20,047	35,783	35,117

Comprehensive income attributable to noncontrolling interest	(960)	(956)	(1,908)	(1,907)

Comprehensive income attributable to TeleTech stockholders	$1,739	$19,091	$33,875	$33,210

Weighted average shares outstanding
Basic	55,125	56,713	55,809	56,949
Diluted	55,712	57,974	56,558	58,376

Net income per share attributable to TeleTech stockholders
Basic	$0.10	$0.39	$0.38	$0.57
Diluted	$0.10	$0.38	$0.37	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Stockholders’ Equity of the Company
	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling interest	Total Equity

	Shares	Amount	Shares	Amount

Balance as of December 31, 2011	-	$-	56,635	$566	$(357,267)	$350,386	$(5,474)	$470,776	$11,260	$470,247
Net income	-	-	-	-	-	-	-	21,204	1,861	23,065
Acquisition of noncontrolling interest	-	-	-	-	-	-	-	-	941	941
Dividends distributed to noncontrolling interest	-	-	-	-	-	-	-	-	(720)	(720)
Foreign currency translation adjustments	-	-	-	-	-	-	3,205	-	47	3,252
Derivatives valuation, net of tax	-	-	-	-	-	-	8,816	-	-	8,816
Vesting of restricted stock units	-	-	475	5	6,626	(10,455)	-	-	-	(3,824)
Exercise of stock options	-	-	63	1	879	(110)	-	-	-	770
Excess tax benefit from equity-based awards	-	-	-	-	-	(648)	-	-	-	(648)
Equity-based compensation expense	-	-	-	-	-	6,845	-	-	-	6,845
Purchases of common stock	-	-	(2,618)	(26)	(40,706)	-	-	-	-	(40,732)
Other	-	-	-	-	-	-	650	-	-	650
Balance as of June 30, 2012	-	$-	54,555	$546	$(390,468)	$346,018	$7,197	$491,980	$13,389	$468,662

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities
Net income	$23,065	$34,595
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,345	23,021
Amortization of contract acquisition costs	508	1,009
Amortization of debt issuance costs	347	290
Imputed interest expense	373	531
Provision for doubtful accounts	48	-
Loss (gain) on disposal of assets	137	(696)
Impairment losses	2,797	230
Deferred income taxes	(8,097)	8,076
Excess tax benefit from equity-based awards	(1,136)	(3,099)
Equity-based compensation expense	6,845	7,715
(Gain) loss on foreign currency derivatives	(963)	531

Changes in assets and liabilities, net of acquisitions:
Accounts receivable	1,095	5,908
Prepaids and other assets	(11,979)	(6,317)
Accounts payable and accrued expenses	13,453	(17,950)
Deferred revenue and other liabilities	1,819	(5,863)
Net cash provided by operating activities	48,657	47,981

Cash flows from investing activities
Proceeds from grant for property, plant and equipment	110	-
Proceeds from sale of long-lived assets	225	2,328
Purchases of property, plant and equipment, net of acquisitions	(17,478)	(12,362)
Acquisitions, net of cash acquired of $1,373 and $14, respectively	(4,809)	(43,884)
Net cash used in investing activities	(21,952)	(53,918)

Cash flows from financing activities
Proceeds from line of credit	515,950	406,100
Payments on line of credit	(501,950)	(288,100)
Proceeds from other debt	6,821	-
Payments on other debt	(1,390)	(1,088)
Dividends distributed to noncontrolling interest	(720)	(1,859)
Proceeds from exercise of stock options	770	3,673
Excess tax benefit from equity-based awards	1,136	3,099
Purchase of treasury stock	(40,732)	(43,748)
Payments of debt issuance costs	(432)	(22)
Net cash (used in) provided by financing activities	(20,547)	78,055

Effect of exchange rate changes on cash and cash equivalents	8,049	2,783

Increase in cash and cash equivalents	14,207	74,901
Cash and cash equivalents, beginning of period	156,371	119,385
Cash and cash equivalents, end of period	$170,578	$194,286

Supplemental disclosures
Cash paid for interest	$1,706	$2,026
Cash paid for income taxes	$8,546	$14,875

Non-cash investing and financing activities
Purchases of equipment through financing agreements	$6,100	$-
Grant income credited to property, plant and equipment	$110	$-
Landlord incentives credited to deferred rent	$604	$-

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)        OVERVIEW AND BASIS OF PRESENTATION

Overview

TeleTech Holdings, Inc. and its subsidiaries (“TeleTech” or the “Company”) serve their clients through the primary businesses of Business Process Outsourcing (“BPO”), which includes data-driven strategic consulting and marketing services, customer management, and hosted and managed technologies, for a variety of industries via operations in the U.S., Argentina, Australia, Belgium, Brazil, Canada, China, Costa Rica, England, France, Germany, Ghana, Italy, Kuwait, Lebanon, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, South Africa, Spain, Turkey and the United Arab Emirates.

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TeleTech, its wholly owned subsidiaries, its 55% equity owned subsidiary Percepta, LLC, its 80% interest in Peppers & Rogers Group (“PRG”) and its 80% interest in iKnowtion, LLC which was acquired on February 27, 2012 (see Note 2 for additional information). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of June 30, 2012, and the consolidated results of operations and comprehensive income and cash flows of the Company for the three and six months ended June 30, 2012 and 2011. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Certain amounts for 2011 have been reclassified in the Consolidated Financial Statements to conform to the 2012 presentation.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates including those related to derivatives and hedging activities, income taxes including the valuation allowance for deferred tax assets, self-insurance reserves, litigation reserves, restructuring reserves, allowance for doubtful accounts and valuation of goodwill, long-lived and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions. In the three months ended June 30, 2012, the Company recorded a change in estimate which resulted in a decrease of $4.6 million to employee related expenses in connection with an authoritative ruling in Spain related to the legally required cost of living adjustment for our employees’ salaries for the years 2010, 2011 and 2012.

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

As of the six months ended June 30, 2012, the Company has paid $3.1 million of the purchase price. The remaining purchase price will be paid out once the potential for covered losses has expired per the purchase agreement. The Company paid $0.1 million of acquisition related expenses as part of the OnState purchase. These costs were recorded in Selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income during the six months ended June 30, 2012.

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

The software acquired will be amortized over four years once it is placed into service. The goodwill recognized from the OnState acquisition is primarily attributable to the synergies resulting from incorporating the acquired software into the Company’s current technology platforms in addition to the acquisition of the employees who developed the acquired software. Since this acquisition is an asset acquisition for tax purposes, the goodwill of $1.1 million and software are deductible over their respective tax lives.

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

The up-front cash consideration paid was $1.0 million. The Company was also obligated to pay a working capital adjustment equivalent to any acquired working capital from iKnowtion in excess of a working capital floor as defined in the purchase and sale agreement. The working capital adjustment was $0.2 million and was paid during the second quarter of 2012.

The Company is also obligated to make earn-out payments over the next four years if iKnowtion achieves specified earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets, as defined by the purchase and sale agreement. The fair value of the contingent payments was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions included in the fair value calculation include a discount rate of 21% and expected future value of payments of $4.3 million. The $4.3 million of expected future payments was estimated using a probability weighted EBITDA assessment with higher probability associated with iKnowtion achieving the maximum EBITDA targets. As of the acquisition date, the fair value of the contingent payments was approximately $2.9 million. As of June 30, 2012, the fair value of the contingent consideration was $3.3 million, of which $1.0 million and $2.3 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively.

The preliminary estimated fair value of the 20% noncontrolling interest in iKnowtion is $0.9 million and was estimated based on a 20% interest of the fair value of 100% interest in iKnowtion and was discounted for a lack of control at a rate of 23.1%.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In the event iKnowtion meets certain EBITDA targets for calendar year 2015, the purchase and sale agreement requires TeleTech to purchase the remaining 20% interest in iKnowtion in 2016 for an amount equal to a multiple of iKnowtions’s 2015 EBITDA as defined in the purchase and sale agreement. These terms represent a contingent redemption feature. The preliminary fair value of the redemption feature is based on a comparison of EBITDA multiples and the EBITDA multiple to purchase the remaining 20% of iKnowtion approximates EBITDA multiples in the market for similar acquisitions.

The Company paid $0.1 million of acquisition related expenses as part of the iKnowtion purchase. These costs were recorded in Selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income during the six months ended June 30, 2012.

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

Preliminary Estimates of Acquisition Date Fair Value
Cash	$1,337
Accounts Receivable	1,792
Property, plant and equipment	161
Other assets	90
Customer relationships	1,400
Goodwill	447
5,227

Accounts payable	18
Accrued expenses	19
Other	164
201

Noncontrolling interest	941

Total purchase price	$4,085

The iKnowtion customer relationships have an estimated useful life of 5 years. The goodwill recognized from the iKnowtion acquisition was attributable primarily to the acquired workforce of iKnowtion, expected synergies, and other factors. It is anticipated that any tax basis of the acquired intangibles and goodwill will be deductible for income tax purposes. The acquired goodwill and the operating results of iKnowtion are reported within the Customer Strategy Services segment from the date of acquisition.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

eLoyalty

On May 28, 2011, the Company acquired certain assets and assumed certain liabilities of eLoyalty Corporation (“eLoyalty”) related to the Integrated Contract Solutions (“ICS”) business unit, and the eLoyalty trade name. The ICS business unit focuses on helping clients improve customer service business performance through the implementation of a variety of service centers. The ICS business unit generates revenue in three ways: (i) managed services that support and maintain clients’ customer service center environment over the long-term; (ii) consulting services that assist the customer in implementation and integration of a customer service center solution; and (iii) product resale through the sale of third party software and hardware. eLoyalty operates out of an office in Austin, TX with an additional administrative location in Chicago, IL and has approximately 160 employees.

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

The customer relationship intangible asset is being amortized over 11 years. The goodwill recognized from the eLoyalty acquisition was attributable primarily to the assembled workforce of eLoyalty and significant opportunity for Company growth and marketing based on additional service offerings and capabilities. Since this acquisition has been treated as an asset acquisition for tax purposes, the goodwill of $18.5 million and associated intangible assets will be deductible for income tax purposes. The operating results of eLoyalty are reported within the Customer Technology Services segment from the date of acquisition.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The three acquired businesses described above contributed revenues of $22.1 million and $43.2 million and income from operations of $1.7 million and $4.1 million to the Company for the three and six months ended June 30, 2012.

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

All intercompany transactions between the reported segments for the periods presented have been eliminated.

The following tables present certain financial data by segment (amounts in thousands):

Three Months Ended June 30, 2012
	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$229,401	$-	$229,401	$5,890	$28,563
Customer Growth Services	24,409	-	24,409	631	4,212
Customer Technology Services	25,578	(622)	24,956	678	4,103
Customer Strategy Services	10,347	(315)	10,032	341	316
Total segments	289,735	(937)	288,798	7,540	37,194

Corporate	-	-	-	2,689	(30,748)
Total	$289,735	$(937)	$288,798	$10,229	$6,446

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Three Months Ended June 30, 2011
	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$248,207	$-	$248,207	$7,305	$49,588
Customer Growth Services	23,483	-	23,483	766	4,594
Customer Technology Services	11,660	-	11,660	448	3,156
Customer Strategy Services	10,286	-	10,286	309	1,309
Total segments	293,636	-	293,636	8,828	58,647

Corporate	-	-	-	2,595	(34,018)
Total	$293,636	$-	$293,636	$11,423	$24,629

Six Months Ended June 30, 2012
	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$464,277	$-	$464,277	$12,030	$74,269
Customer Growth Services	47,173	-	47,173	1,196	5,291
Customer Technology Services	52,062	(1,553)	50,509	1,465	7,808
Customer Strategy Services	20,709	(1,216)	19,493	690	847
Total segments	584,221	(2,769)	581,452	15,381	88,215

Corporate	-	-	-	4,964	(63,019)
Total	$584,221	$(2,769)	$581,452	$20,345	$25,196

Six Months Ended June 30, 2011
	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$494,280	$-	$494,280	$15,736	$97,839
Customer Growth Services	45,626	-	45,626	1,552	7,576
Customer Technology Services	16,317	-	16,317	517	5,868
Customer Strategy Services	18,392	-	18,392	607	1,773
Total segments	574,615	-	574,615	18,412	113,056

Corporate	-	-	-	4,609	(66,937)
Total	$574,615	$-	$574,615	$23,021	$46,119

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Capital Expenditures
Customer Management Services	$7,336	$4,958	$12,982	$7,079
Customer Growth Services	524	94	893	200
Customer Technology Services	375	45	701	115
Customer Strategy Services	18	—	84	138
Corporate	2,741	3,395	2,818	4,830
Total	$10,994	$8,492	$17,478	$12,362

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	June 30, 2012	December 31, 2011
Total Assets
Customer Management Services	$496,401	$479,818
Customer Growth Services	46,241	50,950
Customer Technology Services	77,865	70,745
Customer Strategy Services	50,339	42,882
Corporate	114,106	102,583
Total	$784,952	$746,978

	June 30, 2012	December 31, 2011
Goodwill
Customer Management Services	$20,228	$20,594
Customer Growth Services	24,439	24,439
Customer Technology Services	19,648	18,516
Customer Strategy Services	7,742	7,295
Total	$72,057	$70,844

The following table presents revenue based upon the geographic location where the services are provided (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
United States	$111,857	$94,184	$222,433	$178,813
Philippines	83,336	85,519	162,002	169,026
Latin America	46,259	53,066	94,155	108,664
Europe / Middle East / Africa	33,085	44,013	71,450	83,771
Canada	10,288	13,047	23,241	25,845
Asia Pacific	3,973	3,807	8,171	8,496
Total	$288,798	$293,636	$581,452	$574,615

(4)        SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company did not have any clients that contributed in excess of 10% of total revenue for the three or six months ended June 30, 2012 or 2011.

The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs periodic credit evaluations of its clients and maintains allowances for uncollectible accounts and may require pre-payment for services. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk existed as of June 30, 2012.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(5)        GOODWILL

Goodwill consisted of the following (amounts in thousands):

	December 31, 2011	Acquisitions	Impairments	Effect of Foreign Currency	June 30,2012

Customer Management Services	$20,594	$—	$—	$(366)	$20,228
Customer Growth Services	24,439	—	—	—	24,439
Customer Technology Services	18,516	1,132	—	—	19,648
Customer Strategy Services	7,295	447	—	—	7,742
Total	$70,844	$1,579	$—	$(366)	$72,057

The Company performs a goodwill impairment test on at least an annual basis. The Company conducts its annual goodwill impairment test during the fourth quarter, or more frequently, if indicators of impairment exist. During the quarter ended June 30, 2012, the Company assessed whether any such indicators of impairment existed and concluded that there were none.

(6)        DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange and interest rate related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Interest rate derivatives consist of interest rate swaps to reduce the Company’s exposure to interest rate fluctuations associated with its variable rate debt. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets consider, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of June 30, 2012, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011 (amounts in thousands and net of tax):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Aggregate unrealized net gain (loss) at beginning of period	$1,245	$5,634	$(5,852)	$7,091
Add: Net gain/(loss) from change in fair value of cash flow hedges	2,024	(3,189)	9,095	(2,431)
Less: Net (gain)/loss reclassified to earnings from effective hedges	(305)	(1,934)	(279)	(4,149)
Aggregate unrealized net gain (loss) at end of period	$2,964	$511	$2,964	$511

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s foreign exchange cash flow hedging instruments as of June 30, 2012 and December 31, 2011 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts unless noted otherwise.

As of June 30, 2012	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in the Next 12 Months	Contracts Maturing Through
Canadian Dollar	15,250	$14,740		78.7%	March 2014
Costa Rican Colon	500,000	963		100.0%	August 2012
Philippine Peso	11,270,000	255,746	(1)	56.9%	December 2015
Mexican Peso (Forwards)	1,322,500	95,791		50.5%	December 2015
Mexican Peso (Collars)	70,149	6,000	(3)	100.0%	December 2012
British Pound Sterling	6,162	9,628	(2)	66.6%	June 2014
New Zealand Dollars	726	550		100.0%	June 2013
		$383,418

As of December 31, 2011	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	25,750	$25,137
Costa Rican Colon	2,000,000	3,874
Philippine Peso	13,304,000	301,361	(1)
Mexican Peso (Forwards)	1,081,000	80,735
Mexican Peso (Collars)	140,298	12,000	(4)
British Pound Sterling	8,808	13,822	(2)
		$436,929

(1)                Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on June 30, 2012 and December 31, 2011.

(2)                Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on June 30, 2012 and December 31, 2011.

(3)                The Mexican peso collars include call options with a floor total of MXN 70.1 million and put options with a cap total of MXN (81.8 million) as of June 30, 2012.

(4)                The Mexican peso collars include call options with a floor total of MXN 140.3 million and put options with a cap total of MXN (157.0 million) as of December 31, 2011.

The Company’s interest rate swap arrangements as of June 30, 2012 and December 31, 2011 were as follows:

	Notional Amount (millions)	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date
As of June 30, 2012	$25.0	1 - month LIBOR	2.55%	April 2012	April 2016
	15.0	1 - month LIBOR	3.14%	May 2012	May 2017
	$40.0

As of December 31, 2011	$25.0	1 - month LIBOR	2.55%	April 2012	April 2016
	15.0	1 - month LIBOR	3.14%	May 2012	May 2017
	$40.0

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of June 30, 2012 and December 31, 2011 the total notional amount of the Company’s forward contracts used as fair value hedges were $111.3 million and $49.8 million, respectively.

Embedded Derivatives

In addition to hedging activities, the Company’s foreign subsidiary in Argentina was party to U.S. dollar denominated lease contracts which the Company determined contain embedded derivatives. As such, the Company bifurcated the embedded derivative features of the lease contracts and valued these features as foreign currency derivatives. As of June 30, 2012, the fair value of the embedded derivatives was $0.3 million and was included in Other current liabilities and Other long-term liabilities in the accompanying Consolidated Balance Sheets as shown in the table below.

Derivative Valuation and Settlements

The Company’s derivatives as of June 30, 2012 and December 31, 2011 were as follows (amounts in thousands):

	June 30, 2012
	Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Leases
Derivative classification:	Cash Flow	Cash Flow	Fair Value	Embedded Derivative

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$6,288	$-	$900	$-
Other long-term assets	4,140	-	-	-
Other current liabilities	(2,047)	(997)	-	(101)
Other long-term liabilities	(552)	(1,877)	-	(165)
Total fair value of derivatives, net	$7,829	$(2,874)	$900	$(266)

	December 31, 2011
	Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Leases
Derivative classification:	Cash Flow	Cash Flow	Fair Value	Embedded Derivative

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$2,325	$-	$12	$-
Other long-term assets	1,119	-	-	-
Other current liabilities	(7,828)	-	(341)	-
Other long-term liabilities	(2,786)	(2,263)	-	-
Total fair value of derivatives, net	$(7,170)	$(2,263)	$(329)	$-

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income for the three months ended June 30, 2012 and 2011 were as follows (amounts in thousands):

	Three Months Ended June 30,
	2012		2011
	Designated as Hedging Instruments		Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Interest Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in other comprehensive income - effective portion, net of tax:	$2,337	$(313)	$(2,673)	$(516)

Amount and location of net gain or (loss) reclassified from accumulated OCI to income - effective portion:
Revenue	$692	$-	$3,224	$-
Interest expense	-	(183)	-	-

	Three Months Ended June 30,
	2012			2011
	Not Designated as Hedging Instruments			Not Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange		Leases	Foreign Exchange		Leases
Derivative classification:	Option and Forward Contracts	Fair Value	Embedded Derivative	Option and Forward Contracts	Fair Value	Embedded Derivative

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income
Costs of services	$-	$-	$(266)	$-	$-	$78
Other income (expense), net	$-	$1,686	$-	$-	$(207)	$-

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income for the six months ended June 30, 2012 and 2011 were as follows (amounts in thousands):

	Six Months Ended June 30,
	2012		2011
	Designated as Hedging Instruments		Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Interest Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in other comprehensive income - effective portion, net of tax:	$9,571	$(476)	$(2,104)	$(327)

Amount and location of net gain or (loss) reclassified from accumulated OCI to income - effective portion:
Revenue	$649	$-	$6,915	$-
Interest expense	$-	$(183)	$-	$-

	Six Months Ended June 30,
	2012			2011
	Not Designated as Hedging Instruments			Not Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange		Leases	Foreign Exchange		Leases
Derivative classification:	Option and Forward Contracts	Fair Value	Embedded Derivative	Option and Forward Contracts	Fair Value	Embedded Derivative

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income
Costs of services	$-	$-	$(266)	$-	$-	$122
Other income (expense), net	$-	$3,855	$-	$-	$503	$-

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

The following presents information as of June 30, 2012 and December 31, 2011 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of June 30, 2012 and December 31, 2011, the Company had $78.0 million and $64.0 million, respectively, of borrowings outstanding under the Credit Agreement. During the three and six months ended June 30, 2012 outstanding borrowings accrued interest at an average rate of 1.6% and 1.6% per annum, respectively, excluding unused commitment fees. The amounts recorded in the accompanying balance sheets approximate fair value due to the variable nature of the debt.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of June 30, 2012, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of June 30, 2012 and December 31, 2011 (amounts in thousands):

As of June 30, 2012
	Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$-	$7,829	$-	$7,829
Interest rate swaps	-	(2,874)	-	(2,874)
Embedded derivatives	-	(266)	-	(266)
Fair value hedges	-	900	-	900
Total net derivative asset (liability)	$-	$5,589	$-	$5,589

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of December 31, 2011
	Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$-	$(7,170)	$-	$(7,170)
Interest rate swaps	-	(2,263)	-	(2,263)
Fair value hedges	-	(329)	-	(329)
Total net derivative asset (liability)	$-	$(9,762)	$-	$(9,762)

The following is a summary of the Company’s fair value measurements as of June 30, 2012 and December 31, 2011 (amounts in thousands):

As of June 30, 2012
	Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$-	$400	$-
Derivative instruments, net	-	5,589	-
Total assets	$-	$5,989	$-

Liabilities
Deferred compensation plan liability	$-	$(4,808)	$-
Derivative instruments, net	-	-	-
Purchase price payable	-	-	(3,234)
Total liabilities	$-	$(4,808)	$(3,234)

As of December 31, 2011
	Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$-	$507	$-
Derivative instruments, net	-	-	-
Total assets	$-	$507	$-

Liabilities
Deferred compensation plan liability	$-	$(3,990)	$-
Derivative instruments, net	-	(9,762)	-
Purchase price payable	-	-	(4,985)
Total liabilities	$-	$(13,752)	$(4,985)

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

Purchase Price Payable — The Company recorded a purchase price payable related to the acquisition of iKnowtion. The purchase price payable was recognized at fair value using a discounted cash flow approach and a discount rate of 21.0%. This measurement was based on significant inputs not observable in the market. The Company will record interest expense each period using the effective interest method until the future value of this purchase price payable reaches its expected future value of $4.3 million in 2016. Interest expense related to all recorded purchase price payables is included in Interest expense in the Consolidated Statements of Comprehensive Income.

The Company also had a future payable related to the purchase of PRG. As part of the PRG acquisition, the Company paid the previously recognized purchase price payable of $5.0 million on March 1, 2012. The Company recorded interest expense each period using the effective interest rate method until the payable reached the $5.0 million payment.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On July 25, 2012 the Company entered into a unilateral Advance Pricing Agreement (“APA”) with the Australian Tax Office (“ATO”) that covers the intercompany transfer price TeleTech Australia will pay affiliates operating in other tax jurisdictions for subcontracted services. The agreement will preclude the ATO from making a transfer pricing adjustment to transactions within the scope of this agreement. This agreement is effective for five years beginning January 1, 2011. During the period January 1, 2011 through June 30, 2012 TeleTech Australia recorded payments for services performed by affiliates outside Australia according to intercompany service agreements in effect at the time and subsequently measured the tax benefit related to these tax positions in accordance with accounting for uncertain tax positions. Based on the APA, the Company now has certainty as to the amount of tax benefit related to these intercompany transactions and will record a tax benefit of $3.9 million in the third quarter of 2012. Approximately $1.9 million of this benefit had been previously accounted for as an uncertain tax position based on the most probable outcome. In addition, the Company is also in the final stages of negotiating a unilateral APA with the New Zealand Inland Revenue office covering similar transactions and time periods. Although there can be no guarantee that such negotiations will result in an agreement, should such an agreement be signed, the Company would recognize an additional $1.3 million in tax benefit.

As of June 30, 2012, the Company had $67.9 million of gross deferred tax assets. After a $12.6 million valuation allowance and deferred tax liabilities of $4.9 million, the Company has $50.4 million of net deferred tax assets related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.

The effective tax rate for the three and six months ended June 30, 2012 was (25.6)% and 2.5%, respectively. The effective tax rate during these periods was influenced by the distribution of earnings in international jurisdictions currently under an income tax holiday and the $17.3 million and $21.1 million in restructuring and impairment expenses and the income tax benefit related to these incremental expenses. The effective tax rate for the three and six months ended June 30, 2011 was 0.6% and 22.4%, respectively. The effective tax during these periods was influenced by the additional expense related to the adverse decision by the Canada Revenue Agency regarding the Company’s request from relief from double taxation and the additional benefit related to the Company’s mediated settlement with the IRS related to U.S. tax refund claims.

The Company is currently under audit of income taxes in the Philippines for 2008. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

(9)        RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the three and six months ended June 30, 2012 and 2011, the Company undertook a number of restructuring activities primarily associated with reductions in the Company’s capacity and workforce in both the Customer Management Services and Customer Growth Services segments to better align the capacity and workforce with current business needs.

During the second quarter of 2012, the Company made the decision to cease operations in Spain as a result of the termination of contracts with its clients. The Company has notified the employees and has commenced severance procedures as required under Spanish law. In connection with this decision, a severance liability was established as of June 30, 2012 for $13.9 million and was included in Other accrued expenses in the Consolidated Balance Sheets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the expenses recorded in Restructuring, net in the accompanying Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, respectively, is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reduction in force
Customer Management Services	$15,909	$(57)	$17,453	$565
Customer Growth Services	32	-	135	110
Customer Technology Services	56	-	56	-
Customer Strategy Services	-	-	-	-
Corporate	200	-	511	-
Total	$16,197	$(57)	$18,155	$675

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Facility exit charges
Customer Management Services	$99	$-	$99	$7
Customer Growth Services	-	-	-	-
Customer Technology Services	-	-	-	-
Customer Strategy Services	-	-	-	-
Corporate	-	-	-	-
Total	$99	$-	$99	$7

A rollforward of the activity in the Company’s restructuring accruals is as follows (amounts in thousands):

	Closure of Delivery Centers	Reduction in Force	Total

Balance as of December 31, 2011	$415	$1,652	$2,067
Expense	99	18,155	18,254
Payments	(139)	(3,269)	(3,408)
Reversals	-	-	-
Balance as of June 30, 2012	$375	$16,538	$16,913

The remaining restructuring accruals are expected to be paid or extinguished during the next twelve months and are all classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheet.

Impairment Losses

During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain delivery centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three and six months ended June 30, 2012, the Company recognized $1.0 million of losses related to leasehold improvement assets in the Customer Management Services segment. During the three and six months ended June 30, 2011, the Company recognized zero and $0.2 million, respectively, of losses related to leasehold improvement assets in the Customer Management Services segment.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the first quarter of 2012, the Company elected to rebrand the Direct Alliance Corporation (“DAC”) subsidiary to Revana™. Based on this decision and management’s intention not to use the DAC name on a go-forward basis, the future cash flows associated with the trade name indefinite-lived intangible asset that was established as part of the purchase price accounting of DAC in 2006 is less than the asset’s carrying value. Thus the $1.8 million asset was impaired as of March 31, 2012. This expense was included in the Impairment losses in the Consolidated Statements of Comprehensive Income.

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

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, stock repurchases and other strategic activities, such as the acquisitions described in Note 2. As of June 30, 2012 and December 31, 2011, the Company had borrowings of $78.0 million and $64.0 million, respectively, under our Credit Agreement, and our average daily utilization was $137.4 million and $83.9 million for the six months ended June 30, 2012 and 2011, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $4.4 million, our remaining borrowing capacity was $417.6 million as of June 30, 2012. As of June 30, 2012, the Company was in compliance with all covenants and conditions under its Credit Agreement.

Letters of Credit

As of June 30, 2012, outstanding letters of credit under the Credit Agreement totaled $4.4 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of June 30, 2012, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $1.1 million.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In 2009, the municipality of Sao Paolo, Brazil assessed the Company’s Brazilian subsidiary a services tax on certain equipment rental income earned in 2004 and 2005.  In March 2011, the Company’s Brazilian subsidiary filed a tax annulment action in the Sao Paolo municipal court to challenge the assessment of services taxes on rental income. Further, in order to halt the possibility of any further interest being charged against the alleged due tax assessments, the Company’s Brazilian subsidiary posted a judicial deposit of 6.9 million Brazilian reais (approximately $4.1 million USD) in the first quarter of 2012.  In the second quarter of 2012, the Sao Paolo municipal court issued a ruling in favor of Sao Paolo on this tax annulment action, which ruling the Company’s Brazilian subsidiary has challenged. The Company’s Brazilian subsidiary filed this challenge in the state court of Sao Paolo which is not bound by the decision of the Sao Paolo municipal court and where a ruling is not expected for the next one to two years.  Based on an opinion received from legal counsel in Brazil, the Company believes that (i) the ruling issued by the Sao Paolo municipal court was incorrect and in contravention of a Brazil Supreme Court ruling concerning the invalidity of services taxes on rental income, (ii) the Brazilian subsidiary has valid defenses against the assessed services taxes and (iii) that payment of these services taxes is not probable. Accordingly, the Company has not recorded an expense in the three months ended June 30, 2012 for the Sao Paolo services tax assessment.

(11)       NONCONTROLLING INTEREST

The following table reconciles equity attributable to noncontrolling interest (amounts in thousands):

	Six Months Ended June 30,
	2012	2011
Noncontrolling interest, January 1	$11,260	$11,092
Acquisition of noncontrolling interest	941	-
Net income attributable to noncontrolling interest	1,861	1,905
Dividends distributed to noncontrolling interest	(720)	(1,859)
Foreign currency translation adjustments	47	2
Noncontrolling interest, June 30	$13,389	$11,140

(12)       NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Shares used in basic earnings per share calculation	55,125	56,713	55,809	56,949
Effect of dilutive securities:
Stock options	359	832	379	891
Restricted stock units	228	429	370	536
Performance-based restricted stock units	-	-	-	-
Total effects of dilutive securities	587	1,261	749	1,427
Shares used in dilutive earnings per share calculation	55,712	57,974	56,558	58,376

For the three months ended June 30, 2012 and 2011, options to purchase 0.1 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti–dilutive. For the six months ended June 30, 2012 and 2011, options to purchase 0.1 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the three months ended June 30, 2012 and 2011, restricted stock units (“RSUs”) of 1.3 million and 0.6 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the six months ended June 30, 2012 and 2011, RSUs of 1.0 million and 0.6 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(13)       EQUITY-BASED COMPENSATION PLANS

All equity–based awards to employees are recognized in the Consolidated Statements of Comprehensive Income at the fair value of the award on the grant date. During the three and six months ended June 30, 2012 and 2011, the Company recognized total compensation expense of $3.5 million and $6.8 million and $4.0 million and $7.7 million, respectively. Of the total compensation expense, $0.5 million and $1.0 million was recognized in Cost of services and $3.0 million and $5.9 million was recognized in Selling, general and administrative during the three and six months ended June 30, 2012. During the three and six months ended June 30, 2011, the Company recognized total compensation expense of $4.0 million and $7.7 million, respectively, in Selling, general and administrative.

Stock Options

As of June 30, 2012, there was approximately $0.9 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to unvested option arrangements granted under the Company’s equity plans. The Company recognizes compensation expense straight–line over the vesting term of the option grant. The Company recognized compensation expense related to stock options of approximately $132,000 and $5,000 for the three months ended June 30, 2012 and 2011, respectively. The Company recognized compensation expense related to stock options of approximately $264,000 and $19,000 for the six months ended June 30, 2012 and 2011, respectively.

Restricted Stock Unit Grants

During the six months ended June 30, 2012 and 2011, the Company granted 505,887 and 568,580 restricted stock units (“RSUs”), respectively, to new and existing employees, which vest in equal installments over four or five years. The Company recognized compensation expense related to RSUs of $3.3 million and $6.6 million for the three and six months ended June 30, 2012, respectively. The Company recognized compensation expense related to RSUs of $4.0 million and $7.7 million for the three and six months ended June 30, 2011, respectively. As of June 30, 2012, there was approximately $32.1 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

As of June 30, 2012 and 2011, the Company had performance-based RSUs outstanding that vest based on the Company achieving specified revenue and operating income performance targets. The Company determined that it was not probable these performance targets would be met; therefore no expense was recognized for the three and six months ended June 30, 2012 or 2011.

Cash Based Awards

During the six months ended June 30, 2012, the Company granted 30,000 cash based awards that vest over a period of five years. These awards will be settled in cash equal to the Company’s stock price on each vesting date. Since these awards are settled in cash, the Company accounts for these as liability awards and marks to market the fair value of the award until final settlement.

As of the June 30, 2012 Company stock price, there was approximately $0.4 million of total unrecognized compensation cost related to unvested cash based awards. The Company recognized approximately $22,000 and $30,000 of compensation expense related to these cash based awards for the three and six months ended June 30, 2012, respectively.

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

Executive Summary

TeleTech is one of the largest and most geographically diverse global providers of customer experience strategy, technology and business process outsourcing solutions. We have a 30-year history of designing, building, implementing and managing superior customer experiences across the customer lifecycle in order to maximize revenue, increase brand loyalty and optimize business processes. By delivering a high-quality customer experience through the effective integration of customer-facing, front-office processes with internal back-office processes, we enable our clients to better serve, grow and retain their customer base. We support more than 425 unique programs for approximately 180 global clients, many of whom are included in the Global 1000, which are the world’s largest companies based on market capitalization, in the automotive, broadband, cable, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel, and wireline and wireless communication industries.

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

In 2012, our second quarter revenue decreased 1.6% to $288.8 million over the second quarter of 2011, which included an $9.7 million or 3.3% decrease due to fluctuations in foreign currency rates. This revenue decrease was partially offset by the addition of 33 new clients and revenue from acquisitions. Our second quarter 2012 income from operations decreased 73.8% to $6.4 million, or 2.2% of revenue, from $24.6 million, or 8.4% of revenue, in the second quarter of 2011. Income from operations for the second quarter 2012 and 2011 included an aggregate $17.3 million and $(0.1) million of expenses related to restructuring charges and asset impairments, respectively.

Our offshore delivery centers serve clients based both in North America and in other countries. Our offshore delivery capacity spans five countries with 20,500 workstations and currently represents 66% of our global delivery capabilities. Revenue from services provided in these offshore locations was $123 million and represented 48% of our revenue for the second quarter of 2012, as compared to $131 million and 47% of total revenue for 2011, with both years excluding revenue from the four acquisitions.

Our cash flow from operations and available credit allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows. At June 30, 2012, we had $170.6 million of cash and cash equivalents and a total debt to total capitalization ratio of 16.3%.

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

We have historically experienced annual attrition of existing client programs of approximately 5% to 12% of our revenue. Attrition of existing client programs during the first six months of 2012 was 7%.

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

We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of June 30, 2012, the overall capacity utilization in our multi–client centers was 72%. The table below presents workstation data for our multi–client centers as of June 30, 2012 and 2011. Dedicated and managed centers (2,652 and 2,540 workstations as of June 30, 2012 and 2011, respectively) are excluded from the workstation data as unused workstations in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	June 30, 2012			June 30, 2011
	Total Production Workstations	In Use	% In Use	Total Production Workstations	In Use	% In Use

Multi-client centers
Sites open <1 year	1,842	559	30%	653	359	55%
Sites open >1 year	26,528	19,991	75%	26,784	20,238	76%
Total multi-client centers	28,370	20,550	72%	27,437	20,597	75%

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net cash provided by operating activities	$33,993	$23,373	$48,657	$47,981
Less: Purchases of property, plant and equipment	10,994	8,492	17,368	12,362
Free cash flow	$22,999	$14,881	$31,289	$35,619

We discuss factors affecting free cash flow between periods in the “Liquidity and Capital Resources” section below.

Results of Operations

Three months ended June 30, 2012 compared to three months ended June 30, 2011

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended June 30, 2012 and 2011 (amounts in thousands). All inter–company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Revenue	$229,401	$248,207	$(18,806)	-7.6%
Operating Income	28,563	49,588	(21,025)	-42.4%

The decrease in revenue for the Customer Management Services segment was due to program completions of $18.3 million and an $8.6 million decrease in realized gains on cash flow hedges and negative changes in foreign exchange translation, partially offset by a $8.1 million net increase in client programs.

The operating income as a percentage of revenue decreased to 12.5% in the second quarter of 2012 as compared to 20.0% in the prior period. During 2012, we recorded $13.9 million in restructuring charges as a result of our decision to exit Spain, an additional $2.1 million in restructuring charges in other locations to better align our capacity and workforce with the current business needs, and $1.0 million in impairment charges. The decline in revenue discussed above contributed to an underutilization of delivery center capacity which led to a lower gross margin percentage. These items were offset in part by a $4.6 million accrual release for salaries expense due to an authoritative ruling in Spain related to the legally required cost of living adjustments for our employees’ salaries and a $1.4 million decrease in depreciation expense related to assets which are now fully depreciated.

Customer Growth Services

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Revenue	$24,409	$23,483	$926	3.9%
Operating Income	4,212	4,594	(382)	-8.3%

The increase in revenue for the Customer Growth Services segment was due to a net increase in client programs of $4.6 million offset by program completions of $3.7 million.

The operating income as a percentage of revenue decreased to 17.3% in the second quarter of 2012 as compared to 19.6% in the prior period. This decline was due to increases in employee related expenses including salaries and benefits and expenses in connection with the rebranding of the Direct Alliance subsidiary to Revana™ during the first quarter of 2012.

Customer Technology Services

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Revenue	$24,956	$11,660	$13,296	114.0%
Operating Income	4,103	3,156	947	30.0%

The increase in revenue for the Customer Technology Services segment was related to the acquisition of eLoyalty on May 28, 2011.

The operating income as a percentage of revenue decreased to 16.4% in the second quarter of 2012 as compared to 27.1% in the prior period. This decrease was related to the acquisition of eLoyalty as discussed above which results in a mix shift of revenue from purely hosted solutions to both hosted and managed solutions. There were also additional investment in sales and marketing and additional amortization expense for the customer relationship asset related to the acquisition of eLoyalty.

Customer Strategy Services

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Revenue	$10,032	$10,286	$(254)	-2.5%
Operating Income	316	1,309	(993)	-75.9%

The decrease in revenue for the Customer Strategy Services segment was due to a $1.5 million net decrease in consulting revenue and a $0.9 million decrease due to negative changes in foreign exchange translation, offset by a $2.1 million increase due to the acquisition of iKnowtion.

The operating income as a percentage of revenue decreased to 3.1% in the second quarter of 2012 as compared to 12.7% in the prior period. This decrease was related to the reduction in consulting revenue resulting in underutilization of resources and an increased investment in geographic expansion.

Corporate

The Corporate expenses decreased by 9.6% in the second quarter of 2012 as compared to the prior period. This decrease was primarily due to decreases in employee related expenses including salaries, incentives and equity compensation.

Other Income (Expense)

For the three months ended June 30, 2012 and 2011, interest income remained consistent at $0.7 million. Interest expense increased to $1.6 million during 2012 from $1.3 million during 2011, due to additional expense related to the interest rate swap arrangements.

Income Taxes

The reported effective tax rate for the three months ended June 30, 2012 was (25.6)%. The effective tax rate for the three months ended June 30, 2012 was influenced by earnings in international jurisdictions currently under an income tax holiday and the $17.3 million in restructuring and impairment charges which influenced the distribution of pre-tax income between the U.S. and international tax jurisdictions. Without the $6.5 million tax benefit related to the restructuring and impairment charges, $0.7 million in additional tax expense related to changes in the deferred tax asset valuation allowance, and $0.4 million in additional expense related to other discrete items recorded during the quarter, the Company’s effective tax rate for the second quarter would have been 18.7%. This compares to a reported effective tax rate of 0.6% in the same period of 2011.  In the second quarter of 2011, the Company’s effective tax rate would have been 24.9% without the $5.8 million tax benefit related to the Company’s mediated settlement with the IRS related to U.S. tax refund claims offset by a $0.1 million in additional tax expense for other discrete items.

Results of Operations

Six months ended June 30, 2012 compared to six months ended June 30, 2011

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the six months ended June 30, 2012 and 2011 (amounts in thousands). All inter–company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Revenue	$464,277	$494,280	$(30,003)	-6.1%
Operating Income	74,269	97,839	(23,570)	-24.1%

The decrease in revenue for the Customer Management Services segment was due to program completions of $37.5 million and a $12.1 million decrease in realized gains on cash flow hedges and negative changes in foreign exchange translation, offset by a $19.6 million net increase in client programs.

The operating income as a percentage of revenue decreased to 16.0% for the six months ended June 30, 2012 as compared to 19.8% in the same period of 2011. During 2012, we recorded $13.9 million in restructuring charges as a result of our decision to exit Spain, an additional $3.6 million in restructuring charges in other locations to better align our capacity and workforce with the current business needs, and $1.0 million in impairment charges. The decline in revenue discussed above contributed to an underutilization of delivery center capacity which led to a lower gross margin percentage. These items were offset in part by a $4.6 million accrual release for salaries expense due to an authoritative ruling in Spain related to the legally required cost of living adjustments for our employees’ salaries and a $3.7 million decrease in depreciation expense related to assets which are now fully depreciated.

Customer Growth Services

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Revenue	$47,173	$45,626	$1,547	3.4%
Operating Income	5,291	7,576	(2,285)	-30.2%

The increase in revenue for the Customer Growth Services segment was due to a net increase in client programs of $7.1 million offset by program completions of $5.6 million.

The operating income as a percentage of revenue decreased to 11.2% for the six months ended June 30, 2012 as compared to 16.6% in the same period of 2011. This decline was primarily due to a $1.8 million charge related to the impairment of the trade-name intangible asset due to the rebranding of the Direct Alliance subsidiary to Revana™ during the first quarter of 2012 and other expenses in connection with this rebranding.

Customer Technology Services

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Revenue	$50,509	$16,317	$34,192	209.5%
Operating Income	7,808	5,868	1,940	33.1%

The increase in revenue for the Customer Technology Services segment was related to the acquisition of eLoyalty on May 28, 2011.

The operating income as a percentage of revenue decreased to 15.5% for the six months ended June 30, 2012 as compared to 36.0% in the same period of 2011. This decrease was related to the acquisition of eLoyalty as discussed above which results in a mix shift of revenue from purely hosted solutions to both hosted and managed solutions. There were also additional investment in sales and marketing and additional amortization expense for the customer relationship asset related to the acquisition of eLoyalty.

Customer Strategy Services

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Revenue	$19,493	$18,392	$1,101	6.0%
Operating Income	847	1,773	(926)	-52.2%

The increase in revenue for the Customer Strategy Services segment was due to a $2.7 million increase due to the acquisition of iKnowtion partially offset by a $0.4 million net decrease in consulting revenue and a $1.2 million decrease due to negative changes in foreign exchange translations.

The operating income as a percentage of revenue decreased to 4.3% for the six months ended June 30, 2012 as compared to 9.6% in the same period of 2011. This decrease was related to the reduction in consulting revenue resulting in underutilization of resources and an increased investment in geographic expansion.

Corporate

The Corporate expenses decreased by 5.9% for the six months ended June 30, 2012 as compared to the same period of 2011. This decrease was primarily due to decreases in employee related expenses including salaries, incentives and equity compensation.

Other Income (Expense)

For the six months ended June 30, 2012, interest income increased slightly to $1.5 million from $1.4 million in the same period in 2011 primarily due to higher cash and cash equivalent balances. Interest expense remained consistent at $2.7 million, due to a reduction in accretion expense related to the PRG purchase price payable offset by additional expense related to the interest rate swap arrangements.

Income Taxes

The reported effective tax rate for the six months ended June 30, 2012 was 2.5%. The effective tax rate for the six months ended June 30, 2012 was influenced by earnings in international jurisdictions currently under an income tax holiday and the $21.1 million in restructuring and impairment charges which influenced the distribution of pre-tax income between the U.S. and international tax jurisdictions. Without the $7.8 million tax benefit related to the restructuring and impairment charges, a $0.9 million tax benefit related to changes in the deferred tax asset valuation allowance, and $0.4 million in additional expense related to other discrete items recorded during the year, our effective tax rate for the six months would have been 19.9%. This compares to a reported effective tax rate of 22.4% in the same period of 2011. In the six months ended June 30, 2011, the Company’s effective tax rate would have been 22.1% without the (i) $9.1 million expense related to the adverse decision by the Canada Revenue Agency regarding the Company’s request for relief from double taxation, (ii) $8.7 million benefit related to the Company’s mediated settlement with the IRS related to U.S. tax refund claims, and (iii) $0.3 million benefit for other discrete items recognized during the period.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Agreement, dated October 1, 2010 as amended March 27, 2012 (the “Credit Agreement”). During the six months ended June 30, 2012, we generated positive operating cash flows of $48.7 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

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

We primarily utilize our Credit Agreement to fund working capital, general operations, stock repurchases and other strategic activities, such as the acquisitions described in Note 2 of the Notes to Consolidated Financial Statements. As of June 30, 2012 and December 31, 2011, we had borrowings of $78.0 million and $64.0 million, respectively, under our Credit Agreement, and our average daily utilization was $137.4 million and $83.9 million for the six months ended June 30, 2012 and 2011, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $4.4 million, our remaining borrowing capacity was $417.6 million as of June 30, 2012. As of June 30, 2012, we were in compliance with all covenants and conditions under our Credit Agreement.

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

The following discussion highlights our cash flow activities during the six months ended June 30, 2012 and 2011.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $170.6 million and $156.4 million as of June 30, 2012 and December 31, 2011, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

Cash Flows from Operating Activities

We reinvest our cash flows from operating activities in our business for strategic acquisitions and for the purchase of our outstanding stock. For the six months ended June 30, 2012 and 2011, net cash flows provided by operating activities were $48.7 million and $48.0 million, respectively. The slight increase was primarily due to timing of cash received on accounts receivable and cash paid for accounts payable.

Cash Flows from Investing Activities

We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the six months ended June 30, 2012 and 2011, we reported net cash flows used in investing activities of $22.0 million and $53.9 million, respectively. The decrease was due to the large acquisition of eLoyalty in 2011 noted in the accompanying consolidated financial statements offset with a net $5.1 million increase in capital expenditures during the first six months of 2012.

Cash Flows from Financing Activities

For the six months ended June 30, 2012 and 2011, we reported net cash flows used in financing activities of $20.5 million and net cash flows provided by financing activities of $78.1 million, respectively. The decrease in net cash flows from 2011 to 2012 was primarily due to a $104.0 million decrease in net borrowings from our line of credit offset by a decrease of $3.0 million in purchases of our outstanding common stock.

Free Cash Flow

Free cash flow, a non-GAAP measurement (see “Presentation of Non–GAAP Measurements” for definition of free cash flow) decreased for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due to the increase in capital expenditures. Free cash flow was $31.3 million and $35.6 million for the six months ended June 30, 2012 and 2011, respectively.

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of June 30, 2012 are summarized as follows (amounts in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total

Credit Facility(1)	$3,381	$6,762	$79,386	$-	$89,529
Other debt obligations	1,807	3,614	1,054	-	6,475
Equipment financing arrangements	3,339	3,195	-	-	6,534
Purchase obligations	9,486	7,124	1,431	600	18,641
Operating lease commitments	26,032	32,975	13,854	3,060	75,921
Total	$44,045	$53,670	$95,725	$3,660	$197,100

(1)	Includes estimated interest payments based on the weighted-average interest rate, unused commitment fees, current interest rate swap arrangements, and outstanding debt as of June 30, 2012.

	•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.

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

We may consider restructurings, dispositions, mergers, acquisitions and other similar transactions. Such transactions could include the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption, or refinancing of indebtedness and could be material to the consolidated financial condition and consolidated results of our operations. Our capital expenditures requirements could also increase materially in the event of acquisitions or joint ventures. In May 2011 we acquired certain assets and assumed certain liabilities of a business unit of eLoyalty Corporation that provides consulting, systems integration and the ongoing management and support of telephony, data and converged Voice over Internet Protocol customer management environments for $38.0 million net of certain closing adjustments. In addition, as of June 30, 2012, we were authorized to purchase an additional $15.9 million of common stock under our stock repurchase program (see Part II Item 2 of this Form 10-Q). The stock repurchase program does not have an expiration date.

The launch of large client contracts may result in short-term negative working capital because of the time period between incurring the costs for training and launching the program and the beginning of the accounts receivable collection process. As a result, periodically we may generate negative cash flows from operating activities.

Debt Instruments and Related Covenants

We discuss debt instruments and related covenants in Note 13 of the Notes to the Consolidated Financial Statements in our 2011 Annual Report on Form 10–K. As of June 30, 2012, we were in compliance with all covenants under the Credit Agreement and had approximately $417.6 million in available borrowing capacity. We had $78.0 million of outstanding borrowings and $4.4 million of letters of credit outstanding under our Credit Agreement as of June 30, 2012. Based upon average outstanding borrowings during the three and six months ended June 30, 2012, interest accrued at a rate of approximately 1.6% and 1.6% per annum, respectively.

Client Concentration

Our five largest clients accounted for 38.0% and 37.8% of our consolidated revenue for the three months ended June 30, 2012 and 2011, respectively. Our five largest clients accounted for 37.2% and 38.4% of our consolidated revenue for the six months ended June 30, 2012 and 2011, respectively. We have experienced long-term relationships with our top five clients, ranging from five to 16 years, with the majority of these clients having completed multiple contract renewals with TeleTech. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long–term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

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

Interest Rate Risk

We entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of June 30, 2012, we had $78.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three and six months ended June 30, 2012, interest accrued at a rate of approximately 1.6% and 1.6% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points during the quarter, there would not have been a material impact to our consolidated financial position or results of operations.

The Company’s interest rate swap arrangements as of June 30, 2012 and December 31, 2011 were as follows:

	Notional Amount	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date
As of June 30, 2012	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

As of December 31, 2011	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Foreign Currency Risk

Our subsidiaries in Argentina, Canada, Costa Rica, Mexico, and the Philippines use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the six months ended June 30, 2012 and 2011, revenue associated with this foreign exchange risk was 35% and 33% of our consolidated revenue, respectively.

In order to mitigate the risk of these non-functional foreign currencies from weakening against the functional currency of the servicing subsidiaries, which thereby decreases the economic benefit of performing work in these countries, we may hedge a portion, though not 100%, of the projected foreign currency exposure related to client programs served from these foreign countries through our cash flow hedging program. While our hedging strategy can protect us from adverse changes in foreign currency rates in the short term, an overall weakening of the non-functional foreign currencies would adversely impact margins in the segments of these client programs over the long term.

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

Our cash flow hedging instruments as of June 30, 2012 and December 31, 2011 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

As of June 30, 2012	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in the Next 12 Months	Contracts Maturing Through
Canadian Dollar	15,250	$14,740		78.7%	March 2014
Costa Rican Colon	500,000	963		100.0%	August 2012
Philippine Peso	11,270,000	255,746	(1)	56.9%	December 2015
Mexican Peso (Forwards)	1,322,500	95,791		50.5%	December 2015
Mexican Peso (Collars)	70,149	6,000	(3)	100.0%	December 2012
British Pound Sterling	6,162	9,628	(2)	66.6%	June 2014
New Zealand Dollars	726	550		100.0%	June 2013
		$383,418

As of December 31, 2011	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	25,750	$25,137
Costa Rican Colon	2,000,000	3,874
Philippine Peso	13,304,000	301,361	(1)
Mexican Peso (Forwards)	1,081,000	80,735
Mexican Peso (Collars)	140,298	12,000	(4)
British Pound Sterling	8,808	13,822	(2)
		$436,929

(1)	Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on June 30, 2012 and December 31, 2011.
(2)	Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on June 30, 2012 and December 31, 2011.
(3)	The Mexican peso collars include call options with a floor total of MXN 70.1 million and put options with a cap total of MXN (81.8 million) as of June 30, 2012.
(4)	The Mexican peso collars include call options with a floor total of MXN 140.3 million and put options with a cap total of MXN (157.0 million) as of December 31, 2011.

The fair value of our cash flow hedges at June 30, 2012 was (assets/(liabilities)) (amounts in thousands):

	June 30, 2012	Maturing in the Next 12 Months
Canadian Dollar	$190	$120
Costa Rican Colon	14	14
Philippine Peso	7,863	4,887
Mexican Peso	(293)	(847)
British Pound Sterling	30	41
New Zealand Dollar	25	25
	$7,829	$4,240

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The decrease in fair value largely reflects the recent global economic conditions which resulted in high foreign exchange volatility and a broad strengthening in the U.S. dollar.

We recorded a net gain of approximately $0.7 million and $6.9 million for settled cash flow hedge contracts and the related premiums for the six months ended June 30, 2012 and 2011, respectively. These gains were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income. If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Note 6 of the Notes to Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the six months ended June 30, 2012 and 2011, approximately 30% and 34%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. dollar. Our results from operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in debt or equity securities as of June 30, 2012.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide such reasonable assurance.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In 2009, the municipality of Sao Paolo, Brazil assessed our Brazilian subsidiary a services tax on certain equipment rental income earned in 2004 and 2005.  In March 2011, our Brazilian subsidiary filed a tax annulment action in the Sao Paolo municipal court to challenge the assessment of services taxes on rental income.  Further, in order to halt the possibility of any further interest being charged against the alleged due tax assessments, our Brazilian subsidiary posted a judicial deposit of 6.9 million Brazilian reais (approximately $4.1 million USD) in the first quarter of 2012.  In the second quarter of 2012, the Sao Paolo municipal court issued a ruling in favor of Sao Paolo on this tax annulment action, which ruling our Brazilian subsidiary has challenged. Our Brazilian subsidiary filed this challenge in the state court of Sao Paolo which is not bound by the decision of the Sao Paolo municipal court and where a ruling is not expected for the next one to two years.  Based on an opinion received from legal counsel in Brazil, the Company believes that (i) the ruling issued by the Sao Paolo municipal court was incorrect and in contravention of a Brazil Supreme Court ruling concerning the invalidity of services taxes on rental income, (ii) the Brazilian subsidiary has valid defenses against the assessed services taxes and (iii) that payment of these services taxes is not probable. Accordingly, we have not recorded an expense in the three months ended June 30, 2012 for the Sao Paolo services tax assessment.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors as previously reported in our 2011 Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Following is the detail of the issuer purchases made during the quarter ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)[1]
March 31, 2012				$34,007
April 1, 2012 - April 30, 2012	287,534	$15.59	287,534	$29,524
May 1, 2012 - May 31, 2012	581,012	$14.90	581,012	$20,870
June 1, 2012 - June 30, 2012	328,500	$15.04	328,500	$15,931
Total	1,197,046		1,197,046

(1)

In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in February 2012, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through June 30, 2012, the Board has authorized the repurchase of shares up to a total value of $487.3 million, of which we have purchased 34.8 million shares on the open market for $471.4 million. As of June 30, 2012 the remaining amount authorized for repurchases under the program is approximately $15.9 million. The stock repurchase program does not have an expiration date.

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

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the six months ended June 30, 2012 (unaudited), and (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC.
(Registrant)

Date: August 1, 2012	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: August 1, 2012	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Exhibit Description

31.	1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.	2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.	1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.	2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.	INS*	XBRL Instance Document

101.	SCH*	XBRL Taxonomy Extension Schema Document

101.	CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.	LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.	PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.	DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the six months ended June 30, 2012 (unaudited), and (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.