Form 10-Q
period 2012-09-30
TELETECH HOLDINGS INC
filed 2012-11-07
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 1, 2012, there were 53,714,715 shares of the registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

SEPTEMBER 30, 2012 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$170,377	$156,371
Accounts receivable, net	244,175	243,636
Prepaids and other current assets	60,323	37,434
Deferred tax assets, net	15,628	22,994
Income tax receivable	19,879	17,847
Total current assets	510,382	478,282

Long-term assets
Property, plant and equipment, net	111,431	100,321
Goodwill	72,154	70,844
Contract acquisition costs, net	2,115	2,866
Deferred tax assets, net	34,823	32,512
Other long-term assets	74,699	62,153
Total long-term assets	295,222	268,696
Total assets	$805,604	$746,978
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$25,053	$27,555
Accrued employee compensation and benefits	69,586	71,500
Other accrued expenses	23,723	33,816
Income taxes payable	11,041	10,051
Deferred tax liabilities, net	1,995	912
Deferred revenue	22,766	15,895
Other current liabilities	7,404	10,282
Total current liabilities	161,568	170,011

Long-term liabilities
Line of credit	88,000	64,000
Negative investment in deconsolidated subsidiary	76	76
Deferred tax liabilities, net	3,248	3,020
Deferred rent	8,565	6,729
Other long-term liabilities	45,228	32,895
Total long-term liabilities	145,117	106,720
Total liabilities	306,685	276,731

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock - $0.01 par value: 10,000,000 shares authorized; zero shares outstanding as of September 30, 2012 and December 31, 2011	-	-
Common stock - $0.01 par value; 150,000,000 shares authorized; 53,712,342 and 56,635,319 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	537	566
Additional paid-in capital	349,131	350,386
Treasury stock at cost: 28,339,911 and 25,416,934 shares as of September 30, 2012 and December 31, 2011, respectively	(404,307)	(357,267)
Accumulated other comprehensive income (loss)	19,123	(5,474)
Retained earnings	520,409	470,776
Noncontrolling interest	14,026	11,260
Total stockholders’ equity	498,919	470,247
Total liabilities and stockholders’ equity	$805,604	$746,978

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$286,268	$304,235	$867,720	$878,850

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	201,766	220,795	622,782	630,274
Selling, general and administrative	43,845	43,445	137,689	138,529
Depreciation and amortization	10,695	11,807	31,040	34,828
Restructuring charges, net	2,440	1,616	20,694	2,298
Impairment losses	161	-	2,958	230
Total operating expenses	258,907	277,663	815,163	806,159

Income from operations	27,361	26,572	52,557	72,691

Other income (expense)
Interest income	780	896	2,235	2,282
Interest expense	(2,129)	(1,143)	(4,810)	(3,814)
Other income (expense), net	97	(386)	(227)	(647)
Total other income (expense)	(1,252)	(633)	(2,802)	(2,179)

Income before income taxes	26,109	25,939	49,755	70,512

Benefit (Provision) for income taxes	3,611	496	3,030	(9,482)

Net income	29,720	26,435	52,785	61,030

Net income attributable to noncontrolling interest	(1,291)	(1,064)	(3,152)	(2,969)

Net income attributable to TeleTech stockholders	$28,429	$25,371	$49,633	$58,061

Other comprehensive income (loss)
Net income	$29,720	$26,435	$52,785	$61,030
Foreign currency translation adjustment	7,358	(16,612)	10,607	(9,731)
Derivative valuation, gross	7,260	(7,104)	21,650	(17,584)
Derivative valuation, tax effect	(2,906)	3,270	(8,480)	7,170
Other, net of tax	298	113	933	334
Total other comprehensive income (loss)	12,010	(20,333)	24,710	(19,811)
Total comprehensive income	41,730	6,102	77,495	41,219

Comprehensive income attributable to noncontrolling interest	(1,357)	(697)	(3,265)	(2,604)

Comprehensive income attributable to TeleTech stockholders	$40,373	$5,405	$74,230	$38,615

Weighted average shares outstanding
Basic	54,093	56,476	55,233	56,790
Diluted	54,905	57,748	55,991	58,173

Net income per share attributable to TeleTech stockholders
Basic	$0.53	$0.45	$0.90	$1.02
Diluted	$0.52	$0.44	$0.89	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Stockholders’ Equity of the Company
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)		Retained Earnings	Noncontrolling interest	Total Equity
	Shares	Amount	Shares	Amount

Balance as of December 31, 2011	-	$-	56,635	$566	$(357,267	)$	350,386	$(5,474	)$	470,776	$11,260	$470,247
Net income	-	-	-	-	-		-	-		49,633	3,152	52,785
Acquisition of noncontrolling interest	-	-	-	-	-		-	-		-	941	941
Dividends distributed to noncontrolling interest	-	-	-	-	-		-	-		-	(1,440)	(1,440)
Foreign currency translation adjustments	-	-	-	-	-		-	10,494		-	113	10,607
Derivatives valuation, net of tax	-	-	-	-	-		-	13,170		-	-	13,170
Vesting of restricted stock units	-	-	485	5	6,765		(10,802)	-		-	-	(4,032)
Exercise of stock options	-	-	98	1	1,371		(237)	-		-	-	1,135
Excess tax benefit from equity-based awards	-	-	-	-	-		(472)	-		-	-	(472)
Equity-based compensation expense	-	-	-	-	-		10,256	-		-	-	10,256
Purchases of common stock	-	-	(3,506)	(35)	(55,176)		-	-		-	-	(55,211)
Other	-	-	-	-	-		-	933		-	-	933
Balance as of September 30, 2012	-	$-	53,712	$537	$(404,307	)$	349,131	$19,123		$520,409	$14,026	$498,919

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$52,785	$61,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,040	34,828
Amortization of contract acquisition costs	763	1,448
Amortization of debt issuance costs	531	435
Imputed interest expense	600	649
Provision for doubtful accounts	490	301
Loss (gain) on disposal of assets	180	(351)
Impairment losses	2,958	230
Deferred income taxes	2,134	5,582
Excess tax benefit from equity-based awards	(1,005)	(5,276)
Equity-based compensation expense	10,310	11,563
(Gain) loss on foreign currency derivatives	(574)	966

Changes in assets and liabilities, net of acquisitions:
Accounts receivable	1,091	(26,332)
Prepaids and other assets	(30,893)	(8,939)
Accounts payable and accrued expenses	(15,696)	(28,302)
Deferred revenue and other liabilities	8,697	(8,330)
Net cash provided by operating activities	63,411	39,502

Cash flows from investing activities
Proceeds from grant for property, plant and equipment	110	2,197
Proceeds from sale of long-lived assets	450	-
Purchases of property, plant and equipment, net of acquisitions	(33,259)	(21,166)
Payment of contract acquisition costs	-	(738)
Acquisitions, net of cash acquired of $1,373 and $14, respectively	(4,809)	(45,787)
Net cash used in investing activities	(37,508)	(65,494)

Cash flows from financing activities
Proceeds from line of credit	857,650	556,800
Payments on line of credit	(833,650)	(426,500)
Proceeds from other debt	8,014	-
Payments on other debt	(2,783)	(1,646)
Dividends distributed to noncontrolling interest	(1,440)	(2,783)
Proceeds from exercise of stock options	1,135	8,528
Excess tax benefit from equity-based awards	1,005	5,276
Purchase of treasury stock	(55,211)	(58,367)
Payments of debt issuance costs	(432)	(22)
Net cash (used in) provided by financing activities	(25,712)	81,286

Effect of exchange rate changes on cash and cash equivalents	13,815	(4,870)

Increase in cash and cash equivalents	14,006	50,424
Cash and cash equivalents, beginning of period	156,371	119,385
Cash and cash equivalents, end of period	$170,377	$169,809

Supplemental disclosures
Cash paid for interest	$3,168	$2,908
Cash paid for income taxes	$13,213	$16,710

Non-cash investing and financing activities
Purchases of equipment through financing agreements	$6,100	$-
Landlord incentives credited to deferred rent	$1,723	$-

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

The accompanying unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of September 30, 2012, and the consolidated results of operations and comprehensive income and cash flows of the Company for the three and nine months ended September 30, 2012 and 2011. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one or two consecutive financial statements. The Company decided to present a single statement showing the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. The amendment became effective retrospectively for the Company’s interim period ended March 31, 2012.

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

In July 2012, the FASB issued new accounting guidance that simplifies the impairment test for indefinite-lived intangible assets other than goodwill. The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after September 15, 2012. The Company will adopt this accounting guidance during the fourth quarter of 2012 and does not expect this adoption to have a material impact on the Company’s financial position, results of operations or cash flows.

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

As of the nine months ended September 30, 2012, the Company has paid $3.1 million of the purchase price. The remaining purchase price will be paid out once the potential for covered losses has expired per the purchase agreement, which is expected to be in 2013. The Company paid $0.1 million of acquisition related expenses as part of the OnState purchase. These costs were recorded in Selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income during the nine months ended September 30, 2012.

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

The software acquired will be amortized over four years once it is placed into service. The goodwill recognized from the OnState acquisition is primarily attributable to the synergies resulting from incorporating the acquired software into the Company’s current technology platforms in addition to the acquisition of the employees who developed the acquired software. Since this acquisition is an asset acquisition for tax purposes, the goodwill of $1.1 million and software are deductible over their respective tax lives. The acquired goodwill of OnState is reported within the Customer Technology Services segment from the date of acquisition.

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

The Company is also obligated to make earn-out payments over the next four years if iKnowtion achieves specified earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets, as defined by the purchase and sale agreement. The fair value of the contingent payments was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions included in the fair value calculation include a discount rate of 21% and expected future value of payments of $4.3 million. The $4.3 million of expected future payments was calculated using a probability weighted EBITDA assessment with higher probability associated with iKnowtion achieving the maximum EBITDA targets. As of the acquisition date, the fair value of the contingent payments was approximately $2.9 million. As of September 30, 2012, the fair value of the contingent consideration was $3.4 million, of which $1.0 million and $2.4 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively.

The fair value of the 20% noncontrolling interest in iKnowtion at the date of acquisition was $0.9 million and was estimated based on a 20% interest of the fair value of 100% interest in iKnowtion and was discounted for a lack of control at a rate of 23.1%.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In the event iKnowtion meets certain EBITDA targets for calendar year 2015, the purchase and sale agreement requires TeleTech to purchase the remaining 20% interest in iKnowtion in 2016 for an amount equal to a multiple of iKnowtions’s 2015 EBITDA as defined in the purchase and sale agreement. These terms represent a contingent redemption feature. The fair value of the redemption feature is based on a comparison of EBITDA multiples and the EBITDA multiple to purchase the remaining 20% of iKnowtion approximates EBITDA multiples in the market for similar acquisitions.

The Company paid $0.1 million of acquisition related expenses as part of the iKnowtion purchase. These costs were recorded in Selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income during the nine months ended September 30, 2012.

The following summarizes the fair values of the identifiable assets acquired and liabilities and noncontrolling interest assumed as of the acquisition date (in thousands):

Acquisition Date Fair Value
Cash	$1,337
Accounts Receivable	1,792
Property, plant and equipment	161
Other assets	90
Customer relationships	1,400
Goodwill	447
5,227

Accounts payable	18
Accrued expenses	19
Other	164
201

Noncontrolling interest	941

Total purchase price	$4,085

The iKnowtion customer relationships have an estimated useful life of 5 years. The goodwill recognized from the iKnowtion acquisition was attributable primarily to the acquired workforce of iKnowtion, expected synergies, and other factors. The tax basis of the acquired intangibles and goodwill will be deductible for income tax purposes. The acquired goodwill and the operating results of iKnowtion are reported within the Customer Strategy Services segment from the date of acquisition.

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

The customer relationship intangible asset is being amortized over 11 years. The goodwill recognized from the eLoyalty acquisition was attributable primarily to the assembled workforce of eLoyalty and significant opportunity for Company growth and marketing based on additional service offerings and capabilities. Since this acquisition has been treated as an asset acquisition for tax purposes, the goodwill of $18.5 million and associated intangible assets are deductible for income tax purposes. The operating results of eLoyalty are reported within the Customer Technology Services segment from the date of acquisition.

The three acquired businesses described above contributed revenues of $20.8 million and $64.0 million and income from operations of $1.1 million and $5.1 million to the Company for the three and nine months ended September 30, 2012.

Guidon

Subsequent to September 30, 2012, the Company acquired 100% of the stock of Guidon Performance Solutions’ (“Guidon”) parent company for $5.6 million subject to a customary working capital adjustment and earn-out payments tied to the 2013 and 2014 financial results of Guidon. Guidon provides operational consulting services and designs solutions for operational and cultural transformation for global clients. The Company paid $5.6 million upon closing. The operating results of Guidon will be reported within the Customer Strategy Services segment.

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

The Company revised previously reported segment information to conform to its new segments in effect as of January 1, 2012.

All intercompany transactions between the reported segments for the periods presented have been eliminated.

The following tables present certain financial data by segment (amounts in thousands):

Three Months Ended September 30, 2012

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$224,041	$-	$224,041	$5,667	$47,181
Customer Growth Services	28,200	-	28,200	862	5,818
Customer Technology Services	25,219	(2,876)	22,343	774	3,272
Customer Strategy Services	11,913	(229)	11,684	351	824
Total segments	289,373	(3,105)	286,268	7,654	57,095

Corporate	-	-	-	3,041	(29,734)
Total	$289,373	$(3,105)	$286,268	$10,695	$27,361

Three Months Ended September 30, 2011

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$248,690	$-	$248,690	$7,043	$43,385
Customer Growth Services	25,793	-	25,793	695	5,020
Customer Technology Services	23,401	(525)	22,876	1,130	4,289
Customer Strategy Services	6,876	-	6,876	176	(322)
Total segments	304,760	(525)	304,235	9,044	52,372

Corporate	-	-	-	2,763	(25,800)
Total	$304,760	$(525)	$304,235	$11,807	$26,572

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Nine Months Ended September 30, 2012

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$688,317	$-	$688,317	$17,697	$120,797
Customer Growth Services	75,373	-	75,373	2,059	11,108
Customer Technology Services	76,571	(3,719)	72,852	2,239	11,734
Customer Strategy Services	32,623	(1,445)	31,178	1,040	1,671
Total segments	872,884	(5,164)	867,720	23,035	145,310

Corporate	-	-	-	8,005	(92,753)
Total	$872,884	$(5,164)	$867,720	$31,040	$52,577

Nine Months Ended September 30, 2011

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$742,969	$-	$742,969	$22,779	$141,223
Customer Growth Services	71,419	-	71,419	2,247	12,596
Customer Technology Services	39,718	(525)	39,193	1,647	10,158
Customer Strategy Services	25,269	-	25,269	783	1,450
Total segments	879,375	(525)	878,850	27,456	165,427

Corporate	-	-	-	7,372	(92,736)
Total	$879,375	$(525)	$878,850	$34,828	$72,691

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Capital Expenditures
Customer Management Services	$4,483	$4,236	$17,465	$11,315
Customer Growth Services	1,940	978	2,833	1,178
Customer Technology Services	842	1,027	1,543	1,142
Customer Strategy Services	113	88	197	226
Corporate	8,403	2,475	11,221	7,305
Total	$15,781	$8,804	$33,259	$21,166

	September 30, 2012	December 31, 2011
Total Assets
Customer Management Services	$497,746	$479,818
Customer Growth Services	49,700	50,950
Customer Technology Services	89,212	70,745
Customer Strategy Services	49,840	42,882
Corporate	119,106	102,583
Total	$805,604	$746,978

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	September 30, 2012	December 31, 2011
Goodwill
Customer Management Services	$20,325	$20,594
Customer Growth Services	24,439	24,439
Customer Technology Services	19,648	18,516
Customer Strategy Services	7,742	7,295
Total	$72,154	$70,844

The following table presents revenue based upon the geographic location where the services are provided (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
United States	$119,572	$110,122	$342,005	$288,935
Philippines	83,299	86,957	245,301	255,983
Latin America	47,914	51,188	142,069	159,852
Europe / Middle East / Africa	22,164	39,031	93,614	122,802
Canada	8,364	12,829	31,605	38,674
Asia Pacific	4,955	4,108	13,126	12,604
Total	$286,268	$304,235	$867,720	$878,850

(4)                                 SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company did not have any clients that contributed in excess of 10% of total revenue for the three or nine months ended September 30, 2012 or 2011.

The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs periodic credit evaluations of its clients and maintains allowances for uncollectible accounts and may require pre-payment for services. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk existed as of September 30, 2012.

(5)                                 GOODWILL

Goodwill consisted of the following (amounts in thousands):

	December 31, 2011	Acquisitions	Impairments	Effect of Foreign Currency	September 30, 2012

Customer Management Services	$20,594	$-	$-	$(269)	$20,325
Customer Growth Services	24,439	-	-	-	24,439
Customer Technology Services	18,516	1,132	-	-	19,648
Customer Strategy Services	7,295	447	-	-	7,742
Total	$70,844	$1,579	$-	$(269)	$72,154

The Company performs a goodwill impairment test on at least an annual basis. The Company conducts its annual goodwill impairment test during the fourth quarter, or more frequently, if indicators of impairment exist. During the quarter ended September 30, 2012, the Company assessed whether any such indicators of impairment existed and concluded that there were none.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(6)                                 DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange and interest rate related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Interest rate derivatives consist of interest rate swaps to reduce the Company’s exposure to interest rate fluctuations associated with its variable rate debt. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets consider, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of September 30, 2012, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands and net of tax):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Aggregate unrealized net gain (loss) at beginning of period	$2,964	$511	$(5,852)	$7,091
Add: Net gain/(loss) from change in fair value of cash flow hedges	4,945	(2,504)	14,040	(4,935)
Less: Net (gain)/loss reclassified to earnings from effective hedges	(591)	(1,330)	(870)	(5,479)
Aggregate unrealized net gain (loss) at end of period	$7,318	$(3,323)	$7,318	$(3,323)

The Company’s foreign exchange cash flow hedging instruments as of September 30, 2012 and December 31, 2011 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts unless noted otherwise.

As of September 30, 2012	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in the Next 12 Months	Contracts Maturing Through
Canadian Dollar	11,500	$11,072		71.7%	March 2014
Philippine Peso	9,290,000	210,767	(1)	47.7%	December 2015
Mexican Peso (Forwards)	1,166,500	83,721		40.9%	December 2015
Mexican Peso (Collars)	35,075	3,000	(3)	100.0%	December 2012
British Pound Sterling	4,839	7,611	(2)	57.5%	June 2014
New Zealand Dollars	595	450		100.0%	June 2013
		$316,621

As of December 31, 2011	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	25,750	$25,137
Costa Rican Colon	2,000,000	3,874
Philippine Peso	13,304,000	301,361	(1)
Mexican Peso (Forwards)	1,081,000	80,735
Mexican Peso (Collars)	140,298	12,000	(4)
British Pound Sterling	8,808	13,822	(2)
		$436,929

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)                Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on September 30, 2012 and December 31, 2011.

(2)                Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on September 30, 2012 and December 31, 2011.

(3)                The Mexican peso collars include call options with a floor total of MXN 35.1 million and put options with a cap total of MXN (41.6 million) as of September 30, 2012.

(4)                The Mexican peso collars include call options with a floor total of MXN 140.3 million and put options with a cap total of MXN (157.0 million) as of December 31, 2011.

The Company’s interest rate swap arrangements as of September 30, 2012 and December 31, 2011 were as follows:

	Notional Amount (millions)	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date
As of September 30, 2012	$25.0	1 - month LIBOR	2.55%	April 2012	April 2016
	15.0	1 - month LIBOR	3.14%	May 2012	May 2017
	$40.0

As of December 31, 2011	$25.0	1 - month LIBOR	2.55%	April 2012	April 2016
	15.0	1 - month LIBOR	3.14%	May 2012	May 2017
	$40.0

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of September 30, 2012 and December 31, 2011 the total notional amount of the Company’s forward contracts used as fair value hedges were $140.1 million and $49.8 million, respectively.

Embedded Derivatives

In addition to hedging activities, the Company’s foreign subsidiary in Argentina was party to U.S. dollar denominated lease contracts which the Company determined contain embedded derivatives. As such, the Company bifurcated the embedded derivative features of the lease contracts and valued these features as foreign currency derivatives. As of September 30, 2012, the fair value of the embedded derivatives was $0.3 million and was included in Other current liabilities and Other long-term liabilities in the accompanying Consolidated Balance Sheets as shown in the table below.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivative Valuation and Settlements

The Company’s derivatives as of September 30, 2012 and December 31, 2011 were as follows (amounts in thousands):

	September 30, 2012
	Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Leases
Derivative classification:	Cash Flow	Cash Flow	Fair Value	Embedded Derivative

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$8,933	$-	$272	$-
Other long-term assets	6,975	-	-	-
Other current liabilities	(526)	(1,122)	(97)	(74)
Other long-term liabilities	(31)	(2,014)	-	(185)
Total fair value of derivatives, net	$15,351	$(3,136)	$175	$(259)

	December 31, 2011
	Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Leases
Derivative classification:	Cash Flow	Cash Flow	Fair Value	Embedded Derivative

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$2,325	$-	$12	$-
Other long-term assets	1,119	-	-	-
Other current liabilities	(7,828)	-	(341)	-
Other long-term liabilities	(2,786)	(2,263)	-	-
Total fair value of derivatives, net	$(7,170)	$(2,263)	$(329)	$-

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income for the three months ended September 30, 2012 and 2011 were as follows (amounts in thousands):

	Three Months Ended September 30,
	2012		2011
	Designated as Hedging Instruments		Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Interest Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in other comprehensive income - effective portion, net of tax:	$5,331	$(386)	$(1,662)	$(842)

Amount and location of net gain or (loss) reclassified from accumulated OCI to income - effective portion:
Revenue	$1,367	$-	$2,216	$-
Interest expense	$-	$(381)	$-	$-

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended September 30,
	2012			2011
	Not Designated as Hedging Instruments			Not Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange		Leases	Foreign Exchange		Leases
Derivative classification:	Option and Forward Contracts	Fair Value	Embedded Derivative	Option and Forward Contracts	Fair Value	Embedded Derivative

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income:
Costs of services	$-	$-	$7	$-	$-	$10
Other income (expense), net	$-	$544	$-	$-	$(1,189)	$-

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2012 and 2011 were as follows (amounts in thousands):

	Nine Months Ended September 30,
	2012		2011
	Designated as Hedging Instruments		Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Interest Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in other comprehensive income - effective portion, net of tax:	$14,902	$(862)	$(3,765)	$(1,170)

Amount and location of net gain or (loss) reclassified from accumulated OCI to income - effective portion:
Revenue	$2,016	$-	$9,131	$-
Interest expense	$-	$(564)	$-	$-

	Nine Months Ended September 30,
	2012			2011
	Not Designated as Hedging Instruments			Not Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange		Leases	Foreign Exchange		Leases
Derivative classification:	Option and Forward Contracts	Fair Value	Embedded Derivative	Option and Forward Contracts	Fair Value	Embedded Derivative

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income:
Costs of services	$-	$-	$259	$-	$-	$132
Other income (expense), net	$-	$4,399	$-	$-	$(686)	$-

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

The following presents information as of September 30, 2012 and December 31, 2011 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounts Receivable and Payable - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of September 30, 2012 and December 31, 2011, the Company had $88.0 million and $64.0 million, respectively, of borrowings outstanding under the Credit Agreement. During the three and nine months ended September 30, 2012 outstanding borrowings accrued interest at an average rate of 1.6% and 1.5% per annum, respectively, excluding unused commitment fees. The amounts recorded in the accompanying balance sheets approximate fair value due to the variable nature of the debt.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of September 30, 2012, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of September 30, 2012 and December 31, 2011 (amounts in thousands):

As of September 30,  2012

	Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$-	$15,351	$-	$15,351
Interest rate swaps	-	(3,136)	-	(3,136)
Embedded derivatives	-	(259)	-	(259)
Fair value hedges	-	175	-	175
Total net derivative asset (liability)	$-	$12,131	$-	$12,131

As of December 31, 2011

	Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$-	$(7,170)	$-	$(7,170)
Interest rate swaps	-	(2,263)	-	(2,263)
Fair value hedges	-	(329)	-	(329)
Total net derivative asset (liability)	$-	$(9,762)	$-	$(9,762)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a summary of the Company’s fair value measurements as of September 30, 2012 and December 31, 2011 (amounts in thousands):

As of September 30, 2012
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$-	$400	$-
Derivative instruments, net	-	12,131	-
Total assets	$-	$12,531	$-

Liabilities
Deferred compensation plan liability	$-	$(5,181)	$-
Derivative instruments, net	-	-	-
Purchase price payable	-	-	(3,449)
Total liabilities	$-	$(5,181)	$(3,449)

As of December 31, 2011
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$-	$507	$-
Derivative instruments, net	-	-	-
Total assets	$-	$507	$-

Liabilities
Deferred compensation plan liability	$-	$(3,990)	$-
Derivative instruments, net	-	(9,762)	-
Purchase price payable	-	-	(4,985)
Total liabilities	$-	$(13,752)	$(4,985)

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

On February 20, 2011, the Company received notice of an adverse decision by the Canadian Revenue Agency (“CRA”) in regards to the Company’s attempt to recover taxes paid to Canada with respect to the years 2001 and 2002. In 2005, through the Competent Authority process, the Company sought relief under the United States-Canada Income Tax Convention for avoidance of double taxation arising from adjustments to the taxable income originally reported to these jurisdictions. Consistent with accounting for tax positions that no longer meet the recognition criteria, the Company derecognized income tax positions totaling $8.6 million through income tax expense in the first quarter of 2011. The Company continues to believe in the merits of the claim for which it sought relief from double taxation through the Competent Authority process. In response to the February 2011 notice, the Company has filed for Judicial Review in the Federal Court of Canada seeking a writ of mandamus to compel the CRA to accept the Company’s application for Competent Authority consideration.

On July 31, 2012 the Company entered into a unilateral Advance Pricing Agreement (“APA”) with the Australian Tax Office (“ATO”) that covers the intercompany transfer price TeleTech Australia will pay affiliates operating in other tax jurisdictions for subcontracted services. The agreement will preclude the ATO from making a transfer pricing adjustment to transactions within the scope of this agreement. This agreement is effective for five years beginning January 1, 2011. During the period January 1, 2011 through June 30, 2012, TeleTech Australia recorded payments for services performed by affiliates outside Australia according to intercompany service agreements in effect at the time and subsequently measured the tax benefit related to these tax positions in accordance with accounting for income tax contingencies. As a result of this APA, the Company recognized a benefit of $3.0 million of which $2.0 million had been previously recorded as a contingency for the uncertain tax position. In addition, on September 28, 2012 the Company filed an amended 2010 income tax return in Australia to increase the payment for intercompany services due to the Philippines resulting in an additional tax refund and income tax benefit of $4.6 million. Although not specifically covered by the APA the 2010 adjustment to the income of TeleTech Australia was essentially “pre-agreed” through meetings with the Australian Tax Office making the likelihood of realizing this tax position “highly certain”. Finally, the Company is in the later stages of negotiating a unilateral APA with the New Zealand Inland Revenue office covering similar transactions and time periods. Although there can be no guarantee that such negotiations will result in an agreement, should such an agreement be signed, the Company would recognize an additional $0.6 million in tax benefit in the period the agreement is signed. This will likely occur in the fourth quarter.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2012, the Company had $62.8 million of gross deferred tax assets. After a $12.4 million valuation allowance and deferred tax liabilities of $5.2 million, the Company has $45.2 million of net deferred tax assets related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.

The effective tax rate for the three and nine months ended September 30, 2012 was (13.8)% and (6.1)%, respectively. The effective tax rate during these periods was influenced by the distribution of earnings in international jurisdictions currently under an income tax holiday, the $2.6 million and $23.7 million in restructuring and impairment expenses and their related income tax benefit, the benefit related to Australia transfer pricing and the release of an uncertain tax position. The effective tax rate for the three and nine months ended September 30, 2011 was (1.9)% and 13.4%, respectively. The effective tax rate during these periods was influenced by the expense related to the adverse decision by the Canada Revenue Agency regarding the Company’s request for relief from double taxation and benefited from the mediated settlement with the IRS related to U.S. tax refund claims, an estimate to the benefit related to transfer pricing terms between Australia and the Philippines, earnings in international jurisdictions currently under an income tax holiday, and the distribution of income between the U.S. and international tax jurisdictions.

During the third quarter of 2012, the 2008 Philippines audit is considered effectively settled resulting in release of the income tax contingency with no additional taxes assessed to the Company.

(9)        RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the three and nine months ended September 30, 2012 and 2011, the Company undertook a number of restructuring activities primarily associated with reductions in the Company’s capacity and workforce in both the Customer Management Services and Customer Growth Services segments to better align the capacity and workforce with current business needs.

During the second quarter of 2012, the Company made the decision to cease operations in Spain and terminated the contracts with its clients. The Company notified the employees and commenced severance procedures as required under Spanish law. In connection with this decision, a severance liability was established as of June 30, 2012 for $13.9 million. During the third quarter of 2012, $11.9 million was paid and the remaining $2.0 million was included in Other accrued expenses in the Consolidated Balance Sheets as of September 30, 2012.

A summary of the expenses recorded in Restructuring, net in the accompanying Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, respectively, is as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Reduction in force
Customer Management Services	$2,620	$1,355	$20,072	$1,920
Customer Growth Services	67	11	202	121
Customer Technology Services	-	-	56	-
Customer Strategy Services	-	-	-	-
Corporate	58	185	570	185
Total	$2,745	$1,551	$20,900	$2,226

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Facility exit charges
Customer Management Services	$(305)	$65	$(206)	$72
Customer Growth Services	-	-	-	-
Customer Technology Services	-	-	-	-
Customer Strategy Services	-	-	-	-
Corporate	-	-	-	-
Total	$(305)	$65	$(206)	$72

A rollforward of the activity in the Company’s restructuring accruals is as follows (amounts in thousands):

	Closure of Delivery Centers	Reduction in Force	Total

Balance as of December 31, 2011	$415	$1,652	$2,067
Expense	169	20,900	21,069
Payments	(209)	(17,635)	(17,844)
Reversals	(375)	-	(375)
Balance as of September 30, 2012	$-	$4,917	$4,917

The remaining restructuring accruals are expected to be paid or extinguished during the next twelve months and are all classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheet.

Impairment Losses

During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain delivery centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three and nine months ended September 30, 2012, the Company recognized $0.2 million and $1.2 million, respectively, of losses related to leasehold improvement assets in the Customer Management Services segment. During the three and nine months ended September 30, 2011, the Company recognized zero and $0.2 million, respectively, of losses related to leasehold improvement assets in the Customer Management Services segment.

During the first quarter of 2012, the Company elected to rebrand the Direct Alliance Corporation (“DAC”) subsidiary to Revana™. Based on this decision and management’s intention not to use the DAC name on a go-forward basis, the future cash flows associated with the trade name indefinite-lived intangible asset that was established as part of the purchase price accounting of DAC in 2006 was less than the asset’s carrying value. Thus the $1.8 million asset was impaired as of March 31, 2012. This expense was included in the Impairment losses in the Consolidated Statements of Comprehensive Income.

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

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, stock repurchases and other strategic activities, such as the acquisitions described in Note 2. As of September 30, 2012 and December 31, 2011, the Company had borrowings of $88.0 million and $64.0 million, respectively, under our Credit Agreement, and our average daily utilization was $144.4 million and $104.7 million for the nine months ended September 30, 2012 and 2011, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $4.4 million, our remaining borrowing capacity was $407.6 million as of September 30, 2012. As of September 30, 2012, the Company was in compliance with all covenants and conditions under its Credit Agreement.

Letters of Credit

As of September 30, 2012, outstanding letters of credit under the Credit Agreement totaled $4.4 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of September 30, 2012, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $1.3 million.

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

In 2009, the municipality of Sao Paolo, Brazil assessed the Company’s Brazilian subsidiary a services tax on certain equipment rental income earned in 2004 and 2005. In March 2011, the Company’s Brazilian subsidiary filed a tax annulment action in the Sao Paolo municipal court to challenge the assessment of services taxes on rental income. Further, in order to halt the possibility of any further interest being charged against the alleged due tax assessments, the Company’s Brazilian subsidiary gave a bank guarantee of 6.9 million Brazilian reais (approximately $4.1 million USD) in the first quarter of 2012. In the second quarter of 2012, the Sao Paolo municipal court issued a ruling in favor of Sao Paolo on this tax annulment action, which ruling the Company’s Brazilian subsidiary has challenged. The Company’s Brazilian subsidiary filed this challenge in the state court of Sao Paolo which is not bound by the decision of the Sao Paolo municipal court and where a ruling is not expected for the next one to two years. Based on an opinion received from legal counsel in Brazil, the Company believes that (i) the ruling issued by the Sao Paolo municipal court was incorrect and in contravention of a Brazil Supreme Court ruling concerning the invalidity of services taxes on rental income, (ii) the Brazilian subsidiary has valid defenses against the assessed services taxes and (iii) that payment of these services taxes is not probable. Accordingly, the Company has not recorded an expense in the nine months ended September 30, 2012 for the Sao Paolo services tax assessment.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On October 12, 2012, David Calkins filed an amended class action complaint in the Superior Court of the State of California, County of Santa Clara, against TeleTech Services Corp. and Google Inc. (“Google”), as co-defendants. The action alleges that the defendants violated California Penal Code Section 632 by recording telephone calls made on behalf of Google to residents in California without disclosing that the calls might be recorded. The plaintiff seeks class certification, cash statutory damages and attorney fees. Pursuant to our agreement with Google, Google has made a claim for full indemnification from the Company for all expenses incurred by Google in connection with the lawsuit. The ultimate outcome of this litigation, and consequently, an estimate of the possible loss, if any, related to this litigation, cannot reasonably be determined at this time. The Company intends to vigorously defend itself in these proceedings.

(11)       NONCONTROLLING INTEREST

The following table reconciles equity attributable to noncontrolling interest (amounts in thousands):

	Nine Months Ended September 30,
	2012	2011
Noncontrolling interest, January 1	$11,260	$11,092
Acquisition of noncontrolling interest	941	-
Net income attributable to noncontrolling interest	3,152	2,969
Dividends distributed to noncontrolling interest	(1,440)	(2,783)
Foreign currency translation adjustments	113	(365)
Noncontrolling interest, September 30	$14,026	$10,913

(12)       NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Shares used in basic earnings per share calculation	54,093	56,476	55,233	56,790
Effect of dilutive securities:
Stock options	377	673	378	817
Restricted stock units	435	599	380	566
Performance-based restricted stock units	-	-	-	-
Total effects of dilutive securities	812	1,272	758	1,383
Shares used in dilutive earnings per share calculation	54,905	57,748	55,991	58,173

For the three months ended September 30, 2012 and 2011, options to purchase 0.1 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti–dilutive. For the nine months ended September 30, 2012 and 2011, options to purchase 0.1 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the three months ended September 30, 2012 and 2011, restricted stock units (“RSUs”) of 0.7 million and 1.1 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2012 and 2011, RSUs of 0.8 million and 0.6 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(13)       EQUITY-BASED COMPENSATION PLANS

All equity–based awards to employees are recognized in the Consolidated Statements of Comprehensive Income at the fair value of the award on the grant date. During the three and nine months ended September 30, 2012 and 2011, the Company recognized total compensation expense of $3.4 million and $10.3 million and $3.8 million and $11.5 million, respectively. Of the total compensation expense, $0.5 million and $1.5 million was recognized in Cost of services and $2.9 million and $8.8 million was recognized in Selling, general and administrative during the three and nine months ended September 30, 2012. During the three and nine months ended September 30, 2011, the Company recognized total compensation expense of $3.8 million and $11.5 million, respectively, in Selling, general and administrative.

Stock Options

As of September 30, 2012, there was approximately $0.9 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to unvested option arrangements granted under the Company’s equity plans. The Company recognizes compensation expense straight–line over the vesting term of the option grant. The Company recognized compensation expense related to stock options of approximately $132,000 and $2,600 for the three months ended September 30, 2012 and 2011, respectively. The Company recognized compensation expense related to stock options of approximately $397,000 and $21,000 for the nine months ended September 30, 2012 and 2011, respectively.

Restricted Stock Unit Grants

During the nine months ended September 30, 2012 and 2011, the Company granted 519,262 and 611,580 restricted stock units (“RSUs”), respectively, to new and existing employees, which vest in equal installments over four or five years. The Company recognized compensation expense related to RSUs of $3.3 million and $9.9 million for the three and nine months ended September 30, 2012, respectively. The Company recognized compensation expense related to RSUs of $3.8 million and $11.5 million for the three and nine months ended September 30, 2011, respectively. As of September 30, 2012, there was approximately $28.4 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

As of September 30, 2012 and 2011, the Company had performance-based RSUs outstanding that vest based on the Company achieving specified revenue and operating income performance targets. The Company determined that it was not probable these performance targets would be met; therefore no expense was recognized for the three and nine months ended September 30, 2012 or 2011.

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

Executive Summary

TeleTech is one of the largest and most geographically diverse global providers of customer experience strategy, technology and business process outsourcing solutions. We have a 30-year history of designing, building, implementing and managing superior customer experiences across the customer lifecycle in order to maximize revenue, increase brand loyalty and optimize business processes. By delivering a high-quality customer experience through the effective integration of customer-facing, front-office processes with internal back-office processes, we enable our clients to better serve, grow and retain their customer base. We support more than 425 unique programs for approximately 190 global clients, many of whom are included in the Global 1000, which are the world’s largest companies based on market capitalization, in the automotive, broadband, cable, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel, and wireline and wireless communication industries.

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

•

Revenue Generation. Through our data-driven sales and marketing capabilities we help our clients improve revenue and profitability by targeting new or underpenetrated markets and maximizing the revenue potential of each customer. We deliver over $2 billion in client revenue annually through our Revana Analytic Multichannel PlatformTM. We engage millions of customers on five continents on behalf of our clients through a variety of intelligently coordinated touchpoints including: mobile, chat, online, email and voice.

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

In 2012, our third quarter revenue decreased 5.9% to $286.3 million over the third quarter of 2011, which included an $4.5 million or 1.5% decrease due to fluctuations in foreign currency rates. This revenue decrease was partially offset by the addition of 43 new clients and revenue from acquisitions. Our third quarter 2012 income from operations increased 3.0% to $27.4 million, or 9.6% of revenue, from $26.6 million, or 8.7% of revenue, in the third quarter of 2011. Income from operations for the third quarter 2012 and 2011 included an aggregate $2.6 million and $1.6 million of expenses related to restructuring charges and asset impairments, respectively.

Our offshore delivery centers serve clients based both in the U.S. and in other countries. Our offshore delivery capacity spans five countries with 18,700 workstations and currently represents 67% of our global delivery capabilities. Revenue from services provided in these offshore locations was $122 million and represented 48% of our revenue for the third quarter of 2012, as compared to $131 million and 47% of total revenue for 2011, with both years excluding revenue from the four acquisitions.

Our cash flow from operations and available credit allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows. At September 30, 2012, we had $170.4 million of cash and cash equivalents and a total debt to total capitalization ratio of 16.8%.

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

•

Integration of front- and back-office business processes to provide increased operating efficiencies and an enhanced customer experience especially in light of the weakening global economic environment. Companies have realized that integrated business processes reduce operating costs and allow customer needs to be met more quickly and efficiently resulting in higher customer satisfaction and brand loyalty thereby improving their competitive position. A majority of our historic revenue has been derived from providing customer-facing front-office solutions to our clients. Given that our global delivery centers are also fully capable of providing back-office solutions, we are uniquely positioned to grow our revenue by winning more back-office opportunities and providing services during non-peak hours with minimal incremental investment. Furthermore, by spreading our fixed costs across a larger revenue base and increasing our asset utilization, we expect our profitability to improve over time.

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

We have historically experienced annual attrition of existing client programs of approximately 5% to 12% of our revenue. Attrition of existing client programs during the first nine months of 2012 was 8%.

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

We continue to win new business with both new and existing clients. To respond more rapidly to changing market demands, to implement new programs and to expand existing programs, we may be required to commit to additional capacity prior to the contracting of additional business, which may result in idle capacity. This is largely due to the significant time required to negotiate and execute large, complex customer experience client contracts and the difficulty of predicting specifically when new programs will launch.

We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of September 30, 2012, the overall capacity utilization in our multi–client centers was 77%. The table below presents workstation data for our multi–client centers as of September 30, 2012 and 2011. Dedicated and managed centers (2,611 and 2,761 workstations as of September 30, 2012 and 2011, respectively) are excluded from the workstation data as unused workstations in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	September 30, 2012			September 30, 2011
	Total Production Workstations	In Use	% In Use	Total Production Workstations	In Use	% In Use

Multi-client centers
Sites open <1 year	1,048	810	77%	1,623	479	30%
Sites open >1 year	24,311	18,646	77%	26,516	20,442	77%
Total multi-client centers	25,359	19,456	77%	28,139	20,921	74%

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

Explanation of Key Metrics and Other Items

Cost of Services

Cost of services principally include costs incurred in connection with our customer management services, including direct labor, telecommunications, technology costs, printing, sales and use tax and certain fixed costs associated with the delivery centers. In addition, cost of services includes income related to grants we may receive from local or state governments as an incentive to locate delivery centers in their jurisdictions which reduce the cost of services for those facilities.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net cash provided by operating activities	$14,754	$(8,479)	$63,411	$39,502
Less: Purchases of property, plant and equipment	15,781	8,804	33,149	21,166
Free cash flow	$(1,027)	$(17,283)	$30,262	$18,336

We discuss factors affecting free cash flow between periods in the “Liquidity and Capital Resources” section below.

Results of Operations

Three months ended September 30, 2012 compared to three months ended September 30, 2011

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended September 30, 2012 and 2011 (amounts in thousands). All inter–company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Revenue	$224,041	$248,690	$(24,649)	-9.9%
Operating Income	47,181	43,385	3,796	8.7%

The decrease in revenue for the Customer Management Services segment was attributable to $18.0 million in net increases in client programs offset by $27.7 million reduction related to the exit of certain unprofitable programs including our business in Spain, program completions of $10.9 million, and a $4.1 million decrease in realized gains on cash flow hedges and negative changes in foreign exchange translation.

The operating income as a percentage of revenue increased to 21.1% in the third quarter of 2012 as compared to 17.4% in the prior period. This increase is attributable to the rationalization of unprofitable programs as described above, reductions in our capacity and workforce to better align with the current business needs, and a decrease in depreciation expense related to assets which are now fully depreciated. The third quarter of 2012 also included a benefit of $2.9 million related to the settlement of certain real estate and employee related expenses.

Customer Growth Services

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Revenue	$28,200	$25,793	$2,407	9.3%
Operating Income	5,818	5,020	798	15.9%

The increase in revenue for the Customer Growth Services segment was due to a net increase in client programs of $5.3 million offset by program completions of $2.9 million.

The operating income as a percentage of revenue increased to 20.6% in the third quarter of 2012 as compared to 19.5% in the prior period. This increase was derived from the higher revenue as described above partially offset by increases in employee related expenses.

Customer Technology Services

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Revenue	$22,343	$22,876	$(533)	-2.3%
Operating Income	3,272	4,289	(1,017)	-23.7%

The revenue for the Customer Technology Services segment was relatively flat from the prior year to the current year.

The operating income as a percentage of revenue decreased to 14.6% in the third quarter of 2012 as compared to 18.7% in the prior period. This decrease was caused by a change in the mix of revenue. In the third quarter of 2012, lower margin product sales comprised a greater percentage of revenue and higher margin hosted services comprised a lower percentage of revenue as compared to the third quarter of 2011.

Customer Strategy Services

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Revenue	$11,684	$6,876	$4,808	69.9%
Operating Income	824	(322)	1,146	355.9%

The increase in revenue for the Customer Strategy Services segment was due to a $2.8 million net increase in consulting revenue, and a $2.2 million increase due to the acquisition of iKnowtion offset by a $0.2 million decrease due to negative changes in foreign exchange translation.

The operating income as a percentage of revenue increased to 7.1% in the third quarter of 2012 as compared to (4.7%) in the prior period. This increase was related to higher consulting revenue for Peppers & Rogers as well as revenue from the acquisition of iKnowtion, which has higher margins due to the nature of the service offerings.

Corporate

The Corporate expenses increased by $3.9 million or 15.2% in the third quarter of 2012 as compared to the prior period. This increase was primarily due to increases in employee related variable compensation.

Other Income (Expense)

For the three months ended September 30, 2012 and 2011, interest income decreased slightly to $0.8 million during 2012 from $0.9 million during 2011. Interest expense increased to $2.1 million during 2012 from $1.1 million during 2011, primarily due to additional expense related to the interest rate swap arrangements and higher balances on the line of credit.

Income Taxes

The reported effective tax rate for the three months ended September 30, 2012 was (13.8)%. The effective tax rate for the three months ended September 30, 2012 was impacted by earnings in international jurisdictions currently under an income tax holiday, a $0.7 million tax benefit associated with the $2.6 million in restructuring and impairment charges, a $7.6 million benefit related to Australia transfer pricing, and a $1.4 million benefit for the release of uncertain tax positions. Without the $7.6 million benefit related to Australia transfer pricing and the $1.4 million benefit for the release of uncertain tax positions, our effective tax rate for the third quarter would have been 21.1%. This compares to a reported effective tax rate of (1.9)% in the same period of 2011. In the third quarter of 2011, our effective tax rate would have been 23.4% without a $3.1 million tax benefit related to our mediated settlement with the IRS, a $1.4 million benefit related to the foreign earnings repatriation, a $2.2 million benefit related to Australia transfer pricing, and a $0.1 million expense for other discrete items.

Results of Operations

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the nine months ended September 30, 2012 and 2011 (amounts in thousands). All inter–company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Revenue	$688,317	$742,969	$(54,652)	-7.4%
Operating Income	120,797	141,223	(20,426)	-14.5%

The decrease in revenue for the Customer Management Services segment was attributable to $53.6 million in net increases in client programs offset by a $56.0 million reduction related to the exit of certain unprofitable programs including our business in Spain, program completions of $36.1 million, and a $16.2 million decrease in realized gains on cash flow hedges and negative changes in foreign exchange translation.

The operating income as a percentage of revenue decreased to 17.5% for the nine months ended September 30, 2012 as compared to 19.0% in the same period of 2011. During 2012, we recorded $14.0 million in restructuring charges as a result of our decision to exit Spain and an incremental $4.8 million in restructuring charges in other locations to better align our capacity and workforce with the current business needs and in impairment charges. These charges were offset in part by increases in margins based on the rationalization of unprofitable programs as described above and the related reduction in capacity. The margin also benefited from a $4.6 million accrual release for salaries expense due to an authoritative ruling in Spain related to the legally required cost of living adjustments for our employees’ salaries, a $5.1 million decrease in depreciation expense related to assets which are now fully depreciated, and $2.9 million related to the settlement of certain real estate and employee related expenses.

Customer Growth Services

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Revenue	$75,373	$71,419	$3,954	5.5%
Operating Income	11,108	12,596	(1,488)	-11.8%

The increase in revenue for the Customer Growth Services segment was due to a net increase in client programs of $12.5 million offset by program completions of $8.5 million.

The operating income as a percentage of revenue decreased to 14.7% for the nine months ended September 30, 2012 as compared to 17.6% in the same period of 2011. This decline was primarily due to a $1.8 million charge related to the impairment of the trade-name intangible asset due to the rebranding of the Direct Alliance subsidiary to Revana™ during the first quarter of 2012, other expenses in connection with this rebranding, and increases in employee related expenses including salaries and benefits.

Customer Technology Services

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Revenue	$72,852	$39,193	$33,659	85.9%
Operating Income	11,734	10,158	1,576	15.5%

The increase in revenue for the Customer Technology Services segment was related to the acquisition of eLoyalty on May 28, 2011.

The operating income as a percentage of revenue decreased to 16.1% for the nine months ended September 30, 2012 as compared to 25.9% in the same period of 2011. This decrease was related to the acquisition of eLoyalty as discussed above which results in a change in the mix of revenue from purely hosted solutions to both hosted and managed solutions. There were also additional investments in sales and marketing and additional amortization expense for the customer relationship asset related to the acquisition of eLoyalty.

Customer Strategy Services

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Revenue	$31,178	$25,269	$5,909	23.4%
Operating Income	1,671	1,450	221	15.2%

The increase in revenue for the Customer Strategy Services segment was due to a $4.9 million increase due to the acquisition of iKnowtion and a $2.0 million net increase in consulting revenue partially offset by a $1.0 million decrease due to negative changes in foreign exchange translations.

The operating income as a percentage of revenue decreased to 5.4% for the nine months ended September 30, 2012 as compared to 5.7% in the same period of 2011. This decrease was related to higher consulting revenue for Peppers & Rogers as well as the acquisition of iKnowtion, offset by an increased investment in geographic expansion, and additional amortization expense for the customer relationship asset of iKnowtion.

Corporate

The Corporate expenses remained consistent for the nine months ended September 30, 2012 as compared to the same period of 2011.

Other Income (Expense)

For the nine months ended September 30, 2012, interest income decreased slightly to $2.2 million from $2.3 million in the same period of 2011. Interest expense increased to $4.8 million during 2012 from $3.8 million during 2011, primarily due to additional expense related to the interest rate swap arrangements and higher balances on the line of credit.

Income Taxes

The reported effective tax rate for the nine months ended September 30, 2012 was (6.1)%. The effective tax rate for the nine months ended September 30, 2012 was impacted by earnings in international jurisdictions currently under an income tax holiday, and $8.6 million tax benefit associated with the $23.7 million in restructuring and impairment charges which influenced the distribution of pre-tax income between the U.S. and international tax jurisdictions, a $7.6 million benefit related to Australia transfer pricing, and a $1.4 million benefit for the release of uncertain tax positions. Without the $7.6 million benefit related to Australia transfer pricing and the $1.4 million benefit related to the release of an uncertain tax position, our effective tax rate for the nine months would have been 20.4%. This compares to a reported effective tax rate of 13.4% in the same period of 2011. In the nine months ended September 30, 2011, our effective tax rate would have been 20.8% without a $9.1 million expense related to the adverse decision by the Canada Revenue Agency regarding our request for relief from double taxation, a $11.8 million benefit related to our mediated settlement with the IRS related to U.S. tax refund claims, a $1.4 million benefit related to the foreign earnings repatriation and a $1.1 million benefit for other discrete items recognized during the period.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Agreement, dated October 1, 2010 as amended March 27, 2012 (the “Credit Agreement”). During the nine months ended September 30, 2012, we generated positive operating cash flows of $63.4 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

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

We primarily utilize our Credit Agreement to fund working capital, general operations, stock repurchases and other strategic activities, such as the acquisitions described in Note 2 of the Notes to Consolidated Financial Statements. As of September 30, 2012 and December 31, 2011, we had borrowings of $88.0 million and $64.0 million, respectively, under our Credit Agreement, and our average daily utilization was $144.4 million and $104.7 million for the nine months ended September 30, 2012 and 2011, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $4.4 million, our remaining borrowing capacity was $407.6 million as of September 30, 2012. As of September 30, 2012, we were in compliance with all covenants and conditions under our Credit Agreement.

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

The following discussion highlights our cash flow activities during the nine months ended September 30, 2012 and 2011.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $170.4 million and $156.4 million as of September 30, 2012 and December 31, 2011, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

Cash Flows from Operating Activities

We reinvest our cash flows from operating activities in our business for strategic acquisitions and for the purchase of our outstanding stock. For the nine months ended September 30, 2012 and 2011, net cash flows provided by operating activities were $63.4 million and $39.5 million, respectively. The $23.9 million increase was primarily due to the timing of cash received on accounts receivable and cash paid for accounts payable offset by the decrease in net income for the nine months ended September 30, 2012.

Cash Flows from Investing Activities

We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the nine months ended September 30, 2012 and 2011, we reported net cash flows used in investing activities of $37.5 million and $65.5 million, respectively. The decrease was due to the large acquisition of eLoyalty in 2011 noted in the accompanying consolidated financial statements offset by a net $12.0 million increase in capital expenditures during the first nine months of 2012.

Cash Flows from Financing Activities

For the nine months ended September 30, 2012 and 2011, we reported net cash flows used in financing activities of $25.7 million and net cash flows provided by financing activities of $81.3 million, respectively. The decrease in net cash flows from 2011 to 2012 was primarily due to a $106.3 million decrease in net borrowings from our line of credit offset by a decrease of $3.2 million in purchases of our outstanding common stock.

Free Cash Flow

Free cash flow, a non-GAAP measurement (see “Presentation of Non–GAAP Measurements” for definition of free cash flow) increased for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 as a result of a $23.9 million increase in cash flows provided by operating activities. Free cash flow was $30.3 million and $18.3 million for the nine months ended September 30, 2012 and 2011, respectively.

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of September 30, 2012 are summarized as follows (amounts in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total

Credit Facility(1)	$3,438	$6,875	$90,018	$-	$100,331
Other debt obligations	2,129	4,316	749	-	7,194
Equipment financing arrangements	3,314	2,372	-	-	5,686
Purchase obligations	7,099	9,214	1,968	600	18,881
Operating lease commitments	25,458	34,197	17,308	7,884	84,847
Total	$41,438	$56,974	$110,043	$8,484	$216,939

(1)                Includes estimated interest payments based on the weighted-average interest rate, unused commitment fees, current interest rate swap arrangements, and outstanding debt as of September 30, 2012.

•                  Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.

•                  Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Consolidated Balance Sheets until such goods and/or services are received.

•                  The contractual obligation table excludes our liabilities of $0.4 million related to uncertain tax positions because we cannot reliably estimate the timing of cash payments.

The increase in our outstanding debt is primarily associated with the use of funds under our Credit Agreement to fund working capital, repurchase our common stock, and other cash flow needs across our global operations.

Future Capital Requirements

We expect total capital expenditures in 2012 to range between $40 and $45 million. Approximately 70% of these expected capital expenditures are to support growth in our business and 30% relates to the maintenance for existing assets. The anticipated level of 2012 capital expenditures is primarily dependent upon new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technological infrastructure.

We may consider restructurings, dispositions, mergers, acquisitions and other similar transactions. Such transactions could include the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption, or refinancing of indebtedness and could be material to the consolidated financial condition and consolidated results of our operations. Our capital expenditures requirements could also increase materially in the event of acquisitions or joint ventures. In addition, as of September 30, 2012, we were authorized to purchase an additional $26.5 million of common stock under our stock repurchase program (see Part II Item 2 of this Form 10-Q). The stock repurchase program does not have an expiration date.

The launch of large client contracts may result in short-term negative working capital because of the time period between incurring the costs for training and launching the program and the beginning of the accounts receivable collection process. As a result, periodically we may generate negative cash flows from operating activities.

Debt Instruments and Related Covenants

We discuss debt instruments and related covenants in Note 13 of the Notes to the Consolidated Financial Statements in our 2011 Annual Report on Form 10–K. As of September 30, 2012, we were in compliance with all covenants under the Credit Agreement and had approximately $407.6 million in available borrowing capacity. We had $88.0 million of outstanding borrowings and $4.4 million of letters of credit outstanding under our Credit Agreement as of September 30, 2012. Based upon average outstanding borrowings during the three and nine months ended September 30, 2012, interest accrued at a rate of approximately 1.6% and 1.5% per annum, respectively.

Client Concentration

Our five largest clients accounted for 39.8% and 36.4% of our consolidated revenue for the three months ended September 30, 2012 and 2011, respectively. Our five largest clients accounted for 38.1% and 37.7% of our consolidated revenue for the nine months ended September 30, 2012 and 2011, respectively. We have experienced long-term relationships with our top five clients, ranging from five to 16 years, with the majority of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long–term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

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

Interest Rate Risk

We entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of September 30, 2012, we had $88.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three and nine months ended September 30, 2012, interest accrued at a rate of approximately 1.6% and 1.5% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points during the quarter, there would not have been a material impact to our consolidated financial position or results of operations.

The Company’s interest rate swap arrangements as of September 30, 2012 and December 31, 2011 were as follows:

	Notional Amount	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date
As of September 30, 2012	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

As of December 31, 2011	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Foreign Currency Risk

Our subsidiaries in Argentina, Canada, Costa Rica, Mexico, and the Philippines use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the nine months ended September 30, 2012 and 2011, revenue associated with this foreign exchange risk was 37% and 35% of our consolidated revenue, respectively.

In order to mitigate the risk of these non-functional foreign currencies weakening against the functional currency of the servicing subsidiaries, which thereby decreases the economic benefit of performing work in these countries, we may hedge a portion, though not 100%, of the projected foreign currency exposure related to client programs served from these foreign countries through our cash flow hedging program. While our hedging strategy can protect us from adverse changes in foreign currency rates in the short term, an overall weakening of the non-functional foreign currencies would adversely impact margins in the segments of these client programs over the long term.

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

Our cash flow hedging instruments as of September 30, 2012 and December 31, 2011 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

As of September 30, 2012	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in the Next 12 Months	Contracts Maturing Through
Canadian Dollar	11,500	$11,072		71.7%	March 2014
Philippine Peso	9,290,000	210,767	(1)	47.7%	December 2015
Mexican Peso (Forwards)	1,166,500	83,721		40.9%	December 2015
Mexican Peso (Collars)	35,075	3,000	(3)	100.0%	December 2012
British Pound Sterling	4,839	7,611	(2)	57.5%	June 2014
New Zealand Dollars	595	450		100.0%	June 2013
		$316,621

As of December 31, 2011	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	25,750	$25,137
Costa Rican Colon	2,000,000	3,874
Philippine Peso	13,304,000	301,361	(1)
Mexican Peso (Forwards)	1,081,000	80,735
Mexican Peso (Collars)	140,298	12,000	(4)
British Pound Sterling	8,808	13,822	(2)
		$436,929

(1)                Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on September 30, 2012 and December 31, 2011.

(2)                Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on September 30, 2012 and December 31, 2011.

(3)                The Mexican peso collars include call options with a floor total of MXN 35.1 million and put options with a cap total of MXN (41.6 million) as of September 30, 2012.

(4)                The Mexican peso collars include call options with a floor total of MXN 140.3 million and put options with a cap total of MXN (157.0 million) as of December 31, 2011.

The fair value of our cash flow hedges at September 30, 2012 was (assets/(liabilities)) (amounts in thousands):

	September 30, 2012	Maturing in the Next 12 Months
Canadian Dollar	$562	$479
Philippine Peso	10,784	5,815
Mexican Peso	3,761	1,919
British Pound Sterling	204	154
New Zealand Dollar	40	40
	$15,351	$8,407

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The decrease in fair value largely reflects the recent global economic conditions which resulted in high foreign exchange volatility and a broad strengthening in the U.S. dollar.

We recorded a net gain of approximately $2.0 million and $9.1 million for settled cash flow hedge contracts and the related premiums for the nine months ended September 30, 2012 and 2011, respectively. These gains were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income. If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Note 6 of the Notes to Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the nine months ended September 30, 2012 and 2011, approximately 29% and 33%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. dollar. Our results from operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in debt or equity securities as of September 30, 2012.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012 to provide such reasonable assurance.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In 2009, the municipality of Sao Paolo, Brazil assessed our Brazilian subsidiary a services tax on certain equipment rental income earned in 2004 and 2005. In March 2011, our Brazilian subsidiary filed a tax annulment action in the Sao Paolo municipal court to challenge the assessment of services taxes on rental income. Further, in order to halt the possibility of any further interest being charged against the alleged due tax assessments, our Brazilian subsidiary gave a bank guarantee of 6.9 million Brazilian reais (approximately $4.1 million USD) in the first quarter of 2012. In the second quarter of 2012, the Sao Paolo municipal court issued a ruling in favor of Sao Paolo on this tax annulment action, which ruling our Brazilian subsidiary has challenged. Our Brazilian subsidiary filed this challenge in the state court of Sao Paolo which is not bound by the decision of the Sao Paolo municipal court and where a ruling is not expected for the next one to two years. Based on an opinion received from legal counsel in Brazil, the Company believes that (i) the ruling issued by the Sao Paolo municipal court was incorrect and in contravention of a Brazil Supreme Court ruling concerning the invalidity of services taxes on rental income, (ii) the Brazilian subsidiary has valid defenses against the assessed services taxes and (iii) that payment of these services taxes is not probable. Accordingly, we have not recorded an expense in the nine months ended September 30, 2012 for the Sao Paolo services tax assessment.

On October 12, 2012, David Calkins filed an amended class action complaint in the Superior Court of the State of California, County of Santa Clara, against TeleTech Services Corp. and Google Inc. (“Google”), as co-defendants. The action alleges that the defendants violated California Penal Code Section 632 by recording telephone calls made on behalf of Google to residents in California without disclosing that the calls might be recorded. The plaintiff seeks class certification, cash statutory damages and attorney fees. Pursuant to our agreement with Google, Google has made a claim for full indemnification from the Company for all expenses incurred by Google in connection with the lawsuit. The ultimate outcome of this litigation, and consequently, an estimate of the possible loss, if any, related to this litigation, cannot reasonably be determined at this time. The Company intends to vigorously defend itself in these proceedings.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors as previously reported in our 2011 Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Following is the detail of the issuer purchases made during the quarter ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)[1]
June 30, 2012				$15,931
July 1, 2012 - July 31, 2012	56,500	$15.87	56,500	$15,035
August 1, 2012 - August 31, 2012	831,100	$16.34	831,100	$26,452
September 1, 2012 - September 30, 2012	-	$-	-	$26,452
Total	887,600		887,600

(1)

In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in August 2012, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through September 30, 2012, the Board has authorized the repurchase of shares up to a total value of $512.3 million, of which we have purchased 35.7 million shares on the open market for $485.8 million. As of September 30, 2012 the remaining amount authorized for repurchases under the program was approximately $26.5 million. The stock repurchase program does not have an expiration date.

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

*    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the nine months ended September 30, 2012 (unaudited), and (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC.
(Registrant)

Date: November 7, 2012	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: November 7, 2012	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the nine months ended September 30, 2012 (unaudited), and (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.