Form 10-K
period 2012-12-31
TELETECH HOLDINGS INC
filed 2013-02-26
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________

Form 10-K

________________________________

(Mark One)

☑                                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐                                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission File Number: 001-11919

________________________________

TeleTech Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1291044
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9197 South Peoria Street

Englewood, Colorado 80112

(Address of principal executive offices)

Registrant’s telephone number, including area code:

(303) 397-8100

________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, there were 54,555,105 shares of the registrant’s common stock outstanding. The aggregate market value of the registrant’s voting and non-voting common stock that was held by non-affiliates on such date was $352,854,512 based on the closing sale price of the registrant’s common stock on such date as reported on the NASDAQ Global Select Market.

As of February 21, 2013, there were 52,359,204 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference to the proxy statement for the registrant’s 2013 annual meeting of stockholders.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

DECEMBER 31, 2012 FORM 10-K

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

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-K and the information incorporated by reference contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. All projections and statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “project,” “would,” “could,” “should,” “seeks,” or “scheduled to” and other words and phrases of similar meaning. We intend the forward-looking statements throughout this Form 10-K and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. Important risks, uncertainties and other factors that could cause the actual results to materially differ from those contemplated by the forward-looking statements include but are not limited to:

•	U.S. and global economic conditions;

•	our ability to develop new clients and retain existing clients;

•	the impact of client consolidations;

•	geographic concentration of our business activities;

•	unauthorized disclosure of sensitive or confidential client and customer data;

•	fluctuations in customer demand and our capacity utilization;

•	service interruptions, security threats or other disruptions at our facilities relating to our computer and telecommunications equipment and software systems;

•	negotiated provisions in our contracts, including fee structures, early termination provisions and increased costs;

•	compliance with credit facility covenant restrictions, and our ability to obtain financing and manage counterparty credit risks from financial institutions;

•	risks associated with conducting business operations in foreign countries;

•	fluctuations in foreign currency exchange rates;

•	compliance with laws and the impact of pending legislation and regulations or changes in existing federal, state, local or foreign laws and regulations;

•	our ability to maintain and improve the cost efficiency of our operations, including labor costs;

•	intense competition in the business process outsourcing industry;

•	disruptions in the supply chain of the Customer Technology Services segment;

•	our ability to develop and protect our intellectual property and contractual rights and avoid infringement;

ii

•	our ability to attract and retain personnel;

•	our ability to grow our operations and the integration of businesses acquired through joint ventures or acquisitions;

•	the effects of a natural disaster, terrorist attack, health epidemic or other emergencies;

•	ownership by our senior management of a majority of our common stock;

•	failures of our controls and procedures and internal controls over financial reporting; and

•

other risks and uncertainties affecting our business described under the captions Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K, in our other SEC filings and in our press releases.

The forward-looking information is based on information available as of the date of this Form 10-K and on numerous assumptions and developments that are not within our control. Although we believe these forward-looking statements are reasonable, we cannot assure you they will turn out to be correct. We assume no obligation to update any forward-looking statements to reflect actual results, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

AVAILABILITY OF INFORMATION

You may read and copy any materials TeleTech Holdings, Inc. (“TeleTech”) files with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such materials also can be obtained at the SEC’s website, www.sec.gov or by mail from the Public Reference Room of the SEC, at the proscribed rates.  Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. TeleTech’s SEC filings are also available to the public, free of charge, on its corporate website, www.teletech.com, as soon as reasonably practicable after TeleTech electronically files such material with, or furnishes it to, the SEC.

iii

PART I

ITEM 1.  BUSINESS

Our Business

TeleTech is one of the largest and most geographically diverse global providers of technology-enabled, fully-integrated customer experience management solutions. We have a 30-year history of helping our clients maximize the value of their brand through the design and delivery of exceptional customer experiences. Our end-to-end offering originates with the design of data-rich customer-centric strategies. These customer-centric strategies are then enabled by a suite of technologies and world class operations that allow us to more effectively manage and grow the economic value of our client’s customer relationships.

We have developed deep vertical industry expertise and serve approximately 200 global clients in the automotive, broadband, communications, financial services, government, healthcare, logistics, media and entertainment, retail, technology and travel industries. We target customer-focused industry leaders in the Global 1000, which are the world’s largest companies based on market capitalization, due to their size, global reach and desire for a partner who can quickly and globally scale a suite of fully-integrated services. We typically enter into long-term relationships which provide us with a more predictable revenue stream. Our relationships with our top five clients have ranged from six to 17 years with the majority of these clients having completed multiple contract renewals with us.

We were founded in 1982 and reorganized as a Delaware corporation in 1994. We completed an initial public offering of our common stock in 1996 and since then have grown our annual revenue from $183 million to $1,163 million, representing a compounded annual growth rate (“CAGR”) of 12.3%.

To further improve our competitive position and stay ahead of a rapidly changing market for our services, we continue to invest in new growth areas. We believe our commitment to innovation will enable us to remain strategically relevant to our clients and to grow and diversify our revenue into higher margin, more technology-enabled services. Of the $1,163 million in revenue we reported in 2012, approximately 21% or $239.2 million came from customer-centric strategy, growth or technology-based services with the remainder coming from our traditional customer management services.

We believe our track record of innovation, operational excellence, financial strength and ability to deliver on the business goals of our clients represent our strongest competitive advantages and have been significant contributors to our client retention rate of 92% in 2012.

Our solid balance sheet, cash flows from operations and access to capital markets have provided us the financial flexibility to fund our organic growth, strategic acquisitions and our ongoing stock repurchase program.

As a means of executing our strategy to expand our operating segments, we have in the past and may in the future acquire additional companies, products or technologies. During 2012, we made four acquisitions including OnState Communications Corporation (“OnState”) in January, iKnowtion LLC (“iKnowtion”) in February, Guidon Performance Solutions (“Guidon”) in October and Technology Solutions Group, Inc. (“TSG”) in December. We have included the financial results of the business combinations in our consolidated results of operations beginning on the respective acquisition dates, however, the impact of these acquisitions was not material to our consolidated balance sheets and results of operations. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information regarding our acquisitions.

As part of our previously announced decision to exit certain underperforming markets and programs, we ceased operations in Spain as of July 31, 2012. The termination of these operations resulted in total pre-tax restructuring and asset impairment charges of $15.5 million during 2012.

As of December 31, 2012, we had $164.5 million in cash and cash equivalents and a debt to capitalization ratio of 19.3%. During 2012, we generated $66.4 million in free cash flow and our cash flow from operations in combination with borrowings under our revolving credit facility enabled us to fund $40.5 million in capital expenditures along with $81.2 million in stock repurchases. Approximately 60% of our capital expenditures were related to the growth of our business with the remaining 40% used for maintenance of our embedded infrastructure and internal technology systems. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of free cash flow.

We continue to return capital to our shareholders via an ongoing stock repurchase program which was initially authorized by our Board of Directors in November 2001. The Board periodically authorizes additional increases to the program. As of December 31, 2012, the cumulative authorized repurchase allowance was $537.3 million, of which we repurchased 37.2 million shares for $511.9 million. As of December 31, 2012, the remaining allowance under the program was approximately $25.4 million. For the period from January 1, 2013 through February 21, 2013, we have not purchased any additional shares. The stock repurchase program does not have an expiration date.

Our Market Opportunity

We believe that our revenue will grow over the long-term as global demand for our services is fueled by the following trends:

•

Increasing focus on the customer experience to sustain competitive advantage. The ability to sustain a competitive advantage based on price or product differentiation has significantly narrowed given the speed of technological innovation. As customers become more connected and widely broadcast their experiences across a variety of social networking channels, the quality of the experience is having a profound impact on brand loyalty and business performance. We believe customers are increasingly shaping their attitudes, behaviors and willingness to recommend or stay with a brand on the totality of their experience, including not only the superiority of the product or service but more importantly on the quality of their ongoing service interactions. Given the strong correlation between high customer satisfaction and improved profitability, we believe more companies are increasingly focused on selecting third-party partners, such as TeleTech, who can deliver a data-driven, fully-integrated solution that increases the lifetime value of each customer relationship versus merely reducing costs.

•

Increasing percentage of companies consolidating their customer experience requirements with the most capable partners who can deliver measurable business outcomes by offering a fully-integrated, technology-rich solution. The proliferation of mobile communication technologies and devices along with customers’ increased access to information and heightened expectations are driving the need for companies to implement enabling technologies that ensure customers have the best experience regardless of the device, location or media they chose. These two-way interactions need to be received or delivered seamlessly via the customer channel of choice and include voice, email, chat, SMS text, intelligent self serve, virtual agents and the social web. We believe companies will continue to consolidate to third-party partners, such as TeleTech, who have demonstrated expertise in increasing brand value by delivering a holistic, fully-integrated customer-centric solution that spans strategy to execution versus the time, expense and often failed returns resulting from linking together a series of point solutions from different providers.

•

Focus on speed-to-market by companies launching new products or entering new geographic locations. As companies broaden their product offerings and seek to enter new emerging markets, they are looking for partners that can provide speed-to-market while reducing their capital and operating risk. To achieve these benefits, companies select us because of our extensive operating history, established global footprint, financial strength to invest in ongoing technological innovation and the ability to quickly scale infrastructure and large, complex business processes around the globe in a short period of time while assuring a high-quality experience for their customers.

Our Future Growth Strategy

We aim to grow our revenue and profitability by focusing on higher margin, technology-enabled services that drive a superior customer experience. To that end we plan to:

•	Accelerate investment in both vertical sales leadership and our technology-enabled services and platforms;

•	Build deeper, more strategic relationships with existing global clients to drive enduring, transformational change within their organizations;

•	Pursue new clients who lead their respective industries and who are committed to the customer experience as a differentiator;

•	Target additional, accretive acquisitions that further complement and expand our integrated solution; and

•	Build on our heritage of technology innovation through the creation of proprietary new intellectual property and bring new capabilities to the market that previously did not exist.

As we further develop and scale our strategic business segments, we are continually evaluating ways to maximize stockholder value, which could include, among other things, the sale, merger or spin-off of equity interests in our subsidiaries or the disposition of business units, in whole or in part.

Our Business Segments

Beginning in the first quarter of 2012 we aligned our operations around the following four business segments to more closely reflect our organizational structure as well as our expanding suite of customer experience management solutions.

Based on the requirements of our clients, we provide our services both on a fully-integrated and discrete basis.

Design – Customer Strategy Services

We typically begin by engaging our clients at a strategic level. Through our data-driven management consulting expertise we help our clients design and build their customer experience strategies. We improve our clients’ ability to better understand and predict their customers’ behaviors and preferences along with their current and future economic value so that they can deploy resources to achieve the greatest return. Using proprietary analytic models, we provide the insight clients need to build the business case for customer centricity, to better optimize their marketing spend and then work alongside them to help implement our recommendations. A key component of this practice involves instilling a high performance culture through a lean management framework. This process optimization capability enables the client to align and cascade the recommended initiatives to ensure accountability and transparency for the ultimate achievement and sustainability of future results.

Enable – Customer Technology Services

Once the design of the customer experience is completed, our ability to architect, deploy and host or manage the client’s customer management environments becomes a key enabler to achieving and sustaining the client’s customer experience vision. Given the proliferation of mobile communication technologies and devices, we enable our clients’ operations to interact with their customers across the growing array of channels including email, social networks, mobile, web, SMS text, voice and chat. We design, implement and manage cloud, on-premise or hybrid customer management environments to deliver a consistent and superior experience across all touch points on a global scale that we believe result in higher quality, lower costs and reduced risk for our clients.

Manage – Customer Management Services

We redesign and manage clients’ front-to-back office processes to deliver just-in-time, personalized, multi-channel interactions. Our front-office solutions seamlessly integrate voice, chat, e-mail, ecommerce and social media to optimize the customer experience for our clients. In addition, we manage certain back-office processes for our clients to enhance their ability to obtain a customer-centric view of their relationships and maximize operating efficiencies. Our delivery of integrated business processes via our onshore, offshore or work-from-home associates reduces operating costs and allows customer needs to be met more quickly and efficiently, resulting in higher satisfaction, brand loyalty and a stronger competitive position for our clients.

Grow – Customer Growth Services

We offer fully integrated sales and marketing solutions to help our clients boost revenue in new, fragmented or underpenetrated business-to-consumer or business-to-business markets. We deliver approximately $1 billion in client revenue annually via the acquisition, growth and retention of customers through a combination of our highly trained, client-dedicated sales professionals and our proprietary Revana Analytic Multichannel PlatformTM. This platform continuously aggregates individual customer information across all channels into one holistic view so as to ensure more relevant and personalized communications. These communications are dynamically triggered to send the right message to the right customer at the right time via their preferred communication channel. The ability of our sales associates to be backed by a highly scalable, technology-enabled platform that delivers smarter, more targeted digital marketing messages over email, social networks, mobile, web, SMS text, voice and chat results in higher conversion rates at a lower overall cost for our clients.

Additional information with respect to our segments and geographic footprint is contained in Note 3 to the Notes to the Consolidated Financial Statements.

Our Competitive Strengths

As the complexity and pace of technological change required to deliver an exceptional multi-channel customer experience increases, we believe our clients select us for a number of reasons including our:

•

Industry reputation and our position as one of the largest and most financially sound industry partners with 30 years of expertise in delivering fully-integrated customer experience solutions designed to enable, manage and grow the value of every customer relationship;

•	Ability to deliver multi-channel, multi-modal solutions that meet the rapidly changing profile of the customer and their heightened expectations;

•	Ability to scale infrastructure and employees worldwide using globally deployed best practices to ensure a consistent, high-quality service;

•	Ability to optimize the performance of our workforce through proprietary hiring, training and performance optimization tools; and

•	Commitment to continued product and services innovation to further diversify our revenue and enhance the strategic capabilities of our clients.

We believe that our technological excellence, innovative human capital strategies and globally scaled and deployed best practices are key elements to our continued industry leadership.

Technological Excellence

We believe we were one of the first companies in our industry to migrate our technology platform to a secure, private, 100% internet protocol (“IP”) based infrastructure. This architecture has enabled us to centralize and standardize our worldwide delivery capabilities resulting in improved scalability and quality of delivery for our clients while lowering our capital and information technology (“IT”) operating costs.

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

Importantly, this platform has become the foundation for new, innovative offerings including TeleTech’s cloud-based offerings, TeleTech@Home and our suite of human capital solutions.

Our technology innovations have resulted in 10 issued intellectual property patents as well as 18 filed patent applications.

Innovative Human Capital Strategies

Our global employees are a crucial component to the success of our business. We have made significant investments in a proprietary suite of technologies, management methodologies and training processes in the areas of talent acquisition, learning services, knowledge management, workforce collaboration and performance optimization. These capabilities are the culmination of 30 years experience in managing large, global workforces combined with the latest technology, innovation and strategy in the field of human capital management. This capability has enabled us to deliver a consistent, scalable and flexible workforce that is highly engaged in achieving or exceeding our client’s business objectives.

Globally Deployed Best Operating Practices

Globally deployed best operating practices assure that we deliver a consistent, scalable, high-quality experience to our clients’ customers from any of our 50 delivery centers or work from home associates around the world. Standardized processes include our approach to attracting, screening, hiring, training, scheduling, evaluating, coaching and maximizing associate performance to meet our clients’ needs. We provide real-time reporting on performance across the globe to ensure consistency of delivery. In addition, this information provides valuable insight into what is driving customer inquiries, enabling us to proactively recommend process changes to our clients to optimize their customers’ experience.

With delivery centers in 16 countries, we believe this makes us one of the largest and most geographically diverse providers of customer experience solutions. We plan to selectively expand into other attractive delivery markets over time.

Of the 16 countries from which we provide customer experience solutions, 11 provide services for onshore clients including the U.S., Australia, Brazil, China, England, Germany, Ghana, New Zealand, Northern Ireland, Scotland and South Africa. The total number of workstations in these countries is 9,300, or 34% of our total delivery capacity.

The other five countries provide services, partially or entirely, for offshore clients including Argentina, Canada, Costa Rica, Mexico and the Philippines. The total number of workstations in these countries is 18,000, or 66% of our total delivery capacity.

See Item 1A. Risk Factors for a description of the risks associated with our foreign operations.

Clients

In 2012, one of our clients represented 10% of our total annual revenue. Our top five and ten clients represented 39% and 57% of total revenue in 2012, respectively. We have experienced long-term relationships with our top five clients, ranging from six to 17 years, with the majority of these clients having completed multiple contract renewals with us.

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

Competition

We compete primarily with the in-house customer experience management operations of our current and potential clients. We also compete with certain companies that provide business process outsourcing (“BPO”) services including: Accenture Ltd.; Convergys Corporation; Genpact Limited, Sykes Enterprises Incorporated, IBM and Teleperformance, among others.

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

Seasonality

Historically, we experience a seasonal increase in revenue in the fourth quarter related to higher volumes from clients primarily in retail and other industries with seasonal businesses. Also, our operating margins in the first quarter are impacted by higher payroll-related taxes predominantly in our U.S. workforce.

Employees

As of December 31, 2012, we had approximately 43,000 employees in 25 countries. Approximately 86% of these employees held full-time positions and 68% were located outside of the U.S. We have approximately 5,625 employees outside the U.S. and Canada covered by collective bargaining agreements. In most cases, the collective bargaining agreements are mandated under national labor laws. These collective bargaining agreements include employees in the following countries:

•

In Argentina, approximately 100 employees are covered by an industry-wide collective bargaining agreement with the Confederation of Commerce Employees that is scheduled to be renegotiated in April 2013;

•	In Brazil, approximately 1,200 employees are covered by industry-wide collective bargaining agreements with Sintratel and SintelMark that expire in December 2013;

•

In Mexico, we have approximately 3,950 employees covered by an industry-wide collective bargaining agreement with the Federacion Obrero Sindicalista that expired in January 2013 and is currently being re-negotiated;

•

In Australia, approximately 75 employees are covered by a collective agreement adopted by TeleTech International, Pty. Ltd. under the provisions of the Contract Call Centres Award 2010 which had a nominal expiry in August 2012, but which will continue in force until terminated in accordance with the provisions of the Fair Work Act 2009; and

•

In Ghana, approximately 300 employees are covered by a collective agreement adopted by TeleTech Customer Care Management (Ghana) Limited under the provisions of the Collective Agreement between TeleTech Customer Care Management Ghana Ltd. and Communication Workers Union of Ghana Trades Union Congress that expires in March 2014.

We anticipate that these agreements will be renewed and that any renewals will not impact us in a manner materially different from all other companies covered by such industry-wide agreements. We believe that our relations with our employees and unions are satisfactory. We have not experienced any material work stoppages in our ongoing business.

Intellectual Property and Proprietary Technology

Our success is partially dependent upon certain proprietary technologies and core intellectual property. We have a number of pending patent applications in the U.S. and foreign countries. Our technology is also protected under copyright laws. Additionally, we rely on trade secret protection and confidentiality and proprietary information agreements to protect our proprietary technology. We and our subsidiaries have trademarks or registered trademarks in the U.S. and other countries, including TELETECH®, the TELETECH GLOBE Design, TELETECH GIGAPOP®, TELETECH GLOBAL VENTURES®, HIREPOINT®, IDENTIFY!®, IDENTIFY! PLUS®, WORKBOOTH®, TOTAL DELIVERED VALUE®, YOUR CUSTOMER MANAGEMENT PARTNER®, REVANATM, 1TO1®, PEPPERS AND ROGERS GROUP®, ELOYALTY® and the ELOYALTY Design. We believe that several of our trademarks are of material importance. Some of our proprietary technology is licensed to others under corresponding license agreements. Some of our technology is licensed from others. While our competitive position could be affected by our ability to protect our intellectual property, we believe that we have generally taken commercially reasonable steps to protect our intellectual property.

Our Corporate Information

Our principal executive offices are located at 9197 South Peoria Street, Englewood, Colorado 80112 and the telephone number at that address is (303) 397-8100. Electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and any amendments to these reports are available free of charge by (i) visiting the “Investors” section of our website at http://www.teletech.com or (ii) sending a written request to Investor Relations at our corporate headquarters or to investor.relations@teletech.com. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Information on our website is not incorporated by reference into this report.

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

A large portion of our revenue is generated from a limited number of clients, and the loss of one or more of our clients could cause a reduction in our revenue and operating results

We rely on strategic, long-term relationships with large, global companies in targeted industries. As a result, we derive a substantial portion of our revenue from relatively few clients. Our five largest clients collectively represented 39% of revenue in 2012 and 37% of revenue in 2011. Our ten largest clients represented 57% of revenue in 2012 and 56% of revenue in 2011. We had one client that represented 10% of our revenue in 2012.

We believe that a substantial portion of our total revenue will continue to be derived from a relatively small number of our clients in the future. The contracts with our five largest clients expire between 2014 and 2016. We cannot provide any assurance that we will continue to renew any of these contracts or, if renewed, that new contracts will be on terms as favorable as the existing contracts. The volumes and profit margins of our most significant programs may decline and we may not be able to replace such clients or programs with clients or programs that generate comparable revenue and profits. The loss of all or part of a major client’s business could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Unauthorized disclosure of sensitive or confidential client and customer data could expose us to protracted and costly litigation, penalties and cause us to lose clients

We are dependent on IT networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our alliance partners and clients. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. We are also required at times to manage, utilize and store sensitive or confidential client or customer data. As a result, we are subject to numerous U.S. and foreign laws and regulations designed to protect this information, such as the European Union Directive on Data Protection and various U.S. federal and state laws governing the protection of health or other individually identifiable information. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines and/or criminal prosecution. Unauthorized access or disclosure of sensitive or confidential client or customer data, whether through systems failure, employee negligence, malfeasance, fraud, misappropriation, or other disruptions could damage our reputation and cause us to lose clients. Similarly, unauthorized access to, or destruction of, data through our information systems or those we develop for our clients, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation, business, financial condition, results of operations and cash flows.

Compliance with laws, including changes to such laws, could adversely affect our results of operations

Our businesses are subject to extensive regulation by federal, state, local and foreign authorities, primarily relating to confidential client and customer data and customer communications. Costs of compliance with federal, state, local and foreign existing and future regulations could adversely affect our cash flow and profitability.  If our businesses fail to comply with these regulations, we could be subject to civil or criminal liability, damages and fines.  In the U.S., some of our services must comply with various federal and state regulations regarding the method of placing outbound telephone calls. Lawsuits or enforcement actions by federal, state, local and/or foreign regulatory agencies may materially increase our costs. In addition, we could incur liability for failure to comply with laws or regulations related to the portions of our clients’ businesses that are transferred to us.

Our failure to deliver uninterrupted service to our clients could cause a reduction in our revenue and operating results

Our operations are dependent upon our ability to protect our facilities, computer and telecommunications equipment and software systems against damage or interruption from fire, power loss, terrorist or cyber attacks, sabotage, telecommunications interruption or failure, labor shortages, weather conditions, natural disasters and other similar events. Additionally, severe weather can cause our employees to miss work and interrupt the delivery of our services, resulting in a loss of revenue. In the event we experience a temporary or permanent interruption at one or more of our locations (including our corporate headquarters building), our business could be materially adversely affected and we may be required to pay contractual damages or face the suspension or loss of a client’s business. Further, the impacts associated with global climate change, such as rising sea levels or increased and intensified storm activity, may cause increased business interruptions or may require the relocation of our facilities located in low-lying coastal areas. The failure to deliver uninterrupted service to our clients could materially and adversely affect our financial position, results of operations and cash flows.

Our business could be negatively impacted by security threats and other disruptions

Major equipment failures, natural disasters, including severe weather, terrorist acts, cyber attacks or other breaches of network or information technology security that affect our wireline and GigaPOP networks, including transport facilities, communications switches, routers, or other equipment or third-party owned local and long-distance networks on which we rely, could have a material adverse effect on our operations. In addition to disrupting service and operations, these events could require significant resources and result in a loss of clients or impair our ability to attract new clients, which in turn could have a material adverse effect on our business, results of operations and financial condition.

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

However, because the majority of our business is inbound from our clients’ customer-initiated encounters, we have significantly higher utilization during peak (weekday) periods than during off-peak (night and weekend) periods. We have experienced periods of idle capacity, particularly in our multi-client delivery centers. Historically, we experience idle peak period capacity upon opening a new delivery center or termination or completion of a large client program. We can provide no assurance that we will be able to achieve or maintain desired delivery center capacity utilization. As a result of the fixed costs associated with each delivery center, quarterly variations in client volumes, many of which are outside our control, can have a material adverse effect on our utilization rates. If our utilization rates are below expectations in any given period, our financial condition, results of operations and cash flows for that period could be adversely affected.

Many of our contracts utilize performance pricing that link some of our fees to the attainment of various performance criteria, which could increase the variability of our revenue and operating margin

A majority of our contracts include performance clauses that condition some of our fees on the achievement of agreed-upon performance criteria. These performance criteria can be complex and often depend in some measure on actual levels of business activity. If we fail to satisfy these criteria, it could reduce our revenue under the contracts and operating margin.

Our contracts provide for early termination, which could have a material adverse effect on our operating results and cash flows

Most of our contracts do not ensure that we will generate a minimum level of revenue and the profitability of each client program may fluctuate, sometimes significantly, throughout the various stages of a program. Our contracts generally enable the clients to terminate the contract or reduce customer interaction volumes. This could have a material adverse affect on our results of operations and cash flows if our larger contracts are terminated prior to the end of those contracts.

We may not be able to offset increased costs with increased service fees under long-term contracts

Some of our larger long-term contracts allow us to increase our service fees if and to the extent certain cost or price indices increase. The majority of our expenses are payroll and payroll-related, which includes healthcare costs. Over the past several years, payroll costs, including healthcare costs, have increased at a rate much greater than that of general cost or price indices. Increases in our service fees that are based upon increases in cost or price indices may not fully compensate us for increases in labor and other costs incurred in providing services. We can provide no assurance that we will be able to recover increases in our costs through increased service fees.

Our business and operating results may be adversely affected by risks associated with international operations and expansion

A component of our growth strategy is continued international expansion. There are risks inherent with conducting international business, including but not limited to:

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

Any one or more of these or other factors could have a material adverse effect on our international operations and, consequently, on our business, financial condition, results of operations and cash flow. We can provide no assurance that we will be able to manage our international operations successfully.

Our financial results may be adversely impacted by foreign currency exchange risk

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

While we enter into forward and option contracts (collars) to hedge against the effect of exchange rate fluctuations, the foreign exchange exposure between the contracting and operating subsidiaries is not hedged 100%. Since the operating subsidiary assumes the foreign exchange exposure, its operating margins could decrease if the operating subsidiary’s currency strengthens against the contracting subsidiary’s currency. For example, our operating subsidiaries are at risk if their functional currency strengthens against the contracting subsidiary’s currency (typically the U.S. dollar). If the U.S. dollar devalues against the operating subsidiaries’ functional currency, the financial results of those operating subsidiaries and TeleTech (upon consolidation) will be negatively affected. While our hedging strategy is structured to offset a portion of these foreign currency changes, we can provide no assurance that we will be able to continue to successfully hedge this foreign currency exchange risk or that the value of the U.S. dollar will not materially weaken. If we fail to manage our foreign currency exchange risk, our business, financial condition, results of operations and cash flows could be adversely affected.

We are subject to counterparty credit risk and market risk with respect to financial transactions with our financial institutions

The global economic and credit crisis weakened the creditworthiness of many financial institutions, and in some circumstances caused previously financially solvent financial institutions to file for bankruptcy.

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

We also have a revolving credit facility with a syndicate of financial institutions, and interest rate swaps with counterparty banks. We can provide no assurances as to the financial stability or viability of these financial and other institutions and their ability to fund their obligations when required under our agreements.

Our credit facility contains covenant restrictions that may limit our ability to operate our business

Our credit facility contains operating and financial restrictions and covenants that impose operating and financial restrictions on us and require us to meet certain financial tests. Complying with these covenant restrictions may limit our ability to engage in certain transactions or activities, including incurring additional indebtedness, making certain investments and capital expenditures, acquisitions, selling certain assets, stock repurchases, payment of existing obligations, or replenishment of cash reserves.

As a result of these covenant restrictions, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions.  In addition, the failure to comply with these covenants may result in a default under our credit facility. We can provide no assurance that we will be able to meet the financial covenants under our debt agreements or, in the event of noncompliance, will be able to obtain waivers or amendments from the lenders. Upon the occurrence of such an event of default, the lenders under our credit facilities could elect to declare all amounts outstanding under such credit facilities, together with accrued interest, to be immediately due and payable. If the lenders accelerate the payment of the indebtedness under our credit facilities, we cannot assure you that the assets securing such indebtedness would be sufficient to repay in full that indebtedness and our other indebtedness, which could have a material and adverse affect on our financial condition.

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements in which violations or changes could threaten our ability to continue to operate

Because we provide services to our clients’ customers, who reside in 90 countries, we are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, immigration, internal and disclosure control obligations, data privacy and labor relations. Violations of these regulations could result in liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations.

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

Closing or consolidating underutilized delivery centers can adversely impact our results of operations

From time to time we may consolidate or close underutilized or under-performing delivery centers in order to maintain or improve targeted utilization and margins. In the event we close delivery centers in the future, we may be required to record restructuring or impairment charges, which could adversely impact our results of operations.

Our financial results and projections may be impacted by our ability to maintain and find new locations for our delivery centers in countries with stable wage rates

Our industry is labor-intensive and the majority of our operating costs relate to wages, employee benefits and employment taxes. As a result, our future growth is dependent upon our ability to find cost-effective locations in which to operate, both domestically and internationally. Some of our delivery centers are located in countries that have experienced rising standards of living, which may in turn require us to increase employee wages. In addition, approximately 5,625 employees outside the U.S. are covered by collective bargaining agreements. Although we anticipate that the terms of agreements will not impact us in a manner materially different than other companies located in these countries, we may not be able to pass increased labor costs on to our clients. We can provide no assurance that we will be able to find cost-effective locations. Any increases in labor costs may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We depend on our senior management and key personnel and we may have difficulty attracting and retaining qualified professionals

Our future operating results depend to a large extent upon the continued contributions of key senior managers and personnel. In addition, we are dependent on our ability to attract, train, retain and motivate highly skilled employees. However, there is significant competition for employees with the requisite level of experience and qualifications. If we cannot attract, train, retain and motivate qualified personnel, we may be unable to compete effectively and our growth may be limited, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

If we fail to recruit, hire, train and retain key qualified employees, our business will be adversely affected

Our business is labor intensive and places significant importance on our ability to recruit, train, and retain qualified personnel. Demand for qualified management and technical professionals conversant in multiple languages, including English, and/or certain technologies may exceed supply, as new and additional skills are required to keep pace with evolving technologies. We generally experience high employee turnover and are continuously required to recruit and train replacement personnel as a result of a changing and expanding work force. In addition, certain delivery centers are located in geographic areas with relatively low unemployment rates, which could make it more costly to hire qualified personnel. Our ability to locate and train employees is critical to achieving our growth objective. Our inability to attract and retain qualified personnel or an increase in wages or other costs of attracting, training, or retaining qualified personnel could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The customer experience markets are highly competitive, and we might not be able to compete effectively which could adversely affect our financial condition and results of operations

Our ability to compete depends on a number of factors, including our ability to:

•	Initiate, develop and maintain new client relationships;

•	Maintain and expand existing client programs;

•	Staff and equip suitable delivery center facilities in a timely manner;

•	Differentiate our services from our competitors through the use of technologies and products that are not outdated or obsolete; and

•	Develop new solutions and enhance existing solutions we provide to our clients.

Moreover, we compete with a variety of companies with respect to our offerings, including:

•	Large multinational providers, including the service arms of large global technology providers;

•	Offshore service providers in lower-cost locations that offer services similar to those we offer, often at highly competitive prices;

•	Niche solution or service providers that compete with us in a specific geographic market, industry segment or service area; and

•	Most importantly, the in-house operations of clients or potential clients.

Because our primary competitors are the in-house operations of existing or potential clients, our performance and growth could be adversely affected if our existing or potential clients decide to provide in-house customer experience services they currently outsource, or retain or increase their in-house customer experience services and product support capabilities.  In addition, competitive pressures from current or future competitors also could cause our services to lose market acceptance or put downward pressure on the prices we charge for our services and on our operating margins. If we are unable to provide our clients with superior services and solutions at competitive prices, our business, financial condition, results of operations and cash flows could be adversely affected.

We may not be able to develop our services and solutions in response to changes in technology and client demand which could adversely affect our financial condition and results of operations

Our success depends on our ability to develop and implement systems technology and outsourcing services and solutions that anticipate and respond to rapid and continuing changes in technology, industry developments and client needs. Our continued growth and future profitability will be highly dependent on a number of factors, including our ability to develop new technologies that:

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

Disruption to the Company’s supply chain for the Customer Technology Services segment could adversely affect our business

Damage or disruption to the suppliers for the Company’s Customer Technology Services segment or to the Company’s distribution capabilities due to weather, natural disaster, fire, terrorism, pandemic, strikes, or other reasons could impair the Customer Technology Services Segment’s ability to sell its products and services. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, could adversely affect our business or financial results.

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

Difficulties in protecting or enforcing our intellectual property and contractual rights may have an adverse affect business and operations

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

If we fail to integrate businesses and assets that we may acquire through joint ventures or acquisitions, we may lose clients and our liquidity, capital resources and profitability may be adversely affected

We may pursue strategic acquisitions of companies or strategic alliances in the form of joint ventures and partnerships to obtain services, technologies, industry specializations, or geographic coverage that extend or complement our existing business. Acquisitions and joint ventures often involve a number of special risks, including the following:

•	We may encounter difficulties integrating acquired software, operations and personnel and our management’s attention could be diverted from other business concerns;

•	We may not be able to successfully incorporate acquired technology and rights into our service offerings and maintain uniform standards, controls, procedures and policies;

•

The businesses or assets we acquire may fail to achieve the revenue and earnings we anticipated, causing us to incur additional debt to fund operations and to impair the assets recorded through our acquisitions;

•	We may assume liabilities associated with the sale of the acquired company’s products or services;

•	We may face operational or other limitations on integrating businesses if we do not have a majority or controlling position;

•

Our resources may be diverted in asserting and defending our legal rights or in disputes with contract counterparties, and we may ultimately be liable for contingent and other liabilities, not previously disclosed to us, of the companies that we acquire;

•	Acquisitions may disrupt our ongoing business and dilute our ownership interest;

•	Acquisitions may result in litigation from sellers, former employees or third parties; and

•	Due diligence may fail to identify significant issues with product quality, product architecture, ownership rights and legal contingencies, among other matters.

Any of the factors identified above could have a material adverse effect on our returns on invested capital, our business and on the market value of our common stock.

The growth of our operations could strain our resources and cause our business to suffer

We have made and may continue to plan and execute acquisitions and take other actions to grow our business.  We can provide no assurance that such actions will be undertaken or completed in their entirety as planned.  In addition to the challenges and risks relating to the integration of the acquired businesses, products, or technologies, potential future growth and the diversion of management’s time and resources will continue to place a strain on our management systems, infrastructure and resources. We expect that we will need to continually evaluate and maintain our financial and managerial controls, reporting systems and procedures. We will also need to expand, train and manage our workforce worldwide.  We can provide no assurances that we will manage acquisitions successfully.  Future acquisitions could cause us to issue dilutive equity or incur debt, contingent liabilities, additional amortization charges from intangible assets, asset impairment charges, or impairment charges for in-process research and development and other indefinite-lived intangible assets that could adversely affect our business, financial condition, results of operations and cash flows.

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

Our Chairman and Chief Executive Officer has control over all matters requiring action by our stockholders

Kenneth D. Tuchman, our Chairman and Chief Executive Officer, beneficially owns approximately 60.5% of our common stock. As a result, Mr. Tuchman could exercise control over all matters requiring action by our stockholders, including the election of our entire Board of Directors. Therefore, a change in control of our company could not be effected without his approval.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have not received written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2012 fiscal year that remain unresolved.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in Englewood, Colorado, which consists of approximately 264,000 square feet of owned office space. In addition to our headquarters and the delivery centers used by our Customer Management Services and Customer Growth Services segments discussed below, we also have small sales and consulting offices in several countries around the world which service our Customer Technology Services and Customer Strategy Services segments.

As of December 31, 2012, excluding delivery centers we have exited, we operated 50 delivery centers that are classified as follows:

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

As of December 31, 2012, our delivery centers were located in the following countries:

	Multi-Client Centers	Dedicated Centers	Managed Centers	Total Number of Delivery Centers
Argentina	-	-	2	2
Australia	2	1	-	3
Brazil	1	-	-	1
Canada	2	-	1	3
China	-	-	1	1
Costa Rica	1	-	-	1
England	-	-	1	1
Germany	-	-	1	1
Ghana	1	-	-	1
Mexico	3	-	-	3
New Zealand	1	-	-	1
Northern Ireland	1	-	-	1
Philippines	13	-	-	13
Scotland	-	1	1	2
South Africa	-	-	1	1
United States of America	8	3	4	15
Total	33	5	12	50

The leases for our delivery centers have remaining terms ranging from one to seven years and generally contain renewal options, with the exception of one center which we have subleased through the lease completion in 2021. We believe that our existing delivery centers are suitable and adequate for our current operations, and we have plans to build additional centers to accommodate future business.

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

In 2009, the municipality of Sao Paulo, Brazil assessed our Brazilian subsidiary a services tax on certain equipment rental income earned in 2004 and 2005. In March 2011, our Brazilian subsidiary filed a tax annulment action in the Sao Paulo municipal court to challenge the assessment of services taxes on rental income. Further, in order to halt the possibility of any further interest being charged against the alleged due tax assessments, our Brazilian subsidiary gave a bank guarantee of 6.9 million Brazilian reais (approximately $3.5 million USD) as of December 31, 2012. In the second quarter of 2012, the Sao Paulo municipal court issued a ruling in favor of Sao Paulo on this tax annulment action, which ruling our Brazilian subsidiary has challenged. Our Brazilian subsidiary filed this challenge in the state court of Sao Paulo which is not bound by the decision of the Sao Paulo municipal court and where a ruling is not expected for the next one to two years. Based on an opinion received from legal counsel in Brazil, the Company believes that (i) the ruling issued by the Sao Paulo municipal court was incorrect and in contravention of a Brazil Supreme Court ruling concerning the invalidity of services taxes on rental income, (ii) the Brazilian subsidiary has valid defenses against the assessed services taxes and (iii) that payment of these services taxes is not probable. Accordingly, we have not recorded an expense in the year ended December 31, 2012 for the Sao Paulo services tax assessment.

On October 12, 2012, an amended class action complaint was filed in the Superior Court of the State of California, County of Santa Clara, against TeleTech Services Corp. and Google Inc. (“Google”), as co-defendants. The action alleges that the defendants violated California Penal Code Section 632 by recording telephone calls made on behalf of Google to residents in California without disclosing that the calls might be recorded. The plaintiff seeks class certification, cash statutory damages and attorney fees. Pursuant to the Company’s agreement with Google, Google has made a claim for full indemnification from the Company for all expenses incurred by Google in connection with the lawsuit. The ultimate outcome of this litigation, and consequently, an estimate of the possible loss, if any, related to this litigation, cannot reasonably be determined at this time. The Company intends to vigorously defend itself in these proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TTEC.” The following table sets forth the range of the high and low sales prices per share of the common stock for the quarters indicated as reported on the NASDAQ Global Select Market:

	High	Low
Fourth Quarter 2012	$18.21	$15.30
Third Quarter 2012	$18.03	$15.50
Second Quarter 2012	$16.81	$14.04
First Quarter 2012	$18.23	$14.74

Fourth Quarter 2011	$18.66	$14.10
Third Quarter 2011	$22.39	$14.18
Second Quarter 2011	$21.15	$17.31
First Quarter 2011	$23.46	$17.80

As of December 31, 2012, we had approximately 317 holders of record of our common stock. We have never declared or paid any dividends on our common stock and we do not expect to do so in the foreseeable future.

Stock Repurchase Program

The Company has a stock repurchase program which was initially authorized by the Company’s Board of Directors in November 2001. The Board periodically authorizes additional increases to the program. As of December 31, 2012, the cumulative authorized repurchase allowance was $537.3 million, of which we have purchased 37.2 million shares for $511.9 million. As of December 31, 2012, the remaining allowance under the program was approximately $25.4 million. For the period from January 1, 2013 through February 21, 2013, we have not purchased any additional shares. The stock repurchase program does not have an expiration date.

Issuer Purchases of Equity Securities During the Fourth Quarter of 2012

The following table provides information about our repurchases of equity securities during the quarter ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands)
September 30, 2012				$26,452
October 1, 2012 - October 31, 2012	-	$-	-	$26,452
November 1, 2012 - November 30, 2012	804,073	$16.39	804,073	$13,276
December 1, 2012 - December 31, 2012	732,576	$17.55	732,576	$25,419
Total	1,536,649		1,536,649

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2012, the number of shares of our common stock to be issued upon exercise of outstanding options, RSUs, warrants and rights, the weighted-average exercise price of outstanding options, warrants and rights, and the number of securities available for future issuance under equity-based compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, RSUs, Warrants and Rights (a)		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	3,396,211	(1)	$13.16	(2)	2,318,967

Equity compensation plans not approved by security holders	-		$-		-

Total	3,396,211				2,318,967

(1)                Includes options to purchase 1,310,699 shares and 2,085,512 RSUs issued under our equity incentive plans.

(2)                Weighted average exercise price of outstanding stock options; excludes RSUs, which have no exercise price.

Stock Performance Graph

The graph depicted below compares the performance of TeleTech common stock with the performance of the NASDAQ Composite Index; the Russell 2000 Index; and customized peer group over the period beginning on December 31, 2007 and ending on December 31, 2012. We have chosen a “Peer Group” composed of Convergys Corporation (NYSE: CVG), Genpact Limited (NYSE: G), Sykes Enterprises, Incorporated (NASDAQ: SYKE) and Teleperformance (NYSE Euronext: RCF). We believe that the companies in the Peer Group are relevant to our current business model, market capitalization and position in the overall BPO industry.

The graph assumes that $100 was invested on December 31, 2007 in our common stock and in each comparison index, and that all dividends were reinvested. We have not declared any dividends on our common stock. Stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among TeleTech Holdings, Inc., The NASDAQ Composite Index,

The Russell 2000 Index, And A Peer Group

	December 31,
	2007	2008	2009	2010	2011	2012
TeleTech Holdings, Inc.	$100	$39	$94	$97	$76	$84
NASDAQ Composite	$100	$59	$82	$97	$99	$111
Russell 2000	$100	$66	$84	$107	$102	$119
Peer Group	$100	$59	$90	$93	$82	$104

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the related notes appearing elsewhere in this Form 10-K (amounts in thousands except per share amounts).

	Year Ended December 31,
	2012		2011		2010		2009		2008
Statement of Operations Data
Revenue	$1,162,981	(1)	$1,179,388	(5)	$1,094,906		$1,167,915		$1,400,147
Cost of services	(834,803)		(848,362)		(789,697)		(820,517)		(1,024,451)	(13)
Selling, general and administrative	(182,634)		(188,802)		(165,812)		(180,039)		(199,495)
Depreciation and amortization	(41,166)		(44,889)		(50,218)		(56,991)		(59,166)
Other operating expenses	(25,833)	(2)	(3,881)	(6)	(15,434)	(9)	(9,659)	(12)	(8,077)	(14)
Income from operations	78,545		93,454		73,745		100,709		108,958
Other income (expense)	(4,683)		(1,900)		8,224	(10)	2,334		(4,354)
Benefit from (provision for) income taxes	61	(3)	(13,279)	(7)	(28,431)	(11)	(27,477)		(27,269)	(15)
Noncontrolling interest	(3,908)		(4,101)		(3,664)		(3,812)		(3,588)
Net income attributable to TeleTech stockholders	$70,015		$74,174		$49,874		$71,754		$73,747

Weighted average shares outstanding
Basic	54,738		56,669		60,361		62,891		68,208
Diluted	55,540		57,963		61,792		64,238		69,578

Net income per share attributable to
TeleTech stockholders
Basic	$1.28		$1.31		$0.83		$1.14		$1.08
Diluted	$1.26		$1.28		$0.81		$1.12		$1.06

Balance Sheet Data
Total assets	$847,173	(4)	$746,978	(8)	$660,623		$640,167		$668,942
Total long-term liabilities	$175,431	(4)	$106,720	(8)	$33,554		$38,300		$127,949

(1)	Includes $8.9 million in revenue generated by OnState, iKnowtion and Guidon which were acquired in 2012.
(2)	Includes $22.5 million expense related to reductions in force, $0.4 million expense related to facilities exit charges, and $2.9 million expense related to the impairment of property and equipment.
(3)

Includes a $7.6 million benefit related to Australia and New Zealand Transfer Pricing Arrangements, a $1.4 million benefit from the release of uncertain tax positions, a $9.2 million benefit related to restructuring charges, a $1.9 benefit related to return to provision adjustments and $0.1 of expense related to other discrete items.

(4)

The Company spent $35.8 million, net of cash acquired of $3.7 million, in 2012 for the acquisitions of OnState, iKnowtion, Guidon, and TSG through an increase in borrowings on its line of credit. Upon acquisition of these companies, the Company acquired $65.6 million in assets and assumed $12.4 million in liabilities ($3.1 million in long-term liabilities). The Company also assumed a purchase price payable of $12.7 million related to these acquisitions. Of the $12.7 million purchase price payable, $10.8 million was included in long-term liabilities.

(5)	Includes $80.0 million in revenue generated by PRG and eLoyalty which were acquired in late 2010 and mid-2011, respectively.
(6)	Includes $3.6 million expense related to reductions in force, $0.1 million expense related to facilities exit charges, and $0.2 million expense related to the impairment of property and equipment.

(7)

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

(8)

The Company spent $38.0 million for the acquisition of eLoyalty through an increase in borrowings on its line of credit. Upon acquisition of eLoyalty, the Company acquired $64.1 million in assets and assumed $26.1 million in liabilities ($22.7 million in long-term liabilities).

(9)	Includes $13.1 million expense related to reductions in force; $0.4 million expense related to facility exit charges; and a $2.0 million expense related to the impairment of property and equipment.
(10)	Includes a $5.9 million gain due to the settlement of a Newgen legal claim.
(11)

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

(12)

Includes $5.5 million expense related to reductions in force; $0.6 million expense related to facility exit charges; $1.0 million benefit related to the revised estimates of facility exit charges; and a $4.6 million expense related to the impairment of property and equipment.

(13)	Includes $14.6 million for costs incurred for the Company’s review of its equity-based compensation practices and restatement of the Consolidated Financial Statements.
(14)	Includes $3.2 million expense related to reductions in force; $2.8 million expense related to facility exit charges; and a $2.0 million expense related to the impairment of property and equipment.
(15)	Includes benefits due to the reversal of income tax valuation allowances of $3.9 million for the year 2008.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Executive Summary

TeleTech is one of the largest and most geographically diverse global providers of technology-enabled, fully-integrated customer experience management solutions. We have a 30-year history of helping our clients maximize the value of their brand through the design and delivery of exceptional customer experiences. Our end-to-end offering originates with the design of data-rich customer-centric strategies. These customer-centric strategies are then enabled by a suite of technologies and world class operations that allow us to more effectively manage and grow the economic value of our client’s customer relationships.

We have developed deep vertical industry expertise and serve approximately 200 global clients in the automotive, broadband, communications, financial services, government, healthcare, logistics, media and entertainment, retail, technology and travel industries. We target customer-focused industry leaders in the Global 1000, which are the world’s largest companies based on market capitalization, due to their size, global reach and desire for a partner who can quickly and globally scale a suite of fully-integrated services. We typically enter into long-term relationships which provide us with a more predictable revenue stream. Our relationships with our top five clients have ranged from six to 17 years with the majority of these clients having completed multiple contract renewals with us.

To further improve our competitive position and stay ahead of a rapidly changing market for our services, we continue to invest in new growth areas. We believe our commitment to innovation will enable us to remain strategically relevant to our clients and to grow and diversify our revenue into higher margin, more technology-enabled services. Of the $1,163 million in revenue we reported in 2012, approximately 21% or $239.2 million came from customer-centric strategy, growth or technology-based services with the remainder coming from our traditional customer management services.

We have historically experienced annual attrition of existing client programs of approximately 5% to 10% of our revenue for our Customer Management Services and Customer Growth Services segments. Attrition of existing client programs during 2012 and 2011 was 8% and 5%, respectively.

Beginning in the first quarter of 2012 we aligned our operations around the following four business segments to more closely reflect our organizational structure as well as our expanding suite of customer experience management solutions.

Based on the requirements of our clients, we provide our services both on a fully-integrated and discrete basis.

Design – Customer Strategy Services

We typically begin by engaging our clients at a strategic level. Through our data-driven management consulting expertise we help our clients design and build their customer experience strategies. We improve our clients’ ability to better understand and predict their customers’ behaviors and preferences along with their current and future economic value so that they can deploy resources to achieve the greatest return. Using proprietary analytic models, we provide the insight clients need to build the business case for customer centricity, to better optimize their marketing spend and then work alongside them to help implement our recommendations. A key component of this practice involves instilling a high performance culture through a lean management framework. This process optimization capability enables the client to align and cascade the recommended initiatives to ensure accountability and transparency for the ultimate achievement and sustainability of future results.

Enable – Customer Technology Services

Once the design of the customer experience is completed, our ability to architect, deploy and host or manage the client’s customer management environments becomes a key enabler to achieving and sustaining the client’s customer experience vision. Given the proliferation of mobile communication technologies and devices, we enable our clients’ operations to interact with their customers across the growing array of channels including email, social networks, mobile, web, SMS text, voice and chat. We design, implement and manage cloud, on-premise or hybrid customer management environments to deliver a consistent and superior experience across all touch points on a global scale that we believe result in higher quality, lower costs and reduced risk for our clients.

Manage – Customer Management Services

We redesign and manage clients’ front-to-back office processes to deliver just-in-time, personalized, multi-channel interactions. Our front-office solutions seamlessly integrate voice, chat, e-mail, ecommerce and social media to optimize the customer experience for our clients. In addition, we manage certain back-office processes for our clients to enhance their ability to obtain a customer-centric view of their relationships and maximize operating efficiencies. Our delivery of integrated business processes via our onshore, offshore or work-from-home associates reduces operating costs and allows customer needs to be met more quickly and efficiently, resulting in higher satisfaction, brand loyalty and a stronger competitive position for our clients.

Grow – Customer Growth Services

We offer fully integrated sales and marketing solutions to help our clients boost revenue in new, fragmented or underpenetrated business-to-consumer or business-to-business markets. We deliver approximately $1 billion in client revenue annually via the acquisition, growth and retention of customers through a combination of our highly trained, client-dedicated sales professionals and our proprietary Revana Analytic Multichannel PlatformTM. This platform continuously aggregates individual customer information across all channels into one holistic view so as to ensure more relevant and personalized communications. These communications are dynamically triggered to send the right message to the right customer at the right time via their preferred communication channel. The ability of our sales associates to be backed by a highly scalable, technology-enabled platform that delivers smarter, more targeted digital marketing messages over email, social networks, mobile, web, SMS text, voice and chat results in higher conversion rates at a lower overall cost for our clients.

See Note 3 to the Notes to the Consolidated Financial Statements for additional discussion regarding the preparation of our segment information.

Our 2012 Financial Results

In 2012, our revenue decreased 1.4% to $1,163 million over the 2011 year, which included a decrease of 1.3% or $14.8 million due to fluctuations in foreign currency rates. Revenue decreased $64.2 million related to the exit of unprofitable programs including our business in Spain, partially offset by the addition of 44 new clients and revenue from our acquisitions. Our 2012 income from operations decreased 16.0% to $78.5 million or 6.8% of revenue, from $93.5 million or 7.9% of revenue in 2011. Income from operations in 2012 included $22.9 million and $3.0 million of restructuring charges and asset impairments, respectively. Income from operations in 2011 included $3.7 million and $0.2 million of restructuring charges and impairments, respectively.

Our offshore delivery centers serve clients based both in North America and in other countries. Our offshore delivery capacity spans five countries with 18,000 workstations and currently represents 66% of our global delivery capabilities. Revenue from services provided in these offshore locations was $492 million and represented 47% of our total revenue for 2012, as compared to $518 million and 47% of our total revenue for 2011, with both years excluding revenue from the five acquisitions.

Our cash flow from operations and available credit allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows. At December 31, 2012, we had $164.5 million of cash and cash equivalents, total debt of $119.5 million, and a total debt to total capitalization ratio of 19.3%. During 2012, we repurchased 5.0 million shares of our common stock for $81.2 million under the stock repurchase program. Since inception of the program through December 31, 2012, the Board has authorized the repurchase of shares up to an aggregate value of $537.3 million, of which we have purchased 37.2 million shares for $511.9 million.

We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of December 31, 2012, the overall capacity utilization in our multi-client centers was 79%. The table below presents workstation data for our multi-client centers as of December 31, 2012 and 2011. Dedicated and Managed Centers (2,545 and 2,761 workstations, at December 31, 2012 and 2011, respectively) are excluded from the workstation data as unused workstations in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	December 31, 2012			December 31, 2011
	Total Production Workstations	In Use	% In Use	Total Production Workstations	In Use	% In Use

Multi-client centers
Sites open >1 year	23,403	18,602	79%	27,443	20,449	75%
Sites open <1 year	1,334	964	72%	1,604	327	20%
Total multi-client centers	24,737	19,566	79%	29,047	20,776	72%

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented. Below is a discussion of the policies that we believe may involve a high degree of judgment and complexity.

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

Revenue also consists of services for agent training, program launch, professional consulting, fully-hosted or managed technology and learning innovation. These service offerings may contain multiple element arrangements whereby we determine if those service offerings represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value and delivery or performance of the undelivered items is considered probable and substantially within our control. If those deliverables are determined to be separate units of accounting, revenue is recognized as services are provided. If those deliverables are not determined to be separate units of accounting, revenue for the delivered services are bundled into one unit of accounting and recognized over the life of the arrangement or at the time all services and deliverables have been delivered and satisfied. We allocate revenue to each of the deliverables based on a selling price hierarchy of vendor specific objective evidence (“VSOE”), third-party evidence, and then estimated selling price. VSOE is based on the price charged when the deliverable is sold separately. Third-party evidence is based on largely interchangeable competitor services in standalone sales to similarly situated customers. Estimated selling price is based on our best estimate of what the selling prices of deliverables would be if they were sold regularly on a standalone basis. Estimated selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies, service offerings, and customer classifications. Once we allocate revenue to each deliverable, we recognize revenue when all revenue recognition criteria are met.

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

Interest and penalties relating to income taxes and uncertain tax positions are accrued net of tax in Provision for income taxes in the accompanying Consolidated Statements of Comprehensive Income.

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

Goodwill and Indefinite-Lived Intangible Assets

We evaluate goodwill and indefinite-lived intangible assets for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Similar to goodwill, the Company may first use a qualitative analysis to assess the realizability of its indefinite-lived intangible assets. The qualitative analysis will include a review of changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there would be a significant decline to the fair value of an indefinite-lived intangible asset. If a quantitative analysis is completed, an indefinite-lived intangible asset (a trade name) is evaluated for possible impairment by comparing the fair value of the asset with its carrying value. Fair value was estimated as the discounted value of future revenues arising from a trade name using a royalty rate that a market participant would pay for use of that trade name. An impairment charge is recorded if the trade name’s carrying value exceeds its estimated fair value.

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

If a qualitative assessment indicates that a significant decline to fair value of a reporting unit is more likely than not, or if a reporting unit’s fair value has historically been closer to its carrying value, we will proceed to Step 1 testing where we calculate the fair value of a reporting unit based on discounted future probability-weighted cash flows. If Step 1 indicates that the carrying value of a reporting unit is in excess of its fair value, we will proceed to Step 2 where the fair value of the reporting unit will be allocated to assets and liabilities as it would in a business combination. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value calculated in Step 2.

We estimate fair value using discounted cash flows of the reporting units. The most significant assumptions used in these analyses are those made in estimating future cash flows. In estimating future cash flows, we use financial assumptions in our internal forecasting model such as projected capacity utilization, projected changes in the prices we charge for our services, projected labor costs, as well as contract negotiation status. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate. We use a discount rate we consider appropriate for the country where the business unit is providing services. As of December 1, 2012, the Company’s assessment of goodwill impairment indicated that for all but one reporting unit, the fair values of the Company’s reporting units were substantially in excess of their estimated carrying values, and therefore goodwill in these reporting units was not impaired. For the one reporting unit where fair value is not substantially in excess of carrying value, the likelihood of impairment is greater if there is a change to any of the assumptions used in the calculation of fair value. Refer to the notes to the consolidated financial statements for more information on the assumptions used. If actual results differ substantially from the assumptions used in performing the impairment test, the fair value of the reporting units may be significantly lower, causing the carrying value to exceed the fair value and indicating an impairment has occurred.

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

The valuation techniques we use establish a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

All derivative financial instruments are reported in the accompanying Consolidated Balance Sheets at fair value. Changes in fair value of derivative instruments designated as cash flow hedges are recorded in Accumulated other comprehensive income (loss), a component of Stockholders’ Equity, to the extent they are deemed effective. Based on the criteria established by current accounting standards, all of our cash flow hedge contracts are deemed to be highly effective. Changes in fair value of any net investment hedge are recorded in cumulative translation adjustment in Accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets offsetting the change in cumulative translation adjustment attributable to the hedged portion of our net investment in the foreign operation. Any realized gains or losses resulting from the foreign currency cash flow hedges are recognized together with the hedged transactions within Revenue. Any realized gains or losses resulting from the interest rate swaps are recognized in interest income (expense). Gains and losses from the settlements of our net investment hedges remain in Accumulated other comprehensive income (loss) until partial or complete liquidation of the applicable net investment.

We also enter into fair value derivative contracts to reduce our exposure to foreign currency exchange rate fluctuations associated with changes in asset and liability balances. Changes in the fair value of derivative instruments designated as fair value hedges affect the carrying value of the asset or liability hedged, with changes in both the derivative instrument and the hedged asset or liability being recognized in Other income (expense), net in the accompanying Consolidated Statements of Comprehensive Income.

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

Selling, General and Administrative

Selling, general and administrative expenses primarily include costs associated with administrative services such as sales, marketing, product development, legal settlements, legal, information systems (including core technology and telephony infrastructure) and accounting and finance. It also includes outside professional fees (i.e., legal and accounting services), building expense for non-delivery center facilities and other items associated with general business administration.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (amounts in thousands):

	Year Ended December 31,
	2012		2011		2010
Net cash provided by operating activities	$106,920		$113,799		$134,455
Less: Purchases of property, plant and equipment	40,543	(1)	38,310	(1)	26,800	(1)
Free cash flow	$66,377		$75,489		$107,655

(1)	Purchases of property, plant and equipment for the years ended December 31, 2012, 2011, and 2010 are net of proceeds from a government grant of $0.1 million, $0.4 million, and zero, respectively.

We discuss factors affecting free cash flow between periods in the “Liquidity and Capital Resources” section below.

RESULTS OF OPERATIONS

Year Ended December 31, 2012 Compared to December 31, 2011

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the years ended December 31, 2012 and 2011 (amounts in thousands). All inter–company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Year Ended December 31,
	2012	2011	$ Change	% Change
Revenue	$923,774	$983,627	$(59,853)	-6.1%
Operating Income	60,271	71,945	(11,674)	-16.2%

The decrease in revenue for the Customer Management Services segment was attributable to a $50.9 million net increase in client programs offset by a $64.2 million reduction related to the exit of certain unprofitable programs including our business in Spain, program completions of $33.5 million, and a $13.1 million decrease in realized gains on cash flow hedges and negative changes in foreign exchange translation.

The operating income as a percentage of revenue decreased to 6.5% in 2012 as compared to 7.3% in 2011. During 2012, we recorded $15.5 million in restructuring and impairment charges as a result of our decision to exit Spain and an incremental $8.2 million in restructuring charges and impairment in other locations to better align our capacity and workforce with the current business needs. These charges were offset in part by increases in margins based on the rationalization of unprofitable programs as described above and the related reduction in capacity. The margin also benefited from a $4.6 million accrual release for salaries expense due to an authoritative ruling in Spain related to the legally required cost of living adjustments for our employees’ salaries, a $4.8 million decrease in depreciation expense related to assets which are now fully depreciated, and $3.7 million related to the finalization of certain real estate and employee related expenses.

Customer Growth Services

	Year Ended December 31,
	2012	2011	$ Change	% Change
Revenue	$100,772	$95,629	$5,143	5.4%
Operating Income	2,258	6,387	(4,129)	-64.6%

The increase in revenue for the Customer Growth Services segment was due to a net increase in client programs of $18.2 million offset by program completions of $13.1 million.

The operating income as a percentage of revenue decreased to 2.2% in 2012 as compared to 6.7% in 2011. This decline was primarily due to a $1.8 million charge related to the impairment of the trade-name intangible asset due to the rebranding of our Direct Alliance subsidiary to Revana™ during the first quarter of 2012, other expenses incurred in connection with this rebranding, and increases in employee related expenses including salaries and benefits.

Customer Technology Services

	Year Ended December 31,
	2012	2011	$ Change	% Change
Revenue	$96,848	$66,978	$29,870	44.6%
Operating Income	15,714	13,652	2,062	15.1%

The increase in revenue for the Customer Technology Services segment was primarily related to a full year of operations for our 2011 acquisition of eLoyalty Corporation (“eLoyalty”) which occurred on May 28, 2011.

The operating income as a percentage of revenue decreased to 16.2% in 2012 as compared to 20.4% in 2011. This decrease was related to the acquisition of eLoyalty as discussed above which results in a change in the mix of revenue from purely hosted solutions to both hosted and managed solutions. There were also investments in sales and marketing and additional amortization expense for the customer relationship asset related to the acquisition of eLoyalty.

Customer Strategy Services

	Year Ended December 31,
	2012	2011	$ Change	% Change
Revenue	$41,587	$33,154	$8,433	25.4%
Operating Income	302	1,470	(1,168)	-79.5%

The increase in revenue for the Customer Strategy Services segment was due to an $8.9 million increase due to the acquisition of iKnowtion, LLC (“iKnowtion”) and Guidon Performance Solutions (“Guidon”) and a $0.5 million net increase in consulting revenue partially offset by a $1.0 million decrease due to negative changes in foreign exchange translations.

The operating income as a percentage of revenue decreased to 0.7% in 2012 as compared to 4.4% in 2011. This decrease was related to an increased investment in geographic expansion, additional amortization expense for the customer relationship assets of iKnowtion and Guidon and negative changes in foreign exchange translation, offset partially by the acquisitions of iKnowtion and Guidon.

Other Income (Expense)

For 2012, interest income decreased to $3.0 million from $3.1 million in 2011. Interest expense increased to $6.7 million during 2012 from $5.1 million during 2011. This increase was due to a higher outstanding balance on our credit facility and additional expense related to the interest rate swap arrangements.

Income Taxes

The reported effective tax rate for 2012 was (0.1)% as compared to 14.5% for 2011. The effective tax rate for 2012 was impacted by earnings in international jurisdictions currently under an income tax holiday, and a $7.6 million tax benefit related to Australia and New Zealand transfer pricing, a $1.4 million benefit from the release of uncertain tax positions, a $9.2 million benefit related to restructuring charges, a $1.9 million benefit related to return to provision adjustments and $0.1 million of expense related to other discrete items. Without these items our effective tax rate for the year ended December 31, 2012 would have been 19.9%. In the year ended December 31, 2011, our effective tax rate would have been 19.7% without a $8.7 million expense related to the adverse decision by the Canada Revenue Agency regarding our request for relief from double taxation, a $11.7 million benefit related to our mediated settlement with the IRS related to U.S. tax refund claims, a $1.4 million benefit related to the foreign earnings repatriation and a $0.3 million benefit for other discrete items recognized during the period.

RESULTS OF OPERATIONS

Year Ended December 31, 2011 Compared to 2010

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the years ended December 31, 2011 and 2010 (amounts in thousands). All inter–company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Year Ended December 31,
	2011	2010	$ Change	% Change
Revenue	$983,627	$1,001,520	$(17,893)	-1.8%
Operating Income	71,945	62,403	9,542	15.3%

The decrease in revenue for the Customer Management Services segment was attributable to a $1.0 million net increase in client programs and a $23.1 million increase in realized gains on cash flow hedges and changes in foreign exchange translation, offset by program completions of $42.0 million.

The operating income as a percentage of revenue increased to 7.3% for 2011 as compared to 6.2% in 2010. During 2011, we recorded $3.5 million in restructuring charges to better align our capacity and workforce with the current business needs as compared to $13.5 million during 2010. The increase in operating income was also due to an $8.9 million decrease in depreciation expense related to assets which are now fully depreciated and decreases in telecommunication and facility and occupancy expenses.

Customer Growth Services

	Year Ended December 31,
	2011	2010	$ Change	% Change
Revenue	$95,629	$78,991	$16,638	21.1%
Operating Income	6,387	4,305	2,082	48.4%

The increase in revenue for the Customer Growth Services segment was due to a net increase in client programs of $28.9 million partially offset by program completions of $12.3 million.

The operating income as a percentage of revenue increased to 6.7% in 2011 as compared to 5.4% in 2010. This increase was directly attributable to the revenue increase noted above.

Customer Technology Services

	Year Ended December 31,
	2011	2010	$ Change	% Change
Revenue	$66,978	$12,123	$54,855	452.5%
Operating Income	13,652	7,316	6,336	86.6%

The increase in revenue for the Customer Technology Services segment was related to the acquisition of eLoyalty on May 28, 2011.

The operating income as a percentage of revenue decreased to 20.4% in 2011 as compared to 60.3% in 2010. This decrease was related to the acquisition of eLoyalty as discussed above which results in a change in the mix of revenue from purely hosted solutions to both hosted and managed solutions. There were also additional investments in sales and marketing and additional amortization expense for the customer relationship asset related to the acquisition of eLoyalty.

Customer Strategy Services

	Year Ended December 31,
	2011	2010	$ Change	% Change
Revenue	$33,154	$2,272	$30,882	1359.2%
Operating Income	1,470	(279)	1,749	626.9%

The increase in revenue for the Customer Strategy Services segment was due to the acquisition of Peppers & Rogers Group in November, 2010.

The operating income as a percentage of revenue increased to 4.4% for 2012 as compared to (12.3)% in 2010. This increase was related to the acquisition of Peppers & Rogers as described above.

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Agreement, dated October 1, 2010 as amended March 27, 2012 (the “Credit Agreement”). During the year ended December 31, 2012, we generated positive operating cash flows of $106.9 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

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

We primarily utilize our Credit Agreement to fund working capital, general operations, stock repurchases and other strategic activities, such as the acquisitions described in Note 2 of the Notes to Consolidated Financial Statements. As of December 31, 2012 and December 31, 2011, we had borrowings of $108.0 million and $64.0 million, respectively, under our Credit Agreement, and our average daily utilization was $154.5 million and $112.4 million for the years ended December 31, 2012 and 2011, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $3.8 million, our remaining borrowing capacity was $388.2 million as of December 31, 2012. As of December 31, 2012, we were in compliance with all covenants and conditions under our Credit Agreement.

The amount of capital required over the next 12 months will depend on our levels of investment in infrastructure necessary to maintain, upgrade or replace existing assets. Our working capital and capital expenditure requirements could also increase materially in the event of acquisitions or joint ventures, among other factors. These factors could require that we raise additional capital through future debt or equity financing. We can provide no assurance that we will be able to raise additional capital upon commercially reasonable terms acceptable to us.

The following discussion highlights our cash flow activities during the years ended December 31, 2012, 2011, and 2010.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $164.5 million and $156.4 million as of December 31, 2012 and 2011, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

Cash Flows from Operating Activities

We reinvest our cash flows from operating activities in our business for strategic acquisitions and for the purchase of our outstanding stock. For the years 2012, 2011 and 2010 we reported net cash flows provided by operating activities of $106.9 million, $113.8 million and $134.5 million, respectively. The decrease of $6.9 million from 2011 to 2012 was primarily due to incremental cash paid of $29.3 million for prepaid and other assets and a decrease in cash from net income of $1.1 million offset by increases in prepayments from customers of $18.7 million, increases in cash collected from accounts receivable of $6.2 million, and an increase of $1.4 million in payments made for operating expenses. The net decrease from 2010 to 2011 was primarily due to a $36.2 million decrease in accounts payable and accrued expenses, which includes the payment of $24.3 million for income taxes, and a $5.7 million decrease in the collection of accounts receivable, offset by a $24.7 million increase in net income.

Cash Flows from Investing Activities

We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the years 2012, 2011 and 2010, we reported net cash flows used in investing activities of $80.9 million, $86.9 million and $43.2 million, respectively. The net decrease in cash used from investing activities from 2011 to 2012 was primarily due to the $8.0 million decrease in acquisition related spending offset by a $2.0 million increase in capital expenditures. The net increase in cash used from investing activities from 2010 to 2011 was primarily due to the $38.0 million payment for the acquisition of eLoyalty, and a $11.9 million increase in net capital expenditures, offset by a $4.9 million decrease from the $12.8 million payment for the acquisition of Peppers & Rogers Group during 2010.

Cash Flows from Financing Activities

For the years 2012, 2011 and 2010, we reported net cash flows provided by (used in) financing activities of $(35.0) million, $15.9 million and $(85.9) million, respectively. The change from 2011 to 2012 was due to a decrease in net borrowings on our line of credit of $20.0 million, an increase in cash used to repurchase common stock of $17.6 million and a decrease in cash received from the exercise of stock options of $13.4 million. The change from 2010 to 2011 was due to an increase in net borrowings on our line of credit of $64.0 million and a decrease in cash used to repurchase common stock of $16.6 million.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” above for the definition of free cash flow) was $66.4 million, $75.5 million and $107.7 million for the years 2012, 2011 and 2010, respectively. The decrease from 2011 to 2012 resulted primarily from the $6.9 million decrease in cash flow from operating activities and a $2.2 million increase in capital expenditures, net of grant monies received. The decrease from 2010 to 2011 resulted from the $20.7 million decrease in cash flow from operating activities and a $11.9 million increase in capital expenditures.

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of December 31, 2012 are summarized as follows (amounts in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total

Credit Facility(1)	$3,777	$114,873	$1,400	$-	$120,050
Equipment financing arrangements	5,433	5,880	209	-	11,522
Contingent consideration	1,100	10,526	2,919	-	14,545
Purchase obligations	15,414	17,449	261	-	33,124
Operating lease commitments	23,699	34,111	17,126	7,621	82,557
Total	$49,423	$182,839	$21,915	$7,621	$261,798

(1)	Includes estimated interest payments based on the weighted-average interest rate, unused commitment fees, current interest rate swap arrangements, and outstanding debt as of December 31, 2012.

•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.

•

Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Consolidated Balance Sheets until such goods and/or services are received.

•

The contractual obligation table excludes our liabilities of $0.4 million related to uncertain tax positions because we cannot reliably estimate the timing of future cash payments. See Note 11 to the Notes to the Consolidated Financial Statements for further discussion.

•

The contractual obligations table excludes the contingent consideration arrangement associated with the PRG acquisition as we have estimated this liability to be zero at December 31, 2012 as described in Note 2 of the Notes to the Consolidated Financial Statements.

Purchase Obligations

Occasionally we contract with certain of our communications clients to provide us with telecommunication services. These clients currently represent approximately 15% of our total annual revenue. We believe these contracts are negotiated on an arm’s-length basis and may be negotiated at different times and with different legal entities.

Future Capital Requirements

We expect total capital expenditures in 2013 to be within the range of $50 to $60 million. Approximately 70% of these expected capital expenditures are to support growth in our business and 30% relates to the maintenance for existing assets. The anticipated level of 2013 capital expenditures is primarily dependent upon new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technological infrastructure.

We may consider restructurings, dispositions, mergers, acquisitions and other similar transactions. Such transactions could include the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures or the incurrence, assumption, or refinancing of indebtedness and could be material to the consolidated financial condition and consolidated results of our operations. Our capital expenditures requirements could also increase materially in the event of acquisition or joint ventures. In addition, as of December 31, 2012, we were authorized to purchase an additional $25.4 million of common stock under our stock repurchase program (see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this Form 10-K). The stock repurchase program does not have an expiration date.

The launch of large client contracts may result in short-term negative working capital because of the time period between incurring the costs for training and launching the program and the beginning of the accounts receivable collection process. As a result, periodically we may generate negative cash flows from operating activities.

Debt Instruments and Related Covenants

On October 1, 2010, we entered into the Credit Agreement with a syndicate of lenders led by KeyBank National Association, Wells Fargo Bank, National Association, Bank of America, N.A., BBVA Compass, and JPMorgan Chase Bank, N.A. On March 27, 2012, we amended the Credit Agreement by increasing the aggregate commitment by $150.0 million to $500.0 million and revising certain definitions.

The Credit Agreement provides for a secured revolving credit facility that matures on September 30, 2015 with a maximum aggregate commitment of $500.0 million. At our discretion, direct borrowing options under the Credit Agreement include (i) Eurodollar loans with one, two, three, and six month terms, and/or (ii) overnight base rate loans. The Credit Agreement also provides for a sub-limit for loans or letters of credit in both U.S. Dollars and certain foreign currencies, with direct foreign subsidiary borrowing capabilities up to 50% of the total commitment amount.

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

The Credit Agreement, which includes customary financial covenants, may be used for general corporate purposes, including working capital, purchases of treasury stock and acquisition financing. As of December 31, 2012, we were in compliance with all financial covenants. During 2012, 2011 and 2010, borrowings accrued interest at an average rate of approximately 1.6%, 1.6%, and 1.5% per annum, respectively, excluding unused commitment fees. Our daily average borrowings during 2012, 2011 and 2010 were $154.5 million, $112.4 million and $62.5 million, respectively. As of December 31, 2012 and 2011, we had borrowings outstanding of $108.0 million and $64.0 million, respectively, under the Credit Agreement. Availability was $388.2 million as of December 31, 2012, reduced from $500.0 million by the outstanding borrowing and by $3.8 million in issued letters of credit; and $281.5 million as of December 31, 2011, reduced from $350.0 million by the outstanding borrowing and by $4.5 million in issued letters of credit.

From time-to-time, we may have unsecured, uncommitted bank lines of credit to support working capital for a few foreign subsidiaries. As of December 31, 2012 and 2011, we had no foreign loans outstanding.

Client Concentration

During 2012, one of our clients represented 10% of our total annual revenue. Our five largest clients accounted for 39%, 37% and 39% of our annual revenue for the years ended December 31, 2012, 2011 and 2010, respectively. We have long-term relationships with our top five clients, ranging from six to 17 years, with the majority of these clients having completed multiple contract renewals with TeleTech. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

The contracts with our five largest clients expire between 2014 and 2016. Additionally, a particular client may have multiple contracts with different expiration dates. We have historically renewed most of our contracts with our largest clients. However, there is no assurance that future contracts will be renewed or, if renewed, will be on terms as favorable as the existing contracts.

Recently Issued Accounting Pronouncements

We discuss the potential impact of recent accounting pronouncements in Note 1 to the Notes to the Consolidated Financial Statements.

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

Interest Rate Risk

We entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of December 31, 2012, we had $108.0 million of outstanding borrowings under the Credit Agreement. Based upon average daily outstanding borrowings during the years ended December 31, 2012 and 2011, interest accrued at a rate of approximately 1.6% per annum. If the Prime Rate or LIBOR increased by 100 basis points during the quarter, there would not have been a material impact to our consolidated financial position or results of operations.

The Company’s interest rate swap arrangements as of December 31, 2012 and 2011 were as follows:

	Notional Amount	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date

As of December 31, 2012	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
and 2011	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Foreign Currency Risk

Our subsidiaries in Argentina, Canada, Costa Rica, Mexico, and the Philippines use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the years ended December 31, 2012, 2011 and 2010, revenue associated with this foreign exchange risk was 37%, 34% and 34% of our consolidated revenue, respectively.

The following summarizes relative (weakening) strengthening of local currencies:

	Year Ended December 31,
	2012	2011	2010

Canadian Dollar vs. U.S. Dollar	2.3%	(2.0)%	4.7%
Philippine Peso vs. U.S. Dollar	6.4%	(0.1)%	5.4%
Argentina Peso vs. U.S. Dollar	(14.0)%	(8.3)%	(4.1)%
Mexican Peso vs. U.S. Dollar	7.0%	(13.0)%	5.0%
S. African Rand vs. U.S. Dollar	(4.2)%	(22.5)%	10.4%
Australian Dollar vs. U.S. Dollar	1.9%	0.1%	12.1%
Euro vs. U.S. Dollar	2.0%	(2.3)%	(8.2)%
Philippine Peso vs. Australian Dollar	6.4%	(0.2)%	(7.6)%

In order to mitigate the risk of these non-functional foreign currencies weakening against the functional currencies of the servicing subsidiaries, which thereby decreases the economic benefit of performing work in these countries, we may hedge a portion, though not 100%, of the projected foreign currency exposure related to client programs served from these foreign countries through our cash flow hedging program. While our hedging strategy can protect us from adverse changes in foreign currency rates in the short term, an overall weakening of the non-functional foreign currencies would adversely impact margins in the segments of the servicing subsidiary over the long term.

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

Our cash flow hedging instruments as of December 31, 2012 and 2011 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

As of December 31, 2012	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in 2013	Contracts Maturing Through
Canadian Dollar	7,750	$7,407		90.3%	March 2014
Philippine Peso	11,710,000	271,970	(1)	57.8%	June 2016
Mexican Peso	1,320,500	94,530		57.7%	December 2015
British Pound Sterling	3,518	5,575	(2)	82.9%	June 2014
New Zealand Dollars	398	300		100.0%	June 2013
		$379,782

As of December 31, 2011	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	25,750	$25,137
Costa Rican Colon	2,000,000	3,874
Philippine Peso	13,304,000	301,361	(1)
Mexican Peso (Forwards)	1,081,000	80,735
Mexican Peso (Collars)	140,298	12,000	(3)
British Pound Sterling	8,808	13,822	(2)
		$436,929

(1)

Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on  December 31, 2012 and December 31, 2011.

(2)	Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on December 31, 2012 and December 31, 2011.
(3)	The Mexican peso collars include call options with a floor total of MXN 140.3 million and put options with a cap total of MXN (157.0) million as of December 31, 2011.

The fair value of our cash flow hedges at December 31, 2012 was (assets/(liabilities)) (amounts in thousands):

	December 31,	Maturing in
	2012	2013
Canadian Dollar	$371	$334
Philippine Peso	13,781	7,803
Mexican Peso	4,500	2,989
British Pound Sterling	138	109
New Zealand Dollar	28	28
	$18,818	$11,263

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The decrease in fair value largely reflects the recent global economic conditions which resulted in high foreign exchange volatility and a broad strengthening in the U.S. dollar.

We recorded net gains of $4.6 million, $9.3 million, and $9.8 million for settled cash flow hedge contracts and the related premiums for the years ended December 31, 2012, 2011, and 2010, respectively. These gains were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income. If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Note 9 in the accompanying Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the years ended 2012 and 2011, approximately 25% and 29%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in debt or equity securities as of December 31, 2012 or 2011.

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

Disclosure Controls and Procedures.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of TeleTech’s disclosure controls and procedures, as required by Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2012. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our management has conducted an assessment of its internal control over financial reporting as of December 31, 2012 as required by Section 404 of the Sarbanes-Oxley Act. Management’s report on our internal control over financial reporting is included below. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of our internal control over financial reporting is included on page F-2. Management has concluded that internal control over financial reporting is effective as of December 31, 2012.

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

In connection with the preparation of this Form 10-K, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has also been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our 2013 Definitive Proxy Statement on Schedule 14A (the “2013 Proxy Statement”) regarding our executive officers under the heading “Information Regarding Executive Officers” is incorporated herein by reference. We have both a Code of Ethical Conduct for Financial Managers and a Code of Conduct. The Code of Ethical Conduct for Financial Managers applies to our CEO, CFO, Controller or persons performing similar functions. The Code of Conduct applies to all of our directors, officers and employees and those of our subsidiaries. Both the Code of Ethical Conduct for Financial Managers and the Code of Conduct are posted on our website at www.teletech.com on the Corporate Governance page. We will post on our website any amendments to or waivers of the Code of Ethical Conduct for Financial Managers or Code of Conduct for executive officers or directors, in accordance with applicable laws and regulations. There have been no material changes to the procedures by which stockholders may recommend nominees to the board of directors. The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Audit Committee” and “Code of Conduct and Committee Charters” in our 2013 Proxy Statement and is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

The information in our 2013 Proxy Statement set forth under the captions “Executive Compensation” and “Compensation Committee Report” is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

The information in our 2013 Proxy Statement set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

The information in our 2013 Proxy Statement set forth under the captions “Information Regarding the Board and Committees Thereof” and “Certain Relationships and Related Party Transactions” is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information in our 2013 Proxy Statement set forth under the caption “Principal Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

3.   Exhibits.

EXHIBIT INDEX

Exhibit No.			Description

3	.	01

Restated Certificate of Incorporation of TeleTech (incorporated by reference to Exhibit 3.1 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)

3	.	02	Second Amended and Restated Bylaws of TeleTech (incorporated by reference to Exhibit 3.02 to TeleTech’s Current Report on Form 8-K filed on May 28, 2009)

10	.	01

TeleTech Holdings, Inc. Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to TeleTech’s Form S-1 Registration Statement (Registration No. 333-04097) filed on May 20, 1996)**

10	.	02

TeleTech Holdings, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-113432) filed on March 9, 2004)**

10	.	03

TeleTech Holdings, Inc. Directors Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)**

10	.	04*	TeleTech Holdings, Inc. Amended and Restated 1999 Stock Option and Incentive Plan**

10	.	05	Amendment to 1999 Stock Option and Incentive Plan dated February 11, 2009 (incorporated by reference to Exhibit 10.05 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10	.	06	TeleTech Holdings, Inc. 2010 Equity Incentive Plan (incorporated by reference to Appendix A to TeleTech’s Definitive Proxy Statement, filed April 12, 2010)**

10	.	07	Form of Restricted Stock Unit Agreement (effective in 2007 and 2008) (incorporated by reference to Exhibit 10.05 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**

10	.	08

Amendment to Form of Restricted Stock Unit Agreement (effective December 2008) (incorporated by reference to Exhibit 10.07 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10	.	09	Form of Restricted Stock Unit Agreement (effective in 2009) (incorporated by reference to Exhibit 10.1 TeleTech’s Current Report on Form 8-K filed on February 17, 2009)**

10	.	10	Form of Non-Qualified Stock Option Agreement (below Vice President) (incorporated by reference to Exhibit 10.06 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**

10	.	11	Form of Non-Qualified Stock Option Agreement (Vice President and above) (incorporated by reference to Exhibit 10.07 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**

Exhibit No.			Description

10	.	12	Form of Non-Qualified Stock Option Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.08 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**

10	.	13	Independent Director Compensation Arrangements (effective May 21, 2009) (incorporated by reference to Exhibit 10.1 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)**

10	.	14

Employment Agreement between James E. Barlett and TeleTech dated October 15, 2001 (incorporated by reference to Exhibit 10.66 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)**

10	.	15

Amendment to Employment Agreement between James E. Barlett and TeleTech dated December 31, 2008 (incorporated by reference to Exhibit 10.13 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10	.	16

Stock Option Agreement dated October 15, 2001 between James E. Barlett and TeleTech (incorporated by reference to Exhibit 10.70 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)**

10	.	17

Amendment dated September 17, 2008 to Stock Option Agreement between James E. Barlett and TeleTech (incorporated by reference to Exhibit 10.15 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10	.	18

Employment Agreement between Kenneth D. Tuchman and TeleTech dated October 15, 2001 (incorporated by reference to Exhibit 10.68 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)**

10	.	19

Amendment to Employment Agreement between Kenneth D. Tuchman and TeleTech dated December 31, 2008 (incorporated by reference to Exhibit 10.17 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10	.	20

Amendment dated September 17, 2008 to Stock Option Agreement between Kenneth D. Tuchman and TeleTech (incorporated by reference to Exhibit 10.19 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10	.	21

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

10	.	22	Form of Indemnification Agreement with Directors (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on February 22, 2010)**

10	.	23	Form of Amendment to Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to TeleTech’s Current Report on Form 8-K filed on February 22, 2010)**

10	.	24	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to TeleTech’s Current Report on Form 8-K filed on February 22, 2010)**

10	.	25

Form of Restricted Stock Unit Agreement (Section 16 Officers) (incorporated by reference to Exhibit 4.3 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-167300) filed on June 3, 2010)**

10	.	26

Form of Restricted Stock Unit Agreement (Non-Section 16 Employees) (incorporated by reference to Exhibit 4.4 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-167300) filed on June 3, 2010)**

10	.	27

Form of Independent Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.5 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-167300) filed on June 3, 2010)**

10	.	28

Executive Employment Agreement dated March 8, 2010 between Joseph Bellini and TeleTech (incorporated by reference to Exhibit 10.1 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)**

Exhibit No.			Description

10	.	29

First Amendment to Executive Employment Agreement, dated September 20, 2010 between TeleTech and Joseph Bellini (incorporated by reference to Exhibit 10.1 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)**

10	.	30

Second Amendment, dated as of April 19, 2011, to TeleTech Holdings, Inc. Restricted Stock Unit Agreement by and between TeleTech Holdings, Inc. and James E. Barlett dated June 22, 2007  (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed April 22, 2011)**

10	.	31

Employment Agreement between Regina Paolillo and TeleTech Holdings, Inc. effective as of November 3, 2011 (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed October 27, 2011)**

10	.	32

Restricted Stock Unit Agreement dated as of November 15, 2011 between TeleTech Holdings, Inc. and Regina Paolillo (RSU Agreement) (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K/A filed November 21, 2011)**

10	.	33

Restricted Stock Unit Agreement dated as of November 15, 2011 between TeleTech Holdings, Inc. and Regina Paolillo (RSU Performance Agreement) (incorporated by reference to Exhibit 10.2 to TeleTech’s Current Report on Form 8-K/A filed November 21, 2011)**

10	.	34

Non-Qualified Stock Option Agreement dated as of November 15, 2011 between TeleTech Holdings, Inc. and Regina Paolillo (Option Agreement)(incorporated by reference to Exhibit 10.3 to TeleTech’s Current Report on Form 8-K/A filed November 21, 2011)**

10	.	35

General Release Agreement between Carol Kline and TeleTech Holdings, Inc. effective as of January 26, 2012 (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed January 31, 2012)**

10	.	36

First Amendment Agreement, dated as of March 27, 2012, among TeleTech Holdings, Inc., each foreign borrower party thereto, KeyBank National Association, as Joint Lead Arranger, Sole Book Runner and Administrative Agent, Wells Fargo Securities LLC, as Joint Lead Arranger and Wells Fargo Bank, N.A., Co-Syndication Agent, Bank of America, N.A., as Co-Syndication Agent, Compass Bank, as Co-Documentation Agent and JPMorgan Chase Bank, N.A., as Co-Documentation Agent (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on April 2, 2012)

10	.	37

Employment Agreement between Brian Shepherd and TeleTech Services Corporation effective as of January 28, 2013 (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed January 23, 2013)**

21	.	1*	List of subsidiaries

23	.	1*	Consent of Independent Registered Public Accounting Firm

31	.	1*	Rule 13a-14(a) Certification of CEO of TeleTech

31	.	2*	Rule 13a-14(a) Certification of CFO of TeleTech

32	.	1*	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32	.	2*	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101	.	INS***	XBRL Instance Document

101	.	SCH***	XBRL Taxonomy Extension Schema Document

101	.	CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101	.	LAB***	XBRL Taxonomy Extension Label Linkbase Document

101	.	PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101	.	DEF***	XBRL Taxonomy Extension Definition Linkbase Document

____________

*	Filed herewith.
**	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.
***

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (ii) Consolidated Balance Sheets as of December 31, 2012 and 2011, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (v) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized on February 26, 2013.

TELETECH HOLDINGS, INC.

By:	/s/ KENNETH D. TUCHMAN
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2013, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ KENNETH D. TUCHMAN	PRINCIPAL EXECUTIVE OFFICER
Kenneth D. Tuchman	Chief Executive Officer and Chairman of the Board

/s/ REGINA M. PAOLILLO	PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
Regina M. Paolillo	Chief Financial Officer

/s/ JAMES E. BARLETT	DIRECTOR
James E. Barlett

/s/ GREGORY CONLEY	DIRECTOR
Gregory Conley

/s/ ROBERT FRERICHS	DIRECTOR
Robert Frerichs

/s/ SHRIKANT MEHTA	DIRECTOR
Shrikant Mehta

/s/ ANJAN MUKHERJEE	DIRECTOR
Anjan Mukherjee

/s/ ROBERT M. TAROLA	DIRECTOR
Robert M. Tarola

/s/ SHIRLEY YOUNG	DIRECTOR
Shirley Young

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS OF TELETECH HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

TeleTech Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of TeleTech Holdings, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 26, 2013

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands except share amounts)

	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$164,485	$156,371
Accounts receivable, net	251,206	243,636
Prepaids and other current assets	58,702	37,434
Deferred tax assets, net	14,169	22,994
Income tax receivable	14,982	17,847
Total current assets	503,544	478,282

Long-term assets
Property, plant and equipment, net	112,276	100,321
Goodwill	94,679	70,844
Contract acquisition costs, net	1,860	2,866
Deferred tax assets, net	35,429	32,512
Other long-term assets	99,385	62,153
Total long-term assets	343,629	268,696
Total assets	$847,173	$746,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,494	$27,555
Accrued employee compensation and benefits	71,621	71,500
Other accrued expenses	29,056	33,816
Income tax payable	12,650	10,051
Deferred tax liabilities, net	341	912
Deferred revenue	26,892	15,895
Other current liabilities	7,351	10,282
Total current liabilities	171,405	170,011

Long-term liabilities
Line of credit	108,000	64,000
Deferred tax liabilities, net	3,029	3,020
Deferred rent	8,589	6,729
Other long-term liabilities	55,813	32,971
Total long-term liabilities	175,431	106,720
Total liabilities	346,836	276,731

Commitments and contingencies (Note 15)

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of December 31, 2012 and 2011	-	-
Common stock; $.01 par value; 150,000,000 shares authorized; 52,288,567 and 56,635,319 shares outstanding as of December 31, 2012 and 2011, respectively	522	566
Additional paid-in capital	350,714	350,386
Treasury stock at cost: 29,763,686 and 25,416,934 shares as of December 31, 2012 and 2011, respectively	(428,716)	(357,267)
Accumulated other comprehensive income (loss)	22,981	(5,474)
Retained earnings	540,791	470,776
Noncontrolling interest	14,045	11,260
Total stockholders’ equity	500,337	470,247
Total liabilities and stockholders’ equity	$847,173	$746,978

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Amounts in thousands except per share amounts)

	Year Ended December 31,
	2012	2011	2010

Revenue	$1,162,981	$1,179,388	$1,094,906

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	834,803	848,362	789,697
Selling, general and administrative	182,634	188,802	165,812
Depreciation and amortization	41,166	44,889	50,218
Restructuring charges, net	22,875	3,651	13,476
Impairment losses	2,958	230	1,958
Total operating expenses	1,084,436	1,085,934	1,021,161

Income from operations	78,545	93,454	73,745

Other income (expense)
Interest income	2,978	3,064	2,129
Interest expense	(6,696)	(5,118)	(3,161)
Other income (expense), net	(965)	154	9,256
Total other income (expense)	(4,683)	(1,900)	8,224

Income before income taxes	73,862	91,554	81,969

Benefit from (provision for) income taxes	61	(13,279)	(28,431)

Net income	73,923	78,275	53,538

Net income attributable to noncontrolling interest	(3,908)	(4,101)	(3,664)

Net income attributable to TeleTech stockholders	$70,015	$74,174	$49,874

Other comprehensive income (loss)
Net income	$73,923	$78,275	$53,538
Foreign currency translation adjustments	12,648	(12,596)	8,080
Derivative valuation, gross	25,266	(21,337)	4,583
Derivative valuation, tax effect	(9,855)	8,395	(1,960)
Other, net of tax	527	(655)	(792)
Total other comprehensive income (loss)	28,586	(26,193)	9,911
Total comprehensive income	102,509	52,082	63,449

Comprehensive income attributable to noncontrolling interest	(4,039)	(3,716)	(3,754)

Comprehensive income attributable to TeleTech stockholders	$98,470	$48,366	$59,695

Weighted average shares outstanding
Basic	54,738	56,669	60,361
Diluted	55,540	57,963	61,792

Net income per share attributable to TeleTech stockholders
Basic	$1.28	$1.31	$0.83
Diluted	$1.26	$1.28	$0.81

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands)

	Stockholders' Equity of the Company
	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling interest	Total Equity
	Shares	Amount	Shares	Amount

Balance as of December 31, 2009	-	$-	62,218	$622	$(251,691)	$344,251	$10,513	$346,728	$5,478	$455,901
Net income	-	-	-	-	-	-	-	49,874	3,664	53,538
Acquisition of noncontrolling interest	-	-	-	-	-	-	-	-	6,000	6,000
Dividends distributed to noncontrolling interest	-	-	-	-	-	-	-	-	(4,140)	(4,140)
Foreign currency translation adjustments	-	-	-	-	-	-	7,990	-	90	8,080
Derivatives valuation, net of tax	-	-	-	-	-	-	2,623	-	-	2,623
Vesting of restricted stock units	-	-	420	5	5,448	(8,525)	-	-	-	(3,072)
Exercise of stock options	-	-	273	3	3,541	(752)	-	-	-	2,792
Excess tax benefit from equity-based awards	-	-	-	-	-	811	-	-	-	811
Equity-based compensation expense	-	-	-	-	-	13,372	-	-	-	13,372
Purchases of common stock	-	-	(5,036)	(51)	(80,244)	-	-	-	-	(80,295)
Other	-	-	-	-	-	-	(792)	-	-	(792)
Balance as of December 31, 2010	-	$-	57,875	$579	$(322,946)	$349,157	$20,334	$396,602	$11,092	$454,818

Net income	-	-	-	-	-	-	-	74,174	4,101	78,275
Dividends distributed to noncontrolling interest	-	-	-	-	-	-	-	-	(3,548)	(3,548)
Foreign currency translation adjustments	-	-	-	-	-	-	(12,211)	-	(385)	(12,596)
Derivatives valuation, net of tax	-	-	-	-	-	-	(12,942)	-	-	(12,942)
Vesting of restricted stock units	-	-	561	5	7,706	(13,104)	-	-	-	(5,393)
Exercise of stock options	-	-	1,564	15	21,633	(6,886)	-	-	-	14,762
Excess tax benefit from equity-based awards	-	-	-	-	-	5,363	-	-	-	5,363
Equity-based compensation expense	-	-	-	-	-	15,856	-	-	-	15,856
Purchases of common stock			(3,365)	(33)	(63,660)	-	-	-	-	(63,693)
Other	-	-	-	-	-	-	(655)	-	-	(655)
Balance as of December 31, 2011	-	$-	56,635	$566	$(357,267)	$350,386	$(5,474)	$470,776	$11,260	$470,247

Net income	-	-	-	-	-	-	-	70,015	3,908	73,923
Acquisition of noncontrolling interest	-	-	-	-	-	-	-	-	941	941
Dividends distributed to noncontrolling interest	-	-	-	-	-	-	-	-	(2,205)	(2,205)
Foreign currency translation adjustments	-	-	-	-	-	-	12,517	-	131	12,648
Derivatives valuation, net of tax	-	-	-	-	-	-	15,411	-	-	15,411
Vesting of restricted stock units	-	-	575	5	8,041	(12,626)	-	-	-	(4,580)
Exercise of stock options	-	-	121	1	1,703	(330)	-	-	-	1,374
Excess tax benefit from equity-based awards	-	-	-	-	-	(1)	-	-	-	(1)
Equity-based compensation expense	-	-	-	-	-	13,285	-	-	10	13,295
Purchases of common stock	-	-	(5,043)	(50)	(81,193)	-	-	-	-	(81,243)
Other	-	-	-	-	-	-	527	-	-	527
Balance as of December 31, 2012	-	$-	52,288	$522	$(428,716)	$350,714	$22,981	$540,791	$14,045	$500,337

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$73,923	$78,275	$53,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,166	44,889	50,218
Amortization of contract acquisition costs	1,017	1,680	5,267
Amortization of debt issuance costs	808	589	672
Imputed interest expense	904	544	132
Provision for doubtful accounts	368	363	600
Loss (gain) on disposal of assets	305	(415)	(617)
Impairment losses	2,958	230	1,958
Deferred income taxes	2,354	1,658	(3,030)
Excess tax benefit from equity-based awards	(462)	(6,491)	(1,783)
Equity-based compensation expense	13,376	15,856	13,372
(Gain) loss on foreign currency derivatives	414	1,073	(128)
Gain on Newgen legal settlement, net of tax	-	-	(3,542)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	400	(5,789)	(87)
Prepaids and other assets	(25,664)	3,578	17,664
Accounts payable and accrued expenses	(16,301)	(16,502)	19,683
Deferred revenue and other liabilities	11,354	(5,739)	(19,462)
Net cash provided by operating activities	106,920	113,799	134,455
Cash flows from investing activities
Proceeds from sale of long-lived assets	450	2,034	-
Proceeds from grant for property, plant and equipment	110	357	-
Purchases of property, plant and equipment	(40,653)	(38,667)	(26,800)
Payment for contract acquisition costs	-	(1,758)	-
Investment in deconsolidated subsidiary	-	-	(3,600)
Deposit on pending acquisition	-	(3,026)	-
Acquisitions, net of cash acquired of $3,744, $14 and $2,202, respectively	(40,839)	(45,871)	(12,798)
Net cash used in investing activities	(80,932)	(86,931)	(43,198)
Cash flows from financing activities
Proceeds from line of credit	1,179,850	678,200	1,257,100
Payments on line of credit	(1,135,850)	(614,200)	(1,257,100)
Proceeds from other debt	8,014	-	-
Payments on other debt	(4,900)	(2,099)	(3,749)
Dividends distributed to noncontrolling interest	(2,205)	(3,548)	(4,140)
Proceeds from exercise of stock options	1,374	14,762	2,792
Excess tax benefit from equity-based awards	462	6,491	1,783
Purchase of treasury stock	(81,243)	(63,693)	(80,295)
Payments of debt issuance costs	(467)	(22)	(2,288)
Net cash provided by (used in) financing activities	(34,965)	15,891	(85,897)
Effect of exchange rate changes on cash and cash equivalents	17,091	(5,773)	4,601
Increase in cash and cash equivalents	8,114	36,986	9,961
Cash and cash equivalents, beginning of period	156,371	119,385	109,424
Cash and cash equivalents, end of period	$164,485	$156,371	$119,385
Supplemental disclosures
Cash paid for interest	$4,412	$4,013	$2,217
Cash paid for income taxes	$16,388	$24,336	$15,593
Non-cash investing and financing activities
Purchases of equipment through financing agreements	$6,100	$-	$186
Landlord incentives credited to deferred rent	$1,723	$-	$810
Grant income credited to property, plant and equipment	$-	$110	$-
Recognition of asset retirement obligations	$-	$278	$406

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(1)        OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

TeleTech Holdings, Inc. and its subsidiaries (“TeleTech” or the “Company”) serve their clients through the primary businesses of Business Process Outsourcing (“BPO”), which includes data-driven strategic consulting and marketing services, customer management, and hosted and managed technologies for a variety of industries via operations in the U.S., Argentina, Australia, Belgium, Brazil, Canada, China, Costa Rica, England, France, Germany, Ghana, Italy, Kuwait, Lebanon, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, South Africa, Turkey, and the United Arab Emirates.

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

Certain amounts for 2011 and 2010 have been reclassified in the Consolidated Financial Statements to conform to the 2012 presentation.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates including those related to derivatives and hedging activities, income taxes including the valuation allowance for deferred tax assets, self-insurance reserves, litigation reserves, restructuring reserves, allowance for doubtful accounts, and valuation of goodwill, long-lived and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions. In the year ended December 31, 2012, the Company recorded a change in estimate which resulted in a decrease of $4.6 million to employee related expenses in connection with an authoritative ruling in Spain related to the legally required cost of living adjustment for our employees’ salaries for the year 2010, 2011 and 2012.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers all cash and highly liquid short-term investments with an original maturity of 90 days or less to be cash equivalents. The Company manages a centralized global treasury function in the United States with a focus on concentrating and safeguarding its global cash and cash equivalents. While the majority of the Company’s cash is held offshore, the Company prefers to hold U.S. Dollars in addition to the local currencies of the foreign subsidiaries. The Company believes that it has effectively mitigated and managed its risk relating to its global cash through its cash management practices, banking partners, and use of diversified, high quality investments. However, the Company can provide no assurances that it will not sustain losses.

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

All derivative financial instruments are reported at fair value and recorded in Other assets and Other liabilities in the accompanying Consolidated Balance Sheets at fair value. Changes in fair value of derivative instruments designated as cash flow hedges are recorded in Accumulated other comprehensive income (loss), a component of Stockholders’ Equity, to the extent they are deemed effective. Ineffectiveness is measured based on the change in fair value of the forward contracts and the fair value of the hypothetical derivatives with terms that match the critical terms of the risk being hedged. Based on the criteria established by current accounting standards, the Company’s cash flow hedge contracts are deemed to be highly effective. Any realized gains or losses resulting from the foreign currency cash flow hedges are recognized together with the hedged transaction within Revenue.  Any realized gains or losses from the interest rate swaps are recognized in interest income (expense). Gains and losses from the settlements of the Company’s net investment hedges remain in Accumulated other comprehensive income (loss) until partial or complete liquidation of the applicable net investment.

The Company also enters into fair value derivative contracts that hedge against foreign currency exchange gains and losses primarily associated with short-term payables and receivables. Changes in the fair value of derivative instruments designated as fair value hedges affect the carrying value of the asset or liability hedged, with changes in both the derivative instrument and the hedged asset or liability being recognized in Other income (expense), net in the accompanying Consolidated Statements of Comprehensive Income.

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

Software Development Costs

The Company capitalizes costs incurred to acquire or develop software for internal use. Capitalized software development costs are amortized using the straight-line method over its estimated useful life equal to the lesser of the license term or 4 years.

Goodwill

The Company evaluates goodwill for possible impairment at least annually on December 1, and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses a three step process to assess the realizability of goodwill. The first step, Step 0, is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, the Company analyzes changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there would be a significant decline to the fair value of a particular reporting unit. A qualitative assessment also includes analyzing the excess fair value of a reporting unit over its carrying value from impairment assessments performed in previous years. If the qualitative assessment indicates a stable or improved fair value, no further testing is required.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Other Intangible Assets

The Company has other intangible assets that include customer relationships (definite-lived) and trade names (indefinite-lived). Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from five to 11 years. The Company evaluates the carrying value of its definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An asset is considered to be impaired when the forecasted undiscounted cash flows of its asset group are estimated to be less than its carrying value.

The Company evaluates indefinite-lived intangible assets for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Similar to goodwill, the Company may first use a qualitative analysis to assess the realizability of its indefinite-lived intangible assets. The qualitative analysis will include a review of changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there would be a significant decline to the fair value of an indefinite-lived intangible asset. If a quantitative analysis is completed, an indefinite-lived intangible asset (a trade name) is evaluated for possible impairment by comparing the fair value of the asset with its carrying value. Fair value is estimated as the discounted value of future revenues arising from a trade name using a royalty rate that a market participant would pay for use of that trade name. An impairment charge is recorded if the trade name’s carrying value exceeds its estimated fair value.

Self Insurance Liabilities

The Company self-insures for certain levels of workers’ compensation, employee health, property and general liability insurance. The Company records estimated liabilities for these insurance lines based upon analyses of historical claims experience. The most significant assumption the Company makes in estimating these liabilities is that future claims experience will emerge in a similar pattern with historical claims experience. The liabilities related to workers’ compensation and employee health insurance are included in Accrued employee compensation and benefits in the accompanying Consolidated Balance Sheets. The liability for other general liability insurance is included in Other accrued expenses in the accompanying Consolidated Balance Sheets.

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

Grant Advances

The Company receives grants from various government agencies as an incentive to locate delivery centers in their jurisdictions. The Company’s policy is to account for grant monies received in advance as a liability and recognize to income as either a reduction to Cost of services or Depreciation expense over the term of the grant, when it is reasonably assured that the conditions of the grant have been or will be met.

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

The Company accounts for uncertain tax positions using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. The Company evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors including changes in facts or circumstances, changes in applicable tax law, and settlement of issues under audit. The Company recognizes interest and penalties related to uncertain tax positions as a part of the Provision for income taxes in the accompanying Consolidated Statements of Comprehensive Income.

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

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is not the U.S. dollar, are translated at the exchange rates in effect on the last day of the period and income and expenses are translated using the monthly average exchange rates in effect for the period in which the items occur. Foreign currency translation gains and losses are recorded in Accumulated other comprehensive income (loss) within stockholders’ equity. Foreign currency transaction gains and losses are included in Other income (expense), net in the accompanying Consolidated Statements of Comprehensive Income.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Revenue also consists of services for agent training, program launch, professional consulting, fully-hosted or managed technology and learning innovation services. These service offerings may contain multiple element arrangements whereby the Company determines if those service offerings represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value and delivery or performance of the undelivered items is considered probable and substantially within our control. If those deliverables are determined to be separate units of accounting, revenue is recognized as services are provided. If those deliverables are not determined to be separate units of accounting, revenue for the delivered services are bundled into one unit of accounting and recognized over the life of the arrangement or at the time all services and deliverables have been delivered and satisfied. The Company allocates revenue to each of the deliverables based on a selling price hierarchy of vendor specific objective evidence (“VSOE”), third-party evidence, and then estimated selling price. VSOE is based on the price charged when the deliverable is sold separately. Third-party evidence is based on largely interchangeable competitor services in standalone sales to similarly situated customers. Estimated selling price is based on the Company’s best estimate of what the selling prices of deliverables would be if they were sold regularly on a standalone basis. Estimated selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies, service offerings, and customer classifications. Once the Company allocates revenue to each deliverable, the Company recognizes revenue when all revenue recognition criteria are met.

Deferred Revenue and Costs

The Company records amounts billed and received, but not earned, as deferred revenue. These amounts are recorded in Deferred revenue or as a component of Other long-term liabilities in the accompanying Consolidated Balance Sheets based on the period over which the Company expects to render services.

We defer revenue for initial training that occurs upon commencement of a new contract if that training is billed separately because the training is not considered to provide standalone value from other services. Accordingly, the corresponding training costs, consisting primarily of labor and related expenses, are also deferred. In these circumstances, both the training revenue and costs are amortized straight-line over the life of the contract as a component of Revenue and Cost of services, respectively. In situations where these initial training costs are not billed separately, but rather included in the hourly service rates paid by the client over the life of the contract, no deferral is necessary as the revenue is being recognized over the life of the contract and the associated training costs are expensed as incurred.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Recently Issued Accounting Pronouncements

In May 2011, the FASB amended its guidance, to converge fair value measurement and disclosure guidance in U.S. GAAP with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. The amendment changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment became effective prospectively for the Company’s interim period ended March 31, 2012. The Company’s adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In December 2011, the FASB issued additional guidance related to the presentation of other comprehensive income. This guidance is intended to allow the FASB time to re-deliberate whether it is necessary to require entities to present the effects of reclassifications out of accumulated other comprehensive income in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This guidance defers the effective date of only those provisions in the other comprehensive income guidance that relate to the presentation of reclassification adjustments out of other comprehensive income and reinstates the previous requirements to present reclassification adjustments either on the face of the statement in which other comprehensive income is reported or to disclose them in a note to the financial statements. The amendments in this new guidance became effective at the same time as the amendments in the other comprehensive income guidance explained above. The Company’s adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2012, the FASB issued new accounting guidance that simplifies the impairment test for indefinite-lived intangible assets other than goodwill. The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after September 15, 2012. The Company’s adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued new accounting guidance that improves the reporting of reclassifications out of accumulated other comprehensive income. This new guidance requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income when applicable or to cross-reference the reclassifications with other disclosures that provide additional detail about the reclassifications made when the reclassifications are not made to net income. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. The Company does not expect this guidance to have a material impact on the Company’s financial position, results of operations, or cash flows since it is an enhancement to current required disclosures.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(2)        ACQUISITIONS

OnState

On January 1, 2012, the Company entered into an asset purchase agreement with OnState Communications Corporation (“OnState”) to acquire 100% of its assets and assume certain of its liabilities for total cash consideration of $3.3 million. OnState provides hosted business process outsourcing solutions to a variety of small businesses. OnState is headquartered in Boston, MA with a minimal employee base.

As of December 31, 2012, the Company had paid $3.1 million of the purchase price. The remaining purchase price will be paid out once the potential for covered losses has expired per the purchase agreement, which is expected to be in 2013. The Company paid $0.1 million of acquisition related expenses as part of the OnState purchase. These costs were recorded in Selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income during the first quarter of 2012.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company is also obligated to make earn-out payments over the next four years if iKnowtion achieves specified earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets, as defined by the purchase and sale agreement. The fair value of the contingent payments was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions included in the fair value calculation include a discount rate of 21% and expected future value of payments of $4.3 million. The $4.3 million of expected future payments was calculated using a probability weighted EBITDA assessment with higher probability associated with iKnowtion achieving the maximum EBITDA targets. As of the acquisition date, the fair value of the contingent payments was approximately $2.9 million. As of December 31, 2012, the fair value of the contingent consideration was $3.6 million, of which $1.0 million and $2.6 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively.

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

The Company paid $0.1 million of acquisition related expenses as part of the iKnowtion purchase. These costs were recorded in Selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income during the year ended December 31, 2012.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Guidon

On October 4, 2012, the Company acquired 100% of the stock of Guidon Performance Solutions’ (“Guidon”) parent company. Guidon provides operational consulting services and designs solutions for operational and cultural transformation for global clients. Guidon is located in Mesa, AZ and has approximately 25 employees.

The up-front cash consideration paid was $5.6 million. The Company was also obligated to pay a working capital adjustment equivalent to any acquired working capital from Guidon in excess of a working capital floor defined in the stock purchase agreement. The working capital payment was less than $0.1 million and paid during the fourth quarter of 2012.

The Company is also obligated to make earn-out payments over the next two years if Guidon achieves specified EBITDA targets as defined in the stock purchase agreement. The fair value of the contingent payments was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions included in the fair value calculation include a discount rate of 21% and expected future value of payments of $2.8 million. The $2.8 million of expected future payments was calculated using a probability weighted EBITDA assessment with higher probability associated with Guidon achieving the maximum EBITDA targets. As of the acquisition date, the fair value of the contingent payments was approximately $2.1 million. As of December 31, 2012, the fair value of the contingent consideration was $2.2 million, which was included in Other long-term liabilities in the accompanying Consolidated Balance Sheets.

The Company paid $0.1 million of acquisition related expenses as part of the Guidon purchase. These costs were recorded in Selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income for the year ended December 31, 2012.

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands). The estimates of fair value of identifiable assets acquired and liabilities assumed, are preliminary, pending completion of a valuation, thus are subject to revisions which may result in adjustments to the values presented below:

Preliminary Estimates of Acquisition Date Fair Value
Cash	$376
Accounts Receivable	1,375
Property, plant and equipment	49
Other assets	228
Customer relationships	2,490
Goodwill	3,619
8,137

Accounts payable	202
Accrued expenses	122
Other	65
389

Total purchase price	$7,748

The Guidon customer relationships have an estimated useful life of 5 years. The goodwill recognized from the Guidon acquisition was attributable primarily to the acquired workforce of Guidon, expected synergies, and other factors. The tax basis of the acquired intangibles and goodwill will be deductible for income tax purposes. The acquired goodwill and the operating results of Guidon are reported within the Customer Strategy Services segment from the date of acquisition.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

TSG

On December 31, 2012, the Company acquired a 100% interest in Technology Solutions Group, Inc. (“TSG”). TSG designs and implements custom communications systems for a variety of business types and sizes. TSG is located in Aurora, IL and has approximately 90 employees.

The up-front cash consideration paid was $32.8 million. The Company is also obligated to pay a working capital adjustment equivalent to any acquired working capital from TSG in excess of a working capital floor as defined in the stock purchase agreement. The estimated working capital adjustment is approximately $0.8 million and will be paid during the first quarter of 2013.

The Company is also obligated to make earn-out payments over the three years if TSG achieves specified EBITDA targets, as defined by the stock purchase agreement. The fair value of the contingent payments was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions included in the fair value calculation include a discount rate of 4.6% and expected future value of payments of $7.3 million. The $7.3 million of expected future payments was calculated using a probability weighted EBITDA assessment with higher probability associated with TSG achieving the maximum EBITDA targets. As of the acquisition date, the fair value of the contingent payments was approximately $6.7 million and included in Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively.

The Company paid $0.1 million of acquisition related expenses as part of the TSG purchase. These costs were recorded in Selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income during the year ended December 31, 2012.

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities and noncontrolling interest assumed as of the acquisition date (in thousands). The estimates of fair value of identifiable assets acquired and liabilities assumed, are preliminary, pending completion of a valuation, thus are subject to revisions that may result in adjustments to the values presented below:

Preliminary Estimate of Acquisition Date Fair Value
Cash	$1,995
Accounts receivable	4,977
Prepaid assets - cost deferrals	3,664
Property, plant and equipment	762
Other assets	1,773
Customer relationships	15,500
Noncompete agreements	2,300
Trade name	1,100
Consulting services backlog	900
Goodwill	18,943
51,914

Accounts payable	3,091
Accrued expenses	1,331
Deferred revenue	7,295
11,717

Total purchase price	$40,197

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The TSG customer relationships have an estimated useful life of 10 years. The goodwill recognized from the TSG acquisition was attributable primarily to the acquired workforce of TSG, expected synergies, and other factors. The tax basis of the acquired intangibles and goodwill will be deductible for income tax purposes. The acquired goodwill and the operating results of TSG will be reported within the Customer Technology Services segment from the date of acquisition.

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

The customer relationship intangible asset is being amortized over 11 years. The goodwill recognized from the eLoyalty acquisition is attributable primarily to the assembled workforce of eLoyalty and significant opportunity for Company growth and marketing based on additional service offerings and capabilities. Since this acquisition was treated as an asset acquisition for tax purposes, the goodwill and associated intangible assets will be deductible for income tax purposes. The operating results of eLoyalty are reported within the Customer Technology Services segment from the date of acquisition.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Peppers & Rogers Group

On November 30, 2010, the Company acquired an 80% interest in Peppers & Rogers Group. PRG is a leading global management consulting firm specializing in customer-centric strategies for Global 1000 companies and is recognized as a leading authority on customer-based strategies with a deep understanding of the most powerful levers that drive customer loyalty and business results. PRG currently operates offices on six continents across the globe, including headquarters in Stamford, Connecticut, and Istanbul, Turkey, along with regional offices in Belgium, Germany, Kuwait, Lebanon, Singapore, South Africa and United Arab Emirates.

The up-front cash consideration paid was $15.0 million plus a working capital adjustment as defined in the purchase and sale agreement. The Company paid an estimated working capital adjustment of $7.9 million during the second quarter of 2011. Upon finalizing the opening balance sheet, the actual working capital adjustment was $7.1 million; therefore, the Company recorded a $0.8 million receivable included in Prepaids and other current assets in the Consolidated Balance Sheets as of December 31, 2011. As of December 31, 2012, the Company collected the $0.8 million receivable. An additional $5.0 million payment was due on March 1, 2012. This $5.0 million payment was recognized at fair value using a discounted cash flow approach with a discount rate of 18.4%. This measurement is based on significant inputs not observable in the market, which are deemed to be Level 3 inputs. The fair value on the date of acquisition was approximately $4.4 million. The fair value was accreted up to the $5.0 million payment using the effective interest rate method. As of December 31, 2011, the Company included the $5.0 million payable in Other current liabilities in the Consolidated Balance Sheets. The $5.0 million payment was made in March 2012.

The purchase and sale agreement included a contingent consideration arrangement that requires additional consideration to be paid in 2013 if PRG achieves a specified fiscal year 2012 EBITDA target. As of December 31, 2012 and 2011, the fair value of the contingent consideration was zero since PRG did not and was not expected to reach its EBITDA target.

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

The goodwill recognized from the PRG acquisition is attributable primarily to the assembled workforce of PRG, expected synergies, and other factors. None of the goodwill is deductible for income tax purposes. The operating results of PRG are reported within the Customer Strategy Services segment from the date of acquisition.

The acquired businesses described above contributed revenues of $120.2 million, $80.0 million and $2.3 million and income (loss) from operations of $8.9 million, $5.8 million and ($0.4) million to the Company for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively.

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

All intercompany transactions between the reported segments for the periods presented have been eliminated.

The following tables present certain financial data by segment (amounts in thousands):

Year Ended December 31, 2012
	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$923,774	$-	$923,774	$32,715	$60,271
Customer Growth Services	100,846	(74)	100,772	3,903	2,258
Customer Technology Services	101,430	(4,582)	96,848	3,026	15,714
Customer Strategy Services	43,358	(1,771)	41,587	1,522	302
Total	$1,169,408	$(6,427)	$1,162,981	$41,166	$78,545

Year Ended December 31, 2011
	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$983,627	$-	$983,627	$37,561	$71,945
Customer Growth Services	95,629	-	95,629	3,714	6,387
Customer Technology Services	68,333	(1,355)	66,978	2,515	13,652
Customer Strategy Services	33,154	-	33,154	1,099	1,470
Total	$1,180,743	$(1,355)	$1,179,388	$44,889	$93,454

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Year Ended December 31, 2010
	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$1,001,520	$-	$1,001,520	$46,444	$62,403
Customer Growth Services	78,991	-	78,991	3,579	4,305
Customer Technology Services	12,123	-	12,123	157	7,316
Customer Strategy Services	2,272	-	2,272	38	(279)
Total	$1,094,906	$-	$1,094,906	$50,218	$73,745

	As of and for the Year Ended December 31,
	2012	2011	2010
Capital Expenditures
Customer Management Services	$32,736	$33,931	$24,446
Customer Growth Services	3,983	2,346	2,326
Customer Technology Services	3,390	1,842	10
Customer Strategy Services	544	548	18
Total	$40,653	$38,667	$26,800

Total Assets
Customer Management Services	$588,627	$567,852	$558,946
Customer Growth Services	54,164	56,038	57,404
Customer Technology Services	148,043	78,823	1,207
Customer Strategy Services	56,339	44,265	43,066
Total	$847,173	$746,978	$660,623

Goodwill
Customer Management Services	$20,288	$20,594	$21,017
Customer Growth Services	24,439	24,439	24,439
Customer Technology Services	38,591	18,516	-
Customer Strategy Services	11,361	7,295	7,251
Total	$94,679	$70,844	$52,707

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following tables present certain financial data based upon the geographic location where the services are provided (amounts in thousands):

	As of and for the
	Year Ended December 31,
	2012	2011	2010

Revenue
United States	$474,236	$405,424	$406,652
Philippines	334,541	336,710	292,726
Latin America	188,071	206,986	203,420
Europe / Middle East / Africa	111,304	161,782	120,643
Canada	37,177	51,186	52,396
Asia Pacific	17,652	17,300	19,069
Total	$1,162,981	$1,179,388	$1,094,906

Property, plant and equipment, gross
United States	$311,904	$280,469	$274,335
Philippines	107,676	100,048	88,513
Latin America	70,915	81,070	88,984
Europe / Middle East / Africa	8,767	20,186	25,261
Canada	25,908	25,788	29,697
Asia Pacific	29,884	27,630	27,100
Total	$555,054	$535,191	$533,890

Other long-term assets
United States	$73,979	$41,889	$14,417
Philippines	4,124	3,852	2,906
Latin America	4,696	1,048	1,143
Europe / Middle East / Africa	15,487	13,686	17,241
Canada	95	212	113
Asia Pacific	1,004	1,466	1,626
Total	$99,385	$62,153	$37,446

(4)           ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENTS

Accounts receivable, net in the accompanying Consolidated Balance Sheets consists of the following (amounts in thousands):

	December 31,
	2012	2011
Accounts receivable	$254,841	$247,195
Less: Allowance for doubtful accounts	(3,635)	(3,559)
Accounts receivable, net	$251,206	$243,636

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Activity in the Company’s Allowance for doubtful accounts consists of the following (amounts in thousands):

	December 31,
	2012	2011	2010
Balance, beginning of year	$3,559	$6,306	$5,580
Provision for doubtful accounts	368	363	600
Uncollectible receivables written-off	(209)	(2,868)	(67)
Effect of foreign currency	(83)	(242)	193
Balance, end of year	$3,635	$3,559	$6,306

Significant Clients

The Company had one client that contributed in excess of 10% of total revenue in the year ended December 31, 2012. This client operates in the communications industry and is included in the Customer Management Services segment. The Company did not have any clients that contributed in excess of 10% of total revenue in the years ended 2011 or 2010. The revenue from this client as a percentage of total revenue was as follows:

	Year Ended December 31,
	2012	2011	2010

Telecommunications client	10%	9%	8%

Accounts receivable from this client was as follows (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010

Telecommunications client	$25,471	$19,093	$27,827

The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs periodic credit evaluations of its clients and maintains allowances for uncollectible accounts and may require pre-payment for services. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk exists as of December 31, 2012.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(5)                                 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (amounts in thousands):

	December 31,

	2012	2011
Land and buildings	$38,833	$38,846
Computer equipment and software	279,129	261,378
Telephone equipment	42,914	44,861
Furniture and fixtures	50,322	51,460
Leasehold improvements	143,051	138,117
Motor vehicles	355	190
Construction-in-progress and other	450	339

Property, plant and equipment, gross	555,054	535,191
Less: Accumulated depreciation and amortization	(442,778)	(434,870)

Property, plant and equipment, net	$112,276	$100,321

Depreciation and amortization expense for property, plant and equipment was $37.4 million, $40.4 million and $49.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Included in computer equipment and software in the table above, the Company had $3.5 million and $3.7 million of unamortized Software Development Costs as of December 31, 2012 and 2011, respectively.

(6)                                 GOODWILL

Goodwill consisted of the following (amounts in thousands):

	December 31, 2011	Acquisitions	Impairments	Effect of Foreign Currency	December 31, 2012

Customer Management Services	$20,594	$-	$-	$(306)	$20,288
Customer Growth Services	24,439	-	-	-	24,439
Customer Technology Services	18,516	20,075	-	-	38,591
Customer Strategy Services	7,295	4,066	-	-	11,361
Total	$70,844	$24,141	$-	$(306)	$94,679

	December 31, 2010	Acquisitions	Impairments	Effect of Foreign Currency	December 31, 2011

Customer Management Services	$21,017	$-	$-	$(423)	$20,594
Customer Growth Services	24,439	-	-	-	24,439
Customer Technology Services	-	18,516	-	-	18,516
Customer Strategy Services	7,251	44	-	-	7,295
Total	$52,707	$18,560	$-	$(423)	$70,844

Impairment

The Company performs a goodwill impairment test on at least an annual basis. The Company conducts its annual goodwill impairment test during the fourth quarter, or more frequently, if indicators of impairment exist. As discussed in Note 1 the Company first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If an entity determines that as a result of the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company has ten reporting units with goodwill. Two of the reporting units were from acquisitions made during the fourth quarter of 2012 and the Company concluded that fair value approximated carrying value as of December 31, 2012. The Company performed a qualitative assessment of the goodwill for five of its reporting units in the fourth quarter 2012. Of these five reporting units, three reporting units were substantially in excess of its estimated carrying value as of the most recent quantitative analysis of goodwill impairment performed in the fourth quarter of 2010. There have been no triggering events or changes in circumstances since that quantitative analysis to indicate that the fair value of any of these reporting units would be less than their carrying amount. In assessing the qualitative factors of the five reporting units, the Company considered factors including but not limited to, economic, market and industry conditions, cost factors, changes in business strategy, earnings multiples, and budgeted-to-actual performance of revenue and gross margin from prior year. Based on this assessment, the Company concluded that it was more likely than not that the fair value of each of the five reporting units exceeded its carrying value. As such, it was not necessary to perform a quantitative impairment analysis, and the Company concluded that these reporting units were not impaired as of December 31, 2012 and 2011.

For the Company’s remaining three reporting units, a quantitative assessment was performed. The quantitative assessment of goodwill includes comparing a reporting unit’s calculated fair value to its carrying value. The calculation of fair value requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. As of December 31, 2012, the Company concluded that the fair value of two reporting units was substantially in excess of its carrying value and the goodwill in those reporting units was not impaired.

For the remaining reporting unit with goodwill of $7.3 million, the calculated fair value of the reporting unit exceeded its carrying value by 4%. The fair value of this reporting unit was calculated using an income approach based on discounted future cash flows. Key assumptions used in the income approach included, but are not limited to, estimated future cash flows, a perpetuity growth rate of 6.6% based on the current inflation rate combined with the GDP growth rate for the reporting unit’s region, and a discount rate of 26.5%, which is the Company’s weighted average cost of capital adjusted for country specific factors associated with the reporting unit’s economy and geography. Estimated future cash flows under the income approach are based on TeleTech’s internal business plan, and adjusted as appropriate for TeleTech’s view of market participant assumptions. The business plan assumes the occurrence of certain events in the future, such as realignment of operations and reduction of general and administrative costs. Significant differences in the outcome of some or all of these assumptions from the current assumptions may impact the fair value of this reporting unit resulting in impairment to goodwill in a future period. As of December 31, 2012, the Company concluded that the fair value of the reporting unit was in excess of its carrying value and the goodwill was not impaired.

(7)                                 CONTRACT ACQUISITION COSTS

Contract acquisition costs, net consisted of the following (amounts in thousands):

	December 31,

	2012	2011

Contract acquisition costs, gross	$4,278	$22,639
Less: Accumulated amortization	(2,418)	(19,773)
Contract acquisition costs, net	$1,860	$2,866

Amortization of contract acquisition costs recorded as a reduction to Revenue was $1.0 million, $1.7 million and $5.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Expected future amortization of contract acquisition costs as of December 31, 2012 is as follows (amounts in thousands):

2013	$1,018
2014	634
2015	208

Total	$1,860

(8)                                 OTHER INTANGIBLE ASSETS

Other intangible assets which are included in Other long-term assets in the accompanying Consolidated Balance Sheets consisted of the following (amounts in thousands):

	December 31, 2011	Amortization and Impairment	Acquisitions or Disposals	Effect of Foreign Currency	December 31, 2012

Customer relationships, gross	$26,753	$-	19,390	28	$46,171
Customer relationships - accumulated amortization	(5,951)	(3,015)	-	378	(8,588)
Other intangible assets, gross	2,600	-	5,300	121	8,021
Other intangible assets - accumulated amortization	(1,225)	(718)	-	-	(1,943)
Trade name - indefinite life	11,500	(1,800)	1,100	-	10,800

Other intangible assets, net	$33,677	$(5,533)	$25,790	$527	$54,461

	December 31, 2010	Amortization and Impairment	Acquisitions or Disposals	Effect of Foreign Currency	December 31, 2011

Customer relationships, gross	$16,600	$-	$11,700	$(1,547)	$26,753
Customer relationships - accumulated amortization	(3,371)	(2,318)	-	(262)	(5,951)
Other intangible assets, gross	-	-	2,600	-	2,600
Other intangible assets - accumulated amortization	-	(1,225)	-	-	(1,225)
Trade name - indefinite life	8,200	-	3,300	-	11,500
Other intangible assets, net	$21,429	$(3,543)	$17,600	$(1,809)	$33,677

Customer relationships are being amortized over a weighted average useful life of 9.7 years and other intangible assets are being amortized over a weighted average useful life of 3.4 years. Amortization expense related to intangible assets was $3.7 million, $3.5 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Expected future amortization of other intangible assets as of December 31, 2012 is as follows (amounts in thousands):

2013	$6,925
2014	6,495
2015	6,001
2016	5,636
2017	4,499
Thereafter	14,105

Total	$43,661

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(9)                                 DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange and interest rate related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Interest rate derivatives consist of interest rate swaps to reduce the Company’s exposure to interest rate fluctuations associated with its variable rate debt. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets consider, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of December 31, 2012, the Company had not experienced, nor did it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands and net of tax):

	Year Ended December 31,

	2012	2011	2010

Aggregate unrealized net gain/(loss) at beginning of year	$(5,852)	$7,090	$4,467
Add: Net gain/(loss) from change in fair value of cash flow hedges	17,748	(7,362)	8,513
Less: Net (gain)/loss reclassified to earnings from effective hedges	(2,337)	(5,580)	(5,890)
Aggregate unrealized net gain/(loss) at end of year	$9,559	$(5,852)	$7,090

The Company’s foreign exchange cash flow hedging instruments as of December 31, 2012 and 2011 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts unless noted otherwise.

As of December 31, 2012	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in 2013	Contracts Maturing Through
Canadian Dollar	7,750	$7,407		90.3%	March 2014
Philippine Peso	11,710,000	271,970	(1)	57.8%	June 2016
Mexican Peso	1,320,500	94,530		57.7%	December 2015
British Pound Sterling	3,518	5,575	(2)	82.9%	June 2014
New Zealand Dollars	398	300		100.0%	June 2013
		$379,782

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

As of December 31, 2011	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	25,750	$25,137
Costa Rican Colon	2,000,000	3,874
Philippine Peso	13,304,000	301,361	(1)
Mexican Peso (Forwards)	1,081,000	80,735
Mexican Peso (Collars)	140,298	12,000	(3)
British Pound Sterling	8,808	13,822	(2)
		$436,929

(1)                 Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on  December 31, 2012 and December 31, 2011.

(2)                 Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on December 31, 2012 and December 31, 2011.

(3)                 The Mexican peso collars include call options with a floor total of MXN 140.3 million and put options with a cap total of MXN (157.0) million as of December 31, 2011.

The Company’s interest rate swap arrangements as of December 31, 2012 and 2011 were as follows:

	Notional Amount	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date
As of December 31, 2012	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
and 2011	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
$40 million

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of December 31, 2012 and 2011, the total notional amount of the Company’s forward contracts used as fair value hedges was $189.3 million and $49.8 million, respectively.

Embedded Derivatives

In addition to hedging activities, the Company’s foreign subsidiary in Argentina was party to U.S. dollar denominated lease contracts which the Company determined contain embedded derivatives. As such, the Company bifurcated the embedded derivatives features of the lease contracts and valued these features as foreign currency derivatives. As of December 31, 2012 and 2011, the fair value of the embedded derivatives was $0.3 million and zero, respectively, and was included in Other current liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets as shown in the table below.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Derivative Valuation and Settlements

The Company’s derivatives as of December 31, 2012 and 2011 were as follows (amounts in thousands):

	December 31, 2012
	Designated as hedging instruments		Not Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Leases
Derivative classification:	Cash Flow	Cash Flow	Fair Value	Embedded Derivative

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$11,421	$-	$11	$-
Other long-term assets	7,619	-	-	-
Other current liabilities	(157)	(1,032)	(476)	(59)
Other long-term liabilities	(65)	(1,955)	-	(219)

Total fair value of derivatives, net	$18,818	$(2,987)	$(465)	$(278)

	December 31, 2011
	Designated as hedging instruments		Not designated as hedging instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Leases
Derivative classification:	Cash Flow	Cash Flow	Fair Value	Embedded Derivative

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$2,325	$-	$12	$-
Other long-term assets	1,119	-	-	-
Other current liabilities	(7,828)	-	(341)	-
Other long-term liabilities	(2,786)	(2,263)	-	-

Total fair value of derivatives, net	$(7,170)	$(2,263)	$(329)	$-

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2012 and 2011 were as follows (amounts in thousands):

	Year Ended December 31,
	2012		2011
	Designated as hedging instruments		Designated as hedging instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Interest Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in other comprehensive income - effective portion, net of tax:	$18,627	$(879)	$(6,004)	$(1,358)

Amount and location of net gain or (loss) reclassified from accumulated OCI to income - effective portion:
Revenue	$4,638	$-	$9,297	$-
Interest expense	-	(741)	-	-

Amount and location of net gain or (loss) reclassified from accumulated OCI to income - ineffective portion and amount excluded from effectiveness testing:
Other income (expense), net	$-	$-	$-	$-

	Year Ended December 31,
	2012			2011

	Not designated as hedging instruments			Not designated as hedging instruments
Derivative contracts:	Foreign Exchange		Leases	Foreign Exchange		Leases
Derivative classification:	Option and Forward Contracts	Fair Value	Embedded Derivative	Option and Forward Contracts	Fair Value	Embedded Derivative

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income:
Cost of services	$-	$-	$278	$-	$-	$139
Other income (expense), net	-	4,667	-	-	(1,178)	-

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following presents information as of December 31, 2012 and 2011 of the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of December 31, 2012 and 2011, the Company had $108.0 million and $64.0 million, respectively, of borrowings outstanding under the Credit Agreement. During 2012 and 2011, borrowings accrued interest at an average rate of 1.6% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of December 31, 2012, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of December 31, 2012 and 2011 (amounts in thousands):

As of December 31, 2012
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value

Cash flow hedges	$-	$18,818	$-	$18,818
Interest rate swaps	-	(2,987)	-	(2,987)
Fair value hedges	-	(465)	-	(465)
Embedded derivatives	-	(278)	-	(278)
Total net derivative asset (liability)	$-	$15,088	$-	$15,088

As of December 31, 2011
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$-	$(7,170)	$-	$(7,170)
Interest rate swaps	-	(2,263)	-	(2,263)
Fair value hedges	-	(329)	-	(329)
Embedded derivatives	-	-	-	-
Total net derivative asset (liability)	$-	$(9,762)	$-	$(9,762)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following is a summary of the Company’s fair value measurements as of December 31, 2012 and 2011 (amounts in thousands):

As of December 31, 2012
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$-	$350	$-
Derivative instruments, net	-	15,088	-
Total assets	$-	$15,438	$-

Liabilities
Deferred compensation plan liability	$-	$(5,305)	$-
Derivative instruments, net	-	-	-
Purchase price payable	-	-	(12,533)
Total liabilities	$-	$(5,305)	$(12,533)

As of December 31, 2011
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$-	$507	$-
Derivative instruments, net	-	-	-
Total assets	$-	$507	$-

Liabilities
Deferred compensation plan liability	$-	$(3,990)	$-
Derivative instruments, net	-	(9,762)	-
Purchase price payable	-	-	(4,985)
Total liabilities	$-	$(13,752)	$(4,985)

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Purchase Price Payable — The Company recorded purchase price payables related to the acquisitions of iKnowtion, Guidon and TSG. These purchase price payables were recognized at fair value using a discounted cash flow approach and a discount rate of 4.6% or 21.0%. These measurements were based on significant inputs not observable in the market. The Company will record interest expense each period using the effective interest method until the future value of these purchase price payables reaches their expected future value of $14.5 million. Interest expense related to all recorded purchase price payables is included in Interest expense in the Consolidated Statements of Comprehensive Income.

The Company also had a future payable related to the purchase of PRG. As part of the PRG acquisition, the Company paid the previously recognized purchase price payable of $5.0 million on March 1, 2012. The Company recorded interest expense each period using the effective interest rate method until the payable reached the $5.0 million payment.

(11)       INCOME TAXES

The sources of pre-tax accounting income are as follows (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010
Domestic	$(8,336)	$3,225	$19,891
Foreign	82,198	88,329	62,078
Total	$73,862	$91,554	$81,969

The components of the Company’s (Benefit from) provision for income taxes are as follows (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010
Current (benefit from) provision for
Federal	$(2,211)	$(10,371)	$9,612
State	(1,013)	297	1,391
Foreign	809	21,695	20,458
Total current (benefit from) provision for	(2,415)	11,621	31,461
Deferred (benefit from) provision for
Federal	1,215	(838)	(128)
State	64	(44)	(17)
Foreign	1,075	2,540	(2,885)
Total deferred (benefit from) provision for	2,354	1,658	(3,030)
Total (benefit from) provision for income taxes	$(61)	$13,279	$28,431

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The following reconciles the Company’s effective tax rate to the federal statutory rate (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010
Income tax per U.S. federal statutory rate (35%)	$25,852	$32,044	$28,689
State income taxes, net of federal deduction	(345)	875	2,079
Change in valuation allowances	(315)	(79)	5,645
Foreign income taxes at different rates than the U.S.	(24,507)	(18,136)	(12,499)
Foreign withholding taxes	2,876	2,177	989
Increase to current/deferred tax assets due to Implementation of tax planning strategies	-	-	(4,910)
Losses in international markets without tax benefits	4,329	1,094	964
Nondeductible compensation under Section 162(m)	1,451	2,408	1,002
Liabilities for uncertain tax positions	(2,988)	1,875	(2,695)
Permanent difference related to foreign exchange gains	(13)	(45)	(46)
(Income) losses of foreign branch operations	(4,263)	70	2,340
Non-taxable earnings of minority interest	(213)	390	(603)
Foreign dividend less foreign tax credits	(2,935)	(5,294)	5,344
Increase in deferred tax liability - branch losses in UK	(1,012)	18	2,586
Decrease (increase) to deferred tax asset - change in tax rate	946	-	(588)
IRS settlement on prior year refund claims	-	(11,700)	-
Canada CRA tax decision	-	8,680	-
State income tax credits and net operating losses	709	-	-
Other	367	(1,098)	134
Income tax per effective tax rate	$(61)	$13,279	$28,431

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The Company’s deferred income tax assets and liabilities are summarized as follows (amounts in thousands):

	Year Ended December 31,
	2012	2011
Deferred tax assets, gross
Accrued workers compensation, deferred compensation and employee benefits	$5,363	$4,720
Allowance for doubtful accounts, insurance and other accruals	5,787	6,017
Depreciation and amortization	4,366	8,377
Amortization of deferred rent liabilities	1,586	1,472
Net operating losses	21,637	15,932
Equity compensation	6,174	7,389
Customer acquisition and deferred revenue accruals	13,542	10,252
Federal and state tax credits, net	17,545	15,965
Unrealized losses on derivatives	-	2,679
Other	13,420	11,284
Total deferred tax assets, gross	89,420	84,087
Valuation allowances	(20,909)	(16,555)
Total deferred tax assets, net	68,511	67,532
Deferred tax liabilities
Long-term lease obligations	10	(23)
Unrealized gains on derivatives	(7,464)	-
Contract acquisition costs	(7,847)	(6,015)
Future losses in UK	(3,559)	(4,571)
Other	(3,423)	(5,349)
Total deferred tax liabilities	(22,283)	(15,958)
Net deferred tax assets	$46,228	$51,574

Quarterly, the Company assesses the likelihood by jurisdiction that its net deferred tax assets will be recovered. Based on the weight of all available evidence, both positive and negative, the Company records a valuation allowance against deferred tax assets when it is more-likely-than-not that a future tax benefit will not be realized.

As of December 31, 2012 the Company had approximately $25.2 million of net deferred tax assets in the U.S. and $21.0 million of net deferred tax assets related to certain international locations whose recoverability is dependent upon their future profitability. As of December 31, 2012 the deferred tax valuation allowance was $20.9 million and related primarily to tax losses in foreign jurisdictions and U.S. federal and state tax credits which do not meet the “more-likely-than-not” standard under current accounting guidance. The utilization of these state tax credits are subject to numerous factors including various expiration dates, generation of future taxable income over extended periods of time and state income tax apportionment factors which are subject to change.

When there is a change in judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. In 2012, the Company made adjustments to its deferred tax assets and corresponding valuation allowances. The net increase to the valuation allowance of $4.4 million was due to a $1.2 million decrease in certain state credits and NOLs that do not meet the “more-likely-than-not” standard, a $0.6 million increase in valuation allowance in PRG Turkey for deferred tax assets that do not meet the “more-likely-than-not” standard, a $4.5 million increase in valuation allowance in Spain for deferred tax assets that do not meet the “more-likely-than-not” standard, a $0.3 million increase in the valuation allowance related to certain federal tax credits, and a $0.2 million increase in the valuation allowance in certain other foreign jurisdictions.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Activity in the Company’s valuation allowance accounts consists of the following (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010
Beginning balance	$16,555	$22,636	$20,363
Additions of deferred income tax expense	5,560	1,402	3,661
Reductions of deferred income tax expense	(1,206)	(7,483)	(1,388)
Ending balance	$20,909	$16,555	$22,636

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

On July 31, 2012 the Company entered into a unilateral Advance Pricing Agreement (“APA”) with the Australian Tax Office (“ATO”) that covers the intercompany transfer price TeleTech Australia will pay affiliates operating in other tax jurisdictions for subcontracted services. The agreement will preclude the ATO from making a transfer pricing adjustment to transactions within the scope of this agreement. This agreement is effective for five years beginning January 1, 2011. During the period January 1, 2011 through June 30, 2012, TeleTech Australia recorded payments for services performed by affiliates outside Australia according to intercompany service agreements in effect at the time and subsequently measured the tax benefit related to these tax positions in accordance with accounting for income tax contingencies. As a result of this APA, during the third quarter of 2012 the Company recognized a benefit of $3.0 million of which $2.0 million had been previously recorded as a contingency for the uncertain tax position. In addition, on September 28, 2012, the Company filed an amended 2010 income tax return in Australia to increase the payment for intercompany services due to the Philippines resulting in an additional tax refund and income tax benefit of $4.6 million. This refund was received during the fourth quarter of 2012. Finally, during the fourth quarter of 2012, the Company entered into a unilateral APA with the New Zealand Inland Revenue office covering similar transactions and time periods. As a result of this agreement, the Company recognized an additional $0.3 million in tax benefit.

As of December 31, 2012, after consideration of all tax loss and tax credit carry back opportunities, the Company had net tax loss carry forwards worldwide expiring as follows (amounts in thousands):

2013	$390
2014	4,396
2015	5,723
2016	1,351
After 2016	19,036
No expiration	20,531
Total	$51,427

As of December 31, 2012, domestically, the Company had federal tax credit carry forwards in the amount of $5.4 million that if unused will expire in 2020, $4.5 million that if unused will expire in 2021 , and $2.0 million that if unused will expire in 2022. The Company also had state tax credit carry-forwards of $3.9 million that if unused will expire between 2013 and 2023.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

As of December 31, 2012 the cumulative amount of foreign earnings considered permanently invested outside the U.S. was $307.1 million. Those earnings do not include earnings from certain subsidiaries which the Company intends to repatriate to the U.S. or are otherwise considered available for distribution to the U.S. Accordingly, no provision for U.S. federal or state income taxes or foreign withholding taxes has been provided on these undistributed earnings. If these earnings become taxable in the U.S, the Company would be subject to incremental tax expense, after any applicable foreign tax credit, and foreign withholding tax expense. It is not practicable to estimate the additional taxes that may become payable upon the eventual remittance of these foreign earnings.

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and Costa Rica. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted 16 separate agreements with an initial period of four years and additional periods for varying years, expiring at various times between 2011 and 2017. The aggregate effect on income tax expense for the years ended December 31, 2012, 2011 and 2010 was approximately $20.1 million, $14.0 million and $7.6 million, respectively, which had a favorable impact on diluted net income per share of $0.36, $0.25 and $0.13, respectively.

Accounting for Uncertainty in Income Taxes

In accordance with ASC 740, the Company has recorded a reserve for uncertain tax positions. The total amount of interest and penalties recognized in the accompanying Consolidated Statements of Comprehensive Income as of December 31, 2012, 2011 and December 31, 2010 was approximately $40 thousand, $0.1 million and $0.1 million, respectively, and the total amount of interest and penalties recognized in the accompanying Consolidated Balance Sheets as of December 31, 2012 and 2011 was approximately $40 thousand and $0.6 million, respectively.

The Company had a reserve for uncertain tax benefits, on a net basis, of $0.4 million and $3.3 million for the years ended December 31, 2012 and 2011, respectively. The liability for uncertain tax positions was reduced by $2.9 million in 2012 for tax positions that were resolved favorably or expired.

The tabular reconciliation of the reserve for uncertain tax benefits on a gross basis for the year ended December 31, 2012 is presented below (amounts in thousands):

Balance as of December 31, 2009	$22,032
Additions for current year tax positions	28
Reductions in prior year tax positions	(13,025)
Balance as of December 31, 2010	9,035
Additions for current year tax positions	2,202
Reductions in prior year tax positions	(8,502)
Balance as of December 31, 2011	2,735
Additions for current year tax positions	369
Reductions in prior year tax positions	(2,746)
Balance as of December 31, 2012	$358

At December 31, 2012, the amount of uncertain tax benefits that, if recognized, would reduce tax expense was $0.4 million. Within the next 12 months, it is not expected that unrecognized tax benefits will change as the result of the expiration of various statutes of limitation.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The Company and its domestic and foreign subsidiaries (including Percepta LLC and its domestic and foreign subsidiaries) file income tax returns as required in the U.S. federal jurisdiction and various state and foreign jurisdictions. The following table presents the major tax jurisdictions and tax years that are open as of December 31, 2012 and subject to examination by the respective tax authorities:

Tax Jurisdiction	Tax Year Ended
United States	2009 to present
Argentina	2007 to present
Australia	2008 to present
Brazil	2007 to present
Canada	2005 to present
Mexico	2007 to present
Philippines	2010 to present
Spain	2008 to present

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2009 to present, remain open tax years subject to IRS audit. The Company has been notified of the intent to audit, or is currently under audit of income taxes in Canada. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

(12)       RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the years ended December 31, 2012, 2011 and 2010, the Company undertook a number of restructuring activities primarily associated with reductions in the Company’s capacity and workforce in both the Customer Management Services and Customer Growth Services segments to better align the capacity and workforce with current business needs.

During the second quarter of 2012, the Company made the decision to cease operations in Spain and terminated the contracts with its clients. The Company notified the employees and commenced severance procedures as required under Spanish law. The Company recorded $14.7 million of severance expense and $0.4 million of center closure expenses for the year ended December 31, 2012 of which $13.5 million was paid and the remaining $1.6 million was included in Other accrued expenses in the Consolidated Balance Sheets as of December 31, 2012.

A summary of the expenses recorded in Restructuring, net in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, respectively, is as follows (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010
Reduction in force
Customer Management Services	$22,371	$3,444	$13,050
Customer Growth Services	201	133	15
Customer Technology Services	60	-	2
Customer Strategy Services	-	-	-
Total	$22,632	$3,577	$13,067

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2012	2011	2010
Facility exit charges
Customer Management Services	$243	$74	$409
Customer Growth Services	-	-	-
Customer Technology Services	-	-	-
Customer Strategy Services	-	-	-
Total	$243	$74	$409

A rollforward of the activity in the Company’s restructuring accruals for the years ended December 31, 2012 and 2011, respectively, is as follows (amounts in thousands):

	Closure of Delivery Centers	Reduction in Force	Total

Balance as of December 31, 2010	$695	$8,267	$8,962
Expense	74	3,933	4,007
Payments	(354)	(10,192)	(10,546)
Changes in estimates	-	(356)	(356)
Balance as of December 31, 2011	415	1,652	2,067
Expense	618	22,632	23,250
Payments	(658)	(20,205)	(20,863)
Changes in estimates	(375)	-	(375)
Balance as of December 31, 2012	$-	$4,079	$4,079

The remaining restructuring accruals are expected to be paid or extinguished during 2013 and are all classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

Impairment Losses

During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain delivery centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of its asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During 2012, 2011 and 2010, the Company recognized impairment losses related to leasehold improvement assets of $1.2 million, $0.2 million, and $1.4 million, respectively, in its Customer Management Services segment.

During the 2012, the Company elected to rebrand the Direct Alliance Corporation (“DAC”) subsidiary to Revana™. The future cash flows associated with the trade name indefinite-lived intangible asset was less than the asset’s carrying value, thus the $1.8 million asset was impaired as of March 31, 2012. This expense was included in the Impairment losses in the Consolidated Statements of Comprehensive Income.

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

The Credit Agreement provides for a secured revolving credit facility that matures on September 30, 2015 with a maximum aggregate commitment of $500.0 million. At the Company’s discretion, direct borrowing options under the Credit Agreement include (i) Eurodollar loans with one, two, three, and six month terms, and/or (ii) overnight base rate loans. The Credit Agreement also provides for a sub-limit for loans or letters of credit in both U.S. dollars and certain foreign currencies, with direct foreign subsidiary borrowing capabilities up to 50% of the total commitment amount.

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

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, stock repurchases and other strategic activities, such as the acquisitions described in Note 2. As of December 31, 2012, and 2011, the Company had borrowings of $108.0 million and $64.0 million, respectively, under its Credit Agreement, and its average daily utilization was $154.5 million and $112.4 million for the years ended December 31, 2012 and 2011, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $3.8 million, the Company’s remaining borrowing capacity was $388.2 million as of December 31, 2012. As of December 31, 2012, the Company was in compliance with all covenants and conditions under its Credit Agreement.

From time-to-time, the Company has unsecured, uncommitted lines of credit to support working capital for a few foreign subsidiaries. As of December 31, 2012 and 2011, no foreign loans were outstanding.

(14)       DEFERRED REVENUE AND COSTS

Deferred revenue in the accompanying Consolidated Balance Sheets consist of the following (amounts in thousands):

	December 31,
	2012	2011
Deferred Revenue - Current	$26,892	$15,895
Deferred Revenue - Long-term	21,880	13,976
Total Deferred Revenue	$48,772	$29,871

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Activity for the Company’s Deferred revenue was as follows (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance, beginning of year	$29,871	$8,550	$15,667
Add: Amounts deferred due to new business	55,923	67,058	8,761
Less: Revenue recognized	(37,051)	(45,741)	(15,962)
Net increase/(decrease) in deferred revenue	18,872	21,317	(7,201)
Effect of foreign currency	29	4	84
Balance, end of year	$48,772	$29,871	$8,550

Deferred costs in the accompanying Consolidated Balance Sheets consist of the following (amounts in thousands):

	December 31,
	2012	2011
Deferred Costs - Current	$12,996	$8,574
Deferred Costs - Long-term	11,625	10,030
Total Deferred Costs	$24,621	$18,604

Activity for the Company’s Deferred costs was as follows (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance, beginning of year	$18,604	$4,733	$4,873
Add: Amounts deferred due to new business	26,211	24,569	4,476
Less: Recognized expense	(20,220)	(10,701)	(4,636)
Net increase/(decrease) in deferred costs	5,991	13,868	(160)
Effect of foreign currency	26	3	20
Balance, end of year	$24,621	$18,604	$4,733

(15)       COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of December 31, 2012, outstanding letters of credit under the Credit Agreement totaled $3.8 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of December 31, 2012, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.9 million.

Guarantees

Indebtedness under the Credit Agreement is guaranteed by certain of the Company’s present and future domestic subsidiaries.

Legal Proceedings

From time to time, we have been involved in claims and lawsuits, both as plaintiff and defendant, which arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed both probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, we believe that the disposition or ultimate resolution of such claims or lawsuits will not have a material adverse effect on our financial position, cash flows or results of operations. All legal fees are expensed as incurred.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

In 2009, the municipality of Sao Paulo, Brazil assessed the Company’s Brazilian subsidiary a services tax on certain equipment rental income earned in 2004 and 2005. In March 2011, the Company’s Brazilian subsidiary filed a tax annulment action in the Sao Paulo municipal court to challenge the assessment of services taxes on rental income. Further, in order to halt the possibility of any further interest being charged against the alleged due tax assessments, the Company’s Brazilian subsidiary gave a bank guarantee of 6.9 million Brazilian reais (approximately $3.5 million USD) as of December 31, 2012. In the second quarter of 2012, the Sao Paulo municipal court issued a ruling in favor of Sao Paulo on this tax annulment action, which ruling the Company’s Brazilian subsidiary has challenged. The Company’s Brazilian subsidiary filed this challenge in the state court of Sao Paulo which is not bound by the decision of the Sao Paulo municipal court and where a ruling is not expected for the next one to two years. Based on an opinion received from legal counsel in Brazil, the Company believes that (i) the ruling issued by the Sao Paulo municipal court was incorrect and in contravention of a Brazil Supreme Court ruling concerning the invalidity of services taxes on rental income, (ii) the Brazilian subsidiary has valid defenses against the assessed services taxes and (iii) that payment of these services taxes is not probable. Accordingly, the Company has not recorded an expense in the year ended December 31, 2012 for the Sao Paulo services tax assessment.

On October 12, 2012, an amended class action complaint was filed in the Superior Court of the State of California, County of Santa Clara, against TeleTech Services Corp. and Google Inc. (“Google”), as co-defendants. The action alleges that the defendants violated California Penal Code Section 632 by recording telephone calls made on behalf of Google to residents in California without disclosing that the calls might be recorded. The plaintiff seeks class certification, cash statutory damages and attorney fees. Pursuant to the Company’s agreement with Google, Google has made a claim for full indemnification from the Company for all expenses incurred by Google in connection with the lawsuit. The ultimate outcome of this litigation, and consequently, an estimate of the possible loss, if any, related to this litigation, cannot reasonably be determined at this time. The Company intends to vigorously defend itself in these proceedings.

(16)       LEASES

The Company has various operating leases primarily for equipment, delivery centers and office space, which generally contain renewal options. Rent expense under operating leases was approximately $33.1 million, $30.0 million and $30.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

In 2008, the Company sub-leased one of its delivery centers to a third party for the remaining term of the original lease. The sub-lease began on January 1, 2009 and rental income received over the term of the lease will be recognized on a straight-line basis. Future minimum sub-lease rental receipts are shown in the table below.

The future minimum rental payments and receipts required under non-cancelable operating leases as of December 31, 2012 are as follows (amounts in thousands):

	Operating Leases	Sub-Lease Income
2013	$23,699	$(1,823)
2014	20,187	(1,823)
2015	13,924	(2,234)
2016	10,659	(2,234)
2017	6,467	(2,234)
Thereafter	7,621	(7,615)
Total	$82,557	$(17,963)

In addition, the Company records operating lease expense on a straight-line basis over the life of the lease as described in Note 1. The deferred lease liability as of December 31, 2012 and 2011 was $8.6 million and $6.7 million, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Asset Retirement Obligations

The Company records asset retirement obligations (“ARO”) for its delivery center leases. Capitalized costs related to ARO’s are included in Other long-term assets in the accompanying Consolidated Balance Sheets while the ARO liability is included in Other long-term liabilities in the accompanying Consolidated Balance Sheets. Following is a summary of the amounts recorded (amounts in thousands):

	Balance at December 31, 2011	Additions and Modifications	Accretion	Settlements	Balance at December 31, 2012

ARO liability total	$2,082	$-	$51	$(72)	$2,061

	Balance at December 31, 2010	Additions and Modifications	Accretion	Settlements	Balance at December 31, 2011

ARO liability total	$2,300	$287	$23	$(528)	$2,082

Increases to ARO result from a new lease agreement or modifications on an ARO from a preexisting lease agreement. Modifications to ARO liabilities and accumulated accretion occur when lease agreements are amended or when assumptions change, such as the rate of inflation. Modifications are accounted for prospectively as changes in estimates. Settlements occur when leased premises are vacated and the actual cost of restoration is paid. Differences between the actual costs of restoration and the balance recorded as ARO liabilities are recognized as gains or losses in the accompanying Consolidated Statements of Comprehensive Income.

(17)       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes Accumulated other comprehensive income (loss) for the periods indicated (amounts in thousands):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Other	Totals
Accumulated other comprehensive income (loss) at December 31, 2009	$7,377	$4,467	$(1,331)	$10,513

Gross changes	7,990	4,583	(792)	11,781
Tax	-	(1,960)	-	(1,960)
Other comprehensive income (loss), net of tax	7,990	2,623	(792)	9,821
Accumulated other comprehensive income (loss) at December 31, 2010	15,367	7,090	(2,123)	20,334

Gross changes	(12,057)	(21,337)	(655)	(34,049)
Liquidation of foreign subsidiary	(154)	-	-	(154)
Tax	-	8,395	-	8,395
Other comprehensive income (loss), net of tax	(12,211)	(12,942)	(655)	(25,808)
Accumulated other comprehensive income (loss) at December 31, 2011	3,156	(5,852)	(2,778)	(5,474)

Gross changes	12,517	25,266	527	38,310
Tax	-	(9,855)	-	(9,855)
Other comprehensive income (loss), net of tax	12,517	15,411	527	28,455
Accumulated other comprehensive income (loss) at December 31, 2012	$15,673	$9,559	$(2,251)	$22,981

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(18)       NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010

Shares used in basic earnings per share calculation	54,738	56,669	60,361
Effect of dilutive securities:
Stock options	378	727	874
Restricted stock units	424	564	557
Performance-based restricted stock units	-	3	-
Total effects of dilutive securities	802	1,294	1,431
Shares used in dilutive earnings per share calculation	55,540	57,963	61,792

For the years ended December 31, 2012, 2011 and 2010, 0.1 million, 0.1 million and 0.1 million, respectively, of options to purchase shares of common stock were outstanding but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the years ended December 31, 2012, 2011 and 2010, restricted stock units of 0.8 million, 0.6 million, and 1.1 million, respectively, were outstanding but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the years ended December 31, 2012, 2011 and 2010, there were no performance-based restricted stock units outstanding but not included in the computation of diluted net income per share. For the years ended December 31, 2012, 2011 and 2010, restricted stock units that vest based on the Company achieving specified operating income performance targets of 0.1 million, 0.1 million and 0.1 million, respectively, were outstanding but not included in the computation of diluted net income per share because they were determined not to be contingently issuable.

(19)       EMPLOYEE COMPENSATION PLANS

Employee Benefit Plan

The Company currently has one 401(k) profit-sharing plan that allows participation by U.S. employees who have completed six months of service, as defined, and are 21 years of age or older. Participants may defer up to 75% of their gross pay, up to a maximum limit determined by U.S. federal law. Participants are also eligible for a matching contribution. The Company may from time to time, at its discretion, make a “matching contribution” based on the amount and rate of the elective deferrals. The Company determines how much, if any, it will contribute for each dollar of elective deferrals. Participants vest in matching contributions over a three-year period. Company matching contributions to the 401(k) plan(s) totaled $3.0 million, $1.9 million and $2.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

In May 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”). Upon adoption of the 2010 Plan, all authorized and unissued equity in both the 1995 Option Plan and the 1999 Plan was cancelled. An aggregate of 4.0 million shares of common stock has been reserved for issuance under the 2010 Plan, which permits the award of incentive stock options, non-qualified stock options, stock appreciation rights, shares of restricted common stock and RSUs. As of December 31, 2012, a total of 4.0 million shares were authorized and 2.3 million shares were available for issuance under the 2010 Plan.

For the years ended December 31, 2012, 2011, and 2010, the Company recorded total equity-based compensation expense under all equity-based arrangements (stock options and RSUs) of $13.4 million, $15.9 million and $13.4 million, respectively. For 2012, of the total compensation expense, $1.9 million was recognized in Cost of services and $11.5 million was recognized in Selling, general and administrative in the Consolidated Statements of Comprehensive Income. For 2011 and 2010, the Company recognized the total compensation expense in Selling, general and administrative in the Consolidated Statements of Comprehensive Income. For the years ended December 31, 2012, 2011, and 2010, the Company recognized a tax benefit under all equity-based arrangements (stock options and RSUs) of $5.7 million, $11.6 million and $5.2 million, respectively.

Restricted Stock Units

2010, 2011 and 2012 RSU Awards:  The Company granted RSUs in 2010, 2011 and 2012 to new and existing employees that vest over four or five years. The Company also granted RSUs in 2010, 2011 and 2012 to members of the Board of Directors that vest over one year. In 2011 the Company granted 43,500 performance-based RSUs to eLoyalty employees that vest in equal installments over four years based on eLoyalty achieving specified revenue and operating income performance targets. The Company also granted 100,000 performance-based RSUs to a key employee in 2011 that vests based on the Company achieving specified revenue and operating income performance in 2014. There were no performance-based RSUs issued in 2010 and 2012. All RSUs vested during the year ended December 31, 2012 were issued out of treasury stock.

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

The weighted average grant-date fair value of RSUs, including performance-based RSUs, granted during the years ended December 31, 2012, 2011, and 2010 was $15.91, $19.49, and $17.82. The total intrinsic value and fair value of RSUs vested during the years ended December 31, 2012, 2011, and 2010 was $15.5 million, $13.9 million, and $10.6 million.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

A summary of the status of the Company’s non-vested RSUs and performance-based RSUs and activity for the year ended December 31, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested as of December 31, 2011	2,546,872	$18.48
Granted	704,262	$15.91
Vested	(862,247)	$18.02
Cancellations/expirations	(303,375)	$15.44
Unvested as of December 31, 2012	2,085,512	$19.04

As of December 31, 2012, there was approximately $26.5 million of total unrecognized compensation expense and approximately $37.1 million in total intrinsic value related to non-vested RSU grants. The unrecognized compensation expense will be recognized over the remaining weighted-average vesting period of 1.6 years using the straight-line method.

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

Year Ended December 31,
2011
Risk-free interest rate	2.1%
Expected life in years	1.3 - 2.7
Expected volatility	54.4%
Dividend yield	0.0%
Weighted-average volatility	54.4%

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

A summary of stock option activity for the year ended December 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term in Years	Aggregate Intrinsic Value (000’s)

Outstanding as of December 31, 2011	1,462,508	$ 12.98
Exercises	(121,109)	$ 11.33
Post-vest cancellations/expirations	(30,700)	$ 11.84
Outstanding as of December 31, 2012	1,310,699	$ 13.16	3.7	$6,674

Vested and exercisable as of December 31, 2012	1,160,699	$ 12.62	3.0	$6,533

The weighted-average grant-date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $0, $8.68 and $0 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.6 million, $12.6 million and $2.3 million, respectively. The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $0, $0.1 million and $0.7 million, respectively.

As of December 31, 2012, there was approximately $0.6 million of unrecognized compensation expense related to non-vested stock options. The unrecognized compensation expense will be recognized over the remaining weighted-average derived service period of 1.5 years using the straight-line method.

Cash received from option exercises under the Plans for the years ended December 31, 2012, 2011 and 2010 was $1.4 million, $14.8 million and $2.8 million, respectively. The recognized tax benefit from option exercises for the years ended December 31, 2012, 2011 and 2010 was $0.2 million, $5.0 million and $1.0 million, respectively. Shares issued for options exercised during the year ended December 31, 2012 were issued out of treasury stock.

(20)       STOCK REPURCHASE PROGRAM

Stock Repurchase Program

The Company has a stock repurchase program, which was initially authorized by the Company’s Board of Directors in November 2001. As of December 31, 2012, the cumulative authorized repurchase allowance was $537.3 million. During the year ended December 31, 2012, the Company purchased 5.0 million shares for $81.2 million. Since inception of the program, the Company has purchased 37.2 million shares for $511.9 million. As of December 31, 2012, the remaining allowance under the program was approximately $25.4 million. For the period from January 1, 2013 through February 21, 2013, the Company has not purchased any additional shares. The stock repurchase program does not have an expiration date.

(21)       RELATED PARTY TRANSACTIONS

The Company has entered into an agreement under which Avion, LLC (“Avion”) provides certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has a direct 100% beneficial ownership interest in Avion. During 2012, 2011 and 2010, the Company paid $0.9 million, $1.5 million and $1.5 million, respectively, to Avion for services provided to the Company. There was $0.2 million outstanding to Avion as of December 31, 2012.

During 2012, the Company entered into a client contract with Business Controls to provide consulting and other services. The majority owner of Business Controls is a company which is owned and controlled by Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company. During 2012, the Company generated revenue of $0.1 million from this contract.

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

(22)       OTHER FINANCIAL INFORMATION

Self-insurance liabilities of the Company which are included in Accrued employee compensation and benefits and Other accrued expenses in the accompanying Consolidated Balance Sheets were as follows (amounts in thousands):

	December 31,
	2012	2011
Worker’s compensation	$2,179	$2,507
Employee health and dental insurance	4,926	3,324
Other insurance	915	1,225
Total self-insurance liabilities	$8,020	$7,056

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

On September 9, 2010, Newgen settled a legal claim for $3.6 million that was paid for by the Company on behalf of Newgen. As a result of the legal settlement, the Company recognized a $5.9 million gain in Other income (expense), net and a $2.3 million expense in Provision for income taxes for the year 2010. As of December 31, 2012 and 2011, the Company’s negative investment in Newgen was $0.1 million and is included in Other long-term liabilities in the accompanying Consolidated Balance Sheets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(24)       QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present certain quarterly financial data for the year ended December 31, 2012 (amounts in thousands except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$292,654	$288,798	$286,268	$295,261
Cost of services	211,895	209,121	201,766	212,021
Selling, general and administrative	48,135	45,709	43,845	44,945
Depreciation and amortization	10,116	10,229	10,695	10,126
Restructuring charges, net	1,958	16,296	2,440	2,181
Impairment losses	1,800	997	161	—
Income from operations	18,750	6,446	27,361	25,988
Other income (expense)	(80)	(1,470)	(1,252)	(1,881)
(Provision) benefit for income taxes	(1,853)	1,272	3,611	(2,969)
Non-controlling interest	(936)	(925)	(1,291)	(756)
Net income attributable to TeleTech stockholders	$15,881	$5,323	$28,429	$20,382

Weighted average shares outstanding
Basic	56,493	55,125	54,093	53,262
Diluted	57,418	55,712	54,905	54,196

Net income per share attributable to TeleTech stockholders
Basic	$0.28	$0.10	$0.53	$0.38
Diluted	$0.28	$0.10	$0.52	$0.38

Included in Cost of services expense in the second quarter is a $4.6 million reduction related to a change in estimate for employee related expenses in connection with an authoritative ruling in Spain.

Included in the (Provision) benefit for Income Taxes in the third quarter is a $7.6 million benefit related to Australia and New Zealand Transfer Pricing Arrangements and a $1.4 million benefit from the release of uncertain tax positions. Also in the fourth quarter a $1.9 million benefit related to return to provision adjustments, and $0.1 million of expense related to other discrete items. Also included are benefits related to restructuring charges in the first quarter of $1.3 million, $6.5 million in the second quarter, $0.8 million in the third quarter, and $0.6 million in the fourth quarter.

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

Included in the Provision for Income Taxes for the first and fourth quarter is an increase of $9.0 million and a decrease of $0.4 million respectively related to the adverse decision by the Canadian Revenue Agency in regards to the Company’s attempt to recover taxes paid to Canada with respect to the years 2001 and 2002.  Also included in the Provision for income taxes in the first, second and third quarter is a reduction in expense related to the mediated settlement reached with the IRS concerning tax refund claims of $2.9 million, $5.7 million and $3.0 million respectively.  Also included in the third quarter is a $1.4 million benefit related to the Company’s 2010 foreign earnings repatriation.

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
10.01

TeleTech Holdings, Inc. Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.7 to TeleTech’s Form S-1 Registration Statement (Registration No. 333-04097) filed on May 20, 1996)**

10.02

TeleTech Holdings, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-113432) filed on March 9, 2004)**

10.03

TeleTech Holdings, Inc. Directors Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)**

10.04*	TeleTech Holdings, Inc. Amended and Restated 1999 Stock Option and Incentive Plan**
10.05	Amendment to 1999 Stock Option and Incentive Plan dated February 11, 2009 (incorporated by reference to Exhibit 10.05 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**
10.06	TeleTech Holdings, Inc. 2010 Equity Incentive Plan (incorporated by reference to Appendix A to TeleTech’s Definitive Proxy Statement, filed April 12, 2010)**
10.07	Form of Restricted Stock Unit Agreement (effective in 2007 and 2008) (incorporated by reference to Exhibit 10.05 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**
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

10.17	Amendment dated September 17, 2008 to Stock Option Agreement between James E. Barlett

Exhibit No.	Description
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

10.22	Form of Indemnification Agreement with Directors (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on February 22, 2010)**
10.23	Form of Amendment to Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to TeleTech’s Current Report on Form 8-K filed on February 22, 2010)**
10.24	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to TeleTech’s Current Report on Form 8-K filed on February 22, 2010)**
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

Exhibit No.	Description
10.34

Non-Qualified Stock Option Agreement dated as of November 15, 2011 between TeleTech Holdings, Inc. and Regina Paolillo (Option Agreement)(incorporated by reference to Exhibit 10.3 to TeleTech’s Current Report on Form 8-K/A filed November 21, 2011)**

10.35

General Release Agreement between Carol Kline and TeleTech Holdings, Inc. effective as of January 26, 2012 (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed January 31, 2012)**

10.36

First Amendment Agreement, dated as of March 27, 2012, among TeleTech Holdings, Inc., each foreign borrower party thereto, KeyBank National Association, as Joint Lead Arranger, Sole Book Runner and Administrative Agent, Wells Fargo Securities LLC, as Joint Lead Arranger and Wells Fargo Bank, N.A., Co-Syndication Agent, Bank of America, N.A., as Co-Syndication Agent, Compass Bank, as Co-Documentation Agent and JPMorgan Chase Bank, N.A., as Co-Documentation Agent (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on April 2, 2012)

10.37

Employment Agreement between Brian Shepherd and TeleTech Services Corporation effective as of January 28, 2013 (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed January 23, 2013)**

21.1*	List of subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Rule 13a-14(a) Certification of CEO of TeleTech
31.2*	Rule 13a-14(a) Certification of CFO of TeleTech
32.1*	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.2*	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*                             Filed herewith.

**                        Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.

***                     Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (ii) Consolidated Balance Sheets as of December 31, 2012 and 2011, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (v) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.