Form 10-Q
period 2013-03-31
TELETECH HOLDINGS INC
filed 2013-05-01
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 25, 2013, there were 52,181,147 shares of the registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

MARCH 31, 2013 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$170,551	$164,485
Accounts receivable, net	245,836	251,206
Prepaids and other current assets	62,583	58,702
Deferred tax assets, net	5,406	14,169
Income tax receivable	15,904	14,982
Total current assets	500,280	503,544

Long-term assets
Property, plant and equipment, net	108,351	112,276
Goodwill	95,191	94,679
Contract acquisition costs, net	1,607	1,860
Deferred tax assets, net	43,086	35,429
Other long-term assets	98,980	99,385
Total long-term assets	347,215	343,629
Total assets	$847,495	$847,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,219	$23,494
Accrued employee compensation and benefits	62,354	71,621
Other accrued expenses	26,580	29,056
Income taxes payable	12,927	12,650
Deferred tax liabilities, net	323	341
Deferred revenue	27,224	26,892
Other current liabilities	8,098	7,351
Total current liabilities	157,725	171,405

Long-term liabilities
Line of credit	115,000	108,000
Deferred tax liabilities, net	2,391	3,029
Deferred rent	8,707	8,589
Other long-term liabilities	50,064	55,813
Total long-term liabilities	176,162	175,431
Total liabilities	333,887	346,836

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock - $0.01 par value: 10,000,000 shares authorized; zero shares outstanding as of March 31, 2013 and December 31, 2012	—	—
Common stock - $0.01 par value; 150,000,000 shares authorized; 52,200,947 and 52,288,567 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	521	522
Additional paid-in capital	345,158	350,714
Treasury stock at cost: 29,851,306 and 29,763,686 shares as of March 31, 2013 and December 31, 2012, respectively	(432,866)	(428,716)
Accumulated other comprehensive income	28,547	22,981
Retained earnings	558,752	540,791
Noncontrolling interest	13,496	14,045
Total stockholders’ equity	513,608	500,337
Total liabilities and stockholders’ equity	$847,495	$847,173

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenue	$288,383	$292,654

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	208,232	211,895
Selling, general and administrative	45,747	48,135
Depreciation and amortization	10,555	10,116
Restructuring charges, net	851	1,958
Impairment losses	—	1,800
Total operating expenses	265,385	273,904

Income from operations	22,998	18,750

Other income (expense)
Interest income	669	760
Interest expense	(1,865)	(1,098)
Other income (expense), net	(808)	258
Total other income (expense)	(2,004)	(80)

Income before income taxes	20,994	18,670

Provision for income taxes	(2,391)	(1,853)

Net income	18,603	16,817

Net income attributable to noncontrolling interest	(642)	(936)

Net income attributable to TeleTech stockholders	$17,961	$15,881

Other comprehensive income (loss)
Net income	$18,603	$16,817
Foreign currency translation adjustment	3,134	8,751
Derivative valuation, gross	3,390	11,671
Derivative valuation, tax effect	(1,210)	(4,574)
Other, net of tax	162	345
Total other comprehensive income	5,476	16,193
Total comprehensive income	24,079	33,010

Comprehensive income attributable to noncontrolling interest	(552)	(948)

Comprehensive income attributable to TeleTech stockholders	$23,527	$32,062

Weighted average shares outstanding
Basic	52,347	56,493
Diluted	53,217	57,418

Net income per share attributable to TeleTech stockholders
Basic	$0.34	$0.28
Diluted	$0.34	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Stockholders’ Equity of the Company
	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Income	Earnings	interest	Equity

Balance as of December 31, 2012	—	$—	52,288	$522	$(428,716)	$350,714	$22,981	$540,791	$14,045	$500,337
Net income	—	—	—	—	—	—	—	17,961	642	18,603
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(1,109)	(1,109)
Foreign currency translation adjustments	—	—	—	—	—	—	3,224	—	(90)	3,134
Derivatives valuation, net of tax	—	—	—	—	—	—	2,180	—	—	2,180
Vesting of restricted stock units	—	—	340	3	4,851	(8,813)	—	—	—	(3,959)
Exercise of stock options	—	—	59	1	844	(306)	—	—	—	539
Excess tax benefit from equity-based awards	—	—	—	—	—	414	—	—	—	414
Equity-based compensation expense	—	—	—	—	—	3,149	—	—	8	3,157
Purchases of common stock	—	—	(487)	(5)	(9,845)	—	—	—	—	(9,850)
Other	—	—	—	—	—	—	162	—	—	162
Balance as of March 31, 2013	—	$—	52,200	$521	$(432,866)	$345,158	$28,547	$558,752	$13,496	$513,608

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities
Net income	$18,603	$16,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,555	10,116
Amortization of contract acquisition costs	255	256
Amortization of debt issuance costs	175	153
Imputed interest expense	346	64
Provision for doubtful accounts	76	40
Loss (gain) on disposal of assets	(107)	110
Impairment losses	—	1,800
Deferred income taxes	3,975	(1,222)
Excess tax benefit from equity-based awards	(800)	(462)
Equity-based compensation expense	3,191	3,388
(Gain) loss on foreign currency derivatives	(433)	(299)

Changes in assets and liabilities, net of acquisitions:
Accounts receivable	5,012	3,031
Prepaids and other assets	(7,630)	(7,826)
Accounts payable and accrued expenses	(19,399)	(15,526)
Deferred revenue and other liabilities	(7,325)	4,224
Net cash provided by operating activities	6,494	14,664

Cash flows from investing activities
Proceeds from grant for property, plant and equipment	—	110
Purchases of property, plant and equipment, net of acquisitions	(4,105)	(6,484)
Acquisitions, net of cash acquired of $0 and $1,373, respectively	—	(4,627)
Net cash used in investing activities	(4,105)	(11,001)

Cash flows from financing activities
Proceeds from line of credit	366,950	248,550
Payments on line of credit	(359,950)	(227,550)
Proceeds from other debt	3,709	6,821
Payments on other debt	(1,338)	(655)
Dividends distributed to noncontrolling interest	(1,109)	(720)
Proceeds from exercise of stock options	539	342
Excess tax benefit from equity-based awards	800	462
Purchase of treasury stock	(9,850)	(22,656)
Payments of debt issuance costs	—	(419)
Net cash (used in) provided by financing activities	(249)	4,175

Effect of exchange rate changes on cash and cash equivalents	3,926	8,552

Increase in cash and cash equivalents	6,066	16,390
Cash and cash equivalents, beginning of period	164,485	156,371
Cash and cash equivalents, end of period	$170,551	$172,761

Supplemental disclosures
Cash paid for interest	$1,048	$873
Cash paid for income taxes	$1,751	$1,887

Non-cash investing and financing activities
Landlord incentives credited to deferred rent	$—	$604

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)                                 OVERVIEW AND BASIS OF PRESENTATION

Overview

TeleTech Holdings, Inc. and its subsidiaries (“TeleTech” or the “Company”) serve their clients through the primary businesses of business process outsourcing, which includes data-driven strategic consulting and marketing services, customer management, and hosted and managed technologies for a variety of industries via operations in the U.S., Argentina, Australia, Belgium, Brazil, Canada, China, Costa Rica, England, France, Germany, Ghana, Italy, Kuwait, Lebanon, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, Spain, Thailand, South Africa, Turkey and the United Arab Emirates.

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TeleTech, its wholly owned subsidiaries, its 55% interest in Percepta, LLC, its 80% interest in Peppers & Rogers Group (“PRG”) and its 80% interest in iKnowtion, LLC which was acquired on February 27, 2012 (see Note 2 for additional information). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of March 31, 2013, and the consolidated results of operations and comprehensive income and cash flows of the Company for the three months ended March 31, 2013 and 2012. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued new accounting guidance that improves the reporting of reclassifications out of accumulated other comprehensive income. This new guidance requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income when applicable or to cross-reference the reclassifications with other disclosures that provide additional detail about the reclassifications made when the reclassifications are not made to net income. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. The Company’s adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows since it was an enhancement to current required disclosures.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of March 31, 2013 the Company had paid $3.1 million towards the purchase price. The remaining purchase price will be paid out once the potential for covered losses has expired under the purchase agreement, which is expected to be in 2013. The $0.2 million was included within Other accrued expenses in the accompanying Consolidated Balance Sheets as of March 31, 2013. The Company paid $0.1 million of acquisition related expenses as part of the OnState purchase. These costs were recorded in Selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income during the first quarter of 2012.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company is also obligated to make earn-out payments over the next four years if iKnowtion achieves specified earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets, as defined by the purchase and sale agreement. The fair value of the contingent payments was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 21% and expected future value of payments of $4.3 million. The $4.3 million of expected future payments was calculated using a probability weighted EBITDA assessment with higher probability associated with iKnowtion achieving the maximum EBITDA targets. As of the acquisition date, the fair value of the contingent payments was approximately $2.9 million. As of March 31, 2013, the fair value of the contingent consideration was $3.8 million, of which $1.1 million and $2.7 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively.

The fair value of the 20% noncontrolling interest in iKnowtion at the date of acquisition was $0.9 million and was estimated based on a 20% interest of the fair value of a 100% interest in iKnowtion and was discounted for a lack of control at a rate of 23.1%.

In the event iKnowtion meets certain EBITDA targets for calendar year 2015, the purchase and sale agreement requires TeleTech to purchase the remaining 20% interest in iKnowtion in 2016 for an amount equal to a multiple of iKnowtion’s 2015 EBITDA as defined in the purchase and sale agreement. These terms represent a contingent redemption feature. The fair value of the redemption feature is based on a comparison of EBITDA multiples and the EBITDA multiple to purchase the remaining 20% of iKnowtion approximates EBITDA multiples in the market for similar acquisitions.

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

The up-front cash consideration paid was $5.6 million. The Company was also obligated to pay a working capital adjustment equivalent to any acquired working capital from Guidon in excess of a working capital floor defined in the stock purchase agreement. The working capital payment was less than $0.1 million and was paid during the fourth quarter of 2012.

The Company is also obligated to make earn-out payments over the next two years if Guidon achieves specified EBITDA targets as defined in the stock purchase agreement. The fair value of the contingent payments was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions included in the fair value calculation include a discount rate of 21% and expected future value of payments of $2.8 million. The $2.8 million of expected future payments was calculated using a probability weighted EBITDA assessment with higher probability associated with Guidon achieving the maximum EBITDA targets. As of the acquisition date, the fair value of the contingent payments was approximately $2.1 million. As of March 31, 2013, the fair value of the contingent consideration was $2.3 million, which was included in Other long-term liabilities in the accompanying Consolidated Balance Sheets.

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

The up-front cash consideration paid was $32.7 million. The Company is also obligated to pay a working capital adjustment equivalent to any acquired working capital from TSG in excess of a working capital floor as defined in the stock purchase agreement. The estimated working capital adjustment is approximately $0.6 million and will be paid during the second quarter of 2013.

The Company is also obligated to make earn-out payments over three years if TSG achieves specified EBITDA targets, as defined by the stock purchase agreement. The fair value of the contingent payments was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions included in the fair value calculation include a discount rate of 4.6% and expected future value of payments of $7.3 million. The $7.3 million of expected future payments was calculated using a probability weighted EBITDA assessment with higher probability associated with TSG achieving the maximum EBITDA targets. As of the acquisition date, the fair value of the contingent payments was approximately $6.7 million. As of March 31, 2013 the fair value of the contingent consideration was $6.8 million which was included in Other long-term liabilities in the accompanying Consolidated Balance Sheets.

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

Preliminary Estimate of Acquisition Date Fair Value
Cash	$1,995
Accounts receivable	4,871
Prepaid assets - cost deferrals	3,665
Property, plant and equipment	583
Other assets	1,886
Customer relationships	15,300
Noncompete agreements	2,300
Trade name	1,100
Consulting services backlog	800
Goodwill	19,421
51,921

Accounts payable	3,091
Accrued expenses	1,539
Deferred revenue	7,295
11,925

Total purchase price	$39,996

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The TSG customer relationships have an estimated useful life of 10 years. The goodwill recognized from the TSG acquisition was attributable primarily to the acquired workforce of TSG, expected synergies, and other factors. The tax basis of the acquired intangibles and goodwill will be deductible for income tax purposes. The acquired goodwill and the operating results of TSG are reported within the Customer Technology Services segment from the date of acquisition.

The acquired businesses noted above contributed revenues of $13.1 million and $0.6 million and income from operations of $0.6 million and $0.1 million, inclusive of $0.9 million and $0.0 million of acquired intangible amortization, to the Company for the three months ended March 31, 2013 and 2012, respectively.

(3)                                 SEGMENT INFORMATION

The Company reports the following four segments:

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

•                  the Customer Technology Services segment includes the hosted and managed technology offerings, including certain acquired assets of TSG; and

•                  the Customer Strategy Services segment includes the customer experience strategy and data analytics offerings.

The Company allocates to each segment its portion of corporate operating expenses. All intercompany transactions between the reported segments for the periods presented have been eliminated.

The following tables present certain financial data by segment (amounts in thousands):

Quarter Ended March 31, 2013

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$222,889	$(307)	$222,582	$7,862	$20,731
Customer Growth Services	22,856	—	22,856	697	1,276
Customer Technology Services	33,646	(84)	33,562	1,516	2,898
Customer Strategy Services	9,930	(547)	9,383	480	(1,907)
Total	$289,321	$(938)	$288,383	$10,555	$22,998

Quarter Ended March 31, 2012

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$234,876	$—	$234,876	$8,160	$16,707
Customer Growth Services	22,764	—	22,764	800	(2,130)
Customer Technology Services	26,199	(647)	25,552	805	3,679
Customer Strategy Services	10,363	(901)	9,462	351	494
Total	$294,202	$(1,548)	$292,654	$10,116	$18,750

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Capital Expenditures
Customer Management Services	$2,286	$5,262
Customer Growth Services	316	546
Customer Technology Services	1,328	539
Customer Strategy Services	175	137
Total	$4,105	$6,484

	March 31, 2013	December 31, 2012
Total Assets
Customer Management Services	$588,076	$588,627
Customer Growth Services	54,906	54,164
Customer Technology Services	149,416	148,043
Customer Strategy Services	55,097	56,339
Total	$847,495	$847,173

	March 31, 2013	December 31, 2012
Goodwill
Customer Management Services	$20,322	$20,288
Customer Growth Services	24,439	24,439
Customer Technology Services	39,069	38,591
Customer Strategy Services	11,361	11,361
Total	$95,191	$94,679

The following table presents revenue based upon the geographic location where the services are provided (amounts in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue
United States	$131,747	$110,576
Philippines	86,108	78,665
Latin America	45,028	47,896
Europe / Middle East / Africa	16,984	38,366
Canada	4,290	12,953
Asia Pacific	4,226	4,198
Total	$288,383	$292,654

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(4)                                 SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had one client that contributed in excess of 10% of total revenue for the three months ended March 31, 2013. This client contributed 11.9% and 9.4% of total revenue for the three months ended March 31, 2013 and 2012. This client had an outstanding receivable balance of $25.0 million and $21.5 million as of March 31, 2013 and 2012.

The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs periodic credit evaluations of its clients and maintains allowances for uncollectible accounts and may require pre-payment for services. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk existed as of March 31, 2013.

(5)                                 GOODWILL

Goodwill consisted of the following (amounts in thousands):

	December 31, 2012	Acquisitions	Impairments	Effect of Foreign Currency	March 31, 2013

Customer Management Services	$20,288	$—	$—	$34	$20,322
Customer Growth Services	24,439	—	—	—	24,439
Customer Technology Services	38,591	478	—	—	39,069
Customer Strategy Services	11,361	—	—	—	11,361
Total	$94,679	$478	$—	$34	$95,191

The Company performs a goodwill impairment assessment on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist.

As of December 2012, the Company had one reporting unit with goodwill of $7.3 million and a calculated fair value which exceeded its carrying value by 4%. At March 31, 2013, the Company updated its quantitative assessment of this reporting unit’s fair value using an income based approach. Key assumptions used in the updated fair value calculation include, but are not limited to, a perpetuity growth rate of 7.0% based on the current inflation rate combined with the GDP growth rate for the reporting unit’s geographical region and a discount rate of 25.5%, which is equal to the reporting unit’s equity risk premium adjusted for its size and company specific risk factors. Estimated future cash flows under the income approach are based on the Company’s internal business plan and adjusted as appropriate for the Company’s view of market participant assumptions. The current business plan assumes the occurrence of certain events in the future, such as realignment of operations and reduction of general and administrative costs. Significant differences in the outcome of some or all of these assumptions may impact the calculated fair value of this reporting unit resulting in impairment to goodwill in a future period. As of March 31, 2013, the updated fair value of this reporting unit continues to exceed its carrying value by 4%. The Company will continue to review the calculated fair value of this reporting unit until the fair value is substantially in excess of its carrying value.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(6)                                 DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange and interest rate related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Interest rate derivatives consist of interest rate swaps to reduce the Company’s exposure to interest rate fluctuations associated with its variable rate debt. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of March 31, 2013, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three months ended March 31, 2013 and 2012 (amounts in thousands and net of tax):

	Three Months Ended March 31,
	2013	2012

Aggregate unrealized net gain/(loss) at beginning of year	$9,559	$(5,852)
Add: Net gain/(loss) from change in fair value of cash flow hedges	4,099	7,071
Less: Net (gain)/loss reclassified to earnings from effective hedges	(1,919)	26
Aggregate unrealized net gain/(loss) at end of period	$11,739	$1,245

The Company’s foreign exchange cash flow hedging instruments as of March 31, 2013 and December 31, 2012 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts unless noted otherwise.

As of March 31, 2013	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in the Next 12 Months	Contracts Maturing Through
Canadian Dollar	20,750	$20,172		45.8%	June 2015
Philippine Peso	11,970,000	280,827	(1)	41.5%	December 2016
Mexican Peso	1,130,000	80,569		50.6%	December 2015
British Pound Sterling	5,122	7,942	(2)	76.6%	June 2014
New Zealand Dollar	199	150		100.0%	June 2013
		$389,660

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of December 31, 2012	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	7,750	$7,407
Philippine Peso	11,710,000	271,970	(1)
Mexican Peso	1,320,500	94,530
British Pound Sterling	3,518	5,575	(2)
New Zealand Dollar	398	300
		$379,782

(1)         Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on March 31, 2013 and December 31, 2012.

(2)         Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on March 31, 2013 and December 31, 2012.

The Company’s interest rate swap arrangements as of March 31, 2013 and December 31, 2012 were as follows:

	Notional Amount	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date
As of March 31, 2013	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

As of December 31, 2012	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of March 31, 2013 and December 31, 2012 the total notional amount of the Company’s forward contracts used as fair value hedges were $212.2 million and $189.3 million, respectively.

Embedded Derivatives

In addition to hedging activities, the Company’s foreign subsidiary in Argentina was party to U.S. dollar denominated lease contracts which the Company determined contain embedded derivatives. As such, the Company bifurcates the embedded derivative features of the lease contracts and valued these features as foreign currency derivatives. As of March 31, 2013 and December 31, 2012, the fair value of the embedded derivative was $0.2 million and $0.3 million, respectively, and was included in Other current liabilities and Other long-term liabilities in the accompanying Consolidated Balance Sheets as shown in the table below.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivative Valuation and Settlements

The Company’s derivatives as of March 31, 2013 and December 31, 2012 were as follows (amounts in thousands):

	March 31, 2013
	Designated as Hedging Instruments		Not Designated as Hedging Instruments
	Foreign Exchange	Interest Rate	Foreign Exchange	Leases
Derivative contracts: Derivative classification:	Cash Flow	Cash Flow	Fair Value	Embedded Derivative

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$13,859	$—	$237	$—
Other long-term assets	8,480	—	—	—
Other current liabilities	(238)	(1,111)	(355)	(157)
Other long-term liabilities	(67)	(1,703)	—	(52)
Total fair value of derivatives, net	$22,034	$(2,814)	$(118)	$(209)

	December 31, 2012
	Designated as Hedging Instruments		Not Designated as Hedging Instruments
	Foreign Exchange	Interest Rate	Foreign Exchange	Leases
Derivative contracts: Derivative classification:	Cash Flow	Cash Flow	Fair Value	Embedded Derivative

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$11,421	$—	$11	$—
Other long-term assets	7,619	—	—	—
Other current liabilities	(157)	(1,032)	(476)	(59)
Other long-term liabilities	(65)	(1,955)	—	(219)
Total fair value of derivatives, net	$18,818	$(2,987)	$(465)	$(278)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012 were as follows (amounts in thousands):

	Three Months Ended March 31,
	2013		2012
	Designated as Hedging Instruments		Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Interest Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in other comprehensive income - effective portion, net of tax:	$4,178	$(79)	$7,234	$(163)

Amount and location of net gain or (loss) reclassified from accumulated OCI to income - effective portion:
Revenue	$3,460	$—	$(43)	$—
Interest Expense	—	(257)	—	—

Amount and location of net gain or (loss) reclassified from accumulated OCI to income - ineffective portion and amount excluded from effectiveness testing:
Other income (expense), net	$—	$—	$—	$—

	Three Months Ended March 31,
	2013			2012
	Not Designated as Hedging Instruments			Not Designated as Hedging Instruments
	Foreign Exchange		Leases	Foreign Exchange		Leases
Derivative contracts: Derivative classification:	Option and Forward Contracts	Fair Value	Embedded Derivative	Option and Forward Contracts	Fair Value	Embedded Derivative

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income:
Costs of services	$—	$—	$(69)	$—	$—	$—
Other income (expense), net	$—	$1,438	$—	$—	$2,169	$—

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

The following presents information as of March 31, 2013 and December 31, 2012 of the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounts Receivable and Payable - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of March 31, 2013 and December 31, 2012, the Company had $115.0 million and $108.0 million, respectively, of borrowings outstanding under the Credit Agreement. During the first quarter of 2013 outstanding borrowings accrued interest at an average rate of 1.5% per annum, excluding unused commitment fees. The amounts recorded in the accompanying balance sheets approximate fair value due to the variable nature of the debt.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of March 31, 2013, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of March 31, 2013 and December 31, 2012 (amounts in thousands):

As of March 31, 2013

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$22,034	$—	$22,034
Interest rate swaps	—	(2,814)	—	(2,814)
Fair value hedges	—	(118)	—	(118)
Embedded derivatives	—	(209)	—	(209)
Total net derivative asset (liability)	$—	$18,893	$—	$18,893

As of December 31, 2012

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$18,818	$—	$18,818
Interest rate swaps	—	(2,987)	—	(2,987)
Fair value hedges	—	(465)	—	(465)
Embedded derivatives	—	(278)	—	(278)
Total net derivative asset (liability)	$—	$15,088	$—	$15,088

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a summary of the Company’s fair value measurements as of March 31, 2013 and December 31, 2012 (amounts in thousands):

As of March 31, 2013

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$—	$300	$—
Derivative instruments, net	—	18,893	—
Total assets	$—	$19,193	$—

Liabilities
Deferred compensation plan liability	$—	$(5,436)	$—
Purchase price payable	—	—	(12,868)
Total liabilities	$—	$(5,436)	$(12,868)

As of December 31, 2012

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$—	$350	$—
Derivative instruments, net	—	15,088	—
Total assets	$—	$15,438	$—

Liabilities
Deferred compensation plan liability	$—	$(5,305)	$—
Purchase price payable	—	—	(12,533)
Total liabilities	$—	$(5,305)	$(12,533)

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

In 2005, the Company sought relief under the United States-Canada Income Tax Convention for avoidance of double taxation arising from adjustments to the taxable income assessed in the U.S. and Canada with respect to the years 2001 and 2002. On February 20, 2011, the Company received notice of an adverse decision by the Canadian Revenue Agency (“CRA”) in regards to the Company’s request. Consistent with accounting for tax positions that no longer meet the recognition criteria, in the first quarter of 2011 the Company derecognized income tax positions totaling $8.6 million through income tax expense and filed for Judicial Review of CRA’s actions with the Federal Court of Canada. On March 20, 2013, the Company presented its arguments in the Federal Court of Canada and asked the Court to issue a writ of mandamus to compel the CRA to accept the Company’s application for Competent Authority consideration. A final decision in this matter is expected later this year.

As of March 31, 2013, the Company had $48.5 million of gross deferred tax assets (after a $19.0 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $45.8 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.

The effective tax rate for the three months ended March 31, 2013 and 2012 was 11.4% and 9.9%, respectively.

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2009 to present, remain open tax years subject to IRS audit. The Company is currently under audit of income taxes in Canada. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

(9)                                 RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the three months ended March 31, 2013 and 2012, the Company undertook a number of restructuring activities primarily associated with reductions in the Company’s capacity and workforce in its Customer Management Services, Customer Growth Services and Customer Strategy Services segments to better align the capacity and workforce with current business needs.

During the second quarter of 2012, the Company made the decision to cease operations in Spain and terminated the contracts with its clients. The Company notified the employees and commenced severance procedures as required under Spanish law. The Company recorded $14.7 million of severance and $0.4 million of center closure expenses for the year ended December 31, 2012. As of the first quarter of 2013, $14.1 million was paid and the remaining $1.0 million was included in Other accrued expenses in the Consolidated Balance Sheets as of March 31, 2013.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the expenses recorded in Restructuring, net in the accompanying Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, respectively, is as follows (amounts in thousands):

	Three Months Ended March 31,
	2013	2012
Reduction in force
Customer Management Services	$694	$1,855
Customer Growth Services	—	103
Customer Technology Services	—	—
Customer Strategy Services	157	—
Total	$851	$1,958

A rollforward of the activity in the Company’s restructuring accruals is as follows (amounts in thousands):

	Closure of Delivery Centers	Reduction in Force	Total
Balance as of December 31, 2012	$—	$4,079	$4,079
Expense	—	851	851
Payments	—	(2,120)	(2,120)
Changes in estimates	—	—	—
Balance as of March 31, 2013	$—	$2,810	$2,810

The remaining restructuring accruals are expected to be paid during 2013 and are all classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

Impairment Losses

During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain delivery centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three months ended March 31, 2013 and 2012, the Company recognized no losses related to leasehold improvement assets.

During the first quarter of 2012, the Company rebranded its Direct Alliance Corporation (“DAC”) subsidiary to RevanaTM, thus the $1.8 million DAC trade name was impaired as of March 31, 2012. This expense was included in the Impairment losses in the Consolidated Statements of Comprehensive Income.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, stock repurchases and other strategic activities, such as the acquisitions described in Note 2. As of March 31, 2013 and December 31, 2012, the Company had borrowings of $115.0 million and $108.0 million, respectively, under our Credit Agreement, and our average daily utilization was $219.6 million and $126.1 million for the three months ended March 31, 2013 and 2012, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $3.8 million, our remaining borrowing capacity was $381.2 million as of March 31, 2013. As of March 31, 2013, the Company was in compliance with all covenants and conditions under its Credit Agreement.

Letters of Credit

As of March 31, 2013, outstanding letters of credit under the Credit Agreement totaled $3.8 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of March 31, 2013, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.5 million.

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

In 2009, the municipality of Sao Paulo, Brazil assessed the Company’s Brazilian subsidiary a services tax on certain equipment rental income earned in 2004 and 2005. In March 2011, the Company’s Brazilian subsidiary filed a tax annulment action in the Sao Paulo municipal court to challenge the assessment of services taxes on rental income. Further, in order to halt the possibility of any further interest being charged against the alleged due tax assessments, the Company’s Brazilian subsidiary gave a bank guarantee of 6.9 million Brazilian reais (approximately $3.5 million USD as of March 31, 2013). In the second quarter of 2012, the Sao Paulo municipal court issued a ruling in favor of Sao Paulo on this tax annulment action, which ruling the Company’s Brazilian subsidiary has challenged. The Company’s Brazilian subsidiary filed this challenge in the state court of Sao Paulo which is not bound by the decision of the Sao Paulo municipal court and where a ruling is not expected for the next one to two years. Based on an opinion received from legal counsel in Brazil, the Company believes that (i) the ruling issued by the Sao Paulo municipal court was incorrect and in contravention of a Brazil Supreme Court ruling concerning the invalidity of services taxes on rental income, (ii) the Brazilian subsidiary has valid defenses against the assessed services taxes and (iii) that payment of these services taxes is not probable. Accordingly, the Company has not recorded an expense as of March 31, 2013 for the Sao Paulo services tax assessment.

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

(11)         NONCONTROLLING INTEREST

The following table reconciles equity attributable to noncontrolling interest (amounts in thousands):

	Three Months Ended March 31,
	2013	2012
Noncontrolling interest, January 1	$14,045	$11,260
Acquisition of noncontrolling interest	—	1,365
Net income attributable to noncontrolling interest	642	936
Dividends distributed to noncontrolling interest	(1,109)	(720)
Foreign currency translation adjustments	(90)	12
Equity based compensation expense	8	—
Noncontrolling interest, March 31	$13,496	$12,853

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(12)         ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

In 2013, the Company adopted new accounting guidance that requires an entity to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The following table presents changes in the accumulated balance for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income (amounts in thousands):

	Foreign Currency Translation Adjustment	Derivative Valuation, Net of Tax	Other, Net of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2012	$15,673	$9,559	$(2,251)	$22,981

Other comprehensive income before reclassifications	3,224	4,099	14	7,337
Amounts reclassified from accumulated other comprehensive income	—	(1,919)	148	(1,771)
Net current period other comprehensive income	3,224	2,180	162	5,566

Accumulated other comprehensive income (loss) at March 31, 2013	$18,897	$11,739	$(2,089)	$28,547

Accumulated other comprehensive income (loss) at December 31, 2011	$3,156	$(5,852)	$(2,778)	$(5,474)

Other comprehensive income before reclassifications	8,739	7,071	141	15,951
Amounts reclassified from accumulated other comprehensive income	—	26	204	230
Net current period other comprehensive income	8,739	7,097	345	16,181

Accumulated other comprehensive income (loss) at March 31, 2012	$11,895	$1,245	$(2,433)	$10,707

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income to the statement of comprehensive income (in thousands):

	For the Three Months Ended		Statement of Comprehensive Income
	March 31, 2013	March 31, 2012	Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$3,460	$(43)	Revenue
Loss on interest rate swaps	(257)	—	Interest expense
Tax effect	(1,284)	17	Provision for income taxes
	$1,919	$(26)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(157)	$(217)	Cost of services
Tax effect	9	13	Provision for income taxes
	$(148)	$(204)	Net income (loss)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(13)         NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2013	2012
Shares used in basic earnings per share calculation	52,347	56,493
Effect of dilutive securities:
Stock options	391	396
Restricted stock units	479	529
Performance-based restricted stock units	—	—
Total effects of dilutive securities	870	925
Shares used in dilutive earnings per share calculation	53,217	57,418

For the three months ended March 31, 2013 and 2012, options to purchase 0.1 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti—dilutive. For the three months ended March 31, 2013 and 2012, restricted stock units (“RSUs”) of 0.4 million and 1.2 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

(14)         EQUITY-BASED COMPENSATION PLANS

All equity—based awards to employees are recognized in the Consolidated Statements of Comprehensive Income at the fair value of the award on the grant date. During the three months ended March 31, 2013 and 2012, the Company recognized total compensation expense of $3.2 million and $3.4 million, respectively. Of the total compensation expense, $0.5 million and $0.5 million was recognized in Cost of services and $2.7 million and $2.9 million was recognized in Selling, general and administrative.

Stock Options

As of March 31, 2013, there was approximately $0.5 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to unvested option arrangements granted under the Company’s equity plans. The Company recognizes compensation expense straight—line over the vesting term of the option grant. The Company recognized compensation expense related to stock options of approximately $109,000 and $130,000 for the three months ended March 31, 2013 and 2012, respectively.

Restricted Stock Unit Grants

During the three months ended March 31, 2013 and 2012, the Company granted 122,000 and 438,500 RSUs, respectively, to new and existing employees, which vest in equal installments over four or five years. The Company recognized compensation expense related to RSUs of $3.1 million and $3.3 million for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was approximately $24.3 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

As of March 31, 2013 and 2012, the Company had performance-based RSUs outstanding that vest based on the Company achieving specified revenue and operating income performance targets. The Company determined that it was not probable these performance targets would be met; therefore no expense was recognized for the three months ended March 31, 2013 or 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10—K for the year ended December 31, 2012. Except for historical information, the discussion below contains certain “forward—looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. All projections and statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “project,” “would,” “could,” “should,” “seeks,” or “scheduled to” and other words and phrases of similar meaning. We intend the forward-looking statements throughout this Form 10-Q and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. Important risks, uncertainties and other factors that could cause the actual results to materially differ from those contemplated by the forward-looking statements include but are not limited to:

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

•                  failures of our controls and procedures and internal controls over financial reporting; and

•                  other risks and uncertainties affecting our business described in this Quarterly Report on Form 10-Q, under the captions Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012, in our other SEC filings and in our press releases.

The forward-looking statements are based on information available as of the date of this Form 10-Q and on numerous assumptions and developments that are not within our control. Although we believe these forward-looking statements are reasonable, we cannot assure you they will turn out to be correct. We assume no obligation to update any forward-looking statements to reflect actual results, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

We have developed deep vertical industry expertise and serve more than 250 global clients in the automotive, broadband, communications, financial services, government, healthcare, logistics, media and entertainment, retail, technology and travel industries. We target customer-focused industry leaders in the Global 1000, which are the world’s largest companies based on market capitalization, due to their size, global reach and desire for a partner who can quickly and globally scale a suite of fully-integrated services. We typically enter into long-term relationships which provide us with a more predictable revenue stream. Our relationships with our top five clients have ranged from seven to 17 years with the majority of these clients having completed multiple contract renewals with us.

To further improve our competitive position and stay ahead of a rapidly changing market for our services, we continue to invest in new growth areas. We believe our commitment to innovation will enable us to remain strategically relevant to our clients and to grow and diversify our revenue into higher margin, more technology-enabled services. Of the $288.4 million in revenue we reported in the first quarter of 2013, approximately 23% or $65.8 million came from customer-centric strategy, growth or technology-based services with the remainder coming from our traditional customer management services.

We believe our track record of innovation, operational excellence, financial strength and ability to deliver on the business goals of our clients represent our strongest competitive advantages and have been significant contributors to our client retention rate of 93% for our Customer Management Services and Customer Growth Services segments during the first quarter of 2013.

Our solid balance sheet, cash flows from operations and access to capital markets have provided us the financial flexibility to fund our organic growth, strategic acquisitions and our ongoing stock repurchase program.

As a means of executing our strategy to expand our operating segments, we have in the past and may in the future acquire additional companies, products or technologies. During 2012, we made four acquisitions including OnState Communications Corporation (“OnState”) in January, iKnowtion LLC (“iKnowtion”) in February, Guidon Performance Solutions (“Guidon”) in October and Technology Solutions Group, Inc. (“TSG”) in December. We have included the financial results of the business combinations in our consolidated results of operations beginning on the respective acquisition dates in their applicable segments.

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

•                  Increasing percentage of companies consolidating their customer experience requirements with the most capable partners who can deliver measurable business outcomes by offering a fully-integrated, technology-rich solution. The proliferation of mobile communication technologies and devices along with customers’ increased access to information and heightened expectations are driving the need for companies to implement enabling technologies that ensure customers have the best experience regardless of the device, location or media they choose. These two-way interactions need to be received or delivered seamlessly via the customer channel of choice and include voice, email, chat, SMS text, intelligent self serve, virtual agents and the social web. We believe companies will continue to consolidate to third-party partners, such as TeleTech, who have demonstrated expertise in increasing brand value by delivering a holistic, fully-integrated customer-centric solution that spans strategy to execution versus the time, expense and often failed returns resulting from linking together a series of point solutions from different providers.

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

Design — Customer Strategy Services

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

Enable — Customer Technology Services

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

Manage — Customer Management Services

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

Grow — Customer Growth Services

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

See Note 3 to the Notes to the Consolidated Financial Statements for additional discussion regarding our segment information.

Business Overview

In the first quarter of 2013, our revenue decreased 1.5% to $288.4 million over the same period in 2012, which included an increase of 0.6% or $1.7 million due to fluctuations in foreign currency rates. Revenue decreased $16.3 million related to the exit of unprofitable programs including our business in Spain, partially offset by the addition of 32 new clients and revenue from our acquisitions. Our first quarter 2013 income from operations increased 22.7% to $23.0 million, or 8.0% of revenue, from $18.8 million, or 6.4% of revenue, in the first quarter of 2012. This increase is primarily due to the exit of the unprofitable programs described above, increases in our capacity utilization and income related to our acquisitions. Income from operations for the first quarter 2013 and 2012 included an aggregate $0.9 million and $3.8 million of expenses related to restructuring charges and asset impairments, respectively.

Our offshore delivery centers serve clients based in North America and in other countries. Our offshore delivery capacity spans five countries with 17,700 workstations and currently represents 66% of our global delivery capabilities. Revenue from services provided in these offshore locations was $118.0 million and represented 47% of our revenue for the first quarter of 2013, as compared to $122 million and 47% of total revenue for the first quarter of 2012, with both years excluding revenue from the five acquisitions.

Our cash flow from operations and available credit allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows and borrowings. At March 31, 2013, we had $170.6 million of cash and cash equivalents and a total debt to total capitalization ratio of 20.1%.

We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of March 31, 2013, the overall capacity utilization in our multi—client centers was 79%. The table below presents workstation data for our multi—client centers as of March 31, 2013 and 2012. Dedicated and managed centers (3,124 and 2,686 workstations as of March 31, 2013 and 2012, respectively) are excluded from the workstation data as unused workstations in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	March 31, 2013			March 31, 2012
	Total Production Workstations	In Use	% In Use	Total Production Workstations	In Use	% In Use

Multi-client centers
Sites open <1 year	495	401	81%	2,074	586	28%
Sites open >1 year	23,376	18,408	79%	27,611	19,735	71%
Total multi-client centers	23,871	18,809	79%	29,685	20,321	68%

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of its financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented. For further information, please refer to the discussion of all critical accounting policies in Note 1 of the Notes to the Consolidated Financial Statement in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (amounts in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$6,494	$14,664
Less: Purchases of property, plant and equipment	4,105	6,374
Free cash flow	$2,389	$8,290

We discuss factors affecting free cash flow between periods in the “Liquidity and Capital Resources” section below.

Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended March 31, 2013 and 2012 (amounts in thousands). All inter—company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Revenue	$222,582	$234,876	$(12,294)	-5.2%
Operating Income	20,731	16,707	4,024	24.1%

The decrease in revenue for the Customer Management Services segment was attributable to a $17.4 million net increase in client programs and a $2.2 million increase in realized gains on cash flow hedges and positive changes in foreign exchange translation offset by a $16.3 million reduction related to the exit of certain unprofitable programs including our business in Spain, and program completions of $15.6 million.

The operating income as a percentage of revenue increased to 9.3% in the first quarter of 2013 as compared to 7.1% in the prior period. This increase in margin is primarily due to the exit of certain unprofitable programs as described above and the improvement in utilization of our capacity. We also incurred lower restructuring charges of $0.7 million in the first quarter of 2013 as compared to $1.9 million in the first quarter of 2012.

Customer Growth Services

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Revenue	$22,856	$22,764	$92	0.4%
Operating Income	1,276	(2,130)	3,406	159.9%

The increase in revenue for the Customer Growth Services segment was due to a net increase in client programs of $4.4 million offset by program completions of $4.3 million.

The operating income as a percentage of revenue increased to 5.6% in the first quarter of 2013 as compared to (9.4%) in the prior period. This increase was primarily driven by a $1.8 million charge related to the impairment of trade-name intangible asset due to the rebranding of our Direct Alliance subsidiary to Revana during the first quarter of 2012. There were also program operational improvements and a shift in program mix to additional outcome-based higher margin programs. Included in the operating income was amortization related to acquired intangibles of $0.2 million and $0.2 million for the quarters ended March 31, 2013 and 2012, respectively.

Customer Technology Services

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Revenue	$33,562	$25,552	$8,010	31.3%
Operating Income	2,898	3,679	(781)	-21.2%

The increase in revenue for the Customer Technology Services segment was primarily related to the acquisition of Technology Solutions Group, Inc. on December 31, 2012.

The operating income as a percentage of revenue decreased to 8.6% in the first quarter of 2013 as compared to 14.4% in the prior period. This decrease was related to investments in integrating capabilities and fully developing a solutions portfolio, an increase in the mix of revenue between product and services, increases in sales and marketing expenses, and a $0.7 million increase in amortization expense of the customer relationship asset and other intangible assets related to the acquisition of TSG. Included in the operating income was amortization related to acquired intangibles of $1.0 million and $0.6 million for the quarters ended March 31, 2013 and 2012, respectively.

Customer Strategy Services

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Revenue	$9,383	$9,462	$(79)	-0.8%
Operating Income	(1,907)	494	(2,401)	-486.0%

The revenue was flat quarter over quarter inclusive of $4.3 million of revenue related to the acquisitions of iKnowtion, LLC. and Guidon Performance Solutions.

The segment incurred an operating loss as a percentage of revenue of (20.3)% in the first quarter of 2013 as compared to 5.2% in the prior period. This decrease was primarily related to fully integrating the entities, infrastructure, and our suite of services across the segment, which resulted in a consolidation of geographies and a right sizing of the consulting base. Included in the operating income was amortization related to acquired intangibles of $0.4 million and $0.3 million for the quarters ended March 31, 2013 and 2012, respectively.

Other Income (Expense)

For the three months ended March 31, 2013, interest income decreased slightly to $0.7 million from $0.8 million in the same period in 2012. Interest expense increased to $1.9 million during 2013 from $1.1 million during 2012, due to a higher outstanding balance on our credit facility and additional expense related to the interest rate swap arrangements.

Income Taxes

The effective tax rate for the three months ended March 31, 2013 was 11.4%. This compares to an effective tax rate of 9.9% for the same period of 2012. The effective tax rate for the three months ended March 31, 2013 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. Without a $0.9 million benefit related to changes in the valuation allowance, a $0.2 million benefit related to restructuring charges, and $0.4 million of benefit related to other discrete items recognized during the quarter, the Company’s effective tax rate for the first quarter would have been 17.9%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Agreement, dated October 1, 2010 as amended March 27, 2012. During the quarter ended March 31, 2013, we generated positive operating cash flows of $6.5 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

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

We primarily utilize our Credit Agreement to fund working capital, general operations, stock repurchases and other strategic activities, such as the acquisitions described in Note 2 of the Notes to Consolidated Financial Statements. As of March 31, 2013 and December 31, 2012, we had borrowings of $115.0 million and $108.0 million, respectively, under our Credit Agreement, and our average daily utilization was $219.6 million and $126.1 million for the three months ended March 31, 2013 and 2012, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $3.8 million, our remaining borrowing capacity was $381.2 million as of March 31, 2013. As of March 31, 2013, we were in compliance with all covenants and conditions under our Credit Agreement.

The following discussion highlights our cash flow activities during the three months ended March 31, 2013 and 2012.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $170.6 million and $164.5 million as of March 31, 2013 and December 31, 2012, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

Cash Flows from Operating Activities

We reinvest our cash flows from operating activities in our business for strategic acquisitions and for the purchase of our outstanding stock. For the three months ended March 31, 2013 and 2012, net cash flows provided by operating activities was $6.5 million and $14.7 million, respectively. The decrease was primarily due to a $7.0 million decrease in deferred revenue and a $3.9 million decrease in payments made for operating expenses offset by a $2.0 million increase in cash collected from accounts receivable.

Cash Flows from Investing Activities

We reinvest cash in our business primarily to grow our client base and to expand our infrastructure. For the three months ended March 31, 2013 and 2012, we reported net cash flows used in investing activities of $4.1 million and $11.0 million, respectively. The decrease was due to decreased spending in acquisitions along with a net $2.3 million decrease in capital expenditures during the first three months of 2013.

Cash Flows from Financing Activities

For the three months ended March 31, 2013 and 2012, we reported net cash flows (used in) provided by financing activities of $(0.2) million and $4.2 million, respectively. The change in net cash flows from 2012 to 2013 was primarily due to a $14.0 million decrease in net borrowings from our line of credit and $3.1 million in proceeds from other debt offset by a decrease of $12.8 million in purchases of our outstanding common stock.

Free Cash Flow

Free cash flow (see “Presentation of Non—GAAP Measurements” for the definition of free cash flow) decreased for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to the decrease in cash flows provided by operating activities offset partially by a decrease in capital expenditures. Free cash flow was $2.4 million and $8.3 million for the three months ended March 31, 2013 and 2012, respectively.

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of March 31, 2013 are summarized as follows (amounts in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total

Credit Facility(1)	$3,780	$120,767	$830	$—	$125,377
Equipment financing arrangements	180	4	—	—	184
Contingent consideration	1,100	10,526	2,919	—	14,545
Purchase obligations	16,240	14,938	—	—	31,178
Operating lease commitments	26,861	36,865	22,585	6,325	92,636
Other debt	5,810	6,313	1,562	—	13,685
Total	$53,971	$189,413	$27,896	$6,325	$277,605

(1)         Includes estimated interest payments based on the weighted-average interest rate, unused commitment fees, current interest rate swap arrangements, and outstanding debt as of March 31, 2013.

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

Future Capital Requirements

We expect total capital expenditures in 2013 to be within the range of $50 to $60 million. Approximately 70% of these expected capital expenditures are to support growth in our business and 30% relate to the maintenance for existing assets. The anticipated level of 2013 capital expenditures is primarily dependent upon new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technological infrastructure.

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

Debt Instruments and Related Covenants

We discuss debt instruments and related covenants in Note 13 to the Notes to the Consolidated Financial Statements in our Annual Report on Form 10—K for the year ended December 31, 2012 and in Note 10 to the Notes to Consolidated Financial Statements in this Form 10-Q. As of March 31, 2013, we were in compliance with all covenants under the Credit Agreement and had approximately $381.2 million in available borrowing capacity. We had $115.0 million of outstanding borrowings and $3.8 million of letters of credit outstanding under our Credit Agreement as of March 31, 2013. Based upon average outstanding borrowings during the three months ended March 31, 2013, interest accrued at a rate of approximately 1.5% per annum.

Client Concentration

During the first quarter of 2013, one of our clients represented 11.9% of our total revenue. Our five largest clients accounted for 40.7% and 36.7% of our consolidated revenue for the three months ended March 31, 2013 and 2012, respectively. We have experienced long-term relationships with our top five clients, ranging from seven to 17 years, with the majority of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long—term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

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

Interest Rate Risk

We entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of March 31, 2013, we had $115.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three months ended March 31, 2013, interest accrued at a rate of approximately 1.5% per annum. If the Prime Rate or LIBOR increased by 100 basis points during the quarter, there would not have been a material impact to our consolidated financial position or results of operations.

The Company’s interest rate swap arrangements as of March 31, 2013 and December 31, 2012 were as follows:

	Notional Amount	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date
As of March 31, 2013	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

As of December 31, 2012	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Foreign Currency Risk

Our subsidiaries in Argentina, Canada, Costa Rica, Mexico, and the Philippines use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the three months ended March 31, 2013 and 2012, revenue associated with this foreign exchange risk was 33% and 34% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of March 31, 2013 and December 31, 2012 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

As of March 31, 2013	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in the Next 12 Months	Contracts Maturing Through
Canadian Dollar	20,750	$20,172		45.8%	June 2015
Philippine Peso	11,970,000	280,827	(1)	41.5%	December 2016
Mexican Peso	1,130,000	80,569		50.6%	December 2015
British Pound Sterling	5,122	7,942	(2)	76.6%	June 2014
New Zealand Dollar	199	150		100.0%	June 2013
		$389,660

As of December 31, 2012	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	7,750	$7,407
Philippine Peso	11,710,000	271,970	(1)
Mexican Peso	1,320,500	94,530
British Pound Sterling	3,518	5,575	(2)
New Zealand Dollar	398	300
		$379,782

(1)         Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on March 31, 2013 and December 31, 2012.

(2)         Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on March 31, 2013 and December 31, 2012.

The fair value of our cash flow hedges at March 31, 2013 was assets/(liabilities) (amounts in thousands):

	March 31, 2013	Maturing in the Next 12 Months
Canadian Dollar	$82	$97
Philippine Peso	13,659	8,050
Mexican Peso	8,432	5,600
British Pound Sterling	(155)	(142)
New Zealand Dollar	16	16
	$22,034	$13,621

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The increase in fair value from March 31, 2013 largely reflects a broad weakening in the U.S. dollar.

We recorded a net gain of approximately $3.5 million and a net loss of ($0.1) million for settled cash flow hedge contracts for the three months ended March 31, 2013 and 2012, respectively. These gains/(losses) were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income. If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Note 6 of the Notes to Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the three months ended March 31, 2013 and 2012, approximately 23% and 28%, respectively of revenue was derived from contracts denominated in currencies other than the U.S. dollar. Our results from operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in debt or equity securities as of March 31, 2013 or December 31, 2012.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide such reasonable assurance.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In 2009, the municipality of Sao Paulo, Brazil assessed the Company’s Brazilian subsidiary a services tax on certain equipment rental income earned in 2004 and 2005. In March 2011, the Company’s Brazilian subsidiary filed a tax annulment action in the Sao Paulo municipal court to challenge the assessment of services taxes on rental income. Further, in order to halt the possibility of any further interest being charged against the alleged due tax assessments, the Company’s Brazilian subsidiary gave a bank guarantee of 6.9 million Brazilian reais (approximately $3.5 million USD as of March 31, 2013). In the second quarter of 2012, the Sao Paulo municipal court issued a ruling in favor of Sao Paulo on this tax annulment action, which ruling the Company’s Brazilian subsidiary has challenged. The Company’s Brazilian subsidiary filed this challenge in the state court of Sao Paulo which is not bound by the decision of the Sao Paulo municipal court and where a ruling is not expected for the next one to two years. Based on an opinion received from legal counsel in Brazil, the Company believes that (i) the ruling issued by the Sao Paulo municipal court was incorrect and in contravention of a Brazil Supreme Court ruling concerning the invalidity of services taxes on rental income, (ii) the Brazilian subsidiary has valid defenses against the assessed services taxes and (iii) that payment of these services taxes is not probable. Accordingly, the Company has not recorded an expense as of March 31, 2013 for the Sao Paulo services tax assessment.

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

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Following is the detail of the issuer purchases made during the quarter ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
December 31, 2012				$25,419
January 1, 2013 - January 31, 2013	—	$—	—	$25,419
February 1, 2013 - February 28, 2013	—	$—	—	$25,419
March 1, 2013 - March 31, 2013	486,858	$20.22	486,858	$15,576
Total	486,858		486,858

(1)         In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in December 2012, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through March 31, 2013, the Board has authorized the repurchase of shares up to a total value of $537.3 million, of which we have purchased 37.7 million shares on the open market for $521.7 million. As of March 31, 2013 the remaining amount authorized for repurchases under the program was approximately $15.6 million. The stock repurchase program does not have an expiration date.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1	Amendment to Form of Global Restricted Stock Unit Agreement for Operating Committee Members (effective April 2013)**

10.2	Amendment to Form of Global Restricted Stock Unit Agreement for Non-Operating Committee Members (effective April 2013)**

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*                 Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the three months ended March 31, 2013 (unaudited), and (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

**          Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC.
(Registrant)

Date: May 1, 2013	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: May 1, 2013	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	Amendment to Form of Global Restricted Stock Unit Agreement for Operating Committee Members (effective April 2013)**

10.2	Amendment to Form of Global Restricted Stock Unit Agreement for Non-Operating Committee Members (effective April 2013)**

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*            Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the three months ended March 31, 2013 (unaudited), and (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

**     Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.