Form 10-Q
period 2013-06-30
TELETECH HOLDINGS INC
filed 2013-07-30
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 25, 2013, there were 50,851,727 shares of the registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

JUNE 30, 2013 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$150,623	$164,485
Accounts receivable, net	244,823	251,206
Prepaids and other current assets	55,231	58,702
Deferred tax assets, net	8,927	14,169
Income tax receivable	9,790	14,982
Total current assets	469,394	503,544

Long-term assets
Property, plant and equipment, net	108,523	112,276
Goodwill	93,577	94,679
Contract acquisition costs, net	1,321	1,860
Deferred tax assets, net	46,384	35,429
Other long-term assets	91,439	99,385
Total long-term assets	341,244	343,629
Total assets	$810,638	$847,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,512	$23,494
Accrued employee compensation and benefits	68,853	71,621
Other accrued expenses	27,185	29,056
Income taxes payable	4,055	12,650
Deferred tax liabilities, net	355	341
Deferred revenue	25,866	26,892
Other current liabilities	10,484	7,351
Total current liabilities	160,310	171,405

Long-term liabilities
Line of credit	110,000	108,000
Deferred tax liabilities, net	2,507	3,029
Deferred rent	9,354	8,589
Other long-term liabilities	54,767	55,813
Total long-term liabilities	176,628	175,431
Total liabilities	336,938	346,836

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock - $0.01 par value: 10,000,000 shares authorized; zero shares outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock - $0.01 par value; 150,000,000 shares authorized; 51,346,419 and 52,288,567 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	513	522
Additional paid-in capital	347,737	350,714
Treasury stock at cost: 30,705,834 and 29,763,686 shares as of June 30, 2013 and December 31, 2012, respectively	(452,815)	(428,716)
Accumulated other comprehensive income (loss)	(5,186)	22,981
Retained earnings	571,067	540,791
Noncontrolling interest	12,384	14,045
Total stockholders’ equity	473,700	500,337
Total liabilities and stockholders’ equity	$810,638	$847,173

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$289,692	$288,798	$578,075	$581,452
Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	208,809	209,121	417,041	421,016
Selling, general and administrative	46,168	45,709	91,915	93,844
Depreciation and amortization	11,263	10,229	21,818	20,345
Restructuring charges, net	2,572	16,296	3,423	18,254
Impairment losses	1,205	997	1,205	2,797
Total operating expenses	270,017	282,352	535,402	556,256

Income from operations	19,675	6,446	42,673	25,196

Other income (expense)
Interest income	575	695	1,244	1,455
Interest expense	(1,903)	(1,583)	(3,768)	(2,681)
Loss on deconsolidation of subsidiary	(3,655)	—	(3,655)	—
Other income (expense), net	1,884	(582)	1,076	(324)
Total other income (expense)	(3,099)	(1,470)	(5,103)	(1,550)

Income before income taxes	16,576	4,976	37,570	23,646

(Provision for) benefit from income taxes	(3,854)	1,272	(6,245)	(581)

Net income	12,722	6,248	31,325	23,065

Net income attributable to noncontrolling interest	(407)	(925)	(1,049)	(1,861)

Net income attributable to TeleTech stockholders	$12,315	$5,323	$30,276	$21,204

Other comprehensive income (loss)
Net income	$12,722	$6,248	$31,325	$23,065
Foreign currency translation adjustment	(19,617)	(5,530)	(16,483)	3,252
Derivative valuation, gross	(23,801)	2,719	(20,411)	14,390
Derivative valuation, tax effect	9,418	(1,000)	8,208	(5,574)
Other, net of tax	137	262	299	650
Total other comprehensive income (loss)	(33,863)	(3,549)	(28,387)	12,718
Total comprehensive income (loss)	(21,141)	2,699	2,938	35,783

Comprehensive income attributable to noncontrolling interest	(277)	(960)	(829)	(1,908)

Comprehensive income (loss) attributable to TeleTech stockholders	$(21,418)	$1,739	$2,109	$33,875

Weighted average shares outstanding
Basic	51,861	55,125	52,104	55,809
Diluted	52,628	55,712	52,912	56,558

Net income per share attributable to TeleTech stockholders
Basic	$0.24	$0.10	$0.58	$0.38
Diluted	$0.23	$0.10	$0.57	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Stockholders’ Equity of the Company
							Accumulated
						Additional	Other
	Preferred Stock		Common Stock		Treasury	Paid-in	Comprehensive	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	interest	Equity
Balance as of December 31, 2012	—	$—	52,288	$522	$(428,716)	$350,714	$22,981	$540,791	$14,045	$500,337
Net income	—	—	—	—	—	—	—	30,276	1,049	31,325
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(2,385)	(2,385)
Deconsolidation of a subsidiary	—	—	—	—	—	—	—	—	(121)	(121)
Foreign currency translation adjustments	—	—	—	—	—	—	(16,263)	—	(220)	(16,483)
Derivatives valuation, net of tax	—	—	—	—	—	—	(12,203)	—	—	(12,203)
Vesting of restricted stock units	—	—	392	4	5,603	(9,686)	—	—	—	(4,079)
Exercise of stock options	—	—	90	1	1,285	(430)	—	—	—	856
Excess tax benefit from equity-based awards	—	—	—	—	—	644	—	—	—	644
Equity-based compensation expense	—	—	—	—	—	6,495	—	—	16	6,511
Purchases of common stock	—	—	(1,424)	(14)	(30,987)	—	—	—	—	(31,001)
Other	—	—	—	—	—	—	299	—	—	299
Balance as of June 30, 2013		$—	51,346	$513	$(452,815)	$347,737	$(5,186)	$571,067	$12,384	$473,700

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities
Net income	$31,325	$23,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,818	20,345
Amortization of contract acquisition costs	506	508
Amortization of debt issuance costs	319	347
Imputed interest expense	670	373
Provision for doubtful accounts	478	48
Loss (gain) on disposal of assets	(106)	137
Impairment losses	1,205	2,797
Deferred income taxes	2,697	(8,097)
Excess tax benefit from equity-based awards	(1,046)	(1,136)
Equity-based compensation expense	6,577	6,845
(Gain) loss on foreign currency derivatives	(2,768)	(963)
Loss on deconsolidation of subsidiary, net of cash of $897 and zero, respectively	2,758	—

Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,804)	1,095
Prepaids and other assets	1,044	(11,979)
Accounts payable and accrued expenses	(14,151)	13,453
Deferred revenue and other liabilities	(8,311)	1,819
Net cash provided by operating activities	40,211	48,657

Cash flows from investing activities
Proceeds from grant for property, plant and equipment	—	110
Proceeds from sale of long-lived assets	—	225
Purchases of property, plant and equipment, net of acquisitions	(13,660)	(17,478)
Acquisitions, net of cash acquired of zero and $1,373, respectively	(1,652)	(4,809)
Net cash used in investing activities	(15,312)	(21,952)

Cash flows from financing activities
Proceeds from line of credit	681,550	515,950
Payments on line of credit	(679,550)	(501,950)
Proceeds from other debt	3,709	6,821
Payments on other debt	(2,661)	(1,390)
Dividends distributed to noncontrolling interest	(2,385)	(720)
Proceeds from exercise of stock options	856	770
Excess tax benefit from equity-based awards	1,046	1,136
Purchase of treasury stock	(31,001)	(40,732)
Payments of debt issuance costs	(1,732)	(432)
Net cash used in financing activities	(30,168)	(20,547)

Effect of exchange rate changes on cash and cash equivalents	(8,593)	8,049

(Decrease) increase in cash and cash equivalents	(13,862)	14,207
Cash and cash equivalents, beginning of period	164,485	156,371
Cash and cash equivalents, end of period	$150,623	$170,578

Supplemental disclosures
Cash paid for interest	$2,226	$1,706
Cash paid for income taxes	$8,913	$8,546

Non-cash investing and financing activities
Purchases of equipment through financing agreements	$—	$6,100
Grant income credited to property, plant and equipment	$—	$110
Landlord incentives credited to deferred rent	$511	$604

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)           OVERVIEW AND BASIS OF PRESENTATION

Overview

TeleTech Holdings, Inc. and its subsidiaries (“TeleTech” or the “Company”) serve their clients through the primary businesses of business process outsourcing, data-driven strategic consulting and marketing services, customer management, and hosted and managed technologies for a variety of industries via operations in the U.S., Argentina, Australia, Belgium, Brazil, Canada, China, Costa Rica, England, France, Germany, Ghana, Italy, Lebanon, Mexico, New Zealand, Northern Ireland, the Philippines, Scotland, South Africa, Spain, Thailand, Turkey and the United Arab Emirates.

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TeleTech, its wholly owned subsidiaries, its 55% interest in Percepta, LLC, its 80% interest in Peppers & Rogers Group BV (“PRG”) and its 80% interest in iKnowtion, LLC, which was acquired on February 27, 2012 (see Note 2 for additional information). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of June 30, 2013, and the consolidated results of operations and comprehensive income (loss) of the Company for the three and six months ended June 30, 2013 and 2012, and the consolidated statement of cash flows for the six months ended June 30, 2013. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates including those related to derivatives and hedging activities, income taxes including the valuation allowance for deferred tax assets, self-insurance reserves, litigation reserves, restructuring reserves, allowance for doubtful accounts and valuation of goodwill, long-lived and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions. In the three months ended June 30, 2012, the Company recorded a change in estimate which resulted in a decrease of $4.6 million to employee related expenses in connection with an authoritative ruling in Spain related to the legally required cost of living adjustment for employees’ salaries for the years 2010, 2011 and 2012.

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

As of June 30, 2013, the Company had paid $3.1 million towards the purchase price. The remaining purchase price will be paid out once the potential for covered losses has expired per the purchase agreement, which is expected to be in 2013. The $0.2 million was included within Other accrued expenses in the accompanying Consolidated Balance Sheets as of June 30, 2013. The Company paid $0.1 million of acquisition related expenses as part of the OnState purchase. These costs were recorded in Selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income (Loss) during the first quarter of 2012.

The following summarizes the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Acquisition Date Fair Value
Cash	$36
Accounts Receivable	68
Property, plant and equipment	33
Software	2,100
Goodwill	1,132
3,369

Accounts payable	93

Total purchase price	$3,276

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company is also obligated to make earn-out payments over the next four years if iKnowtion achieves specified earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets, as defined by the purchase and sale agreement. The fair value of the contingent payments was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 21% and expected future value of payments of $4.3 million. The $4.3 million of expected future payments was calculated using a probability weighted EBITDA assessment with higher probability associated with iKnowtion achieving the maximum EBITDA targets. As of the acquisition date, the fair value of the contingent payments was approximately $2.9 million. As of June 30, 2013, $1.1 million of contingent consideration has been paid and the fair value of the remaining contingent consideration was $2.9 million, of which $1.1 million and $1.8 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively.

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

The Company paid $0.1 million of acquisition related expenses as part of the iKnowtion purchase. These costs were recorded in Selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income (Loss) during the three and six months ended June 30, 2012.

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

The iKnowtion customer relationships have an estimated useful life of 5 years. The goodwill recognized from the iKnowtion acquisition was attributable primarily to the acquired workforce of iKnowtion, expected synergies, and other factors. The tax basis of the acquired intangibles and goodwill are deductible for income tax purposes. The acquired goodwill and the operating results of iKnowtion are reported within the Customer Strategy Services segment from the date of acquisition.

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

The Company is also obligated to make earn-out payments over the next two years if Guidon achieves specified EBITDA targets as defined in the stock purchase agreement. The fair value of the contingent payments was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions included in the fair value calculation include a discount rate of 21% and expected future value of payments of $2.8 million. The $2.8 million of expected future payments was calculated using a probability weighted EBITDA assessment with higher probability associated with Guidon achieving the maximum EBITDA targets. As of the acquisition date, the fair value of the contingent payments was approximately $2.1 million. As of June 30, 2013, the fair value of the contingent consideration was $2.4 million, of which $1.3 million and $1.1 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively.

The Company paid $0.1 million of acquisition related expenses as part of the Guidon purchase. These costs were recorded in Selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2012.

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

The Guidon customer relationships have an estimated useful life of 5 years. The goodwill recognized from the Guidon acquisition was attributable primarily to the acquired workforce of Guidon, expected synergies, and other factors. The tax basis of the acquired intangibles and goodwill are deductible for income tax purposes. The acquired goodwill and the operating results of Guidon are reported within the Customer Strategy Services segment from the date of acquisition.

TSG

On December 31, 2012, the Company acquired a 100% interest in Technology Solutions Group, Inc. (“TSG”). TSG designs and implements custom communications systems for a variety of business types and sizes. TSG is located in Aurora, IL and has approximately 90 employees.

The up-front cash consideration paid was $32.7 million. The Company is also obligated to pay a working capital adjustment equivalent to any acquired working capital from TSG in excess of a working capital floor as defined in the stock purchase agreement. The working capital adjustment was $0.6 million and was paid during the second quarter of 2013.

The Company is also obligated to make earn-out payments over three years if TSG achieves specified EBITDA targets, as defined by the stock purchase agreement. The fair value of the contingent payments was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions included in the fair value calculation include a discount rate of 4.6% and expected future value of payments of $7.3 million. The $7.3 million of expected future payments was calculated using a probability weighted EBITDA assessment with higher probability associated with TSG achieving the maximum EBITDA targets. As of the acquisition date, the fair value of the contingent payments was approximately $6.7 million. As of June 30, 2013 the fair value of the contingent consideration was $6.9 million of which $2.4 million and $4.5 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively.

The Company paid $0.1 million of acquisition related expenses as part of the TSG purchase. These costs were recorded in Selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income (Loss) during the year ended December 31, 2012.

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

The TSG customer relationships have an estimated useful life of 10 years. The goodwill recognized from the TSG acquisition was attributable primarily to the acquired workforce of TSG, expected synergies, and other factors. The tax basis of the acquired intangibles and goodwill are deductible for income tax purposes. The acquired goodwill and the operating results of TSG are reported within the Customer Technology Services segment from the date of acquisition.

The acquired businesses noted above contributed revenues of $14.5 million and $27.6 million and income from operations of $1.7 million and $2.2 million, inclusive of $0.9 million and $1.7 million of acquired intangible amortization, to the Company for the three and six months ended June 30, 2013, respectively. The acquired businesses noted above contributed revenues of $2.1 million and $2.7 million and income from operations of $0.3 million and $0.4 million, inclusive of $0.1 million and $0.1 million of acquired intangible amortization, to the Company for the three and six months ended June 30, 2012, respectively.

WebMetro

Subsequent to June 30, 2013, the Company entered into a conditional binding agreement to acquire 100% of the stock of WebMetro for $16.4 million subject to a customary working capital adjustment and earn-out payments tied to the 2013 and 2014 financial results of WebMetro for a maximum purchase price of $21.7 million. The agreement is conditional based on final negotiations. WebMetro is a top digital marketing agency that provides online direct marketing services. The operating results of WebMetro will be reported within the Customer Growth Services segment.

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

The following tables present certain financial data by segment (amounts in thousands):

Three Months Ended June 30, 2013

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$220,965	$(324)	$220,641	$8,532	$16,460
Customer Growth Services	22,399	—	22,399	777	(614)
Customer Technology Services	36,717	(73)	36,644	1,489	5,819
Customer Strategy Services	10,256	(248)	10,008	465	(1,990)
Total	$290,337	$(645)	$289,692	$11,263	$19,675

Three Months Ended June 30, 2012

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$229,401	$—	$229,401	$8,302	$730
Customer Growth Services	24,409	—	24,409	898	1,052
Customer Technology Services	25,152	(196)	24,956	687	4,356
Customer Strategy Services	10,347	(315)	10,032	342	308
Total	$289,309	$(511)	$288,798	$10,229	$6,446

Six Months Ended June 30, 2013

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$443,854	$(631)	$443,223	$16,394	$37,191
Customer Growth Services	45,255	—	45,255	1,474	662
Customer Technology Services	70,363	(157)	70,206	3,005	8,717
Customer Strategy Services	20,186	(795)	19,391	945	(3,897)
Total	$579,658	$(1,583)	$578,075	$21,818	$42,673

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Six Months Ended June 30, 2012

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$464,277	$—	$464,277	$16,462	$17,437
Customer Growth Services	47,173	—	47,173	1,698	(1,078)
Customer Technology Services	51,351	(843)	50,508	1,492	8,035
Customer Strategy Services	20,710	(1,216)	19,494	693	802
Total	$583,511	$(2,059)	$581,452	$20,345	$25,196

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Capital Expenditures
Customer Management Services	$8,110	$9,733	$10,396	$15,446
Customer Growth Services	435	661	751	1,034
Customer Technology Services	960	523	2,288	854
Customer Strategy Services	50	77	225	144
Total	$9,555	$10,994	$13,660	$17,478

	June 30, 2013	December 31, 2012
Total Assets
Customer Management Services	$561,321	$588,627
Customer Growth Services	48,046	54,164
Customer Technology Services	152,095	148,043
Customer Strategy Services	49,176	56,339
Total	$810,638	$847,173

	June 30, 2013	December 31, 2012
Goodwill
Customer Management Services	$19,982	$20,288
Customer Growth Services	24,439	24,439
Customer Technology Services	39,069	38,591
Customer Strategy Services	10,087	11,361
Total	$93,577	$94,679

The following table presents revenue based upon the geographic location where the services are provided (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
United States	$132,341	$111,857	$264,088	$222,433
Philippines	88,049	83,336	174,158	162,001
Latin America	44,303	46,259	89,331	94,155
Europe / Middle East / Africa	16,638	33,085	33,621	71,451
Canada	4,002	10,288	8,292	23,241
Asia Pacific	4,359	3,973	8,585	8,171
Total	$289,692	$288,798	$578,075	$581,452

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(4)           SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had one client that contributed in excess of 10% of total revenue for the six months ended June 30, 2013. This client contributed 11.8% and 9.8% of total revenue for the three months ended June 30, 2013 and 2012. This client contributed 11.8% and 9.6% for the six months ended June 30, 2013 and 2012. This client had an outstanding receivable balance of $32.5 million and $26.7 million as of June 30, 2013 and 2012.

The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs periodic credit evaluations of its clients and maintains allowances for uncollectible accounts and may require pre-payment for services. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk existed as of June 30, 2013.

(5)           GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consisted of the following (amounts in thousands):

	December 31, 2012	Acquisitions	Impairments	Deconsolidation of Subsidiary	Effect of Foreign Currency	June 30, 2013

Customer Management Services	$20,288	$—	$—	$—	$(306)	$19,982
Customer Growth Services	24,439	—	—	—	—	24,439
Customer Technology Services	38,591	478	—	—	—	39,069
Customer Strategy Services	11,361	—	—	(1,274)	—	10,087
Total	$94,679	$478	$—	$(1,274)	$(306)	$93,577

The Company performs a goodwill impairment test on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist.

As of December 2012, the Company had one reporting unit with goodwill of $7.3 million and a calculated fair value which exceeded its carrying value by 4%. At March 31, 2013, the Company updated its quantitative assessment of this reporting unit’s fair value using an income based approach. Key assumptions used in the updated fair value calculation include, but are not limited to, a perpetuity growth rate of 7.0% based on the current inflation rate combined with the GDP growth rate for the reporting unit’s geographical region and a discount rate of 25.5%, which is equal to the reporting unit’s equity risk premium adjusted for its size and company specific risk factors. Estimated future cash flows under the income approach are based on the Company’s internal business plan and adjusted as appropriate for the Company’s view of market participant assumptions. The current business plan assumes the occurrence of certain events in the future, such as realignment of operations and reduction of general and administrative costs. Significant differences in the outcome of some or all of these assumptions may impact the calculated fair value of this reporting unit resulting in impairment to goodwill in a future period. As of March 31, 2013, the updated fair value of this reporting unit continued to exceed its carrying value by 4%.

During the three months ended June 30, 2013, the Company reorganized the reporting structure of the Customer Strategy Services segment which necessitated an interim impairment analysis. Therefore, the Company tested the following assets of this reporting unit for impairment: indefinite-lived intangible assets, definite-lived long-lived assets and goodwill. There were no other indicators of impairment in any of the remaining reporting units as of June 30, 2013.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The indefinite-lived intangible asset evaluated for impairment consisted of the PRG trade name. The Company calculated the fair value of the trade name using a relief from royalty method based on forecasted revenues sold under the trade name using significant inputs not observable in the market (Level 3 inputs). The valuation assumptions included an estimated royalty rate of 6.0%, a discount rate specific to the trade name of 38.0% and a perpetuity growth rate of 7.0%. Based on the calculated fair value of $5.3 million, the Company recorded impairment expense of $1.1 million in the three months ended June 30, 2013. Changes in the outcome of some or all of these assumptions may impact the calculated fair value of the trade name resulting in a different amount of impairment.

Definite-lived long-lived assets consisted of fixed assets and an intangible asset related to the PRG customer relationships. The Company determined that the undiscounted future cash flows would be sufficient to cover the net book value of all definite-lived long-lived assets.

For the goodwill impairment analysis, the Company calculated the fair value of the PRG reporting unit and compared that to the updated carrying value after the above impairments were recorded and determined that the fair value was not in excess of its carrying value. Key assumptions used in the fair value calculation for goodwill impairment testing include, but are not limited to, a perpetuity growth rate of 7.0% based on the current inflation rate combined with the GDP growth rate for the reporting unit’s geographical region and a discount rate of 26.0%, which is equal to the reporting unit’s equity risk premium adjusted for its size and company specific risk factors. Estimated future cash flows under the income approach are based on the Company’s internal business plan excluding the results of the deconsolidated subsidiary and adjusted as appropriate for the Company’s view of market participant assumptions. The current business plan assumes the occurrence of certain events, such as continued realignment of operations and reduction of general and administrative costs. Significant differences in the outcome of some or all of these assumptions may impact the calculated fair value of this reporting until resulting in a different outcome to goodwill impairment in a future period.

Since the fair value of the reporting unit was not in excess of its carrying value, the Company calculated the implied fair value of goodwill and compared that value to the carrying value of goodwill. Implied fair value of goodwill is equal to the fair value of the reporting unit less the recorded value of any net assets and the fair value of intangible assets. Upon completing this assessment, the Company determined that the implied fair value of goodwill significantly exceeded the carrying value of goodwill by over 50%; therefore, there was no impairment of goodwill.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(6)           DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange and interest rate related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Interest rate derivatives consist of interest rate swaps to reduce the Company’s exposure to interest rate fluctuations associated with its variable rate debt. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets consider, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of June 30, 2013, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012 (amounts in thousands and net of tax):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Aggregate unrealized net gain (loss) at beginning of period	$11,739	$1,245	$9,559	$(5,852)
Add: Net gain/(loss) from change in fair value of cash flow hedges	(12,801)	2,024	(8,702)	9,095
Less: Net (gain)/loss reclassified to earnings from effective hedges	(1,582)	(305)	(3,501)	(279)
Aggregate unrealized net gain (loss) at end of period	$(2,644)	$2,964	$(2,644)	$2,964

The Company’s foreign exchange cash flow hedging instruments as of June 30, 2013 and December 31, 2012 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts unless noted otherwise.

As of June 30, 2013	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in the Next 12 Months	Contracts Maturing Through
Canadian Dollar	17,450	$16,976		65.6%	June 2015
Philippine Peso	17,575,000	410,663	(1)	40.8%	December 2017
Mexican Peso	1,854,500	133,778		38.4%	December 2017
British Pound Sterling	3,815	5,926	(2)	100.0%	June 2014
New Zealand Dollar	450	354		100.0%	March 2014
		$567,697

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of December 31, 2012	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	7,750	$7,407
Philippine Peso	11,710,000	271,970	(1)
Mexican Peso	1,320,500	94,530
British Pound Sterling	3,518	5,575	(2)
New Zealand Dollar	398	300
		$379,782

(1)         Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on June 30, 2013 and December 31, 2012.

(2)     Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on June 30, 2013 and December 31, 2012.

The Company’s interest rate swap arrangements as of June 30, 2013 and December 31, 2012 were as follows:

	Notional Amount	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date
As of June 30, 2013	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

As of December 31, 2012	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of June 30, 2013 and December 31, 2012 the total notional amount of the Company’s forward contracts used as fair value hedges were $235.4 million and $189.3 million, respectively.

Embedded Derivatives

In addition to hedging activities, the Company’s foreign subsidiary in Argentina was party to U.S. dollar denominated lease contracts which the Company determined contain embedded derivatives. As such, the Company bifurcated the embedded derivative features of the lease contracts and valued these features as foreign currency derivatives. As of June 30, 2013 and December 31, 2012, the fair value of the embedded derivative was $0.2 million and $0.3 million, respectively, and was included in Other current liabilities and Other long-term liabilities in the accompanying Consolidated Balance Sheets as shown in the table below.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivative Valuation and Settlements

The Company’s derivatives as of June 30, 2013 and December 31, 2012 were as follows (amounts in thousands):

	June 30, 2013
	Designated as Hedging Instruments		Not Designated as Hedging Instruments
	Foreign Exchange	Interest Rate	Foreign Exchange	Leases
Derivative contracts: Derivative classification:	Cash Flow	Cash Flow	Fair Value	Embedded Derivative

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$7,139	$—	$2,341	$—
Other long-term assets	2,634	—	—	—
Other current liabilities	(2,836)	(1,107)	(43)	(152)
Other long-term liabilities	(9,215)	(1,194)	—	(13)
Total fair value of derivatives, net	$(2,278)	$(2,301)	$2,298	$(165)

	December 31, 2012
	Designated as Hedging Instruments		Not Designated as Hedging Instruments
	Foreign Exchange	Interest Rate	Foreign Exchange	Leases
Derivative contracts: Derivative classification:	Cash Flow	Cash Flow	Fair Value	Embedded Derivative

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$11,421	$—	$11	$—
Other long-term assets	7,619	—	—	—
Other current liabilities	(157)	(1,032)	(476)	(59)
Other long-term liabilities	(65)	(1,955)	—	(219)
Total fair value of derivatives, net	$18,818	$(2,987)	$(465)	$(278)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2013 and 2012 were as follows (amounts in thousands):

	Three Months Ended June 30,
	2013		2012
	Designated as Hedging Instruments		Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Interest Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in other comprehensive income (loss) - effective portion, net of tax	$(12,956)	$155	$2,337	$(313)

Amount and location of net gain or (loss) reclassified from accumulated OCI to income - effective portion:
Revenue	$2,850	$—	$692	$—
Interest Expense	—	(257)	—	(183)

Amount and location of net gain or (loss) reclassified from accumulated OCI to income - ineffective portion and amount excluded from effectiveness testing:
Other income (expense), net	$—	$—	$—	$—

	Three Months Ended June 30,
	2013			2012
	Not Designated as Hedging Instruments			Not Designated as Hedging Instruments
	Foreign Exchange		Leases	Foreign Exchange		Leases
Derivative contracts: Derivative classification:	Option and Forward Contracts	Fair Value	Embedded Derivative	Option and Forward Contracts	Fair Value	Embedded Derivative

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Costs of services	$—	$—	$44	$—	$—	$(266)
Other income (expense), net	$—	$(2,685)	$—	$—	$1,686	$—

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2013 and 2012 were as follows (amounts in thousands):

	Six Months Ended June 30,
	2013		2012
	Designated as Hedging Instruments		Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Interest Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in other comprehensive income (loss) - effective portion, net of tax	$(8,744)	$42	$9,571	$(476)

Amount and location of net gain or (loss) reclassified from accumulated OCI to income - effective portion:
Revenue	$6,310	$—	$649	$—
Interest Expense	—	(514)	—	(183)

Amount and location of net gain or (loss) reclassified from accumulated OCI to income - ineffective portion and amount excluded from effectiveness testing:
Other income (expense), net	$—	$—	$—	$—

	Six Months Ended June 30,
	2013			2012
	Not Designated as Hedging Instruments			Not Designated as Hedging Instruments
	Foreign Exchange		Leases	Foreign Exchange		Leases
Derivative contracts: Derivative classification:	Option and Forward Contracts	Fair Value	Embedded Derivative	Option and Forward Contracts	Fair Value	Embedded Derivative

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Costs of services	$—	$—	$113	$—	$—	$(266)
Other income (expense), net	$—	$(1,247)	$—	$—	$3,855	$—

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

The following presents information as of June 30, 2013 and December 31, 2012 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounts Receivable and Payable - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of June 30, 2013 and December 31, 2012, the Company had $110.0 million and $108.0 million, respectively, of borrowings outstanding under the Credit Agreement. During the three and six months ended June 30, 2013 outstanding borrowings accrued interest at an average rate of 1.5% and 1.5% per annum, respectively, excluding unused commitment fees. The amounts recorded in the accompanying balance sheets approximate fair value due to the variable nature of the debt.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of June 30, 2013, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of June 30, 2013 and December 31, 2012 (amounts in thousands):

As of June 30, 2013

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(2,278)	$—	$(2,278)
Interest rate swaps	—	(2,301)	—	(2,301)
Embedded derivatives	—	(165)	—	(165)
Fair value hedges	—	2,298	—	2,298
Total net derivative asset (liability)	$—	$(2,446)	$—	$(2,446)

As of December 31, 2012

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$18,818	$—	$18,818
Interest rate swaps	—	(2,987)	—	(2,987)
Fair value hedges	—	(465)	—	(465)
Embedded derivatives	—	(278)	—	(278)
Total net derivative asset (liability)	$—	$15,088	$—	$15,088

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a summary of the Company’s fair value measurements as of June 30, 2013 and December 31, 2012 (amounts in thousands):

As of June 30, 2013

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$—	$240	$—
Derivative instruments, net	—	—	—
Total assets	$—	$240	$—

Liabilities
Deferred compensation plan liability	$—	$(6,015)	$—
Derivative instruments, net	—	(2,446)	—
Purchase price payable	—	—	(12,123)
Total liabilities	$—	$(8,461)	$(12,123)

As of December 31, 2012

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$—	$350	$—
Derivative instruments, net	—	15,088	—
Total assets	$—	$15,438	$—

Liabilities
Deferred compensation plan liability	$—	$(5,305)	$—
Purchase price payable	—	—	(12,533)
Total liabilities	$—	$(5,305)	$(12,533)

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

Purchase Price Payable — The Company recorded purchase price payables related to the acquisitions of iKnowtion, Guidon and TSG. These purchase price payables were recognized at fair value using a discounted cash flow approach and a discount rate of 4.6% or 21.0%. These measurements were based on significant inputs not observable in the market. The Company will record interest expense each period using the effective interest method until the future value of these purchase price payables reaches their expected future value of $13.4 million. Interest expense related to all recorded purchase price payables is included in Interest expense in the Consolidated Statements of Comprehensive Income (Loss).

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

In 2005, the Company sought relief under the United States-Canada Income Tax Convention for avoidance of double taxation arising from adjustments to the taxable income assessed in the U.S. and Canada with respect to the years 2001 and 2002. On February 20, 2011, the Company received notice of an adverse decision by the Canadian Revenue Agency (“CRA”) in regards to the Company’s request. Consistent with accounting for tax positions that no longer meet the recognition criteria, in the first quarter of 2011 the Company derecognized income tax positions totaling $8.6 million through income tax expense and filed for Judicial Review of CRA’s actions with the Federal Court of Canada. On March 20, 2013, the Company presented its arguments in the Federal Court of Canada and asked the Court to issue a writ of mandamus to compel the CRA to accept the Company’s application for Competent Authority consideration. On May 29, 2013, the Federal Court of Canada ruled in favor of the Canada Revenue Agency by denying the Company’s request. The Company now considers the matter closed and does not plan any further action in this regard. There was no accounting charge related to this decision recorded in the three months ended June 30, 2013.

As of June 30, 2013, the Company had $55.3 million of gross deferred tax assets (after a $20.2 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $52.4 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability which the Company believes is more-likely-than-not to occur.

The effective tax rate for the three and six months ended June 30, 2013 was 23.3% and 16.6%, respectively. The effective tax rate during these periods in 2013 was influenced by the distribution of earnings in international jurisdictions currently under an income tax holiday and the $3.8 million and $4.6 million, respectively, in restructuring and impairment expenses and the income tax benefit related to these incremental expenses. The effective tax rate for the three and six months ended June 30, 2012 was (25.6%) and 2.5%, respectively. The effective tax rate during these periods in 2012 was influenced by the distribution of earnings in international jurisdictions currently under an income tax holiday and the $17.3 million and $21.1 million, respectively, in restructuring and impairment expenses and the income tax benefit related to these incremental expenses.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(9)                                 RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the three and six months ended June 30, 2013 and 2012, the Company undertook a number of restructuring activities primarily associated with reductions in the Company’s capacity and workforce in its Customer Management Services, Customer Growth Services and Customer Strategy Services segments to better align the capacity and workforce with current business needs.

During the second quarter of 2012, the Company made the decision to cease operations in Spain and terminated the contracts with its clients. The Company notified the employees and commenced severance procedures as required under Spanish law. The Company recorded $14.7 million of severance and $0.4 million of center closure expenses for the year ended December 31, 2012. As of the second quarter of 2013, $14.8 million was paid and the remaining $0.3 million was included in Other accrued expenses in the Consolidated Balance Sheets as of June 30, 2013.

A summary of the expenses recorded in Restructuring, net in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012, respectively, is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reduction in force
Customer Management Services	$2,292	$16,109	$2,986	$17,964
Customer Growth Services	—	32	—	135
Customer Technology Services	—	56	—	56
Customer Strategy Services	32	—	189	—
Total	$2,324	$16,197	$3,175	$18,155

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Facility exit charges
Customer Management Services	$248	$99	$248	$99
Customer Growth Services	—	—	—	—
Customer Technology Services	—	—	—	—
Customer Strategy Services	—	—	—	—
Total	$248	$99	$248	$99

A rollforward of the activity in the Company’s restructuring accruals is as follows (amounts in thousands):

	Closure of Delivery Centers	Reduction in Force	Total

Balance as of December 31, 2012	$—	$4,079	$4,079
Expense	248	3,390	3,638
Payments	(248)	(4,709)	(4,957)
Change in estimates	—	(215)	(215)
Balance as of June 30, 2013	$—	$2,545	$2,545

The remaining restructuring accruals are expected to be paid during 2013 and are all classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Impairment Losses

During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain delivery centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three and six months ended June 30, 2013, the Company recognized $0.1 million of losses related to leasehold improvement assets in the Customer Management Services segment. During the three and six months ended June 30, 2012, the Company recognized $1.0 million of losses related to leasehold improvement assets in the Customer Management Services segment.

During the second quarter of 2013, the Company recorded an impairment charge of $1.1 million related to the PRG trade name intangible asset within the Customer Strategy Services segment. See Note 5 for further information. This expense was included in the Impairment losses in the Consolidated Statements of Comprehensive Income (Loss).

During the first quarter of 2012, the Company rebranded its Direct Alliance Corporation (“DAC”) subsidiary to RevanaTM, thus the $1.8 million DAC trade name was impaired as of March 31, 2012. This expense was included in the Impairment losses in the Consolidated Statements of Comprehensive Income (Loss).

(10)                          COMMITMENTS AND CONTINGENCIES

Credit Facility

On June 3, 2013, the Company entered into a $700.0 million, five-year, multi-currency revolving credit facility (the “Credit Agreement”) with an accordion feature that permits, under certain conditions, an increase in total commitments up to $1.0 billion with a syndicate of lenders. Wells Fargo Securities, LLC, KeyBank National Association, Bank of America Merrill Lynch, BBVA Compass and HSBC Bank USA, National Association served as Joint Lead Arrangers. The Credit Agreement amends and restates in its entirety the Company’s prior credit facility entered into during 2010 and amended in 2012.

The Credit Agreement provides for a secured revolving credit facility that matures on June 3, 2018 with an initial maximum aggregate commitment of $700.0 million. At the Company’s discretion, direct borrowing options under the Credit Agreement include (i) Eurodollar loans with one, two, three, and six month terms, and/or (ii) overnight base rate loans. The Credit Agreement also provides for a sub-limit for loans or letters of credit in both U.S. dollars and certain foreign currencies, with direct foreign subsidiary borrowing capabilities up to 50% of the total commitment amount. The Company may increase the maximum aggregate commitment under the Credit Agreement to $1.0 billion if certain conditions are satisfied, including that the Company is not in default under the Credit Agreement at the time of the increase and that the Company obtains the commitment of the lenders participating in the increase.

Base rate loans bear interest at a rate equal to the greatest of (i) Wells Fargo’s prime rate, (ii) one half of 1% in excess of the federal funds effective rate, and (iii) 1.25% in excess of the one month London Interbank Offered Rate (“LIBOR”), in each case adding a margin based upon the Company’s leverage ratio. Eurodollar loans bear interest based upon LIBOR, plus a margin based upon the Company’s leverage ratio. Alternate loans bear interest at rates applicable to their respective currencies. Letter of credit fees are one eighth of 1% of the stated amount of the letter of credit on the date of issuance, renewal or amendment, plus an annual fee equal to the borrowing margin for Eurodollar loans. Commitment fees are payable to the Lenders in an amount equal to the unused portion of the credit facility and are based upon the Company’s leverage ratio.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Indebtedness under the Credit Agreement is guaranteed by certain of the Company’s present and future domestic subsidiaries. Indebtedness under the Credit Agreement and the related guarantees are secured by security interests (subject to permitted liens) in the U.S. accounts receivable and cash of the Company and certain of its domestic subsidiaries and may be secured by tangible assets of the Company and such domestic subsidiaries if borrowings by foreign subsidiaries exceed $100.0 million and the leverage ratio is greater than 3.00 to 1.00. The Company also pledged 65% of the voting stock and 100% of the non-voting stock of certain of the Company’s material foreign subsidiaries and may pledge 65% of the voting stock and 100% of the non-voting stock of the Company’s other foreign subsidiaries.

The Credit Agreement, which includes customary financial covenants, may be used for general corporate purposes, including working capital, purchases of treasury stock and acquisition financing. As of June 30, 2013, the Company was in compliance with all financial covenants. A copy of this agreement can be found as an exhibit to the TeleTech 8-K filed on June 7, 2013.

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, stock repurchases and other strategic activities, such as the acquisitions described in Note 2. As of June 30, 2013 and December 31, 2012, the Company had borrowings of $110.0 million and $108.0 million, respectively, under its credit facilities, and its average daily utilization was $230.9 million and $137.4 million for the six months ended June 30, 2013 and 2012, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $3.8 million, the Company’s remaining borrowing capacity was $586.2 million as of June 30, 2013.

Letters of Credit

As of June 30, 2013, outstanding letters of credit under the Credit Agreement totaled $3.8 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of June 30, 2013, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.5 million.

Guarantees

Indebtedness under the Credit Agreement is guaranteed by certain of the Company’s present and future domestic subsidiaries.

Legal Proceedings

From time to time, the Company has been involved in legal actions, both as plaintiff and defendant, which arise in the ordinary course of business. Accruals for legal actions have been provided for to the extent that losses are deemed both probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of currently available information and advice received from counsel, as appropriate, the Company believes that the disposition or ultimate resolution of such legal actions will not have a material adverse effect on its financial position, cash flows or results of operations. During the quarter ended June 30, 2013, there were no material changes to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2012.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In 2009, the municipality of Sao Paolo, Brazil assessed our Brazilian subsidiary, TeleTech Brasil Servicos Ltda. (“TTEC Brasil”), a services tax on certain equipment rental income earned in 2004 and 2005. In first quarter of 2011, TTEC Brasil filed a tax annulment action to challenge the assessment. In second quarter of 2012, the court issued a ruling on the matter in favor of Sao Paolo municipality, which ruling TTEC Brasil is currently appealing, with the resolution of the matter not currently expected until 2015.    Based on an opinion received from legal counsel in Brazil, TeleTech believes that (i) the ruling issued by the Sao Paolo municipal court was incorrect and in contravention of a Brazil Supreme Court ruling concerning the invalidity of services taxes on rental income, (ii) TTEC Brasil has valid defenses against the assessed services taxes and (iii) that payment of these services taxes is not probable. Based on the foregoing, TeleTech has not recorded an expense as of June 30, 2013 for the Sao Paolo services tax assessment. No new development occurred in this matter during the current quarter.

In the fourth quarter of 2012, a complaint was filed in the State of California against a TeleTech subsidiary and Google Inc. (“Google”), as co-defendants. The action alleges that the defendants violated California Penal Code Section 632 by recording telephone calls made on behalf of Google to residents in California without disclosure. The plaintiff seeks class action certification in the matter. Pursuant to its contractual commitments, the Company has agreed to indemnify Google for costs and expenses related to the complaint. The ultimate outcome of this litigation, and an estimate of the possible loss, if any, cannot reasonably be determined at this time. Management believes that the loss, if any, is adequately insured as part of the Company’s insurance program and the outcome of this litigation should not have a material adverse effect on its financial position or results of operations.

(11)                          NONCONTROLLING INTEREST

The following table reconciles equity attributable to noncontrolling interest (amounts in thousands):

	Six Months Ended June 30,
	2013	2012
Noncontrolling interest, January 1	$14,045	$11,260
Acquisition of noncontrolling interest	—	941
Net income attributable to noncontrolling interest	1,049	1,861
Dividends distributed to noncontrolling interest	(2,385)	(720)
Deconsolidation of a subsidiary	(121)	—
Foreign currency translation adjustments	(220)	47
Equity-based compensation expense	16	—
Noncontrolling interest, June 30	$12,384	$13,389

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(12)                          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

In 2013, the Company adopted new accounting guidance that requires an entity to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The following table presents changes in the accumulated balance for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (amounts in thousands):

	Foreign Currency Translation Adjustment	Derivative Valuation, Net of Tax	Other, Net of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2012	$15,673	$9,559	$(2,251)	$22,981

Other comprehensive income before reclassifications	(16,263)	(8,702)	7	(24,958)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3,501)	292	(3,209)
Net current period other comprehensive income (loss)	(16,263)	(12,203)	299	(28,167)

Accumulated other comprehensive income (loss) at June 30, 2013	$(590)	$(2,644)	$(1,952)	$(5,186)

Accumulated other comprehensive income (loss) at December 31, 2011	$3,156	$(5,852)	$(2,778)	$(5,474)

Other comprehensive income (loss) before reclassifications	3,205	9,095	242	12,542
Amounts reclassified from accumulated other comprehensive income (loss)	—	(279)	408	129
Net current period other comprehensive income (loss)	3,205	8,816	650	12,671

Accumulated other comprehensive income (loss) at June 30, 2012	$6,361	$2,964	$(2,128)	$7,197

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the statement of comprehensive income (loss) (in thousands):

			Statement of
	For the Three Months Ended June 30,		Comprehensive Income
	2013	2012	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$2,850	$692	Revenue
Loss on interest rate swaps	(257)	(183)	Interest expense
Tax effect	(1,011)	(204)	Provision for income taxes
	$1,582	$305	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(154)	$(218)	Cost of services
Tax effect	9	13	Provision for income taxes
	$(145)	$(205)	Net income (loss)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

			Statement of
	For the Six Months Ended June 30,		Comprehensive Income
	2013	2012	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$6,310	$649	Revenue
Loss on interest rate swaps	(514)	(183)	Interest expense
Tax effect	(2,295)	(187)	Provision for income taxes
	$3,501	$279	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(311)	$(434)	Cost of services
Tax effect	19	26	Provision for income taxes
	$(292)	$(408)	Net income (loss)

(13)                          NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Shares used in basic earnings per share calculation	51,861	55,125	52,104	55,809
Effect of dilutive securities:
Stock options	411	359	403	379
Restricted stock units	356	228	405	370
Performance-based restricted stock units	—	—	—	—
Total effects of dilutive securities	767	587	808	749
Shares used in dilutive earnings per share calculation	52,628	55,712	52,912	56,558

For the three months ended June 30, 2013 and 2012, options to purchase 0.1 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti—dilutive. For the six months ended June 30, 2013 and 2012, options to purchase 0.1 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the three months ended June 30, 2013 and 2012, restricted stock units (“RSUs”) of 0.2 million and 1.3 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the six months ended June 30, 2013 and 2012, RSUs of 0.5 million and 1.0 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

(14)                          EQUITY-BASED COMPENSATION PLANS

All equity—based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date. During the three and six months ended June 30, 2013 and 2012, the Company recognized total compensation expense of $3.4 million and $6.6 million and $3.5 million and $6.8 million, respectively. Of the total compensation expense, $0.6 million and $1.0 million was recognized in Cost of services and $2.8 million and $5.6 million was recognized in Selling, general and administrative during the three and six months ended June 30, 2013. During the three and six months ended June 30, 2012, the Company recognized total compensation expense of $3.5 million and $6.8 million, respectively, in Selling, general and administrative.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

As of June 30, 2013, there was approximately $0.5 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to unvested option arrangements granted under the Company’s equity plans. The Company recognizes compensation expense straight—line over the vesting term of the option grant. The Company recognized compensation expense related to stock options of approximately $0.1 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively. The Company recognized compensation expense related to stock options of approximately $0.2 million and $0.3 million for the six months ended June 30, 2013 and 2012, respectively.

Restricted Stock Unit Grants

During the six months ended June 30, 2013 and 2012, the Company granted 693,055 and 565,887 RSUs, respectively, to new and existing employees, which vest in equal installments over four or five years. The Company recognized compensation expense related to RSUs of $3.2 million and $6.3 million for the three and six months ended June 30, 2013, respectively. The Company recognized compensation expense related to RSUs of $3.3 million and $6.6 million for the three and six months ended June 30, 2012, respectively. As of June 30, 2013, there was approximately $30.5 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

As of June 30, 2013 and 2012, the Company had performance-based RSUs outstanding that vest based on the Company achieving specified revenue and operating income performance targets. The Company determined that it was not probable these performance targets would be met; therefore no expense was recognized for the three and six months ended June 30, 2013 or 2012.

(15)                          DECONSOLIDATION OF SUBSIDIARY

During the three months ended June 30, 2013, the Company concluded that it no longer has controlling influence over a once consolidated subsidiary in the Customer Strategy Services segment. The Company has deconsolidated its interest in Peppers & Rogers Gulf WLL (“PRG Kuwait”). PRG Kuwait is owned 48% by our affiliate Peppers & Rogers Group BV (“PRG BV”), 51% by an unaffiliated party and 1% by a former employee. In 2010, PRG BV acquired beneficial interest in 51% of the PRG Kuwait equity owned by others, resulting in 99% control of PRG Kuwait. During the three months ended June 30, 2013, PRG BV took actions with respect to the PRG Kuwait business that under local law required the collaboration of the PRG Kuwait 51% equity owner, which despite the Company’s legal entitlement the Company has not been able to secure. Because the Company is no longer confident that it can exercise its beneficial ownership rights, it is deconsolidating its interest in PRG Kuwait. The Company is contemplating legal actions available to us while it is engaged in negotiations to perfect PRG BV’s rights to the beneficial ownership in 51% of PRG Kuwait or to dispose PRG BV’s equity ownership in the remaining 48%. These legal actions are expected to be protracted and at present the Company cannot estimate the timing of a resolution.

Upon deconsolidation of PRG Kuwait, the Company wrote off all PRG Kuwait assets and liabilities and recorded the retained noncontrolling interest at fair value, which resulted in a recorded loss of $3.7 million which was included in Loss on deconsolidation of subsidiary in the Consolidated Statements of Comprehensive Income (Loss). The $3.7 million loss includes $1.3 million of goodwill allocated to PRG Kuwait immediately prior to deconsolidation based on PRG Kuwait’s relative fair value of the Customer Strategy Services segment. The fair value of the noncontrolling interest was determined to be zero as the Company does not believe it will recognize any financial benefit from this interest. The Company is reviewing all options available to it to divest of its noncontrolling interest in this deconsolidated subsidiary.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

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

•      movement for delivery center workers to unionize and possible related impacts on labor costs, especially outside of the United States;

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

To further improve our competitive position and stay ahead of a rapidly changing market for our services, we continue to invest in new growth areas. We believe our commitment to innovation will enable us to remain strategically relevant to our clients and to grow and diversify our revenue into higher margin, more technology-enabled services. Of the $289.7 million in revenue we reported in the second quarter of 2013, approximately 24% or $69.1 million came from customer-centric strategy, growth or technology-based services with the remainder coming from our traditional customer management services.

We believe our track record of innovation, operational excellence, financial strength and ability to deliver on the business goals of our clients represent our strongest competitive advantages and have been significant contributors to our client retention rate of 91% for our Customer Management Services and Customer Growth Services segments during the first six months of 2013.

Our solid balance sheet, cash flows from operations and access to capital markets have provided us the financial flexibility to fund our organic growth, strategic acquisitions and our ongoing stock repurchase program.

As a means of executing our strategy to expand our operating segments, we have in the past and may in the future acquire additional companies, products or technologies. During 2012, we made four acquisitions including OnState Communications Corporation (“OnState”) in January, iKnowtion LLC (“iKnowtion”) in February, Guidon Performance Solutions (“Guidon”) in October and Technology Solutions Group, Inc. (“TSG”) in December. Additional acquisitions are planned for 2013. We have included the financial results of the business combinations in our consolidated results of operations beginning on the respective acquisition dates in their applicable segments.

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

•                  Target additional, accretive acquisitions that further complement and expand our integrated solutions; and

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

Grow — Customer Growth Services

We offer fully integrated sales and marketing solutions to help our clients boost revenue in new, fragmented or underpenetrated business-to-consumer or business-to-business markets. We deliver approximately $1 billion in client revenue annually via the acquisition, growth and retention of customers through a combination of our highly trained, client-dedicated sales professionals and our proprietary Revana Analytic Multichannel PlatformTM. This platform continuously aggregates individual customer information across all channels into one holistic view to ensure more relevant and personalized communications. These communications are dynamically triggered to send the right message to the right customer at the right time via their preferred communication channel. The ability of our sales associates to be backed by a highly scalable, technology-enabled platform that delivers smarter, more targeted digital marketing messages over email, social networks, mobile, web, SMS text, voice and chat results in higher conversion rates at a lower overall cost for our clients.

See Note 3 to the Notes to the Consolidated Financial Statements for additional discussion regarding our segment information.

Business Overview

In the second quarter of 2013, our revenue increased 0.3% to $289.7 million over the same period in 2012, which included an increase of 0.5% or $1.3 million due to fluctuations in foreign currency rates. Revenue increased due to the addition of 28 new clients and revenue from our acquisitions offset by a decrease of $14.4 million related to the exit of unprofitable programs including our business in Spain. Our second quarter 2013 income from operations increased 205% to $19.7 million, or 6.8% of revenue, from $6.4 million, or 2.2% of revenue, in the second quarter of 2012. This increase was primarily due to the exit of the unprofitable programs described above and the related restructuring charges, increases in our capacity utilization and income related to our acquisitions. Income from operations for the second quarter 2013 and 2012 included an aggregate $3.8 million and $17.3 million of expenses related to restructuring charges and asset impairments, respectively.

Our offshore delivery centers serve clients based in North America and in other countries. Our offshore delivery capacity spans five countries with 18,300 workstations and currently represents 66% of our global delivery capabilities. Revenue from services provided in these offshore locations was $118 million and represented 48% of our revenue for the second quarter of 2013, as compared to $123 million and 48% of total revenue for the second quarter of 2012, with both years excluding revenue from the five acquisitions.

Our cash flow from operations and available credit allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows and borrowings. At June 30, 2013, we had $150.6 million of cash and cash equivalents and a total debt to total capitalization ratio of 20.6%.

We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of June 30, 2013, the overall capacity utilization in our multi—client centers was 75%. The table below presents workstation data for our multi—client centers as of June 30, 2013 and 2012. Dedicated and managed centers (4,332 and 2,652 workstations as of June 30, 2013 and 2012, respectively) are excluded from the workstation data as unused workstations in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	June 30, 2013			June 30, 2012
	Total Production Workstations	In Use	% In Use	Total Production Workstations	In Use	% In Use

Multi-client centers
Sites open <1 year	713	492	69%	1,842	559	30%
Sites open >1 year	22,760	17,226	76%	26,528	19,991	75%
Total multi-client centers	23,473	17,718	75%	28,370	20,550	72%

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

Interest Expense

Interest expense includes interest expense, accretion of deferred acquisition costs and amortization of debt issuance costs associated with our debts and capitalized lease obligations.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net cash provided by operating activities	$33,717	$33,993	$40,211	$48,657
Less: Purchases of property, plant and equipment	9,555	10,994	13,660	17,368
Free cash flow	$24,162	$22,999	$26,551	$31,289

We discuss factors affecting free cash flow between periods in the “Liquidity and Capital Resources” section below.

Results of Operations

Three months ended June 30, 2013 compared to three months ended June 30, 2012

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended June 30, 2013 and 2012 (amounts in thousands). All inter—company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Revenue	$220,641	$229,401	$(8,760)	-3.8%
Operating Income	16,460	730	15,730	2154.8%

The decrease in revenue for the Customer Management Services segment was attributable to a $14.9 million net increase in client programs and a $1.5 million increase in realized gains on cash flow hedges and positive changes in foreign exchange translation, offset by a $14.4 million reduction related to the exit of certain unprofitable programs including our business in Spain, and program completions of $10.8 million.

The operating income as a percentage of revenue increased to 7.5% in the second quarter of 2013 as compared to 0.3% in the prior period. The increase in margin was primarily due to the exit of certain unprofitable programs as described above and the reduction of restructuring expenses noted below. During 2013 and 2012, we recorded $2.5 million and $2.1 million, respectively, in restructuring charges in various locations to better align our capacity and workforce with current business needs. In addition, during 2012, we recorded $13.9 million in restructuring charges and $1.0 million in impairment charges as a result of our decision to exit Spain. These items were offset during 2012 in part by a $4.6 million accrual release for salaries expense due to an authoritative ruling in Spain related to the legally required cost of living adjustments for our employees’ salaries.

Customer Growth Services

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Revenue	$22,399	$24,409	$(2,010)	-8.2%
Operating Income	(614)	1,052	(1,666)	-158.4%

The decrease in revenue for the Customer Growth Services segment was due to a net increase in client programs of $4.3 million offset by program completions of $6.3 million.

The operating income as a percentage of revenue decreased to (2.7%) in the second quarter of 2013 as compared to 4.3% in the prior period. This decrease was due to net declines in client volumes, changes in pricing, and the cost of ramping a significant international client. Included in the operating income was amortization related to acquired intangibles of $0.2 million and $0.2 million for the quarter ended June 30, 2013 and 2012, respectively.

Customer Technology Services

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Revenue	$36,644	$24,956	$11,688	46.8%
Operating Income	5,819	4,356	1,463	33.6%

The increase in revenue for the Customer Technology Services segment was primarily related to the acquisition of Technology Solutions Group, Inc. (“TSG”) on December 31, 2012.

The operating income as a percentage of revenue decreased to 15.9% in the second quarter of 2013 as compared to 17.5% in the prior period. This decrease was related to investments to integrate TSG, expand the solutions portfolio, a change in the mix of revenue between product and services, increases in sales and marketing expenses, and a $0.7 million increase in amortization expense related to the acquisition of TSG. Included in the operating income was amortization related to acquired intangibles of $1.0 million and $0.5 million for the quarters ended June 30, 2013 and 2012, respectively.

Customer Strategy Services

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Revenue	$10,008	$10,032	$(24)	-0.2%
Operating Income	(1,990)	308	(2,298)	-746.1%

The revenue for the Customer Strategy Services segment was flat quarter over quarter inclusive of the acquisition of Guidon Performance Solutions.

The segment incurred an operating loss as a percentage of revenue of (19.9)% in the second quarter of 2013 as compared to 3.1% in the prior period. This decrease was primarily related to the impairment charges of $1.1 million recorded as a result of the deconsolidation of a subsidiary (see Notes 15 and 5 of the Notes to the Consolidated Financial Statements for further details). The decrease was also related to the full integration of the entities comprising the CSS segment, including leadership, consultants, the services portfolio and the infrastructure. This resulted in a consolidation of geographies and a right sizing of the consulting base. Included in the operating income was amortization expense of $0.4 million and $0.3 million for the quarters ended June 30, 2013 and 2012, respectively.

Interest Income (Expense)

For the three months ended June 30, 2013 interest income decreased slightly to $0.6 million from $0.7 million in the same period in 2012. Interest expense increased to $1.9 million during 2013 from $1.6 million during 2012, due to a higher outstanding balance on our credit facility, additional accretion of deferred acquisition costs and additional expense related to the interest rate swap arrangements.

Other Income (Expense), Net

Included in the three months ended June 30, 2013, was a $3.7 million charge related to the deconsolidation of a subsidiary (see Note 15 of the Notes to the Consolidated Financial Statements for further details).

Income Taxes

The effective tax rate for the three months ended June 30, 2013 was 23.3%. This compares to an effective tax rate of (25.6)% for the same period of 2012. The effective tax rate for the three months ended June 30, 2013 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. Without a $1.3 million benefit related to restructuring charges and a $0.3 million benefit related to other discrete items recognized during the quarter, our effective tax rate for the second quarter would have been 22.6%. The effective tax rate for the three months ended June 30, 2012 was influenced by earnings in international jurisdictions currently under an income tax holiday and the $17.3 million in restructuring and impairment charges which influenced the distribution of pre-tax income between the U.S. and international tax jurisdictions.

Results of Operations

Six months ended June 30, 2013 compared to six months ended June 30, 2012

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the six months ended June 30, 2013 and 2012 (amounts in thousands). All inter—company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Revenue	$443,223	$464,277	$(21,054)	-4.5%
Operating Income	37,191	17,437	19,754	113.3%

The decrease in revenue for the Customer Management Services segment was attributable to a $36.7 million net increase in client programs and a $3.5 million increase in realized gains on cash flow hedges and positive changes in foreign exchange translation, offset by a $30.7 million reduction related to the exit of certain unprofitable programs including our business in Spain, and program completions of $30.6 million.

The operating income as a percentage of revenue increased to 8.4% for the six months ended June 30, 2013 as compared to 3.8% in 2012. This increase in margin was primarily due to the exit of certain unprofitable programs as described above, the reduction of restructuring expenses noted below and the improvement in utilization of our capacity. During the six months of 2013, we recorded $3.2 million and $3.6 million, respectively, in restructuring charges in various locations to better align our capacity and workforce with current business needs. In addition, during 2012, we recorded $13.9 million in restructuring charges and $1.0 million in impairment charges as a result of our decision to exit Spain. These items were offset during 2012 in part by a $4.6 million accrual release for salaries expense due to an authoritative ruling in Spain related to the legally required cost of living adjustments for our employees’ salaries.

Customer Growth Services

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Revenue	$45,255	$47,173	$(1,918)	-4.1%
Operating Income	662	(1,078)	1,740	161.4%

The decrease in revenue for the Customer Growth Services segment was due to a net increase in client programs of $10.9 million offset by program completions of $12.8 million.

The operating income as a percentage of revenue increased to 1.5% for the six months ended June 30, 2013 as compared to (2.3)% in the same period of 2012. This increase was primarily driven by a $1.8 million charge related to the impairment of trade-name intangible asset due to the rebranding of our Direct Alliance subsidiary to Revana during the first quarter of 2012. There were also program operational improvements and a shift in program mix to additional outcome-based higher margin programs. These were offset by net declines in client volumes, changes in pricing, and the cost of ramping a significant international client. Included in the operating income was amortization related to acquired intangibles of $0.4 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively.

Customer Technology Services

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Revenue	$70,206	$50,508	$19,698	39.0%
Operating Income	8,717	8,035	682	8.5%

The increase in revenue for the Customer Technology Services segment was primarily related to the acquisition of Technology Solutions Group, Inc. (“TSG”) on December 31, 2012.

The operating income as a percentage of revenue decreased to 12.4% for the six months ended June 30, 2013 as compared to 15.9% in the same period of 2012. This decrease was related to investments to integrate TSG, expand the solutions portfolio, a change in the mix of revenue between product and services, increases in sales and marketing expenses, and a $1.3 million increase in amortization expense related to the acquisition of TSG. Included in the operating income was amortization related to acquired intangibles of $2.0 million and $1.0 million for the six months ended June 30, 2013 and 2012, respectively.

Customer Strategy Services

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Revenue	$19,391	$19,494	$(103)	-0.5%
Operating Income	(3,897)	802	(4,699)	-585.9%

The revenue for the Customer Strategy Services segment was flat quarter over quarter inclusive of the acquisitions of iKnowtion, LLC and Guidon Performance Solutions.

The segment incurred an operating loss as a percentage of revenue of (20.1)% in the first six months of 2013 as compared to income of 4.1% in the prior period. This decrease was primarily related to the impairment charges of $1.1 million recorded as a result of the deconsolidation of a subsidiary (see Notes 15 and 5 of the Notes to the Consolidated Financial Statements for further details). The decrease was also related to the full integration of the entities comprising the CSS segment, including leadership, consultants, the services portfolio and the infrastructure. This resulted in a consolidation of geographies and a right sizing of the consulting base. Included in the operating income was amortization related to acquired intangibles of $0.8 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively.

Interest Income (Expense)

For the six months ended June 30, 2013, interest income decreased to $1.2 million from $1.5 million in the same period in 2012. Interest expense increased to $3.8 million during 2013 from $2.7 million in 2012, due to a higher outstanding balance on our credit facility, additional accretion of deferred acquisition costs and additional expense related to the interest rate swap arrangements.

Other Income (Expense), Net

Included in the six months ended June 30, 2013, was a $3.7 million charge related to the deconsolidation of a subsidiary (see Note 15 of the Notes to the Consolidated Financial Statements for further details).

Income Taxes

The effective tax rate for the six months ended June 30, 2013 was 16.6%. This compares to an effective tax rate of 2.5% for the same period of 2012. The effective tax rate for the six months ended June 30, 2013 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. Without a $0.6 million benefit related to changes in the valuation allowance, a $1.5 million benefit related to restructuring charges, and a $1.0 million benefit related to other discrete items recognized during the period, the Company’s effective tax rate for the six months would have been 20.4%. The effective tax rate for the six months ended June 30, 2012 was influenced by earnings in international jurisdictions currently under an income tax holiday and the $21.1 million in restructuring and impairment charges which influenced the distribution of pre-tax income between the U.S. and international tax jurisdictions.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Agreement, dated June 3, 2013 (the “Credit Agreement”). During the six months ended June 30, 2013, we generated positive operating cash flows of $40.2 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

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

We primarily utilize our Credit Agreement to fund working capital, general operations, stock repurchases and other strategic activities, such as the acquisitions described in Note 2 of the Notes to Consolidated Financial Statements. As of June 30, 2013 and December 31, 2012, we had borrowings of $110.0 million and $108.0 million, respectively, under our Credit Agreement, and our average daily utilization was $230.9 million and $137.4 million for the six months ended June 30, 2013 and 2012, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $3.8 million, our remaining borrowing capacity was $586.2 million as of June 30, 2013. As of June 30, 2013, we were in compliance with all covenants and conditions under our Credit Agreement.

The following discussion highlights our cash flow activities during the six months ended June 30, 2013 and 2012.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $150.6 million and $164.5 million as of June 30, 2013 and December 31, 2012, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, to expand our infrastructure, the investment in research and development, for strategic acquisitions and for the purchase of our outstanding stock.

Cash Flows from Operating Activities

For the six months ended June 30, 2013 and 2012, net cash flows provided by operating activities were $40.2 million and $48.7 million, respectively. The $8.4 million decrease is attributable to an $17.4 million increase in cash related net income and a decrease in spending on prepaid and other assets of $12.9 million offset by a decrease to net cash flows provided by operating activities related to a $3.9 million decrease in collections of accounts receivable, a $7.2 million decrease in cash received from prepayments from customers and a $27.6 million increase in cash spent on operating expenses.

Cash Flows from Investing Activities

For the six months ended June 30, 2013 and 2012, we reported net cash flows used in investing activities of $15.3 million and $22.0 million, respectively. The decrease of $6.7 million was due to decreased spending on acquisitions of $3.2 million along with a $3.5 million net decrease in capital expenditures during the first six months of 2013.

Cash Flows from Financing Activities

For the six months ended June 30, 2013 and 2012, we reported net cash flows used in financing activities of $30.2 million and $20.5 million, respectively. The $9.6 million increase in net cash flows used from 2012 to 2013 was primarily due to a $12.0 million decrease in net borrowings from our line of credit, a $4.4 million increase in net payments on other debt, a $1.3 million increase in payments for debt issuance costs and a $1.7 million increase in distributions made to noncontrolling interest. These cash outflows were offset by a reduction of $9.7 million in purchases of our outstanding common stock.

Free Cash Flow

Free cash flow, a non-GAAP measurement (see “Presentation of Non—GAAP Measurements” for definition of free cash flow) decreased for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to the increase in capital expenditures and a decrease in cash flows provided by operating activities. Free cash flow was $26.6 million and $31.3 million for the six months ended June 30, 2013 and 2012, respectively.

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of June 30, 2013 are summarized as follows (amounts in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total

Credit Facility(1)	$3,628	$7,109	$114,048	$—	$124,785
Equipment financing arrangements	128	—	—	—	128
Contingent consideration	1,100	10,526	2,919	—	14,545
Purchase obligations	19,125	13,137	—	—	32,262
Operating lease commitments	25,196	38,676	24,264	4,930	93,066
Other debt	6,005	5,263	1,366	—	12,634
Total	$55,182	$74,711	$142,597	$4,930	$277,420

(1)         Includes estimated interest payments based on the weighted-average interest rate, unused commitment fees, current interest rate swap arrangements, and outstanding debt as of June 30, 2013.

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

Debt Instruments and Related Covenants

On June 3, 2013, we entered into a $700.0 million, five-year, multi-currency revolving credit facility (the “Credit Agreement”) with an accordion feature that permits, under certain conditions, an increase in total commitments up to $1.0 billion with a syndicate of lenders. Wells Fargo Securities, LLC, KeyBank National Association, Bank of America Merrill Lynch, BBVA Compass and HSBC Bank USA, National Association served as Joint Lead Arrangers. The Credit Agreement amends and restates in its entirety our prior credit facility entered into during 2010 and amended in 2012.

The Credit Agreement provides for a secured revolving credit facility that matures on June 3, 2018 with an initial maximum aggregate commitment of $700.0 million. At our discretion, direct borrowing options under the Credit Agreement include (i) Eurodollar loans with one, two, three, and six month terms, and/or (ii) overnight base rate loans. The Credit Agreement also provides for a sub-limit for loans or letters of credit in both U.S. dollars and certain foreign currencies, with direct foreign subsidiary borrowing capabilities up to 50% of the total commitment amount. We may increase the maximum aggregate commitment under the Credit Agreement to $1.0 billion if certain conditions are satisfied, including that we are not in default under the Credit Agreement at the time of the increase and that we obtain the commitment of the lenders participating in the increase.

Base rate loans bear interest at a rate equal to the greatest of (i) Wells Fargo’s prime rate, (ii) one half of 1% in excess of the federal funds effective rate, and (iii) 1.25% in excess of the one month London Interbank Offered Rate (“LIBOR”), in each case adding a margin based upon our leverage ratio. Eurodollar loans bear interest based upon LIBOR, plus a margin based upon our leverage ratio. Alternate loans bear interest at rates applicable to their respective currencies. Letter of credit fees are one eighth of 1% of the stated amount of the letter of credit on the date of issuance, renewal or amendment, plus an annual fee equal to the borrowing margin for Eurodollar loans. Commitment fees are payable to the Lenders in an amount equal to the unused portion of the credit facility and are based upon our leverage ratio.

Indebtedness under the Credit Agreement is guaranteed by certain of our present and future domestic subsidiaries. Indebtedness under the Credit Agreement and the related guarantees are secured by security interests (subject to permitted liens) in the U.S. accounts receivable and cash of our company and certain of its domestic subsidiaries and may be secured by tangible assets of our company and such domestic subsidiaries if borrowings by foreign subsidiaries exceed $100.0 million and the leverage ratio is greater than 3.00 to 1.00. We also pledged 65% of the voting stock and 100% of the non-voting stock of certain of our Company’s material foreign subsidiaries and may pledge 65% of the voting stock and 100% of the non-voting stock of our Company’s other foreign subsidiaries.

The Credit Agreement, which includes customary financial covenants, may be used for general corporate purposes, including working capital, purchases of treasury stock and acquisition financing. As of June 30, 2013, we were in compliance with all financial covenants. A copy of this agreement can be found as an exhibit to the TeleTech 8-K filed on June 7, 2013.

We primarily utilize our credit facilities to fund working capital, general operations, stock repurchases and other strategic activities, such as the acquisitions described in Note 2 of the accompanying financial statements. As of June 30, 2013 and December 31, 2012, we had borrowings of $110.0 million and $108.0 million, respectively, under our credit facilities, and our average daily utilization was $230.9 million and $137.4 million for the six months ended June 30, 2013 and 2012, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $3.8 million, our remaining borrowing capacity was $586.2 million as of June 30, 2013.

Client Concentration

During the six months ended June 30, 2013, one of our clients represented 11.8% of our total revenue. Our five largest clients accounted for 41.3% and 38.0% of our consolidated revenue for the three months ended June 30, 2013 and 2012, respectively. Our five largest clients accounted for 41.0% and 37.2% of our consolidated revenue for the six months ended June 30, 2013 and 2012, respectively. We have experienced long-term relationships with our top five clients, ranging from seven to 17 years, with the majority of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long—term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

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

Interest Rate Risk

We entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of June 30, 2013, we had $110.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three and six months ended June 30, 2013, interest accrued at a rate of approximately 1.5% and 1.5% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points during the quarter, there would not have been a material impact to our consolidated financial position or results of operations.

The Company’s interest rate swap arrangements as of June 30, 2013 and December 31, 2012 were as follows:

	Notional Amount	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date
As of June 30, 2013	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

As of December 31, 2012	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Foreign Currency Risk

Our subsidiaries in Argentina, Canada, Costa Rica, Mexico, and the Philippines use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the six months ended June 30, 2013 and 2012, revenue associated with this foreign exchange risk was 33% and 35% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of June 30, 2013 and December 31, 2012 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

As of June 30, 2013	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in the Next 12 Months	Contracts Maturing Through
Canadian Dollar	17,450	$16,976		65.6%	June 2015
Philippine Peso	17,575,000	410,663	(1)	40.8%	December 2017
Mexican Peso	1,854,500	133,778		38.4%	December 2017
British Pound Sterling	3,815	5,926	(2)	100.0%	June 2014
New Zealand Dollar	450	354		100.0%	March 2014
		$567,697

As of December 31, 2012	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	7,750	$7,407
Philippine Peso	11,710,000	271,970	(1)
Mexican Peso	1,320,500	94,530
British Pound Sterling	3,518	5,575	(2)
New Zealand Dollar	398	300
		$379,782

(1)         Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on June 30, 2013 and December 31, 2012.

(2)         Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on June 30, 2013 and December 31, 2012.

The fair value of our cash flow hedges at June 30, 2013 was (assets/(liabilities)) (amounts in thousands):

	June 30, 2013	Maturing in the Next 12 Months
Canadian Dollar	$(495)	$(308)
Philippine Peso	(4,766)	2,023
Mexican Peso	3,332	2,937
British Pound Sterling	(128)	(128)
New Zealand Dollar	(227)	(227)
	$(2,284)	$4,297

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The decrease in fair value from June 30, 2013 largely reflects a broad strengthening in the U.S. dollar.

We recorded a net gain of approximately $6.3 million and $0.7 million for settled cash flow hedge contracts and the related premiums for the six months ended June 30, 2013 and 2012, respectively. These gains were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Note 6 of the Notes to Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the six months ended June 30, 2013 and 2012, approximately 23% and 27%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. dollar. Our results from operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in debt or equity securities as of June 30, 2013 or December 31, 2012.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide such reasonable assurance.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we have been involved in legal actions, both as plaintiff and defendant, which arise in the ordinary course of business. Accruals for legal actions have been provided for to the extent that losses are deemed both probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of currently available information and advice received from counsel, as appropriate, we believe that the disposition or ultimate resolution of such legal actions will not have a material adverse effect on our financial position, cash flows or results of operations. During the quarter ended June 30, 2013, there were no material changes to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2012.

In the fourth quarter of 2012, a complaint was filed in the State of California against a TeleTech subsidiary and Google Inc. (“Google”), as co-defendants. The action alleges that the defendants violated California Penal Code Section 632 by recording telephone calls made on behalf of Google to residents in California without disclosure. The plaintiff seeks class action certification in the matter. Pursuant to its contractual commitments, we have agreed to indemnify Google for costs and expenses related to the complaint. The ultimate outcome of this litigation, and an estimate of the possible loss, if any, cannot reasonably be determined at this time. Management believes that the loss, if any, is adequately insured as part of our insurance program and the outcome of this litigation should not have a material adverse effect on its financial position or results of operations.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Following is the detail of the issuer purchases made during the quarter ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
March 31, 2013				$15,576
April 1, 2013 - April 30, 2013	20,543	$20.51	20,543	$15,155
May 1, 2013 - May 31, 2013	615,978	$22.09	615,978	$26,549
June 1, 2013 - June 30, 2013	300,523	$23.67	300,523	$19,434
Total	937,044		937,044

(1)      In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in May 2013, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through June 30, 2013, the Board has authorized the repurchase of shares up to a total value of $562.3 million, of which we have purchased 38.7 million shares on the open market for $542.9 million. As of June 30, 2013 the remaining amount authorized for repurchases under the program is approximately $19.4 million. The stock repurchase program does not have an expiration date.

As of June 30, 2013, the Company entered into trades to acquire 436,532 shares of its common stock for a purchase price of $10.3 million. The purchases of these shares had not been settled as of June 30, 2013; therefore, they are not included in the repurchase amounts shown in the preceding table or in the calculation of weighted average shares outstanding. Including the purchases noted above, the Company has $9.1 million remaining under the current stock repurchase program as of June 30, 2013.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1

Amended and Restated Credit Agreement, dated as of June 3, 2013, among TeleTech Holdings, Inc., the foreign borrowers party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and Fronting Lender, KeyBank National Association, Bank of America, N.A., BBVA Compass and HSBC Bank USA, National Association, each as Documentation Agent, and Wells Fargo Securities, LLC, KeyBank National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BBVA Compass and HSBC Bank USA, National Association, as Joint Lead Arrangers (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on June 7, 2013)

10.2	Employment agreement between Keith Gallacher and TeleTech Holdings, Inc. effective as of June 3, 2013 (material compensation agreement)*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*            Filed herewith

**     Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the six months ended June 30, 2013 (unaudited), and (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC.
(Registrant)

Date: July 30, 2013	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: July 30, 2013	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1

Amended and Restated Credit Agreement, dated as of June 3, 2013, among TeleTech Holdings, Inc., the foreign borrowers party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and Fronting Lender, KeyBank National Association, Bank of America, N.A., BBVA Compass and HSBC Bank USA, National Association, each as Documentation Agent, and Wells Fargo Securities, LLC, KeyBank National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BBVA Compass and HSBC Bank USA, National Association, as Joint Lead Arrangers (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on June 7, 2013)

10.2	Employment agreement between Keith Gallacher and TeleTech Holdings, Inc. effective as of June 3, 2013 (material compensation agreement)*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*            Filed herewith

**     Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the six months ended June 30, 2013 (unaudited), and (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.