Form 10-Q
period 2013-09-30
TELETECH HOLDINGS INC
filed 2013-10-30
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☐   No ☒

As of October 24, 2013, there were 50,424,066 shares of the registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

SEPTEMBER 30, 2013 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$144,903	$164,485
Accounts receivable, net	245,080	251,206
Prepaids and other current assets	58,987	58,702
Deferred tax assets, net	8,672	14,169
Income tax receivable	9,367	14,982
Total current assets	467,009	503,544

Long-term assets
Property, plant and equipment, net	120,111	112,276
Goodwill	98,695	94,679
Contract acquisition costs, net	2,077	1,860
Deferred tax assets, net	46,720	35,429
Other long-term assets	103,757	99,385
Total long-term assets	371,360	343,629
Total assets	$838,369	$847,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$35,719	$23,494
Accrued employee compensation and benefits	67,982	71,621
Other accrued expenses	26,365	29,056
Income taxes payable	4,504	12,650
Deferred tax liabilities, net	300	341
Deferred revenue	33,609	26,892
Other current liabilities	10,519	7,351
Total current liabilities	178,998	171,405

Long-term liabilities
Line of credit	118,000	108,000
Deferred tax liabilities, net	2,277	3,029
Deferred rent	9,826	8,589
Other long-term liabilities	57,897	55,813
Total long-term liabilities	188,000	175,431
Total liabilities	366,998	346,836

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock - $0.01 par value: 10,000,000 shares authorized; zero shares outstanding as of September 30, 2013 and December 31, 2012	—	—
Common stock - $0.01 par value; 150,000,000 shares authorized; 50,496,816 and 52,288,567 shares outstanding as of September 30, 2013 and December 31, 2012, respectively	504	522
Additional paid-in capital	354,501	350,714
Treasury stock at cost: 31,555,437 and 29,763,686 shares as of September 30, 2013 and December 31, 2012, respectively	(473,318)	(428,716)
Accumulated other comprehensive income (loss)	(7,886)	22,981
Retained earnings	588,710	540,791
Noncontrolling interest	8,860	14,045
Total stockholders’ equity	471,371	500,337
Total liabilities and stockholders’ equity	$838,369	$847,173

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue	$296,995	$286,268	$875,070	$867,720

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	208,648	201,766	625,689	622,782
Selling, general and administrative	50,165	43,845	142,080	137,689
Depreciation and amortization	11,463	10,695	33,281	31,040
Restructuring charges, net	758	2,440	4,181	20,694
Impairment losses	—	161	1,205	2,958
Total operating expenses	271,034	258,907	806,436	815,163

Income from operations	25,961	27,361	68,634	52,557

Other income (expense)
Interest income	938	780	2,182	2,235
Interest expense	(1,799)	(2,129)	(5,567)	(4,810)
Loss on deconsolidation of subsidiary	—	—	(3,655)	—
Other income (expense), net	427	97	1,503	(227)
Total other income (expense)	(434)	(1,252)	(5,537)	(2,802)

Income before income taxes	25,527	26,109	63,097	49,755

(Provision for) benefit from income taxes	(6,358)	3,611	(12,603)	3,030

Net income	19,169	29,720	50,494	52,785

Net income attributable to noncontrolling interest	(1,526)	(1,291)	(2,575)	(3,152)

Net income attributable to TeleTech stockholders	$17,643	$28,429	$47,919	$49,633

Other comprehensive income (loss)
Net income	$19,169	$29,720	$50,494	$52,785
Foreign currency translation adjustment	(1,708)	7,358	(18,191)	10,607
Derivative valuation, gross	(1,440)	7,260	(21,851)	21,650
Derivative valuation, tax effect	412	(2,906)	8,620	(8,480)
Other, net of tax	152	298	451	933
Total other comprehensive income (loss)	(2,584)	12,010	(30,971)	24,710
Total comprehensive income	16,585	41,730	19,523	77,495

Comprehensive income attributable to noncontrolling interest	(1,642)	(1,357)	(2,471)	(3,265)

Comprehensive income attributable to TeleTech stockholders	$14,943	$40,373	$17,052	$74,230

Weighted average shares outstanding
Basic	50,732	54,093	51,643	55,233
Diluted	51,678	54,905	52,499	55,991

Net income per share attributable to TeleTech stockholders
Basic	$0.35	$0.53	$0.93	$0.90
Diluted	$0.34	$0.52	$0.91	$0.89

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Stockholders’ Equity of the Company
							Accumulated
						Additional	Other
	Preferred Stock		Common Stock		Treasury	Paid-in	Comprehensive	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	interest	Equity
Balance as of December 31, 2012	—	$—	52,288	$522	$(428,716)	$350,714	$22,981	$540,791	$14,045	$500,337
Net income	—	—	—	—	—	—	—	47,919	2,575	50,494
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(3,420)	(3,420)
Purchases of outstanding noncontrolling interest	—	—	—	—	—	3,715	—	—	(4,140)	(425)
Deconsolidation of a subsidiary	—	—	—	—	—	—	—	—	(121)	(121)
Foreign currency translation adjustments	—	—	—	—	—	—	(18,087)	—	(104)	(18,191)
Derivatives valuation, net of tax	—	—	—	—	—	—	(13,231)	—	—	(13,231)
Vesting of restricted stock units	—	—	400	4	5,717	(9,866)	—	—	—	(4,145)
Exercise of stock options	—	—	90	1	1,285	(430)	—	—	—	856
Excess tax benefit from equity-based awards	—	—	—	—	—	644	—	—	—	644
Equity-based compensation expense	—	—	—	—	—	9,724	—	—	25	9,749
Purchases of common stock	—	—	(2,281)	(23)	(51,604)	—	—	—	—	(51,627)
Other	—	—	—	—	—	—	451	—	—	451
Balance as of September 30, 2013	—	$—	50,497	$504	$(473,318)	$354,501	$(7,886)	$588,710	$8,860	$471,371

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities
Net income	$50,494	$52,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,281	31,040
Amortization of contract acquisition costs	753	763
Amortization of debt issuance costs	488	531
Imputed interest expense	933	600
Provision for doubtful accounts	412	490
(Gain) loss on disposal of assets	(94)	180
Impairment losses	1,205	2,958
Deferred income taxes	5,467	2,134
Excess tax benefit from equity-based awards	(1,074)	(1,005)
Equity-based compensation expense	9,842	10,310
Gain on foreign currency derivatives	(75)	(574)
Loss on deconsolidation of subsidiary, net of cash of $897 and zero, respectively	2,758	—

Changes in assets and liabilities, net of acquisitions:
Accounts receivable	709	1,091
Prepaids and other assets	(11,241)	(30,893)
Accounts payable and accrued expenses	(14,020)	(15,696)
Deferred revenue and other liabilities	(3,225)	8,697
Net cash provided by operating activities	76,613	63,411

Cash flows from investing activities
Proceeds from grant for property, plant and equipment	—	110
Proceeds from sale of long-lived assets	—	450
Purchases of property, plant and equipment, net of acquisitions	(31,832)	(33,259)
Acquisitions, net of cash acquired of $6,423 and $1,373, respectively	(8,956)	(4,809)
Net cash used in investing activities	(40,788)	(37,508)

Cash flows from financing activities
Proceeds from line of credit	1,114,050	857,650
Payments on line of credit	(1,104,050)	(833,650)
Proceeds from other debt	3,709	8,014
Payments on other debt	(4,293)	(2,783)
Dividends distributed to noncontrolling interest	(3,420)	(1,440)
Proceeds from exercise of stock options	856	1,135
Excess tax benefit from equity-based awards	1,074	1,005
Purchase of treasury stock	(51,627)	(55,211)
Payments of debt issuance costs	(1,800)	(432)
Net cash used in financing activities	(45,501)	(25,712)

Effect of exchange rate changes on cash and cash equivalents	(9,906)	13,815

(Decrease) increase in cash and cash equivalents	(19,582)	14,006
Cash and cash equivalents, beginning of period	164,485	156,371
Cash and cash equivalents, end of period	$144,903	$170,377

Supplemental disclosures
Cash paid for interest	$3,271	$3,168
Cash paid for income taxes	$12,329	$13,213

Non-cash investing and financing activities
Purchases of equipment through financing agreements	$—	$6,100
Acquisition of equipment through increase in accounts payable	$3,803	$396
Landlord incentives credited to deferred rent	$1,016	$1,723
Contract acquisition costs credited to accounts receivable	$1,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)                                 OVERVIEW AND BASIS OF PRESENTATION

Overview

TeleTech Holdings, Inc. and its subsidiaries (“TeleTech” or the “Company”) is a geographically diverse global provider of technology-enabled, fully-integrated customer experience management solutions for Global 1000 clients and their customers. A global provider of data-driven, technology-enabled business process outsourcing, technology integration, consulting and customer management, and hosted and managed technology services. TeleTech’s 39,000 employees serve clients in the automotive, communication, financial services, government, healthcare, logistics, media and entertainment, retail, technology, transportation and travel industries via operations in the U.S., Argentina, Australia, Belgium, Brazil, Canada, China, Costa Rica, France, Germany, Ghana, Italy, Lebanon, Mexico, New Zealand, the Philippines, Singapore, South Africa, Spain, Thailand, Turkey, the United Arab Emirates, and the United Kingdom.

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TeleTech, its wholly owned subsidiaries, its 55% interest in Percepta, LLC, and its 80% interest in iKnowtion, LLC. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company and the consolidated results of operations and comprehensive income (loss) and the consolidated cash flows of the Company. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

(2)                                 ACQUISITONS

Peppers & Rogers Group

On September 18, 2013, the Company acquired the remaining 20% interest in Peppers & Rogers Group (“PRG”) for $425 thousand. The buy-out accelerated TeleTech’s rights pursuant to the sale and purchase agreement to acquire the remaining portion of the business in 2015. All future earn-out payment entitlements tied to the PRG’s performance as a part of TeleTech’s Customer Strategy Services segment have been extinguished with this transaction.

WebMetro

On August 9, 2013, the Company acquired 100% of the stock of WebMetro. WebMetro is a digital marketing agency that provides online direct marketing services. WebMetro has offices in San Dimas and Los Angeles, California and Modiin, Israel and has approximately 90 employees.

The expected total purchase price was $16.4 million, subject to an up and down dollar for dollar working capital adjustment equivalent to any acquired working capital from WebMetro against an agreed working capital level as defined in the stock purchase agreement. This adjustment will be determined during the fourth quarter of 2013.

The Company is also obligated to make earn-out payments over the next two years if WebMetro achieves specified earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets, as defined by the stock purchase agreement. The fair value of the contingent payments was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 5.3% and expected future value of payments of $1.4 million. The $1.4 million of expected future payments was calculated using a probability weighted EBITDA assessment with higher probability associated with WebMetro achieving the smaller EBITDA targets. As of the acquisition date, the fair value of the contingent payments was approximately $1.3 million. As of September 30, 2013, the fair value of the contingent consideration was $1.3 million, of which $0.2 million and $1.1 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands). The estimates of fair value of identifiable assets acquired and liabilities assumed, are preliminary, pending completion of a valuation, thus are subject to revisions that may result in adjustments to the values presented below:

Preliminary Estimate of Acquisition Date Fair Value
Cash	$6,423
Accounts receivable, net	3,692
Other assets	215
Property, plant and equipment	887
Customer relationships	6,120
Software	3,700
Goodwill	5,042
26,079

Accounts payable	7,232
Accrued expenses	422
Customer deposits	1,316
Capital lease obligation	444
Other	274
9,688

Total purchase price	$16,391

The WebMetro customer relationships and software have an estimated useful life of six years and four years, respectively. The goodwill recognized from the WebMetro acquisition was attributable primarily to the acquired workforce of WebMetro, expected synergies, and other factors. The tax basis of the acquired intangibles and goodwill are deductible for income tax purposes. The acquired goodwill and the operating results of WebMetro are reported within the Customer Growth Services segment from the date of acquisition.

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

As of September 30, 2013, the Company paid $3.1 million towards the purchase price. The remaining purchase price of $0.2 million will be paid out once the potential for covered losses has expired per the purchase agreement, which is expected to be in early 2014. The remaining purchase price of $0.2 million was included within Other accrued expenses in the accompanying Consolidated Balance Sheets as of September 30, 2013. The Company paid $0.1 million of acquisition related expenses as part of the OnState purchase. These costs were recorded in Selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income during the first quarter of 2012.

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

The software acquired will be amortized over four years once it is placed into service. The goodwill recognized from the OnState acquisition is primarily attributable to the synergies resulting from incorporating the acquired software into the Company’s current technology platforms in addition to the acquisition of the employees who developed the acquired software. Since this acquisition is an asset acquisition for tax purposes, the goodwill and software are deductible over their respective tax lives. The acquired goodwill of OnState is reported within the Customer Technology Services segment from the date of acquisition.

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

The Company is also obligated to make earn-out payments over the next four years if iKnowtion achieves specified earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets, as defined by the purchase and sale agreement. The fair value of the contingent payments was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 21% and expected future value of payments of $4.3 million. The $4.3 million of expected future payments was calculated using a probability weighted EBITDA assessment with higher probability associated with iKnowtion achieving the maximum EBITDA targets. As of the acquisition date, the fair value of the contingent payments was approximately $2.9 million. As of September 30, 2013, $1.1 million of contingent consideration has been paid and the fair value of the remaining contingent consideration was $3.0 million, of which $1.1 million and $1.9 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively.

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

The Company paid $0.1 million of acquisition related expenses as part of the iKnowtion purchase. These costs were recorded in Selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income during the months ended June 30, 2012.

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

The iKnowtion customer relationships have an estimated useful life of five years. The goodwill recognized from the iKnowtion acquisition was attributable primarily to the acquired workforce of iKnowtion, expected synergies, and other factors. The tax basis of the acquired intangibles and goodwill are deductible for income tax purposes. The acquired goodwill and the operating results of iKnowtion are reported within the Customer Strategy Services segment from the date of acquisition.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company is also obligated to make earn-out payments over the next two years if Guidon achieves specified EBITDA targets as defined in the stock purchase agreement. The fair value of the contingent payments was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions included in the fair value calculation include a discount rate of 21% and expected future value of payments of $2.8 million. The $2.8 million of expected future payments was calculated using a probability weighted EBITDA assessment with higher probability associated with Guidon achieving the maximum EBITDA targets. As of the acquisition date, the fair value of the contingent payments was approximately $2.1 million. As of September 30, 2013, the fair value of the contingent consideration was $2.5 million, of which $1.4 million and $1.1 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively.

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

The Guidon customer relationships have an estimated useful life of five years. The goodwill recognized from the Guidon acquisition was attributable primarily to the acquired workforce of Guidon, expected synergies, and other factors. The tax basis of the acquired intangibles and goodwill are deductible for income tax purposes. The acquired goodwill and the operating results of Guidon are reported within the Customer Strategy Services segment from the date of acquisition.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company is also obligated to make earn-out payments over three years if TSG achieves specified EBITDA targets, as defined by the stock purchase agreement. The fair value of the contingent payments was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions included in the fair value calculation include a discount rate of 4.6% and expected future value of payments of $7.3 million. The $7.3 million of expected future payments was calculated using a probability weighted EBITDA assessment with higher probability associated with TSG achieving the maximum EBITDA targets. As of the acquisition date, the fair value of the contingent payments was approximately $6.7 million. As of September 30, 2013 the fair value of the contingent consideration was $6.9 million of which $2.4 million and $4.5 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively.

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

The acquired businesses noted above contributed revenues of $19.4 million and $47.1 million and income from operations of $2.7 million and $4.9 million, inclusive of $1.2 million and $2.9 million of acquired intangible amortization, to the Company for the three and nine months ended September 30, 2013, respectively. The acquired businesses noted above contributed revenues of $2.2 million and $4.9 million and income from operations of $0.4 million and $0.8 million, inclusive of $0.1 million and $0.2 million of acquired intangible amortization, to the Company for the three and nine months ended September 30, 2012, respectively.

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

•                  the Customer Growth Services segment includes the technology-enabled sales and marketing business, including certain acquired assets of the digital marketing business of WebMetro;

•                  the Customer Technology Services segment includes the system integration and hosted and managed technology offerings, including certain acquired assets of TSG; and

•                  the Customer Strategy Services segment includes the customer experience strategy and data analytics offerings.

The Company allocates to each segment its portion of corporate operating expenses. All intercompany transactions between the reported segments for the periods presented have been eliminated.

The following tables present certain financial data by segment (amounts in thousands):

Three Months Ended September 30, 2013

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$217,347	$(312)	$217,035	$8,322	$17,944
Customer Growth Services	25,893	—	25,893	1,148	588
Customer Technology Services	40,712	(63)	40,649	1,538	5,165
Customer Strategy Services	13,418	—	13,418	455	2,264
Total	$297,370	$(375)	$296,995	$11,463	$25,961

Three Months Ended September 30, 2012

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$224,041	$—	$224,041	$8,349	$21,001
Customer Growth Services	28,200	—	28,200	1,201	2,487
Customer Technology Services	25,219	(2,876)	22,343	794	3,054
Customer Strategy Services	11,913	(229)	11,684	351	819
Total	$289,373	$(3,105)	$286,268	$10,695	$27,361

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Nine Months Ended September 30, 2013

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$661,201	$(943)	$660,258	$24,716	$55,140
Customer Growth Services	71,148	—	71,148	2,622	1,244
Customer Technology Services	111,075	(220)	110,855	4,543	13,882
Customer Strategy Services	33,604	(795)	32,809	1,400	(1,632)
Total	$877,028	$(1,958)	$875,070	$33,281	$68,634

Nine Months Ended September 30, 2012

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$688,318	$—	$688,318	$24,811	$38,438
Customer Growth Services	75,373	—	75,373	2,899	1,409
Customer Technology Services	76,570	(3,719)	72,851	2,286	11,089
Customer Strategy Services	32,623	(1,445)	31,178	1,044	1,621
Total	$872,884	$(5,164)	$867,720	$31,040	$52,557

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Capital Expenditures
Customer Management Services	$15,108	$11,752	$25,504	$27,171
Customer Growth Services	1,274	2,385	2,025	3,428
Customer Technology Services	1,642	1,346	3,930	2,216
Customer Strategy Services	148	298	373	444
Total	$18,172	$15,781	$31,832	$33,259

	September 30, 2013	December 31, 2012
Total Assets
Customer Management Services	$547,320	$588,627
Customer Growth Services	85,924	54,164
Customer Technology Services	155,466	148,043
Customer Strategy Services	49,659	56,339
Total	$838,369	$847,173

	September 30, 2013	December 31, 2012
Goodwill
Customer Management Services	$19,981	$20,288
Customer Growth Services	29,481	24,439
Customer Technology Services	39,146	38,591
Customer Strategy Services	10,087	11,361
Total	$98,695	$94,679

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents revenue based upon the geographic location where the services are provided (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
United States	$137,205	$119,572	$401,294	$342,005
Philippines	89,206	83,299	263,365	245,301
Latin America	43,343	47,914	132,673	142,069
Europe / Middle East / Africa	18,929	22,164	52,551	93,614
Asia Pacific	4,504	4,955	13,087	13,126
Canada	3,808	8,364	12,100	31,605
Total	$296,995	$286,268	$875,070	$867,720

(4)                                 SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had one client that contributed in excess of 10% of total revenue for the three and nine months ended September 30, 2013. This client contributed 11.5% and 9.8% of total revenue for the three months ended September 30, 2013 and 2012. This client contributed 11.7% and 9.7% for the nine months ended September 30, 2013 and 2012. This client had an outstanding receivable balance of $29.3 million and $25.8 million as of September 30, 2013 and 2012.

The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs periodic credit evaluations of its clients and maintains allowances for uncollectible accounts and may require pre-payment for services. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk existed as of September 30, 2013.

(5)                                 GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consisted of the following (amounts in thousands):

	December 31, 2012	Acquisitions	Impairments	Deconsolidation of Subsidiary	Effect of Foreign Currency	September 30, 2013

Customer Management Services	$20,288	$—	$—	$—	$(307)	$19,981
Customer Growth Services	24,439	5,042	—	—	—	29,481
Customer Technology Services	38,591	478	—	—	77	39,146
Customer Strategy Services	11,361	—	—	(1,274)	—	10,087
Total	$94,679	$5,520	$—	$(1,274)	$(230)	$98,695

The Company performs a goodwill impairment test on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist.

As of December 2012 and March 31, 2013, the Company had one reporting unit with goodwill of $7.3 million and a calculated fair value which exceeded its carrying value by 4%.

During the three months ended June 30, 2013, the Company reorganized the reporting structure of the Customer Strategy Services segment, which is included in the above reporting unit, which necessitated an interim impairment analysis. Therefore, the Company tested the following assets of this reporting unit for impairment: indefinite-lived intangible assets, definite-lived long-lived assets and goodwill. There were no other indicators of impairment in any of the remaining reporting units as of June 30, 2013.

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

Definite-lived long-lived assets consisted of fixed assets and an intangible asset related to the PRG customer relationships. The Company determined that the undiscounted future cash flows would be sufficient to cover the net book value all definite-lived long-lived assets.

For the goodwill impairment analysis, the Company calculated the fair value of the PRG reporting unit and compared that to the updated carrying value after the above impairments were recorded and determined that the fair value was not in excess of its carrying value. Key assumptions used in the fair value calculation for goodwill impairment testing include, but were not limited to, a perpetuity growth rate of 7.0% based on the then current inflation rate combined with the GDP growth rate for the reporting unit’s geographical region and a discount rate of 26.0%, which is equal to the reporting unit’s equity risk premium adjusted for its size and company specific risk factors. Estimated future cash flows under the income approach were based on the Company’s internal business plan excluding the results of the deconsolidated subsidiary and adjusted as appropriate for the Company’s view of market participant assumptions. The current business plan assumes the occurrence of certain events, such as continued realignment of operations and reduction of general and administrative costs. Significant differences in the outcome of some or all of these assumptions could impact the calculated fair value of this reporting until resulting in a different outcome to goodwill impairment in a future period.

Since the fair value of the reporting unit was not in excess of its carrying value, the Company calculated the implied fair value of goodwill and compared that value to the carrying value of goodwill. Implied fair value of goodwill is equal to the fair value of the reporting unit less the recorded value of any net assets and the fair value of intangible assets. Upon completing this assessment, the Company determined that the implied fair value of goodwill significantly exceeded the carrying value of goodwill by over 50%; therefore, there was no impairment of goodwill as of June 30, 2013.

During the quarter ended September 30, 2013, the Company assessed whether any indicators of impairment existed for any of the reporting units and concluded there were none.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(6)                                 DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange and interest rate related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Interest rate derivatives consist of interest rate swaps to reduce the Company’s exposure to interest rate fluctuations associated with its variable rate debt. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets consider, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of September 30, 2013, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands and net of tax):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Aggregate unrealized net gain (loss) at beginning of period	$(2,644)	$2,964	$9,559	$(5,852)
Add: Net gain/(loss) from change in fair value of cash flow hedges	(630)	4,945	(9,332)	14,040
Less: Net (gain)/loss reclassified to earnings from effective hedges	(398)	(591)	(3,899)	(870)
Aggregate unrealized net gain (loss) at end of period	$(3,672)	$7,318	$(3,672)	$7,318

The Company’s foreign exchange cash flow hedging instruments as of September 30, 2013 and December 31, 2012 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts unless noted otherwise.

As of September 30, 2013	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in the Next 12 Months	Contracts Maturing Through
Canadian Dollar	12,750	$12,415		70.6%	June 2015
Philippine Peso	15,835,000	372,909	(1)	37.8%	December 2017
Mexican Peso	2,056,000	147,144		34.5%	December 2017
British Pound Sterling	2,508	4,217	(2)	100.0%	June 2014
New Zealand Dollar	300	235		100.0%	March 2014
		$536,920

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of December 31, 2012	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	7,750	$7,407
Philippine Peso	11,710,000	271,970	(1)
Mexican Peso	1,320,500	94,530
British Pound Sterling	3,518	5,575	(2)
New Zealand Dollar	398	300
		$379,782

(1)         Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on September 30, 2013 and December 31, 2012.

(2)         Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on September 30, 2013 and December 31, 2012.

The Company’s interest rate swap arrangements as of September 30, 2013 and December 31, 2012 were as follows:

	Notional Amount	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date
As of September 30, 2013	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

As of December 31, 2012	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of September 30, 2013 and December 31, 2012 the total notional amount of the Company’s forward contracts used as fair value hedges were $247.2 million and $189.3 million, respectively.

Embedded Derivatives

In addition to hedging activities, the Company’s foreign subsidiary in Argentina was party to U.S. dollar denominated lease contracts which the Company determined contain embedded derivatives. As such, the Company bifurcated the embedded derivative features of the lease contracts and valued these features as foreign currency derivatives. As of September 30, 2013 and December 31, 2012, the fair value of the embedded derivative was $0.1 million and $0.3 million, respectively, and was included in Other current liabilities and Other long-term liabilities in the accompanying Consolidated Balance Sheets as shown in the table below.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivative Valuation and Settlements

The Company’s derivatives as of September 30, 2013 and December 31, 2012 were as follows (amounts in thousands):

	September 30, 2013
	Designated as Hedging Instruments		Not Designated as Hedging Instruments
	Foreign Exchange	Interest Rate	Foreign Exchange	Leases
Derivative contracts: Derivative classification:	Cash Flow	Cash Flow	Fair Value	Embedded Derivative

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$4,607	$—	$20	$—
Other long-term assets	2,971	—	—	—
Other current liabilities	(3,155)	(1,029)	(430)	(147)
Other long-term liabilities	(8,159)	(1,258)	—	—
Total fair value of derivatives, net	$(3,736)	$(2,287)	$(410)	$(147)

	December 31, 2012
	Designated as Hedging Instruments		Not Designated as Hedging Instruments
	Foreign Exchange	Interest Rate	Foreign Exchange	Leases
Derivative contracts: Derivative classification:	Cash Flow	Cash Flow	Fair Value	Embedded Derivative

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$11,421	$—	$11	$—
Other long-term assets	7,619	—	—	—
Other current liabilities	(157)	(1,032)	(476)	(59)
Other long-term liabilities	(65)	(1,955)	—	(219)
Total fair value of derivatives, net	$18,818	$(2,987)	$(465)	$(278)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income for the three months ended September 30, 2013 and 2012 were as follows (amounts in thousands):

	Three Months Ended September 30,
	2013		2012
	Designated as Hedging Instruments		Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Interest Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in other comprehensive income (loss) - effective portion, net of tax	$(476)	$(154)	$5,331	$(386)

Amount and location of net gain or (loss) reclassified from accumulated OCI to income - effective portion:
Revenue	$917	$—	$1,367	$—
Interest Expense	—	(264)	—	(381)

Amount and location of net gain or (loss) reclassified from accumulated OCI to income - ineffective portion and amount excluded from effectiveness testing:
Other income (expense), net	$—	$—	$—	$—

	Three Months Ended September 30,
	2013			2012
	Not Designated as Hedging Instruments			Not Designated as Hedging Instruments
	Foreign Exchange		Leases	Foreign Exchange		Leases
Derivative contracts: Derivative classification:	Option and Forward Contracts	Fair Value	Embedded Derivative	Option and Forward Contracts	Fair Value	Embedded Derivative

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Costs of services	$—	$—	$18	$—	$—	$7
Other income (expense), net	$—	$(2,373)	$—	$—	$544	$—

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2013 and 2012 were as follows (amounts in thousands):

	Nine Months Ended September 30,
	2013		2012
	Designated as Hedging Instruments		Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Interest Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in other comprehensive income (loss) - effective portion, net of tax	$(9,254)	$(78)	$14,902	$(862)

Amount and location of net gain or (loss) reclassified from accumulated OCI to income - effective portion:
Revenue	$7,227	$—	$2,016	$—
Interest Expense	—	(778)	—	(564)

Amount and location of net gain or (loss) reclassified from accumulated OCI to income - ineffective portion and amount excluded from effectiveness testing:
Other income (expense), net	$—	$—	$—	$—

	Nine Months Ended September 30,
	2013			2012
	Not Designated as Hedging Instruments			Not Designated as Hedging Instruments
	Foreign Exchange		Leases	Foreign Exchange		Leases
Derivative contracts: Derivative classification:	Option and Forward Contracts	Fair Value	Embedded Derivative	Option and Forward Contracts	Fair Value	Embedded Derivative

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Costs of services	$—	$—	$131	$—	$—	$259
Other income (expense), net	$—	$(3,620)	$—	$—	$4,399	$—

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

The following presents information as of September 30, 2013 and December 31, 2012 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounts Receivable and Payable - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of September 30, 2013 and December 31, 2012, the Company had $118.0 million and $108.0 million, respectively, of borrowings outstanding under the Credit Agreement. During the three and nine months ended September 30, 2013 outstanding borrowings accrued interest at an average rate of 1.4% and 1.5% per annum, respectively, excluding unused commitment fees. The amounts recorded in the accompanying balance sheets approximate fair value due to the variable nature of the debt.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of September 30, 2013, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of September 30, 2013 and December 31, 2012 (amounts in thousands):

As of September 30, 2013

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(3,736)	$—	$(3,736)
Interest rate swaps	—	(2,287)	—	(2,287)
Embedded derivatives	—	(147)	—	(147)
Fair value hedges	—	(410)	—	(410)
Total net derivative asset (liability)	$—	$(6,580)	$—	$(6,580)

As of December 31, 2012

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$18,818	$—	$18,818
Interest rate swaps	—	(2,987)	—	(2,987)
Fair value hedges	—	(465)	—	(465)
Embedded derivatives	—	(278)	—	(278)
Total net derivative asset (liability)	$—	$15,088	$—	$15,088

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a summary of the Company’s fair value measurements as of September 30, 2013 and December 31, 2012 (amounts in thousands):

As of September 30, 2013

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$—	$240	$—
Derivative instruments, net	—	—	—
Total assets	$—	$240	$—

Liabilities
Deferred compensation plan liability	$—	$(6,191)	$—
Derivative instruments, net	—	(6,580)	—
Purchase price payable	—	—	(13,779)
Total liabilities	$—	$(12,771)	$(13,779)

As of December 31, 2012

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$—	$350	$—
Derivative instruments, net	—	15,088	—
Total assets	$—	$15,438	$—

Liabilities
Deferred compensation plan liability	$—	$(5,305)	$—
Purchase price payable	—	—	(12,533)
Total liabilities	$—	$(5,305)	$(12,533)

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Purchase Price Payable — The Company recorded purchase price payables related to the acquisitions of iKnowtion, Guidon, TSG and WebMetro. These purchase price payables were recognized at fair value using a discounted cash flow approach and a discount rate of 21.0%, 21.0%, 4.6%, or 5.3%, respectively. These measurements were based on significant inputs not observable in the market. The Company will record interest expense each period using the effective interest method until the future value of these purchase price payables reaches their expected future value of $14.8 million. Interest expense related to all recorded purchase price payables is included in Interest expense in the Consolidated Statements of Comprehensive Income.

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

As of September 30, 2013, the Company had $55.3 million of gross deferred tax assets (after a $21.3 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $52.8 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability which the Company believes is more-likely-than-not to occur.

The effective tax rate for the three and nine months ended September 30, 2013 was 24.9% and 20.0%, respectively. The effective tax rate during these periods in 2013 was influenced by the distribution of earnings in international jurisdictions currently under an income tax holiday and the $5.4 million and $1.8 million, respectively, in restructuring and impairment expenses and the income tax benefit related to these incremental expenses. The effective tax rate for the three and nine months ended September 30, 2012 was (13.8)% and (6.1)%, respectively. The effective tax rate during these periods in 2012 was influenced by the distribution of earnings in international jurisdictions currently under an income tax holiday, the $2.6 million and $23.7 million in restructuring and impairment expenses and their related income tax benefit, the benefit related to Australia transfer pricing and the release of an uncertain tax position.

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2010 to present, remain open tax years subject to IRS audit. The Company is currently under audit of income taxes in Canada. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

(9)                                 RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the three and nine months ended September 30, 2013 and 2012, the Company undertook a number of restructuring activities primarily associated with reductions in the Company’s capacity and workforce in its Customer Management Services, Customer Technology Services and Customer Strategy Services segments to better align the capacity and workforce with current business needs.

During the second quarter of 2012, the Company made the decision to cease operations in Spain and terminated the contracts with its clients. The Company notified the employees and commenced severance procedures as required under Spanish law. The Company recorded $14.7 million of severance and $0.4 million of center closure expenses for the year ended December 31, 2012. As of the third quarter of 2013, $14.9 million was paid and the remaining $0.2 million was included in Other accrued expenses in the Consolidated Balance Sheets as of September 30, 2013.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the expenses recorded in Restructuring, net in the accompanying Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, respectively, is as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Reduction in force
Customer Management Services	$628	$2,678	$3,614	$20,642
Customer Growth Services	7	62	7	198
Customer Technology Services	73	5	73	60
Customer Strategy Services	—	—	189	—
Total	$708	$2,745	$3,883	$20,900

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Facility exit charges
Customer Management Services	$50	$(305)	$298	$(206)
Customer Growth Services	—	—	—	—
Customer Technology Services	—	—	—	—
Customer Strategy Services	—	—	—	—
Total	$50	$(305)	$298	$(206)

A rollforward of the activity in the Company’s restructuring accruals is as follows (amounts in thousands):

	Closure of Delivery Centers	Reduction in Force	Total

Balance as of December 31, 2012	$—	$4,079	$4,079
Expense	298	4,098	4,396
Payments	(298)	(5,762)	(6,060)
Change in estimates	—	(215)	(215)
Balance as of September 30, 2013	$—	$2,200	$2,200

The remaining restructuring accruals are expected to be paid during 2013 and are all classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

Impairment Losses

During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain delivery centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of an asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three and nine months ended September 30, 2013, the Company recognized zero and $0.1 million, respectively, of losses related to leasehold improvement assets in the Customer Management Services segment. During the three and nine months ended September 30, 2012, the Company recognized $0.2 million and $1.2 million, respectively of losses related to leasehold improvement assets in the Customer Management Services segment.

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

(10)                          COMMITMENTS AND CONTINGENCIES

Credit Facility

On June 3, 2013, the Company entered into a $700.0 million, five-year, multi-currency revolving credit facility (the “Credit Agreement”) with a syndicate of lenders which includes an accordion feature that permits the Company to request an increase in total commitments up to $1.0 billion, under certain conditions. Wells Fargo Securities, LLC, KeyBank National Association, Bank of America Merrill Lynch, BBVA Compass and HSBC Bank USA, National Association served as Joint Lead Arrangers. The Credit Agreement amends and restates in its entirety the Company’s prior credit facility entered into during 2010 and amended in 2012.

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

The Credit Agreement, which includes customary financial covenants, may be used for general corporate purposes, including working capital, purchases of treasury stock and acquisition financing. As of September 30, 2013, the Company was in compliance with all financial covenants.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, stock repurchases and other strategic activities, such as the acquisitions described in Note 2. As of September 30, 2013 and December 31, 2012, the Company had borrowings of $118.0 million and $108.0 million, respectively, under its credit facilities, and its average daily utilization was $240.9 million and $144.4 million for the nine months ended September 30, 2013 and 2012, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $3.5 million, the Company’s remaining borrowing capacity was $578.5 million as of September 30, 2013.

Letters of Credit

As of September 30, 2013, outstanding letters of credit under the Credit Agreement totaled $3.5 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of September 30, 2013, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.6 million.

Guarantees

Indebtedness under the Credit Agreement is guaranteed by certain of the Company’s present and future domestic subsidiaries.

Legal Proceedings

From time to time, the Company has been involved in legal actions, both as plaintiff and defendant, which arise in the ordinary course of business. Accruals for legal actions have been provided for to the extent that losses are deemed both probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of currently available information and advice received from counsel, as appropriate, the Company believes that the disposition or ultimate resolution of such legal actions will not have a material adverse effect on its financial position, cash flows or results of operations. During the quarter ended September 30, 2013, there were no material changes to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2012.

(11)                          NONCONTROLLING INTEREST

The following table reconciles equity attributable to noncontrolling interest (amounts in thousands):

	Nine Months Ended September 30,
	2013	2012
Noncontrolling interest, January 1	$14,045	$11,260
Acquisition of noncontrolling interest	—	941
Net income attributable to noncontrolling interest	2,575	3,152
Dividends distributed to noncontrolling interest	(3,420)	(1,440)
Deconsolidation of a subsidiary	(121)	—
Purchase of remaining interest in subsidiary	(4,140)	—
Foreign currency translation adjustments	(104)	113
Equity-based compensation expense	25	—
Noncontrolling interest, September 30	$8,860	$14,026

On September 18, 2013, the Company acquired the remaining 20% interest in Peppers & Rogers Group for $425 thousand. In connection with this transaction the remaining Noncontrolling interest balance of $4.1 million was reclassified to Additional paid-in-capital in the Consolidated Balance Sheet as of September 30, 2013.

(12)                          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

In 2013, the Company adopted new accounting guidance that requires an entity to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The following table presents changes in the accumulated balance for each component of other

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (amounts in thousands):

	Foreign Currency Translation Adjustment	Derivative Valuation, Net of Tax	Other, Net of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2012	$15,673	$9,559	$(2,251)	$22,981

Other comprehensive income before reclassifications	(18,087)	(9,332)	4	(27,415)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3,899)	447	(3,452)
Net current period other comprehensive income (loss)	(18,087)	(13,231)	451	(30,867)

Accumulated other comprehensive income (loss) at September 30, 2013	$(2,414)	$(3,672)	$(1,800)	$(7,886)

Accumulated other comprehensive income (loss) at December 31, 2011	$3,156	$(5,852)	$(2,778)	$(5,474)

Other comprehensive income (loss) before reclassifications	10,494	14,040	277	24,811
Amounts reclassified from accumulated other comprehensive income (loss)	—	(870)	656	(214)
Net current period other comprehensive income (loss)	10,494	13,170	933	24,597

Accumulated other comprehensive income (loss) at September 30, 2012	$13,650	$7,318	$(1,845)	$19,123

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the statement of comprehensive income (loss) (in thousands):

	For the Three Months Ended September 30,		Statement of Comprehensive Income
	2013	2012	(Loss) Classification

Derivative valuation
Gain on foreign currency forward exchange contracts	$917	$1,367	Revenue
Loss on interest rate swaps	(264)	(380)	Interest expense
Tax effect	(255)	(396)	Provision for income taxes
	$398	$591	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(156)	$(235)	Cost of services
Tax effect	9	13	Provision for income taxes
	$(147)	$(222)	Net income (loss)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the Nine Months Ended September 30,		Statement of Comprehensive Income
	2013	2012	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$7,227	$2,016	Revenue
Loss on interest rate swaps	(778)	(564)	Interest expense
Tax effect	(2,550)	(582)	Provision for income taxes
	$3,899	$870	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(473)	$(695)	Cost of services
Tax effect	26	39	Provision for income taxes
	$(447)	$(656)	Net income (loss)

(13)                          NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Shares used in basic earnings per share calculation	50,732	54,093	51,643	55,233
Effect of dilutive securities:
Stock options	425	377	412	378
Restricted stock units	521	435	444	380
Performance-based restricted stock units	—	—	—	—
Total effects of dilutive securities	946	812	856	758
Shares used in dilutive earnings per share calculation	51,678	54,905	52,499	55,991

For the three months ended September 30, 2013 and 2012, options to purchase 0.1 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti—dilutive. For the nine months ended September 30, 2013 and 2012, options to purchase 0.1 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the three months ended September 30, 2013 and 2012, restricted stock units (“RSUs”) of 0.2 million and 0.7 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2013 and 2012, RSUs of 0.2 million and 0.8 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(14)                          EQUITY-BASED COMPENSATION PLANS

All equity—based awards to employees are recognized in the Consolidated Statements of Comprehensive Income at the fair value of the award on the grant date. During the three and nine months ended September 30, 2013 and 2012, the Company recognized total compensation expense of $3.3 million and $9.8 million and $3.4 million and $10.3 million, respectively. Of the total compensation expense, $0.6 million and $1.6 million was recognized in Cost of services and $2.7 million and $8.3 million was recognized in Selling, general and administrative during the three and nine months ended September 30, 2013. During the three and nine months ended September 30, 2012, the Company recognized total compensation expense of $0.5 million and $1.5 million in Cost of services and $2.9 million and $8.8 million was recognized in Selling, general and administrative.

Stock Options

As of September 30, 2013, there was approximately $0.4 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to unvested option arrangements granted under the Company’s equity plans. The Company recognizes compensation expense straight—line over the vesting term of the option grant. The Company recognized compensation expense related to stock options of approximately $0.1 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively. The Company recognized compensation expense related to stock options of approximately $0.3 million and $0.4 million for the nine months ended September 30, 2013 and 2012, respectively.

Restricted Stock Unit Grants

During the nine months ended September 30, 2013 and 2012, the Company granted 755,835 and 637,042 RSUs, respectively, to new and existing employees, which vest in equal installments over four or five years. The Company recognized compensation expense related to RSUs of $3.1 million and $9.4 million for the three and nine months ended September 30, 2013, respectively. The Company recognized compensation expense related to RSUs of $3.3 million and $9.9 million for the three and nine months ended September 30, 2012, respectively. As of September 30, 2013, there was approximately $28.6 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

As of September 30, 2013 and 2012, the Company had performance-based RSUs outstanding that vest based on the Company achieving specified revenue and operating income performance targets. The Company determined that it was not probable these performance targets would be met; therefore, no expense was recognized for the three and nine months ended September 30, 2013 or 2012.

(15)                          DECONSOLIDATION OF SUBSIDIARY

During the second quarter of 2013, the Company concluded that it no longer had controlling influence over Peppers & Rogers Gulf WLL (“PRG Kuwait”), a once consolidated subsidiary in the Customer Strategy Services segment, because the Company was no longer confident that it could exercise its beneficial ownership rights. Upon deconsolidation of PRG Kuwait, the Company wrote off all PRG Kuwait assets and liabilities resulting in a loss of $3.7 million which was recorded in Loss on deconsolidation of subsidiary in the Consolidated Statements of Comprehensive Income. The $3.7 million loss included $1.3 million of goodwill allocated to PRG Kuwait immediately prior to deconsolidation based on PRG Kuwait’s relative fair value of the Customer Strategy Services segment. The retained noncontrolling interest was recorded at fair value which was determined to be zero as the Company does not believe it will recognize any financial benefit from this interest.

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

•                  movement for delivery center workers to unionize, and possible related impacts on labor costs, especially outside of the United States;

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

TeleTech is a large and geographically diverse global provider of technology-enabled, fully-integrated customer experience management solutions. We have a 31-year history of helping our clients maximize the value of their brand through the design and delivery of exceptional customer experiences. Our end-to-end offering originates with the design of data-rich customer-centric strategies which are then enabled by a suite of technologies and operations that allow for effective management and growth of the economic value of our client’s customer relationships.

We have developed deep vertical industry expertise and serve more than 250 global clients in the automotive, communications, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel and transportation industries. We target customer-focused industry leaders in the Global 1000, which are the world’s largest companies based on market capitalization, due to their size, global reach and desire for a partner who can quickly and globally scale a suite of fully-integrated services. We typically enter into long-term relationships which provide us with a more predictable revenue stream. Although most of our contracts can be terminated for convenience with reasonable notices, our relationships with our top five clients have ranged from seven to 17 years with the majority of these clients having completed multiple contract renewals with us.

To further improve our competitive position and stay ahead of a rapidly changing market for our services, we continue to invest in new growth areas. We believe our commitment to innovation will enable us to remain strategically relevant to our clients and to grow and diversify our revenue into higher margin, more technology-enabled services. Of the $297.0 million in revenue we reported in the third quarter of 2013, approximately 27% or $80.0 million came from customer-centric consulting strategy, growth or technology-based services with the remainder coming from our traditional customer management services.

We believe our track record of innovation, operational excellence, financial strength and ability to deliver on the business goals of our clients represent our strongest competitive advantages and have been significant contributors to our client retention rate of 92% for the combination of our Customer Management Services and Customer Growth Services segments during the first nine months of 2013.

Our solid balance sheet, cash flows from operations and access to capital markets have provided us the financial flexibility to fund our organic growth, strategic acquisitions and our ongoing stock repurchase program.

Consistent with our growth and diversification strategy, we have in the past and may in the future acquire additional companies, products or technologies. In 2013, we completed the acquisition of WebMetro in August, completed the buy-out of a 20% interest in Peppers & Rogers Group in September, and potential additional acquisitions are planned for the remainder of 2013. During 2012, we completed four acquisitions including OnState Communications Corporation and iKnowtion LLC (“iKnowtion”) in the first quarter of 2012, and Guidon Performance Solutions (“Guidon”) and Technology Solutions Group, Inc. (“TSG”) in the fourth quarter of 2012. We have included the financial results of the business combinations in our consolidated results of operations beginning on the respective acquisition dates in their applicable segments.

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

Business Overview

In the third quarter of 2013, our revenue increased 3.7% to $297.0 million over the same period in 2012, despite a decrease of 2.4% or $6.9 million due to foreign currency fluctuations. Revenue adjusted for the $6.9 million decrease related to foreign exchange, $1.2 million of lost revenue due to a typhoon in the Philippines and a $5.2 million decrease related to the exit of our business in Spain increased by $24.0 million over the prior year quarter. This increase was due to organic growth and revenue from recent acquisitions. Our third quarter 2013 income from operations decreased (5.1)% to $26.0 million, or 8.7% of revenue, from $27.4 million, or 9.6% of revenue, in the third quarter of 2012. This decrease was primarily due to a $2.3 million negative impact from foreign currency fluctuations, $1.1 million additional amortization of intangibles related to the acquisitions, $0.8 million negative impact from the lost revenue due to a typhoon, and investments in sales and research and development. These decreases were offset by increases in our capacity utilization and income related to our acquisitions. Income from operations for the third quarter 2013 and 2012 included an aggregate $0.8 million and $2.6 million of expenses related to restructuring charges and asset impairments, respectively.

Our offshore delivery centers serve clients based in North America and in other countries. Our offshore delivery capacity spans five countries with 17,900 workstations and currently represents 64% of our global delivery capabilities. Revenue from services provided in these offshore locations was $123 million and represented 50% of our revenue for the third quarter of 2013, as compared to $122 million and 48% of total revenue for the third quarter of 2012, with both years excluding revenue from the five acquisitions.

Our cash flow from operations and available credit allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows and borrowings. At September 30, 2013, we had $144.9 million of cash and cash equivalents and a total debt to total capitalization ratio of 22.0%.

We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of September 30, 2013, the overall capacity utilization in our multi—client centers was 79%. The table below presents workstation data for our multi—client centers as of September 30, 2013 and 2012. Dedicated and managed centers (4,145 and 2,611 workstations as of September 30, 2013 and 2012, respectively) are excluded from the workstation data as unused workstations in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	September 30, 2013			September 30, 2012
	Total Production Workstations	In Use	% In Use	Total Production Workstations	In Use	% In Use

Multi-client centers
Sites open <1 year	1,317	449	34%	1,048	810	77%
Sites open >1 year	22,368	18,258	82%	24,311	18,646	77%
Total multi-client centers	23,685	18,707	79%	25,359	19,456	77%

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net cash provided by operating activities	$36,402	$14,754	$76,613	$63,411
Less: Purchases of property, plant and equipment	18,172	15,781	31,832	33,149
Free cash flow	$18,230	$(1,027)	$44,781	$30,262

We discuss factors affecting free cash flow between periods in the “Liquidity and Capital Resources” section below.

Results of Operations

Three months ended September 30, 2013 compared to three months ended September 30, 2012

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended September 30, 2013 and 2012 (amounts in thousands). All inter—company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Revenue	$217,035	$224,041	$(7,006)	-3.1%
Operating Income	17,944	21,001	(3,057)	-14.6%

The change in revenue for the Customer Management Services segment was attributable to a $14.9 million net increase in client programs offset by program completions of $9.1 million. Revenue was further impacted by a $6.4 million reduction due to foreign currency fluctuations, a $5.2 million reduction related to the exit of our business in Spain, and $1.2 million in lost revenue due to a typhoon.

The operating income as a percentage of revenue decreased to 8.3% in the third quarter of 2013 as compared to 9.4% in the third quarter of 2012. The decrease in margin was primarily due to a $2.9 million adverse impact from foreign currency fluctuations, a $0.8 million negative impact due to lost revenue from a typhoon, and investments in sales and research and development. During the third quarters of 2013 and 2012, we recorded $0.6 million and $2.7 million, respectively, in restructuring charges in various locations to better align our capacity and workforce with current business needs.

Customer Growth Services

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Revenue	$25,893	$28,200	$(2,307)	-8.2%
Operating Income	588	2,487	(1,899)	-76.4%

The change in revenue for the Customer Growth Services segment was due to the acquisition of WebMetro in August 2013 offset by program completions of $4.3 million and net decreases in client programs.

The operating income as a percentage of revenue decreased to 2.3% in the third quarter of 2013 as compared to 8.8% in the third quarter of 2012. This decrease was due to net declines in client volumes, changes in pricing, and the cost of ramping multiple clients. Included in the operating income was amortization related to acquired intangibles of $0.5 million and $0.2 million for the quarters ended September 30, 2013 and 2012, respectively.

Customer Technology Services

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Revenue	$40,649	$22,343	$18,306	81.9%
Operating Income	5,165	3,054	2,111	69.1%

The increase in revenue for the Customer Technology Services segment was related to organic growth for eLoyalty and Technology Solutions Group, Inc. (“TSG”) in consulting and managed services and the acquisition of TSG on December 31, 2012.

The operating income as a percentage of revenue decreased to 12.7% in the third quarter of 2013 as compared to 13.7% in the third quarter of 2012. This decrease was related to an increase of $0.7 million, or 1.7%, in amortization expense related to the acquisition of TSG, offset by income from the increased organic revenue and the acquisition of TSG. Included in the operating income was amortization related to acquired intangibles of $1.0 million and $0.4 million for the quarters ended September 30, 2013 and 2012, respectively.

Customer Strategy Services

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Revenue	$13,418	$11,684	$1,734	14.8%
Operating Income	2,264	819	1,445	176.4%

The increase in revenue for the Customer Strategy Services segment was related to a combination of growth in operational consulting, analytics and learning innovations revenue, and the acquisition of Guidon Performance Solutions in October 2012.

The operating income as a percentage of revenue increased to 16.9% in the third quarter of 2013 as compared to 7.0% in the third quarter of 2012. The increase was related to the increases in revenue discussed above. Included in the operating income was amortization expense of $0.4 million and $0.3 million for the quarters ended September 30, 2013 and 2012, respectively.

Interest Income (Expense)

For the three months ended September 30, 2013 interest income increased slightly to $0.9 million from $0.8 million in the comparable period in 2012. Interest expense decreased to $1.8 million during 2013 from $2.1 million during 2012.

Income Taxes

The effective tax rate for the three months ended September 30, 2013 was 24.9%. This compares to an effective tax rate of (13.8)% for the comparable period in 2012. The effective tax rate for the three months ended September 30, 2013 was influenced by a reduction in earnings in international jurisdictions currently under an income tax holiday compared to other jurisdictions and the distribution of income between the U.S. and international tax jurisdictions to more earnings in the U.S. jurisdiction. Without a $0.3 million benefit related to restructuring charges, $0.3 million of additional expense related to changes in the valuation allowance, $0.3 million of expenses related to return to provision adjustments and $0.4 million of expense related to other discrete items recognized during the quarter, our effective tax rate for the third quarter would have been 21.3%. The effective tax rate for the three months ended September 30, 2012 was influenced by earnings in international jurisdictions currently under an income tax holiday, a $7.6 million benefit related to Australia transfer pricing, and a $1.4 million benefit for the release of uncertain tax positions.

Results of Operations

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the nine months ended September 30, 2013 and 2012 (amounts in thousands). All inter—company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Revenue	$660,258	$688,318	$(28,060)	-4.1%
Operating Income	55,140	38,438	16,702	43.5%

The change in revenue for the Customer Management Services segment was attributable to a $55.3 million net increase in client programs offset by program completions of $43.3 million. Revenue was further impacted by a $2.9 million reduction due to foreign currency fluctuations, a $35.9 million reduction related to the exit of our business in Spain, and $1.2 million in lost revenue due to a typhoon.

The operating income as a percentage of revenue increased to 8.4% for the nine months ended September 30, 2013 as compared to 5.6% for the comparable period in 2012. This increase in margin was primarily due to the exit of our business in Spain as described above, the reduction of restructuring expenses noted below and the improvement in utilization of our capacity. These increases were offset by a $3.7 million adverse impact from foreign currency fluctuations and a $0.8 million negative impact due to lost revenue from a typhoon. During the nine months ended September 30, 2013 and 2012, we recorded $3.9 million and $6.4 million, respectively, in restructuring charges in various locations to better align our capacity and workforce with current business needs. In addition, during 2012, we recorded $14.0 million in restructuring charges and $0.4 million in impairment charges as a result of our decision to exit Spain. These items were offset during 2012 in part by a $4.6 million accrual release for salaries expense due to an authoritative ruling in Spain related to the legally required cost of living adjustments for our employees’ salaries.

Customer Growth Services

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Revenue	$71,148	$75,373	$(4,225)	-5.6%
Operating Income	1,244	1,409	(165)	-11.7%

The change in revenue for the Customer Growth Services segment was due to the combination of net increases in client programs and the acquisition of WebMetro in August 2013 of $13.2 million, offset by program completions of $17.5 million.

The operating income as a percentage of revenue remained relatively flat at 1.7% for the nine months ended September 30, 2013 as compared to 1.9% for the comparable period in 2012. Increases in income were primarily driven by a $1.8 million charge related to the impairment of trade-name intangible asset due to the rebranding of our Direct Alliance subsidiary to Revana during the first quarter of 2012. There were also operational improvements and a shift in program mix to additional outcome-based higher margin programs. These increases were offset by net declines in client volumes, changes in pricing, the cost of ramping multiple clients and increases in amortization expense related to WebMetro. Included in the operating income was amortization related to acquired intangibles of $0.9 million and $0.5 million for the nine months ended September 30, 2013 and 2012, respectively.

Customer Technology Services

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Revenue	$110,855	$72,851	$38,004	52.2%
Operating Income	13,882	11,089	2,793	25.2%

The increase in revenue for the Customer Technology Services segment was related to organic growth for eLoyalty and TSG in consulting and managed services and the acquisition of TSG on December 31, 2012.

The operating income as a percentage of revenue decreased to 12.5% for the nine months ended September 30, 2013 as compared to 15.2% for the comparable period in 2012. This decrease was related to investments to integrate TSG, increases in sales and marketing expenses, and a $2.0 million increase in amortization expense related to TSG. Included in the operating income was amortization related to acquired intangibles of $3.0 million and $1.4 million for the nine months ended September 30, 2013 and 2012, respectively.

Customer Strategy Services

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Revenue	$32,809	$31,178	$1,631	5.2%
Operating Income	(1,632)	1,621	(3,253)	-200.7%

The increase in revenue for the Customer Strategy Services segment was related to a combination of growth in operational consulting, analytics and learning innovations revenue, and the acquisitions of iKnowtion, LLC and Guidon Performance Solutions.

The segment incurred an operating loss as a percentage of revenue of (5.0)% in the first nine months of 2013 as compared to income of 5.2% in the prior period. This decrease was primarily related to the impairment charges of $1.1 million recorded as a result of the deconsolidation of a subsidiary in the second quarter of 2013 (see Notes 15 and 5 of the Notes to the Consolidated Financial Statements for further details). The decrease was also related to the full integration of the businesses comprising the Customer Strategy Services segment, including their leadership, consultants, the services portfolio and infrastructure, and a consolidation of their geographies personnel realignment. Included in the operating income was amortization expense related to acquired intangibles of $1.2 million and $0.8 million for the nine months ended September 30, 2013 and 2012, respectively.

Interest Income (Expense)

For the nine months ended September 30, 2013 and 2012, interest income was flat at $2.2 million. Interest expense increased to $5.6 million during the nine months ended September 30, 2013 from $4.8 million for the comparable period in 2012, due to higher average borrowings on our credit facility and additional accretion of deferred acquisition costs.

Other Income (Expense), Net

Included in the nine months ended September 30, 2013, was a $3.7 million charge related to the deconsolidation of a subsidiary (see Note 15 of the Notes to the Consolidated Financial Statements for further details).

Income Taxes

The effective tax rate for the nine months ended September 30, 2013 was 20.0%. This compares to an effective tax rate of (6.1)% for the comparable period in 2012. The effective tax rate for the nine months ended September 30, 2013 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. Without a $0.2 million benefit related to changes in the valuation allowance, a $1.8 million benefit related to restructuring charges, a $0.8 million benefit related to return to provision adjustments, and $0.3 million in expenses related to other discrete items recognized during the period, the Company’s effective tax rate for the nine months ended September 30, 2013 would have been 20.9%. The effective tax rate for the nine months ended September 30, 2012 was influenced by earnings in international jurisdictions currently under an income tax holiday and a $8.6 million tax benefit associated with the $23.7 million in restructuring and impairment charges which influenced the distribution of pre-tax income between the U.S. and international tax jurisdictions, a $7.6 million benefit related to Australia transfer pricing, and a $1.4 million benefit for the release of uncertain tax positions.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Agreement, dated June 3, 2013 (the “Credit Agreement”). During the nine months ended September 30, 2013, we generated positive operating cash flows of $76.6 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

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

We primarily utilize our Credit Agreement to fund working capital, general operations, stock repurchases and other strategic activities, such as the acquisitions described in Note 2 of the Notes to Consolidated Financial Statements. As of September 30, 2013 and December 31, 2012, we had borrowings of $118.0 million and $108.0 million, respectively, under our Credit Agreement, and our average daily utilization was $240.9 million and $144.4 million for the nine months ended September 30, 2013 and 2012, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $3.5 million, our remaining borrowing capacity was $578.5 million as of September 30, 2013. As of September 30, 2013, we were in compliance with all covenants and conditions under our Credit Agreement.

The following discussion highlights our cash flow activities during the nine months ended September 30, 2013 and 2012.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $144.9 million and $164.5 million as of September 30, 2013 and December 31, 2012, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, and expand our infrastructure, and for investment in research and development, strategic acquisitions and the purchase of our outstanding stock.

Cash Flows from Operating Activities

For the nine months ended September 30, 2013 and 2012, net cash flows provided by operating activities were $76.6 million and $63.4 million, respectively. The $13.2 million increase is attributable to a $19.7 million decrease in spend on prepaid and other assets, a $4.2 million increase in cash related net income and a $1.7 million decrease in cash spent on operating activities offset by a $11.9 million decrease in cash received from prepayments from customers and a $0.4 million decrease in collections of accounts receivable.

Cash Flows from Investing Activities

For the nine months ended September 30, 2013 and 2012, we reported net cash flows used in investing activities of $40.8 million and $37.5 million, respectively. The increase of $3.3 million was due to a $4.1 million increase in spending on acquisitions offset by a $1.4 million decrease in spend on capital expenditures.

Cash Flows from Financing Activities

For the nine months ended September 30, 2013 and 2012, we reported net cash flows used in financing activities of $45.5 million and $25.7 million, respectively. The $19.8 million increase in net cash flows used from 2012 to 2013 was primarily due to a $14.0 million decrease in net borrowings from our line of credit, and a reduction of $3.6 million in purchases of our outstanding common stock offset by a $5.8 million increase in net payments on other debt, a $1.4 million increase in payments for debt issuance costs and a $2.0 million increase in distributions made to noncontrolling interest.

Free Cash Flow

Free cash flow, a non-GAAP measurement (see “Presentation of Non—GAAP Measurements” for definition of free cash flow) decreased for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due to the increase in cash flows provided by operating activities and the decrease in cash spent on capital expenditures between periods. Free cash flow was $44.8 million and $30.3 million for the nine months ended September 30, 2013 and 2012, respectively.

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of September 30, 2013 are summarized as follows (amounts in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total

Credit Facility(1)	$3,416	$6,684	$122,225	$—	$132,325
Equipment financing arrangements	72	—	—	—	72
Contingent consideration	5,164	9,071	—	—	14,235
Purchase obligations	16,851	11,109	1	—	27,961
Operating lease commitments	22,442	42,402	27,004	5,331	97,179
Other debt	5,494	4,628	1,171	—	11,293
Total	$53,439	$73,894	$150,401	$5,331	$283,065

(1)         Includes estimated interest payments based on the weighted-average interest rate, unused commitment fees, current interest rate swap arrangements, and outstanding debt as of September 30, 2013.

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

Future Capital Requirements

We expect total capital expenditures in 2013 to be within the range of $50 to $60 million. Approximately 70% of these expected capital expenditures are to support growth in our business and 30% relate to the maintenance of existing assets. The anticipated level of 2013 capital expenditures is primarily driven by new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technological infrastructure.

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

Debt Instruments and Related Covenants

On June 3, 2013, we entered into a $700.0 million, five-year, multi-currency revolving credit facility (the “Credit Agreement”) with a syndicate of lenders which includes an accordion feature that permits us to request an increase in total commitments up to $1.0 billion, under certain conditions. Wells Fargo Securities, LLC, KeyBank National Association, Bank of America Merrill Lynch, BBVA Compass and HSBC Bank USA, National Association served as Joint Lead Arrangers. The Credit Agreement amends and restates in its entirety our prior credit facility entered into during 2010 and amended in 2012.

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

The Credit Agreement includes customary financial covenants, and as of September 30, 2013 we were in compliance with all financial covenants.

We primarily utilize our credit facilities to fund working capital, general operations, stock repurchases and other strategic activities, such as the acquisitions described in Note 2 of the accompanying financial statements. As of September 30, 2013 and December 31, 2012, we had borrowings of $118.0 million and $108.0 million, respectively, under our credit facilities, and our average daily utilization was $240.9 million and $144.4 million for the nine months ended September 30, 2013 and 2012, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $3.5 million, our remaining borrowing capacity was $578.5 million as of September 30, 2013.

Client Concentration

During the nine months ended September 30, 2013, one of our clients represented 11.7% of our total revenue. Our five largest clients accounted for 40.9% and 39.7% of our consolidated revenue for the three months ended September 30, 2013 and 2012, respectively. Our five largest clients accounted for 40.8% and 38.0% of our consolidated revenue for the nine months ended September 30, 2013 and 2012, respectively. We have experienced long-term relationships with our top five clients, ranging from seven to 17 years, with the majority of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long—term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

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

Interest Rate Risk

We entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of September 30, 2013, we had $118.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three and nine months ended September 30, 2013, interest accrued at a rate of approximately 1.4% and 1.5% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points during the quarter, there would not have been a material impact to our consolidated financial position or results of operations.

The Company’s interest rate swap arrangements as of September 30, 2013 and December 31, 2012 were as follows:

	Notional Amount	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date
As of September 30, 2013	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

As of December 31, 2012	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Foreign Currency Risk

Our subsidiaries in Argentina, Canada, Costa Rica, Mexico, and the Philippines use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the nine months ended September 30, 2013 and 2012, revenue associated with this foreign exchange risk was 32% and 37% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of September 30, 2013 and December 31, 2012 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

As of September 30, 2013	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in the Next 12 Months	Contracts Maturing Through
Canadian Dollar	12,750	$12,415		70.6%	June 2015
Philippine Peso	15,835,000	372,909	(1)	37.8%	December 2017
Mexican Peso	2,056,000	147,144		34.5%	December 2017
British Pound Sterling	2,508	4,217	(2)	100.0%	June 2014
New Zealand Dollar	300	235		100.0%	March 2014
		$536,920

As of December 31, 2012	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	7,750	$7,407
Philippine Peso	11,710,000	271,970	(1)
Mexican Peso	1,320,500	94,530
British Pound Sterling	3,518	5,575	(2)
New Zealand Dollar	398	300
		$379,782

(1)         Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on September 30, 2013 and December 31, 2012.

(2)         Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on September 30, 2013 and December 31, 2012.

The fair value of our cash flow hedges at September 30, 2013 was (assets/(liabilities)) (amounts in thousands):

	September 30, 2013	Maturing in the Next 12 Months
Canadian Dollar	$(128)	$(93)
Philippine Peso	(5,688)	(696)
Mexican Peso	2,074	2,234
British Pound Sterling	142	142
New Zealand Dollar	(135)	(135)
	$(3,735)	$1,452

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The decrease in fair value from September 30, 2013 largely reflects a broad strengthening in the U.S. dollar.

We recorded a net gain of approximately $7.2 million and $2.0 million for settled cash flow hedge contracts and the related premiums for the nine months ended September 30, 2013 and 2012, respectively. These gains were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income. If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Note 6 of the Notes to Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the nine months ended September 30, 2013 and 2012, approximately 22% and 26%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. dollar. Our results from operations and revenue could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in debt or equity securities as of September 30, 2013 or December 31, 2012.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013 to provide such reasonable assurance.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we have been involved in legal actions, both as plaintiff and defendant, which arise in the ordinary course of business. Accruals for legal actions have been provided for to the extent that losses are deemed both probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of currently available information and advice received from counsel, as appropriate, we believe that the disposition or ultimate resolution of such legal actions will not have a material adverse effect on our financial position, cash flows or results of operations. During the quarter ended September 30, 2013, there were no material changes to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Following is the detail of the issuer purchases made during the quarter ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
June 30, 2013				$19,434
July 1, 2013 - July 31, 2013	541,432	$23.73	541,432	$6,586
August 1, 2013 - August 31, 2013	180,550	$24.92	180,550	$27,087
September 1, 2013 - September 30, 2013	135,364	$24.29	135,364	$23,800
Total	857,346		857,346

(1)         In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in August 2013, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through September 30, 2013, the Board has authorized the repurchase of shares up to a total value of $587.3 million, of which we have purchased 39.5 million shares on the open market for $563.5 million. As of September 30, 2013 the remaining amount authorized for repurchases under the program is approximately $23.8 million. The stock repurchase program does not have an expiration date.

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

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the nine months ended September 30, 2013 (unaudited), and (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC.
(Registrant)

Date: October 30, 2013	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: October 30, 2013	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the nine months ended September 30, 2013 (unaudited), and (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.