Form 10-K
period 2013-12-31
TELETECH HOLDINGS INC
filed 2014-02-28
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑                                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, there were 51,346,419 shares of the registrant’s common stock outstanding. The aggregate market value of the registrant’s voting and non-voting common stock that was held by non-affiliates on such date was $451,226,304 based on the closing sale price of the registrant’s common stock on such date as reported on the NASDAQ Global Select Market.

As of February 19, 2014, there were 49,987,299 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference to the proxy statement for the registrant’s 2014 annual meeting of stockholders.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

DECEMBER 31, 2013 FORM 10-K

i

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, relating to our operations, expected financial position, results of operation, and other business matters that are based on our current expectations, assumptions, and projections with respect to the future, and are not a guarantee of performance.  In this report, when we use words such as “may,” “believe,” “plan,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “project,” “would,” “could,” “target,” or similar expressions, or when we discuss our strategy, plans, goals, initiatives, or objectives, we are making forward-looking statements.

We caution you not to rely unduly on any forward-looking statements. Actual results may differ materially from what is expressed in the forward-looking statements, and you should review and consider carefully the risks, uncertainties and other factors that affect our business and may cause such differences as outlined but are not limited to factors discussed in the section of this report entitled “Risk Factors”. Our forward looking statements speak only as of the date that this report is filed with the United States Securities and Exchange Commission (“SEC”) and we undertake no obligation to update them, except as may be required by applicable laws.

AVAILABILITY OF INFORMATION

TeleTech Holdings, Inc.’s principal executive offices are located at 9197 South Peoria Street, Englewood, Colorado 80112. Electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and any amendments to these reports are available free of charge by (i) visiting our website at http://www.teletech.com/investors/sec-filings/ or (ii) sending a written request to Investor Relations at our corporate headquarters or to investor.relations@teletech.com. TeleTech’s SEC filings are posted on our corporate website as soon as reasonably practical after we electronically file such materials with, or furnish them to, the SEC. Information on our website is not incorporated by reference into this report.

You may also access  any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Room 1580, Washington, D.C. 20549 (telephone number 1-800-SEC-0330); or via  the SEC’s public website at www.sec.gov.

ii

PART I

ITEM 1.  BUSINESS

Our Business

TeleTech Holdings, Inc. (“TeleTech”, “the Company”, “we”, “our” or “us”) is a leading provider of customer strategy, analytics-driven and technology-enabled customer engagement management solutions with 41,000 employees delivering services across 24 countries from 54 delivery centers on five continents. Our revenue for fiscal 2013 was $1,193 million.

Founded in 1982, for over thirty years we have helped clients strengthen their customer relationships through strategy, innovation, technology, and process that provide exceptional customer engagement. The results are customer interactions that are more personalized, seamless, and relevant, and in turn improve our clients’ brand recognition and loyalty. Our end-to-end offering originates with the design of data-rich customer-centric strategies, which are then enabled by a suite of technologies and operations that allow for effective management and growth of the economic value of our clients’ customer relationships.

We continue to transform the Company by providing a distinct value proposition through our integrated customer engagement offerings. Our services are value-oriented, outcome-based, and delivered on a global scale across all of our business segments, including Customer Management Services (CMS), Customer Growth Services (CGS), Customer Technology Services (CTS), and Customer Strategy Services (CSS). Our integrated platform is an industry differentiator, one that unites strategic consulting, data analytics, process optimization, system design and integration, technology solutions and services, and operational excellence. This holistic approach increases customer outcomes, satisfaction and loyalty, improves operating effectiveness and efficiencies, and drives long-term growth and profitability for our clients.

We have developed industry expertise and serve more than 250 global clients in the automotive, communications, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel and transportation industries. We target customer-focused industry leaders in the Global 1000, companies that desire a partner that can quickly and globally scale a suite of integrated services.

To improve our competitive position in a rapidly changing market and stay strategically relevant to our clients, we continue to invest in innovation and growth businesses, diversifying our traditional business process outsourcing into high-margined analytics and technology-enabled services. Of the $1,193 million in revenue we reported in 2013, approximately 25% or $302.3 million came from customer-centric strategy, growth or technology-based services with the remainder coming from our traditional customer management services.

Consistent with our growth and diversification strategy, we continue to invest in technology differentiation, analytics, cloud computing and digital marketing. In 2013, we acquired WebMetro, a digital marketing agency, and completed the buy-out of a 20% interest in Peppers & Rogers Group, our global strategic consulting business.

Our strong balance sheet, cash flows from operations and access to capital markets have provided us the financial flexibility to effectively fund our organic growth, strategic acquisitions, incremental investments and stock repurchase program.

Since becoming publicly listed on the NASDAQ stock exchange in 1996, we have grown our annual revenue from $183 million to $1,193 million, representing a compounded annual growth rate (“CAGR”) of 11.7% over the last 18 years.

Our business is structured and reported in the following four segments:

Operating Segments and Industry Verticals
Customer Management Services	Customer Growth Services	Customer Technology Services	Customer Strategy Services

Automotive	Automotive	Communication	Automotive
Communication	Communication	Financial Services	Communication
Financial Services	Financial Services	Government	Financial Services
Government	Healthcare	Healthcare	Healthcare
Healthcare	Media and Entertainment	Media and Entertainment	Media and Entertainment
Media and Entertainment	Technology	Retail	Technology
Retail		Technology
Travel and Transportation
Technology

We continue to return capital to our shareholders via an ongoing stock repurchase program. As of December 31, 2013, the cumulative authorized repurchase allowance was $587.3 million, of which we repurchased 39.7 million shares for $568.5 million. For the period from January 1, 2014 through February 19, 2014, we purchased 408,814 additional shares at a cost of $9.2 million. Effective February 19, 2014, approval for an additional $25 million of stock repurchases was authorized. The stock repurchase program does not have an expiration date.

Our Market Opportunity

We believe that exceptional customer engagement creates sustainable economic value for our clients and our market opportunities are defined by the following trends:

•                  Increasing focus on the customer engagement to sustain competitive advantage. The ability to sustain a competitive advantage based on price or product differentiation has significantly narrowed given the speed of technological innovation. As customers become more connected and widely broadcast their experiences across a variety of social networking channels, the quality of the experience is having a profound impact on brand loyalty and business performance. We believe customers are increasingly shaping their attitudes, behaviors and willingness to recommend or stay with a brand on the totality of their experience, including not only the superiority of the product or service but more importantly on the quality of their ongoing service interactions. Given the strong correlation between high customer satisfaction and improved profitability, we believe more companies are increasingly focused on selecting third-party partners, such as TeleTech, who can deliver an analytic-driven, integrated solution that increases the lifetime value of each customer relationship versus merely reducing costs.

•                  Increasing percentage of companies consolidating their customer engagement requirements with the most capable partners who can deliver measurable business outcomes by offering a integrated, technology-rich solution. The proliferation of mobile communication technologies and devices along with customers’ increased access to information and heightened expectations are driving the need for companies to implement enabling technologies that ensure customers have the best experience across all devices and channels. These two-way interactions need to be received or delivered seamlessly via the customer channel of choice and include voice, email, chat, SMS text, intelligent self serve, virtual agents and the social network. We believe companies will continue to consolidate to third-party partners, such as TeleTech, who have demonstrated expertise in increasing brand value by delivering a holistic, integrated customer-centric solution that spans strategy to execution versus the time, expense and often failed returns resulting from linking together a series of point solutions from different providers.

•      Focus on speed-to-market by companies launching new products or entering new geographic locations. As companies broaden their product offerings and enter new markets, they are looking for partners that can provide speed-to-market while reducing their capital and operating risk. To achieve these benefits, companies select us because of our extensive operating track record, established global footprint, financial strength, commitment to innovation, and our ability to quickly scale infrastructure and complex business processes around the globe in a short period of time while assuring a high-quality experience for their customers.

Our Strategy

We aim to grow our revenue and profitability by focusing on higher margin, data and technology-enabled services that drive a superior customer experience and engagement. To that end we plan to continue:

•                  Accelerating investment in our vertical sales leadership and our technology-enabled services and platforms;

•                  Building deeper, more strategic relationships with existing global clients to drive enduring, transformational change within their organizations;

•                  Pursuing new clients who lead their respective industries and who are committed to the customer engagement as a differentiator;

•                  Executing accretive acquisitions that further complement and expand our integrated solution; and

•                  Investing and leveraging our innovation to continue evolving our intellectual property and bring new capabilities to the market.

Our Integrated Service Offerings and Business Segments

Our business is structured around four operating segments structured to execute on our strategy of expanding integrated customer engagement solutions.

Design – Customer Strategy Services

We typically begin by engaging our clients at a strategic level. Through our analytics-driven management consulting expertise we help our clients design and build their customer engagement strategies. We improve our clients’ ability to better understand and predict their customers’ behaviors and preferences along with their current and future economic value so that they can deploy resources to achieve the greatest return. Using proprietary analytic models, we provide the insight clients need to build the business case for customer centricity, to better optimize their marketing spend and then work alongside them to help implement our recommendations. A key component of this practice involves instilling a high performance culture through a lean management framework. This process optimization capability enables the client to align and cascade the recommended initiatives to ensure accountability and transparency for the ultimate achievement and sustainability of future results.

Enable – Customer Technology Services

Once the design of the customer engagement is completed, our ability to architect, deploy and host or manage the client’s customer management environments becomes a key enabler to achieving and sustaining the client’s customer engagement vision. Given the proliferation of mobile communication technologies and devices, we enable our clients’ operations to interact with their customers across the growing array of channels including email, social networks, mobile, web, SMS text, voice and chat. We design, implement and manage cloud, on-premise or hybrid customer management environments to deliver a consistent and superior experience across all touch points on a global scale that we believe result in higher quality, lower costs and reduced risk for our clients.

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

Grow – Customer Growth Services

We offer integrated sales and marketing solutions to help our clients boost revenue in new, fragmented or underpenetrated business-to-consumer or business-to-business markets. We deliver approximately $1 billion in client revenue annually via the acquisition, growth and retention of customers through a combination of our highly trained, client-dedicated sales professionals and our proprietary Revana Analytic Multichannel PlatformTM. This platform continuously aggregates individual customer information across all channels into one holistic view so as to ensure more relevant and personalized communications. These communications are dynamically triggered to send the right message to the right customer at the right time via their preferred communication channel. The ability of our sales associates to be backed by a highly scalable, technology-enabled platform that delivers smarter, more targeted digital marketing messages over email, social networks, mobile, web, SMS text, voice and chat results in higher conversion rates at a lower overall cost for our clients.

Based on client requirements we provide our services on an integrated cross-business segment and discrete basis.

Additional information with respect to our segments and geographic footprint is contained in Note 3 to the Notes to the Consolidated Financial Statements.

Our Competitive Strengths

As the complexity and pace of technological change required to deliver a multi-channel customer engagement increases, we believe our clients select us because of our:

•                  Industry reputation and position as a large and financially sound partner with over three decades of expertise in delivering integrated customer engagement solutions designed to enable, manage and grow the value of every customer relationship;

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

Technological Excellence

Our technology platform is based on a secure, private, 100% internet protocol based infrastructure. This architecture enables us to centralize and standardize our worldwide delivery capabilities resulting in improved scalability and quality of delivery for our clients, lower capital, and lower information technology (“IT”) operating costs.

The foundation of this platform is our four IP hosting centers known as TeleTech GigaPOPs®, which are located on three continents. Our GigaPOPs® provide a fully integrated suite of voice and data routing, workforce management, quality monitoring, business analytic and storage capabilities, enabling seamless operations from any location around the globe. This hub and spoke model enables us to provide our services at the lowest cost while increasing scalability, reliability, asset utilization and the diversity of our service offerings. It also provides an effective redundancy to address ordinary course system interruptions and outages due to natural disasters and other force majeure conditions.

To ensure high end-to-end security and reliability of this critical infrastructure, we monitor and manage the TeleTech GigaPOPs® 24 x 7, 365 days per year from several strategically located global command centers as well as providing redundant, fail-over capabilities for each GigaPOP®.

Importantly, this platform has become the foundation for new, innovative offerings including TeleTech’s cloud-based offerings, TeleTech@Home and our suite of human capital solutions.

Innovative Human Capital Strategies

Our global employees are a crucial component to the success of our business. We have made significant investments in a proprietary suite of technologies, management methodologies and training processes in the areas of talent acquisition, learning services, knowledge management, workforce collaboration and performance optimization. These capabilities are the culmination of more than three decades of experience in managing large, global workforces combined with the latest technology, innovation and strategy in the field of human capital management. This capability has enabled us to deliver a consistent, scalable and flexible workforce that is highly engaged in achieving or exceeding our clients’ business objectives.

Globally Deployed Best Operating Practices

Globally deployed best operating practices assure that we deliver a consistent, scalable, high-quality experience to our clients’ customers from any of our 54 delivery centers and work from home associates around the world. Standardized processes include our approach to attracting, screening, hiring, training, scheduling, evaluating, coaching and maximizing associate performance to meet our clients’ needs. We provide real-time reporting on performance across the globe to ensure consistency of delivery. In addition, this information provides valuable insight into what is driving customer inquiries, enabling us to proactively recommend process changes to our clients to optimize their customers’ experience.

Our global operating model includes delivery centers in 14 countries on five continents that operate 24 hours a day, 365 days a year. New delivery centers are established and existing centers are expanded or scaled down to accommodate anticipated business demands or specific client needs. We continue to expand our capacity in the Philippines and Latin America to leverage demand and favorable cost efficiencies, and are exploring opportunities in Central Europe and Africa to augment our multi-lingual service offerings and continue to diversify our footprint.

Of the 14 countries from which we provide customer experience solutions, nine provide services for onshore clients including the U.S., Australia, Brazil, Germany, Ghana, Ireland, New Zealand, South Africa, and the United Kingdom. The total number of workstations in these countries is 10,700, or 37% of our total delivery capacity.

The other five countries provide services, partially or entirely, for offshore clients including Argentina, Canada, Costa Rica, Mexico and the Philippines. The total number of workstations in these countries is 18,250, or 63% of our total delivery capacity.

See Item 1A. Risk Factors for a description of the risks associated with our foreign operations.

Clients

We develop long-term relationships with Global 1000 companies in customer intensive industries, whose business complexities and customer focus requires a partner that can quickly and globally scale integrated technology and data-enabled services.

In 2013, our top five and ten clients represented 40% and 56% of total revenue, respectively; and one of our clients represented 12% of our total annual revenue. In several of our operating segments, we enter into long-term relationships which provide us with a more predictable revenue stream. Although most of our contracts can be terminated for convenience, our relationships with our top five clients have ranged from seven to 18 years with multiple contract renewals. In 2013, we had a 93% client retention rate for the combined Customer Management Services and Customer Growth Services segments.

Certain of our communications clients provide us with telecommunication services through arm’s length negotiated transactions. These clients currently represent approximately 17% of our total annual revenue. Expenditures under these supplier contracts represent less than one percent of our total operating costs.

Competition

We compete primarily with the in-house customer experience management operations of our current and potential clients, as well as other companies that provide business process outsourcing (“BPO”) services including: Accenture Ltd., Convergys Corporation, Genpact Ltd, Sykes Enterprises Inc., IBM and Teleperformance, among others.

Niche providers or new entrants could capture a segment of the market by developing new systems or services that could impact our market potential.

Employees

Our people are our most important asset. As of December 31, 2013, we had 41,000 employees in 24 countries on five continents. Although a small percentage of these employees are hired seasonally to address the fourth quarter higher business volumes in retail and other industries, most remain employed throughout the year and work at 54 locations and through our @home environment. Approximately 70% of our employees are located outside of the U.S. Approximately 18% of our employees are covered by collective bargaining agreements, most of which are mandated under national labor laws outside of the United States. These agreements are subject to periodic renegotiations and we anticipate that they will be renewed in the ordinary course of business without material impact to our business or in a manner materially different from other companies covered by such industry-wide agreements.

Research, Innovation, Intellectual Property and Proprietary Technology

We recognize the value of innovation in our business and are committed to developing leading-edge technologies and proprietary solutions. Research and innovation has been a major factor in our success and we believe that it will continue to contribute to our growth in the future. We use our investment in research and development to create, commercialize and deploy innovative business strategies and high-value technology solutions.

We deliver value to our clients through, and our success in part depends on, certain proprietary technologies and methodologies. We leverage U.S. and foreign patent, trade secret, copyright and trademark laws as well as confidentiality, proprietary information non-disclosure agreements, and key staff non-competition agreements to protect our proprietary technology.

As of December 31, 2013 we had 83 patent applications pending in eight jurisdictions; and own 89 U.S. and non-U.S. patents that we leverage in our operations and as market place differentiation for our service offerings. Our trade name, logos and names of our proprietary solution offerings are protected by their historic use and by trademarks and service marks registered in 59 countries.

ITEM 1A.  RISK FACTORS

In addition to the other information presented in this Annual Report on Form 10-K, you should carefully consider the risks and uncertainties discussed in this section when evaluating our business. If any of these risks or uncertainties actually occurs, our business, financial condition, results of operations (including revenue and profitability) could be materially adversely affected and the market price of our stock may decline.

Volatile and uncertain economic conditions and affect of these conditions on our clients could have an adverse effect on the profitability of our business

Global economic conditions affect our clients’ businesses and may, therefore, affect our business and our profitability. We generate revenue based, in large part, on the amount of time our employees devote to our clients’ customers, and our clients’ willingness to invest in their customer relationships. Consequently, our revenue depends on consumers’ interest in and use of our clients’ products and services, which may be adversely affected by general economic conditions. The protracted economic downturn or slower than expected economic recovery may impact our clients’ willingness to procure our technology and strategic consulting services and may impact products and services that require their customers to use our customer care services. Our business, financial condition, results of operations and cash flows would be adversely affected if any of our major clients were unable to pay for our services due to volatile economic conditions.

A large portion of our revenue is generated from a limited number of clients and the loss of one or more of our clients could cause adversely effect on our business

We rely on strategic, long-term relationships with large, global companies in targeted industries. As a result, we derive a substantial portion of our revenue from relatively few clients. Our five and ten largest clients collectively represented 40% and 56% of our revenue in 2013; while the largest client represented 12% of our revenue in 2013.

Although we have multiple engagements with each of our largest clients and all contracts are unlikely to terminate at the same time, the contracts with our five largest clients expire between 2014 and 2016 and there can be no assurance that these contracts will continue to be renewed or be renewed on favorable terms. The loss of all or part of a major client’s business could have a material adverse effect on our business, financial condition and results of operations, if the loss of revenue was not replaced with profitable business from other clients.

Client consolidation could result in a loss of business that would adversely affect our operating results

We serve clients in industries that have historically experienced a significant level of consolidation. If one of our clients is acquired by another company (including another one of our clients) our business volume and revenue may materially decrease due to the termination or phase out of an existing client contract, volume discounts or other contract concessions which could have an adverse effect on our business, financial condition, and results of operations.

The current trend to outsource customer care business may not continue and the amount of business that our clients outsource and the prices that they are willing to pay for the services may diminish, adversely affecting our business

Our growth depends, in large part, on the willingness of our clients and potential clients to outsource customer care and management services to companies like TeleTech. There can be no assurance that customer care outsourcing trend will continue; and our clients and potential clients may elect to perform in-house customer care and management services that they currently outsource. Reduction in demand for our services and increased competition from other providers and in-house service alternatives would create pricing pressures and excess capacity that could have an adverse effect on our business, financial condition, and results of operations.

Our markets are highly competitive and we might not be able to compete effectively

The markets where we offer our services are highly competitive. Our future performance is largely dependent on our ability to compete successfully in markets we currently serve, while expanding into new, lucrative markets. We compete with large multinational service providers (including the service arms of global technology providers); offshore service providers from lower-cost jurisdictions that offer similar services, often at highly competitive prices and more aggressive contract terms; niche solution or service providers that compete with us in a specific geographic market, industry segment or service area, including companies that rely on new technologies or delivery models; and in-house functions of large companies that use their own resources rather than outsourcing customer care services we provide. Some of our competitors have greater financial or marketing resources than we do and, therefore, may be better able to compete.

Further, the recent trend of consolidation in the technology sector and among business process outsourcing competitors may result in new competitors with greater scale, a broader footprint, better technologies and price efficiencies attractive to our clients. If we are unable to compete successfully and provide our clients with superior service and solutions at competitive prices, we could lose market share and clients to competitors, which would materially adversely effect our business, financial condition, and results of operations.

Our reputation can be irreparably damaged and we may lose business and have liability if we fail to protect client or TeleTech data as required by law or contract, or if our information systems are breached

We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations around the world and with our clients and vendors. As the complexity of information infrastructure continuous to grow, the potential risk of security breaches and cyber attacks increase. Such breaches can lead to shutdowns or systems interruptions, and potential unauthorized disclosure of sensitive or confidential information.

As part of our business we manage client, clients’ customer, and TeleTech data, including personally identifiable information. We are subject to numerous laws and regulations designed to protect this information, including U.S. federal and state laws governing the protection of health or other personally identifiable information; the European Union Directive on Data Protection; and the Australian Privacy Acts. These and similar laws and regulations that impact our business are increasing in complexity, change frequently, and at times conflict among the various jurisdictions where we do business.

If third parties gain unauthorized access to our information systems or our employees negligently or intentionally breach our established data and information security controls or otherwise misappropriate data, we may be subject to negative publicity, our reputation could be irreparably damaged, and we may lose clients and our ability to secure new clients; we could also be subject to legal liability, monitory damages, significant remediation costs, and regulatory enforcement actions, resulting in material adverse effect on our business, financial condition, and results of operations. Our liability insurance may not be sufficient to cover us against claims related to information security breaches and cyber attacks.

Our service delivery model is concentrated in certain geographies which may expose us to significant operational risks

We have delivery centers in 14 countries around the globe, but a large portion of our delivery capacity is concentrated in the Philippines and Latin America. High concentration of our delivery network in few locations leads to certain operational risks, some of which are outside of our control. Natural disasters (floods, winds and earthquakes), terrorist attacks, pandemics, insufficient infrastructure (such as large-scale utilities outages, telecommunication and transportation disruptions), labor or political unrest, and restriction on repatriation of funds may interrupt or limit our ability to operate our delivery centers or increase the cost of our operations. Our dependence on our delivery facilities in the Philippines, which is subject to frequent severe weather, natural disasters, and occasional security threats, represents a particular risk. This geographic concentration can result in material adverse effect on our business, financial condition and results of operations. Although we procure business interruption insurance to cover some of these exposures, adequate insurance may not be available on an ongoing basis for a reasonable price.

Our commercial success is subject to the terms of our client contracts

Many of our contracts have termination for convenience clauses, which could have a material adverse effect on our results of operation. Although most of our contracts in the business process outsourcing business can be terminated for convenience, our relationships with our top five clients have ranged from seven to 18 years with the majority of these clients having completed multiple contract renewals with us. Yet, our contracts, do not guarantee a minimum revenue level or profitability, and clients may terminate them or materially reduce customer interaction volumes which would reduce our earning potential. This could have a material adverse affect on our results of operations and makes our projections of results of operations problematic.

Many of our contracts utilize performance pricing that link some of our fees to the attainment of performance criteria, which could increase the variability of our revenue and operating margin. A majority of our contracts include performance clauses that condition our fees on the achievement of agreed-upon performance criteria. These performance criteria can be complex, and at times they are not entirely within our control. If we fail to satisfy our contract performance metrics, our revenue under the contracts and our operating margin are reduced.

We may not always offset increased costs with increased fees under long-term contracts. Not all our larger long-term contracts allow for escalation of fees as our cost of operations increase. While many of our contracts allow periodic fee adjustments based on increases in certain price indices, in the past several years, our payroll costs, including healthcare costs, have increased at rates much greater than increases in these indices. If we cannot negotiate long-term contract terms that provide for fee adjustments to reflect increases in our cost of service delivery, our business, financial conditions and results of operation would be materially impacted.

Our contracts seldom address the impacts of currency fluctuation on our costs of delivery. As we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for services. An increase in the value of certain currencies, such as Australian dollar against the US dollar and Philippine peso, could increase costs for our delivery at offshore sites by increasing our labor and other costs that are denominated in local currencies. Our contractual provisions, cost management efforts, and currency hedging activities may not be able to offset the currency fluctuation impact, resulting in the decrease of the profitability of our contracts.

Our pricing depends on effectiveness of our forecasting of the level of effort. Pricing for our services in our technology and strategic consulting businesses is highly contingent on our ability to accurately forecast the level of effort and cost necessary to deliver our services, which is data dependent and could turn out to be materially inaccurate. The inaccurate level of effort in project estimates could yield lower profit margins or become unprofitable, resulting in adverse impacts on our results of operations.

We face special risks associated with our business outside of the United States

An important component of our growth strategy is continued operations outside of the United States and international expansion. In 2013 we derived approximately 22% of our revenue from operations outside of the United States. Conducting business abroad is subject to a variety of risks, including:

•                  currency exchange rate fluctuations, restrictions on currency movement, and impact of international tax laws could adversely affect our results of operations, if we are forced to maintain assets in currencies other than the US dollars, while our financial results are reported in US dollars;

•                  longer payment cycles and/or difficulties in accounts receivable collections could impact our cash flows and results of operations;

•      political and economic instability and unexpected changes in regulatory regimes could adversely affect our ability to deliver services overseas and our ability to repatriate cash;

•                  inconsistent regulations, licensing and legal requirements may increase our cost of operations as we endeavor to comply with myriad of laws that differ from one country to another;

•                  terrorist attacks and civil unrests in some of the countries where we do business (e.g. increasing tension in the Middle East and Latin America), and the resulting need for enhanced security measures may impact our ability to deliver services, threaten the safety of our employees, and increase our costs of operations; and

•      special challenges in managing risks inherent in international operations, such as unique and prescriptive labor rules and corrupt business environments may cause an inadvertent violation of laws that we may not be able to immediately detect or correct.

While we are monitoring and endeavoring to timely mitigate the relevant regulatory, geopolitical and other risk factors related to our operations outside of the United States, we cannot assess with certainty what impact such risks are likely to have over time on business and can provide no assurance that we will always be able to mitigate these risks successfully and avoid material impact to our business and results of operations.

Our financial results may be adversely impacted by foreign currency exchange risk

We serve many of our clients from delivery centers outside of the United States in Canada, Costa Rica, Mexico, and the Philippines. The contracts for these services are typically priced, invoiced, and paid in U.S. dollars or other currencies, while the costs incurred to operate these delivery centers are denominated in the functional currency of the applicable operating subsidiary. The fluctuations between the currencies of the contract and operating currencies present foreign currency exchange risks. Because our financial statements are denominated in U.S. dollars and approximately 32% of our revenue is derived from contracts denominated in other currencies, our results of operations could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

While we hedge against the effect of exchange rate fluctuations, we can provide no assurance that we will be able to continue to successfully manage this foreign currency exchange risk and avoid adverse impacts on our business, financial condition, and results of operations.

Compliance with laws, including unexpected changes to such laws could adversely affect our results of operations

Our business is subject to extensive regulation by U.S. and foreign national, state and provincial authorities relating to confidential client and customer data, customer communications, telemarketing practices, and licensed healthcare and financial services activities, among other areas. Costs and complexity of compliance with existing and future regulations could adversely affect our profitability. If we fail to comply with regulations relevant to our business, we could be subject to civil or criminal liability, monitory damages and fines. Private lawsuits and enforcement actions by regulatory agencies may materially increase our costs of operations and impact our ability to serve our clients.

As we provide services to clients’ customers residing in 90 countries, we are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as import/export controls, communication content requirements, trade restrictions and sanctions, tariffs, taxation, data privacy and labor relations. Violations of these regulations could impact our reputation and result in financial liability, criminal prosecution, unfavorable publicity, restrictions on our ability to process information and breach of our contractual commitments.

Adverse changes in laws or regulations that impact our business may negatively affect the sale of our services, slow the growth of our operations, or mandate changes to how we deliver our services, including our ability to use offshore resources. These changes could threaten our ability to continue to serve certain markets.

Our failure to deliver uninterrupted service to our clients could cause a reduction in our revenue and operating results

Our operations are dependent on our ability to protect our facilities, computer and telecommunications equipment, software systems, wireline and GigaPOP® networks, including transport facilities, communications switches, routers, and other equipment against damage or interruption from fire, power loss, terrorist or cyber attacks, sabotage, telecommunications interruption or failure, labor shortages, weather conditions, natural disasters and other similar force majeure events. Severe weather can cause our employees to miss work and interrupt the delivery of our services, resulting in a loss of revenue. In the event we experience a temporary or permanent interruption at one or more of our locations (including our corporate headquarters), we may be required to pay contractual damages or face the suspension or loss of clients’ business. Further, the impacts associated with global climate change, such as rising sea levels or increased and intensified storm activity, may cause increased business interruptions or may require the relocation of our facilities located in low-lying coastal areas. The failure to deliver uninterrupted service to our clients could materially and adversely affect our financial position and results of operations.

Our financial results depend on our capacity utilization, in particular our ability to forecast demand and make corresponding decisions regarding staffing levels, investments and operating expenses

Our delivery center utilization rates have a substantial and direct effect on our profitability and are affected by a number of factors, including our ability to fluctuate delivery center capacity with demand during peak and non-peak hours; our ability to predict customer demand for our services and make timely corresponding decisions regarding staffing levels, investments and other operating expenditures in each of our delivery center locations; our ability to hire and train new employees to address demand and manage employee turnover.

We can provide no assurance that we will be able to achieve or maintain desired delivery center capacity utilization, because quarterly variations in client volumes, many of which are outside our control, can have a material adverse effect on our utilization rates. In light of our very high fixed costs of operation, if our utilization rates are below expectations in any given period, our financial conditions and results of operations could be adversely affected.

Our ability to meet our strategic growth and profitability objectives depends on how effectively we manage our contact center capacity. Ours is a labor-intensive business and a significant portion of our operating costs include wages, employment benefits and taxes. Our growth depends on our ability to find cost-effective operations locations in and outside of the United States, but there are no assures that we will always be able to find such cost effective locations. Some of our delivery centers are located in countries that have experienced rising standards of living, which may in turn require us to increase employee wages; and there can be no assurance that we can pass these additional costs along to our clients. The increases in labor costs, unless offset by clients, may have a material adverse effect on our business, financial condition, and results of operations. From time to time, we seek to consolidate or close underutilized or under-performing delivery centers, and we may be required to record restructuring or impairment charges, which could adversely impact our results of operations.

People are an important asset of our business and our inability to attract and retain qualified and skilled personnel in balance with the demand of our clients can adversely impact our operations

Our business success depends on contributions of senior management and key personnel. Our ability to attract, motivate and retain key senior management staff is conditioned on our willingness to pay adequate compensation and incentives. We compete for top senior staff candidates with other, often larger, companies that at times have access to greater resources. Our ability to attract senior managers is also impacted by our requirement that members of senior staff sign non-compete agreements as a condition to join TeleTech. If we are not able to attract and retain industry leaders, we would be unable to compete effectively and our growth may be limited, which could have a material adverse affect on our business, results of operations, and prospects.

If we are not able to recruit, hire, train and retain qualified employees, our business will be adversely affected. Our business is labor intensive and our ability to locate and train employees is critical to achieving our growth objective. Demand for qualified professionals with multiple language capabilities, and fluency in English, may exceed supply, as new and additional skills are required to keep pace with evolving technologies. We generally experience high employee turnover and are continuously recruiting and train replacement staff. Some of our facilities are located in geographies with low unemployment, which makes it costly to hire personnel. Our inability to attract and retain qualified personnel and costs associated with wages, attracting, training, or retaining qualified personnel could have a material adverse affect on our business, financial condition, and results of operations.

Our results of operations and ability to grow could be materially adversely affected if we cannot adapt our services and solutions in response to changes in technology

Our success depends on our ability to develop and implement technology, consulting and outsourcing services and solutions that anticipate and respond to rapid and continuing changes in technology. Areas of significant change include mobility, cloud-based computing, and processing and analyzing large and unstructured data. Our growth and profitability will dependent on our ability to develop new technologies that expand our existing solutions and service offerings to leverage new technological developments, and achieve cost efficiencies in our operations. We may not be successful in anticipating or responding to new technology developments; our integration of new technologies may not achieve their intended cost reductions; and services and technologies offered by competitors may make our service offerings obsolete. Our failure to innovate, maintain technological advantage, or respond effectively and timely to transformational changes in technology could have a material adverse affect on our business, financial condition, and results of operations.

Our credit facility contains covenant restrictions that may limit our ability to operate our business or execute on our strategy

Our credit facility contains common operating and financial covenants that impose operating and financial restrictions on how we operate our business and require us to meet quarterly certain financial metrics. Complying with these covenant restrictions may limit our ability to engage in certain activities, including incurring additional indebtedness, making certain investments and capital expenditures, acquisitions, selling certain assets, stock repurchases, payment of existing obligations, or replenishment of cash reserves.

As a result of these covenant restrictions, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. We can provide no assurance that we will be able to meet the financial covenants under our credit facility, or that in the event of noncompliance, will be able to obtain waivers or amendments from the lenders. If we fail to comply with the covenants the lenders could elect to declare all amounts outstanding under the credit facilities, together with accrued interest, to be immediately due and payable, and there can be no assurance that the business would have adequate resources to comply with the accelerated repayment schedule or that the assets securing such indebtedness would be sufficient to repay it in full that indebtedness, which could have a material and adverse affect on our financial condition.

Disruption to our supply chain for the Customer Technology Services segment could adversely affect our business

Any disruption to the suppliers for our Customer Technology Services segment or to our Customer Technology Services distribution capabilities due to weather, man-caused or natural disaster, terrorism, pandemic, strikes, or acts of god could impair the Customer Technology Services segment’s ability to sell its products and services. Failure to take adequate steps to mitigate potential impacts of such disruptions, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, could adversely affect our business, financial condition or results of operations.

Intellectual property infringement by us and by others may adversely impact our ability to innovate and compete

Our services or solutions could infringe intellectual property of others impacting our ability to deploy them with clients. There can be no assurance that services and solutions we utilize in our business or offer to clients do not infringe the intellection property rights of others. From time to time, we and members of our supply chain received assertions that our service offerings or technology infringes on the patents or other intellectual property rights of third parties. These claims could require us to cease activities or to incur expensive licensing costs or engage in costly litigation, which could adversely affect our business and results of operation.

Our intellectual property may not always receive favorable treatment from the United States Patent and Trademark Office, the European Patent Office or similar foreign intellectual property adjudication and registration agencies; and our “patent pending” intellectual property may not receive a patent or may be subject to prior art limitations. The lack of legal system sophistication in certain countries where we do business or lack of commitment to protection of intellectual property rights, may prevent us from being able to defend our intellectual property and related technology against infringement by others, leading to a material adverse effect on our business, results of operations and financial condition.

Our growth of our operations could strain our resources and cause our business to suffer

We plan to continue growing our business organically through aggressive expansion and sales efforts and through strategic acquisitions, while maintaining tight controls on our expenses and overhead. Lean overhead functions combined with focused growth may place a strain on our management systems, infrastructure and resources, resulting in internal control failures, missed opportunities and staff attrition which could impact our business and results of operations.

We might not be successful in indentifying, acquiring or integrating businesses in accordance with our strategy

We expect to continue pursuing acquisitions and joint ventures to enhance our service offerings and to expand into new markets. We may not be successful in identifying suitable acquisition targets or joint venture opportunities that fit our accretive acquisition strategy; or in executing the acquisitions at the right price point and risk allocation; or we may fail to achieve appropriate results of operation, once the acquisition is completed; or may be unable to efficiently integrate acquired businesses into our ongoing operations and retain key personnel and achieve the revenue and earnings we anticipated, causing us to incur additional costs to fund operations and to impair the assets recorded through our acquisitions. If we are unable to complete the number and kind of acquisitions and joint ventures that we planned or if we are unsuccessful in our acquisition integration efforts, we may not be able to achieve our planned growth rates or improve our market share, profitability, or competitive position in specific markets, which could have a material adverse effect on our returns on invested capital, our business and on the market value of our common stock.

Our Chairman and Chief Executive Officer controls majority of our stock and has control over all matters requiring action by our stockholders

Kenneth D. Tuchman, our Chairman and Chief Executive Officer, directly and beneficially owns approximately 62.5% of TeleTech’s common stock. As a result, Mr. Tuchman could exercise control over all matters requiring action by our stockholders, including the election of our entire Board of Directors. Therefore, a change in control of our company could not be effected without his approval.

Our results of operation and share price could be adversely affected if we are unable to maintain effective internal controls

Any internal and disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must consider the benefits of controls relative to their costs. Inherent limitations within a control system include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by individuals acting alone or in collusion with others to override controls. Accordingly, because of the inherent limitations in the design of a cost effective control system, misstatements due to error or fraud may occur and may not always be prevented or timely detected.

Our management is required to furnish a report regarding the effectiveness of TeleTech’s internal controls over financial reporting, including a statement as to whether or not our internal controls are effective. If we are unable to assert that our internal controls over financial reporting are effective now or in the future, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Continuing expansion of our service offerings into new areas subject our business to different operational risk than our tradition business process outsourcing business

We continue to expand our services and solutions into new business areas such as technology and analytics, focused customer care consulting and technology development and integration services. Expanding into new areas and providing services to new types of clients may expose us to additional operational and regulatory risks specific to these new areas. While our business process outsourcing contracts are usually long term arrangements, most consulting service contracts are short lived and require aggressive sales and contract renewal process; the services are usually paid based on milestone attainment that may be subject to subjective determination of achievement. Unless we clearly understand and manage special risks involved in providing technology and strategic consulting services, our business may be materially adversely affected impacting our results of operations and financial position.

The volatility of our stock price may result in loss of investment

Our share price has been and may continue to be subject to substantial fluctuation. We believe that market prices of outsourced customer care management services stock in general have experienced volatility and such volatility will affect our stock price. As we continue to diversify our service offerings to include growth, technology and strategic consulting, our stock price volatility may stabilize or it may be further impacted by stock price fluctuations in these new relevant industries. In addition to fluctuations specific to our industry and service offerings, we believe that various other factors such as general economic conditions, changes or volatility in the financial markets, and changing market condition for our clients could impact the valuation of our stock. The quarterly variations in our financial results, acquisition and divestiture announcements by us or our competitors, strategic partnerships and new service offering, our failure to meet our growth objectives or exceeding our targets, and securities analysts’ perception about our performance could cause the market price of our shares to fluctuate substantially in the future.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have not received written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2013 fiscal year that remain unresolved.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in Englewood, Colorado, which consists of approximately 264,000 square feet of owned office space. In addition to our headquarters and the delivery centers used by our Customer Management Services and Customer Growth Services segments discussed below, we also maintain sales and consulting offices in several countries around the world which serve our Customer Technology Services and Customer Strategy Services segments.

As of December 31, 2013 we operated 54 delivery centers that are classified as follows:

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

As of December 31, 2013, our delivery centers were located in the following countries:

	Multi-Client Centers	Dedicated Centers	Managed Centers	Total Number of Delivery Centers
Argentina	-	-	2	2
Australia	1	1	-	2
Brazil	2	-	-	2
Canada	1	-	1	2
Costa Rica	1	-	-	1
Germany	-	-	1	1
Ghana	1	-	-	1
Ireland	1	-	-	1
Mexico	3	-	-	3
New Zealand	1	-	-	1
Philippines	13	3	-	16
South Africa	-	-	1	1
United Kingdom	-	1	2	3
United States of America	9	5	4	18
Total	33	10	11	54

The leases for our delivery centers have remaining terms ranging from one to seven years and generally contain renewal options, with the exception of one center which we have subleased for the remainder of the lease term thru 2021. We believe that our existing delivery centers are suitable and adequate for our current operations, and we have plans to build additional centers to accommodate future business.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company has been involved in legal actions, both as plaintiff and defendant, which arise in the ordinary course of business. The Company accrues for exposures associated with such legal actions to the extent that losses are deemed both probable and estimable. To the extent specific reserves have not been made for certain legal proceedings, their ultimate outcome, and consequently, an estimate of possible loss, if any, cannot reasonably be determined at this time.

In 2009, the municipality of Sao Paolo, Brazil assessed our Brazilian subsidiary, TeleTech Brasil Servicos Ltda. (“TTEC Brasil”), a services tax on certain equipment rental income earned in 2004 and 2005. The case has been in litigation through various trial and appellate levels within the Brazilian legal system. Currently, the Sao Paolo municipality is appealing the decision in favor of TTEC Brasil at the Superior Court of Justice. Based on opinion of legal counsel in Brazil, TeleTech believes that the matter, after several further appeals, is likely to be resolved in TTEC Brasil’s favor during the course of 2014, and that payment of the services taxes is not probable. Based on the foregoing, TeleTech has not recorded an expense as of December 31, 2013 for the Sao Paolo services tax assessment.

In the fourth quarter of 2012, a class action complaint was filed in the State of California against a TeleTech subsidiary and Google Inc. (“Google”), as co-defendants. The action alleges that the defendants violated California Penal Code Section 632 by recording telephone calls made on behalf of Google to residents in California without disclosure. Pursuant to its contractual commitments, the Company has agreed to indemnify Google for costs and expenses related to the complaint. The ultimate outcome of this litigation, and an estimate of the possible loss, if any, cannot reasonably be determined at this time. Management believes that the loss, if any, is adequately insured as part of the Company’s insurance program.

Based on currently available information and advice received from counsel, the Company believes that the disposition or ultimate resolution of its legal proceedings, except as otherwise specifically reserved for in its financial statements, will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TTEC.” The following table sets forth the range of the high and low sales prices per share of the common stock for the quarters indicated as reported on the NASDAQ Global Select Market:

	High	Low
Fourth Quarter 2013	$27.07	$23.31
Third Quarter 2013	$25.79	$23.03
Second Quarter 2013	$24.84	$20.37
First Quarter 2013	$21.36	$17.53

Fourth Quarter 2012	$18.21	$15.30
Third Quarter 2012	$18.03	$15.50
Second Quarter 2012	$16.81	$14.04
First Quarter 2012	$18.23	$14.74

As of December 31, 2013, we had approximately 302 holders of record of our common stock. We have never declared or paid any dividends on our common stock and we do not expect to do so in the foreseeable future.

Stock Repurchase Program

We continue to return capital to our shareholders via an ongoing stock repurchase program (originally authorized by the Board of Directors in 2001). As of December 31, 2013, the cumulative authorized repurchase allowance was $587.3 million, of which we have purchased 39.7 million shares for $568.5 million.

Issuer Purchases of Equity Securities During the Fourth Quarter of 2013

The following table provides information about our repurchases of equity securities during the quarter ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands)
September 30, 2013				$23,800
October 1, 2013 - October 31, 2013	75,300	$24.93	75,300	$21,923
November 1, 2013 - November 30, 2013	15,400	$25.51	15,400	$21,530
December 1, 2013 - December 31, 2013	108,800	$24.22	108,800	$18,895
Total	199,500		199,500

In 2014, through February 19, 2014, we purchased 408,814 additional shares at a cost of $9.2 million. The stock repurchase program does not have an expiration date and the Board authorizes additional stock repurchases under the program from time to time. Effective February 19, 2014, approval for an additional $25 million of stock repurchases was authorized.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2013, the number of shares of our common stock to be issued upon exercise of outstanding options, RSUs, warrants and rights, the weighted-average exercise price of outstanding options, warrants and rights, and the number of securities available for future issuance under equity-based compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, RSUs, Warrants and Rights (a)		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	3,194,049	(1)	$13.43	(2)	1,713,152

Equity compensation plans not approved by security holders	-		$-		-

Total	3,194,049				1,713,152

(1)     Includes options to purchase 1,220,474 shares and 1,973,575 RSUs issued under our equity incentive plans.

(2)     Weighted average exercise price of outstanding stock options; excludes RSUs, which have no exercise price.

Stock Performance Graph

The graph depicted below compares the performance of TeleTech common stock with the performance of the NASDAQ Composite Index; the Russell 2000 Index; and customized peer group over the period beginning on December 31, 2008 and ending on December 31, 2013. We have chosen a “Peer Group” composed of Convergys Corporation (NYSE: CVG), Genpact Limited (NYSE: G), Sykes Enterprises, Incorporated (NASDAQ: SYKE) and Teleperformance (NYSE Euronext: RCF). We believe that the companies in the Peer Group are relevant to our current business model, market capitalization and position in the overall BPO industry.

The graph assumes that $100 was invested on December 31, 2008 in our common stock and in each comparison index, and that all dividends were reinvested. We have not declared any dividends on our common stock. Stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among TeleTech Holdings, Inc., The NASDAQ Composite Index,

The Russell 2000 Index, And A Peer Group

	December 31,
	2008	2009	2010	2011	2012	2013
TeleTech Holdings, Inc.	$100	$240	$247	$194	$213	$287
NASDAQ Composite	$100	$145	$171	$171	$200	$283
Russell 2000	$100	$127	$161	$155	$180	$250
Peer Group	$100	$152	$157	$138	$176	$240

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Tele Tech Holdings, Inc., the NASDAQ Composite Index, the Russell 2000 Index,
and a Peer Group

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright©2014 Russell Investment Group. All rights reserved.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the related notes appearing elsewhere in this Form 10-K (amounts in thousands except per share amounts).

	Year Ended December 31,
	2013		2012		2011		2010		2009
Statement of Operations Data
Revenue	$1,193,157	(1)	$1,162,981	(6)	$1,179,388	(10)	$1,094,906		$1,167,915
Cost of services	(846,631)		(834,803)		(848,362)		(789,697)		(820,517)
Selling, general and administrative	(193,423)		(182,634)		(188,802)		(165,812)		(180,039)
Depreciation and amortization	(46,064)		(41,166)		(44,889)		(50,218)		(56,991)
Other operating expenses	(5,640)	(2)	(25,833)	(7)	(3,881)	(11)	(15,434)	(14)	(9,659)	(17)
Income from operations	101,399		78,545		93,454		73,745		100,709
Other income (expense)	(9,330)	(3)	(4,683)		(1,900)		8,224	(15)	2,334
(Provision for) benefit from income taxes	(20,598)	(4)	61	(8)	(13,279)	(12)	(28,431)	(16)	(27,477)
Noncontrolling interest	(4,083)		(3,908)		(4,101)		(3,664)		(3,812)
Net income attributable to TeleTech stockholders	$67,388		$70,015		$74,174		$49,874		$71,754

Weighted average shares outstanding
Basic	51,338		54,738		56,669		60,361		62,891
Diluted	52,244		55,540		57,963		61,792		64,238

Net income per share attributable to TeleTech stockholders
Basic	$1.31		$1.28		$1.31		$0.83		$1.14
Diluted	$1.29		$1.26		$1.28		$0.81		$1.12

Balance Sheet Data
Total assets	$842,342	(5)	$847,173	(9)	$746,978	(13)	$660,623		$640,167
Total long-term liabilities	$175,564	(5)	$175,431	(9)	$106,720	(13)	$33,554		$38,300

(1)	Includes $48.7 million in revenue generated by WebMetro which was acquired in 2013 and TSG which was acquired on December 31, 2012.
(2)

Includes $4.1 million expense related to reductions in force, $0.3 million related to facilities exit charges, $0.1 million expense related to the impairment of property and equipment and $1.1 million expense related to the impact of intangible assets.

(3)	Includes $3.7 million charge related to the deconsolidation of a subsidiary and a $1.9 million charge related to a fair value adjustment to the contingent consideration for three of our acquisitions.
(4)

Includes a $1.8 million benefit related to restructuring charges, a $1.5 million benefit related to return to provision adjustments, and $1.8 million of expense related to valuation allowance increases.

(5)

The Company spent $8.9 million net of cash acquired of $6.4 million in 2013 for the acquisition of WebMetro. Upon acquisition of WebMetro, the Company acquired $27.5 million in assets and assumed $9.7 million in liabilities ($0.8 million in long-term liabilities). The Company also assumed a purchase price payable of $2.5 million related to this acquisition. Of the $2.5 million purchase price payable, $1.8 million was included in long-term liabilities.

(6)	Includes $8.9 million in revenue generated by OnState, iKnowtion and Guidon which were acquired in 2012.
(7)	Includes $22.5 million expense related to reductions in force, $0.4 million expense related to facilities exit charges, and $2.9 million expense related to the impairment of property and equipment.

(8)

Includes a $7.6 million benefit related to Australia and New Zealand Transfer Pricing Arrangements, a $1.4 million benefit from the release of uncertain tax positions, a $9.2 million benefit related to restructuring charges, a $1.9 benefit related to return to provision adjustments and $0.1 of expense related to other discrete items.

(9)

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

(10)	Includes $80.0 million in revenue generated by PRG and eLoyalty which were acquired in late 2010 and mid-2011, respectively.
(11)	Includes $3.6 million expense related to reductions in force, $0.1 million expense related to facilities exit charges, and $0.2 million expense related to the impairment of property and equipment.
(12)

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

(13)

The Company spent $38.0 million for the acquisition of eLoyalty through an increase in borrowings on its line of credit. Upon acquisition of eLoyalty, the Company acquired $64.1 million in assets and assumed $26.1 million in liabilities ($22.7 million in long-term liabilities).

(14)	Includes $13.1 million expense related to reductions in force, $0.4 million expense related to facility exit charges, and a $2.0 million expense related to the impairment of property and equipment.
(15)	Includes a $5.9 million gain due to the settlement of a Newgen legal claim.
(16)

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

(17)

Includes $5.5 million expense related to reductions in force, $0.6 million expense related to facility exit charges, $1.0 million benefit related to the revised estimates of facility exit charges, and a $4.6 million expense related to the impairment of property and equipment.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Executive Summary

TeleTech Holdings, Inc. (“TeleTech”, “the Company”, “we”, “our” or “us”) is a leading provider of customer strategy, analytics-driven and technology-enabled customer engagement management solutions with 41,000 employees delivering services across 24 countries from 54 delivery centers on five continents. Our revenue for fiscal 2013 was $1,193 million.

Founded in 1982, for over thirty years we have helped clients strengthen their customer relationships through strategy, innovation, technology, and process that provide exceptional customer engagement. The results are customer interactions that are more personalized, seamless, and relevant, and in turn improve our clients’ brand recognition and loyalty. Our end-to-end offering originates with the design of data-rich customer-centric strategies, which are then enabled by a suite of technologies and operations that allow for effective management and growth of the economic value of our clients’ customer relationships.

We continue to transform the Company by providing a distinct value proposition through our integrated customer engagement offerings. Our services are value-oriented, outcome-based, and delivered on a global scale across all of our business segments, including Customer Management Services (CMS), Customer Growth Services (CGS), Customer Technology Services (CTS), and Customer Strategy Services (CSS). Our integrated platform is an industry differentiator, one that unites strategic consulting, data analytics, process optimization, system design and integration, technology solutions and services, and operational excellence. This holistic approach increases customer outcomes, satisfaction and loyalty, improves operating effectiveness and efficiencies, and drives long-term growth and profitability for our clients.

We have developed industry expertise and serve more than 250 global clients in the automotive, communications, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel and transportation industries. We target customer-focused industry leaders in the Global 1000, companies that desire a partner that can quickly and globally scale a suite of integrated services.

To improve our competitive position in a rapidly changing market and stay strategically relevant to our clients, we continue to invest in innovation and growth businesses, diversifying our traditional business process outsourcing into high-margined analytics and technology-enabled services. Of the $1,193 million in revenue we reported in 2013, approximately 25% or $302.3 million came from customer-centric strategy, growth or technology-based services with the remainder coming from our traditional customer management services.

Our business is structured around four operating segments structured to execute on our strategy of expanding integrated customer engagement solutions.

Design – Customer Strategy Services

We typically begin by engaging our clients at a strategic level. Through our analytics-driven management consulting expertise we help our clients design and build their customer engagement strategies. We improve our clients’ ability to better understand and predict their customers’ behaviors and preferences along with their current and future economic value so that they can deploy resources to achieve the greatest return. Using proprietary analytic models, we provide the insight clients need to build the business case for customer centricity, to better optimize their marketing spend and then work alongside them to help implement our recommendations. A key component of this practice involves instilling a high performance culture through a lean management framework. This process optimization capability enables the client to align and cascade the recommended initiatives to ensure accountability and transparency for the ultimate achievement and sustainability of future results.

Enable – Customer Technology Services

Once the design of the customer engagement is completed, our ability to architect, deploy and host or manage the client’s customer management environments becomes a key enabler to achieving and sustaining the client’s customer engagement vision. Given the proliferation of mobile communication technologies and devices, we enable our clients’ operations to interact with their customers across the growing array of channels including email, social networks, mobile, web, SMS text, voice and chat. We design, implement and manage cloud, on-premise or hybrid customer management environments to deliver a consistent and superior experience across all touch points on a global scale that we believe result in higher quality, lower costs and reduced risk for our clients.

Manage – Customer Management Services

We redesign and manage clients’ front-to-back office processes to deliver just-in-time, personalized, multi-channel interactions. Our front-office solutions seamlessly integrate voice, chat, e-mail, ecommerce and social media to optimize the customer engagement for our clients. In addition, we manage certain back-office processes for our clients to enhance their ability to obtain a customer-centric view of their relationships and maximize operating efficiencies. Our delivery of integrated business processes via our onshore, offshore or work-from-home associates reduces operating costs and allows customer needs to be met more quickly and efficiently, resulting in higher satisfaction, brand loyalty and a stronger competitive position for our clients.

Grow – Customer Growth Services

We offer integrated sales and marketing solutions to help our clients boost revenue in new, fragmented or underpenetrated business-to-consumer or business-to-business markets. We deliver approximately $1 billion in client revenue annually via the acquisition, growth and retention of customers through a combination of our highly trained, client-dedicated sales professionals and our proprietary Revana Analytic Multichannel PlatformTM. This platform continuously aggregates individual customer information across all channels into one holistic view so as to ensure more relevant and personalized communications. These communications are dynamically triggered to send the right message to the right customer at the right time via their preferred communication channel. The ability of our sales associates to be backed by a highly scalable, technology-enabled platform that delivers smarter, more targeted digital marketing messages over email, social networks, mobile, web, SMS text, voice and chat results in higher conversion rates at a lower overall cost for our clients.

Based on the requirements of our clients, we provide our services both on an integrated cross-business and discrete basis.

See Note 3 to the Notes to the Consolidated Financial Statements for additional discussion regarding our segment information.

Our 2013 Financial Results

In 2013, our revenue increased 2.6% to $1,193 million over the 2012 year, despite a decrease of 1.0% or $12.1 million due to foreign currency fluctuations, primarily the Australian dollar. Revenue, adjusted for the $12.1 million decrease related to foreign exchange, $1.2 million of lost revenue due to a typhoon in the Philippines during the third quarter, and a $37.6 million decrease related to the exit of our business in Spain, increased by $81.1 million over the prior year. This increase was due to organic growth and revenue from recent acquisitions. Our 2013 income from operations increased 29.1% to $101.4 million or 8.5% of revenue, from $78.5 million or 6.8% of revenue in 2012. This increase is due to the benefits of increased capacity utilization, income from the recent acquisitions, organic revenue growth and the exit of our business in Spain which caused large restructuring expenses in the prior year. These were partially offset by $5.1 million negative impact from foreign currency fluctuations, $3.5 million additional amortization of intangibles related to the acquisitions, $0.8 million negative impact from the lost revenue from the typhoon, and investments in sales and research and development. Income from operations in 2013 included $4.4 million and $1.2 million of restructuring charges and asset impairments, respectively. Income from operations in 2012 included $22.9 million and $3.0 million of restructuring charges and impairments, respectively.

Our offshore delivery centers serve clients based in North America and in other countries. Our offshore delivery capacity spans five countries with 18,250 workstations and currently represents 63% of our global delivery capabilities. Revenue from services provided in these offshore locations was $490 million and represented 49% of our revenue for 2013, as compared to $506 million and 49% of our revenue for 2012, with both years excluding revenue from the five acquisitions.

Our cash flow from operations and available credit allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows. At December 31, 2013, we had $158.0 million of cash and cash equivalents, total debt of $109.8 million, and a total debt to total capitalization ratio of 18.8%.

We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of December 31, 2013, the overall capacity utilization in our multi-client centers was 83%. The table below presents workstation data for our multi-client centers as of December 31, 2013 and 2012. Dedicated and Managed Centers (4,550 and 2,545 workstations, at December 31, 2013 and 2012, respectively) are excluded from the workstation data as unused workstations in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	December 31, 2013			December 31, 2012
	Total Production Workstations	In Use	% In Use	Total Production Workstations	In Use	% In Use

Multi-client centers
Sites open >1 year	22,358	18,731	84%	23,403	18,602	79%
Sites open <1 year	2,028	1,417	70%	1,334	964	72%
Total multi-client centers	24,386	20,148	83%	24,737	19,566	79%

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

We use a three step process to assess the realizability of goodwill. The first step, Step 0, is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, we analyze changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there would be a significant decline to the fair value of a particular reporting unit. A qualitative assessment also includes analyzing the excess fair value of a reporting unit over its carrying value from impairment assessments performed in previous years. If the qualitative assessment indicates a stable or improved fair value, no further testing is required.

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

We estimate fair value using discounted cash flows of the reporting units. The most significant assumptions used in these analyses are those made in estimating future cash flows. In estimating future cash flows, we use financial assumptions in our internal forecasting model such as projected capacity utilization, projected changes in the prices we charge for our services, projected labor costs, as well as contract negotiation status. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate. We use a discount rate we consider appropriate for the country where the business unit is providing services. As of December 1, 2013, the Company’s assessment of goodwill impairment indicated that for all reporting units, the fair values of the Company’s reporting units were substantially in excess of their estimated carrying values, and therefore goodwill in these reporting units was not impaired.

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

Derivatives

We enter into foreign exchange forward and option contracts to reduce our exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. We enter into interest rate swaps to reduce our exposure to interest rate fluctuations associated with our variable rate debt. Upon proper qualification, these contracts are accounted for as cash flow hedges under current accounting standards. From time-to-time, we also enter into foreign exchange forward contracts to hedge our net investment in a foreign operation.

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

Interest Expense

Interest expense includes interest expense, amortization of debt issuance costs associated with our Credit Facility, and the accretion of deferred payments associated with our acquisitions.

Other Income

The main components of other income are miscellaneous income not directly related to our operating activities, such as foreign exchange gains.

Other Expenses

The main components of other expenses are expenditures not directly related to our operating activities, such as foreign exchange losses.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (amounts in thousands):

	Year Ended December 31,
	2013		2012		2011
Net cash provided by operating activities	$137,979		$106,920		$113,799

Less: Purchases of property, plant and equipment	50,364	(1)	40,543	(1)	38,310	(1)
Free cash flow	$87,615		$66,377		$75,489

(1)        Purchases of property, plant and equipment for the years ended December 31, 2013, 2012, and 2011 are net of proceeds from a government grant of zero, $0.1 million, and $0.4 million, respectively.

We discuss factors affecting free cash flow between periods in the “Liquidity and Capital Resources” section below.

RESULTS OF OPERATIONS

Year Ended December 31, 2013 Compared to December 31, 2012

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the years ended December 31, 2013 and 2012 (amounts in thousands). All inter–company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Year Ended December 31,
	2013	2012	$ Change	% Change
Revenue	$890,883	$923,774	$(32,891)	-3.6%
Operating Income	75,689	60,271	15,418	25.6%
Operating Margin	8.5%	6.5%

The change in revenue for the Customer Management Services segment was attributable to a $68.5 million net increase in client programs offset by program completions of $52.2 million. Revenue was further impacted by a $10.4 million reduction due to foreign currency fluctuations, primarily the Australian dollar, a $37.6 million reduction related to the exit of our business in Spain, and $1.2 million in lost revenue due to a typhoon in the third quarter of 2013.

The operating income as a percentage of revenue increased to 8.5% in 2013 as compared to 6.5% in 2012. This increase in margin was primarily due to the improvement in utilization of our capacity, exit of our business in Spain as described above and the reduction of restructuring expenses noted below. These increases were offset by a $6.6 million adverse impact from foreign currency fluctuations and a $0.8 million negative impact due to lost revenue from a typhoon. During 2013 and 2012, we recorded $4.2 million and $8.2 million, respectively, in restructuring and impairment charges in various locations to better align our capacity and workforce with current business needs. In addition, during 2012, we recorded $15.1 million in restructuring charges and $0.4 million in impairment charges as a result of our decision to exit Spain. These items were offset during 2012 in part by a $4.6 million accrual release for salaries expense due to an authoritative ruling in Spain related to the legally required cost of living adjustments for our employees’ salaries.

Customer Growth Services

	Year Ended December 31,
	2013	2012	$ Change	% Change
Revenue	$100,996	$100,772	$224	0.2%
Operating Income	3,024	2,258	766	33.9%
Operating Margin	3.0%	2.2%

The change in revenue for the Customer Growth Services segment was due to the combination of net increase in client programs and the acquisition of WebMetro in August 2013 of $20.0 million in an aggregate amount, offset by program completions of $19.8 million.

The operating income as a percentage of revenue increased to 3.0% in 2013 as compared to 2.2% in 2012. Increases in income were primarily driven by a $1.8 million charge related to the impairment of the trade-name intangible asset due to the rebranding of our Direct Alliance subsidiary to Revana during the first quarter of 2012. There were also operational improvements and a shift in program mix to additional outcome-based higher margin programs. These increases were offset by net declines in client volumes, changes in pricing, the cost of ramping multiple clients and increases in amortization expense related to WebMetro. Included in the operating income was amortization related to acquired intangibles of $1.5 million and $0.7 million for the year ended December 31, 2013 and 2012, respectively.

Customer Technology Services

	Year Ended December 31,
	2013	2012	$ Change	% Change
Revenue	$152,485	$96,848	$55,637	57.4%
Operating Income	19,965	15,714	4,251	27.1%
Operating Margin	13.1%	16.2%

The increase in revenue for the Customer Technology Services segment was related to organic growth for eLoyalty in consulting and managed services and the acquisition of TSG on December 31, 2012.

The operating income as a percentage of revenue decreased to 13.1% in 2013 as compared to 16.2% in 2012. This decrease was related to investments to integrate TSG, increases in sales and marketing expenses, and a $2.6 million increase in amortization expense related to TSG. Included in the operating income was amortization related to acquired intangibles of $4.1 million and $1.8 million for the year ended December 31, 2013 and 2012, respectively.

Customer Strategy Services

	Year Ended December 31,
	2013	2012	$ Change	% Change
Revenue	$48,793	$41,587	$7,206	17.3%
Operating Income	2,721	302	2,419	801.0%
Operating Margin	5.6%	0.7%

The increase in revenue for the Customer Strategy Services segment was related to a combination of growth in operational consulting, analytics and learning innovations revenue, and the acquisitions of iKnowtion, LLC (“iKnowtion”) and Guidon Performance Solutions (“Guidon”) during 2012.

The operating income as a percentage of revenue increased to 5.6% in the 2013 as compared to 0.7% in 2012. This increase was related to the full integration of the businesses comprising the Customer Strategy Services segment, including their leadership, consultants, the services portfolio and infrastructure, and a consolidation of their geographies and personnel realignment. This integration allowed for additional revenue to be generated as well as cost savings based on the realignment.  The increase also included the impairment charges of $1.1 million recorded as a result of decreased revenues resulting from the deconsolidation of a subsidiary in the second quarter of 2013 (see Notes 24 and 6 of the Notes to the Consolidated Financial Statements for further details). Included in the operating income was amortization expense related to acquired intangibles of $1.6 million and $1.2 million for the year ended December 31, 2013 and 2012, respectively.

Interest Income (Expense)

For 2013 and 2012, interest income decreased to $2.6 million in 2013 from $3.0 million in 2012. Interest expense increased to $7.5 million during 2013 from $6.7 million for the comparable period in 2012, due to higher average borrowings on our credit facility and additional accretion of deferred acquisition costs.

Other Income (Expense), Net

Included in the year ended December 31, 2013, was a $3.7 million charge related to the deconsolidation of a subsidiary (see Note 24 of the Notes to the Consolidated Financial Statements for further details). Also included was a $1.9 million charge related to a fair value adjustment of the contingent consideration for three of our acquisitions (see Note 6 of the Notes to the Consolidated Financial Statements for further details).

Income Taxes

The reported effective tax rate for 2013 was 22.4% as compared to (0.1)% for 2012. The effective tax rate for 2013 was impacted by earnings in international jurisdictions currently under an income tax holiday, a $1.8 million benefit related to restructuring charges, a $1.5 million benefit related to return to provision adjustments, and $1.8 million of expenses related to changes in valuation allowance. Without these items our effective tax rate for the year ended December 31, 2013 would have been 21.5%. In the year ended December 31, 2012, our effective tax rate would have been 19.9% without a $7.6 million tax benefit related to Australia and New Zealand transfer pricing, a $1.4 million benefit from the release of uncertain tax positions, a $9.2 million benefit related to restructuring charges, a $1.9 million benefit related to return to provision adjustments and $0.1 million of expense related to other discrete items.

Year Ended December 31, 2012 Compared to 2011

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

Customer Management Services

	Year Ended December 31,
	2012	2011	$ Change	% Change
Revenue	$923,774	$983,627	$(59,853)	-6.1%
Operating Income	60,271	71,945	(11,674)	-16.2%
Operating Margin	6.5%	7.3%

The change in revenue for the Customer Management Services segment was attributable to a $50.9 million net increase in client programs offset by program completions of $33.5 million. Revenue was further impacted by a $13.1 million reduction due to foreign currency fluctuations and a $64.2 million reduction related to the exit of our business in Spain.

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

Customer Growth Services

	Year Ended December 31,
	2012	2011	$ Change	% Change
Revenue	$100,772	$95,629	$5,143	5.4%
Operating Income	2,258	6,387	(4,129)	-64.6%
Operating Margin	2.2%	6.7%

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

Customer Technology Services

	Year Ended December 31,
	2012	2011	$ Change	% Change
Revenue	$96,848	$66,978	$29,870	44.6%
Operating Income	15,714	13,652	2,062	15.1%
Operating Margin	16.2%	20.4%

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

Customer Strategy Services

	Year Ended December 31,
	2012	2011	$ Change	% Change
Revenue	$41,587	$33,154	$8,433	25.4%
Operating Income	302	1,470	(1,168)	-79.5%
Operating Margin	0.7%	4.4%

The increase in revenue for the Customer Strategy Services segment was due to an $8.9 million increase due to the acquisition of iKnowtion and Guidon and a $0.5 million net increase in consulting revenue partially offset by a $1.0 million adverse impact from foreign currency fluctuations.

The operating income as a percentage of revenue decreased to 0.7% in 2012 as compared to 4.4% in 2011. This decrease was related to an increased investment in geographic expansion, additional amortization expense for the customer relationship assets of iKnowtion and Guidon and negative changes in foreign currency translation, offset partially by the acquisitions of iKnowtion and Guidon.

Other Income (Expense)

For 2012, interest income decreased slightly to $3.0 million from $3.1 million in 2011. Interest expense increased to $6.7 million during 2012 from $5.1 million during 2011. This increase was due to a higher outstanding balance on our credit facility and additional expense related to the interest rate swap arrangements.

Income Taxes

The reported effective tax rate for 2012 was (0.1)% as compared to 14.5% for 2011. The effective tax rate for 2012 was impacted by earnings in international jurisdictions currently under an income tax holiday, a $7.6 million tax benefit related to Australia and New Zealand transfer pricing, a $1.4 million benefit from the release of uncertain tax positions, a $9.2 million benefit related to restructuring charges, a $1.9 million benefit related to return to provision adjustments and $0.1 million of expense related to other discrete items. Without these items our effective tax rate for the year ended December 31, 2012 would have been 19.9%. In the year ended December 31, 2011, our effective tax rate would have been 19.7% without a $8.7 million expense related to the adverse decision by the Canada Revenue Agency regarding our request for relief from double taxation, a $11.7 million benefit related to our mediated settlement with the IRS related to U.S. tax refund claims, a $1.4 million benefit related to the foreign earnings repatriation and a $0.3 million benefit related to other discrete items.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Agreement, dated June 3, 2013 (the “Credit Agreement”). During the year ended December 31, 2013, we generated positive operating cash flows of $138.0 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

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

We primarily utilize our Credit Agreement to fund working capital, general operations, stock repurchases and other strategic activities, such as the acquisitions described in Note 2 of the Notes to Consolidated Financial Statements. As of December 31, 2013 and 2012, we had borrowings of $100.0 million and $108.0 million, respectively, under our Credit Agreement, and our average daily utilization was $238.1 million and $154.5 million for the years ended December 31, 2013 and 2012, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $3.5 million, our remaining borrowing capacity was $596.5 million as of December 31, 2013. As of December 31, 2013, we were in compliance with all covenants and conditions under our Credit Agreement.

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

The following discussion highlights our cash flow activities during the years ended December 31, 2013, 2012, and 2011.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $158.0 million and $164.5 million as of December 31, 2013 and 2012, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, and expand our infrastructure, and for investment in research and development, strategic acquisitions and the purchase of our outstanding stock.

Cash Flows from Operating Activities

For the years 2013, 2012 and 2011 we reported net cash flows provided by operating activities of $138.0 million, $106.9 million and $113.8 million, respectively. The increase of $31.1 million from 2012 to 2013 was primarily due to a $20.3 million decrease in cash spent on prepaid and other assets, a $13.8 million decrease in payments made for operating expenses, a $9.2 million increase in cash from net income and a $6.9 million increase in cash collected from accounts receivable. This increase was offset against a $19.1 million decrease in cash prepayments from customers. The net decrease of $6.9 million from 2011 to 2012 was primarily due to incremental cash paid of $29.3 million for prepaid and other assets and a decrease in cash from net income of $1.1 million offset by increases in prepayments from customers of $18.7 million, increases in cash collected from accounts receivable of $6.2 million, and an increase of $1.4 million in payments made for operating expenses.

Cash Flows from Investing Activities

For the years 2013, 2012 and 2011, we reported net cash flows used in investing activities of $59.5 million, $80.9 million and $86.9 million, respectively. The net decrease in cash used from investing activities from 2012 to 2013 was primarily due to the $31.7 million decrease in acquisition related spending offset by a $10.3 million increase in net spend on capital expenditures. The net decrease in cash used from investing activities from 2011 to 2012 was primarily due to the $8.0 million decrease in acquisition related spending offset by a $2.0 million increase in capital expenditures.

Cash Flows from Financing Activities

For the years 2013, 2012 and 2011, we reported net cash flows (used in) provided by financing activities of $(70.7) million, $(35.0) million and $15.9 million, respectively. The change from 2012 to 2013 was due to a decrease in net borrowings on our line of credit of $52.0 million, a decrease in proceeds received from other debt of $4.3 million and an increase in dividends paid to noncontrolling interests of $2.3 million. This increase in cash used in financing activities was offset against a decrease in cash used to repurchase common stock of $24.7 million. The change from 2011 to 2012 was due to a decrease in net borrowings on our line of credit of $20.0 million, an increase in cash used to repurchase common stock of $17.6 million and a decrease in cash received from the exercise of stock options of $13.4 million.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” above for the definition of free cash flow) was $87.6 million, $66.4 million and $75.5 million for the years 2013, 2012 and 2011, respectively. The increase from 2012 to 2013 resulted primarily from the $31.1 million increase in cash flow from operating activities offset by a $9.8 million increase in capital expenditures, net of grant monies received. The decrease from 2011 to 2012 resulted primarily from the $6.9 million decrease in cash flow from operating activities and a $2.2 million increase in capital expenditures, net of grant monies received

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of December 31, 2013 are summarized as follows (amounts in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total

Credit Facility(1)	$3,244	$6,042	$103,271	$-	$112,557

Equipment financing arrangements	31	-	-	-	31

Contingent consideration	9,217	13,619	-	-	22,836

Purchase obligations	16,902	21,241	-	-	38,143

Operating lease commitments	31,218	43,497	22,307	4,647	101,669

Other debt	4,698	4,037	976	-	9,711

Total	$65,310	$88,436	$126,554	$4,647	$284,947

(1)	Includes estimated interest payments based on the weighted-average interest rate, unused commitment fees, current interest rate swap arrangements, and outstanding debt as of December 31, 2013.

•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.

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

Purchase Obligations

Occasionally we contract with certain of our communications clients to provide us with telecommunication services. These clients currently represent approximately 17% of our total annual revenue. We believe these contracts are negotiated on an arm’s-length basis and may be negotiated at different times and with different legal entities.

Future Capital Requirements

We expect total capital expenditures in 2014 to be within the range of $55 to $65 million. Approximately 70% of these expected capital expenditures are to support growth in our business and 30% relate to the maintenance of existing assets. The anticipated level of 2014 capital expenditures is primarily driven by new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technological infrastructure.

We may consider restructurings, dispositions, mergers, acquisitions and other similar transactions. Such transactions could include the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures or the incurrence, assumption, or refinancing of indebtedness and could be material to the consolidated financial condition and consolidated results of our operations. Our capital expenditures requirements could also increase materially in the event of acquisition or joint ventures. In addition, as of December 31, 2013, we were authorized to purchase an additional $18.9 million of common stock under our stock repurchase program (see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this Form 10-K). The stock repurchase program does not have an expiration date.

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

We primarily utilize our credit facilities to fund working capital, general operations, stock repurchases, acquisitions, and other strategic activities. As of December 31, 2013 and 2012, we had borrowings of $100.0 million and $108.0 million, respectively, under the Credit Agreement. During 2013, 2012 and 2011, borrowings accrued interest at an average rate of approximately 1.4%, 1.6%, and 1.6% per annum, respectively, excluding unused commitment fees. Our daily average borrowings during 2013, 2012 and 2011 were $238.1 million, $154.5 million and $112.4 million, respectively. Availability was $596.5 million as of December 31, 2013, reduced from $700.0 million by the outstanding borrowing and by $3.5 million in issued letters of credit; and $388.2 million as of December 31, 2012, reduced from $500.0 million by the outstanding borrowing and by $3.8 million in issued letters of credit.

From time-to-time, we may have unsecured, uncommitted bank lines of credit to support working capital for a few foreign subsidiaries. As of December 31, 2013 and 2012, we had no foreign loans outstanding.

Client Concentration

During 2013, one of our clients represented 12% of our total annual revenue. Our five largest clients accounted for 40%, 39% and 37% of our annual revenue for the years ended December 31, 2013, 2012 and 2011, respectively. We have long-term relationships with our top five clients, ranging from seven to 18 years, with the majority of these clients having completed multiple contract renewals with TeleTech. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

The contracts with our five largest clients expire between 2014 and 2016. Additionally, a particular client may have multiple contracts with different expiration dates. We have historically renewed most of our contracts with our largest clients, but there can be no assurance that future contracts will be renewed or, if renewed, will be on terms as favorable as the existing contracts.

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

Interest Rate Risk

We entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of December 31, 2013, we had $100.0 million of outstanding borrowings under the Credit Agreement. Based upon average daily outstanding borrowings during the years ended December 31, 2013 and 2012, interest accrued at a rate of approximately 1.4% and 1.6% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points during the quarter, there would not have been a material impact to our consolidated financial position or results of operations.

The Company’s interest rate swap arrangements as of December 31, 2013 and 2012 were as follows:

	Notional Amount	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date
As of December 31, 2013	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
and 2012	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Foreign Currency Risk

Our subsidiaries in Argentina, Canada, Costa Rica, Mexico, and the Philippines use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the years ended December 31, 2013, 2012 and 2011, revenue associated with this foreign exchange risk was 32%, 37% and 34% of our consolidated revenue, respectively.

The following summarizes relative (weakening) strengthening of local currencies that are relevant to our business:

	Year Ended December 31,
	2013	2012	2011

Canadian Dollar vs. U.S. Dollar	(7.3)%	2.3%	(2.0)%
Philippine Peso vs. U.S. Dollar	(7.6)%	6.4%	(0.1)%
Argentina Peso vs. U.S. Dollar	(32.2)%	(14.0)%	(8.3)%
Mexican Peso vs. U.S. Dollar	(0.3)%	7.0%	(13.0)%
Australian Dollar vs. U.S. Dollar	(16.9)%	1.9%	0.1%
Euro vs. U.S. Dollar	4.0%	2.0%	(2.3)%
Philippine Peso vs. Australian Dollar	7.9%	6.4%	(0.2)%

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

Our cash flow hedging instruments as of December 31, 2013 and 2012 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

As of December 31, 2013	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in 2014	Contracts Maturing Through
Canadian Dollar	7,500	$7,336		80.0%	June 2015
Philippine Peso	17,355,000	404,638	(1)	40.7%	September 2018
Mexican Peso	2,305,500	166,132		31.2%	October 2018
British Pound Sterling	1,200	1,853	(2)	100.0%	June 2014
New Zealand Dollars	150	117		100.0%	March 2014
		$580,076

As of December 31, 2012	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	7,750	$7,407
Philippine Peso	11,710,000	271,970	(1)
Mexican Peso	1,320,500	94,530
British Pound Sterling	3,518	5,575	(2)
New Zealand Dollars	398	300
		$379,782

(1)              Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on  December 31, 2013 and December 31, 2012.

(2)             Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on December 31, 2013 and December 31, 2012.

The fair value of our cash flow hedges at December 31, 2013 was (assets/(liabilities)) (amounts in thousands):

	December 31,	Maturing in
	2013	2014
Canadian Dollar	$(313)	$(272)
Philippine Peso	(13,414)	(3,346)
Mexican Peso	2,104	2,264
British Pound Sterling	133	133
New Zealand Dollar	5	5
	$(11,485)	$(1,216)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The decrease in fair value from December 31, 2012 largely reflects a broad strengthening in the U.S. dollar.

We recorded net gains of $8.0 million, $4.6 million, and $9.3 million for settled cash flow hedge contracts and the related premiums for the years ended December 31, 2013, 2012, and 2011, respectively. These gains were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income. If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Note 9 in the accompanying Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the years ended 2013 and 2012, approximately 22% and 25%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in debt or equity securities as of December 31, 2013 or 2012.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of TeleTech’s disclosure controls and procedures (as required by Rule 13a-15(b) and 15d-15(b) under the “Exchange Act”) as of December 31, 2013. Based on that evaluation, the principal executive officer and the principal financial officer of TeleTech have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide such reasonable assurance.

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

Our management has conducted an assessment of its internal control over financial reporting as of December 31, 2013 as required by Section 404 of the Sarbanes-Oxley Act. Management’s report on our internal control over financial reporting is included below. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of our internal control over financial reporting is included on page F-2. Management has concluded that internal control over financial reporting is effective as of December 31, 2013.

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

In connection with the preparation of this Form 10-K, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has also been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included in “Part II – Item 8 – Financial Statements and Supplementary Data.”

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our 2014 Definitive Proxy Statement on Schedule 14A (the “2014 Proxy Statement”) regarding our executive officers under the heading “Information Regarding Executive Officers” is incorporated herein by reference. We have both a Code of Ethical Conduct for Executive and Financial Managers and a Code of Conduct. The Code of Ethical Conduct for Executive and Financial Officers applies to our Chief Executive Officer, Chief Financial Officer, presidents of our business segments, Controller, Treasurer, the General Counsel, Chief Audit executive, senior financial officers of each operating segment and other persons performing similar functions. The Code of Conduct applies to all directors, officers, employees and members of our supply chain (as applicable). Both the Code of Ethical Conduct for Executive and Financial Officers and the Code of Conduct are posted on our website at www.teletech.com on the Corporate Governance page. We will post on our website any amendments to or waivers of the Code of Ethical Conduct for Executive and Financial Officers and our Code of Conduct, in accordance with applicable laws and regulations. There have been no material changes to the procedures by which stockholders may recommend nominees to the board of directors. The remaining information called for by this Item 10 is incorporated by reference herein from the discussions under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Audit Committee” and “Code of Conduct and Committee Charters” in our 2014 Proxy Statement and is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

The information in our 2014 Proxy Statement set forth under the captions “Executive Compensation” and “Compensation Committee Report” is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information in our 2014 Proxy Statement set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

The information in our 2014 Proxy Statement set forth under the captions “Information Regarding the Board and Committees Thereof” and “Certain Relationships and Related Party Transactions” is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information in our 2014 Proxy Statement set forth under the caption “Principal Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

10.04

TeleTech Holdings, Inc. Amended and Restated 1999 Stock Option and Incentive Plan (incorporated by reference as Exhibit 10.04 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2012)**

10.05	Amendment to 1999 Stock Option and Incentive Plan dated February 11, 2009 (incorporated by reference as Exhibit 10.05 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.06	TeleTech Holdings, Inc. 2010 Equity Incentive Plan (incorporated by reference as Appendix A to TeleTech’s Definitive Proxy Statement, filed April 12, 2010)**

10.07	TeleTech Holdings, Inc. Stock Plan, as amended and restated (incorporated by reference as Exhibit 10.7 to TeleTech’s Form S-1 Registration Statement

Exhibit No.	Description
(Registration No. 333-04097) filed on May 20, 1996)**

10.08

TeleTech Holdings, Inc. Directors Stock Option Plan, as amended and restated (incorporated by reference as Exhibit 10.8 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)**

10.20	Form of Non-Qualified Stock Option Agreement (below Vice President) (incorporated by reference as Exhibit 10.06 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**

10.21	Form of Non-Qualified Stock Option Agreement (Vice President and above) (incorporated by reference as Exhibit 10.07 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**

10.22	Form of Restricted Stock Unit Agreement (effective in 2009) (incorporated by reference as Exhibit 10.1 TeleTech’s Current Report on Form 8-K filed on February 17, 2009)**

10.23	Form of Amendment to Restricted Stock Unit Agreement (incorporated by reference as Exhibit 10.2 to TeleTech’s Current Report on Form 8-K filed on February 22, 2010)**

10.24	Form of Restricted Stock Unit Agreement (incorporated by reference as Exhibit 10.3 to TeleTech’s Current Report on Form 8-K filed on February 22, 2010)**

10.25

Form of Restricted Stock Unit Agreement (Section 16 Officers) (incorporated by reference as Exhibit 4.3 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-167300) filed on June 3, 2010)**

10.26

Form of Restricted Stock Unit Agreement (Non-Section 16 Employees) (incorporated by reference as Exhibit 4.4 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-167300) filed on June 3, 2010)**

10.27

Form of Independent Director Restricted Stock Unit Agreement (incorporated by reference as Exhibit 4.5 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-167300) filed on June 3, 2010)**

10.28	Form of Global Restricted Stock Unit Agreement (Operating Committee Member) (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on May 1, 2013)**

10.29	Form of Global Restricted Stock Unit Agreement (Non-Operating Committee Member) (incorporated by reference as Exhibit 10.2 to TeleTech’s Current Report on Form 8-K filed on May 1, 2013)**

10.30	Form of Non-Qualified Stock Option Agreement (Non-Employee Director) (incorporated by reference as Exhibit 10.08 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**

10.31	Independent Director Compensation Arrangements (effective May 21, 2009) (incorporated by reference as Exhibit 10.1 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)**

10.32	Form of Indemnification Agreement with Directors (incorporated by reference as Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on February 22, 2010)**

10.40

Employment Agreement between Kenneth D. Tuchman and TeleTech dated October 15, 2001 (incorporated by reference as Exhibit 10.68 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)**

10.41

Amendment to Employment Agreement between Kenneth D. Tuchman and TeleTech dated December 31, 2008 (incorporated by reference as Exhibit 10.17 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.42	Amendment dated September 17, 2008 to Stock Option Agreement between Kenneth D. Tuchman and TeleTech (incorporated by reference as Exhibit 10.19

Exhibit No.	Description
to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.50

Employment Agreement between James E. Barlett and TeleTech dated October 15, 2001 (incorporated by reference as Exhibit 10.66 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)**

10.52

Amendment to Employment Agreement between James E. Barlett and TeleTech dated December 31, 2008 (incorporated by reference as Exhibit 10.13 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.53

Amendment dated September 17, 2008 to Stock Option Agreement between James E. Barlett and TeleTech (incorporated by reference as Exhibit 10.15 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.54

Second Amendment, dated as of April 19, 2011, to TeleTech Holdings, Inc. Restricted Stock Unit Agreement by and between TeleTech Holdings, Inc. and James E. Barlett dated June 22, 2007  (incorporated by reference as Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed April 22, 2011)**

10.60

Employment Agreement between Regina Paolillo and TeleTech Holdings, Inc. effective as of November 3, 2011 (incorporated by reference as Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed October 27, 2011)**

10.62

Restricted Stock Unit Agreement dated as of November 15, 2011 between TeleTech Holdings, Inc. and Regina Paolillo (RSU Performance Agreement) (incorporated by reference as Exhibit 10.2 to TeleTech’s Current Report on Form 8-K/A filed November 21, 2011)**

10.63

Non-Qualified Stock Option Agreement dated as of November 15, 2011 between TeleTech Holdings, Inc. and Regina Paolillo (Option Agreement)(incorporated by reference as Exhibit 10.3 to TeleTech’s Current Report on Form 8-K/A filed November 21, 2011)**

10.70

Employment Agreement between Brian Shepherd and TeleTech Services Corporation effective as of January 28, 2013 (incorporated by reference as Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed January 23, 2013)**

10.80

Employment Agreement between Keith Gallacher and TeleTech Services Corporation effective as of June 3, 2013 (incorporated by reference as Exhibit 10.2 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)**

10.90

Amended and Restated Credit Agreement, dated as of June 3, 2013, among TeleTech Holdings, Inc., the foreign borrowers party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and Fronting Lender, KeyBank National Association, Bank of America, N.A., BBVA Compass, and HSBC Bank USA, National Association, each as Documentation Agent and Wells Fargo Securities, LLC, KeyBank National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BBVA Compass and HSBC Bank USA, National Association, as Joint Lead Arrangers (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on June 7, 2013)

21.1*	List of subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Directors Power of Attorney

31.1*	Rule 13a-14(a) Certification of CEO of TeleTech

31.2*	Rule 13a-14(a) Certification of CFO of TeleTech

32.1*	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Exhibit No.	Description

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.
***

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (ii) Consolidated Balance Sheets as of December 31, 2013 and 2012, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (v) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized on February 27, 2014.

TELETECH HOLDINGS, INC.

By:	/s/ KENNETH D. TUCHMAN
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2014, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

*	PRINCIPAL EXECUTIVE OFFICER
Kenneth D. Tuchman	Chief Executive Officer and Chairman of the Board

*	PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
Regina M. Paolillo	Chief Financial Officer

*	DIRECTOR
James E. Barlett

*	DIRECTOR
Gregory Conley

*	DIRECTOR
Robert Frerichs

*	DIRECTOR
Shrikant Mehta

*	DIRECTOR
Anjan Mukherjee

*	DIRECTOR
Robert M. Tarola

*	DIRECTOR
Tracy L. Bahl

* By	/s/ Regina M. Paolillo	pursuant to a Power of Attorney attached as Exhibit 24.1

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS OF TELETECH HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

TeleTech Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of TeleTech Holdings, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 27, 2014

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands except share amounts)

	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$158,017	$164,485
Accounts receivable, net	236,099	251,206
Prepaids and other current assets	52,332	58,702
Deferred tax assets, net	11,905	14,169
Income tax receivable	11,198	14,982
Total current assets	469,551	503,544

Long-term assets
Property, plant and equipment, net	126,719	112,276
Goodwill	102,743	98,241
Contract acquisition costs, net	1,642	1,860
Deferred tax assets, net	42,791	36,324
Other intangible assets, net	54,812	54,461
Other long-term assets	44,084	44,924
Total long-term assets	372,791	348,086
Total assets	$842,342	$851,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$32,031	$23,494
Accrued employee compensation and benefits	80,130	71,621
Other accrued expenses	31,659	30,581
Income tax payable	6,066	12,650
Deferred tax liabilities, net	590	341
Deferred revenue	28,799	26,892
Other current liabilities	11,512	7,351
Total current liabilities	190,787	172,930

Long-term liabilities
Line of credit	100,000	108,000
Deferred tax liabilities, net	2,281	3,029
Deferred rent	9,635	8,589
Other long-term liabilities	63,648	58,745
Total long-term liabilities	175,564	178,363
Total liabilities	366,351	351,293

Commitments and contingencies (Note 15)

Mandatorily redeemable noncontrolling interest	2,509	1,067

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of December 31, 2013 and 2012	-	-
Common stock; $.01 par value; 150,000,000 shares authorized; 50,352,881 and 52,288,567 shares outstanding as of December 31, 2013 and 2012, respectively	503	522
Additional paid-in capital	356,381	350,714
Treasury stock at cost: 31,699,372 and 29,763,686 shares as of December 31, 2013 and 2012, respectively	(477,399)	(428,716)
Accumulated other comprehensive income (loss)	(20,586)	22,981
Retained earnings	606,502	540,791
Noncontrolling interest	8,081	12,978
Total stockholders’ equity	473,482	499,270
Total liabilities and stockholders’ equity	$842,342	$851,630

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Amounts in thousands except per share amounts)

	Year Ended December 31,
	2013	2012	2011

Revenue	$1,193,157	$1,162,981	$1,179,388

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	846,631	834,803	848,362
Selling, general and administrative	193,423	182,634	188,802
Depreciation and amortization	46,064	41,166	44,889
Restructuring charges, net	4,435	22,875	3,651
Impairment losses	1,205	2,958	230
Total operating expenses	1,091,758	1,084,436	1,085,934

Income from operations	101,399	78,545	93,454

Other income (expense)
Interest income	2,560	2,978	3,064
Interest expense	(7,513)	(6,696)	(5,118)
Loss on deconsolidation of subsidiary	(3,655)	-	-
Other income (expense), net	(722)	(965)	154
Total other income (expense)	(9,330)	(4,683)	(1,900)

Income before income taxes	92,069	73,862	91,554

(Provision for) benefit from income taxes	(20,598)	61	(13,279)

Net income	71,471	73,923	78,275

Net income attributable to noncontrolling interest	(4,083)	(3,908)	(4,101)

Net income attributable to TeleTech stockholders	$67,388	$70,015	$74,174

Other comprehensive income (loss)
Net income	$71,471	$73,923	$78,275
Foreign currency translation adjustments	(26,342)	12,648	(12,596)
Derivative valuation, gross	(29,465)	25,266	(21,337)
Derivative valuation, tax effect	11,554	(9,855)	8,395
Other, net of tax	598	527	(655)
Total other comprehensive income (loss)	(43,655)	28,586	(26,193)
Total comprehensive income	27,816	102,509	52,082

Comprehensive income attributable to noncontrolling interest	(3,995)	(4,039)	(3,716)

Comprehensive income attributable to TeleTech stockholders	$23,821	$98,470	$48,366

Weighted average shares outstanding
Basic	51,338	54,738	56,669
Diluted	52,244	55,540	57,963

Net income per share attributable to TeleTech stockholders
Basic	$1.31	$1.28	$1.31
Diluted	$1.29	$1.26	$1.28

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

	Stockholders’ Equity of the Company

							Accumulated
	Preferred Stock		Common Stock				Other
					Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity

Balance as of December 31, 2010	-	$-	57,875	$579	$(322,946)	$349,157	$20,334	$396,602	$11,092	$454,818

Net income	-	-	-	-	-	-	-	74,174	4,101	78,275

Dividends distributed to noncontrolling interest	-	-	-	-	-	-	-	-	(3,548)	(3,548)

Foreign currency translation adjustments	-	-	-	-	-	-	(12,211)	-	(385)	(12,596)

Derivatives valuation, net of tax	-	-	-	-	-	-	(12,942)	-	-	(12,942)

Vesting of restricted stock units	-	-	561	5	7,706	(13,104)	-	-	-	(5,393)

Exercise of stock options	-	-	1,564	15	21,633	(6,886)	-	-	-	14,762

Excess tax benefit from equity-based awards	-	-	-	-	-	5,363	-	-	-	5,363

Equity-based compensation expense	-	-	-	-	-	15,856	-	-	-	15,856

Purchases of common stock	-	-	(3,365)	(33)	(63,660)	-	-	-	-	(63,693)

Other	-	-	-	-	-	-	(655)	-	-	(655)

Balance as of December 31, 2011	-	$-	56,635	$566	$(357,267)	$350,386	$(5,474)	$470,776	$11,260	$470,247

Net income	-	-	-	-	-	-	-	70,015	3,908	73,923

Acquisition of noncontrolling interest	-	-	-	-	-	-	-	-	941	941

Dividends distributed to noncontrolling interest	-	-	-	-	-	-	-	-	(2,205)	(2,205)

Transfer of noncontrolling interest to mandatorily redeemable noncontrolling interest	-	-	-	-	-	-	-	-	(1,067)	(1,067)

Foreign currency translation adjustments	-	-	-	-	-	-	12,517	-	131	12,648

Derivatives valuation, net of tax	-	-	-	-	-	-	15,411	-	-	15,411

Vesting of restricted stock units	-	-	575	5	8,041	(12,626)	-	-	-	(4,580)

Exercise of stock options	-	-	121	1	1,703	(330)	-	-	-	1,374

Excess tax benefit from equity-based awards	-	-	-	-	-	(1)	-	-	-	(1)

Equity-based compensation expense	-	-	-	-	-	13,285	-	-	10	13,295

Purchases of common stock			(5,043)	(50)	(81,193)	-	-	-	-	(81,243)

Other	-	-	-	-	-	-	527	-	-	527

Balance as of December 31, 2012	-	$-	52,288	$522	$(428,716)	$350,714	$22,981	$540,791	$12,978	$499,270

Net income	-	-	-	-	-	-	-	67,388	3,601	70,989
Dividends distributed to noncontrolling interest	-	-	-	-	-	-	-	-	(4,183)	(4,183)
Purchases of outstanding noncontrolling interest	-	-	-	-	-	3,715	-	-	(4,140)	(425)

Adjustments to redemption value of mandatorily redeemable noncontrolling interest	-	-	-	-	-	-	-	(1,677)	-	(1,677)
Deconsolidation of a subsidiary	-	-	-	-	-	-	-	-	(121)	(121)
Foreign currency translation adjustments	-	-	-	-	-	-	(26,254)	-	(88)	(26,342)
Derivatives valuation, net of tax	-	-	-	-	-	-	(17,911)	-	-	(17,911)
Vesting of restricted stock units	-	-	455	5	6,530	(11,509)	-	-	-	(4,974)
Exercise of stock options	-	-	91	1	1,294	(433)	-	-	-	862
Excess tax benefit from equity-based awards	-	-	-	-	-	787	-	-	-	787
Equity-based compensation expense	-	-	-	-	-	13,107	-	-	34	13,141
Purchases of common stock	-	-	(2,481)	(25)	(56,507)	-	-	-	-	(56,532)

Other	-	-	-	-	-	-	598	-	-	598

Balance as of December 31, 2013	-	$-	50,353	$503	$(477,399)	$356,381	$(20,586)	$606,502	$8,081	$473,482

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$71,471	$73,923	$78,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,064	41,166	44,889
Amortization of contract acquisition costs	1,160	1,017	1,680
Amortization of debt issuance costs	659	808	589
Imputed interest expense and fair value adjustments to contingent consideration	3,300	904	544
Provision for doubtful accounts	695	368	363
Loss (gain) on disposal of assets	-	305	(415)
Impairment losses	1,205	2,958	230
Deferred income taxes	6,892	2,354	1,658
Excess tax benefit from equity-based awards	(1,343)	(462)	(6,491)
Equity-based compensation expense	13,234	13,376	15,856
Loss on foreign currency derivatives	234	414	1,073
Loss on deconsolidation of subsidiary, net of cash of $897, zero and zero, respectively	2,758	-	-
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	7,291	400	(5,789)
Prepaids and other assets	(5,374)	(25,664)	3,578
Accounts payable and accrued expenses	(2,549)	(16,301)	(16,502)
Deferred revenue and other liabilities	(7,718)	11,354	(5,739)
Net cash provided by operating activities	137,979	106,920	113,799
Cash flows from investing activities
Proceeds from grant for property, plant and equipment	-	110	357
Proceeds from sale of long-lived assets	-	450	2,034
Purchases of property, plant and equipment, net of acquisitions	(50,364)	(40,653)	(38,667)
Payment for contract acquisition costs	-	-	(1,758)
Deposit on pending acquisition	-	-	(3,026)
Acquisitions, net of cash acquired of $6,423, $3,744 and $14, respectively	(9,166)	(40,839)	(45,871)
Net cash used in investing activities	(59,530)	(80,932)	(86,931)
Cash flows from financing activities
Proceeds from line of credit	1,533,550	1,179,850	678,200
Payments on line of credit	(1,541,550)	(1,135,850)	(614,200)
Proceeds from other debt	3,709	8,014	-
Payments on other debt	(5,789)	(4,900)	(2,099)
Dividends paid to noncontrolling interest	(4,455)	(2,205)	(3,548)
Proceeds from exercise of stock options	862	1,374	14,762
Excess tax benefit from equity-based awards	1,343	462	6,491
Purchase of treasury stock	(56,532)	(81,243)	(63,693)
Payments of debt issuance costs	(1,800)	(467)	(22)
Net cash (used in) provided by financing activities	(70,662)	(34,965)	15,891
Effect of exchange rate changes on cash and cash equivalents	(14,255)	17,091	(5,773)
(Decrease) increase in cash and cash equivalents	(6,468)	8,114	36,986
Cash and cash equivalents, beginning of period	164,485	156,371	119,385
Cash and cash equivalents, end of period	$158,017	$164,485	$156,371
Supplemental disclosures
Cash paid for interest	$4,220	$4,412	$4,013
Cash paid for income taxes	$16,757	$16,388	$24,336
Non-cash investing and financing activities
Purchases of equipment through financing agreements	$-	$6,100	$-
Acquisition of equipment through increase in accounts payable	$2,762	$-	$-
Landlord incentives credited to deferred rent	$1,016	$1,723	$-
Contract acquisition costs credited to accounts receivable	$1,000	$-	$-
Grant income credited to property, plant and equipment	$-	$-	$110
Recognition of asset retirement obligations	$-	$-	$278

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(1)                                 OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

TeleTech Holdings, Inc. and its subsidiaries (“TeleTech” or the “Company”) is a geographically diverse global provider of technology-enabled, fully-integrated customer engagement management solutions for Global 1000 clients and their customers. A global provider of analytics-driven, technology-enabled business process outsourcing, technology integration, consulting and customer management, and hosted and managed technology services. TeleTech’s 41,000 employees serve clients in the automotive, communication, financial services, government, healthcare, logistics, media and entertainment, retail, technology, transportation and travel industries via operations in the U.S., Argentina, Australia, Belgium, Brazil, Canada, Costa Rica, France, Germany, Ghana, Ireland, Israel, Italy, Lebanon, Mexico, New Zealand, the Philippines, Singapore, South Africa, Spain, Thailand, Turkey, the United Arab Emirates, and the United Kingdom.

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TeleTech, its wholly owned subsidiaries, its 55% equity owned subsidiary Percepta, LLC, its 80% interest in iKnowtion, LLC, and its 80% interest in Peppers & Rogers Group through the third quarter of 2013 when the final 20% interest was repurchased (see additional information in Note 2). All intercompany balances and transactions have been eliminated in consolidation.

Certain amounts for 2012 have been reclassified in the Consolidated Financial Statements to conform to the 2013 presentation.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates including those related to derivatives and hedging activities, income taxes including the valuation allowance for deferred tax assets, self-insurance reserves, litigation reserves, restructuring reserves, allowance for doubtful accounts, and valuation of goodwill, long-lived and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions. In the year ended December 31, 2012, the Company recorded a change in estimate which resulted in a decrease of $4.6 million to employee related expenses in connection with an authoritative ruling in Spain related to the legally required cost of living adjustment for employees’ salaries for the year 2010, 2011 and 2012.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers all cash and highly liquid short-term investments with an original maturity of 90 days or less to be cash equivalents. The Company manages a centralized global treasury function in the United States with a focus on concentrating and safeguarding its global cash and cash equivalents. While the majority of the Company’s cash is held offshore, the Company prefers to hold U.S. Dollars in addition to the local currencies of the foreign subsidiaries. The Company believes that it has effectively mitigated and managed its risk relating to its global cash through its cash management practices, banking partners, and utilization of diversified, high quality investments. However, the Company can provide no assurances that it will not sustain losses.

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

Software Development Costs

The Company capitalizes costs incurred to acquire or develop software for internal use. Capitalized software development costs are amortized using the straight-line method over the estimated useful life equal to the lesser of the license term or 4 years. The amortization expense is recorded in Depreciation and amortization in the accompanying Consolidated Statements of Comprehensive Income.

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

If a qualitative assessment indicates that a significant decline to fair value of a reporting unit is more likely than not, or if a reporting unit’s fair value has historically been closer to its carrying value, the Company will proceed to Step 1 testing where the Company calculates the fair value of a reporting unit. If Step 1 indicates that the carrying value of a reporting unit is in excess of its fair value, the Company will proceed to Step 2 where the fair value of the reporting unit will be allocated to assets and liabilities as they would in a business combination. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value calculated in Step 2.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Other Intangible Assets

The Company has other intangible assets that include customer relationships (definite-lived) and trade names (indefinite-lived). Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to 11 years. The Company evaluates the carrying value of its definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An asset is considered to be impaired when the forecasted undiscounted cash flows of its asset group are estimated to be less than its carrying value.

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

(2)                                 ACQUISITIONS

WebMetro

In the third quarter of 2013, the Company acquired 100% of the stock of WebMetro. WebMetro is a digital marketing agency that provides online direct marketing services. WebMetro has offices in San Dimas and Los Angeles, California and Modiin, Israel and has approximately 90 employees.

The total purchase price was $17.8 million, and the total up-front cash consideration paid was $15.3 million, inclusive of a working capital adjustment equivalent to any acquired working capital from WebMetro against an agreed working capital level as defined in the stock purchase agreement.

The Company is also obligated to make earn-out payments over the next two years if WebMetro achieves specified earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets, as defined by the stock purchase agreement. The fair value of the contingent payments was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 5.3% and expected future value of payments of $2.6 million. The $2.6 million of expected future payments was calculated using a bell curve probability weighted EBITDA assessment with the highest probability associated with WebMetro achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent payments was approximately $2.5 million. As of December 31, 2013, the fair value of the contingent consideration was $2.7 million, of which $1.1 million and $1.6 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively. The fair value is higher than the fair value recorded on the acquisition date because WebMetro exceeded expected earnings for the first year of the earn-out. The assumptions used for the retained earn-out periods are still consistent with the assumptions used during the original valuation.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands). The estimates of fair value of identifiable assets acquired and liabilities assumed, are preliminary, pending completion of a valuation, thus are subject to revisions that may result in adjustments to the values presented below:

Preliminary Estimate of Acquisition Date Fair Value
Cash	$6,423
Accounts receivable	3,692
Other assets	215
Property, plant and equipment	887
Deferred tax assets, net	785
Customer relationships	6,120
Software	3,700
Goodwill	5,689
27,511

Accounts payable	7,232
Accrued expenses	422
Customer deposits	1,316
Capital lease obligation	444
Other	274
9,688

Total purchase price	$17,823

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

Peppers & Rogers Group

In the third quarter of 2013, the Company acquired the remaining 20% interest in Peppers & Rogers Group (“PRG”) for $425 thousand. The buy-out accelerated TeleTech’s rights pursuant to the sale and purchase agreement to acquire the remaining portion of the business in 2015. All future earn-out payment entitlements tied to the PRG’s performance as a part of TeleTech’s Customer Strategy Services segment have been extinguished with this transaction.

Other Acquisitions

OnState

In the first quarter of 2012, the Company entered into an asset purchase agreement with OnState Communications Corporation (“OnState”) to acquire 100% of its assets and assume certain of its liabilities for total cash consideration of $3.3 million. OnState provides hosted business process outsourcing solutions to a variety of small businesses.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

As of December 31, 2013, the Company paid $3.1 million towards the purchase price. The remaining purchase price of $0.2 million will be paid out once the potential for covered losses has expired per the purchase agreement, which is expected to be in early 2014. The remaining purchase price of $0.2 million was included within Other accrued expenses in the accompanying Consolidated Balance Sheets as of December 31, 2013.

The software acquired will be amortized over four years beginning in December 2013 which is when the software was placed into service. The goodwill recognized from the OnState acquisition is primarily attributable to the synergies resulting from incorporating the acquired software into the Company’s current technology platforms in addition to the acquisition of the employees who developed the acquired software. Since this acquisition is an asset acquisition for tax purposes, the goodwill and software are deductible over their respective tax lives. The acquired goodwill of OnState is reported within the Customer Technology Services segment from the date of acquisition.

iKnowtion

In the first quarter of 2012, the Company acquired an 80% interest in iKnowtion, LLC (“iKnowtion”).  iKnowtion integrates proven marketing analytics methodologies and business consulting capabilities to help clients improve their return on marketing expenditures in such areas as demand generation, share of wallet, and channel mix optimization.

The total cash consideration paid was $1.2 million.

The Company is also obligated to make earn-out payments over the next four years if iKnowtion achieves specified earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets, as defined by the purchase and sale agreement. The fair value of the contingent payments was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 21% and expected future value of payments of $4.3 million. The $4.3 million of expected future payments was calculated using a probability weighted EBITDA assessment with higher probability associated with iKnowtion achieving the maximum EBITDA targets. As of the acquisition date, the fair value of the contingent payments was approximately $2.9 million. As of December 31, 2013, $1.1 million of contingent consideration has been paid and the fair value of the remaining contingent consideration was $3.5 million, of which $1.4 million and $2.1 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively.

In the event iKnowtion meets certain EBITDA targets for calendar year 2015, the purchase and sale agreement requires TeleTech to purchase the remaining 20% interest in iKnowtion in 2016 for an amount equal to a multiple of iKnowtion’s 2015 EBITDA as defined in the purchase and sale agreement. These terms represent a contingent redemption feature. As of December 31, 2012, the Company determined that it was probable that the contingency around the contingent redemption feature would be achieved; therefore, the Company classified the noncontrolling interest associated with iKnowtion to mezzanine equity. Refer to Note 17 for more information related to the mandatorily redeemable noncontrolling interest.

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

Guidon

In the fourth quarter of 2012, the Company acquired 100% of the stock of Guidon Performance Solutions’ (“Guidon”) parent company. Guidon provides operational consulting services and designs solutions for operational and cultural transformation for global clients.

The total cash consideration paid was $5.7 million.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company is also obligated to make earn-out payments over the next two years if Guidon achieves specified EBITDA targets as defined in the stock purchase agreement. The fair value of the contingent payments was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions included in the fair value calculation include a discount rate of 21% and expected future value of payments of $2.8 million. The $2.8 million of expected future payments was calculated using a probability weighted EBITDA assessment with higher probability associated with Guidon achieving the maximum EBITDA targets. As of the acquisition date, the fair value of the contingent payments was approximately $2.1 million. As of December 31, 2013, the fair value of the contingent consideration was $2.6 million, of which $1.4 million and $1.2 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively.

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

TSG

In the fourth quarter of 2012, the Company acquired a 100% interest in Technology Solutions Group, Inc. (“TSG”). TSG designs and implements custom communications systems for a variety of business types and sizes.

The total purchase price was $44.5 million and the up-front cash consideration paid was $33.3 million.

The Company is also obligated to make earn-out payments over three years if TSG achieves specified EBITDA targets, as defined by the stock purchase agreement. The fair value of the contingent payments was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions included in the fair value calculation include a discount rate of 4.6% and expected future value of payments of $12.2 million. The $12.2 million of expected future payments was calculated using a bell curve probability weighted EBITDA assessment with the highest probability associated with TSG achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent payments was approximately $11.1 million. As of December 31, 2013 the fair value of the contingent consideration was $12.9 million of which $5.3 million and $7.6 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively. The fair value is higher than the fair value recorded on the acquisition date because TSG exceeded expected earnings for the first year of its earn-out. The assumptions used for the remaining earn-out periods were evaluated at December 31, 2013 and are still consistent with the assumptions used during the original valuation.

In 2013, the Company finalized the purchase accounting for TSG and made a measurement period adjustment to the fair value of certain assets acquired and liabilities assumed at the date of acquisition. The effect of these adjustments on the preliminary purchase price allocation recorded at December 31, 2012 was an increase to Goodwill of $3.6 million, an increase to noncurrent Deferred tax assets, net of $0.9 million, an increase to Other accrued expenses of $1.5 million and an increase to Other noncurrent liabilities of $2.0 million.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following summarizes the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Acquisition Date Fair Value
Cash	$1,995
Accounts receivable	4,871
Prepaid assets - cost deferrals	3,665
Other assets	1,886
Property, plant and equipment	583
Deferred tax assets, net	895
Customer relationships	15,300
Noncompete agreements	2,300
Trade name	1,100
Consulting services backlog	800
Goodwill	22,983
56,378

Accounts payable	3,091
Accrued expenses	1,539
Deferred revenue	7,295
11,925

Total purchase price	$44,453

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

eLoyalty

In the second quarter of 2011, the Company acquired certain assets and assumed certain liabilities of eLoyalty Corporation (“eLoyalty”), related to the Integrated Contract Solutions (“ICS”) business unit, and the eLoyalty trade name. ICS generates revenue in three ways: (i) managed services that support and maintain clients’ customer service center environment over the long-term; (ii) consulting services that assist the customer in implementation and integration of a customer service center solution; and (iii) product resale through the sale of third party software and hardware. The customer relationship intangible asset is being amortized over 11 years. The operating results of eLoyalty are reported within the Customer Technology Services segment from the date of acquisition.

The acquired businesses noted above contributed revenues of $164.5 million, $92.5 million and $47.9 million and income from operations of $15.3 million, $3.9 million and $4.3 million, inclusive of $5.7 million, $2.1 million and $1.8 million of acquired intangible amortization, to the Company for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The following tables present certain financial data by segment (amounts in thousands):

Year Ended December 31, 2013

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income from Operations
Customer Management Services	$892,145	$(1,262)	$890,883	$33,884	$75,689
Customer Growth Services	100,996	-	100,996	4,127	3,024
Customer Technology Services	152,769	(284)	152,485	6,201	19,965
Customer Strategy Services	49,643	(850)	48,793	1,852	2,721
Total	$1,195,553	$(2,396)	$1,193,157	$46,064	$101,399

Year Ended December 31, 2012

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income from Operations
Customer Management Services	$923,774	$-	$923,774	$32,714	$60,271
Customer Growth Services	100,846	(74)	100,772	3,904	2,258
Customer Technology Services	101,430	(4,582)	96,848	3,026	15,714
Customer Strategy Services	43,358	(1,771)	41,587	1,522	302
Total	$1,169,408	$(6,427)	$1,162,981	$41,166	$78,545

Year Ended December 31, 2011

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income from Operations
Customer Management Services	$983,627	$-	$983,627	$37,561	$71,945
Customer Growth Services	95,629	-	95,629	3,714	6,387
Customer Technology Services	68,333	(1,355)	66,978	2,515	13,652
Customer Strategy Services	33,154	-	33,154	1,099	1,470
Total	$1,180,743	$(1,355)	$1,179,388	$44,889	$93,454

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

	As of and for the Year Ended December 31,
	2013	2012	2011
Capital Expenditures
Customer Management Services	$40,007	$32,736	$33,931
Customer Growth Services	3,421	3,983	2,346
Customer Technology Services	6,450	3,390	1,842
Customer Strategy Services	486	544	548
Total	$50,364	$40,653	$38,667

Total Assets
Customer Management Services	$554,015	$588,627	$567,852
Customer Growth Services	86,416	54,164	56,038
Customer Technology Services	157,040	152,500	78,823
Customer Strategy Services	44,871	56,339	44,265
Total	$842,342	$851,630	$746,978

Goodwill
Customer Management Services	$19,819	$20,288	$20,594
Customer Growth Services	30,128	24,439	24,439
Customer Technology Services	42,709	42,153	18,516
Customer Strategy Services	10,087	11,361	7,295
Total	$102,743	$98,241	$70,844

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following tables present certain financial data based upon the geographic location where the services are provided (amounts in thousands):

	As of and for the
	Year Ended December 31,
	2013	2012	2011

Revenue
United States	$556,239	$474,236	$405,424
Philippines	354,942	334,541	336,710
Latin America	176,906	188,071	206,986
Europe / Middle East / Africa	72,644	111,304	161,782
Asia Pacific	18,489	17,652	17,300
Canada	13,937	37,177	51,186
Total	$1,193,157	$1,162,981	$1,179,388

Property, plant and equipment, gross
United States	$337,311	$311,904	$280,469
Philippines	101,123	107,676	100,048
Latin America	75,618	70,915	81,070
Europe / Middle East / Africa	12,311	8,767	20,186
Asia Pacific	28,195	29,884	27,630
Canada	20,941	25,908	25,788
Total	$575,499	$555,054	$535,191

Other long-term assets
United States	$33,249	$34,118	$21,050
Philippines	4,408	4,124	3,852
Latin America	5,299	4,696	1,048
Europe / Middle East / Africa	311	887	848
Asia Pacific	779	1,004	1,466
Canada	38	95	212
Total	$44,084	$44,924	$28,476

(4)                                 ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENTS

Accounts receivable, net in the accompanying Consolidated Balance Sheets consists of the following (amounts in thousands):

	December 31,
	2013	2012
Accounts receivable	$239,914	$254,841
Less: Allowance for doubtful accounts	(3,815)	(3,635)
Accounts receivable, net	$236,099	$251,206

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Activity in the Company’s Allowance for doubtful accounts consists of the following (amounts in thousands):

	December 31,

	2013	2012	2011
Balance, beginning of year	$3,635	$3,559	$6,306
Provision for doubtful accounts	695	368	363
Uncollectible receivables written-off	(315)	(209)	(2,868)
Effect of foreign currency	(200)	(83)	(242)
Balance, end of year	$3,815	$3,635	$3,559

Significant Clients

The Company had one client that contributed in excess of 10% of total revenue in the years ended December 31, 2013 and 2012. This client operates in the communications industry and is included in the Customer Management Services segment. The Company did not have any clients that contributed in excess of 10% of total revenue in the year ended 2011. The revenue from this client as a percentage of total revenue was as follows:

	Year Ended December 31,

	2013	2012	2011

Telecommunications client	12%	10%	9%

Accounts receivable from this client was as follows (amounts in thousands):

	Year Ended December 31,

	2013	2012	2011

Telecommunications client	$24,120	$25,471	$19,093

The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs periodic credit evaluations of its clients and maintains allowances for uncollectible accounts and may require pre-payment for services. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk exists as of December 31, 2013.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(5)        PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (amounts in thousands):

	December 31,
	2013	2012
Land and buildings	$38,833	$38,833
Computer equipment and software	297,567	279,129
Telephone equipment	39,238	42,914
Furniture and fixtures	50,638	50,322
Leasehold improvements	148,890	143,051
Motor vehicles	188	355
Construction-in-progress and other	145	450
Property, plant and equipment, gross	575,499	555,054
Less: Accumulated depreciation and amortization	(448,780)	(442,778)
Property, plant and equipment, net	$126,719	$112,276

Depreciation and amortization expense for property, plant and equipment was $38.7 million, $37.4 million and $40.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Included in computer equipment and software in the table above, the Company had $2.4 million and $3.5 million of unamortized Software Development Costs as of December 31, 2013 and 2012, respectively.

(6)        GOODWILL

Goodwill consisted of the following (amounts in thousands):

	December 31, 2012	Acquisitions / Adjustments	Impairments	Deconsolidation of Subsidiary	Effect of Foreign Currency	December 31, 2013

Customer Management Services	$20,288	$-	$-	$-	$(469)	$19,819
Customer Growth Services	24,439	5,689	-	-	-	30,128
Customer Technology Services	42,153	478	-	-	78	42,709
Customer Strategy Services	11,361	-	-	(1,274)	-	10,087
Total	$98,241	$6,167	$-	$(1,274)	$(391)	$102,743

	December 31, 2011	Acquisitions / Adjustments	Impairments	Deconsolidation of Subsidiary	Effect of Foreign Currency	December 31, 2012

Customer Management Services	$20,594	$-	$-	$-	$(306)	$20,288
Customer Growth Services	24,439	-	-	-	-	24,439
Customer Technology Services	18,516	23,637	-	-	-	42,153
Customer Strategy Services	7,295	4,066	-	-	-	11,361
Total	$70,844	$27,703	$-	$-	$(306)	$98,241

Impairment

The Company performs a goodwill impairment test on at least an annual basis. The Company conducts its annual goodwill impairment test during the fourth quarter, or more frequently, if indicators of impairment exist. As discussed in Note 1 the Company first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If an entity determines that as a result of the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required. As part of this initial assessment, the Company also completes a fair value assessment of each reporting unit using a market based valuation approach. The reason that this fair value assessment is completed is to reconcile the aggregate fair values of the Company’s reporting units to the Company’s market capitalization. The calculation of fair value using a market based approach may also serve as an additional indicator of impairment when completing the qualitative assessment.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company has nine reporting units with goodwill. The Company performed a qualitative assessment of goodwill for eight of its reporting units in the fourth quarter 2013. Of these eight reporting units, five reporting units were substantially in excess of its estimated carrying value as of the most recent quantitative analysis of goodwill impairment performed at various times between the fourth quarter of 2010 and the second quarter of 2013. The remaining three reporting units were substantially in excess of its estimated carrying value since the reporting units’ acquisition dates, which ranged from May 2011 to August 2013. There have been no triggering events or changes in circumstances since the quantitative analysis or acquisition dates to indicate that the fair value of any of these reporting units would be less than their carrying amount. In assessing the qualitative factors of the eight reporting units, the Company considered factors including but not limited to, economic, market and industry conditions, cost factors, changes in business strategy, earnings multiples, and budgeted-to-actual performance of revenue and gross margin from prior year and/or from the date of acquisition. Based on this assessment, the Company concluded that it was more likely than not that the fair value of each of the eight reporting units exceeded its carrying value. As such, it was not necessary to perform a quantitative impairment analysis, and the Company concluded that these reporting units were not impaired as of December 31, 2013 and 2012.

For the Company’s remaining reporting unit, a quantitative assessment was performed. The quantitative assessment of goodwill includes comparing a reporting unit’s calculated fair value to its carrying value. The fair value for this reporting unit was calculated using an asset based approach since the reporting unit is in the development stage and consists primarily of acquired and developed software. The calculation of fair value using an asset based approach requires significant judgments including the rate of obsolescence for similar technology and the discount rate associated with the risks inherent in investing in new technology. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment. As of December 31, 2013, the Company concluded that the fair value of this reporting unit using an asset based approach was substantially in excess of its carrying value and the goodwill was not impaired.

(7)        CONTRACT ACQUISITION COSTS

Contract acquisition costs, net consisted of the following (amounts in thousands):

	December 31,
	2013	2012

Contract acquisition costs, gross	$5,278	$4,278
Less: Accumulated amortization	(3,636)	(2,418)
Contract acquisition costs, net	$1,642	$1,860

Amortization of contract acquisition costs recorded as a reduction to Revenue was $1.2 million, $1.0 million and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Expected future amortization of contract acquisition costs as of December 31, 2013 is as follows (amounts in thousands):

2014	$767
2015	431
2016	222
2017	222
Total	$1,642

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(8)        OTHER INTANGIBLE ASSETS

Other intangible assets which are included in Other long-term assets in the accompanying Consolidated Balance Sheets consisted of the following (amounts in thousands):

	December 31, 2012	Amortization and Impairment	Acquisitions	Effect of Foreign Currency	December 31, 2013
Customer relationships, gross	$46,171	$—	5,920	(1,261)	$50,830
Customer relationships - accumulated amortization	(8,588)	(5,343)	—	384	(13,547)
Other intangible assets, gross	8,021	—	3,600	13	11,634
Other intangible assets - accumulated amortization	(1,943)	(1,875)	—	—	(3,818)
Trade name - indefinite life	10,800	(1,087)	—	—	9,713
Other intangible assets, net	$54,461	$(8,305)	$9,520	$(864)	$54,812

	December 31, 2011	Amortization and Impairment	Acquisitions	Effect of Foreign Currency	December 31, 2012
Customer relationships, gross	$26,753	$—	$19,390	$28	$46,171
Customer relationships - accumulated amortization	(5,951)	(3,015)	—	378	(8,588)
Other intangible assets, gross	2,600	—	5,300	121	8,021
Other intangible assets - accumulated amortization	(1,225)	(718)	—	—	(1,943)
Trade name - indefinite life	11,500	(1,800)	1,100	—	10,800
Other intangible assets, net	$33,677	$(5,533)	$25,790	$527	$54,461

Customer relationships are being amortized over the remaining weighted average useful life of 9.2 years and other intangible assets are being amortized over the remaining weighted average useful life of 3.8 years. Amortization expense related to intangible assets was $7.2 million, $3.7 million and $3.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Expected future amortization of other intangible assets as of December 31, 2013 is as follows (amounts in thousands):

2014	$8,310
2015	7,790
2016	7,425
2017	6,223
2018	4,338
Thereafter	11,013
Total	$45,099

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

In connection with the reorganization of the Customer Strategy Services segment an interim impairment analysis was completed during the second quarter of 2013. The indefinite-lived intangible asset evaluated for impairment consisted of the PRG trade name. The Company calculated the fair value of the trade name using a relief from royalty method based on forecasted revenues sold under the trade name using significant inputs not observable in the market (Level 3 inputs). The valuation assumptions included an estimated royalty rate of 6.0%, a discount rate specific to the trade name of 38.0% and a perpetuity growth rate of 7.0%. Based on the calculated fair value of $5.3 million, the Company recorded impairment expense of $1.1 million in the three months ended June 30, 2013. The Company reevaluated the PRG trade name for impairment as of December 31, 2013. The Company used the same method to fair value the PRG trade name and similar inputs described above. The forecasted revenues used to fair value the PRG trade name changed resulting in a fair value of $5.7 million. This fair value is approximately 7% higher than the book value of $5.3 million. As a result, the Company will continue to evaluate the PRG trade name for impairment going forward.

Definite-lived long-lived assets consisted of fixed assets and an intangible asset related to the PRG customer relationships. The Company determined that the undiscounted future cash flows would be sufficient to cover the net book value of all definite-lived long-lived assets upon reorganization of the Customer Strategy Services segment and as of December 31, 2013.

(9)        DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange and interest rate related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Interest rate derivatives consist of interest rate swaps to reduce the Company’s exposure to interest rate fluctuations associated with its variable rate debt. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets consider, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of December 31, 2013, the Company had not experienced, nor did it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands and net of tax):

	Year Ended December 31,
	2013	2012	2011

Aggregate unrealized net gain/(loss) at beginning of year	$9,559	$(5,852)	$7,090
Add: Net gain/(loss) from change in fair value of cash flow hedges	(13,721)	17,748	(7,362)
Less: Net (gain)/loss reclassified to earnings from effective hedges	(4,190)	(2,337)	(5,580)
Aggregate unrealized net gain/(loss) at end of year	$(8,352)	$9,559	$(5,852)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company’s foreign exchange cash flow hedging instruments as of December 31, 2013 and 2012 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts unless noted otherwise.

As of December 31, 2013	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in 2014	Contracts Maturing Through
Canadian Dollar	7,500	$7,336		80.0%	June 2015
Philippine Peso	17,355,000	404,638	(1)	40.7%	September 2018
Mexican Peso	2,305,500	166,132		31.2%	October 2018
British Pound Sterling	1,200	1,853	(2)	100.0%	June 2014
New Zealand Dollars	150	117		100.0%	March 2014
		$580,076

As of December 31, 2012	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	7,750	$7,407
Philippine Peso	11,710,000	271,970	(1)
Mexican Peso	1,320,500	94,530
British Pound Sterling	3,518	5,575	(2)
New Zealand Dollars	398	300
		$379,782

(1)             Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on  December 31, 2013 and December 31, 2012.

(2)             Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on December 31, 2013 and December 31, 2012.

The Company’s interest rate swap arrangements as of December 31, 2013 and 2012 were as follows:

	Notional Amount	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date
As of December 31, 2013	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
and 2012	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
$40 million

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of December 31, 2013 and 2012, the total notional amount of the Company’s forward contracts used as fair value hedges was $204.5 million and $189.3 million, respectively.

Embedded Derivatives

In addition to hedging activities, the Company’s foreign subsidiary in Argentina was party to U.S. dollar denominated lease contracts which the Company determined contain embedded derivatives. As such, the Company bifurcated the embedded derivatives features of the lease contracts and valued these features as foreign currency derivatives. As of December 31, 2013 and 2012, the fair value of the embedded derivatives was $0.1 million and $0.3 million, respectively, and was included in Other current liabilities and Other long-term liabilities in the accompanying Consolidated Balance Sheets as shown in the table below.

Derivative Valuation and Settlements

The Company’s derivatives as of December 31, 2013 and 2012 were as follows (amounts in thousands):

	December 31, 2013
	Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Leases
Derivative classification:	Cash Flow	Cash Flow	Fair Value	Embedded Derivative

Fair value and location of derivative in
the Consolidated Balance Sheet:
Prepaids and other current assets	$3,379	$-	$97	$-
Other long-term assets	1,439	-	-	-
Other current liabilities	(4,595)	(1,028)	(815)	(116)
Other long-term liabilities	(11,708)	(1,124)	-	-
Total fair value of derivatives, net	$(11,485)	$(2,152)	$(718)	$(116)

	December 31, 2012
	Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Leases
Derivative classification:	Cash Flow	Cash Flow	Fair Value	Embedded Derivative

Fair value and location of derivative in the
Consolidated Balance Sheet:
Prepaids and other current assets	$11,421	$-	$11	$-
Other long-term assets	7,619	-	-	-
Other current liabilities	(157)	(1,032)	(476)	(59)
Other long-term liabilities	(65)	(1,955)	-	(219)
Total fair value of derivatives, net	$18,818	$(2,987)	$(465)	$(278)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The effect of derivative instruments on the Consolidated Statements of Comprehensive Income for the year ended December 31, 2013 and 2012 were as follows (amounts in thousands):

	Year Ended December 31,
	2013		2012

	Designated as Hedging Instruments		Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Interest Rate

Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in other comprehensive income (loss) - effective portion, net of tax:	$(13,530)	$(191)	$18,627	$(879)

Amount and location of net gain or (loss) reclassified from accumulated OCI to income - effective portion:
Revenue	$7,973	$-	$4,638	$-
Interest expense	-	(1,047)	-	(741)

	Year Ended December 31,
	2013			2012

	Not Designated as Hedging Instruments			Not Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange		Leases	Foreign Exchange		Leases

Derivative classification:	Option and Forward Contracts	Fair Value	Embedded Derivative	Option and Forward Contracts	Fair Value	Embedded Derivative

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income:
Cost of services	$-	$-	$162	$-	$-	$278
Other income (expense), net	-	(6,360)	-	-	4,667	-

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following presents information as of December 31, 2013 and 2012 of the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of December 31, 2013 and 2012, the Company had $100.0 million and $108.0 million, respectively, of borrowings outstanding under the Credit Agreement. During 2013 and 2012, borrowings accrued interest at an average rate of 1.4% and 1.6% per annum, respectively, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of December 31, 2013, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of December 31, 2013 and 2012 (amounts in thousands):

As of December 31, 2013

	Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$-	$(11,485)	$-	$(11,485)
Interest rate swaps	-	(2,152)	-	(2,152)
Fair value hedges	-	(718)	-	(718)
Embedded derivatives	-	(116)	-	(116)
Total net derivative asset (liability)	$-	$(14,471)	$-	$(14,471)

As of December 31, 2012

	Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$-	$18,818	$-	$18,818
Interest rate swaps	-	(2,987)	-	(2,987)
Fair value hedges	-	(465)	-	(465)
Embedded derivatives	-	(278)	-	(278)
Total net derivative asset (liability)	$-	$15,088	$-	$15,088

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following is a summary of the Company’s fair value measurements as of December 31, 2013 and 2012 (amounts in thousands):

As of December 31, 2013

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$-	$240	$-
Derivative instruments, net	-	-	-
Total assets	$-	$240	$-

Liabilities
Deferred compensation plan liability	$-	$(6,829)	$-
Derivative instruments, net	-	(14,471)	-
Purchase price payable	-	-	(21,748)
Total liabilities	$-	$(21,300)	$(21,748)

As of December 31, 2012

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$-	$350	$-
Derivative instruments, net	-	15,088	-
Total assets	$-	$15,438	$-

Liabilities
Deferred compensation plan liability	$-	$(5,305)	$-
Purchase price payable	-	-	(16,990)
Total liabilities	$-	$(5,305)	$(16,990)

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Purchase Price Payable — The Company recorded purchase price payables related to the acquisitions of iKnowtion, Guidon, TSG and WebMetro. These purchase price payables were recognized at fair value using a discounted cash flow approach and a discount rate of 21.0%, 21.0%, 4.6%, or 5.3%, respectively. These measurements were based on significant inputs not observable in the market. The Company will record interest expense each period using the effective interest method until the future value of these purchase price payables reaches their expected future value of $22.8 million. Interest expense related to all recorded purchase price payables is included in Interest expense in the Consolidated Statements of Comprehensive Income. During the year ended December 31, 2013 the fair value of the purchase price payable increased by $4.8 million. This increase is related to a $2.5 million increase from contingent consideration, a $1.9 million increase related to adjustments to fair value as recorded in Other income (expense), net in the Consolidated Statements of Comprehensive Income, a $1.5 million increase related to imputed interest expense and a $1.1 million decrease from contingent consideration payments made.

(11)       INCOME TAXES

The sources of pre-tax operating income are as follows (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic	$10,816	$(8,336)	$3,225
Foreign	81,253	82,198	88,329
Total	$92,069	$73,862	$91,554

The components of the Company’s Provision for (benefit from) income taxes are as follows (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011
Current provision for (benefit from)
Federal	$(320)	$(2,211)	$(10,371)
State	150	(1,013)	297
Foreign	13,876	809	21,695
Total current provision for (benefit from)	13,706	(2,415)	11,621
Deferred provision for (benefit from)
Federal	4,674	1,215	(838)
State	195	64	(44)
Foreign	2,023	1,075	2,540
Total deferred provision for (benefit from)	6,892	2,354	1,658
Total provision for (benefit from) income taxes	$20,598	$(61)	$13,279

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following reconciles the Company’s effective tax rate to the federal statutory rate (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011
Income tax per U.S. federal statutory rate (35%)	$32,224	$25,852	$32,044
State income taxes, net of federal deduction	210	(345)	875
Change in valuation allowances	3,266	(315)	(79)
Foreign income taxes at different rates than the U.S.	(20,529)	(24,507)	(18,136)
Foreign withholding taxes	2,504	2,876	2,177
Losses in international markets without tax benefits	779	4,329	1,094
Nondeductible compensation under Section 162(m)	1,847	1,451	2,408
Liabilities for uncertain tax positions	77	(2,988)	1,875
Permanent difference related to foreign exchange gains	(122)	(13)	(45)
(Income) losses of foreign branch operations	1,447	(4,263)	70
Non-taxable earnings of minority interest	(1,172)	(213)	390
Foreign dividend less foreign tax credits	(2,587)	(2,935)	(5,294)
Increase in deferred tax liability - branch losses in UK	(954)	(1,012)	18
Decrease (increase) to deferred tax asset - change in tax rate	(68)	946	-
IRS settlement on prior year refund claims	-	-	(11,700)
Canada CRA tax decision	-	-	8,680
State income tax credits and net operating losses	615	709	-
Foreign earnings taxed currently in U.S.	2,907	-	-
Other	154	367	(1,098)
Income tax per effective tax rate	$20,598	$(61)	$13,279

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company’s deferred income tax assets and liabilities are summarized as follows (amounts in thousands):

	Year Ended December 31,
	2013	2012
Deferred tax assets, gross
Accrued workers compensation, deferred compensation and employee benefits	$7,866	$5,467
Allowance for doubtful accounts, insurance and other accruals	4,037	5,829
Depreciation and amortization	-	4,366
Amortization of deferred rent liabilities	1,903	1,586
Net operating losses	11,023	21,637
Equity compensation	6,566	6,174
Customer acquisition and deferred revenue accruals	15,228	16,387
Federal and state tax credits, net	15,886	17,545
Unrealized losses on derivatives	4,446	-
Other	9,467	13,423
Total deferred tax assets, gross	76,422	92,414
Valuation allowances	(10,792)	(20,909)
Total deferred tax assets, net	65,630	71,505
Deferred tax liabilities
Long-term lease obligations	(12)	10
Depreciation and amortization	1,067	-
Unrealized gains on derivatives	-	(7,464)
Contract acquisition costs	(11,653)	(9,946)
Future losses in UK	(2,606)	(3,559)
Other	(600)	(3,423)
Total deferred tax liabilities	(13,804)	(24,382)
Net deferred tax assets	$51,826	$47,123

Quarterly, the Company assesses the likelihood by jurisdiction that its net deferred tax assets will be recovered. Based on the weight of all available evidence, both positive and negative, the Company records a valuation allowance against deferred tax assets when it is more-likely-than-not that a future tax benefit will not be realized.

As of December 31, 2013 the Company had approximately $32.6 million of net deferred tax assets in the U.S. and $19.2 million of net deferred tax assets related to certain international locations whose recoverability is dependent upon their future profitability. As of December 31, 2013 the deferred tax valuation allowance was $10.8 million and related primarily to tax losses in foreign jurisdictions and U.S. federal and state tax credits which do not meet the “more-likely-than-not” standard under current accounting guidance. The utilization of these federal and state tax credits are subject to numerous factors including various expiration dates, generation of future taxable income over extended periods of time and state income tax apportionment factors which are subject to change.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

When there is a change in judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. In 2013, the Company made adjustments to its deferred tax assets and corresponding valuation allowances. The net reduction to the valuation allowance of $10.1 million was due to a $1.3 million decrease in certain state credits and NOLs that do not meet the “more-likely-than-not” standard, a $1.5 million increase in valuation allowance in Argentina for deferred tax assets that do not meet the “more-likely-than-not” standard, a $2.1 million increase in valuation allowance in the Philippines for deferred tax assets that do not meet the “more-likely-than-not” standard, a $0.6 million increase in valuation allowance in various other jurisdictions for deferred tax assets that do not meet the “more-likely-than-not” standard, a $0.1 million decrease in the valuation allowance related to certain federal tax credits, an $11.6 million write-off of the deferred tax assets associated with Korea and Spain against their recorded valuation allowance as these assets will not be realized, and a $1.3 million reduction in the valuation allowance in certain other jurisdictions.

Activity in the Company’s valuation allowance accounts consists of the following (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011
Beginning balance	$20,909	$16,555	$22,636
Additions of deferred income tax expense	4,218	5,560	1,402
Reductions of deferred income tax expense	(14,335)	(1,206)	(7,483)
Ending balance	$10,792	$20,909	$16,555

On February 20, 2011, the Company received notice of an adverse decision by the Canadian Revenue Agency (“CRA”) in regards to the Company’s attempt to recover taxes paid to Canada with respect to the years 2001 and 2002. In 2005, through the Competent Authority process, the Company sought relief under the United States-Canada Income Tax Convention for avoidance of double taxation arising from adjustments to the taxable income originally reported to these jurisdictions. Consistent with accounting for tax positions that no longer meet the recognition criteria, the Company derecognized income tax positions totaling $8.6 million through income tax expense in the first quarter of 2011. Believing in the merits of the case, on May 9, 2011, the Company filed for Judicial Review in the Federal Court of Canada seeking a writ of mandamus to compel the CRA to accept the Company’s application for Competent Authority consideration. On May 29, 2013, the Company learned of the Court’s finding in favor of Canada Revenue Agency in denying the Company’s request. After considering its alternatives, the time and cost involved with beginning a new legal action as well as the likelihood that any new action would meet with success the Company made the decision to not pursue this issue further. There was no financial statement impact in 2012 or 2013 as a result of these actions as all tax positions related to our Competent Authority efforts were derecognized in 2011.

As of December 31, 2013, after consideration of all tax loss and tax credit carry back opportunities, the Company had net tax loss carry forwards worldwide expiring as follows (amounts in thousands):

2014	$45
2015	1,358
2016	1,751
2017	333
After 2017	2,697
No expiration	5,175
Total	$11,359

As of December 31, 2013, domestically, the Company had federal tax credit carry forwards in the amount of $3.4 million that if unused will expire in 2020, $3.7 million that if unused will expire in 2021, and $2.2 million that if unused will expire in 2022 and $2.4 million that if unused will expire in 2023. The Company also had state tax credit carry-forwards of $2.7 million that if unused will expire between 2013 and 2023.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

As of December 31, 2013 the cumulative amount of foreign earnings considered permanently invested outside the U.S. was $375.9 million. Those earnings do not include earnings from certain subsidiaries which the Company intends to repatriate to the U.S. or are otherwise considered available for distribution to the U.S. Accordingly, no provision for U.S. federal or state income taxes or foreign withholding taxes has been provided on these undistributed earnings. If these earnings become taxable in the U.S, the Company would be subject to incremental tax expense, after any applicable foreign tax credit, and foreign withholding tax expense. It is not practicable to estimate the additional taxes that may become payable upon the eventual remittance of these foreign earnings.

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and Costa Rica. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted 17 separate agreements with an initial period of four years and additional periods for varying years, expiring at various times between 2011 and 2017. The aggregate effect on income tax expense for the years ended December 31, 2013, 2012 and 2011 was approximately $14.6 million, $20.1 million and $14.0 million, respectively, which had a favorable impact on diluted net income per share of $0.28, $0.36 and $0.25, respectively.

Accounting for Uncertainty in Income Taxes

In accordance with ASC 740, the Company has recorded a reserve for uncertain tax positions. The total amount of interest and penalties recognized in the accompanying Consolidated Statements of Comprehensive Income as of December 31, 2013, 2012 and 2011 was approximately $77 thousand, $40 thousand and $0.1 million, respectively, and the total amount of interest and penalties recognized in the accompanying Consolidated Balance Sheets as of December 31, 2013 and 2012 was approximately $77 thousand and $40 thousand, respectively.

The Company had a reserve for uncertain tax benefits, on a net basis, of $0.5 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively. The liability for uncertain tax positions was not changed in 2013 for tax positions that were resolved favorably or expired.

The tabular reconciliation of the reserve for uncertain tax benefits on a gross basis without interest for the year ended December 31, 2013 is presented below (amounts in thousands):

Balance as of December 31, 2010	$9,035
Additions for current year tax positions	2,202
Reductions in prior year tax positions	(8,502)
Balance as of December 31, 2011	2,735
Additions for current year tax positions	369
Reductions in prior year tax positions	(2,746)
Balance as of December 31, 2012	358
Additions for current year tax positions	-
Reductions in prior year tax positions	-
Balance as of December 31, 2013	$358

At December 31, 2013, the amount of uncertain tax benefits that, if recognized, would reduce tax expense was $0.5 million. Within the next 12 months, it is not expected that unrecognized tax benefits will change as the result of the expiration of various statutes of limitation.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company and its domestic and foreign subsidiaries (including Percepta LLC and its domestic and foreign subsidiaries) file income tax returns as required in the U.S. federal jurisdiction and various state and foreign jurisdictions. The following table presents the major tax jurisdictions and tax years that are open as of December 31, 2013 and subject to examination by the respective tax authorities:

Tax Jurisdiction	Tax Year Ended
United States	2009 to present
Argentina	2008 to present
Australia	2009 to present
Brazil	2008 to present
Canada	2006 to present
Mexico	2008 to present
Philippines	2011 to present
Spain	2009 to present

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2009 to present, remain open tax years. The Company has been notified of the intent to audit, or is currently under audit of income taxes in the U.S. for tax years 2009, 2011 and 2012, Canada for tax years 2009 and 2010 and the Netherlands for tax year 2010. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

(12)       RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the years ended December 31, 2013, 2012 and 2011, the Company undertook a number of restructuring activities primarily associated with reductions in the Company’s capacity and workforce in all four of its segments to better align the capacity and workforce with current business needs.

During the second quarter of 2012, the Company made the decision to cease operations in Spain and terminated the contracts with its clients. The Company notified the employees and commenced severance procedures as required under Spanish law. The Company recorded $14.7 million of severance expense and $0.4 million of center closure expenses for the year ended December 31, 2012 of which $15.0 million has been paid and the remaining $0.1 million was included in Other accrued expenses in the Consolidated Balance Sheets as of December 31, 2013.

A summary of the expenses recorded in Restructuring, net in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, respectively, is as follows (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011
Reduction in force
Customer Management Services	$3,832	$22,371	$3,444
Customer Growth Services	43	201	133
Customer Technology Services	73	60	-
Customer Strategy Services	189	-	-
Total	$4,137	$22,632	$3,577

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2013	2012	2011
Facility exit charges
Customer Management Services	$298	$243	$74
Customer Growth Services	-	-	-
Customer Technology Services	-	-	-
Customer Strategy Services	-	-	-
Total	$298	$243	$74

A rollforward of the activity in the Company’s restructuring accruals for the years ended December 31, 2013 and 2012, respectively, is as follows (amounts in thousands):

	Closure of Delivery Centers	Reduction in Force	Total

Balance as of December 31, 2011	$415	$1,652	$2,067
Expense	618	22,632	23,250
Payments	(658)	(20,205)	(20,863)
Changes in estimates	(375)	-	(375)
Balance as of December 31, 2012	-	4,079	4,079
Expense	298	4,352	4,650
Payments	(298)	(6,863)	(7,161)
Changes in estimates	-	(215)	(215)
Balance as of December 31, 2013	$-	$1,353	$1,353

The remaining restructuring accruals are expected to be paid or extinguished during 2014 and are all classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

Impairment Losses

During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain delivery centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of its asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During 2013, 2012 and 2011, the Company recognized impairment losses related to leasehold improvement assets of $0.1 million, $1.2 million, and $0.2 million, respectively, in its Customer Management Services segment.

During the second quarter of 2013, the Company recorded an impairment charge of $1.1 million related to the PRG trade name intangible asset within the Customer Strategy Services segment. See Note 8 for further information. This expense was included in the Impairment losses in the Consolidated Statements of Comprehensive Income.

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

The Credit Agreement, which includes customary financial covenants, may be used for general corporate purposes, including working capital, purchases of treasury stock and acquisition financing. As of December 31, 2013, the Company was in compliance with all financial covenants.

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, stock repurchases and other strategic activities, such as the acquisitions described in Note 2. As of December 31, 2013, and 2012, the Company had borrowings of $100.0 million and $108.0 million, respectively, under its Credit Agreement, and its average daily utilization was $238.1 million and $154.5 million for the years ended December 31, 2013 and 2012, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $3.5 million, the Company’s remaining borrowing capacity was $596.5 million as of December 31, 2013. As of December 31, 2013, the Company was in compliance with all covenants and conditions under its Credit Agreement.

From time-to-time, the Company has unsecured, uncommitted lines of credit to support working capital for a few foreign subsidiaries. As of December 31, 2013 and 2012, no foreign loans were outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(14)                          DEFERRED REVENUE AND COSTS

Deferred revenue in the accompanying Consolidated Balance Sheets consist of the following (amounts in thousands):

	December 31,
	2013	2012
Deferred Revenue - Current	$28,799	$26,892
Deferred Revenue - Long-term	9,978	21,880
Total Deferred Revenue	$38,777	$48,772

Deferred costs in the accompanying Consolidated Balance Sheets consist of the following (amounts in thousands):

	December 31,
	2013	2012
Deferred Costs - Current	$15,953	$12,996
Deferred Costs - Long-term	13,202	11,625
Total Deferred Costs	$29,155	$24,621

(15)                          COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of December 31, 2013, outstanding letters of credit under the Credit Agreement totaled $3.5 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of December 31, 2013, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.7 million.

Guarantees

Indebtedness under the Credit Agreement is guaranteed by certain of the Company’s present and future domestic subsidiaries.

Legal Proceedings

From time to time, the Company has been involved in legal actions, both as plaintiff and defendant, which arise in the ordinary course of business. The Company accrues for exposures associated with such legal actions to the extent that losses are deemed both probable and estimable. To the extent specific reserves have not been made for certain legal proceedings, their ultimate outcome, and consequently, an estimate of possible loss, if any, cannot reasonably be determined at this time.

In 2009, the municipality of Sao Paolo, Brazil assessed our Brazilian subsidiary, TeleTech Brasil Servicos Ltda. (“TTEC Brasil”), a services tax on certain equipment rental income earned in 2004 and 2005. The case has been in litigation through various trial and appellate levels within the Brazilian legal system. Currently, the Sao Paolo municipality is appealing the decision in favor of TTEC Brasil at the Superior Court of Justice. Based on opinion of legal counsel in Brazil, TeleTech believes that the matter, after several further appeals, is likely to be resolved in TTEC Brasil’s favor during the course of 2014, and that payment of the services taxes is not probable. Based on the foregoing, TeleTech has not recorded an expense as of December 31, 2013 for the Sao Paolo services tax assessment.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

In the fourth quarter of 2012, a class action complaint was filed in the State of California against a TeleTech subsidiary and Google Inc. (“Google”), as co-defendants. The action alleges that the defendants violated California Penal Code Section 632 by recording telephone calls made on behalf of Google to residents in California without disclosure. Pursuant to its contractual commitments, the Company has agreed to indemnify Google for costs and expenses related to the complaint. The ultimate outcome of this litigation, and an estimate of the possible loss, if any, cannot reasonably be determined at this time. Management believes that the loss, if any, is adequately insured as part of the Company’s insurance program.

Based on currently available information and advice received from counsel, the Company believes that the disposition or ultimate resolution of its legal proceedings, except as otherwise specifically reserved for in its financial statements, will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

(16)                          LEASES

The Company has various operating leases primarily for equipment, delivery centers and office space, which generally contain renewal options. Rent expense under operating leases was approximately $33.3 million, $33.1 million and $30.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In 2008, the Company sub-leased one of its delivery centers to a third party for the remaining term of the original lease. The sub-lease began on January 1, 2009 and rental income is recognized on a straight-line basis over the term of the sub-lease through 2021. Future minimum sub-lease rental receipts are shown in the table below.

The future minimum rental payments and receipts required under non-cancelable operating leases as of December 31, 2013 are as follows (amounts in thousands):

	Operating Leases	Sub-Lease Income
2014	$31,218	$(1,823)
2015	24,781	(2,234)
2016	18,716	(2,234)
2017	14,853	(2,234)
2018	7,454	(2,470)
Thereafter	4,647	(5,145)
Total	$101,669	$(16,140)

In addition, the Company records operating lease expense on a straight-line basis over the life of the lease as described in Note 1. The deferred lease liability as of December 31, 2013 and 2012 was $9.6 million and $8.6 million, respectively.

Asset Retirement Obligations

The Company records asset retirement obligations (“ARO”) for its delivery center leases. Capitalized costs related to ARO’s are included in Other long-term assets in the accompanying Consolidated Balance Sheets while the ARO liability is included in Other long-term liabilities in the accompanying Consolidated Balance Sheets. Following is a summary of the amounts recorded (amounts in thousands):

	Balance at December 31, 2012	Additions and Modifications	Accretion	Settlements	Balance at December 31, 2013

ARO liability total	$2,061	$-	$42	$(215)	$1,888

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

	Balance at December 31, 2011	Additions and Modifications	Accretion	Settlements	Balance at December 31, 2012

ARO liability total	$2,082	$-	$51	$(72)	$2,061

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

(17)                          MANDATORILY REDEEMABLE NONCONTROLLING INTEREST

The Company holds an 80% interest in iKnowtion and under the purchase and sale agreement, the Company is required to purchase the remaining 20% interest in 2016 for an amount equal to a multiple of iKnowtion’s 2015 EBITDA as defined in the purchase and sale agreement. These terms represent a contingent redemption feature. As of December 31, 2012, the Company determined that it was probable that the contingency around the contingent redemption feature would be achieved; therefore, the Company classified the noncontrolling interest associated with iKnowtion to mezzanine equity, outside of stockholders’ equity, effective December 31, 2012.

The Company has recorded the mandatorily redeemable noncontrolling interest at the redemption value based on the corresponding EBITDA multiples as prescribed in the purchase and sale agreement at the end of each reporting period. At the end of each reporting period the changes in the redemption value are recorded in retained earnings. Since the EBITDA multiples as defined in the purchase and sale agreement are below the current market multiple, the Company has determined that there is no preferential treatment to the noncontrolling interest shareholders resulting in no impact to earnings per share.

A rollforward of the mandatorily redeemable noncontrolling interest is included in the table below.

	Year Ended December 31,
	2013	2012
Mandatorily redeemable noncontrolling interest, January 1	$1,067	$-
Net income attributable to mandatorily redeemable noncontrolling interest	482	-
Dividends distributed to mandatorily redeemable noncontrolling interest	(717)	-
Transfer from permanent equity	-	1,067
Change in redemption value	1,677	-
Mandatorily redeemable noncontrolling interest, December 31	$2,509	$1,067

(18)                          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following table presents changes in the accumulated balance for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (amounts in thousands):

	Foreign Currency Translation Adjustment	Derivative Valuation, Net of Tax	Other, Net of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2010	$15,367	$7,090	$(2,123)	$20,334

Other comprehensive loss before reclassifications	(12,057)	(7,362)	(1,072)	(20,491)
Amounts reclassified from accumulated other comprehensive income (loss)	(154)	(5,580)	417	(5,317)
Net current period other comprehensive income (loss)	(12,211)	(12,942)	(655)	(25,808)

Accumulated other comprehensive income (loss) at December 30, 2011	$3,156	$(5,852)	$(2,778)	$(5,474)

Accumulated other comprehensive income (loss) at December 31, 2011	$3,156	$(5,852)	$(2,778)	$(5,474)

Other comprehensive income (loss) before reclassifications	12,517	17,748	(302)	29,963
Amounts reclassified from accumulated other comprehensive income (loss)	-	(2,337)	829	(1,508)
Net current period other comprehensive income (loss)	12,517	15,411	527	28,455

Accumulated other comprehensive income (loss) at December 30, 2012	$15,673	$9,559	$(2,251)	$22,981

Accumulated other comprehensive income (loss) at December 31, 2012	$15,673	$9,559	$(2,251)	$22,981

Other comprehensive income (loss) before reclassifications	(26,254)	(13,721)	29	(39,946)
Amounts reclassified from accumulated other comprehensive income (loss)	-	(4,190)	569	(3,621)
Net current period other comprehensive income (loss)	(26,254)	(17,911)	598	(43,567)

Accumulated other comprehensive income (loss) at December 30, 2013	$(10,581)	$(8,352)	$(1,653)	$(20,586)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following table presents the classification of amount of the reclassifications from accumulated other comprehensive income (loss)to the statement of comprehensive income (loss) (amounts in thousands):

	For the Year Ended December 31,
	2013	2012	2011	Statement of Comprehensive Income (Loss) Classification

Derivative valuation
Gain on foreign currency forward exchange contracts	$7,973	$4,638	$9,297	Revenue
Loss on interest rate swaps	(1,047)	(741)	-	Interest expense
Tax effect	(2,736)	(1,560)	(3,717)	Provision for income taxes
	$(4,190)	$2,337	$5,580	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(605)	$(882)	$(444)	Cost of services
Tax effect	36	53	27	Provision for income taxes
	$(569)	$(829)	$(417)	Net income (loss)

(19)       NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011

Shares used in basic earnings per share calculation	51,338	54,738	56,669
Effect of dilutive securities:
Stock options	417	378	727
Restricted stock units	489	424	564
Performance-based restricted stock units	-	-	3
Total effects of dilutive securities	906	802	1,294
Shares used in dilutive earnings per share calculation	52,244	55,540	57,963

For the years ended December 31, 2013, 2012 and 2011, 0.1 million, 0.1 million and 0.1 million, respectively, of options to purchase shares of common stock were outstanding but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the years ended December 31, 2013, 2012 and 2011, restricted stock units of 0.2 million, 0.8 million, and 0.6 million, respectively, were outstanding but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the years ended December 31, 2013, 2012 and 2011, there were no performance-based restricted stock units outstanding but not included in the computation of diluted net income per share. For the years ended December 31, 2013, 2012 and 2011, restricted stock units that vest based on the Company achieving specified operating income performance targets of 0.1 million, 0.1 million and 0.1 million, respectively, were outstanding but not included in the computation of diluted net income per share because they were determined not to be contingently issuable.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(20)       EMPLOYEE COMPENSATION PLANS

Employee Benefit Plan

The Company currently has one 401(k) profit-sharing plan that allows participation by U.S. employees who have completed six months of service, as defined, and are 21 years of age or older. Participants may defer up to 75% of their gross pay, up to a maximum limit determined by U.S. federal law. Participants are also eligible for a matching contribution. The Company may from time to time, at its discretion, make a “matching contribution” based on the amount and rate of the elective deferrals. The Company determines how much, if any, it will contribute for each dollar of elective deferrals. Participants vest in matching contributions over a three-year period. Company matching contributions to the 401(k) plan(s) totaled $4.2 million, $3.0 million and $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Equity Compensation Plans

In February 1999, the Company adopted the TeleTech Holdings, Inc. 1999 Stock Option and Incentive Plan (the “1999 Plan”). The purpose of the 1999 Plan was to enable the Company to continue to (a) attract and retain high quality directors, officers, employees, consultants and independent contractors; (b) motivate such persons to promote the long-term success of the Company and its subsidiaries; and (c) induce employees of companies that are acquired by TeleTech to accept employment with TeleTech following such an acquisition. The 1999 Plan supplemented the 1995 Option Plan. An aggregate of 7.0 million shares of common stock were reserved under the 1995 Option Plan and 14.0 million shares of common stock were reserved for issuance under the 1999 Plan, which permitted the award of incentive stock options, non-qualified stock options, stock appreciation rights, shares of restricted common stock and restricted stock units (“RSUs”). The 1999 Plan also provided for annual equity-based compensation grants to members of the Company’s Board of Directors. Options granted to employees generally vested over four to five years and had a contractual life of ten years. Options issued to Directors vested immediately and had a contractual life of ten years. In May 2009, the Company adopted a policy to issue RSUs to Directors, which generally vest over one year.

In May 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”). Upon adoption of the 2010 Plan, all authorized and unissued equity in both the 1995 Option Plan and the 1999 Plan was cancelled. An aggregate of 4.0 million shares of common stock has been reserved for issuance under the 2010 Plan, which permits the award of incentive stock options, non-qualified stock options, stock appreciation rights, shares of restricted common stock and RSUs. As of December 31, 2013, a total of 4.0 million shares were authorized and 1.7 million shares were available for issuance under the 2010 Plan.

For the years ended December 31, 2013, 2012, and 2011, the Company recorded total equity-based compensation expense under all equity-based arrangements (stock options and RSUs) of $13.3 million, $13.4 million and $15.9 million, respectively. For 2013 and 2012, of the total compensation expense, $2.2 million and $1.9 million was recognized in Cost of services and $11.1 million and $11.5 million, was recognized in Selling, general and administrative in the Consolidated Statements of Comprehensive Income, respectively. For 2011, the Company recognized the total compensation expense in Selling, general and administrative in the Consolidated Statements of Comprehensive Income. For the years ended December 31, 2013, 2012, and 2011, the Company recognized a tax benefit under all equity-based arrangements (stock options and RSUs) of $5.8 million, $5.7 million and $11.6 million, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Restricted Stock Units

2011, 2012 and 2013 RSU Awards: The Company granted RSUs in 2011, 2012 and 2013 to new and existing employees that vest over four or five years. The Company also granted RSUs in 2011, 2012 and 2013 to members of the Board of Directors that vest over one year. In 2011 the Company granted 43,500 performance-based RSUs to eLoyalty employees that vest in equal installments over four years based on eLoyalty achieving specified revenue and operating income performance targets. The Company also granted 100,000 performance-based RSUs to a key employee in 2011 that vest based on the Company achieving specified revenue and operating income performance in 2014. There were no performance-based RSUs issued in 2013. All RSUs vested during the year ended December 31, 2013 were issued out of treasury stock.

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

The weighted average grant-date fair value of RSUs, including performance-based RSUs, granted during the years ended December 31, 2013, 2012, and 2011 was $21.66, $15.91, and $19.49, respectively. The total intrinsic value and fair value of RSUs vested during the years ended December 31, 2013, 2012, and 2011 was $12.3 million, $15.5 million, and $13.9 million, respectively.

A summary of the status of the Company’s non-vested RSUs and performance-based RSUs and activity for the year ended December 31, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested as of December 31, 2012	2,085,512	$19.04
Granted	780,095	$21.66
Vested	(704,002)	$17.45
Cancellations/expirations	(188,030)	$19.41
Unvested as of December 31, 2013	1,973,575	$20.39

As of December 31, 2013, there was approximately $25.6 million of total unrecognized compensation expense and approximately $47.3 million in total intrinsic value related to non-vested RSU grants. The unrecognized compensation expense will be recognized over the remaining weighted-average vesting period of 1.6 years using the straight-line method.

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

A summary of stock option activity for the year ended December 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term in Years	Aggregate Intrinsic Value (000’s)

Outstanding as of December 31, 2012	1,310,699	$13.16
Exercises	(90,225)	$9.54
Outstanding as of December 31, 2013	1,220,474	$13.43	2.8	$12,832

Vested and exercisable as of December 31, 2013	1,070,474	$12.88	2.1	$11,838

The weighted-average grant-date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $0, $0 and $8.68 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $1.0 million, $0.6 million and $12.6 million, respectively. The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $0 million, $0 million and $0.1 million, respectively.

As of December 31, 2013, there was approximately $0.3 million of unrecognized compensation expense related to non-vested stock options. The unrecognized compensation expense will be recognized over the remaining weighted-average derived service period of 0.5 years using the straight-line method.

Cash received from option exercises under the Plans for the years ended December 31, 2013, 2012 and 2011 was $0.9 million, $1.4 million and $14.8 million, respectively. The recognized tax benefit from option exercises for the years ended December 31, 2013, 2012 and 2011 was $0.4 million, $0.2 million and $5.0 million, respectively. Shares issued for options exercised during the year ended December 31, 2013 were issued out of treasury stock.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(21)       STOCK REPURCHASE PROGRAM

Stock Repurchase Program

The Company has a stock repurchase program, which was initially authorized by the Company’s Board of Directors in November 2001. As of December 31, 2013, the cumulative authorized repurchase allowance was $587.3 million. During the year ended December 31, 2013, the Company purchased 2.5 million shares for $56.5 million. Since inception of the program, the Company has purchased 39.7 million shares for $568.5 million. As of December 31, 2013, the remaining allowance under the program was approximately $18.9 million. For the period from January 1, 2014 through February 19, 2014, the Company purchased 408,814 additional shares at a cost of $9.2 million. Effective February 19, 2014 approval for an additional $25 million of stock repurchases was authorized. The stock repurchase program does not have an expiration date.

(22)       RELATED PARTY TRANSACTIONS

The Company has entered into an agreement under which Avion, LLC (“Avion”) provides certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has a direct 100% beneficial ownership interest in Avion. During 2013, 2012 and 2011, the Company paid $0.6 million, $0.9 million and $1.5 million, respectively, to Avion for services provided to the Company. There was $0.3 million outstanding to Avion as of December 31, 2013.

During 2012, the Company entered into a client contract with Business Controls to provide consulting and other services. The majority owner of Business Controls is a company which is owned and controlled by Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company. During 2013 and 2012, the Company generated revenue of $0.6 million and $0.1 million, respectively, from this contract.

During 2011, the Company contracted for consulting services with Lender Live, a company owned by a member of the Board of Directors of the Company. During 2012, the Company accrued $0.2 million for services provided to the Company by Lender Live, for which the payment was made in 2012.

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

(23)       OTHER FINANCIAL INFORMATION

Self-insurance liabilities of the Company which are included in Accrued employee compensation and benefits and Other accrued expenses in the accompanying Consolidated Balance Sheets were as follows (amounts in thousands):

	December 31,
	2013	2012
Worker’s compensation	$1,649	$2,179
Employee health and dental insurance	3,633	4,926
Other insurance	631	915
Total self-insurance liabilities	$5,913	$8,020

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(24)       DECONSOLIDATION OF A SUBSIDIARY

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

(25)       SUBSEQUENT EVENTS

Globant

The Company signed an agreement effective January 31, 2014 to transfer our assets, operations and employees in Argentina to IAFH Global S.A., better known as Globant, a technology service provider based in Argentina. This action places our current assets and employees with a leader focused on developing innovative software products. As part of this agreement, Globant will provide services to TeleTech through their Development Center in Buenos Aires.

Sofica

Subsequent to December 31, 2013, the Company entered into an agreement to acquire 100% of Sofica Group, a Bulgarian business process outsourcing company. The acquisition structure is cash at closing, subject to a customary working capital adjustment and a holdback to support sellers’ representations and warranties; and a multiple year earn-out payment structure based on the performance of the business. Under the terms of the agreement, Sofica will become a part of TeleTech’s Customer Management Services segment, providing customer lifecycle management and other business process outsourcing services across multiple channels in over 18 languages out of Central and Eastern Europe. Sofica has over 800 employees in multiple sites.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(26)       QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present certain quarterly financial data for the year ended December 31, 2013 (amounts in thousands except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$288,383	$289,692	$296,995	$318,087
Cost of services	208,232	208,809	208,648	220,942
Selling, general and administrative	45,747	46,168	50,165	51,343
Depreciation and amortization	10,555	11,263	11,463	12,783
Restructuring charges, net	851	2,572	758	254
Impairment losses	-	1,205	-	-
Income from operations	22,998	19,675	25,961	32,765
Other income (expense)	(2,004)	(3,099)	(434)	(3,793)
(Provision for) benefit from income taxes	(2,391)	(3,854)	(6,358)	(7,995)
Non-controlling interest	(642)	(407)	(1,526)	(1,508)
Net income attributable to TeleTech stockholders	$17,961	$12,315	$17,643	$19,469

Weighted average shares outstanding
Basic	52,347	51,861	50,732	50,439
Diluted	53,217	52,628	51,678	51,465

Net income per share attributable to TeleTech stockholders
Basic	$0.34	$0.24	$0.35	$0.39
Diluted	$0.34	$0.23	$0.34	$0.38

Included in Other income (expense) in the second quarter is a $3.7 million charge related to the deconsolidation of our subsidiary in Kuwait, and in the fourth quarter is a $1.9 million charge related to a fair value adjustment to the contingent consideration for three of our acquisitions.

Included in the (Provision) benefit for Income Taxes is a $0.2 million benefit in the first quarter, a $1.2 million benefit in the second quarter, a $0.3 million benefit in the third quarter and a $0.1 million benefit in the fourth quarter related to restructuring charges. Also included are a $0.9 million of benefit in the first quarter, $0.3 million of expense in the second quarter, $0.4 million of expense in the third quarter and a $2.0 million of expense in the fourth quarter related to changes in valuation allowances. Additionally, there was a $0.6 million benefit in the first quarter, $0.5 million of benefit in the second quarter, $0.3 million of expense in the third quarter, and a $0.7 million of benefit in the fourth quarter related to return to provision adjustments.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following tables present certain quarterly financial data for the year ended December 31, 2012 (amounts in thousands except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$292,654	$288,798	$286,268	$295,261
Cost of services	211,895	209,121	201,766	212,021
Selling, general and administrative	48,135	45,709	43,845	44,945
Depreciation and amortization	10,116	10,229	10,695	10,126
Restructuring charges, net	1,958	16,296	2,440	2,181
Impairment losses	1,800	997	161	-
Income from operations	18,750	6,446	27,361	25,988
Other income (expense)	(80)	(1,470)	(1,252)	(1,881)
(Provision for) benefit from income taxes	(1,853)	1,272	3,611	(2,969)
Non-controlling interest	(936)	(925)	(1,291)	(756)
Net income attributable to TeleTech stockholders	$15,881	$5,323	$28,429	$20,382

Weighted average shares outstanding
Basic	56,493	55,125	54,093	53,262
Diluted	57,418	55,712	54,905	54,196

Net income per share attributable to TeleTech stockholders
Basic	$0.28	$0.10	$0.53	$0.38
Diluted	$0.28	$0.10	$0.52	$0.38

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

10.04

TeleTech Holdings, Inc. Amended and Restated 1999 Stock Option and Incentive Plan (incorporated by reference as Exhibit 10.04 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2012)**

10.05	Amendment to 1999 Stock Option and Incentive Plan dated February 11, 2009 (incorporated by reference as Exhibit 10.05 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.06	TeleTech Holdings, Inc. 2010 Equity Incentive Plan (incorporated by reference as Appendix A to TeleTech’s Definitive Proxy Statement, filed April 12, 2010)**

10.07

TeleTech Holdings, Inc. Stock Plan, as amended and restated (incorporated by reference as Exhibit 10.7 to TeleTech’s Form S-1 Registration Statement (Registration No. 333-04097) filed on May 20, 1996)**

10.08

TeleTech Holdings, Inc. Directors Stock Option Plan, as amended and restated (incorporated by reference as Exhibit 10.8 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)**

10.20	Form of Non-Qualified Stock Option Agreement (below Vice President) (incorporated by reference as Exhibit 10.06 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**

10.21	Form of Non-Qualified Stock Option Agreement (Vice President and above) (incorporated by reference as Exhibit 10.07 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**

10.22	Form of Restricted Stock Unit Agreement (effective in 2009) (incorporated by reference as Exhibit 10.1 TeleTech’s Current Report on Form 8-K filed on February 17, 2009)**

10.23	Form of Amendment to Restricted Stock Unit Agreement (incorporated by reference as Exhibit 10.2 to TeleTech’s Current Report on Form 8-K filed on February 22, 2010)**

10.24	Form of Restricted Stock Unit Agreement (incorporated by reference as Exhibit 10.3 to TeleTech’s Current Report on Form 8-K filed on February 22, 2010)**

10.25

Form of Restricted Stock Unit Agreement (Section 16 Officers) (incorporated by reference as Exhibit 4.3 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-167300) filed on June 3, 2010)**

10.26

Form of Restricted Stock Unit Agreement (Non-Section 16 Employees) (incorporated by reference as Exhibit 4.4 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-167300) filed on June 3, 2010)**

10.27

Form of Independent Director Restricted Stock Unit Agreement (incorporated by reference as Exhibit 4.5 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-167300) filed on June 3, 2010)**

10.28	Form of Global Restricted Stock Unit Agreement (Operating Committee Member) (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on May 1, 2013)**

10.29	Form of Global Restricted Stock Unit Agreement (Non-Operating Committee Member) (incorporated by reference as Exhibit 10.2 to TeleTech’s Current Report on Form 8-K filed on May 1, 2013)**

10.30	Form of Non-Qualified Stock Option Agreement (Non-Employee Director)

Exhibit No.	Description
(incorporated by reference as Exhibit 10.08 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)**

10.31	Independent Director Compensation Arrangements (effective May 21, 2009) (incorporated by reference as Exhibit 10.1 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)**

10.32	Form of Indemnification Agreement with Directors (incorporated by reference as Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on February 22, 2010)**

10.40

Employment Agreement between Kenneth D. Tuchman and TeleTech dated October 15, 2001 (incorporated by reference as Exhibit 10.68 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)**

10.41

Amendment to Employment Agreement between Kenneth D. Tuchman and TeleTech dated December 31, 2008 (incorporated by reference as Exhibit 10.17 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.42

Amendment dated September 17, 2008 to Stock Option Agreement between Kenneth D. Tuchman and TeleTech (incorporated by reference as Exhibit 10.19 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.50

Employment Agreement between James E. Barlett and TeleTech dated October 15, 2001 (incorporated by reference as Exhibit 10.66 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)**

10.52

Amendment to Employment Agreement between James E. Barlett and TeleTech dated December 31, 2008 (incorporated by reference as Exhibit 10.13 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.53

Amendment dated September 17, 2008 to Stock Option Agreement between James E. Barlett and TeleTech (incorporated by reference as Exhibit 10.15 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.54

Second Amendment, dated as of April 19, 2011, to TeleTech Holdings, Inc. Restricted Stock Unit Agreement by and between TeleTech Holdings, Inc. and James E. Barlett dated June 22, 2007  (incorporated by reference as Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed April 22, 2011)**

10.60

Employment Agreement between Regina Paolillo and TeleTech Holdings, Inc. effective as of November 3, 2011 (incorporated by reference as Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed October 27, 2011)**

10.62

Restricted Stock Unit Agreement dated as of November 15, 2011 between TeleTech Holdings, Inc. and Regina Paolillo (RSU Performance Agreement) (incorporated by reference as Exhibit 10.2 to TeleTech’s Current Report on Form 8-K/A filed November 21, 2011)**

10.63

Non-Qualified Stock Option Agreement dated as of November 15, 2011 between TeleTech Holdings, Inc. and Regina Paolillo (Option Agreement)(incorporated by reference as Exhibit 10.3 to TeleTech’s Current Report on Form 8-K/A filed November 21, 2011)**

10.70

Employment Agreement between Brian Shepherd and TeleTech Services Corporation effective as of January 28, 2013 (incorporated by reference as Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed January 23, 2013)**

10.80

Employment Agreement between Keith Gallacher and TeleTech Services Corporation effective as of June 3, 2013 (incorporated by reference as Exhibit 10.2 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)**

10.90	Amended and Restated Credit Agreement, dated as of June 3, 2013, among

Exhibit No.	Description

TeleTech Holdings, Inc., the foreign borrowers party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and Fronting Lender, KeyBank National Association, Bank of America, N.A., BBVA Compass, and HSBC Bank USA, National Association, each as Documentation Agent and Wells Fargo Securities, LLC, KeyBank National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BBVA Compass and HSBC Bank USA, National Association, as Joint Lead Arrangers (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on June 7, 2013)

21.1*	List of subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Directors Power of Attorney

31.1*	Rule 13a-14(a) Certification of CEO of TeleTech

31.2*	Rule 13a-14(a) Certification of CFO of TeleTech

32.1*	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.
***

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (ii) Consolidated Balance Sheets as of December 31, 2013 and 2012, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (v) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.