Form 10-Q
period 2014-03-31
TELETECH HOLDINGS INC
filed 2014-05-05
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, there were 49,433,810 shares of the registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

MARCH 31, 2014 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$120,377	$158,017
Accounts receivable, net	249,351	236,099
Prepaids and other current assets	57,602	52,332
Deferred tax assets, net	13,283	11,905
Income tax receivable	8,748	11,198
Total current assets	449,361	469,551

Long-term assets
Property, plant and equipment, net	132,789	126,719
Goodwill	110,553	102,743
Contract acquisition costs, net	1,327	1,642
Deferred tax assets, net	40,069	42,791
Other intangible assets, net	56,394	54,812
Other long-term assets	41,447	44,084
Total long-term assets	382,579	372,791
Total assets	$831,940	$842,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$40,695	$32,031
Accrued employee compensation and benefits	63,698	80,130
Other accrued expenses	40,216	31,659
Income taxes payable	1,648	6,066
Deferred tax liabilities, net	38	590
Deferred revenue	27,985	28,799
Other current liabilities	13,940	11,512
Total current liabilities	188,220	190,787

Long-term liabilities
Line of credit	100,000	100,000
Deferred tax liabilities, net	2,103	2,281
Deferred rent	9,040	9,635
Other long-term liabilities	60,799	63,648
Total long-term liabilities	171,942	175,564
Total liabilities	360,162	366,351

Commitments and contingencies (Note 10)

Mandatorily redeemable noncontrolling interest	2,462	2,509

Stockholders’ equity
Preferred stock - $0.01 par value: 10,000,000 shares authorized; zero shares outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock - $0.01 par value; 150,000,000 shares authorized; 49,714,740 and 50,352,881 shares outstanding as of March 31, 2014 and December 31, 2013, respectively	497	503
Additional paid-in capital	352,568	356,381
Treasury stock at cost: 32,337,513 and 31,699,372 shares as of March 31, 2014 and December 31, 2013, respectively	(494,133)	(477,399)
Accumulated other comprehensive income (loss)	(24,602)	(20,586)
Retained earnings	626,895	606,502
Noncontrolling interest	8,091	8,081
Total stockholders’ equity	469,316	473,482
Total liabilities and stockholders’ equity	$831,940	$842,342

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenue	$302,221	$288,383

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	213,787	208,232
Selling, general and administrative	50,367	45,747
Depreciation and amortization	13,170	10,555
Restructuring charges, net	540	851
Total operating expenses	277,864	265,385

Income from operations	24,357	22,998

Other income (expense)
Interest income	511	669
Interest expense	(1,690)	(1,865)
Other income (expense), net	1,001	(808)
Total other income (expense)	(178)	(2,004)

Income before income taxes	24,179	20,994

Provision for income taxes	(2,876)	(2,391)

Net income	21,303	18,603

Net income attributable to noncontrolling interest	(1,085)	(642)

Net income attributable to TeleTech stockholders	$20,218	$17,961

Other comprehensive income (loss)
Net income	$21,303	$18,603
Foreign currency translation adjustments	(1,723)	3,134
Derivative valuation, gross	(3,917)	3,390
Derivative valuation, tax effect	1,382	(1,210)
Other, net of tax	276	162
Total other comprehensive (loss) income	(3,982)	5,476
Total comprehensive income	17,321	24,079

Comprehensive income attributable to noncontrolling interest	(992)	(552)

Comprehensive income attributable to TeleTech stockholders	$16,329	$23,527

Weighted average shares outstanding
Basic	50,045	52,347
Diluted	50,973	53,217

Net income per share attributable to TeleTech stockholders
Basic	$0.40	$0.34
Diluted	$0.40	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Stockholders’ Equity of the Company
	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	interest	Equity

Balance as of December 31, 2013	—	$—	50,353	$503	$(477,399)	$356,381	$(20,586)	$606,502	$8,081	$473,482

Net income	—	—	—	—	—	—	—	20,218	957	21,175
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(990)	(990)
Adjustments to redemption value of mandatorily redeemable noncontrolling interest	—	—	—	—	—	—	—	175	—	175
Foreign currency translation adjustments	—	—	—	—	—	—	(1,758)	—	35	(1,723)
Derivatives valuation, net of tax	—	—	—	—	—	—	(2,534)	—	—	(2,534)
Vesting of restricted stock units	—	—	246	3	3,678	(7,434)	—	—	—	(3,753)
Exercise of stock options	—	—	3	—	45	(33)	—	—	—	12
Excess tax benefit from equity-based awards	—	—	—	—	—	527	—	—	—	527
Equity-based compensation expense	—	—	—	—	—	3,127	—	—	8	3,135
Purchases of common stock	—	—	(887)	(9)	(20,457)	—	—	—	—	(20,466)
Other	—	—	—	—	—	—	276	—	—	276

Balance as of March 31, 2014	—	$—	49,715	$497	$(494,133)	$352,568	$(24,602)	$626,895	$8,091	$469,316

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities
Net income	$21,303	$18,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,170	10,555
Amortization of contract acquisition costs	358	255
Amortization of debt issuance costs	170	175
Imputed interest expense and fair value adjustments to contingent consideration	200	346
Provision for doubtful accounts	113	76
Gain on disposal of assets	—	(107)
Deferred income taxes	990	3,975
Excess tax benefit from equity-based awards	(788)	(800)
Equity-based compensation expense	3,160	3,191
Gain on foreign currency derivatives	(634)	(433)

Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(8,092)	5,012
Prepaids and other assets	1,618	(7,630)
Accounts payable and accrued expenses	(10,817)	(19,399)
Deferred revenue and other liabilities	(7,214)	(7,325)
Net cash provided by operating activities	13,537	6,494

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	135	—
Purchases of property, plant and equipment, net of acquisitions	(15,095)	(4,105)
Acquisitions, net of cash acquired of $812 and zero, respectively	(8,160)	—
Net cash used in investing activities	(23,120)	(4,105)

Cash flows from financing activities
Proceeds from line of credit	632,900	366,950
Payments on line of credit	(632,900)	(359,950)
Proceeds from other debt	—	3,709
Payments on other debt	(1,525)	(1,338)
Payments of purchase price payables	(2,189)	—
Dividends paid to noncontrolling interest	(990)	(1,109)
Proceeds from exercise of stock options	12	539
Excess tax benefit from equity-based awards	788	800
Purchase of treasury stock	(20,466)	(9,850)
Net cash used in financing activities	(24,370)	(249)

Effect of exchange rate changes on cash and cash equivalents	(3,687)	3,926

(Decrease) increase in cash and cash equivalents	(37,640)	6,066
Cash and cash equivalents, beginning of period	158,017	164,485
Cash and cash equivalents, end of period	$120,377	$170,551

Supplemental disclosures
Cash paid for interest	$982	$1,048
Cash paid for income taxes	$2,834	$1,751

Non-cash investing and financing activities
Acquisition of equipment through increase in accounts payable	$941	$—
Contract acquisition costs credited to accounts receivable	$1,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)                                 OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

TeleTech Holdings, Inc. (“TeleTech” or “the Company”) is a leading provider of customer strategy, analytics-driven and technology-enabled customer engagement management solutions with 41,000 employees delivering services across 25 countries from 54 delivery centers on five continents.

We have deep industry expertise and serve more than 250 customer-focused industry leaders in the Global 1000. Our business is structured and reported in four segments: Customer Management Services (“CMS”), Customer Growth Services (“CGS”), Customer Technology Services (“CTS”), and Customer Strategy Services (“CSS”).

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

The accompanying unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company and the consolidated results of operations and comprehensive income (loss) and the consolidated cash flows of the Company. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates including those related to derivatives and hedging activities, income taxes including valuation allowances for deferred tax assets, self-insurance reserves, litigation reserves, restructuring reserves, allowance for doubtful accounts, and valuation of goodwill, long-lived and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance that changes the criteria for reporting a discontinued operation. According to the new guidance, only disposals of a component that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results is a discontinued operation. The new guidance also requires expanded disclosures about discontinued operations and disposals of a significant part of an entity that does not qualify for discontinued operations reporting. The new standard is effective beginning January 1, 2015 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in previously-issued financial statements. The adoption of this guidance will be dependent on any future disposal transactions.

(2)                                 ACQUISITIONS

Sofica

In the first quarter of 2014, the Company acquired 100% interest in Sofica Group, a Bulgarian joint stock company (“Sofica”). Sofica provides customer lifecycle management and other business process outsourcing services across multiple channels in multiple sites in over 18 languages.

The total purchase price of $14.5 million, consisted of $9.0 million in up-front cash consideration (inclusive of a working capital adjustment) and earn-out payments payable in 2015 and 2016, if Sofica achieves specified earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets, as defined by the stock purchase agreement.

The fair value of the contingent payments was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 22% and expected future value of payments of $4.0 million. The $4.0 million of expected future payments was calculated using a bell curve probability weighted EBITDA assessment with the highest probability associated with Sofica achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent payments was approximately $3.4 million. As of March 31, 2014, the fair value of the contingent consideration was $3.4 million, of which $2.0 million and $1.4 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands). The estimates of fair value of identifiable assets acquired and liabilities assumed are preliminary, pending completion of a valuation, thus are subject to revisions that may result in adjustments to the values presented below:

Preliminary Estimate of Acquisition Date Fair Value
Cash	$812
Accounts receivable	3,267
Other assets	599
Property, plant and equipment	491
Customer relationships	3,591
Goodwill	7,329
16,089

Accounts payable	50
Accrued employee compensation and benefits	630
Accrued expenses	519
Other	393
1,592

Total purchase price	$14,497

The Sofica customer relationships have an estimated useful life of five years. The goodwill recognized from the Sofica acquisition was attributable primarily to the acquired workforce of Sofica, expected synergies, and other factors. The tax basis of the acquired intangibles and goodwill are not deductible for income tax purposes. The acquired goodwill and the operating results of Sofica are reported within the Customer Management Services segment from the date of acquisition.

Other Acquisitions

WebMetro

In the third quarter of 2013, the Company acquired 100% of WebMetro, a California corporation (“WebMetro”), a digital marketing agency.

The total purchase price was $17.8 million, including $15.3 million in up-front cash consideration (inclusive of a working capital adjustment) and earn-out payments payable in 2014 and 2015, if WebMetro achieves specified EBITDA targets, as defined by the stock purchase agreement.

The fair value of the contingent payments was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 5.3% and expected future value of payments of $2.6 million. The $2.6 million of expected future payments was calculated using a bell curve probability weighted EBITDA assessment with the highest probability associated with WebMetro achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent payments was approximately $2.5 million. During the first quarter of 2014, the first earn-out payment was completed. As of March 31, 2014, the fair value of the contingent consideration was $1.7 million which was included in Other accrued expenses in the accompanying Consolidated Balance Sheets, respectively. The fair value is higher than the fair value recorded on the acquisition date because WebMetro exceeded expected earnings.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The acquired businesses noted above contributed revenues of $4.8 million and income from operations of $0.3 million, inclusive of $0.6 million of acquired intangible amortization, to the Company for the three months ended March 31, 2014.

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

•

the Customer Growth Services segment provides technology-enabled sales and marketing solutions that support revenue generation across the customer lifecycle, including sales advisory, search engine optimization, digital demand generation, lead qualification, and acquisition sales, growth and retention services;

•

the Customer Technology Services segment includes operational and design consulting, systems integration, and cloud and on-premise managed services, the requirements needed to design, deliver and maintain best-in-class multichannel customer engagement platforms; and

•

the Customer Strategy Services segment provides professional services in customer experience strategy, customer intelligence analytics, system and operational process optimization, and culture development and knowledge management.

The Company allocates to each segment its portion of corporate operating expenses. All intercompany transactions between the reported segments for the periods presented have been eliminated.

The following tables present certain financial data by segment (amounts in thousands):

Quarter Ended March 31, 2014

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$227,924	$—	$227,924	$9,465	$20,823
Customer Growth Services	28,905	—	28,905	1,556	1,770
Customer Technology Services	32,779	(3)	32,776	1,715	311
Customer Strategy Services	12,616	—	12,616	434	1,453
Total	$302,224	$(3)	$302,221	$13,170	$24,357

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Quarter Ended March 31, 2013

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$222,889	$(307)	$222,582	$7,862	$20,731
Customer Growth Services	22,856	—	22,856	697	1,276
Customer Technology Services	33,646	(84)	33,562	1,516	2,898
Customer Strategy Services	9,930	(547)	9,383	480	(1,907)
Total	$289,321	$(938)	$288,383	$10,555	$22,998

	Three Months Ended March 31,
	2014	2013
Capital Expenditures
Customer Management Services	$9,912	$2,286
Customer Growth Services	380	316
Customer Technology Services	4,631	1,328
Customer Strategy Services	172	175
Total	$15,095	$4,105

	March 31, 2014	December 31, 2013
Total Assets
Customer Management Services	$546,007	$554,015
Customer Growth Services	87,897	86,416
Customer Technology Services	152,103	157,040
Customer Strategy Services	45,933	44,871
Total	$831,940	$842,342

	March 31, 2014	December 31, 2013
Goodwill
Customer Management Services	$27,279	$19,819
Customer Growth Services	30,128	30,128
Customer Technology Services	42,709	42,709
Customer Strategy Services	10,437	10,087
Total	$110,553	$102,743

The following table presents revenue based upon the geographic location where the services are provided (amounts in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue
United States	$146,469	$131,747
Philippines	86,666	86,108
Latin America	42,046	45,028
Europe / Middle East / Africa	19,217	16,984
Asia Pacific	6,400	4,226
Canada	1,423	4,290
Total	$302,221	$288,383

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(4)                                 SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had one client that contributed in excess of 10% of total revenue for the three months ended March 31, 2014. This client operates in the communications industry and is included in the Customer Management Services segment. This client contributed 11.6% and 11.9% of total revenue for the three months ended March 31, 2014 and 2013. This client had an outstanding receivable balance of $30.4 million and $25.0 million as of March 31, 2014 and 2013.

The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs periodic credit evaluations of its clients and maintains allowances for uncollectible accounts and may require pre-payment for services. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk existed as of March 31, 2014.

(5)                                 GOODWILL

Goodwill consisted of the following (amounts in thousands):

	December 31, 2013	Acquisitions/ Adjustments	Impairments	Effect of Foreign Currency	March 31, 2014

Customer Management Services	$19,819	$7,329	$—	$131	$27,279
Customer Growth Services	30,128	—	—	—	30,128
Customer Technology Services	42,709	—	—	—	42,709
Customer Strategy Services	10,087	350	—	—	10,437
Total	$102,743	$7,679	$—	$131	$110,553

The Company performs a goodwill impairment assessment on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist. During the quarter ended March 31, 2014, the Company assessed whether any such indicators of impairment existed and concluded there were none.

(6)                                 DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange and interest rate related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Interest rate derivatives consist of interest rate swaps to reduce the Company’s exposure to interest rate fluctuations associated with its variable rate debt. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets considers, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of March 31, 2014, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013 (amounts in thousands and net of tax):

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Aggregate unrealized net gain/(loss) at beginning of year	$(8,352)	$9,559
Add: Net gain/(loss) from change in fair value of cash flow hedges	(3,649)	4,099
Less: Net (gain)/loss reclassified to earnings from effective hedges	1,115	(1,919)
Aggregate unrealized net gain/(loss) at end of period	$(10,886)	$11,739

The Company’s foreign exchange cash flow hedging instruments as of March 31, 2014 and December 31, 2013 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts unless noted otherwise.

As of March 31, 2014	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in the Next 12 Months	Contracts Maturing Through
Canadian Dollar	6,000	$5,857		87.5%	June 2015
Philippine Peso	16,416,000	382,668	(1)	37.7%	December 2018
Mexican Peso	2,356,500	168,458		29.9%	December 2018
British Pound Sterling	600	926		100.0%	June 2014
		$557,909

As of December 31, 2013	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	7,500	$7,336
Philippine Peso	17,355,000	404,638	(1)
Mexican Peso	2,305,500	166,132
British Pound Sterling	1,200	1,853	(2)
New Zealand Dollar	150	117
		$580,076

(1)         Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on March 31, 2014 and December 31, 2013.

(2)         Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on December 31, 2013.

The Company’s interest rate swap arrangements as of March 31, 2014 and December 31, 2013 were as follows:

	Notional Amount	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date
As of March 31, 2014	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
and December 31, 2013	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of March 31, 2014 and December 31, 2013 the total notional amount of the Company’s forward contracts used as fair value hedges were $229.5 million and $204.5 million, respectively.

Embedded Derivatives

In addition to hedging activities, the Company’s foreign subsidiary in Argentina was party to U.S. dollar denominated lease contracts which the Company determined contain embedded derivatives. As such, the Company bifurcated the embedded derivative features of the lease contracts and valued these features as foreign currency derivatives. As of December 31, 2013, the fair value of the embedded derivative was $0.1 million and was included in Other current liabilities in the accompanying Consolidated Balance Sheets as shown in the table below. As of March 31, 2014, the lease had expired and thus the embedded derivative value was reduced to zero.

Derivative Valuation and Settlements

The Company’s derivatives as of March 31, 2014 and December 31, 2013 were as follows (amounts in thousands):

	March 31, 2014
	Designated as Hedging Instruments		Not Designated as Hedging Instruments
	Foreign Exchange	Interest Rate	Foreign Exchange	Leases
Derivative contracts: Derivative classification:	Cash Flow	Cash Flow	Fair Value	Embedded Derivative

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$2,368	$—	$142	$—
Other long-term assets	2,529	—	—	—
Other current liabilities	(8,346)	(1,045)	(319)	—
Other long-term liabilities	(12,069)	(943)	—	—
Total fair value of derivatives, net	$(15,518)	$(1,988)	$(177)	$—

	December 31, 2013
	Designated as Hedging Instruments		Not Designated as Hedging Instruments
	Foreign Exchange	Interest Rate	Foreign Exchange	Leases
Derivative contracts: Derivative classification:	Cash Flow	Cash Flow	Fair Value	Embedded Derivative

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$3,379	$—	$97	$—
Other long-term assets	1,439	—	—	—
Other current liabilities	(4,595)	(1,028)	(815)	(116)
Other long-term liabilities	(11,708)	(1,124)	—	—
Total fair value of derivatives, net	$(11,485)	$(2,152)	$(718)	$(116)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013 were as follows (amounts in thousands):

	Three Months Ended March 31,
	2014		2013
	Designated as Hedging Instruments		Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Interest Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in other comprehensive income (loss) - effective portion, net of tax:	$(3,592)	$(57)	$4,178	$(79)

Amount and location of net gain or (loss) reclassified from accumulated OCI to income - effective portion:
Revenue	$(1,570)	$—	$3,460	$—
Interest Expense	—	(258)	—	(257)

	Three Months Ended March 31,
	2014			2013
	Not Designated as Hedging Instruments			Not Designated as Hedging Instruments
	Foreign Exchange		Leases	Foreign Exchange		Leases
Derivative contracts: Derivative classification:	Option and Forward Contracts	Fair Value	Embedded Derivative	Option and Forward Contracts	Fair Value	Embedded Derivative

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income:
Costs of services	$—	$—	$—	$—	$—	$(69)
Other income (expense), net	$—	$619	$—	$—	$1,438	$—

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

The following presents information as of March 31, 2014 and December 31, 2013 of the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of March 31, 2014 and December 31, 2013, the Company had $100.0 million and $100.0 million, respectively, of borrowings outstanding under the Credit Agreement. During the first quarter of 2014 outstanding borrowings accrued interest at an average rate of 1.2% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of March 31, 2014, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of March 31, 2014 and December 31, 2013 (amounts in thousands):

As of March 31, 2014

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(15,518)	$—	$(15,518)
Interest rate swaps	—	(1,988)	—	(1,988)
Fair value hedges	—	(177)	—	(177)
Total net derivative asset (liability)	$—	$(17,683)	$—	$(17,683)

As of December 31, 2013

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(11,485)	$—	$(11,485)
Interest rate swaps	—	(2,152)	—	(2,152)
Fair value hedges	—	(718)	—	(718)
Embedded derivatives	—	(116)	—	(116)
Total net derivative asset (liability)	$—	$(14,471)	$—	$(14,471)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a summary of the Company’s fair value measurements as of March 31, 2014 and December 31, 2013 (amounts in thousands):

As of March 31, 2014

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$—	$240	$—
Derivative instruments, net	—	—	—
Total assets	$—	$240	$—

Liabilities
Deferred compensation plan liability	$—	$(7,650)	$—
Derivative instruments, net		(17,683)
Purchase price payable	—	—	(22,509)
Total liabilities	$—	$(25,333)	$(22,509)

As of December 31, 2013

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$—	$240	$—
Derivative instruments, net	—	—	—
Total assets	$—	$240	$—

Liabilities
Deferred compensation plan liability	$—	$(6,829)	$—
Derivative instruments, net	—	(14,471)	—
Purchase price payable	—	—	(21,748)
Total liabilities	$—	$(21,300)	$(21,748)

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Purchase Price Payable — The Company recorded purchase price payables related to the acquisitions of iKnowtion, Guidon, TSG, WebMetro and Sofica. These purchase price payables were recognized at fair value using a discounted cash flow approach and a discount rate of 21.0%, 21.0%, 4.6%, 5.3% or 22.0%, respectively. The discount rates vary dependant on the specific risks of each acquisition including the country of operation, the nature of services and complexity of the acquired business, and other similar factors. These measurements were based on significant inputs not observable in the market. The Company will record interest expense each period using the effective interest method until the future value of these purchase price payables reaches their expected future value of $23.9 million. Interest expense related to all recorded purchase price payables is included in Interest expense in the Consolidated Statements of Comprehensive Income.

A rollforward of the activity in the Company’s fair value of the purchase price payable is as follows (amounts in thousands):

	December 31, 2013	Acquisitions	Payments	Imputed Interest / Adjustments	March 31, 2014

iKnowtion	$3,470	$—	$(1,400)	$69	$2,139
Guidon	2,637	—	(1,426)	39	1,250
TSG	12,933	—	—	79	13,012
WebMetro	2,708	—	—	(35)	2,673
Sofica	—	3,435	—	—	3,435
Total	$21,748	$3,435	$(2,826)	$152	$22,509

Subsequent to March 31, 2014, an additional $6.3 million of payments were completed in accordance with the acquisition agreements.

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

During the first quarter of 2014, a benefit of $1.2 million was recorded due to the closing of statutes of limitations in Canada.

As of March 31, 2014, the Company had $53.3 million of gross deferred tax assets (after a $9.9 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $51.2 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.

The effective tax rate for the three months ended March 31, 2014 and 2013 was 11.9% and 11.4%, respectively.

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2009 to present remain open tax years. The Company has been notified of the intent to audit, or is currently under audit, of income taxes in the U.S. for tax years 2009, 2011 and 2012, Canada for tax years 2009 and 2010 and the Netherlands for tax year 2010. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(9)                                 RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the three months ended March 31, 2014 and 2013, the Company undertook restructuring activities primarily associated with reductions in the Company’s capacity and workforce in several of its segments to better align the capacity and workforce with current business needs.

A summary of the expenses recorded in Restructuring, net in the accompanying Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, respectively, is as follows (amounts in thousands):

	Three Months Ended March 31,
	2014	2013
Reduction in force
Customer Management Services	$511	$694
Customer Growth Services	29	—
Customer Technology Services	—	—
Customer Strategy Services	—	157
Total	$540	$851

A rollforward of the activity in the Company’s restructuring accruals is as follows (amounts in thousands):

	Closure of Delivery Centers	Reduction in Force	Total

Balance as of December 31, 2013	$—	$1,353	$1,353
Expense	—	540	540
Payments	—	(628)	(628)
Changes in estimates	—	—	—
Balance as of March 31, 2014	$—	$1,265	$1,265

The remaining restructuring accruals are expected to be paid or extinguished during 2014 and are all classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

Impairment Losses

During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain delivery centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of its asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three months ended March 31, 2014 and 2013, the Company recognized no losses related to leasehold improvement assets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(10)                          COMMITMENTS AND CONTINGENCIES

Credit Facility

In the second quarter of 2013, the Company entered into a $700.0 million, five-year, multi-currency revolving credit facility (the “Credit Agreement”) with a syndicate of lenders which includes an accordion feature that permits the Company to request an increase in total commitments up to $1.0 billion, under certain conditions. Wells Fargo Securities, LLC, KeyBank National Association, Bank of America Merrill Lynch, BBVA Compass and HSBC Bank USA, National Association served as Joint Lead Arrangers. The Credit Agreement amends and restates in its entirety the Company’s prior credit facility entered into during 2010 and amended in 2012.

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

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, stock repurchases and other strategic activities, such as the acquisitions described in Note 2. As of March 31, 2014 and December 31, 2013, the Company had borrowings of $100.0 million and $100.0 million, respectively, under its Credit Agreement, and its average daily utilization was $270.9 million and $219.6 million for the three months ended March 31, 2014 and 2013, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $3.5 million, the Company’s remaining borrowing capacity was $596.5 million as of March 31, 2014. As of March 31, 2014, the Company was in compliance with all covenants and conditions under its Credit Agreement.

From time-to-time, the Company has unsecured, uncommitted lines of credit to support working capital for a few foreign subsidiaries. As of March 31, 2014 and 2013, no foreign loans were outstanding.

Letters of Credit

As of March 31, 2014, outstanding letters of credit under the Credit Agreement totaled $3.5 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of March 31, 2014, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $0.9 million.

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

In the fourth quarter of 2012, a class action complaint was filed in the State of California against a TeleTech subsidiary and Google Inc. (“Google”), as co-defendants. Pursuant to its contractual commitments, the Company has agreed to indemnify Google for costs and expenses related to the complaint. The Company settled the matter for an immaterial amount during the first quarter of 2014.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Based on currently available information and advice received from counsel, the Company believes that the disposition or ultimate resolution of its legal proceedings, except as otherwise specifically reserved for in its financial statements, will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

(11)                          NONCONTROLLING INTEREST

The following table reconciles equity attributable to noncontrolling interest (amounts in thousands):

	Three Months Ended March 31,
	2014	2013
Noncontrolling interest, January 1	$8,081	$14,045
Net income attributable to noncontrolling interest	957	642
Dividends distributed to noncontrolling interest	(990)	(1,109)
Foreign currency translation adjustments	35	(90)
Equity based compensation expense	8	8
Noncontrolling interest, March 31	$8,091	$13,496

(12)                          MANDATORILY REDEEMABLE NONCONTROLLING INTEREST

The Company holds an 80% interest in iKnowtion. In the event iKnowtion meets certain EBITDA targets for calendar year 2015, the purchase and sale agreement requires TeleTech to purchase the remaining 20% interest in iKnowtion in 2016 for an amount equal to a multiple of iKnowtion’s 2015 EBITDA as defined in the purchase and sale agreement. These terms represent a contingent redemption feature which the Company determined is probable of being achieved.

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

A rollforward of the mandatorily redeemable noncontrolling interest is included in the table below.

	Three months ended March 31,
	2014	2013
Mandatorily redeemable noncontrolling interest, January 1	$2,509	$1,067
Net income attributable to mandatorily redeemable noncontrolling interest	128	— 41
Dividends distributed to mandatorily redeemable noncontrolling interest	—	—
Change in redemption value	(175)	—
Mandatorily redeemable noncontrolling interest, March 31	$2,462	$1,108

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(13)                          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (amounts in thousands):

	Foreign Currency Translation Adjustment	Derivative Valuation, Net of Tax	Other, Net of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2013	$(10,581)	$(8,352)	$(1,653)	$(20,586)

Other comprehensive (loss) income before reclassifications	(1,758)	(3,649)	187	(5,220)
Amounts reclassified from accumulated other comprehensive income	—	1,115	89	1,204
Net current period other comprehensive income	(1,758)	(2,534)	276	(4,016)

Accumulated other comprehensive income (loss) at March 31, 2014	$(12,339)	$(10,886)	$(1,377)	$(24,602)

Accumulated other comprehensive income (loss) at December 31, 2012	$15,673	$9,559	$(2,251)	$22,981

Other comprehensive income before reclassifications	3,224	4,099	14	7,337
Amounts reclassified from accumulated other comprehensive income	—	(1,919)	148	(1,771)
Net current period other comprehensive income	3,224	2,180	162	5,566

Accumulated other comprehensive income (loss) at March 31, 2013	$18,897	$11,739	$(2,089)	$28,547

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income to the statement of comprehensive income (in thousands):

	For the Three Months Ended		Statement of Comprehensive Income
	March 31, 2014	March 31, 2013	Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$(1,570)	$3,460	Revenue
Loss on interest rate swaps	(258)	(257)	Interest expense
Tax effect	713	(1,284)	Provision for income taxes
	$(1,115)	$1,919	Net income

Other
Actuarial loss on defined benefit plan	$(95)	$(157)	Cost of services
Tax effect	6	9	Provision for income taxes
	$(89)	$(148)	Net (loss)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(14)                          NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2014	2013
Shares used in basic earnings per share calculation	50,045	52,347
Effect of dilutive securities:
Stock options	411	391
Restricted stock units	517	479
Performance-based restricted stock units	—	—
Total effects of dilutive securities	928	870
Shares used in dilutive earnings per share calculation	50,973	53,217

For the three months ended March 31, 2014 and 2013, options to purchase 0.1 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti—dilutive. For the three months ended March 31, 2014 and 2013, restricted stock units (“RSUs”) of 0.3 million and 0.4 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

(15)                          EQUITY-BASED COMPENSATION PLANS

All equity—based awards to employees are recognized in the Consolidated Statements of Comprehensive Income at the fair value of the award on the grant date. During the three months ended March 31, 2014 and 2013, the Company recognized total compensation expense of $3.2 million and $3.2 million, respectively. Of the total compensation expense, $0.6 million and $0.5 million was recognized in Cost of services and $2.6 million and $2.7 million was recognized in Selling, general and administrative.

Stock Options

As of March 31, 2014, there was approximately $0.2 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to unvested option arrangements granted under the Company’s equity plans. The Company recognizes compensation expense straight—line over the vesting term of the option grant. The Company recognized compensation expense related to stock options of approximately $0.1 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

Restricted Stock Unit Grants

During the three months ended March 31, 2014 and 2013, the Company granted 164,000 and 122,000 RSUs, respectively, to new and existing employees, which vest in equal installments over four or five years. The Company recognized compensation expense related to RSUs of $3.0 million and $3.1 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was approximately $25.3 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

As of March 31, 2014 and 2013, the Company had performance-based RSUs outstanding that vest based on the Company achieving specified revenue and operating income performance targets. The Company determined that it was not probable these performance targets would be met; therefore no expense was recognized for the three months ended March 31, 2014 or 2013.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(16)                          DECONSOLIDATION OF SUBSIDIARY

During the second quarter of 2013, the Company concluded that it no longer had controlling influence over Peppers & Rogers Gulf WLL (“PRG Kuwait”), a once consolidated subsidiary in the CSS segment, because the Company was no longer confident that it could exercise its beneficial ownership rights. Upon deconsolidation of PRG Kuwait, the Company wrote off all PRG Kuwait assets and liabilities resulting in a loss of $3.7 million which was recorded during the second quarter of 2013. During the first quarter of 2014, the Company entered into an agreement with PRG Kuwait’s other shareholders to sell its 48% interest in the company for $175 thousand, payable at closing which is expected during the second quarter of 2014.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, relating to our operations, expected financial position, results of operation, and other business matters that are based on our current expectations, assumptions, and projections with respect to the future, and are not a guarantee of performance. In this report, when we use words such as “may,” “believe,” “plan,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “project,” “would,” “could,” “target,” or similar expressions, or when we discuss our strategy, plans, goals, initiatives, or objectives, we are making forward-looking statements.

We caution you not to rely unduly on any forward-looking statements. Actual results may differ materially from what is expressed in the forward-looking statements, and you should review and consider carefully the risks, uncertainties and other factors that affect our business and may cause such differences, as outlined but are not limited to factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K as amended in this Report.

The forward-looking statements are based on information available as of the date that this Form 10-Q is filed with the United States Securities and Exchange Commission (“SEC”) and we undertake no obligation to update them, except as may be required by applicable laws. They are based on numerous assumptions and developments that are not within our control. Although we believe these forward-looking statements are reasonable, we cannot assure you they will turn out to be correct.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Executive Summary

TeleTech Holdings, Inc. is a leading provider of customer strategy, analytics-driven and technology-enabled customer engagement management solutions with 41,000 employees delivering services across 25 countries from 54 delivery centers on five continents. Our revenue for the quarter ended March 31, 2014 was $302 million.

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

We have developed industry expertise and serve more than 250, customer-focused industry leaders in the Global 1000. Our business is structured and reported in the following four segments, each serving multiple industry segments:

Operating Segments and Industry Verticals
	Customer Management Services	Customer Growth Services	Customer Technology Services	Customer Strategy Services

Automotive	√	√		√
Communication	√	√	√	√
Financial Services	√	√	√	√
Government	√		√
Healthcare	√	√	√	√
Media and Entertainment	√	√	√	√
Retail	√		√
Travel and Transportation	√
Technology	√	√	√	√

To improve our competitive position in a rapidly changing market and stay strategically relevant to our clients, we continue to invest in innovation and growth businesses, diversifying our traditional business process outsourcing into high-margined analytics and technology-enabled services. Of the $302 million in revenue we reported in the current period, approximately 25% or $74 million came from our consulting, technology and accretive acquisitions.

Consistent with our growth and diversification strategy, we continue to invest in technology differentiation, analytics, cloud computing, digital marketing, and geographic footprint. In 2014, we acquired Sofica, a customer lifecycle management and business process outsourcing company. In 2013, we acquired WebMetro, a digital marketing agency, and completed the buy-out of a 20% interest in Peppers & Rogers Group, our global strategic consulting business.

Our strong balance sheet, cash flows from operations and access to capital markets have provided us the financial flexibility to effectively fund our organic growth, strategic acquisitions, incremental investments and stock repurchase program.

Business Overview

In the first quarter of 2014, our revenue increased 4.8% to $302.2 million over the same period in 2013 despite a decrease of 4.7% or $13.7 million due to foreign currency fluctuations, primarily the Australian dollar and the Brazilian Real. Revenue, adjusted for the $13.7 million decrease related to foreign exchange, increased by $27.5 million, or 10.1%, over the prior year. This increase was primarily due to organic growth. Our first quarter 2014 income from operations increased 5.9% to $24.4 million or 8.1% of revenue, from $23.0 million or 8.0% of revenue in the first quarter of 2013. This increase is due to organic revenue growth, the benefits of increased capacity utilization, and income from the recent acquisitions. These were partially offset by a $3.8 million negative impact from foreign currency fluctuations, $0.8 million additional amortization of intangibles related to the acquisitions, and investments in sales and research and development. Income from operations in the first quarter of 2014 and 2013 included $0.5 million and $0.9 million of restructuring charges and asset impairments, respectively.

Our offshore delivery centers serve clients based in North America and in other countries, and spans four countries with 18,400 workstations and representing 63% of our global delivery capability. Revenue from services provided in these offshore locations was $114 million and represented 44% of our revenue for the first quarter of 2014, as compared to $123 million and 49% of our revenue for 2013, with both years excluding revenue from the acquisitions completed outside the CMS and CGS segments.

Our cash flow from operations and available credit allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows. At March 31, 2014, we had $120.4 million of cash and cash equivalents, total debt of $108.4 million, and a total debt to total capitalization ratio of 18.8%.

We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of March 31, 2014, the overall capacity utilization in our multi-client centers was 82%. The table below presents workstation data for our multi-client centers as of March 31, 2014 and 2013. Dedicated and Managed Centers (5,056 and 3,124 workstations, at March 31, 2014 and 2013, respectively) are excluded from the workstation data as unused workstations in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	March 31, 2014			March 31, 2013
	Total Production Workstations	In Use	% In Use	Total Production Workstations	In Use	% In Use

Multi-client centers
Sites open <1 year	2,166	1,793	83%	495	401	81%
Sites open >1 year	22,040	18,142	82%	23,376	18,408	79%
Total multi-client centers	24,206	19,935	82%	23,871	18,809	79%

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented. For further information, please refer to the discussion of all critical accounting policies in Note 1 of the Notes to the Consolidated Financial Statement in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Three months ended March 31, 2014 compared to three months ended March 31, 2013

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended March 31, 2014 and 2013 (amounts in thousands). All inter—company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Revenue	$227,924	$222,582	$5,342	2.4%
Operating Income	20,823	20,731	92	0.4%
Operating Margin	9.1%	9.3%

The change in revenue for the Customer Management Services segment was attributable to a $25.7 million net increase in client programs offset by program completions of $7.6 million. Revenue was further impacted by a $12.8 million reduction due to foreign currency fluctuations, primarily the Australian dollar and the Brazilian Real.

The operating income as a percentage of revenue decreased slightly to 9.1% in the first quarter of 2014 as compared to 9.3% in the prior period. Adjusted for the negative $3.6 million of foreign currency impact, the operating income margin increased on operational efficiencies and lower restructuring charges of $0.5 million in the first quarter of 2014 as compared to $0.7 million in the first quarter of 2013.

Customer Growth Services

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Revenue	$28,905	$22,856	$6,049	26.5%
Operating Income	1,770	1,276	494	38.7%
Operating Margin	6.1%	5.6%

The change in revenue for the Customer Growth Services segment was due to the combination of a net increase in client programs and the acquisition of WebMetro in August 2013 of $7.8 million in an aggregate amount, offset by program completions of $1.2 million, and a $0.6 million reduction due to foreign currency fluctuations.

The operating income as a percentage of revenue increased to 6.1% in the first quarter of 2014 as compared to 5.6% in the prior period. This increase was primarily driven by program operational improvements and a shift in program mix to additional outcome-based higher margin programs. Included in the operating income was amortization related to acquired intangibles of $0.7 million and $0.2 million for the quarters ended March 31, 2014 and 2013, respectively.

Customer Technology Services

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Revenue	$32,776	$33,562	$(786)	(2.3)%
Operating Income	311	2,898	(2,587)	(89.3)%
Operating Margin	0.9%	8.6%

Revenue for the Customer Technology Services segment remained flat between the two periods. While the consulting, cloud and managed service solutions revenue each grew greater than 12%, the product sales and system integration volumes were down due to the timing of sales pipeline conversions.

The operating income as a percentage of revenue decreased to 0.9% in the first quarter of 2014 as compared to 8.6% in the prior period. The decrease was due to the decline in product and systems integration revenue as well as increased investment in sales and research and development.  Included in the operating income was amortization related to acquired intangibles of $1.2 million and $1.0 million for the quarters ended March 31, 2014 and 2013, respectively.

Customer Strategy Services

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Revenue	$12,616	$9,383	$3,233	34.5%
Operating Income	1,453	(1,907)	3,360	176.2%
Operating Margin	11.5%	(20.3)%

The change in revenue for the Customer Strategy Services segment was related to organic growth in operational consulting and analytics and learning innovations revenue.

The operating income as a percentage of revenue increased to 11.5% in the first quarter of 2014 as compared to a loss of (20.3)% in the prior period. The increase was related to the increases in revenue noted above and the full integration of the businesses comprising the segment which allowed for additional revenue as well as cost savings based on the realignment. Included in the operating income was amortization expense of $0.4 million and $0.4 million for the quarters ended March 31, 2014 and 2013, respectively.

Interest Income (Expense)

For the three months ended March 31, 2014, interest income decreased slightly to $0.5 million from $0.7 million in the comparable period in 2013. Interest expense decreased to $1.7 million during 2014 from $1.9 million during 2013 primarily due to lower interest rates on our Credit Facility borrowings.

Income Taxes

The effective tax rate for the three months ended March 31, 2014 was 11.9%. This compares to an effective tax rate of 11.4% for the comparable period of 2013. The effective tax rate for the three months ended March 31, 2014 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. Without a $0.6 million benefit related to changes in the valuation allowance, a $0.2 million benefit related to restructuring charges, a $1.2 million benefit related to the lapse of statute of limitations in Canada, and $0.2 million of benefit related to other discrete items recognized during the quarter, the Company’s effective tax rate for the first quarter would have been 20.4%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Agreement, dated June 3, 2013 (the “Credit Agreement”). During the quarter ended March 31, 2014, we generated positive operating cash flows of $13.5 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

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

The Credit Agreement provides for a secured revolving Credit Facility that matures on June 3, 2018 with an initial maximum aggregate commitment of $700 million and includes an accordion feature that permits us to request an increase in total commitments up to $1.0 billion, under certain conditions. We primarily utilize our Credit Agreement to fund working capital, general operations, stock repurchases and other strategic activities, such as the acquisitions described in Note 2 of the Notes to Consolidated Financial Statements. As of March 31, 2014 and December 31, 2013, we had borrowings of $100.0 million and $100.0 million, respectively, under our Credit Agreement, and our average daily utilization was $270.9 million and $219.6 million for the three months ended March 31, 2014 and 2013, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $3.5 million, our remaining borrowing capacity was $596.5 million as of March 31, 2014. As of March 31, 2014, we were in compliance with all covenants and conditions under our Credit Agreement.

The following discussion highlights our cash flow activities during the three months ended March 31, 2014 and 2013.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $120.4 million and $158.0 million as of March 31, 2014 and December 31, 2013, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, for investment in research and development, strategic acquisitions and the purchase of our outstanding stock.

Cash Flows from Operating Activities

For the three months ended March 31, 2014 and 2013, net cash flows provided by operating activities was $13.5 million and $6.5 million, respectively. The increase was primarily due to a $8.6 million decrease in payments made for operating expenses and a $9.2 million decrease in cash spent on prepaids and other assets offset by a $13.1 million decrease in cash collected from accounts receivable.

Cash Flows from Investing Activities

For the three months ended March 31, 2014 and 2013, we reported net cash flows used in investing activities of $23.1 million and $4.1 million, respectively. The decrease was due to increased spending on acquisitions of $8.2 million along with a $11.0 million increase in capital expenditures during the first three months of 2014.

Cash Flows from Financing Activities

For the three months ended March 31, 2014 and 2013, we reported net cash flows used in financing activities of $24.4 million and $0.2 million, respectively. The change in net cash flows from 2013 to 2014 was primarily due to a $7.0 million decrease in net borrowings from our line of credit, a $3.7 million decrease in proceeds from other debt, an increase of $10.6 million in purchases of our outstanding common stock and an increase of $2.2 million related to the payment of purchase price payables related to our acquisitions.

Free Cash Flow

Free cash flow (see “Presentation of Non—GAAP Measurements” for the definition of free cash flow) increased for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to the increase in cash flows provided by operating activities offset partially by a decrease in capital expenditures. Free cash flow was $(1.6) million and $2.4 million for the three months ended March 31, 2014 and 2013, respectively.

Presentation of Non—GAAP Measurements

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (amounts in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$13,537	$6,494
Less: Purchases of property, plant and equipment	15,095	4,105
Free cash flow	$(1,558)	$2,389

We discuss factors affecting free cash flow between periods in the “Liquidity and Capital Resources” section below.

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of March 31, 2014 are summarized as follows (amounts in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total

Credit Facility(1)	$2,640	$5,019	$102,350	$—	$110,009
Equipment financing arrangements	4	—	—	—	4
Contingent consideration	15,526	8,336	—	—	23,862
Purchase obligations	23,874	28,391	—	—	52,265
Operating lease commitments	21,523	48,777	25,934	4,647	100,881
Other debt	3,938	3,462	781	—	8,181
Total	$67,505	$93,985	$129,065	$4,647	$295,202

(1)         Includes estimated interest payments based on the weighted-average interest rate, unused commitment fees, current interest rate swap arrangements, and outstanding debt as of March 31, 2014.

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

Client Concentration

During the three months ended March 31, 2014, one of our clients represented 11.6% of our total revenue. Our five largest clients accounted for 37.6% and 40.7% of our consolidated revenue for the three months ended March 31, 2014 and 2013, respectively. We have experienced long-term relationships with our top five clients, ranging from seven to 18 years, with the majority of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long—term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

The contracts with our five largest clients expire between 2014 and 2017. Additionally, a particular client may have multiple contracts with different expiration dates. We have historically renewed most of our contracts with our largest clients. However, there is no assurance that future contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts.

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

Interest Rate Risk

We entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of March 31, 2014, we had $100.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three months ended March 31, 2014, interest accrued at a rate of approximately 1.2% per annum. If the Prime Rate or LIBOR increased by 100 basis points during the quarter, there would not have been a material impact to our consolidated financial position or results of operations.

The Company’s interest rate swap arrangements as of March 31, 2014 and December 31, 2013 were as follows:

	Notional Amount	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date
As of March 31, 2014	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
and December 31, 2013	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Foreign Currency Risk

Our subsidiaries in Canada, Costa Rica, Mexico, and the Philippines use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the three months ended March 31, 2014 and 2013, revenue associated with this foreign exchange risk was 32% and 33% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of March 31, 2014 and December 31, 2013 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

As of March 31, 2014	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in the Next 12 Months	Contracts Maturing Through
Canadian Dollar	6,000	$5,857		87.5%	June 2015
Philippine Peso	16,416,000	382,668	(1)	37.7%	December 2018
Mexican Peso	2,356,500	168,458		29.9%	December 2018
British Pound Sterling	600	926		100.0%	June 2014
		$557,909

As of December 31, 2013	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	7,500	$7,336
Philippine Peso	17,355,000	404,638	(1)
Mexican Peso	2,305,500	166,132
British Pound Sterling	1,200	1,853	(2)
New Zealand Dollar	150	117
		$580,076

(1)         Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on March 31, 2014 and December 31, 2013.

(2)         Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on December 31, 2013.

The fair value of our cash flow hedges at March 31, 2014 was assets/(liabilities) (amounts in thousands):

	March 31, 2014	Maturing in the Next 12 Months
Canadian Dollar	$(451)	$(405)
Philippine Peso	(17,951)	(7,476)
Mexican Peso	2,811	1,830
British Pound Sterling	73	73
	$(15,518)	$(5,978)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The decrease in fair value from December 31, 2013 largely reflects a broad strengthening in the U.S. dollar.

We recorded net (losses)/gains of $(1.6) million and $3.5 million for settled cash flow hedge contracts and the related premiums for the three months ended March 31, 2014 and 2013, respectively. These (losses)/gains were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income. If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Note 6 in the accompanying Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the three months ended March 31, 2014 and 2013, approximately 23% and 22%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in debt or equity securities as of March 31, 2014 or December 31, 2013.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide such reasonable assurance.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we have been involved in legal actions, both as plaintiff and defendant, which arise in the ordinary course of business. Accruals for legal actions have been provided for to the extent that losses are deemed both probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of currently available information and advice received from counsel, as appropriate, we believe that the disposition or ultimate resolution of such legal actions will not have a material adverse effect on our financial position, cash flows or results of operations. Except as otherwise provided below, during the quarter ended March 31, 2014 there were no material changes to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2013.

In the fourth quarter of 2012, a class action complaint was filed in the State of California against a TeleTech subsidiary and Google Inc., as co-defendants. Pursuant to its contractual commitments, the Company has agreed to indemnify Google for costs and expenses related to the complaint. The Company settled the matter for an immaterial amount during the first quarter of 2014.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Following is the detail of the issuer purchases made during the quarter ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
December 31, 2013				$18,895
January 1, 2014 - January 31, 2014	228,314	$23.09	228,314	$13,624
February 1, 2014 - February 28, 2014	322,200	$22.00	322,200	$31,541
March 1, 2014 - March 31, 2014	336,890	$24.05	336,890	$23,438
Total	887,404		887,404

(1)                       In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in February 2014, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through March 31, 2014, the Board has authorized the repurchase of shares up to a total value of $612.3 million, of which we have purchased 40.6 million shares on the open market for $588.9 million. As of March 31, 2014 the remaining amount authorized for repurchases under the program was approximately $23.4 million. The stock repurchase program does not have an expiration date.

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

*            Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the three months ended March 31, 2014 (unaudited), and (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC.
(Registrant)

Date: May 5, 2014	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: May 5, 2014	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*                 Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the three months ended March 31, 2014 (unaudited), and (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.