Form 10-Q
period 2014-06-30
TELETECH HOLDINGS INC
filed 2014-08-11
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 5, 2014, there were 49,187,278 shares of the registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

JUNE 30, 2014 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(unaudited)

	June 30, 2014	December 31, 2013

ASSETS
Current assets
Cash and cash equivalents	$97,778	$158,017
Accounts receivable, net	251,436	236,099
Prepaids and other current assets	59,515	52,332
Deferred tax assets, net	11,731	11,905
Income tax receivable	10,821	11,198
Total current assets	431,281	469,551

Long-term assets
Property, plant and equipment, net	141,381	126,719
Goodwill	110,781	102,743
Contract acquisition costs, net	1,043	1,642
Deferred tax assets, net	33,740	42,791
Other intangible assets, net	54,190	54,812
Other long-term assets	44,221	44,084
Total long-term assets	385,356	372,791
Total assets	$816,637	$842,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$28,675	$32,031
Accrued employee compensation and benefits	69,216	80,130
Other accrued expenses	28,441	31,659
Income taxes payable	2,851	6,066
Deferred tax liabilities, net	35	590
Deferred revenue	23,046	28,799
Other current liabilities	9,641	11,512
Total current liabilities	161,905	190,787

Long-term liabilities
Line of credit	100,000	100,000
Deferred tax liabilities, net	3,342	2,281
Deferred rent	8,726	9,635
Other long-term liabilities	50,882	63,648
Total long-term liabilities	162,950	175,564
Total liabilities	324,855	366,351

Commitments and contingencies (Note 10)

Mandatorily redeemable noncontrolling interest	3,274	2,509

Stockholders’ equity
Preferred stock - $0.01 par value: 10,000,000 shares authorized; zero shares outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock - $0.01 par value; 150,000,000 shares authorized; 49,186,028 and 50,352,881 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	492	503
Additional paid-in capital	352,920	356,381
Treasury stock at cost: 32,866,225 and 31,699,372 shares as of June 30, 2014 and December 31, 2013, respectively	(508,627)	(477,399)
Accumulated other comprehensive income (loss)	(6,357)	(20,586)
Retained earnings	641,852	606,502
Noncontrolling interest	8,228	8,081
Total stockholders’ equity	488,508	473,482
Total liabilities and stockholders’ equity	$816,637	$842,342

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$295,490	$289,692	$597,711	$578,075

Operating expenses
Cost of services (exclusive of depreciation and amortization presented separately below)	212,315	208,809	426,102	417,041
Selling, general and administrative	47,802	46,168	98,169	91,915
Depreciation and amortization	14,089	11,263	27,259	21,818
Restructuring charges, net	617	2,572	1,157	3,423
Impairment losses	—	1,205	—	1,205
Total operating expenses	274,823	270,017	552,687	535,402

Income from operations	20,667	19,675	45,024	42,673

Other income (expense)
Interest income	492	575	1,003	1,244
Interest expense	(1,861)	(1,903)	(3,551)	(3,768)
Loss on deconsolidation of subsidiary	—	(3,655)	—	(3,655)
Other income (expense), net	4,249	1,884	5,250	1,076
Total other income (expense)	2,880	(3,099)	2,702	(5,103)

Income before income taxes	23,547	16,576	47,726	37,570

Provision for income taxes	(5,417)	(3,854)	(8,293)	(6,245)

Net income	18,130	12,722	39,433	31,325

Net income attributable to noncontrolling interest	(1,268)	(407)	(2,353)	(1,049)

Net income attributable to TeleTech stockholders	$16,862	$12,315	$37,080	$30,276

Other comprehensive income (loss)
Net income	$18,130	$12,722	$39,433	$31,325
Foreign currency translation adjustment	(7,010)	(19,617)	(5,287)	(16,483)
Derivative valuation, gross	17,780	(23,801)	13,863	(20,411)
Derivative valuation, tax effect	(6,775)	9,418	(5,393)	8,208
Other, net of tax	280	137	556	299
Total other comprehensive income (loss)	4,275	(33,863)	3,739	(28,387)
Total comprehensive income (loss)	22,405	(21,141)	43,172	2,938

Comprehensive income attributable to noncontrolling interest	(1,167)	(277)	(2,159)	(829)

Comprehensive income (loss) attributable to TeleTech stockholders	$21,238	$(21,418)	$41,013	$2,109

Weighted average shares outstanding
Basic	49,351	51,861	49,696	52,104
Diluted	50,111	52,628	50,536	52,912

Net income per share attributable to TeleTech stockholders
Basic	$0.34	$0.24	$0.75	$0.58
Diluted	$0.34	$0.23	$0.73	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Stockholders’ Equity of the Company
	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	interest	Equity

Balance as of December 31, 2013	—	$—	50,353	$503	$(477,399)	$356,381	$(20,586)	$606,502	$8,081	$473,482
Net income	—	—	—	—	—	—	—	37,080	2,074	39,154
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(2,025)	(2,025)
Adjustments to redemption value of mandatorily redeemable noncontrolling interest	—	—	—	—	—	—	—	(1,730)	—	(1,730)
Foreign currency translation adjustments	—	—	—	—	—	—	5,202	—	85	5,287
Derivatives valuation, net of tax	—	—	—	—	—	—	8,471	—	—	8,471
Vesting of restricted stock units	—	—	339	4	5,092	(9,794)	—	—	—	(4,698)
Exercise of stock options	—	—	47	1	713	(400)	—	—	—	314
Excess tax benefit from equity-based awards	—	—	—	—	—	923	—	—	—	923
Equity-based compensation expense	—	—	—	—	—	5,810	—	—	13	5,823
Purchases of common stock	—	—	(1,553)	(16)	(37,033)	—	—	—	—	(37,049)
Other	—	—	—	—	—	—	556	—	—	556
Balance as of June 30, 2014	—	$—	49,186	$492	$(508,627)	$352,920	$(6,357)	$641,852	$8,228	$488,508

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities
Net income	$39,433	$31,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,259	21,818
Amortization of contract acquisition costs	657	506
Amortization of debt issuance costs	349	319
Imputed interest expense and fair value adjustments to contingent consideration	(3,710)	670
Provision for doubtful accounts	219	478
Gain on disposal of assets	—	(106)
Impairment losses	—	1,205
Deferred income taxes	5,035	2,697
Excess tax benefit from equity-based awards	(1,050)	(1,046)
Equity-based compensation expense	5,881	6,577
Gain on foreign currency derivatives	(2,955)	(2,768)
Loss on deconsolidation of subsidiary, net of cash of zero and $897, respectively	—	2,758

Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(9,238)	(2,804)
Prepaids and other assets	(631)	1,044
Accounts payable and accrued expenses	(22,965)	(14,151)
Deferred revenue and other liabilities	(6,654)	(8,311)
Net cash provided by operating activities	31,630	40,211

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	135	—
Purchases of property, plant and equipment, net of acquisitions	(34,483)	(13,660)
Acquisitions, net of cash acquired of $857 and zero, respectively	(8,732)	(1,652)
Net cash used in investing activities	(43,080)	(15,312)

Cash flows from financing activities
Proceeds from line of credit	1,001,500	681,550
Payments on line of credit	(1,001,500)	(679,550)
Proceeds from other debt	—	3,709
Payments on other debt	(3,127)	(2,661)
Payments of contingent consideration related to acquisitions	(8,547)	—
Dividends paid to noncontrolling interest	(3,713)	(2,385)
Proceeds from exercise of stock options	313	856
Excess tax benefit from equity-based awards	1,050	1,046
Purchase of treasury stock	(37,049)	(31,001)
Payments of debt issuance costs	—	(1,732)
Net cash used in financing activities	(51,073)	(30,168)

Effect of exchange rate changes on cash and cash equivalents	2,284	(8,593)

Decrease in cash and cash equivalents	(60,239)	(13,862)
Cash and cash equivalents, beginning of period	158,017	164,485
Cash and cash equivalents, end of period	$97,778	$150,623

Supplemental disclosures
Cash paid for interest	$2,670	$2,226
Cash paid for income taxes	$7,486	$8,913

Non-cash investing and financing activities
Acquisition of equipment through increase in accounts payable	$1,420	$—
Landlord incentive credited to deferred rent	$—	$511

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)                                 OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

TeleTech Holdings, Inc. (“TeleTech” or “the Company”) is a leading provider of customer strategy, analytics-driven and technology-enabled customer engagement management solutions with 40,000 employees delivering services across 25 countries from 53 delivery centers on five continents.

We have deep industry expertise and serve more than 250 customer-focused industry leaders in the Global 1000. Our business is structured and reported in four segments: Customer Management Services (“CMS”), Customer Growth Services (“CGS”), Customer Technology Services (“CTS”), and Customer Strategy Services (“CSS”).

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TeleTech, its wholly owned subsidiaries, its 55% equity owned subsidiary Percepta, LLC, its 80% interest in iKnowtion, LLC, and its 80% interest in Peppers & Rogers Group through the third quarter of 2013 when the final 20% interest was repurchased (see Note 2). All intercompany balances and transactions have been eliminated in consolidation.

The unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company and the consolidated results of operations and comprehensive income (loss) and the consolidated cash flows of the Company. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides new guidance related to the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This new guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within those years. Beginning in 2015, the Company will apply the new guidance, as applicable, to future disposals of components or classifications as held for sale.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 specifies new accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. The Company is currently determining its implementation approach and assessing the impact on the consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. Beginning in 2016, the Company will apply the new guidance as applicable.

(2)                                 ACQUISITIONS

Sofica

In the first quarter of 2014, the Company acquired a 100% interest in Sofica Group, a Bulgarian joint stock company (“Sofica”). Sofica provides customer lifecycle management and other business process services across multiple channels in multiple sites in over 18 languages.

The estimated purchase price of $13.8 million, included $9.4 million in cash consideration (including a working capital adjustment) and $3.4 million in earn-out payments, payable in 2015 and 2016, contingent on Sofica achieving specified earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets, as defined by the stock purchase agreement. Additionally, the estimated purchase price includes a $1.0 million hold-back payment for contingencies as defined in the stock purchase agreement which will be paid in the second quarter of 2016 as required.

The fair value of the contingent payments was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 22% and expected future value of payments of $4.0 million. The $4.0 million of expected future payments was calculated using a bell curve probability weighted EBITDA assessment with the highest probability associated with Sofica achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent consideration was approximately $3.4 million. As of June 30, 2014, the fair value of the contingent consideration was $3.5 million, of which $2.0 million and $1.5 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands). The estimates of fair value of identifiable assets acquired and liabilities assumed are preliminary, pending completion of a valuation, thus are subject to revisions that may result in adjustments to the values presented below:

Preliminary Estimate of Acquisition Date Fair Value
Cash	$857
Accounts receivable	3,175
Other assets	378
Property, plant and equipment	653
Customer relationships	3,531
Goodwill	7,208
15,802

Accounts payable	296
Accrued employee compensation and benefits	697
Accrued expenses	664
Deferred tax liability and other	368
2,025

Total purchase price	$13,777

The Sofica customer relationships have an estimated useful life of five years. The goodwill recognized from the Sofica acquisition was attributable primarily to the acquired workforce of Sofica, expected synergies, and other factors. The tax basis of the acquired intangibles and goodwill are not deductible for income tax purposes. The acquired goodwill and the operating results of Sofica are reported within the CMS segment from the date of acquisition.

WebMetro

In the third quarter of 2013, the Company acquired 100% of WebMetro, a California corporation (“WebMetro”), a digital marketing agency.

The total purchase price was $17.8 million, including $15.3 million in cash consideration (inclusive of a working capital adjustment) and $2.5 million in earn-out payments, payable in 2014 and 2015, contingent on WebMetro achieving specified EBITDA targets, as defined by the stock purchase agreement. The first contingent payment was made in the second quarter of 2014.

Financial Information

The acquired businesses purchased in 2013 and 2014 noted above contributed revenues of $7.9 million and $12.8 million and income from operations of $0.6 million and $0.9 million, inclusive of $0.7 million and $1.3 million of acquired intangible amortization, to the Company for the three and six months ended June 30, 2014.

Peppers & Rogers Group

In the third quarter of 2013, the Company acquired the remaining 20% interest in Peppers & Rogers Group (“PRG”) for $425 thousand. The buy-out accelerated TeleTech’s rights pursuant to the sale and purchase agreement to acquire the remaining portion of the business in 2015.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

rogenSi

Subsequent to June 30, 2014, the Company entered into an agreement (the “rogenSi Agreement”) to acquire substantially all operating assets of rogenSi Worldwide PTY, Ltd., a global sales and leadership performance training and applied leadership consulting company (the “rogenSi Acquisition”). The total purchase price is $35.7 million, subject to standard working capital adjustments, and consists of $18.0 million in cash at closing and $17.7 million in three earn-out payments, contingent on the acquired companies and TeleTech’s CSS business segment achieving certain agreed EBITDA targets, as defined in the rogenSi Agreement. The earn-out payments are payable in early 2015, 2016 and 2017, based on post closing performance in 2014, 2015 and 2016, respectively. We expect the rogenSi Acquisition to close on or before August 31, 2014, subject to customary closing deliverables, representations, warranties and indemnifications.

(3)                                 SEGMENT INFORMATION

The Company reports the following four segments:

•                  the CMS segment includes the customer experience delivery solutions which integrate innovative technology with highly-trained customer experience professionals to optimize the customer experience across all channels and all stages of the customer lifecycle from an onshore, offshore or work-from-home environment;

•                  the CGS segment provides technology-enabled sales and marketing solutions that support revenue generation across the customer lifecycle, including sales advisory, search engine optimization, digital demand generation, lead qualification, and acquisition sales, growth and retention services;

•                  the CTS segment includes operational and design consulting, systems integration, and cloud and on-premise managed services, the requirements needed to design, deliver and maintain best-in-class multichannel customer engagement platforms; and

•                  the CSS segment provides professional services in customer experience strategy, customer intelligence analytics, system and operational process optimization, and culture development and knowledge management.

The Company allocates to each segment its portion of corporate operating expenses. All intercompany transactions between the reported segments for the periods presented have been eliminated.

The following tables present certain financial data by segment (in thousands):

Three Months Ended June 30, 2014

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$218,683	$—	$218,683	$10,169	$16,493
Customer Growth Services	28,875	—	28,875	1,468	1,831
Customer Technology Services	35,753	(16)	35,737	2,008	1,616
Customer Strategy Services	12,195	—	12,195	444	727
Total	$295,506	$(16)	$295,490	$14,089	$20,667

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Three Months Ended June 30, 2013

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$220,965	$(324)	$220,641	$8,532	$16,465
Customer Growth Services	22,399	—	22,399	777	(620)
Customer Technology Services	36,717	(73)	36,644	1,489	5,819
Customer Strategy Services	10,256	(248)	10,008	465	(1,989)
Total	$290,337	$(645)	$289,692	$11,263	$19,675

Six Months Ended June 30, 2014

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$446,607	$—	$446,607	$19,634	$37,316
Customer Growth Services	57,780	—	57,780	3,024	3,601
Customer Technology Services	68,532	(19)	68,513	3,723	1,927
Customer Strategy Services	24,811	—	24,811	878	2,180
Total	$597,730	$(19)	$597,711	$27,259	$45,024

Six Months Ended June 30, 2013

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$443,854	$(631)	$443,223	$16,394	$37,196
Customer Growth Services	45,255	—	45,255	1,474	656
Customer Technology Services	70,363	(157)	70,206	3,005	8,717
Customer Strategy Services	20,186	(795)	19,391	945	(3,896)
Total	$579,658	$(1,583)	$578,075	$21,818	$42,673

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Capital Expenditures
Customer Management Services	$14,587	$8,110	$24,499	$10,396
Customer Growth Services	1,289	435	1,669	751
Customer Technology Services	3,407	960	8,038	2,288
Customer Strategy Services	105	50	277	225
Total	$19,388	$9,555	$34,483	$13,660

	June 30, 2014	December 31, 2013
Total Assets
Customer Management Services	$531,926	$554,015
Customer Growth Services	84,058	86,416
Customer Technology Services	153,552	157,040
Customer Strategy Services	47,101	44,871
Total	$816,637	$842,342

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	June 30, 2014	December 31, 2013
Goodwill
Customer Management Services	$27,240	$19,819
Customer Growth Services	30,395	30,128
Customer Technology Services	42,709	42,709
Customer Strategy Services	10,437	10,087
Total	$110,781	$102,743

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
United States	$137,596	$132,341	$284,065	$264,088
Philippines	85,541	88,049	172,207	174,158
Latin America	43,258	44,303	85,304	89,331
Europe / Middle East / Africa	22,267	16,638	41,484	33,621
Asia Pacific	5,358	4,359	11,758	8,585
Canada	1,470	4,002	2,893	8,292
Total	$295,490	$289,692	$597,711	$578,075

(4)                                 SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had one client that contributed in excess of 10% of total revenue for the six months ended June 30, 2014. This client contributed 12.0% and 11.8% of total revenue for the three months ended June 30, 2014 and 2013. This client contributed 11.8% and 11.8% for the six months ended June 30, 2014 and 2013. This client had an outstanding receivable balance of $28.6 million and $32.5 million as of June 30, 2014 and 2013.

The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs periodic credit evaluations of its clients and maintains allowances for uncollectible accounts and may require pre-payment for services. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk existed as of June 30, 2014.

(5)                                 GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consisted of the following (in thousands):

	December 31, 2013	Acquisitions/ Adjustments	Impairments	Effect of Foreign Currency	June 30, 2014

Customer Management Services	$19,819	$7,208	$—	$213	$27,240
Customer Growth Services	30,128	267	—	—	30,395
Customer Technology Services	42,709	—	—	—	42,709
Customer Strategy Services	10,087	350	—	—	10,437
Total	$102,743	$7,825	$—	$213	$110,781

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company performs a goodwill impairment assessment on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist.

The Company has identified a triggering event based on the continued decline during the second quarter of 2014 in operating results of the TSG reporting unit within the CTS segment. At June 30, 2014, the Company completed an interim quantitative assessment of this reporting unit’s fair value using an income based approach. Key assumptions used in the fair value calculation include, but are not limited to, a perpetuity growth rate of 3.0% based on the current inflation rate combined with the GDP growth rate for the reporting unit’s geographical region and a discount rate of 19.1%, which is equal to the reporting unit’s equity risk premium adjusted for its size and company specific risk factors. Estimated future cash flows under the income approach are based on the Company’s internal business plan and adjusted as appropriate for the Company’s view of market participant assumptions. The current business plan assumes the occurrence of certain events in the future, such as realignment of operations and reduction of general and administrative costs. Significant differences in some or all of these assumptions may impact the calculated fair value of this reporting unit resulting in impairment to goodwill in a future period. The goodwill attributable to this reporting unit is $23.0 million. As of June 30, 2014, the fair value of this reporting unit exceeds its carrying value by 8%. The Company will continue to review the calculated fair value of this reporting unit until the fair value is substantially in excess of its carrying value.

(6)                                 DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange and interest rate related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Interest rate derivatives consist of interest rate swaps to reduce the Company’s exposure to interest rate fluctuations associated with its variable rate debt. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets consider, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of June 30, 2014, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 (in thousands and net of tax):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Aggregate unrealized net gain/(loss) at beginning of period	$(10,886)	$11,739	$(8,352)	$9,559
Add: Net gain/(loss) from change in fair value of cash flow hedges	9,946	(12,801)	6,297	(8,702)
Less: Net (gain)/loss reclassified to earnings from effective hedges	1,059	(1,582)	2,174	(3,501)
Aggregate unrealized net gain/(loss) at end of period	$119	$(2,644)	$119	$(2,644)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s foreign exchange cash flow hedging instruments as of June 30, 2014 and December 31, 2013 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts unless noted otherwise.

As of June 30, 2014	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in the Next 12 Months	Contracts Maturing Through
Canadian Dollar	4,500	$4,382		100.0%	June 2015
Philippine Peso	17,776,000	411,135	(1)	40.0%	March 2019
Mexican Peso	2,395,000	170,462		29.1%	March 2019
		$585,979

As of December 31, 2013	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	7,500	$7,336
Philippine Peso	17,355,000	404,638	(1)
Mexican Peso	2,305,500	166,132
British Pound Sterling	1,200	1,853	(2)
New Zealand Dollar	150	117
		$580,076

(1)         Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on June 30, 2014 and December 31, 2013.

(2)     Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on December 31, 2013.

The Company’s interest rate swap arrangements as of June 30, 2014 and December 31, 2013 were as follows:

	Notional Amount	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date
As of June 30, 2014	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
and December 31, 2013	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of June 30, 2014 and December 31, 2013 the total notional amounts of the Company’s forward contracts used as fair value hedges were $244.3 million and $204.5 million, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivative Valuation and Settlements

The Company’s derivatives as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014
	Designated as Hedging Instruments		Not Designated as Hedging Instruments
	Foreign Exchange	Interest Rate	Foreign Exchange	Leases
Derivative contracts: Derivative classification:	Cash Flow	Cash Flow	Fair Value	Embedded Derivative

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$2,853	$—	$2,472	$—
Other long-term assets	8,915	—	—	—
Other current liabilities	(4,870)	(1,044)	(321)	—
Other long-term liabilities	(4,780)	(847)	—	—
Total fair value of derivatives, net	$2,118	$(1,891)	$2,151	$—

	December 31, 2013
	Designated as Hedging Instruments		Not Designated as Hedging Instruments
	Foreign Exchange	Interest Rate	Foreign Exchange	Leases
Derivative contracts: Derivative classification:	Cash Flow	Cash Flow	Fair Value	Embedded Derivative

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$3,379	$—	$97	$—
Other long-term assets	1,439	—	—	—
Other current liabilities	(4,595)	(1,028)	(815)	(116)
Other long-term liabilities	(11,708)	(1,124)	—	—
Total fair value of derivatives, net	$(11,485)	$(2,152)	$(718)	$(116)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income for the three months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended June 30,
	2014		2013
	Designated as Hedging Instruments		Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Interest Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in other comprehensive income (loss) - effective portion, net of tax	$10,049	$(103)	$(12,956)	$155

Amount and location of net gain or (loss) reclassified from accumulated OCI to income - effective portion:
Revenue	$(1,472)	$—	$2,850	$—
Interest Expense	—	(265)	—	(257)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended June 30,
	2014			2013
	Not Designated as Hedging Instruments			Not Designated as Hedging Instruments
	Foreign Exchange		Leases	Foreign Exchange		Leases
Derivative contracts: Derivative classification:	Option and Forward Contracts	Fair Value	Embedded Derivative	Option and Forward Contracts	Fair Value	Embedded Derivative

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income:
Costs of services	$—	$—	$—	$—	$—	$44
Other income (expense), net	$—	$(2,825)	$—	$—	$(2,685)	$—

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income for the six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Six Months Ended June 30,
	2014		2013
	Designated as Hedging Instruments		Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Interest Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in other comprehensive income (loss) - effective portion, net of tax	$6,457	$(160)	$(8,744)	$42

Amount and location of net gain or (loss) reclassified from accumulated OCI to income - effective portion:
Revenue	$(3,043)	$—	$6,310	$—
Interest Expense	—	(523)	—	(514)

	Six Months Ended June 30,
	2014			2013
	Not Designated as Hedging Instruments			Not Designated as Hedging Instruments
	Foreign Exchange		Leases	Foreign Exchange		Leases
Derivative contracts: Derivative classification:	Option and Forward Contracts	Fair Value	Embedded Derivative	Option and Forward Contracts	Fair Value	Embedded Derivative

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income:
Costs of services	$—	$—	$116	$—	$—	$113
Other income (expense), net	$—	$(2,206)	$—	$—	$(1,247)	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Level 3 —                Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following presents information as of June 30, 2014 and December 31, 2013 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of June 30, 2014 and December 31, 2013, the Company had $100.0 million and $100.0 million, respectively, of borrowings outstanding under the Credit Agreement. During the three and six months ended June 30, 2014 outstanding borrowings accrued interest at an average rate of 1.2% and 1.2% per annum, respectively, excluding unused commitment fees. The amounts recorded in the accompanying balance sheets approximate fair value due to the variable nature of the debt.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of June 30, 2014, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of June 30, 2014 and December 31, 2013 (in thousands):

As of June 30, 2014

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$2,118	$—	$2,118
Interest rate swaps	—	(1,891)	—	(1,891)
Embedded derivatives	—	—	—	—
Fair value hedges	—	2,151	—	2,151
Total net derivative asset (liability)	$—	$2,378	$—	$2,378

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of December 31, 2013

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(11,485)	$—	$(11,485)
Interest rate swaps	—	(2,152)	—	(2,152)
Fair value hedges	—	(718)	—	(718)
Embedded derivatives	—	(116)	—	(116)
Total net derivative asset (liability)	$—	$(14,471)	$—	$(14,471)

The following is a summary of the Company’s fair value measurements as of June 30, 2014 and December 31, 2013 (in thousands):

As of June 30, 2014

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$—	$241	$—
Derivative instruments, net	—	2,378	—
Total assets	$—	$2,619	$—

Liabilities
Deferred compensation plan liability	$—	$(8,070)	$—
Derivative instruments, net	—	—	—
Contingent consideration	—	—	(12,481)
Total liabilities	$—	$(8,070)	$(12,481)

As of December 31, 2013

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$—	$240	$—
Derivative instruments, net	—	—	—
Total assets	$—	$240	$—

Liabilities
Deferred compensation plan liability	$—	$(6,829)	$—
Derivative instruments, net	—	(14,471)	—
Contingent consideration	—	—	(21,748)
Total liabilities	$—	$(21,300)	$(21,748)

Money Market Investments — The Company invests in various well-diversified money market funds which are managed by financial institutions. These money market funds are not publicly traded, but have historically been highly liquid. The value of the money market funds are determined by the banks based upon the funds’ net asset values (“NAV”). As of June 30, 2014, the money market funds permit daily investments and redemptions at a $1.00 NAV.

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

Contingent Consideration — The Company recorded contingent consideration related to the acquisitions of iKnowtion, Guidon, TSG, WebMetro and Sofica. These contingent payables were recognized at fair value using a discounted cash flow approach and a discount rate of 21.0%, 21.0%, 4.6%, 5.3% or 22.0%, respectively. The discount rates vary dependant on the specific risks of each acquisition including the country of operation, the nature of services and complexity of the acquired business, and other similar factors. These measurements were based on significant inputs not observable in the market. The Company will record interest expense each period using the effective interest method until the future value of these contingent payables reaches their expected future value of $13.4 million. Interest expense related to all recorded contingent payables is included in Interest expense in the Consolidated Statements of Comprehensive Income (Loss).

During the second quarter of 2014, the Company recorded a fair value adjustment of the contingent consideration associated with the TSG reporting unit within the CTS segment based on revised estimates noting achievement of the targeted 2014 EBITDA is remote. Based on this conclusion a $4.0 million reduction in the payable was recorded as of June 30, 2014 and included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

A rollforward of the activity in the Company’s fair value of the contingent consideration is as follows (in thousands):

	December 31, 2013	Acquisitions	Payments	Imputed Interest / Adjustments	June 30, 2014

iKnowtion	$3,470	$—	$(1,400)	$123	$2,193
Guidon	2,637	—	(1,426)	39	1,250
TSG	12,933	—	(5,292)	(3,840)	3,801
WebMetro	2,708	—	(1,026)	15	1,697
Sofica	—	3,435	—	105	3,540
Total	$21,748	$3,435	$(9,144)	$(3,558)	$12,481

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

As of June 30, 2014, the Company had $45.5 million of gross deferred tax assets (after an $8.1 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $42.1 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effective tax rate for the three and six months ended June 30, 2014 was 23.0% and 17.4%, respectively. The effective tax rate for the three and six months ended June 30, 2013 was 23.3% and 16.6%, respectively.

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2010 to present remain open tax years. The IRS has concluded its audit in the United Sates for tax years 2009, 2011 and 2012 resulting in no changes to the Company’s financial statements or tax liabilities as previously reported. The Company has been notified of the intent to audit, or is currently under audit, of income taxes in Canada for tax years 2009 and 2010 and The Netherlands for tax years 2010 and 2011. On August 1, 2014 we received and are in the process of reviewing a draft report from the taxing authorities in The Netherlands for the tax years under examination. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

(9)                                 RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the three and six months ended June 30, 2014 and 2013, the Company undertook restructuring activities primarily associated with reductions in the Company’s capacity and workforce in several of its segments to better align the capacity and workforce with current business needs.

A summary of the expenses recorded in Restructuring, net in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, respectively, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Reduction in force
Customer Management Services	$535	$2,292	$1,046	$2,986
Customer Growth Services	8	—	37	—
Customer Technology Services	74	—	74	—
Customer Strategy Services	—	32	—	189
Total	$617	$2,324	$1,157	$3,175

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Facility exit charges
Customer Management Services	$—	$248	$—	$248
Customer Growth Services	—	—	—	—
Customer Technology Services	—	—	—	—
Customer Strategy Services	—	—	—	—
Total	$—	$248	$—	$248

A rollforward of the activity in the Company’s restructuring accruals is as follows (in thousands):

	Closure of Delivery Centers	Reduction in Force	Total

Balance as of December 31, 2013	$—	$1,353	$1,353
Expense	—	1,197	1,197
Payments	—	(1,439)	(1,439)
Change in estimates	—	(40)	(40)
Balance as of June 30, 2014	$—	$1,071	$1,071

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The remaining restructuring accruals are expected to be paid or extinguished during 2014 and are all classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

Impairment Losses

During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain delivery centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of its asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three and six months ended June 30, 2014, the Company recognized no losses related to leasehold improvement assets. During the three and six months ended June 30, 2013, the Company recognized $0.1 million of losses related to leasehold improvement assets in the Customer Management Services segment.

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

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, stock repurchases and other strategic activities, such as the acquisitions described in Note 2. As of June 30, 2014 and December 31, 2013, the Company had borrowings of $100.0 million and $100.0 million, respectively, under its Credit Agreement, and its average daily utilization was $280.5 million and $230.9 million for the six months ended June 30, 2014 and 2013, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $3.5 million, the Company’s remaining borrowing capacity was $596.5 million as of June 30, 2014. As of June 30, 2014, the Company was in compliance with all covenants and conditions under its Credit Agreement.

From time-to-time, the Company has unsecured, uncommitted lines of credit to support working capital for a few foreign subsidiaries. As of June 30, 2014 and 2013, no foreign loans were outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Letters of Credit

As of June 30, 2014, outstanding letters of credit under the Credit Agreement totaled $3.5 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of June 30, 2014, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $1.0 million.

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

(11)                          NONCONTROLLING INTEREST

The following table reconciles equity attributable to noncontrolling interest (in thousands):

	Six Months Ended June 30,
	2014	2013
Noncontrolling interest, January 1	$8,081	$12,978
Net income attributable to noncontrolling interest	2,074	890
Dividends distributed to noncontrolling interest	(2,025)	(2,113)
Deconsolidation of a subsidiary	—	(121)
Foreign currency translation adjustments	85	(220)
Equity-based compensation expense	13	16
Noncontrolling interest, June 30	$8,228	$11,430

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A rollforward of the mandatorily redeemable noncontrolling interest is included in the table below (in thousands).

	Six Months Ended June 30,
	2014	2013
Mandatorily redeemable noncontrolling interest, January 1	$2,509	$1,067
Net income attributable to mandatorily redeemable noncontrolling interest	279	159
Working capital distributed to mandatorily redeemable noncontrolling interest	(1,244)	(272)
Change in redemption value	1,730	1,065
Mandatorily redeemable noncontrolling interest, June 30	$3,274	$2,019

(13)                          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign Currency Translation Adjustment	Derivative Valuation, Net of Tax	Other, Net of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2013	$(10,581)	$(8,352)	$(1,653)	$(20,586)

Other comprehensive (loss) income before reclassifications	5,202	6,297	33	11,532
Amounts reclassified from accumulated other comprehensive income (loss)		2,174	523	2,697
Net current period other comprehensive income	5,202	8,471	556	14,229

Accumulated other comprehensive income (loss) at June 30, 2014	$(5,379)	$119	$(1,097)	$(6,357)

Accumulated other comprehensive income (loss) at December 31, 2012	$15,673	$9,559	$(2,251)	$22,981

Other comprehensive income (loss) before reclassifications	(16,263)	(8,702)	7	(24,958)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3,501)	292	(3,209)
Net current period other comprehensive income (loss)	(16,263)	(12,203)	299	(28,167)

Accumulated other comprehensive income (loss) at June 30, 2013	$(590)	$(2,644)	$(1,952)	$(5,186)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income to the statement of comprehensive income (in thousands):

	For the Three Months Ended		Statement of Comprehensive Income
	June 30, 2014	June 30, 2013	Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$(1,472)	$2,850	Revenue
Loss on interest rate swaps	(265)	(257)	Interest expense
Tax effect	678	(1,011)	Provision for income taxes
	$(1,059)	$1,582	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(280)	$(154)	Cost of services
Tax effect	18	9	Provision for income taxes
	$(262)	$(145)	Net (loss)

	For the Six Months Ended		Statement of Comprehensive Income
	June 30, 2014	June 30, 2013	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$(3,043)	$6,310	Revenue
Loss on interest rate swaps	(523)	(514)	Interest expense
Tax effect	1,392	(2,295)	Provision for income taxes
	$(2,174)	$3,501	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(556)	$(311)	Cost of services
Tax effect	33	19	Provision for income taxes
	$(523)	$(292)	Net (loss)

(14)                          NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Shares used in basic earnings per share calculation	49,351	51,861	49,696	52,104
Effect of dilutive securities:
Stock options	425	411	419	403
Restricted stock units	335	356	421	405
Performance-based restricted stock units	—	—	—	—
Total effects of dilutive securities	760	767	840	808
Shares used in dilutive earnings per share calculation	50,111	52,628	50,536	52,912

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended June 30, 2014 and 2013, options to purchase 0.1 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti—dilutive. For the six months ended June 30, 2014 and 2013, options to purchase 0.1 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the three months ended June 30, 2014 and 2013, restricted stock units (“RSUs”) of 0.1 million and 0.2 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the six months ended June 30, 2014 and 2013, RSUs of 0.1 million and 0.5 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

(15)                          EQUITY-BASED COMPENSATION PLANS

All equity—based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date. During the three and six months ended June 30, 2014 and 2013, the Company recognized total compensation expense of $2.7 million and $5.9 million and $3.4 million and $6.6 million, respectively. Of the total compensation expense, $0.5 million and $1.1 million was recognized in Cost of services and $2.2 million and $4.8 million was recognized in Selling, general and administrative during the three and six months ended June 30, 2014. During the three and six months ended June 30, 2013, the Company recognized compensation expense of $0.6 million and $1.0 million in Cost of Services and $2.8 million and $5.6 million, in Selling, general and administrative, respectively.

Stock Options

As of June 30, 2014, there was approximately $0.1 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to unvested option arrangements granted under the Company’s equity plans. The Company recognizes compensation expense straight—line over the vesting term of the option grant. The Company recognized compensation expense related to stock options of approximately $0.1 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively. The Company recognized compensation expense related to stock options of approximately $0.2 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively.

Restricted Stock Unit Grants

During the six months ended June 30, 2014 and 2013, the Company granted 210,176 and 693,055 RSUs, respectively, to new and existing employees, which vest in equal installments over four or five years. The Company recognized compensation expense related to RSUs of $2.6 million and $5.7 million for the three and six months ended June 30, 2014, respectively. The Company recognized compensation expense related to RSUs of $3.2 million and $6.3 million for the three and six months ended June 30, 2013, respectively. As of June 30, 2014, there was approximately $23.3 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

As of June 30, 2014 and 2013, the Company had performance-based RSUs outstanding that vest based on the Company achieving specified revenue and operating income performance targets. The Company determined that it was not probable these performance targets would be met; therefore no expense was recognized for the three and six months ended June 30, 2014 or 2013.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(16)                          DECONSOLIDATION OF SUBSIDIARY

During the second quarter of 2013, the Company concluded that it no longer had controlling influence over Peppers & Rogers Gulf WLL (“PRG Kuwait”), a once consolidated subsidiary in the CSS segment, because the Company was no longer confident that it could exercise its beneficial ownership rights. Upon deconsolidation of PRG Kuwait, the Company wrote off all PRG Kuwait assets and liabilities resulting in a loss of $3.7 million which was recorded during the second quarter of 2013. Effective April 2014, the Company entered into a stock and membership interest purchase agreement with PRG Kuwait’s other shareholders to sell its 48% interest in the company for $175 thousand. It is anticipated the stipulations of the agreement will be finalized and the cash received before December 31, 2014.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Executive Summary

TeleTech Holdings, Inc. is a leading provider of customer strategy, analytics-driven and technology-enabled customer engagement management solutions with 40,000 employees delivering services across 25 countries from 53 delivery centers on five continents. Our revenue for the quarter ended June 30, 2014 was $295 million.

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

We continue to transform the Company by providing a distinct value proposition through our integrated customer engagement offerings. Our services are value-oriented, outcome-based, and delivered on a global scale across all of our business segments, including Customer Management Services (“CMS”), Customer Growth Services (“CGS”), Customer Technology Services (“CTS”), and Customer Strategy Services (“CSS”). Our integrated platform is an industry differentiator, one that unites strategic consulting, data analytics, process optimization, system design and integration, technology solutions and services, and operational excellence. This holistic approach increases customer outcomes, satisfaction and loyalty, improves operating effectiveness and efficiencies, and drives long-term growth and profitability for our clients.

We have developed industry expertise and serve more than 250 customer-focused industry leaders in the Global 1000. Our business is structured and reported in the following four segments, each serving multiple industry segments:

Operating Segments and Industry Verticals
	Customer Management Services	Customer Growth Services	Customer Technology Services	Customer Strategy Services

Automotive	√	√		√
Communication	√	√	√	√
Financial Services	√	√	√	√
Government	√		√
Healthcare	√	√	√	√
Media and Entertainment	√	√	√	√
Retail	√		√
Travel and Transportation	√
Technology	√	√	√	√

To improve our competitive position in a rapidly changing market and stay strategically relevant to our clients, we continue to invest in innovation and growth businesses, diversifying our traditional business process outsourcing into high-margined analytics and technology-enabled services. Of the $295 million in revenue we reported in the current period, approximately 26% or $78 million came from our emerging CGS, CTS, and CSS segments.

Consistent with our growth and diversification strategy, we continue to invest in technology differentiation, analytics, cloud computing, digital marketing, and geographic footprint. In first quarter 2014, we acquired Sofica, a customer lifecycle management and business process company based in Central Europe. Subsequent to June 30, 2014, we entered into an agreement to acquire substantially all operating assets of rogenSi Worldwide PTY, Ltd., a global sales and leadership performance training and applied leadership consulting company. In 2013, we acquired WebMetro, a digital marketing agency, and completed the buy-out of a 20% interest in Peppers & Rogers Group, our global strategic consulting business.

Our strong balance sheet, cash flows from operations and access to capital markets have provided us the financial flexibility to effectively fund our organic growth, strategic acquisitions, incremental investments and stock repurchase program.

Business Overview

In the second quarter of 2014, our revenue increased 2.0% to $295.5 million over the same period in 2013 despite a decrease of 2.7% or $7.7 million due to foreign currency fluctuations, primarily the Australian dollar and the Brazilian Real. Revenue, adjusted for the $7.7 million decrease related to foreign exchange, increased by $13.5 million, or 4.7%, over the prior year. This increase was due to both organic revenue growth and our acquisitions. Our second quarter 2014 income from operations increased 5.0% to $20.7 million or 7.0% of revenue, from $19.7 million or 6.8% of revenue in the second quarter of 2013. This increase is due to organic revenue growth, the benefits of increased capacity utilization and income from the recent acquisitions. These were partially offset by a $2.1 million negative impact from foreign currency fluctuations, $0.7 million additional amortization of intangibles related to the acquisitions, and investments in sales and marketing and research and development. Income from operations in the second quarter of 2014 and 2013 included $0.6 million and $3.8 million of restructuring charges and asset impairments, respectively.

Our offshore delivery centers serve clients based in North America and in other countries, and spans four countries with 18,600 workstations and representing 64% of our global delivery capability. Revenue from services provided in these offshore locations was $112 million and represented 44% of our revenue for the second quarter of 2014, as compared to $123 million and 50% of our revenue for second quarter of 2013, with both years excluding revenue from the acquisitions completed outside the CMS and CGS segments.

Our cash flow from operations and available credit allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows. At June 30, 2014, we had $97.8 million of cash and cash equivalents, total debt of $106.9 million, and a total debt to total capitalization ratio of 17.9%.

We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of June 30, 2014, the overall capacity utilization in our multi-client centers was 81%. The table below presents workstation data for our multi-client centers as of June 30, 2014 and 2013. Dedicated and Managed Centers (5,126 and 4,332 workstations, at June 30, 2014 and 2013, respectively) are excluded from the workstation data as unused workstations in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized multi-client production workstations compared to the total number of available multi-client production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	June 30, 2014			June 30, 2013
	Total Production Workstations	In Use	% In Use	Total Production Workstations	In Use	% In Use

Multi-client centers
Sites open <1 year	2,314	1,679	73%	713	492	69%
Sites open >1 year	21,575	17,678	82%	22,760	17,226	76%
Total multi-client centers	23,889	19,357	81%	23,473	17,718	75%

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

Recently Issued Accounting Pronouncements

Refer to Part 1, Item 1. Financial Statements, Note 1 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of the Company’s financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented.

Management believes there have been no significant policy changes during the six months ended June 30, 2014, to the items we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Three months ended June 30, 2014 compared to three months ended June 30, 2013

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended June 30, 2014 and 2013 (in thousands). All inter—company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Revenue	$218,683	$220,641	$(1,958)	(0.9)%
Operating Income	16,493	16,465	28	0.2%
Operating Margin	7.5%	7.5%

The change in revenue for the Customer Management Services segment was attributable to a $12.4 million net increase in client programs and acquisitions offset by program completions of $7.1 million. Revenue was further impacted by a $7.3 million reduction due to foreign currency fluctuations, primarily the Australian dollar and the Brazilian Real.

The operating income as a percentage of revenue remained flat to 7.5% in the second quarter of 2014 as compared to 7.5% in the prior period. Adjusted for the negative $1.9 million of foreign currency impact, the operating income margin increased on operational efficiencies and lower restructuring charges of $0.5 million in the second quarter of 2014 as compared to $2.5 million in the second quarter of 2013.

Customer Growth Services

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Revenue	$28,875	$22,399	$6,476	28.9%
Operating Income	1,831	(620)	2,451	395.3%
Operating Margin	6.3%	(2.8)%

The change in revenue for the Customer Growth Services segment was due to the combination of a net increase in client programs and the acquisition of WebMetro in August 2013 of $7.7 million in an aggregate amount, offset by program completions of $0.9 million, and a $0.3 million reduction due to foreign currency fluctuations.

The operating income as a percentage of revenue increased to 6.3% in the second quarter of 2014 as compared to (2.8)% in the prior period. This increase was primarily driven by program operational improvements and a shift in program mix to additional outcome-based higher margin programs. Included in the operating income was amortization related to acquired intangibles of $0.7 million and $0.2 million for the quarters ended June 30, 2014 and 2013, respectively.

Customer Technology Services

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Revenue	$35,737	$36,644	$(907)	(2.5)%
Operating Income	1,616	5,819	(4,203)	(72.2)%
Operating Margin	4.5%	15.9%

Revenue for the Customer Technology Services segment remained flat between the two periods. While the Cisco platform services inclusive of consulting, hardware, managed services and cloud offerings collectively grew 12% or $3.0 million over the prior year quarter, the Avaya platform services declined 32% or $3.6 million over the prior year quarter. This decline was primarily due to lower product sales as we shift our focus to a cloud based offerings.

The operating income as a percentage of revenue decreased to 4.5% in the second quarter of 2014 as compared to 15.9% in the prior period. The decrease was due to the revenue decline in the Avaya platform services coupled with additional investment in our cloud based offerings and sales and marketing. Included in the operating income was amortization related to acquired intangibles of $1.1 million and $1.0 million for the quarters ended June 30, 2014 and 2013, respectively.

Customer Strategy Services

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Revenue	$12,195	$10,008	$2,187	21.9%
Operating Income	727	(1,989)	2,716	136.6%
Operating Margin	6.0%	(19.9)%

The increase in revenue for the Customer Strategy Services segment was related to organic growth across our geographies and our consulting practices including our strategy, operations and technology, analytics and learning innovations practices.

The operating income as a percentage of revenue increased to 6.0% in the second quarter of 2014 as compared to a loss of (19.9)% in the prior period. The increase was primarily related to the impairment charges of $1.1 million recorded as a result of the deconsolidation of a subsidiary in the prior period (see Part 1, Item 1. Financial Statements, Note 16 to the Consolidated Financial Statements for further details). The margin increase was also related to the full integration of the businesses comprising the segment which allowed for additional revenue as well as cost savings based on the segment realignment completed during 2013. Included in the operating income was amortization expense of $0.4 million and $0.4 million for the quarters ended June 30, 2014 and 2013, respectively.

Interest Income (Expense)

For the three months ended June 30, 2014 interest income decreased slightly to $0.5 million from $0.6 million in the same period in 2013. Interest expense remained flat at $1.9 million during 2014 from $1.9 million during 2013 which resulted from having a higher utilization of our credit facility offset by a lower interest rate.

Other Income (Expense), Net

Included in the three months ended June 30, 2014 was a $4.0 million benefit related to a fair value adjustment of the contingent consideration for one of our acquisitions (see Part 1, Item 1. Financial Statements, Note 7 the Consolidated Financial Statements for further details).

Included in the three months ended June 30, 2013, was a $3.7 million charge related to the deconsolidation of a subsidiary (see Part 1, Item 1. Financial Statements, Note 16 the Consolidated Financial Statements for further details).

Income Taxes

The effective tax rate for the three months ended June 30, 2014 was 23.0%. This compares to an effective tax rate of 23.3% for the same period of 2013. The effective tax rate for the three months ended June 30, 2014 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. Without a $0.2 million benefit related to restructuring charges and a $0.2 million expense related to other discrete recognized during the quarter, our effective tax rate for the second quarter would have been 22.5%.

Results of Operations

Six months ended June 30, 2014 compared to six months ended June 30, 2013

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the six months ended June 30, 2014 and 2013 (in thousands). All inter—company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Revenue	$446,607	$443,223	$3,384	0.8%
Operating Income	37,316	37,196	120	0.3%
Operating Margin	8.4%	8.4%

The change in revenue for the Customer Management Services segment was attributable to a $39.5 million net increase in client programs and acquisitions offset by program completions of $15.9 million. Revenue was further impacted by a $20.2 million reduction due to foreign currency fluctuations, primarily the Australian dollar and the Brazilian Real.

The operating income as a percentage of revenue remained flat to 8.4% in the six months ended June 30, 2014 as compared to 8.4% in the prior period. Adjusted for the negative $5.6 million of foreign currency impact, the operating income margin increased on operational efficiencies and lower restructuring charges of $1.0 million in the six months of 2014 as compared to $3.2 million in the six months of 2013.

Customer Growth Services

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Revenue	$57,780	$45,255	$12,525	27.7%
Operating Income	3,601	656	2,945	448.9%
Operating Margin	6.2%	1.4%

The change in revenue for the Customer Growth Services segment was due to the combination of a net increase in client programs and the acquisition of WebMetro in August 2013 of $15.9 million in an aggregate amount, offset by program completions of $2.5 million, and a $0.9 million reduction due to foreign currency fluctuations.

The operating income as a percentage of revenue increased to 6.2% in the six months ended June 30, 2014 as compared to 1.4% in the prior period. This increase was primarily driven by program operational improvements and a shift in program mix to additional outcome-based higher margin programs. Included in the operating income was amortization related to acquired intangibles of $1.3 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively.

Customer Technology Services

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Revenue	$68,513	$70,206	$(1,693)	(2.4)%
Operating Income	1,927	8,717	(6,790)	(77.9)%
Operating Margin	2.8%	12.4%

Revenue for the Customer Technology Services segment decreased between the two periods. While the Cisco platform services inclusive of consulting, hardware, managed services and cloud offerings collectively grew 13% over the prior year quarter, the Avaya platform services declined 35% or $6.9 million over the prior year quarter. This decline was primarily due to lower product sales as we shift our focus to a cloud based offerings.

The operating income as a percentage of revenue decreased to 2.8% in the six months ended June 30, 2014 as compared to 12.4% in the prior period. The decrease was due to the revenue decline in the Avaya platform services coupled with additional investment in our cloud based offerings and sales and marketing. Included in the operating income was amortization related to acquired intangibles of $2.3 million and $2.0 million for the six months ended June 30, 2014 and 2013, respectively.

Customer Strategy Services

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Revenue	$24,811	$19,391	$5,420	28.0%
Operating Income	2,180	(3,896)	6,076	156.0%
Operating Margin	8.8%	(20.1)%

The increase in revenue for the Customer Strategy Services segment was related to organic growth across our geographies and our consulting practices including our strategy, operations and technology, analytics and learning innovation practices.

The operating income as a percentage of revenue increased to 8.8% in the six months ended June 30, 2014 as compared to a loss of (20.1)% in the prior period. The increase was primarily related to the impairment charges of $1.1 million recorded as a result of the deconsolidation of a subsidiary in the prior period (see Part 1, Item 1. Financial Statements, Note 16 to the Consolidated Financial Statements for further details). The margin increase was also related the full integration of the businesses comprising the segment which allowed for additional revenue as well as cost savings based on the segment realignment which was completed during 2013. Included in the operating income was amortization expense of $0.7 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively.

Interest Income (Expense)

For the six months ended June 30, 2014 interest income decreased to $1.0 million from $1.2 million in the same period in 2013. Interest expense decreased to $3.6 million during 2014 from $3.8 million in 2013 which resulted from having a higher utilization of our credit facility offset by a lower interest rate.

Other Income (Expense), Net

Included in the six months ended June 30, 2014 was a $4.0 million benefit related to a fair value adjustment of the contingent consideration for one of our acquisitions (see Part 1, Item 1. Financial Statements, Note 7 to the Consolidated Financial Statements for further details).

Included in the six months ended June 30, 2013, was a $3.7 million charge related to the deconsolidation of a subsidiary (see Part 1, Item 1. Financial Statements, Note 16 to the Consolidated Financial Statements for further details).

Income Taxes

The effective tax rate for the six months ended June 30, 2014 was 17.4%. This compares to an effective tax rate of 16.6% for the same period of 2013. The effective tax rate for the six months ended June 30, 2014 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. Without a $0.7 million benefit related to changes in the valuation allowance, a $0.4 million benefit related to restructuring charges, a $1.2 million benefit related to the lapse of statute of limitations in Canada and a $0.2 million benefit related to other discrete items recognized during the period, the Company’s effective tax rate for the six months would have been 21.5%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Agreement, dated June 3, 2013 (the “Credit Agreement”). During the quarter ended June 30, 2014, we generated positive operating cash flows of $31.6 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. See Part 1, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements for further details.

We manage a centralized global treasury function in the United States with a focus on concentrating and safeguarding our global cash and cash equivalents. While the majority of our cash is held outside the U.S, we prefer to hold U.S. dollars in addition to the local currencies of our foreign subsidiaries. We expect to use our cash outside the U.S. to support working capital and growth of our foreign operations. While there are no assurances, we believe our global cash is protected given our cash management practices, banking partners and utilization of diversified, high quality investments.

We have global operations that expose us to foreign currency exchange rate fluctuations that may positively or negatively impact our liquidity. We are also exposed to higher interest rates associated with our variable rate debt. To mitigate these risks, we enter into foreign exchange forward and option contracts and interest rate swaps through our cash flow hedging program. See Item 3. Quantitative and Qualitative Disclosures About Market Risk, Foreign Currency Risk, for further details.

The following discussion highlights our cash flow activities during the six months ended June 30, 2014 and 2013.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $97.8 million and $158.0 million as of June 30, 2014 and December 31, 2013, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, for investment in research and development, strategic acquisitions and the purchase of our outstanding stock.

Cash Flows from Operating Activities

For the six months ended June 30, 2014 and 2013, we reported net cash provided by operating activities was $31.6 million and $40.2 million, respectively. Despite increases in net income and depreciation and amortization, the decrease was primarily due to a $6.4 million decrease in cash collected from accounts receivable and an increase of $8.8 million in payments made for operating expenses.

Cash Flows from Investing Activities

For the six months ended June 30, 2014 and 2013, we reported net cash used in investing activities of $43.1 million and $15.3 million, respectively. The increase was due to increased spending on acquisitions of $7.1 million along with a $20.8 million increase in capital expenditures.

Cash Flows from Financing Activities

For the six months ended June 30, 2014 and 2013, we reported net cash used in financing activities of $51.1 million and $30.2 million, respectively. The change in net cash flows from 2013 to 2014 was primarily due to $8.6 million of payments for contingent consideration related to acquisitions, an increase of $6.0 million in purchases of our outstanding common stock and a $2.0 million decrease in net borrowings from our line of credit.

Free Cash Flow

Free cash flow (see “Presentation of Non—GAAP Measurements” below for the definition of free cash flow) decreased for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to the decrease in cash flows provided by operating activities offset partially by a increase in capital expenditures. Free cash flow was $ (2.9) million and $26.6 million for the six months ended June 30, 2014 and 2013, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net cash provided by operating activities	$18,093	$33,717	$31,630	$40,211
Less: Purchases of property, plant and equipment	19,388	9,555	34,483	13,660
Free cash flow	$(1,295)	$24,162	$(2,853)	$26,551

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of June 30, 2014 are summarized as follows (in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total

Credit Facility(1)	$2,580	$4,673	$101,771	$—	$109,024
Equipment financing arrangements	—	—	—	—	—
Contingent consideration	6,583	6,810	—	—	13,393
Purchase obligations	28,596	35,881	—	—	64,477
Operating lease commitments	17,061	52,721	26,342	4,663	100,787
Other debt	3,173	2,860	586	—	6,619
Total	$57,993	$102,945	$128,699	$4,663	$294,300

(1)         Includes estimated interest payments based on the weighted-average interest rate, unused commitment fees, current interest rate swap arrangements, and outstanding debt as of June 30, 2014.

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

Future Capital Requirements

We expect total capital expenditures in 2014 to be within the range of $55 to $65 million. Approximately 70% of these expected capital expenditures are to support growth in our business and 30% relates to the maintenance for existing assets. The anticipated level of 2014 capital expenditures is primarily dependent upon new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technological infrastructure.

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

Client Concentration

During the six months ended June 30, 2014, one of our clients represented 11.8% of our total revenue. Our five largest clients accounted for 38.4% and 41.4% of our consolidated revenue for the three months ended June 30, 2014 and 2013, respectively. Our five largest clients accounted for 37.9% and 41.0% of our consolidated revenue for the six months ended June 30, 2014 and 2013, respectively. We have experienced long-term relationships with our top five clients, ranging from seven to 18 years, with the majority of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long—term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

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

Interest Rate Risk

We entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of June 30, 2014, we had $100.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three and six months ended June 30, 2014, interest accrued at a rate of approximately 1.2% and 1.2% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points during the quarter, there would not have been a material impact to our consolidated financial position or results of operations.

The Company’s interest rate swap arrangements as of June 30, 2014 and December 31, 2013 were as follows:

	Notional Amount	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date
As of June 30, 2014	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
and December 31, 2013	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Foreign Currency Risk

Our subsidiaries in Canada, Costa Rica, Mexico, and the Philippines use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the six months ended June 30, 2014 and 2013, revenue associated with this foreign exchange risk was 33% and 33% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of June 30, 2014 and December 31, 2013 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

As of June 30, 2014	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in the Next 12 Months	Contracts Maturing Through
Canadian Dollar	4,500	$4,382		100.0%	June 2015
Philippine Peso	17,776,000	411,135	(1)	40.0%	March 2019
Mexican Peso	2,395,000	170,462		29.1%	March 2019
		$585,979

As of December 31, 2013	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	7,500	$7,336
Philippine Peso	17,355,000	404,638	(1)
Mexican Peso	2,305,500	166,132
British Pound Sterling	1,200	1,853	(2)
New Zealand Dollar	150	117
		$580,076

(1)        Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on June 30, 2014 and December 31, 2013.

(2)         Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on December 31, 2013.

The fair value of our cash flow hedges at June 30, 2014 was (in thousands):

	Assets / (Liabilities)
	June 30, 2014	Maturing in the Next 12 Months
Canadian Dollar	$(180)	$(180)
Philippine Peso	(3,534)	(3,901)
Mexican Peso	5,832	2,064
	$2,118	$(2,017)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The decrease in fair value from June 30, 2014 largely reflects a broad strengthening in the U.S. dollar.

We recorded net (losses)/gains of approximately $(3.0) million and $6.3 million for settled cash flow hedge contracts and the related premiums for the six months ended June 30, 2014 and 2013, respectively. These (losses)/gains were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Note 6 in the accompanying Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the six months ended June 30, 2014 and 2013, approximately 24% and 22%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in debt or equity securities as of June 30, 2014 or December 31, 2013.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014 to provide such reasonable assurance.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors described in Item 1A. Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Following is the detail of the issuer purchases made during the quarter ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
March 31, 2014				$23,438
April 1, 2014 - April 30, 2014	343,500	$24.19	343,500	$15,127
May 1, 2014 - May 31, 2014	259,872	$25.33	259,872	$33,546
June 1, 2014 - June 30, 2014	63,000	$26.73	63,000	$31,862
Total	666,372		666,372

(1)         In November 2001, our Board of Directors (“the Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in May 2014, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through June 30, 2014, the Board has authorized the repurchase of shares up to a total value of $637.3 million, of which we have purchased 41.3 million shares on the open market for $605.4 million. As of June 30, 2014 the remaining amount authorized for repurchases under the program was approximately $31.9 million. The stock repurchase program does not have an expiration date.

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

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the six months ended June 30, 2014 (unaudited), and (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC.
(Registrant)

Date: August 11, 2014	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: August 11, 2014	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the six months ended June 30, 2014 (unaudited), and (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited).