Form 10-Q
period 2014-09-30
TELETECH HOLDINGS INC
filed 2014-11-05
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 30, 2014, there were 48,732,502 shares of the registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

SEPTEMBER 30, 2014 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(unaudited)

	September 30, 2014	December 31, 2013

ASSETS
Current assets
Cash and cash equivalents	$87,612	$158,017
Accounts receivable, net	266,846	236,099
Prepaids and other current assets	67,803	52,332
Deferred tax assets, net	9,939	11,905
Income tax receivable	7,296	11,198
Total current assets	439,496	469,551

Long-term assets
Property, plant and equipment, net	147,905	126,719
Goodwill	128,830	102,743
Contract acquisition costs, net	1,381	1,642
Deferred tax assets, net	42,868	42,791
Other intangible assets, net	61,831	54,812
Other long-term assets	38,998	44,084
Total long-term assets	421,813	372,791
Total assets	$861,309	$842,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$34,154	$32,031
Accrued employee compensation and benefits	68,421	80,130
Other accrued expenses	34,212	31,659
Income taxes payable	6,224	6,066
Deferred tax liabilities, net	34	590
Deferred revenue	30,187	28,799
Other current liabilities	15,666	11,512
Total current liabilities	188,898	190,787

Long-term liabilities
Line of credit	115,000	100,000
Deferred tax liabilities, net	2,551	2,281
Deferred rent	9,080	9,635
Other long-term liabilities	75,297	63,648
Total long-term liabilities	201,928	175,564
Total liabilities	390,826	366,351

Commitments and contingencies (Note 10)

Mandatorily redeemable noncontrolling interest	2,790	2,509

Stockholders’ equity
Preferred stock - $0.01 par value: 10,000,000 shares authorized; zero shares outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock - $0.01 par value; 150,000,000 shares authorized; 48,805,900 and 50,352,881 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	489	503
Additional paid-in capital	355,824	356,381
Treasury stock at cost: 33,246,353 and 31,699,372 shares as of September 30, 2014 and December 31, 2013, respectively	(518,745)	(477,399)
Accumulated other comprehensive income (loss)	(33,750)	(20,586)
Retained earnings	655,720	606,502
Noncontrolling interest	8,155	8,081
Total stockholders’ equity	467,693	473,482
Total liabilities and stockholders’ equity	$861,309	$842,342

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$305,900	$296,995	$903,611	$875,070

Operating expenses
Cost of services	220,244	208,648	646,346	625,689
Selling, general and administrative	49,847	50,165	148,016	142,080
Depreciation and amortization	13,893	11,463	41,152	33,281
Restructuring charges, net	593	758	1,750	4,181
Impairment losses	—	—	—	1,205
Total operating expenses	284,577	271,034	837,264	806,436

Income from operations	21,323	25,961	66,347	68,634

Other income (expense)
Interest income	542	938	1,545	2,182
Interest expense	(1,646)	(1,799)	(5,197)	(5,567)
Loss on deconsolidation of subsidiary	—	—	—	(3,655)
Other income (expense), net	248	427	5,498	1,503
Total other income (expense)	(856)	(434)	1,846	(5,537)

Income before income taxes	20,467	25,527	68,193	63,097

Provision for income taxes	(5,778)	(6,358)	(14,071)	(12,603)

Net income	14,689	19,169	54,122	50,494

Net income attributable to noncontrolling interest	(1,442)	(1,526)	(3,795)	(2,575)

Net income attributable to TeleTech stockholders	$13,247	$17,643	$50,327	$47,919

Other comprehensive income (loss)
Net income	$14,689	$19,169	$54,122	$50,494
Foreign currency translation adjustment	(16,660)	(1,708)	(11,373)	(18,191)
Derivative valuation, gross	(18,908)	(1,440)	(5,044)	(21,851)
Derivative valuation, tax effect	7,675	412	2,282	8,620
Other, net of tax	248	152	804	451
Total other comprehensive income (loss)	(27,645)	(2,584)	(13,331)	(30,971)
Total comprehensive income (loss)	(12,956)	16,585	40,791	19,523

Less: Comprehensive income attributable to noncontrolling interest	(1,053)	(1,642)	(3,212)	(2,471)

Comprehensive income (loss) attributable to TeleTech stockholders	$(14,009)	$14,943	$37,579	$17,052

Weighted average shares outstanding
Basic	49,093	50,732	49,493	51,643
Diluted	49,940	51,678	50,338	52,499

Net income per share attributable to TeleTech stockholders
Basic	$0.27	$0.35	$1.02	$0.93
Diluted	$0.27	$0.34	$1.00	$0.91

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Stockholders’ Equity of the Company
	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	interest	Equity

Balance as of December 31, 2013	—	$—	50,353	$503	$(477,399)	$356,381	$(20,586)	$606,502	$8,081	$473,482
Net income	—	—	—	—	—	—	—	50,327	3,379	53,706
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(3,150)	(3,150)
Adjustments to redemption value of mandatorily redeemable noncontrolling interest	—	—	—	—	—	—	—	(1,109)	—	(1,109)
Foreign currency translation adjustments	—	—	—	—	—	—	(11,206)	—	(167)	(11,373)
Derivatives valuation, net of tax	—	—	—	—	—	—	(2,762)	—	—	(2,762)
Vesting of restricted stock units	—	—	346	4	5,203	(9,983)	—	—	—	(4,776)
Exercise of stock options	—	—	47	1	713	(400)	—	—	—	314
Excess tax benefit from equity-based awards	—	—	—	—	—	885	—	—	—	885
Equity-based compensation expense	—	—	—	—	—	8,941	—	—	12	8,953
Purchases of common stock	—	—	(1,940)	(19)	(47,262)	—	—	—	—	(47,281)
Other	—	—	—	—	—	—	804	—	—	804
Balance as of September 30, 2014	—	$—	48,806	$489	$(518,745)	$355,824	$(33,750)	$655,720	$8,155	$467,693

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities
Net income	$54,122	$50,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,152	33,281
Amortization of contract acquisition costs	740	753
Amortization of debt issuance costs	527	488
Imputed interest expense and fair value adjustments to contingent consideration	(3,675)	933
Provision for doubtful accounts	471	412
Gain on disposal of assets	—	(94)
Impairment losses	—	1,205
Deferred income taxes	13,051	5,467
Excess tax benefit from equity-based awards	(1,086)	(1,074)
Equity-based compensation expense	9,031	9,842
Gain on foreign currency derivatives	1,756	(75)
Loss on deconsolidation of subsidiary, net of cash of zero and $897, respectively	—	2,758

Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(24,179)	709
Prepaids and other assets	(16,118)	(11,241)
Accounts payable and accrued expenses	(17,830)	(14,020)
Deferred revenue and other liabilities	3,945	(3,225)
Net cash provided by operating activities	61,907	76,613

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	135	—
Purchases of property, plant and equipment, net of acquisitions	(52,234)	(31,832)
Acquisitions, net of cash acquired of $3,525 and $6,423, respectively	(23,903)	(8,956)
Net cash used in investing activities	(76,002)	(40,788)

Cash flows from financing activities
Proceeds from line of credit	1,540,100	1,114,050
Payments on line of credit	(1,525,100)	(1,104,050)
Proceeds from other debt	—	3,709
Payments on other debt	(3,769)	(4,293)
Payments of contingent consideration related to acquisitions	(8,547)	—
Dividends paid to noncontrolling interest	(4,838)	(3,420)
Proceeds from exercise of stock options	314	856
Excess tax benefit from equity-based awards	1,086	1,074
Purchase of treasury stock	(47,281)	(51,627)
Payments of debt issuance costs	—	(1,800)
Net cash used in financing activities	(48,035)	(45,501)

Effect of exchange rate changes on cash and cash equivalents	(8,275)	(9,906)

Decrease in cash and cash equivalents	(70,405)	(19,582)
Cash and cash equivalents, beginning of period	158,017	164,485
Cash and cash equivalents, end of period	$87,612	$144,903

Supplemental disclosures
Cash paid for interest	$4,038	$3,271
Cash paid for income taxes	$10,540	$12,329

Non-cash investing and financing activities
Acquisition of equipment through increase in accounts payable	$2,944	$3,803
Landlord incentive credited to deferred rent	$—	$1,016
Contract acquisition costs credited to accounts receivable	$—	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)                                 OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

TeleTech Holdings, Inc. (“TeleTech” or the “Company”) is a leading provider of customer strategy, analytics-driven and technology-enabled customer engagement management solutions with 41,700 employees delivering services across 25 countries from 59 delivery centers on six continents.

We have deep industry expertise and serve more than 250 customer-focused industry leaders in the Global 1000. Our business is structured and reported in four segments: Customer Management Services (“CMS”), Customer Growth Services (“CGS”), Customer Technology Services (“CTS”), and Customer Strategy Services (“CSS”).

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TeleTech, its wholly owned subsidiaries, its 55% equity owned subsidiary Percepta, LLC, its 80% interest in iKnowtion, LLC, and its 80% interest in Peppers & Rogers Group through the third quarter of 2013 when the final 20% interest was purchased (see Note 2). All intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates including those related to derivatives and hedging activities, income taxes including valuation allowances for deferred tax assets, self-insurance reserves, litigation reserves, restructuring reserves, allowance for doubtful accounts, contingent consideration, and valuation of goodwill, long-lived and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern”, as a new Sub-topic, Accounting Standards Codification Sub-topic 205.40. The new going concern standard codifies in GAAP management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This ASU is effective for interim and annual periods beginning on or after December 15, 2016 and early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operation or related disclosures.

(2)                                 ACQUISITIONS

rogenSi

In the third quarter of 2014, the Company acquired substantially all operating assets of rogenSi Worldwide PTY, Ltd., a global sales and leadership performance training and applied leadership consulting company.

The total purchase price was $33.8 million, subject to certain working capital adjustments, and consists of $17.5 million in cash at closing and $14.5 million in three earn-out payments, contingent on the acquired companies and TeleTech’s CSS business segment achieving certain agreed earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets, as defined in the sale and purchase agreement. Additionally, the estimated purchase price included a $1.8 million hold-back payment for contingencies as defined in the sale and purchase agreement which will be paid in the first quarter of 2016, if required. The earn-out payments are payable in early 2015, 2016 and 2017, based on July 1, 2014 through December 31, 2014, and full year 2015 and 2016 performance, respectively.

The fair value of the contingent consideration was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 4.6% and expected future value of payments of $15.3 million. The $15.3 million of expected future payments was calculated using probability weighted EBITDA assessment with the highest probability associated with rogenSi achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent consideration was approximately $14.5 million. As of September 30, 2014, the fair value of the contingent consideration was $14.5 million, of which $5.8 million and $8.7 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary Estimate of Acquisition Date Fair Value
Cash	$2,668
Accounts receivable	6,415
Other assets	3,342
Property, plant and equipment	578
Customer relationships	9,169
Goodwill	18,038
40,210

Accounts payable	715
Accrued employee compensation and benefits	2,199
Accrued expenses	1,112
Other	2,427
6,453

Total purchase price	$33,757

The estimates of fair value of identifiable assets acquired and liabilities assumed are preliminary, pending completion of a valuation, thus are subject to revisions that may result in adjustments to the values presented above.

The rogenSi customer relationships have been estimated based on similar acquisitions and are amortized over an estimated useful life of five years. The goodwill recognized from the rogenSi acquisition is estimated to be attributable, but not limited to, the acquired workforce and expected synergies within CSS and the Company’s other segments. A portion of the tax basis of the acquired intangibles and goodwill, determined by jurisdiction, will be deductible for income tax purposes. The acquired goodwill and the operating results of rogenSi are reported within the CSS segment from the date of acquisition.

Sofica

In the first quarter of 2014, the Company acquired a 100% interest in Sofica Group, a Bulgarian joint stock company (“Sofica”). Sofica provides customer lifecycle management and other business process services across multiple channels in multiple sites in over 18 languages.

The estimated purchase price of $14.2 million included $9.4 million in cash consideration (including working capital adjustments) and $3.8 million in earn-out payments, payable in 2015 and 2016, contingent on Sofica achieving specified EBITDA targets, as defined by the stock purchase agreement. Additionally, the estimated purchase price includes a $1.0 million hold-back payment for contingencies as defined in the stock purchase agreement which will be paid in the second quarter of 2016, if required.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of the contingent consideration was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 5.0% and expected future value of payments of $4.0 million. The $4.0 million of expected future payments was calculated using a probability weighted EBITDA assessment with the highest probability associated with Sofica achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent consideration was approximately $3.8 million. During the third quarter of 2014, the Company recorded a fair value adjustment of the contingent consideration of $1.8 million based on revised estimates noting higher probability of exceeding the EBITDA targets (see Note 7). As of September 30, 2014, the fair value of the contingent consideration was $5.7 million, of which $2.8 million and $2.9 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively.

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary Estimate of Acquisition Date Fair Value
Cash	$857
Accounts receivable	3,175
Other assets	378
Property, plant and equipment	653
Customer relationships	3,531
Goodwill	7,603
16,197

Accounts payable	296
Accrued employee compensation and benefits	697
Accrued expenses	664
Deferred tax liability and other	368
2,025

Total purchase price	$14,172

The estimates of fair value of identifiable assets acquired and liabilities assumed are preliminary, pending completion of a valuation, thus are subject to revisions that may result in adjustments to the values presented above.

The Sofica customer relationships have been estimated based on similar acquisitions and are amortized over an estimated useful life of five years. The goodwill recognized from the Sofica acquisition was attributable primarily to the acquired workforce of Sofica, expected synergies, and other factors. A portion of the tax basis of the acquired intangibles and goodwill, determined by jurisdiction, will be deductible for income tax purposes. The acquired goodwill and the operating results of Sofica are reported within the CMS segment from the date of acquisition.

WebMetro

In the third quarter of 2013, the Company acquired 100% of WebMetro, a California corporation (“WebMetro”), a digital marketing agency.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The total purchase price was $17.8 million, including $15.3 million in cash consideration (inclusive of working capital adjustments) and $2.5 million in earn-out payments, payable in 2014 and 2015, contingent on WebMetro achieving specified EBITDA targets, as defined by the stock purchase agreement. The first contingent payment of $1.0 million was made in the second quarter of 2014. During the third quarter of 2014, the Company recorded a fair value adjustment to reduce the contingent consideration by $1.7 million based on revised estimates noting the achievement of the EBITDA target is remote (see Note 7). The acquired goodwill and the operating results of WebMetro are reported within the CGS segment.

In the third quarter of 2014, the Company finalized its valuation of WebMetro for the acquisition date assets acquired and liabilities assumed. There were no material measurement period adjustments in 2014.

Financial Impact of Acquired Businesses

The acquired businesses purchased in 2014 and 2013 noted above contributed revenues of $11.1 million and $23.9 million and income from operations of $1.0 million and $1.9 million, inclusive of $0.8 million and $2.1 million of acquired intangible amortization, to the Company for the three and nine months ended September 30, 2014. The acquired businesses purchased in 2013 noted above contributed revenues of $2.5 million and $2.5 million and income from operations of $0.4 million and $0.4 million, inclusive of $0.3 million and $0.3 million of acquired intangibles amortization to the Company for the three and nine months ended September 30, 2013.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables present certain financial data by segment (in thousands):

Three Months Ended September 30, 2014

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$226,814	$—	$226,814	$9,973	$18,625
Customer Growth Services	28,765	—	28,765	1,511	1,800
Customer Technology Services	35,203	(9)	35,194	1,927	(286)
Customer Strategy Services	15,127	—	15,127	482	1,184
Total	$305,909	$(9)	$305,900	$13,893	$21,323

Three Months Ended September 30, 2013

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$217,347	$(312)	$217,035	$8,322	$17,944
Customer Growth Services	25,893	—	25,893	1,148	588
Customer Technology Services	40,712	(63)	40,649	1,538	5,165
Customer Strategy Services	13,418	—	13,418	455	2,264
Total	$297,370	$(375)	$296,995	$11,463	$25,961

Nine Months Ended September 30, 2014

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$673,421	$—	$673,421	$29,607	$55,941
Customer Growth Services	86,545	—	86,545	4,535	5,401
Customer Technology Services	103,735	(28)	103,707	5,650	1,641
Customer Strategy Services	39,938	—	39,938	1,360	3,364
Total	$903,639	$(28)	$903,611	$41,152	$66,347

Nine Months Ended September 30, 2013

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$661,201	$(943)	$660,258	$24,716	$55,140
Customer Growth Services	71,148	—	71,148	2,622	1,244
Customer Technology Services	111,075	(220)	110,855	4,543	13,882
Customer Strategy Services	33,604	(795)	32,809	1,400	(1,632)
Total	$877,028	$(1,958)	$875,070	$33,281	$68,634

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Capital Expenditures
Customer Management Services	$13,891	$15,108	$38,390	$25,504
Customer Growth Services	1,270	1,274	2,939	2,025
Customer Technology Services	2,371	1,642	10,409	3,930
Customer Strategy Services	219	148	496	373
Total	$17,751	$18,172	$52,234	$31,832

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	September 30, 2014	December 31, 2013
Total Assets
Customer Management Services	$540,868	$554,015
Customer Growth Services	85,202	86,416
Customer Technology Services	168,026	157,040
Customer Strategy Services	67,213	44,871
Total	$861,309	$842,342

	September 30, 2014	December 31, 2013
Goodwill
Customer Management Services	$27,274	$19,819
Customer Growth Services	30,395	30,128
Customer Technology Services	42,709	42,709
Customer Strategy Services	28,452	10,087
Total	$128,830	$102,743

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$143,854	$137,205	$427,919	$401,294
Philippines	89,963	89,206	262,171	263,365
Latin America	42,725	43,343	128,029	132,673
Europe / Middle East / Africa	20,825	18,929	62,308	52,551
Asia Pacific	7,168	4,504	18,926	13,087
Canada	1,365	3,808	4,258	12,100
Total Revenue	$305,900	$296,995	$903,611	$875,070

(4)                                 SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had one client that contributed in excess of 10% of total revenue for the nine months ended September 30, 2014. This client contributed 11.9% and 11.5% of total revenue for the three months ended September 30, 2014 and 2013. This client contributed 11.9% and 11.7% for the nine months ended September 30, 2014 and 2013. This client had an outstanding receivable balance of $31.5 million and $29.3 million as of September 30, 2014 and 2013.

The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs periodic credit evaluations of its clients and maintains allowances for uncollectible accounts and may require pre-payment for services. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk existed as of September 30, 2014.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(5)                                 GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consisted of the following (in thousands):

	December 31, 2013	Acquisitions/ Adjustments	Impairments	Effect of Foreign Currency	September 30, 2014

Customer Management Services	$19,819	$7,603	$—	$(148)	$27,274
Customer Growth Services	30,128	267	—	—	30,395
Customer Technology Services	42,709	—	—	—	42,709
Customer Strategy Services	10,087	18,388	—	(23)	28,452
Total	$102,743	$26,258	$—	$(171)	$128,830

The Company performs a goodwill impairment assessment on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist.

The Company identified a triggering event based on the continued decline during the second quarter of 2014 in operating results of the TSG reporting unit within the CTS segment. At June 30, 2014, the Company completed an interim quantitative assessment of the TSG reporting unit’s fair value using an income based approach. Key assumptions used in the fair value calculation included, but were not limited to, a perpetuity growth rate of 3.0% based on the current inflation rate combined with the GDP growth rate for the reporting unit’s geographical region and a discount rate of 19.1%, which is equal to the reporting unit’s equity risk premium adjusted for its size and company specific risk factors. Estimated future cash flows under the income approach were based on the Company’s internal business plan and adjusted as appropriate for the Company’s view of market participant assumptions. The business plan assumed the occurrence of certain events in the future, such as realignment of operations and reduction of general and administrative costs. Significant differences in some or all of these assumptions may impact the calculated fair value of this reporting unit resulting in impairment to goodwill in a future period. The goodwill attributable to the TSG reporting unit was $23.0 million. As of June 30, 2014, the fair value of the TSG reporting unit exceeded its carrying value by 8%. The TSG reporting unit is meeting expectation and there were no further triggering events. The Company will continue to review the calculated fair value of the TSG reporting unit until the fair value is substantially in excess of its carrying value.

During the quarter ended September 30, 2014, the Company assessed whether any indicators of impairment existed for any of the reporting units and concluded there were none.

(6)                                 DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange and interest rate related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Interest rate derivatives consist of interest rate swaps to reduce the Company’s exposure to interest rate fluctuations associated with its variable rate debt. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets consider, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of September 30, 2014, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 (in thousands and net of tax):

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Aggregate unrealized net gain/(loss) at beginning of period	$119	$(2,644)	$(8,352)	$9,559
Add: Net gain/(loss) from change in fair value of cash flow hedges	(11,245)	(630)	(4,948)	(9,332)
Less: Net (gain)/loss reclassified to earnings from effective hedges	12	(398)	2,186	(3,899)
Aggregate unrealized net gain/(loss) at end of period	$(11,114)	$(3,672)	$(11,114)	$(3,672)

The Company’s foreign exchange cash flow hedging instruments as of September 30, 2014 and December 31, 2013 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

As of September 30, 2014	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in the Next 12 Months	Contracts Maturing Through
Canadian Dollar	3,000	$2,909		100.0%	June 2015
Philippine Peso	17,753,000	405,369	(1)	34.7%	August 2019
Mexican Peso	2,411,000	171,234		28.9%	July 2019
Total		$579,512

As of December 31, 2013	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	7,500	$7,336
Philippine Peso	17,355,000	404,638	(1)
Mexican Peso	2,305,500	166,132
British Pound Sterling	1,200	1,853
New Zealand Dollar	150	117
Total		$580,076

(1)         Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on September 30, 2014 and December 31, 2013.

The Company’s interest rate swap arrangements as of September 30, 2014 and December 31, 2013 were as follows:

	Notional Amount	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date
As of September 30, 2014	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
and December 31, 2013	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of September 30, 2014 and December 31, 2013 the total notional amounts of the Company’s forward contracts used as fair value hedges were $226.8 million and $204.5 million, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivative Valuation and Settlements

The Company’s derivatives and related fair value as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014
Designation:	Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange	Interest Rate	Foreign Exchange	Leases
Derivative classification:	Cash Flow	Cash Flow	Fair Value	Embedded Derivative

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$1,998	$—	$77	$—
Other long-term assets	1,184	—	—	—
Other current liabilities	(8,671)	(1,019)	(2,585)	—
Other long-term liabilities	(11,609)	(562)	—	—
Total fair value of derivatives, net	$(17,098)	$(1,581)	$(2,508)	$—

	December 31, 2013
Designation:	Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange	Interest Rate	Foreign Exchange	Leases
Derivative classification:	Cash Flow	Cash Flow	Fair Value	Embedded Derivative

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$3,379	$—	$97	$—
Other long-term assets	1,439	—	—	—
Other current liabilities	(4,595)	(1,028)	(815)	(116)
Other long-term liabilities	(11,708)	(1,124)	—	—
Total fair value of derivatives, net	$(11,485)	$(2,152)	$(718)	$(116)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended September 30,
	2014		2013
Designation :	Designated as Hedging Instruments		Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange	Interest Rate	Foreign Exchange	Interest Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in other comprehensive income (loss) - effective portion, net of tax	$(11,271)	$26	$(476)	$(154)

Amount and location of net gain or (loss) reclassified from accumulated OCI to income - effective portion:
Revenue	$248	$—	$917	$—
Interest Expense	—	(267)	—	(264)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended September 30,
	2014			2013
Designation :	Not Designated as Hedging Instruments			Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange		Leases	Foreign Exchange		Leases
Derivative classification:	Option and Forward Contracts	Fair Value	Embedded Derivative	Option and Forward Contracts	Fair Value	Embedded Derivative

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income:
Costs of services	$—	$—	$—	$—	$—	$18
Other income (expense), net	$—	$3,708	$—	$—	$(2,373)	$—

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Nine Months Ended September 30,
	2014		2013
Designation :	Designated as Hedging Instruments		Designated as Hedging Instruments
Derivative contracts:	Foreign Exchange	Interest Rate	Foreign Exchange	Interest Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in other comprehensive income (loss) - effective portion, net of tax	$(4,814)	$(134)	$(9,254)	$(78)

Amount and location of net gain or (loss) reclassified from accumulated OCI to income - effective portion:
Revenue	$(2,795)	$—	$7,227	$—
Interest Expense	—	(790)	—	(778)

	Nine Months Ended September 30,
	2014			2013
Designation :	Not Designated as Hedging Instruments			Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange		Leases	Foreign Exchange		Leases
Derivative classification:	Option and Forward Contracts	Fair Value	Embedded Derivative	Option and Forward Contracts	Fair Value	Embedded Derivative

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income:
Costs of services	$—	$—	$116	$—	$—	$131
Other income (expense), net	$—	$1,502	$—	$—	$(3,620)	$—

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

The following presents information as of September 30, 2014 and December 31, 2013 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of September 30, 2014 and December 31, 2013, the Company had $115.0 million and $100.0 million, respectively, of borrowings outstanding under the Credit Agreement. During the three and nine months ended September 30, 2014 outstanding borrowings accrued interest at an average rate of 1.2% and 1.2% per annum, respectively, excluding unused commitment fees. The amounts recorded in the accompanying balance sheets approximate fair value due to the variable nature of the debt.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of September 30, 2014, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of September 30, 2014 and December 31, 2013 (in thousands):

As of September 30, 2014

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(17,098)	$—	$(17,098)
Interest rate swaps	—	(1,581)	—	(1,581)
Embedded derivatives	—	—	—	—
Fair value hedges	—	(2,508)	—	(2,508)
Total net derivative asset (liability)	$—	$(21,187)	$—	$(21,187)

As of December 31, 2013

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(11,485)	$—	$(11,485)
Interest rate swaps	—	(2,152)	—	(2,152)
Fair value hedges	—	(718)	—	(718)
Embedded derivatives	—	(116)	—	(116)
Total net derivative asset (liability)	$—	$(14,471)	$—	$(14,471)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a summary of all the Company’s fair value measurements as of September 30, 2014 and December 31, 2013 (in thousands):

As of September 30, 2014

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$—	$—	$—
Derivative instruments, net	—	—	—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(8,237)	$—
Derivative instruments, net	—	(21,187)	—
Contingent consideration	—	—	(27,302)
Total liabilities	$—	$(29,424)	$(27,302)

As of December 31, 2013

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$—	$240	$—
Derivative instruments, net	—	—	—
Total assets	$—	$240	$—

Liabilities
Deferred compensation plan liability	$—	$(6,829)	$—
Derivative instruments, net	—	(14,471)	—
Contingent consideration	—	—	(21,748)
Total liabilities	$—	$(21,300)	$(21,748)

Money Market Investments — The Company invests in various well-diversified money market funds which are managed by financial institutions. These money market funds are not publicly traded, but have historically been highly liquid. The value of the money market funds are determined by the banks based upon the funds’ net asset values (“NAV”). As of December 31, 2013, the money market funds permit daily investments and redemptions at a $1.00 NAV.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Contingent Consideration — The Company recorded contingent consideration related to the acquisitions of iKnowtion, Guidon, TSG, WebMetro, Sofica and rogenSi. These contingent payables were recognized at fair value using a discounted cash flow approach and a discount rate of 21.0%, 21.0%, 4.6%, 5.3%, 5.0% or 4.6%, respectively. The discount rates vary dependant on the specific risks of each acquisition including the country of operation, the nature of services and complexity of the acquired business, and other factors. These measurements were based on significant inputs not observable in the market. The Company will accrete interest expense each period using the effective interest method until the future value of these contingent payables reaches their expected future value of $28.5 million. Interest expense related to all recorded contingent payables is included in Interest expense in the Consolidated Statements of Comprehensive Income (Loss).

During the second quarter of 2014, the Company recorded a fair value adjustment of the contingent consideration associated with the TSG reporting unit within the CTS segment based on revised estimates noting achievement of the targeted 2014 EBITDA is remote. Accordingly, a $4.0 million reduction in the payable was recorded as of June 30, 2014 and was included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

During the third quarter of 2014, the Company recorded a fair value adjustment of the contingent consideration associated with the Sofica reporting unit within the CMS segment of $1.8 million as revised estimates reflect Sofica exceeding its EBITDA targets under stock purchase agreement for both 2014 and 2015. Accordingly, the $1.8 million increase in the payable was recorded as of September 30, 2014 and is included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

Additionally, during the third quarter of 2014, the Company recorded a fair value adjustment of the contingent consideration associated with the WebMetro reporting unit within the CGS segment based on revised estimates noting achievement of the targeted 2014 EBITDA is remote. Accordingly, a $1.7 million reduction in the payable was recorded as of September 30, 2014 and was included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

A rollforward of the activity in the Company’s fair value of the contingent consideration is as follows (in thousands):

	December 31, 2013	Acquisitions	Payments	Imputed Interest / Adjustments	September 30, 2014

iKnowtion	$3,470	$—	$(1,400)	$165	$2,235
Guidon	2,637	—	(1,426)	(211)	1,000
TSG	12,933	—	(5,292)	(3,799)	3,842
WebMetro	2,708	—	(1,026)	(1,682)	—
Sofica	—	3,830	—	1,822	5,652
rogenSi	—	14,543	—	30	14,573
Total	$21,748	$18,373	$(9,144)	$(3,675)	$27,302

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

During the third quarter of 2014, the Company settled an audit with the taxing authorities in the Netherlands for tax years 2010 and 2011. An expense of $1.3 million was recorded in the quarter as a result of that settlement and the related impact through 2014.

As of September 30, 2014, the Company had $52.8 million of gross deferred tax assets (after an $10.2 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $50.2 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.

The effective tax rate for the three and nine months ended September 30, 2014 was 28.2% and 20.6%, respectively. The effective tax rate for the three and nine months ended September 30, 2013 was 24.9% and 20.0%, respectively.

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2011 to present remain open tax years. The IRS has concluded its audit in the United Sates for tax years 2009, 2011 and 2012 resulting in no changes to the Company’s financial statements or tax liabilities as previously reported.

The Company is currently under audit of income taxes in Canada for tax years 2009 and 2010. Although the outcome of examination by taxing authorities is always uncertain, it is the opinion of management that the resolution of this audit will not have a material effect on the Company’s Consolidated Financial Statements.

(9)                                 RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the three and nine months ended September 30, 2014 and 2013, the Company undertook restructuring activities primarily associated with reductions in the Company’s capacity and workforce in several of its segments to better align the capacity and workforce with current business needs.

A summary of the expenses recorded in Restructuring, net in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013, respectively, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reduction in force
Customer Management Services	$358	$628	$1,404	$3,614
Customer Growth Services	—	7	37	7
Customer Technology Services	235	73	309	73
Customer Strategy Services	—	—	—	189
Total	$593	$708	$1,750	$3,883

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Facility exit charges
Customer Management Services	$—	$50	$—	$298
Customer Growth Services	—	—	—	—
Customer Technology Services	—	—	—	—
Customer Strategy Services	—	—	—	—
Total	$—	$50	$—	$298

A rollforward of the activity in the Company’s restructuring accruals is as follows (in thousands):

	Closure of Delivery Centers	Reduction in Force	Total

Balance as of December 31, 2013	$—	$1,353	$1,353
Expense	—	1,790	1,790
Payments	—	(1,935)	(1,935)
Change in estimates	—	(40)	(40)
Balance as of September 30, 2014	$—	$1,168	$1,168

The remaining restructuring accruals are expected to be paid or extinguished during the next 12 months and are all classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

Impairment Losses

During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain delivery centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of its asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three and nine months ended September 30, 2014, the Company recognized no losses related to leasehold improvement assets. During the three and nine months ended September 30, 2013, the Company recognized zero and $0.1 million, respectively, of losses related to leasehold improvement assets in the CMS segment.

During the second quarter of 2013, the Company recorded an impairment charge of $1.1 million related to the PRG trade name intangible asset within the CSS segment. This expense was included in the Impairment losses in the Consolidated Statements of Comprehensive Income (Loss).

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

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, stock repurchases and other strategic activities, such as the acquisitions described in Note 2. As of September 30, 2014 and December 31, 2013, the Company had borrowings of $115.0 million and $100.0 million, respectively, under its Credit Agreement, and its average daily utilization was $291.0 million and $240.9 million for the nine months ended September 30, 2014 and 2013, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $3.5 million, the Company’s remaining borrowing capacity was $581.5 million as of September 30, 2014. As of September 30, 2014, the Company was in compliance with all covenants and conditions under its Credit Agreement.

From time-to-time, the Company has unsecured, uncommitted lines of credit to support working capital for a few foreign subsidiaries. As of September 30, 2014 and 2013, no foreign loans were outstanding.

Letters of Credit

As of September 30, 2014, outstanding letters of credit under the Credit Agreement totaled $3.5 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of September 30, 2014, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $1.4 million.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(11)                          NONCONTROLLING INTEREST

The following table reconciles equity attributable to noncontrolling interest (in thousands):

	Nine Months Ended September 30,
	2014	2013
Noncontrolling interest, January 1	$8,081	$12,978
Net income attributable to noncontrolling interest	3,379	2,290
Dividends distributed to noncontrolling interest	(3,150)	(3,148)
Deconsolidation of a subsidiary	—	(121)
Purchase of remaining interest in subsidiary	—	(4,140)
Foreign currency translation adjustments	(167)	(104)
Equity-based compensation expense	12	25
Noncontrolling interest, September 30	$8,155	$7,780

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

A rollforward of the mandatorily redeemable noncontrolling interest is included in the table below (in thousands).

	Nine Months Ended September 30,
	2014	2013
Mandatorily redeemable noncontrolling interest, January 1	$2,509	$1,067
Net income attributable to mandatorily redeemable noncontrolling interest	416	284
Working capital distributed to mandatorily redeemable noncontrolling interest	(1,244)	(272)
Change in redemption value	1,109	1,178
Mandatorily redeemable noncontrolling interest, September 30	$2,790	$2,257

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(13)                          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign Currency Translation Adjustment	Derivative Valuation, Net of Tax	Other, Net of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2013	$(10,581)	$(8,352)	$(1,653)	$(20,586)

Other comprehensive (loss) income before reclassifications	(11,206)	(4,948)	41	(16,113)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,186	763	2,949
Net current period other comprehensive income (loss)	(11,206)	(2,762)	804	(13,164)

Accumulated other comprehensive income (loss) at September 30, 2014	$(21,787)	$(11,114)	$(849)	$(33,750)

Accumulated other comprehensive income (loss) at December 31, 2012	$15,673	$9,559	$(2,251)	$22,981

Other comprehensive income (loss) before reclassifications	(18,087)	(9,332)	4	(27,415)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3,899)	447	(3,452)
Net current period other comprehensive income (loss)	(18,087)	(13,231)	451	(30,867)

Accumulated other comprehensive income (loss) at September 30, 2013	$(2,414)	$(3,672)	$(1,800)	$(7,886)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income to the statement of comprehensive income (in thousands):

	For the Three Months Ended		Statement of Comprehensive Income
	September 30, 2014	September 30, 2013	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$248	$917	Revenue
Loss on interest rate swaps	(267)	(264)	Interest expense
Tax effect	7	(255)	Provision for income taxes
	$(12)	$398	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(270)	$(156)	Cost of services
Tax effect	16	9	Provision for income taxes
	$(254)	$(147)	Net (loss)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the Nine Months Ended		Statement of Comprehensive Income
	September 30, 2014	September 30, 2013	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$(2,795)	$7,227	Revenue
Loss on interest rate swaps	(790)	(778)	Interest expense
Tax effect	1,399	(2,550)	Provision for income taxes
	$(2,186)	$3,899	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(811)	$(473)	Cost of services
Tax effect	48	26	Provision for income taxes
	$(763)	$(447)	Net (loss)

(14)                          NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Shares used in basic earnings per share calculation	49,093	50,732	49,493	51,643
Effect of dilutive securities:
Stock options	420	425	420	412
Restricted stock units	427	521	425	444
Performance-based restricted stock units	—	—	—	—
Total effects of dilutive securities	847	946	845	856
Shares used in dilutive earnings per share calculation	49,940	51,678	50,338	52,499

For the three months ended September 30, 2014 and 2013, options to purchase 0.1 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti—dilutive. For the nine months ended September 30, 2014 and 2013, options to purchase 0.1 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the three months ended September 30, 2014 and 2013, restricted stock units (“RSUs”) of 0.4 million and 0.2 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2014 and 2013, RSUs of 0.2 million and 0.2 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(15)                          EQUITY-BASED COMPENSATION PLANS

All equity—based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date. During the three and nine months ended September 30, 2014 and 2013, the Company recognized total compensation expense of $3.2 million and $9.0 million and $3.3 million and $9.8 million, respectively. Of the total compensation expense, $0.5 million and $1.7 million was recognized in Cost of services and $2.2 million and $7.3 million was recognized in Selling, general and administrative during the three and nine months ended September 30, 2014. During the three and nine months ended September 30, 2013, the Company recognized compensation expense of $0.6 million and $1.6 million in Cost of Services and $2.7 million and $8.3 million, in Selling, general and administrative, respectively.

Restricted Stock Unit Grants

During the nine months ended September 30, 2014 and 2013, the Company granted 583,333 and 755,835 RSUs, respectively, to new and existing employees, which vest in equal installments over four or five years. During the nine months ended September 30, 2014 and 2013, the grants weighted average stock price was $27.00 and $21.56, respectively. The Company recognized compensation expense related to RSUs of $3.0 million and $8.6 million for the three and nine months ended September 30, 2014, respectively. The Company recognized compensation expense related to RSUs of $3.1 million and $9.4 million for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014, there was approximately $29.5 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

As of September 30, 2014 and 2013, the Company had performance-based RSUs outstanding that vest based on the Company achieving specified revenue and operating income performance targets. The Company determined it was not probable that some grants’ performance targets would be met; therefore no expense was recognized related to these grants for the three and nine months ended September 30, 2014 or 2013. For another issued grant, the Company has estimated that the performance condition will be partially met, and therefore, an appropriate amount was expensed in the third quarter of 2014.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

TeleTech Holdings, Inc. is a leading provider of customer strategy, analytics-driven and technology-enabled customer engagement management solutions with 41,700 employees delivering services across 25 countries from 59 delivery centers on six continents. Our revenue for the quarter ended September 30, 2014 was $306 million.

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

To improve our competitive position in a rapidly changing market and stay strategically relevant to our clients, we continue to invest in innovation and growth businesses, diversifying our traditional business process outsourcing into high-margined analytics and technology-enabled services. Of the $306 million in revenue we reported in the current period, approximately 26% or $79 million came from our emerging CGS, CTS, and CSS segments.

Consistent with our growth and diversification strategy, we continue to invest in technology differentiation, analytics, cloud computing, digital marketing, and geographic footprint. In the third quarter 2014, we acquired substantially all operating assets of rogenSi Worldwide PTY, Ltd., a global sales and leadership performance training and applied leadership consulting company. In first quarter 2014, we acquired Sofica, a customer lifecycle management and business process company based in Central Europe. In 2013, we acquired WebMetro, a digital marketing agency, and completed the buy-out of a 20% interest in Peppers & Rogers Group, our global strategic consulting business.

Our strong balance sheet, cash flows from operations and access to capital markets have provided us the financial flexibility to effectively fund our organic growth, strategic acquisitions, incremental investments and stock repurchase program.

Business Overview

In the third quarter of 2014, our revenue increased 3.0% to $305.9 million over the same period in 2013. The increase in revenue is comprised of growth in the Customer Management Services, Customer Growth Services and Customer Strategy Services segments which collectively grew 5.6%, offset by a decline in the Customer Technology Services segment. The decline in the Customer Technology Services segment is primarily related to a decline in revenue from our Avaya based offerings.

Our third quarter 2014 income from operations decreased $4.6 million to $21.3 million or 7.0% of revenue, from $26.0 million or 8.7% of revenue in the third quarter of 2013. The decrease is primarily due to a $5.5 million reduction in Customer Technology Services with $1.0 million related to the decrease in revenue from Avaya based offerings, $1.4 million of one-time technology and managed service expenses, $1.2 million in additional selling, general and administrative expenses related to investments in sales, marketing and research and development associated with the build out of the CISCO cloud solution, and $0.5 million associated with severance and other costs related to the integration of TSG into the Customer Technology Services segment. Income from operations in the third quarter of 2014 and 2013 included $0.6 million and $0.8 million of restructuring charges and asset impairments, respectively.

Our offshore delivery centers serve clients based in North America and in other countries, and spans four countries with 18,900 workstations and representing 63% of our global delivery capability. Revenue from services provided in these offshore locations was $115 million and represented 45% of our revenue for the third quarter of 2014, as compared to $123 million and 50% of our revenue for third quarter of 2013, with both years excluding revenue from the acquisitions completed outside the CMS and CGS segments.

Our cash flow from operations and available credit allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows. At September 30, 2014, we had $87.6 million of cash and cash equivalents, total debt of $121.1 million, and a total debt to total capitalization ratio of 20.6%.

We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of September 30, 2014, the overall capacity utilization in our multi-client centers was 82%. The table below presents workstation data for our multi-client centers as of September 30, 2014 and 2013. Dedicated and Managed Centers (5,401 and 4,145 workstations, at September 30, 2014 and 2013, respectively) are excluded from the workstation data as unused workstations in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized multi-client production workstations compared to the total number of available multi-client production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	September 30, 2014			September 30, 2013
	Total Production Workstations	In Use	% In Use	Total Production Workstations	In Use	% In Use

Multi-client centers
Sites open <1 year	441	394	89%	1,317	449	34%
Sites open >1 year	24,099	19,622	81%	22,368	18,258	82%
Total multi-client centers	24,540	20,016	82%	23,685	18,707	79%

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

Recently Issued Accounting Pronouncements

Refer to Part I, Item 1. Financial Statements, Note 1 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

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

Management believes there have been no significant policy changes during the nine months ended September 30, 2014, to the items we disclosed as our critical accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Three months ended September 30, 2014 compared to three months ended September 30, 2013

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended September 30, 2014 and 2013 (in thousands). All inter—company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Revenue	$226,814	$217,035	$9,779	4.5%
Operating Income	18,625	17,944	681	3.8%
Operating Margin	8.2%	8.3%

The change in revenue for the Customer Management Services segment was attributable to a $13.4 million net increase in client programs and acquisitions offset by program completions of $3.6 million. Revenue was relatively unaffected due to foreign currency fluctuations.

The operating income as a percentage of revenue decreased slightly to 8.2% in the third quarter of 2014 as compared to 8.3% in the prior period. Adjusted for the positive $0.4 million of foreign currency impact, the operating income margin decreased due to increased investment in sales, marketing and research and development offset by operational efficiencies and lower restructuring charges of $0.4 million in the third quarter of 2014 as compared to $0.7 million in the third quarter of 2013. Included in the operating income was amortization related to acquired intangibles of $0.2 million and zero for the quarters ended September 30, 2014 and 2013, respectively.

Customer Growth Services

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Revenue	$28,765	$25,893	$2,872	11.1%
Operating Income	1,800	588	1,212	206.1%
Operating Margin	6.3%	2.3%

The change in revenue for the Customer Growth Services segment was due to the combination of a net increase in client programs and the acquisition of WebMetro in August 2013 of $5.1 million in an aggregate amount, offset by program completions of $2.2 million.

The operating income as a percentage of revenue increased to 6.3% in the third quarter of 2014 as compared to 2.3% in the prior period. This increase was primarily driven by program operational improvements and a shift in program mix to additional outcome-based higher margin programs. Included in the operating income was amortization related to acquired intangibles of $0.7 million and $0.5 million for the quarters ended September 30, 2014 and 2013, respectively.

Customer Technology Services

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Revenue	$35,194	$40,649	$(5,455)	(13.4)%
Operating Income (Loss)	(286)	5,165	(5,451)	(105.5)%
Operating Margin	(0.8)%	12.7%

Revenue for the Customer Technology Services segment decreased by $5.5 million compared to the prior year quarter. The decrease in revenue was primarily attributable to a reduction in the Avaya based offerings.

The segment had an operating loss of (0.8)% as a percentage of revenue in the third quarter of 2014 as compared to income of 12.7% in the prior period. The decrease in operating income was primarily the result of a $1.0 million decline tied to the lower Avaya platform revenue, $1.4 million related to one-time technology and managed service expenses, $1.2 million in additional selling, general and administrative expenses related to investments in sales, marketing and research and development associated with the build out of the CISCO cloud solution, and $0.5 million associated with severance and other costs related to the integration of TSG into the Customer Technology Services segment. Included in the operating income was amortization related to acquired intangibles of $1.1 million and $1.0 million for the quarters ended September 30, 2014 and 2013, respectively.

Customer Strategy Services

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Revenue	$15,127	$13,418	$1,709	12.7%
Operating Income	1,184	2,264	(1,080)	(47.7)%
Operating Margin	7.8%	16.9%

The increase in revenue for the Customer Strategy Services segment was related to organic growth across our geographies and our consulting practices including our strategy, operations and technology, analytics and learning innovations practices and the acquisition of rogenSi in August 2014.

The operating income as a percentage of revenue decreased to 7.8% in the third quarter of 2014 as compared to 16.9% in the prior period. The reduction in operating income was related to the third quarter billable utilization which was adversely impacted by geographic and practice area supply versus demand which is not anticipated to continue. Included in the operating income was amortization expense of $0.5 million and $0.4 million for the quarters ended September 30, 2014 and 2013, respectively.

Interest Income (Expense)

For the three months ended September 30, 2014 interest income decreased to $0.5 million from $0.9 million in the same period in 2013. Interest expense decreased to $1.6 million during 2014 from $1.8 million during 2013 which primarily resulted from lower accretion of deferred acquisition costs.

Other Income (Expense), Net

Included in the three months ended September 30, 2014 was a $1.8 million expense and a $1.7 million benefit related to fair value adjustments of the contingent consideration for two of our acquisitions (see Part I, Item 1. Financial Statements, Note 7 to the Consolidated Financial Statements for further details).

Income Taxes

The effective tax rate for the three months ended September 30, 2014 was 28.2%. This compares to an effective tax rate of 24.9% for the same period of 2013. The effective tax rate for the three months ended September 30, 2014 was influenced by earnings in international jurisdictions currently under an income tax holiday and the relative distribution of income between the U.S. and international tax jurisdictions. Without a $0.2 million benefit related to restructuring charges, and $1.3 million of expense related to the Netherlands audit, our effective tax rate for the third quarter would have been 22.0%.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the nine months ended September 30, 2014 and 2013 (in thousands). All inter—company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Revenue	$673,421	$660,258	$13,163	2.0%
Operating Income	55,941	55,140	801	1.5%
Operating Margin	8.3%	8.4%

The change in revenue for the Customer Management Services segment was attributable to a $52.2 million net increase in client programs and acquisitions offset by program completions of $18.7 million. Revenue was further impacted by a $20.3 million reduction due to foreign currency fluctuations, primarily associated with the Australian dollar and the Brazilian Real.

The operating income as a percentage of revenue decreased slightly to 8.3% in the nine months ended September 30, 2014 as compared to 8.4% in the prior period. Adjusted for the negative $5.2 million of foreign currency impact, the operating income margin increased on operational efficiencies, increased revenue and lower restructuring charges of $1.4 million in the nine months of 2014 as compared to $3.9 million in the nine months of 2013. Included in the operating income was amortization related to acquired intangibles of $0.2 million and zero for the nine months ended September 30, 2014 and 2013, respectively.

Customer Growth Services

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Revenue	$86,545	$71,148	$15,397	21.6%
Operating Income	5,401	1,244	4,157	334.2%
Operating Margin	6.2%	1.7%

The change in revenue for the Customer Growth Services segment was due to the combination of a net increase in client programs and the acquisition of WebMetro in August 2013 of $22.5 million in an aggregate amount, offset by program completions of $6.4 million, and a $0.7 million reduction due to foreign currency fluctuations.

The operating income as a percentage of revenue increased to 6.2% in the nine months ended September 30, 2014 as compared to 1.7% in the prior period. This increase was primarily driven by program operational improvements and a shift in program mix to additional outcome-based higher margin programs. Included in the operating income was amortization related to acquired intangibles of $2.0 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively.

Customer Technology Services

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Revenue	$103,707	$110,855	$(7,148)	(6.4)%
Operating Income	1,641	13,882	(12,241)	(88.2)%
Operating Margin	1.6%	12.5%

Revenue for the Customer Technology Services segment decreased by $7.1 million between the two periods. The decrease in revenue was primarily attributable to a $10.2 million decrease in revenue from the Avaya based offerings offset, in part, by approximately $1.9 million of additional CISCO cloud revenue.

The operating income as a percentage of revenue decreased to 1.6% in the nine months ended September 30, 2014 as the compared to 12.5% in the prior period. The decrease in operating income was primarily the result of a $4.4 million decline tied to lower Avaya platform revenue, $4.0 million of additional selling, general and administrative expenses related to investments in sales, marketing and research and development expenses related to the build out of the CISCO cloud solution, $1.4 million related to one-time charges for technology and managed service expenses, a $1.1 million increase in depreciation expense tied to the increased number of cloud solutions in service, and $0.5 million in severance and other cost associated with the integration of TSG into the Customer Technology Services segment. Included in the operating income was amortization related to acquired intangibles of $3.4 million and $3.0 million for the nine months ended September 30, 2014 and 2013, respectively.

Customer Strategy Services

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Revenue	$39,938	$32,809	$7,129	21.7%
Operating Income (Loss)	3,364	(1,632)	4,996	306.1%
Operating Margin	8.4%	(5.0)%

The increase in revenue for the Customer Strategy Services segment was related to organic growth across our geographies and our consulting practices including our strategy, operations and technology, analytics and learning innovation practices and the acquisition of rogenSi in August 2014.

The operating income as a percentage of revenue increased to 8.4% in the nine months ended September 30, 2014 as compared to a loss of (5.0)% in the prior period. The improvement in the CSS operating income was primarily the result of the 21.7% increase in revenue in combination with the restructure and full integration of this segment’s multiple acquisitions initiated in the third quarter of 2013. Additionally the increase in operating income was partially related to the impairment charges of $1.1 million recorded as a result of the deconsolidation of a subsidiary in the prior period (see Part I, Item 1. Financial Statements, Note 16 to the Consolidated Financial Statements for further details). Included in the operating income was amortization expense of $1.3 million and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively.

Interest Income (Expense)

For the nine months ended September 30, 2014 interest income decreased to $1.5 million from $2.2 million in the same period in 2013. Interest expense decreased to $5.2 million during 2014 from $5.6 million in 2013 which primarily resulted from lower accretion of deferred acquisition costs.

Other Income (Expense), Net

Included in the nine months ended September 30, 2014 was a $4.0 million benefit, a $1.7 million benefit and a $1.8 million expense related to fair value adjustments of the contingent consideration for three of our acquisitions (see Part I, Item 1. Financial Statements, Note 7 to the Consolidated Financial Statements for further details).

Included in the nine months ended September 30, 2013, was a $3.7 million charge related to the deconsolidation of a subsidiary (see Part I, Item 1. Financial Statements, Note 16 to the Consolidated Financial Statements for further details).

Income Taxes

The effective tax rate for the nine months ended September 30, 2014 was 20.6%. This compares to an effective tax rate of 20.0% for the same period of 2013. The effective tax rate for the nine months ended September 30, 2014 was influenced by earnings in international jurisdictions currently under an income tax holiday and the relative distribution of income between the U.S. and international tax jurisdictions. Without a $0.4 million benefit related to changes in the valuation allowance, a $0.6 million benefit related to restructuring charges, a $1.2 million benefit related to the lapse of statute of limitations in Canada, $1.3 million of expense related to the Netherlands audit, and a $0.1 million benefit related to other discrete items recognized during the period, the Company’s effective tax rate for the nine months would have been 21.6%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Agreement, dated June 3, 2013 (the “Credit Agreement”). During the quarter ended September 30, 2014, we generated positive operating cash flows of $61.9 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. See Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements for further details.

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

The following discussion highlights our cash flow activities during the nine months ended September 30, 2014 and 2013.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $87.6 million and $158.0 million as of September 30, 2014 and December 31, 2013, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, for investment in research and development, strategic acquisitions and the purchase of our outstanding stock.

Cash Flows from Operating Activities

For the nine months ended September 30, 2014 and 2013, we reported net cash provided by operating activities was $61.9 million and $76.6 million, respectively. Despite increases in net income and depreciation and amortization of $11.5 million, the decrease was primarily due to a $24.9 million decrease in cash collected from accounts receivable and an increase of $3.8 million in payments made for operating expenses.

Cash Flows from Investing Activities

For the nine months ended September 30, 2014 and 2013, we reported net cash used in investing activities of $76.0 million and $40.8 million, respectively. The increase was due to increased spending on acquisitions of $14.9 million along with a $20.4 million increase in capital expenditures.

Cash Flows from Financing Activities

For the nine months ended September 30, 2014 and 2013, we reported net cash used in financing activities of $48.0 million and $45.5 million, respectively. The change in net cash flows from 2013 to 2014 was primarily due to $8.5 million of payments for contingent consideration related to acquisitions, a decrease of $4.3 million in purchases of our outstanding common stock and a $5.0 million increase in net borrowings from our line of credit.

Free Cash Flow

Free cash flow (see “Presentation of Non—GAAP Measurements” below for the definition of free cash flow) decreased for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to the decrease in cash flows provided by operating activities as well as an increase in capital expenditures and an increase in cash paid for acquisitions. Free cash flow was $9.7 million and $44.8 million for the nine months ended September 30, 2014 and 2013, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net cash provided by operating activities	$30,276	$36,402	$61,907	$76,613
Less: Purchases of property, plant and equipment	17,751	18,172	52,234	31,832
Free cash flow	$12,525	$18,230	$9,673	$44,781

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of September 30, 2014 are summarized as follows (in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total

Credit Facility(1)	$2,752	$4,854	$116,402	$—	$124,008
Equipment financing arrangements	—	—	—	—	—
Contingent consideration	11,408	12,032	—	—	23,440
Purchase obligations	31,625	28,399	—	—	60,024
Operating lease commitments	7,081	65,774	34,256	5,488	112,599
Other debt	3,126	2,310	390	—	5,826
Total	$55,992	$113,369	$151,048	$5,488	$325,897

(1)         Includes estimated interest payments based on the weighted-average interest rate, unused commitment fees, current interest rate swap arrangements, and outstanding debt as of September 30, 2014.

•                  Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.

•                  Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Consolidated Balance Sheets until such goods and/or services are received.

•                  The contractual obligation table excludes our liabilities of $1.0 million related to uncertain tax positions because we cannot reliably estimate the timing of cash payments.

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

Client Concentration

During the nine months ended September 30, 2014, one of our clients represented 11.9% of our total revenue. Our five largest clients accounted for 39.3% and 40.9% of our consolidated revenue for the three months ended September 30, 2014 and 2013, respectively. Our five largest clients accounted for 38.3% and 40.9% of our consolidated revenue for the nine months ended September 30, 2014 and 2013, respectively. We have experienced long-term relationships with our top five clients, ranging from one to 18 years, with the majority of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long—term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

The contracts with our five largest clients expire between 2015 and 2017. Additionally, a particular client may have multiple contracts with different expiration dates. We have historically renewed most of our contracts with our largest clients. However, there is no assurance that future contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts.

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

Interest Rate Risk

We entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of September 30, 2014, we had $115.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three and nine months ended September 30, 2014, interest accrued at a rate of approximately 1.2% and 1.2% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points during the quarter, there would not have been a material impact to our consolidated financial position or results of operations.

The Company’s interest rate swap arrangements as of September 30, 2014 and December 31, 2013 were as follows:

	Notional Amount	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date
As of September 30, 2014	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
and December 31, 2013	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Foreign Currency Risk

Our subsidiaries in Bulgaria, Canada, Costa Rica, Mexico, and the Philippines use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the nine months ended September 30, 2014 and 2013, revenue associated with this foreign exchange risk was 32% and 32% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of September 30, 2014 and December 31, 2013 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts.

As of September 30, 2014	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in the Next 12 Months	Contracts Maturing Through
Canadian Dollar	3,000	$2,909		100.0%	June 2015
Philippine Peso	17,753,000	405,369	(1)	34.7%	August 2019
Mexican Peso	2,411,000	171,234		28.9%	July 2019
Total		$579,512

As of December 31, 2013	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	7,500	$7,336
Philippine Peso	17,355,000	404,638	(1)
Mexican Peso	2,305,500	166,132
British Pound Sterling	1,200	1,853
New Zealand Dollar	150	117
Total		$580,076

(1)         Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on September 30, 2014 and December 31, 2013.

The fair value of our cash flow hedges at September 30, 2014 was (in thousands):

	Assets / (Liabilities)
	September 30, 2014	Maturing in the Next 12 Months
Canadian Dollar	$(238)	$(238)
Philippine Peso	(16,251)	(6,488)
Mexican Peso	(609)	53
Total	$(17,098)	$(6,673)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The decrease in fair value from September 30, 2014 largely reflects a broad strengthening in the U.S. dollar.

We recorded net (losses)/gains of approximately $(2.8) million and $7.2 million for settled cash flow hedge contracts and the related premiums for the nine months ended September 30, 2014 and 2013, respectively. These (losses)/gains were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I. Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements in the accompanying Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the nine months ended September 30, 2014 and 2013, approximately 24% and 22%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in debt or equity securities as of September 30, 2014 or December 31, 2013.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014 to provide such reasonable assurance.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors described in Item 1A. Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Following is the detail of the issuer purchases made during the quarter ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
June 30, 2014				$31,862
July 1, 2014 - July 30, 2014	—	$—	—	$31,862
August 1, 2014 - August 31, 2014	90,831	$26.48	90,831	$29,457
September 1, 2014 - September 30, 2014	296,620	$26.44	296,620	$21,614
Total	387,451		387,451

(1)              In November 2001, our Board of Directors (“the Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in May 2014, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through September 30, 2014, the Board has authorized the repurchase of shares up to a total value of $637.3 million, of which we have purchased 41.7 million shares on the open market for $615.7 million. As of September 30, 2014 the remaining amount authorized for repurchases under the program was approximately $21.6 million. The stock repurchase program does not have an expiration date.

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

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the nine months ended September 30, 2014 (unaudited), and (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC.
(Registrant)

Date: November 5, 2014	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: November 5, 2014	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the nine months ended September 30, 2014 (unaudited), and (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited).