Form 10-K
period 2014-12-31
TELETECH HOLDINGS INC
filed 2015-03-09
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes☒   No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, there were 48,732,502 shares of the registrant’s common stock outstanding. The aggregate market value of the registrant’s voting and non-voting common stock that was held by non-affiliates on such date was $495,904,505 based on the closing sale price of the registrant’s common stock on such date as reported on the NASDAQ Global Select Market.

As of February 28, 2015, there were 48,307,893 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated by reference to the proxy statement for the registrant’s 2015 annual meeting of stockholders.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

DECEMBER 31, 2014 FORM 10-K

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

ii

PART I

ITEM 1.  BUSINESS

Our Business

TeleTech Holdings, Inc. (“TeleTech”, “the Company”, “we”, “our” or “us”) is a customer engagement management service provider that delivers integrated consulting, technology, growth and customer care solutions on a global scale. Our suite of product and service capabilities allows us to design and deliver enhanced, value-driven customer experiences across numerous communication channels. Our solutions are supported by 46,000 employees delivering services in 24 countries from 59 delivery centers on six continents. Our revenue for fiscal 2014 was $1,242 million.

Since our establishment as a Delaware corporation in 1982, we have helped clients strengthen their customer relationships, brand recognition and loyalty through customer engagement solutions. We deliver thought leadership, technology and innovation that create customer strategies designed to differentiate our clients from their competition; data analytics that personalize interactions and increase customer value; and integration services that connect clients’ customer relationship management (“CRM”) system to a cloud-based collaboration platform, leading to customer interactions that are seamless and relevant.

Our services are value-oriented, outcome-based, and delivered on a global scale across all of our business segments: Customer Management Services (“CMS”), Customer Growth Services (“CGS”), Customer Technology Services (“CTS”) and Customer Strategy Services (“CSS”). Our integrated customer experience platform differentiates the Company by combining strategic consulting, data analytics, process optimization, system design and integration, operational excellence, and technology solutions and services.

We have developed tailored expertise in the automotive, communications, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel and transportation industries. We target customer-focused industry leaders in the Global 1000 and serve more than 250 global clients.

To improve our competitive position in a rapidly changing market and stay strategically relevant to our clients, we continue to invest in innovation and growth businesses, diversifying our traditional business process outsourcing services of our CMS segment into higher-value consulting, data analytics, digital marketing and technology-enabled services. Of the $1,242 million in revenue we reported in 2014, approximately 26% or $318 million came from the CGS, CTS and CSS segments (our “Emerging Segments”), focused on customer-centric strategy, growth or technology-based services, with the remainder of our revenue coming from the traditional business process outsourcing focused CMS segment.

Consistent with our growth and diversification strategy, we continue to invest in technology differentiation, analytics, cloud computing and digital marketing. We also invest in businesses that accelerate our strategy: in 2014, we acquired Sofica Group, a Bulgarian customer management services company which provides our clients with the capabilities of 18 additional languages while contributing to the geographic and time zone diversity of our footprint; and rogenSi, a global leadership, change management and sales consulting company that further diversifies our consulting offerings.

Our business is structured and reported in the following four segments:

Operating Segments and Industry Verticals

CMS	CGS	CTS	CSS

Automotive	Automotive	Communication	Automotive
Communication	Communication	Financial Services	Communication
Financial Services	Financial Services	Government	Financial Services
Government	Healthcare	Healthcare	Healthcare
Healthcare	Logistics	Media and Entertainment	Media and Entertainment
Media and Entertainment	Media and Entertainment	Retail	Technology
Retail	Technology	Technology
Travel and Transportation
Technology

Our strong balance sheet, cash flows from operations and access to debt and capital markets provide us the financial flexibility to effectively fund our organic growth, capital expenditures, strategic acquisitions and incremental investments. Additionally, we continue to return capital to our shareholders via an ongoing stock repurchase program. As of December 31, 2014, our cumulative authorized repurchase allowance was $637.3 million, of which we repurchased 42.1 million shares for $625.5 million. For the period from January 1, 2015 through February 28, 2015, we purchased 212,100 additional shares at a cost of $4.7 million. The stock repurchase program does not have an expiration date. Effective February 24, 2015, the Board of Directors authorized an additional $25 million for stock repurchases.

On February 24, 2015, our Board of Directors adopted a dividend policy, with the intent to distribute a periodic cash dividend to stockholders of our common stock, after consideration of, among other things, TeleTech’s performance, cash flows, capital needs and liquidity factors. Given our cash flow generation and balance sheet strength, we believe cash dividends and early returns to shareholders through share repurchases, in balance with our investments in innovation and strategic acquisitions, align shareholder interests with the needs of the Company. The initial dividend of $0.18 per common share will be paid on March 16, 2015 to shareholders of record as of March 6, 2015.

Our Market Opportunity

We believe that exceptional customer engagement creates sustainable economic value for our clients and our market opportunities are defined by the following trends:

•

Increasing focus on customer engagement to sustain competitive advantage. — Our ability to sustain a competitive advantage based on price or product differentiation has significantly narrowed given the speed of technological innovation. As customers become more connected and widely broadcast their experiences across a variety of social networking channels, the quality of the experience has a profound impact on brand loyalty and business performance. We believe customers are increasingly shaping their attitudes, behaviors and willingness to recommend or stay with a brand on the totality of their experience, including not only the superiority of the product or service but more importantly on the quality of their ongoing service interactions. Given the strong correlation between high customer satisfaction and improved profitability, we believe more companies are increasingly focused on selecting third-party partners, such as TeleTech, who can deliver an analytic-driven, integrated solution that increases the lifetime value of each customer relationship versus merely reducing costs.

•

Increasing percentage of companies consolidating their customer engagement requirements with the few select partners who can deliver measurable business outcomes by offering an integrated, technology-rich solution. — The proliferation of mobile communication technologies and devices along with customers’ increased access to information and heightened expectations are driving the need for companies to implement enabling technologies that ensure customers have the best experience across all devices and channels. These two-way interactions need to be received or delivered seamlessly via the customer channel of choice and include voice, email, chat, SMS text, intelligent self serve, virtual agents and the social network. We believe companies will continue to consolidate to third-party partners, like TeleTech, who have demonstrated expertise in increasing brand value by delivering a holistic, integrated customer-centric solution that spans strategy to execution versus the time, expense and often failed returns resulting from linking together a series of point solutions from different providers.

•

Focus on speed-to-market by companies launching new products or entering new geographic locations. — As companies broaden their product offerings and enter new markets, they are looking for partners that can provide speed-to-market while reducing their capital and operating risk. To achieve these benefits, companies select us because of our extensive operating track record, established global footprint, financial strength, commitment to innovation, and our ability to quickly scale infrastructure and complex business processes around the globe in a short period of time while assuring a high-quality experience for their customers.

Our Strategy

We aim to grow our revenue and profitability by focusing on higher margin, data and technology-enabled services that drive a superior customer experience and engagement. To that end we plan to continue:

•	Building deeper, more strategic relationships with existing global clients to drive enduring, transformational change within their organizations;

•	Pursuing new clients who lead their respective industries and who are committed to the customer engagement as a differentiator;

•	Continued Investment in our Global Markets and Industries sales leadership team;

•	Executing strategic acquisitions that further complement and expand our integrated solution; and

•	Investing in innovative technology-enabled platforms and innovating through proprietary technology advancements, broader and globally protected intellectual property, and process optimization.

Our Integrated Service Offerings and Business Segments

We operate our business utilizing four operating and reportable segments, which provide an integrated set of services offering through design, technology enablement, management and growth:

Customer Strategy Services

We typically begin by engaging our clients at a strategic level. Through our strategy, change management and analytics-driven consulting expertise, we help our clients design, build and execute their customer engagement strategies. We help our clients to better understand and predict their customers’ behaviors and preferences along with their current and future economic value. Using proprietary analytic models, we provide the insight clients need to build the business case for customer centricity, to better optimize their marketing spend and then work alongside them to help implement our recommendations. A key component of this segment involves instilling a high performance culture through management and leadership alignment and process optimization.

Customer Technology Services

Once the design of the customer engagement is completed, our ability to architect, deploy and host or manage the client’s customer management environments becomes a key enabler to achieving and sustaining the client’s customer engagement vision. Given the proliferation of mobile communication technologies and devices, we enable our clients’ operations to interact with their customers across the growing array of channels including email, social networks, mobile, web, SMS text, voice and chat. We design, implement and manage cloud, on-premise or hybrid customer management environments to deliver a consistent and superior experience across all touch points on a global scale that we believe result in higher quality, lower costs and reduced risk for our clients. Through our proprietary Humanify™ technology, we also provide data-driven context aware SaaS-based solutions that link customers seamlessly and directly to appropriate resources, any time and across any channel.

Customer Management Services

We design and manage clients’ front-to-back office processes to deliver just-in-time, personalized, multi-channel interactions. Our front-office solutions seamlessly integrate voice, chat, email, e-commerce and social media to optimize the customer experience for our clients. In addition, we manage certain client back-office processes to enhance their customer-centric view of relationships and maximize operating efficiencies. Our delivery of integrated business processes via our onshore, offshore or work-from-home associates reduces operating costs and allows customer needs to be met more quickly and efficiently, resulting in higher satisfaction, brand loyalty and a stronger competitive position for our clients.

Customer Growth Services

We offer integrated sales and marketing solutions to help our clients boost revenue in new, fragmented or underpenetrated business-to-consumer or business-to-business markets. We deliver approximately $1 billion in client revenue annually via the acquisition, growth and retention of customers through a combination of our highly trained, client-dedicated sales professionals and our proprietary Revana Analytic Multichannel PlatformTM. This platform continuously aggregates individual customer information across all channels into one holistic view so as to ensure more relevant and personalized communications. As a result of our acquisition of the digital agency Web Metro, we have developed an integrated marketing-to-sales platform that links online searches to live sales through a closed loop, multichannel interface. This platform uses proprietary tools and methodology to capture and use more than 400 marketing and sales data points to engage with customers in relevant conversations.

Based on our clients’ requirements, we provide our services on an integrated cross-business segment and on a discrete basis.

Additional information with respect to our segments and geographic footprint is contained in Part II, Item 8. Financial Statements and Supplementary Data, Note 3 to the Consolidated Financial Statements.

Our Competitive Strengths

We believe our integrated suite of services and holistic approach to customer engagement is an industry differentiator. Our end-to-end capabilities, from customer strategy and technology services to customer management and growth services, improve customer outcomes, increase satisfaction and loyalty, strengthen operating effectiveness and efficiencies, and drive long-term growth and profitability for our clients. We also believe that our technological solutions, innovative human capital strategies and globally scaled and deployed best practices are key elements to our continued industry leadership.

As the complexity and pace of technological change required to deliver a multi-channel customer engagement increases, the successful execution of our principal corporate strategies is based on our competitive strengths, which are briefly described below:

•

Our industry reputation and leadership position with over three decades of expertise delivering integrated customer engagement solutions provides our clients with the ability to enable, manage and grow the value of every customer relationship;

•	Multi-channel, multi-modal solutions that meet the rapidly changing profile of the customer and their heightened expectations;

•	Scalable technology and human capital infrastructure using globally deployed best practices to ensure a consistent, high-quality service;

•	Tailored and optimized customer care delivery through the use of proprietary workforce hiring, training and performance optimization methodology and tools; and

•	Commitment to continued product and services innovation that enhances the strategic capabilities of our clients.

Technological Excellence

Our technology platform is based on a secure, private, 100% internet protocol based infrastructure. This architecture enables us to centralize and standardize our worldwide delivery capabilities resulting in improved scalability and quality of delivery for our clients, as well as lower capital, and lower information technology (“IT”) operating costs.

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

To ensure high end-to-end security and reliability of this critical infrastructure, we monitor and manage the TeleTech GigaPOPs® 24 x 7, 365 days per year from several strategically located global command centers as well as providing redundant, fail-over capabilities for each GigaPOP® to address ordinary course system interruptions and outages due to natural disasters and other force majeure conditions.

Importantly, this platform has become the foundation for new, innovative offerings including TeleTech’s cloud-based offerings, TeleTech@Home and our suite of human capital solutions.

Innovative Human Capital Strategies

Our globally located, highly trained employees are a crucial component of the success of our business. We have made significant investments in proprietary technologies, management tools, methodologies and training processes in the areas of talent acquisition, learning services, knowledge management, workforce collaboration and performance optimization. These capabilities are the culmination of more than three decades of experience in managing large, global workforces combined with the latest technology, innovation and strategy in the field of human capital management. This capability has enabled us to deliver a consistent, scalable and flexible workforce that is highly engaged in achieving or exceeding our clients’ business objectives.

Globally Deployed Best Operating Practices

Globally deployed best operating practices assure that we deliver a consistent, scalable, high-quality experience to our clients’ customers from any of our 59 delivery centers and work from home associates around the world. Standardized processes include our approach to attracting, screening, hiring, training, scheduling, evaluating, coaching and maximizing associate performance to meet our clients’ needs. We provide real-time reporting on performance across the globe to ensure consistency of delivery. In addition, this information provides valuable insight into what is driving customer inquiries, enabling us to proactively recommend process changes to our clients to optimize their customers’ experience.

Our global operating model includes delivery centers in 14 countries on six continents that operate 24 hours a day, 365 days a year. New delivery centers are established and existing centers are expanded or scaled down to accommodate anticipated business demands or specific client needs. We continue to expand our capacity in the Philippines and Latin America to leverage demand and favorable cost efficiencies, and are exploring opportunities in Central Europe and Africa to augment our multi-lingual service offerings and continue to diversify our footprint.

Of the 14 countries from which we provide customer management solutions, nine provide services for onshore clients including the U.S., Australia, Brazil, Germany, Ireland, Macedonia, New Zealand, South Africa, and the United Kingdom. The total number of workstations in these countries is 11,300, or 36% of our total delivery capacity. The other five countries provide services, partially or entirely, for offshore clients including Bulgaria, Canada, Costa Rica, Mexico and the Philippines. The total number of workstations in these countries is 19,900, or 64% of our total delivery capacity.

See Item 1A. Risk Factors for a description of the risks associated with our foreign operations.

Clients

We develop long-term relationships with Global 1000 companies in customer intensive industries, whose business complexities and customer focus requires a partner that can quickly and globally scale integrated technology and data-enabled services.

In 2014, our top five and ten clients represented 38% and 50% of total revenue, respectively; and one of our clients, Telstra Corporation Limited, represented 11% of our total annual revenue. In several of our operating segments, we enter into long-term relationships which provide us with a more predictable revenue stream. Although most of our contracts can be terminated for convenience by either party, our relationships with our top five clients have ranged from two to 18 years including multiple contract renewals for several of these clients. In 2014, we had a 97% client retention rate for the combined Customer Management Services and Customer Growth Services segments.

Certain of our communications clients provide us with telecommunication services through arm’s length negotiated transactions. These clients currently represent approximately 17% of our total annual revenue. Expenditures under these supplier contracts represent less than one percent of our total operating costs.

Competition

We are a diverse, global customer engagement management company. Our competitors vary by geography and business segment, and range from large multinational corporations to smaller, narrowly-focused enterprises. Across our lines of business, the principal competitive factors include: client relationships, technology and process innovation; integrated solutions, operational performance and efficiencies, pricing, brand recognition and financial strength.

Our strategy in maintaining market leadership is to prudently invest, innovate and provide integrated value-driven services, all centered around customer engagement management. Today, we are executing on a more expansive, holistic strategy by transforming our business into higher-value offerings through organic investments and strategic acquisitions. As we execute, we are differentiating ourselves in the marketplace and entering new markets that introduce us to an expanded competitive landscape.

In our core customer care and management competency, we primarily compete with the in-house customer management operations of our current and potential clients, as well as other companies that provide customer care and business process outsourcing (“BPO”) services, including: Convergys, Sykes, and Teleperformance, among others. As we expand our offerings into customer engagement consulting, technology, and growth, we are competing with smaller specialized companies and divisions of multinational companies, including Bain & Company, McKinsey & Company, Accenture, IBM, AT&T, Interactive Intelligence, LiveOps, inContact, Five9, WPP, Publicis Groupe, Dentsu, Sitel, and others.

Employees

Our people are our most valuable asset. As of December 31, 2014, we had 46,000 employees in 24 countries on six continents. Although a small percentage of these employees are hired seasonally to address the fourth quarter higher business volumes in retail and other seasonal industries, most remain employed throughout the year and work at 59 locations and through our @home environment. Approximately 67% of our employees are located outside of the U.S. Approximately 17% of our employees are covered by collective bargaining agreements, most of which are mandated under national labor laws outside of the United States. These agreements are subject to periodic renegotiations and we anticipate that they will be renewed in the ordinary course of business without material impact to our business or in a manner materially different from other companies covered by such industry-wide agreements.

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

As of December 31, 2014 we had 94 patent applications pending in eight jurisdictions; and own 103 U.S. and non-U.S. patents that we leverage in our operations and as market place differentiation for our service offerings. Our trade name, logos and names of our proprietary solution offerings are protected by their historic use and by trademarks and service marks registered in 59 countries.

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

Our markets are highly competitive and we might not be able to compete effectively

The markets where we offer our services are highly competitive. Our future performance is largely dependent on our ability to compete successfully in markets we currently serve, while expanding into new, profitable markets. We compete with large multinational service providers (including the service arms of global technology providers); offshore service providers from lower-cost jurisdictions that offer similar services, often at highly competitive prices and more aggressive contract terms; niche solution or service providers that compete with us in a specific geographic markets, industry segments or service areas, including companies that rely on new technologies or delivery models; and in-house functions of large companies that use their own resources, rather than outsourcing customer care services we provide. Some of our competitors have greater financial or marketing resources than we do and, therefore, may be better able to compete.

Further, the recent trend of consolidation in the technology sector and among business process outsourcing competitors may result in new competitors with greater scale, a broader footprint, better technologies and price efficiencies attractive to our clients. If we are unable to compete successfully and provide our clients with superior service and solutions at competitive prices, we could lose market share and clients to competitors, which would materially adversely affect our business, financial condition, and results of operations.

If the TeleTech leadership team is unsuccessful in implementing our business strategy or if our new investments are not successful, the company’s financial condition could be adversely affected

Our growth strategy included a diversification of our business beyond contact center customer care outsourcing to an integrated customer experience platform that unites innovative technologies, strategic consulting, data analytics, digital marketing, client growth solutions, and customer care focused system design and integration. The strategy also includes an accelerated investment in the development of proprietary technologies, and the deployment of a multi business line sales function. These investments in technologies, integrated solution development and sales, however, may not lead to increased revenue and profitability as we may not be successful in deploying our new products and services. If the company is not successful in creating value from these investments, the investments and lack of new integrated sales could have a negative impact on the company’s operating results and financial condition.

Our profitability could suffer if our cost-management strategies are unsuccessful

Our ability to improve or maintain our profitability is dependent on our ability to successfully manage our costs. Our cost management strategies include optimizing the alignment between the demand for our services and our resource capacity, the costs of service delivery, the cost of sales, and general and administrative costs, as a percentage of revenues. If we are not effective in managing our operating and administrative costs in response to changes in demand and pricing for our services; if we are unable to absorb or pass on to our clients the increases in our costs of operations, our results of operations could be materially adversely affected.

Cyber attacks on our systems and disclosure of personal information could result in harm to our reputation, legal liability, and service outages, any of which could adversely affect our business and results of operations

Our business is dependent upon our information technology systems. Information security breaches, computer viruses, interruption or loss of business data and cyber attacks on any of these systems could disrupt the normal operations of our contact centers, our cloud platform offerings, and our enterprise services, impeding our ability to provide critical services to our clients and preventing key personnel from being able to perform their duties or communicate within our organization. Our business involves the use, storage and transmission of information about our clients, customers of our clients, and our employees. While we take measures to protect the security of and unauthorized access to our systems and the privacy of personal and proprietary information that we access and store, our security controls over our systems may not prevent the improper access to or disclosure of this information. Such unauthorized access or disclosure could harm our reputation and subject us to liability under our contracts and laws, resulting loss of revenue, and loss of business opportunities.

In recent years there have been an increasing number of high profile security breaches at other companies and government agencies, and security experts have warned about the growing risks of hackers, cyber criminals and other potential attacks targeting information technology systems. While we have taken measures to protect our systems from intrusion, we cannot be certain that advances in cyber criminal capabilities, discovery of new system vulnerabilities and attempts to exploit such vulnerabilities will not compromise or breach the technology protecting our systems and the information that we manage and control. New cyber attacks may force us to expend significant additional resources in response to a security breach, including repairing system damage, increasing cyber security protection costs, and litigating and resolving related legal claims. A significant security breach could materially harm our business, financial condition and operating results.

Continuing expansion of our service offerings into technology and consulting solutions subjects our business to different operational risk than our tradition business process outsourcing business

We continue to expand our services and solutions into new business areas such as technology and analytics, focused customer care consulting, and technology development and integration services. Expanding into new areas and providing services to new types of clients with different revenue models may expose us to additional operational and regulatory risks specific to these new areas. While our business process outsourcing contracts are usually long term arrangements, most consulting service contracts are short lived and require aggressive sales and contract renewal process; the services are usually paid based on milestone attainment that may be subject to subjective determination of achievement. Unless we effectively manage special risks involved in providing technology and strategic consulting services, our business may be materially adversely affected impacting our results of operations and financial position.

Our results of operations and ability to grow could be materially adversely affected if we cannot adapt our services offerings to changes in technology

Our success depends on our ability to develop and implement technology, consulting and outsourcing services and solutions that anticipate and respond to rapid and continuing changes in technology. Areas of significant change include mobility, cloud-based computing, and processing and analyzing large and unstructured data. Our growth and profitability will depend on our ability to develop and adopt new technologies that expand our existing solutions and service offerings to leverage new technological trends and developments, and achieve cost efficiencies in our operations. We may not be successful in anticipating or responding to new technology developments and our integration of new technologies may not achieve their intended cost reductions. Services and technologies offered by our competitors may make our service offerings obsolete. Our failure to innovate, maintain technological advantage, or respond effectively and timely to transformational changes in technology could have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to attract and retain industry leaders for key positions in our business, our business and our strategy execution can be adversely impacted

Our business success depends on contributions of senior management and key personnel. Our ability to attract, motivate and retain key senior management staff is conditioned on our willingness to pay adequate compensation and incentives. We compete for top senior staff candidates with other, often larger, companies that at times have access to greater resources. Our ability to attract senior managers is also impacted by our requirement that members of senior staff sign non-compete agreements as a condition to joining TeleTech. If we are not able to attract and retain industry leaders, we would be unable to compete effectively and our growth may be limited, which could have a material adverse effect on our business, results of operations, and prospects.

A large portion of our revenue is generated from a limited number of clients and the loss of one or more of our clients could cause adversely effect on our business

We rely on strategic, long-term relationships with large, global companies in targeted industries. As a result, we derive a substantial portion of our revenue from relatively few clients. Our five and ten largest clients collectively represented 38% and 50% of our revenue in 2014; while the largest client represented 11% of our revenue in 2014.

Although we have multiple engagements with each of our largest clients and all contracts are unlikely to terminate at the same time, the contracts with our five largest clients expire between 2015 and 2017 and there can be no assurance that these contracts will continue to be renewed at all or be renewed on favorable terms. The loss of all or part of a major client’s business could have a material adverse effect on our business, financial condition and results of operations, if the loss of revenue was not replaced with profitable business from other clients.

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

Our delivery model involves geographic concentration exposing us to significant operational risks

Our business model is dependent on our service delivery centers and enterprise support functions being located in low cost jurisdictions around the globe. We have presence in 24 countries, but our customer care management delivery capacity and our back office functions are concentrated in the Philippines and Latin America, and our technology solutions delivery centers are concentrated in a few locations in the United States. Natural disasters (floods, winds and earthquakes), terrorist attacks, pandemics, insufficient infrastructure (large-scale utilities outages, telecommunication and transportation disruptions), labor or political unrest, and restriction on repatriation of funds at some of these locations may interrupt or limit our ability to operate or may increase our costs. Our business continuity and disaster recovery plans, while extensive, may not be effective, particularly if catastrophic events occur.

Our dependence on our delivery centers and enterprise services support functions in the Philippines, which is subject to frequent severe weather, natural disasters, and occasional security threats, represents a particular risk. This geographic concentration can result in material adverse effect on our business, financial condition and results of operations. Although we procure business interruption insurance to cover some of these exposures, adequate insurance may not be available on an ongoing basis for a reasonable price.

Our growth of operations could strain our resources and cause our business to suffer

We plan to continue growing our business organically through aggressive expansion and sales efforts and through strategic acquisitions, while maintaining tight controls on our expenses and overhead. Lean overhead functions combined with focused growth may place a strain on our management systems, infrastructure and resources, resulting in internal control failures, missed opportunities, and staff attrition which could impact our business and results of operations.

Our financial results depend on our capacity utilization and our ability to forecast demand and make timely decisions about staffing levels, investments and operating expenses

Our ability to meet our strategic growth and profitability objectives depends on how effectively we manage our contact center capacity against the fluctuating and seasonal client demands. Predicting customer demand and making timely staffing level decisions, investments and other operating expenditure commitments in each of our delivery center locations is key to our successful project execution and profitability maximization. We can provide no assurance that we will continue to be able to achieve or maintain desired delivery center capacity utilization, because quarterly variations in client volumes, many of which are outside our control, can have a material adverse effect on our utilization rates. If our utilization rates are below expectations, because of our very high fixed costs of operation, our financial conditions and results of operations could be adversely affected.

If we cannot recruit, hire, train, and retain qualified employees in balance with the demand of our clients, our business will be adversely affected

Our business is labor intensive and our ability to locate and train employees with the right skills at the right price point is critical to achieving our growth objective. Demand for qualified personnel with multiple language capabilities and fluency in English may exceed supply. Employees with new backgrounds and skills may also be required to keep pace with evolving technologies and client demands. While we invest and make progress in employee retention, we continue to experience high employee turnover and are continuously recruiting and training replacement staff. Some of our facilities are located in geographies with low unemployment, which makes it costly to hire personnel and in several jurisdictions, jurisdiction-specific wage regulations are changing quickly which make it difficult to recruit. Our inability to attract and retain qualified personnel at costs acceptable under our contracts, our costs associated with attracting, training, and retaining employees, and the challenge of managing the continuously changing and seasonal client demands could have a material adverse affect on our business, financial condition, and results of operations.

Our commercial success is subject to the terms of our client contracts, many of which can increase the volatility of our revenue and could impact our margins

Many of our contracts have termination for convenience clauses, which could have a material adverse effect on our results of operation. Although many of our contracts can be terminated for convenience, our relationships with our top five clients have ranged from two to 18 years with the majority of these clients having completed multiple contract renewals with us. Yet, our contracts, do not guarantee a minimum revenue level or profitability, and clients may terminate them or materially reduce customer interaction volumes, which would reduce our earning potential. This could have a material adverse effect on our results of operations and makes it harder to make projections.

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

We face special risks associated with our business outside of the United States

An important component of our growth strategy is service delivery outside of the United States and our continuing international expansion. In 2014 we derived approximately 51% of our revenue from operations outside of the United States. Conducting business abroad is subject to a variety of risks, including:

•

currency exchange rate fluctuations, restrictions on currency movement, and impact of international tax laws could adversely affect our results of operations, if we are forced to maintain assets in currencies other than the US dollars, while our financial results are reported in US dollars;

•	longer payment cycles and/or difficulties in accounts receivable collections could impact our cash flows and results of operations;

•	political and economic instability and unexpected changes in regulatory regimes could adversely affect our ability to deliver services overseas and our ability to repatriate cash;

•	inconsistent regulations, licensing and legal requirements may increase our cost of operations as we endeavor to comply with multiple, complex laws that differ from one country to another;

•

terrorist attacks and civil unrests in some of the countries where we do business (e.g. tension in the Middle East and Latin America, and terror attacks in Europe), and the resulting need for enhanced security measures may impact our ability to deliver services, threaten the safety of our employees, and increase our costs of operations; and

•

special challenges in managing risks inherent in international operations, such as unique and prescriptive labor rules and corrupt business environments may cause an inadvertent violation of laws that we may not be able to immediately detect or correct.

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

Our strategy of growing through selective acquisitions and mergers involves risks of failing to successfully identify, acquire and integrate businesses and realize returns on our investments

We evaluate opportunities to expand the scope of our services through acquisitions and mergers. Yet, we may be unable to identify companies that complement our strategies and which are available to be acquired at valuation levels accretive to our business.

Our acquisition strategy involves other potential risks, including the inability to integrate acquired companies effectively and realize the full amounts of anticipated synergies and benefits from the acquisitions; the diversion of management’s attention to the integration of the acquired businesses at the expense of delivering results for the legacy business; the risk that we will not be able to retain key employees of the acquired business or that they will not be effective as part of TeleTech operations; the impact of liabilities of the acquired business undiscovered or underestimated as part of the acquisition due diligence; and the unforeseen difficulties experienced by the acquired operations due to the acquisition or the integration which could result in short or longer term effects on our operating results.

Intellectual property infringement by us and by others may adversely impact our ability to innovate and compete

Our services or solutions could infringe intellectual property of others impacting our ability to deploy them with clients. There can be no assurance that services and solutions we utilize in our business or offer to clients do not infringe the intellection property rights of others. From time to time, we and members of our supply chain receive assertions that our service offerings or technologies infringe on the patents or other intellectual property rights of third parties. These claims could require us to cease activities, incur expensive licensing costs, or engage in costly litigation, which could adversely affect our business and results of operation.

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

Our results of operation and share price could be adversely affected if we are unable to maintain effective internal controls and we are not able to prevent or timely detect all errors or acts of fraud

Any internal and disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must consider the benefits of controls relative to their costs. Inherent limitations within a control system include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by individuals acting alone or in collusion with others to override controls. Accordingly, because of the inherent limitations in the design of a cost effective control system, misstatements due to error or fraud may occur and may not always be prevented or timely detected.

Our management is required to furnish a report regarding the effectiveness of TeleTech’s internal controls over financial reporting, including a statement as to whether or not our internal controls are effective. If we are unable to conclude that our internal controls over financial reporting are effective now or in the future, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Increases in the cost of communication and data services or significant interruptions in such services could adversely affect our business

Our business is significantly dependent on telephone, internet and data service provided by various domestic and foreign communication companies. Any disruption of these services could adversely affect our business. We have taken steps to mitigate our exposure to service disruptions by investing in complex and multi-layered redundancies, and we can transition services among different of our contact centers around the world. Despite these efforts, there can be no assurance, however, that the redundancies we have in place would be sufficient to maintain operations without disruption.

Our inability to obtain communication and data services at favorable rates could negatively affect our business results. Where possible, we have entered into long-term contracts with various providers to mitigate short term rate increases and fluctuations. There is no obligation, however, for the vendors to renew their contracts with us, or to offer the same or lower rates in the future, and such contracts are subject to termination or modification for various reasons outside of our control. A significant increase in the cost of communication services that is not recoverable through an increase in the price of our services could adversely affect our business.

Our financial results may be adversely impacted by foreign currency exchange risk

Many contracts that we service from delivery centers outside of the United States (for example in Bulgaria, Canada, Costa Rica, Mexico, and the Philippines) are typically priced, invoiced, and paid in U.S. and Australian dollars, and Euro, while the costs incurred to operate these delivery centers are denominated in the functional currency of the applicable operating subsidiary. The fluctuations between the currencies of the contract and operating currencies present foreign currency exchange risks. Furthermore, because our financial statements are denominated in US dollars, but approximately 24% of our revenue is derived from contracts denominated in other currencies, our results of operations could be adversely affected if the US dollar strengthens significantly against foreign currencies.

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

As we provide services to clients’ customers residing in over 80 countries, we are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as import/export controls, communication content requirements, trade restrictions and sanctions, tariffs, taxation, data privacy, labor relations, wages and severance, health care requirements, internal and disclosure control obligations, and immigration. Violations of these regulations could impact our reputation and result in financial liability, criminal prosecution, unfavorable publicity, restrictions on our ability to process information and breach of our contractual commitments.

Adverse changes in laws or regulations that impact our business may negatively affect the sale of our services, slow the growth of our operations, or mandate changes to how we deliver our services, including our ability to use offshore resources. These changes could threaten our ability to continue to serve certain markets.

Volatile and uncertain economic conditions and effect of these conditions on our clients could have an adverse effect on the profitability of our business

Ever changing and increasingly unstable global economic conditions affect our clients’ businesses and may, therefore, affect our business and our profitability. We generate revenue based, in large part, on the amount of time our employees devote to our clients’ customers, and our clients’ willingness to invest in their customer relationships. Consequently, our revenue depends on consumers’ interest in and use of our clients’ products and services, which may be adversely affected by general economic conditions. Uncertain economic conditions and slow economic recovery may impact our clients’ willingness to procure our technology and strategic consulting services and may impact products and services that require their customers to use our customer care services. Our business, financial condition, results of operations and cash flows would be adversely affected if any of our major clients were unable to pay for our services due to volatile economic conditions.

The current trend to outsource customer care may not continue and the prices that clients are willing to pay for the services may diminish, adversely affecting our business

Our growth depends, in large part, on the willingness of our clients and potential clients to outsource customer care and management services to companies like TeleTech. There can be no assurance that the customer care outsourcing trend will continue; and our clients and potential clients may elect to perform in-house customer care and management services that they currently outsource. Reduction in demand for our services and increased competition from other providers and in-house service alternatives would create pricing pressures and excess capacity that could have an adverse effect on our business, financial condition, and results of operations.

Health epidemics could disrupt our business and adversely affect our financial results

Our contact centers typically seat hundreds of employees in one location. Accordingly, an outbreak of a contagious infection in one or more of the markets in which we do business may result in significant worker absenteeism, lower capacity utilization rates, voluntary or mandatory closure of our delivery centers, travel restrictions on our employees, and other disruptions to our business. Any prolonged or widespread health epidemic could severely disrupt our business operations and have a material adverse effect on our business, financial condition and results of operations.

Our credit facility contains covenant restrictions that may limit our ability to operate our business or execute on our strategy

Our credit facility contains common operating and financial covenants that impose operating and financial restrictions on how we operate our business and require us to meet certain financial metrics quarterly. Complying with these covenant restrictions may limit our ability to engage in certain activities, including incurring additional indebtedness, making certain investments and capital expenditures, acquisitions, selling certain assets, stock repurchases, payment of existing obligations, or replenishment of cash reserves.

As a result of these covenant restrictions, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. We can provide no assurance that we will be able to meet the financial covenants under our credit facility, or that in the event of noncompliance, will be able to obtain waivers or amendments from the lenders. If we fail to comply with the covenants the lenders could elect to declare all amounts outstanding under the credit facilities, together with accrued interest, to be immediately due and payable, and there can be no assurance that we would have adequate resources to comply with the accelerated repayment schedule or that the assets securing such indebtedness would be sufficient to repay it in full that indebtedness, which could have a material and adverse effect on our financial condition.

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

Our Chairman and Chief Executive Officer controls majority of our stock and has control over all matters requiring action by our stockholders

Kenneth D. Tuchman, our Chairman and Chief Executive Officer, directly and beneficially owns approximately 65.0% of TeleTech’s common stock. As a result, Mr. Tuchman could exercise control over all matters requiring action by our stockholders, including the election of our entire Board of Directors. Therefore, a change in control of our company could not be effected without his approval, even when such a change of control could benefit our other stockholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have not received written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2014 fiscal year that remain unresolved.

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

As of December 31, 2014 we operated 59 delivery centers that are classified as follows:

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

As of December 31, 2014, our delivery centers were located in the following countries:

	Multi-Client Centers	Dedicated Centers	Managed Centers	Total Number of Delivery Centers
Australia	1	1	—	2
Brazil	2	—	—	2
Bulgaria	2	—	—	2
Canada	1	—	1	2
Costa Rica	—	1	—	1
Germany	—	—	1	1
Ireland	1	—	—	1
Macedonia	1	—	—	1
Mexico	3	—	—	3
New Zealand	1	—	—	1
Philippines	14	3	—	17
South Africa	—	—	1	1
United Kingdom	—	1	2	3
United States of America	13	5	4	22
Total	39	11	9	59

The leases for our delivery centers have remaining terms ranging from one to seven years and generally contain renewal options, with the exception of one center which we have subleased for the remainder of the lease term through 2021. We believe that our existing delivery centers are suitable and adequate for our current operations, and we have plans to build additional centers to accommodate future business.

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

Based on currently available information and advice received from counsel, the Company believes that the disposition or ultimate resolution of any current legal proceedings, except as otherwise specifically reserved for in its financial statements, will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “TTEC.” The following table sets forth the range of the high and low sales prices per share of the common stock for the quarters indicated as reported on the NASDAQ Global Select Market:

	High	Low
Fourth Quarter 2014	$25.87	$21.81
Third Quarter 2014	$29.54	$24.58
Second Quarter 2014	$29.24	$23.58
First Quarter 2014	$24.98	$21.29

Fourth Quarter 2013	$27.07	$23.31
Third Quarter 2013	$25.79	$23.03
Second Quarter 2013	$24.84	$20.37
First Quarter 2013	$21.36	$17.53

As of December 31, 2014, we had approximately 291 holders of record of our common stock and in previous years we have not declared or paid any dividends on our common stock.

On February 24, 2015, our Board of Directors adopted a dividend policy, with the intent to distribute a periodic cash dividend to stockholders of our common stock, after consideration of, among other things, TeleTech’s performance, cash flows, capital needs and liquidity factors. Given our cash flow generation and balance sheet strength, we believe cash dividends and early returns to shareholders through share repurchases, in balance with our investments in innovation and strategic acquisitions, align shareholder interests with the needs of the Company. The initial dividend of $0.18 per common share will be paid on March 16, 2015 to shareholders of record as of March 6, 2015.

Stock Repurchase Program

We continue to return capital to our shareholders via an ongoing stock repurchase program (originally authorized by the Board of Directors in 2001). As of December 31, 2014, the cumulative authorized repurchase allowance was $637.3 million, of which we have purchased 42.1 million shares for $625.5 million.

Issuer Purchases of Equity Securities During the Fourth Quarter of 2014

The following table provides information about our repurchases of equity securities during the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands)
September 30, 2014				$21,614
October 1, 2014 - October 31, 2014	80,200	$24.65	80,200	$19,637
November 1, 2014 - November 30, 2014	23,000	$24.52	23,000	$19,073
December 1, 2014 - December 31, 2014	311,045	$23.31	311,045	$11,822
Total	414,245		414,245

In 2015, through February 28, 2015, we purchased 212,100 additional shares at a cost of $4.7 million. The stock repurchase program does not have an expiration date and the Board authorizes additional stock repurchases under the program from time to time. Effective February 24, 2015, the Board of Directors authorized an additional $25 million for stock repurchases.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2014, the number of shares of our common stock to be issued upon exercise of outstanding options, RSUs, warrants and rights, the weighted-average exercise price of outstanding options, warrants and rights, and the number of securities available for future issuance under equity-based compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, RSUs, Warrants and Rights (a)		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	2,975,077	(1)	$13.67	(2)	1,237,579

Equity compensation plans not approved by security holders	—		$—		—

Total	2,975,077				1,237,579

(1)                Includes options to purchase 1,151,999 shares and 1,823,078 RSUs issued under our equity incentive plans.

(2)                Weighted average exercise price of outstanding stock options; excludes RSUs, which have no exercise price.

Stock Performance Graph

The graph depicted below compares the performance of TeleTech common stock with the performance of the NASDAQ Composite Index; the Russell 2000 Index; and customized peer group over the period beginning on December 31, 2009 and ending on December 31, 2014. We have chosen a “New Peer Group” composed of Convergys Corporation (NYSE: CVG), Sykes Enterprises, Incorporated (NASDAQ: SYKE) and Teleperformance (NYSE Euronext: RCF). We believe that the companies in the New Peer Group are relevant to our current business model, market capitalization and position in the overall BPO industry.

The graph assumes that $100 was invested on December 31, 2009 in our common stock and in each comparison index, and that all dividends were reinvested. We have not declared any dividends on our common stock. Stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among TeleTech Holdings, Inc., The NASDAQ Composite Index,

The Russell 2000 Index, And A Peer Group

	December 31,
	2009	2010	2011	2012	2013	2014
TeleTech Holdings, Inc.	$100	$103	$81	$89	$120	$118
NASDAQ Composite	$100	$118	$119	$139	$197	$224
Russell 2000	$100	$127	$122	$141	$196	$206
Old Peer Group	$100	$103	$91	$116	$158	$168
New Peer Group	$100	$104	$83	$114	$172	$185

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among TeleTech Holdings, Inc., the NASDAQ Composite Index, the Russell 2000 Index, Old Peer Group and New Peer Group

$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
TeleTech Holdings, Inc.
NASDAQ Composite
Russell 2000
Old Peer Group
New Peer Group

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 Russell Investment Group. All rights reserved.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the related notes appearing elsewhere in this Form 10-K (amounts in thousands except per share amounts).

	Year Ended December 31,
	2014		2013		2012		2011		2010

Statement of Operations Data
Revenue	$1,241,781	(1)	$1,193,157	(6)	$1,162,981	(11)	$1,179,388	(15)	$1,094,906
Cost of services	(886,492)		(846,631)		(834,803)		(848,362)		(789,697)
Selling, general and administrative	(198,553)		(193,423)		(182,634)		(188,802)		(165,812)
Depreciation and amortization	(56,538)		(46,064)		(41,166)		(44,889)		(50,218)
Other operating expenses	(3,723	)(2)	(5,640	)(7)	(25,833	)(12)	(3,881	)(16)	(15,434	)(19)
Income from operations	96,475		101,399		78,545		93,454		73,745
Other income (expense)	3,984	(3)	(9,330	)(8)	(4,683)		(1,900)		8,224	(20)
(Provision for) benefit from income taxes	(23,042	)(4)	(20,598	)(9)	61	(13)	(13,279	)(17)	(28,431	)(21)
Noncontrolling interest	(5,124)		(4,083)		(3,908)		(4,101)		(3,664)
Net income attributable to TeleTech stockholders	$72,293		$67,388		$70,015		$74,174		$49,874

Weighted average shares outstanding
Basic	49,297		51,338		54,738		56,669		60,361
Diluted	50,102		52,244		55,540		57,963		61,792

Net income per share attributable to TeleTech stockholders
Basic	$1.47		$1.31		$1.28		$1.31		$0.83
Diluted	$1.44		$1.29		$1.26		$1.28		$0.81

Balance Sheet Data
Total assets	$852,475	(5)	$842,342	(10)	$847,173	(14)	$746,978	(18)	$660,623
Total long-term liabilities	$187,780	(5)	$175,564	(10)	$175,431	(14)	$106,720	(18)	$33,554

(1)	Includes $30.0 million in revenue generated by Sofica and rogenSi which were acquired in 2014.
(2)	Includes $3.3 million expense related to reductions in force and $0.4 million expense related to the impairment of property and equipment.
(3)	Includes a net $6.7 million benefit related to fair value adjustments to the contingent consideration based on revised estimates of performance against targets for four of our acquisitions.
(4)

Includes a $1.3 million benefit related to restructuring charges, a $0.4 million benefit related to a valuation allowance for equity compensation, a $1.2 million benefit related to the closing of statute of limitations in Canada, $3.8 million of expense related to future contingent payments, $1.3 million of expense related to the resolution of an audit in the Netherlands, and $0.2 million of expense related to other discrete items.

(5)

The Company spent $23.8 million net of cash acquired of $3.5 million in 2014 for the acquisitions of Sofica and rogenSi. Upon acquisitions of Sofica and rogenSi, the Company acquired $59.5 million in assets and assumed $11.1 million in liabilities ($5.4 million in long-term liabilities). The Company also assumed a purchase price payable of $22.4 million related to this acquisition. Of the $22.4 million purchase price payable, $13.2 million was included in long-term liabilities.

(6)	Includes $51.4 million in revenue generated by WebMetro which was acquired in 2013 and TSG which was acquired on December 31, 2012.

(7)

Includes $4.1 million expense related to reductions in force, $0.3 million related to facilities exit charges, $0.1 million expense related to the impairment of property and equipment and $1.1 million expense related to the impact of intangible assets.

(8)

Includes a $3.7 million charge related to the deconsolidation of a subsidiary and a $1.9 million charge related to a fair value adjustment to the contingent consideration based on revised estimates of performance against targets for three of our acquisitions.

(9)

Includes a $1.8 million benefit related to restructuring charges, a $1.5 million benefit related to return to provision adjustments, and $1.8 million of expense related to valuation allowance increases.

(10)

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

(11)	Includes $8.9 million in revenue generated by OnState, iKnowtion and Guidon which were acquired in 2012.
(12)	Includes $22.5 million expense related to reductions in force, $0.4 million expense related to facilities exit charges, and $2.9 million expense related to the impairment of property and equipment.
(13)

Includes a $7.6 million benefit related to Australia and New Zealand Transfer Pricing Arrangements, a $1.4 million benefit from the release of uncertain tax positions, a $9.2 million benefit related to restructuring charges, a $1.9 benefit related to return to provision adjustments and $0.1 of expense related to other discrete items.

(14)

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

(15)	Includes $80.0 million in revenue generated by PRG and eLoyalty which were acquired in late 2010 and mid-2011, respectively.
(16)	Includes $3.6 million expense related to reductions in force, $0.1 million expense related to facilities exit charges, and $0.2 million expense related to the impairment of property and equipment.
(17)

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

(18)

The Company spent $38.0 million for the acquisition of eLoyalty through an increase in borrowings on its line of credit. Upon acquisition of eLoyalty, the Company acquired $64.1 million in assets and assumed $26.1 million in liabilities ($22.7 million in long-term liabilities).

(19)	Includes $13.1 million expense related to reductions in force, $0.4 million expense related to facility exit charges, and a $2.0 million expense related to the impairment of property and equipment.
(20)	Includes a $5.9 million gain due to the settlement of a Newgen legal claim.
(21)

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

TeleTech Holdings, Inc. (“TeleTech”, “the Company”, “we”, “our” or “us”) is a customer engagement management service provider that delivers integrated consulting, technology, growth and customer care solutions on a global scale. Our suite of product and service capabilities allows us to design and deliver enhanced, value-driven customer experiences across numerous communication channels. Our solutions are supported by 46,000 employees delivering services in 24 countries from 59 delivery centers on six continents. Our revenue for fiscal 2014 was $1,242 million.

Since our establishment in 1982, we have helped clients strengthen their customer relationships, brand recognition and loyalty through customer engagement solutions. We deliver thought leadership, technology and innovation that create customer strategies designed to differentiate our clients from their competition; data analytics that personalize interactions and increase customer value; and integration services that connect clients’ customer relationship management (“CRM”) system to a cloud-based collaboration platform, leading to customer interactions that are seamless and relevant.

Our services are value-oriented, outcome-based, and delivered on a global scale across all of our business segments: Customer Management Services (“CMS”), Customer Growth Services (“CGS”), Customer Technology Services (“CTS”) and Customer Strategy Services (“CSS”). Our integrated customer experience platform differentiates the Company by combining strategic consulting, data analytics, process optimization, system design and integration, operational excellence, and technology solutions and services.

We have developed tailored expertise in the automotive, communications, financial services, government, healthcare, logistics, media and entertainment, retail, technology, travel and transportation industries. We target customer-focused industry leaders in the Global 1000 and serve more than 250 global clients.

To improve our competitive position in a rapidly changing market and stay strategically relevant to our clients, we continue to invest in innovation and growth businesses, diversifying our traditional business process outsourcing services of our CMS segment into higher-value consulting, data analytics, digital marketing and technology-enabled services. Of the $1,242 million in revenue we reported in 2014, approximately 26% or $318 million came from the CGS, CTS and CSS segments (our “Emerging Segments”), focused on customer-centric strategy, growth or technology-based services, with the remainder of our revenue coming from the traditional business process outsourcing focused CMS segment.

We operate our business utilizing four operating and reportable segments, which provide an integrated set of services offering through design, technology enablement, management and growth:

Customer Strategy Services

We typically begin by engaging our clients at a strategic level. Through our strategy, change management and analytics-driven consulting expertise we help our clients design, build and execute their customer engagement strategies. We help our clients to better understand and predict their customers’ behaviors and preferences along with their current and future economic value. Using proprietary analytic models, we provide the insight clients need to build the business case for customer centricity, to better optimize their marketing spend and then work alongside them to help implement our recommendations. A key component of this segment involves instilling a high performance culture through management and leadership alignment and process optimization.

Customer Technology Services

Once the design of the customer engagement is completed, our ability to architect, deploy and host or manage the client’s customer management environments becomes a key enabler to achieving and sustaining the client’s customer engagement vision. Given the proliferation of mobile communication technologies and devices, we enable our clients’ operations to interact with their customers across the growing array of channels including email, social networks, mobile, web, SMS text, voice and chat. We design, implement and manage cloud, on-premise or hybrid customer management environments to deliver a consistent and superior experience across all touch points on a global scale that we believe result in higher quality, lower costs and reduced risk for our clients. Through our proprietary Humanify™ technology, we also provide data-driven context aware SaaS-based solutions that link customers seamlessly and directly to appropriate resources, any time and across any channel.

Customer Management Services

We design and manage clients’ front-to-back office processes to deliver just-in-time, personalized, multi-channel interactions. Our front-office solutions seamlessly integrate voice, chat, email, e-commerce and social media to optimize the customer experience for our clients. In addition, we manage certain client back-office processes to enhance their customer-centric view of relationships and maximize operating efficiencies. Our delivery of integrated business processes via our onshore, offshore or work-from-home associates reduces operating costs and allows customer needs to be met more quickly and efficiently, resulting in higher satisfaction, brand loyalty and a stronger competitive position for our clients.

Customer Growth Services

We offer integrated sales and marketing solutions to help our clients boost revenue in new, fragmented or underpenetrated business-to-consumer or business-to-business markets. We deliver approximately $1 billion in client revenue annually via the acquisition, growth and retention of customers through a combination of our highly trained, client-dedicated sales professionals and our proprietary Revana Analytic Multichannel PlatformTM. This platform continuously aggregates individual customer information across all channels into one holistic view so as to ensure more relevant and personalized communications. As a result of our acquisition of the digital agency Web Metro, we have developed an integrated marketing-to-sales platform that links online searches to live sales through a closed loop, multichannel interface. This platform uses proprietary tools and methodology to capture and use more than 400 marketing and sales data points to engage with customers in relevant conversations.

Based on our clients’ requirements, we provide our services on an integrated cross-business segment and on a discrete basis.

See Note 3 to the Notes to the Consolidated Financial Statements for additional discussion regarding our segment information.

Our 2014 Financial Results

In 2014, our revenue increased 4.1% to $1,242 million over the same period in 2013, despite a decrease of 2.4% or $28.0 million due to foreign currency fluctuations, primarily the Australian dollar and the Brazilian Real. Revenue adjusted for the $28.0 million decrease related to foreign exchange and $1.2 million of lost revenue due to a typhoon in 2013, increased 6.3% over the prior year. The increase in revenue is comprised of growth in the CMS, CGS and CSS segments which collectively grew 6.0%, offset by a decline in the CTS segment. The decline in the CTS segment is primarily related to a decline in revenue from our Avaya based offerings.

Our 2014 income from operations decreased $4.9 million to $96.5 million or 7.8% of revenue, from $101.4 or 8.5% of revenue for 2013. The decrease is primarily due to a $15.4 million reduction in CTS income from operations with $5.6 million related to the decrease in revenue from Avaya based offerings, $3.3 million in additional selling, general and administrative expenses related to investments in sales, marketing and research and development associated with the build out of the CISCO Cloud Solution, $1.4 million of one-time technology and managed services expenses, and $1.0 million associated with severance and other costs related to the integration of TSG into the Customer Technology Services segment. Income from operations in 2014 and 2013 included $3.7 million and $5.6 million of restructuring charges and asset impairments, respectively.

Our offshore delivery centers serve clients based in North America and in other countries spans five countries with 19,900 workstations and representing 64% of our global delivery capabilities. Revenue from services provided in these offshore locations was $457 million and represented 43% of our revenue for 2014, as compared to $490 million and 49% of our revenue for 2013, with both years excluding revenue from acquisitions completed outside the CMS and CGS segments.

Our cash flow from operations and available credit allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows. At December 31, 2014, we had $77.3 million of cash and cash equivalents, total debt of $105.9 million, and a total debt to total capitalization ratio of 18.6%.

We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of December 31, 2014, the overall capacity utilization in our multi-client centers was 85%. The table below presents workstation data for our multi-client centers as of December 31, 2014 and 2013. Dedicated and Managed Centers (5,261 and 4,550 workstations, at December 31, 2014 and 2013, respectively) are excluded from the workstation data as unused workstations in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized multi-client production workstations compared to the total number of available multi-client production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	December 31, 2014			December 31, 2013
	Total Production Workstations	In Use	% In Use	Total Production Workstations	In Use	% In Use

Multi-client centers
Sites open >1 year	24,948	21,093	85%	22,358	18,731	84%
Sites open <1 year	982	982	100%	2,028	1,417	70%
Total multi-client centers	25,930	22,075	85%	24,386	20,148	83%

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

During 2014, new guidance was issued related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for years beginning after December 15, 2016 and can be adopted retrospectively or as a cumulative effect adjustment. We are currently determining our implementation approach and assessing the impact on the consolidated financial statements.

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

Similar to goodwill, the Company may first use a qualitative analysis to assess the realizability of its indefinite-lived intangible assets. The qualitative analysis will include a review of changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there would be a significant decline to the fair value of an indefinite-lived intangible asset. If a quantitative analysis is completed, an indefinite-lived intangible asset (such as a trade name) is evaluated for possible impairment by comparing the fair value of the asset with its carrying value. Fair value was estimated as the discounted value of future revenues arising from a trade name using a royalty rate that a market participant would pay for use of that trade name. An impairment charge is recorded if the trade name’s carrying value exceeds its estimated fair value.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2014 Compared to December 31, 2013

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the years ended December 31, 2014 and 2013 (amounts in thousands). All inter—company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Year Ended December 31,
	2014	2013	$ Change	% Change
Revenue	$923,497	$890,883	$32,614	3.7%
Operating Income	76,792	75,689	1,103	1.5%
Operating Margin	8.3%	8.5%

The change in revenue for the Customer Management Services segment was attributable to a $79.5 million net increase in client programs and acquisitions offset by program completions of $20.8 million. Revenue was further impacted by a $26.1 million reduction due to foreign currency fluctuations, primarily the Australian dollar and the Brazilian Real.

The operating income as a percentage of revenue decreased slightly to 8.3% in 2014 as compared to 8.5% in 2013. Adjusted for the negative $5.5 million of foreign currency impact, the operating margin increased on operational efficiencies, increased revenue and the related increase in capacity utilization. Included in the operating income was amortization related to acquired intangibles of $0.8 million and zero for the years ended December 31, 2014 and 2013, respectively.

Customer Growth Services

	Year Ended December 31,
	2014	2013	$ Change	% Change
Revenue	$115,434	$100,996	$14,438	14.3%
Operating Income	7,255	3,024	4,231	139.9%
Operating Margin	6.3%	3.0%

The change in revenue for the Customer Growth Services segment was due to the combination of net increases in client programs and the acquisition of WebMetro in August 2013 of $20.7 million collectively, offset by program completions of $5.1 million and a $1.2 million reduction due to foreign currency fluctuations.

The operating income as a percentage of revenue increased to 6.3% in 2014 as compared to 3.0% in 2013. This increase was primarily driven by operational improvements and a shift in program mix to higher margin outcome based programs. Included in the operating income was amortization related to acquired intangibles of $2.7 million and $1.5 million for the year ended December 31, 2014 and 2013, respectively.

Customer Technology Services

	Year Ended December 31,
	2014	2013	$ Change	% Change
Revenue	$139,182	$152,485	$(13,303)	(8.7)%
Operating Income	4,519	19,965	(15,446)	(77.4)%
Operating Margin	3.2%	13.1%

Revenue for the Customer Technology Services segment decreased by $13.3 million compared to the prior year. The decrease in revenue was primarily attributable to a $13.1 million decrease in revenue from the Avaya based offerings offset, in part, by approximately $2.4 million of additional CISCO Cloud revenue.

The operating income as a percentage of revenue decreased to 3.2% in 2014 as compared to 13.1% in 2013. The decrease in operating income was primarily the result of a $5.6 million decline tied to the lower Avaya platform revenue, $3.3 million of additional selling, general and administrative expenses related to investments in sales, marketing and research and development expenses related to the build out of the CISCO cloud solution, $1.4 million related to one-time charges for technology and managed service expenses, a $1.3 million increase in depreciation expense tied to the increased number of cloud solutions in service, and $1.0 million in severance and other cost associated with the integration of TSG into the Customer Technology Services segment. Included in the operating income was amortization related to acquired intangibles of $4.4 million and $4.1 million for the year ended December 31, 2014 and 2013, respectively.

Customer Strategy Services

	Year Ended December 31,
	2014	2013	$ Change	% Change
Revenue	$63,668	$48,793	$14,875	30.5%
Operating Income	7,909	2,721	5,188	190.7%
Operating Margin	12.4%	5.6%

The increase in revenue for the Customer Strategy Services segment was related to organic growth across our geographies and our consulting practices including our strategy, operations and technology, analytics and learning innovations practices and the acquisition of rogenSi in August 2014.

The operating income as a percentage of revenue increased to 12.4% in 2014 as compared to 5.6% in 2013. The improvement in the CSS operating income was primarily the result of the 30.5% increase in revenue in combination with the restructure and full integration of this segment’s multiple acquisitions initiated in the third quarter of 2013. Additionally the increase in operating income was partially related to the impairment charges of $1.1 million recorded as a result of decreased revenues resulting from the deconsolidation of a subsidiary in the prior period (see Note 12 to the Consolidated Financial Statements for further details). Included in the operating income was amortization expense related to acquired intangibles of $2.1 million and $1.6 million for the year ended December 31, 2014 and 2013, respectively.

Interest Income (Expense)

Interest income decreased to $1.8 million in 2014 from $2.6 million in 2013. Interest expense decreased to $6.9 million during 2014 from $7.5 million for the comparable period in 2013, primarily due to decreased accretion of deferred acquisition costs.

Other Income (Expense), Net

Included in the year ended December 31, 2014, was a combined net $6.7 million benefit related to fair value adjustments of the contingent consideration based on revised estimates of performance against targets for four of our acquisitions (see Note 10 of the Notes to the Consolidated Financial Statements for further details).

Included in the year ended December 31, 2013, was a $3.7 million charge related to the deconsolidation of a subsidiary (see Note 24 of the Notes to the Consolidated Financial Statements for further details).

Income Taxes

The reported effective tax rate for 2014 was 22.9% as compared to 22.4% for 2013. The effective tax rate for 2014 was impacted by earnings in international jurisdictions currently under an income tax holiday, a $1.3 million benefit related to restructuring charges, a $0.4 million benefit related to a valuation allowance for equity compensation, a $1.2 million benefit related to the closing of statute of limitations in Canada, $3.8 million of expense related to future contingent payments, $1.3 million of expense related to the resolution of an audit in the Netherlands, and $0.2 million of expense related to other discrete items. Without these items our effective tax rate for the year ended December 31, 2014 would have been 19.8%. In the year ended December 31, 2013, our effective tax rate was 22.4%. Without a $1.8 million benefit related to restructuring charges, a $1.5 million benefit related to return to provision adjustments and $1.8 million of expense related to changes in valuation allowance, our effective tax rate for the year ended December 31, 2013 would have been 21.5%.

Year Ended December 31, 2013 Compared to 2012

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

Customer Management Services

	Year Ended December 31,
	2013	2012	$ Change	% Change
Revenue	$890,883	$923,774	$(32,891)	(3.6)%
Operating Income	75,689	60,271	15,418	25.6%
Operating Margin	8.5%	6.5%

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

The operating income as a percentage of revenue increased to 5.6% in the 2013 as compared to 0.7% in 2012. This increase was related to the full integration of the businesses comprising the Customer Strategy Services segment, including their leadership, consultants, the services portfolio and infrastructure, and a consolidation of their geographies and personnel realignment. This integration allowed for additional revenue to be generated as well as cost savings based on the realignment.  The increase also included the impairment charges of $1.1 million recorded as a result of decreased revenues resulting from the deconsolidation of a subsidiary in the second quarter of 2013 (see Notes 12 and 24 of the Notes to the Consolidated Financial Statements for further details). Included in the operating income was amortization expense related to acquired intangibles of $1.6 million and $1.2 million for the year ended December 31, 2013 and 2012, respectively.

Interest Income (Expense)

Interest income decreased to $2.6 million in 2013 from $3.0 million in 2012. Interest expense increased to $7.5 million during 2013 from $6.7 million for the comparable period in 2012, due to higher average borrowings on our credit facility and additional accretion of deferred acquisition costs.

Other Income (Expense), Net

Included in the year ended December 31, 2013, was a $3.7 million charge related to the deconsolidation of a subsidiary (see Note 24 of the Notes to the Consolidated Financial Statements for further details). Also included was a $1.9 million charge related to a fair value adjustment of the contingent consideration based on revised estimates of performance against targets for three of our acquisitions (see Note 10 of the Notes to the Consolidated Financial Statements for further details).

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Agreement, dated June 3, 2013 (the “Credit Agreement”). During the year ended December 31, 2014, we generated positive operating cash flows of $94.1 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

We manage a centralized global treasury function in the United States with a focus on concentrating and safeguarding our global cash and cash equivalents. While the majority of our cash is held outside the U.S., we prefer to hold U.S. Dollars in addition to the local currencies of our foreign subsidiaries. We expect to use our offshore cash to support working capital and growth of our foreign operations. While there are no assurances, we believe our global cash is protected given our cash management practices, banking partners and utilization of diversified, high quality investments.

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

We primarily utilize our Credit Agreement to fund working capital, general operations, stock repurchases and other strategic activities, such as the acquisitions described in Note 2 of the Notes to Consolidated Financial Statements. As of December 31, 2014 and 2013, we had borrowings of $100.0 million and $100.0 million, respectively, under our Credit Agreement, and our average daily utilization was $285.9 million and $238.1 million for the years ended December 31, 2014 and 2013, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $3.2 million, our remaining borrowing capacity was $596.8 million as of December 31, 2014. As of December 31, 2014, we were in compliance with all covenants and conditions under our Credit Agreement.

The amount of capital required over the next 12 months will depend on our levels of investment in infrastructure necessary to maintain, upgrade or replace existing assets. Our working capital and capital expenditure requirements could also increase materially in the event of acquisitions or joint ventures, among other factors. These factors could require that we raise additional capital through future debt or equity financing. We can provide no assurance that we will be able to raise additional capital with commercially reasonable terms acceptable to us.

The following discussion highlights our cash flow activities during the years ended December 31, 2014, 2013, and 2012.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $77.3 million and $158.0 million as of December 31, 2014 and 2013, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, and expand our infrastructure, and for investment in research and development, strategic acquisitions and the purchase of our outstanding stock.

Cash Flows from Operating Activities

For the years 2014, 2013 and 2012 we reported net cash flows provided by operating activities of $94.1 million, $138.0 million and $106.9 million, respectively. Despite increases in net income and depreciation and amortization of $16.4 million, the decrease was primarily due to a $48.3 million decrease in cash collected from accounts receivable and an increase of $5.6 million in payments made for operating expenses. The net increase of $31.1 million from 2012 to 2013 was primarily due to a $20.3 million decrease in cash spent on prepaid and other assets, a $13.8 million decrease in payments made for operating expenses, a $9.2 million increase in cash from net income and a $6.9 million increase in cash collected from accounts receivable. This increase was partially offset by a $19.1 million decrease in cash prepayments from customers.

Cash Flows from Investing Activities

For the years 2014, 2013 and 2012, we reported net cash flows used in investing activities of $91.9 million, $59.5 million and $80.9 million, respectively. The net increase in cash used in investing activities from 2013 to 2014 was primarily due to increased spending on acquisitions of $15.3 million along with a $17.3 increase in capital expenditures. The net decrease in cash used in investing activities from 2012 to 2013 was primarily due to the $31.7 million decrease in acquisition related spending offset partially by a $10.3 million increase in net spend on capital expenditures.

Cash Flows from Financing Activities

For the years 2014, 2013 and 2012, we reported net cash flows used in financing activities of $74.2 million, $70.7 million and $35.0 million, respectively. The change in net cash flows from 2013 to 2014 was primarily due to $8.5 million of payments for contingent consideration related to acquisitions and an increase of $1.5 million in dividends paid to noncontrolling interests, partially offset by a $8.0 million increase in net borrowings from our line of credit. The change from 2012 to 2013 was due to a decrease in net borrowings on our line of credit of $52.0 million, a decrease in proceeds received from other debt of $4.3 million and an increase in dividends paid to noncontrolling interests of $2.3 million. This increase in cash used in financing activities was partially offset against a decrease in cash used to repurchase common stock of $24.7 million.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) was $26.5 million, $87.6 million and $66.4 million for the years 2014, 2013 and 2012, respectively. The decrease from 2013 to 2014 resulted primarily from a decrease in cash flow from operating activities and a $17.3 million increase in capital expenditures. The increase from 2012 to 2013 resulted primarily from the $31.1 million increase in cash flow from operating activities offset by a $9.8 million increase in capital expenditures, net of grant funds received.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$94,090	$137,979	$106,920
Less: Purchases of property, plant and equipment	67,641	50,364	40,543	(1)
Free cash flow	$26,449	$87,615	$66,377

(1)                Purchases of property, plant and equipment for the year ended 2012 is net of proceeds from a government grant of $0.1 million.

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of December 31, 2014 are summarized as follows (amounts in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total

Credit Facility(1)	$2,582	$4,446	$100,828	$—	$107,856
Equipment financing arrangements	171	447	78	—	696
Contingent consideration	11,991	13,703	—	—	25,694
Purchase obligations	31,363	22,164	—	—	53,527
Operating lease commitments	43,411	60,753	28,247	3,826	136,237
Other debt	3,052	1,795	390	—	5,237
Total	$92,570	$103,308	$129,543	$3,826	$329,247

(1)                Includes estimated interest payments based on the weighted-average interest rate, unused commitment fees, current interest rate swap arrangements, and outstanding debt as of December 31, 2014.

•     Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.

•     Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Consolidated Balance Sheets until such goods and/or services are received.

•     The contractual obligation table excludes our liabilities of $1.9 million related to uncertain tax positions because we cannot reliably estimate the timing of future cash payments. See Note 11 to the Notes to the Consolidated Financial Statements for further discussion.

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

Future Capital Requirements

We expect total capital expenditures in 2015 to be within the range of $70 to $80 million. Approximately 70% of these expected capital expenditures are to support growth in our business and 30% relate to the maintenance of existing assets. The anticipated level of 2015 capital expenditures is primarily driven by new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technological infrastructure.

We may consider restructurings, dispositions, mergers, acquisitions and other similar transactions. Such transactions could include the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures or the incurrence, assumption, or refinancing of indebtedness and could be material to the consolidated financial condition and consolidated results of our operations. Our capital expenditures requirements could also increase materially in the event of acquisition or joint ventures. In addition, as of December 31, 2014, we were authorized to purchase an additional $11.8 million of common stock under our stock repurchase program (see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this Form 10-K). Our stock repurchase program does not have an expiration date.

The launch of large client contracts may result in short-term negative working capital because of the time period between incurring the costs for training and launching the program and the beginning of the accounts receivable collection process. As a result, periodically we may generate negative cash flows from operating activities.

Debt Instruments and Related Covenants

On June 3, 2013, we entered into a $700.0 million, five-year, multi-currency revolving credit facility (the “Credit Agreement”) with a syndicate of lenders which includes an accordion feature that permits us to request an increase in total commitments up to $1.0 billion, under certain conditions, including additional commitments from members of the syndicate. Wells Fargo Securities, LLC, KeyBank National Association, Bank of America Merrill Lynch, BBVA Compass and HSBC Bank USA, National Association served as Joint Lead Arrangers. The Credit Agreement amends and restates in its entirety our prior credit facility entered into during 2010 and as amended in 2012.

The Credit Agreement provides for a secured revolving credit facility that matures on June 3, 2018 with an initial maximum aggregate commitment of $700.0 million. At our discretion, direct borrowing options under the Credit Agreement include (i) Eurodollar loans with one, two, three, and six month terms, and/or (ii) overnight base rate loans. The Credit Agreement also provides for a sub-limit for loans or letters of credit in both U.S. dollars and certain foreign currencies, with direct foreign subsidiary borrowing capabilities up to 50% of the total commitment amount. We may increase the maximum aggregate commitment under the Credit Agreement to $1.0 billion if certain conditions are satisfied.

We primarily utilize our credit facilities to fund working capital, general operations, stock repurchases, acquisitions, and other strategic activities. As of December 31, 2014 and 2013, we had borrowings of $100.0 million and $100.0 million, respectively, under the Credit Agreement. During 2014, 2013 and 2012, borrowings accrued interest at an average rate of approximately 1.2%, 1.4%, and 1.6% per annum, respectively, excluding unused commitment fees. Our daily average borrowings during 2014, 2013 and 2012 were $285.9 million, $238.1 million and $154.5 million, respectively. Availability was $596.8 million as of December 31, 2014, reduced from $700.0 million by the outstanding borrowing and by $3.2 million in issued letters of credit; and was $596.5 million as of December 31, 2013, reduced from $700.0 million by the outstanding borrowing and by $3.5 million in issued letters of credit.

From time-to-time, we may have unsecured, uncommitted bank lines of credit to support working capital for a few foreign subsidiaries. As of December 31, 2014 and 2013, we had no foreign loans outstanding.

Client Concentration

During 2014, one of our clients represented 11% of our total annual revenue. Our five largest clients accounted for 38%, 40% and 39% of our annual revenue for the years ended December 31, 2014, 2013 and 2012, respectively. We have long-term relationships with our top five clients, ranging from two to 18 years, with the majority of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

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

Interest Rate Risk

We entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of December 31, 2014, we had $100.0 million of outstanding borrowings under the Credit Agreement. Based upon average daily outstanding borrowings during the years ended December 31, 2014 and 2013, interest accrued at a rate of approximately 1.2% and 1.4% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points during the quarter, there would not have been a material impact to our consolidated financial position or results of operations.

The Company’s interest rate swap arrangements as of December 31, 2014 and 2013 were as follows:

	Notional Amount	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date
As of December 31, 2014	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
and 2013	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Foreign Currency Risk

Our subsidiaries in Canada, Costa Rica, Mexico, and the Philippines use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the years ended December 31, 2014, 2013 and 2012, revenue associated with this foreign exchange risk was 31%, 32% and 37% of our consolidated revenue, respectively.

The following summarizes relative (weakening) strengthening of local currencies that are relevant to our business:

	Year Ended December 31,
	2014	2013	2012
Canadian Dollar vs. U.S. Dollar	(8.7)%	(7.3)%	2.3%
Philippine Peso vs. U.S. Dollar	(0.9)%	(7.6)%	6.4%
Mexican Peso vs. U.S. Dollar	(13.0)%	(0.3)%	7.0%
Australian Dollar vs. U.S. Dollar	(8.8)%	(16.9)%	1.9%
Euro vs. U.S. Dollar	(13.3)%	4.0%	2.0%
Philippine Peso vs. Australian Dollar	7.2%	7.9%	6.4%

In order to mitigate the risk of these non-functional foreign currencies weakening against the functional currencies of the servicing subsidiaries, which thereby decreases the economic benefit of performing work in these countries, we may hedge a portion, though not 100%, of the projected foreign currency exposure related to client programs served from these foreign countries through our cash flow hedging program. While our hedging strategy can protect us from adverse changes in foreign currency rates in the short term, an overall weakening of the non-functional revenue foreign currencies would adversely impact margins in the segments of the servicing subsidiary over the long term.

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

Our cash flow hedging instruments as of December 31, 2014 and 2013 are summarized as follows (in thousands). All hedging instruments are forward contracts, except as noted.

As of December 31, 2014	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in 2015	Contracts Maturing Through
Canadian Dollar	1,500	$1,441		100.0%	June 2015
Philippine Peso	17,428,000	398,046	(1)	40.0%	August 2019
Mexican Peso	2,532,000	179,089		29.7%	September 2019
New Zealand Dollar	490	381		100.0%	July 2015
		$578,957

As of December 31, 2013	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	7,500	$7,336
Philippine Peso	17,355,000	404,638	(1)
Mexican Peso	2,305,500	166,132
British Pound Sterling	1,200	1,853	(2)
New Zealand Dollars	150	117
		$580,076

(1)                Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on December 31, 2014 and December 31, 2013.

(2)                Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on December 31, 2013.

The fair value of our cash flow hedges at December 31, 2014 was assets/(liabilities) (in thousands):

	December 31,	Maturing in
	2014	2015
Canadian Dollar	$(152)	$(152)
Philippine Peso	(14,816)	(7,210)
Mexican Peso	(14,196)	(5,121)
New Zealand Dollar	(3)	(3)
	$(29,167)	$(12,486)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The fair value of our cash flow hedges decreased by $17.7 million from December 31, 2013 to December 31, 2014. The decrease in fair value from December 31, 2013 largely reflects a broader strengthening in the U.S. dollar during 2014.

We recorded net (losses)/gains of $(2.4) million, $8.0 million, and $4.6 million for settled cash flow hedge contracts for the years ended December 31, 2014, 2013, and 2012, respectively. These (losses)/gains were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Note 9 in the accompanying Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the years ended 2014 and 2013, approximately 24% and 22%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in debt or equity securities as of December 31, 2014 or 2013.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located beginning on page F-1 of this report and incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

This Form 10-K includes the certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of TeleTech’s disclosure controls and procedures (as required by Rule 13a-15(b) and 15d-15(b) under the “Exchange Act”) as of December 31, 2014. Based on that evaluation, the principal executive officer and the principal financial officer of TeleTech have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide such reasonable assurance.

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

Our management has conducted an assessment of its internal control over financial reporting as of December 31, 2014 as required by Section 404 of the Sarbanes-Oxley Act. Management’s report on our internal control over financial reporting is included below. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of our internal control over financial reporting is included on page F-2. Management has concluded that internal control over financial reporting is effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management, under the supervision of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures which (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the Board of Directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving their control objectives.

During 2014, the Company acquired Sofica and rogenSi and have excluded these businesses, from its assessment of internal control over financial reporting as of December 31, 2014. Sofica’s total assets and total revenues represent 2% and 1%, respectively, and rogenSi’s total assets and total revenues represent 5% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

In connection with the preparation of this Form 10-K, our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has also been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our 2015 Definitive Proxy Statement on Schedule 14A, which will be filed no later than 120 days after December 31, 2014 (the “2015 Proxy Statement”) regarding our executive officers under the heading “Information Regarding Executive Officers” is incorporated herein by reference. We have both a Code of Ethical Conduct for Executive and Financial Managers and a Code of Conduct. The Code of Ethical Conduct for Executive and Financial Officers applies to our Chief Executive Officer, Chief Financial Officer, presidents of our business segments, Controller, Treasurer, the General Counsel, Chief Audit executive, senior financial officers of each operating segment and other persons performing similar functions. The Code of Conduct applies to all directors, officers, employees and members of our supply chain (as applicable). Both the Code of Ethical Conduct for Executive and Financial Officers and the Code of Conduct are posted on our website at www.teletech.com on the Corporate Governance page. We will post on our website any amendments to or waivers of the Code of Ethical Conduct for Executive and Financial Officers and our Code of Conduct, in accordance with applicable laws and regulations.

There have been no material changes to the procedures by which stockholders may recommend nominees to the board of directors. The remaining information called for by this Item 10 is incorporated by reference herein from our 2015 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information in our 2015 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding these matters is included in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”. Also the information in our 2015 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in our 2015 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information in our 2015 Proxy Statement is incorporated herein by reference.

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
3.01**

Restated Certificate of Incorporation of TeleTech Holdings, Inc. filed with the State of Delaware on August 1, 1996 (incorporated by reference to Exhibit 3.1 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)

3.02**	Second Amended and Restated Bylaws of TeleTech (incorporated by reference to Exhibit 3.02 to TeleTech’s Current Report on Form 8-K filed on May 28, 2009)

10.04**

TeleTech Holdings, Inc. Amended and Restated 1999 Stock Option and Incentive Plan (incorporated by reference as Exhibit 10.04 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.06**	TeleTech Holdings, Inc. 2010 Equity Incentive Plan (incorporated by reference as Appendix A to TeleTech’s Definitive Proxy Statement, filed April 12, 2010)

10.20**	Form of Non-Qualified Stock Option Agreement (below Vice President) (incorporated by reference as Exhibit 10.06 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.21**	Form of Non-Qualified Stock Option Agreement (Vice President and above) (incorporated by reference as Exhibit 10.07 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.22**	Form of Amendment to Restricted Stock Unit Agreement (incorporated by reference as Exhibit 10.2 to TeleTech’s Current Report on Form 8-K filed on February 22, 2010)

10.23**	Form of Restricted Stock Unit Agreement (incorporated by reference as Exhibit 10.3 to TeleTech’s Current Report on Form 8-K filed on February 22, 2010)

10.24**

Form of Restricted Stock Unit Agreement (Section 16 Officers) (incorporated by reference as Exhibit 4.3 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-167300) filed on June 3, 2010)

10.25**

Form of Restricted Stock Unit Agreement (Non-Section 16 Employees) (incorporated by reference as Exhibit 4.4 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-167300) filed on June 3, 2010)

10.26**

Form of Independent Director Restricted Stock Unit Agreement (incorporated by reference as Exhibit 4.5 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-167300) filed on June 3, 2010)

10.27**	Form of Global Restricted Stock Unit Agreement (Operating Committee Member) (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on May 1, 2013)

Exhibit No.	Description
10.28**	Form of Global Restricted Stock Unit Agreement (Non-Operating Committee Member) (incorporated by reference as Exhibit 10.2 to TeleTech’s Current Report on Form 8-K filed on May 1, 2013)

10.29*	Form of TeleTech Holdings, Inc. Restricted Stock Unit Award Agreement (other employees) effective July 1, 2014

10.30*	Form of TeleTech Holdings, Inc. Restricted Stock Unit Award Agreement (Directors and Executive Committee Members) effective July 1, 2014

10.31**	Form of Non-Qualified Stock Option Agreement (Non-Employee Director) (incorporated by reference as Exhibit 10.08 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.32*	Independent Director Compensation Arrangements (effective January 1, 2015)

10.33**	Form of Indemnification Agreement with Directors (incorporated by reference as Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on February 22, 2010)

10.40**

Employment Agreement between Kenneth D. Tuchman and TeleTech dated October 15, 2001 (incorporated by reference as Exhibit 10.68 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.41**

Amendment to Employment Agreement between Kenneth D. Tuchman and TeleTech dated December 31, 2008 (incorporated by reference as Exhibit 10.17 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.42**

Amendment dated September 17, 2008 to Stock Option Agreement between Kenneth D. Tuchman and TeleTech (incorporated by reference as Exhibit 10.19 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.50**

Employment Agreement between James E. Barlett and TeleTech dated October 15, 2001 (incorporated by reference as Exhibit 10.66 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.52**

Amendment to Employment Agreement between James E. Barlett and TeleTech dated December 31, 2008 (incorporated by reference as Exhibit 10.13 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.53**

Amendment dated September 17, 2008 to Stock Option Agreement between James E. Barlett and TeleTech (incorporated by reference as Exhibit 10.15 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.54**

Second Amendment, dated as of April 19, 2011, to TeleTech Holdings, Inc. Restricted Stock Unit Agreement by and between TeleTech Holdings, Inc. and James E. Barlett dated June 22, 2007 (incorporated by reference as Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed April 22, 2011)

10.60**

Employment Agreement between Regina Paolillo and TeleTech Holdings, Inc. effective as of November 3, 2011 (incorporated by reference as Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed October 27, 2011)

10.62**

Restricted Stock Unit Agreement dated as of November 15, 2011 between TeleTech Holdings, Inc. and Regina Paolillo (RSU Performance Agreement) (incorporated by reference as Exhibit 10.2 to TeleTech’s Current Report on Form 8-K/A filed November 21, 2011)

10.63**

Non-Qualified Stock Option Agreement dated as of November 15, 2011 between TeleTech Holdings, Inc. and Regina Paolillo (Option Agreement)(incorporated by reference as Exhibit 10.3 to TeleTech’s Current Report on Form 8-K/A filed November 21, 2011)

10.70*	Separation Agreement and Release of Claims between Brian Shepherd and TeleTech Services Corporation effective as of January 31, 2015

Exhibit No.	Description
10.80**

Employment Agreement between Keith Gallacher and TeleTech Services Corporation effective as of June 3, 2013 (incorporated by reference as Exhibit 10.2 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10.90**

Amended and Restated Credit Agreement, dated as of June 3, 2013, among TeleTech Holdings, Inc., the foreign borrowers party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and Fronting Lender, KeyBank National Association, Bank of America, N.A., BBVA Compass, and HSBC Bank USA, National Association, each as Documentation Agent and Wells Fargo Securities, LLC, KeyBank National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BBVA Compass and HSBC Bank USA, National Association, as Joint Lead Arrangers (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on June 7, 2013)

21.1*	List of subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney

31.1*	Rule 13a-14(a) Certification of CEO of TeleTech

31.2*	Rule 13a-14(a) Certification of CFO of TeleTech

32.1*	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.
***

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized on March 9, 2015.

TELETECH HOLDINGS, INC.

By:	/s/ KENNETH D. TUCHMAN
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 9, 2015, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ KENNETH D. TUCHMAN	PRINCIPAL EXECUTIVE OFFICER
Kenneth D. Tuchman	Chief Executive Officer and Chairman of the Board

/s/ REGINA M. PAOLILLO	PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
Regina M. Paolillo	Chief Financial Officer

*	DIRECTOR
James E. Barlett

*	DIRECTOR
Tracy L. Bahl

*	DIRECTOR
Gregory A. Conley

*	DIRECTOR
Robert Frerichs

*	DIRECTOR
Marc L. Holtzman

*	DIRECTOR
Shrikant Mehta

* By /s/ Regina M. Paolillo under Power of Attorney as attached hereto as Exhibit 24.1

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS OF TELETECH HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of TeleTech Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income (loss), of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of TeleTech Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, , based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded rogenSi and Sofica from its assessment of internal control over financial reporting as of December 31, 2014, because they were acquired by the Company during 2014. We have also excluded rogenSi and Sofica Group, both 100% owned subsidiaries, from our audit of internal control over financial reporting. rogenSi’s total assets and total revenues represent 5% and 1%, respectively, and Sofica’s total assets and total revenues represent 2% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP

Denver, CO

March 9, 2015

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$77,316	$158,017
Accounts receivable, net	276,432	236,099
Prepaids and other current assets	64,702	52,332
Deferred tax assets, net	22,501	11,905
Income tax receivable	4,532	11,198
Total current assets	445,483	469,551

Long-term assets
Property, plant and equipment, net	150,212	126,719
Goodwill	128,705	102,743
Deferred tax assets, net	31,512	42,791
Other intangible assets, net	59,905	54,812
Other long-term assets	36,658	45,726
Total long-term assets	406,992	372,791
Total assets	$852,475	$842,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$37,019	$32,031
Accrued employee compensation and benefits	70,069	80,130
Other accrued expenses	34,430	31,659
Income tax payable	10,141	6,066
Deferred tax liabilities, net	—	590
Deferred revenue	29,887	28,799
Other current liabilities	17,085	11,512
Total current liabilities	198,631	190,787

Long-term liabilities
Line of credit	100,000	100,000
Deferred tax liabilities, net	4,675	2,281
Deferred rent	8,956	9,635
Other long-term liabilities	74,149	63,648
Total long-term liabilities	187,780	175,564
Total liabilities	386,411	366,351

Commitments and contingencies (Note 15)

Mandatorily redeemable noncontrolling interest	2,814	2,509

Stockholders’ equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; zero shares outstanding as of December 31, 2014 and 2013	—	—
Common stock; $.01 par value; 150,000,000 shares authorized; 48,452,852 and 50,352,881 shares outstanding as of December 31, 2014 and 2013, respectively	485	503
Additional paid-in capital	356,792	356,381
Treasury stock at cost: 33,599,401 and 31,699,372 shares as of December 31, 2014 and 2013, respectively	(527,595)	(477,399)
Accumulated other comprehensive income (loss)	(52,274)	(20,586)
Retained earnings	677,859	606,502
Noncontrolling interest	7,983	8,081
Total stockholders’ equity	463,250	473,482
Total liabilities and stockholders’ equity	$852,475	$842,342

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012

Revenue	$1,241,781	$1,193,157	$1,162,981

Operating expenses
Cost of services	886,492	846,631	834,803
Selling, general and administrative	198,553	193,423	182,634
Depreciation and amortization	56,538	46,064	41,166
Restructuring charges, net	3,350	4,435	22,875
Impairment losses	373	1,205	2,958
Total operating expenses	1,145,306	1,091,758	1,084,436

Income from operations	96,475	101,399	78,545

Other income (expense)
Interest income	1,769	2,560	2,978
Interest expense	(6,946)	(7,513)	(6,696)
Loss on deconsolidation of subsidiary	—	(3,655)	—
Other income (expense), net	9,161	(722)	(965)
Total other income (expense)	3,984	(9,330)	(4,683)

Income before income taxes	100,459	92,069	73,862

(Provision for) benefit from income taxes	(23,042)	(20,598)	61

Net income	77,417	71,471	73,923

Net income attributable to noncontrolling interest	(5,124)	(4,083)	(3,908)

Net income attributable to TeleTech stockholders	$72,293	$67,388	$70,015

Other comprehensive income (loss)
Net income	$77,417	$71,471	$73,923
Foreign currency translation adjustments	(23,120)	(26,342)	12,648
Derivative valuation, gross	(16,970)	(29,465)	25,266
Derivative valuation, tax effect	6,978	11,554	(9,855)
Other, net of tax	1,076	598	527
Total other comprehensive income (loss)	(32,036)	(43,655)	28,586
Total comprehensive income (loss)	45,381	27,816	102,509

Less: Comprehensive income attributable to noncontrolling interest	(4,163)	(3,995)	(4,039)

Comprehensive income (loss) attributable to TeleTech stockholders	$41,218	$23,821	$98,470

Weighted average shares outstanding
Basic	49,297	51,338	54,738
Diluted	50,102	52,244	55,540

Net income per share attributable to TeleTech stockholders
Basic	$1.47	$1.31	$1.28
Diluted	$1.44	$1.29	$1.26

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

	Stockholders’ Equity of the Company
							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury	Additional	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	Stock	Paid-in Capital	Income (Loss)	Earnings	interest	Total Equity
Balance as of December 31, 2011	—	$—	56,635	$566	$(357,267)	$350,386	$(5,474)	$470,776	$11,260	$470,247
Net income	—	—	—	—	—	—	—	70,015	3,908	73,923
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	941	941
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(2,205)	(2,205)
Transfer of noncontrolling interest to mandatorily redeemable noncontrolling interest	—	—	—	—	—	—	—	—	(1,067)	(1,067)
Foreign currency translation adjustments	—	—	—	—	—	—	12,517	—	131	12,648
Derivatives valuation, net of tax	—	—	—	—	—	—	15,411	—	—	15,411
Vesting of restricted stock units	—	—	575	5	8,041	(12,626)	—	—	—	(4,580)
Exercise of stock options	—	—	121	1	1,703	(330)	—	—	—	1,374
Excess tax benefit from equity-based awards	—	—	—	—	—	(1)	—	—	—	(1)
Equity-based compensation expense	—	—	—	—	—	13,285	—	—	10	13,295
Purchases of common stock			(5,043)	(50)	(81,193)	—	—	—	—	(81,243)
Other, net of tax	—	—	—	—	—	—	527	—	—	527
Balance as of December 31, 2012	—	$—	52,288	$522	$(428,716)	$350,714	$22,981	$540,791	$12,978	$499,270
Net income	—	—	—	—	—	—	—	67,388	3,601	70,989
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(4,183)	(4,183)
Purchases of outstanding noncontrolling interest	—	—	—	—	—	3,715	—	—	(4,140)	(425)
Adjustments to redemption value of mandatorily redeemable noncontrolling interest	—	—	—	—	—	—	—	(1,677)	—	(1,677)
Deconsolidation of a subsidiary	—	—	—	—	—	—	—	—	(121)	(121)
Foreign currency translation adjustments	—	—	—	—	—	—	(26,254)	—	(88)	(26,342)
Derivatives valuation, net of tax	—	—	—	—	—	—	(17,911)	—	—	(17,911)
Vesting of restricted stock units	—	—	455	5	6,530	(11,509)	—	—	—	(4,974)
Exercise of stock options	—	—	91	1	1,294	(433)	—	—	—	862
Excess tax benefit from equity-based awards	—	—	—	—	—	787	—	—	—	787
Equity-based compensation expense	—	—	—	—	—	13,107	—	—	34	13,141
Purchases of common stock	—	—	(2,481)	(25)	(56,507)	—	—	—	—	(56,532)
Other, net of tax	—	—	—	—	—	—	598	—	—	598
Balance as of December 31, 2013	—	$—	50,353	$503	$(477,399)	$356,381	$(20,586)	$606,502	$8,081	$473,482
Net income	—	—	—	—	—	—	—	72,293	4,512	76,805
Dividends distributed to noncontrolling interest	—	—	—	—	—	—	—	—	(4,275)	(4,275)
Adjustments to redemption value of mandatorily redeemable noncontrolling interest	—	—	—	—	—	—	—	(936)	—	(936)
Foreign currency translation adjustments	—	—	—	—	—	—	(22,771)	—	(349)	(23,120)
Derivatives valuation, net of tax	—	—	—	—	—	—	(9,993)	—	—	(9,993)
Vesting of restricted stock units	—	—	396	4	5,979	(11,362)	—	—	—	(5,379)
Exercise of stock options	—	—	58	1	876	(434)	—	—	—	443
Excess tax benefit from equity-based awards	—	—	—	—	—	1,015	—	—	—	1,015
Equity-based compensation expense	—	—	—	—	—	11,192	—	—	14	11,206
Purchases of common stock	—	—	(2,354)	(23)	(57,051)	—	—	—	—	(57,074)
Other, net of tax	—	—	—	—	—	—	1,076	—	—	1,076
Balance as of December 31, 2014	—	$—	48,453	$485	$(527,595)	$356,792	$(52,274)	$677,859	$7,983	$463,250

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$77,417	$71,471	$73,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,538	46,063	41,166
Amortization of contract acquisition costs	856	1,160	1,017
Amortization of debt issuance costs	705	659	808
Imputed interest expense and fair value adjustments to contingent consideration	(6,233)	3,301	904
Provision for doubtful accounts	633	695	368
Loss (gain) on disposal of assets	141	—	305
Impairment losses	373	1,205	2,958
Deferred income taxes	9,514	6,892	2,354
Excess tax benefit from equity-based awards	(1,399)	(1,343)	(462)
Equity-based compensation expense	11,307	13,234	13,376
Loss on foreign currency derivatives	(1,548)	234	414
Loss on deconsolidation of subsidiary, net of cash of zero, $897, and zero, respectively	—	2,758	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(41,005)	7,291	400
Prepaids and other assets	(5,300)	(5,374)	(25,664)
Accounts payable and accrued expenses	(8,115)	(2,549)	(16,301)
Deferred revenue and other liabilities	206	(7,718)	11,354
Net cash provided by operating activities	94,090	137,979	106,920
Cash flows from investing activities
Proceeds from grant for property, plant and equipment	—	—	110
Proceeds from sale of long-lived assets	135	—	450
Purchases of property, plant and equipment, net of acquisitions	(67,641)	(50,364)	(40,653)
Acquisitions, net of cash acquired of $3,525, $6,423 and $3,744, respectively	(24,416)	(9,166)	(40,839)
Net cash used in investing activities	(91,922)	(59,530)	(80,932)
Cash flows from financing activities
Proceeds from line of credit	2,077,400	1,533,550	1,179,850
Payments on line of credit	(2,077,400)	(1,541,550)	(1,135,850)
Proceeds from other debt	—	3,709	8,014
Payments on other debt	(4,504)	(5,789)	(4,900)
Payments of contingent consideration related to acquisitions	(8,547)	—	—
Dividends paid to noncontrolling interest	(5,962)	(4,455)	(2,205)
Proceeds from exercise of stock options	443	862	1,374
Excess tax benefit from equity-based awards	1,399	1,343	462
Purchase of treasury stock	(57,074)	(56,532)	(81,243)
Payments of debt issuance costs	—	(1,800)	(467)
Net cash used in financing activities	(74,245)	(70,662)	(34,965)
Effect of exchange rate changes on cash and cash equivalents	(8,624)	(14,255)	17,091
(Decrease) increase in cash and cash equivalents	(80,701)	(6,468)	8,114
Cash and cash equivalents, beginning of period	158,017	164,485	156,371
Cash and cash equivalents, end of period	$77,316	$158,017	$164,485
Supplemental disclosures
Cash paid for interest	$5,404	$4,220	$4,412
Cash paid for income taxes	$14,545	$16,757	$16,388
Non-cash investing and financing activities
Purchases of equipment through financing agreements	$696	$—	$6,100
Acquisition of equipment through increase in accounts payable	$4,170	$2,762	$—
Landlord incentives credited to deferred rent	$—	$1,016	$1,723
Contract acquisition costs credited to accounts receivable	$471	$1,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(1)                                 OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

TeleTech Holdings, Inc. and its subsidiaries (“TeleTech” or the “Company”) is a customer engagement management services provider, delivering integrated consulting, technology, growth and customer care solutions on a global scale. Our suite of product and service capabilities allows us to design and deliver enhanced, value-driven customer experiences across numerous communication channels. TeleTech’s 46,000 employees serve clients in the automotive, communication, financial services, government, healthcare, logistics, media and entertainment, retail, technology, transportation and travel industries via operations in the U.S., Australia, Belgium, Brazil, Bulgaria, Canada, Costa Rica, Germany, Ghana, Ireland, Israel, Lebanon, Macedonia, Mexico, New Zealand, the Philippines, Poland, Singapore, South Africa, Spain, Thailand, Turkey, the United Arab Emirates, and the United Kingdom.

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

Certain amounts for 2013 have been reclassified in the Consolidated Financial Statements to conform to the 2014 presentation.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers all cash and highly liquid short-term investments with an original maturity of 90 days or less to be cash equivalents. The Company manages a centralized global treasury function in the United States with a focus on concentrating and safeguarding its global cash and cash equivalents. While the majority of the Company’s cash is held outside the U.S., the Company prefers to hold U.S. Dollars in addition to the local currencies of the foreign subsidiaries. The Company believes that it has effectively mitigated and managed its risk relating to its global cash through its cash management practices, banking partners, and utilization of diversified, high quality investments. However, the Company can provide no assurances that it will not sustain losses.

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

The Company also enters into fair value derivative contracts that hedge against foreign currency exchange gains and losses primarily associated with short-term payables and receivables. Changes in the fair value of derivative instruments designated as fair value hedges affect the carrying value of the asset or liability hedged, with changes in both the derivative instrument and the hedged asset or liability being recognized in Other income (expense), net in the accompanying Consolidated Statements of Comprehensive Income (Loss).

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Depreciation and amortization are computed on the straight-line method based on the following estimated useful lives:

Building	25 years
Computer equipment and software	3 to 7 years
Telephone equipment	4 to 7 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of economic useful life (typically 10 years)
or original lease term
Other	3 to 7 years

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

Software Development Costs

The Company capitalizes costs incurred to acquire or develop software for internal use. Capitalized software development costs are amortized using the straight-line method over the estimated useful life equal to the lesser of the license term or 4 years. The amortization expense is recorded in Depreciation and amortization in the accompanying Consolidated Statements of Comprehensive Income (Loss).

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Other Intangible Assets

The Company has other intangible assets that include customer relationships (definite-lived) and trade names (indefinite-lived and definite-lived) and non-compete agreements (definite-lived). Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to 11 years. The Company evaluates the carrying value of its definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An asset is considered to be impaired when the forecasted undiscounted cash flows of its asset group are estimated to be less than its carrying value.

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

Self Insurance Liabilities

The Company self-insures for certain levels of workers’ compensation, employee health, property, errors and omissions, cyber risks, and general liability insurance. The Company records estimated liabilities for these insurance lines based upon analyses of historical claims experience. The most significant assumption the Company makes in estimating these liabilities is that future claims experience will emerge in a similar pattern with historical claims experience. The liabilities related to workers’ compensation and employee health insurance are included in Accrued employee compensation and benefits in the accompanying Consolidated Balance Sheets. The liability for other general liability insurance is included in Other accrued expenses in the accompanying Consolidated Balance Sheets.

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

The Company accounts for uncertain tax positions using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. The Company evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors including changes in facts or circumstances, changes in applicable tax law, and settlement of issues under audit. The Company recognizes interest and penalties related to uncertain tax positions as a part of the Provision for income taxes in the accompanying Consolidated Statements of Comprehensive Income (Loss).

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

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is not the U.S. Dollar, are translated at the exchange rates in effect on the last day of the period and income and expenses are translated using the monthly average exchange rates in effect for the period in which the items occur. Foreign currency translation gains and losses are recorded in Accumulated other comprehensive income (loss) within Stockholders’ Equity. Foreign currency transaction gains and losses are included in Other income (expense), net in the accompanying Consolidated Statements of Comprehensive Income (Loss).

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides new guidance related to the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This new guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within those years. Beginning in 2015, the Company will apply the new guidance, as applicable, to future disposals of components or classifications as held for sale, but the Company does not expect it to have a significant impact on its financial position, results of operation or related disclosures.

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

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. Beginning in 2016, the Company will apply the new guidance as applicable and is currently assessing the impact on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern”, as a new Sub-topic, Accounting Standards Codification Sub-topic 205.40. The new going concern standard codifies in GAAP management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This ASU is effective for interim and annual periods beginning on or after December 15, 2016 and early adoption is permitted. The Company is evaluating when it will adopt the standard but does not expect it to have a significant impact on its financial position, results of operation or related disclosures.

(2)                                 ACQUISITIONS

rogenSi

In the third quarter of 2014, as an addition to the Customer Strategy Services (“CSS”) segment, the Company acquired substantially all operating assets of rogenSi Worldwide PTY, Ltd., a global leadership, change management, sales, performance training and consulting company.

The total purchase price was $34.3 million, subject to certain working capital adjustments, and consists of $18.0 million in cash at closing and an estimated $14.5 million in three earn-out payments, contingent on the acquired companies and TeleTech’s CSS segment achieving certain agreed earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets, as defined in the sale and purchase agreement. Additionally, the estimated purchase price included a $1.8 million hold-back payment for contingencies as defined in the sale and purchase agreement which will be paid in the first quarter of 2016, if required. The total contingent consideration possible per the sale and purchase agreement ranges from zero to $17.6 million and the earn-out payments are payable in early 2015, 2016 and 2017, based on July 1, 2014 through December 31, 2014, and full year 2015 and 2016 performance, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The fair value of the contingent consideration was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 4.6% and expected future value of payments of $15.3 million. The $15.3 million of expected future payments was calculated using a probability weighted EBITDA assessment with the highest probability associated with rogenSi achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent consideration was approximately $14.5 million. During the fourth quarter of 2014, the Company recorded a fair value adjustment of the contingent consideration of $0.5 million based on revised estimates noting higher probability of exceeding the EBITDA targets (see Note 10). As of December 31, 2014, the fair value of the contingent consideration was $15.2 million, of which $6.4 million and $8.8 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively.

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary Estimate of Acquisition Date Fair Value
Cash	$2,670
Accounts receivable, net	6,417
Other assets	3,328
Property, plant and equipment	578
Customer relationships	9,314
Goodwill	20,860
43,167

Accounts payable	708
Accrued employee compensation and benefits	2,203
Accrued expenses	1,146
Other	4,845
8,902

Total purchase price	$34,265

The estimates of fair value of identifiable assets acquired and liabilities assumed are preliminary, pending completion of a valuation, thus are subject to revisions that may result in adjustments to the values presented above.

The rogenSi customer relationships have been estimated based on similar acquisitions and are amortized over an estimated useful life of five years. The goodwill recognized from the rogenSi acquisition is estimated to be attributable, but not limited to, the acquired workforce and expected synergies within CSS. None of the tax basis of the acquired intangibles and goodwill will be deductible for income tax purposes. The acquired goodwill and the operating results of rogenSi are reported, as its own reporting unit, within the CSS segment from the date of acquisition.

Sofica

In the first quarter of 2014, as an addition to the Customer Management Services (“CMS”) segment, the Company acquired a 100% interest in Sofica Group, a Bulgarian joint stock company (“Sofica”). Sofica provides customer lifecycle management and other business process services across multiple channels in multiple sites in over 18 languages.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The purchase price of $14.2 million included $9.4 million in cash consideration (including working capital adjustments) and an estimated $3.8 million in earn-out payments, payable in 2015 and 2016, contingent on Sofica achieving specified EBITDA targets, as defined by the stock purchase agreement. The total contingent consideration possible per the stock purchase agreement ranges from zero to $7.5 million. Additionally, the purchase price includes a $1.0 million hold-back payment for contingencies as defined in the stock purchase agreement which will be paid in the second quarter of 2016, if required.

The fair value of the contingent consideration was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 5.0% and expected future value of payments of $4.0 million. The $4.0 million of expected future payments was calculated using a probability weighted EBITDA assessment with the highest probability associated with Sofica achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent consideration was approximately $3.8 million. During the third and fourth quarters of 2014, the Company recorded fair value adjustments of the contingent consideration of $1.8 million and $0.6 million, respectively based on revised estimates noting higher probability of exceeding the EBITDA targets (see Note 10). As of December 31, 2014, the fair value of the contingent consideration was $6.3 million, of which $2.8 million and $3.5 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively.

The following summarizes the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Acquisition Date Fair Value
Cash	$857
Accounts receivable, net	3,175
Other assets	378
Property, plant and equipment	653
Customer relationships	4,915
Goodwill	6,358
16,336

Accounts payable	296
Accrued employee compensation and benefits	697
Accrued expenses	664
Other	507
2,164

Total purchase price	$14,172

The Sofica customer relationships, trade name and non-compete agreements have an estimated useful life of six years, three years and five years, respectively. The goodwill recognized from the Sofica acquisition was attributable primarily to the acquired workforce of Sofica, expected synergies, and other factors. None of the tax basis of the acquired intangibles and goodwill will be deductible for income tax purposes. The acquired goodwill and the operating results of Sofica are reported within the CMS segment from the date of acquisition.

WebMetro

In the third quarter of 2013, as an addition to the Customer Growth Services (“CGS”) segment, the Company acquired 100% of WebMetro, a California corporation (“WebMetro”), a digital marketing agency.

The total purchase price was $17.8 million, including $15.3 million in cash consideration (inclusive of working capital adjustments) and an estimated $2.5 million in earn-out payments, payable in 2014 and 2015, contingent on WebMetro achieving specified EBITDA targets, as defined by the stock purchase agreement.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company was also obligated to make earn-out payments over the next two years if WebMetro achieved specified EBITDA targets, as defined by the stock purchase agreement. The fair value of the contingent payments was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 5.3% and expected future value of payments of $2.6 million. The $2.6 million of expected future payments was calculated using a bell curve probability weighted EBITDA assessment with the highest probability associated with WebMetro achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent payments was approximately $2.5 million. The first contingent payment of $1.0 million was completed in the second quarter of 2014. During the third quarter of 2014, the Company recorded a fair value adjustment to reduce the contingent consideration by $1.7 million based on revised estimates noting the achievement of the EBITDA target is remote (see Note 10). As of December 31, 2014, the fair value of the remaining contingent consideration was zero.

In the third quarter of 2014, the Company finalized its valuation of WebMetro for the acquisition date assets acquired and liabilities assumed. There were no material measurement period adjustments in 2014.

Other Acquisitions

iKnowtion

In the first quarter of 2012, as an addition to the CSS segment, the Company acquired an 80% interest in iKnowtion, LLC (“iKnowtion”).  iKnowtion integrates proven marketing analytics methodologies and business consulting capabilities to help clients improve their return on marketing expenditures in such areas as demand generation, share of wallet, and channel mix optimization.

The total cash consideration paid was $1.2 million.

The Company is also obligated to make earn-out payments over the next four years if iKnowtion achieves specified earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets, as defined by the purchase and sale agreement. The fair value of the contingent payments was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 21% and expected future value of payments of $4.3 million. The $4.3 million of expected future payments was calculated using a probability weighted EBITDA assessment with higher probability associated with iKnowtion achieving the maximum EBITDA targets. As of the acquisition date, the fair value of the contingent payments was approximately $2.9 million. The first contingent payment of $1.4 million was completed during the first quarter of 2014. As of December 31, 2014, the fair value of the remaining contingent consideration was $2.3 million, of which $1.8 million and $0.5 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively.

In the event iKnowtion meets certain EBITDA targets for calendar year 2015, the purchase and sale agreement requires TeleTech to purchase the remaining 20% interest in iKnowtion in 2016 for an amount equal to a multiple of iKnowtion’s 2015 EBITDA as defined in the purchase and sale agreement. Refer to Note 17 for more information related to the mandatorily redeemable noncontrolling interest.

Guidon

In the fourth quarter of 2012, as an addition to the CSS segment, the Company acquired 100% of the stock of Guidon Performance Solutions’ (“Guidon”) parent company. Guidon provides operational consulting services and designs solutions for operational and cultural transformation for global clients.

The total cash consideration paid was $5.7 million.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company was also obligated to make earn-out payments over the next two years if Guidon achieved specified EBITDA targets as defined in the stock purchase agreement. The fair value of the contingent payments was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions included in the fair value calculation include a discount rate of 21% and expected future value of payments of $2.8 million. The $2.8 million of expected future payments was calculated using a probability weighted EBITDA assessment with higher probability associated with Guidon achieving the maximum EBITDA targets. As of the acquisition date, the fair value of the contingent payments was approximately $2.1 million.  The first contingent payment of $1.4 million was completed during the first quarter of 2014. During the first quarter of 2014, an agreement was reached in which a fixed final payment was established of $1.0 million which will be paid in the first quarter of 2015. As of December 31, 2014, the $1.0 million accrual was included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets.

TSG

In the fourth quarter of 2012, as an addition to the Customer Technology Services (“CTS”) segment, the Company acquired a 100% interest in Technology Solutions Group, Inc. (“TSG”). TSG designs and implements custom communications systems for a variety of business types and sizes.

The total purchase price was $44.5 million and the total up-front cash consideration paid was $33.3 million.

The Company is also obligated to make earn-out payments over three years if TSG achieves specified EBITDA targets, as defined by the stock purchase agreement. The fair value of the contingent payments was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions included in the fair value calculation include a discount rate of 4.6% and expected future value of payments of $12.2 million. The $12.2 million of expected future payments was calculated using a bell curve probability weighted EBITDA assessment with the highest probability associated with TSG achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent payments was approximately $11.1 million.  The first contingent payment of $5.3 million was completed during the second quarter of 2014. During the second and fourth quarters of 2014, the Company recorded fair value adjustments of $4.0 million and $3.9 million, respectively, to reduce the contingent consideration based on revised estimates noting the achievement of the EBITDA targets for 2014 and 2015 are remote (see Note 10). As of December 31, 2014 the fair value of the contingent consideration was zero.

Globant

The Company signed an agreement effective January 31, 2014 to transfer its assets, operations and employees in Argentina to IAFH Global S.A., better known as Globant, a technology service provider based in Argentina. This action placed our assets and employees with a leader focused on developing innovative software products. As part of this agreement, Globant will provide services to TeleTech through their Development Center in Buenos Aires.

Financial Impact of Acquired Businesses

The acquired businesses purchased in 2014, 2013 and 2012 noted above contributed revenues of $91.9 million, $69.1 million and $8.9 million and income from operations of $7.7 million, $10.0 million and $1.4 million, inclusive of $6.3 million, $4.2 million and $0.4 million of acquired intangible amortization, to the Company for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The following tables present certain financial data by segment (in thousands):

Year Ended December 31, 2014

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income from Operations
Customer Management Services	$923,497	$—	$923,497	$40,577	$76,792
Customer Growth Services	115,434	—	115,434	6,048	7,255
Customer Technology Services	139,218	(36)	139,182	7,489	4,519
Customer Strategy Services	63,668	—	63,668	2,424	7,909
Total	$1,241,817	$(36)	$1,241,781	$56,538	$96,475

Year Ended December 31, 2013

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income from Operations
Customer Management Services	$892,145	$(1,262)	$890,883	$33,884	$75,689
Customer Growth Services	100,996	—	100,996	4,127	3,024
Customer Technology Services	152,769	(284)	152,485	6,201	19,965
Customer Strategy Services	49,643	(850)	48,793	1,852	2,721
Total	$1,195,553	$(2,396)	$1,193,157	$46,064	$101,399

Year Ended December 31, 2012

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income from Operations
Customer Management Services	$923,774	$—	$923,774	$32,714	$60,271
Customer Growth Services	100,846	(74)	100,772	3,904	2,258
Customer Technology Services	101,430	(4,582)	96,848	3,026	15,714
Customer Strategy Services	43,358	(1,771)	41,587	1,522	302
Total	$1,169,408	$(6,427)	$1,162,981	$41,166	$78,545

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

	As of and for the Year Ended December 31,
	2014	2013	2012
Capital Expenditures
Customer Management Services	$49,630	$40,007	$32,736
Customer Growth Services	3,195	3,421	3,983
Customer Technology Services	14,423	6,450	3,390
Customer Strategy Services	393	486	544
Total	$67,641	$50,364	$40,653

Total Assets
Customer Management Services	$514,957	$554,015	$588,627
Customer Growth Services	88,394	86,416	54,164
Customer Technology Services	159,441	157,040	152,500
Customer Strategy Services	89,683	44,871	56,339
Total	$852,475	$842,342	$851,630

Goodwill
Customer Management Services	$25,871	$19,819	$20,288
Customer Growth Services	30,395	30,128	24,439
Customer Technology Services	42,709	42,709	42,153
Customer Strategy Services	29,730	10,087	11,361
Total	$128,705	$102,743	$98,241

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following tables present certain financial data based upon the geographic location where the services are provided (in thousands):

	As of and for the
	Year Ended December 31,
	2014	2013	2012

Revenue
United States	$603,297	$556,239	$474,236
Philippines	348,339	354,942	334,541
Latin America	172,270	176,906	188,071
Europe / Middle East / Africa	83,944	72,644	111,304
Asia Pacific	28,294	18,489	17,652
Canada	5,637	13,937	37,177
Total	$1,241,781	$1,193,157	$1,162,981

Property, plant and equipment, gross
United States	$382,508	$337,311	$311,904
Philippines	119,482	101,123	107,676
Latin America	67,193	75,618	70,915
Europe / Middle East / Africa	13,367	12,311	8,767
Asia Pacific	26,502	28,195	29,884
Canada	19,299	20,941	25,908
Total	$628,351	$575,499	$555,054

Other long-term assets
United States	$27,728	$34,891	$35,978
Philippines	5,202	4,408	4,124
Latin America	1,456	5,299	4,696
Europe / Middle East / Africa	692	311	887
Asia Pacific	1,309	779	1,004
Canada	271	38	95
Total	$36,658	$45,726	$46,784

(4)                                 ACCOUNTS RECEIVABLE AND SIGNIFICANT CLIENTS

Accounts receivable, net in the accompanying Consolidated Balance Sheets consists of the following (in thousands):

	December 31,
	2014	2013
Accounts receivable	$279,857	$239,914
Less: Allowance for doubtful accounts	(3,425)	(3,815)
Accounts receivable, net	$276,432	$236,099

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Activity in the Company’s Allowance for doubtful accounts consists of the following (in thousands):

	December 31,
	2014	2013	2012
Balance, beginning of year	$3,815	$3,635	$3,559
Provision for doubtful accounts	633	695	368
Uncollectible receivables written-off	(681)	(315)	(209)
Effect of foreign currency	(342)	(200)	(83)
Balance, end of year	$3,425	$3,815	$3,635

Significant Clients

The Company had one client that contributed in excess of 10% of total revenue in the years ended December 31, 2014, 2013 and 2012. This client operates in the communications industry and is included in the Customer Management Services segment. The revenue from this client as a percentage of total revenue was as follows:

	Year Ended December 31,
	2014	2013	2012

Telecommunications client	11%	12%	10%

Accounts receivable from this client was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012

Telecommunications client	$38,400	$24,120	$25,471

The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs periodic credit evaluations of its clients and maintains allowances for uncollectible accounts and may require pre-payment for services. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk exists as of December 31, 2014.

(5)                                 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2014	2013
Land and buildings	$38,833	$38,833
Computer equipment and software	334,127	297,567
Telephone equipment	38,925	39,238
Furniture and fixtures	57,411	50,638
Leasehold improvements	158,844	148,890
Motor vehicles	175	188
Construction-in-progress and other	36	145
Property, plant and equipment, gross	628,351	575,499
Less: Accumulated depreciation and amortization	(478,139)	(448,780)
Property, plant and equipment, net	$150,212	$126,719

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Depreciation and amortization expense for property, plant and equipment was $46.9 million, $38.7 million and $37.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(6)                                 GOODWILL

Goodwill consisted of the following (in thousands):

	December 31, 2013	Acquisitions / Adjustments	Impairments	Deconsolidation of Subsidiary	Effect of Foreign Currency	December 31, 2014

Customer Management Services	$19,819	$6,358	$—	$—	$(306)	$25,871
Customer Growth Services	30,128	267	—	—	—	30,395
Customer Technology Services	42,709	—	—	—	—	42,709
Customer Strategy Services	10,087	21,210	—	—	(1,567)	29,730
Total	$102,743	$27,835	$—	$—	$(1,873)	$128,705

	December 31, 2012	Acquisitions / Adjustments	Impairments	Deconsolidation of Subsidiary	Effect of Foreign Currency	December 31, 2013

Customer Management Services	$20,288	$—	$—	$—	$(469)	$19,819
Customer Growth Services	24,439	5,689	—	—	—	30,128
Customer Technology Services	42,153	478	—	—	78	42,709
Customer Strategy Services	11,361	—	—	(1,274)	—	10,087
Total	$98,241	$6,167	$—	$(1,274)	$(391)	$102,743

Impairment

The Company has eleven reporting units with goodwill and performs a goodwill impairment test on at least an annual basis. The Company conducts its annual goodwill impairment test during the fourth quarter, or more frequently, if indicators of impairment exist. During 2014, the Company identified indicators of impairment for the TSG reporting unit, including lower revenues and profits than had been anticipated at the time of the acquisition and the 2014 budget/forecast. Upon identification of the impairment indicators, we completed a quantitative assessment of goodwill (Step 1 of the goodwill impairment analysis). The carrying value of TSG was $34.1 million at December 1, 2014, including $23.0 million of goodwill. Based on our assessment, the estimated fair value of the TSG reporting unit exceeded its carrying value by approximately 19.0%. The estimate of fair value was based on generally accepted valuation techniques and information available at the date of the assessment, which incorporated management’s assumptions about expected revenues and future cash flows and available market information for comparable companies.

For the annual goodwill impairment analysis, the Company elected to perform a Step 1 evaluation for all of its reporting units, which includes comparing a reporting unit’s estimated fair value to its carrying value. The determination of fair value requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rates for the businesses, the useful lives over which the cash flows will occur and determination of appropriate discount rates (based in part on the Company’s weighted average cost of capital). Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. As of December 1, 2014, the date of the annual impairment testing, the Company concluded that the fair values of all reporting units were in excess of their respective carrying values and the goodwill for those reporting units was not impaired.

The process of evaluating the fair value of the reporting units is highly subjective and requires significant judgment and estimates as the reporting units operate in a number of markets and geographical regions. We used an income approach to determine our best estimates of fair value which incorporated the following significant assumptions:

•                  Revenue projections, including revenue growth during the forecast periods ranging from 3% to 20%;

•                  EBITDA margin projections held flat over the forecast periods ranging from 10% to 15%;

•                  Estimated income tax rates of 27% to 40%;

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

•                  Estimated capital expenditures ranging from $0.1 million to $24 million; and

•                 Discount rates ranging from 12% to 17% based on various inputs, including the risks associated with the specific reporting units as well as their revenue growth and EBITDA margin assumptions.

As noted above, the Company has concluded that goodwill for all reporting units was not impaired at December 1, 2014. While no impairment indicators were identified, due to the small margin of fair value in excess of carrying value for two reporting units, Revana (approximately 6.0%) and WebMetro (approximately 11%) , these reporting units remain at considerable risk for future impairment if projected operating results are not met or other inputs into the fair value measurement change.

If all assumptions are held constant, a 1% increase in the discount rate would result in approximately $4.5 million decrease in the estimated fair value of the Revana reporting unit. A 5% percentage annual decrease in the projected revenue over the forecast period would result in a $9.2 million decrease in the estimated fair value of the Revana reporting unit. Such a change in either of these assumptions individually would have resulted in the Revana reporting unit failing Step 1 of the goodwill impairment analysis at December 1, 2014.

If all assumptions are held constant, a 1.5% point increase in the discount rate would result in approximately $2.8 million decrease in the estimated fair value of the WebMetro reporting unit. A 5% annual decrease in the projected revenue over the forecast period would result in a $3.3 million decrease in the estimated fair value of the WebMetro reporting unit. Such a change in either of these assumptions individually would have resulted in the WebMetro reporting unit failing Step 1 of the goodwill impairment analysis at December 1, 2014.

(7)                                 CONTRACT ACQUISITION COSTS

Contract acquisition costs, net, which are included in Other long-term assets in the accompanying Consolidated Balance Sheets, consisted of the following (in thousands):

	December 31,
	2014	2013

Contract acquisition costs, gross	$2,415	$5,278
Less: Accumulated amortization	(1,187)	(3,636)
Contract acquisition costs, net	$1,228	$1,642

Amortization of contract acquisition costs recorded as a reduction to Revenue was $0.9 million, $1.2 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Expected future amortization of contract acquisition costs as of December 31, 2014 is as follows (in thousands):

2015	$510
2016	302
2017	301
2018	115
Total	$1,228

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(8)                                 OTHER INTANGIBLE ASSETS

Other intangible assets which are included in Other long-term assets in the accompanying Consolidated Balance Sheets consisted of the following (in thousands):

	December 31, 2013	Amortization and Impairment	Acquisitions	Effect of Foreign Currency	December 31, 2014
Customer relationships, gross	$50,830	$—	14,115	(1,031)	$63,914
Customer relationships - accumulated amortization	(13,547)	(6,779)	—	—	(20,326)
Other intangible assets, gross	11,634	—	1,607	(128)	13,114
Other intangible assets - accumulated amortization	(3,818)	(2,691)	—	—	(6,509)
Trade name - indefinite life	9,713	—	—	—	9,713
Other intangible assets, net	$54,812	$(9,470)	$15,722	$(1,159)	$59,905

	December 31, 2012	Amortization and Impairment	Acquisitions	Effect of Foreign Currency	December 31, 2013
Customer relationships, gross	$46,171	$—	$5,920	$(1,261)	$50,830
Customer relationships - accumulated amortization	(8,588)	(5,343)	—	384	(13,547)
Other intangible assets, gross	8,021	—	3,600	13	11,634
Other intangible assets - accumulated amortization	(1,943)	(1,875)	—	—	(3,818)
Trade name - indefinite life	10,800	(1,087)	—	—	9,713
Other intangible assets, net	$54,461	$(8,305)	$9,520	$(864)	$54,812

Customer relationships are being amortized over the remaining weighted average useful life of 8.4 years and other intangible assets are being amortized over the remaining weighted average useful life of 3.7 years. Amortization expense related to intangible assets was $9.6 million, $7.2 million and $3.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Expected future amortization of other intangible assets as of December 31, 2014 is as follows (in thousands):

2015	$10,768
2016	10,403
2017	9,075
2018	7,203
2019	6,027
Thereafter	7,434
Total	$50,910

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

In connection with the reorganization of the CSS segment an interim impairment analysis was completed during the second quarter of 2013. The indefinite-lived intangible asset evaluated for impairment consisted of the PRG trade name. The Company calculated the fair value of the trade name using a relief from royalty method based on forecasted revenues sold under the trade name using significant inputs not observable in the market (Level 3 inputs). The valuation assumptions included an estimated royalty rate of 6.0%, a discount rate specific to the trade name of 38.0% and a perpetuity growth rate of 7.0%. Based on the calculated fair value of $5.3 million, the Company recorded impairment expense of $1.1 million in the three months ended June 30, 2013. The Company reevaluated the PRG trade name for impairment as of December 31, 2013. The Company used the same method to fair value the PRG trade name and similar inputs described above. The forecasted revenues used to fair value the PRG trade name changed resulting in a fair value of $5.7 million. This fair value was approximately 7% higher than the book value of $5.3 million. As a result, the Company continues to evaluate the PRG trade name for impairment.

Definite-lived long-lived assets consisted of fixed assets and an intangible asset related to the PRG customer relationships. The Company determined that the undiscounted future cash flows would be sufficient to cover the net book value of all definite-lived long-lived assets upon reorganization of the Customer Strategy Services segment and as of December 31, 2013.

(9)                                 DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange and interest rate related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Interest rate derivatives consist of interest rate swaps to reduce the Company’s exposure to interest rate fluctuations associated with its variable rate debt. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets consider, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of December 31, 2014, the Company had not experienced, nor did it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012 (in thousands and net of tax):

	Year Ended December 31,
	2014	2013	2012

Aggregate unrealized net gain/(loss) at beginning of year	$(8,352)	$9,559	$(5,852)
Add: Net gain/(loss) from change in fair value of cash flow hedges	(12,121)	(13,721)	17,748
Less: Net (gain)/loss reclassified to earnings from effective hedges	2,128	(4,190)	(2,337)
Aggregate unrealized net gain/(loss) at end of year	$(18,345)	$(8,352)	$9,559

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company’s foreign exchange cash flow hedging instruments as of December 31, 2014 and 2013 are summarized as follows (in thousands). All hedging instruments are forward contracts.

As of December 31, 2014	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in 2015	Contracts Maturing Through
Canadian Dollar	1,500	$1,441		100.0%	June 2015
Philippine Peso	17,428,000	398,046	(1)	40.0%	August 2019
Mexican Peso	2,532,000	179,089		29.7%	September 2019
New Zealand Dollar	490	381		100.0%	July 2015
		$578,957

As of December 31, 2013	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	7,500	$7,336
Philippine Peso	17,355,000	404,638	(1)
Mexican Peso	2,305,500	166,132
British Pound Sterling	1,200	1,853	(2)
New Zealand Dollars	150	117
		$580,076

(1)                Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on  December 31, 2014 and December 31, 2013.

(2)                Includes contracts to purchase British pound sterling in exchange for Euros, which are translated into equivalent U.S. dollars on  December 31, 2013.

The Company’s interest rate swap arrangements as of December 31, 2014 and 2013 were as follows:

	Notional Amount	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date
As of December 31, 2014	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
and 2013	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of December 31, 2014 and 2013, the total notional amount of the Company’s forward contracts used as fair value hedges was $242.5 million and $204.5 million, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Derivative Valuation and Settlements

The Company’s derivatives as of December 31, 2014 and 2013 were as follows (in thousands):

	December 31, 2014
Designation:	Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange	Interest Rate	Foreign Exchange	Leases
Derivative classification:	Cash Flow	Cash Flow	Fair Value	Embedded Derivative

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$192	$—	$797	$—
Other long-term assets	389	—	—	—
Other current liabilities	(12,680)	(988)	(5)	—
Other long-term liabilities	(17,070)	(452)	—	—
Total fair value of derivatives, net	$(29,169)	$(1,440)	$792	$—

	December 31, 2013
Designation:	Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange	Interest Rate	Foreign Exchange	Leases
Derivative classification:	Cash Flow	Cash Flow	Fair Value	Embedded Derivative

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$3,379	$—	$97	$—
Other long-term assets	1,439	—	—	—
Other current liabilities	(4,595)	(1,028)	(815)	(116)
Other long-term liabilities	(11,708)	(1,124)	—	—
Total fair value of derivatives, net	$(11,485)	$(2,152)	$(718)	$(116)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The effect of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2014 and 2013 were as follows (in thousands):

	Year Ended December 31,
	2014		2013
Designation:	Designated as Hedging Instruments		Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange	Interest Rate	Foreign Exchange	Interest Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in other comprehensive income (loss) - effective portion, net of tax	$(11,926)	$(195)	$(13,530)	$(191)

Amount and location of net gain or (loss) reclassified from accumulated OCI to income - effective portion:
Revenue	$(2,429)	$—	$7,973	$—
Interest expense	—	(1,060)	—	(1,047)

	Year Ended December 31,
	2014			2013
Designation:	Not Designated as Hedging Instruments			Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange		Leases	Foreign Exchange		Leases
Derivative classification:	Option and Forward Contracts	Fair Value	Embedded Derivative	Option and Forward Contracts	Fair Value	Embedded Derivative

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Cost of services	$—	$—	$(116)	$—	$—	$162
Other income (expense), net	—	(386)	—	—	(6,360)	—

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following presents information as of December 31, 2014 and 2013 of the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of December 31, 2014 and 2013, the Company had $100.0 million and $100.0 million, respectively, of borrowings outstanding under the Credit Agreement. During 2014 and 2013, borrowings accrued interest at an average rate of 1.2% and 1.4% per annum, respectively, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of December 31, 2014, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of December 31, 2014 and 2013 (in thousands):

As of December 31, 2014

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(29,169)	$—	$(29,169)
Interest rate swaps	—	(1,440)	—	(1,440)
Fair value hedges	—	792	—	792
Embedded derivatives	—	—	—	—
Total net derivative asset (liability)	$—	$(29,817)	$—	$(29,817)

As of December 31, 2013

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$—	$(11,485)	$—	$(11,485)
Interest rate swaps	—	(2,152)	—	(2,152)
Fair value hedges	—	(718)	—	(718)
Embedded derivatives	—	(116)	—	(116)
Total net derivative asset (liability)	$—	$(14,471)	$—	$(14,471)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following is a summary of the Company’s fair value measurements as of December 31, 2014 and 2013 (in thousands):

As of December 31, 2014

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$—	$—	$—
Derivative instruments, net	—	—	—
Total assets	$—	$—	$—

Liabilities
Deferred compensation plan liability	$—	$(8,478)	$—
Derivative instruments, net	—	(29,817)	—
Contingent consideration	—	—	(24,744)
Total liabilities	$—	$(38,295)	$(24,744)

As of December 31, 2013

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Money market investments	$—	$240	$—
Derivative instruments, net	—	—	—
Total assets	$—	$240	$—

Liabilities
Deferred compensation plan liability	$—	$(6,829)	$—
Derivative instruments, net	—	(14,471)	—
Contingent consideration	—	—	(21,748)
Total liabilities	$—	$(21,300)	$(21,748)

Money Market Investments - The Company invests in various well-diversified money market funds which are managed by financial institutions. These money market funds are not publicly traded, but have historically been highly liquid. The value of the money market funds are determined by the banks based upon the funds’ net asset values (“NAV”). As of December 31, 2013, the money market funds permitted daily investments and redemptions at a $1.00 NAV.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Contingent Consideration — The Company recorded contingent consideration related to the acquisitions of iKnowtion, Guidon, TSG, WebMetro, Sofica and rogenSi. These contingent payables were recognized at fair value using a discounted cash flow approach and a discount rate of 21.0%, 21.0%, 4.6%, 5.3%, 5.0%, or 4.6%, respectively. The discount rates vary dependent on the specific risks of each acquisition including the country of operation, the nature of services and complexity of the acquired business, and other factors. These measurements were based on significant inputs not observable in the market. The Company will accrete interest expense each period using the effective interest method until the future value of these contingent payables reaches their expected future value of $25.7 million. Interest expense related to all recorded contingent payables is included in Interest expense in the Consolidated Statements of Comprehensive Income (Loss).

During the second and fourth quarters of 2014, the Company recorded fair value adjustments of the contingent consideration associated with the TSG reporting unit within the CTS segment based on revised estimates noting achievement of the targeted 2014 and 2015 EBITDA was remote. Accordingly, a $4.0 million and $3.9 million, respectively, reductions in the payable were recorded as of June 30, 2014 and December 31, 2014 and were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

During the third and fourth quarters of 2014, the Company recorded fair value adjustments of the contingent consideration associated with the Sofica reporting unit within the CMS segment of $1.8 million and $0.6 million, respectively, as the Company’s revised estimates reflected Sofica exceeding its EBITDA targets for both 2014 and 2015. Accordingly, the $1.8 million and $0.6 million increases in the payable were recorded as of September 30, 2014 and December 31, 2014 and were included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

During the third quarter of 2014, the Company recorded a fair value adjustment of the contingent consideration associated with the WebMetro reporting unit within the CGS segment based on revised estimates noting achievement of the targeted 2014 EBITDA was remote. Accordingly, a $1.7 million reduction in the payable was recorded as of September 30, 2014 and was included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

During the fourth quarter of 2014, the Company recorded a fair value adjustment of the contingent consideration associated with the rogenSi reporting unit within the CSS segment based on revised estimates reflecting rogenSi exceeding its EBITDA targets for 2014. Accordingly a $0.5 million increase in the payable was recorded as of December 31, 2014 and was included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

A rollforward of the activity in the Company’s fair value of the contingent consideration is as follows (in thousands):

	December 31, 2013	Acquisitions	Payments	Imputed Interest / Adjustments	December 31, 2014

iKnowtion	$3,470	$—	$(1,400)	$195	$2,265
Guidon	2,637	—	(1,426)	(211)	1,000
TSG	12,933	—	(5,292)	(7,641)	—
WebMetro	2,708	—	(1,026)	(1,682)	—
Sofica	—	3,830	—	2,487	6,317
rogenSi	—	14,543	—	619	15,162
Total	$21,748	$18,373	$(9,144)	$(6,233)	$24,744

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

	December 31, 2012	Acquisitions	Payments	Imputed Interest / Adjustments	December 31, 2013

iKnowtion	$3,633	$—	$(1,100)	$937	$3,470
Guidon	2,200	—	—	437	2,637
TSG	11,157	—	—	1,776	12,933
WebMetro	—	2,557	—	151	2,708
Total	$16,990	$2,557	$(1,100)	$3,301	$21,748

(11)                          INCOME TAXES

The sources of pre-tax operating income (loss) are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic	$20,569	$10,816	$(8,336)
Foreign	79,890	81,253	82,198
Total	$100,459	$92,069	$73,862

The components of the Company’s Provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current provision for (benefit from)
Federal	$(699)	$(320)	$(2,211)
State	270	150	(1,013)
Foreign	13,957	13,876	809
Total current provision for (benefit from)	13,528	13,706	(2,415)
Deferred provision for (benefit from)
Federal	10,148	4,674	1,215
State	423	195	64
Foreign	(1,057)	2,023	1,075
Total deferred provision for (benefit from)	9,514	6,892	2,354
Total provision for (benefit from) income taxes	$23,042	$20,598	$(61)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following reconciles the Company’s effective tax rate to the federal statutory rate (in thousands):

	Year Ended December 31,
	2014	2013	2012
Income tax per U.S. federal statutory rate (35%)	$35,161	$32,224	$25,852
State income taxes, net of federal deduction	1,525	210	(345)
Change in valuation allowances	256	3,266	(315)
Foreign income taxes at different rates than the U.S.	(17,824)	(20,529)	(24,507)
Foreign withholding taxes	257	2,504	2,876
Losses in international markets without tax benefits	1,649	779	4,329
Nondeductible compensation under Section 162(m)	817	1,847	1,451
Liabilities for uncertain tax positions	1,435	77	(2,988)
Permanent difference related to foreign exchange gains	(11)	(122)	(13)
(Income) losses of foreign branch operations	225	1,447	(4,263)
Non-taxable earnings of minority interest	(1,141)	(1,172)	(213)
Foreign dividend less foreign tax credits	(1,428)	(2,587)	(2,935)
Increase in deferred tax liability - branch losses in UK	(75)	(954)	(1,012)
Decrease (increase) to deferred tax asset - change in tax rate	(443)	(68)	946
State income tax credits and net operating losses	(142)	615	709
Foreign earnings taxed currently in U.S.	2,696	2,907	—
Other	85	154	367
Income tax per effective tax rate	$23,042	$20,598	$(61)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company’s deferred income tax assets and liabilities are summarized as follows (in thousands):

	Year Ended December 31,
	2014	2013
Deferred tax assets, gross
Accrued workers compensation, deferred compensation and employee benefits	$17,030	$7,866
Allowance for doubtful accounts, insurance and other accruals	4,554	4,037
Amortization of deferred rent liabilities	2,201	1,903
Net operating losses	11,296	11,023
Equity compensation	2,997	6,566
Customer acquisition and deferred revenue accruals	16,241	15,228
Federal and state tax credits, net	10,621	15,886
Unrealized losses on derivatives	11,686	4,446
Other	12,749	9,467
Total deferred tax assets, gross	89,375	76,422
Valuation allowances	(10,721)	(10,792)
Total deferred tax assets, net	78,654	65,630
Deferred tax liabilities
Long-term lease obligations	—	(12)
Depreciation and amortization	(7,035)	1,067
Contract acquisition costs	(11,768)	(11,653)
Future losses in UK	(2,530)	(2,606)
Intangible assets	(7,628)	—
Other	(355)	(600)
Total deferred tax liabilities	(29,316)	(13,804)
Net deferred tax assets	$49,338	$51,826

Quarterly, the Company assesses the likelihood by jurisdiction that its net deferred tax assets will be recovered. Based on the weight of all available evidence, both positive and negative, the Company records a valuation allowance against deferred tax assets when it is more-likely-than-not that a future tax benefit will not be realized.

As of December 31, 2014 the Company had approximately $32.3 million of net deferred tax assets in the U.S. and $17.0 million of net deferred tax assets related to certain international locations whose recoverability is dependent upon their future profitability. As of December 31, 2014 the deferred tax valuation allowance was $10.7 million and related primarily to tax losses in foreign jurisdictions and U.S. federal and state tax credits which do not meet the “more-likely-than-not” standard under current accounting guidance. The utilization of these federal and state tax credits are subject to numerous factors including various expiration dates, generation of future taxable income over extended periods of time and state income tax apportionment factors which are subject to change.

When there is a change in judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. In 2014, the Company made adjustments to its deferred tax assets and corresponding valuation allowances. The net reduction to the valuation allowance of $0.1 million was due to a $0.5 million increase in certain state credits and NOLs that do not meet the “more-likely-than-not” standard, a $0.4 million increase in valuation allowance in Argentina and Ghana for deferred tax assets that do not meet the “more-likely-than-not” standard, a $0.7 million release of valuation allowance in the Philippines for deferred tax assets, and a $0.3 million release of valuation allowance in various other jurisdictions for deferred tax assets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Activity in the Company’s valuation allowance accounts consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Beginning balance	$10,792	$20,909	$16,555
Additions of deferred income tax expense	946	4,218	5,560
Reductions of deferred income tax expense	(1,017)	(14,335)	(1,206)
Ending balance	$10,721	$10,792	$20,909

As of December 31, 2014, after consideration of all tax loss and tax credit carry back opportunities, the Company had net tax loss carry forwards worldwide expiring as follows (in thousands):

2015	$—
2016	1,325
2017	1,079
2018	—
After 2018	4,442
No expiration	3,102
Total	$9,948

As of December 31, 2014, domestically, the Company had federal tax credit carry forwards in the amount of $3.5 million that if unused will expire in 2020, $3.7 million that if unused will expire in 2021, $2.2 million that if unused will expire in 2022 and $2.3 million that if unused will expire in 2023 and $0.9 million that if unused will expire in 2024. The Company also had state tax credit carry-forwards of $1.8 million that if unused will expire between 2014 and 2023.

As of December 31, 2014 the cumulative amount of foreign earnings considered permanently invested outside the U.S. was $445.0 million. Those earnings do not include earnings from certain subsidiaries which the Company intends to repatriate to the U.S. or are otherwise considered available for distribution to the U.S. Accordingly, no provision for U.S. federal or state income taxes or foreign withholding taxes has been provided on these undistributed earnings. If these earnings become taxable in the U.S, the Company would be subject to incremental tax expense, after any applicable foreign tax credit, and foreign withholding tax expense. It is not practicable to estimate the additional taxes that may become payable upon the eventual remittance of these foreign earnings.

The Company has been granted “Tax Holidays” as an incentive to attract foreign investment by the governments of the Philippines and Costa Rica. Generally, a Tax Holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export-related activities. In the Philippines, the Company has been granted multiple agreements with an initial period of four years and additional periods for varying years, expiring at various times between 2011 and 2020. The aggregate effect on income tax expense for the years ended December 31, 2014, 2013 and 2012 was approximately $20.2 million, $14.6 million and $20.1 million, respectively, which had a favorable impact on diluted net income per share of $0.27, $0.28 and $0.36, respectively.

Accounting for Uncertainty in Income Taxes

In accordance with ASC 740, the Company has recorded a reserve for uncertain tax positions. The total amount of interest and penalties recognized in the accompanying Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income (Loss) as of December 31, 2014, 2013 and 2012 was approximately $132 thousand, $77 thousand and $40 thousand, respectively.

The Company had a reserve for uncertain tax benefits, on a net basis, of $1.9 million and $0.5 million for the years ended December 31, 2014 and 2013, respectively. The liability for uncertain tax positions was not changed in 2014 for tax positions that were resolved favorably or expired.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The tabular reconciliation of the reserve for uncertain tax benefits on a gross basis without interest for the three years ended December 31, 2014 is presented below (in thousands):

Balance as of December 31, 2011	$2,735
Additions for current year tax positions	369
Reductions in prior year tax positions	(2,746)
Balance as of December 31, 2012	358
Additions for current year tax positions	—
Reductions in prior year tax positions	—
Balance as of December 31, 2013	358
Additions for current year tax positions	1,303
Reductions in prior year tax positions	—
Balance as of December 31, 2014	$1,661

At December 31, 2014, the amount of uncertain tax benefits that, if recognized, would reduce tax expense was $1.9 million. Within the next 12 months, it is not expected that unrecognized tax benefits will change as the result of the expiration of various statutes of limitation.

The Company and its domestic and foreign subsidiaries (including Percepta LLC and its domestic and foreign subsidiaries) file income tax returns as required in the U.S. federal jurisdiction and various state and foreign jurisdictions. The following table presents the major tax jurisdictions and tax years that are open as of December 31, 2014 and subject to examination by the respective tax authorities:

Tax Jurisdiction	Tax Year Ended
United States	2011 to present
Argentina	2009 to present
Australia	2010 to present
Brazil	2009 to present
Canada	2006 to present
Mexico	2009 to present
Philippines	2012 to present
Spain	2010 to present

During the first quarter of 2014, a benefit of $1.2 million was recorded due to the closing of statutes of limitations in Canada.

During the third quarter of 2014, the Company settled an audit with the taxing authorities in the Netherlands for tax years 2010 and 2011. An expense of $1.3 million was recorded in the quarter as a result of that settlement and the related impact through 2014.

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2011 to present, remain open tax years. The IRS has concluded its audit in the United States for tax years 2009, 2011 and 2012 resulting in no changes to the Company’s financial statements or tax liabilities as previously reported.

The Company has been notified of the intent to audit, or is currently under audit of incomes taxes in the U.S., specifically for the acquired entity TSG, for the tax year 2012 (prior to acquisition) and Canada for tax years 2009 and 2010. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(12)                          RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the years ended December 31, 2014, 2013 and 2012, the Company undertook a number of restructuring activities primarily associated with reductions in the Company’s capacity and workforce in several of its segments to better align the capacity and workforce with current business needs.

During the second quarter of 2012, the Company made the decision to cease operations in Spain and terminated the contracts with its clients. The Company notified the employees and commenced severance procedures as required under Spanish law. The Company recorded $14.7 million of severance expense and $0.4 million of center closure expenses for the year ended December 31, 2012 of which all has been paid as of December 31, 2014.

A summary of the expenses recorded in Restructuring, net in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, respectively, is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Reduction in force
Customer Management Services	$2,182	$3,832	$22,371
Customer Growth Services	56	43	201
Customer Technology Services	709	73	60
Customer Strategy Services	389	189	—
Total	$3,336	$4,137	$22,632

	Year Ended December 31,
	2014	2013	2012
Facility exit charges
Customer Management Services	$14	$298	$243
Customer Growth Services	—	—	—
Customer Technology Services	—	—	—
Customer Strategy Services	—	—	—
Total	$14	$298	$243

A rollforward of the activity in the Company’s restructuring accruals for the years ended December 31, 2014 and 2013, respectively, is as follows (in thousands):

	Closure of Delivery Centers	Reduction in Force	Total

Balance as of December 31, 2012	$—	$4,079	$4,079
Expense	298	4,352	4,650
Payments	(298)	(6,863)	(7,161)
Changes in estimates	—	(215)	(215)
Balance as of December 31, 2013	—	1,353	1,353
Expense	14	3,442	3,456
Payments	(14)	(2,618)	(2,632)
Changes in estimates	—	(106)	(106)
Balance as of December 31, 2014	$—	$2,071	$2,071

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The remaining restructuring accruals are expected to be paid or extinguished during 2015 and are all classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

Impairment Losses

During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain delivery centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of its asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During 2014, 2013 and 2012, the Company recognized impairment losses related to leasehold improvement assets of $0.4 million, $0.1 million, and $1.2 million, respectively, in its Customer Management Services segment.

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

(13)                          INDEBTEDNESS

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

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, stock repurchases and other strategic activities, such as the acquisitions described in Note 2. As of December 31, 2014, and 2013, the Company had borrowings of $100.0 million and $100.0 million, respectively, under its Credit Agreement, and its average daily utilization was $285.9 million and $238.1 million for the years ended December 31, 2014 and 2013, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $3.2 million, the Company’s remaining borrowing capacity was $596.8 million as of December 31, 2014. As of December 31, 2014, the Company was in compliance with all covenants and conditions under its Credit Agreement.

From time-to-time, the Company has unsecured, uncommitted lines of credit to support working capital for a few foreign subsidiaries. As of December 31, 2014 and 2013, no foreign loans were outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(14)                          DEFERRED REVENUE AND COSTS

Deferred revenue in the accompanying Consolidated Balance Sheets consist of the following (in thousands):

	December 31,
	2014	2013
Deferred Revenue - Current	$29,887	$28,799
Deferred Revenue - Long-term	18,771	9,978
Total Deferred Revenue	$48,658	$38,777

Deferred costs in the accompanying Consolidated Balance Sheets consist of the following (in thousands):

	December 31,
	2014	2013
Deferred Costs - Current	$16,845	$15,953
Deferred Costs - Long-term	12,213	13,202
Total Deferred Costs	$29,059	$29,155

(15)                          COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of December 31, 2014, outstanding letters of credit under the Credit Agreement totaled $3.2 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of December 31, 2014, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $1.3 million.

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

Based on currently available information and advice received from counsel, the Company believes that the disposition or ultimate resolution of any current legal proceedings, except as otherwise specifically reserved for in its financial statements, will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

(16)                          LEASES

The Company has various operating leases primarily for equipment, delivery centers and office space, which generally contain renewal options. Rent expense under operating leases was approximately $33.2 million, $33.3 million and $33.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

In 2008, the Company sub-leased one of its delivery centers to a third party for the remaining term of the original lease. The sub-lease began on January 1, 2009 and rental income is recognized on a straight-line basis over the term of the sub-lease through 2021. Future minimum sub-lease rental receipts are shown in the table below.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The future minimum rental payments and receipts required under non-cancelable operating leases as of December 31, 2014 are as follows (in thousands):

	Operating Leases	Sub-Lease Income
2015	$43,411	$(2,234)
2016	34,248	(2,234)
2017	26,505	(2,234)
2018	18,582	(2,470)
2019	9,665	(2,470)
Thereafter	3,826	(2,675)
Total	$136,237	$(14,317)

The Company records operating lease expense on a straight-line basis over the life of the lease as described in Note 1. The deferred lease liability as of December 31, 2014 and 2013 was $9.0 million and $9.6 million, respectively.

Asset Retirement Obligations

The Company records asset retirement obligations (“ARO”) for its delivery center leases. Capitalized costs related to ARO’s are included in Other long-term assets in the accompanying Consolidated Balance Sheets while the ARO liability is included in Other long-term liabilities in the accompanying Consolidated Balance Sheets. Following is a summary of the amounts recorded (in thousands):

	Balance at December 31, 2013	Additions and Modifications	Accretion	Settlements	Balance at December 31, 2014

ARO liability total	$1,888	$39	$14	$—	$1,941

	Balance at December 31, 2012	Additions and Modifications	Accretion	Settlements	Balance at December 31, 2013

ARO liability total	$2,061	$—	$42	$(215)	$1,888

Increases to ARO result from a new lease agreement or modifications on an ARO from a preexisting lease agreement. Modifications to ARO liabilities and accumulated accretion occur when lease agreements are amended or when assumptions change, such as the rate of inflation. Modifications are accounted for prospectively as changes in estimates. Settlements occur when leased premises are vacated and the actual cost of restoration is paid. Differences between the actual costs of restoration and the balance recorded as ARO liabilities are recognized as gains or losses in the accompanying Consolidated Statements of Comprehensive Income (Loss).

(17)                          MANDATORILY REDEEMABLE NONCONTROLLING INTEREST

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

A rollforward of the mandatorily redeemable noncontrolling interest is as follows (in thousands):

	Year Ended December 31,
	2014	2013
Mandatorily redeemable noncontrolling interest, January 1	$2,509	$1,067
Net income attributable to mandatorily redeemable noncontrolling interest	613	482
Working capital distributed to mandatorily redeemable noncontrolling interest	(1,244)	(717)
Change in redemption value	936	1,677
Mandatorily redeemable noncontrolling interest, December 31	$2,814	$2,509

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(18)                          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign Currency Translation Adjustment	Derivative Valuation, Net of Tax	Other, Net of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2011	$3,156	$(5,852)	$(2,778)	$(5,474)

Other comprehensive income (loss) before reclassifications	12,517	17,748	(302)	29,963
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2,337)	829	(1,508)
Net current period other comprehensive income (loss)	12,517	15,411	527	28,455

Accumulated other comprehensive income (loss) at December 30, 2012	$15,673	$9,559	$(2,251)	$22,981

Accumulated other comprehensive income (loss) at December 31, 2012	$15,673	$9,559	$(2,251)	$22,981

Other comprehensive income (loss) before reclassifications	(26,254)	(13,721)	29	(39,946)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4,190)	569	(3,621)
Net current period other comprehensive income (loss)	(26,254)	(17,911)	598	(43,567)

Accumulated other comprehensive income (loss) at December 30, 2013	$(10,581)	$(8,352)	$(1,653)	$(20,586)

Accumulated other comprehensive income (loss) at December 31, 2013	$(10,581)	$(8,352)	$(1,653)	$(20,586)

Other comprehensive income (loss) before reclassifications	(22,771)	(12,121)	44	(34,848)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,128	1,032	3,160
Net current period other comprehensive income (loss)	(22,771)	(9,993)	1,076	(31,688)

Accumulated other comprehensive income (loss) at December 30, 2014	$(33,352)	$(18,345)	$(577)	$(52,274)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following table presents the classification of the amount reclassified from accumulated other comprehensive income (loss) to the statement of comprehensive income (loss) (in thousands):

	For the Year Ended December 31,			Statement of Comprehensive Income
	2014	2013	2012	(Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$(2,429)	$7,973	$4,638	Revenue
Loss on interest rate swaps	(1,060)	(1,047)	(741)	Interest expense
Tax effect	1,361	(2,736)	(1,560)	Provision for income taxes
	$(2,128)	$4,190	$2,337	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(1,098)	$(605)	$(882)	Cost of services
Tax effect	66	36	53	Provision for income taxes
	$(1,032)	$(569)	$(829)	Net income (loss)

(19)                          NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012

Shares used in basic earnings per share calculation	49,297	51,338	54,738
Effect of dilutive securities:
Stock options	413	417	378
Restricted stock units	392	489	424
Performance-based restricted stock units	—	—	—
Total effects of dilutive securities	805	906	802
Shares used in dilutive earnings per share calculation	50,102	52,244	55,540

For the years ended December 31, 2014, 2013 and 2012, 0.1 million, 0.1 million and 0.1 million, respectively, of options to purchase shares of common stock were outstanding but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti-dilutive. For the years ended December 31, 2014, 2013 and 2012, restricted stock units of 0.2 million, 0.2 million, and 0.8 million, respectively, were outstanding but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the years ended December 31, 2014, 2013 and 2012, there were no performance-based restricted stock units outstanding but not included in the computation of diluted net income per share. For the years ended December 31, 2014, 2013 and 2012, restricted stock units that vest based on the Company achieving specified operating income performance targets of 0.1 million, 0.1 million and 0.1 million, respectively, were outstanding but not included in the computation of diluted net income per share because they were determined not to be contingently issuable.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(20)                          EMPLOYEE COMPENSATION PLANS

Employee Benefit Plan

The Company currently has one 401(k) profit-sharing plan that allows participation by U.S. employees who have completed six months of service, as defined, and are 21 years of age or older. Participants may defer up to 75% of their gross pay, up to a maximum limit determined by U.S. federal law. Participants are also eligible for a matching contribution. The Company may from time to time, at its discretion, make a “matching contribution” based on the amount and rate of the elective deferrals. The Company determines how much, if any, it will contribute for each dollar of elective deferrals. Participants vest in matching contributions over a three-year period. Company matching contributions to the 401(k) plan(s) totaled $4.8 million, $4.2 million and $3.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Equity Compensation Plans

In February 1999, the Company adopted the TeleTech Holdings, Inc. 1999 Stock Option and Incentive Plan (the “1999 Plan”). The purpose of the 1999 Plan was to enable the Company to continue to (a) attract and retain high quality directors, officers, employees, consultants and independent contractors; (b) motivate such persons to promote the long-term success of the Company and its subsidiaries; and (c) induce employees of companies that are acquired by TeleTech to accept employment with TeleTech following such an acquisition. An aggregate of 14.0 million shares of common stock were reserved for issuance under the 1999 Plan, which permitted the award of incentive stock options, non-qualified stock options, stock appreciation rights, shares of restricted common stock and restricted stock units (“RSUs”). The 1999 Plan also provided for annual equity-based compensation grants to members of the Company’s Board of Directors. Options granted to employees generally vested over four to five years and had a contractual life of ten years. Options issued to Directors vested immediately and had a contractual life of ten years. In May 2009, the Company adopted a policy to issue RSUs to Directors, which generally vest over one year.

In May 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”). Upon adoption of the 2010 Plan, all authorized and unissued equity in the 1999 Plan was cancelled. An aggregate of 4.0 million shares of common stock has been reserved for issuance under the 2010 Plan, which permits the award of incentive stock options, non-qualified stock options, stock appreciation rights, shares of restricted common stock and RSUs. As of December 31, 2014, a total of 4.0 million shares were authorized and 1.2 million shares were available for issuance under the 2010 Plan.

For the years ended December 31, 2014, 2013, and 2012, the Company recorded total equity-based compensation expense under all equity-based arrangements (stock options and RSUs) of $11.3 million, $13.3 million and $13.4 million, respectively. For 2014, 2013 and 2012, of the total compensation expense, $2.3 million, $2.2 million and $1.9 million was recognized in Cost of services and $9.0 million, $11.1 million and $11.5 million, was recognized in Selling, general and administrative in the Consolidated Statements of Comprehensive Income (Loss), respectively. For the years ended December 31, 2014, 2013, and 2012, the Company recognized a tax benefit under all equity-based arrangements (stock options and RSUs) of $6.3 million, $5.8 million and $5.7 million, respectively.

Restricted Stock Units

2012, 2013 and 2014 RSU Awards: The Company granted RSUs in 2012, 2013 and 2014 to new and existing employees that vest over four or five years. The Company also granted RSUs in 2012, 2013 and 2014 to members of the Board of Directors that vest over one year.

During 2011, the Company granted 100,000 performance-based RSUs to a key employee that vest based on the Company achieving specified revenue and operating income performance in 2014. The Company determined the performance targets were not met; and therefore these RSU’s did not vest and were forfeited. During 2014, the Company granted to a different key employee RSU’s based on revenue and operating income performance for a reporting segment of the Company; these performance conditions were partially met and therefore 8,394 RSU’s were issued. These RSU vest over a four year period.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

The weighted average grant-date fair value of RSUs, including performance-based RSUs, granted during the years ended December 31, 2014, 2013, and 2012 was $26.92, $21.66, and $15.91, respectively. The total intrinsic value and fair value of RSUs vested during the years ended December 31, 2014, 2013, and 2012 was $12.4 million, $12.3 million, and $15.5 million, respectively.

A summary of the status of the Company’s non-vested RSUs and performance-based RSUs and activity for the year ended December 31, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested as of December 31, 2013	1,973,575	$20.39
Granted	666,656	$26.92
Vested	(626,070)	$19.85
Cancellations/expirations	(191,083)	$19.62
Unvested as of December 31, 2014	1,823,078	$23.02

All RSU’s vested during the year ended December 31, 2014 were issued out of treasury stock. As of December 31, 2014, there was approximately $27.6 million of total unrecognized compensation expense and approximately $42.4 million in total intrinsic value related to non-vested RSU grants. The unrecognized compensation expense will be recognized over the remaining weighted-average vesting period of 1.5 years using the straight-line method.

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

A summary of stock option activity for the year ended December 31, 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term in Years	Aggregate Intrinsic Value (000’s)

Outstanding as of December 31, 2013	1,220,474	$13.43
Exercises	(53,100)	$9.60
Post-vest cancellations/expirations	(15,375)	$8.90
Outstanding as of December 31, 2014	1,151,999	$13.67	1.9	$11,540

Vested and exercisable as of December 31, 2014	1,001,999	$13.12	1.2	$10,584

There were no stock options granted during 2012, 2013 or 2014. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $0.8 million, $1.0 million and $0.6 million, respectively. The total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was zero, respectively.

As of December 31, 2014, there was approximately $20 thousand of unrecognized compensation expense related to non-vested stock options. The unrecognized compensation expense will be recognized over the remaining weighted-average derived service period of 2.1 years using the straight-line method.

Cash received from option exercises under the Plans for the years ended December 31, 2014, 2013 and 2012 was $0.4 million, $0.9 million and $1.4 million, respectively. The recognized tax benefit from option exercises for the years ended December 31, 2014, 2013 and 2012 was $0.3 million, $0.4 million and $0.2 million, respectively. Shares issued for options exercised during the year ended December 31, 2014 were issued out of treasury stock.

(21)                          STOCK REPURCHASE PROGRAM

Stock Repurchase Program

The Company has a stock repurchase program, which was initially authorized by the Company’s Board of Directors in November 2001. As of December 31, 2014, the cumulative authorized repurchase allowance was $637.3 million. During the year ended December 31, 2014, the Company purchased 2.4 million shares for $57.1 million. Since inception of the program, the Company has purchased 42.1 million shares for $625.5 million. As of December 31, 2014, the remaining allowance under the program was approximately $11.8 million. For the period from January 1, 2015 through February 28, 2015, the Company purchased 212,100 additional shares at a cost of $4.7 million. The stock repurchase program does not have an expiration date. Effective February 24, 2015, the Board of Directors authorized an additional $25 million for stock repurchases.

(22)                          RELATED PARTY TRANSACTIONS

The Company has entered into an agreement under which Avion, LLC (“Avion”) provides certain aviation flight services as requested by the Company. Such services include the use of an aircraft and flight crew. Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company, has a direct 100% beneficial ownership interest in Avion. During 2014, 2013 and 2012, the Company paid $1.0 million, $0.6 million and $0.9 million, respectively, to Avion for services provided to the Company. There was $30 thousand outstanding to Avion as of December 31, 2014.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

During 2014, the Company entered into a vendor contract with Conversent to provide learning management and web and telephony based global helpline solutions. The majority owner of Conversent is a company which is owned and controlled by Kenneth D. Tuchman, Chairman and Chief Executive Officer of the Company. During 2014, the Company paid $20 thousand to Conversent and is expecting to spend another $100 thousand during 2015 and 2016.

The Audit Committee of the Board of Directors reviews the related party transactions quarterly and has determined that the fees charged by these related parties are at fair market value.

(23)                          OTHER FINANCIAL INFORMATION

Self-insurance liabilities of the Company which are included in Accrued employee compensation and benefits and Other accrued expenses in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	December 31,
	2014	2013
Worker’s compensation	$2,007	$1,649
Employee health and dental insurance	4,769	3,633
Other insurance	1,068	631
Total self-insurance liabilities	$7,844	$5,913

(24)                          DECONSOLIDATION OF A SUBSIDIARY

During the second quarter of 2013, the Company concluded that it no longer had controlling influence over Peppers & Rogers Gulf WLL (“PRG Kuwait”), a once consolidated subsidiary in the CSS segment, because the Company was no longer confident that it could exercise its beneficial ownership rights. Upon deconsolidation of PRG Kuwait, the Company wrote off all PRG Kuwait assets and liabilities resulting in a loss of $3.7 million which was recorded in Loss on deconsolidation of subsidiary in the Consolidated Statements of Comprehensive Income (Loss). The $3.7 million loss included $1.3 million of goodwill allocated to PRG Kuwait immediately prior to deconsolidation based on PRG Kuwait’s relative fair value of the CSS segment. Effective April 2014, the Company entered into a stock and membership interest purchase agreement with PRG Kuwait’s other shareholder to sell its 48% interest in the Company for $175 thousand.

(25)                          SUBSEQUENT EVENTS

On February 24, 2015, our Board of Directors adopted a dividend policy, with the intent to distribute a periodic cash dividend to stockholders of our common stock, after consideration of, among other things, TeleTech’s performance, cash flows, capital needs and liquidity factors. Given our cash flow generation and balance sheet strength, we believe cash dividends and early returns to shareholders through share repurchases, in balance with our investments in innovation and strategic acquisitions, align shareholder interests with the needs of the Company. The initial dividend of $0.18 per common share will be paid on March 16, 2015 to shareholders of record as of March 6, 2015.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(26)                          QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present certain quarterly financial data for the year ended December 31, 2014 (in thousands except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$302,221	$295,490	$305,900	$338,170
Cost of services	213,787	212,315	220,244	240,146
Selling, general and administrative	50,367	47,802	49,847	50,537
Depreciation and amortization	13,170	14,089	13,893	15,386
Restructuring charges, net	540	617	593	1,600
Impairment losses	—	—	—	373
Income from operations	24,357	20,667	21,323	30,128
Other income (expense)	(178)	2,880	(856)	2,138
Provision for income taxes	(2,876)	(5,417)	(5,778)	(8,971)
Non-controlling interest	(1,085)	(1,268)	(1,442)	(1,329)
Net income attributable to TeleTech stockholders	$20,218	$16,862	$13,247	$21,966

Weighted average shares outstanding
Basic	50,045	49,351	49,093	48,714
Diluted	50,973	50,111	49,940	49,514

Net income per share attributable to TeleTech stockholders
Basic	$0.40	$0.34	$0.27	$0.45
Diluted	$0.40	$0.34	$0.27	$0.44

Included in Other income (expense) in the second and the fourth quarters are a $4.0 million benefit and a net $2.7 million benefit related to fair value adjustments to the contingent consideration related to revised estimates of the performance against the targets for four of the Company’s acquisitions.

Included in the Provision for Income Taxes is a $0.2 million benefit in the first quarter, a $0.2 million benefit in the second quarter, a $0.2 million benefit in the third quarter and a $0.6 million benefit in the fourth quarter related to restructuring charges. Also included are a $0.6 million of benefit in the first quarter and $0.2 million of expense in the third quarter related to changes in valuation allowances. Additionally, in the second quarter there was $1.6 million of expense, $0.7 million of expense in the third quarter and $1.6 million of expense in the fourth quarter related to changes in the value of future contingent payments. Finally, there was $1.2 million of benefit in the first quarter related to the closing of a statute of limitations and $1.3 million of expense in the third quarter related to the Netherlands audit.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following tables present certain quarterly financial data for the year ended December 31, 2013 (in thousands except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$288,383	$289,692	$296,995	$318,087
Cost of services	208,232	208,809	208,648	220,942
Selling, general and administrative	45,747	46,168	50,165	51,343
Depreciation and amortization	10,555	11,263	11,463	12,783
Restructuring charges, net	851	2,572	758	254
Impairment losses	—	1,205	—	—
Income from operations	22,998	19,675	25,961	32,765
Other income (expense)	(2,004)	(3,099)	(434)	(3,793)
(Provision for) benefit from income taxes	(2,391)	(3,854)	(6,358)	(7,995)
Non-controlling interest	(642)	(407)	(1,526)	(1,508)
Net income attributable to TeleTech stockholders	$17,961	$12,315	$17,643	$19,469

Weighted average shares outstanding
Basic	52,347	51,861	50,732	50,439
Diluted	53,217	52,628	51,678	51,465

Net income per share attributable to TeleTech stockholders
Basic	$0.34	$0.24	$0.35	$0.39
Diluted	$0.34	$0.23	$0.34	$0.38

Included in Other income (expense) in the second quarter is a $3.7 million charge related to the deconsolidation of our subsidiary in Kuwait, and in the fourth quarter is a $1.9 million charge related to a fair value adjustment to the contingent consideration for three of the Company’s acquisitions.

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

3.01**

Restated Certificate of Incorporation of TeleTech Holdings, Inc. filed with the State of Delaware on August 1, 1996 (incorporated by reference to Exhibit 3.1 to TeleTech’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-04097) filed on July 5, 1996)

3.02**	Second Amended and Restated Bylaws of TeleTech (incorporated by reference to Exhibit 3.02 to TeleTech’s Current Report on Form 8-K filed on May 28, 2009)

10.04**

TeleTech Holdings, Inc. Amended and Restated 1999 Stock Option and Incentive Plan (incorporated by reference as Exhibit 10.04 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.06**	TeleTech Holdings, Inc. 2010 Equity Incentive Plan (incorporated by reference as Appendix A to TeleTech’s Definitive Proxy Statement, filed April 12, 2010)

10.20**	Form of Non-Qualified Stock Option Agreement (below Vice President) (incorporated by reference as Exhibit 10.06 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.21**	Form of Non-Qualified Stock Option Agreement (Vice President and above) (incorporated by reference as Exhibit 10.07 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.22**	Form of Amendment to Restricted Stock Unit Agreement (incorporated by reference as Exhibit 10.2 to TeleTech’s Current Report on Form 8-K filed on February 22, 2010)

10.23**	Form of Restricted Stock Unit Agreement (incorporated by reference as Exhibit 10.3 to TeleTech’s Current Report on Form 8-K filed on February 22, 2010)

10.24**

Form of Restricted Stock Unit Agreement (Section 16 Officers) (incorporated by reference as Exhibit 4.3 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-167300) filed on June 3, 2010)

10.25**

Form of Restricted Stock Unit Agreement (Non-Section 16 Employees) (incorporated by reference as Exhibit 4.4 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-167300) filed on June 3, 2010)

10.26**

Form of Independent Director Restricted Stock Unit Agreement (incorporated by reference as Exhibit 4.5 to TeleTech’s Form S-8 Registration Statement (Registration No. 333-167300) filed on June 3, 2010)

10.27**	Form of Global Restricted Stock Unit Agreement (Operating Committee Member) (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on May 1, 2013)

10.28**	Form of Global Restricted Stock Unit Agreement (Non-Operating Committee Member) (incorporated by reference as Exhibit 10.2 to TeleTech’s Current Report on Form 8-K filed on May 1, 2013)

10.29*	Form of TeleTech Holdings, Inc. Restricted Stock Unit Award Agreement (other employees) effective July 1, 2014

10.30*	Form of TeleTech Holdings, Inc. Restricted Stock Unit Award Agreement (Directors and Executive Committee Members) effective July 1, 2014

10.31**	Form of Non-Qualified Stock Option Agreement (Non-Employee Director) (incorporated by reference as Exhibit 10.08 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.32*	Independent Director Compensation Arrangements (effective January 1, 2015)

10.33**	Form of Indemnification Agreement with Directors (incorporated by reference as Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on February 22, 2010)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Exhibit No.	Description

10.40**

Employment Agreement between Kenneth D. Tuchman and TeleTech dated October 15, 2001 (incorporated by reference as Exhibit 10.68 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.41**

Amendment to Employment Agreement between Kenneth D. Tuchman and TeleTech dated December 31, 2008 (incorporated by reference as Exhibit 10.17 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.42**

Amendment dated September 17, 2008 to Stock Option Agreement between Kenneth D. Tuchman and TeleTech (incorporated by reference as Exhibit 10.19 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.50**

Employment Agreement between James E. Barlett and TeleTech dated October 15, 2001 (incorporated by reference as Exhibit 10.66 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.52**

Amendment to Employment Agreement between James E. Barlett and TeleTech dated December 31, 2008 (incorporated by reference as Exhibit 10.13 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.53**

Amendment dated September 17, 2008 to Stock Option Agreement between James E. Barlett and TeleTech (incorporated by reference as Exhibit 10.15 to TeleTech’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.54**

Second Amendment, dated as of April 19, 2011, to TeleTech Holdings, Inc. Restricted Stock Unit Agreement by and between TeleTech Holdings, Inc. and James E. Barlett dated June 22, 2007  (incorporated by reference as Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed April 22, 2011)

10.60**

Employment Agreement between Regina Paolillo and TeleTech Holdings, Inc. effective as of November 3, 2011 (incorporated by reference as Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed October 27, 2011)

10.62**

Restricted Stock Unit Agreement dated as of November 15, 2011 between TeleTech Holdings, Inc. and Regina Paolillo (RSU Performance Agreement) (incorporated by reference as Exhibit 10.2 to TeleTech’s Current Report on Form 8-K/A filed November 21, 2011)

10.63**

Non-Qualified Stock Option Agreement dated as of November 15, 2011 between TeleTech Holdings, Inc. and Regina Paolillo (Option Agreement)(incorporated by reference as Exhibit 10.3 to TeleTech’s Current Report on Form 8-K/A filed November 21, 2011)

10.70*	Separation Agreement and Release of Claims between Brian Shepherd and TeleTech Services Corporation effective as of January 31, 2015

10.80**

Employment Agreement between Keith Gallacher and TeleTech Services Corporation effective as of June 3, 2013 (incorporated by reference as Exhibit 10.2 to TeleTech’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10.90**

Amended and Restated Credit Agreement, dated as of June 3, 2013, among TeleTech Holdings, Inc., the foreign borrowers party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and Fronting Lender, KeyBank National Association, Bank of America, N.A., BBVA Compass, and HSBC Bank USA, National Association, each as Documentation Agent and Wells Fargo Securities, LLC, KeyBank National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BBVA Compass and HSBC Bank USA, National Association, as Joint Lead Arrangers (incorporated by reference to Exhibit 10.1 to TeleTech’s Current Report on Form 8-K filed on June 7, 2013)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Exhibit No.	Description

21.1*	List of subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney

31.1*	Rule 13a-14(a) Certification of CEO of TeleTech

31.2*	Rule 13a-14(a) Certification of CFO of TeleTech

32.1*	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Identifies exhibit that consists of or includes a management contract or compensatory plan or arrangement.
***

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.