Form 10-Q
period 2015-03-31
TELETECH HOLDINGS INC
filed 2015-05-11
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐   No ☑

As of May 4, 2015, there were 48,444,321 shares of the registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

MARCH 31, 2015 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$65,714	$77,316
Accounts receivable, net	295,719	276,432
Prepaids and other current assets	66,609	64,702
Deferred tax assets, net	22,783	22,501
Income tax receivable	4,638	4,532
Total current assets	455,463	445,483

Long-term assets
Property, plant and equipment, net	150,017	150,212
Goodwill	127,588	128,705
Deferred tax assets, net	30,035	31,512
Other intangible assets, net	56,528	59,905
Other long-term assets	44,852	36,658
Total long-term assets	409,020	406,992
Total assets	$864,483	$852,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$31,785	$37,019
Accrued employee compensation and benefits	69,492	70,069
Other accrued expenses	32,969	34,430
Income taxes payable	9,298	10,141
Deferred tax liabilities, net	34	-
Deferred revenue	29,440	29,887
Other current liabilities	17,610	17,085
Total current liabilities	190,628	198,631

Long-term liabilities
Line of credit	126,000	100,000
Deferred tax liabilities, net	2,866	4,675
Deferred rent	9,589	8,956
Other long-term liabilities	77,248	74,149
Total long-term liabilities	215,703	187,780
Total liabilities	406,331	386,411

Commitments and contingencies (Note 10)

Mandatorily redeemable noncontrolling interest	3,411	2,814

Stockholders’ equity
Preferred stock - $0.01 par value: 10,000,000 shares authorized; zero shares outstanding as of March 31, 2015 and December 31, 2014	-	-
Common stock - $0.01 par value; 150,000,000 shares authorized; 48,366,272 and 48,452,852 shares outstanding as of March 31, 2015 and December 31, 2014, respectively	484	485
Additional paid-in capital	355,779	356,792
Treasury stock at cost: 33,685,981 and 33,599,401 shares as of March 31, 2015 and December 31, 2014, respectively	(530,818)	(527,595)
Accumulated other comprehensive income (loss)	(66,020)	(52,274)
Retained earnings	687,497	677,859
Noncontrolling interest	7,819	7,983
Total stockholders’ equity	454,741	463,250
Total liabilities and stockholders’ equity	$864,483	$852,475

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenue	$325,521	$302,221

Operating expenses
Cost of services	232,984	213,787
Selling, general and administrative	50,237	50,367
Depreciation and amortization	15,363	13,170
Restructuring charges, net	809	540
Total operating expenses	299,393	277,864

Income from operations	26,128	24,357

Other income (expense)
Interest income	317	511
Interest expense	(1,698)	(1,690)
Other income (expense), net	(307)	1,001
Total other income (expense)	(1,688)	(178)

Income before income taxes	24,440	24,179

Provision for income taxes	(4,405)	(2,876)

Net income	20,035	21,303

Net income attributable to noncontrolling interest	(1,263)	(1,085)

Net income attributable to TeleTech stockholders	$18,772	$20,218

Other comprehensive income (loss)
Net income	$20,035	$21,303
Foreign currency translation adjustments	(11,283)	(1,723)
Derivative valuation, gross	(1,645)	(3,917)
Derivative valuation, tax effect	1,493	1,382
Other, net of tax	(2,595)	276
Total other comprehensive income (loss)	(14,030)	(3,982)
Total comprehensive income (loss)	6,005	17,321

Less: Comprehensive income attributable to noncontrolling interest	(806)	(992)

Comprehensive income attributable to TeleTech stockholders	$5,199	$16,329

Weighted average shares outstanding
Basic	48,370	50,045
Diluted	49,158	50,973

Net income per share attributable to TeleTech stockholders
Basic	$0.39	$0.40
Diluted	$0.38	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Stockholders’ Equity of the Company

							Accumulated
	Preferred Stock		Common Stock			Additional	Other
					Treasury	Paid-in	Comprehensive	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Income (Loss)	Earnings	interest	Equity

Balance as of December 31, 2014	-	$-	48,453	$485	$(527,595)	$356,792	$(52,274)	$677,859	$7,983	$463,250
Net income	-	-	-	-	-	-	-	18,772	1,090	19,862
Dividends to shareholders	-	-	-	-	-	-	-	(8,710)	-	(8,710)
Adjustments to redemption value of mandatorily redeemable noncontrolling interest	-	-	-	-	-	-	-	(424)	-	(424)
Dividends distributed to noncontrolling interest		-	-	-	-	-	-	-	(990)	(990)
Foreign currency translation adjustments	-	-	-	-	-	-	(10,999)	-	(284)	(11,283)
Derivatives valuation, net of tax	-	-	-	-	-	-	(152)	-	-	(152)
Vesting of restricted stock units	-	-	159	2	2,456	(3,766)	-	-	-	(1,308)
Exercise of stock options	-	-	15	-	233	1	-	-	-	234
Excess tax benefit from equity-based awards	-	-	-	-	-	111	-	-	-	111
Equity-based compensation expense	-	-	-	-	-	2,641	-	-	20	2,661
Purchases of common stock	-	-	(261)	(3)	(5,912)	-	-	-	-	(5,915)
Other, net of tax	-	-	-	-	-	-	(2,595)	-	-	(2,595)

Balance as of March 31, 2015	-	$-	48,366	$484	$(530,818)	$355,779	$(66,020)	$687,497	$7,819	$454,741

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities
Net income	$20,035	$21,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,363	13,170
Amortization of contract acquisition costs	281	358
Amortization of debt issuance costs	178	170
Imputed interest expense and fair value adjustments to contingent consideration	209	200
Provision for doubtful accounts	53	113
Gain on disposal of assets	(35)	-
Impairment losses	-	-
Deferred income taxes	(1,479)	990
Excess tax benefit from equity-based awards	(409)	(788)
Equity-based compensation expense	2,690	3,160
Gain on foreign currency derivatives	87	(634)

Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(24,821)	(8,092)
Prepaids and other assets	1,849	1,618
Accounts payable and accrued expenses	(7,583)	(10,817)
Deferred revenue and other liabilities	(2,598)	(7,214)
Net cash provided by operating activities	3,820	13,537

Cash flows from investing activities
Proceeds from sale of long lived assets	-	135
Purchases of property, plant and equipment, net of acquisitions	(13,038)	(15,095)
Investment in securities	(9,000)	-
Acquisitions, net of cash acquired of zero and $812, respectively	(102)	(8,160)
Net cash used in investing activities	(22,140)	(23,120)

Cash flows from financing activities
Proceeds from line of credit	573,800	632,900
Payments on line of credit	(547,800)	(632,900)
Payments on other debt	(778)	(1,525)
Payments of contingent consideration related to acquisitions	(1,000)	(2,189)
Dividends paid to shareholders	(8,710)	-
Payments to noncontrolling interest	(990)	(990)
Proceeds from exercise of stock options	234	12
Excess tax benefit from equity-based awards	409	788
Purchase of treasury stock	(5,915)	(20,466)
Net cash used in financing activities	9,250	(24,370)

Effect of exchange rate changes on cash and cash equivalents	(2,532)	(3,687)

Decrease in cash and cash equivalents	(11,602)	(37,640)
Cash and cash equivalents, beginning of period	77,316	158,017
Cash and cash equivalents, end of period	$65,714	$120,377

Supplemental disclosures
Cash paid for interest	$1,340	$982
Cash paid for income taxes	$2,803	$2,834

Non-cash investing and financing activities
Acquisition of equipment through increase in accounts payable	$1,704	$941
Contract acquisition costs credited to accounts receivable	$-	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)                                 OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

TeleTech Holdings, Inc. and its subsidiaries (“TeleTech” or the “Company”) is a customer engagement management services provider, delivering integrated consulting, technology, growth and customer care solutions on a global scale. Our suite of product and service capabilities allows us to design and deliver enhanced, value-driven customer experiences across numerous communication channels. TeleTech’s 44,000 employees serve clients in the automotive, communication, financial services, government, healthcare, logistics, media and entertainment, retail, technology, transportation and travel industries via operations in the U.S., Australia, Belgium, Brazil, Bulgaria, Canada, Costa Rica, Germany, Ireland, Israel, Lebanon, Macedonia, Mexico, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, Turkey, the United Arab Emirates, and the United Kingdom.

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TeleTech, its wholly owned subsidiaries, its 55% equity owned subsidiary Percepta, LLC, and its 80% interest in iKnowtion, LLC. All intercompany balances and transactions have been eliminated in consolidation.

The unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company and the consolidated results of operations and comprehensive income (loss) and the consolidated cash flows of the Company. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

These unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”.  ASU 2015-03 requires all costs incurred in connection with the issuance of debt to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. This ASU is effective for interim and annual periods beginning on or after December 15, 2015 and early adoption is permitted. The Company is evaluating when it will adopt the standard but does not expect the adoption of this standard to have a material impact on its financial position, results of operation or related disclosures.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(2)        ACQUISITIONS & INVESTMENTS

rogenSi

In the third quarter of 2014, as an addition to the Customer Strategy Services (“CSS”) segment, the Company acquired substantially all operating assets of rogenSi Worldwide PTY, Ltd., a global leadership, change management, sales, performance training and consulting company.

The total purchase price was $34.4 million, subject to certain working capital adjustments, and consists of $18.1 million in cash at closing and an estimated $14.5 million in three earn-out payments, contingent on the acquired companies and TeleTech’s CSS segment achieving certain agreed earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets, as defined in the sale and purchase agreement. Additionally, the estimated purchase price included a $1.8 million hold-back payment for contingencies as defined in the sale and purchase agreement which will be paid in the first quarter of 2016, if required. The total contingent consideration possible per the sale and purchase agreement ranges from zero to $17.6 million and the earn-out payments are payable in early 2015, 2016 and 2017, based on July 1, 2014 through December 31, 2014, and full year 2015 and 2016 performance, respectively.

The fair value of the contingent consideration was measured by applying a probability weighted discounted cash flow model based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 4.6% and expected future value of payments of $15.3 million. The $15.3 million of expected future payments was calculated using a probability weighted EBITDA assessment with the highest probability associated with rogenSi achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent consideration was approximately $14.5 million. During the fourth quarter of 2014, the Company recorded a fair value adjustment of the contingent consideration of $0.5 million based on revised estimates noting higher probability of exceeding the EBITDA targets (see Note 7). As of March 31, 2015, the fair value of the contingent consideration was $15.3 million, of which $11.3 million and $4.0 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively.

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary Estimate of Acquisition Date Fair Value
Cash	$2,670
Accounts receivable, net	6,417
Other assets	2,880
Property, plant and equipment	578
Deferred tax assets, net	449
Customer relationships	9,348
Goodwill	20,927
43,269

Accounts payable	708
Accrued employee compensation and benefits	2,203
Accrued expenses	1,146
Other	4,843
8,900

Total purchase price	$34,369

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The fair value of the contingent consideration was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 5.0% and expected future value of payments of $4.0 million. The $4.0 million of expected future payments was calculated using a probability weighted EBITDA assessment with the highest probability associated with Sofica achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent consideration was approximately $3.8 million. During the third and fourth quarters of 2014, the Company recorded fair value adjustments of the contingent consideration of $1.8 million and $0.6 million, respectively based on revised estimates noting higher probability of exceeding the EBITDA targets (see Note 7). As of March 31, 2015, the fair value of the contingent consideration was $6.4 million, of which $3.6 million and $2.8 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively.

Financial Impact of Acquired Businesses

The acquired businesses purchased in 2014 noted above contributed revenues of $12.6 million and income from operations of $1.1 million, inclusive of $0.7 million of acquired intangible amortization, to the Company for the three months ended March 31, 2015.

Investments

Café X

In the first quarter of 2015, the Company invested $9.0 million in CafeX Communications, Inc. (“CafeX”) through the purchase of a portion of the Series B Preferred Stock of CafeX. After the transaction, the Company owns 17.3% of the total equity of CafeX. CaféX is a provider of omni-channel web-based real time communication (WebRTC) solutions that enhance mobile applications and websites with in-app video communication and screen share technology to increase customer satisfaction and enterprise efficiency. TeleTech anticipates deploying the CafeX technology as part of the TeleTech customer experience offerings within the CMS business segment and as part of its Humanify platform.

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

The following tables present certain financial data by segment (in thousands):

Quarter Ended March 31, 2015
	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$243,009	$-	$243,009	$10,797	$21,702
Customer Growth Services	25,956	-	25,956	1,485	26
Customer Technology Services	35,721	(7)	35,714	2,164	2,009
Customer Strategy Services	20,842	-	20,842	917	2,391
Total	$325,528	$(7)	$325,521	$15,363	$26,128

Quarter Ended March 31, 2014
	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income (Loss) from Operations
Customer Management Services	$227,924	$-	$227,924	$9,465	$20,823
Customer Growth Services	28,905	-	28,905	1,556	1,770
Customer Technology Services	32,779	(3)	32,776	1,715	311
Customer Strategy Services	12,616	-	12,616	434	1,453
Total	$302,224	$(3)	$302,221	$13,170	$24,357

	Three Months Ended March 31,
	2015	2014
Capital Expenditures
Customer Management Services	$9,447	$9,912
Customer Growth Services	1,305	380
Customer Technology Services	2,282	4,631
Customer Strategy Services	4	172
Total	$13,038	$15,095

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	March 31, 2015	December 31, 2014
Total Assets
Customer Management Services	$533,622	$514,957
Customer Growth Services	83,240	88,394
Customer Technology Services	158,822	159,441
Customer Strategy Services	88,799	89,683
Total	$864,483	$852,475

	March 31, 2015	December 31, 2014
Goodwill
Customer Management Services	$25,410	$25,871
Customer Growth Services	30,395	30,395
Customer Technology Services	42,709	42,709
Customer Strategy Services	29,074	29,730
Total	$127,588	$128,705

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended March 31,
	2015	2014
United States	$171,653	$146,469
Philippines	84,987	86,666
Latin America	40,554	42,046
Europe / Middle East / Africa	19,313	19,217
Asia Pacific	7,674	6,400
Canada	1,340	1,423
Total Revenue	$325,521	$302,221

(4)        SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had one client that contributed in excess of 10% of total revenue for the three months ended March 31, 2015 and 2014. This client operates in the communications industry and is included in the Customer Management Services segment. This client contributed 10.9% and 11.6% of total revenue for the three months ended March 31, 2015 and 2014, respectively. This client had an outstanding receivable balance of $37.6 million and $32.3 million as of March 31, 2015 and 2014, respectively.

The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs periodic credit evaluations of its clients and maintains allowances for uncollectible accounts and may require pre-payment for services. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk existed as of March 31, 2015.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(5)                                 GOODWILL

Goodwill consisted of the following (in thousands):

	December 31, 2014	Acquisitions/ Adjustments	Impairments	Effect of Foreign Currency	March 31, 2015

Customer Management Services	$25,871	$-	$-	$(461)	$25,410
Customer Growth Services	30,395	-	-	-	30,395
Customer Technology Services	42,709	-	-	-	42,709
Customer Strategy Services	29,730	68	-	(724)	29,074
Total	$128,705	$68	$-	$(1,185)	$127,588

The Company performs a goodwill impairment assessment on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist.

The Company concluded that goodwill for all reporting units was not impaired at December 1, 2014. While no impairment indicators were identified, due to the small margin of fair value in excess of carrying value for two reporting units, Revana (approximately 6.0%) and WebMetro (approximately 11%), these reporting units remain at considerable risk for future impairment if projected operating results are not met or other inputs into the fair value measurement change.

At March 31, 2015, the Company updated its quantitative assessment of these reporting units fair value using an income based approach. The determination of fair value requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rates for the businesses, the useful lives over which the cash flows will occur and determination of appropriate discount rates (based in part on the Company’s weighted average cost of capital). Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. As of March 31, 2015, the updated fair values continue to exceed the carrying values for Revana (approximately 12%) and WebMetro (approximately 17%). The Company will continue to review the calculated fair value of these reporting units until the fair value is substantially in excess of its carrying value.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(6)                                 DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange and interest rate related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Interest rate derivatives consist of interest rate swaps to reduce the Company’s exposure to interest rate fluctuations associated with its variable rate debt. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets consider, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of March 31, 2015, the Company had not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014 (in thousands and net of tax):

	Three Months Ended March 31,
	2015	2014

Aggregate unrealized net gain/(loss) at beginning of year	$(18,345)	$(8,352)
Add: Net gain/(loss) from change in fair value of cash flow hedges	(1,291)	(3,649)
Less: Net (gain)/loss reclassified to earnings from effective hedges	1,139	1,115
Aggregate unrealized net gain/(loss) at end of period	$(18,497)	$(10,886)

The Company’s foreign exchange cash flow hedging instruments as of March 31, 2015 and December 31, 2014 are summarized as follows (in thousands). All hedging instruments are forward contracts.

As of March 31, 2015	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in the Next 12 Months	Contracts Maturing Through
Canadian Dollar	750	$719		100.0%	June 2015
Philippine Peso	17,063,000	386,570	(1)	36.8%	February 2020
Mexican Peso	2,528,000	176,073		28.5%	February 2020
		$563,362

As of December 31, 2014	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	1,500	$1,441
Philippine Peso	17,428,000	398,046	(1)
Mexican Peso	2,532,000	179,089
New Zealand Dollar	490	381
		$578,957

(1)                Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on March 31, 2015 and December 31, 2014.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s interest rate swap arrangements as of March 31, 2015 and December 31, 2014 were as follows:

	Notional Amount	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date
As of March 31, 2015	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
and December 31, 2014	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of March 31, 2015 and December 31, 2014 the total notional amount of the Company’s forward contracts used as fair value hedges were $262.6 million and $242.5 million, respectively.

Derivative Valuation and Settlements

The Company’s derivatives as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015
Designation:	Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange	Interest Rate	Foreign Exchange
Derivative classification:	Cash Flow	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$1,758	$-	$904
Other long-term assets	228	-	-
Other current liabilities	(13,394)	(971)	(197)
Other long-term liabilities	(19,534)	(339)	-
Total fair value of derivatives, net	$(30,942)	$(1,310)	$707

	December 31, 2014
Designation:	Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange	Interest Rate	Foreign Exchange
Derivative classification:	Cash Flow	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$192	$-	$797
Other long-term assets	389	-	-
Other current liabilities	(12,680)	(988)	(5)
Other long-term liabilities	(17,070)	(452)	-
Total fair value of derivatives, net	$(29,169)	$(1,440)	$792

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended March 31,
	2015		2014
Designation:	Designated as Hedging Instruments		Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange	Interest Rate	Foreign Exchange	Interest Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in other comprehensive income (loss) - effective portion, net of tax:	$1,220	$(71)	$(3,592)	$(57)

Amount and location of net gain or (loss) reclassified from accumulated OCI to income - effective portion:
Revenue	$(1,708)	$-	$(1,570)	$-
Interest Expense	-	(257)	-	(258)

	Three Months Ended March 31,
	2015		2014
Designation:	Not Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange		Foreign Exchange

Derivative classification:	Forward Contracts	Fair Value	Forward Contracts	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income:
Costs of services	$-	$-	$-	$-
Other income (expense), net	$-	$80	$-	$619

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

The following presents information as of March 31, 2015 and December 31, 2014 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of March 31, 2015 and December 31, 2014, the Company had $126.0 million and $100.0 million, respectively, of borrowings outstanding under the Credit Agreement. During the first quarter of 2015 outstanding borrowings accrued interest at an average rate of 1.2% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of March 31, 2015, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of March 31, 2015 and December 31, 2014 (in thousands):

As of March 31, 2015

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$-	$(30,942)	$-	$(30,942)
Interest rate swaps	-	(1,310)	-	(1,310)
Fair value hedges	-	707	-	707
Total net derivative asset (liability)	$-	$(31,545)	$-	$(31,545)

As of December 31, 2014

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$-	$(29,169)	$-	$(29,169)
Interest rate swaps	-	(1,440)	-	(1,440)
Fair value hedges	-	792	-	792
Total net derivative asset (liability)	$-	$(29,817)	$-	$(29,817)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a summary of the Company’s fair value measurements as of March 31, 2015 and December 31, 2014 (in thousands):

As of March 31, 2015
	Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$-	$-	$-
Total assets	$-	$-	$-

Liabilities
Deferred compensation plan liability	$-	$(9,272)	$-
Derivative instruments, net	-	(31,545)	-
Contingent consideration	-	-	(23,953)
Total liabilities	$-	$(40,817)	$(23,953)

As of December 31, 2014
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	$-	$-	$-
Total assets	$-	$-	$-

Liabilities
Deferred compensation plan liability	$-	$(8,478)	$-
Derivative instruments, net	-	(29,817)	-
Contingent consideration	-	-	(24,744)
Total liabilities	$-	$(38,295)	$(24,744)

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

Contingent Consideration — The Company recorded contingent consideration related to the acquisitions of iKnowtion, Guidon, TSG, WebMetro, Sofica and rogenSi. These contingent payables were recognized at fair value using a discounted cash flow approach and a discount rate of 21.0%, 21.0%, 4.6%, 5.3%, 5.0% or 4.6%, respectively. The discount rates vary dependant on the specific risks of each acquisition including the country of operation, the nature of services and complexity of the acquired business, and other similar factors. These measurements were based on significant inputs not observable in the market. The Company will accrete interest expense each period using the effective interest method until the future value of these contingent payables reaches their expected future value of $24.7 million. Interest expense related to all recorded purchase price payables is included in Interest expense in the Consolidated Statements of Comprehensive Income (Loss).

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

During the first quarter of 2015, the Company assessed the contingent payables associated with all of the acquisitions and determined that no material adjustments were necessary.

A rollforward of the activity in the Company’s fair value of the contingent consideration payable is as follows (in thousands):

	December 31, 2014	Acquisitions	Payments	Imputed Interest / Adjustments	March 31, 2015

iKnowtion	$2,265	$-	$-	$15	$2,280
Guidon	1,000	-	(1,000)	-	-
TSG	-	-	-	-	-
WebMetro	-	-	-	-	-
Sofica	6,317	-	-	80	6,397
rogenSi	15,162	-	-	114	15,276
Total	$24,744	$-	$(1,000)	$209	$23,953

Subsequent to March 31, 2015, an additional $8.1 million of payments were completed in accordance with the acquisition agreements.

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

As of March 31, 2015, the Company had $52.8 million of gross deferred tax assets (after a $10.4 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $49.9 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.

The effective tax rate for the three months ended March 31, 2015 and 2014 was 18.0% and 11.9%, respectively.

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2011 to present remain open tax years. The Company has been notified of the intent to audit, or is currently under audit, of income taxes in the U.S. specifically for the acquired entity Technology Solutions Group for the tax year 2012 (prior to acquisition) and Canada for tax years 2009 and 2010. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

(9)                                 RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the three months ended March 31, 2015 and 2014, the Company undertook a number of restructuring activities primarily associated with reductions in the Company’s capacity and workforce in several of its segments to better align the capacity and workforce with current business needs.

A summary of the expenses recorded in Restructuring, net in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014, respectively, is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Reduction in force
Customer Management Services	$776	$511
Customer Growth Services	-	29
Customer Technology Services	-	-
Customer Strategy Services	33	-
Total	$809	$540

A rollforward of the activity in the Company’s restructuring accruals is as follows (in thousands):

	Closure of Delivery Centers	Reduction in Force	Total

Balance as of December 31, 2014	$-	$2,071	$2,071
Expense	-	809	809
Payments	-	(1,208)	(1,208)
Changes in estimates	-	-	-
Balance as of March 31, 2015	$-	$1,672	$1,672

The remaining restructuring accruals are expected to be paid or extinguished during 2015 and are all classified as current liabilities within Other accrued expenses in the Consolidated Balance Sheets.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Impairment Losses

During each of the periods presented, the Company evaluated the recoverability of its leasehold improvement assets at certain delivery centers. An asset is considered to be impaired when the anticipated undiscounted future cash flows of its asset group are estimated to be less than the asset group’s carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. To determine fair value, the Company used Level 3 inputs in its discounted cash flows analysis. Assumptions included the amount and timing of estimated future cash flows and assumed discount rates. During the three months ended March 31, 2015 and 2014, the Company recognized no losses related to leasehold improvement assets.

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

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, stock repurchases and other strategic activities, such as the acquisitions described in Note 2. As of March 31, 2015 and December 31, 2014, the Company had borrowings of $126.0 million and $100.0 million, respectively, under its Credit Agreement, and its average daily utilization was $297.0 million and $270.9 million for the three months ended March 31, 2015 and 2014, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $3.2 million, the Company’s remaining borrowing capacity was $570.8 million as of March 31, 2015. As of March 31, 2015, the Company was in compliance with all covenants and conditions under its Credit Agreement.

From time-to-time, the Company has unsecured, uncommitted lines of credit to support working capital for a few foreign subsidiaries. As of March 31, 2015 and 2014, no foreign loans were outstanding.

Letters of Credit

As of March 31, 2015, outstanding letters of credit under the Credit Agreement totaled $3.2 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of March 31, 2015, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $4.6 million.

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

(11)                          NONCONTROLLING INTEREST

The following table reconciles equity attributable to noncontrolling interest (in thousands):

	Three Months Ended March 31,
	2015	2014
Noncontrolling interest, January 1	$7,983	$8,081
Net income attributable to noncontrolling interest	1,090	957
Dividends distributed to noncontrolling interest	(990)	(990)
Foreign currency translation adjustments	(284)	35
Equity based compensation expense	20	8
Noncontrolling interest, March 31	$7,819	$8,091

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

A rollforward of the mandatorily redeemable noncontrolling interest is as follows (in thousands):

	Three months ended March 31,
	2015	2014
Mandatorily redeemable noncontrolling interest, January 1	$2,814	$2,509
Net income attributable to mandatorily redeemable noncontrolling interest	173	128
Dividends distributed to mandatorily redeemable noncontrolling interest	-	-
Change in redemption value	424	(175)
Mandatorily redeemable noncontrolling interest, March 31	$3,411	$2,462

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(13)       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign Currency Translation Adjustment	Derivative Valuation, Net of Tax	Other, Net of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2014	$(33,352)	$(18,345)	$(577)	$(52,274)

Other comprehensive income (loss) before reclassifications	(10,999)	(1,291)	(2,841)	(15,131)
Amounts reclassified from accumulated other comprehensive income (loss)	-	1,139	246	1,385
Net current period other comprehensive income (loss)	(10,999)	(152)	(2,595)	(13,746)

Accumulated other comprehensive income (loss) at March 31, 2015	$(44,351)	$(18,497)	$(3,172)	$(66,020)

Accumulated other comprehensive income (loss) at December 31, 2013	$(10,581)	$(8,352)	$(1,653)	$(20,586)

Other comprehensive income (loss) before reclassifications	(1,758)	(3,649)	187	(5,220)
Amounts reclassified from accumulated other comprehensive income (loss)	-	1,115	89	1,204
Net current period other comprehensive income (loss)	(1,758)	(2,534)	276	(4,016)

Accumulated other comprehensive income (loss) at March 31, 2014	$(12,339)	$(10,886)	$(1,377)	$(24,602)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the statement of comprehensive income (in thousands):

	For the Three Months Ended
	March 31, 2015	March 31, 2014	Statement of Comprehensive Income Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$(1,708)	$(1,570)	Revenue
Loss on interest rate swaps	(257)	(258)	Interest expense
Tax effect	826	713	Provision for income taxes
	$(1,139)	$(1,115)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(274)	$(95)	Cost of services
Tax effect	28	6	Provision for income taxes
	$(246)	$(89)	Net income (loss)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(14)       NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Shares used in basic earnings per share calculation	48,370	50,045
Effect of dilutive securities:
Stock options	384	411
Restricted stock units	401	517
Performance-based restricted stock units	3	-
Total effects of dilutive securities	788	928
Shares used in dilutive earnings per share calculation	49,158	50,973

For the three months ended March 31, 2015 and 2014, options to purchase 0.1 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti—dilutive. For the three months ended March 31, 2015 and 2014, restricted stock units (“RSUs”) of 0.5 million and 0.3 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

(15)       EQUITY-BASED COMPENSATION PLANS

All equity—based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date. During the three months ended March 31, 2015 and 2014, the Company recognized total compensation expense of $2.7 million and $3.2 million, respectively. Of the total compensation expense, $0.6 million and $0.6 million was recognized in Cost of services and $2.1 million and $2.6 million was recognized in Selling, general and administrative.

Restricted Stock Unit Grants

During the three months ended March 31, 2015 and 2014, the Company granted 80,000 and 164,000 RSUs, respectively, to new and existing employees, which vest in equal installments over four or five years. The Company recognized compensation expense related to RSUs of $2.6 million and $3.0 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was approximately $24.2 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Litigation Reform Act”), relating to our future operations, expected financial condition and prospects, results of operation, and other business matters that are based on our current expectations, assumptions, business strategy, and projections with respect to the future, and are not a guarantee of performance. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Part I, Item 2, “Management’s Discussion and Analysis” of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. When we discuss our strategy, plans, goals, initiatives, or objectives, we are making forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Litigation Reform Act.

We caution you not to rely unduly on any forward-looking statements. Actual results may differ materially from what is expressed in the forward-looking statements, and you should review and consider carefully the risks, uncertainties and other factors that affect our business and may cause such differences, as outlined but are not limited to factors discussed in the “Risk Factors” section of our 2014 Annual Report on Form 10-K.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

TeleTech Holdings, Inc. (“TeleTech”, “the Company”, “we”, “our” or “us”) is a customer engagement management service provider that delivers integrated consulting, technology, growth and customer care solutions on a global scale. Our suite of product and service capabilities allows us to design and deliver enhanced, value-driven customer experiences across numerous communication channels. Our solutions are supported by 44,000 employees delivering services in 24 countries from 61 delivery centers on six continents. Our revenue for the quarter ended March 31, 2015 was $326 million.

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

To improve our competitive position in a rapidly changing market and stay strategically relevant to our clients, we continue to invest in innovation and growth businesses, diversifying our traditional business process outsourcing services of our CMS segment into higher-value consulting, data analytics, digital marketing and technology-enabled services. Of the $326 million in revenue we reported in the current period, approximately 25% or $82.5 million came from the CGS, CTS and CSS segments (our “Emerging Segments”), focused on customer-centric strategy, growth or technology-based services, with the remainder of our revenue coming from the traditional business process outsourcing focused CMS segment.

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

Our strong balance sheet, cash flows from operations and access to debt and capital markets have historically provided us the financial flexibility to effectively fund our organic growth, capital expenditures, strategic acquisitions and incremental investments. Additionally, we continue to return capital to our shareholders via an ongoing stock repurchase program. As of March 31, 2015, our cumulative authorized repurchase allowance was $662.3 million, of which we repurchased 42.3 million shares for $631.4 million. For the period from March 31, 2015 through May 4, 2015, we repurchased no additional shares. The stock repurchase program does not have an expiration date. Effective February 28, 2015, the Board of Directors authorized an additional $25 million for stock repurchases.

On February 24, 2015, our Board of Directors adopted a dividend policy, with the intent to distribute a periodic cash dividend to stockholders of our common stock, after consideration of, among other things, TeleTech’s performance, cash flows, capital needs and liquidity factors. Given our cash flow generation and balance sheet strength, we believe cash dividends and early returns to shareholders through share repurchases, in balance with our investments in innovation and strategic acquisitions, align shareholder interests with the needs of the Company. The initial dividend of $0.18 per common share was paid on March 16, 2015 to shareholders of record as of March 6, 2015.

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

We are currently providing services to clients in the following verticals for each segment:

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
Travel and Transportation
Technology

Business Overview

In the first quarter of 2015, our revenue increased 7.7% to $325.5 million over the same period in 2014 despite a decrease of 3.2% or $9.5 million due to foreign currency fluctuations, primarily the Australian dollar and the Brazilian Real. Revenue, adjusted for the $9.5 million decrease related to foreign exchange, increased by $32.8 million, or 10.9%, over the prior year. This increase in revenue is comprised of growth in the CMS, CTS and CSS segments with a slight decline in the CGS segment.

Our first quarter 2015 income from operations increased 7.3% to $26.1 million or 8.0% of revenue, from $24.4 million or 8.1% of revenue in the first quarter of 2014. This increase is due to organic revenue growth and income from the recent acquisitions. These were partially offset by $0.4 million additional amortization of intangibles related to the acquisitions, and investments in sales and research and development. Income from operations in the first quarter of 2015 and 2014 included $0.8 million and $0.5 million of restructuring charges and asset impairments, respectively.

Our offshore delivery centers serve clients based in the U.S. and in other countries and spans five countries with 20,200 workstations and representing 63% of our global delivery capability. Revenue for our CMS and CGS segments that is provided in these offshore locations was $113 million and represented 42% of our revenue for the first quarter of 2015, as compared to $114 million and 44% of our revenue for 2014.

Our cash flow from operations and available credit allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows. At March 31, 2015, we had $65.7 million of cash and cash equivalents, total debt of $131.2 million, and a total debt to total capitalization ratio of 22.4%.

We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of March 31, 2015, the overall capacity utilization in our multi-client centers was 82%. The table below presents workstation data for our multi-client centers as of March 31, 2015 and 2014. Dedicated and Managed Centers (5,348 and 5,056 workstations, at March 31, 2015 and 2014, respectively) are excluded from the workstation data as unused workstations in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	March 31, 2015			March 31, 2014
	Total Production Workstations	In Use	% In Use	Total Production Workstations	In Use	% In Use

Multi-client centers
Sites open <1 year	1,307	1,121	86%	2,166	1,793	83%
Sites open >1 year	25,614	21,075	82%	22,040	18,142	82%
Total multi-client centers	26,921	22,196	82%	24,206	19,935	82%

We continue to see demand from all geographic regions to utilize our offshore delivery capabilities and expect this trend to continue with our clients. In light of this trend, we plan to continue to selectively retain and grow capacity and expand into new offshore markets. As we grow our offshore delivery capabilities and our exposure to foreign currency fluctuations increases, we continue to actively manage this risk via a multi-currency hedging program designed to minimize operating margin volatility.

Recently Issued Accounting Pronouncements

Refer to Part I, Item I, Financial Statements, Note 1 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented. For further information, please refer to the discussion of all critical accounting policies in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Three months ended March 31, 2015 compared to three months ended March 31, 2014

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended March 31, 2015 and 2014 (amounts in thousands). All inter-company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Revenue	$243,009	$227,924	$15,085	6.6%
Operating Income	21,702	20,823	879	4.2%
Operating Margin	8.9%	9.1%

The increase in revenue for the Customer Management Services segment was attributable to a $29.5 million net increase in client programs and acquisitions offset by program completions of $6.6 million. Revenue was further impacted by a $7.8 million reduction due to foreign currency fluctuations, primarily the Australian dollar and the Brazilian Real.

The operating income as a percentage of revenue decreased to 8.9% in the first quarter of 2015 as compared to 9.1% in the prior period. The operating income margin decreased due to additional costs as new delivery centers are being opened, investments in sales and research and development, and the geographic mix of the revenue growth. Included in the operating income was amortization related to acquired intangibles of $0.2 million and $0.1 million for the quarters ended March 31, 2015 and 2014, respectively.

Customer Growth Services

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Revenue	$25,956	$28,905	$(2,949)	(10.2)%
Operating Income	26	1,770	(1,744)	(98.5)%
Operating Margin	0.1%	6.1%

The change in revenue for the Customer Growth Services segment was due to a $0.3 million increase in client programs offset by program completions of $2.4 million, and a $0.8 million reduction due to foreign currency fluctuations.

The operating income as a percentage of revenue decreased to 0.1% in the first quarter of 2015 as compared to 6.1% in the prior period. This decrease was primarily driven by the completion of established programs and the ramp of new programs sold in late 2014. Included in the operating income was amortization related to acquired intangibles of $0.7 million and $0.7 million for the quarters ended March 31, 2015 and 2014, respectively.

Customer Technology Services

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Revenue	$35,714	$32,776	$2,938	9.0%
Operating Income	2,009	311	1,698	546.0%
Operating Margin	5.6%	0.9%

The increase in revenue for the Customer Technology Services segment was related to increases in both the Cisco and Avaya product offerings.

The operating income as a percentage of revenue increased to 5.6% in the first quarter of 2015 as compared to 0.9% in the prior period. The improvement in operating income margin is attributable to increased revenue in combination with lower selling, general and administrative expenses and an improving depreciation expense to revenue in our cloud business. Included in the operating income was amortization related to acquired intangibles of $1.0 million and $1.2 million for the quarters ended March 31, 2015 and 2014, respectively.

Customer Strategy Services

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Revenue	$20,842	$12,616	$8,226	65.2%
Operating Income	2,391	1,453	938	64.6%
Operating Margin	11.5%	11.5%

The increase in revenue for the Customer Strategy Services segment was related to organic growth across several of our geographies and practices including our analytics and operations and technology practices and the acquisition of rogenSi in August 2014 offset by a $0.7 million reduction due to foreign exchange fluctuations.

The operating income as a percentage of revenue remained flat at 11.5% in the first quarter of 2015 as compared to 11.5% in the prior period. The absolute dollar operating income increase related to the organic revenue growth of our operations and technology practice and the acquisition of rogenSi. Included in the operating income was amortization expense of $0.8 million and $0.4 million for the quarters ended March 31, 2015 and 2014, respectively.

Interest Income (Expense)

For the three months ended March 31, 2015, interest income decreased to $0.3 million from $0.5 million in the comparable period in 2014. Interest expense remained consistent at $1.7 million during 2015 and 2014.

Income Taxes

The effective tax rate for the three months ended March 31, 2015 was 18.0%. This compares to an effective tax rate of 11.9% for the comparable period of 2014. The effective tax rate for the three months ended March 31, 2015 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. Without a $0.3 million benefit related to changes in the valuation allowance, a $0.3 million benefit related to restructuring charges, and $0.3 million of benefit related to other discrete items recognized during the quarter, the Company’s effective tax rate for the first quarter would have been 21.0%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Agreement, dated June 3, 2013 (the “Credit Agreement”). During the quarter ended March 31, 2015, we generated positive operating cash flows of $3.8 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

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

The following discussion highlights our cash flow activities during the three months ended March 31, 2015 and 2014.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $65.7 million and $77.3 million as of March 31, 2015 and December 31, 2014, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, for investment in research and development, for strategic acquisitions and the purchase of our outstanding stock.

Cash Flows from Operating Activities

For the three months ended March 31, 2015 and 2014, net cash flows provided by operating activities was $3.8 million and $13.5 million, respectively. The decrease was primarily due to a $16.7 million decrease in cash collected from accounts receivable offset by a $3.2 million decrease in payments made for operating expenses and a $4.6 million decrease in cash spent on prepaids and other assets.

Cash Flows from Investing Activities

For the three months ended March 31, 2015 and 2014, we reported net cash flows used in investing activities of $22.1 million and $23.1 million, respectively. The slight decrease was due to a decreased spending on acquisitions of $8.1 million along with a $2.0 million decrease in capital expenditures offset by a $9.0 million investment during the first three months of 2015.

Cash Flows from Financing Activities

For the three months ended March 31, 2015 and 2014, we reported net cash flows provided by (used in) financing activities of $9.3 million and ($24.4) million, respectively. The change in net cash flows from 2014 to 2015 was primarily due to a $26.0 million increase in net borrowings from our line of credit, a $14.5 million decrease in purchases of our outstanding common stock offset by $8.7 million of dividends paid during the first three months of 2015.

Free Cash Flow

Free cash flow (see “Presentation of Non-GAAP Measurements” below for the definition of free cash flow) decreased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to the decrease in cash flows provided by operating activities offset partially by a decrease in capital expenditures. Free cash flow was $(9.2) million and $(1.6) million for the three months ended March 31, 2015 and 2014, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$3,820	$13,537
Less: Purchases of property, plant and equipment	13,038	15,095
Free cash flow	$(9,218)	$(1,558)

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of March 31, 2015 are summarized as follows (in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total

Credit Facility(1)	$2,860	$4,760	$126,395	$-	$134,015
Equipment financing arrangements	-	-	-	-	-
Contingent consideration	10,991	13,737	-	-	24,728
Purchase obligations	28,927	22,041	-	-	50,968
Operating lease commitments	31,296	74,587	38,856	5,141	149,880
Other debt	2,879	1,905	156	-	4,940
Total	$76,953	$117,030	$165,407	$5,141	$364,531

(1)                Includes estimated interest payments based on the weighted-average interest rate, unused commitment fees, current interest rate swap arrangements, and outstanding debt as of March 31, 2015.

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

Future Capital Requirements

We expect total capital expenditures in 2015 to be within the range of $70 to 80 million. Approximately 70% of these expected capital expenditures are to support growth in our business and 30% relate to the maintenance for existing assets. The anticipated level of 2015 capital expenditures is primarily driven by new client contracts and the corresponding requirements for additional delivery center capacity as well as enhancements to our technological infrastructure.

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

Client Concentration

During the three months ended March 31, 2015, one of our clients represented 10.9% of our total revenue. Our five largest clients accounted for 38.2% and 37.6% of our consolidated revenue for the three months ended March 31, 2015 and 2014, respectively. We have experienced long-term relationships with our top five clients, ranging from two to 19 years, with the majority of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long-term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

The contracts with our five largest clients expire between 2016 and 2017. Several contracts expiring in 2016 are currently under renewal negotiations or are subject to evergreen provisions, pursuant to which the contract renews automatically unless notice is provided to the contrary. Additionally, a particular client may have multiple contracts with different expiration dates. We have historically renewed most of our contracts with our largest clients. However, there is no assurance that future contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts.

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

Interest Rate Risk

We entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of March 31, 2015, we had $126.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three months ended March 31, 2015, interest accrued at a rate of approximately 1.2% per annum. If the Prime Rate or LIBOR increased by 100 basis points during the quarter, there would not have been a material impact to our consolidated financial position or results of operations.

The Company’s interest rate swap arrangements as of March 31, 2015 and December 31, 2014 were as follows:

	Notional Amount	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date
As of March 31, 2015	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
and December 31, 2014	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Foreign Currency Risk

Our subsidiaries in Bulgaria, Canada, Costa Rica, Mexico, and the Philippines use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the three months ended March 31, 2015 and 2014, revenue associated with this foreign exchange risk was 30% and 32% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of March 31, 2015 and December 31, 2014 are summarized as follows (in thousands). All hedging instruments are forward contracts.

As of March 31, 2015	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in the Next 12 Months	Contracts Maturing Through
Canadian Dollar	750	$719		100.0%	June 2015
Philippine Peso	17,063,000	386,570	(1)	36.8%	February 2020
Mexican Peso	2,528,000	176,073		28.5%	February 2020
		$563,362

As of December 31, 2014	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	1,500	$1,441
Philippine Peso	17,428,000	398,046	(1)
Mexican Peso	2,532,000	179,089
New Zealand Dollar	490	381
		$578,957

(1)                Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on March 31, 2015 and December 31, 2014.

The fair value of our cash flow hedges at March 31, 2015 was assets/(liabilities) (in thousands):

	March 31, 2015	Maturing in the Next 12 Months
Canadian Dollar	$(129)	$(129)
Philippine Peso	(13,038)	(5,210)
Mexican Peso	(17,775)	(6,298)
New Zealand Dollar	-	-
	$(30,942)	$(11,637)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The decrease in fair value from December 31, 2014 largely reflects a broad strengthening in the U.S. dollar.

We recorded net losses of $1.7 million and $1.6 million for settled cash flow hedge contracts for the three months ended March 31, 2015 and 2014, respectively. These losses were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income. If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item I. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the three months ended March 31, 2015 and 2014, approximately 22% and 23%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in debt or equity securities as of March 31, 2015 or December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

This Report includes the certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015 to provide such reasonable assurance.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Part I, Item 1. Financial statement, Note 10 to the Consolidated Financial Statement of this Form 10-Q is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors described in Item 1A. Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Following is the detail of the issuer purchases made during the quarter ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)[1]
December 31, 2014				$11,822
January 1, 2015 - January 31, 2015	113,600	$22.35	113,600	$9,283
February 1, 2015 - February 28, 2015	98,500	$22.46	98,500	$32,071
March 1, 2015 - March 31, 2015	48,777	$23.86	48,777	$30,907
Total	260,877		260,877

(1)        In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in February 2015, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through March 31, 2015, the Board has authorized the repurchase of shares up to a total value of $662.3 million, of which we have purchased 42.3 million shares on the open market for $631.4 million. As of March 31, 2015 the remaining amount authorized for repurchases under the program was approximately $30.9 million. The stock repurchase program does not have an expiration date.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.81*	Employment agreement between Robert N. Jimenez and TeleTech Services Corporation effective as of April 20, 2015 (material compensation agreement)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

  *           Filed herewith.

**         Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the three months ended March 31, 2015 (unaudited), and (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELETECH HOLDINGS, INC.
(Registrant)

Date: May 11, 2015	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: May 11, 2015	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.81*	Employment agreement between Robert N. Jimenez and TeleTech Services Corporation effective as of April 20, 2015 (material compensation agreement)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

 *    Filed herewith.

**  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the three months ended March 31, 2015 (unaudited), and (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited).