Form 10-Q
period 2015-06-30
TELETECH HOLDINGS INC
filed 2015-08-05
CIK 1013880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, there were 48,300,694 shares of the registrant’s common stock outstanding.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

JUNE 30, 2015 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

(unaudited)

	June 30, 2015	December 31, 2014

ASSETS
Current assets
Cash and cash equivalents	$93,842	$77,316
Accounts receivable, net	259,833	276,432
Prepaids and other current assets	66,792	64,702
Deferred tax assets, net	22,135	22,501
Income tax receivable	2,052	4,532
Total current assets	444,654	445,483

Long-term assets
Property, plant and equipment, net	159,669	150,212
Goodwill	126,798	128,705
Deferred tax assets, net	32,022	31,512
Other intangible assets, net	53,036	59,905
Other long-term assets	47,026	36,658
Total long-term assets	418,551	406,992
Total assets	$863,205	$852,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$41,608	$37,019
Accrued employee compensation and benefits	74,439	70,069
Other accrued expenses	30,474	34,430
Income taxes payable	5,755	10,141
Deferred tax liabilities, net	33	-
Deferred revenue	29,013	29,887
Other current liabilities	20,890	17,085
Total current liabilities	202,212	198,631

Long-term liabilities
Line of credit	115,000	100,000
Deferred tax liabilities, net	3,182	4,675
Deferred rent	10,103	8,956
Other long-term liabilities	73,727	74,149
Total long-term liabilities	202,012	187,780
Total liabilities	404,224	386,411

Commitments and contingencies (Note 10)

Mandatorily redeemable noncontrolling interest	3,410	2,814

Stockholders’ equity
Preferred stock - $0.01 par value: 10,000,000 shares authorized; zero shares outstanding as of June 30, 2015 and December 31, 2014	-	-
Common stock - $0.01 par value; 150,000,000 shares authorized; 48,232,405 and 48,452,852 shares outstanding as of June 30, 2015 and December 31, 2014, respectively	483	485
Additional paid-in capital	356,047	356,792
Treasury stock at cost: 33,819,848 and 33,599,401 shares as of June 30, 2015 and December 31, 2014, respectively	(535,507)	(527,595)
Accumulated other comprehensive income (loss)	(74,751)	(52,274)
Retained earnings	701,714	677,859
Noncontrolling interest	7,585	7,983
Total stockholders’ equity	455,571	463,250
Total liabilities and stockholders’ equity	$863,205	$852,475

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$310,223	$295,490	$635,744	$597,711

Operating expenses
Cost of services	223,617	212,315	456,601	426,102
Selling, general and administrative	47,376	47,802	97,613	98,169
Depreciation and amortization	15,680	14,089	31,043	27,259
Restructuring charges, net	198	617	1,007	1,157
Total operating expenses	286,871	274,823	586,264	552,687

Income from operations	23,352	20,667	49,480	45,024

Other income (expense)
Interest income	364	492	681	1,003
Interest expense	(1,676)	(1,861)	(3,374)	(3,551)
Other income (expense), net	1,294	4,249	987	5,250
Total other income (expense)	(18)	2,880	(1,706)	2,702

Income before income taxes	23,334	23,547	47,774	47,726

Provision for income taxes	(7,841)	(5,417)	(12,246)	(8,293)

Net income	15,493	18,130	35,528	39,433

Net income attributable to noncontrolling interest	(797)	(1,268)	(2,060)	(2,353)

Net income attributable to TeleTech stockholders	$14,696	$16,862	$33,468	$37,080

Other comprehensive income (loss)
Net income	$15,493	$18,130	$35,528	$39,433
Foreign currency translation adjustment	(6,062)	7,010	(17,345)	5,287
Derivative valuation, gross	(4,662)	17,780	(6,307)	13,863
Derivative valuation, tax effect	1,845	(6,775)	3,338	(5,393)
Other, net of tax	234	280	(2,361)	556
Total other comprehensive income (loss)	(8,645)	18,295	(22,675)	14,313
Total comprehensive income (loss)	6,848	36,425	12,853	53,746

Less: Comprehensive income attributable to noncontrolling interest	(731)	(1,167)	(1,537)	(2,159)

Comprehensive income (loss) attributable to TeleTech stockholders	$6,117	$35,258	$11,316	$51,587

Weighted average shares outstanding
Basic	48,325	49,351	48,347	49,696
Diluted	49,064	50,111	49,113	50,536

Net income per share attributable to TeleTech stockholders
Basic	$0.30	$0.34	$0.69	$0.75
Diluted	$0.30	$0.34	$0.68	$0.73

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Stockholders’ Equity of the Company

	Preferred Stock		Common Stock			Additional	Accumulated Other
	Shares	Amount	Shares	Amount	Treasury Stock	Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Noncontrolling interest	Total Equity
Balance as of December 31, 2014	-	$-	48,453	$485	$(527,595)	$356,792	$(52,274)	$677,859	$7,983	$463,250
Net income	-	-	-	-	-	-	-	33,468	1,735	35,203
Dividends to shareholders	-	-	-	-	-	-	-	(8,710)	-	(8,710)
Adjustments to redemption value of mandatorily redeemable noncontrolling interest	-	-	-	-	-	-	-	(903)	-	(903)
Dividends distributed to noncontrolling interest	-	-	-	-	-	-	-	-	(2,025)	(2,025)
Foreign currency translation adjustments	-	-	-	-	-	-	(17,147)	-	(198)	(17,345)
Derivatives valuation, net of tax	-	-	-	-	-	-	(2,969)	-	-	(2,969)
Vesting of restricted stock units	-	-	251	3	3,882	(6,127)	-	-	-	(2,242)
Exercise of stock options	-	-	29	-	455	(23)	-	-	-	432
Excess tax benefit from equity-based awards	-	-	-	-	-	274	-	-	-	274
Equity-based compensation expense	-	-	-	-	-	5,131	-	-	90	5,221
Purchases of common stock	-	-	(501)	(5)	(12,249)	-	-	-	-	(12,254)
Other	-	-	-	-	-	-	(2,361)	-	-	(2,361)
Balance as of June 30, 2015	-	$-	48,232	$483	$(535,507)	$356,047	$(74,751)	$701,714	$7,585	$455,571

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities
Net income	$35,528	$39,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,043	27,259
Amortization of contract acquisition costs	537	657
Amortization of debt issuance costs	356	349
Imputed interest expense and fair value adjustments to contingent consideration	(123)	(3,710)
Provision for doubtful accounts	406	219
Gain on disposal of assets	(69)	-
Deferred income taxes	(341)	5,035
Excess tax benefit from equity-based awards	(409)	(1,050)
Equity-based compensation expense	5,278	5,881
Loss (gain) on foreign currency derivatives	2,600	(2,955)

Changes in assets and liabilities, net of acquisitions:
Accounts receivable	9,191	(9,238)
Prepaids and other assets	790	(631)
Accounts payable and accrued expenses	13,282	(22,965)
Deferred revenue and other liabilities	(12,556)	(6,654)
Net cash provided by operating activities	85,513	31,630

Cash flows from investing activities
Proceeds from sale of long lived assets	116	135
Purchases of property, plant and equipment, net of acquisitions	(29,505)	(34,483)
Investments in non-marketable equity investments	(9,000)	-
Acquisitions, net of cash acquired of zero and $812, respectively	(1,775)	(8,732)
Net cash used in investing activities	(40,164)	(43,080)

Cash flows from financing activities
Proceeds from line of credit	1,185,200	1,001,500
Payments on line of credit	(1,170,200)	(1,001,500)
Proceeds from other debt	-	-
Payments on other debt	(1,720)	(3,127)
Payments of contingent consideration related to acquisitions	(11,883)	(8,547)
Dividends paid to shareholders	(8,710)	-
Payments to noncontrolling interest	(2,657)	(3,713)
Proceeds from exercise of stock options	432	313
Excess tax benefit from equity-based awards	409	1,050
Payments of debt issuance costs	(35)	-
Purchase of treasury stock	(12,254)	(37,049)
Net cash provided by (used in) financing activities	(21,418)	(51,073)

Effect of exchange rate changes on cash and cash equivalents	(7,405)	2,284

Increase (decrease) in cash and cash equivalents	16,526	(60,239)
Cash and cash equivalents, beginning of period	77,316	158,017
Cash and cash equivalents, end of period	$93,842	$97,778

Supplemental disclosures
Cash paid for interest	$2,693	$2,670
Cash paid for income taxes	$7,761	$7,486

Non-cash investing and financing activities
Acquisition of long lived assets through capital leases	$5,353	$—
Acquisition of equipment through increase in accounts payable	$2,625	$1,420

The accompanying notes are an integral part of these consolidated financial statements.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)        OVERVIEW AND BASIS OF PRESENTATION

Summary of Business

TeleTech Holdings, Inc. and its subsidiaries (“TeleTech” or the “Company”) is a customer engagement management services provider, delivering integrated consulting, technology, growth and customer care solutions on a global scale. Our suite of product and service capabilities allows us to design and deliver enhanced, value-driven customer experiences across numerous communication channels. TeleTech’s 40,000 employees serve clients in the automotive, communication, financial services, government, healthcare, logistics, media and entertainment, retail, technology, transportation and travel industries via operations in the U.S., Australia, Belgium, Brazil, Bulgaria, Canada, China, Costa Rica, Germany, Hong Kong, Ireland, Israel, Lebanon, Macedonia, Mexico, New Zealand, the Philippines, Poland, Singapore, South Africa, Thailand, Turkey, the United Arab Emirates, and the United Kingdom.

Basis of Presentation

The Consolidated Financial Statements are comprised of the accounts of TeleTech, its wholly owned subsidiaries, its 55% equity owned subsidiary Percepta, LLC, and its 80% interest in iKnowtion, LLC. All intercompany balances and transactions have been eliminated in consolidation.

The unaudited Consolidated Financial Statements do not include all of the disclosures required by accounting principles generally accepted in the U.S. (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company and the consolidated results of operations and comprehensive income (loss) and the consolidated cash flows of the Company. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

During the three and six months ended June 30, 2015, an additional expense of $1.75 million was recorded as an additional estimated tax liability that should have been recorded in prior periods related to ongoing discussions with relevant government authorities related to site compliance with tax advantaged status. The total amount of $1.75 million should have been recorded as additional tax expense in the amount of $466 thousand in 2012, $406 thousand in 2013, $645 thousand in 2014 and $234 thousand in the first quarter of 2015.

During the three months ended June 30, 2015, we recorded an additional $3.2 million loss related to foreign currency translation within Other comprehensive income (loss) that should have been recorded in 2014 and the three months ended March 31, 2015 to correct for an error in translating the financial results of Sofica Group AD, which we acquired on February 28, 2014. Of the $3.2 million recorded, approximately $1.7 million and $1.5 million should have been recorded in the year ended December 31, 2014 and the three months ended March 31, 2015, respectively. The Company also recorded an additional $2.7 million loss to “other, net of tax” within Other comprehensive income (loss) in the three months ended March 31, 2015 and the six months ended June 30, 2015 related to our annual actuarial analysis for our Philippines pension liability that should have been recorded in the fourth quarter of 2014.

The Company has evaluated the aggregate impact of these adjustments and concluded that these adjustments were not material to the previously issued or current period consolidated financial statements.

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

The fair value of the contingent consideration was measured by applying a probability weighted discounted cash flow model based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 4.6% and expected future value of payments of $15.3 million. The $15.3 million of expected future payments was calculated using a probability weighted EBITDA assessment with the highest probability associated with rogenSi achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent consideration was approximately $14.5 million. During the fourth quarter of 2014, the Company recorded a fair value adjustment of the contingent consideration of $0.5 million based on revised estimates noting higher probability of exceeding the EBITDA targets (see Note 7). As of June 30, 2015, the fair value of the remaining contingent consideration was $9.0 million, of which $5.0 million and $4.0 million were included in Other accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary Estimate of Acquisition Date Fair Value
Cash	$2,670
Accounts receivable, net	6,417
Other assets	2,880
Property, plant and equipment	578
Deferred tax assets, net	449
Customer relationships	9,349
Goodwill	20,960
43,303

Accounts payable	708
Accrued employee compensation and benefits	2,203
Accrued expenses	1,146
Other	4,843
8,900

Total purchase price	$34,403

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of the contingent consideration was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 5.0% and expected future value of payments of $4.0 million. The $4.0 million of expected future payments was calculated using a probability weighted EBITDA assessment with the highest probability associated with Sofica achieving the targeted EBITDA for each earn-out year. As of the acquisition date, the fair value of the contingent consideration was approximately $3.8 million. During the third and fourth quarters of 2014, the Company recorded fair value adjustments of the contingent consideration of $1.8 million and $0.6 million, respectively, based on revised estimates noting higher probability of exceeding the EBITDA targets (see Note 7). During the second quarter of 2015, the Company recorded a negative fair value adjustment for contingent consideration of $0.5 million based on revised estimates noting lower profitability than initially estimated. As of June 30, 2015, the fair value of the remaining contingent consideration was $3.1 million which was included in Other accrued expenses in the accompanying Consolidated Balance Sheets.

Financial Impact of Acquired Businesses

The acquired businesses purchased in 2014 noted above contributed revenues of $14.7 million and $27.3 million, and income from operations of $2.1 million and $3.2 million, inclusive of $0.7 million and $1.4 million of acquired intangible amortization, to the Company for the three and six months ended June 30, 2015, respectively.

Investments

CaféX

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

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables present certain financial data by segment (in thousands):

Three Months Ended June 30, 2015

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income from Operations
Customer Management Services	$219,316	$-	$219,316	$11,053	$13,324
Customer Growth Services	30,570	-	30,570	1,523	2,122
Customer Technology Services	38,094	(7)	38,087	2,195	3,250
Customer Strategy Services	22,250	-	22,250	909	4,656
Total	$310,230	$(7)	$310,223	$15,680	$23,352

Three Months Ended June 30, 2014

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income from Operations
Customer Management Services	$218,683	$-	$218,683	$10,169	$16,493
Customer Growth Services	28,875	-	28,875	1,468	1,831
Customer Technology Services	35,753	(16)	35,737	2,008	1,616
Customer Strategy Services	12,195	-	12,195	444	727
Total	$295,506	$(16)	$295,490	$14,089	$20,667

Six Months Ended June 30, 2015

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income from Operations
Customer Management Services	$462,325	$-	$462,325	$21,850	$35,026
Customer Growth Services	56,526	-	56,526	3,008	2,148
Customer Technology Services	73,815	(14)	73,801	4,359	5,259
Customer Strategy Services	43,092	-	43,092	1,826	7,047
Total	$635,758	$(14)	$635,744	$31,043	$49,480

Six Months Ended June 30, 2014

	Gross Revenue	Intersegment Sales	Net Revenue	Depreciation & Amortization	Income from Operations
Customer Management Services	$446,607	$-	$446,607	$19,634	$37,316
Customer Growth Services	57,780	-	57,780	3,024	3,601
Customer Technology Services	68,532	(19)	68,513	3,723	1,927
Customer Strategy Services	24,811	-	24,811	878	2,180
Total	$597,730	$(19)	$597,711	$27,259	$45,024

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Capital Expenditures
Customer Management Services	$12,569	$14,587	$22,016	$24,499
Customer Growth Services	1,832	1,289	3,137	1,669
Customer Technology Services	1,785	3,407	4,067	8,038
Customer Strategy Services	280	105	284	277
Total	$16,467	$19,388	$29,505	$34,483

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	June 30, 2015	December 31, 2014
Total Assets
Customer Management Services	$517,396	$514,957
Customer Growth Services	84,079	88,394
Customer Technology Services	171,581	159,441
Customer Strategy Services	90,149	89,683
Total	$863,205	$852,475

	June 30, 2015	December 31, 2014
Goodwill
Customer Management Services	$24,265	$25,871
Customer Growth Services	30,395	30,395
Customer Technology Services	42,709	42,709
Customer Strategy Services	29,429	29,730
Total	$126,798	$128,705

The following table presents revenue based upon the geographic location where the services are provided (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
United States	$157,740	$137,596	$329,393	$284,065
Philippines	85,585	85,541	170,572	172,207
Latin America	37,623	43,258	78,177	85,304
Europe / Middle East / Africa	19,290	22,267	38,603	41,484
Asia Pacific	8,437	5,358	16,111	11,758
Canada	1,548	1,470	2,888	2,893
Total	$310,223	$295,490	$635,744	$597,711

(4)        SIGNIFICANT CLIENTS AND OTHER CONCENTRATIONS

The Company had one client that contributed in excess of 10% of total revenue for the six months ended June 30, 2015 and 2014. This client operates in the communications industry and is included in the CMS segment. This client contributed 11.5% and 12.0% of total revenue for the three months ended June 30, 2015 and 2014, respectively. This client contributed 10.9% and 11.8% of total revenue for the six months ended June 30, 2015 and 2014, respectively. This client had an outstanding receivable balance of $29.2 million and $28.6 million as of June 30, 2015 and 2014, respectively.

The loss of one or more of its significant clients could have a material adverse effect on the Company’s business, operating results, or financial condition. The Company does not require collateral from its clients. To limit the Company’s credit risk, management performs periodic credit evaluations of its clients and maintains allowances for uncollectible accounts and may require pre-payment for services. Although the Company is impacted by economic conditions in various industry segments, management does not believe significant credit risk existed as of June 30, 2015.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(5)        GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consisted of the following (in thousands):

	December 31, 2014	Acquisitions/ Adjustments	Impairments	Effect of Foreign Currency	June 30, 2015

Customer Management Services	$25,871	$-	$-	$(1,606)	$24,265
Customer Growth Services	30,395	-	-	-	30,395
Customer Technology Services	42,709	-	-	-	42,709
Customer Strategy Services	29,730	100	-	(401)	29,429
Total	$128,705	$100	$-	$(2,007)	$126,798

The Company performs a goodwill impairment assessment on at least an annual basis. The Company conducts its annual goodwill impairment assessment during the fourth quarter, or more frequently, if indicators of impairment exist.

The Company concluded that goodwill for all reporting units was not impaired at December 1, 2014. While no impairment indicators were identified, due to the small margin of fair value in excess of carrying value for two reporting units, Revana (approximately 6%) and WebMetro (approximately 11%), these reporting units remain at considerable risk for future impairment if projected operating results are not met or other inputs into the fair value measurement change.

At June 30, 2015, the Company updated its quantitative assessment of these reporting units fair value using an income based approach. The determination of fair value requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rates for the businesses, the useful lives over which the cash flows will occur and determination of appropriate discount rates (based in part on the Company’s weighted average cost of capital). Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. As of June 30, 2015, the updated fair values continue to exceed the carrying values for Revana (approximately 14%) and WebMetro (approximately 15%). The Company will continue to review the calculated fair value of these reporting units until the fair value is substantially in excess of its carrying value.

(6)        DERIVATIVES

Cash Flow Hedges

The Company enters into foreign exchange and interest rate related derivatives. Foreign exchange derivatives entered into consist of forward and option contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations that are associated with forecasted revenue earned in foreign locations. Interest rate derivatives consist of interest rate swaps to reduce the Company’s exposure to interest rate fluctuations associated with its variable rate debt. Upon proper qualification, these contracts are designated as cash flow hedges. It is the Company’s policy to only enter into derivative contracts with investment grade counterparty financial institutions, and correspondingly, the fair value of derivative assets consider, among other factors, the creditworthiness of these counterparties. Conversely, the fair value of derivative liabilities reflects the Company’s creditworthiness. As of June 30, 2015, the Company has not experienced, nor does it anticipate, any issues related to derivative counterparty defaults. The following table summarizes the aggregate unrealized net gain or loss in Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014 (in thousands and net of tax):

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Aggregate unrealized net gain/(loss) at beginning of period	$(18,497)	$(10,886)	$(18,345)	$(8,352)
Add: Net gain/(loss) from change in fair value of cash flow hedges	(4,119)	9,946	(5,410)	6,297
Less: Net (gain)/loss reclassified to earnings from effective hedges	1,301	1,059	2,440	2,174
Aggregate unrealized net gain/(loss) at end of period	$(21,315)	$119	$(21,315)	$119

The Company’s foreign exchange cash flow hedging instruments as of June 30, 2015 and December 31, 2014 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts unless noted otherwise.

As of June 30, 2015	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in the Next 12 Months	Contracts Maturing Through
Philippine Peso	16,856,000	380,216	(1)	43.0%	February 2020
Mexican Peso	2,684,000	183,258		28.2%	May 2020
		$563,474

As of December 31, 2014	Local Currency Notional Amount	U.S. Dollar Notional Amount
Canadian Dollar	1,500	$1,441
Philippine Peso	17,428,000	398,046	(1)
Mexican Peso	2,532,000	179,089
New Zealand Dollar	490	381
		$578,957

(1)                Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on June 30, 2015 and December 31, 2014.

The Company’s interest rate swap arrangements as of June 30, 2015 and December 31, 2014 were as follows:

	Notional Amount	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date
As of June 30, 2015	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016
and December 31, 2014	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Fair Value Hedges

The Company enters into foreign exchange forward contracts to economically hedge against foreign currency exchange gains and losses on certain receivables and payables of the Company’s foreign operations. Changes in the fair value of derivative instruments designated as fair value hedges are recognized in earnings in Other income (expense), net. As of June 30, 2015 and December 31, 2014 the total notional amounts of the Company’s forward contracts used as fair value hedges were $241.3 million and $242.5 million, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivative Valuation and Settlements

The Company’s derivatives as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015
Designation:	Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange	Interest Rate	Foreign Exchange
Derivative classification:	Cash Flow	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$578	$-	$47
Other long-term assets	2	-	-
Other current liabilities	(14,400)	(951)	(1,871)
Other long-term liabilities	(21,985)	(158)	-
Total fair value of derivatives, net	$(35,805)	$(1,109)	$(1,824)

	December 31, 2014
Designation:	Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange	Interest Rate	Foreign Exchange
Derivative classification:	Cash Flow	Cash Flow	Fair Value

Fair value and location of derivative in the Consolidated Balance Sheet:
Prepaids and other current assets	$192	$-	$797
Other long-term assets	389	-	-
Other current liabilities	(12,680)	(988)	(5)
Other long-term liabilities	(17,070)	(452)	-
Total fair value of derivatives, net	$(29,169)	$(1,440)	$792

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,
	2015		2014
Designation:	Designated as Hedging Instruments		Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange	Interest Rate	Foreign Exchange	Interest Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$(1,453)	$152	$10,049	$(103)

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$(2,505)	$-	$(1,472)	$-
Interest Expense	-	(262)	-	(265)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended June 30,
	2015		2014
Designation:	Not Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange		Foreign Exchange
Derivative classification:	Option and Forward Contracts	Fair Value	Option and Forward Contracts	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income (Loss):
Costs of services	$-	$-	$-	$-
Other income (expense), net	$-	$(2,416)	$-	$(2,825)

The effects of derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Six Months Ended June 30,
	2015		2014
Designation:	Designated as Hedging Instruments		Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange	Interest Rate	Foreign Exchange	Interest Rate
Derivative classification:	Cash Flow	Cash Flow	Cash Flow	Cash Flow

Amount of gain or (loss) recognized in Other comprehensive income (loss) - effective portion, net of tax	$(2,443)	$301	$6,457	$(160)

Amount and location of net gain or (loss) reclassified from Accumulated OCI to income - effective portion:
Revenue	$(4,213)	$-	$(3,043)	$-
Interest Expense	-	(519)	-	(523)

	Six Months Ended June 30,
	2015		2014
Designation :	Not Designated as Hedging Instruments		Not Designated as Hedging Instruments
Derivative contract type:	Foreign Exchange		Foreign Exchange
Derivative classification:	Option and Forward Contracts	Fair Value	Option and Forward Contracts	Fair Value

Amount and location of net gain or (loss) recognized in the Consolidated Statement of Comprehensive Income:
Costs of services	$-	$-	$-	$-
Other income (expense), net	$-	$(2,496)	$-	$(2,206)

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

The following presents information as of June 30, 2015 and December 31, 2014 for the Company’s assets and liabilities required to be measured at fair value on a recurring basis, as well as the fair value hierarchy used to determine their fair value.

Accounts Receivable and Payable - The amounts recorded in the accompanying balance sheets approximate fair value because of their short-term nature.

Debt - The Company’s debt consists primarily of the Company’s Credit Agreement, which permits floating-rate borrowings based upon the current Prime Rate or LIBOR plus a credit spread as determined by the Company’s leverage ratio calculation (as defined in the Credit Agreement). As of June 30, 2015 and December 31, 2014, the Company had $115.0 million and $100.0 million, respectively, of borrowings outstanding under the Credit Agreement. During the second quarter of 2015 outstanding borrowings accrued interest at an average rate of 1.2% per annum, excluding unused commitment fees. The amounts recorded in the accompanying Balance Sheets approximate fair value due to the variable nature of the debt.

Derivatives - Net derivative assets (liabilities) are measured at fair value on a recurring basis. The portfolio is valued using models based on market observable inputs, including both forward and spot foreign exchange rates, interest rates, implied volatility, and counterparty credit risk, including the ability of each party to execute its obligations under the contract. As of June 30, 2015, credit risk did not materially change the fair value of the Company’s derivative contracts.

The following is a summary of the Company’s fair value measurements for its net derivative assets (liabilities) as of June 30, 2015 and December 31, 2014 (in thousands):

As of June 30, 2015

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$-	$(35,805)	$-	$(35,805)
Interest rate swaps	-	(1,109)	-	(1,109)
Fair value hedges	-	(1,824)	-	(1,824)
Total net derivative asset (liability)	$-	$(38,738)	$-	$(38,738)

As of December 31, 2014

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	At Fair Value
Cash flow hedges	$-	$(29,169)	$-	$(29,169)
Interest rate swaps	-	(1,440)	-	(1,440)
Fair value hedges	-	792	-	792
Total net derivative asset (liability)	$-	$(29,817)	$-	$(29,817)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a summary of the Company’s fair value measurements as of June 30, 2015 and December 31, 2014 (in thousands):

As of June 30, 2015

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	-	-	-
Total assets	$-	$-	$-

Liabilities
Deferred compensation plan liability	$-	$(9,645)	$-
Derivative instruments, net	-	(38,738)	-
Contingent consideration	-	-	(12,611)
Total liabilities	$-	$(48,383)	$(12,611)

As of December 31, 2014

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Derivative instruments, net	-	-	-
Total assets	$-	$-	$-

Liabilities
Deferred compensation plan liability	$-	$(8,478)	$-
Derivative instruments, net	-	(29,817)	-
Contingent consideration	-	-	(24,744)
Total liabilities	$-	$(38,295)	$(24,744)

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

Contingent Consideration — The Company recorded contingent consideration related to the acquisitions of iKnowtion, Guidon, TSG, WebMetro, Sofica and rogenSi. These contingent payables were recognized at fair value using a discounted cash flow approach and a discount rate of 21.0%, 21.0%, 4.6%, 5.3%, 5.0% or 4.6%, respectively. The discount rates vary dependant on the specific risks of each acquisition including the country of operation, the nature of services and complexity of the acquired business, and other similar factors. These measurements were based on significant inputs not observable in the market. The Company will record interest expense each period using the effective interest method until the future value of these contingent payables reaches their expected future value of $13.1 million. Interest expense related to all recorded contingent payables is included in Interest expense in the Consolidated Statements of Comprehensive Income (Loss).

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

During the second quarter of 2015, the Company recorded a fair value adjustment of the contingent consideration associated with the Sofica reporting unit within the CMS segment based on revised estimates reflecting Sofica earnings will be lower than revised estimates for 2015. Accordingly a $0.5 million decrease in the payable was recorded as of June 30, 2015 and was included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

A rollforward of the activity in the Company’s fair value of the contingent consideration payable is as follows (in thousands):

	December 31, 2014	Acquisitions	Payments	Imputed Interest / Adjustments	June 30, 2015

iKnowtion	$2,265	$-	$(1,800)	$24	$489
Guidon	1,000	-	(1,000)	-	-
TSG	-	-	-	-	-
WebMetro	-	-	-	-	-
Sofica	6,317	-	(2,838)	(406)	3,073
rogenSi	15,162	-	(6,372)	259	9,049
Total	$24,744	$-	$(12,010)	$(123)	$12,611

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

In accordance with ASC 740, the Company recorded a liability during the second quarter of 2015 of $1.75 million, inclusive of penalties and interest, for an uncertain tax position. See Note 1.

When there is a change in judgment concerning the recovery of deferred tax assets in future periods, a valuation allowance is recorded into earnings during the quarter in which the change in judgment occurred. During the second quarter of 2015, the Company increased its valuation allowance by $0.8 million. This net increase was related to a $0.3 million increase in the Netherlands and Israel for deferred tax assets that do not meet the “more likely than not” standard under current accounting guidance, a $0.3 million increase related to deferred tax assets in the Philippines related to the future utilization of NOL’s, and a $0.2 million increase in various other jurisdictions.

As of June 30, 2015, the Company had $54.2 million of gross deferred tax assets (after a $10.5 million valuation allowance) and net deferred tax assets (after deferred tax liabilities) of $50.9 million related to the U.S. and international tax jurisdictions whose recoverability is dependent upon future profitability.

The effective tax rate for the three and six months ended June 30, 2015 was 33.6% and 25.6%, respectively. The effective tax rate for the three and six months ended June 30, 2014 was 23.0% and 17.4%, respectively.

The Company’s U.S. income tax returns filed for the tax years ending December 31, 2011 to present remain open tax years. The Company has been notified of the intent to audit, or is currently under audit, of income taxes in the U.S. specifically for the acquired entity Technology Solutions Group for the tax year 2012 (prior to acquisition), for rogenSi in Hong Kong for the tax year 2014 and Canada for tax years 2009 and 2010. Although the outcome of examinations by taxing authorities are always uncertain, it is the opinion of management that the resolution of these audits will not have a material effect on the Company’s Consolidated Financial Statements.

(9)        RESTRUCTURING CHARGES AND IMPAIRMENT LOSSES

Restructuring Charges

During the three and six months ended June 30, 2015 and 2014, the Company undertook a number of restructuring activities primarily associated with reductions in the Company’s capacity and workforce in several of its segments to better align the capacity and workforce with current business needs.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the expenses recorded in Restructuring, net in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014, respectively, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reduction in force
Customer Management Services	$39	$535	$815	$1,046
Customer Growth Services	-	8	-	37
Customer Technology Services	-	74	-	74
Customer Strategy Services	159	-	192	-
Total	$198	$617	$1,007	$1,157

A rollforward of the activity in the Company’s restructuring accruals is as follows (in thousands):

	Closure of Delivery Centers	Reduction in Force	Total

Balance as of December 31, 2014	$-	$2,071	$2,071
Expense	-	1,007	1,007
Payments	-	(1,838)	(1,838)
Change in estimates	-	-	-
Balance as of June 30, 2015	$-	$1,240	$1,240

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

The Company primarily utilizes its Credit Agreement to fund working capital, general operations, stock repurchases, dividends and other strategic activities, such as the acquisitions described in Note 2. As of June 30, 2015 and December 31, 2014, the Company had borrowings of $115.0 million and $100.0 million, respectively, under its Credit Agreement, and its average daily utilization was $323.5 million and $280.5 million for the six months ended June 30, 2015 and 2014, respectively. After consideration for issued letters of credit under the Credit Agreement, totaling $3.2 million, and current level of availability based on covenant calculations, the Company’s remaining borrowing capacity was approximately $385 million as of June 30, 2015. As of June 30, 2015, the Company was in compliance with all covenants and conditions under its Credit Agreement.

From time-to-time, the Company has unsecured, uncommitted lines of credit to support working capital for a few foreign subsidiaries. As of June 30, 2015, no foreign loans were outstanding.

Letters of Credit

As of June 30, 2015, outstanding letters of credit under the Credit Agreement totaled $3.2 million and primarily guaranteed workers’ compensation and other insurance related obligations. As of June 30, 2015, letters of credit and contract performance guarantees issued outside of the Credit Agreement totaled $5.6 million.

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

(11)       NONCONTROLLING INTEREST

The following table reconciles equity attributable to noncontrolling interest (in thousands):

	Six Months Ended June 30,
	2015	2014
Noncontrolling interest, January 1	$7,983	$8,081
Net income attributable to noncontrolling interest	1,735	2,074
Dividends distributed to noncontrolling interest	(2,025)	(2,025)
Foreign currency translation adjustments	(198)	85
Equity-based compensation expense	90	13
Noncontrolling interest, June 30	$7,585	$8,228

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

A rollforward of the mandatorily redeemable noncontrolling interest is included in the table below (in thousands).

	Six months ended June 30,
	2015	2014
Mandatorily redeemable noncontrolling interest, January 1	$2,814	$2,509
Net income attributable to mandatorily redeemable noncontrolling interest	325	279
Dividends distributed to mandatorily redeemable noncontrolling interest	(632)	(1,244)
Change in redemption value	903	1,730
Mandatorily redeemable noncontrolling interest, June 30	$3,410	$3,274

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(13)       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in the accumulated balance for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Foreign Currency Translation Adjustment	Derivative Valuation, Net of Tax	Other, Net of Tax	Totals

Accumulated other comprehensive income (loss) at December 31, 2014	$(33,352)	$(18,345)	$(577)	$(52,274)

Other comprehensive income (loss) before reclassifications	(17,147)	(5,410)	(2,815)	(25,372)
Amounts reclassified from accumulated other comprehensive income (loss)	-	2,441	454	2,895
Net current period other comprehensive income (loss)	(17,147)	(2,969)	(2,361)	(22,477)

Accumulated other comprehensive income (loss) at June 30, 2015	$(50,499)	$(21,314)	$(2,938)	$(74,751)

Accumulated other comprehensive income (loss) at December 31, 2013	$(10,581)	$(8,352)	$(1,653)	$(20,586)

Other comprehensive income (loss) before reclassifications	5,202	6,297	33	11,532
Amounts reclassified from accumulated other comprehensive income (loss)	-	2,174	523	2,697
Net current period other comprehensive income (loss)	5,202	8,471	556	14,229

Accumulated other comprehensive income (loss) at June 30, 2014	$(5,379)	$119	$(1,097)	$(6,357)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the statement of comprehensive income (loss) (in thousands):

	For the Three Months Ended
	June 30, 2015	June 30, 2014	Statement of Comprehensive Income (Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$(2,506)	$(1,472)	Revenue
Loss on interest rate swaps	(262)	(265)	Interest expense
Tax effect	1,467	678	Provision for income taxes
	$(1,301)	$(1,059)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(230)	$(280)	Cost of services
Tax effect	22	18	Provision for income taxes
	$(208)	$(262)	Net income (loss)

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2015	June 30, 2014	Statement of Comprehensive Income (Loss) Classification

Derivative valuation
Gain (loss) on foreign currency forward exchange contracts	$(4,213)	$(3,043)	Revenue
Loss on interest rate swaps	(519)	(523)	Interest expense
Tax effect	2,291	1,392	Provision for income taxes
	$(2,441)	$(2,174)	Net income (loss)

Other
Actuarial loss on defined benefit plan	$(504)	$(556)	Cost of services
Tax effect	50	33	Provision for income taxes
	$(454)	$(523)	Net income (loss)

(14)       NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares for the periods indicated (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Shares used in basic earnings per share calculation	48,325	49,351	48,347	49,696
Effect of dilutive securities:
Stock options	397	425	392	419
Restricted stock units	321	335	358	421
Performance-based restricted stock units	21	-	16	-
Total effects of dilutive securities	739	760	766	840
Shares used in dilutive earnings per share calculation	49,064	50,111	49,113	50,536

For the three months ended June 30, 2015 and 2014, options to purchase 0.1 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti—dilutive. For the six months ended June 30, 2015 and 2014, options to purchase 0.1 million and 0.1 million shares of common stock, respectively, were outstanding, but not included in the computation of diluted net income per share because the exercise price exceeded the value of the shares and the effect would have been anti—dilutive. For the three months ended June 30, 2015 and 2014, RSUs of 0.3 million and 0.1 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive. For the six months ended June 30, 2015 and 2014, restricted stock units (“RSUs”) of 0.3 million and 0.1 million, respectively, were outstanding, but not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

(15)       EQUITY-BASED COMPENSATION PLANS

All equity—based awards to employees are recognized in the Consolidated Statements of Comprehensive Income (Loss) at the fair value of the award on the grant date. During the three and six months ended June 30, 2015 and 2014, the Company recognized total compensation expense of $2.6 million and $5.3 million and $2.7 million and $5.9 million, respectively. Of the total compensation expense, $0.5 million and $1.1 million was recognized in Cost of services and $2.1 million and $4.2 million was recognized in Selling, general and administrative during the three and six months ended June 30, 2015. During the three and six months ended June 30, 2014, the Company recognized compensation expense of $0.5 million and $1.1 million in Cost of Services and $2.2 million and $4.8 million, in Selling, general and administrative, respectively.

TELETECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Stock Unit Grants

During the six months ended June 30, 2015 and 2014, the Company granted 169,252 and 210,176 RSUs, respectively, to new and existing employees, which vest in equal installments over four or five years. The Company recognized compensation expense related to RSUs of $2.5 million and $5.1 million for the three and six months ended June 30, 2015, respectively. The Company recognized compensation expense related to RSUs of $2.6 million and $5.7 million for the three and six months ended June 30, 2014, respectively. As of June 30, 2015, there was approximately $23.2 million of total unrecognized compensation cost (including the impact of expected forfeitures) related to RSUs granted under the Company’s equity plans.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Litigation Reform Act”), relating to our future operations, expected financial condition and prospects, results of operation, and other business matters that are based on our current expectations, assumptions, business strategy, and projections with respect to the future, and are not a guarantee of performance. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. When we discuss our strategy, plans, goals, initiatives, or objectives, we are making forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Litigation Reform Act.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Executive Summary

TeleTech Holdings, Inc. (“TeleTech”, “the Company”, “we”, “our” or “us”) is a customer engagement management service provider that delivers integrated consulting, technology, growth and customer care solutions on a global scale. Our suite of product and service capabilities allows us to design and deliver enhanced, value-driven customer experiences across numerous communication channels. Our solutions are supported by 40,000 employees delivering services in 24 countries from 64 delivery centers on six continents. Our revenue for the quarter ended June 30, 2015 was $310 million.

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

To improve our competitive position in a rapidly changing market and stay strategically relevant to our clients, we continue to invest in innovation and growth businesses, diversifying our traditional business process outsourcing services of our CMS segment into higher-value consulting, data analytics, digital marketing and technology-enabled services. Of the $310.2 million in revenue we reported in the current period, approximately 29% or $90.9 million came from the CGS, CTS and CSS segments (our “Emerging Segments”), focused on customer-centric strategy, growth or technology-based services, with the remainder of our revenue coming from the traditional business process outsourcing focused CMS segment.

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

Our strong balance sheet, cash flows from operations and access to debt and capital markets have historically provided us the financial flexibility to effectively fund our organic growth, capital expenditures, strategic acquisitions and incremental investments. Additionally, we continue to return capital to our shareholders via an ongoing stock repurchase program. As of June 30, 2015, our cumulative authorized repurchase allowance was $662.3 million, of which we repurchased 42.6 million shares for $637.8 million. For the period from June 30, 2015 through July 31, 2015, we repurchased no additional shares. The stock repurchase program does not have an expiration date.

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

Customer Technology Services

Once the design of the customer engagement is completed, our ability to architect, deploy and host or manage the client’s customer management environment becomes a key enabler to achieving and sustaining the client’s customer engagement vision. Given the proliferation of mobile communication technologies and devices, we enable our clients’ operations to interact with their customers across the growing array of channels including email, social networks, mobile, web, SMS text, voice and chat. We design, implement and manage cloud, on-premise or hybrid customer management environments to deliver a consistent and superior experience across all touch points on a global scale that we believe result in higher quality, lower costs and reduced risk for our clients. Through our proprietary Humanify™ technology, we also provide data-driven context aware SaaS-based solutions that link customers seamlessly and directly to appropriate resources, any time and across any channel.

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
Travel and Transportation
Technology

In the second quarter of 2015, our revenue increased 5.0% to $310.2 million over the same period in 2014 despite a decrease of 5.8% or $17.3 million due to foreign currency fluctuations, primarily the Australian dollar and the Brazilian Real. Revenue, adjusted for the $17.3 million decrease related to foreign exchange, increased by $32.0 million, or 10.8%, over the prior year. This increase in revenue is comprised of growth in all four segments.

Our second quarter 2015 income from operations increased 13.0% to $23.4 million or 7.5% of revenue, from $20.7 million or 7.0% of revenue in the second quarter of 2014. This increase is due to organic revenue growth and income from the recent acquisitions. These were partially offset by $0.5 million additional amortization of intangibles related to the acquisitions, investments in sales, research and development and the adverse impact of foreign currency fluctuations. Income from operations in the second quarter of 2015 and 2014 included $0.2 million and $0.6 million of restructuring charges and asset impairments, respectively.

Our offshore delivery centers serve clients based in the U.S. and in other countries and spans five countries with 20,150 workstations and representing 62% of our global delivery capability. Revenue for our CMS and CGS segments that is provided in these offshore locations was $112 million and represented 44% of our revenue for the second quarter of 2015, as compared to $112 million and 45% of our revenue for 2014.

Our cash flow from operations and available credit allowed us to finance a significant portion of our capital needs and stock repurchases through internally generated cash flows. At June 30, 2015, we had $93.8 million of cash and cash equivalents, total debt of $124.5 million, and a total debt to total capitalization ratio of 21.5%.

We internally target capacity utilization in our delivery centers at 80% to 90% of our available workstations. As of June 30, 2015, the overall capacity utilization in our multi-client centers was 75%. The table below presents workstation data for our multi-client centers as of June 30, 2015 and 2014. Dedicated and Managed Centers (5,826 and 5,126 workstations, at June 30, 2015 and 2014, respectively) are excluded from the workstation data as unused workstations in these facilities are not available for sale. Our utilization percentage is defined as the total number of utilized production workstations compared to the total number of available production workstations. We may change the designation of shared or dedicated centers based on the normal changes in our business environment and client needs.

	June 30, 2015			June 30, 2014

	Total Production Workstations	In Use	% In Use	Total Production Workstations	In Use	% In Use

Multi-client centers
Sites open <1 year	1,425	707	50%	2,314	1,679	73%
Sites open >1 year	25,151	19,197	76%	21,575	17,678	82%
Total multi-client centers	26,576	19,904	75%	23,889	19,357	81%

The reduction in utilization in the second quarter of 2015 compared to the second quarter of 2014 is due to the build out of a new supersite for one of our largest clients and the impact of higher seasonal volumes in the fourth and first quarters versus the second and third quarters. The transition of the supersite will be complete by year-end.

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

Results of Operations

Three months ended June 30, 2015 compared to three months ended June 30, 2014

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the three months ended June 30, 2015 and 2014 (amounts in thousands). All inter—company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Revenue	$219,316	$218,683	$633	0.3%
Operating Income	13,324	16,493	(3,169)	(19.2)%
Operating Margin	6.1%	7.5%

The increase in revenue for the Customer Management Services segment was attributable to a $21.8 million net increase in client programs and acquisitions offset by program completions of $6.5 million. Revenue was further impacted by a $14.7 million reduction due to foreign currency fluctuations, primarily the Australian dollar and the Brazilian Real.

The operating income as a percentage of revenue decreased to 6.1% in the second quarter of 2015 as compared to 7.5% in the prior period. The operating margin decrease is the result of a number of growth related investments in CMS including the build out of a supersite for one of our largest clients and increased spend in sales, marketing and research and development. Additionally the operating income was adversely impacted by higher seasonal volumes in the fourth quarter of 2014 and first quarter of 2015 which naturally decline in the second and third quarters. As with revenue, operating income was negatively impacted by foreign currency fluctuations. Included in the operating income was amortization related to acquired intangibles of $0.2 million and $0.2 million for the quarters ended June 30, 2015 and 2014, respectively.

Customer Growth Services

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Revenue	$30,570	$28,875	$1,695	5.9%
Operating Income	2,122	1,831	291	15.9%
Operating Margin	6.9%	6.3%

The increase in revenue for the Customer Growth Services segment was due to a $5.1 million increase in client programs offset by program completions of $2.1 million, and a $1.3 million reduction due to foreign currency fluctuations.

The operating income as a percentage of revenue increased to 6.9% in the second quarter of 2015 as compared to 6.3% in the prior period. This increase was primarily driven by ramp of new programs that began in late 2014 offset by decreases due to foreign currency fluctuations. Included in the operating income was amortization related to acquired intangibles of $0.7 million and $0.7 million for the quarters ended June 30, 2015 and 2014, respectively.

Customer Technology Services

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Revenue	$38,087	$35,737	$2,350	6.6%
Operating Income	3,250	1,616	1,634	101.1%
Operating Margin	8.5%	4.5%

The increase in revenue for the Customer Technology Services segment was related to increases in the Cisco product offerings.

The operating income as a percentage of revenue increased to 8.5% in the second quarter of 2015 as compared to 4.5% in the prior period. The improvement in operating income margin is attributable to increased revenue in combination with lower selling, general and administrative expenses and an improving depreciation expense to revenue ratio in our cloud business. Included in the operating income was amortization related to acquired intangibles of $1.0 million and $1.1 million for the quarters ended June 30, 2015 and 2014, respectively.

Customer Strategy Services

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Revenue	$22,250	$12,195	$10,055	82.5%
Operating Income	4,656	727	3,929	540.4%
Operating Margin	20.9%	6.0%

The increase in revenue for the Customer Strategy Services segment was primarily related to the acquisition of rogenSi in August 2014, as well as organic growth across several of our geographies and practices including our analytics and operations and technology practices offset by a $1.1 million reduction due to foreign exchange fluctuations.

The operating income as a percentage of revenue increased to 20.9% in the second quarter of 2015 as compared to 6.0% in the prior period. The operating income increase was related to organic revenue growth of our operations and technology practice and the acquisition of rogenSi. Included in the operating income was amortization expense of $0.9 million and $0.4 million for the quarters ended June 30, 2015 and 2014, respectively.

Interest Income (Expense)

For the three months ended June 30, 2015 interest income decreased slightly to $0.4 million from $0.5 million in the same period in 2014. Interest expense decreased to $1.7 million during 2015 from $1.9 million during 2014.

Other Income (Expense), Net

Included in the three months ended June 30, 2015 was a $0.5 million benefit related to a fair value adjustment of the contingent consideration for one of our acquisitions (see Part 1, Item 1. Financial Statements, Note 7 the Consolidated Financial Statements for further details).

Included in the three months ended June 30, 2014 was a $4.0 million benefit related to a fair value adjustment of the contingent consideration for one of our acquisitions (see Part 1, Item 1. Financial Statements, Note 7 the Consolidated Financial Statements for further details).

Income Taxes

The effective tax rate for the three months ended June 30, 2015 was 33.6%. This compares to an effective tax rate of 23.0% for the comparable period of 2014. The effective tax rate for the three months ended June 30, 2015 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. Without $0.2 million of expense related to changes in the valuation allowance, $1.5 million of expenses related to a reserve for uncertain tax positions, and $0.4 million of expense related to return to provision adjustments, the Company’s effective tax rate for the second quarter would have been 24.7%.

Results of Operations

Six months ended June 30, 2015 compared to six months ended June 30, 2014

The tables included in the following sections are presented to facilitate an understanding of Management’s Discussion and Analysis of Financial Condition and Results of Operations and present certain information by segment for the six months ended June 30, 2015 and 2014 (in thousands). All inter—company transactions between the reported segments for the periods presented have been eliminated.

Customer Management Services

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Revenue	$462,325	$446,607	$15,718	3.5%
Operating Income	35,026	37,316	(2,290)	(6.1)%
Operating Margin	7.6%	8.4%

The increase in revenue for the Customer Management Services segment was attributable to a $50.9 million net increase in client programs and acquisitions offset by program completions of $12.6 million. Revenue was further impacted by a $22.6 million reduction due to foreign currency fluctuations, primarily the Australian dollar and the Brazilian Real.

The operating income as a percentage of revenue decreased to 7.6% in the six months ended June 30, 2015 as compared to 8.4% in the prior period. The operating margin decrease is the result of a number of growth related investments in CMS including the build out of a supersite for one of our largest clients and increased spend in sales, marketing and research and development. Additionally the operating income was adversely impacted by higher seasonal volumes in the fourth quarter of 2014 and first quarter of 2015 which naturally decline in the second and third quarters. As with revenue, operating income was negatively impacted by foreign currency fluctuations. Included in the operating income was amortization related to acquired intangibles of $0.5 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively.

Customer Growth Services

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Revenue	$56,526	$57,780	$(1,254)	(2.2)%
Operating Income	2,148	3,601	(1,453)	(40.3)%
Operating Margin	3.8%	6.2%

The decrease in revenue for the Customer Growth Services segment was due to a $5.6 million increase in client programs offset by program completions of $4.7 million, and a $2.2 million reduction due to foreign currency fluctuations.

The operating income as a percentage of revenue decreased to 3.8% in the June 30, 2015 as compared to 6.2% in the prior period. This decrease was primarily driven by the completion of established programs and the ramp of new programs that began in late 2014 and decreases due to foreign currency fluctuations. Included in the operating income was amortization related to acquired intangibles of $1.3 million and $1.3 million for the six months ended June 30, 2015 and 2014, respectively.

Customer Technology Services

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Revenue	$73,801	$68,513	$5,288	7.7%
Operating Income	5,259	1,927	3,332	172.9%
Operating Margin	7.1%	2.8%

The increase in revenue for the Customer Technology Services segment was related to increases in both the Cisco and Avaya product offerings.

The operating income as a percentage of revenue increased to 7.1% in the six months ended June 30, 2015 as compared to 2.8% in the prior period. The improvement in operating income margin is attributable to increased revenue in combination with lower selling, general and administrative expenses and an improving depreciation expense to revenue ratio in our cloud business. Included in the operating income was amortization related to acquired intangibles of $2.0 million and $2.3 million for the six months ended June 30, 2015 and 2014, respectively.

Customer Strategy Services

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Revenue	$43,092	$24,811	$18,281	73.7%
Operating Income	7,047	2,180	4,867	223.3%
Operating Margin	16.4%	8.8%

The increase in revenue for the Customer Strategy Services segment was primarily related to the acquisition of rogenSi in August 2014, as well as organic growth across several of our geographies and practices including our analytics and operations and technology practices offset by a $1.8 million reduction due to foreign exchange fluctuations.

The operating income as a percentage of revenue increased at 16.4% in the six months ended June 30, 2015 as compared to 8.8% in the prior period. The operating margin increase related to the organic revenue growth of our operations and technology practice and the acquisition of rogenSi. Included in the operating income was amortization expense of $1.6 million and $0.7 million for the six months ended June 30, 2015 and 2014, respectively.

Interest Income (Expense)

For the six months ended June 30, 2015 interest income decreased to $0.7 million from $1.0 million in the same period in 2014. Interest expense decreased to $3.4 million during 2015 from $3.6 million in 2014.

Other Income (Expense), Net

Included in the six months ended June 30, 2015 was a $0.5 million benefit related to a fair value adjustment of the contingent consideration for one of our acquisitions (see Part 1, Item 1. Financial Statements, Note 7 to the Consolidated Financial Statements for further details).

Included in the six months ended June 30, 2014 was a $4.0 million benefit related to a fair value adjustment of the contingent consideration for one of our acquisitions (see Part 1, Item 1. Financial Statements, Note 7 to the Consolidated Financial Statements for further details).

Income Taxes

The effective tax rate for the six months ended June 30, 2015 was 25.6%. This compares to an effective tax rate of 17.4% for the comparable period of 2014. The effective tax rate for the six months ended June 30, 2015 was influenced by earnings in international jurisdictions currently under an income tax holiday and the distribution of income between the U.S. and international tax jurisdictions. Without $1.5 million of expense related to a reserve for uncertain tax positions, a $0.4 million benefit related to restructuring charges, and $0.6 million of expense related to return to provision, and $0.6 million of benefit related to other discrete items recognized during the quarter, the Company’s effective tax rate for the six months would have been 22.7%.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash generated from operations, our cash and cash equivalents, and borrowings under our Credit Agreement, dated June 3, 2013 (the “Credit Agreement”). During the quarter ended June 30, 2015, we generated positive operating cash flows of $85.5 million. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

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

The following discussion highlights our cash flow activities during the six months ended June 30, 2015 and 2014.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents totaled $93.8 million and $77.3 million as of June 30, 2015 and December 31, 2014, respectively. We diversify the holdings of such cash and cash equivalents considering the financial condition and stability of the counterparty institutions.

We reinvest our cash flows to grow our client base, expand our infrastructure, for investment in research and development, for strategic acquisitions and the purchase of our outstanding stock.

Cash Flows from Operating Activities

For the six months ended June 30, 2015 and 2014, net cash flows provided by operating activities was $85.5 million and $31.6 million, respectively. The increase was primarily due to an $18.4 million increase in cash collected from accounts receivable and a $36.2 million decrease in payments made for operating expenses.

Cash Flows from Investing Activities

For the six months ended June 30, 2015 and 2014, we reported net cash flows used in investing activities of $40.2 million and $43.1 million, respectively. The decrease was due to a decreased spending on acquisitions of $7.0 million along with a $5.0 million decrease in capital expenditures offset by a $9.0 million investment made during the first three months of 2015.

Cash Flows from Financing Activities

For the six months ended June 30, 2015 and 2014, we reported net cash flows used in financing activities of $21.4 million and $51.1 million, respectively. The change in net cash flows from 2014 to 2015 was primarily due to a $15.0 million increase in net borrowings from our line of credit, a $24.8 million decrease in purchases of our outstanding common stock offset by $8.7 million of dividends paid during the first three months of 2015.

Free Cash Flow

Free cash flow (see “Presentation of Non—GAAP Measurements” below for the definition of free cash flow) increased for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to the increase in cash flows provided by operating activities and by a decrease in capital expenditures. Free cash flow was $56.0 million and $(2.9) million for the six months ended June 30, 2015 and 2014, respectively.

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

The following table reconciles net cash provided by operating activities to free cash flow for our consolidated results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net cash provided by operating activities	$81,693	$18,093	$85,513	$31,630
Less: Purchases of property, plant and equipment	16,467	19,388	29,505	34,483

Free cash flow	$65,226	$(1,295)	$56,008	$(2,853)

Obligations and Future Capital Requirements

Future maturities of our outstanding debt and contractual obligations as of June 30, 2015 are summarized as follows (in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Total

Credit Facility(1)	$2,675	$4,321	$115,000	$-	$121,996

Equipment financing arrangements	-	-	-	-	-

Contingent consideration	8,603	4,008	-	-	12,611

Purchase obligations	16,335	22,041	-	-	38,376

Operating lease commitments	24,869	63,334	28,834	1,899	118,936

Other debt	3,476	4,205	1,567	-	9,248

Total	$55,958	$97,909	$145,401	$1,899	$301,167

(1)                Includes estimated interest payments based on the weighted-average interest rate, unused commitment fees, current interest rate swap arrangements, and outstanding debt as of June 30, 2015.

•	Contractual obligations to be paid in a foreign currency are translated at the period end exchange rate.

•

Purchase obligations primarily consist of outstanding purchase orders for goods or services not yet received, which are not recognized as liabilities in our Consolidated Balance Sheets until such goods and/or services are received.

•	The contractual obligation table excludes our liabilities of $3.5 million related to uncertain tax positions because we cannot reliably estimate the timing of cash payments.

Our outstanding debt is primarily associated with the use of funds under our Credit Agreement to fund working capital, repurchase our common stock, dividends, and other cash flow needs across our global operations.

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

Client Concentration

During the six months ended June 30, 2015, one of our clients represented 10.9% of our total revenue. Our five largest clients accounted for 36.3% and 38.4% of our consolidated revenue for the three months ended June 30, 2015 and 2014, respectively. Our five largest clients accounted for 36.3% and 37.9% of our consolidated revenue for the six months ended June 30, 2015 and 2014, respectively. We have experienced long-term relationships with our top five clients, ranging from two to 19 years, with the majority of these clients having completed multiple contract renewals with us. The relative contribution of any single client to consolidated earnings is not always proportional to the relative revenue contribution on a consolidated basis and varies greatly based upon specific contract terms. In addition, clients may adjust business volumes served by us based on their business requirements. We believe the risk of this concentration is mitigated, in part, by the long—term contracts we have with our largest clients. Although certain client contracts may be terminated for convenience by either party, we believe this risk is mitigated, in part, by the service level disruptions and transition/migration costs that would arise for our clients.

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

Interest Rate Risk

We entered into interest rate derivative instruments to reduce our exposure to interest rate fluctuations associated with our variable rate debt. The interest rate on our Credit Agreement is variable based upon the Prime Rate and LIBOR and, therefore, is affected by changes in market interest rates. As of June 30, 2015, we had $115.0 million of outstanding borrowings under the Credit Agreement. Based upon average outstanding borrowings during the three and six months ended June 30, 2015, interest accrued at a rate of approximately 1.2% and 1.2% per annum, respectively. If the Prime Rate or LIBOR increased by 100 basis points during the quarter, there would not have been a material impact to our consolidated financial position or results of operations.

The Company’s interest rate swap arrangements as of June 30, 2015 and December 31, 2014 were as follows:

	Notional Amount	Variable Rate Received	Fixed Rate Paid	Contract Commencement Date	Contract Maturity Date
As of June 30, 2015	$25 million	1 - month LIBOR	2.55%	April 2012	April 2016

and December 31, 2014	15 million	1 - month LIBOR	3.14%	May 2012	May 2017
	$40 million

Foreign Currency Risk

Our subsidiaries in Bulgaria, Canada, Costa Rica, Mexico, and the Philippines use the local currency as their functional currency for paying labor and other operating costs. Conversely, revenue for these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars or other foreign currencies. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. For the six months ended June 30, 2015 and 2014, revenue associated with this foreign exchange risk was 30% and 33% of our consolidated revenue, respectively.

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

Our cash flow hedging instruments as of June 30, 2015 and December 31, 2014 are summarized as follows (amounts in thousands). All hedging instruments are forward contracts, except as noted.

As of June 30, 2015	Local Currency Notional Amount	U.S. Dollar Notional Amount		% Maturing in the Next 12 Months	Contracts Maturing Through

Philippine Peso	16,856,000	380,216	(1)	43.0%	February 2020
Mexican Peso	2,684,000	183,258		28.2%	May 2020
		$563,474

As of December 31, 2014	Local Currency Notional Amount	U.S. Dollar Notional Amount

Canadian Dollar	1,500	$1,441
Philippine Peso	17,428,000	398,046	(1)
Mexican Peso	2,532,000	179,089
New Zealand Dollar	490	381
		$578,957

(1)                Includes contracts to purchase Philippine pesos in exchange for New Zealand dollars and Australian dollars, which are translated into equivalent U.S. dollars on June 30, 2015 and December 31, 2014.

The fair value of our cash flow hedges at June 30, 2015 was assets/(liabilities) (in thousands):

	June 30, 2015	Maturing in the Next 12 Months

Philippine Peso	(15,726)	(6,793)

Mexican Peso	(20,079)	(7,029)

	$(35,805)	$(13,822)

Our cash flow hedges are valued using models based on market observable inputs, including both forward and spot foreign exchange rates, implied volatility, and counterparty credit risk. The decrease in fair value from June 30, 2015 largely reflects a broad strengthening in the U.S. dollar.

We recorded net losses of approximately $4.2 million and $3.0 million for settled cash flow hedge contracts and the related premiums for the six months ended June 30, 2015 and 2014, respectively. These losses were reflected in Revenue in the accompanying Consolidated Statements of Comprehensive Income (Loss). If the exchange rates between our various currency pairs were to increase or decrease by 10% from current period-end levels, we would incur a material gain or loss on the contracts. However, any gain or loss would be mitigated by corresponding increases or decreases in our underlying exposures.

Other than the transactions hedged as discussed above and in Part I, Item 1. Financial Statements, Note 6 to the Consolidated Financial Statements, the majority of the transactions of our U.S. and foreign operations are denominated in their respective local currency. However, transactions are denominated in other currencies from time-to-time. We do not currently engage in hedging activities related to these types of foreign currency risks because we believe them to be insignificant as we endeavor to settle these accounts on a timely basis. For the six months ended June 30, 2015 and 2014, approximately 23% and 24%, respectively, of revenue was derived from contracts denominated in currencies other than the U.S. Dollar. Our results from operations and revenue could be adversely affected if the U.S. Dollar strengthens significantly against foreign currencies.

Fair Value of Debt and Equity Securities

We did not have any investments in debt or equity securities as of June 30, 2015 or December 31, 2014.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to reasonably ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015 to provide such reasonable assurance.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors described in Item 1A. Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Following is the detail of the issuer purchases made during the quarter ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)[1]

March 31, 2015				$30,907

April 1, 2015 - April 30, 2015	-	$-	-	$30,907

May 1, 2015 - May 31, 2015	200,230	$26.57	200,230	$25,588

June 1, 2015 - June 30, 2015	40,100	$25.39	40,100	$24,570

Total	240,330		240,330

(1)    In November 2001, our Board of Directors (“Board”) authorized a stock repurchase program with the objective of increasing stockholder returns. The Board periodically authorizes additional increases to the program. The most recent Board authorization to purchase additional common stock occurred in February 2015, whereby the Board increased the program allowance by $25.0 million. Since inception of the program through June 30, 2015, the Board has authorized the repurchase of shares up to a total value of $662.3 million, of which we have purchased 42.6 million shares on the open market for $637.8 million. As of June 30, 2015 the remaining amount authorized for repurchases under the program was approximately $24.6 million. The stock repurchase program does not have an expiration date.

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

TELETECH HOLDINGS, INC.
(Registrant)

Date: August 5, 2015	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: August 5, 2015	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)