Form 10-Q/A
period 2015-06-30
TELETECH HOLDINGS INC
filed 2015-08-06
CIK 1013880

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

Explanatory Note

TeleTech Holdings, Inc. (the “Company”) is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June, 30, 2015, which was filed with the Securities and Exchange Commission on August 5, 2015 (the “Form 10-Q”), solely to file the required Exhibit 101 to the Form 10-Q for the purpose of including the XBRL filing materials.

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

TELETECH HOLDINGS, INC.
(Registrant)

Date: August 6, 2015	By:	/s/ Kenneth D. Tuchman
Kenneth D. Tuchman
Chairman and Chief Executive Officer

Date: August 6, 2015	By:	/s/ Regina M. Paolillo
Regina M. Paolillo
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Notes to the Consolidated Financial Statements, (ii) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014 (unaudited), (iv) Consolidated Statements of Stockholders’ Equity as of and for the six months ended June 30, 2015 (unaudited), and (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (unaudited).